Form 10-Q
period 2006-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2006-05-10
CIK 878375

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

                        Commission file number 33-50080
                             --------------------

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X        No __
     -

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 1b-2 of the Exchange
Act. Large Accelerated Filer        Accelerated Filer   X
                             -----                    -----
Non-Accelerated Filer
                        -----

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act). Yes      No X
                                       ---     -

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION


         Item 1. Financial Statements (Unaudited)

         Balanced Fund............................................................................................1
                  Statement of Assets and Liabilities.............................................................1
                  Statement of Operations.........................................................................2
                  Statement of Changes in Net Assets..............................................................3
                  Financial Highlights............................................................................4
         Index Equity Fund........................................................................................5
                  Statement of Assets and Liabilities.............................................................5
                  Statement of Operations ........................................................................6
                  Statement of Changes in Net Assets..............................................................7
                  Financial Highlights............................................................................8
         Intermediate Bond Fund...................................................................................9
                  Statement of Assets and Liabilities.............................................................9
                  Statement of Operations........................................................................10
                  Statement of Changes in Net Assets.............................................................11
                  Financial Highlights...........................................................................12
         International Equity Fund...............................................................................13
                  Statement of Assets and Liabilities............................................................13
                  Statement of Operations........................................................................14
                  Statement of Changes in Net Assets ............................................................15
                  Financial Highlights...........................................................................16
         Large-Cap Growth Equity Fund............................................................................17
                  Statement of Assets and Liabilities............................................................17
                  Statement of Operations........................................................................18
                  Statement of Changes in Net Assets.............................................................19
                  Financial Highlights...........................................................................20
         Large-Cap Value Equity Fund.............................................................................21
                  Statement of Assets and Liabilities............................................................21
                  Statement of Operations .......................................................................22
                  Statement of Changes in Net Assets ............................................................23
                  Financial Highlights...........................................................................24
         Mid-Cap Growth Equity Fund..............................................................................25
                  Statement of Assets and Liabilities ...........................................................25
                  Statement of Operations........................................................................26
                  Statement of Changes in Net Assets ............................................................27
                  Financial Highlights...........................................................................28
         Mid-Cap Value Equity Fund...............................................................................29
                  Statement of Assets and Liabilities............................................................29
                  Statement of Operations........................................................................30
                  Statement of Changes in Net Assets.............................................................31
                  Financial Highlights...........................................................................32
         Small-Cap Equity Fund...................................................................................33
                  Statement of Assets and Liabilities ...........................................................33





                  Statement of Operations .......................................................................34
                  Statement of Changes in Net Assets ............................................................35
                  Financial Highlights...........................................................................36
         Stable Asset Return Fund................................................................................37
                  Statement of Assets and Liabilities............................................................37
                  Statement of Operations........................................................................38
                  Statement of Changes in Net Assets.............................................................39
                  Financial Highlights...........................................................................40
         Structured Portfolio Service - Conservative Portfolio...................................................41
                  Statement of Assets and Liabilities ...........................................................41
                  Statement of Operations........................................................................42
                  Statement of Changes in Net Assets ............................................................43
                  Financial Highlights...........................................................................44
         Structured Portfolio Service - Moderate Portfolio.......................................................45
                  Statement of Assets and Liabilities............................................................45
                  Statement of Operations........................................................................46
                  Statement of Changes in Net Assets.............................................................47
                  Financial Highlights...........................................................................48
         Structured Portfolio Service - Aggressive Portfolio.....................................................49
                  Statement of Assets and Liabilities ...........................................................49
                  Statement of Operations........................................................................50
                  Statement of Changes in Net Assets.............................................................51
                  Financial Highlights...........................................................................52

         Notes to Unaudited Financial Statements.................................................................53

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations....................66

         Item 4. Controls and Procedures.........................................................................75

PART II. OTHER INFORMATION.......................................................................................76

         Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.....................................76

         Item 6. Exhibits........................................................................................76

SIGNATURES

PART I.  FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS (UNAUDITED)



        American Bar Association Members/ State Street Collective Trust
                                 Balanced Fund
                      Statement of Assets and Liabilities
                                   Unaudited

                                                                 March 31, 2006
                                                                ----------------
                            Assets
   Investments, at value (cost $232,003,327)..................   $293,017,441(a)
   Investments in affiliated issuers, at value
        (cost $26,861,223)....................................     26,861,223
   Intermediate Bond Fund
        (cost $159,105,803 and units of 8,762,981)............    166,821,263
   Cash.......................................................            608
   Receivable for investments sold............................        420,988
   Dividends and interest receivable..........................        256,049
                                                                ---------------
      Total assets............................................    487,377,572
                                                                ---------------
                          Liabilities
   Payable for collateral received on securities loaned.......     20,168,226
   Payable for investments purchased..........................        348,632
   Payable for fund units redeemed............................         39,438
   Investment advisory fee payable............................        170,789
   State Street Bank and Trust Company--program fee payable....        81,880
   Trustee, management and administration fees payable........         23,427
   ABA Retirement Funds--program fee payable...................        10,875
   Other accruals.............................................         58,104
                                                                ---------------
      Total liabilities.......................................     20,901,371
                                                                ---------------
Net Assets (equivalent to $82.89 per unit
   based on 5,627,853 units outstanding)......................   $466,476,201
                                                                ===============

(a) Includes securities on loan with a value of $19,720,126.


                          The accompanying notes are
          an integral part of these unaudited financial statements.

       American Bar Association Members/ State Street Collective Trust
                                Balanced Fund
                           Statement of Operations
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
Investment income
   Dividends (net of foreign tax expense of  $3,158).......... $     1,118,622
   Dividends- affiliated issuers..............................          29,768
   Securities lending income, net.............................           5,872
                                                              ------------------
            Total investment income...........................       1,154,262
                                                              ------------------
Expenses
   Investment advisory fee....................................         170,788
   State Street Bank and Trust Company--program fee...........         244,125
   ABA Retirement Funds--program fee..........................          31,842
   Trustee, management and administration fees................          68,565
   Reports to unitholders.....................................          11,854
   Legal and audit fees.......................................          19,456
   Compliance consultant fees.................................          23,301
   Registration fees..........................................           2,527
   Other fees.................................................           9,723
                                                              ------------------
            Total expenses....................................         582,181
                                                              ------------------
Net investment income.........................................         572,081
                                                              ------------------

Realized and unrealized gain on:
      Investments.............................................       7,718,202
      Intermediate Bond Fund..................................         345,437
                                                              ------------------
            Net realized gain.................................       8,063,639
                                                              ------------------

      Change in net unrealized appreciation (depreciation)
        on investments........................................       2,121,752
                                                              ------------------

            Net realized and unrealized gain..................      10,185,391
                                                              ------------------

Net increase in net assets resulting from operations.......... $    10,757,472
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

       American Bar Association Members/ State Street Collective Trust
                                Balanced Fund
                      Statement of Changes in Net Assets
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
From operations
   Net investment income......................................  $       572,081
   Net realized gain..........................................        8,063,639
   Change in net unrealized appreciation (depreciation).......        2,121,752
                                                              ------------------
         Net increase in net assets resulting from operations.       10,757,472
                                                              ------------------

From unitholder transactions
   Proceeds from units issued.................................        2,002,532
   Cost of units redeemed.....................................      (15,223,475)
                                                              ------------------
         Net decrease in net assets
           resulting from unitholder transactions.............      (13,220,943)
                                                              ------------------
         Net decrease in net assets...........................       (2,463,471)

Net Assets
   Beginning of period........................................      468,939,672
                                                              ------------------
   End of period..............................................  $   466,476,201
                                                              ==================

Number of units
   Outstanding-beginning of period............................        5,787,593
      Issued..................................................           24,077
      Redeemed................................................         (183,817)
                                                              ------------------

Outstanding-end of period.....................................        5,627,853
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

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
Investment income+............................................  $          0.20
Net expenses(+)++.............................................            (0.10)
                                                              ------------------

Net investment income.........................................             0.10
Net realized and unrealized gain..............................             1.77
                                                              ------------------

Net increase in unit value....................................             1.87
Net asset value at beginning of period........................            81.02
                                                              ------------------

Net asset value at end of period..............................  $         82.89
                                                              ==================

Ratio of net expenses to average net assets*++................           0.50%
Ratio of net investment income to average net assets*.........           0.49%
Portfolio turnover**+++.......................................              4%
Total return**................................................           2.31%
Net assets at end of period (in thousands)....................        $466,476

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

       American Bar Association Members/ State Street Collective Trust
                              Index Equity Fund
                     Statement of Assets and Liabilities
                                  Unaudited

                                                                 March 31, 2006
                                                                ----------------
                            Assets
   Investments in affiliated fund, at value:
   State Street Bank and Trust Company Russell 3000 Index
     Securities Lending Fund (cost $354,075,037 and units of
     38,945,089)..............................................    $425,007,758
   Receivable for fund units sold.............................          16,234
                                                                ----------------
      Total assets............................................     425,023,992
                                                                ----------------
                          Liabilities
   Payable for fund units redeemed............................         573,711
   State Street Bank and Trust Company--program fee payable...         114,771
   Trustee, management and administration fees payable........          32,830
   ABA Retirement Funds--program fee payable..................          14,684
   Other accruals.............................................          81,144
                                                                ----------------
      Total liabilities.......................................         817,140
                                                                ----------------
Net Assets
   (equivalent to $33.56 per unit based on 12,639,216 units
   outstanding)...............................................    $424,206,852
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

       American Bar Association Members/ State Street Collective Trust
                              Index Equity Fund
                           Statement of Operations
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
Investment income
   Securities lending income from underlying affiliated fund.  $        17,192
                                                              ------------------
            Total investment income..........................           17,192
                                                              ------------------
Expenses
   State Street Bank and Trust Company--program fee..........          337,131
   ABA Retirement Funds--program fee.........................           43,983
   Trustee, management and administration fees...............           94,709
   Reports to unitholders....................................           16,371
   Legal and audit fees......................................           26,869
   Compliance consultant fees................................           32,179
   Registration fees.........................................            3,490
   Other fees................................................           13,427
                                                              ------------------
            Total expenses...................................          568,159
                                                              ------------------
Net investment loss..........................................         (550,967)
                                                              ------------------

Net realized and unrealized gain on investments in affiliated fund
         Net realized gain - affiliated issuers..............          346,478
         Change in net unrealized appreciation (depreciation)       21,111,847
                                                              ------------------
            Net realized and unrealized gain.................       21,458,325
                                                              ------------------

Net increase in net assets resulting from operations.........  $    20,907,358
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

       American Bar Association Members/ State Street Collective Trust
                              Index Equity Fund
                      Statement of Changes in Net Assets
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------

From operations
   Net investment loss.......................................  $     (550,967)
   Net realized gain.........................................         346,478
   Change in net unrealized appreciation (depreciation)......      21,111,847
                                                              ------------------
         Net increase in net assets resulting from operations      20,907,358
                                                              ------------------

From unitholder transactions
   Proceeds from units issued................................       6,136,157
   Cost of units redeemed....................................      (5,539,095)
                                                              ------------------
         Net increase in net assets resulting from unitholder
         transactions........................................         597,062
                                                              ------------------
         Net increase in net assets..........................      21,504,420

Net Assets
   Beginning of period.......................................     402,702,432
                                                              ------------------
   End of period.............................................  $  424,206,852
                                                              ==================

Number of units
   Outstanding-beginning of period...........................      12,621,390
      Issued.................................................         186,667
      Redeemed...............................................        (168,841)
                                                              ------------------
   Outstanding-end of period.................................      12,639,216
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

       American Bar Association Members/ State Street Collective Trust
                              Index Equity Fund
                             Financial Highlights
                                  Unaudited

                (For a unit outstanding throughout the period)

                                                                For the period
                                                              January 1, 2006 to
                                                                 March 31, 2006
                                                              ------------------
Investment income+(a)........................................             $0.00
Net expenses(+)++............................................             (0.04)
                                                              ------------------

Net investment loss..........................................             (0.04)
Net realized and unrealized gain.............................              1.69
                                                              ------------------

Net increase in unit value...................................              1.65
Net asset value at beginning of period.......................             31.91
                                                              ------------------

Net asset value at end of period.............................            $33.56
                                                              ==================
Ratio of net expenses to average net assets*++...............             0.55%
Ratio of net investment loss to average net assets*..........           (0.54)%
Portfolio turnover**+++......................................                1%
Total return**...............................................             5.17%
Net assets at end of period (in thousands)...................          $424,207


_______________

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

       American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                     Statement of Assets and Liabilities
                                  Unaudited

                                                               March 31, 2006
                                                              ----------------
                            Assets
   Investments, at value (cost $422,317,137).................   $411,130,922 (a)
   Investments in affiliated issuers, at value (cost
   $48,595,690)..............................................     48,595,690
   Foreign currency, at value (cost $2,440,763)..............      2,431,193
   Cash......................................................          1,260
   Receivable for investments sold...........................     62,095,475
   Interest receivable.......................................      1,801,027
   Receivable for fund units sold............................      2,881,757
   Receivable for futures variation margin...................         71,591
   Swap contracts, at value .................................        469,245
                                                              ----------------
      Total assets...........................................    529,478,160
                                                              ----------------
                          Liabilities
   Payable for collateral received on securities loaned......     34,479,848
   Payable for investments purchased.........................     37,260,433
   Swap contracts, at value .................................      2,464,164
   Investment advisory fee payable...........................        104,352
   State Street Bank and Trust Company--program fee payable..        123,812
   Gross unrealized depreciation of
     forward currency exchange contracts.....................          2,033
   Trustee, management and administration fees payable.......         35,417
   Options written, at value (premiums received $50,161).....          2,575
   ABA Retirement Funds--program fee payable.................         16,438
   Other accruals............................................         88,883
                                                              ----------------
      Total liabilities......................................     74,577,955
                                                              ----------------
Net Assets
   (equivalent to $19.03 per unit based on 23,901,905 units
   outstanding)..............................................   $454,900,205
                                                              ================

(a)   Includes securities on loan with a value of $33,780,156.

                          The accompanying notes are
          an integral part of these unaudited financial statements.

       American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                           Statement of Operations
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
Investment income
   Dividends.................................................  $       41,659
   Interest- unaffiliated issuers............................       5,255,575
   Securities lending income.................................          14,502
                                                              ------------------
            Total investment income..........................       5,311,736
                                                              ------------------
Expenses
   Investment advisory fee...................................         304,015
   State Street Bank and Trust Company--program fee..........         368,504
   ABA Retirement Funds--program fee.........................          48,065
   Trustee, management and administration fees...............         103,498
   Reports to unitholders....................................          17,901
   Legal and audit fees......................................          29,380
   Compliance consultant fees................................          35,186
   Registration fees.........................................           3,816
   Other fees................................................          14,680
                                                              ------------------
            Total expenses...................................         925,045
                                                              ------------------
Net investment income........................................       4,386,691
                                                              ------------------
Net realized and unrealized gain (loss)
   Net realized gain (loss) on:
      Investments............................................       4,858,659
      Foreign currency transactions and forward currency
         exchange contracts..................................         131,046
      Swap contracts.........................................          26,817
      Written options........................................          (2,592)
      Futures contracts......................................      (1,191,642)
                                                              ------------------
            Net realized gain................................       3,822,288
                                                              ------------------
   Change in net unrealized appreciation (depreciation) on:
      Investments............................................      (9,043,702)
      Foreign currency transactions and forward currency
         exchange contracts..................................          90,450
      Written options........................................          25,983
      Futures contracts......................................      (1,315,969)
      Swaps contracts........................................      (1,047,130)
                                                              ------------------
            Change in net unrealized appreciation
              (depreciation).................................     (11,290,368)
                                                              ------------------
            Net realized and unrealized loss.................      (7,468,080)
                                                              ------------------

Net increase in net assets resulting from operations.........     $(3,081,389)
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

       American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                      Statement of Changes in Net Assets
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
From operations
   Net investment income.....................................  $    4,386,691
   Net realized gain.........................................       3,822,288
   Change in net unrealized appreciation (depreciation)......     (11,290,368)
                                                              ------------------
            Net increase (decrease) in net assets
               resulting from operations.....................      (3,081,389)
                                                              ------------------
From unitholder transactions
   Proceeds from units issued................................       6,900,672
   Cost of units redeemed....................................      (2,963,653)
                                                              ------------------
            Net increase in net assets resulting from
               unitholder transactions.......................       3,937,019
                                                              ------------------

            Net increase in net assets.......................         855,630

Net Assets
   Beginning of period.......................................     454,044,575
                                                              ------------------
   End of period.............................................  $  454,900,205
                                                              ==================

Number of units
   Outstanding-beginning of period...........................      23,695,486
      Issued.................................................         360,918
      Redeemed...............................................        (154,499)
                                                              ------------------
   Outstanding-end of period.................................      23,901,905
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

       American Bar Association Members/ State Street Collective Trust
                            Intermediate Bond Fund
                             Financial Highlights
                                  Unaudited

                (For a unit outstanding throughout the period)

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
Investment income+...........................................  $           0.22
Net expenses(+)++............................................             (0.04)
                                                              ------------------

Net investment income .......................................              0.18
Net realized and unrealized loss.............................             (0.31)
                                                              ------------------

Net increase (decrease) in unit value........................             (0.13)
Net asset value at beginning of period.......................             19.16
                                                              ------------------
Net asset value at end of period.............................  $          19.03
                                                              ==================

Ratio of net expenses to average net assets*++...............            0.82%
Ratio of net investment income to average net assets*........            4.01%
Portfolio turnover**.........................................              87%
Total return**...............................................          (0.68)%
Net assets at end of period (in thousands)...................         $454,900

_______________
*     Annualized.
**    Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.



                          The accompanying notes are
          an integral part of these unaudited financial statements.

       American Bar Association Members/ State Street Collective Trust
                          International Equity Fund
                     Statement of Assets and Liabilities
                                  Unaudited

                                                               March 31, 2006
                                                              ----------------
                            Assets
   Investments, at value (cost $166,775,739).................   $232,380,019 (a)
   Investments in affilated issuers,
     at value (cost $51,511,711).............................     51,511,711
   Foreign currency, at value (cost $897,834)................        897,752
   Cash......................................................         72,046
   Dividends receivable......................................      1,012,345
   Receivable for fund units sold............................         39,431
   Tax reclaims receivable...................................         68,648
   Receivable for investments sold...........................      1,201,398
                                                              ----------------
      Total assets...........................................    287,183,350
                                                              ----------------
                          Liabilities
   Payable for collateral received on securities loaned......     47,391,573
   Payable for fund units redeemed...........................      1,863,402
   Payable for investments purchased.........................      3,843,800
   Tax withholding payable...................................          8,320
   Investment advisory fee payable...........................        110,978
   State Street Bank and Trust Company--program fee payable..         62,594
   Trustee, management and administration fees payable.......         17,883
   ABA Retirement Funds--program fee payable.................          8,287
   Other accruals............................................         41,924
                                                              ----------------
      Total liabilities......................................     53,348,761
                                                              ----------------
Net Assets (equivalent to $27.47 per unit based on
   8,510,919 units outstanding)..............................   $233,834,589
                                                              ================

(a)   Includes securities on loan with a value of $45,146,123.


                          The accompanying notes are
          an integral part of these unaudited financial statements.

       American Bar Association Members/ State Street Collective Trust
                          International Equity Fund
                           Statement of Operations
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
Investment income
   Dividends (net of foreign tax expense of $24,247).........  $     1,328,527
   Dividends- affiliated issuers.............................           72,672
   Securities lending income, net............................           17,254
                                                              ------------------
            Total investment income..........................        1,418,453
                                                              ------------------
Expenses
   Investment advisory fee...................................          313,792
   State Street Bank and Trust Company--program fee..........          179,212
   ABA Retirement Funds--program fee.........................           23,381
   Trustee, management and administration fees...............           50,346
   Reports to unitholders....................................            8,688
   Legal and audit fees......................................           14,259
   Compliance consulatant fees...............................           17,075
   Registration fees.........................................            1,852
   Other fees................................................            7,127
                                                              ------------------
            Total expenses...................................          615,732
                                                              ------------------
Net investment income .......................................          802,721
                                                              ------------------

Realized and unrealized gain
   Net realized gain on:
      Investment securities..................................        7,462,166
      Foreign currency.......................................           20,121
                                                              ------------------
            Net realized gain ...............................        7,482,287
                                                              ------------------

   Change in net unrealized appreciation (depreciation) on:
      Investment securities..................................       13,629,724
      Foreign currency.......................................           13,380
                                                              ------------------
      Change in net unrealized appreciation (depreciation)...       13,643,104
                                                              ------------------
            Net realized and unrealized gain.................       21,125,391
                                                              ------------------
Net increase in net assets resulting from operations.........  $    21,928,112
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

       American Bar Association Members/ State Street Collective Trust
                          International Equity Fund
                      Statement of Changes in Net Assets
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
From operations
   Net investment income.....................................  $      802,721
   Net realized gain ........................................       7,482,287
   Change in net unrealized appreciation (depreciation) .....      13,643,104
                                                              ------------------
            Net increase in net assets resulting from
              operations.....................................      21,928,112
                                                              ------------------

From unitholder transactions
   Proceeds from units issued................................      12,174,793
   Cost of units redeemed....................................      (2,374,522)
                                                              ------------------
            Net increase in net assets resulting from
               unitholder transactions.......................       9,800,271
                                                              ------------------
            Net increase in net assets.......................      31,728,383

Net Assets
   Beginning of period.......................................     202,106,206
                                                              ------------------
   End of period.............................................  $  233,834,589
                                                              ==================

Number of units
   Outstanding-beginning of period...........................       8,133,807
      Issued.................................................         466,400
      Redeemed...............................................         (89,288)
                                                              ------------------

   Outstanding-end of period.................................       8,510,919
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

       American Bar Association Members/ State Street Collective Trust
                          International Equity Fund
                             Financial Highlights
                                  Unaudited

                (For a unit outstanding throughout the period)

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
Investment income+ .........................................   $           0.17
Net expenses(+)++ ..........................................              (0.07)
                                                              ------------------

Net investment income ......................................               0.10
Net realized and unrealized gain ...........................               2.52
                                                              ------------------

Net increase in unit value .................................               2.62
Net asset value at beginning of period .....................              24.85
                                                              ------------------

Net asset value at end of period ...........................   $          27.47
                                                              ==================

Ratio of net expenses to average net assets*++ .............              1.13%
Ratio of net investment income to average net assets* ......              1.47%
Portfolio turnover** .......................................                11%
Total return** .............................................             10.54%
Net assets at end of period (in thousands) .................           $233,835


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

       American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                     Statement of Assets and Liabilities
                                  Unaudited

                                                               March 31, 2006
                                                             -----------------
                            Assets
   Investments, at value (cost $466,405,455).................   $528,749,170 (a)
   Investments in affiliated issuers, at value
     (cost $215,566,210).....................................    290,926,166
   Cash......................................................            746
   Receivable for investments sold...........................      3,727,860
   Dividends and interest receivable.........................        499,528
   Receivable for fund units sold............................        415,868
                                                             -----------------
      Total assets...........................................    824,319,338
                                                             -----------------
                           Liabilities
   Payable for collateral received on securities loaned......     20,621,861
   Payable for investments purchased.........................      1,250,748
   Investment advisory fee payable...........................        209,680
   State Street Bank and Trust Company--program fee payable..        218,509
   Trustee, management and administration fees payable.......         62,546
   ABA Retirement Funds--program fee payable.................         29,010
   Other accruals............................................        155,701
                                                             -----------------
      Total liabilities......................................     22,548,055
                                                             -----------------
Net Assets (equivalent to $50.86 per unit based on
   15,763,462 units outstanding).............................   $801,771,283
                                                             =================

(a)   Includes securities on loan with a value of $20,174,537.


                          The accompanying notes are
          an integral part of these unaudited financial statements.

       American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                           Statement of Operations
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
Investment income
   Dividends (net of foreign tax expense of $2,731)..........  $    1,604,655
   Dividends- affiliated issuers.............................         111,592
   Securities lending income, net ...........................          10,188
                                                              ------------------
            Total investment income..........................       1,726,435
                                                              ------------------

Expenses
   Investment advisory fee...................................         357,954
   State Street Bank and Trust Company--program fee..........         649,990
   ABA Retirement Funds--program fee.........................          84,781
   Trustee, management and administration fees...............         182,560
   Reports to unitholders....................................          31,569
   Legal and audit fees......................................          51,814
   Compliance consultant fees................................          62,053
   Registration fees.........................................           6,730
   Other fees................................................          25,891
                                                              ------------------
            Total expenses...................................       1,453,342
                                                              ------------------
Net investment income........................................         273,093
                                                              ------------------

Net realized and unrealized gain on investments
   Net realized gain- unaffiliated issuers ..................      49,279,315
   Net realized gain- affiliated issuers ....................       3,297,875
                                                              ------------------
            Net realized gain ...............................      52,577,190
                                                              ------------------
   Change in net unrealized appreciation (depreciation)
      on investments.........................................     (28,307,342)
                                                              ------------------
            Net realized and unrealized gain ................      24,269,848
                                                              ------------------

Net increase in net assets resulting from operations.........  $   24,542,941
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

       American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                      Statement of Changes in Net Assets
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
From operations
   Net investment income.....................................  $      273,093
   Net realized gain.........................................      52,577,190
   Change in net unrealized appreciation (depreciation)
      on investments.........................................     (28,307,342)
                                                              ------------------
            Net increase in net assets
               resulting from operations.....................      24,542,941
                                                              ------------------

From unitholder transactions
   Proceeds from units issued................................       6,586,065
   Cost of units redeemed....................................     (18,983,418)
                                                              ------------------
            Net decrease in net assets resulting from
              unitholder transactions........................     (12,397,353)
                                                              ------------------

            Net increase in net assets.......................      12,145,588

Net Assets
   Beginning of period.......................................     789,625,695
                                                              ------------------
   End of period.............................................  $  801,771,283
                                                              ==================

Number of units
   Outstanding-beginning of period...........................      16,007,462
      Issued.................................................         130,149
      Redeemed...............................................        (374,149)
                                                              ------------------
   Outstanding-end of period.................................      15,763,462
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

       American Bar Association Members/ State Street Collective Trust
                         Large-Cap Growth Equity Fund
                             Financial Highlights
                                  Unaudited

                (For a unit outstanding throughout the period)

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
Investment income+...........................................  $          0.11
Net expenses(+)++............................................            (0.09)
                                                              ------------------

Net investment income .......................................             0.02
Net realized and unrealized gain.............................             1.51
                                                              ------------------

Net increase in unit value...................................             1.53
Net asset value at beginning of period.......................            49.33
                                                              ------------------

Net asset value at end of period.............................  $         50.86
                                                              ==================

Ratio of net expenses to average net assets*++...............            0.73%
Ratio of net investment income to average net assets*........            0.14%
Portfolio turnover**+++......................................              34%
Total return**...............................................            3.10%
Net assets at end of period (in thousands)...................         $801,771


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

       American Bar Association Members/ State Street Collective Trust
                         Large-Cap Value Equity Fund
                     Statement of Assets and Liabilities
                                  Unaudited

                                                               March 31, 2006
                                                             -----------------
                            Assets
   Investments, at value (cost $238,547,600).................   $295,892,817 (a)
   Investments in affiliated issuers,
     at value (cost $103,905,062)............................    131,122,701
   Cash......................................................            359
   Receivable for investments sold...........................        280,041
   Dividends and interest receivable.........................        372,508
   Receivable for fund units sold............................        132,210
                                                             -----------------
      Total assets...........................................    427,800,636
                                                             -----------------
                          Liabilities
   Payable for collateral received on securities loaned......     25,182,470
   Payable for investments purchased.........................         84,134
   Payable for fund units redeemed...........................         70,808
   State Street Bank and Trust Company--program fee payable...        109,193
   Investment advisory fee payable...........................         66,113
   Trustee, management and administration fees payable.......         31,219
   ABA Retirement Funds--program fee payable.................         14,479
   Other accruals............................................         77,128
                                                             -----------------
      Total liabilities......................................     25,635,544
                                                             -----------------
Net Assets (equivalent to $38.40 per unit based on
   10,472,644 units outstanding).............................   $402,165,092
                                                             =================

(a)   Includes securities on loan with a value of $24,596,768.

                          The accompanying notes are
          an integral part of these unaudited financial statements.

       American Bar Association Members/ State Street Collective Trust
                         Large-Cap Value Equity Fund
                           Statement of Operations
                                  Unaudited

                                                               For the period
                                                             January 1, 2006 to
                                                               March 31, 2006
                                                             ------------------
Investment income
   Dividends (net of foreign tax expense of $62)............. $     1,718,800
   Dividends- affiliated issuers.............................          59,980
   Securities lending income, net............................           5,435
                                                             ------------------
            Total investment income..........................       1,784,215
                                                             ------------------
Expenses
   Investment advisory fee...................................         190,740
   State Street Bank and Trust Company--program fee..........         320,136
   ABA Retirement Funds--program fee.........................          41,762
   Trustee, management and administration fees...............          89,926
   Reports to unitholders....................................          15,543
   Legal and audit fees......................................          25,510
   Compliance consultant fees................................          30,549
   Registration fees.........................................           3,314
   Other fees................................................          12,746
                                                             ------------------
            Total expenses...................................         730,226
                                                             ------------------
Net investment income .......................................       1,053,989
                                                             ------------------
Net realized and unrealized gain
   Net realized gain on:
         Investments- unaffiliated issuers...................       8,087,913
         Investments- affiliated issuers.....................       1,420,226
                                                             ------------------
            Net realized gain ...............................       9,508,139
                                                             ------------------
   Change in net unrealized appreciation (depreciation) on:
         Investments.........................................      10,906,287
                                                             ------------------
            Net realized and unrealized gain ................      20,414,426
                                                             ------------------

Net increase in net assets resulting from operations......... $    21,468,415
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

       American Bar Association Members/ State Street Collective Trust
                         Large-Cap Value Equity Fund
                      Statement of Changes in Net Assets
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
From operations
   Net investment income.....................................  $     1,053,989
   Net realized gain.........................................        9,508,139
   Change in net unrealized appreciation (depreciation)
     on investments..........................................       10,906,287
                                                              ------------------
            Net increase in net assets resulting
              from operations................................       21,468,415
                                                              ------------------
From unitholder transactions
   Proceeds from units issued................................        5,023,665
   Cost of units redeemed....................................       (7,098,784)
                                                              ------------------
            Net decrease in net assets resulting from
               unitholder transactions.......................       (2,075,119)
                                                              ------------------

            Net increase in net assets.......................       19,393,296
Net Assets
   Beginning of period.......................................      382,771,796
                                                              ------------------
   End of period.............................................  $   402,165,092
                                                              ==================
Number of units
   Outstanding-beginning of period...........................       10,529,361
      Issued.................................................          132,238
      Redeemed...............................................         (188,955)
                                                              ------------------

   Outstanding-end of period.................................       10,472,644
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

       American Bar Association Members/ State Street Collective Trust
                         Large-Cap Value Equity Fund
                             Financial Highlights
                                  Unaudited

                (For a unit outstanding throughout the period)


                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
Investment income+...........................................             $0.17
Net expenses(+)++............................................             (0.07)
                                                              ------------------
Net investment income........................................              0.10

Net realized and unrealized gain.............................              1.95
                                                              ------------------
Net increase in unit value...................................              2.05

Net asset value at beginning of period.......................             36.35
                                                              ------------------

Net asset value at end of period.............................            $38.40
                                                              ==================

Ratio of net expenses to average net assets*++...............             0.75%
Ratio of net investment income to average net assets*........             1.08%
Portfolio turnover**+++......................................                3%
Total return**...............................................             5.64%
Net assets at end of period (in thousands)...................          $402,165


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

       American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                     Statement of Assets and Liabilities
                                  Unaudited

                                                                March 31, 2006
                                                               ----------------
                            Assets
   Investments, at value (cost $85,293,967)..................   $108,972,483 (a)
   Investments in affiliated issuers,
     at value (cost $27,437,861).............................     27,437,861
   Cash......................................................            817
   Receivable for investments sold...........................        774,182
   Receivable for fund units sold............................         63,149
   Dividends and interest receivable.........................         29,863
                                                               ----------------
      Total assets...........................................    137,278,355
                                                               ----------------
                          Liabilities
   Payable for collateral received on securities loaned......     23,477,404
   Payable for investments purchased.........................      1,781,347
   Payable for fund units redeemed...........................        245,707
   Investment advisory fee payable...........................        158,647
   State Street Bank and Trust Company--program fee payable..         29,372
   Trustee, management and administration fees payable.......          8,392
   ABA Retirement Funds--program fee payable.................          3,893
   Other accruals............................................         18,956
                                                               ----------------
      Total liabilities......................................     25,723,718
                                                               ----------------
Net Assets (equivalent to $23.56 per unit based on 4,735,321
   units outstanding)........................................   $111,554,637
                                                               ================

(a)   Includes securities on loan with a value of $22,929,785.


                          The accompanying notes are
           an integral part of these unaudited financial statements.

       American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                           Statement of Operations
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                               ----------------
Investment income
   Dividends.................................................   $      391,132
   Dividends--affiliated issuer..............................           42,602
   Securities lending income, net............................           12,012
                                                               ----------------
            Total investment income..........................          445,746
                                                               ----------------
Expenses
   Investment advisory fee...................................          158,647
   State Street Bank and Trust Company--program fee..........           83,596
   ABA Retirement Funds--program fee.........................           10,907
   Trustee, management and administration fees...............           23,486
   Reports to unitholders....................................            4,044
   Legal and audit fees......................................            6,637
   Compliance consultant fees................................            7,948
   Registration fees.........................................              862
   Other fees................................................            3,314
                                                               ----------------
            Total expenses...................................          299,441
                                                               ----------------
Net investment income........................................          146,305
                                                               ----------------

Net realized and unrealized gain on investments
   Net realized gain on:
         Investments.........................................        2,240,230
                                                               ----------------
   Change in net unrealized appreciation (depreciation) on:
         Investments.........................................        8,909,585
                                                               ----------------
            Net realized and unrealized gain.................       11,149,815
                                                               ----------------

Net increase in net assets resulting from operations.........   $   11,296,120
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

       American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                      Statement of Changes in Net Assets
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
From operations
   Net investment income.....................................  $       146,305
   Net realized gain ........................................        2,240,230
   Change in net unrealized appreciation (depreciation)
     on investments..........................................        8,909,585
                                                              ------------------
            Net increase in net assets
               resulting from operations.....................       11,296,120
                                                              ------------------

From unitholder transactions
   Proceeds from units issued................................       10,802,551
   Cost of units redeemed....................................       (1,583,910)
                                                              ------------------
            Net increase in net assets resulting from
               unitholder transactions.......................        9,218,641
                                                              ------------------
            Net increase in net assets.......................       20,514,761
Net Assets
   Beginning of period.......................................       91,039,876
                                                              ------------------
   End of period.............................................  $   111,554,637
                                                              ==================
Number of units
   Outstanding-beginning of period...........................        4,324,917
      Issued.................................................          479,988
      Redeemed...............................................          (69,584)
                                                              ------------------
Outstanding-end of period....................................        4,735,321
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

       American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Growth Equity Fund
                             Financial Highlights
                                  Unaudited

                (For a unit outstanding throughout the period)

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
Investment income+...........................................  $           0.10
Net expenses(+)++............................................             (0.07)
                                                              ------------------

Net investment income........................................              0.03
Net realized and unrealized gain.............................              2.48
                                                              ------------------

Net increase in unit value...................................              2.51
Net asset value at beginning of period.......................             21.05
                                                              ------------------

Net asset value at end of period.............................  $          23.56
                                                              ==================

Ratio of net expenses to average net assets*++...............             1.17%
Ratio of net investment income to average net assets*........             0.57%
Portfolio turnover**.........................................               20%
Total return**...............................................            11.92%
Net assets at end of period (in thousands)...................          $111,555

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

       American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Value Equity Fund
                     Statement of Assets and Liabilities
                                  Unaudited

                                                               March 31, 2006
                                                              ----------------
                            Assets
   Investments, at value (cost $58,498,738)..................    $65,908,055 (a)
   Investments in affiliated issuers, at value
     (cost $5,331,214).......................................      5,331,214
   Cash......................................................            466
   Receivable for investments sold...........................        407,715
   Receivable for fund units sold............................        120,321
   Dividends and interest receivable.........................         69,006
                                                              ----------------
      Total assets...........................................     71,836,777
                                                              ----------------
                          Liabilities
   Payable for collateral received on securities loaned......      3,060,375
   Payable for investments purchased.........................        651,101
   Investment advisory fee payable...........................         33,007
   State Street Bank and Trust Company--program fee payable..         18,498
   Trustee, management and administration fees payable.......          5,283
   ABA Retirement Funds--program fee payable.................          2,444
   Other accruals............................................         13,080
                                                              ----------------
      Total liabilities......................................      3,783,788
                                                              ----------------
Net Assets (equivalent to $15.20 per unit
   based on 4,476,865 units outstanding).....................    $68,052,989
                                                              ================


(a)   Includes securities on loan with a value of $2,948,952.


                          The accompanying notes are
           an integral part of these unaudited financial statements.

       American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Value Equity Fund
                           Statement of Operations
                                  Unaudited

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
Investment income
   Dividends (net of foreign tax expense of $768)............  $       202,002
   Dividends- affiliated issuers.............................           17,030
   Securities lending income, net............................            1,931
                                                              ------------------
            Total investment income..........................          220,963
                                                              ------------------
Expenses
   Investment advisory fee...................................           95,200
   State Street Bank and Trust Company--program fee..........           54,352
   ABA Retirement Funds--program fee.........................            7,090
   Trustee, management and administration fees...............           15,266
   Reports to unitholders....................................            2,640
   Legal and audit fees......................................            4,332
   Compliance consultant fees................................            5,188
   Registration fees.........................................              563
   Other fees................................................            2,165
                                                              ------------------
            Total expenses...................................          186,796
                                                              ------------------
Net investment income........................................           34,167
                                                              ------------------
Net realized and unrealized gain on investments
   Net realized gain on:
         Investments.........................................        1,449,812
                                                              ------------------
            Net realized gain................................        1,449,812
                                                              ------------------
   Change in net unrealized appreciation (depreciation) on:
         Investments.........................................          191,808
                                                              ------------------
            Net realized and unrealized gain.................        1,641,620
                                                              ------------------
Net increase in net assets resulting from operations.........  $     1,675,787
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

       American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Value Equity Fund
                      Statement of Changes in Net Assets
                                  Unaudited


                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
From operations
   Net investment income.....................................  $        34,167
   Net realized gain.........................................        1,449,812
   Change in net unrealized appreciation (depreciation)
     on investments..........................................          191,808
                                                              ------------------
            Net increase in net assets resulting from
            operations.......................................        1,675,787
                                                              ------------------
From unitholder transactions
   Proceeds from units issued................................        2,192,708
   Cost of units redeemed....................................       (1,956,830)
                                                              ------------------
            Net increase in net assets resulting from
               unitholder transactions.......................          235,878
                                                              ------------------
            Net increase in net assets.......................        1,911,665
Net Assets
   Beginning of period.......................................       66,141,324
                                                              ------------------
   End of period.............................................  $    68,052,989
                                                              ==================
Number of units
   Outstanding-beginning of period...........................        4,461,597
      Issued.................................................          144,991
      Redeemed...............................................         (129,723)
                                                              ------------------
   Outstanding-end of period.................................        4,476,865
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

       American Bar Association Members/ State Street Collective Trust
                          Mid-Cap Value Equity Fund
                             Financial Highlights
                                  Unaudited

                (For a unit outstanding throughout the period)

                                                                For the period
                                                              January 1, 2006 to
                                                                March 31, 2006
                                                              ------------------
Investment income+...........................................  $          0.05
Net expenses(+)++............................................            (0.04)
                                                              ------------------

Net investment income........................................             0.01
Net realized and unrealized gain.............................             0.37
                                                              ------------------

Net increase in unit value...................................             0.38
Net asset value at beginning of period.......................            14.82
                                                              ------------------
Net asset value at end of period.............................  $         15.20
                                                              ==================

Ratio of net expenses to average net assets*++...............            1.13%
Ratio of net investment income to average net assets*........            0.21%
Portfolio turnover**.........................................               7%
Total return**...............................................            2.56%
Net assets at end of period (in thousands)...................          $68,053


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

        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                                    March 31, 2006
                                                                                                ----------------------

                                    Assets

        Investments, at value (cost $246,083,904)...........................................    $       302,762,729 (a)
        Investments in affiliated issuers, at value (cost $147,673,032).....................            153,105,923
        Cash................................................................................                 58,083
        Receivable for investments sold.....................................................              2,121,457
        Dividends and interest receivable...................................................                123,326
        Receivable for fund units sold......................................................                127,469
                                                                                                ----------------------
                Total assets................................................................            458,298,987
                                                                                                ----------------------

                                 Liabilities

        Payable for collateral received on securities loaned................................            106,501,816
        Payable for investments purchased...................................................              4,850,441
        Payable for fund units redeemed.....................................................                 79,772
        Investment advisory fee payable.....................................................                183,488
        State Street Bank and Trust Company--program fee payable............................                 92,140
        Trustee, management and administration fees payable.................................                 26,368
        ABA Retirement Funds--program fee payable...........................................                 12,222
        Other accruals......................................................................                 64,135
                                                                                                ----------------------
                Total liabilities...........................................................            111,810,382

Net Assets (equivalent to $76.05 per unit based on 4,555,994 units outstanding).............    $       346,488,605
                                                                                                ======================


(a) Includes securities on loan with a value of $103,914,328.


               The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                            Statement of Operations
                                   Unaudited



                                                                                                   For the period
                                                                                                 January 1, 2006 to
                                                                                                   March 31, 2006
                                                                                                ----------------------

Investment income
    Dividends...............................................................................    $           407,508
    Dividends- affiliated issuers...........................................................                106,470
    Securities lending income, net..........................................................                 46,813
                                                                                                ----------------------

                  Total investment income...................................................                560,791
                                                                                                ----------------------

Expenses
    Investment advisory fee.................................................................                525,486
    State Street Bank and Trust Company--program fee........................................                270,595
    ABA Retirement Funds--program fee.......................................................                 35,298
    Trustee, management and administration fees.............................................                 76,007
    Reports to unitholders..................................................................                 13,119
    Legal and audit fees....................................................................                 21,532
    Compliance consultant fees..............................................................                 25,787
    Registration fees.......................................................................                  2,797
    Other fees..............................................................................                 10,758
                                                                                                ----------------------
                  Total expenses............................................................                981,379
                                                                                                ----------------------

Net investment loss.........................................................................               (420,588)
                                                                                                ----------------------

Net realized and unrealized gain on investments
    Net realized gain on:
            Investments- unaffiliated issuers...............................................              5,679,209
            Investments- affiliated issuers.................................................              1,369,106
                                                                                                ----------------------
                  Net realized gain ........................................................              7,048,315
                                                                                                ----------------------
    Change in net unrealized appreciation (depreciation) on investments ....................             30,411,921
                                                                                                ----------------------
                  Net realized and unrealized gain .........................................             37,460,236
                                                                                                ----------------------

Net increase in net assets resulting from operations........................................     $       37,039,648
                                                                                                ======================



                The accompanying notes are an integral part of these unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                                   For the period
                                                                                                 January 1, 2006 to
                                                                                                   March 31, 2006
                                                                                                ----------------------

From operations
     Net investment loss....................................................................    $          (420,588)
     Net realized gain .....................................................................              7,048,315
     Change in net unrealized appreciation (depreciation) on investments....................             30,411,921
                                                                                                ----------------------
              Net increase in net assets resulting from operations..........................             37,039,648
                                                                                                ----------------------


From unitholder transactions
     Proceeds from units issued.............................................................              2,687,216
     Cost of units redeemed.................................................................             (7,990,872)
                                                                                                ----------------------
              Net decrease in net assets resulting from unitholder transactions.............             (5,303,656)
                                                                                                ----------------------

              Net increase in net assets....................................................             31,735,992

Net Assets
     Beginning of period....................................................................            314,752,613
                                                                                                ----------------------
     End of period..........................................................................    $       346,488,605
                                                                                                ======================


Number of units
     Outstanding-beginning of period........................................................              4,628,769
       Issued...............................................................................                 36,705
        Redeemed............................................................................               (109,480)
                                                                                                ----------------------

     Outstanding-end of period..............................................................              4,555,994
                                                                                                ======================



                The accompanying notes are an integral part of these unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                             Small-Cap Equity Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)



                                                                                                   For the period
                                                                                                 January 1, 2006 to
                                                                                                   March 31, 2006
                                                                                                ----------------------

Investment income+..........................................................................    $              0.12
Net expenses(+)++...........................................................................                  (0.21)
                                                                                                ----------------------

Net investment loss.........................................................................                  (0.09)
Net realized and unrealized gain ...........................................................                   8.14
                                                                                                ----------------------

Net increase in unit value..................................................................                   8.05
Net asset value at beginning of period......................................................                  68.00
                                                                                                ----------------------

Net asset value at end of period............................................................    $             76.05
                                                                                                ======================

Ratio of net expenses to average net assets*++..............................................                   1.19%
Ratio of net investment loss to average net assets*.........................................                  (0.51)%
Portfolio turnover**+++.....................................................................                     13%
Total return**..............................................................................                  11.84%
Net assets at end of period (in thousands)..................................................    $           346,489


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


        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                      Statement of Assets and Liabilities
                                   Unaudited




                                                                                                   March 31, 2006
                                                                                                ---------------------

                                    Assets

     Investments in affiliated fund, at contract value:
        State Street Bank ABA Members/Pooled Stable Asset Fund Trust (cost
        $865,161,404 and units of 865,161,404...............................................    $       865,161,404
                                                                                                ---------------------
                Total assets................................................................            865,161,404
                                                                                                ---------------------

                                 Liabilities

        Payable for fund units redeemed.....................................................                660,234
        State Street Bank and Trust Company--program fee payable............................                235,517
        Trustee, management and administration fees payable.................................                 67,428
        ABA Retirement Funds--program fee payable...........................................                 31,275
        Other accruals......................................................................                168,534
                                                                                                ---------------------

                Total liabilities...........................................................              1,162,988
                                                                                                ---------------------

Net Assets (equivalent to $30.88 per unit based on 27,981,251 units outstanding)............    $       863,998,416
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


        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                            Statement of Operations
                                   Unaudited


                                                                                                   For the period
                                                                                                 January 1, 2006 to
                                                                                                   March 31, 2006
                                                                                                ---------------------

Interest income--affiliated.................................................................    $         9,486,675
                                                                                                ---------------------
Expenses
    State Street Bank and Trust Company--program fee........................................                700,522
    ABA Retirement Funds--program fee.......................................................                 91,385
    Trustee, management and administration fees.............................................                196,777
    Reports to unitholders..................................................................                 34,034
    Legal and audit fees....................................................................                 55,860
    Compliance consultant fees..............................................................                 66,898
    Registration fees.......................................................................                  7,256
    Other fees..............................................................................                 27,910
                                                                                                ---------------------
                  Total expenses............................................................              1,180,642
                                                                                                ---------------------

Net investment income and net increase in net assets resulting from operations..............    $         8,306,033
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


        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                      Statement of Changes in Net Assets
                                   Unaudited


                                                                                                   For the period
                                                                                                 January 1, 2006 to
                                                                                                   March 31, 2006
                                                                                                ---------------------

From operations
     Net investment income and net increase in net assets resulting from operations.........    $         8,306,033
                                                                                                ---------------------
From unitholder transactions
     Proceeds from units issued.............................................................             14,211,361
     Cost of units redeemed.................................................................            (29,019,132)
                                                                                                ---------------------

              Net decrease in net assets resulting from unitholder transactions.............            (14,807,771)
                                                                                                ---------------------

              Net decrease in net assets....................................................             (6,501,738)

Net Assets
     Beginning of period....................................................................            870,500,154
                                                                                                ---------------------
     End of period..........................................................................    $       863,998,416
                                                                                                =====================

Number of units
     Outstanding-beginning of period........................................................             28,463,595
        Issued..............................................................................                462,122
        Redeemed............................................................................               (944,466)
                                                                                                ---------------------

     Outstanding-end of period..............................................................             27,981,251
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



        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)



                                                                                                   For the period
                                                                                                 January 1, 2006 to
                                                                                                   March 31, 2006
                                                                                                ---------------------

Investment income+..........................................................................    $              0.34
Net expenses(+)++...........................................................................                  (0.04)
                                                                                                ---------------------
Net investment income ......................................................................                   0.30
                                                                                                ---------------------
Net increase in unit value..................................................................                   0.30
Net asset value at beginning of period......................................................                  30.58

Net asset value at end of period............................................................    $             30.88
                                                                                                =====================

Ratio of net expenses to average net assets*++..............................................                   0.55%
Ratio of net investment income to average net assets*.......................................                   3.89%
Total return**..............................................................................                   0.98%
Net assets at end of period (in thousands)..................................................    $           863,998



--------------
*       Annualized.
**      Not annualized.
+       Calculations prepared using the daily average number of units outstanding during the period.
++      Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.


                The accompanying notes are an integral part of these unaudited financial statements.



        American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                                     March 31, 2006
                                                                                                ----------------------
                                    Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
     Stable Asset Return Fund (cost $18,373,888 and units of 633,454).......................    $        19,563,902
     Intermediate Bond Fund (cost $21,860,814 and units of 1,198,955).......................             22,824,552
     Large Cap Value Equity Fund (cost $3,517,983 and units of 118,877).....................              4,564,910
     Large Cap Growth Equity Fund (cost $3,756,077 and units of 89,753).....................              4,564,910
     Index Equity Fund (cost $7,248,404 and units of 272,031)...............................              9,129,821
     International Equity Fund (cost $3,187,250 and units of 166,161).......................              4,564,910
     Receivable for collective investments sold.............................................                  2,928
                                                                                                ----------------------
          Total assets......................................................................             65,215,933
                                                                                                ----------------------

                                 Liabilities

     Payable for portfolio units redeemed...................................................                  2,928
                                                                                                ----------------------

          Total liabilities.................................................................                  2,928
                                                                                                ----------------------

Net Assets (equivalent to $20.56 per unit based on 3,172,016 units outstanding)............     $        65,213,005
                                                                                                ======================


                The accompanying notes are an integral part of these unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                            Statement of Operations
                                   Unaudited




                                                                                                    For the period
                                                                                                  January 1, 2006 to
                                                                                                    March 31, 2006
                                                                                                ----------------------
Investment income...........................................................................    $                 -
                                                                                                ----------------------

Net realized and unrealized gain on collective investment funds:
       Net realized gain ...................................................................                911,628
       Change in net unrealized appreciation (depreciation).................................                449,644
                                                                                                ----------------------

            Net realized and unrealized gain................................................              1,361,272
                                                                                                ----------------------


Net increase in net assets resulting from operations........................................    $         1,361,272
                                                                                                ======================

                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                      Statement of Changes in Net Assets
                                   Unaudited




                                                                                                    For the period
                                                                                                  January 1, 2006 to
                                                                                                    March 31, 2006
                                                                                                ----------------------

From operations
     Net investment income .................................................................    $                 -
     Net realized gain on investments.......................................................                911,628
     Change in net unrealized appreciation (depreciation)...................................                449,644
                                                                                                ----------------------
              Net increase in net assets resulting from operations..........................              1,361,272
                                                                                                ----------------------


From unitholder transactions
     Proceeds from units issued.............................................................              2,173,025
     Cost of units redeemed.................................................................             (2,292,328)
                                                                                                ----------------------
              Net decrease in net assets resulting from unitholder transactions.............               (119,303)
                                                                                                ----------------------

              Net increase in net assets....................................................              1,241,969

Net Assets
     Beginning of period....................................................................             63,971,036
                                                                                                ----------------------
     End of period..........................................................................    $        65,213,005
                                                                                                ======================


Number of units
     Outstanding-beginning of period........................................................              3,177,803
        Issued..............................................................................                106,292
        Redeemed............................................................................               (112,079)
                                                                                                ----------------------

     Outstanding-end of period..............................................................              3,172,016
                                                                                                ======================


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

        American Bar Association Members/ State Street Collective Trust
             Structured Portfolio Service - Conservative Portfolio
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)



                                                                                                    For the period
                                                                                                  January 1, 2006 to
                                                                                                    March 31, 2006
                                                                                                ----------------------

Investment income...........................................................................    $              0.00
Net expenses................................................................................                   0.00
                                                                                                ----------------------

Net investment income ......................................................................                   0.00
Net realized and unrealized gain............................................................                   0.43
                                                                                                ----------------------

Net increase in unit value..................................................................                   0.43
Net asset value at beginning of period......................................................                  20.13
                                                                                                ----------------------

Net asset value at end of period............................................................    $             20.56
                                                                                                ======================

Ratio of net expenses to average net assets.................................................                   0.00%
Ratio of net investment income to average net assets........................................                   0.00%
Portfolio turnover*+........................................................................                      5%
Total return*...............................................................................                   2.14%
Net assets at end of period (in thousands)..................................................    $            65,213


----------------
*       Not annualized.
+       Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                                     March 31, 2006
                                                                                                ----------------------
                                    Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
     Stable Asset Return Fund (cost $23,748,434 and units of 819,652).......................    $        25,314,529
     Intermediate Bond Fund (cost $72,472,876 and units of 3,989,253).......................             75,943,587
     Large Cap Value Equity Fund (cost $17,201,765 and units of 593,306)....................             22,783,076
     Large Cap Growth Equity Fund (cost $18,546,682 and units of 447,951)...................             22,783,076
     Index Equity Fund (cost $45,512,928 and units of 1,734,815)............................             58,223,417
     Mid-Cap Value Equity Fund (cost $4,071,737 and units of 333,120).......................              5,062,906
     Mid-Cap Growth Equity Fund (cost $3,705,468 and units of 214,926)......................              5,062,906
     International Equity Fund (cost $25,189,965 and units of 1,382,162)....................             37,971,793
     Receivable for collective investments sold.............................................                122,623
                                                                                                ----------------------
          Total assets......................................................................            253,267,913
                                                                                                ----------------------

                                 Liabilities

     Payable for portfolio units redeemed...................................................                122,623
                                                                                                ----------------------

          Total liabilities.................................................................                122,623
                                                                                                ----------------------

Net Assets (equivalent to $22.60 per unit based on 11,203,199 units outstanding)............    $       253,145,290
                                                                                                ======================


                The accompanying notes are an integral part of these unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                            Statement of Operations
                                   Unaudited




                                                                                                    For the period
                                                                                                  January 1, 2006 to
                                                                                                    March 31, 2006
                                                                                                ----------------------
Investment income...........................................................................    $                 -
                                                                                                ----------------------

Net realized and unrealized gain on collective investment funds:
       Net realized gain ...................................................................              2,320,227
       Change in net unrealized appreciation (depreciation).................................              6,598,534
                                                                                                ----------------------

            Net realized and unrealized gain................................................              8,918,761
                                                                                                ----------------------


Net increase in net assets resulting from operations........................................    $         8,918,761
                                                                                                ======================

                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                      Statement of Changes in Net Assets
                                   Unaudited




                                                                                                    For the period
                                                                                                  January 1, 2006 to
                                                                                                    March 31, 2006
                                                                                                ----------------------

From operations
     Net investment income .................................................................    $                 -
     Net realized gain on investments.......................................................              2,320,227
     Change in net unrealized appreciation (depreciation)...................................              6,598,534
                                                                                                ----------------------
              Net increase in net assets resulting from operations..........................              8,918,761
                                                                                                ----------------------


From unitholder transactions
     Proceeds from units issued.............................................................             10,234,266
     Cost of units redeemed.................................................................             (2,249,614)
                                                                                                ----------------------
              Net increase in net assets resulting from unitholder transactions.............              7,984,652
                                                                                                ----------------------

              Net increase in net assets....................................................             16,903,413

Net Assets
     Beginning of period....................................................................            236,241,877
                                                                                                ----------------------
     End of period..........................................................................    $       253,145,290
                                                                                                ======================


Number of units
     Outstanding-beginning of period........................................................             10,844,908
        Issued..............................................................................                458,462
        Redeemed............................................................................               (100,171)
                                                                                                ----------------------

     Outstanding-end of period..............................................................             11,203,199
                                                                                                ======================


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

        American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Moderate Portfolio
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)



                                                                                                    For the period
                                                                                                  January 1, 2006 to
                                                                                                    March 31, 2006
                                                                                                ----------------------

Investment income...........................................................................    $              0.00
Net expenses................................................................................                   0.00
                                                                                                ----------------------

Net investment income ......................................................................                   0.00
Net realized and unrealized gain............................................................                   0.82
                                                                                                ----------------------

Net increase in unit value..................................................................                   0.82
Net asset value at beginning of period......................................................                  21.78
                                                                                                ----------------------

Net asset value at end of period............................................................    $             22.60
                                                                                                ======================

Ratio of net expenses to average net assets.................................................                   0.00%
Ratio of net investment income to average net assets........................................                   0.00%
Portfolio turnover*+........................................................................                      3%
Total return*...............................................................................                   3.76%
Net assets at end of period (in thousands)..................................................    $           253,145


----------------
*       Not annualized.
+       Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/State Street Collective Trust
              Structured Portfolio Service - Aggressive Portfolio
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                                                  March 31, 2006
                                                                                                                ------------------
                                                   Assets

American Bar Association Members / State Street Collective Trust investment funds, at value
    Intermediate Bond Fund (cost $26,084,137 and units of 1,423,723)...........................................  $      27,103,488
    Large Cap Value Equity Fund (cost $17,384,545 and units of 611,707)........................................         23,489,690
    Large Cap Growth Equity Fund (cost $19,491,195 and units of 461,844).......................................         23,489,690
    Index Equity Fund (cost $43,994,770 and units of 1,615,142)................................................         54,206,976
    Mid-Cap Value Equity Fund (cost $4,279,229 and units of 356,661)...........................................          5,420,697
    Mid-Cap Growth Equity Fund (cost $3,755,766 and units of 230,114)..........................................          5,420,697
    Small Cap Equity Fund (cost $4,047,209 and units of 71,279)................................................          5,420,698
    International Equity Fund (cost $23,375,241 and units of 1,315,412)........................................         36,137,984
    Receivable for collective investments sold.................................................................            137,541
                                                                                                                 -----------------
        Total assets...........................................................................................        180,827,461
                                                                                                                 -----------------

                                 Liabilities

    Payable for portfolio units redeemed.......................................................................            137,541
                                                                                                                 -----------------

        Total liabilities......................................................................................            137,541
                                                                                                                 -----------------


Net assets (equivalent to $24.22 per unit based on 7,459,111 units outstanding)................................  $     180,689,920
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


        American Bar Association Members/ State Street Collective Trust
              Structured Portfolio Service - Aggressive Portfolio
                            Statement of Operations
                                   Unaudited


                                                                                                 For the period
                                                                                               January 1, 2006 to
                                                                                                 March 31, 2006
                                                                                               --------------------

Investment income...............................................................               $              -
                                                                                               --------------------

Net realized and unrealized gain on collective investment funds:

       Net realized gain........................................................                      1,809,080
       Change in net unrealized appreciation (depreciation).....................                      7,450,483
                                                                                               --------------------

            Net realized and unrealized gain....................................                      9,259,563
                                                                                               --------------------

Net increase in net assets resulting from operations............................               $      9,259,563
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


                                                                                                 For the period
                                                                                               January 1, 2006 to
                                                                                                 March 31, 2006
                                                                                               --------------------


From operations
     Net investment income......................................................               $              -
     Net realized gain on investments...........................................                      1,809,080
     Change in net unrealized appreciation (depreciation)......................                       7,450,483
                                                                                               --------------------
           Net increase in net assets resulting from operations.................                      9,259,563
                                                                                               --------------------
From unitholder transactions
     Proceeds from units issued.................................................                      7,232,233
     Cost of units redeemed.....................................................                     (4,036,494)
                                                                                               --------------------
           Net increase in net assets resulting from unitholder transactions....                      3,195,739
                                                                                               --------------------
           Net increase in net assets...........................................                     12,455,302

Net Assets

     Beginning of period........................................................                    168,234,618
                                                                                               --------------------
     End of period..............................................................               $    180,689,920
                                                                                               ====================

Number of units
     Outstanding-beginning of period............................................                      7,324,928
        Issued..................................................................                        303,258
        Redeemed................................................................                       (169,075)
                                                                                               --------------------

     Outstanding-end of period..................................................                      7,459,111
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

        American Bar Association Members/ State Street Collective Trust
              Structured Portfolio Service - Aggressive Portfolio
                             Financial Highlights
                                   Unaudited

                (For a unit outstanding throughout the period)

                                                                                                 For the period
                                                                                               January 1, 2006 to
                                                                                                 March 31, 2006
                                                                                               --------------------



Investment income..............................................................                $           0.00
Net expenses...................................................................                            0.00
                                                                                               --------------------

Net investment income..........................................................                            0.00

Net realized and unrealized gain...............................................                            1.25
                                                                                               --------------------

Net increase in unit value.....................................................                            1.25

Net asset value at beginning of period.........................................                           22.97
                                                                                               --------------------

Net asset value at end of period................................................               $          24.22
                                                                                               ====================

Ratio of net expenses to average net assets....................................                           0.00%
Ratio of net investment income to average net assets...........................                           0.00%
Portfolio turnover**+..........................................................                              4%
Total return*..................................................................                           5.44%
Net assets at end of period (in thousands).....................................                        $180,690

----------------
*       Not annualized.
+       Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.


                The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements


1.    Description of the Trust

         American Bar Association Members/State Street Collective Trust (the "Trust" or the "Collective Trust") was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. Since December 1, 2004, State Street Bank and Trust Company of New Hampshire ("State Street" or the "Trustee") has acted as trustee of the Collective Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the American Bar Association Members Retirement Program (the "Program"). Ten separate collective investment funds (the "Funds") and the Structured Portfolio Service (the "Portfolios") are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by stipulating various allocations among the Funds. The Funds and Portfolios are investment options under the Program, which is sponsored by the ABA Retirement Funds ("ARF") (formerly called the American Bar Retirement Association). The objectives and principal strategies of the Funds and Portfolios are as follows:

            Balanced Fund--current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. Since July 1, 2004, the debt portion of the Balanced Fund has been invested through the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund. Prior to July 1, 2004, the debt portion had been invested in separately owned securities. As of March 31, 2006, 35.8% of the Fund's net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

            Index Equity Fund--replication of the total return of the Russell 3000 Index. Currently invests 100% of the Fund's assets in the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 3000 Index. This underlying fund's annual financial statements are available from State Street Bank upon request.

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

            Large-Cap Growth Equity Fund--long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of March 31, 2006, 31.8% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund's annual financial statements are available from State Street Bank upon request.

            Large-Cap Value Equity Fund--long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of March 31, 2006, 23.7% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund's annual financial statements are available from State Street Bank upon request.

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

            Small-Cap Equity Fund--long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of March 31, 2006, 10.1% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund's annual financial statements are available from State Street Bank upon request.

            Stable Asset Return Fund ("SARF")--current income consistent with preserving principal and maintaining liquidity through investment in quality short-term instruments, investment contracts and synthetic investment contracts of insurance companies, banks and financial institutions. Currently, SARF invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust ("SAFT"), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund ("YES") a separate State Street Bank collective investment fund. The financial statements of YES are available from State Street Bank upon request.

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

         All the Funds may invest in YES, a collective investment fund advised by State Street Global Advisors, a division of State Street Bank. The annual financial statements of YES are available from State Street Bank upon request.

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

        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements



2.    Summary of Significant Accounting Policies

         The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2005 Annual Report on Form 10-K of the Trust as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with these Notes to the Financial Statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service as of March 31, 2006 and the results of each of their operations, the changes in each of their net assets and certain financial data for the period ended March 31, 2006.

         The following is a summary of significant accounting policies consistently followed by the Trust in the preparation of its financial statements. The policies are in accordance with accounting principles generally accepted in the United States of America and provisions of the Trust agreement:

         A.   Security Valuation

         All Funds and Portfolios (Other than SARF): State Street has delegated to State Street Bank the responsibility to determine the value of each Fund based on the market value of each Fund's portfolio of securities. State Street Bank generally values each Fund's portfolio of securities based on closing market prices or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by State Street Bank to be unreliable, the fair value of the particular securities or assets is determined in good faith by State Street pursuant to fair value procedures adopted by State Street. For market prices and quotations, as well as some fair value methods of pricing, State Street Bank and State Street may rely upon securities prices provided by pricing services, the Investment Advisor(s) or independent dealers.

         State Street, acting through a valuation committee, uses the fair value of a security, including a non-U.S. security, when State Street Bank determines that the closing market price on the primary exchange where the security is traded is not readily available or no longer accurately reflects the value of the security at the time of calculation of its net asset value. In making the fair value determination, State Street endeavors to value the security at the amount the owner might reasonably expect to receive upon the security's current sale. In so doing, the valuation committee considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events.

         With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, fair valuation may be appropriate. Specifically, under appropriate circumstances, State Street will utilize a fair value model for the International Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. If a significant event occurs other than general movements in the U.S. markets, State Street Bank will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with State Street's fair value procedures.

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

         Stable Asset Return Fund: SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts and investments in YES. The short-term portfolio instruments of YES are valued on the basis of amortized cost, which approximates fair value. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. As the contracts are benefit-responsive and the Fund's investors are participants in qualified benefit plans, the insurance company, bank and financial institution investment contracts are maintained by SAFT at contract value (cost plus accrued interest). The values of SARF's investments in collective investment funds are based on the net asset values of such respective collective investment funds.

         The rate at which SARF credits returns to participant accounts ("crediting rate") can change as the difference between market value and book value of the covered assets changes. As a result, the crediting rate will generally reflect, over time, movements in prevailing interest rates. However, at times it may be less (e.g., when the fair value of the "wrapped" assets is less than contract value) or more (e.g., when the fair value of the "wrapped" assets exceeds contract value) than the prevailing interest rate or the actual income earned on the covered assets. The degree of any increase or decrease in the crediting rate will depend on the amount of the difference and duration of the SARF's portfolio. The crediting rate may also be affected by increases and decreases of the amount of covered assets under the wrapper agreement as a result of contributions to and redemptions of Fund shares resulting from participant transactions. Thus, to the extent the crediting rate remains below prevailing interest rates, participants contributing to SARF will share in that lower crediting rate; similarly, to the extent the crediting rate exceeds current market rates, withdrawing participants will cede any benefit related to that higher crediting rate to the remaining participants.

         In December 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position Nos. AAG INV-1 and SOP 94-4-1, "Reporting of Fully Benefit-Responsive Investment Contracts Held by Certain Investment Companies Subject to the AICPA Investment Company Guide and Defined-Contribution Health and Welfare and Pension Plans" ("FSP") that gave guidance in the use of contract value accounting for benefit-responsive investment contracts owned by certain investment companies utilized exclusively by defined-contribution and health and welfare benefit plans. The FSP required several changes in financial statement presentation and disclosure, including presentation of both the fair value and contract value of benefit-responsive investment contracts. SARF currently provides for transactions to be made on a contract value basis and the new reporting requirements are not intended to alter how participants transact with the Fund. The FSP includes a condition to the continued use of contract value accounting, that the portion of SARF's net assets that is not held in trust for the benefit of participants in qualified employer-sponsored defined-contribution plans, which amounted to less than 1% of the Fund at March 31, 2006, is not permitted to increase after January 15, 2006, except for the reinvestment of income earned. Effective January 15, 2006, SARF no longer accepts contributions from non-defined-contribution plans. The Trust does not expect the adoption of the provisions of the FSP to impact the use of contract value accounting by SAFT, and therefore, by SARF. The FSP is effective for financial statements for annual periods ending after December 15, 2006.

        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements



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

                    Unaudited Notes to Financial Statements


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

         At March 31, 2006, the Intermediate Bond Fund held the following futures contracts:



                                                                                                   Unrealized
                                           Number of                                              Appreciation/
Futures Contracts                          Contracts         Notional Cost   Settlement Month    (Depreciation)
-----------------                          ---------         -------------   ----------------    --------------
Long
----

Germany (Federal Republic) 10yr......          12            $   1,727,917         June 2006      $    (21,266)
UK Treasury Bond.....................           3                  592,580         June 2006           (10,018)
U.S. Treasury Notes 5yr..............         944               99,319,113         June 2006          (730,112)
Eurodollar Futures...................         526              125,164,511    September 2006          (587,986)
Eurodollar Futures...................         137               32,589,263     December 2006          (139,100)
Eurodollar Futures...................         671              159,016,371     December 2006           (81,633)
Eurodollar Futures...................         168               39,897,900    September 2007           (56,700)
Eurodollar Futures...................         148               35,118,318        March 2007           (44,168)
Eurodollar Futures...................         328               77,941,000     December 2008          (217,300)
                                                                                                      ---------
Total Long Futures
                                                                                                    (1,888,283)

Short
-----
U.S. Treasury Notes 10yr. ...........       (182)             (19,594,859)         June 2006            231,765
U.S. Treasury Bond                           (69)              (7,729,438)         June 2006            197,656
                                                                                                        -------
Total Short Futures                                                                                     429,421
                                                                                                        -------
                                                                                                 $  (1,458,862)
=============================================================================================


        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements


         H.   Forward Foreign Currency Contracts

         The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund's financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts' terms and from movements in currency values. As of March 31, 2006, the Intermediate Bond Fund held the following forward foreign currency contracts:

                                       Principal Amount                        Settlement       Unrealized
Type                Currency          Covered by Contract   US Dollar Cost        Date         Depreciation
----                -------------     -------------------   --------------        ----         ------------
Purchase            Euro                    560,403            $562,436         04/25/06        $ (2,033)



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

         At March 31, 2006, the Intermediate Bond Fund held the following interest rate swap contracts:



                                                                     Rate Type
                                                       ----------------------------------
                                                                                            Unrealized
     Notional              Swap          Termination                                       Appreciation
     Amount            Counterparty         Date          Floating Rate      Fixed Rate   (Depreciation)
     -------           ------------         ----          -------------      ----------   ----------------
   24,000,000 USD   Bank of America (b)   06/21/2011    3 Month USD LIBOR       5.00%      $   321,481
   18,300,000 USD   Morgan Stanley(b)     06/21/2036    3 Month USD LIBOR       5.00%         (958,558)
   10,600,000 USD   Bank of America (a)   06/21/2016    3 Month USD LIBOR       5.00%         (218,565)
  110,000,000 JPY   Barclays Capital (b)  06/15/2015    6 Month JPY LIBOR       1.50%           33,008
    2,900,000 EUR   Barclays Capital (b)  12/15/2014    6 Month EURO LIBOR      4.00%          166,492
   26,000,000 USD   UBS (a)               06/21/2008    3 Month USD LIBOR       5.00%          (81,650)
   24,400,000 USD   Lehman Brothers (a)   06/21/2016    3 Month USD LIBOR       5.00%         (503,112)
  260,000,000 JPY   Merrill Lynch (b)     06/15/2015    6 Month JPY LIBOR       1.50%           75,991
    6,800,000 EUR   Morgan Stanley (a)    06/16/2014    6 Month EURO LIBOR      4.00%          226,097
      400,000 EUR   UBS (a)               10/15/2010        CPI-France         2.1455%           1,433
                                                                                          ----------------
                                                                                           $  (937,383)
                                                                                          ================


(a) Fund receives the fixed rate and pays the floating rate.
(b) Fund receives the floating rate and pays the fixed rate.

        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements


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

         A summary of the written call options and swaptions for the period ended March 31, 2006 is as follows:



Written Call Option/Swaption Contracts                            Number of Contracts          Premium
--------------------------------------                           -------------------------------------------
Outstanding, beginning of year..............................              605              $   92,959
                                                                 ===========================================
Options written.............................................               --                     --
Options exercised...........................................               --                     --
Options expired.............................................             (193)                (42,798)
Options closed..............................................               --                     --
                                                                 -------------------------------------------
Outstanding, end of period..................................              412              $   50,161
                                                                 ===========================================

        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements



         At March 31, 2006, the Fund held the following written call option contracts:



Security                                                                     Contracts        Appreciation
--------                                                                  ----------------------------------
Eurodollar Future, 95.50 Call, expiring June 6, 2006 .......                    412              $ 47,586
                                                                          ==================================

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

         A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor's contract. These fees are accrued on a daily basis and paid monthly or quarterly from the assets. Actual fees paid to each investment advisor during the three-month period are listed below.

                                                                                           Fee Rate Range
Investment Advisor                                                                        Highest to Lowest
------------------                                                                        -----------------
Alliance Capital Management L.P. (Large-Cap Value Equity)....................                .50% to .15%
Ariel Capital Management (Mid-Cap Value Equity)..............................                .75% to .50%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)........                .50% to .225%*
JP Morgan Fleming Asset Management Limited (International Equity)............                .75% to .60%
Pacific Investment Management Company (Intermediate Bond)....................                .50% to .25%
Philadelphia International Advisors LP (International Equity)................                .75% to .45%
RCM Capital Management LLC (Large-Cap Growth Equity).........................                .70% to .25%
Smith Asset Management Group, LP (Small-Cap Equity)..........................                .85% to .45%
T. Rowe Price Associates, Inc. (Large Cap Growth Equity) ....................                .50% to .35%
Turner Investment Partners (Mid-Cap Growth Equity)...........................                .65% to .55%
Wellington Management Company LLP (Small-Cap Equity) ........................                .90% to .70%



* Subject to a 5% reduction based on aggregate fees.

        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements



                                                                                               Fees for the
                                                                                               Period Ended
Investment Advisor                                                                           March 31, 2006
------------------                                                                           --------------
Alliance Capital Management L.P. (Large-Cap Value Equity).................                        $ 190,740
Ariel Capital Management (Mid-Cap Value Equity)...........................                           95,200
Capital Guardian Trust Company (Balanced).................................                          170,788
Capital Guardian Trust Company (Large-Cap Growth Equity)..................                          146,097
J.P. Morgan Fleming Asset Management Limited (International Equity).......                          182,448
Pacific Investment Management Company (Intermediate Bond).................                          304,015
Philadelphia International Advisors LP (International Equity).............                          131,344
RCM Capital Management LLC (Large-Cap Growth Equity)......................                          148,275
T. Rowe Price Associates, Inc. (Large Cap Growth Equity) .................                           63,582
Smith Asset Management Group, LP (Small-Cap Equity) ......................                          224,299
Turner Investment Partners (Mid-Cap Growth Equity)........................                          158,647
Wellington Management Company LLP (Small-Cap Equity) .....................                          301,187



         A separate program fee ("Program fee") is paid to each of State Street Bank and ARF. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds. (State Street does not receive any fees or payments in respect of expenses from the Collective Trust. Rather, State Street is entitled to payment for services from State Street Bank.)

         The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the period January 1, 2006 through March 31, 2006:



                                                                                Rate of ARF Program Fee
                                                                                   For the Period Ended
Value of Program Assets                                                                  March 31, 2006
----------------------------------------------------   ------------------------------------------------

First $500 million                                                                               .075%

Next $850 million                                                                                .065%

Next $1.15 billion                                                                               .035%

Next $1.5 billion                                                                                .025%

Over $4.0 billion                                                                                .015%



         ARF received Program fees of $418,493 for the period January 1, 2006 through March 31, 2006. These fees are allocated to each Fund based on net asset value.

         Effective October 1, 2005, ARF and State Street Bank agreed to adjust the State Street Bank Program fee based upon the following schedule:




                                                                                Rate of State Street Bank
                                                                                              Program Fee
                                                                                  January 1, 2006 through
Value of Program Assets                                                                    March 31, 2006
----------------------------------------------------   --------------------------------------------------

First $2.0 billion                                                                                .40%

Next $1.0 billion                                                                                 .31%






        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements



Next $1.0 billion                                                                                 .21%

Over $4.0 billion                                                                                 .13%



         A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ARF that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any such assets in excess of $50 million. The accrued reduction for the period January 31, 2006 through March 31, 2006 totaled $9,975 and is allocated to each Fund based on net asset value.

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




Value of Assets in all Funds                                                                    Rate

-------------------------                                                                    ------------

First $1.0 billion                                                                             .211%

Next $1.8 billion                                                                              .067%

Over $2.8 billion                                                                              .029%



         State Street Bank received program fees of $3,218,295 and trustee, management and administration fees of $901,141 for the period January 1, 2006 through March 31, 2006.

         The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration or program fee.

        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements


4.    Purchases and Sales of Securities

         The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:




                                                                   Period Ended March 31, 2006

                                                           -----------------------------------------------

                                                                  Purchases                   Sales

                                                           -------------------       ---------------------

Balanced Fund........................................      $       17,401,585         $      35,258,367
Index Equity Fund....................................              58,179,788                21,435,863
Intermediate Bond Fund...............................              20,191,999                14,270,907
International Equity Fund............................              32,544,898                24,539,101
Large-Cap Growth Equity Fund.........................             266,883,170               294,931,720
Large-Cap Value Equity Fund..........................              12,113,998                27,095,205
Mid-Cap Growth Equity Fund...........................              28,500,328                20,211,895
Mid-Cap Value Equity Fund............................               4,474,222                 5,044,486
Small-Cap Equity Fund................................              42,294,436                55,735,067
Conservative Structured Portfolio Service............               3,138,814                 3,258,117
Moderate Structured Portfolio Service................              14,827,309                 6,842,656
Aggressive Structured Portfolio Service..............              10,145,937                 6,950,198



         The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:



                                                                   Period Ended March 31, 2006

                                                           -----------------------------------------------

                                                                  Purchases                   Sales

                                                           -------------------       ---------------------
Intermediate Bond Fund                                     $      310,473,184         $     392,359,000


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

        American Bar Association Members/State Street Collective Trust

                    Unaudited Notes to Financial Statements



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

         Certain Funds in the Trust also invest in collective investment funds which lend a portion of their securities to qualified Borrowers under identical collateral requirements described above.

         A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund lending the securities and State Street Bank in its capacity as lending agent.

         At March 31, 2006, the Funds' market value of securities on loan and collateral received for securities loaned was as follows:


                                                                Market Value of
Fund                                                           Loaned Securities       Collateral Value
----                                                           -----------------       ----------------
Balanced*.............................................               $19,720,126            $20,168,226
Intermediate Bond.....................................                33,780,156             34,479,848
International Equity..................................                45,146,123             47,391,573
Large-Cap Growth Equity ..............................                20,174,537             20,621,861
Large-Cap Value Equity................................                24,596,768             25,182,470
Mid-Cap Growth Equity.................................                22,929,785             23,477,404
Mid-Cap Value Equity..................................                 2,948,952              3,060,375
Small-Cap Equity......................................               103,914,328            106,501,816


* Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. All non-cash collateral held at March 31, 2006 was in the form of U.S. Government Treasury Obligations in amounts as follows:


                                                                                           Non-Cash
Fund                                                                                   Collateral Value
----                                                                                   ----------------
Balanced..............................................                              $             4,927

         Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.


7.    Changes to Large-Cap Growth Equity Fund

         Effective March 1, 2006, State Street determined, after consultation with ARF, to replace RCM Capital Management LLC ("RCM") as investment advisor of a portion of the actively managed assets of Large-Cap Growth Equity Fund. RCM was replaced by T. Rowe Price Associates, Inc.

8.    Subsequent Event

         Effective on or about August 1, 2006, State Street expects to offer five Retirement Date Funds as investment options under the Program. Upon establishment of the Retirement Date Funds, State Street Bank will be paid a fee for its management of the assets in the Retirement Date Funds at the annual rate of .10% of the assets of the Retirement Date Funds.

         Effective August 1, 2006, the trust, management and administration fee payable to State Street Bank and described in note 3 will be increased as follows:

                                                       Rate of State Street Bank Trust, Management
                Value of Program Assets                          and Administration Fee
      --------------------------------------------    ----------------------------------------------
      First $1.0 billion                                                  .217%
      Next $1.8 billion                                                   .067%
      Over $2.8 billion                                                   .029%

         Effective May 1, 2006, project fees relating to the establishment and offering of the telephonic delivery of investment advice by CitiStreet Advisors LLC and the Retirement Date Funds will be added to the Program Expense Fee payable to State Street Bank and described in note 3. These one-time fees in the amount of $75,000 and $400,000, respectively, will be accrued for the period beginning on May 1, 2006 and ending on December 31, 2006 and for the period beginning on August 1, 2006 and ending on December 31, 2006, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

         For the quarter ended March 31, 2006, the Stable Asset Return Fund experienced an annualized total return, net of expenses, of 3.91%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an annualized investment record of 3.65% for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

         The Stable Asset Return Fund outperformed the combination benchmark for the quarter ended March 31, 2006 by an annualized 26 basis points. With the yield curve essentially flat during the quarter and spreads across all sectors fairly compressed, it was a challenging environment for locating value. Trades for the quarter consisted primarily of buying seasoned hybrid adjustable rate mortgage-backed securities, taking advantage of the value the market is placing on their future conversion to a floating rate instrument in a rising interest rate environment. Guaranteed investment contracts offered very little value relative to other market sectors.

         The money market portion of the portfolio was structured in anticipation of the increases in the Federal Funds rate that occurred on January 31 and March 28. It appears that the Federal Open Market Committee ("FOMC") is getting closer to ending the tightening cycle, as indicated by the releases of meeting minutes and rhetoric by FOMC officials. Accordingly, a greater percentage of the money market portion of the Fund was invested for a longer period than the meeting-to-meeting time-frame at points where breakeven yields made sense. The majority of the money market component was invested in floating rate securities reset based on one-month and three-month LIBOR. Floaters remain a core cash investment, providing an additional four to six basis points over money market securities generally.

Intermediate Bond Fund

         The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing in a portfolio of fixed income securities.

         For the quarter ended March 31, 2006, the Intermediate Bond Fund experienced a total return, net of expenses, of (0.65)%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of (0.65)% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

         The Intermediate Bond Fund, which is advised by Pacific Investment Management Company LLC, performed in line with the Lehman Brothers Aggregate Bond Index for the quarter ended March 31, 2006. Rising interest rates in the U.S. and around the globe weighed on bond market returns in the quarter. The Federal Reserve tightened twice during the period, bringing the Federal Funds rate to 4.75%. The European Central Bank joined the Fed in raising rates during the quarter, and the Bank of Japan announced the end of its "quantitative easing" policy, which has flooded Japanese markets with liquidity. Unwinding of this policy will remove a low cost source of financing for investors looking to make longer term, higher yielding investments. The benchmark ten-year Treasury yield ended the quarter at 4.85 percent, 46 basis points higher than at the start of the year. The U.S. yield curve remained relatively flat and was inverted for much of the quarter. Investors looking for clues to the direction of interest rates continued to focus on the real estate market as the main driver of Federal Reserve policy. Evidence from the housing sector pointed to a slowdown, but the erosion was not yet substantial enough to convince investors that a halt in Federal Reserve tightening was imminent. The portfolio employed the following strategies over the quarter:

         o Interest rate strategies were negative for performance. Above-benchmark duration during the quarter was negative for performance as Treasury yields sharply increased. Curve positioning, with an emphasis on short to intermediate maturities relative to the benchmark, was also negative for performance as the yield curve continued to flatten and sometimes inverted during the quarter.

         Sector strategies for the portfolio included the following:

         o Enhancing yield with an overweight on mortgage-backed securities was positive for performance. Mortgage-backed securities outperformed like-duration Treasuries during the quarter, supported by unusually low levels of volatility. Financial institutions both in the U.S. and abroad continued to be major buyers of mortgages despite the apparent disincentive of the flat yield curve. An underweight to high-grade corporate bonds detracted from returns. Credit fundamentals remained strong as corporate earnings continued their solid momentum. Many companies' balance sheets were supported by ample cash reserves. Beyond these core sectors, results from real return and municipal bonds were mixed. TIPS lagged versus nominal bonds during the quarter, reacting more to expectations of Fed tightening than to the outlook for inflation. Munis, which usually outperform as rates rise, outpaced Treasuries due to their more stable retail investor base and contributed to performance. Modest allocations to emerging market bonds contributed to returns as they were the best performing fixed income sector. Cash continues to flow into the asset class amid improving credit fundamentals and ratings upgrades. A small net short position in non-U.S.

              government bonds added to returns as developed, foreign government bonds underperformed their U.S. counterparts.

Balanced Fund

         The Balanced Fund invests in publicly-traded common stocks, other equity securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

         For the quarter ended March 31, 2006, the Balanced Fund experienced a total return, net of expenses, of 2.30%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 2.42% for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

         For the quarter ended March 31, 2006, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. Stock selection in the information technology sector was a positive contributor to portfolio results. Information technology represents the portfolio's largest sector concentration. Stock selection in the energy sector was also a positive contributor to results. On the negative side, stock selection in financials, specifically positions in government-sponsored mortgage providers, hurt relative returns. Stock selection in consumer discretionary stocks also detracted from performance.

         For the quarter ended March 31, 2006, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, performed in line with the Lehman Brothers Aggregate Bond Index.

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

         For the quarter ended March 31, 2006, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 5.63%. By comparison, the Russell 1000 Value Index produced an investment record of 5.93% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

         For the quarter ended March 31, 2006, the actively managed portion of the Fund, which is advised with the assistance of Alliance Capital Management L.P., underperformed the Russell

1000 Value Index. Relative returns were hurt by stock selection within the financial sector, as several insurance holdings, such as Hartford Financial and St. Paul Companies declined on disappointing pricing. Another chief detractor was Intel as shares of the company fell on investor concerns regarding a slowdown in PC sales and improved prospects of rival AMD. Finally, many of portfolio's auto parts holdings, such as Dana and Lear, detracted from performance as pressure in that industry continues. Relative returns were helped by positioning within the energy and technology sectors. In energy, offshore drillers Diamond Offshore Drilling and GlobalSantaFe gained as major oil producers continue to spend heavily on exploration. The position in Marathon Oil added value as well, as shares of the integrated energy company moved higher on surging oil prices and refining margins during the quarter. In technology, Corning was a key contributor as the company continues to benefit from robust demand for high-end LCD televisions. Meanwhile, telecom equipment manufacturer Tellabs rose on continued strong broadband infrastructure spending.

         The performance of the indexed segment of the Large-Cap Value Equity Fund for the quarter ended March 31, 2006 was consistent with the Russell 1000 Value Index after taking into account expenses.

Large-Cap Growth Equity Fund

         The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion at the time of purchase that are believed to have strong earnings growth potential. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities its holds and to realize income principally from dividends on such securities. A segment of the Large-Cap Growth Equity Fund (approximately 33
(1)/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

         For the quarter ended March 31, 2006, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 3.11%. By comparison, the Russell 1000 Growth Index produced an investment record of 3.09% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

         The segment of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company outperformed the Russell 1000 Growth Index for the quarter ended March 31, 2006. Stock selection in the information technology sector was a positive contributor to portfolio results. Information technology represents the portfolio's largest sector concentration. Stock selection in the energy sector was also a positive contributor to results. On the negative side, stock selection in financials, specifically positions in government-sponsored mortgage providers, hurt relative returns. Stock selection in consumer discretionary stocks also detracted from performance.

          The other actively managed segment of the Large-Cap Growth Equity Fund, advised by RCM Capital Management LLC until February 28, 2006, and thereafter by T. Rowe Price Associates, Inc., outperformed the Russell 1000 Growth Index for the quarter ended March 31, 2006. RCM outperfomed during the period they advised as stock selection added to performance. Stock selection within the Semiconductors, Energy and Biotechnology sectors helped performance for the period, while stock selection within the Health Care Equipment, Communications Equipment and Consumer Services sectors detracted from returns. Industry strategy for the period cost. Overweight in the Diversified Financials sector and underweight in the Food Beverage & Tobacco and Computers & Peripherals sectors aided performance. Overweight in the Internet Software & Services and Semiconductors sectors and underweight in the Communications Equipment sector detracted from performance. T. Rowe underperformed as stock selection detracted in a range of sectors. Although holdings in the Consumer Staples sector posted weak results for the period, good stock selection in the sector drove positive results for the sector. Information technology stocks posted mixed results. Positive stock selection in the Software sector was offset by weakness in the Information Technology Services and Semiconductors and Semiconductor Equipment sectors. In the Financials sector, stock selection was negative in capital markets. Within the Health Care sector, negative stock selection in pharmaceuticals and health care equipment and supplies companies dampened relative results.

         The performance of the indexed segment of the Large-Cap Growth Equity Fund for the quarter ended March 31, 2006 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

         The Index Equity Fund invests in common stocks of U.S. companies which are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

         For the quarter ended March 31, 2006, the Index Equity Fund experienced a total return, net of expenses, of 5.19%. By comparison, the Russell 3000 Index produced an investment record of 5.31% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

         The performance of the Index Equity Fund for the quarter ended March 31, 2006 was consistent with the Russell 3000 Index after taking into account expenses.

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

         For the quarter ended March 31, 2006, the Mid-Cap Value Equity Fund, which is advised with the assistance of Ariel Capital Management LLC, experienced a total return, net of expenses, of 2.51%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 7.62% for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

         The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap Value Index for the quarter ended March 31, 2006. The Russell Mid Cap Value Index surged in the first quarter due to the strong performance of lower quality stocks. Profiling the Russell Mid Cap Value Index's holdings by S&P Quality Rank shows that lower-quality C & D ranked stocks (+11.8%) outperformed the high-quality A+ stocks (+4.9%). Accordingly, while the portfolio's holdings produced a positive absolute return, it did not match the Index's fervor.

         The portfolio was helped by strong performance in some of the portfolio's more controversial holdings. Notably, Janus Capital Group's stock rose 24.37% due to solid earnings driven by improving asset flows within its traditional mutual funds, and record asset growth at its INTECH subsidiary. Mattel shares appreciated 14.60% due to solid quarterly earnings, reports of strong Barbie sales around the holidays, and the dismissal of a patent infringement case brought by LeapFrog. Finally, Waste Management's stock rose 17.07% as the result of strong quarterly earnings driven by higher pricing and a 1.7% fuel surcharge. Waste Management continues to generate significant cash flows driven by improving fundamentals and expanding margins.

         Conversely, the portfolio's media and newspaper holdings continued to struggle. Shares of both Tribune (-8.82%) and McClatchy (-17.05%) fell during the quarter due to declining circulation and negative sentiment from investors. Tribune has premier assets, including CareerBuilder.com, Food Network and the Chicago Cubs, whose values are not being recognized. On March 13, McClatchy announced its acquisition of Knight Ridder. In the deal McClatchy was able to purchase 20 healthy papers in high-growth markets, while selling the 12 papers that have negatively impacted Knight Ridder's financials.

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

         For the quarter ended March 31, 2006, the Mid-Cap Growth Equity Fund, which is advised by Turner Investment Partners, experienced a total return, net of expenses, of 11.91%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 7.61% for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

         The Mid-Cap Growth Equity Fund outperformed the Russell Mid-Cap Growth Index for the quarter ended March 31, 2006. The portfolio benefited most from strong performance in the technology (+2.3% versus the benchmark) and financial (+0.7% versus the benchmark) sectors. Outperformance was, however, broad based for the quarter with only the healthcare sector marginally underperforming on a relative basis (less than 0.1%).

         In the portfolio's second largest sector, technology holdings JDS Uniphase Corp. (+77%) and Akamai Technologies Inc. (+65%) were among the leaders for the quarter. JDS provides communications test and measurement solutions, and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Strength at JDS is being driven by customers' willingness to invest in VOIP (voice over internet protocol) and IPTV (Internet protocol television). Akamai Technologies provides services for the delivery of content and business processes over the Internet for businesses, government agencies, and other enterprises. Akamai continues to see good business trends driven by the Apple video Ipod and generally increased internet media content such as the NCAA March Madness offering. Akamai recently acquired a small competitor but currently has no major competition in this space.

         Within the Financial Services sector, the portfolio's holdings outpaced that of the Index: 14.9% vs. 8.5%. Much of the sector's performance was driven by asset sensitive companies such as CB Richard Ellis Group Inc. (+37%) and Affiliated Managers Group Inc. (+33%). CB Richard Ellis offers commercial real estate services worldwide. Revenues are evenly spread across geographies and the company could see potential growth in Europe and Asia. Affiliated Managers Group, through its affiliates, operates as an asset management company providing investment management services to mutual funds, institutional clients, and high net worth individuals in the United States and is benefiting from the recent capital market strength.

         The healthcare sector detracted only marginally for the quarter (-0.03% versus the benchmark). Dade Behring Holdings, Inc. was the largest drag on performance in the sector as the stock slipped 13% for the quarter. Dade Behring engages in the manufacturing and distribution of diagnostics products and services to clinical laboratories worldwide. In this industry there has been a shift from sales to operating leases. While Dade has not missed earnings, the company did report a revenue shortfall, blaming it on the shift to these lease-style arrangements.

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

         For the quarter ended March 31, 2006, the Small-Cap Equity Fund experienced a total return, net of expenses, of 11.84%. By comparison, the Russell 2000 Index produced an investment record of 13.94% for the same period. The Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

         The segment of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the quarter ended March 31, 2006. Stock selection was exceptionally good within the consumer discretionary sector in the quarter with 18.9% returns versus 10.7% for the benchmark. Energy stocks also performed well (16.5% vs. 13.8%). Stocks in the information technology and materials sectors trailed their benchmarks (7.6% vs. 16.2% for tech and 12.3% vs. 29.5% for materials). Financials and industrials also lagged. Performance for the quarter was driven predominately by negative stock selection within those four sectors.

         Three of the best performing stocks for the quarter were Trident Microsystems (61.4%), First Horizon Pharmaceutical Corp. (46.1%), and Arris Group, Inc. (45.3%). Trident Microsystems designs, develops, and markets integrated circuits for digital media applications, such as digital television, LCD TV, and digital set-top boxes. In January, the company reported fourth quarter 2005 earnings that were 11% better than expected. First Horizon Pharmaceutical markets brand name prescription drugs to cardiologists, obstetricians and gynecologists, pediatricians, and primary care physicians. In February the company reported fourth quarter 2005 earnings that were 6% above expectations. Arris Group develops and supplies equipment and technology for cable system operators and other broadband service providers. Arris Group reported December quarter earnings in February that were 27% above estimates, and raised significantly its revenue guidance for the March quarter. Blue Coat Systems (-45.9%), Websense, Inc. (-16.0%) and Valueclick Inc. (-6.6%) were the three largest contributors to poor stock performance during the quarter. Blue Coat Systems was sold, but Websense and Valuclick have not yet triggered the portfolio's sell discipline.

         The segment of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management, LLP underperformed the Russell 2000 Index for the quarter ended March 31, 2006. As a "best ideas" portfolio, bottom-up stock selection is the primary source of excess returns, and in turn, aggregate risk. Stock selection was weakest within the Materials, Information Technology and Energy sectors. Strong performance from the Industrial and Consumer Staples sectors buffered the returns.

         Stock selection in the Consumer Staples sector was positive as the position in Wild Oats, an organic foods retailer, gained momentum when it announced fourth quarter profits and an earnings forecasts that both exceeded expectations. Returns in the Industrials sector continued to be strong into the first quarter as construction material names Beacon Roofing Supply and USG Corp added favorably to results. Within the Materials sector, holdings in Cleveland-Cliffs and Schweitzer-Mauduit negatively impacted sector results. Both companies suffered from higher operating costs than anticipated. Schweitzer, in particular, was impacted by higher energy costs, rising employment costs and an unfavorable currency exchange rate from its operations in Brazil. While the Information Technology sector had been a source of relative outperformance in recent quarters, this sector suffered some losses as those names that had gained last quarter lost momentum. Varian Semiconductor declined as investors feared that the recent order cycle for semi-cap equipment companies had reached a peak.

         The performance of the indexed segment of the Small-Cap Equity Fund for the quarter ended March 31, 2006 was consistent with the Russell 2000 Index after taking into account expenses.

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

         For the quarter ended March 31, 2006, the International Equity Fund experienced a total return, net of expenses, of 10.56%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") produced an investment record of 9.68% for the same period. The MSCI AC World Ex.-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

         The segment of the International Equity Fund advised with the assistance of Philadelphia International Advisors, LP outperformed the MSCI AC World Ex-U.S. Index for the quarter ended March 31, 2006. During this three month period, the portfolio stayed ahead of the market. Some of the value and quality criteria employed in the selection of stocks leads to stocks that are also attractive from an M&A standpoint. In this relatively short period, several holdings received acquisition offers at substantial premiums to where the stocks traded before the bids. Not surprisingly, from an attribution standpoint, security selection drove performance in the quarter in countries that experienced takeover offers as well as within the Japanese market. On a sector basis, the attractive relative gains were again driven by security selection as well as a favorable overweighting in materials stocks.

         The segment of the International Equity Fund advised with the assistance of JPMorgan Asset Management (London) Limited outperformed the MSCI AC World Ex-U.S. Index for the quarter ended March 31, 2006. Gains were underpinned by the Telecom, Technology and Financial sectors. In the Telecom sector the portfolio benefitted from favoring emerging market names and underweighting the larger European names. Overweight positions in Nokia, SAP, Hoya and Canon, combined with a lack of exposure to Softbank, drove performance in the Technology sector. Financial holdings were spearheaded by China Life, Banco Popular, Schroders and UBS. In contrast, the Consumer Staples, Energy and Utility sectors detracted from performance. The portfolio was underweight Utilities, which did well driven by M&A fever. Performance in the consumer staples holdings was weighed down by Tesco and Morrison Supermarkets. Energy holdings were up for the period but uncertainty over the price of oil caused them to lag the broader index. Stock selection was generally positive in most regions except Continental Europe and North America (Canada) where the bulk of the portfolio's energy holdings were concentrated.

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

         For the quarter ended March 31, 2006, the Structured Portfolio Service experienced a total return, net of expenses, of 2.13% for the Conservative Portfolio, 3.73% for the Moderate Portfolio, and 5.47% for the Aggressive Portfolio.

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

Item 4. CONTROLS AND PROCEDURES.

      Conclusion Regarding the Effectiveness of Disclosure Controls and
Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of March 31, 2006.

      Internal Control Over Financial Reporting: No change in the Collective Trust's internal control over financial reporting occurred during the Collective Trust's last fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Collective Trust's internal control over financial reporting.

PART II.  OTHER INFORMATION.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended March 31, 2006, the Collective Trust issued an aggregate of approximately $155 million in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund or portfolio of the Structured Portfolio Service.

Item 6. EXHIBITS

31.1*   Certification of Philip J. Lussier pursuant to Rule
        13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*   Certification of Beth M. Halberstadt pursuant to
        Rule 13a-14(a)/15d-14(a), as adopted pursuant to
        Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification of Philip J. Lussier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                      AMERICAN BAR ASSOCIATION MEMBERS/ STATE
                                      STREET COLLECTIVE TRUST


May 10, 2006                          By:    /s/ Philip J. Lussier
                                            ----------------------
                                            Name: Philip J. Lussier
                                            Title:  Chief Executive Officer



May 10, 2006                          By:    /s/ Beth M. Halberstadt
                                            ------------------------
                                            Name:  Beth M. Halberstadt
                                            Title:   Chief Financial Officer

EXHIBIT INDEX

31.1*     Certification of Philip J. Lussier pursuant to Rule
          13a-14(a)/15d-14(a), as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*     Certification of Beth M. Halberstadt pursuant to Rule
          13a-14(a)/15d-14(a), as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*     Certification of Philip J. Lussier pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*     Certification of Beth M. Halberstadt pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.