Form 10-Q
period 2006-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2006-08-11
CIK 878375

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

                        Commission file number 33-50080
                               ---------------
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

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 1b-2 of the Exchange Act. Large Accelerated Filer ___ Accelerated Filer X Non-Accelerated Filer ___
                                                   ---

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                Yes __       No X
                                                                -

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION ..........................................1

         Item 1. Financial Statements (Unaudited) ......................1

         Balanced Fund
                  Statement of Assets and Liabilities ..................1
                  Statement of Operations ..............................2
                  Statement of Changes in Net Assets ...................3
                  Financial Highlights .................................4

         Index Equity Fund
                  Statement of Assets and Liabilities ..................5
                  Statement of Operations ..............................6
                  Statement of Changes in Net Assets ...................7
                  Financial Highlights .................................8

         Intermediate Bond Fund
                  Statement of Assets and Liabilities ..................9
                  Statement of Operations .............................10
                  Statement of Changes in Net Assets ..................11
                  Financial Highlights ................................12

         International Equity Fund
                  Statement of Assets and Liabilities .................13
                  Statement of Operations .............................14
                  Statement of Changes in Net Assets ..................15
                  Financial Highlights ................................16

         Large-Cap Growth Equity Fund
                  Statement of Assets and Liabilities .................17
                  Statement of Operations .............................18
                  Statement of Changes in Net Assets ..................19
                  Financial Highlights ................................20

         Large-Cap Value Equity Fund
                  Statement of Assets and Liabilities .................21
                  Statement of Operations .............................22
                  Statement of Changes in Net Assets ..................23
                  Financial Highlights ................................24

         Mid-Cap Growth Equity Fund
                  Statement of Assets and Liabilities .................25
                  Statement of Operations .............................26
                  Statement of Changes in Net Assets ..................27
                  Financial Highlights ................................28

         Mid-Cap Value Equity Fund

                  Statement of Assets and Liabilities .................29
                  Statement of Operations .............................30
                  Statement of Changes in Net Assets ..................31
                  Financial Highlights ................................32

         Small-Cap Equity Fund
                  Statement of Assets and Liabilities .................33
                  Statement of Operations .............................34
                  Statement of Changes in Net Assets ..................35
                  Financial Highlights ................................36

         Stable Asset Return Fund
                  Statement of Assets and Liabilities .................37
                  Statement of Operations .............................38
                  Statement of Changes in Net Assets ..................39
                  Financial Highlights ................................40

         Structured Portfolio Service - Conservative Portfolio
                  Statement of Assets and Liabilities .................41
                  Statement of Operations .............................42
                  Statement of Changes in Net Assets ..................43
                  Financial Highlights ................................44

         Structured Portfolio Service - Moderate Portfolio
                  Statement of Assets and Liabilities .................45
                  Statement of Operations .............................46
                  Statement of Changes in Net Assets ..................47
                  Financial Highlights ................................48

         Structured Portfolio Service - Aggressive Portfolio
                  Statement of Assets and Liabilities .................49
                  Statement of Operations .............................50
                  Statement of Changes in Net Assets ..................51
                  Financial Highlights ................................52

         Notes to Unaudited Financial Statements ......................53

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..................67

         Item 4. Controls and Procedures ..............................81

PART II. OTHER INFORMATION ............................................81

         Item 2. Unregistered Sales of Equity Securities and
                 Use of Proceeds ......................................81

         Item 6. Exhibits .............................................81

SIGNATURES ............................................................83

PART I.  FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

         American Bar Association Members/ State Street Collective Trust
                                  Balanced Fund
                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                     June 30, 2006
                                                                                   ------------------
                                     Assets
  Investments, at value (cost $235,356,744) ....................................    $     287,300,689 (a)
  Investments in affiliated issuers, at value (cost $25,303,480) ...............           25,303,480
  Investments in Intermediate Bond Fund (cost $156,139,196
    and units of 8,595,101) ....................................................          163,175,795
  Cash .........................................................................                  968
  Receivable for investments sold ..............................................              743,361
  Dividends and interest receivable ............................................              258,371
                                                                                   ------------------
    Total assets ...............................................................          476,782,665
                                                                                   ------------------
                                  Liabilities
  Payable for collateral received on securities loaned .........................           22,771,744
  Payable for investments purchased ............................................              348,534
  Investment advisory fee payable ..............................................              169,520
  State Street Bank and Trust Company--program fee payable .....................               78,323
  Payable for fund units redeemed ..............................................               58,038
  Trustee, management and administration fees payable ..........................               21,956
  ABA Retirement Funds--program fee payable ....................................               10,234
  Other accruals ...............................................................               44,861
                                                                                   ------------------
    Total liabilities ..........................................................           23,503,210
                                                                                   ------------------
Net Assets  (equivalent to $81.94 per unit based on 5,531,975 units outstanding)   $      453,279,455
                                                                                   ==================

(a)   Includes securities on loan with a value of $22,249,480.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                                  Balanced Fund
                             Statement of Operations
                                    Unaudited

                                                                                   For the period        For the period
                                                                                  April 1, 2006 to     January 1, 2006 to
                                                                                   June 30, 2006         June 30, 2006
                                                                                 ------------------    ------------------
Investment income
    Dividends (net of foreign tax expense of $4,195 and $7,353, respectively)   $         1,079,842    $        2,198,464
    Dividends- affiliated issuers ............................................               57,739                87,507
    Securities lending income, net ...........................................                4,918                10,790
                                                                                 ------------------    ------------------
                 Total investment income .....................................            1,142,499             2,296,761
                                                                                 ------------------    ------------------
Expenses
    Investment advisory fee ..................................................              169,521               340,309
    State Street Bank and Trust Company--program fee .........................              245,074               489,199
    ABA Retirement Funds--program fee ........................................               31,577                63,419
    Trustee, management and administration fees ..............................               67,771               136,336
    Reports to unitholders ...................................................               11,176                23,030
    Legal and audit fees .....................................................               18,343                37,799
    Compliance consultant fees ...............................................               21,967                45,268
    Registration fees ........................................................                2,383                 4,910
    Other fees ...............................................................                9,163                18,886
                                                                                 ------------------    ------------------
                 Total expenses ..............................................              576,975             1,159,156
                                                                                 ------------------    ------------------
Net investment income ........................................................              565,524             1,137,605
                                                                                 ------------------    ------------------
Net realized and unrealized gain (loss) on:
           Investments .......................................................            3,738,445            11,456,647
           Intermediate Bond Fund ............................................              225,001               568,880
                                                                                 ------------------    ------------------
                 Net realized gain ...........................................            3,963,446            12,025,527
                                                                                 ------------------    ------------------
           Change in net unrealized appreciation (depreciation) on investments           (9,750,587)           (7,627,277)
                                                                                 ------------------    ------------------
                 Net realized and unrealized gain (loss) .....................           (5,787,141)            4,398,250
                                                                                 ------------------    ------------------
Net increase (decrease) in net assets resulting from operations ..............   $       (5,221,617)   $        5,535,855
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

         American Bar Association Members/ State Street Collective Trust
                                  Balanced Fund
                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                   For the period        For the period
                                                                                  April 1, 2006 to     January 1, 2006 to
                                                                                   June 30, 2006          June 30, 2006
                                                                                 ------------------    ------------------
From operations
    Net investment income ....................................................   $          565,524    $        1,137,605
    Net realized gain ........................................................            3,963,446            12,025,527
    Change in net unrealized appreciation (depreciation) .....................           (9,750,587)           (7,627,277)
                                                                                 ------------------    ------------------
           Net increase (decrease) in net assets resulting from operations ...           (5,221,617)            5,535,855
                                                                                 ------------------    ------------------

From unitholder transactions
    Proceeds from units issued ...............................................            3,719,008             5,721,540
    Cost of units redeemed ...................................................          (11,694,137)          (26,917,612)
                                                                                 ------------------    ------------------
             Net decrease in net assets resulting from unitholder transactions           (7,975,129)          (21,196,072)
                                                                                 ------------------    ------------------
             Net decrease in net assets ......................................          (13,196,746)          (15,660,217)
Net Assets
    Beginning of period ......................................................          466,476,201           468,939,672
                                                                                 ------------------    ------------------
    End of period ............................................................   $      453,279,455    $      453,279,455
                                                                                 ==================    ==================

Number of units
    Outstanding-beginning of period ..........................................            5,627,853             5,787,593
        Issued ...............................................................               45,169                69,246
        Redeemed .............................................................             (141,047)             (324,864)
                                                                                 ------------------    ------------------

    Outstanding-end of period ................................................            5,531,975             5,531,975
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

         American Bar Association Members/ State Street Collective Trust
                                  Balanced Fund
                              Financial Highlights
                                    Unaudited


                 (For a unit outstanding throughout the period)

                                                          For the period         For the period
                                                         April 1, 2006 to      January 1, 2006 to
                                                          June 30, 2006          June 30, 2006
                                                        ------------------     ------------------
Investment income+ ..................................   $             0.21     $             0.41
Net expenses(+)++ ...................................                (0.11)                 (0.21)
                                                        ------------------     ------------------
Net investment income ...............................                 0.10                   0.20
Net realized and unrealized gain (loss) .............                (1.05)                  0.72
                                                        ------------------     ------------------
Net increase (decrease) in unit value ...............                (0.95)                  0.92
Net asset value at beginning of period ..............                82.89                  81.02
                                                        ------------------     ------------------
Net asset value at end of period ....................   $            81.94     $            81.94
                                                        ==================     ==================

Ratio of net expenses to average net assets*++ ......                 0.50%                  0.50%
Ratio of net investment income to average net assets*                 0.49%                  0.49%
Portfolio turnover**+++ .............................                    5%                     9%
Total return** ......................................                (1.15)%                 1.14%
Net assets at end of period (in thousands) ..........   $          453,279     $          453,279


---------------
*     Annualized.
**    Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds or the Intermediate Bond Fund in which the Fund invests a portion of its assets.
+++ With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                                Index Equity Fund
                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                    June 30, 2006
                                                                                   ----------------
                                     Assets
 Investments in affiliated fund, at value:
 State Street Bank and Trust Company Russell 3000 Index Securities
 Lending Fund (cost $358,853,348 and units of 39,366,758) ......................   $    421,184,946
 Receivable for fund units sold ................................................             79,751
                                                                                   ----------------
  Total assets .................................................................        421,264,697
                                                                                   ----------------
                                  Liabilities
 Payable for fund units redeemed ...............................................            226,264
 State Street Bank and Trust Company--program fee payable ......................            113,222
 Trustee, management and administration fees payable ...........................             31,706
 ABA Retirement Funds--program fee payable .....................................             14,223
 Legal and audit fees payable...................................................             22,903
 Other accruals ................................................................             40,949
                                                                                   ----------------
  Total liabilities ............................................................            449,267
                                                                                   ----------------
Net Assets (equivalent to $32.86 per unit based on 12,806,419 units outstanding)   $    420,815,430
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

         American Bar Association Members/ State Street Collective Trust
                                Index Equity Fund
                             Statement of Operations
                                    Unaudited

                                                                                For the period       For the period
                                                                               April 1, 2006 to    January 1, 2006 to
                                                                                June 30, 2006        June 30, 2006
                                                                            ----------------------------------------
Investment income
    Securities lending income from underlying affiliated fund ...........   $           16,979    $           34,171
                                                                            ------------------    ------------------
                 Total investment income ................................               16,979                34,171
                                                                            ------------------    ------------------
Expenses
    State Street Bank and Trust Company--program fee ....................              349,846               686,977
    ABA Retirement Funds--program fee ...................................               45,069                89,052
    Trustee, management and administration fees .........................               96,727               191,436
    Reports to unitholders ..............................................               15,951                32,322
    Legal and audit fees ................................................               26,181                53,050
    Compliance consultant fees ..........................................               31,355                63,534
    Registration fees ...................................................                3,401                 6,891
    Other fees ..........................................................               13,079                26,506
                                                                            ------------------    ------------------
                 Total expenses .........................................              581,609             1,149,768
                                                                            ------------------    ------------------
Net investment loss .....................................................             (564,630)           (1,115,597)
                                                                            ------------------    ------------------
Net realized and unrealized gain (loss) on investments in affiliated fund
           Net realized gain ............................................              194,479               540,957
           Change in net unrealized appreciation (depreciation) .........           (8,601,123)           12,510,724
                                                                            ------------------    ------------------

                 Net realized and unrealized gain (loss) ................           (8,406,644)           13,051,681
                                                                            ------------------    ------------------
Net increase (decrease) in net assets resulting from operations .........   $       (8,971,274)   $       11,936,084
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

         American Bar Association Members/ State Street Collective Trust
                                Index Equity Fund
                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                   For the period         For the period
                                                                                  April 1, 2006 to      January 1, 2006 to
                                                                                    June 30, 2006          June 30, 2006
                                                                                  ------------------    ------------------
From operations
    Net investment loss .......................................................   $         (564,630)   $       (1,115,597)
    Net realized gain .........................................................              194,479               540,957
    Change in net unrealized appreciation (depreciation) ......................           (8,601,123)           12,510,724
                                                                                  ------------------    ------------------
              Net increase (decrease) in net assets resulting from operations .           (8,971,274)           11,936,084
                                                                                  ------------------    ------------------

From unitholder transactions
    Proceeds from units issued ................................................            9,169,873            15,306,030
    Cost of units redeemed ....................................................           (3,590,021)           (9,129,116)
                                                                                  ------------------    ------------------
              Net increase in net assets resulting from unitholder transactions            5,579,852             6,176,914
                                                                                  ------------------    ------------------
              Net increase (decrease) in net assets ...........................           (3,391,422)           18,112,998
Net Assets
    Beginning of period .......................................................          424,206,852           402,702,432
                                                                                  ------------------    ------------------
    End of period .............................................................   $      420,815,430    $      420,815,430
                                                                                  ==================    ==================

Number of units
    Outstanding-beginning of period ...........................................           12,639,216            12,621,390
        Issued ................................................................              275,474               462,141
        Redeemed ..............................................................             (108,271)             (277,112)
                                                                                  ------------------    ------------------

    Outstanding-end of period .................................................           12,806,419            12,806,419
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

         American Bar Association Members/ State Street Collective Trust
                                Index Equity Fund
                              Financial Highlights
                                    Unaudited

                 (For a unit outstanding throughout the period)

                                                        For the period        For the period
                                                       April 1, 2006 to      January 1, 2006 to
                                                         June 30, 2006         June 30, 2006
                                                      ------------------     ------------------
Investment income+(a) .............................   $             0.00     $             0.00
Net expenses(+)++ .................................                (0.05)                 (0.09)
                                                      ------------------     ------------------
Net investment loss ...............................                (0.05)                 (0.09)
Net realized and unrealized gain (loss) ...........                (0.65)                  1.04
                                                      ------------------     ------------------
Net increase (decrease) in unit value .............                (0.70)                  0.95
Net asset value at beginning of period ............                33.56                  31.91
                                                      ------------------     ------------------
Net asset value at end of period ..................   $            32.86     $            32.86
                                                      ==================     ==================

Ratio of net expenses to average net assets*++ ....                 0.55%                  0.55%
Ratio of net investment loss to average net assets*                (0.54)%                (0.54)%
Portfolio turnover**+++ ...........................                    1%                     4%
Total return** ....................................                (2.09)%                 2.98%
Net assets at end of period (in thousands) ........   $          420,815     $          420,815


-------------
*     Annualized.
**    Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
+++ With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)   Amounts less than $0.005 per unit are rounded to zero.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                             Intermediate Bond Fund
                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                            June 30, 2006
                                                                                            -------------
                                     Assets

Investments, at value (cost $489,475,410) ................................................   $ 480,889,221 (a)
Investments in affiliated issuers, at value (cost $103,318,195) ..........................    103,318,195
Foreign currency, at value (cost $237,389) ...............................................        239,574
Cash .....................................................................................            425
Receivable for investments sold ..........................................................     67,880,781
Interest receivable ......................................................................      2,070,721
Swap contracts, at value .................................................................        714,607
Receivable for fund units sold ...........................................................        262,675
Receivable for futures variation margin ..................................................        232,945
Gross unrealized appreciation of forward currency exchange contracts .....................        101,859
                                                                                             ------------
  Total assets ...........................................................................    655,711,003
                                                                                             ------------
                                   Liabilities
Payable for investments purchased ........................................................    111,141,680
Payable for collateral received on securities loaned .....................................     90,123,000
Swap contracts, at value .................................................................      4,045,564
State Street Bank and Trust Company--program fee payable .................................        123,424
Investment advisory fee payable ..........................................................        100,505
Trustee, management and administration fees payable ......................................         34,569
Payable for fund units redeemed ..........................................................         23,215
Gross unrealized depreciation of forward currency exchange contracts .....................         22,747
ABA Retirement Funds--program fee payable ................................................         16,110
Other accruals ...........................................................................         69,269
                                                                                             ------------
  Total liabilities ......................................................................    205,700,083
                                                                                             ------------
Net Assets  (equivalent to $18.98 per unit based on 23,708,981 units outstanding) ........   $450,010,920
                                                                                             ============

(a)   Includes securities on loan with a value of $88,301,111.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                             Intermediate Bond Fund
                             Statement of Operations
                                    Unaudited

                                                                                    For the period      For the period
                                                                                     April 1, 2006     January 1, 2006
                                                                                   to June 30, 2006    to June 30, 2006
                                                                                   ------------------------------------
Investment income
    Dividends ..................................................................   $         41,660    $         83,319
    Interest - unaffiliated issuers ............................................          5,645,659          10,901,234
    Securities lending income ..................................................             10,676              25,178
                                                                                   ----------------    ----------------
                 Total investment income .......................................          5,697,995          11,009,731
                                                                                   ----------------    ----------------
Expenses
    Investment advisory fee ....................................................            305,989             610,004
    State Street Bank and Trust Company---program fee ..........................            375,595             744,099
    ABA Retirement Funds---program fee .........................................             48,392              96,457
    Trustee, management and administration fees ................................            103,852             207,350
    Reports to unitholders .....................................................             17,128              35,029
    Legal and audit fees .......................................................             28,112              57,492
    Compliance consultant fees .................................................             33,667              68,853
    Registration fees ..........................................................              3,652               7,468
    Other fees .................................................................             14,047              28,727
                                                                                   ----------------    ----------------
                 Total expenses ................................................            930,434           1,855,479
                                                                                   ----------------    ----------------
Net investment income ..........................................................          4,767,561           9,154,252
                                                                                   ----------------    ----------------
Net realized and unrealized gain (loss)
    Net realized gain (loss) on:
           Investments .........................................................         (5,640,029)           (781,370)
           Foreign currency transactions and forward currency exchange contracts            550,155             681,201
           Swap contracts ......................................................         (2,183,559)         (2,156,742)
           Written options .....................................................             (4,584)             (7,176)
           Futures contracts ...................................................         (1,899,855)         (3,091,497)
                                                                                   ----------------    ----------------
                 Net realized (loss) ...........................................         (9,177,872)         (5,355,584)
                                                                                   ----------------    ----------------
    Change in net unrealized appreciation (depreciation) on:
           Investments .........................................................          2,600,026          (6,443,676)
           Foreign currency transactions and forward currency exchange contracts             91,929             182,379
           Written options .....................................................            (47,586)            (21,603)
           Futures contracts ...................................................           (303,224)         (1,619,193)
           Swap contracts ......................................................            841,413            (205,717)
                                                                                   ----------------    ----------------
                 Change in net unrealized appreciation (depreciation) ..........          3,182,558          (8,107,810)
                                                                                   ----------------    ----------------

                 Net realized and unrealized loss ..............................         (5,995,314)        (13,463,394)
                                                                                   ----------------    ----------------
Net decrease in net assets resulting from operations ...........................   $     (1,227,753)   $     (4,309,142)
                                                                                   ================    ================

         The accompanying notes are an integral part of these unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                             Intermediate Bond Fund
                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                               For the period      For the period
                                                                                              April 1, 2006 to   January 1, 2006 to
                                                                                               June 30, 2006       June 30, 2006
                                                                                              -------------------------------------
From operations
    Net investment income .................................................................   $      4,767,561    $      9,154,252
    Net realized loss .....................................................................         (9,177,872)         (5,355,584)
    Change in net unrealized appreciation (depreciation) ..................................          3,182,558          (8,107,810)
                                                                                              ----------------    ----------------
              Net decrease in net assets resulting from operations ........................         (1,227,753)         (4,309,142)
                                                                                              ----------------    ----------------
From unitholder transactions
    Proceeds from units issued ............................................................          1,397,448           8,298,120
    Cost of units redeemed ................................................................         (5,058,980)         (8,022,633)
                                                                                              ----------------    ----------------
              Net increase (decrease)  in net assets resulting from unitholder transactions         (3,661,532)            275,487
                                                                                              ----------------    ----------------
              Net decrease in net assets ..................................................         (4,889,285)         (4,033,655)
Net Assets
    Beginning of period ...................................................................        454,900,205         454,044,575
                                                                                              ----------------    ----------------
    End of period .........................................................................   $    450,010,920    $    450,010,920
                                                                                              ================    ================

Number of units
    Outstanding-beginning of period .......................................................         23,901,905          23,695,486
        Issued ............................................................................             73,213             434,131
        Redeemed ..........................................................................           (266,137)           (420,636)
                                                                                              ----------------    ----------------

    Outstanding-end of period .............................................................         23,708,981          23,708,981
                                                                                              ================    ================


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

                                                         For the period       For the period
                                                        April 1, 2006 to     January 1, 2006 to
                                                          June 30, 2006         June 30, 2006
                                                        ---------------------------------------
Investment income+ ..................................   $            0.24     $            0.46
Net expenses(+)++ ...................................               (0.04)                (0.08)
                                                        -----------------     -----------------
Net investment income ...............................                0.20                  0.38
Net realized and unrealized loss ....................               (0.25)                (0.56)
                                                        -----------------     -----------------
Net decrease in unit value ..........................               (0.05)                (0.18)
Net asset value at beginning of period ..............               19.03                 19.16
                                                        -----------------     -----------------
Net asset value at end of period ....................   $           18.98     $           18.98
                                                        =================     =================

Ratio of net expenses to average net assets*++ ......                0.82%                 0.82%
Ratio of net investment income to average net assets*                4.22%                 4.06%
Portfolio turnover** ................................                  91%                  197%
Total return** ......................................               (0.26)%               (0.94)%
Net assets at end of period (in thousands) ..........   $         450,011     $         450,011


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

         American Bar Association Members/ State Street Collective Trust
                            International Equity Fund
                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                    June 30, 2006
                                                                                  ------------------
                                     Assets
  Investments, at value (cost $177,979,413) ...................................    $     237,130,958 (a)
  Investments in affilated issuers, at value (cost $44,855,575) ...............           44,855,575
  Foreign currency, at value (cost $616,417) ..................................              623,804
  Receivable for fund units sold ..............................................              669,686
  Dividends receivable ........................................................              396,089
  Receivable for investments sold .............................................              285,436
  Tax reclaims receivable .....................................................              151,043
                                                                                  ------------------
    Total assets ..............................................................          284,112,591
                                                                                  ------------------
                                  Liabilities
  Due to custodian ............................................................              639,023
  Payable for collateral received on securities loaned ........................           39,765,995
  Payable for investments purchased ...........................................              683,673
  Investment advisory fee payable .............................................              109,158
  State Street Bank and Trust Company--program fee payable ....................               64,007
  Trustee, management and administration fees payable .........................               17,908
  ABA Retirement Funds--program fee payable ...................................                8,332
  Tax withholding payable .....................................................                4,613
  Other accruals ..............................................................               35,351
                                                                                  ------------------
    Total liabilities .........................................................           41,328,060
                                                                                  ------------------
Net Assets  (equivalent to $27.41 per unit based on 8,857,300 units outstanding)  $      242,784,531
                                                                                  ==================

(a)   Includes securities on loan with a value of $37,884,694.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                            International Equity Fund
                             Statement of Operations
                                    Unaudited

                                                                                      For the period       For the period
                                                                                     April 1, 2006 to     January 1, 2006 to
                                                                                       June 30, 2006        June 30, 2006
                                                                                    ----------------------------------------
Investment income
    Dividends (net of foreign tax expense of $263,481 and $287,728, respectively)   $        2,716,238    $        4,044,765
    Dividends- affiliated issuers ...............................................               64,026               136,698
    Securities lending income, net ..............................................               48,828                66,082
                                                                                    ------------------    ------------------
                 Total investment income ........................................            2,829,092             4,247,545
                                                                                    ------------------    ------------------
Expenses
    Investment advisory fee .....................................................              340,067               653,859
    State Street Bank and Trust Company--program fee ............................              200,387               379,599
    ABA Retirement Funds--program fee ...........................................               25,817                49,198
    Trustee, management and administration fees .................................               55,408               105,754
    Reports to unitholders ......................................................                9,137                17,825
    Legal and audit fees ........................................................               14,996                29,255
    Compliance consulatant fees .................................................               17,959                35,034
    Registration fees ...........................................................                1,948                 3,800
    Other fees ..................................................................                7,492                14,619
                                                                                    ------------------    ------------------
                 Total expenses .................................................              673,211             1,288,943
                                                                                    ------------------    ------------------
Net investment income ...........................................................            2,155,881             2,958,602
                                                                                    ------------------    ------------------
Net realized and unrealized gain (loss)
    Net realized gain on:
           Investment securities ................................................            3,335,360            10,797,526
           Foreign currency .....................................................               40,803                60,924
                                                                                    ------------------    ------------------
                 Net realized gain ..............................................            3,376,163            10,858,450
                                                                                    ------------------    ------------------
    Change in net unrealized appreciation (depreciation) on:
           Investment securities ................................................           (6,452,735)            7,176,989
           Foreign currency .....................................................               10,147                23,527
                                                                                    ------------------    ------------------
           Change in net unrealized appreciation (depreciation) .................           (6,442,588)            7,200,516
                                                                                    ------------------    ------------------

                 Net realized and unrealized gain (loss) ........................           (3,066,425)           18,058,966
                                                                                    ------------------    ------------------
Net increase (decrease) in net assets resulting from operations .................   $         (910,544)   $       21,017,568
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

         American Bar Association Members/ State Street Collective Trust
                            International Equity Fund
                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                    For the period         For the period
                                                                                   April 1, 2006 to     January 1, 2006 to
                                                                                     June 30, 2006         June 30, 2006
                                                                                  ------------------    ------------------
From operations
    Net investment income .....................................................   $        2,155,881    $        2,958,602
    Net realized gain .........................................................            3,376,163            10,858,450
    Change in net unrealized appreciation (depreciation) ......................           (6,442,588)            7,200,516
                                                                                  ------------------    ------------------
              Net increase (decrease) in net assets resulting from operations .             (910,544)           21,017,568
                                                                                  ------------------    ------------------

From unitholder transactions
    Proceeds from units issued ................................................           12,618,875            24,793,668
    Cost of units redeemed ....................................................           (2,758,389)           (5,132,911)
                                                                                  ------------------    ------------------
              Net increase in net assets resulting from unitholder transactions            9,860,486            19,660,757
                                                                                  ------------------    ------------------
              Net increase in net assets ......................................            8,949,942            40,678,325
Net Assets
    Beginning of period .......................................................          233,834,589           202,106,206
                                                                                  ------------------    ------------------
    End of period .............................................................   $      242,784,531    $      242,784,531
                                                                                  ==================    ==================

Number of units
    Outstanding-beginning of period ...........................................            8,510,919             8,133,807
        Issued ................................................................              449,818               916,218
        Redeemed ..............................................................             (103,437)             (192,725)
                                                                                  ------------------    ------------------

    Outstanding-end of period .................................................            8,857,300             8,857,300
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

         American Bar Association Members/ State Street Collective Trust
                            International Equity Fund
                              Financial Highlights
                                    Unaudited


                 (For a unit outstanding throughout the period)

                                                          For the period        For the period
                                                         April 1, 2006 to      January 1, 2006 to
                                                          June 30, 2006          June 30, 2006
                                                        ------------------     ------------------
Investment income+ ..................................   $             0.32     $             0.50
Net expenses(+)++ ...................................                (0.08)                 (0.15)
                                                        ------------------     ------------------
Net investment income ...............................                 0.24                   0.35
Net realized and unrealized gain (loss) .............                (0.30)                  2.21
                                                        ------------------     ------------------
Net increase (decrease) in unit value ...............                (0.06)                  2.56
Net asset value at beginning of period ..............                27.47                  24.85
                                                        ------------------     ------------------
Net asset value at end of period ....................   $            27.41     $            27.41
                                                        ==================     ==================

Ratio of net expenses to average net assets*++ ......                 1.12%                  1.12%
Ratio of net investment income to average net assets*                 3.57%                  2.57%
Portfolio turnover** ................................                    7%                    18%
Total return** ......................................                (0.22)%                10.30%
Net assets at end of period (in thousands) ..........   $          242,785     $          242,785


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

         American Bar Association Members/ State Street Collective Trust
                          Large-Cap Growth Equity Fund
                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                      June 30, 2006
                                                                                    ------------------
                                     Assets
  Investments, at value (cost $471,039,620) .....................................    $     512,674,992 (a)
  Investments in affiliated issuers, at value (cost $199,978,279) ...............          263,398,245
  Cash ..........................................................................                  694
  Receivable for investments sold ...............................................            2,425,752
  Dividends and interest receivable .............................................              432,517
                                                                                    ------------------
    Total assets ................................................................          778,932,200
                                                                                    ------------------
                                  Liabilities
  Payable for collateral received on securities loaned ..........................           18,061,444
  Payable for investments purchased .............................................            1,945,563
  Investment advisory fee payable ...............................................              222,193
  State Street Bank and Trust Company--program fee payable ......................              204,902
  Payable for fund units redeemed ...............................................               85,967
  Trustee, management and administration fees payable ...........................               57,480
  ABA Retirement Funds--program fee payable .....................................               26,768
  Other accruals ................................................................              118,766
                                                                                     ------------------
    Total liabilities ...........................................................           20,723,083
                                                                                    ------------------
Net Assets  (equivalent to $49.05 per unit based on 15,456,467 units outstanding)   $      758,209,117
                                                                                    ==================

(a)   Includes securities on loan with a value of $17,653,846.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                          Large-Cap Growth Equity Fund
                             Statement of Operations
                                    Unaudited

                                                                                   For the period       For the period
                                                                                  April 1, 2006 to    January 1, 2006 to
                                                                                    June 30, 2006        June 30, 2006
                                                                                 ----------------------------------------
Investment income
    Dividends (net of foreign tax expense of $3,694 and $6,425, respectively.)   $        1,421,806    $        3,026,461
    Dividends- affiliated issuers ............................................              162,367               273,959
    Securities lending income, net ...........................................                8,517                18,705
                                                                                 ------------------    ------------------
                 Total investment income .....................................            1,592,690             3,319,125
                                                                                 ------------------    ------------------
Expenses
    Investment advisory fee ..................................................              386,980               744,934
    State Street Bank and Trust Company--program fee .........................              644,406             1,294,396
    ABA Retirement Funds--program fee ........................................               83,033               167,814
    Trustee, management and administration fees ..............................              178,207               360,767
    Reports to unitholders ...................................................               29,387                60,956
    Legal and audit fees .....................................................               48,232               100,046
    Compliance consultant fees ...............................................               57,763               119,816
    Registration fees ........................................................                6,265                12,995
    Other fees ...............................................................               24,098                49,989
                                                                                 ------------------    ------------------
                 Total expenses ..............................................            1,458,371             2,911,713
                                                                                 ------------------    ------------------
Net investment income ........................................................              134,319               407,412
                                                                                 ------------------    ------------------
Net realized and unrealized gain (loss) on investments
    Net realized gain- unaffiliated issuers ..................................            2,142,657            51,421,972
    Net realized gain- affiliated issuers ....................................            2,100,717             5,398,592
                                                                                 ------------------    ------------------
                 Net realized gain ...........................................            4,243,374            56,820,564
                                                                                 ------------------    ------------------

    Change in net unrealized appreciation (depreciation) on investments ......          (32,648,333)          (60,955,675)
                                                                                 ------------------    ------------------

                 Net realized and unrealized loss ............................          (28,404,959)           (4,135,111)
                                                                                 ------------------    ------------------
Net decrease in net assets resulting from operations .........................   $      (28,270,640)   $       (3,727,699)
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

         American Bar Association Members/ State Street Collective Trust
                          Large-Cap Growth Equity Fund
                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                    For the period        For the period
                                                                                   April 1, 2006 to     January 1, 2006 to
                                                                                     June 30, 2006        June 30, 2006
                                                                                  ------------------    ------------------
From operations
    Net investment income .....................................................   $          134,319    $          407,412
    Net realized gain .........................................................            4,243,374            56,820,564
    Change in net unrealized appreciation (depreciation) on investments .......          (32,648,333)          (60,955,675)
                                                                                  ------------------    ------------------
              Net decrease in net assets resulting from operations ............          (28,270,640)           (3,727,699)
                                                                                  ------------------    ------------------

From unitholder transactions
    Proceeds from units issued ................................................            4,851,248            11,437,313
    Cost of units redeemed ....................................................          (20,142,774)          (39,126,192)
                                                                                  ------------------    ------------------
              Net decrease in net assets resulting from unitholder transactions          (15,291,526)          (27,688,879)
                                                                                  ------------------    ------------------
              Net decrease in net assets ......................................          (43,562,166)          (31,416,578)
Net Assets
    Beginning of period .......................................................          801,771,283           789,625,695
                                                                                  ------------------    ------------------
    End of period .............................................................   $      758,209,117    $      758,209,117
                                                                                  ==================    ==================

Number of units
    Outstanding-beginning of period ...........................................           15,763,462            16,007,462
        Issued ................................................................               96,351               226,500
        Redeemed ..............................................................             (403,346)             (777,495)
                                                                                  ------------------    ------------------

    Outstanding-end of period .................................................           15,456,467            15,456,467
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

         American Bar Association Members/ State Street Collective Trust
                          Large-Cap Growth Equity Fund
                              Financial Highlights
                                    Unaudited

                 (For a unit outstanding throughout the period)

                                                         For the period          For the period
                                                        April 1, 2006 to       January 1, 2006 to
                                                          June 30, 2006           June 30, 2006
                                                        ------------------     ------------------

Investment income+ ..................................   $             0.10     $             0.21
Net expenses(+)++ ...................................                (0.09)                 (0.18)
                                                        ------------------     ------------------
Net investment income ...............................                 0.01                   0.03
Net realized and unrealized loss ....................                (1.82)                 (0.31)
                                                        ------------------     ------------------
Net decrease in unit value ..........................                (1.81)                 (0.28)
Net asset value at beginning of period ..............                50.86                  49.33
                                                        ------------------     ------------------
Net asset value at end of period ....................   $            49.05     $            49.05
                                                        ==================     ==================

Ratio of net expenses to average net assets*++ ......                 0.75%                  0.74%
Ratio of net investment income to average net assets*                 0.07%                  0.10%
Portfolio turnover**+++ .............................                    8%                    42%
Total return** ......................................                (3.56)%                (0.57)%
Net assets at end of period (in thousands) ..........   $          758,209     $          758,209


-----------------
*     Annualized.
**    Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
+++ With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                           Large-Cap Value Equity Fund
                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                      June 30, 2006
                                                                                    ------------------
                                     Assets
  Investments, at value (cost $248,693,297) .....................................    $     300,312,236 (a)
  Investments in affiliated issuers, at value (cost $87,747,160) ................          114,871,526
  Cash ..........................................................................                  293
  Receivable for investments sold ...............................................            2,150,459
  Dividends and interest receivable .............................................              387,821
                                                                                    ------------------
    Total assets ................................................................          417,722,335
                                                                                    ------------------
                                  Liabilities
  Payable for collateral received on securities loaned ..........................           13,295,194
  Payable for investments purchased .............................................            1,799,247
  Payable for fund units redeemed ...............................................              382,438
  State Street Bank and Trust Company--program fee payable ......................              108,550
  Investment advisory fee payable ...............................................               63,718
  Trustee, management and administration fees payable ...........................               30,390
  ABA Retirement Funds--program fee payable .....................................               14,151
  Other accruals ................................................................               60,964
                                                                                    ------------------
    Total liabilities ...........................................................           15,754,652
                                                                                    ------------------
Net Assets  (equivalent to $38.59 per unit based on 10,417,644 units outstanding)   $      401,967,683
                                                                                    ==================

(a)   Includes securities on loan with a value of $12,985,291.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                           Large-Cap Value Equity Fund
                             Statement of Operations
                                    Unaudited

                                                                                     For the period       For the period
                                                                                    April 1, 2006 to    January 1, 2006 to
                                                                                      June 30, 2006        June 30, 2006
                                                                                   ----------------------------------------
Investment income
    Dividends (net of foreign tax expense of $4,370, and $4,432, respectively) .   $        1,776,769    $        3,495,569
    Dividends- affiliated issuers ..............................................               97,987               157,967
    Securities lending income, net .............................................                7,966                13,401
                                                                                   ------------------    ------------------
                 Total investment income .......................................            1,882,722             3,666,937
                                                                                   ------------------    ------------------
Expenses
    Investment advisory fee ....................................................              195,378               386,118
    State Street Bank and Trust Company--program fee ...........................              334,867               655,003
    ABA Retirement Funds--program fee ..........................................               43,143                84,905
    Trustee, management and administration fees ................................               92,593               182,519
    Reports to unitholders .....................................................               15,270                30,813
    Legal and audit fees .......................................................               25,062                50,572
    Compliance consultant fees .................................................               30,015                60,564
    Registration fees ..........................................................                3,255                 6,569
    Other fees .................................................................               12,522                25,268
                                                                                   ------------------    ------------------
                 Total expenses ................................................              752,105             1,482,331
                                                                                   ------------------    ------------------
Net investment income ..........................................................            1,130,617             2,184,606
                                                                                   ------------------    ------------------

Net realized and unrealized gain (loss)
    Net realized gain on:
           Investments- unaffiliated issuers ...................................            5,970,344            14,058,257
           Investments- affiliated issuers .....................................              644,680             2,064,906
                                                                                   ------------------    ------------------
                 Net realized gain .............................................            6,615,024            16,123,163
                                                                                   ------------------    ------------------

    Change in net unrealized appreciation (depreciation) on:
           Investments .........................................................           (5,819,552)            5,086,735
                                                                                   ------------------    ------------------
           Change in net unrealized appreciation (depreciation) ................           (5,819,552)            5,086,735
                                                                                   ------------------    ------------------

                 Net realized and unrealized gain ..............................              795,472            21,209,898
                                                                                   ------------------    ------------------
Net increase in net assets resulting from operations ...........................   $        1,926,089    $       23,394,504
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

         American Bar Association Members/ State Street Collective Trust
                           Large-Cap Value Equity Fund
                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                    For the period        For the period
                                                                                   April 1, 2006 to     January 1, 2006 to
                                                                                    June 30, 2006         June 30, 2006
                                                                                  ------------------    ------------------
From operations
    Net investment income .....................................................   $        1,130,617    $        2,184,606
    Net realized gain .........................................................            6,615,024            16,123,163
    Change in net unrealized appreciation (depreciation) on investments .......           (5,819,552)            5,086,735
                                                                                  ------------------    ------------------
              Net increase in net assets resulting from operations ............            1,926,089            23,394,504
                                                                                  ------------------    ------------------

From unitholder transactions
    Proceeds from units issued ................................................            5,799,606            10,823,271
    Cost of units redeemed ....................................................           (7,923,104)          (15,021,888)
                                                                                  ------------------    ------------------
              Net decrease in net assets resulting from unitholder transactions           (2,123,498)           (4,198,617)
                                                                                  ------------------    ------------------
              Net increase (decrease) in net assets ...........................             (197,409)           19,195,887
Net Assets
    Beginning of period .......................................................          402,165,092           382,771,796
                                                                                  ------------------    ------------------
    End of period .............................................................   $      401,967,683    $      401,967,683
                                                                                  ==================    ==================

Number of units
    Outstanding-beginning of period ...........................................           10,472,644            10,529,361
        Issued ................................................................              149,745               281,983
        Redeemed ..............................................................             (204,745)             (393,700)
                                                                                  ------------------    ------------------

    Outstanding-end of period .................................................           10,417,644            10,417,644
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

                                                         For the period         For the period
                                                        April 1, 2006 to       January 1, 2006 to
                                                          June 30, 2006          June 30, 2006
                                                        ------------------     ------------------

Investment income+ ..................................   $             0.18     $             0.35
Net expenses(+)++ ...................................                (0.07)                 (0.14)
                                                        ------------------     ------------------
Net investment income ...............................                 0.11                   0.21
Net realized and unrealized gain ....................                 0.08                   2.03
                                                        ------------------     ------------------
Net increase in unit value ..........................                 0.19                   2.24
Net asset value at beginning of period ..............                38.40                  36.35
                                                        ------------------     ------------------
Net asset value at end of period ....................   $            38.59     $            38.59
                                                        ==================     ==================

Ratio of net expenses to average net assets*++ ......                 0.75%                  0.75%
Ratio of net investment income to average net assets*                 1.12%                  1.10%
Portfolio turnover**+++ .............................                    5%                     9%
Total return** ......................................                 0.49%                  6.16%
Net assets at end of period (in thousands) ..........   $          401,968     $          401,968


---------------
*     Annualized.
**    Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
+++ With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Growth Equity Fund
                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                     June 30, 2006
                                                                                   ------------------
                                     Assets
  Investments, at value (cost $100,028,983) ....................................   $      112,258,575 (a)
  Investments in affiliated issuers, at value (cost $30,832,355) ...............           30,832,355
  Cash .........................................................................                  161
  Receivable for investments sold ..............................................            3,412,928
  Receivable for fund units sold ...............................................              180,219
  Dividends and interest receivable ............................................               39,087
                                                                                   ------------------
  Total assets .................................................................          146,723,325
                                                                                   ------------------
                                  Liabilities
  Payable for collateral received on securities loaned .........................           26,986,478
  Payable for investments purchased ............................................            3,848,851
  Investment advisory fee payable ..............................................              176,771
  State Street Bank and Trust Company--program fee payable .....................               30,386
  Trustee, management and administration fees payable ..........................                8,502
  ABA Retirement Funds--program fee payable ....................................                3,960
  Other accruals ...............................................................               16,579
                                                                                   ------------------
  Total liabilities ............................................................           31,071,527
                                                                                   ------------------
Net Assets  (equivalent to $21.95 per unit based on 5,269,735 units outstanding)   $      115,651,798
                                                                                   ==================

(a)   Includes securities on loan with a value of $26,313,621.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Growth Equity Fund
                             Statement of Operations
                                    Unaudited

                                                                    For the period        For the period
                                                                   April 1, 2006 to     January 1, 2006 to
                                                                     June 30, 2006        June 30, 2006
                                                                  ----------------------------------------
Investment income
    Dividends .................................................   $          104,426    $          495,558
    Dividends--affiliated issuer ..............................               55,383                97,985
    Securities lending income, net ............................               16,026                28,038
                                                                  ------------------    ------------------
                 Total investment income ......................              175,835               621,581
                                                                  ------------------    ------------------
Expenses
    Investment advisory fee ...................................              176,771               335,418
    State Street Bank and Trust Company--program fee ..........               95,448               179,044
    ABA Retirement Funds--program fee .........................               12,297                23,204
    Trustee, management and administration fees ...............               26,391                49,877
    Reports to unitholders ....................................                4,352                 8,396
    Legal and audit fees ......................................                7,143                13,780
    Compliance consultant fees ................................                8,553                16,501
    Registration fees .........................................                  928                 1,790
    Other fees ................................................                3,571                 6,885
                                                                  ------------------    ------------------
                 Total expenses ...............................              335,454               634,895
                                                                  ------------------    ------------------
Net investment loss ...........................................             (159,619)              (13,314)
                                                                  ------------------    ------------------
Net realized and unrealized gain (loss) on investments
    Net realized gain on:
           Investments ........................................            2,846,947             5,087,177
                                                                  ------------------    ------------------
    Change in net unrealized appreciation (depreciation) on:
           Investments ........................................          (11,448,924)           (2,539,339)
                                                                  ------------------    ------------------

                 Net realized and unrealized gain (loss) ......           (8,601,977)            2,547,838
                                                                  ------------------    ------------------
Net increase (decrease) in net assets resulting from operations   $       (8,761,596)   $        2,534,524
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

         American Bar Association Members/ State Street Collective Trust
                           Mid-Cap Growth Equity Fund
                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                    For the period       For the period
                                                                                   April 1, 2006 to     January 1, 2006 to
                                                                                    June 30, 2006         June 30, 2006
                                                                                  ------------------    ------------------
From operations
    Net investment loss .......................................................   $         (159,619)   $          (13,314)
    Net realized gain .........................................................            2,846,947             5,087,177
    Change in net unrealized appreciation (depreciation) on investments .......          (11,448,924)           (2,539,339)
                                                                                  ------------------    ------------------
              Net increase (decrease) in net assets resulting from operations .           (8,761,596)            2,534,524
                                                                                  ------------------    ------------------

From unitholder transactions
    Proceeds from units issued ................................................           17,702,078            28,504,629
    Cost of units redeemed ....................................................           (4,843,321)           (6,427,231)
                                                                                  ------------------    ------------------
              Net increase in net assets resulting from unitholder transactions           12,858,757            22,077,398
                                                                                  ------------------    ------------------
              Net increase in net assets ......................................            4,097,161            24,611,922
Net Assets
    Beginning of period .......................................................          111,554,637            91,039,876
                                                                                  ------------------    ------------------
    End of period .............................................................   $      115,651,798    $      115,651,798
                                                                                  ==================    ==================

Number of units
    Outstanding-beginning of period ...........................................            4,735,321             4,324,917
        Issued ................................................................              758,541             1,238,529
        Redeemed ..............................................................             (224,127)             (293,711)
                                                                                  ------------------    ------------------

    Outstanding-end of period .................................................            5,269,735             5,269,735
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

                                                       For the period          For the period
                                                      April 1, 2006 to       January 1, 2006 to
                                                        June 30, 2006           June 30, 2006
                                                      ------------------     ------------------
Investment income+ ................................   $             0.03     $             0.13
Net expenses(+)++ .................................                (0.07)                 (0.13)
                                                      ------------------     ------------------
Net investment loss ...............................                (0.04)                  0.00 (a)
Net realized and unrealized gain (loss) ...........                (1.57)                  0.90
                                                      ------------------     ------------------
Net increase (decrease) in unit value .............                (1.61)                  0.90
Net asset value at beginning of period ............                23.56                  21.05
                                                      ------------------     ------------------
Net asset value at end of period ..................   $            21.95     $            21.95
                                                      ==================     ==================

Ratio of net expenses to average net assets*++ ....                 1.17%                  1.17%
Ratio of net investment loss to average net assets*                (0.56)%                (0.02)%
Portfolio turnover** ..............................                   39%                    61%
Total return** ....................................                (6.83)%                 4.28%
Net assets at end of period (in thousands) ........   $          115,652     $          115,652


---------------
*     Annualized.
**    Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
(a)   Less than $.005 per unit.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                            Mid-Cap Value Equity Fund
                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                    June 30, 2006
                                                                                   ----------------
                                     Assets

  Investments, at value (cost $60,094,150) .....................................   $     64,262,933 (a)
  Investments in affiliated issuers, at value (cost $9,904,295) ................          9,904,295
  Cash .........................................................................                234
  Receivable for fund units sold ...............................................            121,262
  Dividends and interest receivable ............................................             84,955
                                                                                   ----------------
  Total assets .................................................................         74,373,679
                                                                                   ----------------
                                  Liabilities
  Payable for collateral received on securities loaned .........................          8,538,851
  Payable for investments purchased ............................................             58,614
  Payable for fund units redeemed ..............................................              7,955
  Investment advisory fee payable ..............................................             31,005
  State Street Bank and Trust Company--program fee payable .....................             17,904
  Trustee, management and administration fees payable ..........................              5,008
  ABA Retirement Funds--program fee payable ....................................              2,326
  Other accruals ...............................................................             10,148
                                                                                   ----------------
  Total liabilities ............................................................          8,671,811
                                                                                   ----------------
Net Assets  (equivalent to $14.75 per unit based on 4,453,338 units outstanding)   $     65,701,868
                                                                                   ================


(a)   Includes securities on loan with a value of $8,290,286.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                            Mid-Cap Value Equity Fund
                             Statement of Operations
                                    Unaudited

                                                                                 For the period         For the period
                                                                                April 1, 2006 to      January 1, 2006 to
                                                                                  June 30, 2006          June 30, 2006
                                                                                ----------------------------------------
Investment income
    Dividends (net of foreign tax expense of $1,045 and $1,813, respectively)   $          197,067    $          399,069
    Dividends- affiliated issuers ...........................................               17,605                34,635
    Securities lending income, net ..........................................                6,765                 8,696
                                                                                ------------------    ------------------
                 Total investment income ....................................              221,437               442,400
                                                                                ------------------    ------------------
Expenses
    Investment advisory fee .................................................               95,776               190,976
    State Street Bank and Trust Company--program fee ........................               55,343               109,695
    ABA Retirement Funds--program fee .......................................                7,130                14,220
    Trustee, management and administration fees .............................               15,304                30,570
    Reports to unitholders ..................................................                2,524                 5,164
    Compliance consultant fees ..............................................                4,961                10,149
    Legal and audit fees ....................................................                4,142                 8,474
    Registration fees .......................................................                  538                 1,101
    Other fees ..............................................................                2,070                 4,235
                                                                                ------------------    ------------------
                 Total expenses .............................................              187,788               374,584
                                                                                ------------------    ------------------
Net investment income .......................................................               33,649                67,816
                                                                                ------------------    ------------------
Net realized and unrealized gain (loss) on investments
    Net realized gain on:
           Investments ......................................................            1,221,715             2,671,527
    Change in net unrealized appreciation (depreciation) on:
           Investments ......................................................           (3,240,534)           (3,048,726)
                                                                                ------------------    ------------------
                 Net realized and unrealized loss ...........................           (2,018,819)             (377,199)
                                                                                ------------------    ------------------
Net decrease in net assets resulting from operations ........................   $       (1,985,170)   $         (309,383)
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

         American Bar Association Members/ State Street Collective Trust
                            Mid-Cap Value Equity Fund
                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                    For the period        For the period
                                                                                   April 1, 2006 to     January 1, 2006 to
                                                                                    June 30, 2006         June 30, 2006
                                                                                  ------------------    ------------------
From operations
    Net investment income .....................................................   $           33,649    $           67,816
    Net realized gain .........................................................            1,221,715             2,671,527
    Change in net unrealized appreciation (depreciation) on investments .......           (3,240,534)           (3,048,726)
                                                                                  ------------------    ------------------
              Net decrease in net assets resulting from operations ............           (1,985,170)             (309,383)
                                                                                  ------------------    ------------------

From unitholder transactions
    Proceeds from units issued ................................................            2,970,771             5,163,479
    Cost of units redeemed ....................................................           (3,336,722)           (5,293,552)
                                                                                  ------------------    ------------------
              Net decrease in net assets resulting from unitholder transactions             (365,951)             (130,073)
                                                                                  ------------------    ------------------
              Net decrease in net assets ......................................           (2,351,121)             (439,456)
Net Assets
    Beginning of period .......................................................           68,052,989            66,141,324
                                                                                  ------------------    ------------------
    End of period .............................................................   $       65,701,868    $       65,701,868
                                                                                  ==================    ==================

Number of units
    Outstanding-beginning of period ...........................................            4,476,865             4,461,597
        Issued ................................................................              197,431               342,422
        Redeemed ..............................................................             (220,958)             (350,681)
                                                                                  ------------------    ------------------

    Outstanding-end of period .................................................            4,453,338             4,453,338
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

                                                          For the period         For the period
                                                         April 1, 2006 to      January 1, 2006 to
                                                           June 30, 2006         June 30, 2006
                                                        ------------------     ------------------
Investment income+ ..................................   $             0.05     $             0.10
Net expenses(+)++ ...................................                (0.04)                 (0.08)
                                                        ------------------     ------------------
Net investment income ...............................                 0.01                   0.02
Net realized and unrealized loss ....................                (0.46)                 (0.09)
                                                        ------------------     ------------------
Net decrease in unit value ..........................                (0.45)                 (0.07)
Net asset value at beginning of period ..............                15.20                  14.82
                                                        ------------------     ------------------
Net asset value at end of period ....................   $            14.75     $            14.75
                                                        ==================     ==================

Ratio of net expenses to average net assets*++ ......                 1.13%                  1.13%
Ratio of net investment income to average net assets*                 0.20%                  0.20%
Portfolio turnover** ................................                    9%                    16%
Total return** ......................................                (2.96)%                (0.47)%
Net assets at end of period (in thousands) ..........   $           65,702     $           65,702


----------------
*     Annualized.
**    Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                              Small-Cap Equity Fund
                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                     June 30, 2006
                                                                                   ------------------
                                     Assets
  Investments, at value (cost $250,169,423) ....................................        $ 281,164,920 (a)
  Investments in affiliated issuers, at value (cost $140,841,542) ..............          143,087,440
  Cash .........................................................................                5,311
  Receivable for investments sold ..............................................            3,301,826
  Receivable for fund units sold ...............................................              230,953
  Dividends and interest receivable ............................................              130,754
                                                                                   ------------------
    Total assets ...............................................................          427,921,204
                                                                                   ------------------
                                  Liabilities
  Payable for collateral received on securities loaned .........................          103,505,561
  Payable for investments purchased ............................................            2,339,072
  Investment advisory fee payable ..............................................              166,881
  State Street Bank and Trust Company--program fee payable .....................               86,250
  Trustee, management and administration fees payable ..........................               24,196
  ABA Retirement Funds--program fee payable ....................................               11,260
  Other accruals ...............................................................               49,927
                                                                                   ------------------
    Total liabilities ..........................................................          106,183,147
                                                                                   ------------------
Net Assets  (equivalent to $70.30 per unit based on 4,576,933 units outstanding)   $      321,738,057
                                                                                   ==================

(a)   Includes securities on loan with a value of $100,913,647.

              The accompanying notes are an integral part of these
                         unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                              Small-Cap Equity Fund
                             Statement of Operations
                                    Unaudited

                                                                            For the period        For the period
                                                                           April 1, 2006 to     January 1, 2006 to
                                                                             June 30, 2006        June 30, 2006
                                                                          ----------------------------------------
Investment income
    Dividends .........................................................   $          457,675    $          865,183
    Dividends- affiliated issuers .....................................               94,988               201,458
    Securities lending income, net ....................................               59,853               106,666
                                                                          ------------------    ------------------
                 Total investment income ..............................              612,516             1,173,307
                                                                          ------------------    ------------------
Expenses
    Investment advisory fee ...........................................              529,708             1,055,194
    State Street Bank and Trust Company--program fee ..................              276,805               547,400
    ABA Retirement Funds--program fee .................................               35,667                70,965
    Trustee, management and administration fees .......................               76,551               152,558
    Reports to unitholders ............................................               12,622                25,741
    Legal and audit fees ..............................................               20,717                42,249
    Compliance consultant fees ........................................               24,811                50,598
    Registration fees .................................................                2,691                 5,488
    Other fees ........................................................               10,351                21,109
                                                                          ------------------    ------------------
                 Total expenses .......................................              989,923             1,971,302
                                                                          ------------------    ------------------
Net investment loss ...................................................             (377,407)             (797,995)
                                                                          ------------------    ------------------
Net realized and unrealized gain on investments
    Net realized gain on:
           Investments- unaffiliated issuers ..........................            1,606,694             7,285,903
           Investments- affiliated issuers ............................              828,656             2,197,762
                                                                          ------------------    ------------------
                 Net realized gain ....................................            2,435,350             9,483,665
                                                                          ------------------    ------------------
    Change in net unrealized appreciation (depreciation) on investments          (28,870,321)            1,541,600
                                                                          ------------------    ------------------

                 Net realized and unrealized gain (loss) ..............          (26,434,971)           11,025,265
                                                                          ------------------    ------------------
Net increase (decrease) in net assets resulting from operations .......   $      (26,812,378)   $       10,227,270
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

         American Bar Association Members/ State Street Collective Trust
                              Small-Cap Equity Fund
                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                              For the period        For the period
                                                                                             April 1, 2006 to     January 1, 2006 to
                                                                                               June 30, 2006        June 30, 2006
                                                                                             -----------------    -----------------
From operations
    Net investment loss ..................................................................   $        (377,407)   $        (797,995)
    Net realized gain ....................................................................           2,435,350            9,483,665
    Change in net unrealized appreciation (depreciation) on investments ..................         (28,870,321)           1,541,600
                                                                                             -----------------    -----------------
              Net increase (decrease) in net assets resulting from operations ............         (26,812,378)          10,227,270
                                                                                             -----------------    -----------------

From unitholder transactions
    Proceeds from units issued ...........................................................           9,363,318           12,050,534
    Cost of units redeemed ...............................................................          (7,301,488)         (15,292,360)
                                                                                             -----------------    -----------------
              Net increase (decrease) in net assets resulting from unitholder transactions           2,061,830           (3,241,826)
                                                                                             -----------------    -----------------
              Net increase (decrease) in net assets ......................................         (24,750,548)           6,985,444
Net Assets
    Beginning of period ..................................................................         346,488,605          314,752,613
                                                                                             -----------------    -----------------
    End of period ........................................................................   $     321,738,057    $     321,738,057
                                                                                             =================    =================

Number of units
    Outstanding-beginning of period ......................................................           4,555,994            4,628,769
        Issued ...........................................................................             124,858              161,563
        Redeemed .........................................................................            (103,919)            (213,399)
                                                                                             -----------------    -----------------

    Outstanding-end of period ............................................................           4,576,933            4,576,933
                                                                                             =================    =================

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

         American Bar Association Members/ State Street Collective Trust
                              Small-Cap Equity Fund
                              Financial Highlights
                                    Unaudited

                 (For a unit outstanding throughout the period)

                                                        For the period         For the period
                                                       April 1, 2006 to      January 1, 2006 to
                                                        June 30, 2006          June 30, 2006
                                                      ------------------     ------------------
Investment income+ ................................   $             0.13     $             0.26
Net expenses(+)++ .................................                (0.22)                 (0.43)
                                                      ------------------     ------------------
Net investment loss ...............................                (0.09)                 (0.17)
Net realized and unrealized gain (loss) ...........                (5.66)                  2.47
                                                      ------------------     ------------------
Net increase (decrease) in unit value .............                (5.75)                  2.30
Net asset value at beginning of period ............                76.05                  68.00
                                                      ------------------     ------------------
Net asset value at end of period ..................   $            70.30     $            70.30
                                                      ==================     ==================

Ratio of net expenses to average net assets*++ ....                 1.19%                  1.19%
Ratio of net investment loss to average net assets*                (0.45)%                (0.48)%
Portfolio turnover**+++ ...........................                   19%                    34%
Total return** ....................................                (7.56)%                 3.38%
Net assets at end of period (in thousands) ........   $          321,738     $          321,738


-----------------
*     Annualized.
**    Not annualized.
+ Calculations prepared using the daily average number of units outstanding during the period.
++ Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the colllective investment funds in which the Fund invests a portion of its assets.
+++ With respect to the portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                      Statement of Assets and Liabilities
                                   Unaudited


                                                                                               June 30, 2006
                                                                                           -----------------------
                                    Assets
Investments in affiliated fund, at contract value:
  State Street Bank ABA Members/Pooled Stable Asset Fund Trust
  (cost $882,877,564 and units of 882,877,564)                                                        $ 882,877,564
  Total assets....................................................................           -----------------------
                                                                                                        882,877,564
                                                                                             -----------------------

                                 Liabilities
  Payable for fund units redeemed.................................................                        2,234,494
  State Street Bank and Trust Company--program fee payable........................                          239,812
  Trustee, management and administration fees payable.............................                           67,178
  ABA Retirement Funds--program fee payable ......................................                           31,286
  Other accruals..................................................................                          133,067
                                                                                             -----------------------
     Total liabilitiess.........................................................                          2,705,837
                                                                                             -----------------------
Net Assets (equivalent to $31.19 per unit based on 28,222,076 units
outstanding)....................................................................                      $ 880,171,727
                                                                                             =======================

   The accompanying notes are an integral part of these unaudited financial statements.


        American Bar Association Members/ State Street Collective Trust
                           Stable Asset Return Fund
                            Statement of Operations
                                   Unaudited

                                                                                      For the period         For the period
                                                                                     April 1, 2006 to      January 1, 2006 to
                                                                                       June 30, 2006          June 30, 2006
                                                                                  --------------------  -----------------------
Interest income--affiliated.....................................................  $          9,892,868  $           19,379,543
                                                                                  --------------------  -----------------------
Expenses
    State Street Bank and Trust Company--program fee............................              721,788                1,422,310
    ABA Retirement Funds--program fee...........................................               92,982                  184,367
    Trustee, management and administration fees.................................              199,543                  396,320
    Reports to unitholders......................................................               32,912                   66,946
    Legal and audit fees........................................................               54,018                  109,878
    Compliance consultant fees..................................................               64,691                  131,589
    Registration fees...........................................................                7,017                   14,273
    Other fees..................................................................               26,992                   54,902
                                                                                  --------------------  -----------------------
                  Total expenses................................................            1,199,943                2,380,585
                                                                                  --------------------  -----------------------
Net investment income and net increase in net assets resulting from operations..  $         8,692,925   $           16,998,958
                                                                                  ====================  =======================

    The accompanying notes are an integral part of these unaudited financial statements.


         American Bar Association Members/ State Street Collective Trust
                            Stable Asset Return Fund
                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                             For the period       For the period
                                                                                            April 1, 2006 to    January 1, 2006 to
                                                                                              June 30, 2006       June 30, 2006
                                                                                           -----------------    -----------------
From operations
    Net investment income and net increase in net assets resulting from operations .....   $       8,692,925    $      16,998,958
                                                                                           -----------------    -----------------
From unitholder transactions
    Proceeds from units issued .........................................................          32,904,756           47,116,117
    Cost of units redeemed .............................................................         (25,424,370)         (54,443,502)
                                                                                           -----------------    -----------------
              Net increase (decrease) in net assets resulting from unitholder
                transactions ...........................................................           7,480,386           (7,327,385)
                                                                                           -----------------    -----------------
              Net increase in net assets ...............................................          16,173,311            9,671,573
Net Assets
    Beginning of period ................................................................         863,998,416          870,500,154
                                                                                           -----------------    -----------------
    End of period ......................................................................   $     880,171,727    $     880,171,727
                                                                                           =================    =================

Number of units
    Outstanding-beginning of period ....................................................          27,981,251           28,463,595
        Issued .........................................................................           1,060,061            1,522,183
        Redeemed .......................................................................            (819,236)          (1,763,702)
                                                                                           -----------------    -----------------

    Outstanding-end of period ..........................................................          28,222,076           28,222,076
                                                                                           =================    =================

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


                                                                                   For the period               For the period
                                                                                April 1, 2006 to June        January 1, 2006 to
                                                                                      30, 2006                   June 30, 2006
                                                                               -----------------------     -----------------------
Investment income+...........................................................                  $ 0.35                       $ 0.69
Net expenses(+)++............................................................                   (0.04)                       (0.08)
                                                                               -----------------------     -----------------------
Net investment income........................................................                    0.31                         0.61
                                                                               -----------------------     -----------------------
Net increase in unit value...................................................                    0.31                         0.61
Net asset value at beginning of period.......................................                   30.88                        30.58
                                                                               -----------------------     -----------------------
Net asset value at end of period.............................................                 $ 31.19                      $ 31.19
                                                                               =======================     =======================
Ratio of net expenses to average net assets*++...............................                    0.55%                        0.55%
Ratio of net investment income to average net assets*........................                    4.00%                        4.00%
Total return**...............................................................                    1.00%                        1.99%
Net assets at end of period (in thousands)...................................                 $880,172                    $880,172


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

                                                                                                June 30, 2006
                                                                                              ------------------
                                     Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
    Stable Asset Return Fund (cost $19,164,611 and units of 655,790) ......................   $       20,456,981
    Intermediate Bond Fund (cost $23,069,017 and units of 1,257,140) ......................           23,866,477
    Large Cap Value Equity Fund (cost $3,796,012 and units of 123,715) ....................            4,773,296
    Large Cap Growth Equity Fund (cost $4,169,557 and units of 97,310) ....................            4,773,296
    Index Equity Fund (cost $7,957,195 and units of 290,534) ..............................            9,546,591
    International Equity Fund (cost $3,566,918 and units of 174,149) ......................           4,773,296.
        Receivable for collective investments sold ........................................               47,348
                                                                                              ------------------
      Total assets ........................................................................           68,237,285
                                                                                              ------------------
                                  Liabilities
      Payable for portfolio units redeemed ................................................               47,348
                                                                                              ------------------
        Total liabilities .................................................................               47,348
                                                                                              ------------------
Net Assets (equivalent to $20.50 per unit based on 3,326,996 units outstanding) ...........   $       68,189,937
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

                                                                            For the period        For the period
                                                                           April 1, 2006 to     January 1, 2006 to
                                                                            June 30, 2006          June 30, 2006
                                                                          ------------------    ------------------
Investment income .....................................................   $               --    $               --
                                                                          ------------------    ------------------
Net realized and unrealized gain (loss) on collective investment funds:
      Net realized gain ...............................................              590,551             1,502,179
      Change in net unrealized appreciation (depreciation) ............             (801,963)             (352,319)
                                                                          ------------------    ------------------
           Net realized and unrealized gain (loss) ....................             (211,412)            1,149,860
                                                                          ------------------    ------------------
Net increase (decrease)  in net assets resulting from operations ......   $         (211,412)   $        1,149,860
                                                                          ==================    ==================

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
              Structured Portfolio Service - Conservative Portfolio
                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                    For the period        For the period
                                                                                   April 1, 2006 to     January 1, 2006 to
                                                                                    June 30, 2006          June 30, 2006
                                                                                  ------------------    ------------------
From operations
    Net investment income .....................................................   $               --    $               --
    Net realized gain on investments ..........................................              590,551             1,502,179
    Change in net unrealized appreciation (depreciation) ......................             (801,963)             (352,319)
                                                                                  ------------------    ------------------
              Net increase (decrease) in net assets resulting from operations .             (211,412)            1,149,860
                                                                                  ------------------    ------------------

From unitholder transactions
    Proceeds from units issued ................................................            4,895,072             7,068,097
    Cost of units redeemed ....................................................           (1,706,728)           (3,999,056)
                                                                                  ------------------    ------------------
              Net increase in net assets resulting from unitholder transactions            3,188,344             3,069,041
                                                                                  ------------------    ------------------
              Net increase in net assets ......................................            2,976,932             4,218,901
Net Assets
    Beginning of period .......................................................           65,213,005            63,971,036
                                                                                  ------------------    ------------------
    End of period .............................................................   $       68,189,937    $       68,189,937
                                                                                  ==================    ==================

Number of units
    Outstanding-beginning of period ...........................................            3,172,016             3,177,803
        Issued ................................................................              238,463               344,755
        Redeemed ..............................................................              (83,483)             (195,562)
                                                                                  ------------------    ------------------

    Outstanding-end of period .................................................            3,326,996             3,326,996
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

         American Bar Association Members/ State Street Collective Trust
              Structured Portfolio Service - Conservative Portfolio
                              Financial Highlights
                                    Unaudited


                 (For a unit outstanding throughout the period)

                                                         For the period         For the period
                                                        April 1, 2006 to      January 1, 2006 to
                                                         June 30, 2006           June 30, 2006
                                                       ------------------     ------------------
Investment income ..................................   $             0.00     $             0.00
Net expenses .......................................                 0.00                   0.00
                                                       ------------------     ------------------
Net investment income ..............................                 0.00                   0.00
Net realized and unrealized gain (loss) ............                (0.06)                  0.37
                                                       ------------------     ------------------
Net increase (decrease) in unit value ..............                (0.06)                  0.37
Net asset value at beginning of period .............                20.56                  20.13
                                                       ------------------     ------------------
Net asset value at end of period ...................   $            20.50     $            20.50
                                                       ==================     ==================

Ratio of net expenses to average net assets+ .......                 0.00%                  0.00%
Ratio of net investment income to average net assets                 0.00%                  0.00%
Portfolio turnover*++ ..............................                    4%                     9%
Total return* ......................................                (0.29)%                 1.84%
Net assets at end of period (in thousands) .........   $           68,190     $           68,190


----------------
*     Not annualized.
+ Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
++ Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

              The accompanying notes are an integral part of these
                        unaudited financial statements.

         American Bar Association Members/ State Street Collective Trust
                Structured Portfolio Service - Moderate Portfolio
                       Statement of Assets and Liabilities
                                    Unaudited

                                                                                                June 30, 2006
                                                                                              ------------------
                                     Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
  Stable Asset Return Fund (cost $23,515,617 and units of 807,035) ..........................   $       25,174,978
  Intermediate Bond Fund (cost $72,753,354 and units of 3,978,191) ..........................           75,524,933
  Large Cap Value Equity Fund (cost $17,248,925 and units of 587,238) .......................           22,657,480
  Large Cap Growth Equity Fund (cost $19,313,175 and units of 461,903) ......................           22,657,480
  Index Equity Fund (cost $46,655,058 and units of 1,762,164) ...............................           57,902,449
  Mid-Cap Value Equity Fund (cost $4,222,641 and units of 341,296) ..........................            5,034,996
  Mid-Cap Growth Equity Fund (cost $4,070,543 and units of 229,406) .........................            5,034,996
  International Equity Fund (cost $26,051,852 and units of 1,377,730) .......................           37,762,467
  Receivable for collective investments sold ................................................              288,695
                                                                                                ------------------
      Total assets ..........................................................................          252,038,474
                                                                                                ------------------
                                  Liabilities
        Payable for portfolio units redeemed ................................................              288,695
                                                                                                ------------------
            Total liabilities ...............................................................              288,695
                                                                                                ------------------
Net Assets (equivalent to $22.38 per unit based on 11,248,667 units outstanding) ............   $      251,749,779
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

         American Bar Association Members/ State Street Collective Trust
                Structured Portfolio Service - Moderate Portfolio
                             Statement of Operations
                                    Unaudited

                                                                            For the period        For the period
                                                                           April 1, 2006 to     January 1, 2006 to
                                                                             June 30, 2006        June 30, 2006
                                                                          ----------------------------------------
Investment income .....................................................   $               --    $               --
                                                                          ------------------    ------------------
Net realized and unrealized gain (loss) on collective investment funds:
      Net realized gain ...............................................            2,356,818             4,677,045
      Change in net unrealized appreciation (depreciation) ............           (4,776,821)            1,821,713
                                                                          ------------------    ------------------

           Net realized and unrealized gain (loss) ....................           (2,420,003)            6,498,758
                                                                          ------------------    ------------------
Net increase (decrease) in net assets resulting from operations .......   $       (2,420,003)   $        6,498,758
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

                                                                                    For the period        For the period
                                                                                   April 1, 2006 to     January 1, 2006 to
                                                                                    June 30, 2006         June 30, 2006
                                                                                  ------------------    ------------------
From operations
    Net investment income .....................................................   $               --    $               --
    Net realized gain on investments ..........................................            2,356,818             4,677,045
    Change in net unrealized appreciation (depreciation) ......................           (4,776,821)            1,821,713
                                                                                  ------------------    ------------------
              Net increase (decrease) in net assets resulting from operations .           (2,420,003)            6,498,758
                                                                                  ------------------    ------------------

From unitholder transactions
    Proceeds from units issued ................................................            5,360,462            15,594,728
    Cost of units redeemed ....................................................           (4,335,970)           (6,585,584)
                                                                                  ------------------    ------------------
              Net increase in net assets resulting from unitholder transactions            1,024,492             9,009,144
                                                                                  ------------------    ------------------
              Net increase (decrease) in net assets ...........................           (1,395,511)           15,507,902
Net Assets
    Beginning of period .......................................................          253,145,290           236,241,877
                                                                                  ------------------    ------------------
    End of period .............................................................   $      251,749,779    $      251,749,779
                                                                                  ==================    ==================

Number of units
    Outstanding-beginning of period ...........................................           11,203,199            10,844,908
        Issued ................................................................              238,329               696,791
        Redeemed ..............................................................             (192,861)             (293,032)
                                                                                  ------------------    ------------------

    Outstanding-end of period .................................................           11,248,667            11,248,667
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

         American Bar Association Members/ State Street Collective Trust
                Structured Portfolio Service - Moderate Portfolio
                              Financial Highlights
                                    Unaudited

                 (For a unit outstanding throughout the period)

                                                         For the period         For the period
                                                        April 1, 2006 to      January 1, 2006 to
                                                         June 30, 2006          June 30, 2006
                                                       ------------------     ------------------
Investment income ..................................   $             0.00     $             0.00
Net expenses .......................................                 0.00                   0.00
                                                       ------------------     ------------------
Net investment income ..............................                 0.00                   0.00
Net realized and unrealized gain (loss) ............                (0.22)                  0.60
                                                       ------------------     ------------------
Net increase (decrease) in unit value ..............                (0.22)                  0.60
Net asset value at beginning of period .............                22.60                  21.78
                                                       ------------------     ------------------
Net asset value at end of period ...................   $            22.38     $            22.38
                                                       ==================     ==================

Ratio of net expenses to average net assets+ .......                 0.00%                  0.00%
Ratio of net investment income to average net assets                 0.00%                  0.00%
Portfolio turnover*++ ..............................                    3%                     6%
Total return* ......................................                (0.97)%                 2.75%
Net assets at end of period (in thousands) .........   $          251,750     $          251,750


----------------

*     Not annualized.
+ Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
++ Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

              The accompanying notes are an integral part of these
                         unaudited financial statements.

          American Bar Association Members/ State Street Collective Trust
                Structured Portfolio Service - Aggressive Portfolio
                        Statement of Assets and Liabilities
                                    Unaudited

                                                                                                   June 30, 2006
                                                                                                 ------------------
                                     Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
   Intermediate Bond Fund (cost $26,362,161 and units of 1,430,641) ..........................   $       27,160,352
   Large Cap Value Equity Fund (cost $17,623,621 and units of 610,084) .......................           23,538,972
   Large Cap Growth Equity Fund (cost $20,421,922 and units of 479,873) ......................           23,538,972
   Index Equity Fund (cost $45,263,256 and units of 1,653,159) ...............................           54,320,704
   Mid-Cap Value Equity Fund (cost $4,491,926 and units of 368,211) ..........................            5,432,070
   Mid-Cap Growth Equity Fund (cost $4,189,414 and units of 247,498) .........................            5,432,070
   Small Cap Equity Fund (cost $4,517,630 and units of 77,275) ...............................            5,432,070
   International Equity Fund (cost $24,186,327 and units of 1,321,229) .......................           36,213,803
   Receivable for collective investments sold ................................................              233,468
                                                                                                 ------------------
       Total assets .........................................................................           181,302,481
                                                                                                 ------------------
                                  Liabilities
   Payable for portfolio units redeemed .....................................................               233,468
                                                                                                 ------------------
       Total liabilities ....................................................................               233,468
                                                                                                 ------------------
Net assets (equivalent to $23.83 per unit based on 7,598,453 units outstanding) .............    $      181,069,013
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

         American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Aggressive Portfolio
                             Statement of Operations
                                    Unaudited

                                                                           For the period         For the period
                                                                          April 1, 2006 to      January 1, 2006 to
                                                                            June 30, 2006         June 30, 2006
                                                                          ----------------------------------------

Investment income .....................................................   $               --    $               --
                                                                          ------------------    ------------------
Net realized and unrealized gain (loss) on collective investment funds:
      Net realized gain ...............................................            1,290,362             3,099,442
      Change in net unrealized appreciation (depreciation) ............           (4,265,073)            3,185,410
                                                                          ------------------    ------------------
           Net realized and unrealized gain (loss) ....................           (2,974,711)            6,284,852
                                                                          ------------------    ------------------
Net increase (decrease) in net assets resulting from operations .......   $       (2,974,711)   $        6,284,852
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

         American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Aggressive Portfolio

                       Statement of Changes in Net Assets
                                    Unaudited

                                                                                    For the period        For the period
                                                                                   April 1, 2006 to     January 1, 2006 to
                                                                                     June 30, 2006        June 30, 2006
                                                                                  ------------------    ------------------
From operations
    Net investment income .....................................................   $               --    $               --
    Net realized gain on investments ..........................................            1,290,362             3,099,442
    Change in net unrealized appreciation (depreciation) ......................           (4,265,073)            3,185,410
                                                                                  ------------------    ------------------
              Net increase (decrease) in net assets resulting from operations .           (2,974,711)            6,284,852
                                                                                  ------------------    ------------------
From unitholder transactions
    Proceeds from units issued ................................................            6,214,498            13,446,731
    Cost of units redeemed ....................................................           (2,860,694)           (6,897,188)
                                                                                  ------------------    ------------------
              Net increase in net assets resulting from unitholder transactions            3,353,804             6,549,543
                                                                                  ------------------    ------------------
              Net increase in net assets ......................................              379,093            12,834,395
Net Assets
    Beginning of period .......................................................          180,689,920           168,234,618
                                                                                  ------------------    ------------------
    End of period .............................................................   $      181,069,013    $      181,069,013
                                                                                  ==================    ==================

Number of units
    Outstanding-beginning of period ...........................................            7,459,111             7,324,928
        Issued ................................................................              257,082               560,340
        Redeemed ..............................................................             (117,740)             (286,815)
                                                                                  ------------------    ------------------

    Outstanding-end of period .................................................            7,598,453             7,598,453
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

         American Bar Association Members/ State Street Collective Trust
               Structured Portfolio Service - Aggressive Portfolio
                              Financial Highlights
                                    Unaudited

                 (For a unit outstanding throughout the period)

                                                         For the period          For the period
                                                        April 1, 2006 to      January 1, 2006 to
                                                         June 30, 2006          June 30, 2006
                                                       ------------------     ------------------
Investment income ..................................   $             0.00     $             0.00
Net expenses .......................................                 0.00                   0.00
                                                       ------------------     ------------------
Net investment income ..............................                 0.00                   0.00
Net realized and unrealized gain (loss) ............                (0.39)                  0.86
                                                       ------------------     ------------------
Net increase (decrease) in unit value ..............                (0.39)                  0.86
Net asset value at beginning of period .............                24.22                  22.97
                                                       ------------------     ------------------
Net asset value at end of period ...................   $            23.83     $            23.83
                                                       ==================     ==================

Ratio of net expenses to average net assets+ .......                 0.00%                  0.00%
Ratio of net investment income to average net assets                 0.00%                  0.00%
Portfolio turnover*++ ..............................                    3%                     7%
Total return* ......................................                (1.61)%                 3.74%
Net assets at end of period (in thousands) .........   $          181,069     $          181,069

----------------
*     Not annualized.
+ Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
++ Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

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

            Balanced Fund--current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. Since July 1, 2004, the debt portion of the Balanced Fund has been invested through the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund. Prior to July 1, 2004, the debt portion had been invested in separately owned securities. As of June 30, 2006, 36.0% of the Fund's net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

            Large-Cap Growth Equity Fund--long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of June 30, 2006, 31.7% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund's annual financial statements are available from State Street Bank upon request.

            Large-Cap Value Equity Fund--long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of June 30, 2006, 23.7% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund's annual financial statements are available from State Street Bank upon request.

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

            Small-Cap Equity Fund--long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of June 30, 2006, 10.7% of the Fund's net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund's annual financial statements are available from State Street Bank upon request.

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

         American Bar Association Members/State Street Collective Trust

                     Unaudited Notes to Financial Statements

2.    Summary of Significant Accounting Policies

      The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2005 Annual Report on Form 10-K of the Trust as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with these Notes to the Financial Statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service and Aggressive Structured Portfolio Service as of June 30, 2006 and the results of each of their operations, the changes in each of their net assets and certain financial data for the three and six month periods ended June 30, 2006.

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

         American Bar Association Members/State Street Collective Trust

                     Unaudited Notes to Financial Statements

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

      The rate at which SARF credits returns to participant accounts ("crediting rate") can change as the difference between market value and book value of the covered assets changes. As a result, the crediting rate will generally reflect, over time, movements in prevailing interest rates. However, at times it may be less (e.g., when the fair value of the "wrapped" assets is less than contract value) or more (e.g., when the fair value of the "wrapped" assets exceeds contract value) than the prevailing interest rate or the actual income earned on the covered assets. The degree of any increase or decrease in the crediting rate will depend on the amount of the difference and duration of SARF's portfolio. The crediting rate may also be affected by increases and decreases of the amount of covered assets under the wrapper agreement as a result of contributions to and redemptions of Fund shares resulting from participant transactions. Thus, to the extent the crediting rate remains below prevailing interest rates, participants contributing to SARF will share in that lower crediting rate; similarly, to the extent the crediting rate exceeds current market rates, withdrawing participants will cede any benefit related to that higher crediting rate to the remaining participants.

      In December 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position Nos. AAG INV-1 and SOP 94-4-1, "Reporting of Fully Benefit-Responsive Investment Contracts Held by Certain Investment Companies Subject to the AICPA Investment Company Guide and Defined-Contribution Health and Welfare and Pension Plans" ("FSP") that gave guidance in the use of contract value accounting for benefit-responsive investment contracts owned by certain investment companies utilized exclusively by defined-contribution and health and welfare benefit plans. The FSP required several changes in financial statement presentation and disclosure, including presentation of both the fair value and contract value of benefit-responsive investment contracts. SARF currently provides for transactions to be made on a contract value basis and the new reporting requirements are not intended to alter how participants transact with the Fund. The FSP includes a condition to the continued use of contract value accounting, that the portion of SARF's net assets that is not held in trust for the benefit of participants in qualified employer-sponsored defined-contribution plans, which amounted to less than 1% of the Fund at June 30, 2006, is not permitted to increase after January 15, 2006, except for the reinvestment of income earned. Effective January 15, 2006, SARF no longer accepts contributions from non-defined-contribution plans. The Trust does not expect the adoption of the provisions of the FSP to impact the use of contract value accounting by SAFT, and therefore, by SARF. The FSP is effective for financial statements for annual periods ending after December 15, 2006.

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

      D.    Income Taxes

      The Trust has received a favorable determination letter dated March 9, 1992 from the Internal Revenue Service, which concluded that the Trust is a trust arrangement described in Rev. Rul. 81-100, 1981, C.B. 326 (subsequently modified by Rev. Rul. 2004-67, 2004-28 I.R.B. 28), and exempt from Federal income tax pursuant to Section 501(a) of the Internal Revenue Code. Accordingly, no provision for Federal income taxes is required.

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

      At June 30, 2006, the Intermediate Bond Fund held the following futures contracts:


                                                                                                                   Unrealized
                                                                                                                  Appreciation/
Futures Contracts                              Number of Contracts      Notional Cost      Settlement Month      (Depreciation)
-----------------                              -------------------      -------------      ----------------      --------------
Long
----
Eurodollar Futures..............                      1,038            $    245,537,495          March 2007    $      (465,695)
Eurodollar Futures..............                         70                  16,574,247           June 2007            (38,497)
Eurodollar Futures..............                        168                  39,897,900      September 2007           (195,300)
Eurodollar Futures..............                         20                   4,732,393       December 2007             (5,143)
Eurodollar Futures..............                        310                  73,381,591          March 2008           (105,341)
Eurodollar Futures..............                        328                  77,941,000       December 2008           (471,500)
Germany Federal Republic Bonds..                         12                   1,775,778      September 2006             (7,437)
U.K. Treasury Bonds.............                          3                     609,366      September 2006             (5,380)
U.S. Treasury Bonds.............                         11                   1,172,016      September 2006              1,203
U.S. Treasury Notes 5yr.........                        960                  99,826,262      September 2006           (556,262)
                                                                                                               ----------------
                                                                                                                    (1,849,352)

Short
-----
U.S. Treasury Notes  10yr.......                      (522)                 (54,823,859)       September 2006           87,265
                                                                                                               ----------------
                                                                                                               $    (1,762,087)
                                                                                                               ================

         American Bar Association Members/State Street Collective Trust

                     Unaudited Notes to Financial Statements

      H.    Forward Foreign Currency Contracts

      The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund's financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts' terms and from movements in currency values. As of June 30, 2006, the Intermediate Bond Fund held the following forward foreign currency contracts:

                                                                                         Unrealized
                                Principal Amount                        Settlement      Appreciation/
Type         Currency          Covered by Contract   US Dollar Cost        Date        (Depreciation)
----         -------------     -------------------   --------------     ----------     --------------
Purchased    Euro                        2,927,000    $   3,683,366      07/20/06      $       62,282
Sold         Euro                          105,000          132,291      07/20/06              (2,077)
Purchased    Euro                          754,000          970,262      07/31/06              (4,613)
Sold         Euro                        5,165,000        6,654,070      07/31/06              39,245
Purchased    Japanese Yen               11,137,000           97,581      08/15/06                 332
Sold         Japanese Yen              546,774,000        4,790,968      08/15/06             (16,057)
                                                                                       --------------
                                                                                       $       79,112
                                                                                       ==============

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

         American Bar Association Members/State Street Collective Trust

                     Unaudited Notes to Financial Statements


      At June 30, 2006, the Intermediate Bond Fund held the following interest rate swap contracts:

                                                                     Rate Type
                                                                                             Unrealized
     Notional               Swap          Termination                                       Appreciation
      Amount            Counterparty         Date          Floating Rate      Fixed Rate   (Depreciation)
      ------            ------------         ----          -------------      ----------   --------------
    7,000,000 USD   Bank of America (a)   12/20/2016    3 Month USD LIBOR       5.00%      $      (85,351)
   24,400,000 USD   Lehman Brothers (b)   12/20/2016    3 Month USD LIBOR       5.00%            (303,960)
    6,800,000 EUR   Morgan Stanley (a)    06/16/2014    6 Month EUR LIBOR       5.00%             272,556
  260,000,000 JPY   Merrill Lynch (b)     12/15/2015    6 Month JPY LIBOR       2.00%              20,352
  110,000,000 JPY   Barclays (b)          12/15/2015    6 Month JPY LIBOR       2.00%               9,350
   26,000,000 USD   UBS (a)               12/20/2008    3 Month USD LIBOR       5.00%            (27,478)
      400,000 EUR   UBS (a)               10/15/2010        CPI-France          2.1455%              (727)
   20,000,000 USD   UBS (b)               12/20/2011    3 Month USD LIBOR       5.00%             175,419)
   18,300,000 USD   Morgan Stanley (b)    12/20/2036    3 Month USD LIBOR       5.00%            (156,132)
                                                                                           --------------
                                                                                           $      (95,971)
                                                                                           ---------------

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

         American Bar Association Members/State Street Collective Trust

                     Unaudited Notes to Financial Statements

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

      A summary of the written call options and swaptions for the six month period ended June 30, 2006 is as follows:

Written Call Option/Swaption Contracts              Number of Contracts          Premium
--------------------------------------               ------------------    ------------------
Outstanding, beginning of year ...................                  605    $           92,959
                                                     ==================    ==================
Options written ..................................                   --                    --
Options exercised ................................                   --                    --
Options expired ..................................                 (605)              (92,959)
Options closed ...................................                   --                    --
                                                     ------------------    ------------------
Outstanding, end of period .......................                   --    $               --
                                                     ==================    ==================

      At June 30, 2006, the Fund did not hold any written call or written put option contracts.

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

         American Bar Association Members/State Street Collective Trust

                     Unaudited Notes to Financial Statements

                                                                                           Fee Rate Range
Investment Advisor                                                                        Highest to Lowest
------------------                                                                        -----------------
AllianceBernstein L.P. (Large-Cap Value Equity)..............................               .50% to .15%
Ariel Capital Management (Mid-Cap Value Equity)..............................               .75% to .50%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)........               .50% to .225%*
JP Morgan Fleming Asset Management Limited (International Equity)............               .75% to .60%
Pacific Investment Management Company (Intermediate Bond)....................               .50% to .25%
Philadelphia International Advisors LP (International Equity)................               .75% to .45%
RCM Capital Management LLC (Large-Cap Growth Equity).........................               .70% to .25%
Smith Asset Management Group, LP (Small-Cap Equity)..........................               .85% to .45%
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity) ....................               .50% to .35%
Turner Investment Partners (Mid-Cap Growth Equity)...........................               .65% to .55%
Wellington Management Company LLP (Small-Cap Equity) ........................               .90% to .70%
* Subject to a 5% reduction based on aggregate fees.

                                                                                       Fees for the
                                                                                  Six Month Period Ended
Investment Advisor                                                                    June 30, 2006
------------------                                                                    -------------
AllianceBernstein L.P. (Large-Cap Value Equity)..............................          $     386,118
Ariel Capital Management (Mid-Cap Value Equity)..............................                190,976
Capital Guardian Trust Company (Balanced)....................................                340,309
Capital Guardian Trust Company (Large-Cap Growth Equity).....................                291,716
J.P. Morgan Fleming Asset Management Limited (International Equity)..........                377,114
Pacific Investment Management Company (Intermediate Bond)....................                610,004
Philadelphia International Advisors LP (International Equity)................                276,745
RCM Capital Management LLC (Large-Cap Growth Equity).........................                148,275 (a)
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity) ....................                304,943 (b)
Smith Asset Management Group, LP (Small-Cap Equity) .........................                448,816
Turner Investment Partners (Mid-Cap Growth Equity)...........................                335,418
Wellington Management Company LLP (Small-Cap Equity) ........................                606,378
                                                                                        ------------
                                                                                        $  4,316,812

(a)   For the period January 1, 2006 through February 28, 2006.
(b)   For the period March 1, 2006 through June 30, 2006.

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

      The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the six month period ended June 30, 2006:

Value of Program Assets                 Rate of ARF Program Fee
-----------------------                 -----------------------

First $500 million                                      .075%
Next $850 million                                       .065%
Next $1.15 billion                                      .035%
Next $1.5 billion                                       .025%
Over $4.0 billion                                       .015%

      ARF received Program fees of $843,601 for the six month period ended June 30, 2006. These fees are allocated to each Fund based on net asset value.

         American Bar Association Members/State Street Collective Trust

                     Unaudited Notes to Financial Statements

      Effective October 1, 2005, ARF and State Street Bank agreed to adjust the State Street Bank Program fee based upon the following schedule:


                                 Rate of State Street Bank
Value of Program Assets                 Program Fee
-----------------------          -------------------------

First $2.0 billion                                    .40%
Next $1.0 billion                                     .31%
Next $1.0 billion                                     .21%
Over $4.0 billion                                     .13%

      Effective May 1, 2006, project fees related to the establishment and offering of the telephonic delivery of investment advice to participants by CitiStreet Advisors LLC totaling $75,000 was added to the State Street Program fee. This one-time fee will be accrued by the Funds from May 1, 2006 through December 31, 2006.

      A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ARF that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any such assets in excess of $50 million. The accrued reduction for the six month period ended June 30, 2006 totaled $20,258 and is allocated to each Fund based on net asset value.

      Benefit payments under the Program generally are made by check. Within two business days before the check becomes is payable, funds for the payment of benefits are transferred to a non-interest bearing account with State Street Bank. There is no separate fee charged for benefit payments; rather, State Street Bank retains any earnings attributable to outstanding benefit checks, and these earnings have been taken into account in setting State Street Bank's fees under the Program.

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

Value of Assets in all Funds             Rate
----------------------------         --------------

First $1.0 billion                           .211%
Next $1.8 billion                            .067%
Over $2.8 billion                            .029%

      State Street Bank received program fees of $6,527,979 and trustee, management and administration fees of $1,813,488 the six month period ended June 30, 2006.

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

         American Bar Association Members/State Street Collective Trust

                     Unaudited Notes to Financial Statements

4.    Purchases and Sales of Securities

      The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

                                                                           Six Month Period
                                                                          Ended June 30, 2006
                                                          ----------------------------------------------------
                                                              Purchases                          Sales
                                                          -------------------           ----------------------
Balanced Fund........................................          $  40,494,585                  $   61,679,683
Index Equity Fund....................................             15,150,195                      26,184,248
Intermediate Bond Fund...............................             61,215,159                      22,403,603
International Equity Fund............................             57,303,545                      41,422,679
Large-Cap Growth Equity Fund.........................            329,042,671                     359,542,386
Large-Cap Value Equity Fund..........................             37,025,648                      48,383,414
Mid-Cap Growth Equity Fund...........................             84,294,930                      64,118,428
Mid-Cap Value Equity Fund............................             10,569,344                      10,765,912
Small-Cap Equity Fund................................            109,749,324                     119,067,735
Conservative Structured Portfolio Service............              8,953,637                       5,884,597
Moderate Structured Portfolio Service................             24,381,162                      15,372,018
Aggressive Structured Portfolio Service..............             19,037,801                      12,488,258

      The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

                                                                           Six Month Period
                                                                          Ended June 30, 2006
                                                          ----------------------------------------------------
                                                              Purchases                          Sales
                                                          -------------------           ----------------------

Intermediate Bond Fund..................................  $       694,739,940           $          708,539,477


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

6.    Securities Lending Income

      The Funds in the Trust are authorized to participate in the Securities Lending Program administered by State Street Bank, under which securities held by the Funds are loaned by State Street Bank, as the Funds' lending agent, to certain brokers and other financial institutions (the "Borrowers"). The Borrowers provide cash, securities or letters of credit as collateral against loans in the amount at least equal to 100% of the market value of the loaned securities. The Borrowers are required to maintain the collateral at not less than 100% of the market value of the loaned securities. Cash collateral is invested in the State Street Quality D Short-Term Investment Fund.

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

      At June 30, 2006, the Funds' market value of securities on loan and collateral received for securities loaned was as follows:

                                                                Market Value of
Fund                                                           Loaned Securities       Collateral Value
----                                                           -----------------       ----------------
Balanced*.............................................         $      22,249,480       $     22,771,744
Intermediate Bond.....................................                88,301,111             90,123,000
International Equity..................................                37,884,694             39,765,995
Large-Cap Growth Equity ..............................                17,653,846             18,061,444
Large-Cap Value Equity................................                12,985,291             13,295,194
Mid-Cap Growth Equity.................................                26,313,621             26,986,478
Mid-Cap Value Equity..................................                 8,290,286              8,538,851
Small-Cap Equity......................................               100,913,647            103,505,561

* Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. All non-cash collateral held at June 30, 2006 was in the form of U.S. Government Treasury Obligations in amounts as follows:

                                                         Non-Cash
Fund                                                 Collateral Value
----                                                 ----------------
Balanced............                                     $ 3,776


      Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

         American Bar Association Members/State Street Collective Trust

                     Unaudited Notes to Financial Statements

7.    Subsequent Event

      Effective on or about August 1, 2006, State Street expects to offer five Retirement Date Funds as investment options under the Program. Upon establishment of the Retirement Date Funds, State Street Bank will be paid a fee for its management of the assets in the Retirement Date Funds at the annual rate of 0.10% of the assets of the Retirement Date Funds.

      Effective August 1, 2006, the trust, management and administration fee payable to State Street Bank and described in Note 3 will be increased as follows:

Value of Assets in all Funds                                   Rate
----------------------------                               -------------

First $1.0 billion                                             .217%
Next $1.8 billion                                              .067%
Over $2.8 billion                                              .029%

      Effective August 1, 2006, a one-time project fee related to the establishment and offering of the Retirement Date Funds of $400,000 will be added to the Program fee payable as described in Note 3. The fee will be accrued over a period beginning August 1, 2006 through December 31, 2006.

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

      For the quarter ended June 30, 2006, the Stable Asset Return Fund experienced a total return, net of expenses, of 1.00%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 0.98% for the same period. For the six months ended June 30, 2006, the Fund experienced a total return, net of expenses, of 1.99%, compared to an investment record of 1.89% for the combination benchmark for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

      The Stable Asset Return Fund outperformed the combination benchmark for the quarter ended June 30, 2006. During the quarter, the general level of interest rates continued to rise and the yield curve remained relatively flat with just a slight inversion. Trades for the quarter consisted primarily of buying commercial mortgage-backed securities as well as investments in seasoned hybrid adjustable rate mortgage-backed securities, continuing the theme of the additional value the market is placing on their future conversion to a floating rate instrument in a rising interest rate environment. Guaranteed investment contracts offered very little value relative to other market sectors. Overall, the Fund is positioned in anticipation of yield curve steepening in the second half of 2006. The Federal Open Market Committee ("FOMC") continued to raise the Federal Funds rate during the quarter, increasing the rate by 25 basis points on both May 10th and June 29th to bring the rate to 5.25%. Throughout the quarter, short term interest rate movements were volatile due to mixed messages from the FOMC and economic data indicating varying levels of strength or weakness. The FOMC's statement at its June 29th meeting focused on data dependency, so continued volatility is expected during the third quarter. Floating rate securities remain a core cash investment.

      The Stable Asset Return Fund outperformed the combination benchmark for the six month period ended June 30, 2006. The general level of interest rates continued to rise and the yield curve remained relatively flat with just a slight inversion. Trades year-to-date continue to consist primarily of buying commercial mortgage-backed securities as well as investments in seasoned hybrid adjustable rate mortgage-backed securities, continuing the theme of the additional value the market is placing on their future conversion to a floating rate instrument in a rising interest rate environment. Guaranteed investment contracts offered very little value relative to other market sectors. Overall, the Fund is positioned in anticipation of yield curve steepening in the second half of 2006.

Intermediate Bond Fund

      The Intermediate Bond Fund's investment objective is to achieve a total return from current income and capital appreciation by investing in a portfolio of fixed income securities.

      For the quarter ended June 30, 2006, the Intermediate Bond Fund experienced a total return, net of expenses, of (0.26)%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of (0.08)% for the same period. For the six months ended June 30, 2006, the Fund experienced a total return, net of expenses, of (0.94)%, compared to an investment record of (0.72)% for the Lehman Brothers Aggregate Bond Index for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

      The Intermediate Bond Fund, which is advised by Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index for the quarter ended June 30, 2006. Interest rate strategies detracted from performance. An above benchmark duration negatively impacted performance as interest rates rose across the yield curve. An emphasis on short to intermediate maturities also negatively impacted performance as the yield curve flattened. For sector strategies, mortgage coupon and security selection added value although overall mortgages were flat relative to Treasuries. An underweight to corporate bonds, which lagged Treasuries as investors' risk appetites abated, was another positive contributor to performance. A modest allocation to Treasury Inflation Protected Securities ("TIPS") benefited the portfolio as real return bonds outpaced like-duration nominal bonds as most real yields rose less than nominal yields. Modest exposure to emerging market bonds was modestly negative for performance; reducing these holdings prior to the downturn in emerging market bonds mitigated the impact on returns. Exposure to the Euro and yen helped the Fund as these currencies gained relative to the dollar.

      The Intermediate Bond Fund underperformed the Lehman Brothers Aggregate Bond Index for the six month period ended June 30, 2006. Interest rate strategies detracted from performance for the period. An above benchmark duration negatively impacted performance as interest rates rose across the yield curve during the first half of the year. An emphasis on short to intermediate maturities also negatively impacted performance as the yield curve flattened. An underweight to corporate bonds, which lagged Treasuries as investors' risk appetites abated, was a positive contributor to performance during the second quarter but this strategy was negative for the first half of the year as corporate bonds outperformed Treasuries for the period. Modest exposure to emerging market bonds was modestly negative for performance for the second quarter; reducing these holdings prior to the downturn in emerging market bonds mitigated the impact on returns for the first half of the year. Exposure to the Euro and yen helped the Fund for the quarter and first half of the year as these currencies gained relative to the dollar.

Balanced Fund

      The Balanced Fund invests in publicly-traded common stocks, other equity securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

      For the quarter ended June 30, 2006, the Balanced Fund experienced a total return, net of expenses, of (1.15)%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of (1.02)% for the same period. For the six months ended June 30, 2006, the Fund experienced a total return, net of expenses, of 1.14%, compared to an investment record of 1.38% for the combination benchmark for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

      For the quarter ended June 30, 2006, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. During the second quarter stock selection benefited results, especially in the areas of industrials, consumer discretionary and health care. The primary detractor from returns for the quarter was the segment's substantial overweight position in information technology stocks.

      For the quarter ended June 30, 2006, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index. Interest rate strategies detracted from performance. An above benchmark duration negatively impacted performance as interest rates rose across the yield curve. An emphasis on short to intermediate maturities also negatively impacted performance as the yield curve flattened. For sector strategies, mortgage coupon and security selection added value although overall mortgages were flat relative to Treasuries. An underweight to corporate bonds, which lagged Treasuries as investors' risk appetites abated, was another positive contributor to performance. A modest allocation to TIPS benefited the portfolio as real return bonds outpaced like-duration nominal bonds as most real yields rose less than nominal yields. Modest exposure to emerging market bonds was modestly negative for performance; reducing these holdings prior to the downturn in emerging market bonds mitigated the impact on returns. Exposure to the Euro and yen helped the debt segment as these currencies gained relative to the dollar.

      For the six months ended June 30, 2006, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. For the year-to-date, stock selection in healthcare, energy and industrials helped performance while stock selection in financials and an overweight in information technology stocks hurt performance.

      For the six months ended June 30, 2006, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index. Interest rate strategies detracted from performance for the period. An above benchmark duration negatively impacted performance as interest rates rose across the yield curve during the first half of the year. An emphasis on short to intermediate maturities also negatively impacted performance as the yield curve flattened. An underweight to corporate bonds, which lagged Treasuries as investors' risk appetites abated, was a positive contributor to performance during the second quarter but this strategy was negative for the first half of the year as corporate bonds outperformed Treasuries for the period. Modest exposure to emerging market bonds was modestly negative for performance for the second quarter; reducing these holdings prior to the downturn in emerging market bonds mitigated the impact on returns for the first half of the year. Exposure to the Euro and yen helped the debt segment for the quarter and first half of the year as these currencies gained relative to the dollar.

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

      For the quarter ended June 30, 2006, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 0.49%. By comparison, the Russell 1000 Value Index produced an investment record of 0.59% for the same period. For the six months ended June 30, 2006, the Fund experienced a total return, net of expenses, of 6.16%, compared to an investment record of 6.56% for the Russell 1000 Value Index for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

      For the quarter ended June 30, 2006, the actively managed segment of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index. Relative performance was helped by stock selection within the consumer growth sector, particularly positions in Comcast and CBS. Comcast benefited from strength in its internet-based phone service rollout and subscription growth for high speed internet. Meanwhile, shares of CBS rose after the company reported good television ratings. Additionally, CBS sold Paramount Parks for a higher-than-expected price and plans to devote the proceeds to share buybacks. Relative returns were hurt by stock selection within the energy sector, especially positions in Rowan, Diamond Offshore Drilling and GlobalSantaFe. The offshore drillers pulled back from their recent strong performance as natural gas prices fell, reflecting above-normal natural gas inventories due to an unseasonably warm winter. Research, however, continues to suggest strong earnings growth for offshore drillers as major oil producers are expected to continue increasing their spending.

      The performance of the indexed segment of the Large-Cap Value Equity Fund for the quarter ended June 30, 2006 was consistent with the Russell 1000 Value Index after taking into account expenses.

      For the six month period ended June 30, 2006, the actively managed segment of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index. During the six-month time period, before fees, the segment performed in line with its benchmark, the Russell 1000 Value Index. Stock selection within the consumer staples and financial sectors detracted from relative returns. Portfolio investments within the energy and consumer growth sectors, on the other hand, added value. Chief detractors included Intel and Owens Illinois. The underweight of outperforming Bellsouth also detracted from relative performance. Key contributors were Corning, CSX and Marathon Oil.

      The performance of the indexed segment of the Large-Cap Value Equity Fund for the six month period ended June 30, 2006 was consistent with the Russell 1000 Value Index after taking into account expenses.

Large-Cap Growth Equity Fund

      The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion at the time of purchase that are believed to have strong earnings growth potential. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities its holds and to realize income principally from dividends on such securities. A segment of the Large-Cap Growth Equity Fund (approximately 33- (1)/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

      For the quarter ended June 30, 2006, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of (3.56)%. By comparison, the Russell 1000 Growth Index produced an investment record of (3.90)% for the same period. For the six months ended June 30, 2006, the Fund experienced a total return, net of expenses, of (0.57)%, compared to an investment record of (0.93)% for the Russell 1000 Growth Index for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

      The segment of the Large-Cap Growth Equity Fund which is advised with the assistance of Capital Guardian Trust Company outperformed the Russell 1000 Growth Index for the quarter ended June 30, 2006. During the second quarter the segment benefited from targeted holdings outside the index. Stock selection benefited results, especially in the areas of consumer discretionary, health care and industrials. The primary detractor from returns for the quarter was the segment's substantial overweight position in information technology stocks.

      The other actively segment of the Large-Cap Growth Equity Fund, which is advised with the assistance of T. Rowe Price Associates, Inc., underperformed the Russell 1000 Growth Index for the quarter ended June 30, 2006. Consumer discretionary holdings (Garmin, Kohl's,

International Game Technology and Amazon.com) aided relative results on strong stock selection, notably in household durables and multiline retail. The telecommunication services sector showed slightly positive relative performance. Information technology stocks (Juniper Networks and Microsoft) declined during the period, and an overweight position in that sector detracted from performance. Stock selection in the semiconductors and semiconductor equipment and computers and peripherals sectors also detracted from performance. Several holdings were hurt by concerns over SEC investigations into potential options backdating practices. Stock selection in the industrials and business services sector (Southwest Airlines) detracted from relative results, as did an underweight position in the consumer staples sector. Stock selection in the health care sector detracted with industry weakness led by health care providers and services (UnitedHealth Group), which declined on concerns about cost pressures related to Medicare, slowing enrollment growth and options backdating.

      The performance of the indexed segment of the Fund for the quarter ended June 30, 2006 was consistent with the Russell 1000 Growth Index after taking into account expenses.

      The segment of the Large-Cap Growth Equity Fund which is advised with the assistance of Capital Guardian Trust Company outperformed the Russell 1000 Growth Index for the six month period ended June 30, 2006. During the second quarter the segment benefited from targeted holdings outside the index. For the year-to-date, stock selection in healthcare and energy helped performance while stock selection in financials and overweight in information technology stocks hurt performance.

      The other actively managed segment of the Large-Cap Growth Equity Fund, advised with the assistance of RCM Capital Management LLC until February 28, 2006, and thereafter with the assistance of T. Rowe Price Associates, Inc., underperformed the Russell 1000 Growth Index for the six month period ended June 30, 2006. RCM outperformed during the period they advised as stock selection added to performance. Stock selection within the semiconductors, energy and biotechnology sectors helped performance for the period, while stock selection within the health care equipment, communications equipment and consumer services sectors detracted from returns. Industry strategy for the period cost. Overweight in the diversified financials sector and underweight in the food beverage and tobacco and computers and peripherals sectors aided performance. Overweight in the internet software and services and semiconductors sectors and underweight in the communications equipment sector detracted from performance. Since March 1, 2006 the segment has underperformed for the reasons noted above.

      The performance of the indexed segment of the Fund for the six month period ended June 30, 2006 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

      The Index Equity Fund invests in common stocks of U.S. companies which are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

      For the quarter ended June 30, 2006, the Index Equity Fund experienced a total return, net of expenses, of (2.09)%. By comparison, the Russell 3000 Index produced an investment record of (1.98)% for the same period. For the six months ended June 30, 2006, the Fund experienced a total return, net of expenses, of 2.98%, compared to an investment record of 3.23% for the Russell 3000 Index for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

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

      For the quarter ended June 30, 2006, the Mid-Cap Value Equity Fund, which is advised with the assistance of Ariel Capital Management, LLC, experienced a total return, net of expenses, of (2.96)%. By comparison, the Russell Mid-Cap Value Index produced an investment record of (0.56)% for the same period. For the six months ended June 30, 2006, the Fund experienced a total return, net of expenses, of (0.47)%, compared to an investment record of 7.02% for the Russell Mid-Cap Value Index for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

      The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap Value Index for the quarter ended June 30, 2006. During the quarter, the portfolio was positively impacted by some holdings whose management made key decisions to unlock shareholder value. Notably, one of the most controversial names, Tribune Co. shares rose 19.0% as the result of plans to repurchase 25% of its outstanding stock by borrowing $2 billion and selling off non-core assets. To this end, Tribune has already sold television stations in Atlanta and Albany. Some of the Fund's holdings had short-term setbacks that negatively impacted performance. Career Education Corp.'s shares fell 20.8% on lower earnings driven by an enrollment slowdown. Declining enrollment numbers should reverse once regulatory issues overshadowing the company are resolved. Accordingly, the position was increased on the stock's recent weakness.

      The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap Value Index for the six month period ended June 30, 2006. During the first six months of 2006, the portfolio was positively impacted by several holdings. Notably, ARAMARK Corp. shares traded up 19.7% after the company's Chairman and Chief Executive Officer submitted a proposal to take the company private at a price of $32 per share. Conversely, some of the holdings had short-term setbacks that hurt performance. Carnival Corp.'s stock declined 21.1% as a result of lowered earnings guidance due to fewer bookings, higher fuel costs and a change in accounting procedures. Despite short-term setbacks, due to continued faith in the brand and in Carnival's leadership, the position was increased based on the stock's recent weakness.

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

      For the quarter ended June 30, 2006, the Mid-Cap Growth Equity Fund, which is advised by Turner Investment Partners, experienced a total return, net of expenses, of (6.83)%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of (4.69)% for the same period. For the six months ended June 30, 2006, the Fund experienced a total return, net of expenses, of 4.28%, compared to an investment record of 2.56% for the Russell Mid-Cap Growth Index for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

      The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the quarter ended June 30, 2006. During the quarter, stock selection within the portfolio was strongest in the producer durable (+0.6% vs. the benchmark) and consumer staples (+0.5% vs. the benchmark) sectors, while technology (-1.8% vs. the benchmark) and healthcare (-0.7% vs. the benchmark) detracted from performance. While strong stock selection within producer durables was broad based, holdings in the technology equipment industry were the leading contributors to portfolio performance. Varian Semiconductor was up 16% while Crown Castle International Corp. gained 22% during the quarter. Varian, a producer of ion implantation equipment used in the manufacture of semiconductors, has been executing well in Japan and expects to expand operations in the area. Crown Castle International Corp., which leases space on its towers to wireless companies, saw a significant upswing driven by the anticipated FCC spectrum auction this summer.

      Consumer staples was led by Hansen Natural Corp. (1.5% weighting), which gained an astonishing 51% during the period, as its Monster energy brand drinks continue to take market share and as Red Bull continues to lose. The fundamentals remain strong for the energy drinks category and Hansen.

      In technology, questions regarding corporate stock option backdating impacted several of the Fund's large holdings, including F5 Networks, which fell 26%, Openwave Systems, which was down 44%, and JDS Uniphase, which lost 39%. F5 Networks, a provider of application delivery networking, was down for the quarter due to the option back dating dilemma and intensifying competitive landscape. JDS Uniphase, a provider of communications test and measurement solutions and optical products, announced June guidance slightly below estimates due to various one time factors. General business trends appear intact. Exposure to F5 Networks and JDS Uniphase was reduced amid the stock option concerns. However, the Fund continues to hold the stocks based on some of the positive long-term growth prospects mentioned above.

      The healthcare sector was the other significant relative detractor for the second quarter. Management service providers hurt performance. Humana Inc. lost 21% of its value during the holding period and Cerner Corp. gave back 21%. Humana, a health benefits company, traded down for the quarter given heightened scrutiny around pricing in the managed care sector combined with execution risk. Cerner, a supplier of healthcare information technology, posted disappointing backlog numbers during the most recent earnings release.

      The Mid-Cap Growth Equity Fund outperformed the Russell Mid-Cap Growth Index for the six month period ended June 30, 2006. For the year-to-date period ending June 30th, the Fund outperformed the benchmark. When analyzing the Fund's performance and attribution combining the first and second quarters of this year, the producer durables, consumer staples and financial services sectors contributed the most to performance versus the benchmark while the healthcare and autos and transportation sectors detracted from the relative performance.

      Within producer durables, performance contribution was broad-based among industries. Mining equipment manufacturer Joy Global Inc. advanced 31% while electronic instrument company Itron Inc. was up 48% for the six-month period. The consumer staples sector as a group advanced 41% during the first half of the year, with much of this advance led by Hansen Natural Corp. (+142%). Holdings in the financial services sector outpaced that of the index: 6.6% vs. 3.1%. Much of the sector's performance was driven by asset sensitive companies such as CB Richard Ellis Group Inc. (+27%) and Affiliated Managers Group Inc. (+9%).

      Weighing on performance for the year-to-date period was security selection within the healthcare sector (-3.9% for the portfolio vs. 0.6% vs. the benchmark), which represented 15% of the portfolio on average. Health services companies struggled the most, including Express Scripts Inc., Cerner Corp. and Omnicare Inc. Although autos and transportation posted a healthy return of 11% and contributed positively to the Fund, the Fund's 3% position in the sector lagged the benchmark and eroded 0.3% of relative performance.

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

      For the quarter ended June 30, 2006, the Small-Cap Equity Fund experienced a total return, net of expenses, of (7.56)%. By comparison, the Russell 2000 Index produced an investment record of (5.02)% for the same period. For the six months ended June 30, 2006, the Fund experienced a total return, net of expenses, of 3.38%, compared to an investment record of 8.21% for the Russell 2000 Index for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

      The segment of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP underperformed the Russell 2000 Index for the quarter ended June 30, 2006. A bottom-up investment approach was the primary driver behind negative performance in the second quarter. Stock selection suffered across most sectors, with the exception of the utilities, telecommunication services and health care sectors. Below is a summary of key performance drivers during the second quarter.

      Security selection in the information technology sector detracted from relative performance, due in part to holdings such as Sapient Corporation and Plantronics Inc. The holding in Sapient declined as preliminary first quarter earnings results were below expectations. However, Sapient maintains strong fundamentals and demand is healthy, so positions were increased during the second quarter. Plantronics, like Sapient, announced lower-than-expected earnings. The consumer discretionary sector also performed poorly due to security selection. The segment's overweight position in underperforming stocks such as Fleetwood Enterprises detracted from performance. Fleetwood Enterprises, which produces recreational vehicles, divested its non-core assets and is undergoing cost restructuring, which hurt the stock in the second quarter. However, belief is that the stock will bounce back and the holding will be maintained. Stock selection in the utilities sector was positive, primarily due to the strong performance of non-benchmark holding UGI Corp, a distributor of propane and butane. UGI announced earlier in the year that it would acquire PG Energy, a gas distributor, which pushed the stock price up during the second quarter. The segment's overweight position in El Paso Electric, a public utility company, also contributed to performance. Fundamentals and retail growth for El Paso remain strong due to customer growth at the utility and low cost wholesale generator. Despite negative absolute returns, relative performance in the health care sector was positive in the second quarter, attributable to strong returns from holdings in Magellan Health Services and Diagnostic Products. Magellan performed well as a result of contract wins and the successful acquisition of National Imaging Associates, a radiology benefit management service company. Diagnostic Products' share price increased significantly upon the announcement that the company would be acquired by Siemens. The segment benefited from not holding many of the benchmark names that declined across the telecommunication services sector. At the same time, the segment held an overweight position in long-distance carrier General Communications, which contributed significantly to performance. General Communications' consumer revenues improved during the second quarter, driven by an increase in video and wireless penetration.

      The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the quarter ended June 30, 2006. Stock selection was good within the energy and healthcare sectors in the quarter as energy stocks returned 11.1% versus 4.0% for the benchmark, and healthcare stock returns were -7.5% vs. -9.2%. For the quarter the energy and utility sectors were the only positive returning sectors. Performance for the quarter was driven predominantly by negative stock selection within 5 sectors compared to the benchmark: consumer discretionary (-15.6% vs. -6.8%), consumer staples (-26.5% vs. -1.0%), financials (-5.2% vs. -1.7%), information technology (-13.0% vs. -10.5%), and materials (-36.4% vs. -5.1%). The segment's strategy is to invest in companies with higher expected growth, better quality and governance, and lower price-to-earnings ratios than the companies in its benchmark, but these qualities were not rewarded in the cautious climate of the second quarter. The segment's strategy continued to have strong positive earnings surprise prediction. Of the 91 companies reporting surprises during the quarter, 84% of them exceeded what had been predicted by analysts versus only 63% for the Russell 2000 Index. Four of the best performing stocks for the quarter were Celadon Group (51.0%), Universal Compression Holdings (24.3%), OMI Corp. (20.7%) and NS Group (19.7%). Celadon Group is one of North America's largest truck load carriers in terms of revenues with operations in the United States, Mexico and Canada. The company has reported better than expected earnings for nine quarters in a row. Universal Compression Holdings is the second largest natural gas compression services company in the world. On May 9 the company reported earnings for the March quarter of $0.68, 10% better than expected, and raised guidance for the June quarter and full year. OMI Corp. provides seaborne transportation services for crude oil and petroleum products in the international shipping markets. The company reported 6% better earning than expected for the March quarter on April 24, and raised its guidance for the June quarter and full year on June 15 due to continued firm tanker day rates. NS Group manufactures and markets seamless and welded tubular steel products which are used primarily in the drilling for and production of oil and gas. March quarter earnings were 27% above expectations, and estimates have risen sharply for the June quarter and full year. Neoware Systems (-60.2%), Jos. A. Bank Clothiers (-44.9%), Omnivision Technologies (-30.1%) and Headwaters, Inc. (-27.5%) were the four largest contributors to poor stock performance in the quarter. Neoware Systems, Jos. A. Bank, and Headwaters were sold. Omnivision is still held as it has not violated the sell discipline. In fact, Omnivision reported better than expected April quarter earnings in mid-June and raised revenue guidance for the July quarter. The segment's energy weighting grew from 8.7% to 9.5% which resulted in a 2.6% over-weighting versus the benchmark weight of 6.9% at May 31. The June 30 reconstitution of the Russell 2000 Index resulted in a weighting of 5.7% for energy. Financial exposure was increased from 14.0% to 17.9%. However, the segment is still underweight in this sector as the index weight at June 30 of 22.6% is up from 20.6% at May 31. Materials were reduced from 2.3% to 0.2% compared the new index weight of 4.4%. Staples declined by 1.7% to 1.0%. The new index weight for staples was unchanged at 2.8%. Other sector changes within the segment were relatively small. Sector weight changes of note in the Russell 2000 Index not already mentioned are a drop for industrials from 15.9% to 14.2% and an increase in the weight of consumer discretionary stocks from 13.7% to 15.6%.

      The performance of the indexed segment of the Small-Cap Equity Fund for the quarter ended June 30, 2006 underperformed the Russell 2000 Index due to trading during the reconstitution of index.

      The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP underperformed the Russell 2000 Index for the six month period ended June 30, 2006. A bottom-up investment approach produced weak relative results in the first six months of the year, with underperformance in eight of the ten broad market sectors. Poor stock selection in the information technology and materials sectors detracted from performance relative to the Russell 2000 Index. Within the technology sector, non-benchmark holding Red Hat detracted significantly from performance. Red Hat announced early in the second quarter its planned acquisition of JBoss. Due to net operating losses during the quarter, investor sentiment toward Red Hat was negative; however, the company has a strong pipeline with innovative ideas which are expected to accelerate revenue growth. Security selection within the materials sector detracted from performance year-to-date, due in large part to the segment's overweight position in Cleveland-Cliffs, an iron ore pellet producer. The decrease in the price of iron ore pellets directly contributed to deteriorating earnings during the first half of the year. The top-performing sectors year-to-date were consumer staples and health care. The consumer staples sector contributed to returns due to strong security selection. In particular, the segment's holding in Wild Oats Markets, which exceeded earnings forecasts and has implemented innovative in-store marketing techniques, contributed significantly to performance. Year-to-date, the health care sector also aided relative results, helped by overweights in strong performers like Magellan Health Services and WellCare Health Plan.

      The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the six month period ended June 30, 2006. Performance attribution for the year-to-date period shows roughly one-third of the negative excess return due to industry group weighting variances and higher price to book relative to the benchmark. In addition, the portfolio has suffered from a severe negative performance pattern associated with higher growth companies.

      The indexed segment of the Small-Cap Equity Fund underperformed the Russell 2000 Index for the six months ended June 30, 2006 due to trading during the reconstitution of the index.

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

      For the quarter ended June 30, 2006, the International Equity Fund experienced a total return, net of expenses, of (0.22)%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the "MSCI AC World Ex-U.S. Index") produced an investment record of 0.00% for the same period. For the six months ended June 30, 2006, the Fund experienced a total return, net of expenses, of 10.30%, compared to an investment record of 9.68% for the MSCI AC World Ex-U.S. Index for the same period. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

      The segment of the International Equity Fund advised with the assistance of JPMorgan Asset Management (London) Limited slightly outperformed the MSCI AC World Ex-U.S. Index for the quarter ended June 30, 2006. Emerging markets and continental Europe contributed positively to performance. In addition to being underweight the emerging markets (which underwent a severe correction during the quarter), a number of holdings defied market pressures and posted gains. Most notable among these were China Life Insurance and Shinsagae (a Korean retailer). Meanwhile, a strong showing in continental Europe was spearheaded by energy and materials companies, with ENI, Total and Lafarge leading the charge. In contrast, stock selection in the United Kingdom and Japan detracted from performance. Overweight positions in Wolseley (a distributor of plumbing and heating fixtures) and Smith & Nephew (a maker of orthopedic products) combined with a lack of exposure to AstraZeneca (a drug company) undermined performance in the United Kingdom. In Japan, Nitto Denko (a chemical manufacturer), Nidec (a maker of miniature motors, most notably used in disk drives and iPods) and Nikko Cordial (a brokerage/investment banking house) were the main detractors.

      The segment of the International Equity Fund advised with the assistance of Philadelphia International Advisors, LP slightly outperformed the MSCI AC World Ex-U.S. Index for the quarter ended June 30, 2006. Japan was the key positive for the quarter on the back of strong stock selection as well as an underweight position. The portfolio's underweight position in emerging markets also contributed to the relative returns versus the index. On a sector basis, stock selection was particularly strong in the information technology and financial sectors.

      The segment of the International Equity Fund advised by JP Morgan Asset Management (London) Limited outperformed the MSCI AC World Ex-U.S. Index for the six month period ended June 30, 2006. Solid stock selection in emerging markets and the Pacific basin combined with an underweight position in Japan have accounted for much of the out-performance. Among emerging market holdings, China Life Insurance, Petrobras (a Brazilian oil company) and Telekom Indonesia have been exemplary performers while in the Pacific Basin, BHP Billiton (an Australian mining company) led the pack. In contrast, stock selection in the United Kingdom and North America has lagged. In the United Kingdom, holdings fared poorly in the health care sector, where the segment lacked exposure to AstraZeneca and was overweight in Smith & Nephew. In North America, Talisman Energy and Shoppers Drug Mart (a Canadian retailer) weighed down performance.

      The segment of the International Equity Fund advised by Philadelphia International Advisors, L.P. outperformed the MSCI AC World Ex-U.S. Index for the six month period ended June 30, 2006. Year-to-date, robust mergers and acquisitions activity within the segment combined with solid stock picking within the Japanese market led the segment to outperform the index by a nice margin.

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

      For the quarter ended June 30, 2006, the Structured Portfolio Service experienced a total return, net of expenses, of (0.29)% for the Conservative Portfolio, (0.97)% for the Moderate Portfolio, and (1.61)% for the Aggressive Portfolio.

      For the six month period ended June 30, 2006, the Structured Portfolio Service experienced a total return, net of expenses, of 1.84% for the Conservative Portfolio, 2.75% for the Moderate Portfolio, and 3.74% for the Aggressive Portfolio.

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

Item 4. CONTROLS AND PROCEDURES.

      Conclusion Regarding the Effectiveness of Disclosure Controls and
Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of June 30, 2006. However, an error made in preparing one of the Collective Trust's funds financial highlight data was not timely detected by management in its review of preliminary drafts. The Collective Trust investigated the error and determined the review control scheduled to be executed was not performed.

      Internal Control Over Financial Reporting: No change in the Collective Trust's internal control over financial reporting occurred during the Collective Trust's last fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Collective Trust's internal control over financial reporting. However, in response to the error noted above the Collective Trust does anticipate changes in internal controls for the fiscal quarter ending September 30, 2006 to mitigate occurrence of data input error in preparation of the Collective Trust's financial statements.


PART II. OTHER INFORMATION.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      During the quarter ended June 30, 2006, the Collective Trust issued an aggregate of approximately $168,000,000 in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund or portfolio of the Structured Portfolio Service.

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


                                    AMERICAN BAR ASSOCIATION MEMBERS/
                                    STATE STREET COLLECTIVE TRUST


August 11, 2006                     By:   /s/ Philip J. Lussier
                                          ----------------------
                                          Name:  Philip J. Lussier
                                          Title: Chief Executive Officer



August 11, 2006                     By:   /s/ Beth M. Halberstadt
                                          ------------------------
                                          Name:  Beth M. Halberstadt
                                          Title: Chief Financial Officer

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