Form 10-Q
period 2006-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2006-11-09
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006.

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

(603) 589-4097

(Registrant’s Telephone Number, including Area Code)

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 1b-2 of the Exchange Act.    Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

i

ii

iii

PART I. FINANCIAL INFORMATION.

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2006
Assets
Investments, at value (cost $232,536,027)	$288,946,669	(a)
Investments in affiliated issuers, at value (cost $25,500,497)	25,500,497
Investments in Intermediate Bond Fund, at value (cost $150,716,350 and units of 8,290,191)	163,426,110
Cash	205
Dividends and interest receivable	252,230
Receivable for investments sold	158,801
Receivable for fund units sold	104,477

Total assets	478,388,989

Liabilities
Payable for collateral received on securities loaned	23,528,617
Payable for investments purchased	437,670
Investment advisory fee payable	166,340
State Street Bank and Trust Company—program fee payable	83,327
Trustee, management and administration fees payable	22,070
ABA Retirement Funds—program fee payable	10,062
Other accruals	72,359

Total liabilities	24,320,445

Net Assets (equivalent to $84.82 per unit based on 5,353,010 units outstanding)	$454,068,544

(a)	Includes securities on loan with a value of $22,952,368.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income
Dividends (net of foreign tax expense of $2,014 and $9,367, respectively)	$1,095,588	$3,294,052
Dividends—affiliated issuers	35,143	122,650
Securities lending income, net	6,800	17,590

Total investment income	1,137,531	3,434,292

Expenses
Investment advisory fee	166,339	506,648
State Street Bank and Trust Company—program fee	248,109	737,308
ABA Retirement Funds—program fee	30,990	94,409
Trustee, management and administration fees	67,568	203,904
Reports to unitholders	13,013	36,043
Legal and audit fees	23,703	61,502
Compliance consultant fees	25,576	70,844
Registration fees	2,771	7,681
Other fees	12,333	31,219

Total expenses	590,402	1,749,558

Net investment income	547,129	1,684,734

Net realized and unrealized gain
Net realized gain on:
Investments	4,393,954	15,850,601
Intermediate Bond Fund	489,824	1,058,704

Net realized gain	4,883,778	16,909,305

Change in net unrealized appreciation (depreciation) on investments	10,139,857	2,512,580

Net realized and unrealized gain	15,023,635	19,421,885

Net increase in net assets resulting from operations	$15,570,764	$21,106,619

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
From operations
Net investment income	$547,129	$1,684,734
Net realized gain	4,883,778	16,909,305
Change in net unrealized appreciation (depreciation)	10,139,857	2,512,580

Net increase in net assets resulting from operations	15,570,764	21,106,619

From unitholder transactions
Proceeds from units issued	3,494,894	9,216,434
Cost of units redeemed	(18,276,569)	(45,194,181)

Net decrease in net assets resulting from unitholder transactions	(14,781,675)	(35,977,747)

Net increase (decrease) in net assets	789,089	(14,871,128)
Net Assets
Beginning of period	453,279,455	468,939,672

End of period	$454,068,544	$454,068,544

Number of units
Outstanding-beginning of period	5,531,975	5,787,593
Issued	41,897	111,143
Redeemed	(220,862)	(545,726)

Outstanding-end of period	5,353,010	5,353,010

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income†	$0.21	$0.62
Net expenses(†)††	(0.11)	(0.31)

Net investment income	0.10	0.31
Net realized and unrealized gain (loss)	2.78	3.49

Net increase (decrease) in unit value	2.88	3.80
Net asset value at beginning of period	81.94	81.02

Net asset value at end of period	$84.82	$84.82

Ratio of net expenses to average net assets*††	0.52%	0.51%
Ratio of net investment income to average net assets*	0.48%	0.49%
Portfolio turnover**†††	4%	12%
Total return**	3.51%	4.69%
Net assets at end of period (in thousands)	$454,069	$454,069

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds or the Intermediate Bond Fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests a portion of its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2006
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $355,282,358 and units of 38,985,887)	$436,563,966
Cash	312

Total assets	436,564,278

Liabilities
Payable for fund units redeemed	922,371
State Street Bank and Trust Company—program fee payable	124,391
Trustee, management and administration fees payable	32,896
ABA Retirement Funds—program fee payable	14,440
Other accruals	105,814

Total liabilities	1,199,912

Net Assets (equivalent to $34.35 per unit based on 12,675,789 units outstanding)	$435,364,366

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income
Securities lending income from underlying affiliated fund	$8,518	$42,689

Total investment income	8,518	42,689

Expenses
State Street Bank and Trust Company—program fee	365,115	1,052,092
ABA Retirement Funds—program fee	45,589	134,641
Trustee, management and administration fees	99,406	290,842
Reports to unitholders	19,144	51,466
Legal and audit fees	34,870	87,920
Compliance consultant fees	37,628	101,162
Registration fees	4,077	10,968
Other fees	18,140	44,646

Total expenses	623,969	1,773,737

Net investment loss	(615,451)	(1,731,048)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	492,848	1,033,805
Change in net unrealized appreciation (depreciation)	18,950,010	31,460,734

Net realized and unrealized gain	19,442,858	32,494,539

Net increase in net assets resulting from operations	$18,827,407	$30,763,491

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
From operations
Net investment loss	$(615,451)	$(1,731,048)
Net realized gain	492,848	1,033,805
Change in net unrealized appreciation (depreciation)	18,950,010	31,460,734

Net increase in net assets resulting from operations	18,827,407	30,763,491

From unitholder transactions
Proceeds from units issued	3,700,347	19,006,377
Cost of units redeemed	(7,978,818)	(17,107,934)

Net increase (decrease) in net assets resulting from unitholder transactions	(4,278,471)	1,898,443

Net increase in net assets	14,548,936	32,661,934
Net Assets
Beginning of period	420,815,430	402,702,432

End of period	$435,364,366	$435,364,366

Number of units
Outstanding-beginning of period	12,806,419	12,621,390
Issued	110,358	572,499
Redeemed	(240,988)	(518,100)

Outstanding-end of period	12,675,789	12,675,789

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income†(a)	$0.00	$0.00
Net expenses(†)††	(0.05)	(0.14)

Net investment loss	(0.05)	(0.14)
Net realized and unrealized gain	1.54	2.58

Net increase in unit value	1.49	2.44
Net asset value at beginning of period	32.86	31.91

Net asset value at end of period	$34.35	$34.35

Ratio of net expenses to average net assets*††	0.59%	0.56%
Ratio of net investment loss to average net assets*	(0.58)%	(0.55)%
Portfolio turnover**†††	2%	5%
Total return**	4.53%	7.65%
Net assets at end of period (in thousands)	$435,364	$435,364

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Amounts less than $0.005 per unit are rounded to zero.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2006
Assets
Investments, at value (cost $507,336,394)	$505,438,177	(a)
Investments in affiliated issuers, at value (cost $109,773,798)	109,773,798
Foreign currency, at value (cost $6,959,329)	6,904,467
Cash	82
Receivable for investments sold	15,916,250
Dividends and interest receivable	2,682,931
Receivable for fund units sold	939,847
Gross unrealized appreciation of forward currency exchange contracts	170,266
Swap contracts, at value	56,426

Total assets	641,882,244

Liabilities
Payable for collateral received on securities loaned	93,600,938
Payable for investments purchased	82,207,427
Swap contracts, at value	1,339,156
Investment advisory fee payable	207,061
State Street Bank and Trust Company—program fee payable	132,850
Payable for futures variation margin	113,562
Gross unrealized depreciation of forward currency exchange contracts	91,967
Trustee, management and administration fees payable	35,155
ABA Retirement Funds—program fee payable	16,023
Other accruals	114,319

Total liabilities	177,858,458

Net Assets (equivalent to $19.71 per unit based on 23,540,870 units outstanding)	$464,023,786

(a)	Includes securities on loan with a value of $91,732,856.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income
Dividends	$41,659	$124,978
Interest - unaffiliated issuers	5,877,892	16,779,126
Securities lending income	17,009	42,187

Total investment income	5,936,560	16,946,291

Expenses
Investment advisory fee	310,909	920,913
State Street Bank and Trust Company—program fee	394,719	1,138,818
ABA Retirement Funds—program fee	49,302	145,759
Trustee, management and administration fees	107,494	314,844
Reports to unitholders	20,705	55,734
Legal and audit fees	37,714	95,206
Compliance consultant fees	40,696	109,549
Registration fees	4,409	11,877
Other fees	19,619	48,346

Total expenses	985,567	2,841,046

Net investment income	4,950,993	14,105,245

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	592,479	(188,891)
Foreign currency transactions and forward currency exchange contracts	(150,125)	531,076
Swap contracts	—	(2,156,742)
Written options	—	(7,176)
Futures contracts	(340,911)	(3,432,408)

Net realized gain (loss)	101,443	(5,254,141)

Change in net unrealized appreciation (depreciation) on:
Investments	6,687,972	244,296
Foreign currency transactions and forward currency exchange contracts	(58,464)	123,915
Written options	—	(21,603)
Futures contracts	3,426,705	1,807,512
Swap contracts	2,115,929	1,910,212

Change in net unrealized appreciation (depreciation)	12,172,142	4,064,332

Net realized and unrealized gain (loss)	12,273,585	(1,189,809)

Net increase in net assets resulting from operations	$17,224,578	$12,915,436

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
From operations
Net investment income	$4,950,993	$14,105,245
Net realized gain (loss)	101,443	(5,254,141)
Change in net unrealized appreciation (depreciation)	12,172,142	4,064,332

Net increase in net assets resulting from operations	17,224,578	12,915,436

From unitholder transactions
Proceeds from units issued	6,917,249	15,215,369
Cost of units redeemed	(10,128,961)	(18,151,594)

Net decrease in net assets resulting from unitholder transactions	(3,211,712)	(2,936,225)

Net increase in net assets	14,012,866	9,979,211
Net Assets
Beginning of period	450,010,920	454,044,575

End of period	$464,023,786	$464,023,786

Number of units
Outstanding-beginning of period	23,708,981	23,695,486
Issued	355,626	789,757
Redeemed	(523,737)	(944,373)

Outstanding-end of period	23,540,870	23,540,870

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income†	$0.25	$0.71
Net expenses(†)††	(0.04)	(0.12)

Net investment income	0.21	0.59
Net realized and unrealized gain (loss)	0.52	(0.04)

Net increase in unit value	0.73	0.55
Net asset value at beginning of period	18.98	19.16

Net asset value at end of period	$19.71	$19.71

Ratio of net expenses to average net assets*††	0.86%	0.83%
Ratio of net investment income to average net assets*	4.31%	4.14%
Portfolio turnover**	49%	242%
Total return**	3.85%	2.87%
Net assets at end of period (in thousands)	$464,024	$464,024

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2006
Assets
Investments, at value (cost $181,855,165)	$247,133,665	(a)
Investments in affilated issuers, at value (cost $47,057,157)	47,057,157
Foreign currency, at value (cost $565,755)	561,009
Cash	1,202
Receivable for fund units sold	1,084,634
Dividends and interest receivable	686,724
Tax reclaims receivable	160,665
Receivable for investments sold	121,963

Total assets	296,807,019

Liabilities
Payable for collateral received on securities loaned	40,064,624
Investment advisory fee payable	115,604
State Street Bank and Trust Company—program fee payable	72,817
Payable for investments purchased	39,434
Trustee, management and administration fees payable	19,230
ABA Retirement Funds—program fee payable	8,752
Tax withholding payable	2,583
Other accruals	61,017

Total liabilities	40,384,061

Net Assets (equivalent to $28.48 per unit based on 9,002,083 units outstanding)	$256,422,958

(a)	Includes securities on loan with a value of $38,183,012.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income
Dividends (net of foreign tax expense of $24,895 and $312,623, respectively)	$1,621,296	$5,666,061
Dividends—affiliated issuers	87,345	224,043
Securities lending income, net	28,751	94,833

Total investment income	1,737,392	5,984,937

Expenses
Investment advisory fee	348,592	1,002,451
State Street Bank and Trust Company—program fee	213,216	592,815
ABA Retirement Funds—program fee	26,622	75,820
Trustee, management and administration fees	58,054	163,808
Reports to unitholders	11,181	29,006
Legal and audit fees	20,367	49,622
Compliance consultant fees	21,976	57,010
Registration fees	2,381	6,181
Other fees	10,594	25,213

Total expenses	712,983	2,001,926

Net investment income	1,024,409	3,983,011

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investment securities	2,477,310	13,274,836
Foreign currency	(22,462)	38,462

Net realized gain	2,454,848	13,313,298

Change in net unrealized appreciation (depreciation) on:
Investment securities	6,126,955	13,303,944
Foreign currency	(18,171)	5,356

Net change in net unrealized appreciation (depreciation)	6,108,784	13,309,300

Net realized and unrealized gain	8,563,632	26,622,598

Net increase in net assets resulting from operations	$9,588,041	$30,605,609

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
From operations
Net investment income	$1,024,409	$3,983,011
Net realized gain	2,454,848	13,313,298
Change in net unrealized appreciation (depreciation)	6,108,784	13,309,300

Net increase in net assets resulting from operations	9,588,041	30,605,609

From unitholder transactions
Proceeds from units issued	6,147,123	30,940,791
Cost of units redeemed	(2,096,737)	(7,229,648)

Net increase in net assets resulting from unitholder transactions	4,050,386	23,711,143

Net increase in net assets	13,638,427	54,316,752
Net Assets
Beginning of period	242,784,531	202,106,206

End of period	$256,422,958	$256,422,958

Number of units
Outstanding-beginning of period	8,857,300	8,133,807
Issued	221,242	1,137,460
Redeemed	(76,459)	(269,184)

Outstanding-end of period	9,002,083	9,002,083

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income†	$0.20	$0.69
Net expenses(†)††	(0.08)	(0.23)

Net investment income	0.12	0.46
Net realized and unrealized gain	0.95	3.17

Net increase in unit value	1.07	3.63
Net asset value at beginning of period	27.41	24.85

Net asset value at end of period	$28.48	$28.48

Ratio of net expenses to average net assets*††	1.15%	1.13%
Ratio of net investment income to average net assets*	1.65%	2.25%
Portfolio turnover**	6%	24%
Total return**	3.90%	14.61%
Net assets at end of period (in thousands)	$256,423	$256,423

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion is its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2006
Assets
Investments, at value (cost $456,984,299)	$511,267,761
Investments in affiliated issuers, at value (cost $214,309,280)	283,981,478
Cash	1,213
Dividends and interest receivable	395,876
Receivable for investments sold	301,815

Total assets	795,948,143

Liabilities
Payable for collateral received on securities loaned	35,074,488
Payable for investments purchased	754,795
Payable for fund units redeemed	599,183
Investment advisory fee payable	218,874
State Street Bank and Trust Company—program fee payable	216,767
Trustee, management and administration fees payable	57,459
ABA Retirement Funds—program fee payable	26,170
Other accruals	189,050

Total liabilities	37,136,786

Net Assets (equivalent to $50.74 per unit based on 14,956,351 units outstanding)	$758,811,357

(a)	Includes securities on loan with a value of $34,256,457.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income
Dividends (net of foreign tax expense of $1,652 and $8,077, respectively.)	$1,388,563	$4,415,024
Dividends—affiliated issuers	60,183	334,142
Securities lending income, net	15,375	34,080

Total investment income	1,464,121	4,783,246

Expenses
Investment advisory fee	374,038	1,118,972
State Street Bank and Trust Company—program fee	643,451	1,937,847
ABA Retirement Funds—program fee	80,363	248,177
Trustee, management and administration fees	175,215	535,982
Reports to unitholders	33,743	94,699
Legal and audit fees	61,462	161,508
Compliance consultant fees	66,324	186,140
Registration fees	7,186	20,181
Other fees	31,974	81,963

Total expenses	1,473,756	4,385,469

Net investment income (loss)	(9,635)	397,777

Net realized and unrealized gain (loss) on investments
Net realized gain—unaffiliated issuers	3,238,112	54,660,084
Net realized gain—affiliated issuers	2,808,933	8,207,525

Net realized gain	6,047,045	62,867,609

Change in net unrealized appreciation (depreciation) on investments	18,900,322	(42,055,353)

Net realized and unrealized gain	24,947,367	20,812,256

Net increase in net assets resulting from operations	$24,937,732	$21,210,033

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
From operations
Net investment income (loss)	$(9,635)	$397,777
Net realized gain	6,047,045	62,867,609
Change in net unrealized appreciation (depreciation) on investments	18,900,322	(42,055,353)

Net increase in net assets resulting from operations	24,937,732	21,210,033

From unitholder transactions
Proceeds from units issued	3,004,855	14,442,168
Cost of units redeemed	(27,340,347)	(66,466,539)

Net decrease in net assets resulting from unitholder transactions	(24,335,492)	(52,024,371)

Net increase (decrease) in net assets	602,240	(30,814,338)
Net Assets
Beginning of period	758,209,117	789,625,695

End of period	$758,811,357	$758,811,357

Number of units
Outstanding-beginning of period	15,456,467	16,007,462
Issued	62,093	288,593
Redeemed	(562,209)	(1,339,704)

Outstanding-end of period	14,956,351	14,956,351

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income†	$0.10	$0.31
Net expenses(†)††	(0.10)	(0.28)

Net investment income (loss)	0.00 (a)	0.03
Net realized and unrealized gain	1.69	1.38

Net increase in unit value	1.69	1.41
Net asset value at beginning of period	49.05	49.33

Net asset value at end of period	$50.74	$50.74

Ratio of net expenses to average net assets*††	0.79%	0.76%
Ratio of net investment income (loss) to average net assets*	(0.01)%	0.07%
Portfolio turnover**†††	5%	48%
Total return**	3.45%	2.86%
Net assets at end of period (in thousands)	$758,811	$758,811

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Less than ($.005) per unit.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2006
Assets
Investments, at value (cost $253,587,287)	$319,586,965	(a)
Investments in affiliated issuers, at value (cost $86,830,656)	119,329,139
Cash	714
Receivable for investments sold	2,030,778
Dividends and interest receivable	415,208
Receivable for fund units sold	22,298

Total assets	441,385,102

Liabilities
Payable for collateral received on securities loaned	6,899,040
Payable for investments purchased	3,391,919
Payable for fund units redeemed	345,995
State Street Bank and Trust Company—program fee payable	122,479
Investment advisory fee payable	66,156
Trustee, management and administration fees payable	32,368
ABA Retirement Funds—program fee payable	14,742
Other accruals	103,100

Total liabilities	10,975,799

Net Assets (equivalent to $40.99 per unit based on 10,500,316 units outstanding)	$430,409,303

(a)	Includes securities on loan with a value of $6,729,796.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income
Dividends (net of foreign tax expense of $19 and $4,451, respectively.)	$1,892,713	$5,388,282
Dividends—affiliated issuers	100,487	258,454
Securities lending income, net	3,931	17,332

Total investment income	1,997,131	5,664,068

Expenses
Investment advisory fee	199,899	586,017
State Street Bank and Trust Company—program fee	357,730	1,012,733
ABA Retirement Funds—program fee	44,661	129,566
Trustee, management and administration fees	97,388	279,907
Reports to unitholders	18,756	49,569
Legal and audit fees	34,164	84,736
Compliance consultant fees	36,866	97,430
Registration fees	3,994	10,563
Other fees	17,773	43,041

Total expenses	811,231	2,293,562

Net investment income	1,185,900	3,370,506

Net realized and unrealized gain
Net realized gain on:
Investments—unaffiliated issuers	3,658,889	17,717,146
Investments—affiliated issuers	552,857	2,617,763

Net realized gain	4,211,746	20,334,909

Change in net unrealized appreciation (depreciation) on:
Investments	19,754,857	24,841,592

Net realized and unrealized gain	23,966,603	45,176,501

Net increase in net assets resulting from operations	$25,152,503	$48,547,007

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
From operations
Net investment income	$1,185,900	$3,370,506
Net realized gain	4,211,746	20,334,909
Change in net unrealized appreciation (depreciation) on investments	19,754,857	24,841,592

Net increase in net assets resulting from operations	25,152,503	48,547,007

From unitholder transactions
Proceeds from units issued	7,587,786	18,411,057
Cost of units redeemed	(4,298,669)	(19,320,557)

Net increase (decrease) in net assets resulting from unitholder transactions	3,289,117	(909,500)

Net increase in net assets	28,441,620	47,637,507
Net Assets
Beginning of period	401,967,683	382,771,796

End of period	$430,409,303	$430,409,303

Number of units
Outstanding-beginning of period	10,417,644	10,529,361
Issued	190,959	472,942
Redeemed	(108,287)	(501,987)

Outstanding-end of period	10,500,316	10,500,316

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income†	$0.19	$0.54
Net expenses(†)††	(0.08)	(0.22)

Net investment income	0.11	0.32

Net realized and unrealized gain	2.29	4.32

Net increase in unit value	2.40	4.64
Net asset value at beginning of period	38.59	36.35

Net asset value at end of period	$40.99	$40.99

Ratio of net expenses to average net assets*††	0.78%	0.76%
Ratio of net investment income to average net assets*	1.14%	1.11%
Portfolio turnover**†††	4%	14%
Total return**	6.22%	12.76%
Net assets at end of period (in thousands)	$430,409	$430,409

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2006
Assets
Investments, at value (cost $97,252,916)	$107,205,072	(a)
Investments in affiliated issuers, at value (cost $24,278,734)	24,278,734
Cash	909
Receivable for investments sold	2,768,023
Receivable for fund units sold	4,991
Dividends and interest receivable	41,280

Total assets	134,299,009

Liabilities
Payable for collateral received on securities loaned	22,466,081
Payable for investments purchased	1,893,396
Investment advisory fee payable	169,521
State Street Bank and Trust Company—program fee payable	31,331
Payable for fund units redeemed	21,796
Trustee, management and administration fees payable	8,289
ABA Retirement Funds—program fee payable	3,776
Other accruals	27,233

Total liabilities	24,621,423

Net Assets (equivalent to $21.28 per unit based on 5,153,651 units outstanding)	$109,677,586

(a)	Includes securities on loan with a value of $21,959,605.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income
Dividends (net of foreign tax expense of $0 and $287, respectively.)	$92,320	$587,878
Dividends—affiliated issuer	29,775	127,760
Securities lending income, net	8,291	36,329

Total investment income	130,386	751,967

Expenses
Investment advisory fee	169,521	504,939
State Street Bank and Trust Company—program fee	94,036	273,080
ABA Retirement Funds—program fee	11,749	34,953
Trustee, management and administration fees	25,614	75,491
Reports to unitholders	4,933	13,329
Legal and audit fees	8,986	22,766
Compliance consultant fees	9,695	26,196
Registration fees	1,050	2,840
Other fees	4,672	11,557

Total expenses	330,256	965,151

Net investment loss	(199,870)	(213,184)

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on:
Investments	(1,148,038)	3,939,139

Change in net unrealized appreciation (depreciation) on:
Investments	(2,277,436)	(4,816,775)

Net realized and unrealized loss	(3,425,474)	(877,636)

Net decrease in net assets resulting from operations	$(3,625,344)	$(1,090,820)

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
From operations
Net investment loss	$(199,870)	$(213,184)
Net realized gain (loss)	(1,148,038)	3,939,139
Change in net unrealized appreciation (depreciation) on investments	(2,277,436)	(4,816,775)

Net decrease in net assets resulting from operations	(3,625,344)	(1,090,820)

From unitholder transactions
Proceeds from units issued	4,404,127	32,908,756
Cost of units redeemed	(6,752,995)	(13,180,226)

Net increase (decrease) in net assets resulting from unitholder transactions	(2,348,868)	19,728,530

Net increase (decrease) in net assets	(5,974,212)	18,637,710
Net Assets
Beginning of period	115,651,798	91,039,876

End of period	$109,677,586	$109,677,586

Number of units
Outstanding-beginning of period	5,269,735	4,324,917
Issued	210,377	1,448,906
Redeemed	(326,461)	(620,172)

Outstanding-end of period	5,153,651	5,153,651

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income†	$0.03	$0.15
Net expenses(†)††	(0.06)	(0.19)

Net investment loss	(0.03)	(0.04)
Net realized and unrealized gain (loss)	(0.64)	0.27 (a)

Net increase (decrease) in unit value	(0.67)	0.23
Net asset value at beginning of period	21.95	21.05

Net asset value at end of period	$21.28	$21.28

Ratio of net expenses to average net assets*††	1.21%	1.18%
Ratio of net investment loss to average net assets*	(0.73)%	(0.26)%
Portfolio turnover**	35%	98%
Total return**	(3.05)%	1.09%
Net assets at end of period (in thousands)	$109,678	$109,678

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
(a)	The per unit amount shown does not correspond to the net change in realized and unrealized gain (loss) for the period due to the timing of sales and redemptions of units in relation to the fluctuating market values of the investments of the fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2006
Assets
Investments, at value (cost $58,829,138)	$65,717,989	(a)
Investments in affiliated issuers, at value (cost $16,255,137)	16,255,137
Cash	159,836
Receivable for investments sold	7,850
Receivable for fund units sold	7,595
Dividends and interest receivable	89,577

Total assets	82,237,984

Liabilities
Payable for collateral received on securities loaned	12,052,953
Payable for investments purchased	436,616
Payable for fund units redeemed	326,090
Investment advisory fee payable	31,925
State Street Bank and Trust Company—program fee payable	19,590
Trustee, management and administration fees payable	5,176
ABA Retirement Funds—program fee payable	2,351
Other accruals	16,579

Total liabilities	12,891,280

Net Assets (equivalent to $15.43 per unit based on 4,495,544 units outstanding)	$69,346,704

(a)	Includes securities on loan with a value of $11,754,995.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income
Dividends (net of foreign tax expense of $33 and $1,846, respectively.)	$213,931	$613,000
Dividends- affiliated issuers	37,739	72,374
Securities lending income, net	5,023	13,719

Total investment income	256,693	699,093

Expenses
Investment advisory fee	95,350	286,326
State Street Bank and Trust Company—program fee	56,870	166,565
ABA Retirement Funds—program fee	7,099	21,319
Trustee, management and administration fees	15,479	46,049
Reports to unitholders	2,981	8,145
Compliance consultant fees	5,858	16,007
Legal and audit fees	5,430	13,904
Registration fees	635	1,736
Other fees	2,825	7,060

Total expenses	192,527	567,111

Net investment income	64,166	131,982

Net realized and unrealized gain (loss) on investments
Net realized gain on:
Investments	236,571	2,908,098
Change in net unrealized appreciation (depreciation) on:
Investments	2,720,068	(328,658)

Net realized and unrealized gain	2,956,639	2,579,440

Net increase in net assets resulting from operations	$3,020,805	$2,711,422

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
From operations
Net investment income	$64,166	$131,982
Net realized gain	236,571	2,908,098
Change in net unrealized appreciation (depreciation) on investments	2,720,068	(328,658)

Net increase in net assets resulting from operations	3,020,805	2,711,422

From unitholder transactions
Proceeds from units issued	2,186,243	7,349,722
Cost of units redeemed	(1,562,212)	(6,855,764)

Net increase in net assets resulting from unitholder transactions	624,031	493,958

Net increase in net assets	3,644,836	3,205,380
Net Assets
Beginning of period	65,701,868	66,141,324

End of period	$69,346,704	$69,346,704

Number of units
Outstanding-beginning of period	4,453,338	4,461,597
Issued	149,094	491,516
Redeemed	(106,888)	(457,569)

Outstanding-end of period	4,495,544	4,495,544

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income†	$0.06	$0.16
Net expenses(†)††	(0.04)	(0.13)

Net investment income	0.02	0.03
Net realized and unrealized gain	0.66	0.58

Net increase in unit value	0.68	0.61
Net asset value at beginning of period	14.75	14.82

Net asset value at end of period	$15.43	$15.43

Ratio of net expenses to average net assets*††	1.16%	1.14%
Ratio of net investment income to average net assets*	0.39%	0.27%
Portfolio turnover**	5%	21%
Total return**	4.61%	4.12%
Net assets at end of period (in thousands)	$69,347	$69,347

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2006
Assets
Investments, at value (cost $243,846,949)	$269,410,249	(a)
Investments in affiliated issuers, at value (cost $138,546,826)	139,610,650
Cash	1,405
Receivable for investments sold	3,363,423
Receivable for fund units sold	19,925
Dividends and interest receivable	153,009

Total assets	412,558,661

Liabilities
Payable for collateral received on securities loaned	102,193,788
Payable for investments purchased	3,944,180
Investment advisory fee payable	165,997
State Street Bank and Trust Company—program fee payable	87,973
Payable for fund units redeemed	78,768
Trustee, management and administration fees payable	23,337
ABA Retirement Funds—program fee payable	10,623
Other accruals	77,789

Total liabilities	106,582,455

Net Assets (equivalent to $68.75 per unit based on 4,450,790 units outstanding)	$305,976,206

(a)	Includes securities on loan with a value of $99,588,741.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income
Dividends	$464,049	$1,329,232
Dividends—affiliated issuers	100,588	302,046
Securities lending income, net	63,537	170,203

Total investment income	628,174	1,801,481

Expenses
Investment advisory fee	504,269	1,559,463
State Street Bank and Trust Company—program fee	263,953	811,353
ABA Retirement Funds—program fee	32,977	103,942
Trustee, management and administration fees	71,889	224,447
Reports to unitholders	13,844	39,585
Legal and audit fees	25,217	67,466
Compliance consultant fees	27,212	77,810
Registration fees	2,948	8,436
Other fees	13,120	34,229

Total expenses	955,429	2,926,731

Net investment loss	(327,255)	(1,125,250)

Net realized and unrealized gain (loss) on investments
Net realized gain (loss) on:
Investments—unaffiliated issuers	(1,429,899)	5,856,004
Investments—affiliated issuers	1,019,659	3,217,421

Net realized gain (loss)	(410,240)	9,073,425

Change in net unrealized appreciation (depreciation) on investments	(6,614,271)	(5,072,671)

Net realized and unrealized gain (loss)	(7,024,511)	4,000,754

Net increase (decrease) in net assets resulting from operations	$(7,351,766)	$2,875,504

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
From operations
Net investment loss	$(327,255)	$(1,125,250)
Net realized gain (loss)	(410,240)	9,073,425
Change in net unrealized appreciation (depreciation) on investments	(6,614,271)	(5,072,671)

Net increase (decrease) in net assets resulting from operations	(7,351,766)	2,875,504

From unitholder transactions
Proceeds from units issued	2,079,148	14,129,682
Cost of units redeemed	(10,489,233)	(25,781,593)

Net decrease in net assets resulting from unitholder transactions	(8,410,085)	(11,651,911)

Net decrease in net assets	(15,761,851)	(8,776,407)
Net Assets
Beginning of period	321,738,057	314,752,613

End of period	$305,976,206	$305,976,206

Number of units
Outstanding-beginning of period	4,576,933	4,628,769
Issued	30,495	192,058
Redeemed	(156,638)	(370,037)

Outstanding-end of period	4,450,790	4,450,790

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income†	$0.14	$0.39
Net expenses(†)††	(0.21)	(0.64)

Net investment loss	(0.07)	(0.25)
Net realized and unrealized gain (loss)	(1.48)	1.00

Net increase (decrease) in unit value	(1.55)	0.75
Net asset value at beginning of period	70.30	68.00

Net asset value at end of period	$68.75	$68.75

Ratio of net expenses to average net assets*††	1.24%	1.21%
Ratio of net investment loss to average net assets*	(0.43)%	(0.46)%
Portfolio turnover**†††	26%	59%
Total return**	(2.20)%	1.10%
Net assets at end of period (in thousands)	$305,976	$305,976

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2006
Assets
Investments in affiliated fund, at contract value:

State Street Bank ABA Members/Pooled Stable Asset Fund Trust (cost $878,845,490 and units of 878,845,490)	$878,845,490
Receivable for investments sold	417,601

Total assets	879,263,091

Liabilities
State Street Bank and Trust Company—program fee payable	256,518
Payable for fund units redeemed	164,846
Legal and audit fee payable	87,072
Trustee, management and administration fees payable	67,898
Compliance consultant fee payable	67,376
ABA Retirement Funds—program fee payable	30,926
Other accruals	66,700

Total liabilities	741,336

Net Assets (equivalent to $31.52 per unit based on 27,874,810 units outstanding)	$878,521,755

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Interest income—affiliated	$10,594,158	$29,973,701

Expenses
State Street Bank and Trust Company—program fee	765,592	2,187,902
ABA Retirement Funds—program fee	95,637	280,004
Trustee, management and administration fees	208,510	604,830
Reports to unitholders	40,161	107,107
Legal and audit fees	73,152	183,030
Compliance consultant fees	78,942	210,531
Registration fees	8,552	22,825
Other fees	38,054	92,956

Total expenses	1,308,600	3,689,185

Net investment income and net increase in net assets resulting from operations	$9,285,558	$26,284,516

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
From operations
Net investment income and net increase in net assets resulting from operations	$9,285,558	$26,284,516

From unitholder transactions
Proceeds from units issued	48,322,261	95,438,378
Cost of units redeemed	(59,257,791)	(113,701,293)

Net decrease in net assets resulting from unitholder transactions	(10,935,530)	(18,262,915)

Net increase (decrease) in net assets	(1,649,972)	8,021,601
Net Assets
Beginning of period	880,171,727	870,500,154

End of period	$878,521,755	$878,521,755

Number of units
Outstanding-beginning of period	28,222,076	28,463,595
Issued	1,539,458	3,061,641
Redeemed	(1,886,724)	(3,650,426)

Outstanding-end of period	27,874,810	27,874,810

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income†	$0.38	$1.07
Net expenses(†)††	(0.05)	(0.13)

Net investment income	0.33	0.94

Net increase in unit value	0.33	0.94
Net asset value at beginning of period	31.19	30.58

Net asset value at end of period	$31.52	$31.52

Ratio of net expenses to average net assets*††	0.59%	0.56%
Ratio of net investment income to average net assets*	4.17%	4.02%
Total return**	1.06%	3.07%
Net assets at end of period (in thousands)	$878,522	$878,522

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Conservative Portfolio

Statement of Assets and Liabilities

Unaudited

September 30, 2006
Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
Stable Asset Return Fund (cost $19,386,739 and units of 659,860)	$20,799,007
Intermediate Bond Fund (cost $22,699,446 and units of 1,230,928)	24,265,508
Index Equity Fund (cost $7,909,137 and units of 282,604)	9,706,204
Large Cap Growth Equity Fund (cost $4,191,262 and units of 95,658)	4,853,101
Large Cap Value Equity Fund (cost $3,727,052 and units of 118,400)	4,853,101
International Equity Fund (cost $3,600,945 and units of 170,382)	4,853,101
Receivable for portfolio units sold	10,669

Total assets	69,340,691

Liabilities
Payable for collective investments purchased	10,669

Total liabilities	10,669

Net Assets (equivalent to $21.16 per unit based on 3,276,409 units outstanding)	$69,330,022

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Conservative Portfolio

Statement of Operations

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income	$—	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain	865,202	2,367,381
Change in net unrealized appreciation (depreciation)	1,348,814	996,495

Net realized and unrealized gain (loss)	2,214,016	3,363,876

Net increase (decrease) in net assets resulting from operations	$2,214,016	$3,363,876

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Conservative Portfolio

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
From operations
Net investment income	$—	$—
Net realized gain on investments	865,202	2,367,381
Change in net unrealized appreciation (depreciation)	1,348,814	996,495

Net increase in net assets resulting from operations	2,214,016	3,363,876

From unitholder transactions
Proceeds from units issued	1,598,171	8,666,268
Cost of units redeemed	(2,672,102)	(6,671,158)

Net increase (decrease) in net assets resulting from unitholder transactions	(1,073,931)	1,995,110

Net increase in net assets	1,140,085	5,358,986
Net Assets
Beginning of period	68,189,937	63,971,036

End of period	$69,330,022	$69,330,022

Number of units
Outstanding-beginning of period	3,326,996	3,177,803
Issued	77,707	422,462
Redeemed	(128,294)	(323,856)

Outstanding-end of period	3,276,409	3,276,409

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Conservative Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income	$0.00	$0.00
Net expenses†	0.00	0.00

Net investment income	0.00	0.00
Net realized and unrealized gain	0.66	1.03

Net increase in unit value	0.66	1.03
Net asset value at beginning of period	20.50	20.13

Net asset value at end of period	$21.16	$21.16

Ratio of net expenses to average net assets†	0.00%	0.00%
Ratio of net investment income to average net assets	0.00%	0.00%
Portfolio turnover*††	3%	14%
Total return*	3.22%	5.12%
Net assets at end of period (in thousands)	$69,330	$69,330

*	Not annualized.
†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Assets and Liabilities

Unaudited

September 30, 2006
Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
Stable Asset Return Fund (cost $23,739,895 and units of 809,629)	$25,519,783
Intermediate Bond Fund (cost $71,558,083 and units of 3,883,661)	76,559,346
Large Cap Value Equity Fund (cost $16,653,795 and units of 560,341)	22,967,804
Large Cap Growth Equity Fund (cost $19,133,482 and units of 452,712)	22,967,804
Index Equity Fund (cost $45,590,786 and units of 1,708,968)	58,695,499
Mid-Cap Value Equity Fund (cost $4,186,817 and units of 330,896)	5,103,956
Mid-Cap Growth Equity Fund (cost $4,376,691 and units of 239,834)	5,103,956
International Equity Fund (cost $26,161,982 and units of 1,343,917)	38,279,673
Receivable for portfolio units sold	278,886

Total assets	255,476,707

Liabilities
Payable for collective investments purchased	278,886

Total liabilities	278,886

Net Assets (equivalent to $23.23 per unit based on 10,986,176 units outstanding)	$255,197,821

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Operations

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income	$—	$—

Net realized and unrealized gain on collective investment funds:
Net realized gain	3,488,896	8,165,941
Change in net unrealized appreciation (depreciation)	5,877,676	7,699,389

Net realized and unrealized gain	9,366,572	15,865,330

Net increase in net assets resulting from operations	$9,366,572	$15,865,330

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
From operations
Net investment income	$—	$—
Net realized gain on investments	3,488,896	8,165,941
Change in net unrealized appreciation (depreciation)	5,877,676	7,699,389

Net increase in net assets resulting from operations	9,366,572	15,865,330

From unitholder transactions
Proceeds from units issued	4,476,134	20,070,862
Cost of units redeemed	(10,394,664)	(16,980,248)

Net increase (decrease) in net assets resulting from unitholder transactions	(5,918,530)	3,090,614

Net increase in net assets	3,448,042	18,955,944
Net Assets
Beginning of period	251,749,779	236,241,877

End of period	$255,197,821	$255,197,821

Number of units
Outstanding-beginning of period	11,248,667	10,844,908
Issued	196,860	893,651
Redeemed	(459,351)	(752,383)

Outstanding-end of period	10,986,176	10,986,176

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income	$0.00	$0.00
Net expenses†	0.00	0.00

Net investment income	0.00	0.00
Net realized and unrealized gain	0.85	1.45

Net increase in unit value	0.85	1.45
Net asset value at beginning of period	22.38	21.78

Net asset value at end of period	$23.23	$23.23

Ratio of net expenses to average net assets†	0.00%	0.00%
Ratio of net investment income to average net assets	0.00%	0.00%
Portfolio turnover*††	3%	12%
Total return*	3.80%	6.66%
Net assets at end of period (in thousands)	$255,198	$255,198

*	Annualized.
†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Assets and Liabilities

Unaudited

September 30, 2006
Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
Intermediate Bond Fund (cost $26,577,384 and units of 1,433,503)	$28,258,914
Large Cap Value Equity Fund (cost $17,617,119 and units of 597,504)	24,491,058
Large Cap Growth Equity Fund (cost $20,720,611 and units of 482,736)	24,491,058
Index Equity Fund (cost $44,978,863 and units of 1,645,564)	56,517,828
Mid-Cap Value Equity Fund (cost $4,571,685 and units of 366,413)	5,651,783
Mid-Cap Growth Equity Fund (cost $4,643,522 and units of 265,577)	5,651,783
Small Cap Equity Fund (cost $4,917,631 and units of 82,207)	5,651,783
International Equity Fund (cost $24,933,746 and units of 1,322,813)	37,678,552
Receivable for portfolio units sold	85,029

Total assets	188,477,788

Liabilities
Payable for collective investments purchased	85,029

Total liabilities	85,029

Net assets (equivalent to $24.77 per unit based on 7,604,625 units outstanding)	$188,392,759

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Operations

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income	$—	$—

Net realized and unrealized gain on collective investment funds:
Net realized gain	1,725,575	4,825,017
Change in net unrealized appreciation (depreciation)	5,419,442	8,604,852

Net realized and unrealized gain	7,145,017	13,429,869

Net increase in net assets resulting from operations	$7,145,017	$13,429,869

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
From operations
Net investment income	$—	$—
Net realized gain on investments	1,725,575	4,825,017
Change in net unrealized appreciation (depreciation)	5,419,442	8,604,852

Net increase in net assets resulting from operations	7,145,017	13,429,869

From unitholder transactions
Proceeds from units issued	5,900,038	19,346,769
Cost of units redeemed	(5,721,309)	(12,618,497)

Net increase in net assets resulting from unitholder transactions	178,729	6,728,272

Net increase in net assets	7,323,746	20,158,141
Net Assets
Beginning of period	181,069,013	168,234,618

End of period	$188,392,759	$188,392,759

Number of units
Outstanding-beginning of period	7,598,453	7,324,928
Issued	243,833	804,173
Redeemed	(237,661)	(524,476)

Outstanding-end of period	7,604,625	7,604,625

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2006 to September 30, 2006	For the period January 1, 2006 to September 30, 2006
Investment income	$0.00	$0.00
Net expenses†	0.00	0.00

Net investment income	0.00	0.00
Net realized and unrealized gain	0.94	1.80

Net increase in unit value	0.94	1.80
Net asset value at beginning of period	23.83	22.97

Net asset value at end of period	$24.77	$24.77

Ratio of net expenses to average net assets†	0.00%	0.00%
Ratio of net investment income to average net assets	0.00%	0.00%
Portfolio turnover*††	4%	11%
Total return*	3.94%	7.84%
Net assets at end of period (in thousands)	$188,393	$188,393

*	Not annualized.
†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2006
Assets
Investments in affiliated fund, at value:

State Street Bank and Trust Company - SSgA Age-Based Income Securities Lending Series Fund (cost $8,342,408 and units of 770,798)	$8,414,028
Receivable for investments sold	249,768

Total assets	8,663,796

Liabilities
Payable for fund units redeemed	249,768
State Street Bank and Trust Company—program fee payable	1,930
Investment advisory fee payable	547
Trustee, management and administration fees payable	500
ABA Retirement Funds—program fee payable	227
Other accruals	571

Total liabilities	253,543

Net Assets (equivalent to $10.25 per unit based on 820,716 units outstanding)	$8,410,253

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

For the period August 9, 2006(a) to September 30, 2006
Investment income
Securities lending income from underlying affiliated fund	$—

Total investment income	—

Expenses
Retirement Date Fund management fee	547
State Street Bank and Trust Company—program fee	1,956
ABA Retirement Funds—program fee	231
Trustee, management and administration fees	507
Reports to unitholders	97
Legal and audit fees	176
Compliance consultant fees	191
Registration fees	21
Other fees	92

Total expenses	3,818

Net investment loss	(3,818)

Net realized and unrealized gain on investment in affiliated fund
Net realized gain	39,600
Change in net unrealized appreciation (depreciation)	71,620

Net realized and unrealized gain	111,220

Net increase in net assets resulting from operations	$107,402

(a)	Commencement of operations.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period August 9, 2006(a) to September 30, 2006
From operations
Net investment loss	$(3,818)
Net realized gain	39,600
Change in net unrealized appreciation (depreciation)	71,620

Net increase in net assets resulting from operations	107,402

From unitholder transactions
Proceeds from units issued	12,265,559
Cost of units redeemed	(3,962,708)

Net increase in net assets resulting from unitholder transactions	8,302,851

Net increase in net assets	8,410,253
Net Assets
Beginning of period	—

End of period	$8,410,253

Number of units
Outstanding-beginning of period	—
Issued	1,207,714
Redeemed	(386,998)

Outstanding-end of period	820,716

(a)	Commencement of operations.

The accompanying notes are an integral part of these unaudited financial statements.

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period August 9, 2006(a) to September 30, 2006
Investment income†	$0.00
Net expenses(†)††	(0.01)

Net investment loss	(0.01)
Net realized and unrealized gain	0.26

Net increase (decrease) in unit value	0.25
Net asset value at beginning of period	10.00

Net asset value at end of period	$10.25

Ratio of net expenses to average net assets*††	0.69%
Ratio of net investment loss to average net assets*	(0.69)%
Portfolio turnover**†††	87%
Total return**	2.50%
Net assets at end of period (in thousands)	$8,410

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2006
Assets
Investments in affiliated fund, at value:

State Street Bank and Trust Company - SSgA Age-Based 2010 Securities Lending Series Fund (cost $8,277,489 and units of 757,013)	$8,458,867
Receivable for fund units sold	60,246

Total assets	8,519,113

Liabilities
Payable for investments purchased	60,246
State Street Bank and Trust Company—program fee payable	2,036
Investment advisory fee payable	710
Trustee, management and administration fees payable	527
ABA Retirement Funds—program fee payable	240
Other accruals	668

Total liabilities	64,427

Net Assets (equivalent to $12.38 per unit based on 682,722 units outstanding)	$8,454,686

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

For the period August 8, 2006(a) to September 30, 2006
Investment income
Securities lending income from underlying affiliated fund	$—

Total investment income	—

Expenses
Retirement Date Fund management fee	710
State Street Bank and Trust Company—program fee	2,511
ABA Retirement Funds—program fee	301
Trustee, management and administration fees	662
Reports to unitholders	127
Legal and audit fees	232
Compliance consultant fees	248
Registration fees	27
Other fees	120

Total expenses	4,938

Net investment loss	(4,938)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	443
Change in net unrealized appreciation (depreciation)	181,378

Net realized and unrealized gain	181,821

Net increase in net assets resulting from operations	$176,883

(a)	Commencement of operations.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period August 8, 2006(a) to September 30, 2006
From operations
Net investment loss	$(4,938)
Net realized gain	443
Change in net unrealized appreciation (depreciation)	181,378

Net increase in net assets resulting from operations	176,883

From unitholder transactions
Proceeds from units issued	8,301,755
Cost of units redeemed	(23,952)

Net increase in net assets resulting from unitholder transactions	8,277,803

Net increase in net assets	8,454,686
Net Assets
Beginning of period	0

End of period	$8,454,686

Number of units
Outstanding-beginning of period	—
Issued	684,682
Redeemed	(1,960)

Outstanding-end of period	682,722

(a)	Commencement of operations.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period August 8, 2006(a) to September 30, 2006
Investment income†	$0.00
Net expenses(†)††	(0.01)

Net investment loss	(0.01)
Net realized and unrealized gain	0.39

Net increase in unit value	0.38
Net asset value at beginning of period	12.00

Net asset value at end of period	$12.38

Ratio of net expenses to average net assets*††	0.68%
Ratio of net investment loss to average net assets*	(0.68)%
Portfolio turnover**†††	0	% (b)
Total return**	3.17%
Net assets at end of period (in thousands)	$8,455

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.
(b)	Portfolio turnover rounds to less than 1%.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2006
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company - SSgA Age-Based 2020 Securities Lending Series Fund (cost $12,257,541 and units of 1,084,320)	$12,462,086
Receivable for fund units sold	170,460

Total assets	12,632,546

Liabilities
Payable for investments purchased	170,460
State Street Bank and Trust Company—program fee payable	2,174
Investment advisory fee payable	707
Trustee, management and administration fees payable	563
ABA Retirement Funds—program fee payable	256
Other accruals	691

Total liabilities	174,851

Net Assets (equivalent to $14.61 per unit based on 852,557 units outstanding)	$12,457,695

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

For the period August 2, 2006(a) to September 30, 2006
Investment income
Securities lending income from underlying affiliated fund	$—
Total investment income	—
Expenses
Retirement Date Fund management fee	707
State Street Bank and Trust Company—program fee	2,508
ABA Retirement Funds—program fee	299
Trustee, management and administration fees	658
Reports to unitholders	126
Legal and audit fees	230
Compliance consultant fees	247
Registration fees	27
Other fees	119

Total expenses	4,921

Net investment loss	(4,921)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	2,214
Change in net unrealized appreciation (depreciation)	204,545

Net realized and unrealized gain	206,759

Net increase in net assets resulting from operations	$201,838

(a)	Commencement of operations.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period August 2, 2006(a) to September 30, 2006
From operations
Net investment loss	$(4,921)
Net realized gain	2,214
Change in net unrealized appreciation (depreciation)	204,545

Net increase (decrease) in net assets resulting from operations	201,838

From unitholder transactions
Proceeds from units issued	12,341,260
Cost of units redeemed	(85,403)

Net increase in net assets resulting from unitholder transactions	12,255,857

Net increase (decrease) in net assets	12,457,695
Net Assets
Beginning of period	0

End of period	$12,457,695

Number of units
Outstanding-beginning of period	—
Issued	858,502
Redeemed	(5,945)

Outstanding-end of period	852,557

(a)	Commencement of operations.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period August 2, 2006(a) to September 30, 2006
Investment income†	$0.00
Net expenses(†)††	(0.02)

Net investment loss	(0.02)
Net realized and unrealized gain	0.63

Net increase in unit value	0.61
Net asset value at beginning of period	14.00

Net asset value at end of period	$14.61

Ratio of net expenses to average net assets*††	0.68%
Ratio of net investment loss to average net assets*	(0.68)%
Portfolio turnover**†††	1%
Total return**	4.36%
Net assets at end of period (in thousands)	$12,458

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2006
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company - SSgA Age-Based 2030 Securities Lending Series Fund (cost $8,047,646 and units of 701,119)	$8,202,386
Receivable for fund units sold	79,341

Total assets	8,281,727

Liabilities
Payable for investments purchased	79,341
State Street Bank and Trust Company—program fee payable	1,632
Investment advisory fee payable	550
Trustee, management and administration fees payable	423
ABA Retirement Funds—program fee payable	192
Other accruals	529

Total liabilities	82,667

Net Assets (equivalent to $16.74 per unit based on 489,801 units outstanding)	$8,199,060

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

For the period August 2, 2006(a) to September 30, 2006
Investment income
Securities lending income from underlying affiliated fund	$—

Total investment income	—

Expenses
Retirement Date Fund management fee	550
State Street Bank and Trust Company—program fee	1,950
ABA Retirement Funds—program fee	233
Trustee, management and administration fees	513
Reports to unitholders	98
Legal and audit fees	180
Compliance consultant fees	192
Registration fees	21
Other fees	93

Total expenses	3,830

Net investment loss	(3,830)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	0
Change in net unrealized appreciation (depreciation)	154,740

Net realized and unrealized gain	154,740

Net increase in net assets resulting from operations	$150,910

(a)	Commencement of operations.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period August 2, 2006(a) to September 30, 2006
From operations
Net investment loss	$(3,830)
Net realized gain	0
Change in net unrealized appreciation (depreciation)	154,740

Net increase in net assets resulting from operations	150,910

From unitholder transactions
Proceeds from units issued	8,048,373
Cost of units redeemed	(223)

Net increase in net assets resulting from unitholder transactions	8,048,150

Net increase in net assets	8,199,060
Net Assets
Beginning of period	0

End of period	$8,199,060

Number of units
Outstanding-beginning of period	—
Issued	489,815
Redeemed	(14)

Outstanding-end of period	489,801

(a)	Commencement of operations.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period August 2, 2006(a) to September 30, 2006
Investment income†	$0.00
Net expenses(†)††	(0.02)

Net investment loss	(0.02)
Net realized and unrealized gain (loss)	0.76

Net increase (decrease) in unit value	0.74
Net asset value at beginning of period	16.00

Net asset value at end of period	$16.74

Ratio of net expenses to average net assets*††	0.68%
Ratio of net investment loss to average net assets*	(0.68)%
Portfolio turnover**†††	0	% (b)
Total return**	4.62%
Net assets at end of period (in thousands)	$8,199

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.
(b)	Portfolio turnover rounds to less than 1%.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2006
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company - SSgA Age-Based 2040 Securities Lending Series Fund (cost $5,256,644 and units of 451,697)	$5,351,705
Receivable for fund units sold	192,530

Total assets	5,544,235

Liabilities
Payable for investments purchased	192,530
State Street Bank and Trust Company—program fee payable	1,014
Investment advisory fee payable	346
Trustee, management and administration fees payable	263
ABA Retirement Funds—program fee payable	120
Other accruals	328

Total liabilities	194,601

Net Assets (equivalent to $18.68 per unit based on 286,319 units outstanding)	$5,349,634

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

For the period August 3, 2006(a) to September 30, 2006
Investment income
Securities lending income from underlying affiliated fund	$—

Total investment income	—

Expenses
Retirement Date Fund management fee	346
State Street Bank and Trust Company—program fee	1,223
ABA Retirement Funds—program fee	146
Trustee, management and administration fees	322
Reports to unitholders	62
Legal and audit fees	113
Compliance consultant fees	121
Registration fees	13
Other fees	58

Total expenses	2,404

Net investment loss	(2,404)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	24
Change in net unrealized appreciation (depreciation)	95,060

Net realized and unrealized gain	95,084

Net increase in net assets resulting from operations	$92,680

(a)	Commencement of operations.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period August 3, 2006(a) to September 30, 2006
From operations
Net investment loss	$(2,404)
Net realized gain	24
Change in net unrealized appreciation (depreciation)	95,060

Net increase in net assets resulting from operations	92,680

From unitholder transactions
Proceeds from units issued	5,258,168
Cost of units redeemed	(1,214)

Net increase in net assets resulting from unitholder transactions	5,256,954

Net increase in net assets	5,349,634
Net Assets
Beginning of period	0

End of period	$5,349,634

Number of units
Outstanding-beginning of period	—
Issued	286,385
Redeemed	(66)

Outstanding-end of period	286,319

(a)	Commencement of operations.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period August 3, 2006(a) to September 30, 2006
Investment income†	$0.00
Net expenses(†)††	(0.02)

Net investment loss	(0.02)
Net realized and unrealized gain	0.70

Net increase in unit value	0.68
Net asset value at beginning of period	18.00

Net asset value at end of period	$18.68

Ratio of net expenses to average net assets*††	0.68%
Ratio of net investment loss to average net assets*	(0.68)%
Portfolio turnover**†††	0	% (b)
Total return**	3.78%
Net assets at end of period (in thousands)	$5,350

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.
(b)	Portfolio turnover rounds to less than 1%.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/State Street Collective Trust

Unaudited Notes to Financial Statements

1. Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. Since December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”) has acted as trustee of the Collective Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the ABA Retirement Funds program (the “Program”). Ten separate collective investment funds (the “Funds”), the Structured Portfolio Service (the “Portfolios”) and the Retirement Date Funds (also the “Funds”) are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by stipulating various allocations among the Funds. The Retirement Date Funds are a group of five balanced investment funds, each of which is designed to correspond to a particular time horizon to retirement. The Funds and Portfolios are investment options under the Program, which is sponsored by the ABA Retirement Funds (“ARF”) (formerly called the American Bar Retirement Association). The objectives and principal strategies of the Funds and Portfolios are as follows:

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. Since July 1, 2004, the debt portion of the Balanced Fund has been invested through the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund. Prior to July 1, 2004, the debt portion had been invested in separately owned securities. As of September 30, 2006, 36.0% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

Index Equity Fund—replication of the total return of the Russell 3000 Index. Currently invests 100% of the Fund’s assets in the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 3000 Index. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of September 30, 2006, 31.8% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of September 30, 2006, 23.6% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of September 30, 2006, 8.6% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity through investment in quality short-term instruments, investment contracts and synthetic investment contracts of insurance companies, banks and financial institutions. Currently, SARF invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund (“YES”), a separate State Street Bank collective investment fund. The financial statements of YES are available from State Street Bank upon request.

Structured Portfolio Service

Conservative—higher current investment income and some capital appreciation.

Moderate—high current investment income and greater capital appreciation.

Aggressive—long-term growth of capital and lower current investment income.

In seeking its objective, each Structured Portfolio Service conducts a monthly pre-determined investment rebalancing in the Funds.

Retirement Date Funds—effective August 1, 2006, the Retirement Date Funds seek to provide a series of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. The five Retirement Date Funds, designated as the Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund and 2040 Retirement Date Fund, respectively, will offer five separate “target retirement date” strategies, each with a distinct asset mix. With the exception of the Lifetime Income Retirement Date Fund, which is designed for those currently retired, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified target retirement date draws nearer.

The Retirement Date Funds utilize a broad range of asset classes and an annual rebalancing process to provide diversification of returns and risks consistent with the stated time period to retirement. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies with low tracking error. Each of the Funds currently invests 100% of the Fund’s assets in a separate State Street Bank and Trust Company collective investment fund listed below.

Lifetime Income Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Age-Based Income Securities Lending Series Fund.

2010 Retirement Date Fund—invests in the State Street Bank and Trust Company - SSgA Age-Based 2010 Securities Lending Series Fund.

American Bar Association Members/State Street Collective Trust

Unaudited Notes to Financial Statements

2020 Retirement Date Fund—invests in the State Street Bank and Trust Company -SSgA Age-Based 2020 Securities Lending Series Fund.

2030 Retirement Date Fund—invests in the State Street Bank and Trust Company -SSgA Age-Based 2030 Securities Lending Series Fund.

2040 Retirement Date Fund—invests in the State Street Bank and Trust Company -SSgA Age-Based 2040 Securities Lending Series Fund.

Each of these underlying funds’ annual financial statements is available from State Street Bank upon request.

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

State Street is a non-depository trust company established under the laws of the State of New Hampshire and is a wholly-owned subsidiary of State Street Bank. State Street has assumed responsibility for administering and providing investment options for the Program under the Structured Portfolio Service. State Street Bank is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

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

2. Summary of Significant Accounting Policies

The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting principles generally accepted in the United States of America. Such principles were applied on a basis consistent with those reflected in the 2005 Annual Report on Form 10-K of the Trust as filed with the Securities and Exchange Commission. The accompanying financial data should be read in conjunction with these Notes to the Financial Statements. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Conservative Structured Portfolio Service, Moderate Structured Portfolio Service, Aggressive Structured Portfolio Service, Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund and 2040 Retirement Date Fund as of September 30, 2006 and the results of each of their operations, the changes in each of their net assets and certain financial data for periods ended September 30, 2006.

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

Certain other types of securities, including those discussed below in this paragraph, may be priced using fair value rather than market prices. For instance, State Street Bank may use a pricing matrix to determine the value of fixed income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds. Each of these funds may, under certain circumstances, use fair value pricing in determining their net asset values. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, (“FAS 157”) “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact adoption of FAS 157 will have on the Trust’s financial statement disclosures.

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

Stable Asset Return Fund: SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts and investments in YES. The short-term portfolio instruments of YES are valued on the basis of amortized cost, which approximates fair value. Amortized

American Bar Association Members/State Street Collective Trust

Unaudited Notes to Financial Statements

cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument. As the contracts are benefit-responsive and the Fund’s investors are participants in qualified benefit plans, the insurance company, bank and financial institution investment contracts are maintained by SAFT at contract value (cost plus accrued interest). The values of SARF’s investments in collective investment funds are based on the net asset values of such respective collective investment funds.

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

In December 2005, FASB issued Staff Position Nos. AAG INV-1 and SOP 94-4-1, “Reporting of Fully Benefit-Responsive Investment Contracts Held by Certain Investment Companies Subject to the AICPA Investment Company Guide and Defined-Contribution Health and Welfare and Pension Plans” (“FSP”) that gave guidance in the use of contract value accounting for benefit-responsive investment contracts owned by certain investment companies utilized exclusively by defined-contribution and health and welfare benefit plans. The FSP required several changes in financial statement presentation and disclosure, including presentation of both the fair value and contract value of benefit-responsive investment contracts. SARF currently provides for transactions to be made on a contract value basis and the new reporting requirements are not intended to alter how participants transact with the Fund. The FSP includes a condition to the continued use of contract value accounting, that the portion of SARF’s net assets that is not held in trust for the benefit of participants in qualified employer-sponsored defined-contribution plans, which amounted to less than 1% of the Fund at September 30, 2006, is not permitted to increase after January 15, 2006, except for the reinvestment of income earned. Effective January 15, 2006, SARF no longer accepts contributions from non-defined-contribution plans. The Trust does not expect the adoption of the provisions of the FSP to impact the use of contract value accounting by SAFT, and therefore, by SARF. The FSP is effective for financial statements for annual periods ending after December 15, 2006.

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

All securities lending income earned by the Funds in the Trust is credited on a cash basis generally in the following month after it is earned. This method is applied to the income from both those Funds lending securities directly and to those Funds that invest in collective investment funds which lend a portion of their securities.

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

D. Income Taxes

The Trust has received a favorable determination letter dated March 9, 1992 from the Internal Revenue Service, which concluded that the Trust is a trust arrangement described in Rev. Rul. 81-100, 1981, C.B. 326 (subsequently modified by Rev. Rul. 2004-67, 2004-28 I.R.B. 28) and exempt from Federal income tax pursuant to Section 501(a) of the Internal Revenue Code. Accordingly, no provision for Federal income taxes is required.

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

Unaudited Notes to Financial Statements

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

At September 30, 2006, the Intermediate Bond Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
Eurodollar Futures	62	$14,697,875	March 2007	$67,756
Eurodollar Futures	194	46,067,725	June 2007	124,078
Eurodollar Futures	1,337	317,955,313	September 2007	590,097
Eurodollar Futures	531	126,391,275	December 2007	271,382
Eurodollar Futures	143	34,046,513	March 2008	73,451
Eurodollar Futures	71	16,844,725	December 2008	44,400
Germany Federal Republic Bonds.	12	1,787,549	December 2006	10,383
U.K. Treasury Bonds.	3	616,208	December 2006	1,628
U.K. Treasury Bonds.	58	12,860,461	June 2007	7,018
U.K. Treasury Bonds.	72	15,973,132	October 2007	13,639
U.S. Treasury Bonds	11	1,236,469	December 2006	22,601
U.S. Treasury Notes 5yr.	1,062	112,057,594	December 2006	726,249

				1,952,682

Short
U.S. Treasury Notes 10yr.	(631)	(68,187,438)	December 2006	(288,063)

				$1,664,619

H. Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of September 30, 2006, the Intermediate Bond Fund held the following forward foreign currency contracts:

American Bar Association Members/State Street Collective Trust

Unaudited Notes to Financial Statements

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchased	Euro	4,850,000	$6,214,737	10/04/06	$(59,999)
Sold	Euro	4,850,000	6,208,394	10/04/06	53,657
Purchased	Pound Sterling	3,021,000	5,662,550	10/04/06	(8,209)
Sold	Pound Sterling	3,021,000	5,748,268	10/04/06	93,927
Purchased	Japanese Yen	332,807,000	2,846,183	10/04/06	(23,598)
Sold	Japanese Yen	332,807,000	2,836,790	10/04/06	14,205
Sold	Euro	350,000	445,156	11/02/06	260
Purchased	Japanese Yen	77,496,000	660,297	11/02/06	(161)
Sold	Pound Sterling	3,021,000	5,664,695	11/02/06	8,217

					$78,299

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

At September 30, 2006, the Intermediate Bond Fund held the following interest rate swap contracts:

	Swap Counterparty	Termination Date	Rate Type		Unrealized Appreciation (Depreciation)
Notional Amount			Floating Rate	Fixed Rate
7,000,000 USD	Bank of America (a)	12/20/2016	3 Month USD LIBOR	5.00%	$206,109
3,500,000 GBP	Barclays (a)	06/15/2009	6 Month GBP LIBOR	5.00%	15,991
110,000,000 JPY	Barclays (b)	12/15/2015	6 Month JPY LIBOR	2.00%	(22,315)
24,400,000 USD	Lehman Brothers (a)	12/20/2016	3 Month USD LIBOR	5.00%	718,437
260,000,000 JPY	Merrill Lynch (b)	12/15/2015	6 Month JPY LIBOR	2.00%	(54,447)
18,300,000 USD	Morgan Stanley (b)	12/20/2036	3 Month USD LIBOR	5.00%	1,061,279
6,800,000 EUR	Morgan Stanley (a)	06/16/2014	6 Month EUR LIBOR	5.00%	65,151
42,000,000 USD	UBS (a)	06/18/2009	3 Month USD LIBOR	5.00%	120,501
26,000,000 USD	UBS (a)	12/20/2008	3 Month USD LIBOR	5.00%	207,545
400,000 EUR	UBS (a)	10/15/2010	CPI-France	2.1455%	4,140
20,000,000 USD	UBS (b)	12/20/2011	3 Month USD LIBOR	5.00%	(302,432)

					$2,019,959

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	Fund receives the floating rate and pays the fixed rate.

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

A summary of the written call options and swaptions for the nine month period ended September 30, 2006 is as follows:

Written Call Option/Swaption Contracts	Number of Contracts	Premium
Outstanding, beginning of year	605	$92,959

Options written	—	—
Options exercised	—	—
Options expired	(605)	(92,959)
Options closed	—	—

Outstanding, end of period	—	$—

At September 30, 2006, the Fund did not hold any written call or written put option contracts.

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

Investment Advisor	Fee Rate Range Highest to Lowest
AllianceBernstein L.P. (Large-Cap Value Equity)	.50% to .15%
Ariel Capital Management (Mid-Cap Value Equity)	.75% to .50%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)	.50% to .225%*
JP Morgan Fleming Asset Management Limited (International Equity)	.75% to .45%
Pacific Investment Management Company (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%
RCM Capital Management LLC (Large-Cap Growth Equity)	.70% to .25%
Smith Asset Management Group, LP (Small-Cap Equity)	.85% to .45%

T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	.50% to .35%

Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%

Wellington Management Company LLP (Small-Cap Equity)	.90% to .70%

*	Subject to a 5% reduction based on aggregate fees.

Investment Advisor	Fees for the Period Ended September 30, 2006
AllianceBernstein L.P. (Large-Cap Value Equity)	$586,017
Ariel Capital Management (Mid-Cap Value Equity)	286,326
Capital Guardian Trust Company (Balanced)	506,648
Capital Guardian Trust Company (Large-Cap Growth Equity)	433,999
J.P. Morgan Fleming Asset Management Limited (International Equity).	576,365
Pacific Investment Management Company (Intermediate Bond)	920,913
Philadelphia International Advisors LP (International Equity)	426,086
RCM Capital Management LLC (Large-Cap Growth Equity)	148,275	(a)
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	536,698	(b)
Smith Asset Management Group, LP (Small-Cap Equity)	661,371
Turner Investment Partners (Mid-Cap Growth Equity)	504,939
Wellington Management Company LLP (Small-Cap Equity)	898,092

	$6,485,729

(a)	For the period January 1, 2006 through February 28, 2006.
(b)	For the period March 1, 2006 through September 30, 2006.

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

The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the nine month period ended September 30, 2006:

Value of Program Assets	Rate of ARF Program Fee
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4.0 billion	.015%

ARF received Program fees of $1,269,800 for the nine month period ended September 30, 2006. These fees are allocated to each Fund based on net asset value.

Effective October 1, 2005, ARF and State Street Bank agreed to adjust the State Street Bank Program fee based upon the following schedule:

Value of Program Assets	Rate of State Street Bank Program Fee
First $2.0 billion	.40%
Next $1.0 billion	.31%
Next $1.0 billion	.21%
Over $4.0 billion	.13%

Effective May 1, 2006, project fees related to the establishment and offering of the telephonic delivery of investment advice by CitiStreet Advisors LLC totaling $75,000 was added to the State Street Program fee. This one-time fee will be accrued by the Funds from May 1, 2006 through December 31, 2006.

Effective August 1, 2006, a one-time project fee related to the establishment and offering of the Retirement Date Funds of $400,000 will be added to the Program fee payable. The fee will be accrued over a period beginning August 1, 2006 through December 31, 2006.

For the nine month period ended September 30, 2006, State Street Bank received program fees of $9,951,315.

A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ARF that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any such assets in excess of $50 million. The accrued reduction for the nine month period ended September 30, 2006 totaled $30,651 and is allocated to each Fund based on net asset value.

Benefit payments under the Program generally are made by check. Within two business days before the check becomes payable, funds for the payment of benefits are transferred to a non-interest bearing account with State Street Bank. There is no separate fee charged for benefit payments; rather, State Street Bank retains any earnings attributable to outstanding benefit checks, and these earnings have been taken into account in setting State Street Bank’s fees under the Program.

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

Value of Assets in all Funds	Rate
First $1.0 billion	.217	% *
Next $1.8 billion	.067%
Over $2.8 billion	.029%

*	Effective August 1, 2006, the trustee, management and administration fee payable to State Street Bank was increased from .211% to the currently disclosed rate.

For the nine month period ended September 30, 2006, State Street Bank received trustee, management and administration fees of $2,742,765.

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the period ended September 30, 2006, State Street Bank received Retirement Date Fund management fees of $2,860.

The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration or program fee.

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	Nine Month Period Ended September 30, 2006
	Purchases	Sales
Balanced Fund	$56,562,494	$90,867,993
Index Equity Fund	22,856,135	37,954,025
Intermediate Bond Fund	81,380,748	25,907,773
International Equity Fund	73,274,063	55,994,757
Large-Cap Growth Equity Fund	364,784,150	420,812,336
Large-Cap Value Equity Fund	57,079,337	66,522,951
Mid-Cap Growth Equity Fund	121,901,210	103,352,737
Mid-Cap Value Equity Fund	13,879,007	15,577,158
Small-Cap Equity Fund	186,718,839	208,879,416
Conservative Structured Portfolio Service	11,302,977	9,307,867
Moderate Structured Portfolio Service	32,138,083	29,047,469
Aggressive Structured Portfolio Service	27,448,459	20,720,187
Lifetime Income Retirement Date Fund(a)	12,265,523	3,962,715
2010 Retirement Date Fund(b)	8,300,999	23,953
2020 Retirement Date Fund(c)	12,340,731	85,402
2030 Retirement Date Fund(c)	8,047,646	0
2040 Retirement Date Fund(d)	5,257,873	1,251

(a)	For the period August 9, 2006 through September 30, 2006.
(b)	For the period August 8, 2006 through September 30, 2006.
(c)	For the period August 2, 2006 through September 30, 2006.
(d)	For the period August 3, 2006 through September 30, 2006.

American Bar Association Members/State Street Collective Trust

Unaudited Notes to Financial Statements

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	Nine Month Period Ended September 30, 2006
	Purchases	Sales
Intermediate Bond Fund	$946,020,401	$904,762,687

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

American Bar Association Members/State Street Collective Trust

Unaudited Notes to Financial Statements

At September 30, 2006, the Funds’ market value of securities on loan and collateral received for securities loaned was as follows:

Fund	Market Value of Loaned Securities	Collateral Value
Balanced	$22,952,368	$23,528,617
Intermediate Bond	91,732,856	93,600,938
International Equity	38,183,012	40,064,624
Large-Cap Growth Equity	34,256,457	35,074,488
Large-Cap Value Equity	6,729,796	6,899,040
Mid-Cap Growth Equity	21,959,605	22,466,081
Mid-Cap Value Equity	11,754,995	12,052,953
Small-Cap Equity	99,588,741	102,193,788

All collateral was held in the form of cash as of September 30, 2006.

7. Subsequent Event

Effective November 1, 2006, Ariel Capital Management will be replaced by Wellington Management Company LLP (“Wellington”) as investment advisor to the Mid-Cap Value Equity Fund. Wellington management’s fee schedule for the Mid-Cap Value Fund is listed below:

Value of Assets in the Mid-Cap Value Equity Fund Allocated to Wellington Management Company, LLP	Rate
First $25 Million	.75%
Next $25 Million	.65%
Over $50 Million	.55%

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

For the quarter ended September 30, 2006, the Stable Asset Return Fund experienced a total return, net of expenses, of 1.06%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 1.05% for the same period. For the nine months ended September 30, 2006, the Fund experienced a total return, net of expenses, of 3.07%, compared to an investment record of 2.95% for the combination benchmark for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

The Stable Asset Return Fund outperformed the combination benchmark for the quarter ended September 30, 2006. The performance was attributable to the money market portion of the yield curve outperforming the longer end. Trades for the quarter consisted primarily of buying non-agency hybrid adjustable rate mortgage-backed securities and short-term commercial mortgage-backed securities. The focus of the Fund is on the short end of the yield curve given the inverted yield curve and the uncertainty of interest rates with a data-dependent Federal Open Market Committee. Guaranteed investment contracts were avoided due to their lack of relative value given their illiquid, lower quality characteristics.

The Stable Asset Return Fund outperformed the combination benchmark for the nine month period ended September 30, 2006. The general level of interest rates continued to rise with shorter-term rates rising an average of approximately 70 basis points while yields at two years and longer only rose between 20 and 30 basis points. The yield curve has become much more inverted in the past nine months, primarily between the six month and two year part of the curve. Trades year to date continue to consist primarily of buying commercial mortgage-backed securities as well as investments in seasoned hybrid adjustable rate mortgage-backed securities, continuing the theme of additional value being placed on their future conversion to a floating rate instrument in a rising interest rate environment. Guaranteed investment contracts offered very little value relative to other market sectors. Overall, the Fund is positioned in anticipation of yield curve steepening in the second half of 2006.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a portfolio of fixed income securities.

For the quarter ended September 30, 2006, the Intermediate Bond Fund experienced a total return, net of expenses, of 3.85%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 3.81% for the same period. For the nine months ended September 30, 2006, the Fund experienced a total return, net of expenses, of 2.87%, compared to an investment record of 3.06% for the Lehman Brothers Aggregate Bond Index for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The Intermediate Bond Fund, which is advised by Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index for the quarter ended September 30, 2006. Interest rate strategies that anticipated a cooling economy helped returns during the third quarter. Extending duration longer than the index contributed to returns as interest rates fell across the yield curve. Exposure to short-term U.S. rates via Eurodollar futures also positively impacted returns as investors anticipated rate cuts by the Federal Reserve. This is in contrast to the second quarter and for most of the year when interest rate strategies detracted from the Fund’s performance. An overweight to mortgage-backed securities, as well as coupon selection, benefited returns as this sector outpaced Treasurys for the quarter. An underweight to corporate bonds hurt performance during the quarter as the sector outperformed on the back of strong corporate profits and a pause in Federal Reserve tightening. A modest allocation to Treasury Inflation Protected Securities benefited the Fund’s performance as real return bonds outpaced like-duration nominal bonds. A small allocation to emerging market bonds benefited the Fund’s performance as the emerging markets enjoyed a strong quarter, outperforming all other fixed income assets. Exposure to the euro and yen helped performance for the quarter as these currencies gained relative to the dollar.

The Intermediate Bond Fund underperformed the Lehman Brothers Aggregate Bond Index for the nine month period ended September 30, 2006. For most of the period interest rate strategies detracted from the Fund’s performance. Year to date, exposure to mortgages and coupon selection have contributed to the Fund’s performance as non-U.S. buyers in search of higher yields have supported this sector. Year to date, emerging market bonds have benefited the Fund’s performance, after a disappointing first quarter.

Balanced Fund

The Balanced Fund invests in publicly-traded common stocks, other equity securities, long-term debt securities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the quarter ended September 30, 2006, the Balanced Fund experienced a total return, net of expenses, of 3.51%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 4.56% for the same period. For the nine months ended September 30, 2006, the Fund experienced a total return, net of expenses, of 4.69%, compared to an investment record of 6.00% for the combination benchmark for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the quarter ended September 30, 2006, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. Stock selection hurt relative returns, especially among financial and consumer discretionary companies. Not owning particular banks and restaurants weighed on relative performance. The worst relative performer was Fluor, which announced weaker-than-expected guidance. Consumer staples stocks were among the bright spots as stock selection in beverage and food makers boosted results. Forest Labs was the best relative performer after the company won a patent ruling on its depression treatment Lexapro. The segment’s position in Microsoft, which announced it would repurchase up to $40 billion in stock, also aided returns.

For the quarter ended September 30, 2006, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index. Interest rate strategies that anticipated a cooling economy helped returns during the third quarter. Extending duration longer than the index contributed to returns as interest rates fell across the yield curve. Exposure to short-term U.S. rates via Eurodollar futures also positively impacted returns as investors anticipated rate cuts by the Federal Reserve. This is in contrast to the second quarter and for most of the year when above interest rate strategies detracted from the segment’s performance. An overweight to mortgage-backed securities, as well as coupon selection, benefited returns as this sector outpaced Treasurys for the quarter. An underweight to corporate bonds hurt performance during the quarter as the sector outperformed on the back of strong corporate profits and a pause in Federal Reserve tightening. A modest allocation to Treasury Inflation Protected Securities benefited the segment’s performance as real return bonds outpaced like-duration nominal bonds. A small allocation to emerging market bonds benefited the segment’s performance as the emerging markets enjoyed a strong quarter, outperforming all other fixed income assets. Exposure to the euro and yen helped performance for the quarter as these currencies gained relative to the dollar.

For the nine months ended September 30, 2006, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. Stock selection in healthcare, energy and consumer staples helped performance. Overweighting in the information technology sector hurt performance as did stock selection in financials, consumer discretionary and telecom services.

For the nine months ended September 30, 2006, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index. For most of the period interest rate strategies detracted from the segment’s performance. Year to date, exposure to mortgages and coupon selection have contributed to the segment’s performance as non-U.S. buyers in search of higher yields have supported this sector. Year to date, emerging market bonds have benefited the segment’s performance, after a disappointing first quarter.

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

For the quarter ended September 30, 2006, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 6.22%. By comparison, the Russell 1000 Value Index produced an investment record of 6.22% for the same period. For the nine months ended September 30, 2006, the Fund experienced a total return, net of expenses, of 12.76%, compared to an investment record of 13.19% for the Russell 1000 Value Index for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the quarter ended September 30, 2006, the actively managed segment of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., outperformed the Russell 1000 Value Index. Relative returns were helped by stock selection within the financial sector. Shares of government-sponsored housing agencies Fannie Mae and Freddie Mac increased after the U.S. Department of Justice ended its investigation of Fannie Mae’s accounting practices without bringing criminal charges against the company and investor concerns abated. Stock selection within the consumer growth sector also contributed to relative performance. Merck benefited as investors reacted positively to the outcomes of several Vioxx-related lawsuits against the company. Additionally, Merck maintained market share upon the generic release of its anti-cholesterol drug, Zocor. Another key contributor to performance was UST, a consumer goods company that reported better-than-expected second-quarter earnings due to improving volume trends. Shares of UST also rose after management increased 2006 full-year earnings guidance and announced a cost-savings program. Relative returns were hurt by stock selection within the technology sector. Tellabs reported disappointing second-quarter results, while ADC Telecommunications reduced guidance, citing slower-than-expected sales of fiber and wireline telecommunication devices. Several capital equipment holdings also detracted from relative performance. Investors took profits in Boeing which had been strong on excitement about orders announced in the prior quarter. Boeing, however, remains on track with long-term expectations and the long-term outlook is strong for commercial aircraft orders. Another chief detractor from performance was Norfolk Southern as the railroad company was hurt by slowing rail volumes due to lower production rates.

The performance of the indexed segment of the Large-Cap Value Equity Fund for the quarter ended September 30, 2006 was consistent with the Russell 1000 Value Index after taking into account expenses.

For the nine month period ended September 30, 2006, the actively managed segment of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., slightly underperformed the Russell 1000 Value Index. Relative returns were helped by stock selection within the consumer growth sector. Shares of Merck rose as investors reacted positively to the outcomes of several Vioxx-related lawsuits against the company. Additionally, Merck maintained market share upon the generic release of its anti-cholesterol drug, Zocor. Another key contributor was Corning, which traded higher on an improved outlook for LCD glass. Chief detractors from relative performance included Intel and Sprint Nextel. Shares of Intel declined after the company reported fourth-quarter revenue below investors’ expectations caused by market-share losses to rival Advanced Micro Devices and weakened demand for personal computers. Meanwhile, shares of Sprint Nextel declined on investors’ concerns about the company’s ability to market to and maintain the historically profitable Nextel customer base. Although recent performance has been disappointing, Sprint Nextel remains on track to achieve long-term expectations.

The performance of the indexed segment of the Large-Cap Value Equity Fund for the nine month period ended September 30, 2006 was consistent with the Russell 1000 Value Index after taking into account expenses.

Large-Cap Growth Equity Fund

The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion at the time of purchase that are believed to have strong earnings growth potential. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities its holds and to realize income principally from dividends on such securities. A segment of the Large-Cap Growth Equity Fund (approximately 33- 1/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

For the quarter ended September 30, 2006, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 3.45%. By comparison, the Russell 1000 Growth Index produced an investment record of 3.94% for the same period. For the nine months ended September 30, 2006, the Fund experienced a total return, net of expenses, of 2.86%, compared to an investment record of 2.97% for the Russell 1000 Growth Index for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The segment of the Large-Cap Growth Equity Fund which is advised with the assistance of Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the quarter ended September 30, 2006. Stock selection hurt relative returns, especially among financial and consumer discretionary companies. Not owning particular banks and restaurants weighed on relative performance. The worst relative performer was Fluor, which announced weaker-than-expected guidance. Consumer staples stocks were among the bright spots as selection of beverage and food makers boosted results. Forest Labs was the best relative performer after the company won a patent ruling on its depression treatment Lexapro. The segment’s position in Microsoft, which announced it would repurchase up to $40 billion in stock, also aided returns.

The other actively managed segment of the Large-Cap Growth Equity Fund, which is advised with the assistance of T. Rowe Price Associates, Inc., underperformed the Russell 1000 Growth Index for the quarter ended September 30, 2006. The segment’s underperformance relative to the index was driven by weak stock selection, offsetting the contribution made by sector weightings. In information technology, stock selection in software, semiconductors and semiconductor equipment, and Internet software and services detracted from performance, with weakness in holdings of Maxim Integrated Products, Marvell Technology Group, and Yahoo! Stock selection in the consumer discretionary sector also detracted from performance, notably in Internet and catalog retail and household durables. Industries contributing to relative performance included industrial conglomerates, energy equipment and services, and wireless telecommunication services. Holdings contributing to relative results included General Electric, Danaher, Southwest Airlines and American Tower Systems.

The performance of the indexed segment of the Fund for the quarter ended September 30, 2006 was consistent with the Russell 1000 Growth Index after taking into account expenses.

The segment of the Large-Cap Growth Equity Fund which is advised with the assistance of Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the nine month period ended September 30, 2006. For the year to date, stock selection in healthcare, consumer staples and energy helped performance. Overweighting in the information technology sector hurt performance as did stock selection in financials, consumer discretionary and telecom services.

The other actively managed segment of the Large-Cap Growth Equity Fund, advised with the assistance of RCM Capital Management LLC until February 28, 2006, and thereafter with the assistance of T. Rowe Price Associates, Inc., outperformed the Russell 1000 Growth Index for the nine month period ended September 30, 2006. RCM outperformed during the period it advised as stock selection added to performance. Stock selection within the semiconductors, energy and biotechnology sectors helped performance for the period, while stock selection within the health care equipment, communications equipment and consumer services sectors detracted from returns. Industry strategy for the period hurt performance. An overweight in the diversified financials sector and an underweight in the food beverage & tobacco and computers &

peripherals sectors aided performance. An overweight in the Internet software & services and semiconductors sectors and an underweight in the communications equipment sector detracted from performance. Since March 1, 2006 the segment has underperformed the Russell 1000 Growth Index. Both stock selection and sector weightings detracted from relative results. The primary source of value added during the period was stock selection in the consumer discretionary sector. Stock selection in the multiline retail, household durables, and hotels, restaurants and leisure industries contributed to relative performance, offsetting negative relative performance in media. Stock selection in the industrials and business services sector also boosted relative results, notably in the machinery industry. Stock selection in the wireless telecommunication services industry drove positive relative performance in the telecommunication services sector. Information technology was the primary detractor from relative performance. Both stock selection, notably in semiconductors and semiconductor equipment and software, and an overweight sector position detracted from performance. The health care sector detracted from relative results due to stock selection in pharmaceuticals and health care equipment and supplies, with an underweight position in the former industry also impairing relative performance. Stock selection also drove relative underperformance in the financials sector.

The performance of the indexed segment of the Fund for the nine month period ended September 30, 2006 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

The Index Equity Fund invests in common stocks of U.S. companies which are included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the quarter ended September 30, 2006, the Index Equity Fund experienced a total return, net of expenses, of 4.53%. By comparison, the Russell 3000 Index produced an investment record of 4.64% for the same period. For the nine months ended September 30, 2006, the Fund experienced a total return, net of expenses, of 7.65%, compared to an investment record of 8.02% for the Russell 3000 Index for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Index Equity Fund for the quarter was consistent with the Russell 3000 Index after taking into account expenses.

The performance of the Index Equity Fund for the nine month period was consistent with the Russell 3000 Index after taking into account expenses.

Mid-Cap Value Equity Fund

The Mid-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in equity securities of companies with market capitalizations of between $1 billion and $12 billion at the time of investment. The Fund seeks to achieve growth of capital through investing primarily in common stocks of medium-sized companies believed to be attractively priced relative to their future earnings power. The Fund seeks to emphasize sectors and securities State Street and the Investment Advisor consider undervalued.

For the quarter ended September 30, 2006, the Mid-Cap Value Equity Fund, which was then advised with the assistance of Ariel Capital Management, LLC, experienced a total return, net of expenses, of 4.61%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 3.53% for the same period. For the nine months ended September 30, 2006, the Fund experienced a total return, net of expenses, of 4.12%, compared to an investment record of 10.79% for the Russell Mid-Cap Value Index for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Value Equity Fund outperformed the Russell Mid-Cap Value Index for the quarter ended September 30, 2006. The benchmark’s returns were weighed down by exposure to the lower quality cyclical issues that have fueled recent rallies. During the quarter, several of the Fund’s holdings rebounded significantly. Notably, a recovering Interpublic Group of Companies, Inc.’s stock was up more than 27% from its July low. The stock had been depressed from ongoing revenue falloff combined with significant expenditures connected to Sarbanes-Oxley compliance requirements. Sizeable new business wins have given its turnaround efforts important momentum. Interpublic stands at an inflection point as revenue runoff has largely diminished and compliance outlays have been considerably reduced. Conversely, H&R Block, Inc. is still facing headwinds. Its shares fell 8% due to higher than anticipated mortgage delinquencies, prompting the company to book a higher than expected loss provision. These mortgage credit issues continue to be monitored closely, as the company is attractively valued given the strength of the core tax-preparation business, which experienced a successful price increase during the 2006 tax season.

The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap Value Index for the nine month period ended September 30, 2006. The first three quarters of 2006 have been somewhat erratic. While indices rallied on the back of soaring commodity and cyclical stocks through March, sentiments gyrated between bullish and bearish in the second quarter. Over the last three months, the stock market returned to normalcy with the price of oil dropping, inflation apparently moderating and market leadership rotating towards favored holdings that have predictable earnings and strong balance sheets. Closer inspection reveals that the weakest performers have been in the consumer discretionary and services sector. Specifically, two holdings were primarily responsible for the shortfall: McClatchy Co. (-28%) and Career Education Corp. (-33%). Aiding performance was Fisher Scientific International Inc., which rose 26% on the news of its acquisition by Thermo Electron Corp. in an all-stock transaction. The merger vertically integrates Thermo Electron’s leadership in analytical instruments for the life sciences and health care industries with Fisher Scientific’s leading position in consumables.

Mid-Cap Growth Equity Fund

The Mid-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations of between $1 billion and $12 billion at the time of investment. The Fund emphasizes sectors and securities that State Street and the Investment Advisor believe have strong earnings growth potential. The Mid-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

For the quarter ended September 30, 2006, the Mid-Cap Growth Equity Fund, which is advised with the assistance of Turner Investment Partners, experienced a total return, net of expenses, of (3.05%). By comparison, the Russell Mid-Cap Growth Index produced an investment record of 0.89% for the same period. For the nine months ended September 30, 2006, the Fund experienced a total return, net of expenses, of 1.09%, compared to an investment record of 3.47% for the Russell Mid-Cap Growth Index for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the quarter ended September 30, 2006. The consumer discretionary sector (-1.2%) accounted for the largest underperformance on a sector basis versus the Russell Mid-Cap Growth Index. Within this group, solid results posted by Coach Inc. (+15%) and electronic game manufacturer International Game Technology Inc. (+9%) were more than offset by weakness in Station Casinos Inc. (-17%), Coldwater Creek Inc. (-26%), and Wesco International Inc. (-16%). Station Casinos sold off on concerns that the local gambling markets it covers were becoming over-served, and future earnings growth may be hampered due to the addition of high cost debt on its balance sheet. The Fund’s holding in Coldwater Creek, a specialty retailer focused on women’s apparel, fell due to concerns related to weaker consumer spending. Wesco, an electrical products distributor, traded lower due to concerns that economic growth would impinge upon the company’s future growth rate. Results in the consumer staples sector detracted from performance as Hansen Natural Corp. (-37%) and Whole Foods Market Inc. (-8%) traded lower. Hansen, a leading provider of energy drinks, suffered from supply disruptions during the quarter, while the near term earnings for Whole Foods are expected to be weighed down by additional expenses related to the company’s new store openings. The Fund also lost ground versus the benchmark in the technology sector (-0.6%), as investors quickly punished companies that provided a weaker than expected outlook. Rackable Systems Inc. (-48%) traded down significantly after indicating that end markets were weakening and pricing pressures loomed. SiRF Technology Holdings Inc. (-39%), which makes semiconductors for global positioning systems, also plummeted after the company posted second-quarter results which topped Wall Street expectations but issued a disappointing forecast. During the quarter, modest excess return in the materials & processing sector was due to the solid results posted by Precision Castparts Corp. (+6%) and General Cable Corp. (+9%). Aerospace markets continue to remain robust, and Precision Castparts is well positioned to continue its above-average revenue and margin performance going forward. General Cable’s positive results were driven by the strong demand in the North American industrial and networking businesses, improved pricing and strong operating performance.

The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the nine month period ended September 30, 2006. Weighing on performance for the year-to-date period was security selection within the healthcare sector (-3.5% for the Fund vs. +3.6% for the benchmark) which represented 15% of the Fund on average. The Fund’s managed care and medical specialties holdings hurt performance the most. Leading the decline were Biomet Inc. and Humana Inc. In the consumer discretionary area – the largest weight of the Fund representing 22% on average – weakness in satellite radio holdings (XM Satellite Radio Holdings Inc. and Sirius Satellite Radio Inc.) and specialty stores (Williams-Sonoma Inc. and Coldwater Creek Inc.) contributed to the erosion of 1.0% of relative performance.

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

For the quarter ended September 30, 2006, the Small-Cap Equity Fund experienced a total return, net of expenses, of (2.20)%. By comparison, the Russell 2000 Index produced an investment record of 0.44% for the same period. For the nine months ended September 30, 2006, the Fund experienced a total return, net of expenses, of 1.10%, compared to an investment record of 8.69% for the Russell 2000 Index for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The segment of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP underperformed the Russell 2000 Index for the quarter ended September 30, 2006. A bottom-up investment approach was the primary driver behind negative performance in the third quarter. Stock selection suffered across most sectors, with the exception of health care, consumer discretionary and information technology. Stock selection in the financials sector detracted from relative performance, due in part to holdings such as First Community Bancorp and Taylor Capital. First Community, despite solid second quarter results, declined as the company took a large provision for bad loans. However, First Community Bancorp is viewed as an attractive acquisition target due to its unique position in southern California. Taylor Capital, an attractive stock due to its cheap valuation, reported lower-than-expected second quarter profits, causing its share price to decline during the third quarter. The industrials sector also performed poorly due to security selection. The segment’s overweight position to underperforming stocks such as Genesee & Wyoming and non-benchmark names, such as US Airways, detracted from performance. Genesee & Wyoming, a regional railroad operator, reported disappointing second quarter earnings, reflecting weaknesses in its Bolivian and Mexican operations. However, it is believed that the stock will bounce back due to its ability to expand rail properties and run them more efficiently and profitably. Shares of US

Airways declined as news of a foiled terrorist plot in the United Kingdom caused a drop in revenue in July. Stock selection in the health care sector added to relative performance, due in part to the strong performance of Connetics Corporation, a specialty pharmaceuticals company that focuses on commercialization of dermatological products. Connetics recently received FDA approval for several new products. The consumer discretionary sector also benefited from stock selection, in particular from ADVO, a direct mail media company. Shares of ADVO soared after it was announced that the company would be acquired by Valassis Communications.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the quarter ended September 30, 2006. The third quarter especially displayed the “growth penalty” as companies in the Russell 2000 with the highest expectations of growth dramatically underperformed the benchmark. The segment lagged the benchmark primarily due to a larger exposure to stocks with high earnings growth relative to the benchmark.

The performance of the indexed segment of the Small-Cap Equity Fund for the quarter ended September 30, 2006 was consistent with the Russell 2000 Index after taking into account expenses.

The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP underperformed the Russell 2000 Index for the nine month period ended September 30, 2006. A bottom-up investment approach produced weak relative results in the first nine months of the year, with underperformance in nine of the ten broad market sectors. Poor performance from holdings in the materials and information technology sectors detracted from results relative to the Russell 2000 Index. Within the materials sector, the segment’s overweight position in Cleveland-Cliffs, an iron ore pellet producer, detracted from performance, particularly as the decrease in the price of iron ore pellets negatively impacted earnings in the early part of the year. The stock continues to be held as it is attractive over the long-term. Within the information technology sector, non-benchmark holding Red Hat detracted from relative performance. Red Hat, which acquired JBoss late in the second quarter, performed poorly year-to-date. Declining subscription revenues, in addition to integration roadblocks with JBoss, have contributed to the stock’s poor performance. The top-performing sector year-to-date was health care. The segment benefited from a large overweight to Magellan Health Services, a provider of health benefit services to health plans, employers and public sector payers.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the nine month period ended September 30, 2006. Year to date performance has been negatively impacted primarily by a strong bias against companies with high expected earnings growth. This pattern of underperformance to growth typically happens when overall economic activity begins to slow as investors seek stability in earnings rather than growth itself.

The indexed segment of the Small-Cap Equity Fund underperformed the Russell 2000 Index for the nine months ended September 30, 2006 due to trading during the annual index reconstitution in June.

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

For the quarter ended September 30, 2006, the International Equity Fund experienced a total return, net of expenses, of 3.90%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI AC World Ex-U.S. Index”) produced an investment record of 3.88% for the same period. For the nine months ended September 30, 2006, the Fund experienced a total return, net of expenses, of 14.61%, compared to an investment record of 13.93% for the MSCI AC World Ex-U.S. Index for the same period. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The segment of the International Equity Fund advised with the assistance of JPMorgan Asset Management (UK) Limited underperformed the MSCI AC World Ex-U.S. Index for the quarter ended September 30, 2006. Stock selection in the material and industrial sectors combined with an underweight in utilities were the main reasons for the shortfall. A pullback in commodity prices combined with concerns about a possible slowdown in global demand negatively impacted a number of holdings within the material and industrial sectors—among them CVRD, BHP Billiton, Wolseley, Mitsubishi Corp., Sumitomo Corp, Daikin and Fanuc. A lack of exposure to Spanish utilities also hurt the portfolio, as mergers and acquisitions activity caused those stocks to surge. On the positive side, stock selection in consumer staples and financials contributed positively to performance. Performance in consumer staples was underpinned by a number of companies in the United Kingdom and Mexico (Morrison, Tesco, FEMSA and Wal-Mex). Within financials, Japanese companies fared poorly but the effects were more than offset by a strong showing from China Life and a number of European holdings. Performance within the energy sector was mixed. The sector in general fared poorly during the quarter as oil prices retreated but the segment’s holdings held up better than the sector average.

The segment of the International Equity Fund advised with the assistance of Philadelphia International Advisors, LP outperformed the MSCI AC World Ex-U.S. Index for the quarter ended September 30, 2006. International equity markets performed well in the third quarter, despite the sharp housing slowdown in America, more violent flare-ups in the Middle East and a military coup in Thailand. Fortunately, these worrisome events were more than offset by the United States Federal Reserve’s decision to put its two year tightening policy on hold, and by a dramatic slide in energy and commodity prices. During the third quarter, the segment modestly outperformed the index. Some of the extra return resulted from relatively low exposure to Japanese stocks, and from successful stock selection, especially in the United Kingdom, Australia, Germany, Sweden and Switzerland.

The segment of the International Equity Fund advised with the assistance of JPMorgan Asset Management (UK) Limited outperformed the MSCI AC World Ex-U.S. Index for the nine month period ended September 30, 2006. The factors that detracted from performance in the third quarter, an underweight in utilities, stock selection in industrials and materials, were also the main detractors on a year-to-date basis. In contrast, stock selection in financials, technology, consumer discretionary and telecoms all contributed positively to performance. As was the case in the third quarter, Japanese financial holdings have fared poorly on a year-to-date basis but have been more than offset by a strong showing from China Life and a number of companies in Europe. On the other hand, Japanese companies, most notably Canon and Nintendo, spearheaded the strong showing in technology. Within consumer discretionary, auto and media holdings, BMW, Wolters Kluwer and Reed Elsevier were the main drivers. In telecoms, the segment benefited from holding emerging market names Telecom Indonesia and America Movil.

The segment of the International Equity Fund advised with the assistance of Philadelphia International Advisors, L.P. outperformed the MSCI AC World Ex-U.S. Index for the nine month period ended September 30, 2006. Positive relative performance in the third quarter has widened the margin over the Index year to date. Like recent performance, higher returns this year have also been generated by a portfolio tilt towards Europe and away from Japan, and good security selection in the United Kingdom, Japan and Germany.

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

For the quarter ended September 30, 2006, the Structured Portfolio Service experienced a total return, net of expenses, of 3.22% for the Conservative Portfolio, 3.80% for the Moderate Portfolio, and 3.94% for the Aggressive Portfolio.

For the nine month period ended September 30, 2006, the Structured Portfolio Service experienced a total return, net of expenses, of 5.12% for the Conservative Portfolio, 6.66% for the Moderate Portfolio, and 7.84% for the Aggressive Portfolio.

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

Retirement Date Funds

The purpose of the Retirement Date Funds is to provide a series of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. The Retirement Date Funds utilize a broad range of asset classes and a regular rebalancing process to provide diversification of returns and risks consistent with the stated time period to retirement. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who have reached retirement. The 2010 Retirement Date Fund currently seeks to provide moderate capital appreciation and some stability of principal for investors planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and some stability of principal for investors planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks primarily to provide long-term capital appreciation for individuals planning to retire in or around the year 2030. The 2040 Retirement Date Fund currently seeks primarily to provide long-term capital appreciation for investors planning to retire in or around the year 2040. With the exception of the Lifetime Income Retirement Date Fund, which is designed for those currently retired, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified target retirement date draws nearer.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank and Trust Company, including S&P 500 Flagship Securities Lending Fund (“S&P 500 Index Fund”), Daily MSCI EAFE Fund, S&P MidCap 400 Index Securities Lending Fund (“S&P MidCap 400 Index Fund”), Russell 2000 Index Securities Lending Fund (“Russell 2000 Index Fund”), Long U.S. Government Index Securities Lending Fund (“Lehman Long Government Bond Fund”), Limited Duration Bond Non-Lending Fund (“Limited Duration Bond Fund”) and Short Term Investment Fund.

Funds in the Lifetime Income Retirement Date Fund are allocated as follows: S&P 500 Index Fund, 19.0%; Daily MSCI EAFE Index Fund, 3.0%; S&P MidCap 400 Index Fund, 2.0%; Russell 2000 Index Fund, 1.0%; Lehman Long Government Bond Fund, 25.0%; Limited Duration Bond Fund, 40.0%; and Short Term Investment Fund, 10.0%. Funds in the 2010 Retirement Date Fund are currently allocated as follows: S&P 500 Index Fund, 28.2%; Daily MSCI EAFE Index Fund, 4.7%; S&P MidCap 400 Index Fund, 2.8%; Russell 2000 Index Fund, 1.8%; Lehman Long Government Bond Fund, 37.5%; Limited Duration Bond Fund, 19.2%; and Short Term Investment Fund, 5.8%. Funds in the 2020 Retirement Date Fund are currently allocated as follows: S&P 500 Index Fund, 39.0%; Daily MSCI EAFE Index Fund, 14.0%; S&P MidCap 400 Index Fund, 5.7%; Russell 2000 Index Fund, 3.8%; Lehman Long Government Bond Fund, 31.0%; Limited Duration Bond Fund, 1.5%; and Short Term Investment Fund, 5.0%. Funds in the 2030 Retirement Date Fund are currently allocated as follows: S&P 500 Index Fund, 44.5%; Daily MSCI EAFE Index Fund, 19.5%; S&P MidCap 400 Index Fund, 7.4%; Russell 2000 Index Fund, 7.1%; Lehman Long Government Bond Fund, 21.0%; and Short Term Investment Fund, 0.5%. Funds in the 2040 Retirement Date Fund are currently allocated as follows: S&P 500 Index Fund, 45.0%; Daily MSCI EAFE Index Fund, 24.5%; S&P MidCap 400 Index Fund, 9.8%; Russell 2000 Index Fund, 9.7%; and Lehman Long Government Bond Fund, 11.0%.

For the period August 1, 2006 through September 30, 2006, the Retirement Date Funds experienced a total return, net of expenses, of 2.50% for the Lifetime Income Retirement Date Fund, 3.17% for the 2010 Retirement Date Fund, 4.36% for the 2020 Retirement Date Fund, 4.62% for the 2030 Retirement Date Fund and 3.78% for the 2040 Retirement Date Fund.

Item 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of September 30, 2006.

Internal Control Over Financial Reporting: During the preparation of the Collective Trust’s financial statements for the quarter ended June 30, 2006, an input error resulted in an error in selected figures on the financial highlight data which were not timely detected by management in its review of the preliminary drafts. Management has concluded that the input control is designed appropriately but was not operating effectively. Management has added new procedures and reinforced existing standard operating procedures with process owners as part of its remediation plan. These changes were in place for the preparation of the Collective Trust’s financial statements for the quarter ended September 30, 2006.

PART II. OTHER INFORMATION.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2006, the Collective Trust issued an aggregate of approximately $204,000,000 in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund, portfolio of the Structured Portfolio Service or Retirement Date Fund.

Item 6. EXHIBITS.

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

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

November 9, 2006	By:	/s/ Philip J. Lussier
	Name:	Philip J. Lussier
	Title:	Chief Executive Officer

November 9, 2006	By:	/s/ Beth M. Halberstadt
	Name:	Beth M. Halberstadt
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of Philip J. Lussier pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Philip J. Lussier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.