Form 10-K
period 2006-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2007-03-01
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was approximately $3.85 billion.

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

PART I

ITEM 1.    Business.

OVERVIEW

The American Bar Association Members/State Street Collective Trust (the “Collective Trust”) was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the ABA Retirement Funds program (the “Program”). As of December 31, 2006, there were ten separate collective investment funds (the “Funds”), three portfolios of a Structured Portfolio Service and five Retirement Date Funds. The current Funds are as follows: Stable Asset Return Fund, Intermediate Bond Fund, Balanced Fund, Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Index Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund. Assets contributed under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offers conservative, moderate or aggressive allocations of assets among the Funds listed above and in the Retirement Date Funds, a group of five balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. The Funds, portfolios of the Structured Portfolio Service and Retirement Date Funds are Investment Options under the Program, which is sponsored by ABA Retirement Funds (“ARF”).

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

THE PROGRAM

The Program is sponsored by ARF, an Illinois not-for-profit corporation organized by the ABA to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or other affiliated organizations. The Program is a comprehensive retirement program that provides Employers with tax-qualified employee retirement plans, a variety of Investment Options and related recordkeeping and administrative services. As of December 31, 2006, there were approximately 4,200 plans participating in the Program through which approximately 46,000 Participants participated in the Program.

As trustee of the Collective Trust, State Street is responsible for the operation and management of Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds under the Collective Trust. State Street Bank provides administrative and recordkeeping services required by the Program. State Street Bank has engaged CitiStreet to provide such recordkeeping and administrative services. State Street Bank also is the sole trustee of each of the ABA Members Trusts. For a more complete description of the relationship between State Street and State Street Bank, see “—State Street and State Street Bank.”

DESCRIPTION OF INVESTMENT OPTIONS

The Collective Trust offers ten collective investment funds, three portfolios of a Structured Portfolio Service and five Retirement Date Funds. The Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds are Investment Options under the Program. It currently is anticipated, however, that the portfolios of the Structured Portfolio Service will be terminated and hence no longer available as Investment Options under the Program effective on or about January 1, 2008.

All proceeds received by the Collective Trust relating to the contribution, transfer or allocation of assets to a Fund, a portfolio of the Structured Portfolio Service or a Retirement Date Fund are applied to the purchase of Units of such Fund, portfolio of the Structured Portfolio Service or Retirement Date Fund. Assets invested through the ABA Members Plans are held under the Retirement Trust, and assets invested through individually designed plans are held under the Pooled Trust. State Street Bank is the sole trustee of each of the ABA Members Trusts.

The Stable Asset Return Fund invests in high quality short-term instruments and investment contracts. The Intermediate Bond Fund invests in debt securities of varying maturities. The Balanced Fund invests in both equity and debt securities. The Index Equity Fund invests in common stocks included in the Russell 3000 Index. The Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund invest in equity securities of various types. Assets contributed or held under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offer three approaches to diversifying investments in the Program by providing the opportunity to select conservative, moderate or aggressive allocations of assets among the Program’s Funds, and in the Retirement Date Funds, which are a group of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. In addition, assets contributed under the Program may be invested in publicly traded debt and equity securities and shares of numerous mutual funds through Self-Managed Brokerage Accounts.

Interests in the respective Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds are represented by Units, each of which represents an undivided pro rata share of the net assets of a Fund, a portfolio of the Structured Portfolio Service or a Retirement Date Fund. Although the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds are similar in some respects to registered open-end management investment companies (commonly referred to as “mutual funds”), the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds are not required to be and are not registered as investment companies under the Investment Company Act. The Units representing interests in the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds are held by State Street Bank, as trustee of the ABA Members Trusts. Neither the assets of the ABA Members Trusts nor the Investment Options are subject to the claims of the creditors of State Street or State Street Bank. The Investment Options are not insured by the Federal Deposit Insurance Corporation or any governmental agency. State Street’s activities as trustee of the Collective Trust and State Street Bank’s activities as trustee of the ABA Members Trusts are subject to the requirements of ERISA. There are no voting rights connected with the ownership of Units. No officer of the Collective Trust or officer or director of State Street owns, beneficially or of record, any Units of beneficial interest in the Collective Trust. As of December 31, 2006, no person or entity vested with investment responsibility for the assets contributed to the Program owned more than 5% of the Units of beneficial interest in the Collective Trust or in any Investment Option offered thereunder, except that three Participants owned 11.01%, 7.62% and 5.78%, respectively, of the outstanding Units of the Lifetime Income Retirement Date Fund, three Participants owned 15.8%, 11.18% and 5.57%, respectively, of the outstanding Units of the 2010 Retirement Date Fund and two Participants owned 6.57% and 5.22%, respectively, of the outstanding Units of the 2020 Retirement Date Fund.

Units in the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds are not “redeemable securities” within the meaning of the Investment Company Act because the holder does not have an entitlement to receive approximately the holder’s proportionate share of the Collective Trust’s current net assets or the cash equivalent thereof (or the current net assets or cash equivalent thereof of any Investment Option) upon presentation of the Units to the Collective Trust. However, each Unit entitles its holder to exercise investment rights that are substantially similar to the rights of holders of “redeemable securities” issued by a mutual fund. Units in each Fund, in each portfolio of the Structured Portfolio Service and in each Retirement Date Fund may be liquidated on each Business Day (subject to applicable restrictions under the terms of the Program) for cash equal to the per Unit net asset value of the Fund, the portfolio in the Structured Portfolio Service or the Retirement Date Fund, as applicable. In addition, transfers may be made among the Funds the portfolios in the Structured Portfolio Service and the Retirement Date Funds based on the relevant per Unit net asset values.

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

Strategy. The Stable Asset Return Fund invests primarily in investment contracts and high-quality short-term instruments through the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust, a collective investment fund maintained by State Street Bank, which in turn invests the high-quality short-term instruments portion of its assets in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund, a collective investment fund maintained by State Street Bank. The Fund invests in obligations of the United States government and its agencies and instrumentalities (referred to as “U.S. Government Obligations”) and in other high quality instruments, including notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers’ acceptances, supranational and sovereign debt obligations (including obligations of foreign government sub-divisions), asset-backed securities, master notes, promissory notes, funding agreements, variable and indexed interest notes and repurchase agreements (collectively, “Short-Term Investment Products”). The Stable Asset Return Fund may invest in U.S. Government Obligations and Short-Term Investment Products so long as the average weighted days to maturity of all such investments does not exceed 120 days. The Fund also invests in investment contracts, including “Synthetic GICs” issued by insurance companies, banks or other financial institutions. Synthetic GICs are arrangements comprised of an investment in one or more underlying securities and a contract issued by an insurance company, bank or other financial institution that provides for the return of principal and an agreed upon rate of interest for purposes of permitting the contract to be benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests by Program participants and beneficiaries). The underlying securities of Synthetic GICs generally consist of fixed income debt instruments. The average weighted maturity of the Fund’s Short-Term Investment Products and investment contracts may not exceed 2.25 years. As of December 31, 2006, approximately 19.68% of the Fund’s assets were invested in U.S. Government Obligations and Short-Term Investment Products and 80.32% of the Fund’s assets were invested in investment contracts. As of December 31, 2006, the duration of the Stable Asset Return Fund was 1.92 years. The Fund’s portfolio is structured to provide cash flow to assist liquidity management and to mitigate interest rate volatility while seeking to maximize rate of return.

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

The methods used to value assets of the Stable Asset Return Fund provide certainty in valuation but can result in the overvaluation or undervaluation of the value of a particular instrument or investment contract when compared to its market value, and the longer the maturity of a particular instrument or investment contract, the greater the exposure to the risk of such overvaluation or undervaluation. If a holder of Units in the Stable Asset Return Fund were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was less than the value used to compute its Unit value, the holder would be overpaid (based on market price) and the market value of the Units in the Fund held by the remaining holders of Units in the Fund would be diluted. Conversely, if a holder were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was more than the value used to compute its Unit value, the holder would be underpaid (based on market price) and the value of interests in the Fund of the remaining holders of Units in the Fund would be increased. Along the same lines, if a purchaser of Units in the Stable Asset Return Fund were to acquire such Units at a time when the market value of the assets of the Stable Asset Return Fund was less than (more than) the value used to compute its Unit value, the purchaser would overpay (underpay) (based on market price) and the market value of the Units in the Fund held by the remaining holders of Units in the Fund would be enhanced (diluted). State Street Bank monitors the market value of the investment contracts and Short-Term Investment Products held by the Fund. If State Street Bank were to determine that the per Unit net asset value of the Stable Asset Return Fund has deviated from the net asset value determined by using available market quotations or market equivalents (market value) for investment contracts and Short-Term Investment Products to a large enough extent that it might result in a material dilution or other unfair result to holders of Units, State Street Bank might adjust the per Unit net asset value of the Fund or take other action that it deems appropriate to eliminate or reduce, to the extent reasonably practicable, the dilution or other unfair result. The Financial Accounting Standards Board has issued guidance that, effective for financial statements for annual periods ending after December 15, 2006, requires the Fund to make several modifications in its financial statement presentation and disclosure, including presentation of both the fair value and contract value of benefit-responsive investment contracts. The adoption of these changes has not impacted the use by the Fund of contract value accounting.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Intermediate Bond Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 389% for the twelve months ended December 31, 2006 and 458% for the twelve months ended December 31, 2005. The Fund’s portfolio turnover includes trades such as TBA rolls, futures transactions, buys/sells of commercial paper, and reverse repurchase agreements. The Fund believes that it is important to have the ability to seek higher returns using a diverse array of strategies and instruments, particularly in the highly sophisticated global market. Some of these strategies and instruments, particularly mortgages and derivatives, by their very nature necessitate a relatively high number of trades and trade entries.

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

PIMCO is an investment management company founded in 1971. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission. Its principal place of business is 840 Newport Center Drive, Suite 100, Newport Beach, CA 92660. PIMCO, a Delaware limited liability company, is a majority-owned subsidiary of Allianz Global Investors L.P. (“AllianzGI LP”). Allianz AG (“Allianz”) is the indirect majority owner of AllianzGI LP. Allianz is a European-based, multinational insurance and financial services holding company. Pacific Life Insurance Company holds an indirect minority interest in AllianzGI LP. PIMCO had approximately $667.8 billion in assets under management as of December 31, 2006.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Balanced Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 18% for the twelve months ended December 31, 2006 and 22% for the twelve months ended December 31, 2005.

Investment Advisors. State Street has retained Capital Guardian Trust Company (“Capital Guardian”) to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Balanced Fund with respect to investments in equity securities. The portion of the Balanced Fund invested in debt securities and money market instruments is invested through the Intermediate Bond Fund, with respect to which State Street has retained PIMCO to serve as Investment Advisor. For information regarding the investment objectives, guidelines and restrictions of the Intermediate Bond Fund, see “—Intermediate Bond Fund.”

Advisor to the equity portion of the Balanced Fund since June 1997, Capital Guardian, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non-depository trust company incorporated in 1968. Capital Guardian is a registered investment advisor with the SEC. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of high-net worth individuals. As of December 31, 2006, it had approximately $152.2 billion in assets under its management.

Advisor to the Intermediate Bond Fund, through which the debt portion of the Balanced Fund is invested, PIMCO is an investment management company founded in 1971. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission. Its principal place of business is 840 Newport Center Drive, Suite 100, Newport Beach, CA 92660. PIMCO, a Delaware limited liability company, is a majority-owned subsidiary of Allianz Global Investors L.P. (“AllianzGI LP”). Allianz AG (“Allianz”) is the indirect majority owner of AllianzGI LP. Allianz is a European-based, multinational insurance and financial services holding company. Pacific Life Insurance Company holds an indirect minority interest in AllianzGI LP. PIMCO had approximately $667.8 billion in assets under management as of December 31, 2006.

LARGE-CAP VALUE EQUITY FUND

Investment Objective. The Large-Cap Value Equity Fund’s investment objective is to achieve long-term growth of capital and dividend income. There can be no assurance that the Large-Cap Value Equity Fund will achieve its investment objective.

Strategy. The Large-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations, at the time of purchase, of greater than $1 billion that in the opinion of State Street and the Fund’s Investment Advisor are undervalued in the marketplace. A segment of the Large-Cap Value Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average value orientation. The Russell 1000 Index is comprised of the 1,000 largest companies in the Russell 3000 Index. The remainder of the Fund is actively managed. The actively managed portfolio of the Large-Cap Value Equity Fund seeks to achieve growth of capital through investing primarily in common stocks of larger capitalization companies believed to be attractively priced relative to their future earnings power. The Investment Advisor for this portion of the Fund seeks to limit the Fund’s divergence from the market’s performance over full market cycles to moderate levels. The Large-Cap Value Equity Fund is broadly diversified and emphasizes sectors and securities that State Street and the Investment Advisor for this portion of the Fund consider undervalued. Frank Russell & Company, which maintains the Russell 1000 Index, does not sponsor the Large-Cap Value Equity Fund, and is not affiliated in any way with the Large-Cap Value Equity Fund or with State Street.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Value Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 19% for the twelve months ended December 31, 2006 and 20% for the twelve months ended December 31, 2005. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of shares of the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, the collective investment fund through which the indexed portion of the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund was 30% for the twelve months ended December 31, 2006 and 43% for the twelve months ended December 31, 2005. The portfolio turnover of the actively managed portion of the Large-Cap Value Equity Fund was 22% for the twelve months ended December 31, 2006 and 24% for the twelve months ended December 31, 2005.

Investment Advisor. State Street has retained AllianceBernstein L.P. (“AllianceBernstein”), acting through its Bernstein Investment Research and Management Unit, to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Large-Cap Value Equity Fund. State Street Bank manages the indexed portion of the Fund’s assets through the Fund’s investment in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a collective investment fund maintained by State Street Bank. State Street may, in the future at its discretion and subject to consultation with ARF, employ an investment advisor to provide investment advice with respect to the indexed portion of the Fund’s assets. State Street determines the percentage of the assets of the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, 75% of the assets of the Fund will be allocated to the actively managed portion and 25% will be allocated to the indexed portion. Income and gains attributable to the assets allocated to each portion remain allocated to that portion unless and until re-allocated by State Street, and any differences in relative investment performance of the actively managed and indexed portions of the Fund can change the percentage of total assets of the Fund comprising each portion. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Large-Cap Value Equity Fund between the actively managed and indexed portions of the Fund in a manner intended to achieve the targeted allocations of the Fund’s assets to active and indexed management. State Street may also, in its discretion, re-allocate assets in the Fund among the actively managed and indexed portions in order to avoid excessive deviation from the targeted allocations.

Advisor to the Large-Cap Value Equity Fund since September 1995, AllianceBernstein is a registered investment advisor founded in 1962. Investment management recommendations for the Large-Cap

Value Equity Fund are made by the investment professionals of AllianceBernstein’s Bernstein Investment Research and Management Unit (“Bernstein”). Bernstein, located at 1345 Avenue of the Americas, New York, New York 10105, carries on the former investment research and management business of Sanford C. Bernstein & Co., Inc., a registered investment advisor and broker-dealer acquired by AllianceBernstein in October 2000 that managed value oriented investment portfolios from 1967 until its acquisition by AllianceBernstein. AllianceBernstein is a leading global investment advisor supervising client accounts with assets as of December 31, 2006 totaling approximately $717 billion.

LARGE-CAP GROWTH EQUITY FUND

Investment Objective. The Large-Cap Growth Equity Fund has a primary investment objective of achieving long-term growth of capital and a secondary investment objective of realizing income. There can be no assurance that the Large-Cap Growth Equity Fund will achieve its investment objectives.

Strategy. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion at the time of purchase that are believed to have strong earnings growth potential. The Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A segment of the Fund (approximately 33 1/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average growth orientation. The Russell 1000 Index is comprised of the 1,000 companies in the Russell 3000 Index with the largest market capitalization. The remainder of the Fund is actively managed. The Fund may invest a portion of its assets in convertible securities. Convertible securities, which include convertible debt instruments and many preferred stocks, contain both debt and equity features. Convertible securities may provide some protection when stock prices generally decline, but may experience less appreciation in value when stock prices generally increase. Frank Russell & Company, which maintains the Russell 1000 Index, does not sponsor the Large-Cap Growth Equity Fund, and is not affiliated in any way with the Large-Cap Growth Equity Fund or with State Street.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Growth Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 53% for the twelve months ended December 31, 2006 and 36% for the twelve months ended December 31, 2005. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of units of the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, the collective investment fund maintained by State Street Bank through which this portion of the Fund has invested since December 15, 2002, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund was 35% for the twelve months ended December 31, 2006 and 43% for the twelve months ended December 31, 2005. The portfolio turnover of the actively managed portions of the Large-Cap Growth Equity Fund was 76% for the twelve months ended December 31, 2006 and 52% for the twelve months ended December 31, 2005.

Investment Advisors. State Street has retained Capital Guardian and T. Rowe Price Associates, Inc. (“T. Rowe Price”) to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portions of the Large-Cap Growth Equity Fund. Prior to March 1, 2006, the Investment Advisor with respect to the portion of the Large-Cap Growth Equity Fund advised by T. Rowe Price was RCM Capital Management LLC.

State Street determines the percentage of the assets of the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, the assets of the Fund will be allocated into three portions, two of which are actively managed portions of 33 1/3% each of the assets of the Fund and managed with the advice of, respectively, Capital Guardian and T. Rowe Price. The third portion consists of the remaining 33 1/3% of the assets of the Fund and is invested to replicate the Russell 1000 Growth Index. State Street Bank manages the indexed portion of the Fund’s assets through the Fund’s investment in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a collective investment fund maintained by State Street Bank. State Street may, in the future at its discretion and subject to consultation with ARF, employ an investment advisor to provide investment advice with respect to the indexed portion of the Fund’s assets. Income and gains attributable to the assets allocated to each of the three portions remain allocated to that portion unless and until re-allocated by State Street, and any differences in relative investment performance of the three portions of the Fund can change the respective percentages of total assets of the Fund allocated to the three portions of the Fund. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Fund among the three portions in a manner intended to achieve the targeted allocations of the Fund’s assets. State Street may also, in its discretion, re-allocate assets among the portions in order to avoid excessive deviation from the targeted allocations.

Advisor to the Large-Cap Growth Equity Fund since January 1992, Capital Guardian, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non-depository trust company incorporated in 1968. Capital Guardian is a registered investment advisor with the SEC. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of high-net worth individuals. As of December 31, 2006, it had approximately $152.2 billion in assets under its management.

Advisor to the Large-Cap Growth Equity Fund since March 2006, T. Rowe Price is a Maryland corporation located at 100 East Pratt Street, Baltimore, Maryland 21202. T. Rowe Price is a wholly-owned subsidiary of T. Rowe Price Group, Inc., a publicly traded financial services holding company. Founded in 1937, the firm has been in the investment management business for over 69 years and provides investment management services to individual and institutional investor accounts, including the T. Rowe Price family of mutual funds. Together with its affiliated entities, T. Rowe Price had approximately $334.7 billion in assets under management as of December 31, 2006.

INDEX EQUITY FUND

Investment Objective. The investment objective of the Index Equity Fund is to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long term growth of capital. There can be no assurance that the Index Equity Fund will achieve its investment objective of replicating the total return of the Russell 3000 Index.

Strategy. The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in all of the common stocks included in the Russell 3000 Index with the possible exception of the companies in the Russell 3000 Index with the smallest capitalization. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 2006, the largest company had a market capitalization of approximately $447 billion and the smallest company had a market capitalization of approximately $133 million. The Russell 3000 Index is reconstituted annually on June 30 based on index methodology and market capitalization rankings as of the preceding May 31. Frank Russell & Company, which sponsors the Russell 3000 Index, does not sponsor the Index Equity Fund, and is not affiliated in any way with the Index Equity Fund or with State Street. Deviation of the Fund’s performance from the performance of the Russell 3000 Index (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Index Equity Fund, as well as from the expenses borne by the Index Equity Fund. Such purchases and redemptions may necessitate the purchase and sale of securities by the Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Index Equity Fund, changes made in the securities included in the Russell 3000 Index or the manner in which the performance of the Russell 3000 Index is calculated.

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

Risk Factors. By investing in the U.S. equity market, the Index Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Index Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial fluctuations, in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Portfolio Turnover. Ordinarily, an index fund will sell securities only to reflect changes in the index in which it invests or to accommodate cash flows into and out of the fund. Portfolio turnover of the Index Equity Fund was 6% for the twelve months ended December 31, 2006 and 7% for the twelve months ended December 31, 2005. This turnover reflects purchases and sales by the Fund of shares of the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company

Russell 3000 Index Securities Lending Fund was 21% for the twelve months ended December 31, 2006 and 27% for the twelve months ended December 31, 2005.

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

Strategy. The Mid-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in equity securities of companies with market capitalizations of between $1 billion and $12 billion at the time of investment. The Fund seeks to achieve growth of capital through investing primarily in common stocks of medium-sized companies believed to be attractively priced relative to their future earnings power. The Fund seeks to emphasize sectors and securities State Street and the Fund’s Investment Advisor consider undervalued.

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

Risk Factors. By investing in the U.S. equity markets, the Mid-Cap Value Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Mid-Cap Value Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Value Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 50%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 50%. Portfolio turnover was 131% for the twelve months ended December 31, 2006 and 32% for the twelve months ended December 31, 2005.

Investment Advisor. State Street has retained Wellington Management Company, LLP (“Wellington Management”) to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Value Equity Fund. Prior to November 1, 2006, the Investment Advisor for the Fund was Ariel Capital Management, LLC.

Advisor to the Mid-Cap Value Equity Fund since November 2006, Wellington Management traces its roots to 1928 and focuses its resources on managing investments for institutional clients. It employs a broad range of investment approaches that cover the major asset classes and a multitude of currencies. Wellington Management is an independent, private partnership, with eleven offices around the world. Its principal place of business is 75 State Street, Boston, Massachusetts 02109. As of December 31, 2006, Wellington Management had approximately $575.5 billion of client assets under management.

MID-CAP GROWTH EQUITY FUND

Investment Objective. The investment objective of the Mid-Cap Growth Equity Fund is to achieve long-term growth of capital. There can be no assurance that the Mid-Cap Growth Equity Fund will achieve its investment objective.

Strategy. The Mid-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations of between $1 billion and $12 billion at the time of investment that State Street and the Fund’s Investment Advisor believe have strong earnings growth potential. The Fund may invest a portion of its assets in convertible securities. Convertible securities, including convertible debt instruments and many preferred stocks, contain both debt and equity features. Convertible securities may provide some protection when stock prices generally decline, but may experience less appreciation in value when stock prices generally increase.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Growth Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 200%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 200%. Portfolio turnover was 160% for the twelve months ended December 31, 2006 and 156% for the twelve months ended December 31, 2005.

Investment Advisor. State Street has retained Turner Investment Partners to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Growth Equity Fund.

Advisor to the Mid-Cap Growth Equity Fund since July 2002, Turner Investment Partners was founded in 1990 and is 100% employee owned. Its principal place of business is 1250 Westlakes Drive, Suite 100, Berwyn, Pennsylvania 19312. Turner Investment Partners provides investment management to institutional tax exempt and taxable investors, mutual funds, and individual investors. As of December 31, 2006, Turner Investment Partners had discretionary management authority with respect to approximately $22.8 billion of assets.

SMALL-CAP EQUITY FUND

Investment Objective. The investment objective of the Small-Cap Equity Fund is to maximize long-term growth of capital. There can be no assurance that the Small-Cap Equity Fund will achieve its investment objective.

Strategy. The Small-Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Fund may also invest in newly issued securities and securities of seasoned, established companies that appear to have unusual value or appreciation potential. Industry diversification is not an objective of the Small-Cap Equity Fund and the Fund may, at times, be less diversified than the other Funds. A segment of the Fund is invested to replicate the Russell 2000 Index. The Russell 2000 Index is comprised of the 2,000 companies in the Russell 3000 Index with the smallest market capitalization. The remainder of the Fund is actively managed. Frank Russell & Company, which maintains the Russell 2000 Index, does not sponsor the Small-Cap Equity Fund, and is not affiliated in any way with the Small-Cap Equity Fund or with State Street.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover of the Small-Cap Equity Fund may be high. Although it is not expected to exceed 75% per year on average, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 75%. The possibility of high turnover reflects, in part, the volatility of the securities in which the Fund invests and the probability that the circumstances prompting investment in some companies may change more rapidly than in the case of larger, more diversified companies. Portfolio turnover was 79% for the twelve months ended December 31, 2006 and 103% for the twelve months ended December 31, 2005. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of units of the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, the collective investment fund maintained by State Street Bank through which this portion of the Fund has invested since July 1, 2005, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund was 45% for the twelve months ended December 31, 2006 and 56% for the six months ended December 31, 2005. The portfolio turnover of the actively managed portions of the Small-Cap Equity Fund was 80% for the twelve months ended December 31, 2006 and 21% for the twelve months ended December 31, 2005.

Investment Advisors. State Street has retained Wellington Management and Smith Asset Management Group, L.P. (“Smith Group”), to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Small-Cap Equity Fund.

State Street determines the percentage of the assets in the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, the assets of the Small-Cap

Equity Fund will be allocated into three portions, two of which are actively managed with the advice of, respectively, Wellington Management and Smith Group. The third portion consists of the remainder of the Small-Cap Equity Fund’s assets and is invested to replicate the Russell 2000 Index. State Street Bank manages the indexed portion of the Small-Cap Equity Fund’s assets through its investment in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a collective investment fund maintained by State Street Bank. State Street may, in the future at its discretion and subject to consultation with ARF, employ an investment advisor to provide investment advice with respect to the indexed portion of the Fund’s assets. As of December 31, 2006, the portion invested with the advice of Wellington Management consisted of approximately $172 million; the portion invested with the advice of Smith Group consisted of approximately $123 million; and the portion invested through the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund consisted of approximately $9 million.

As of December 31, 2006, approximately 57%, 40% and 3% of the assets of the Small-Cap Equity Fund were allocated to, respectively, Wellington Management, Smith Group and the indexed portion of the Small-Cap Equity Fund. Unless altered by State Street, net daily contributions and transfers to the Small-Cap Equity Fund and net daily withdrawals from and transfers out of the Fund will be allocated only to the indexed portion of the Fund. The portions of the Fund’s assets invested with the advice of Wellington Management and Smith Group are not expected to receive contributions and transfers to or to be the source of withdrawals from and transfers out of the Fund for the foreseeable future. Over time, the above-described treatment of the Small-Cap Equity Fund’s net daily cash flows may, depending on the respective levels of contributions or transfers to and withdrawals or transfers out of the Small-Cap Equity Fund, alter the respective proportions of the Small-Cap Equity Fund’s assets invested with the advice of Wellington Management or Smith Group and the indexed portion of the Fund. In addition, dividends, certain expenses and gains and losses attributable to the activities of each portion of the Small-Cap Equity Fund’s assets will be allocated to that portion, and any differences in relative investment performance of the two actively managed portions or the indexed portion of the Small-Cap Equity Fund’s assets will likely change the proportion of total assets of the Small-Cap Equity Fund comprising each portion. Although State Street reserves the right, in its discretion, to reallocate assets in the Small-Cap Equity Fund among the actively managed portions and/or indexed portion of the Small-Cap Equity Fund, State Street does not expect to effect any such reallocations for the foreseeable future. Thus, over time, allocations to the respective portions of the Small-Cap Equity Fund’s assets are likely to differ from those described above.

Advisor to the Small-Cap Equity Fund since December 2004, Wellington Management traces its roots to 1928 and focuses its resources on managing investments for institutional clients. It employs a broad range of investment approaches that cover the major asset classes and a multitude of currencies. Wellington Management is an independent, private partnership, with eleven offices around the world. Its principal place of business is 75 State Street, Boston, Massachusetts 02109. As of December 31, 2006, Wellington Management had approximately $575.5 billion of client assets under management.

Advisor to the Small-Cap Equity Fund since December 2004, and founded in 1995, Smith Group is a registered investment adviser specializing in equity investment management services. The firm manages assets among a diverse list of clients, which includes foundations, endowments, corporate pensions, public funds, multi-employer plans and high net worth individuals. It seeks attractively valued companies that it believes will generate earnings which exceed investor expectations. Its principal place of business is 100 Crescent Court, Suite 1150, Dallas, Texas 75201. As of December 31, 2006, Smith Group had approximately $5.2 billion of assets under management.

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

The International Equity Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. As of December 31, 2006, the International Equity Fund was invested in securities of issuers domiciled in approximately 30 countries. It may invest in countries throughout the world. Under exceptional economic or market conditions abroad, the International Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under “—Stable Asset Return Fund.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the International Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s overall performance. Although the International Equity Fund generally will hold its investments for an extended period of time, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions, and securities may be purchased and sold without regard to the length of time held when circumstances warrant. Portfolio turnover was 30% for the twelve months ended December 31, 2006 and 35% for the twelve months ended December 31, 2005.

Investment Advisors. State Street has retained JPMorgan Asset Management (UK) Limited (“JPMAM”) to be an Investment Advisor for the International Equity Fund for approximately half of the assets in the International Equity Fund, and Philadelphia International Advisors, LP (“PIA”) to serve as Investment Advisor for the other half of the assets in the International Equity Fund.

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

Advisor to the International Equity Fund since April 1, 2003, JPMAM was founded on December 31, 2000, following the merger of J.P. Morgan & Co. Inc. and The Chase Manhattan Corporation. This followed the acquisition of Robert Fleming Holdings Limited by The Chase Manhattan Corporation in

August 2000. In July 2004, JPMorgan Chase & Co. merged with Bank One Corporation. As part of JPMorgan Chase, JPMAM is a global asset management firm providing investment advice to corporations, governments, institutions, endowments, foundations and individuals. The principal place of business of JPMAM is 522 Fifth Avenue, New York, New York 10036. As of December 31, 2006, JPMAM had over $1.0 trillion of assets under management.

Advisor to the International Equity Fund since April 1, 2003, PIA is an investment management firm serving primarily corporate, public and endowment/foundation markets. Founded in 2002, PIA, a limited partnership owned by Glenmede Trust Company and Glenmede’s former international investment management team, is focused solely on international equities. PIA’s principal place of business is 1650 Market Street, One Liberty Place, Suite 1400, Philadelphia, Pennsylvania 19103. As of December 31, 2006, PIA had approximately $8.4 billion in assets under its management.

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

•

purchase real estate or mortgages, provided that a Fund may buy shares of real estate investment trusts listed on U.S. stock exchanges, if such purchases are consistent with the investment objective and restrictions set forth in the fund declaration for the Fund;

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

The foregoing restrictions with respect to industry and issuer concentration do not apply to the Index Equity Fund or the indexed portions of the Large-Cap Value Equity Fund, the Large-Cap Growth Equity Fund or Small-Cap Equity Fund (nor do they apply to the Retirement Date Funds) to the extent that the replicated index is concentrated in a specific industry or issuer.

Except as described under “—Derivative Instruments,” State Street has no present intention of causing any Fund to invest in options and financial futures contracts and other derivatives, and will not do so without prior notification to investors in the Funds.

The Funds, as well as the Retirement Date Funds, that invest in fixed income securities may also purchase such securities for future delivery on a “to be announced” or “TBA” basis where the price and coupon are determined at the time of purchase but the collateral for such securities is not determined until immediately before the securities are delivered. Investing in TBA securities carries risks similar to investing in “when-issued” securities. See “—Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors”, “—Intermediate Bond Fund—Risk Factors” and “—Balanced Fund—Risk Factors.”

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

When a Fund lends portfolio securities, its investment performance will continue to reflect changes in the value of the securities loaned, and the Fund will also receive a fee for lending its securities (which may include interest on the collateral). State Street Bank administers the securities lending activities of the respective Funds. A portion of the income generated by securities lending activities (equal to an amount that is expected to offset State Street’s cost of administering these activities) will be paid to State Street Bank. The remaining amount of the income generated will be reinvested in the relevant Fund.

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

State Street Bank generally values each Fund’s portfolio of securities based on closing market prices or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by State Street Bank to be unreliable, the fair value of the particular securities or assets is determined in good faith by State Street. For market prices and quotations, as well as some fair value methods of pricing, State Street or State Street Bank may rely upon securities prices provided by pricing services, the Investment Advisor(s) or independent dealers.

All methods of determining the value of a security used by State Street on a basis other than market value, including those discussed below, are forms of fair value pricing. All valuations of securities on a fair value basis are made pursuant to fair value procedures adopted by State Street. The use of fair value pricing with respect to the securities of any Fund may cause the value of the Units of that Fund to differ from the Unit value that would be calculated using only market prices.

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

With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, fair value pricing may be appropriate. Specifically, under appropriate circumstances, State Street will utilize a fair value model for the International Equity Fund to make fair value adjustments to the prices of

non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. If a significant event occurs other than general movements in the U.S. markets, State Street Bank will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with State Street’s fair value procedures.

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

For a discussion of the valuation of Units in the Stable Asset Return Fund, see “—Stable Asset Return Fund—Valuation of Units.”

Transfers. Transfers to and withdrawals from any of the Funds, as well as transfers to and withdrawals from the portfolios of the Structured Portfolio Service, the Self-Managed Brokerage Accounts and the Retirement Date Funds, will be effective on the day instructions are received if such instructions are received on a Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the Investment Options, and special restrictions on transfers in some cases, see “—Transfers Between Investment Options and Withdrawals.” It currently is anticipated that, effective on or about January 1, 2008, the portfolios of the Structured Portfolio will be terminated and hence no longer available for transfers.

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

DERIVATIVE INSTRUMENTS

The Funds will not engage in transactions in derivative instruments, except as described in this paragraph. Derivatives, which are financial instruments the value of which is derived from the value of other instruments or assets, include futures, options, swaps, swaptions, caps or floor contracts or foreign currency hedging contracts. Collateralized mortgage obligations (known as “CMOs”) and other mortgage-backed securities, as well as asset-backed securities, could be considered derivative securities because their value is derived from the cash flows from their underlying assets, such as the mortgages or accounts receivable.

•

The Index Equity Fund and the indexed portions of the Large-Cap Value Equity Fund, the Large-Cap Growth Equity Fund and the Small-Cap Equity Fund may engage in limited transactions in stock index futures and options for hedging purposes and as a substitute for comparable market positions in the securities held by each such Fund (with respect to the portion of its portfolio that is held in cash items—for example, pending investment or to pay for redemption requests).

•

The International Equity Fund and, to a lesser extent, the other Funds that invest in securities denominated in foreign currencies may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described in the second paragraph below.

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

The Retirement Date Funds may invest in derivative securities as described in “—Retirement Date Funds.”

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

In executing portfolio transactions, the Investment Advisors seek the most favorable execution available. The agreements between State Street and the Investment Advisors provide that, in assessing the best overall terms available for any transaction, the Investment Advisor may consider factors it deems relevant, including the brokerage and research services, as those terms are defined in section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provided to the Funds, viewed in terms of either that particular transaction or the broker-dealer’s overall responsibilities to the Fund.

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

Expected Termination of Structured Portfolio Service. It currently is anticipated that the portfolios of the Structured Portfolio Service will be terminated and hence no longer available as Investment Options under the Program on or about January 1, 2008. Any assets remaining in the portfolios of the Structured Portfolio Service as of that date, to the extent not directed into other Investment Options by Participants, will be transferred to other Investment Options consistent with applicable law.

RETIREMENT DATE FUNDS

Investment Objective. The Retirement Date Funds provide a series of balanced investment funds each of which is designed by State Street Bank to correspond to a particular time horizon to retirement. The five Retirement Date Funds, designated as the Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund and 2040 Retirement Date Fund, respectively, offer five separate “target retirement date” strategies, each with a distinct asset mix. With the exception of the Lifetime Income Retirement Date Fund, which is designed for those currently retired, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified target retirement date draws nearer. The Retirement Date Funds utilize a broad range of asset classes and an annual rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to retirement. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error.

Each Retirement Date Fund has a different initial investment strategy representing different risk and reward characteristics that reflect the remaining time to the target retirement date, as stated in name of each of the Retirement Date Funds. The longer the time horizon to the year in which a Retirement Date Fund will reach its most conservative investment mix, the greater is the Retirement Date Fund’s initial risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who have reached retirement and is comprised primarily of bonds and cash to provide stability and income. The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for maximum growth potential. There can be no assurance that any Retirement Date Fund will achieve its investment objective.

Strategy. The Retirement Date Funds generally seek to replicate the total return of respective composite benchmarks, in percentages determined from time to time with respect to each Retirement

Date Fund. The benchmarks comprising the composites currently include the J.P. Morgan one month U.S. Dollar Libor Index, Three Month Treasury Bills, Standard & Poor’s 500® Index, Standard & Poor’s MidCap® Index, Russell 2000® Index, Morgan Stanley Capital International (“MSCI”) Europe, Australia, and Far East® (“EAFE”) Index and Lehman Brothers Long U.S. Government Bond Index. The Retirement Date Funds also seek to maintain a level of volatility (measured as standard deviation of returns) that approximates those of their composite benchmarks. The Retirement Date Funds seek to achieve their objectives by investing in equity, fixed income and cash-equivalent investments. Exposure to asset classes is obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank. These funds currently include, in the case of some or all of the Retirement Date Funds and in varying allocations, the following collective investment funds maintained by State Street Bank:

•	S&P 500® Flagship Securities Lending Series Fund (“S&P 500 Index Fund”);

•	Daily MSCI EAFE Index Securities Lending Series Fund (“MSCI EAFE Index Fund”);

•	S&P MidCap® Index Securities Lending Series Fund (“S&P MidCap Index Fund”);

•	Russell 2000® Index Securities Lending Series Fund (“Russell 2000 Index Fund”);

•	Long U.S. Government Index Securities Lending Fund (“Lehman Long Government Bond Fund”);

•	Limited Duration Bond Non-Lending Fund (“Limited Duration Bond Fund”); and

•	Short Term Investment Fund.

These collective investment funds, in addition to their specified equity, fixed income and/or cash-equivalent investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, CMO and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances. For the purpose of achieving income, each of these collective investment funds that includes the words “Lending Fund” in its name may lend a portion of its portfolio securities to brokers, dealers and other financial institutions, subject to the same limitations, and on the same terms, as are applicable to securities lending by the Funds as described in “--Information with Respect to the Funds—Loans of Portfolio Securities.”

The Lifetime Income Retirement Date Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and stable value or cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Lifetime Income Retirement Date Fund is the most conservative strategy within the Retirement Date Funds. The Lifetime Income Retirement Date Fund is designed for investors who are currently at retirement age or otherwise are beginning to withdraw substantial portions of their investments. Funds in the Lifetime Income Retirement Date Fund are currently allocated as follows:

Equity		25.0%
S&P 500® Index Fund	19.0%
MSCI EAFE Index Fund	3.0
S&P MidCap Index Fund	2.0
Russell 2000 Index Fund	1.0

Fixed Income		75.0%
Limited Duration Bond Fund	40.0%
Lehman Long Government Bond Fund	25.0
Short Term Investment Fund	10.0

The 2010 Retirement Date Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as annually, the 2010 Retirement Date Fund automatically is rebalanced to a more conservative strategy as the year 2010 approaches. Over time, the stock allocation decreases and the bond and cash allocations increase. By the year 2010, the 2010 Retirement Date Fund will be (and will remain) invested in its most conservative mix of cash, bond and stock investments, comparable to that of the Lifetime Income Retirement Date Fund.

Funds in the 2010 Retirement Date Fund were allocated in 2006 as follows:

Equity		37.5%
S&P 500 Index Fund	28.2%
MSCI EAFE Index Fund	4.7
S&P MidCap Index Fund	2.8
Russell 2000 Index Fund	1.8

Fixed Income		62.5%
Lehman Long Government Bond Fund	37.5%
Limited Duration Bond Fund	19.2
Short Term Investment Fund	5.8

The 2020 Retirement Date Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as annually, the 2020 Retirement Date Fund automatically is rebalanced to a more conservative strategy as the year 2020 approaches. Over time, the stock allocation decreases and bond and cash allocations increase. By the year 2020, the 2020 Retirement Date Fund will be (and will remain) invested in its most conservative mix of cash, bond and stock investments, comparable to that of the Lifetime Income Retirement Date Fund.

Funds in the 2020 Retirement Date Fund were allocated in 2006 as follows:

Equity		62.5%
S&P 500 Index Fund	39.0%
MSCI EAFE Index Fund	14.0
S&P MidCap Index Fund	5.7
Russell 2000 Index Fund	3.8

Fixed Income		37.5%
Lehman Long Government Index Fund	31.0%
Limited Duration Bond Fund	1.5
Short Term Investment Fund	5.0

The 2030 Retirement Date Fund invests in a combination of U.S. stocks, non-U.S. stocks and bonds, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as annually, the 2030 Retirement Date Fund automatically is rebalanced to a more conservative strategy as the year 2030 approaches. Over time, the stock allocation decreases and the bond and cash allocations increase. By the year 2030, the 2030 Retirement Date Fund will be (and will remain) invested in its most conservative mix of cash, bond and stock investments, comparable to that of the Lifetime Income Retirement Date Fund.

Funds in the 2030 Retirement Date Fund were allocated in 2006 as follows:

Equity		78.5%
S&P 500 Index Fund	44.5%
MSCI EAFE Index Fund	19.5
S&P MidCap Index Fund	7.4
Russell 2000 Index Fund	7.1

Fixed Income		21.5%
Lehman Long Government Bond Fund	21.0%
Limited Duration Bond Fund	0.0
Short Term Investment Fund	0.5

The 2040 Retirement Date Fund invests in a combination of U.S. stocks, non-U.S. stocks and bonds, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as annually, the 2040 Retirement Date Fund automatically is rebalanced to a more conservative strategy as the year 2040 approaches. Over time, the stock allocation decreases and the bond and cash allocations increase. By the year 2040, the 2040 Retirement Date Fund will be (and will remain) invested in its most conservative mix of cash, bond and stock investments, comparable to that of the Lifetime Income Retirement Date Fund.

Funds in the 2040 Retirement Date Fund were allocated in 2006 as follows:

Equity		89.0%
S&P 500 Index Fund	45.0%
MSCI EAFE Index Fund	24.5
S&P MidCap Index Fund	9.8
Russell 2000 Index Fund	9.7

Fixed Income		11.0%
Lehman Long Government Bond Fund	11.0%
Limited Duration Bond Fund	0.0
Short Term Investment Fund	0.0

Allocations of the funds in the Retirement Date Funds are readjusted by State Street Bank on a quarterly basis to maintain, during the applicable period prior to rebalancing to a more conservative strategy, the percentage allocations applicable for the particular period.

Each of the Retirement Date Funds is designed to minimize volatility for a given level of expected return. The mix of asset classes is evaluated based on State Street Bank’s long-term asset class forecasts for return and risk, and takes into account various macro-economic factors affecting the long-term outlook for the capital markets. While each portfolio’s asset allocation generally changes according to a predetermined schedule, State Street Bank will periodically re-evaluate this schedule to assess whether it remains consistent with the portfolio’s objective given any secular changes to the capital market environment.

In early 2007, State Street Bank undertook a relatively comprehensive re-evaluation of the Retirement Date Funds. This re-evaluation culminated in the recommendation to make a number of significant changes to the Retirement Date Funds to address the interplay of contingencies and risks such as those associated with longer life expectancies (and in particular dual life expectancies), potential insufficient portfolio growth, inflation and wealth diminishment in down markets. As a result, a number of significant changes to the Retirement Date Funds are likely to be implemented later in 2007, including (i) a deferral of the year in which each Retirement Date Fund (other than the Lifetime Income Retirement Date Fund) will reach its most conservative investment mix until five years after the target retirement date, and (ii) changes in certain of the asset classes to which the Retirement Date Funds maintain exposure and the weightings of exposures to asset classes at various time horizons to most conservative investment mix. For instance, aggregate exposure to equity asset classes would increase at any given such time horizon.

Investment Guidelines and Restrictions. The Retirement Date Funds invest in varying degrees, as described above, in U.S. stocks, non-U.S. stocks, bonds and stable value investments. However, each Retirement Date Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for investor redemptions. State Street Bank will not cause a Retirement Date Fund to make an investment if that investment would cause that Retirement Date Fund to purchase warrants or make any other investment that is inconsistent with the investment prohibitions applicable to the Funds described under “—Certain Information with Respect to the Funds—Investment Prohibitions,” except that the prohibition with respect to short sales will not apply to the Retirement Date Funds to the extent that they may hold short positions in debt securities to reduce exposure to interest rate movements. The Retirement Date Funds will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. To the extent invested in the equity markets, the Retirement Date Funds are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long term-growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For risk factors associated with investing in these securities, see “—International Equity Fund—Risk Factors,” “—Small-Cap Equity Fund—Risk Factors,” “—Mid-Cap Value Equity Fund—Risk Factors” and “—Mid-Cap Growth Equity Fund—Risk Factors.” The Unit prices of the Retirement Date Funds to the extent so invested in the equity markets will fluctuate, and the holders of Units in the Retirement Date Funds should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

The Retirement Date Funds, to the extent invested in longer-term fixed income securities, are subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the longer the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Retirement Date Funds. A change in the level of interest rates will tend to cause the net asset value per Unit of the Retirement Date Fund to change. If such interest rate changes are sustained over time, the yield of the Retirement Date Funds will fluctuate accordingly.

Fixed-income securities, including corporate bonds, also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Retirement Date Funds invest in securities with medium or lower credit qualities, they are subject to a higher level of credit risk than investments that invest only in investment-grade securities. In addition, the credit quality of noninvestment-grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity.

For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “—Stable Asset Return Fund—Investment Guidelines and Restrictions and Risk Factors.”

Deviation of the performance of a Retirement Date Fund from the performance of its related composite benchmark (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Retirement Date Fund or the Retirement Date Fund’s underlying collective investment funds, as well as from the fees and expenses borne by the Retirement Date Fund or such underlying funds. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Retirement Date Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Retirement Date Fund or the Retirement Date Fund’s underlying collective investment funds, changes made in the securities included in the indices underlying the benchmarks or the manner in which the performance of the indices is calculated.

Valuation of Units. The Unit value for each Retirement Date Fund is the value of all assets of the Retirement Date Fund, less all liabilities of the Retirement Date Fund, divided by the number of outstanding Units of the Retirement Date Fund prior to adjustment for any contributions, transfers or withdrawals with respect to the Retirement Date Fund.

Liquidity and Transfers. Transfers to or withdrawals from any of the Retirement Date Funds may be made on any Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the Investment Options, and special restrictions on transfers in some cases, see “—Transfers Between Investment Options and Withdrawals.”

Portfolio Turnover. Ordinarily, an index fund, such as those in which the Retirement Date Funds invest a substantial portion of their assets, will sell securities only to reflect changes in the index in which it invests or to accommodate cash flows into or out of the fund. Index funds seek to create a portfolio which substantially replicates the total return of the applicable index. Index funds are not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for index funds may be lower than those incurred by non-index, actively managed funds.

Portfolio turnover in the Limited Duration Bond Fund may be higher than that of the index funds in which the Retirement Date Funds invest inasmuch as this fund employs active investment management and individual securities may be bought or sold based on their perceived individual relative valuations.

Portfolio turnover of the Retirement Date Funds from inception through December 31, 2006 was 72% for the Lifetime Income Retirement Date Fund, 21% for the 2010 Retirement Date Fund, 16% for the 2020 Retirement Date Fund, 6% for the 2030 Retirement Date Fund and 8% for the 2040 Retirement Date Fund.

Investment Advisor. State Street Bank manages each of the Retirement Date Funds. For its services, State Street Bank receives a fee payable from each Retirement Date Fund’s assets at an annual rate of 0.10% of the total assets of such Retirement Date Fund. The assets of the Lifetime Income Retirement

Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund and 2040 Retirement Date Fund are invested through, respectively, the SSgA Age-Based Income Securities Lending Series Fund, the SSgA Age-Based 2010 Securities Lending Series Fund, the SSgA Age-Based 2020 Securities Lending Series Fund, the SSgA Age-Based 2030 Securities Lending Series Fund and the SSgA Age-Based 2040 Securities Lending Series Fund, each of which is a collective investment fund maintained by State Street Bank under the State Street Bank and Trust Company Investment Funds for Tax Exempt Retirement Plans. In the future State Street may employ other investment advisors for the Retirement Date Funds, at its discretion and subject to consultation with ARF.

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

Contributions allocated to the Funds, to any of the portfolios of the Structured Portfolio Service and to any of the Retirement Date Funds are used to purchase Units in the Funds, the portfolios of the Structured Portfolio Service or the Retirement Date Funds at the per Unit values of the Fund, the portfolios of the Structured Portfolio Service or the Retirement Date Funds, calculated as of the close of the regular trading session of the New York Stock Exchange on the Business Day on which the contributions are credited. Contributions may not be made directly to the Self-Managed Brokerage Account.

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

Frequent Trading; Restrictions on Transfers. Short-term or other excessive trading into and out of a Fund may harm its performance by disrupting portfolio management strategies and by increasing expenses. The policy of State Street, as trustee, is to discourage such trading. The International Equity Fund has adopted a specific excessive transfer restriction with respect to an Investor’s ability to make transfers into the International Equity Fund. Under this restriction, Investors may make not more than one transfer into the International Equity Fund within any 45 calendar day period. There are no restrictions on an Investor’s ability to make transfers out of the International Equity Fund on any Business Day. The International Equity Fund has adopted this restriction to reduce potential disruptions to this Fund that could potentially affect its investment performance. An Investor who is unable to make a transfer into the International Equity Fund as a result of this restriction will not achieve the investment results, whether gain or loss, that would have been achieved if the transfer were implemented. The International Equity Fund and its other Investors do not incur any gain or loss as a result of such inability to make a transfer.

State Street, as trustee, reserves the right to take such additional actions with respect to excessive trading activity in the International Equity Fund or other Investment Options, such as the rejection of transfer requests, as it may, in its discretion, deem appropriate and in the best interests of all Investors to curtail excessive trading. In addition, to discourage short-term trading, State Street Bank, as State Street’s agent, may use fair value pricing in certain circumstances, as discussed under “—Certain Information With Respect to the Funds—Valuation of Units.”

State Street reserves the right to suspend withdrawals from or transfers to any Fund, any portfolio of the Structured Portfolio Service, any Retirement Date Fund or a Self-Managed Brokerage Account at any time during which any market or stock exchange on which a significant portion of the investments of a Fund, a portfolio of the Structured Portfolio Service, a Retirement Date Fund or a Self-Managed Brokerage Account are quoted is closed or during which dealings thereon are restricted or suspended. In addition, State Street reserves the right to suspend withdrawals or transfers to or from any Fund (including indirect withdrawals or transfers by means of withdrawals or transfers to or from any portfolio of the Structured Portfolio Service) or any Retirement Date Fund at any time during which (a) there exists any state of affairs which, in the reasonable opinion of State Street, constitutes an emergency as a result of which disposition of the assets of a Fund or Retirement Date Fund would not be reasonably practicable or would be seriously prejudicial to the holders of Units of a Fund, portfolio or Retirement Date Fund, (b) there has been a breakdown in the means of communication normally employed in determining the price or value of any of the investments of a Fund, portfolio or Retirement Date Fund, or of current prices on any stock exchange on which a significant portion of the direct or indirect investments of such Fund, portfolio or Retirement Date Fund are quoted, or when for any reason the prices or values of any investments owned by such Fund cannot reasonably be promptly and accurately ascertained, or (c) the transfer of funds involved in the realization or acquisition of any investment cannot, in the reasonable opinion of State Street, be effected at normal rates of exchange. In addition, transfers and withdrawals from the Stable Asset Return Fund may be suspended or limited temporarily if the amount of liquid assets in the Stable Asset Return Fund is insufficient to satisfy all withdrawal or transfer requests.

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

Withdrawals. Withdrawals from the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds are made at such time and in such manner as is prescribed by the various plans which participate in the Program.

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

CitiStreet Advisors provides to Investors who are Participants (or beneficiaries) in the American Bar Association Members Retirement Plan (and certain individually designed defined contribution plans) individualized investment advice regarding the Investment Options under the Collective Trust over the telephone through its investment advisor representatives or via the Internet through access to the Online Advisor Service Web site. This service provides retirement forecasts and advice, utilizing the computer program of Financial Engines, Inc.® (“FE”), to analyze market conditions and the Investment Options available under the Collective Trust, as well as information provided by the Investor through an electronic questionnaire or through discussions with an investment advisor representative over the telephone. Based on this analysis, the FE computer program will generate specific portfolio recommendations to the Investor as to the allocation of account balances among the Investment Options. The computer program is based upon the application of economic models and formulae developed by FE that are not specific to CitiStreet Advisors or its affiliated companies, or the Investment Options, but are based on generally accepted financial planning and investment principles. Hence, neither CitiStreet Advisors nor FE have any discretion regarding the allocation recommendations generated by the computer program.

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

The fees for the Online Advisor Service are included in the program expense fee payable to State Street Bank. Because the program expense fee is charged against the Unit values of the Funds and the Retirement Date Funds, all Participants investing in the Funds and the Retirement Date Funds effectively bear the cost of the Online Advisor Service, regardless of whether they actually use the service.

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

ADOPTION OF PROGRAM

Sole practitioners, partnerships (including limited liability companies) and professional corporations engaged in the practice of law may adopt the Program if they or at least one of their partners or shareholders, as the case may be, is a member or associate of the ABA or of a state or local bar association that is represented in the ABA’s House of Delegates. State or local bar associations represented in the ABA’s House of Delegates may also adopt the Program for their own employees subject to limitations imposed by the Internal Revenue Code. An organization that is not engaged in the practice of law may also be eligible to adopt the Program if it is closely associated with the legal profession, receives the approval of ARF, and has, as an owner or a member of its governing board, a member or associate of the ABA. The retirement program specialists engaged by State Street or State Street Bank are available to help individuals and organizations determine whether they are eligible to adopt the Program.

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

STATE STREET AND STATE STREET BANK

State Street is a wholly-owned subsidiary of State Street Bank, which, in turn, is a wholly owned subsidiary of State Street Corporation, a Massachusetts corporation and a bank holding company registered under the Federal Bank Holding Company Act of 1956. Effective as of December 1, 2004, State Street was substituted for State Street Bank as trustee of the Collective Trust. State Street was formed as a New Hampshire nondepository trust company as a result of a conversion of the charter of State Street Bank and Trust Company of New Hampshire, N.A. (the “National Bank”) on October 25, 2004. As part of the conversion, State Street succeeded to the assets and liabilities of the National Bank and performs the operations previously performed by the National Bank and those relating to service as trustee of the Collective Trust. State Street’s principal office is located at 20 Trafalgar Square, Suite 449, Nashua, New Hampshire 03063.

State Street Bank is a highly capitalized Massachusetts trust company and, as of December 31, 2006, had a total risk-based capital ratio of 14.1%, which is in excess of applicable minimum regulatory requirements. State Street Corporation is the world’s leading specialist in providing institutional investors with investment servicing, investment management and investment research and trading. As of December 31, 2006, State Street Bank together with its affiliates had approximately $11.9 trillion of assets under custody and had approximately $1.7 trillion of assets under management. State Street Bank together with its affiliates is the largest mutual fund custodian in the world, the largest master trust custodian bank and the largest custodian of international/global assets for U.S. pension funds. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

State Street Bank has entered into a master services agreement with State Street pursuant to which State Street Bank provides custodial, participant recordkeeping and related services with respect to the Collective Trust and the Funds. State Street Bank serves as trustee of the Retirement Trust and the Pooled Trust and operates and administers the portfolios of the Structured Portfolio Service and the Retirement Date Funds and continues to make available the Self-Managed Brokerage Account option as described in this Report.

ABA RETIREMENT FUNDS

As sponsor of the Program, ARF is responsible for the design of the Program, the maintenance of the American Bar Association Members Defined Benefit Plan, the American Bar Association Members Retirement Plan, the Retirement Trust and the Pooled Trust, and the designation of Investment Options to be made available under the Program. ARF has engaged State Street Bank to provide administrative, communications and investment services and to make the Investment Options available under the Program. Under the current agreement between ARF and State Street Bank which went into effect January 1, 2003, as amended, ARF has engaged State Street Bank for a term ending December 31, 2008. ARF may terminate this agreement with State Street Bank prior to the end of its term upon six months’ written notice. State Street Bank may terminate this agreement prior to the end of its term in certain circumstances, including the offering to Employers by ARF of any investment product that is not offered pursuant to the terms of the agreement. Also, State Street Bank may terminate the agreement at the end of any quarter upon 12 months’ written notice. As discussed above, ARF amended such agreement to permit State Street Bank to substitute a wholly-owned subsidiary of State Street Bank as trustee of the Collective Trust, effective as of December 1, 2004, and as permitted by such amendment State Street became the trustee of the Collective Trust on such date.

Pursuant to the above-described agreement, ARF has designated State Street Bank to be the investment manager of the Stable Asset Return Fund. ARF also has approved the engagement of State Street Bank to manage the Index Equity Fund and the indexed portions of the Large-Cap Growth Equity Fund, the Large-Cap Value Equity Fund, the Small-Cap Equity Fund and the Retirement Date Funds.

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

DEDUCTIONS AND FEES

Program Expense Fee

A program expense fee is paid to each of State Street Bank and ARF for their services in connection with the Program. For all Investment Options other than the Self-Managed Brokerage Account, the fee is paid directly from the assets of the Funds and the Retirement Date Funds. State Street does not receive any fees or payments in respect of expenses (including indemnification) from the Collective Trust, the ABA Members Trusts or ARF for services provided in connection with the Program, but is entitled to payment for such services from State Street Bank.

For the year ended December 31, 2006, the program expense fee payable to State Street Bank was $13,638,109, which included one-time project fees in the amount of $400,000 and $750,000 relating to, respectively, the establishment and offering of the Retirement Date Funds and the telephonic delivery of investment advice by CitiStreet Advisors. These fees were accrued from August through December 2006 and May through December 2006, respectively.

Since October 1, 2005, the program expense fee payable to State Street Bank (excluding one-time project fees) has been based on the total assets in the Program (other than assets in Self-Managed Brokerage Accounts) at the following annual rate:

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

The program expense fee payable to State Street Bank is subject to reduction based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street and ARF that do not participate in the Program. For the year ended December 31, 2006, the amount of this reduction was $41,050.

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

The program expense fee paid to ARF for the year ended December 31, 2006 was $1,703,052.

Trust, Management and Administration Fees

A fee is paid to State Street Bank for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the assets of the Funds and the Retirement Date Funds. The trust, management and administration fees attributable to the Funds held by the Structured Portfolio Service are also accrued and paid from the Funds, and such fees attributable to the portion of the Balanced Fund invested in the Intermediate Bond Fund are accrued and paid from the Intermediate Bond Fund, not from such portion of the Balanced Fund. Since August 1, 2006, the fees have been payable at the following annual rates on the following aggregate values of assets:

Aggregate Value of Assets in Stable Asset Return,

Intermediate Bond, Balanced, Large-Cap Value Equity,

Large-Cap Growth Equity, Index Equity,

Mid-Cap Value Equity, Mid-Cap Growth Equity, Small-Cap Equity and

International Equity Funds and

Retirement Date Funds

	Rate
First $1.0 billion	.217	%*
Next $1.8 billion	.067
Over $2.8 billion	.029

*	From October 1, 2005 to July 31, 2006, the annual fee rate on the first $1.0 billion was .211%, on the next $1.8 billion was .067% and over $2.8 billion was .029%.

The fee paid to State Street Bank for trust, management, administration and custody services for the year ended December 31, 2006 was $3,688,405.

Retirement Date Funds Fee

Effective August 1, 2006, a fee is also paid to State Street Bank for its management of the assets in the Retirement Date Funds. This fee is at the annual rate of 0.10% of the assets of the Retirement Date Funds and is accrued daily and paid monthly from the assets of the respective Retirement Date Funds. The fee paid to State Street Bank for Retirement Date Fund management for the year ended December 31, 2006 was $18,543.

Self-Managed Brokerage Account Fees

Transaction fees for the purchase or sale of securities for the Self-Managed Brokerage Account of a Participant are charged in accordance with the schedule of rates communicated from time to time to Participants with Self-Managed Brokerage Accounts. These transaction fees are paid to State Street Bank.

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

Value of Assets in Large-Cap Value Equity Fund Allocated to AllianceBernstein L.P.	Rate
First $10 million	.50%
Next $10 million	.40
Next $30 million	.35
Next $50 million	.30
Next $50 million	.25
Next $50 million	.225
Next $50 million	.20
Next $50 million	.175
Over $300 million	.15

Value of Assets in Mid-Cap Value Equity Fund Allocated to Ariel Capital Management, LLC(1)	Rate
First $20 million	.75%
Over $20 million	.50

(1)	Effective November 1, 2006, Ariel Capital Management, LLC ceased to serve as Investment Advisor to the Mid-Cap Value Equity Fund.

Value of Assets in Balanced Fund and Large-Cap Growth Equity Fund Allocated to Capital Guardian Trust Company(2)	Rate
First $20 million	.50%
Next $30 million	.35
Over $50 million	.225

(2)	Investment Advisor fees payable to Capital Guardian Trust Company are subject to fee reductions estimated to be 5% of the aggregate Investment Advisor fees payable to Capital Guardian Trust Company assuming the aggregate value of assets allocated to Capital Guardian Trust Company exceeds approximately $515 million.

Value of Assets in International Equity Fund Allocated to JPMorgan Asset Management (UK) Limited	Rate
First $50 million	.75%
Next $50 million	.65
Over $100 million	.45

Value of Assets in Intermediate Bond Fund(3) Allocated to Pacific Investment Management Company LLC	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

(3)	The assets of the debt portion of the Balanced Fund are invested in the Intermediate Bond Fund. Pacific Investment Management Company LLC receives an Investment Advisor fee according to this fee schedule and based on the aggregate value of all assets allocated to the Intermediate Bond Fund, including those so allocated through the debt portion of the Balanced Fund.

Value of Assets in International Equity Fund Allocated to Philadelphia International Advisors, LP	Rate
First $5 million	.75%
Next $10 million	.55
Over $15 million	.45

Value of Assets in Large-Cap Growth Equity Fund Allocated to RCM Capital Management LLC(4)	Rate
First $10 million	.70%
Next $10 million	.60
Next $20 million	.50
Next $20 million	.35
Next $40 million	.30
Over $100 million	.25

(4)	Effective February 28, 2006, RCM Capital Management LLC ceased to serve as an Investment Advisor to the Large-Cap Growth Equity Fund.

Value of Assets in Small-Cap Equity Fund Allocated to Smith Asset Management Group, L.P.	Rate
First $50 million	.85%
Next $50 million	.65
Over $100 million	.45

Value of Assets in Large-Cap Growth Equity Fund Allocated to T. Rowe Price Associates, Inc.	Rate
All assets (assuming all assets are in excess of $200 million)(5)	.35%

(5)	The Investment Advisor fee payable to T. Rowe Price for the portion of the Large-Cap Growth Equity Fund for which it serves as Investment Advisor is at an annual rate of .35% of the value of the assets of such Fund allocated to T. Rowe Price, so long as the value of such assets remains above $200 million (as of December 31, 2006, the value of such assets was $272 million). Should the value of the assets in the Large-Cap Growth Equity Fund allocated to T. Rowe Price fall to or below $200 million but remain above $100 million, the Investment Advisor fee payable to T. Rowe Price will change to an annual rate of .40% of such value, and should the value of such assets fall to or below $100 million, the Investment Advisor fee will change to an annual rate of .50% of the first $50 million of such value and .45% of such value in excess of $50 million (subject possibly to certain transitional credits in favor of the Large-Cap Growth Equity Fund as asset levels in the portion of such Fund allocated to T. Rowe Price approach the relevant breakpoints).

Value of Assets in Mid-Cap Growth Equity Fund Allocated to Turner Investment Partners	Rate
First $50 million	.65%
Next $50 million	.60
Over $100 million	.55

Value of Assets in Mid-Cap Value Equity Fund Allocated to Wellington Management Company, LLP	Rate
First $25 million	.75%
Next $25 million	.65
Over $50 million	.55

Value of Assets in Small-Cap Equity Fund Allocated to Wellington Management Company, LLP	Rate
First $25 million	.90%
Next $25 million	.80
Over $50 million	.70

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the year ended December 31, 2006, these expenses totaled $3,860,000. A fee in the amount of $21,400 for the registration of $200 million of Units with the SEC was paid in March 2007 and will be an operational cost. These operational costs will be allocated to all of the Funds and the Retirement Date Funds based on net asset value and will be accrued over the year ending December 31, 2007. For purposes of this allocation, assets of the Balanced Fund invested through the Intermediate Bond Fund are included only under the Intermediate Bond Fund and not under the Balanced Fund.

Fee Recipients

The following table summarizes the fees paid to Investment Advisors for services for the year ended December 31, 2006:

Fund(1)	Advisory Fees
Balanced Fund	$677,092
Intermediate Bond Fund	1,235,383
International Equity Fund	1,373,604
Large-Cap Growth Equity Fund	1,502,145
Large-Cap Value Equity Fund	796,879
Mid-Cap Growth Equity Fund	673,359
Mid-Cap Value Equity Fund	402,369
Small-Cap Equity Fund	2,095,065

(1)	The Index Equity Fund, the Stable Asset Return Fund and the portfolios of the Structured Portfolio Service do not have applicable Investment Advisor fees.

The following information with respect to estimated fees for 2007 is based on the approximate amount of assets of the Program on December 31, 2006, which was $4,077 million.

State Street Bank, in its capacity as administrator of the Program, would receive fees of $13,260,000 on an annual basis (after fee discounts of $40,000 related to law firm and law-related client assets not invested in the Program). ARF would receive fees of $1,717,000 on an annual basis in its capacity as sponsor of the Program.

The following table summarizes the fees estimated to be payable to each Investment Advisor in 2007. The summary is based on the approximate allocation of the Program’s assets among the Investment Options (other than the Retirement Date Funds) as of December 31, 2006 and reflects the respective allocations of assets invested in the portfolios of the Structured Portfolio Service to the Funds as of that date:

Investment Advisor	Advisory Fees(1)
AllianceBernstein L.P.(2)	$845,000
Capital Guardian Trust Company(3)	1,227,000
JPMorgan Asset Management (UK) Limited	849,000
Pacific Investment Management Company LLC	1,239,000
Philadelphia International Advisors, LP	660,000
Smith Asset Management Group, L.P.	854,000
T. Rowe Price Associates, Inc.	952,000
Turner Investment Partners	653,000
Wellington Management Company, LLP	1,772,000

(1)	Assumes that the allocation of the assets of the Funds among the Investment Advisors is as set forth in the table below.
(2)	Acting through its Bernstein Investment Research and Management Unit.
(3)	After an applicable fee discount of $65,000.

The table above is based on the following approximate allocations of the Program’s assets among the Investment Options (other than the Retirement Date Funds):

Fund	Allocation as of December 31, 2006 (in millions)(1)
Stable Asset Return Fund	$846
Intermediate Bond Fund	301
Balanced Fund	447
Large-Cap Value Equity Fund	458
Large-Cap Growth Equity Fund	754
Index Equity Fund	437
Mid-Cap Value Equity Fund	76
Mid-Cap Growth Equity Fund	105
Small-Cap Equity Fund	304
International Equity Fund	274

$4,002

(1)	The table is based on approximate amount of assets of the Program on December 31, 2006 (other than assets held in the Retirement Date Funds), and the approximate allocations of the Program’s assets among the Investment Options (other than the Retirement Date Funds) as of December 31, 2006. For purposes of this table, the debt portion of the Balanced Fund invested through the Intermediate Bond Fund, which totaled $157 million as of December 31, 2006, is included under the Balanced Fund and not under the Intermediate Bond Fund.

The following table shows the amount of assets for which each Investment Advisor provided investment advice at December 31, 2006 based on the allocation of the assets of the Program as shown in the table above.

Advisor	Approximate Assets as of December 31, 2006 (in millions)(1)
AllianceBernstein L.P.(2)
Large-Cap Value Equity Fund	$350
Capital Guardian Trust Company
Balanced Fund	290
Large-Cap Growth Equity Fund	243
JPMorgan Asset Management (UK) Limited
International Equity Fund	133
Pacific Investment Management Company LLC
Balanced Fund	157
Intermediate Bond Fund	144
Philadelphia International Advisors, LP
International Equity Fund	141
Smith Asset Management Group, L.P.
Small-Cap Equity Fund	123
T. Rowe Price Associates, Inc.
Large-Cap Value Equity Fund	272
Turner Investment Partners
Mid-Cap Growth Equity Fund	105
Wellington Management Company, LLP
Mid-Cap Value Equity Fund	76
Small-Cap Equity Fund	172

(1)	The table is based on the approximate assets of the Program on December 31, 2006 (other than the Retirement Date Funds).
(2)	Acting through its Bernstein Investment Research and Management Unit.

Each Employer, by electing to participate in the Program, agrees to the fees payable to State Street Bank, for itself and for further payment to State Street, and ARF as described in this Report and that such fees are reasonable compensation for the services performed by State Street Bank, State Street and ARF, respectively, for the Program.

ITEM 1A.    Risk Factors.

For a discussion of the risk factors applicable to investment in the Units of the respective Funds, please refer to page 4 (Stable Asset Return Fund), page 9 (Intermediate Bond Fund), page 12 (Balanced Fund), page 15 (Large-Cap Value Equity Fund), page 18 (Large-Cap Growth Equity Fund), page 20 (Index Equity Fund), page 22 (Mid-Cap Value Equity Fund), page 24 (Mid-Cap Growth Equity Fund), page 26 (Small-Cap Equity Fund) and page 29 (International Equity Fund) in Item 1, “Business—Description of Investment Options.” For a discussion of the risk factors applicable to investment in the Units of the respective Retirement Date Funds, please refer to page 44 in Item 1, “Business—Retirement Date Funds.”

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

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Units of beneficial interest in the Funds, portfolios of the Structured Portfolio Service and the Retirement Date Funds are not transferable and, therefore, are not traded on any market. Participants in certain employer plans receive distributions of benefits upon retirement or disability, or upon termination of employment with a vested benefit. A participant may withdraw from the plans the contributions and earnings thereon at any age, subject to the withdrawal restrictions applicable therein. Participants in the individually designed plans receive distributions based upon the terms and provisions of the respective employer plan. Prior to distribution, assets in the various plans may be transferred among the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds, subject to the restrictions that apply to each Fund, portfolio of the Structured Portfolio Service or Retirement Date Fund, by the person or entity vested with the responsibility for determining the investment allocation of the assets of the plan.

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

(c) Dividends.

Income or gains on contributions are automatically reinvested in the respective Funds, portfolios of the Structured Portfolio Service or Retirement Date Funds.

ITEM 6.	Selected Financial Data.

The selected financial data below provides information with respect to income, expenses and capital changes for each Fund, each portfolio of the Structured Portfolio Service and each Retirement Date Fund attributable to each Unit outstanding for the periods indicated. The summary financial data for each of the periods ended December 31 have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. The summary financial data should be read in conjunction with the financial statements of the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds, including the related Notes thereto, which appear in Item 8 of this Report. Per Unit calculations of investment income and net expense have been prepared using the monthly average number of Units outstanding during the period.

Stable Asset Return Fund:†

	Year ended December 31,
	2002	2003	2004	2005	2006
Investment income	$1.24	$1.03	$.98	$1.18	$1.45
Net expenses††	(.14)	(.14)	(.14)	(.16)	(.18)

Net investment income	1.10	.89	.84	1.02	1.27
Distributions of net investment income	(.67)	$—	—	—	—

Net increase in unit value	$.43	$.89	$.84	$1.02	$1.27
Net asset value at beginning of period	27.40	27.83	28.72	29.56	30.58

Net asset value at end of period	$27.83	$28.72	$29.56	$30.58	$31.86

Ratio of net expenses to average net assets††	.52%	.51%	.50%	.52%	.57%
Ratio of net investment income to average net assets	4.03%	3.14%	2.88%	3.42%	4.07%
Total return	4.12%	3.20%	2.92%	3.45%	4.19%
Net assets at end of period (in thousands)	$891,342	$882,346	$864,330	$870,500	$845,842

Intermediate Bond Fund:

	Year ended December 31,
	2002	2003	2004	2005	2006
Investment income	$.68	$.67	$.46	$.81	$.96
Net expenses††	(.11)	(.14)	(.14)	(.15)	(.16)

Net investment income	.57	.53	.32	.66	.80
Net realized and unrealized gain (loss)	1.16	.23	.40	(.29)	(.08)

Net increase in unit value	1.73	.76	.72	.37	.72
Net asset value at beginning of period	15.58	17.31	18.07	18.79	19.16

Net asset value at end of period	$17.31	$18.07	$18.79	$19.16	$19.88

Ratio of net expenses to average net assets	.68%	.80%	.78%	.79%	.84%
Ratio of net investment income to average net assets	3.47%	2.97%	1.71%	3.48%	4.14%
Portfolio turnover**	564%	441%	453%	458%	389%
Total return	11.10%	4.39%	3.98%	1.97%	3.76%
Net assets at end of period (in thousands)	$215,928	$236,011	$441,709	$454,045	$457,719

†	Effective July 15, 2002, the Stable Asset Return Fund ceased maintaining a net asset value of $1.00 per unit, and the Fund commenced retaining net income and realized gains, if any. The units of the Stable Asset Return Fund were subject to a reverse split (27.4 for 1) effective July 15, 2002. The per unit data for the period prior to July 15, 2002 has been restated to reflect the reverse split.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
*	Net expenses includes only those expenses charged directly to the Fund. For periods commencing on or after July 1, 2002, net expenses does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets and for the period ended prior to July 1, 2002, net expenses does not include expenses relating to the registered investment company in which the Fund then invested a portion of its assets.
**	For the period ended prior to July 1, 2002, portfolio turnover reflected purchases and sales by the Fund of shares of the registered investment company in which the Fund was then invested rather than the turnover of the underlying portfolio of such registered investment company.

Balanced Fund:

	Year ended December 31,
	2002	2003	2004	2005	2006
Investment income	$1.86	$1.60	$1.25	$.71	$.84
Net expenses†	(.45)	(.47)	(.42)	(.36)	(.43)

Net investment income	1.41	1.13	.83	.35	.41
Net realized and unrealized gain (loss)	(9.27)	13.21	4.37	3.50	5.82

Net increase (decrease) in unit value	(7.86)	14.34	5.20	3.85	6.23
Net asset value at beginning of period	65.49	57.63	71.97	77.17	81.02

Net asset value at end of period	$57.63	$71.97	$77.17	$81.02	$87.25

Ratio of net expenses to average net assets†	.74%	.74%	.58%	.46%	.51%
Ratio of net investment income to average net assets	2.33%	1.77%	1.13%	.46%	.49%
Portfolio turnover††	221%	122%	47%	22%	18%
Total return	(12.00)%	24.88%	7.23%	4.99%	7.69%
Net assets at end of period (in thousands)	$369,334	$457,861	$475,941	$468,940	$447,405

Large-Cap Value Equity Fund:

	Year ended December 31,
	2002	2003	2004	2005	2006
Investment income	$.48	$.49	$.59	$.63	$.78
Net expenses*	(.19)	(.19)	(.22)	(.25)	(.30)
Net investment income	.29	.30	.37	.38	.48

Net realized and unrealized gain (loss)	(4.02)	6.48	4.11	1.83	7.44

Net increase (decrease) in unit value	(3.73)	6.78	4.48	2.21	7.92
Net asset value at beginning of period	26.61	22.88	29.66	34.14	36.35

Net asset value at end of period	$22.88	$29.66	$34.14	$36.35	$44.27
Ratio of net expenses to average net assets*	.75%	.74%	.71%	.72%	.76%
Ratio of net investment income to average net assets	1.17%	1.20%	1.18%	1.08%	1.20%
Portfolio turnover**	24%	32%	24%	20%	19%
Total return	(14.02)%	29.63%	15.10%	6.47%	21.79%
Net assets at end of period (in thousands)	$204,457	$286,104	$360,090	$382,772	$457,267

†	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets and, with respect to periods commencing on or after July 1, 2004, does not include expenses relating to the Intermediate Bond Fund in which the Fund invests a portion of its assets.
††	With respect to the portion of the Fund’s assets invested in a collective investment fund commencing July 1, 2004, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests a portion of its assets rather than turnover of the underlying portfolio of such collective investment fund.
*	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
**	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited turnover of the separately managed portion of the Fund was 22% for the year ended December 31, 2006 and the unaudited turnover of the collective investment fund was 30% for the same period.

Large-Cap Growth Equity Fund:

	Year ended December 31,
	2002	2003	2004	2005	2006
Investment income	$.40	$.32	$.41	$.37	$.44
Net expenses†	(.27)	(.26)	(.30)	(.33)	(.39)

Net investment income	.13	.06	.11	.04	.05
Net realized and unrealized gain (loss)	(12.41)	10.21	2.55	3.11	4.14

Net increase (decrease) in unit value	(12.28)	10.27	2.66	3.15	4.19
Net asset value at beginning of period	45.53	33.25	43.52	46.18	49.33

Net asset value at end of period	$33.25	$43.52	$46.18	$49.33	$53.52

Ratio of net expenses to average net assets†	.71%	.69%	.68%	.71%	.77%
Ratio of net investment income to average net assets	.35%	.14%	.27%	.10%	.10%
Portfolio turnover††	55%	25%	43%	36%	53%
Total return	(26.97)%	30.89%	6.11%	6.82%	8.49%
Net assets at end of period (in thousands)	$673,079	$840,093	$831,190	$789,626	$754,275

Index Equity Fund:

	Year ended December 31,
	2002	2003	2004	2005	2006
Investment income	$.00 *	$.00 *	$.00 *	$.00 *	$.00 *
Net expenses**	(.12)	(.12)	(.14)	(.16)	(.19)

Net investment income	(.12)	(.12)	(.14)	(.16)	(.19)
Net realized and unrealized gain (loss)	(5.70)	6.42	3.23	1.87	5.00

Net increase (decrease) in unit value	(5.82)	6.30	3.09	1.71	4.81
Net asset value at beginning of period	26.63	20.81	27.11	30.20	31.91

Net asset value at end of period	$20.81	$27.11	$30.20	$31.91	$36.72

Ratio of net expenses to average net assets**	.51%	.51%	.50%	.52%	.57%
Ratio of net investment income to average net assets	(.50)%	(.50)%	(.49)%	(.51)%	(.56)%
Portfolio turnover***	9%	7%	7%	7%	6%
Total return	(21.85)%	30.27%	11.40%	5.66%	15.07%
Net assets at end of period (in thousands)	$219,622	$318,880	$382,172	$402,702	$437,011

†	Net expenses include only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
††	With respect to the portion of the Fund’s assets invested in a collective investment fund after December 15, 2002, portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the separately managed portion of the portfolio was 76% for the year ended December 31, 2006 and the unaudited portfolio turnover of the collective investment fund was 35% for the same period.
*	Amounts less than $.005 per unit are rounded to zero.
**	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets.
***	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited turnover of the collective investment fund was 21% for the year ended December 31, 2006.

Mid-Cap Value Equity Fund:

	For the period July 15, 2002† to December 31, 2002	Year ended December 31,
		2003	2004	2005	2006
Investment income	$.07	$.14	$.17	$.23	$.23
Net expenses††	(.06)	(.14)	(.15)	(.15)	(.18)

Net investment income	.01	—	.02	.07	.05
Net realized and unrealized gain (loss)	(.23)	2.98	1.59	.38	1.77

Net increase (decrease) in unit value	(.22)	2.98	1.61	.45	1.82
Net asset value at beginning of period	10.00	9.78	12.76	14.37	14.82

Net asset value at end of period	$9.78	$12.76	$14.37	$14.82	$16.64

Ratio of net expenses to average net assets††	.60%	1.22%	1.12%	1.10%	1.16%
Ratio of net investment income to average net assets	.08%	.02%	.18%	.47%	.37%
Portfolio turnover	6%	14%	13%	32%	131%
Total return	(2.20)%	30.47%	12.62%	3.13%	12.28%
Net assets at end of period (in thousands)	$8,926	$31,192	$53,363	$66,141	$75,543

Mid-Cap Growth Equity Fund:

	For the period July 15, 2002† to December 31, 2002	Year ended December 31,
		2003	2004	2005	2006
Investment income	$.02	$.05	$.06	$.12	$.20
Net expenses**	(.06)	(.17)	(.19)	(.22)	(.26)

Net investment loss	(.04)	(.12)	(.13)	(.10)	(.06)
Net realized and unrealized gain (loss)	(.59)	5.68	2.06	2.29	1.52

Net increase (decrease) in unit value	(.63)	5.56	1.93	2.19	1.46
Net asset value at beginning of period	12.00	11.37	16.93	18.86	21.05

Net asset value at end of period	$11.37	$16.93	$18.86	$21.05	$22.51

Ratio of net expenses to average net assets**	.55%	1.16%	1.14%	1.16%	1.19%
Ratio of net investment loss to average net assets	(.34)%	(.81)%	(.77)%	(.56)%	(.30)%
Portfolio turnover	99%	130%	169%	156%	160%
Total return	(5.25)%	48.90%	11.40%	11.61%	6.94%
Net assets at end of period (in thousands)	$8,567	$47,352	$66,851	$91,040	$104,509

†	Commencement of operations.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
*	Commencement of operations.
**	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.

Small-Cap Equity Fund:†

	Year ended December 31,
	2002	2003	2004	2005	2006
Investment income	$.41	$.39	$.50	$.50	$.55
Net expenses††	(.47)	(.47)	(.54)	(.70)	(.87)

Net investment loss	(.06)	(.08)	(.04)	(.20)	(.32)
Net realized and unrealized gain (loss)	(16.76)	16.74	4.50	4.20	6.09

Net increase (decrease) in unit value	(16.82)	16.66	4.46	4.00	5.77
Net asset value at beginning of period	59.70	42.88	59.54	64.00	68.00

Net asset value at end of period	$42.88	$59.54	$64.00	$68.00	$73.77

Ratio of net expenses to average net assets	.93%	.94%	.92%	1.10%	1.22%
Ratio of net investment loss to average net assets††	(.11)%	(.16)%	(.08)%	(.32)%	(.45)%
Portfolio turnover†††	83%	46%	104%	103%	79%
Total return	(28.17)%	38.85%	7.49%	6.25%	8.49%
Net assets at end of period (in thousands)	$223,301	$314,696	$320,034	$314,753	$303,784

International Equity Fund:

	Year ended December 31,
	2002	2003	2004	2005	2006
Investment income	$.21	$.37	$.51	$.59	$.79
Net expenses*	(.10)	(.15)	(.21)	(.25)	(.32)

Net investment income	.11	.22	.30	.34	.47
Net realized and unrealized gain (loss)	(3.45)	4.30	3.35	2.64	5.84

Net increase (decrease) in unit value	(3.34)	4.52	3.65	2.98	6.31
Net asset value at beginning of period	17.04	13.70	18.22	21.87	24.85

Net asset value at end of period	$13.70	$18.22	$21.87	$24.85	$31.16

Ratio of net expenses to average net assets(*)(**)	.66%	1.01%	1.10%	1.11%	1.14%
Ratio of net investment income to average net assets	.72%	1.51%	1.59%	1.50%	1.69%
Portfolio turnover***	64%	144%	25%	35%	30%
Total return	(19.60)%	32.99%	20.03%	13.63%	25.39%
Net assets at end of period (in thousands)	$78,240	$115,366	$158,714	$202,106	$273,525

†	With the addition of the Mid-Cap Growth Equity Fund effective July 15, 2002, the Small-Cap Equity Fund changed its investment strategy, removing medium capitalization companies from its portfolio and investing more exclusively in smaller capitalization companies.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund since July 1, 2005, portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited turnover of the separately managed portions of the Fund was 80% for the year ended December 31, 2006 and the unaudited turnover of the collective investment fund was 45% for the same period.
*	Net expenses includes only those expenses charged directly to the Fund. For periods commencing on or after April 1, 2003, net expenses does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets, and for periods ended on or before March 31, 2003, net expenses does not include expenses charged to the registered investment company in which the Fund then invested a portion of its assets.
**	Through March 31, 2003, net expenses reflects a reduction in the Program Expense Fee payable to State Street Bank and an administrative service credit from the T. Rowe Price International Stock Fund. If the fees had not been reduced and the credit had not been made, the annualized ratio of net expenses to average net assets would have been .71% and 1.02% for the years ended December 31, 2002 and 2003, respectively.
***	Through March 31, 2003, portfolio turnover reflects purchases and sales by the Fund of shares of the registered investment company in which the Fund was then invested rather than turnover of the underlying portfolio of the registered investment company.

Structured Portfolio Service—Conservative Portfolio:

	Year ended December 31,
	2002	2003	2004	2005	2006
Investment income	—	—	—	—	—
Net expenses†	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(.44)	2.05	1.22	.86	1.70

Net increase (decrease) in unit value	(.44)	2.05	1.22	.86	1.70
Net asset value at beginning of period	16.44	16.00	18.05	19.27	20.13

Net asset value at end of period	$16.00	$18.05	$19.27	$20.13	$21.83

Ratio of net expenses to average net assets†	—	—	—	—	—
Ratio of net investment income to average net assets	—	—	—	—	—
Portfolio turnover*	40%	22%	18%	22%	21%
Total return	(2.68)%	12.81%	6.76%	4.46%	8.45%
Net assets at end of period (in thousands)	$34,365	$47,731	$56,063	$63,971	$69,212

Structured Portfolio Service—Moderate Portfolio:**

	Year ended December 31,
	2002	2003	2004	2005	2006
Investment income	$—	$—	$—	$—	$—
Net expenses†	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(1.62)	3.15	1.78	1.20	2.57

Net increase (decrease) in unit value	(1.62)	3.15	1.78	1.20	2.57
Net asset value at beginning of period	17.27	15.65	18.80	20.58	21.78

Net asset value at end of period	$15.65	$18.80	$20.58	$21.78	$24.35

Ratio of net expenses to average net assets†	—	—	—	—	—
Ratio of net investment income to average net assets	—	—	—	—	—
Portfolio turnover*	31%	17%	12%	20%	16%
Total return	(9.38)%	20.13%	9.47%	5.83%	11.80%
Net assets at end of period (in thousands)	$112,021	$156,847	$203,522	$236,242	$254,766

†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses relating to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than the turnover of such underlying Funds.
**	As a result of the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund on July 15, 2002, the allocations of the Moderate Portfolio of the Structured Portfolio Service were adjusted as of that date to include these Funds. Specifically, allocations to each of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund were reduced from 11% to 9%, and allocations of 2% were made to each of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund.

Structured Portfolio Service—Aggressive Portfolio:†

	Year ended December 31,
	2002	2003	2004	2005	2006
Investment income	$—	$—	$—	$—	$—
Net expenses††	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(3.03)	4.14	2.24	1.54	3.40

Net increase (decrease) in unit value	(3.03)	4.14	2.24	1.54	3.40
Net asset value at beginning of period	18.08	15.05	19.19	21.43	22.97

Net asset value at end of period	$15.05	$19.19	$21.43	$22.97	$26.37

Ratio of expenses to average net assets††	—	—	—	—	—
Ratio of net investment income to average net assets	—	—	—	—	—
Portfolio turnover†††	29%	17%	10%	19%	18%
Total return	(16.76)%	27.51%	11.67%	7.19%	14.80%
Net assets at end of period (in thousands)	$84,328	$122,389	$150,752	$168,235	$189,319

†	As a result of the addition of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund on July 15, 2002, the allocations of the Aggressive Portfolio of the Structured Portfolio Service were adjusted as of that date to include these Funds. Specifically, allocations to each of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund were reduced from 15% to 13%, the allocation to the Small-Cap Equity Fund was reduced from 5% to 3%, and allocations of 3% were made to each of the Mid-Cap Value Equity Fund and the Mid-Cap Growth Equity Fund.
††	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses relating to the Funds in which the Portfolio invests.
†††	Portfolio turnover reflects purchases and sales of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

Lifetime Income Retirement Date Fund:

For the period August 9, 2006(a) to December 31, 2006
Investment income†	$—
Net expenses(†)††	(.03)

Net investment income	(.03)
Net realized and unrealized gain (loss)	.53

Net increase (decrease) in unit value	.50
Net asset value at beginning of period	10.00

Net asset value at end of period	$10.50

Ratio of net expenses to average net assets*††	.69%
Ratio of net investment income to average net assets*	(.69)%
Portfolio turnover**†††	72%
Total return**	5.00%
Net assets at end of period (in thousands)	$11,432

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

2010 Retirement Date Fund:

For the period August 9, 2006(a) to December 31, 2006
Investment income†	$—
Net expenses(†)††	(.03)

Net investment income	(.03)
Net realized and unrealized gain (loss)	.80

Net increase (decrease) in unit value	.77
Net asset value at beginning of period	12.00

Net asset value at end of period	$12.77

Ratio of net expenses to average net assets*††	.69%
Ratio of net investment income to average net assets*	(.69)%
Portfolio turnover*†††	21%
Total return**	6%
Net assets at end of period (in thousands)	$15,765

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

2020 Retirement Date Fund:

For the period August 9, 2006(a) to December 31, 2006
Investment income†	$—
Net expenses(†)††	(.04)

Net investment income	(.04)
Net realized and unrealized gain (loss)	1.36

Net increase (decrease) in unit value	1.32
Net asset value at beginning of period	14.00

Net asset value at end of period	$15.32

Ratio of net expenses to average net assets*††	.69%
Ratio of net investment income to average net assets*	(.69)%
Portfolio turnover**†††	16%
Total return**	9.43%
Net assets at end of period (in thousands)	$21,315

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

2030 Retirement Date Fund:

For the period August 9, 2006(a) to December 31, 2006
Investment income†	$—
Net expenses(†)††	(.05)

Net investment income	(.05)
Net realized and unrealized gain (loss)	1.81

Net increase (decrease) in unit value	1.76
Net asset value at beginning of period	16.00

Net asset value at end of period	$17.76

Ratio of net expenses to average net assets*††	.69%
Ratio of net investment income to average net assets*	.69%
Portfolio turnover**†††	6%
Total return**	11.00%
Net assets at end of period (in thousands)	$15,260

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

2040 Retirement Date Fund:

For the period August 1, 2006(a) to December 31, 2006
Investment income†	$—
Net expenses(†)††	(.06)

Net investment income	(.06)
Net realized and unrealized gain (loss)	2.05

Net increase (decrease) in unit value	1.99
Net asset value at beginning of period	10.00

Net asset value at end of period	$11.99

Ratio of net expenses to average net assets*††	.69%
Ratio of net investment income to average net assets*	(.69)%
Portfolio turnover**†††	8%
Total return**	11.06%
Net assets at end of period (in thousands)	$11,894

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)*	Commencement of operations.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Stable Asset Return Fund

The Stable Asset Return Fund invests primarily in investment contracts issued by insurance companies, banks or other financial institutions. The Stable Asset Return Fund also invests, either directly or indirectly through other investment funds, in high quality money market instruments, including obligations of the United States government, notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers’ acceptances, variable and indexed notes and repurchase agreements.

For the year ended December 31, 2006, the Stable Asset Return Fund experienced a total return, net of expenses, of 4.19%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 4.07% for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

The Stable Asset Return Fund outperformed the combination benchmark for the year ended December 31, 2006 by nine basis points. The general level of interest rates continued to rise with short rates rising an average of approximately 80 basis points while yields between two and five years rose between 35 and 45 basis points. The yield curve began the year relatively flat and inverted over the year, but more so in during last six months of the year. Trades throughout the year consisted of buying short dated securities in the commercial mortgage-backed and asset-backed sectors. Guaranteed investment contracts offered very little value relative to other market sectors. As of year-end 2006, the Fund was positioned with much shorter duration instruments with higher yields but also with earlier maturities, allowing for reinvestment in either short-dated securities if the curve retains its inverted shape or in longer-dated instruments should a more normal yield curve environment return.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities.

For the year ended December 31, 2006, the Intermediate Bond Fund experienced a total return, net of expenses, of 3.76%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 4.33% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

For the year ended December 31, 2006, the Intermediate Bond Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index.

Fixed income assets fared well for all of 2006 as positive market conditions in the second half of the year more than offset a more difficult environment in the first half. On December 29, 2006 the benchmark ten-year Treasury yielded 4.70%, 31 basis points higher than at the start of the year. Bond markets struggled in the first and second quarters as the Federal Reserve raised the federal funds rate a total of one percent and inflation pressure mounted, led by higher oil prices.

The economic backdrop in the final two quarters was far more benign. Interest rates moved lower as the Federal Reserve held rates steady four Fed meetings in a row and oil prices reversed course, helping ease headline inflation pressure. Markets interpreted the Fed pause as the end of a protracted tightening cycle in which the central bank boosted the federal funds rate 17 straight times between June 2004 and June 2006. The bond market’s second half rally came amid signs of a slowing U.S. economy and expectations that the Fed would ease to avert a recession. The strongest headwind for the economy was continued weakness in the housing sector, where price declines replaced appreciation in many markets and inventories of unsold homes remained near record levels. A dent in bond investors’ optimism at year-end was persistent strength in consumption, which created uncertainty about imminent Fed easing. Consumers drew support from lower mortgage rates, which in turn helped raise housing affordability off 20-year lows. As a result, interest rates trended upward in December, eroding gains for the calendar year.

Prudent diversification and active management in a diversified mix of high quality strategies preserved value in 2006, even as expectations of a steeper yield curve and widening risk premiums proved premature. Interest rate strategies anticipating a weaker economy and Fed easing began to pay off later in the year and positioned the Fund for anticipated slower growth in 2007. Above-benchmark duration, especially during the second half of the year, was positive for returns as rates fell on weaker economic data. An emphasis on shorter maturities detracted from returns as the yield curve flattened for the year. An overweight to mortgages, and positive security selection, benefited the Fund during the year as strong overseas purchases and low volatility supported the mortgage sector. An underweight to investment grade corporate bonds detracted from the Fund’s performance as corporate bond prices stayed strong, but security selection in the high yield sector was positive and helped to offset some of the loss from being underweight corporate securities. Small holdings of inflation-protected bonds were negative for performance as these issues lost ground to nominal bonds as investor inflation expectations decreased during the year. Additionally, a modest exposure to emerging market bonds contributed to returns as the sector experienced strong capital inflows and continued improvements in credit quality. Exposure to the yen and euro also benefited the portfolio as these currencies gained amid U.S. dollar weakness.

Balanced Fund

The Balanced Fund invests in publicly-traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the year ended December 31, 2006, the Balanced Fund experienced a total return, net of expenses, of 7.69%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 10.93% for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the year ended December 31, 2006, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index.

Stock selection in Financials was the biggest detractor, primarily the portfolio’s holding in SLM Corp. and its holdings in consumer-oriented financials rather than brokers. The portfolio’s overweight position in Information Technology also hurt returns as that sector underperformed relative to other sectors.

Strong stock selection in consumer staples, including the absence of Wal-Mart from the portfolio, benefited results, as did stock selection among health care stocks.

For the year ended December 31, 2006, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index.

Fixed income assets fared well for all of 2006 as positive market conditions in the second half of the year more than offset a more difficult environment in the first half. On December 29, 2006 the benchmark ten-year Treasury yielded 4.70%, 31 basis points higher than at the start of the year. Bond markets struggled in the first and second quarters as the Federal Reserve raised the federal funds rate a total of one percent and inflation pressure mounted, led by higher oil prices.

The economic backdrop in the final two quarters was far more benign. Interest rates moved lower as the Federal Reserve held rates steady four Fed meetings in a row and oil prices reversed course, helping ease headline inflation pressure. Markets interpreted the Fed pause as the end of a protracted tightening cycle in which the central bank boosted the federal funds rate 17 straight times between June 2004 and June 2006. The bond market’s second half rally came amid signs of a slowing U.S. economy and expectations that the Fed would ease to avert a recession. The strongest headwind for the economy was continued weakness in the housing sector, where price declines replaced appreciation in many markets and inventories of unsold homes remained near record levels. A dent in bond investors’ optimism at year-end was persistent strength in consumption, which created uncertainty about imminent Fed easing. Consumers drew support from lower mortgage rates, which in turn helped raise housing affordability off 20-year lows. As a result, interest rates trended upward in December, eroding gains for the calendar year.

Prudent diversification and active management in a diversified mix of high quality strategies preserved value in 2006, even as expectations of a steeper yield curve and widening risk premiums proved premature. Interest rate strategies anticipating a weaker economy and Fed easing began to pay off later in the year and positioned the Fund for anticipated slower growth in 2007. Above-benchmark duration, especially during the second half of the year, was positive for returns as rates fell on weaker economic data. An emphasis on shorter maturities detracted from returns as the yield curve flattened for the year. An overweight to mortgages, and positive security selection, benefited the Fund during the year as strong overseas purchases and low volatility supported the mortgage sector. An underweight to investment grade corporate bonds detracted from the Fund’s performance as corporate bond prices stayed strong, but security selection in the high yield sector was positive and helped to offset some of the loss from being underweight corporate securities. Small holdings of inflation-protected bonds were negative for performance as these issues lost ground to nominal bonds as investor inflation expectations decreased during the year. Additionally, a modest exposure to emerging market bonds contributed to returns as the sector experienced strong capital inflows and continued improvements in credit quality. Exposure to the yen and euro also benefited the portfolio as these currencies gained amid U.S. dollar weakness.

Large-Cap Value Equity Fund

The Large-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations, at the time of purchase, of greater than $1 billion that in the opinion of State Street and the Fund’s Investment Advisor are undervalued in the marketplace. A segment of the Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average value orientation. The remainder of the Large-Cap Value Equity Fund is actively managed.

For the year ended December 31, 2006, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 21.79%. By comparison, the Russell 1000 Value Index produced an investment record of 22.24% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the year ended December 31, 2006, the actively managed portion of the Fund, which is advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index.

US equities extended their rally in the fourth quarter of 2006 amid a supportive economic outlook, strong corporate earnings and booming mergers and acquisitions (M&A) activity. The S&P 500 Stock Index was up 6.7% for the quarter, to finish 15.8% ahead for the year. Fourth-quarter and full-year gains were broadly based across sectors. For the year, the best-performing sectors were utilities, energy and industrial resources. Energy and basic-resource stocks were driven by robust global demand and tight capacity, as well as heightened consolidation interest. Housing-related stocks were the biggest laggards, holding flat for the year despite a fourth-quarter rebound on signs that the housing market may be stabilizing after a sharp downturn. Consumer-cyclical stocks also trailed the market, weighed down by worries about consumer spending amid a fall-off in home values and still-high energy prices. As energy and industrial-resource stocks make up a bigger portion of the Russell 1000 Value Index than the broad market and its growth counterpart, the Russell 1000 Value Index handily beat those other indices, rising 8% for the fourth quarter and 22.2% for the year. This marked the seventh consecutive year of value outperformance.

In the fourth quarter, before fees, the portfolio performed in line with its benchmark, the Russell 1000 Value. Relative returns were helped by stock selection within the consumer cyclicals sector as DaimlerChrysler benefited from strong operating margins in its Mercedes division. Other contributors to relative performance were Merrill Lynch and Entergy. Merrill Lynch benefited from stronger-than-expected results in its fixed-income business, robust merger and acquisition activity and the brightening outlook for its international operations. Entergy benefited from regulatory decisions allowing for the recovery of costs due to hurricane damage in New Orleans. In addition, Entergy’s mix of power plants gives it a cost advantage versus utilities more dependent on oil and gas prices.

Chief detractors from relative returns included Celestica, Office Depot and Flextronics. Shares of Celestica traded lower after the company experienced operational inefficiency upon expanding production to a low-cost facility in Mexico. Office Depot posted weak “black Friday” sales and lowered expectations. However, AllianceBernstein continues to find the stock attractively valued. Flextronics declined on investor concerns about the outlook for cell phone handsets that AllianceBernstein considers overblown. While handsets are an important market for Flextronics, AllianceBernstein believes the company can achieve long-term earnings expectations given its diversification and recent high-profile contract awards.

Within the U.S. equity market, valuation spreads between the most attractively priced and the most expensive stocks are unusually compressed, and the value opportunity remains below average. A central tenet underpinning AllianceBernstein’s investment process is to keep portfolio risk proportional to the value opportunity; hence, tracking error versus the broad market and the Russell 1000 Value remains low. AllianceBernstein continues to rely on its bottom-up fundamental research to uncover the value opportunities among individual stocks.

The performance of the indexed segment of the Larger-Cap Value Equity Fund for the year ended December 31, 2006 was consistent with the Russell 1000 Value Index after taking into account expenses.

Large-Cap Growth Equity Fund

The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion at the time of purchase that are believed to have strong earnings growth potential. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities its holds and to realize income principally from dividends on such securities. A segment of the Large-Cap Growth Equity Fund (approximately 33 1/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed in two portions of approximately 33 1/3% each of the assets of the Fund subject to differences in relative performance. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

For the year ended December 31, 2006, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 8.49%. By comparison, the Russell 1000 Growth Index produced an investment record of 9.07% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

State Street has retained Capital Guardian Trust Company and T. Rowe Price Associates, Inc. (“T. Rowe Price”) to provide investment advice with respect to the two actively managed portions of the Large-Cap Growth Equity Fund. Prior to March 1, 2006, the portion of the Large-Cap Growth Equity Fund advised by T. Rowe Price was advised by RCM Capital Management LLC.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company outperformed the Russell 1000 Growth Index for the year ended December 31, 2006.

Stock selection in Financials was the biggest detractor, primarily the portfolio’s holding in SLM Corp. and its holdings in consumer-oriented financials rather than brokers. The portfolio’s overweight position in Information Technology also hurt returns as that sector underperformed relative to other sectors.

Strong stock selection in consumer staples, including the absence of Wal-Mart from the portfolio, benefited results, as did stock selection among health care stocks.

The segment of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price underperformed the Russell 1000 Growth Index for the period from the inception of T. Rowe Price’s advisory role with respect to this portion of the Fund through December 31, 2006.

Despite a sharp decline from mid-May through mid-June, U.S. stocks rose strongly in 2006, the market’s fourth consecutive year of gains since the end of the 2000-2002 bear market. In fact, several major indexes reached six-year highs, if not record levels. Equities were lifted by substantial merger and leveraged buyout activity, continued strong corporate earnings growth despite an economic deceleration, and declining oil prices and long-term interest rates in the second half of the year. Investors were also pleased that the Federal Reserve, which increased the federal funds target rate to 5.25% by mid-year, refrained from raising it in the last six months in anticipation that slower economic growth would allow inflation to moderate over time.

Small-cap stocks outpaced their large-cap peers over the last 12 months, while mid-cap shares lagged both segments. The small-cap Russell 2000 Index returned 18.37% versus 15.79% for the large-cap S&P

500 Index and 10.32% for the S&P Mid-Cap 400 Index. As measured by various Russell indexes, value stocks strongly outperformed growth across all market capitalizations, but the latter have demonstrated improving relative performance in recent months. In the large-cap universe, all major sectors advanced, with telecommunication services and energy stocks producing the strongest gains. Consumer discretionary, utilities, financials, and materials stocks also did very well, performing better than or in line with the broad market. Other sectors lagged, especially health care and information technology.

With respect to the segment of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price, stock selection detracted from relative performance. Information technology was the primary detractor from relative performance due to detrimental stock selection, notably in semiconductors and semiconductor equipment and Internet software and services. An overweight position in semiconductors and semiconductor equipment also had a negative impact. Stock selection in the capital markets, consumer finance and health care equipment and supplies industries also detracted from relative performance, as did an underweight position in pharmaceuticals. The primary source of value added during the period was the consumer discretionary sector, where stock selection in the household durables and hotels, restaurants and leisure industries boosted relative performance. Stock selection in the wireless telecommunication services and machinery industries also added to relative performance.

The segment of the Large-Cap Growth Equity Fund that was actively managed with the assistance of RCM Capital Management LLC from January 1, 2006 to February 28, 2006 (the date on which RCM Capital Management LLC ceased to advise this segment of the Large-Cap Growth Equity Fund), outperformed the Russell 1000 Growth Index. Outperformance for the period was due to positive stock selection.

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

The performance of the indexed segment of the Large-Cap Growth Equity Fund for the year ended December 31, 2006 was consistent with the Russell 1000 Growth Index after taking expenses into account.

Index Equity Fund

The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the year ended December 31, 2006, the Index Equity Fund experienced a total return, net of expenses, of 15.07%. By comparison, the Russell 3000 Index produced an investment record of 15.72%

for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Index Equity Fund for the year ended December 31, 2006, was consistent with the Russell 3000 Index after taking expenses into account.

Mid-Cap Value Equity Fund

The Mid-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in equity securities of companies with market capitalizations of between $1 billion and $12 billion at the time of investment. The Fund seeks to achieve growth of capital through investing primarily in common stocks of medium-sized companies believed to be attractively priced relative to their future earnings power. The Fund seeks to emphasize sectors and securities State Street and the Fund’s Investment Advisor consider undervalued.

For the year ended December 31, 2006, the Mid-Cap Value Equity Fund, which was advised with the assistance of Ariel Capital Management, LLC through October 31, 2006, and since November 1, 2006 by Wellington Management Company, LLP, experienced a total return, net of expenses, of 12.28%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 20.18% for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Value Equity Fund, as then advised with the assistance of Ariel Capital Management LLC, underperformed the Russell Mid-Cap Value Index for the period from January 1, 2006 through October 26, 2006.

Year-to-date performance through October 26, 2006 was a play with two parts. The first act was dominated by the financial press predicting that this time things would be different. The year’s headlines included: Get Ready For $100 Oil and $1,600 Gold; Why The Housing Bubble Won’t Burst; and Commodities Safe from Bear’s Claw. With so much momentum, the market rally—now in its fourth year and the second longest stretch since 1929—continued its upward climb largely on the back of low-quality cyclical and commodity stocks. Yet reality springs eternal and in the second act, the cyclical underpinnings of the market showed signs of strain: housing prices tumbled 9.7%—the worst drop in 35 years; oil fell back from its July high of $78 a barrel to $52; and commodities declined as evidenced by copper falling 20%. Accordingly, on August 8, the Federal Reserve finally felt the economy had decelerated enough to stop raising rates. Arial viewed the Fed pausing as a signpost that the economy had slowed and was transitioning to one that rewards the high quality issues that mark Ariel’s style of investing. Although the Fund’s +8.8% year-to-date return through October 26, 2006 finished behind the Russell Mid-Cap Value Index’s +15.8% gain and the +12.0% return of Russell Mid-Cap Index, after August 8 the portfolio outperformed its Russell benchmarks and made up significant ground.

The Mid-Cap Value Equity Fund, as advised with the assistance of Wellington Management Company, LLP, outperformed the Russell Mid-Cap Value Index for the period from November 1, 2006 through December 31, 2006.

The Fund outperformed the Index during this period by adding value in eight of ten sectors. On a relative basis, the Fund outperformed the Index in several sectors, including Materials, Information Technology, and Energy, outweighing the negative relative performance from the Health Care and Consumer Discretionary sectors. Specifically:

The Materials sector added to performance, due in part to the strong performance of Celanese, a producer and seller of industrial chemicals. Shares of Celanese rose approximately 25% during the two-month period.

The Information Technology sector also benefited from strong holdings like Varian Semiconductor, a semiconductor equipment manufacturer. Varian posted earnings that topped Wall Street expectations, and the company increased its stock buyback program.

Health Care holdings detracted from performance. Cooper Companies, a company involved in the development, manufacture, sale, and marketing of health-care products, declined 23% due to manufacturing related delays in its new product pipeline.

The Consumer Discretionary sector also performed poorly. The Fund held non-benchmark name Circuit City, which disappointed. Circuit City’s shares declined following its third quarter earnings announcement, where the company noted material gross margin contraction and disappointing guidance.

Mid-Cap Growth Equity Fund

The Mid-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations of between $1 billion and $12 billion at the time of investment that State Street and the Fund’s Investment Advisor believe have strong earnings growth potential. The Mid-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

For the year ended December 31, 2006, the Mid-Cap Growth Equity Fund, which is advised with the assistance of Turner Investment Partners, experienced a total return, net of expenses, of 6.94%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 10.66% for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The equity market provided much excitement in 2006 as the S&P 500 Index (+15.9%) posted its fourth consecutive year of positive returns. To recap, a strong first quarter was followed by weakness in the year’s second quarter as geopolitical concerns, higher energy prices, and further rate increases by the Fed weighed on the market. The back half of the year, however, was strong as the Fed paused in its campaign to raise interest rates, energy prices retreated and corporate earnings posted double digit growth for the year. In terms of style, the market environment in the fourth quarter and throughout the year was again decidedly biased toward value stocks, with 2006 being the seventh year in succession where value trumped growth. Furthermore, the year ended 2006 also marked the seventh consecutive year where small cap stocks provided a return advantage over large caps.

Despite positive absolute performance in the fourth quarter and for the year, it has been a challenging environment for active managers to outperform their benchmarks. The Mid-Cap Growth Equity Fund was no exception as it underperformed the Russell Mid-Cap Growth Index in the fourth quarter by 1.1% and for the year by 3.1%. For the year, only 28% of all mid-cap growth managers were able to beat the Russell Mid-Cap Growth Index, with the average fund up 8.5% (compared to the Index at 10.7%). It is tough to pin-point the exact reason why the benchmark was so difficult to beat in 2006, but one key issue that would have helped managers beat their indexes was valuations, as the cheapest names typically outperformed the most expensive ones. Additionally, stocks with the highest earnings growth prospects underperformed those with lower earnings growth rates. Certainly, this mindset is counterintuitive to the way many growth managers, including Turner, approach the growth space.

When analyzing the Fund’s performance and attribution, the producer durables and materials & processing sectors contributed the most to relative outperformance versus the benchmark while the majority of the relative underperformance was attributable to the traditional growth sectors of healthcare and technology.

The materials and processing sector posted the highest absolute return in the Fund and generated 0.4% of excess return versus the benchmark. Precision Castparts Corp. and Allegheny Technologies Inc. were two standouts for the year. Precision Castparts manufactures metal components and products for the aerospace industry. The stock benefited from strong revenues and margins and got a lift from the acquisition of GSC Industries, a leading manufacturer of steel castings, in a move that will complement existing operations. Specialty metal producer Allegheny Technologies was up after announcing it had signed a long-term agreement with Boeing for the supply of titanium products for commercial aerospace applications.

The portfolio lost ground versus the benchmark in the technology sector (-0.8%), especially during the middle portion of the year, as investors quickly punished companies that provided a weaker than expected outlook. Rackable Systems Inc. traded down significantly after indicating that end markets were weakening and pricing pressures loomed. SiRF Technology Holdings Inc., which makes semiconductors for global positioning systems, also plummeted after the company posted second-quarter results which topped Wall Street expectations, but it also issued a disappointing forecast.

Weighing on performance for the year was security selection within the healthcare sector (-3.0% for the Fund vs. 7.4% vs. the benchmark), which represented 15% of the Fund on average. Positive contributions by Celgene, Shire, and Thermo Fisher Scientific were more than offset by weakness in a handful of stocks affected by both company specific and industry events. The most unforeseen company specific event was the announcement that Quest Diagnostics lost a contract with UnitedHealth to rival Laboratory Corp. The stock reacted negatively as that business accounted for 7% of Quest’s revenues. Pharmacy benefit managers, which includes Express Scripts, experienced pressure after Wal-Mart’s announcement of an accelerated geographic rollout of its $4 generic drug program.

Small-Cap Equity Fund

The Small-Cap Equity Fund invests primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Small-Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. A segment of the Fund is invested to replicate the Russell 2000 Index, which is comprised of the 2,000 companies in the Russell 3000 Index with the smallest market capitalization. The remainder of the Fund is actively managed by Wellington Management LLP and Smith Asset Management Group, L.P.

For the year ended December 31, 2006, the Small-Cap Equity Fund experienced a total return, net of expenses, of 8.49%. By comparison, the Russell 2000 Index produced an investment record of 18.37% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The segment of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the year ended December 31, 2006. Full year performance for 2006 was affected by several headwinds in the market. Most notably, stocks with high expected growth rates dramatically underperformed for most of the year. This is not inconsistent with other periods where market participants have an expectation that either the economy is slowing or that the direction of the economy is uncertain. Investors tend to seek defensive positions during these periods which are usually identified as low growth, high dividend yield and low price-to-book value. The primary objective of this segment of the Fund is to make investments that have the characteristics of quality, low risk and a high probability of growing earnings faster than expected. This segment was consistent in meeting this objective in 2006.

The segment of the Small-Cap Equity Fund advised with the assistance of Wellington Management Company, LLP underperformed the Russell 2000 Index for the year ended December 31, 2006. U.S. equity markets rose early in 2006 as the Federal Reserve hinted at an end to rate hikes, then sold off during the second quarter amid concerns that higher energy prices and rising U.S. interest rates would choke off economic growth. Markets regained their footing in the third quarter as investors focused on the end to interest rate hikes, falling energy prices, and continued strong corporate earnings growth. For the year, small caps, as measured by the Russell 2000 Index, outperformed large caps, as measured by the S&P 500 Index.

The bottom-up investment approach of the portion of the Fund advised by Wellington Management Company, LLP produced relative results 400 basis points below the investment record of the Russell 2000 Index during 2006, with underperformance in six of the ten broad market sectors.

Poor performance from holdings in the Materials and Consumer Discretionary sectors detracted from results relative to the Russell 2000 Index. Within the Materials sector, the portfolio’s overweight position in Cleveland-Cliffs, an iron ore pellet producer, detracted, particularly as the decrease in price of iron ore pellets negatively impacted earnings in the early part of the year.

Within the Consumer Discretionary sector, an overweight position to underperforming Journal Register detracted from returns. Journal Register, a newspaper publisher, performed poorly as advertising revenue has fallen year over year. However, in mid-December 2006, Journal Register signed on to Google’s Print Ad program, which allows Google to broker print ads in newspaper space.

The top-performing sector was Health Care. The portfolio benefited from a large overweight to Zoll Medical Corp, a medical software and technology developer, and Magellan Health Services, a provider of health benefit services to health plans, employers, and public sector payers.

The indexed segment of the Small-Cap Equity Fund for the year ended December 31, 2006 underperformed the Russell 2000 Index due to trading during the annual Index reconstitution in June.

International Equity Fund

The International Equity Fund’s investment objective is to seek long-term growth of capital through investment primarily in common stocks of established non-U.S. companies. The Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. The International Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market.

For the year ended December 31, 2006, the International Equity Fund experienced a total return, net of expenses, of 25.39%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI AC World Ex-U.S. Index”) produced an investment record of 26.65% for the same period. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The segment of the International Equity Fund advised by Philadelphia International Advisors, LP outperformed the MSCI AC World Ex-U.S. Index for the year ended December 31, 2006. Global equities recovered from their mid-year 2006 swoon and staged a strong fourth quarter rally that lasted through year-end. Every EAFE market rose, and with the exception of Japan, Netherlands, and Switzerland, all markets enjoyed double digit total returns. Signs of decelerating U.S. growth brought inflation expectations and bond yields lower, which fuelled optimism for a possible rate cut by the Federal Reserve in early 2007. Fortunately, the U.S. slowdown was offset by stronger growth in the Euro zone and ongoing strength in the world’s emerging economies. Despite the European Central Bank’s hawkish stance throughout the year (the refinancing rate rose 100 basis points in 2006), Europe’s economy remained robust, which helped 2006 corporate earnings increase an estimated 13% above 2005’s results. International developed country returns for all of 2006 were 26.3%, which extended the bull market run to four consecutive years. As for regional results for 2006, European equities produced the highest returns, while Japanese stocks advanced only modestly.

Overall, during 2006, strong security selection, higher exposure to Europe, and low weightings in Japan enabled the portion of the Fund advised by Philadelphia International Advisors, LP to outperform the MSCI AC World Ex-U.S. Index.

The segment of the International Equity Fund advised with the assistance of JPMorgan Asset Management (UK) Limited underperformed the MSCI AC World EX-U.S. Index for the year ended December 31, 2005. The portion of the Fund advised by JPMorgan Asset Management (UK) Limited posted strong gains in 2006 but was unable to keep pace with the benchmark.

Much of the underperformance of this portfolio for 2006 can be attributed to stock selection in Continental Europe, where mergers and acquisitions (M&A) fever was a major driving force behind the markets. Although holdings in that region generally did well, this portfolio did not (for the most part) participate in the M&A frenzy and consequently lagged the market.

In contrast, U.K. and emerging markets contributed positively to performance. Despite being underweight emerging markets, which had another outstanding year, the asset class was a net contributor to performance on the back of strong stock selection. Performance in the U.K. was spearheaded by strong showings from British Land, Tesco and Morrison Supermarkets.

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

For the year ended December 31, 2006, the Structured Portfolio Service experienced a total return, net of expenses, of 8.45% for the Conservative Portfolio, 11.80% for the Moderate Portfolio, and 14.80% for the Aggressive Portfolio.

Retirement Date Funds

The Retirement Date Funds provide a series of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. The five Retirement Date Funds, designated as the Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund and 2040 Retirement Date Fund, respectively, offer five separate “target retirement date” strategies, each with a distinct asset mix. With the exception of the Lifetime Income Retirement Date Fund, which is designed for those currently retired, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified target retirement date draws nearer. The Retirement Date Funds utilize a broad range of asset classes and an annual rebalancing process to provide diversification of returns and risks consistent with the stated time period to retirement. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error.

Each Retirement Date Fund has a different initial investment strategy representing different risk and reward characteristics that reflect a participant’s anticipated time to expected retirement. The longer the time period to expected retirement, the greater is the Retirement Date Fund’s initial risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who are approaching or are beyond their retirement date and, effective April 30, 2007, will be comprised primarily of bonds, investment contracts and high-quality short-term debt instruments (such as those in which the Stable Asset Return Fund invests), and U.S. Treasury Inflation Protected Securities (“U.S. TIPS”), to provide stability, income and inflation protection, although this Retirement Date Fund also includes 35% equity exposure. The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more-limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for maximum growth potential.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the period from August 9, 2006 through December 31, 2006, these funds included including S&P 500 Flagship Securities Lending Fund (“S&P 500 Index Fund”), Daily MSCI EAFE Fund, S&P Mid-Cap 400 Index Securities Lending Fund (“S&P Mid-Cap 400 Index Fund”), Russell 2000 Index Securities Lending Fund (“Russell 2000 Index Fund”), Long U.S. Government Index Securities Lending Fund (“Lehman Long Government Bond Fund”), Limited Duration Bond Non-Lending Fund (“Limited Duration Bond Fund”) and Short Term Investment Fund.

During the period from August 9, 2006, funds in the Lifetime Income Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 19.0%; Daily MSCI EAFE Index Fund, 3.0%; S&P Mid-Cap 400 Index Fund, 2.0%; Russell 2000 Index Fund, 1.0%; Lehman Long Government Bond Fund, 25.0%; Limited Duration Bond Fund, 40.0%; and Short Term Investment Fund, 10.0%. Funds in the 2010 Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 28.2%; Daily MSCI EAFE Index Fund, 4.7%; S&P Mid-Cap 400 Index Fund, 2.8%; Russell 2000 Index Fund, 1.8%; Lehman Long Government Bond Fund, 37.5%; Limited Duration Bond Fund, 19.2%; and Short Term Investment Fund, 5.8%. Funds in the 2020 Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 39.0%; Daily MSCI EAFE Index Fund, 14.0%; S&P Mid-Cap 400 Index Fund, 5.7%; Russell 2000 Index Fund, 3.8%; Lehman Long Government Bond Fund, 31.0%; Limited Duration Bond Fund, 1.5%; and Short Term Investment Fund, 5.0%. Funds in the 2030 Retirement Date Fund were allocated as follows:

S&P 500 Index Fund, 44.5%; Daily MSCI EAFE Index Fund, 19.5%; S&P Mid-Cap 400 Index Fund, 7.4%; Russell 2000 Index Fund, 7.1%; Lehman Long Government Bond Fund, 21.0%; and Short Term Investment Fund, 0.5%. Funds in the 2040 Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 45.0%; Daily MSCI EAFE Index Fund, 24.5%; S&P Mid-Cap 400 Index Fund, 9.8%; Russell 2000 Index Fund, 9.7%; and Lehman Long Government Bond Fund, 11.0%.

For the period August 9, 2006 through December 31, 2006, the Retirement Date Funds experienced a total return, net of expenses, of 5.00% for the Lifetime Income Retirement Date Fund, 6.42% for the 2010 Retirement Date Fund, 9.43% for the 2020 Retirement Date Fund, 11.00% for the 2030 Retirement Date Fund and 11.06% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the period ended December 31, 2006 was consistent with the relevant combination benchmark after taking into account expenses.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk

The Funds do not engage in investments in derivative instruments except as described under Item 1, “Business—Description of Investment Options—Derivative Instruments.” The Retirement Date Funds do not engage in investments in derivative instruments except as described under Item 1, “Business—Retirement Date Funds.” For additional information, see Note 2 to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

ITEM 8.    Financial Statements and Supplementary Data

See p. F-1.

ITEM 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting: The Collective Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) for each of the Funds, the three portfolios of the Structured Portfolio Service and the five Retirement Date Funds. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Collective Trust’s management conducted evaluations of the effectiveness of the internal control over financial reporting of each of the Funds and the three portfolios of the Structured Portfolio Service based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluations, the Collective Trust’s management concluded that internal control over financial reporting was effective as of December 31, 2006.

The Collective Trust’s management assessments of the effectiveness of the internal control over financial reporting of each of the Funds, the three portfolios of the Structured Portfolio Service and the five Retirement Date Funds as of December 31, 2006 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.    Other Information.

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance.

State Street, as trustee, has primary responsibility for investment management with respect to each of the Investment Options. As part of its responsibility, it appoints the officers of the Collective Trust, who have responsibility for administering all the Investment Options. The following is a biographical summary of the experience of each of the officers of the Collective Trust:

Philip Lussier.    Mr. Lussier, age 53, is the President and Chief Executive Officer of the Collective Trust and the Chief Executive Officer and Chairman of the Board of CitiStreet LLC. Prior to assuming his current position at CitiStreet LLC in March 2005, Mr. Lussier served as President of CitiStreet’s Retirement Services Division from December 2000 to March 2005. From April 1, 2000 until December 2000, Mr. Lussier served as Division President, Institutional Sales & Marketing, of CitiStreet. From January 1995 until the inception of CitiStreet in April 2000, he was a Senior Vice President of the Retirement Investment Services Division of State Street Global Advisors.

Beth M. Halberstadt.    Ms. Halberstadt, age 41, is the Vice President and Chief Financial Officer of the Collective Trust, an Executive Vice President and member of the Board of Directors of State Street, a Vice President of State Street Bank and program director of the ABA Members Retirement Program. From September 1996 to January 1999, Ms. Halberstadt was Vice President and Client Service Manager in Retirement Investment Services, a part of State Street Bank Global Advisors, a division of State Street Bank.

Robert E. Fullam.    Mr. Fullam, age 45, is the Treasurer and Chief Accounting Officer of the Collective Trust, a Vice President of State Street and Assistant Vice President of CitiStreet LLC, an affiliate of State Street Bank. Prior to joining CitiStreet in 2001, Mr. Fullam worked at State Street Bank in various capacities during the period of 1987 through 2001, including Account Controller, Client Representative, Compliance Analyst and Investment Officer.

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

State Street and/or its affiliates directly distribute marketing materials on behalf of the Collective Trust. No distributors or broker-dealers who are unaffiliated with State Street or its affiliates are or will be utilized. The Program is marketed through advertising in legal periodicals, exhibiting at legal conventions and direct mail and phone solicitations to law firms. Firms that indicate an interest in the services made available through the Program are assigned a marketing representative who facilitates participation in the Program through phone or on-site discussions.

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

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

State Street Bank, as sole trustee of each of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans, is the holder of record of all units of beneficial interests of each of the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds. None of State Street, State Street Bank or any officer of the Collective Trust beneficially owns any securities of the Collective Trust. As of December 31, 2006, no person or entity vested with investment responsibility for the assets contributed to the Program owned more than 5% of the Units of beneficial interest in the Collective Trust or in any Investment Option offered thereunder, except that three Participants owned 11.01%, 7.62% and 5.78%, respectively, of the outstanding Units of the Lifetime Income Retirement Date Fund, three Participants owned 15.87%, 11.18% and 5.57%, respectively, of the outstanding Units of the 2010 Retirement Date Fund and two Participants owned 6.57% and 5.22%, respectively, of the outstanding Units of the 2020 Retirement Date Fund.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence.

See Item 1, “Business—The Program” and “—Deductions and Fees” for information regarding certain relationships and transactions.

ITEM 14.    Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the principal accountant for the Collective Trust, for the audit of the Collective Trust’s annual financial statements and for the review of financial statements included in the Collective Trust’s quarterly reports filed on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements (such as comfort letters, statutory audits, attest services, consents and services to comply with generally accepted auditing standards) were $610,000 and $500,000 for the fiscal years ended December 31, 2006 and 2005, respectively.

Audit Fees consist of fees for professional services rendered for the audit of the Collective Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements. In 2006, audit fees also include fees for professional services rendered for the audits of (i) management’s assessment of the effectiveness of internal control over financial reporting and (ii) the effectiveness of internal control over financial reporting.

Audit-Related Fees

The aggregate fees billed for assurance and related services provided to the Collective Trust by PwC that are reasonably related to the performance of the audit or review of the Collective Trust’s financial statements and not reported under “—Audit Fees” were $0 and $0 for the fiscal years ended December 31, 2006 and 2005, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by PwC to the Collective Trust for tax compliance, tax advice and tax planning were $0 and $0 for the fiscal years ended December 31, 2006 and 2005, respectively.

All Other Fees

The aggregate fees billed by PwC to the Collective Trust for any products and services not disclosed above were $0 and $0 for the fiscal years ended December 31, 2006 and 2005, respectively.

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

2.    Financial Statement Schedules.

A Schedule of Investments for each of the Balanced Fund, the Intermediate Bond Fund, the International Equity Fund, the Large-Cap Growth Equity Fund, the Large-Cap Value Equity Fund, the Mid-Cap Growth Equity Fund, the Mid-Cap Value Equity Fund, the Small-Cap Equity Fund and the Stable Asset Return Fund is included in Item 8 of this Report.

3.    Exhibits are listed under Item 15(b) below.

ITEM 15(b). Exhibits,	including those incorporated by reference:

Exhibit No.	Description of Document

3.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust by State Street Bank and Trust Company, amended and restated December 5, 1991, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

3.2.1	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust by State Street Bank and Trust Company dated July 31, 1995, included as Exhibit 3.2 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

3.2.2	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated July 15, 2002, included as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

3.2.3	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated effective December 1, 2004, included as Exhibit 3.2.3 to Registrant’s Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto.

3.3	American Bar Association Members/State Street Collective Trust, Sixth Amended Fund Declaration for the Stable Asset Return Fund, included as Exhibit 3.3 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.4	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Intermediate Bond Fund, included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

3.5	American Bar Association Members/State Street Collective Trust, Eighth Amended and Restated Fund Declaration for the Balanced Fund, included as Exhibit 3.5.2 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

3.6	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Large-Cap Value Equity Fund, included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.7	American Bar Association Members/State Street Collective Trust, Eighth Amended and Restated Fund Declaration for the Large-Cap Growth Equity Fund, included as Exhibit 3.7 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

3.8	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the Index Equity Fund, included as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

3.9	American Bar Association Members/State Street Collective Trust, Ninth Amended and Restated Fund Declaration for the Small-Cap Equity Fund, included as Exhibit 3.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference thereto.

3.10	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the International Equity Fund, included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.11	American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Structured Portfolio Service, included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.12	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Growth Equity Fund, included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.13	American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Mid-Cap Value Equity Fund, included as Exhibit 3.13 to Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference thereto.

3.14	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective December 1, 2004, included as Exhibit 3.13 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

3.15	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations dated February 17, 2005, included as Exhibit 3.15 to Registrant’s Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference thereto.

3.16	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective as of October 1, 2005, included as Exhibit 3.16 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

3.17	American Bar Association Members/State Street Collective Trust, Fund Declaration for the Retirement Date Funds, included as Exhibit 3.17 to Registrant’s Form S-1 Registration Statement No. 333-132571 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

3.18	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective as of August 1, 2006, included as Exhibit 3.18 to Registrant’s Form S-1 Registration Statement No. 333-132571 and incorporated herein by reference thereto.

4.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust and Fund Declaration for each Fund, the Structured Portfolio Service and the Retirement Date Funds, included in Exhibits No. 3.1 through 3.18 above.

10.1	Trust Agreement of the American Bar Association Members Retirement Trust, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.2	Trust Agreement of the American Bar Association Members Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.3	Amendment to the American Bar Association Members Retirement Trust dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.3 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference hereto.

10.3.1	Amendment Number Three to the American Bar Association Members Retirement Trust dated January 24, 2006 by and between ABA Retirement Funds and State Street Bank and Trust Company, included as Exhibit 10.3.1 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.4	Amendment to the American Bar Association Members Pooled Trust for Retirement Plans dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.4 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.4.1	Amendment Number Three to the American Bar Association Members Pooled Trust for Retirement Plans dated January 24, 2006 by and between ABA Retirement Funds and State Street Bank and Trust Company, included as Exhibit 10.4.1 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.5	American Bar Association Members Retirement Plan—Basic Plan Document No. 01 as amended and related adoption agreements, included as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.6	American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.7.1	Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.7.2	Amendment No. 1 effective December 1, 2004, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.2 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.7.3	Amendment No. 2 effective April 1, 2005, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.3 to Registrant’s Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference thereto.

10.7.4	Amendment No. 3 dated August 18, 2005 to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.3 to Registrant’s Current Report on Form 8-K filed August 23, 2005 and incorporated herein by reference thereto.

10.7.5	Amendment No. 4 dated January 24, 2006 to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and ABA Retirement Funds, included as Exhibit 10.7.5 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.7.6	Amendment No. 5 dated April 13, 2006 to the Administrative and Investment Services Agreement effective January 1, 2003 between State Street Bank and Trust Company and ABA Retirement Funds, included as Exhibit 10.7.6 to Registrant’s Form S-1 Registration Statement No. 333-132571 and incorporated herein by reference thereto.

10.8	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.8.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.8.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.9	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and RCM Capital Management, included as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.9.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and RCM Capital Management LLC, included as Exhibit 10.9.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.10	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.10.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.11	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Sit Investment Associates, Inc., included as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K for the year December 31, 1991 and incorporated herein by reference thereto.

10.12	Investment Advisor Agreement effective as of October 1, 1992 by and between State Street Bank and Trust Company and Morgan Stanley Investment Management (as successor to Miller Anderson & Sherrerd), included as Exhibit 10.13 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

10.13	Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.13.1	Amendment dated July 16, 2004 to Investment Advisor Agreement dated July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto.

10.13.2	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC, included as Exhibit 10.13.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.14	Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.14.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.14.1 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.15	Investment Advisor Agreement effective as of July 31, 1995 by and between State Street Bank and Trust Company and Sanford C. Bernstein & Co., Inc., included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.15.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Alliance Capital Management L.P., included as Exhibit 10.15.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.16	Investment Advisor Agreement effective as of May 31, 2000 by and between State Street Bank and Trust Company and Dresdner RCM Global Investors LLC, included as Exhibit 10.16 to Registrant’s Form S-1 Registration Statement No. 333-57252 and incorporated herein by reference thereto.

10.17	Investor Advisor Agreement effective as of June 13, 1997 by and between State Street Bank and Trust Company and Bankers Trust Company, included as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.18	Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Ariel Capital Management, Inc., included as Exhibit No. 10.18 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

10.18.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Ariel Capital Management, LLC, included as Exhibit 10.18.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.19	Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Turner Investment Partners, included as Exhibit No. 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

10.19.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Turner Investment Partners, included as Exhibit 10.19.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.20	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and Philadelphia International Advisors, LP, included as Exhibit 10.20 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.20.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Philadelphia International Advisors, LP, included as Exhibit 10.20.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.21	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.21.1	First Amendment to the Investment Advisor Agreement effective as of April 3, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21.1 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.21.2	Letter Agreement dated May 12, 2004 relating to Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto.

10.21.3	Amendment, dated October 26, 2004 to the Investment Advisor Agreement dated April 1, 2003, by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.21.4	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21.4 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.22	Investment Advisor Agreement effective as of June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.22 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.22.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC, included as Exhibit 10.22.1 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.23	Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.23 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.24	Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management LLC, included as Exhibit 10.24 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.25	Agreement for Trustee Services between State Street Bank and Trust Company and State Street Bank and Trust Company of New Hampshire effective December 1, 2004, included as Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.26	Guaranty made as of December 1, 2004 by State Street Bank and Trust Company in favor of the American Bar Association Member/State Street Collective Trust, included as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.27	Investment Advisor Agreement effective as of December 1, 2004 by and between State Street Bank and Trust Company and Wellington Management Company, LLP, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 1, 2004 and incorporated herein by reference thereto.

10.27.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Wellington Management Company, LLP, included as Exhibit 10.27.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.28	Investment Advisor Agreement effective as of December 1, 2004 by and between State Street Bank and Trust Company and Smith Asset Management Group, L.P., included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 1, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.28.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Smith Asset Management Group, L.P., included as Exhibit 10.28.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.29	Investment Advisor Agreement effective as of March 1, 2006 by and between State Street Bank and Trust Company of New Hampshire and T. Rowe Price Associates, Inc., included as Exhibit 10.29 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.30	Investment Advisory Services Agreement dated January 24, 2006 by and among the American Bar Retirement Association (now called ABA Retirement Funds), State Street Bank and Trust Company and CitiStreet Advisors LLC, included as Exhibit 10.30 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.31	Investment Advisor Agreement effective as of November 1, 2006 by and between State Street Bank and Trust Company of New Hampsire and Wellington Management Company, LLP, included as Exhibit 10.31 to Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference thereto.

24.1*	Power of Attorney.

31.1*	Certification of Philip Lussier pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Philip Lussier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 15(c). Financial	statement schedules and financial statements.

See page F-1 for an index to the Financial Statements included in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

Date: March 1, 2007	By:	/S/ PHILIP J. LUSSIER
	Name: Title:	Philip Lussier President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2007.

Signature	Title

/S/ PHILIP J. LUSSIER Philip J. Lussier	President and Chief Executive Officer of the American Bar Association Members/State Street Collective Trust (Principal Executive Officer)

/S/ BETH M. HALBERSTADT Beth M. Halberstadt	Vice President and Chief Financial Officer of the American Bar Association Members/State Street Collective Trust (Principal Financial Officer)

/S/ ROBERT E. FULLAM Robert E. Fullam	Treasurer and Chief Accounting Officer of the American Bar Association Members/State Street Collective Trust (Principal Accounting Officer)

/S/ DANIEL J. BOUCHARD* Daniel J. Bouchard	Director of State Street Bank and Trust Company of New Hampshire

/S/ NANCY E. GRADY* Nancy E. Grady	President, Chairman and Director of State Street Bank and Trust Company of New Hampshire

/S/ BETH M. HALBERSTADT Beth M. Halberstadt	Executive Vice President and Director of State Street Bank and Trust Company of New Hampshire

/S/ GARY E. JENKINS* Gary E. Jenkins	Clerk, General Counsel and Director of State Street Bank and Trust Company of New Hampshire

/S/ THOMAS P. KELLY* Thomas P. Kelly	Director of State Street Bank and Trust Company of New Hampshire

/S/ KAREN E. KRUCK* Karen E. Kruck	Director of State Street Bank and Trust Company of New Hampshire

Signature	Title

/S/ NANCY H. LOUCKS* Nancy H. Loucks	Director of State Street Bank and Trust Company of New Hampshire

/S/ SCOTT W. OLSON* Scott W. Olson	Executive Vice President and Director of State Street Bank and Trust Company of New Hampshire

/S/ WILLIAM F. WEIHS* William F. Weihs	Treasurer and Director of State Street Bank and Trust Company of New Hampshire

*By	/S/ SHAWN P. CURRIER
Name:	Shawn P. Currier
Attorney-in-Fact

American Bar Association Members/State Street Collective Trust

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of the

American Bar Association Members/

State Street Collective Trust

We have completed integrated audits of the financial statements and internal control over financial reporting as of December 31, 2006 of each of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund, and 2040 Retirement Date Fund (each hereafter referred to as a “Fund”), Conservative Structured Portfolio Service, Moderate Structured Portfolio Service, and Aggressive Structured Portfolio Service (each hereafter referred to as a “Portfolio”) constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the “Trust”) in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements and financial statement schedules

In our opinion, the financial statements listed in the index referenced under Item 15(a)(1) present fairly, in all material respects, the financial position of each of the Funds and each of the Portfolios at December 31, 2006, and the results of each of their operations, the changes in each of their net assets, and the financial highlights for each of the periods indicated, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index referenced under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2006 by correspondence with the custodian and brokers, provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Trust maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Trust’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public

Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

February 28, 2007

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

	December 31, 2006
ASSETS
Investments, at value (cost $228,839,932)	$287,803,942	(a)
Investments in affiliated issuers, at value (cost $20,033,325)	20,033,325
Intermediate Bond Fund (cost $143,716,557 and units of 7,897,072)	156,931,363	(b)
Cash	769
Receivable for investments sold	495,179
Dividends and tax reclaims receivable	385,360
Receivable for fund units sold	316,516

Total assets	465,966,454

LIABILITIES
Payable for collateral received on securities loaned	16,933,801
Payable for fund units redeemed	1,157,981
Investment advisory fee payable	170,444
Payable for investments purchased	97,767
State Street Bank and Trust Company—program fee payable	86,114
Trustee, management and administration fees payable	22,834
ABA Retirement Funds—program fee payable	10,480
Other accruals	81,909

Total liabilities	18,561,330

Net Assets (equivalent to $87.25 per unit based on 5,127,643 units outstanding)	$447,405,124

(a)	Includes securities on loan with a value of $16,501,756.
(b)	Indicates an affiliated issuer.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Operations

For the year ended December 31, 2006
Investment income
Dividends (net of foreign tax expense of $10,055)	$4,433,158
Dividends—affiliated issuers	177,295
Securities lending income	23,821

Total investment income	4,634,274

Expenses
State Street Bank and Trust Company—program fee	1,001,259
Investment advisory fee	677,092
Trustee, management and administration fees	271,798
ABA Retirement Funds—program fee	125,515
Compliance consultant fees	95,630
Legal and audit fees	86,225
Reports to unitholders	48,653
Registration fees	10,366
Other fees	43,166

Total expenses	2,359,704

Net investment income	2,274,570

Realized and unrealized gain on:
Net realized gain on:
Investments	24,274,741
Intermediate Bond Fund	1,874,208

Net realized gain	26,148,949

Change in net unrealized appreciation (depreciation) on:
Investment securities	5,570,994

Net realized and unrealized gain	31,719,943

Net increase in net assets resulting from operations	$33,994,513

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2005	2006
From operations
Net investment income	$2,150,033	$2,274,570
Net realized gain	22,588,078	26,148,949
Change in net unrealized appreciation (depreciation)	(1,788,800)	5,570,994

Net increase in net assets resulting from operations	22,949,311	33,994,513

From unitholder transactions
Proceeds from units issued	59,856,571	60,918,646
Cost of units redeemed	(89,807,147)	(116,447,707)

Net decrease in net assets resulting from unitholder transactions	(29,950,576)	(55,529,061)

Net decrease in net assets	(7,001,265)	(21,534,548)

Net Assets
Beginning of year	475,940,937	468,939,672

End of year	$468,939,672	$447,405,124

Number of units
Outstanding—beginning of year	6,167,129	5,787,593
Issued	773,406	728,865
Redeemed	(1,152,942)	(1,388,815)

Outstanding—end of year	5,787,593	5,127,643

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2002	2003	2004	2005	2006
Investment income†	$1.86	$1.60	$1.25	$0.71	$0.84
Net expenses(†)††	(0.45)	(0.47)	(0.42)	(0.36)	(0.43)

Net investment income	1.41	1.13	0.83	0.35	0.41
Net realized and unrealized gain (loss)	(9.27)	13.21	4.37	3.50	5.82

Net increase (decrease) in unit value	(7.86)	14.34	5.20	3.85	6.23
Net asset value at beginning of year	65.49	57.63	71.97	77.17	81.02

Net asset value at end of year	$57.63	$71.97	$77.17	$81.02	$87.25

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.74%	0.74%	0.58%	0.46%	0.51%
Ratio of net investment income to average net assets	2.33%	1.77%	1.13%	0.46%	0.49%
Portfolio turnover*	221%	122%	47%	22%	18%
Total return	(12.00)%	24.88%	7.23%	4.99%	7.69%
Net assets at end of year (in thousands)	$369,334	$457,861	$475,941	$468,940	$447,405

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds in which the Fund invests a portion of its assets and, with respect to periods commencing on July 1, 2004, does not include expenses charged to the Intermediate Bond Fund in which the Fund invests a portion of its assets.
*	With respect to the portion of the Fund’s assets invested in a collective investment fund commencing July 1, 2004, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests a portion of its assets, rather than turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMON STOCK—64.3%
BASIC MATERIALS—1.9%
Chemicals—1.0%
Air Products & Chemicals, Inc.	8,600	$604,408
Dow Chemical Co.	40,582	1,620,845
EI Du Pont de Nemours & Co.	7,700	375,067
Huntsman Corp.*	82,200	1,559,334
Rohm & Haas Co.	5,900	301,608

		4,461,262

Forest Products & Paper—0.2%
International Paper Co.	23,900	814,990

Mining—0.7%
Alcoa, Inc.	45,600	1,368,456
Barrick Gold Corp.	37,400	1,148,180
Newmont Mining Corp.	19,900	898,485

		3,415,121

		8,691,373

COMMUNICATIONS—8.2%
Advertising—0.5%
Getty Images, Inc.*(a)	36,800	1,575,776
Omnicom Group, Inc.	7,300	763,142

		2,338,918

Internet—2.2%
eBay, Inc.*	85,100	2,558,957
Google, Inc.*	13,100	6,032,288
Yahoo!, Inc.*	53,000	1,353,620

		9,944,865

Media—1.9%
Cablevision Systems Corp.	25,705	732,078
CBS Corp. Class B	33,050	1,030,499
Clear Channel Communications, Inc.	44,500	1,581,530
Comcast Corp.*	20,900	884,697
Time Warner, Inc.	34,700	755,766
Viacom, Inc. Class B	10,950	449,279
Walt Disney Co.	89,700	3,074,019

		8,507,868

Telecommunication—3.6%
American Tower Corp.*	15,800	589,024
AT&T, Inc.	39,800	1,422,850
Cisco Systems, Inc.*	255,900	6,993,747

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
Corning, Inc.*	64,200	$1,201,182
Motorola, Inc.	38,400	789,504
Qualcomm, Inc.	25,200	952,308
Qwest Communications International, Inc.*(a)	82,300	688,851
Sprint Nextel Corp.	109,300	2,064,677
Verizon Communications, Inc.	35,700	1,329,468

		16,031,611

		36,823,262

CONSUMER, CYCLICAL—5.4%
Apparel—0.3%
Hanesbrands, Inc.*	61,087	1,442,875

Auto Manufacturers—0.5%
Ford Motor Co.	152,000	1,141,520
General Motors Corp.(a)	32,100	986,112

		2,127,632

Auto Parts & Equipment—0.2%
Johnson Controls, Inc.	11,100	953,712

Home Builders—0.1%
Lennar Corp.	7,300	382,958

Lodging—0.7%
Las Vegas Sands Corp.*	24,500	2,192,260
Starwood Hotels & Resorts Worldwide, Inc.	13,500	843,750

		3,036,010

Retail—3.6%
Best Buy Co., Inc.	25,900	1,274,021
Dollar Tree Stores, Inc.*	40,800	1,228,080
Home Depot, Inc.(a)	38,400	1,542,144
Lowe’s Cos., Inc.	183,000	5,700,450
McDonald’s Corp.	16,700	740,311
Target Corp.	94,700	5,402,635
Urban Outfitters, Inc.*	20,500	472,115

		16,359,756

		24,302,943

CONSUMER, NON-CYCLICAL—13.1%
Agriculture—1.2%
Altria Group, Inc.	60,000	5,149,200

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2006

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Beverages—1.2%
Anheuser-Busch Cos., Inc.	15,300	$752,760
Coca-Cola Co.	26,900	1,297,925
PepsiCo, Inc.	56,000	3,502,800

		5,553,485

Biotechnology—0.3%
Amgen, Inc.*	9,300	635,283
Millennium Pharmaceuticals, Inc.*	81,800	891,620

		1,526,903

Commercial Services—0.2%
McKesson Corp.	14,600	740,220

Cosmetics/Personal Care—0.4%
Avon Products, Inc.	52,100	1,721,384

Food—2.0%
Campbell Soup Co.(a)	27,300	1,061,697
Kraft Foods, Inc.(a)	46,700	1,667,190
Sara Lee Corp.	170,500	2,903,615
Sysco Corp.	46,300	1,701,988
Unilever NV (ADR)	53,600	1,460,600

		8,795,090

Healthcare-Products—1.0%
Baxter International, Inc.	62,200	2,885,458
Medtronic, Inc.	33,100	1,771,181

		4,656,639

Healthcare-Services—1.4%
DaVita, Inc.*	23,700	1,348,056
Lincare Holdings, Inc.*	27,000	1,075,680
UnitedHealth Group, Inc.	32,600	1,751,598
WellPoint, Inc.*	28,000	2,203,320

		6,378,654

Pharmaceuticals—5.4%
Allergan, Inc.	31,700	3,795,758
AstraZeneca PLC (ADR)	112,753	6,037,923
Eli Lilly & Co.	11,100	578,310
Endo Pharmaceuticals Holdings, Inc.*	19,000	524,020
Forest Laboratories, Inc.*	158,400	8,015,040
ImClone Systems, Inc.*(a)	50,100	1,340,676
Medco Health Solutions, Inc.*	10,000	534,400
Pfizer, Inc.	24,300	629,370

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2006

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Sepracor, Inc.*(a)	18,400	$1,133,072
Teva Pharmaceutical Industries Ltd. (ADR)	45,800	1,423,464

		24,012,033

		58,533,608

ENERGY—5.5%
Coal—0.2%
Arch Coal, Inc.(a)	35,200	1,057,056

Oil & Gas—2.2%
Anadarko Petroleum Corp.	14,600	635,392
Chevron Corp.	18,170	1,336,040
EOG Resources, Inc.	9,300	580,785
Exxon Mobil Corp.	25,766	1,974,449
Royal Dutch Shell PLC Class A (ADR)	74,800	5,295,092

		9,821,758

Oil & Gas Services—2.7%
Baker Hughes, Inc.	36,740	2,743,008
BJ Services Co.	49,700	1,457,204
Halliburton Co.	29,800	925,290
Schlumberger Ltd.	73,792	4,660,703
Weatherford International Ltd.*	48,600	2,030,994

		11,817,199

Pipelines—0.4%
Kinder Morgan Management LLC(a)	2,570	117,398
Kinder Morgan, Inc.	8,044	850,653
Williams Cos., Inc.	26,600	694,792

		1,662,843

		24,358,856

FINANCIAL—11.2%
Banks—2.8%
Capital One Financial Corp.	12,900	990,978
Compass Bancshares, Inc.	8,000	477,200
Fifth Third Bancorp(a)	38,000	1,555,340
Wachovia Corp.	101,400	5,774,730
Wells Fargo & Co.	104,152	3,703,645

		12,501,893

Diversified Financial Services—4.1%
AmeriCredit Corp.*(a)	25,400	639,318
Fannie Mae	41,600	2,470,624

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2006

	Shares	Value
FINANCIAL (Continued)
Diversified Financial Services (Continued)
Freddie Mac	29,100	$1,975,890
JPMorgan Chase & Co.	110,252	5,325,172
Merrill Lynch & Co., Inc.	6,500	605,150
SLM Corp.	145,580	7,099,936

		18,116,090

Insurance—2.2%
Aflac, Inc.	15,800	726,800
American International Group, Inc.	43,800	3,138,708
Berkshire Hathaway, Inc.*	19	2,089,810
Marsh & McLennan Cos., Inc.	79,000	2,422,140
XL Capital Ltd.	20,200	1,454,804

		9,832,262

REITS—0.2%
Douglas Emmett, Inc.	17,000	452,030
General Growth Properties, Inc.	7,200	376,056
Host Hotels & Resorts, Inc.	8,264	202,881

		1,030,967

Savings & Loans—1.9%
Hudson City Bancorp, Inc.	132,400	1,837,712
Washington Mutual, Inc.	147,736	6,720,511

		8,558,223

		50,039,435

INDUSTRIAL—7.8%
Aerospace & Defense—0.8%
United Technologies Corp.	55,800	3,488,616

Building Materials—0.5%
American Standard Cos., Inc.	44,800	2,054,080

Electrical Components & Equipment—0.2%
Emerson Electric Co.	22,000	969,980

Electronics—0.8%
Flextronics International Ltd.*	207,400	2,380,952
Jabil Circuit, Inc.	51,000	1,252,050

		3,633,002

Engineering & Construction—0.9%
Fluor Corp.	50,800	4,147,820

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2006

	Shares	Value
INDUSTRIAL (Continued)
Miscellaneous Manufacturing—3.5%
Cooper Industries Ltd.	13,200	$1,193,676
Danaher Corp.	34,400	2,491,936
General Electric Co.	208,900	7,773,169
Illinois Tool Works, Inc.	54,300	2,508,117
Leggett & Platt, Inc.	40,300	963,170
Siemens AG (ADR)(a)	7,900	778,545

		15,708,613

Transportation—1.1%
FedEx Corp.	5,200	564,824
United Parcel Service, Inc. Class B	57,200	4,288,856

		4,853,680

		34,855,791

TECHNOLOGY—10.5%
Computers—2.8%
Affiliated Computer Services, Inc.*	32,300	1,577,532
Dell, Inc.*	73,100	1,834,079
Hewlett-Packard Co.	23,400	963,846
Qimonda AG (ADR)*	30,500	534,055
SanDisk Corp.*	78,800	3,390,764
Seagate Technology(a)	81,500	2,159,750
Sun Microsystems, Inc.*	389,600	2,111,632

		12,571,658

Semiconductors—4.8%
Altera Corp.*	146,700	2,887,056
Applied Materials, Inc.(a)	209,500	3,865,275
Fairchild Semiconductor International, Inc.*	46,700	785,027
Intel Corp.	171,900	3,480,975
International Rectifier Corp.*	48,400	1,864,852
KLA-Tencor Corp.	84,300	4,193,925
Linear Technology Corp.	30,900	936,888
Silicon Laboratories, Inc.*	17,000	589,050
Teradyne, Inc.*(a)	36,300	543,048
Xilinx, Inc.	100,300	2,388,143

		21,534,239

Software—2.9%
Automatic Data Processing, Inc.	13,100	645,175
Microsoft Corp.	314,800	9,399,928
Paychex, Inc.	16,300	644,502

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2006

	Shares	Value
TECHNOLOGY (Continued)
Software (Continued)
SAP AG (ADR)	43,800	$2,325,780

		13,015,385

		47,121,282

UTILITIES—0.7%
Electric—0.5%
AES Corp.*	66,200	1,459,048
MDU Resources Group, Inc.	32,100	823,044

		2,282,092

Gas—0.2%
NiSource, Inc.	33,000	795,300

		3,077,392

TOTAL COMMON STOCK (cost $228,839,932)		287,803,942

	Units
INVESTMENT FUNDS—35.1%
American Bar Association Members/State Street Collective Trust Intermediate Bond Fund (cost $143,716,557)	7,897,072	156,931,363

SHORT-TERM INVESTMENTS—4.5%
Affiliated Funds—4.5%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	3,099,524	3,099,524
State Street Quality D Short Term Investment Fund(b)(c)	16,933,801	16,933,801

TOTAL SHORT-TERM INVESTMENTS (cost $20,033,325)		20,033,325

TOTAL INVESTMENTS—103.9% (cost $392,589,814)		464,768,630
Liabilities in excess of other assets—(3.9)%		(17,363,506)

NET ASSETS—100.0%		$447,405,124

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

December 31, 2006
ASSETS

Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $330,069,565 and units of 36,519,731)	$437,944,615
Receivable for fund units sold	499,607

Total assets	438,444,222

LIABILITIES

Payable for fund units redeemed	1,132,945
State Street Bank and Trust Company—program fee payable	129,028
Payable for legal and audit services	55,700
Trustee, management and administration fees payable	34,160
ABA Retirement Funds—program fee payable	15,121
Other accruals	65,941

Total liabilities	1,432,895

Net Assets (equivalent to $36.72 per unit based on 11,900,880 units outstanding)	$437,011,327

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Operations

For the year ended December 31, 2006
Investment income
Securities lending income distributed by underlying affiliated fund	$62,047

Total investment income	62,047

Expenses
State Street Bank and Trust Company—program fee	1,447,962
ABA Retirement Funds—program fee	181,293
Trustee, management and administration fees	392,669
Reports to unitholders	70,379
Legal and audit fees	125,000
Compliance consultant fees	138,334
Registration fees	14,995
Other fees	62,568

Total expenses	2,433,200

Net investment loss	(2,371,153)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	4,584,394
Change in net unrealized appreciation (depreciation)	58,054,176

Net realized and unrealized gain	62,638,570

Net increase from payments made by affiliates (see Note 3)	62

Net increase in net assets resulting from operations	$60,267,479

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2005	2006
From operations
Net investment loss	$(2,039,089)	$(2,371,153)
Net realized gain (loss)	(1,246,397)	4,584,394
Change in net unrealized appreciation (depreciation)	26,467,267	58,054,176
Net increase from payments made by affiliates	—	62

Net increase in net assets resulting from operations	23,181,781	60,267,479

From unitholder transactions
Proceeds from units issued	84,802,246	80,100,378
Cost of units redeemed	(87,453,916)	(106,058,962)

Net decrease in net assets resulting from unitholder transactions	(2,651,670)	(25,958,584)

Net increase in net assets	20,530,111	34,308,895

Net Assets
Beginning of year	382,172,321	402,702,432

End of year	$402,702,432	$437,011,327

Number of units
Outstanding—beginning of year	12,655,903	12,621,390
Issued	2,805,567	2,380,293
Redeemed	(2,840,080)	(3,100,803)

Outstanding—end of year	12,621,390	11,900,880

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2002	2003	2004	2005	2006
Investment income*†	$0.00	$0.00	$0.00	$0.00	$0.00
Net expenses(†)††	(0.12)	(0.12)	(0.14)	(0.16)	(0.19)

Net investment loss	(0.12)	(0.12)	(0.14)	(0.16)	(0.19)
Net realized and unrealized gain (loss)	(5.70)	6.42	3.23	1.87	5.00 (a)

Net increase (decrease) in unit value	(5.82)	6.30	3.09	1.71	4.81
Net asset value at beginning of year	26.63	20.81	27.11	30.20	31.91

Net asset value at end of year	$20.81	$27.11	$30.20	$31.91	$36.72

Ratio of net expenses to average net assets††	0.51%	0.51%	0.50%	0.52%	0.57%
Ratio of net investment loss to average net assets	(0.50)%	(0.50)%	(0.49)%	(0.51)%	(0.56)%
Portfolio turnover**	9%	7%	7%	7%	6%
Total return	(21.85)%	30.27%	11.40%	5.66%	15.07%
Net assets at end of year (in thousands)	$219,622	$318,880	$382,172	$402,702	$437,011

*	Amounts less than $0.005 per unit are rounded to zero.
**	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than turnover of the underlying portfolio of such collective investment fund.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
(a)	Net of payments made by affiliates. Impact of the increase is less than $0.005 per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

	December 31, 2006
ASSETS
Investments, at value (cost $498,796,977)	$496,952,029	(a)
Investments in affiliated issuers, at value (cost $69,045,035)	69,045,035
Foreign currency, at value (cost $1,214,997)	1,197,747
Receivable for investments sold on delayed delivery basis	175,876,425
Receivable for investments sold	27,835,252
Interest and dividends receivable	3,611,973
Receivable for fund units sold	2,903,501
Swap contracts, at value	113,973
Gross unrealized appreciation of forward currency exchange contracts	43,535

Total assets	777,579,470

LIABILITIES
Payable for investments purchased on a delayed delivery basis	176,273,203
Payable for investments purchased	93,597,113
Payable for collateral received on securities loaned	28,291,250	(b)
Due to custodian	18,879,184
Swap contracts, at value	1,431,729
Payable for fund units redeemed	891,610
State Street Bank and Trust Company—program fee payable	135,021
Investment advisory fee payable	105,658
Payable for futures variation margin	60,319
Trustee, management and administration fees payable	35,786
ABA Retirement Funds—program fee payable	16,420
Gross unrealized depreciation of forward currency exchange contracts	14,582
Other accruals	128,836

Total liabilities	319,860,711

Net Assets (equivalent to $19.88 per unit based on 23,028,142 units outstanding)	$457,718,759

(a) Includes securities on loan with a value of $32,751,099.

(b) Excludes non-cash collateral received for securities loaned (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

For the year ended December 31, 2006
Investment income
Dividends—unaffiliated issuers	$166,638
Dividends—affiliated issuers	682,594
Interest—unaffiliated issuers	21,826,111
Securities lending income	59,612

Total investment income	22,734,955

Expenses
Investment advisory fee	1,235,383
State Street Bank and Trust Company—program fee	1,553,143
ABA Retirement Funds—program fee	194,586
Trustee, management and administration fees	421,415
Reports to unitholders	75,527
Legal and audit fees	134,014
Compliance consultant fees	148,455
Registration fees	16,092
Other fees	67,104

Total expenses	3,845,719

Net investment income	18,889,236

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investment securities	380,748
Foreign currency transactions and forward currency exchange contracts	23,442
Swap contracts	(255,034)
Written options	93,745
Futures contracts	(2,119,085)

Net realized loss	(1,876,184)

Change in net unrealized appreciation (depreciation) on:
Investment securities	297,565
Foreign currency transactions and forward currency exchange contracts	116,909
Written options	(21,603)
Futures contracts	(202,655)
Swaps contracts	(377,099)

Change in net unrealized appreciation (depreciation)	(186,883)

Net realized and unrealized loss	(2,063,067)

Net increase in net assets resulting from operations	$16,826,169

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2005	2006
From operations
Net investment income	$16,090,669	$18,889,236
Net realized loss	(1,712,279)	(1,876,184)
Change in net unrealized appreciation (depreciation)	(5,270,448)	(186,883)

Net increase in net assets resulting from operations	9,107,942	16,826,169

From unitholder transactions
Proceeds from units issued	89,253,662	81,500,652
Cost of units redeemed	(86,026,416)	(94,652,637)

Net increase (decrease) in net assets resulting from unitholder transactions	3,227,246	(13,151,985)

Net increase in net assets	12,335,188	3,674,184

Net Assets
Beginning of year	441,709,387	454,044,575

End of year	$454,044,575	$457,718,759

Number of units
Outstanding—beginning of year	23,511,425	23,695,486
Issued	4,702,646	4,208,673
Redeemed	(4,518,585)	(4,876,017)

Outstanding—end of year	23,695,486	23,028,142

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2002	2003	2004	2005	2006
Investment income†	$0.68	$0.67	$0.46	$0.81	$0.96
Net expenses(†)††	(0.11)	(0.14)	(0.14)	(0.15)	(0.16)

Net investment income	0.57	0.53	0.32	0.66	0.80
Net realized and unrealized gain (loss)	1.16	0.23	0.40	(0.29)	(0.08)

Net increase in unit value	1.73	0.76	0.72	0.37	0.72
Net asset value at beginning of year	15.58	17.31	18.07	18.79	19.16

Net asset value at end of year	$17.31	$18.07	$18.79	$19.16	$19.88

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.68%	0.80%	0.78%	0.79%	0.84%
Ratio of net investment income to average net assets	3.47%	2.97%	1.71%	3.48%	4.14%
Portfolio turnover*	564%	441%	453%	458%	389%
Total return	11.10%	4.39%	3.98%	1.97%	3.76%
Net assets at end of year (in thousands)	$215,928	$236,011	$441,709	$454,045	$457,719

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund. For periods commencing on or after July 1, 2002, net expenses does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets and for periods prior to July 1, 2002, net expenses does not include expenses charged to the registered investment company in which the Fund then invested a portion of its assets.
*	Prior to July 1, 2002, portfolio turnover reflected purchases and sales by the Fund of shares of the registered investment company in which the Fund was then invested rather than portfolio turnover of the underlying portfolio of such registered investment company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2006

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES—2.1%
ASSET-BACKED SECURITIES—2.1%
Auto Loan Receivable—1.0%
USAA Auto Owner Trust 5.31% 3/16/2009	$4,500,000	$4,500,067

Collateralized Mortgage Obligations (CMO)—1.0%
Bear Stearns Adjustable Rate Mortgage Trust 5.63% 2/25/2033(a)	258,602	257,626
Bear Stearns Alt-A Trust 5.39% 5/25/2035	1,409,745	1,407,398
CS First Boston Mortgage Securities Corp. 5.63% 5/25/2032(a)	35,149	35,025
Residential Asset Securitization Trust 5.50% 1/25/2034	1,206,344	1,200,937
Residential Funding Mortgage Securities I 6.50% 3/25/2032	246,447	247,839
Salomon Brothers Mortgage Securities VII, Inc. 5.85% 5/25/2032(a)(b)	164,067	164,067
Washington Mutual Mortgage Pass Through Certificates 5.64% 7/25/2045(a)	1,256,991	1,261,226
Washington Mutual Mortgage Securities Corp 5.39% 2/25/2033(a)	62,975	62,679

		4,636,797

Other Asset Backed—0.1%
CVS Corp. 6.20% 10/10/2025(b)	64,535	66,561
Ras Laffan Liquefied Natural Gas Co. Ltd. 8.29% 3/15/2014(b)	255,000	283,867

		350,428

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $9,521,682)		9,487,292

U.S. GOVERNMENT & AGENCY OBLIGATIONS—87.6%
AGENCY MORTGAGE BACKED SECURITIES—53.6%
Federal Home Loan Mortgage Corp. (FHLMC)—2.4%
FHLMC
5.00% 10/1/2035—12/1/2035	3,432,818	3,313,415
6.16% 7/25/2044	6,263,317	6,293,125
7.50% 7/1/2021—9/1/2032	883,557	917,686
8.00% 11/1/2029—7/1/2031	268,604	282,210
8.50% 3/1/2030—10/1/2030	69,047	73,979
9.50% 4/15/2020	9,953	10,325
10.00% 9/1/2017—11/1/2020	57,074	60,617
10.50% 4/1/2016—2/1/2021	26,783	29,320
11.00% 9/1/2020	5,298	5,876

		10,986,553

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2006

	Principal Amount	Value
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA)—50.0%
FNMA
4.00% 7/1/2018—4/1/2020	$22,586,447	$21,307,113
4.50% 2/1/2035—10/1/2035	6,277,938	5,884,786
5.00% 2/1/2019—1/1/2037	7,437,655	7,225,271
5.50% 10/1/2033—2/1/2037	87,272,309	86,493,958
6.00% 4/1/2016—1/1/2037	49,717,283	50,051,560
6.50% 4/1/2029—1/1/2037	51,492,624	52,474,777
6.67% 4/1/2032(a)	179,697	181,393
7.00% 5/1/2024—6/1/2032	1,460,379	1,502,987
7.50% 9/1/2029—2/1/2032	416,758	433,893
8.00% 5/1/2029—4/1/2032	1,149,767	1,213,911
8.50% 9/25/2020—1/1/2031	1,337,320	1,437,410
9.50% 4/1/2030	179,126	195,638
10.00% 5/1/2022—11/1/2024	144,777	158,537
10.50% 10/1/2018	22,213	24,482
11.00% 9/1/2019	35,896	39,611
11.50% 11/1/2019	7,268	7,884

		228,633,211

Government National Mortgage Association (GNMA)—1.2%
GNMA
5.13% 10/20/2025—12/20/2027(a)	75,317	76,425
5.38% 2/20/2025—5/20/2025(a)	189,014	191,121
5.75% 7/20/2025—9/20/2027(a)	121,208	122,864
6.00% 3/15/2036—1/1/2037	3,979,888	4,034,802
9.00% 12/15/2017	59,333	63,367
9.50% 9/15/2017—12/15/2021	203,046	220,357
10.00% 3/15/2018—2/15/2025	480,282	530,791
10.50% 9/15/2015—3/15/2020	59,725	66,200
11.00% 12/15/2009—2/15/2025	112,748	124,740

		5,430,667

U.S. GOVERNMENT OBLIGATIONS—34.0%
U.S. Treasury Bonds—1.4%
United States Treasury Bonds
4.50% 2/15/2036	1,400,000	1,331,313
5.38% 2/15/2031	2,200,000	2,356,578
8.13% 8/15/2021(d)	2,200,000	2,936,140

		6,624,031

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2006

	Principal Amount		Value
U.S. GOVERNMENT OBLIGATIONS (Continued)
U.S. Treasury Inflation Indexed Bonds—10.0%
United States Treasury Inflation Indexed Bonds
0.88% 4/15/2010(c)		$14,923,580	$14,148,255
2.38% 4/15/2011(a)(c)		1,729,597	1,722,706
3.38% 1/15/2007(c)		19,246,460	19,213,376
3.63% 1/15/2008(c)		10,624,915	10,738,219

			45,822,556

U.S. Treasury Notes—22.6%
United States Treasury Notes
3.25% 1/15/2009		1,300,000	1,261,406
3.75% 3/31/2007(d)		9,300,000	9,269,487
3.88% 9/15/2010(d)		6,800,000	6,610,076
4.00% 4/15/2010(d)		2,000,000	1,957,032
4.25% 10/31/2007—8/15/2014(d)		25,100,000	24,740,754
4.50% 11/15/2015(d)		2,200,000	2,166,140
4.63% 11/30/2008—11/15/2016		31,000,000	30,849,300
4.75% 3/31/2011(d)		1,200,000	1,202,016
4.88% 4/30/2011—8/15/2016(d)		25,000,000	25,234,455

			103,290,666

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $403,517,059)			400,787,684

FOREIGN GOVERNMENT OBLIGATIONS—4.3%
France—1.4%
France (Government of) 2.25% 3/12/2007	EUR	5,000,000	6,580,387

Italy—0.1%
Republic of Italy 3.80% 3/27/2008	JPY	29,000,000	252,620

Japan—1.5%
Japanese Government Bond 0.35% 3/19/2008	JPY	800,000,000	6,697,779

Mexico—0.2%
United Mexican States
8.00% 9/24/2022(d)		$625,000	763,750
8.30% 8/15/2031		250,000	319,625

			1,083,375

United Kingdom—1.1%
United Kingdom (Government of) 4.25% 3/7/2011	GBP	2,600,000	4,939,779

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $19,219,764)			19,553,940

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2006

	Principal Amount	Value
MUNICIPALS—0.9%
California—0.7%
Golden St. Tobacco Securitization Corp. Revenue Bonds (CA Tobacco Settlement Series 2003 A-1)
6.25% 6/1/2033	$2,450,000	$2,738,120
6.75% 6/1/2039	600,000	687,306

		3,425,426

New Jersey—0.2%
Tobacco Settlement Financing Corp. 6.38% 6/1/2032	750,000	841,193

TOTAL MUNICIPALS (cost $3,525,568)		4,266,619

CORPORATE BONDS—11.4%
COMMUNICATIONS—2.1%
Telecommunication—2.1%
AT&T, Inc.
5.46% 5/15/2008(a)	4,300,000	4,302,283
5.58% 11/14/2008(a)	3,000,000	3,008,739
BellSouth Corp. 5.47% 8/15/2008(a)	2,200,000	2,201,281

		9,512,303

CONSUMER, CYCLICAL—1.4%
Auto Manufacturers—0.4%
DaimlerChrysler NA Holdings 5.60% 3/7/2007(a)	1,500,000	1,500,236

Lodging—1.0%
Harrah’s Operating Co., Inc. 5.98% 2/8/2008(a)(b)	2,300,000	2,304,036
Mandalay Resort Group 10.25% 8/1/2007	2,300,000	2,354,625

		4,658,661

ENERGY—2.1%
Coal—0.1%
Peabody Energy Corp. 7.88% 11/1/2026	300,000	322,500

Oil & Gas—1.9%
ConocoPhillips Australia Funding Co. 5.47% 4/9/2009(a)	6,800,000	6,805,413
Transocean, Inc. 5.57% 9/5/2008(a)	2,200,000	2,201,326

		9,006,739

Pipelines—0.1%
El Paso Corp. 7.00% 5/15/2011	450,000	466,875

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2006

	Principal Amount		Value
FINANCIAL—5.7%
Banks—3.1%
HSBC Bank USA NA 5.44% 9/21/2007(a)		$900,000	$900,795
Rabobank Nederland 0.20% 6/20/2008	JPY	650,000,000	5,414,029
Royal Bank of Scotland Group PLC 5.37% 12/21/2007(a)(b)		$7,000,000	7,005,334
VTB Capital SA 5.97% 8/1/2008(a)(b)(d)		900,000	900,450

			14,220,608

Diversified Financial Services—2.2%
American Honda Finance Corp. 5.41% 3/9/2009(a)		4,600,000	4,605,014
Goldman Sachs Group, Inc. 5.46% 12/22/2008(a)		4,600,000	4,605,281
Overseas Private Investment Corp. 5.57% 12/14/2007		1,000,000	1,020,172

			10,230,467

Insurance—0.4%
ASIF III Jersey Ltd. 0.95% 7/15/2009	JPY	214,000,000	1,791,404

UTILITIES—0.1%
Electric—0.1%
Entergy Gulf States, Inc. 3.60% 6/1/2008		$95,000	92,491
PSEG Power LLC 6.95% 6/1/2012		400,000	422,876

			515,367

TOTAL CORPORATE BONDS (cost $51,896,364)			52,225,160

BANK LOANS—0.9%
BASIC MATERIALS—0.9%
Georgia Pacific Corp. 7.36% 12/20/2012		3,960,000	3,983,099

Total BANK LOANS (cost $3,960,000)			3,983,099

	Shares
PREFERRED STOCK—0.0%
FINANCIAL—0.0%
Diversified Financial Services—0.0%
Home Ownership Funding Corp.(b)		1,250	184,409

TOTAL PREFERRED STOCK (cost $544,336)			184,409

	Contracts
OPTIONS PURCHASED—CALLS—0.1%
Eurodollar Futures, Expiring September 2007 @ 95.25		949	593,125

Total OPTIONS PURCHASED—CALLS (cost $770,566)			593,125

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2006

	Principal Amount	Value
SHORT-TERM INVESTMENTS—16.4%
COMMERCIAL PAPER—0.2%
Bank of America Corp. 5.25% 3/20/2007	$1,100,000	$1,087,487

U.S. GOVERNMENT & AGENCY OBLIGATIONS—1.1%
U.S. Treasury Bills—1.1%
United States Treasury Bills
4.80% 3/15/2007	2,620,000	2,594,525
4.81% 3/15/2007	2,080,000	2,059,734
4.91% 3/1/2007	130,000	128,955

		4,783,214

	Units
INVESTMENT FUNDS—15.1%
Affiliated Funds—15.1%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(e)	40,753,785	$40,753,785
State Street Quality D Short Term Investment Fund(e)(f)	28,291,250	28,291,250

		69,045,035

TOTAL SHORT-TERM INVESTMENTS (cost $74,915,736)		74,915,736

TOTAL INVESTMENTS—123.7% (cost $567,871,075)		565,997,064
Liabilities in excess of other assets—(23.7)%		(108,278,305)

NET ASSETS—100.0%		$457,718,759

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities are deemed liquid as they may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $11,254,632 and $10,908,724, respectively.
(c)	Represents a Treasury Inflation-Protected Security (TIPS). The interest and redemption payments for TIPS are tied to inflation as measured by the Consumer Price Index (CPI).
(d)	All or a portion of security is on loan.
(e)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(f)	Represents security purchased with cash collateral received for securities on loan.

EUR    Euro Denominated Bond

GBP    Pound Sterling Denominated Bond

JPY      Japanese Denominated Bond

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

	December 31, 2006
ASSETS

Investments, at value (cost $188,703,968)	$273,549,412	(a)
Investments in affiliated issuers, at value (cost $31,180,954)	31,180,954
Foreign currency, at value (cost $267,057)	265,760
Cash	1,486
Receivable for fund units sold	393,551
Dividends receivable	332,619
Tax reclaims receivable	158,262

Total assets	305,882,044

LIABILITIES

Payable for collateral received on securities loaned	29,098,096
Payable for fund units redeemed	2,873,787
Investment advisory fee payable	195,535
State Street Bank and Trust Company—program fee payable	80,036
Trustee, management and administration fees payable	21,129
ABA Retirement Funds—program fee payable	9,682
Tax withholding payable	6,263
Other accruals	72,636

Total liabilities	32,357,164

Net Assets (equivalent to $31.16 per unit based on 8,778,232 units outstanding)	$273,524,880

(a)	Includes securities on loan with a value of $27,752,908.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Operations

For the year ended December 31, 2006
Investment income
Dividends (net of foreign tax expense of $364,447)	$6,468,571
Dividends—affiliated issuers	292,859
Securities lending income	128,545

Total investment income	6,889,975

Expenses
Investment advisory fee	1,373,604
State Street Bank and Trust Company—program fee	831,695
ABA Retirement Funds—program fee	103,971
Trustee, management and administration fees	225,251
Reports to unitholders	40,417
Legal and audit fees	71,996
Compliance consultant fees	79,441
Registration fees	8,611
Other fees	36,027

Total expenses	2,771,013

Net investment income	4,118,962

Realized and unrealized gain
Net realized gain on:
Investment securities	17,455,953
Foreign currency transactions	42,540

Net realized gain	17,498,493

Change in net unrealized appreciation (depreciation) on:
Investment securities	32,870,888
Foreign currency transactions	21,339

Change in net unrealized appreciation (depreciation)	32,892,227

Net realized and unrealized gain	50,390,720

Net increase in net assets resulting from operations	$54,509,682

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2005	2006
From operations
Net investment income	$2,750,784	$4,118,962
Net realized gain	15,009,468	17,498,493
Change in net unrealized appreciation (depreciation)	7,619,799	32,892,227

Net increase in net assets resulting from operations	25,380,051	54,509,682

From unitholder transactions
Proceeds from units issued	71,917,913	82,205,019
Cost of units redeemed	(53,905,305)	(65,296,027)

Net increase in net assets resulting from unitholder transactions	18,012,608	16,908,992

Net increase in net assets	43,392,659	71,418,674
Net Assets
Beginning of year	158,713,547	202,106,206

End of year	$202,106,206	$273,524,880

Number of units
Outstanding—beginning of year	7,257,708	8,133,807
Issued	3,227,181	2,958,191
Redeemed	(2,351,082)	(2,313,766)

Outstanding—end of year	8,133,807	8,778,232

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2002	2003	2004	2005	2006
Investment income†	$0.21	$0.37	$0.51	$0.59	$0.79
Net expenses(†)††	(0.10)	(0.15)	(0.21)	(0.25)	(0.32)

Net investment income	0.11	0.22	0.30	0.34	0.47
Net realized and unrealized gain (loss)	(3.45)	4.30	3.35	2.64	5.84

Net increase (decrease) in unit value	(3.34)	4.52	3.65	2.98	6.31
Net asset value at beginning of year	17.04	13.70	18.22	21.87	24.85

Net asset value at end of year	$13.70	$18.22	$21.87	$24.85	$31.16

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.66%	1.01%	1.10%	1.11%	1.14%
Ratio of net investment income to average net assets	0.72%	1.51%	1.59%	1.50%	1.69%
Portfolio turnover*	64%	144%	25%	35%	30%
Total return	(19.60)%	32.99%	20.03%	13.63%	25.39%
Net assets at end of year (in thousands)	$78,240	$115,366	$158,714	$202,106	$273,525

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund. For periods commencing April 1, 2003, net expenses does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets and for periods ended on or before March 31, 2003, net expenses does not include expenses relating to the registered investment company in which the Fund then invested a portion of its assets.
*	Through March 31, 2003, portfolio turnover reflects purchases and sales of shares of the registered investment company in which a portion of the Fund was then invested rather than the portfolio turnover of the underlying portfolio of the registered investment company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMON STOCK—100.0%
Australia—2.2%
AXA Asia Pacific Holdings Ltd.	134,500	$772,883
BHP Billiton Ltd.(a)	93,200	1,858,662
Commonwealth Bank of Australia	28,700	1,119,375
Telstra Corp. Ltd.(a)	313,000	1,021,430
Telstra Corp. Ltd. (Installment Receipt, expiring 3/31/08)(a)(b)(g)	382,155	810,319
Zinifex Ltd.	28,250	418,417

		6,001,086

Belgium—0.7%
Dexia	39,320	1,076,649
Fortis	21,400	912,417

		1,989,066

Bermuda—0.5%
Esprit Holdings Ltd.	117,000	1,309,511

Brazil—1.0%
Cia Vale do Rio Doce (ADR)	46,416	1,380,412
Petroleo Brasileiro SA (ADR)	14,100	1,452,159

		2,832,571

Canada—3.6%
Alcan, Inc.	12,400	604,146
Bank of Nova Scotia(c)	2,600	116,480
Bank of Nova Scotia(d)	22,120	988,890
Barrick Gold Corp.	24,319	748,100
Cameco Corp.	13,180	533,805
Canadian Imperial Bank of Commerce	12,340	1,040,863
Canadian National Railway Co.	24,400	1,048,317
Shoppers Drug Mart Corp.	25,500	1,096,014
Talisman Energy, Inc.	169,500	2,879,784
Teck Cominco Ltd.	12,130	914,902

		9,971,301

China—0.8%
Aluminum Corp. of China Ltd.	952,000	883,748
China Life Insurance Co. Ltd.	423,000	1,438,535

		2,322,283

Denmark—0.5%
H. Lundbeck A/S	50,000	1,378,331

Egypt—0.3%
Orascom Telecom Holding SAE (GDR)	13,900	917,400

Finland—1.2%
Nokia OYJ	162,700	3,323,541

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMON STOCK (Continued)
France—12.8%
Accor SA	11,100	$859,812
Air France-KLM	11,900	500,777
Assurances Generales de France(a)	14,700	2,290,919
AXA SA(a)	100,250	4,057,333
BNP Paribas (a)	30,265	3,300,852
Casino Guichard Perrachon SA	15,700	1,458,528
Cie de Saint-Gobain(a)	43,000	3,611,681
France Telecom SA(a)	66,000	1,824,612
Imerys SA(a)	13,608	1,210,310
Lafarge SA(a)	20,200	3,004,124
Sanofi-Aventis	43,000	3,969,161
Societe BIC SA(a)	8,700	605,598
Total SA(a)	91,660	6,610,169
Valeo SA	41,000	1,705,888

		35,009,764

Germany—8.0%
Allianz AG	13,300	2,716,145
BASF AG	24,940	2,430,466
Bayerische Motoren Werke AG	48,200	2,767,443
Continental AG	18,600	2,162,377
Deutsche Post AG	42,900	1,292,992
E.ON AG	17,700	2,401,793
Hannover Rueckversicherung AG*	45,400	2,101,638
Linde AG	279	28,813
Metro AG	19,000	1,211,248
SAP AG	14,400	765,030
Siemens AG	39,955	3,961,730

		21,839,675

Greece—0.6%
Public Power Corp.	63,000	1,596,189

Hong Kong—0.8%
China Mobile Ltd.	94,500	818,321
Hutchison Whampoa Ltd.	77,000	782,118
Techtronic Industries Co.	385,000	497,981

		2,098,420

India—0.4%
HDFC Bank Ltd. (ADR)(a)	12,700	958,596

Indonesia—0.2%
Telekomunikasi Indonesia Tbk PT (ADR)	13,393	610,721

Ireland—3.1%
Allied Irish Banks PLC	70,000	2,089,456
Bank of Ireland(e)	92,840	2,143,955

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMON STOCK (Continued)
Ireland (Continued)
Bank of Ireland(f)	27,600	$637,367
CRH PLC	67,400	2,808,760
Irish Life & Permanent PLC	30,600	843,937

		8,523,475

Israel—0.6%
Teva Pharmaceutical Industries Ltd. (ADR)(a)	48,500	1,507,380

Italy—4.0%
Banca Intesa SpA	146,000	1,127,071
ENI SpA	159,250	5,354,531
Mediaset SpA(a)	250,900	2,976,479
UniCredito Italiano SpA(a)	160,000	1,401,944

		10,860,025

Japan—16.4%
Astellas Pharma, Inc.	26,800	1,218,131
Bank of Yokohama Ltd.	76,000	595,102
Canon, Inc.	26,800	1,508,591
Credit Saison Co. Ltd.	13,400	461,584
Daikin Industries Ltd.	19,100	664,348
Daito Trust Construction Co. Ltd.	29,000	1,330,309
FamilyMart Co. Ltd.	43,000	1,170,510
Funai Electric Co. Ltd.(a)	6,300	509,716
Hirose Electric Co. Ltd.	5,660	642,441
Honda Motor Co. Ltd.	34,800	1,374,165
Hoya Corp.	27,300	1,064,247
Kuraray Co. Ltd.	95,000	1,120,605
Mitsubishi Corp.	127,600	2,401,378
Mitsubishi UFJ Financial Group, Inc.	152	1,877,253
Mitsui Fudosan Co. Ltd.	47,000	1,147,112
Mitsui Trust Holdings, Inc.	55,000	631,212
Nidec Corp.	16,600	1,283,092
Nikko Cordial Corp.	49,500	567,675
Nitto Denko Corp.	18,500	926,360
Nomura Holdings, Inc.	37,300	703,537
OKUMA Corp.	90,000	1,043,478
Onward Kashiyama Co. Ltd.	82,000	1,046,486
ORIX Corp.	6,900	1,997,101
Ricoh Co. Ltd.	92,000	1,878,261
Sega Sammy Holdings, Inc.	77,600	2,092,804
Seven & I Holdings Co. Ltd.	33,800	1,050,704
Sharp Corp.	71,000	1,222,852
Shin-Etsu Chemical Co. Ltd.	14,100	944,146
SMC Corp.	7,600	1,077,824
Sony Corp.	26,800	1,148,330
Sumitomo Chemical Co. Ltd.	285,000	2,210,082

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Sumitomo Corp.	96,000	$1,436,471
Sumitomo Mitsui Financial Group, Inc.(a)	158	1,619,492
Takeda Pharmaceutical Co. Ltd.	26,000	1,784,667
TIS, Inc.	21,300	503,755
Toyota Motor Corp.	38,000	2,541,315

		44,795,136

Korea, Republic of—1.8%
Hyundai Motor Co.	8,600	623,269
Kookmin Bank	11,300	910,075
Samsung Electronics Co. Ltd.	2,000	1,318,280
Samsung Electronics Co. Ltd. (GDR)(g)	3,960	1,302,840
Shinsegae Co. Ltd.	1,440	898,064

		5,052,528

Mexico—1.1%
America Movil SA de CV (ADR)	20,520	927,914
Fomento Economico Mexicano SA de CV (ADR)	10,400	1,203,904
Wal-Mart de Mexico SA de CV	208,600	917,991

		3,049,809

Netherlands—5.7%
Akzo Nobel NV	29,000	1,768,384
ING Groep NV	85,260	3,779,182
Koninklijke Philips Electronics NV	62,470	2,355,181
Reed Elsevier NV	176,758	3,013,590
TNT NV	50,900	2,188,323
Unilever NV	59,700	1,630,749
Wolters Kluwer NV	32,420	932,208

		15,667,617

Norway—1.0%
Norsk Hydro ASA	75,000	2,330,202
Yara International ASA	13,000	295,882

		2,626,084

Singapore—0.9%
Capitaland Ltd.	151,000	610,320
Singapore Telecommunications Ltd.	843,600	1,803,845

		2,414,165

South Africa—0.3%
Steinhoff International Holdings Ltd.	197,436	696,045

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMON STOCK (Continued)
Spain—1.8%
Altadis SA	17,900	$936,567
Banco Bilbao Vizcaya Argentaria SA(a)	73,000	1,757,075
Banco Santander Central Hispano SA	119,000	2,220,439

		4,914,081

Sweden—3.0%
Assa Abloy AB	95,000	2,070,292
Nordea Bank AB	116,000	1,806,742
Telefonaktiebolaget LM Ericsson	1,057,300	4,275,777

		8,152,811

Switzerland—5.4%
Adecco SA	16,700	1,139,897
Holcim Ltd.	17,285	1,583,023
Nestle SA	5,450	1,934,858
Novartis AG	32,150	1,851,791
Roche Holding AG	11,850	2,122,925
UBS AG	42,600	2,586,422
Zurich Financial Services AG	13,600	3,657,443

		14,876,359

Taiwan—0.5%
Asustek Computer, Inc. (GDR)	326,810	866,046
Taiwan Semiconductor Manufacturing Co. Ltd. (ADR)(a)	50,782	555,043

		1,421,089

United Kingdom—20.8%
AstraZeneca PLC	29,300	1,574,738
Aviva PLC	115,600	1,861,171
Barclays PLC	153,700	2,197,624
BG Group PLC	119,330	1,619,718
BP PLC	208,200	2,314,212
British Land Co. PLC	38,920	1,306,593
Burberry Group PLC	21,371	270,195
Cattles PLC	146,000	1,256,091
Centrica PLC	454,059	3,152,718
Emap PLC	71,000	1,122,942
GlaxoSmithKline PLC	185,358	4,879,409
HBOS PLC	80,000	1,773,753
HSBC Holdings PLC	309,893	5,677,812
Kingfisher PLC	240,459	1,123,275
Prudential PLC	202,000	2,767,552
Rexam PLC	170,400	1,753,876
Rio Tinto PLC	36,100	1,921,823
Royal Bank of Scotland Group PLC	61,900	2,416,321
Royal Dutch Shell PLC	71,600	2,524,597
Schroders PLC	6,400	139,895

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Schroders PLC (Non Voting Shares)	33,564	$687,641
Smith & Nephew PLC	89,855	938,050
Standard Chartered PLC	63,940	1,868,521
Tesco PLC	249,740	1,978,624
Travis Perkins PLC	36,300	1,410,603
Vodafone Group PLC	1,549,013	4,293,070
WM Morrison Supermarkets PLC	162,428	809,665
Wolseley PLC	74,600	1,801,601
WPP Group PLC	102,944	1,392,263

		56,834,353

TOTAL COMMON STOCK (cost $188,703,968)		273,549,412

	Units
SHORT-TERM INVESTMENTS—11.4%
Affiliated Funds—11.4%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(h)	2,082,858	2,082,858
State Street Quality D Short Term Investment Fund(h)(i)	29,098,096	29,098,096

TOTAL SHORT-TERM INVESTMENTS (cost $31,180,954)		31,180,954

TOTAL INVESTMENTS—111.4% (cost $219,884,922)		304,730,366
Liabilities in excess of other assets—(11.4)%		(31,205,486)

NET ASSETS—100.0%		273,524,880

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Indicates a debt or equity issuance in which the fund does not pay the full value of the issue up front. In the purchase of an installment receipt, an initial payment is made to the issuer at the time the issue closes and the remaining balance must be paid in installments, typically within a two-year period. The fund is still entitled to full voting rights and dividends.
(c)	Listed on the New York Stock Exchange.
(d)	Listed on the Toronto Stock Exchange.
(e)	Listed on the London Stock Exchange.
(f)	Listed on the Dublin Stock Exchange.
(g)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities are deemed liquid as they may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $1,310,393 and $2,113,159, respectively.
(h)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(i)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

GDR—Global Depository Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

	December 31, 2006
ASSETS
Investments, at value (cost $436,626,666)	$507,677,370	(a)
Investments in affiliated issuers, at value (cost $200,938,279)	279,137,636
Cash	986
Receivable for fund units sold	728,594
Dividends and tax reclaims receivable	549,432
Receivable for investments sold	188,309

Total assets	788,282,327

LIABILITIES
Payable for collateral received on securities loaned	30,732,915
Payable for fund units redeemed	1,871,181
Payable for investments purchased	656,958
Investment advisory fee payable	224,701
State Street Bank and Trust Company—program fee payable	222,812
Trustee, management and administration fees payable	59,135
ABA Retirement Funds—program fee payable	27,115
Other accruals	212,563

Total liabilities	34,007,380

Net Assets (equivalent to $53.52 per unit based on 14,094,429 units outstanding)	$754,274,947

(a)	Includes securities on loan with a value of $30,018,146.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

For the year ended December 31, 2006
Investment income
Dividends (net of foreign tax expense of $8,981)	$6,170,931
Dividends—affiliated issuers	454,015
Securities lending income	61,060

Total investment income	6,686,006

Expenses
Investment advisory fee	1,502,145
State Street Bank and Trust Company—program fee	2,621,833
ABA Retirement Funds—program fee	328,782
Trustee, management and administration fees	711,919
Reports to unitholders	127,375
Legal and audit fees	225,575
Compliance consultant fees	250,369
Registration fees	27,139
Other fees	112,926

Total expenses	5,908,063

Net investment income	777,943

Net realized and unrealized gain (loss) on investments
Net realized gain on:
Investments—unaffiliated issuers	64,182,432
Investments—affiliated issuers	13,630,782

Net realized gain	77,813,214

Change in net unrealized appreciation (depreciation) on:
Investment securities	(16,760,952)

Net realized and unrealized gain	61,052,262

Net increase from payments made by affiliates (see Note 3)	22

Net increase in net assets resulting from operations	$61,830,227

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2005	2006
From operations
Net investment income	$774,749	$777,943
Net realized gain	41,224,997	77,813,214
Change in net unrealized appreciation (depreciation) on investments	9,327,361	(16,760,952)
Net increase from payments made by affiliates	—	22

Net increase in net assets resulting from operations	51,327,107	61,830,227

From unitholder transactions
Proceeds from units issued	90,090,704	94,058,428
Cost of units redeemed	(182,981,972)	(191,239,403)

Net decrease in net assets resulting from unitholder transactions	(92,891,268)	(97,180,975)

Net decrease in net assets	(41,564,161)	(35,350,748)

Net Assets
Beginning of year	831,189,856	789,625,695

End of year	$789,625,695	$754,274,947

Number of units
Outstanding—beginning of year	17,999,653	16,007,462
Issued	1,957,895	1,866,459
Redeemed	(3,950,086)	(3,779,492)

Outstanding—end of year	16,007,462	14,094,429

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2002	2003	2004	2005	2006
Investment income†	$0.40	$0.32	$0.41	$0.37	$0.44
Net expenses(†)††	(0.27)	(0.26)	(0.30)	(0.33)	(0.39)

Net investment income	0.13	0.06	0.11	0.04	0.05
Net realized and unrealized gain (loss)	(12.41)	10.21	2.55	3.11	4.14 (a)

Net increase (decrease) in unit value	(12.28)	10.27	2.66	3.15	4.19
Net asset value at beginning of year	45.53	33.25	43.52	46.18	49.33

Net asset value at end of year	$33.25	$43.52	$46.18	$49.33	$53.52

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.71%	0.69%	0.68%	0.71%	0.77%
Ratio of net investment income to average net assets	0.35%	0.14%	0.27%	0.10%	0.10%
Portfolio turnover†††	55%	25%	43%	36%	53%
Total return	(26.97)%	30.89%	6.11%	6.82%	8.49%
Net assets at end of year (in thousands)	$673,079	$840,093	$831,190	$789,626	$754,275

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund after December 15, 2002, portfolio turnover reflects purchases and sales of the collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Net of payments made by affiliates. Impact of the increase is less than $0.005 per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMON STOCK—67.3%
BASIC MATERIALS—1.0%
Chemicals—0.5%
Air Products & Chemicals, Inc.	10,400	$730,912
Dow Chemical Co.	34,600	1,381,924
EI Du Pont de Nemours & Co.	6,500	316,615
Huntsman Corp.*	70,700	1,341,179
Rohm & Haas Co.	5,000	255,600

		4,026,230

Forest Products & Paper—0.1%
International Paper Co.	23,700	808,170

Mining—0.4%
Alcoa, Inc.	38,900	1,167,389
Barrick Gold Corp.	31,700	973,190
Newmont Mining Corp.	17,100	772,065

		2,912,644

		7,747,044

COMMUNICATIONS—10.3%
Advertising—1.1%
Getty Images, Inc.*(a)	25,900	1,109,038
Lamar Advertising Co.*	96,000	6,277,440
Omnicom Group, Inc.	7,000	731,780

		8,118,258

Internet—3.2%
Amazon.Com, Inc.*(a)	143,100	5,646,726
eBay, Inc.*	71,400	2,146,998
Google, Inc.*	26,300	12,110,624
Yahoo!, Inc.*	150,500	3,843,770

		23,748,118

Media—1.4%
Cablevision Systems Corp.	19,469	554,477
CBS Corp. Class B	28,300	882,394
Clear Channel Communications, Inc.	37,200	1,322,088
Comcast Corp.*	18,000	761,940
EchoStar Communications Corp.*	89,500	3,403,685
Time Warner, Inc.	31,100	677,358
Viacom, Inc. Class B	11,400	467,742
Walt Disney Co.	76,700	2,628,509

		10,698,193

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication—4.6%
American Tower Corp.*	278,600	$10,386,208
AT&T, Inc.	33,400	1,194,050
Cisco Systems, Inc.*	218,600	5,974,338
Corning, Inc.*	49,100	918,661
Juniper Networks, Inc.*	399,000	7,557,060
Motorola, Inc.	32,100	659,976
Qualcomm, Inc.	58,000	2,191,820
Qwest Communications International, Inc.*(a)	78,800	659,556
Sprint Nextel Corp.	80,250	1,515,923
Telefonaktiebolaget LM Ericsson (ADR)	70,800	2,848,284
Verizon Communications, Inc.	29,900	1,113,476

		35,019,352

		77,583,921

CONSUMER, CYCLICAL—8.1%
Airlines—0.6%
Southwest Airlines Co.	302,600	4,635,832

Apparel—0.2%
Hanesbrands, Inc.*	52,537	1,240,924

Auto Manufacturers—0.2%
Ford Motor Co.	128,000	961,280
General Motors Corp.(a)	27,600	847,872

		1,809,152

Auto Parts & Equipment—0.1%
Johnson Controls, Inc.	9,400	807,648

Entertainment—0.8%
International Game Technology	130,100	6,010,620

Home Builders—0.1%
Lennar Corp.	6,300	330,498

Home Furnishings—0.6%
Harman International Industries, Inc.	45,900	4,585,869

Lodging—1.2%
Las Vegas Sands Corp.*	20,900	1,870,132
Marriott International, Inc.	60,900	2,906,148
Starwood Hotels & Resorts Worldwide, Inc.	10,200	637,500
Wynn Resorts Ltd.(a)	40,800	3,829,080

		9,242,860

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Retail—4.3%
Best Buy Co., Inc.	21,700	$1,067,423
Dollar Tree Stores, Inc.*	34,500	1,038,450
Home Depot, Inc.(a)	32,900	1,321,264
Kohl’s Corp.*	84,800	5,802,864
Lowe’s Cos., Inc.	155,000	4,828,250
McDonald’s Corp.	14,400	638,352
Target Corp.	162,000	9,242,100
Urban Outfitters, Inc.*	17,200	396,116
Wal-Mart Stores, Inc.	86,000	3,971,480
Walgreen Co.	93,900	4,309,071

		32,615,370

		61,278,773

CONSUMER, NON-CYCLICAL—14.6%
Agriculture—0.9%
Altria Group, Inc.	50,200	4,308,164
Monsanto Co.	48,700	2,558,211

		6,866,375

Beverages—0.6%
Anheuser-Busch Cos., Inc.	13,100	644,520
Coca-Cola Co.	23,100	1,114,575
PepsiCo, Inc.	47,900	2,996,145

		4,755,240

Biotechnology—1.5%
Amgen, Inc.*	72,600	4,959,306
Celgene Corp.*	40,700	2,341,471
Genentech, Inc.*	42,800	3,472,364
Millennium Pharmaceuticals, Inc.*	59,600	649,640

		11,422,781

Commercial Services—1.1%
Accenture Ltd.	133,800	4,941,234
McKesson Corp.	12,300	623,610
Monster Worldwide, Inc.*	56,900	2,653,816

		8,218,660

Cosmetics/Personal Care—0.2%
Avon Products, Inc.	44,200	1,460,368

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Food—1.5%
Campbell Soup Co.(a)	21,900	$851,691
Kraft Foods, Inc.(a)	39,900	1,424,430
Sara Lee Corp.	145,700	2,481,271
Sysco Corp.	151,700	5,576,492
Unilever NV (ADR)	45,800	1,248,050

		11,581,934

Healthcare-Products—1.6%
Baxter International, Inc.	53,200	2,467,948
Medtronic, Inc.	122,300	6,544,273
St Jude Medical, Inc.*	72,600	2,654,256

		11,666,477

Healthcare-Services—2.1%
DaVita, Inc.*	20,400	1,160,352
Lincare Holdings, Inc.*	23,100	920,304
UnitedHealth Group, Inc.	145,100	7,796,223
WellPoint, Inc.*	75,200	5,917,488

		15,794,367

Pharmaceuticals—5.1%
Allergan, Inc.	27,600	3,304,824
AstraZeneca PLC (ADR)	91,915	4,922,048
CaremarkRx, Inc.	96,900	5,533,959
Cephalon, Inc.*(a)	19,600	1,380,036
Eli Lilly & Co.	8,800	458,480
Endo Pharmaceuticals Holdings, Inc.*	16,300	449,554
Forest Laboratories, Inc.*	130,500	6,603,300
Gilead Sciences, Inc.*	86,400	5,609,952
ImClone Systems, Inc.*(a)	43,600	1,166,736
Medco Health Solutions, Inc.*	36,900	1,971,936
Pfizer, Inc.	20,300	525,770
Sepracor, Inc.*(a)	83,000	5,111,140
Teva Pharmaceutical Industries Ltd. (ADR)	39,800	1,236,984

		38,274,719

		110,040,921

ENERGY—3.4%
Coal—0.1%
Arch Coal, Inc.(a)	30,100	903,903

Oil & Gas—1.4%
Anadarko Petroleum Corp.	11,600	504,832
Chevron Corp.	15,632	1,149,421

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
ENERGY (Continued)
Oil & Gas (Continued)
EOG Resources, Inc.	8,000	$499,600
Exxon Mobil Corp.	21,488	1,646,625
Royal Dutch Shell PLC Class A (ADR)	63,900	4,523,481
Transocean, Inc.*	31,100	2,515,679

		10,839,638

Oil & Gas Services—1.7%
Baker Hughes, Inc.	31,450	2,348,057
BJ Services Co.	42,500	1,246,100
Halliburton Co.	25,800	801,090
Schlumberger Ltd.	104,300	6,587,588
Weatherford International Ltd.*	41,400	1,730,106

		12,712,941

Pipelines—0.2%
Kinder Morgan Management LLC(a)	206	9,410
Kinder Morgan, Inc.	5,153	544,930
Williams Cos., Inc.	24,800	647,776

		1,202,116

		25,658,598

FINANCIAL—9.2%
Banks—2.3%
Capital One Financial Corp.	11,000	845,020
Compass Bancshares, Inc.	6,600	393,690
Fifth Third Bancorp	32,500	1,330,225
Northern Trust Corp.	117,000	7,100,730
Wachovia Corp.	86,700	4,937,565
Wells Fargo & Co.	86,100	3,061,716

		17,668,946

Diversified Financial Services—4.8%
AmeriCredit Corp.*(a)	21,400	538,638
Chicago Mercantile Exchange Holdings, Inc.	3,200	1,631,200
E*Trade Financial Corp*	172,900	3,876,418
Fannie Mae	35,100	2,084,589
Franklin Resources, Inc.	42,900	4,726,293
Freddie Mac	24,800	1,683,920
JPMorgan Chase & Co.	88,132	4,256,776
Legg Mason, Inc.(a)	31,300	2,975,065
Merrill Lynch & Co., Inc.	5,600	521,360
Morgan Stanley	59,900	4,877,657
SLM Corp.	179,090	8,734,219

		35,906,135

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
FINANCIAL (Continued)
Insurance—1.1%
Aflac, Inc.	12,900	$593,400
American International Group, Inc.	35,900	2,572,594
Berkshire Hathaway, Inc.*	14	1,539,860
Marsh & McLennan Cos., Inc.	67,500	2,069,550
XL Capital Ltd.	17,300	1,245,946

		8,021,350

REITS—0.1%
Douglas Emmett, Inc.	14,400	382,896
General Growth Properties, Inc.	6,300	329,049
Host Hotels & Resorts, Inc.	8,387	205,901

		917,846

Savings & Loans—0.9%
Hudson City Bancorp, Inc.	103,600	1,437,968
Washington Mutual, Inc.	126,174	5,739,655

		7,177,623

		69,691,900

INDUSTRIAL—6.9%
Aerospace & Defense—0.4%
United Technologies Corp.	46,700	2,919,684

Building Materials—0.2%
American Standard Cos., Inc.	38,300	1,756,055

Electrical Components & Equipment—0.1%
Emerson Electric Co.	18,200	802,438

Electronics—0.4%
Flextronics International Ltd.*	177,200	2,034,256
Jabil Circuit, Inc.	41,100	1,009,005

		3,043,261

Engineering & Construction—0.5%
Fluor Corp.	43,400	3,543,610

Miscellaneous Manufacturing—4.4%
Cooper Industries Ltd.	10,000	904,300
Danaher Corp.	104,400	7,562,736
General Electric Co.	564,100	20,990,161
Illinois Tool Works, Inc.	46,500	2,147,835
Leggett & Platt, Inc.	34,700	829,330
Siemens AG (ADR)(a)	6,900	679,995

		33,114,357

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
INDUSTRIAL (Continued)
Transportation—0.9%
Expeditors International of Washington, Inc.	66,900	$2,709,450
FedEx Corp.	4,300	467,066
United Parcel Service, Inc. Class B	48,000	3,599,040

		6,775,556

		51,954,961

TECHNOLOGY—13.5%
Computers—1.9%
Affiliated Computer Services, Inc.*	27,300	1,333,332
Apple Computer, Inc.*	40,800	3,461,472
Dell, Inc.*	62,400	1,565,616
Hewlett-Packard Co.	19,900	819,681
Qimonda AG (ADR)*	26,100	457,011
SanDisk Corp.*	66,100	2,844,283
Seagate Technology(a)	69,800	1,849,700
Sun Microsystems, Inc.*	334,700	1,814,074

		14,145,169

Semiconductors—6.7%
Altera Corp.*	125,400	2,467,872
Analog Devices, Inc.	149,600	4,917,352
Applied Materials, Inc.(a)	480,900	8,872,605
Broadcom Corp.*	67,600	2,184,156
Fairchild Semiconductor International, Inc.*	35,300	593,393
Intel Corp.	298,800	6,050,700
International Rectifier Corp.*	40,900	1,575,877
KLA-Tencor Corp.	72,900	3,626,775
Linear Technology Corp.	24,100	730,712
Marvell Technology Group Ltd.*	321,300	6,165,747
Maxim Integrated Products, Inc.	181,300	5,551,406
Silicon Laboratories, Inc.*	15,200	526,680
Teradyne, Inc.*(a)	32,100	480,216
Xilinx, Inc.	280,600	6,681,086

		50,424,577

Software—4.9%
Adobe Systems, Inc.*	87,600	3,602,112
Autodesk, Inc.*	64,800	2,621,808
Automatic Data Processing, Inc.	88,900	4,378,325
Microsoft Corp.	602,700	17,996,622
NAVTEQ Corp.*	88,300	3,087,851
Paychex, Inc.	13,900	549,606

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
TECHNOLOGY (Continued)
Software (Continued)
Red Hat, Inc.*(a)	112,300	$2,582,900
SAP AG (ADR)	38,800	2,060,280

		36,879,504

		101,449,250

UTILITIES—0.3%
Electric—0.2%
AES Corp.*	45,900	1,011,636
MDU Resources Group, Inc.	22,650	580,746

		1,592,382

Gas—0.1%
NiSource, Inc.	28,200	679,620

		2,272,002

TOTAL COMMON STOCK (cost $436,626,666)		507,677,370

	Units
INVESTMENT FUNDS—31.8%
Affiliated Fund—31.8%
State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund(b) (cost $161,564,205)	7,816,508	239,763,562

SHORT-TERM INVESTMENTS—5.2%
Affiliated Funds—5.2%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	8,641,159	8,641,159
State Street Quality D Short Term Investment Fund(b)(c)	30,732,915	30,732,915

TOTAL SHORT-TERM INVESTMENTS (cost $39,374,074)		39,374,074

TOTAL INVESTMENTS—104.3% (cost $637,564,945)		786,815,006
Liabilities in excess of other assets—(4.3)%		(32,540,059)

NET ASSETS—100.0%		$754,274,947

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

	December 31, 2006
ASSETS
Investments, at value (cost $250,174,103)	$335,878,989	(a)
Investments in affiliated issuers, at value (cost $101,202,870)	139,654,969
Cash	31
Dividends and tax reclaims receivable	434,436
Receivable for fund units sold	406,957

Total assets	476,375,382

LIABILITIES
Payable for collateral received on securities loaned	16,596,760
Payable for fund units redeemed	2,130,143
State Street Bank and Trust Company—program fee payable	134,818
Investment advisory fee payable	71,773
Trustee, management and administration fees payable	35,616
ABA Retirement Funds—program fee payable	16,330
Other accruals	122,847

Total liabilities	19,108,287

Net Assets (equivalent to $44.27 per unit based on 10,327,995 units outstanding)	$457,267,095

(a)	Includes securities on loan with a value of $16,224,864.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

For the year ended December 31, 2006
Investment income
Dividends (net of foreign tax expense of $8,884)	$7,729,655
Dividends—affiliated issuers	399,643
Securities lending income	24,291

Total investment income	8,153,589

Expenses
Investment advisory fee	796,879
State Street Bank and Trust Company—program fee	1,417,207
ABA Retirement Funds—program fee	177,232
Trustee, management and administration fees	383,943
Reports to unitholders	68,891
Legal and audit fees	122,620
Compliance consultant fees	135,410
Registration fees	14,678
Other fees	61,350

Total expenses	3,178,210

Net investment income	4,975,379

Net realized and unrealized gain
Net realized gain on:
Investments- unaffiliated issuers	22,802,129
Investments- affiliated issuers	4,764,958

Net realized gain	27,567,087

Change in net unrealized appreciation (depreciation) on:
Investment securities	50,500,416

Net realized and unrealized gain	78,067,503

Net increase from payments made by affiliates (see Note 3)	20

Net increase in net assets resulting from operations	$83,042,902

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2005	2006
From operations
Net investment income	$4,107,633	$4,975,379
Net realized gain	14,544,538	27,567,087
Change in net unrealized appreciation (depreciation) on investments	6,030,630	50,500,416
Net increase from payments made by affiliates	—	20

Net increase in net assets resulting from operations	24,682,801	83,042,902

From unitholder transactions
Proceeds from units issued	90,842,573	100,841,940
Cost of units redeemed	(92,843,179)	(109,389,543)

Net decrease in net assets resulting from unitholder transactions	(2,000,606)	(8,547,603)

Net increase in net assets	22,682,195	74,495,299

Net Assets
Beginning of year	360,089,601	382,771,796

End of year	$382,771,796	$457,267,095

Number of units
Outstanding—beginning of year	10,548,861	10,529,361
Issued	2,627,733	2,521,567
Redeemed	(2,647,233)	(2,722,933)

Outstanding—end of year	10,529,361	10,327,995

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2002	2003	2004	2005	2006
Investment income†	$0.48	$0.49	$0.59	$0.63	$0.78
Net expenses(†)††	(0.19)	(0.19)	(0.22)	(0.25)	(0.30)

Net investment income	0.29	0.30	0.37	0.38	0.48
Net realized and unrealized gain (loss)	(4.02)	6.48	4.11	1.83	7.44 (a)

Net increase (decrease) in unit value	(3.73)	6.78	4.48	2.21	7.92
Net asset value at beginning of year	26.61	22.88	29.66	34.14	36.35

Net asset value at end of year	$22.88	$29.66	$34.14	$36.35	$44.27

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.75%	0.74%	0.71%	0.72%	0.76%
Ratio of net investment income to average net assets	1.17%	1.20%	1.18%	1.08%	1.20%
Portfolio turnover†††	24%	32%	24%	20%	19%
Total return	(14.02)%	29.63%	15.10%	6.47%	21.79%
Net assets at end of year (in thousands)	$204,457	$286,104	$360,090	$382,772	$457,267

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of the collective investment fund in which the Fund invests, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Net of payment made by affiliates. Impact of the increase is less than $0.005 per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMON STOCK—73.5%
BASIC MATERIALS—1.9%
Chemicals—1.3%
Dow Chemical Co.	63,300	$2,528,202
EI Du Pont de Nemours & Co.	9,400	457,874
Hercules, Inc.*	3,000	57,930
Lubrizol Corp.	22,200	1,112,886
PPG Industries, Inc.	27,500	1,765,775

		5,922,667

Forest Products & Paper—0.2%
Smurfit-Stone Container Corp.*	89,000	939,840

Iron/Steel—0.4%
Mittal Steel Co. NV (ADR)(a)	43,500	1,834,830

		8,697,337

COMMUNICATIONS—8.2%
Advertising—0.3%
Interpublic Group of Cos., Inc.*(a)	96,000	1,175,040

Media—2.8%
CBS Corp. Class B	87,700	2,734,486
Comcast Corp.*(a)	98,000	4,148,340
Idearc, Inc.*	9,461	271,057
Time Warner, Inc.	235,100	5,120,478
Viacom, Inc. Class B	5,500	225,665
Walt Disney Co.	15,000	514,050

		13,014,076

Telecommunication—5.1%
AT&T, Inc.	249,300	8,912,475
BellSouth Corp.	32,700	1,540,497
Crown Castle International Corp.*	9,100	293,930
Embarq Corp.	8,625	453,330
Nokia OYJ (ADR)	71,400	1,450,848
Sprint Nextel Corp.	172,500	3,258,525
Tellabs, Inc.*	41,100	421,686
Verizon Communications, Inc.	189,232	7,047,000

		23,378,291

		37,567,407

CONSUMER, CYCLICAL—5.0%
Apparel—0.6%
Jones Apparel Group, Inc.	46,400	1,551,152
VF Corp.	15,000	1,231,200

		2,782,352

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Auto Manufacturers—0.4%
DaimlerChrysler AG	31,400	$1,928,274

Auto Parts & Equipment—0.9%
American Axle & Manufacturing Holdings, Inc.(a)	7,800	148,122
Autoliv, Inc.	30,900	1,863,270
BorgWarner, Inc.	20,000	1,180,400
Magna International, Inc.	10,400	837,720

		4,029,512

Distribution/Wholesale—0.2%
Tech Data Corp.*	22,400	848,288

Housewares—0.1%
Newell Rubbermaid, Inc.	17,600	509,520

Retail—2.5%
Gap, Inc.	100,500	1,959,750
Limited Brands, Inc.	75,800	2,193,652
McDonald’s Corp.	96,500	4,277,845
Office Depot, Inc.*	56,900	2,171,873
Saks, Inc.(a)	53,400	951,588

		11,554,708

Toys/Games/Hobbies—0.3%
Mattel, Inc.	46,500	1,053,690

		22,706,344

CONSUMER, NON-CYCLICAL—11.8%
Agriculture—2.1%
Altria Group, Inc.	83,000	7,123,060
UST, Inc.(a)	40,400	2,351,280

		9,474,340

Beverages—0.3%
PepsiCo, Inc.	18,500	1,157,175

Commercial Services—0.3%
Accenture Ltd.	41,400	1,528,902

Cosmetics/Personal Care—2.0%
Colgate-Palmolive Co.	34,300	2,237,732
Procter & Gamble Co.	110,900	7,127,543

		9,365,275

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Food—2.5%
ConAgra Foods, Inc.	53,400	$1,441,800
Kellogg Co.	39,500	1,977,370
Kroger Co.	111,700	2,576,919
Safeway, Inc.	91,200	3,151,872
Sara Lee Corp.	120,800	2,057,224

		11,205,185

Household Products/Wares—1.3%
Avery Dennison Corp.	26,400	1,793,352
Clorox Co.	33,800	2,168,270
Kimberly-Clark Corp.	28,500	1,936,575

		5,898,197

Pharmaceuticals—3.3%
AmerisourceBergen Corp.	30,600	1,375,776
Merck & Co., Inc.	133,600	5,824,960
Pfizer, Inc.	311,000	8,054,900

		15,255,636

		53,884,710

ENERGY—9.1%
Oil & Gas—9.1%
BP PLC (ADR)(a)	24,900	1,670,790
Chevron Corp.	101,800	7,485,354
ConocoPhillips	65,600	4,719,920
Exxon Mobil Corp.	256,300	19,640,269
GlobalSantaFe Corp.	25,100	1,475,378
Marathon Oil Corp.	34,900	3,228,250
Noble Corp.	14,200	1,081,330
Occidental Petroleum Corp.	13,400	654,322
Total SA (ADR)	26,000	1,869,920

		41,825,533

		41,825,533

FINANCIAL—26.5%
Banks—7.6%
Bank of America Corp.	234,300	12,509,277
BB&T Corp.	25,100	1,102,643
Comerica, Inc.	33,800	1,983,384
Huntington Bancshares, Inc.	74,200	1,762,250
Keycorp	53,200	2,023,196
Mellon Financial Corp.	59,400	2,503,710
National City Corp.	67,100	2,453,176

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
FINANCIAL (Continued)
Banks (Continued)
SunTrust Banks, Inc.	16,400	$1,384,980
US Bancorp	63,900	2,312,541
Wachovia Corp.	59,800	3,405,610
Wells Fargo & Co.	89,600	3,186,176

		34,626,943

Diversified Financial Services—10.2%
Citigroup, Inc.	286,400	15,952,480
Countrywide Financial Corp.	48,400	2,054,580
Fannie Mae	78,700	4,673,993
Freddie Mac	58,500	3,972,150
Goldman Sachs Group, Inc.	4,400	877,140
JPMorgan Chase & Co.	204,500	9,877,350
Merrill Lynch & Co., Inc.	71,500	6,656,650
Morgan Stanley	20,600	1,677,458
Waddell & Reed Financial, Inc.	32,600	891,936

		46,633,737

Insurance—8.0%
ACE Ltd.	13,700	829,809
Allstate Corp.	11,900	774,809
American International Group, Inc.	119,900	8,592,034
Chubb Corp.	31,500	1,666,665
Genworth Financial, Inc.	58,300	1,994,443
Hartford Financial Services Group, Inc.	34,800	3,247,188
MBIA, Inc.(a)	33,500	2,447,510
Metlife, Inc.	38,750	2,286,637
MGIC Investment Corp.	31,800	1,988,772
Old Republic International Corp.	71,800	1,671,504
Prudential Financial, Inc.	23,000	1,974,780
RenaissanceRe Holdings Ltd.	29,500	1,770,000
St Paul Travelers Cos., Inc.	69,243	3,717,657
Torchmark Corp.	30,200	1,925,552
XL Capital Ltd.	20,900	1,505,218

		36,392,578

Savings & Loans—0.7%
Washington Mutual, Inc.	74,250	3,377,633

		121,030,891

INDUSTRIAL—6.9%
Aerospace & Defense—1.2%
Boeing Co.	29,400	2,611,896
Northrop Grumman Corp.	43,900	2,972,030

		5,583,926

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
INDUSTRIAL (Continued)
Electronics—0.9%
Arrow Electronics, Inc.*	45,000	$1,419,750
Celestica, Inc.*(a)	40,400	315,524
Flextronics International Ltd.*	78,400	900,032
Sanmina-SCI Corp.*	179,478	619,199
Solectron Corp.*	213,190	686,472

		3,940,977

Hand/Machine Tools—0.2%
Black & Decker Corp.	12,700	1,015,619

Miscellaneous Manufacturing—3.4%
Cooper Industries Ltd.	9,200	831,956
Eaton Corp.	27,000	2,028,780
General Electric Co.	276,300	10,281,123
SPX Corp.	30,600	1,871,496
Textron, Inc.	4,100	384,457

		15,397,812

Packaging & Containers—0.5%
Crown Holdings, Inc.*	64,200	1,343,064
Owens-Illinois, Inc.*(a)	62,300	1,149,435

		2,492,499

Transportation—0.7%
CSX Corp.	86,800	2,988,524

		31,419,357

TECHNOLOGY—2.1%
Computers—1.4%
Electronic Data Systems Corp.	52,300	1,440,865
Hewlett-Packard Co.	57,700	2,376,663
International Business Machines Corp.	27,400	2,661,910

		6,479,438

Semiconductors—0.3%
Agere Systems, Inc.*	74,880	1,435,450

Software—0.4%
Microsoft Corp.	59,000	1,761,740

		9,676,628

UTILITIES—2.0%
Electric—2.0%
Allegheny Energy, Inc.*	3,000	137,730
Constellation Energy Group, Inc.	9,000	619,830
Dominion Resources, Inc.(a)	16,100	1,349,824

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
UTILITIES (Continued)
Electric (Continued)
Entergy Corp.	32,300	$2,981,936
Pinnacle West Capital Corp.	36,600	1,855,254
Wisconsin Energy Corp.	44,800	2,126,208

		9,070,782

		9,070,782

TOTAL COMMON STOCK (cost $250,174,103)		335,878,989

	Units
INVESTMENT FUNDS—23.6%
Affiliated Fund—23.6%
State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund(b) (cost $69,668,164)	2,274,636	108,120,263

SHORT-TERM INVESTMENTS—6.9%
Affiliated Funds—6.9%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	14,937,946	14,937,946
State Street Quality D Short Term Investment Fund(b)(c)	16,596,760	16,596,760

TOTAL SHORT-TERM INVESTMENTS (cost $31,534,706)		31,534,706

TOTAL INVESTMENTS—104.0% (cost $351,376,973)		475,533,958
Liabilities in excess of other assets—(4.0)%		(18,266,863)

NET ASSETS—100.0%		$457,267,095

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

	December 31, 2006
ASSETS
Investments, at value (cost $91,364,361)	$104,461,227	(a)
Investments in affiliated issuers, at value (cost $27,587,991)	27,587,991
Cash	886
Receivable for investments sold	542,467
Receivable for fund units sold	350,131
Dividends receivable	33,163

Total assets	132,975,865

LIABILITIES
Payable for collateral received on securities loaned	27,121,950
Payable for investments purchased	664,401
Payable for fund units redeemed	438,165
Investment advisory fee payable	168,420
State Street Bank and Trust Company—program fee payable	31,228
Trustee, management and administration fees payable	8,279
ABA Retirement Funds—program fee payable	3,797
Other accruals	30,218

Total liabilities	28,466,458

Net Assets (equivalent to $22.51 per unit based on 4,643,497 units outstanding)	$104,509,407

(a)	Includes securities on loan with a value of $26,521,953.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

For the year ended December 31, 2006
Investment income
Dividends (net of foreign tax expense of $286)	$787,862
Dividends—affiliated issuer	135,148
Securities lending income	49,098

Total investment income	972,108

Expenses
Investment advisory fee	673,359
State Street Bank and Trust Company—program fee	369,886
ABA Retirement Funds—program fee	46,361
Trustee, management and administration fees	100,393
Reports to unitholders	17,954
Legal and audit fees	31,834
Compliance consultant fees	35,286
Registration fees	3,825
Other fees	15,941

Total expenses	1,294,839

Net investment loss	(322,731)

Net realized and unrealized gain (loss) on investments
Net realized gain	6,982,976

Change in net unrealized appreciation (depreciation)	(1,672,065)

Net realized and unrealized gain	5,310,911

Net increase in net assets resulting from operations	$4,988,180

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2005	2006
From operations
Net investment loss	$(424,113)	$(322,731)
Net realized gain	6,449,194	6,982,976
Change in net unrealized appreciation (depreciation) on investments	3,136,974	(1,672,065)

Net increase in net assets resulting from operations	9,162,055	4,988,180

From unitholder transactions
Proceeds from units issued	42,993,191	64,133,032
Cost of units redeemed	(27,966,125)	(55,651,681)

Net increase in net assets resulting from unitholder transactions	15,027,066	8,481,351

Net increase in net assets	24,189,121	13,469,531
Net Assets
Beginning of year	66,850,755	91,039,876

End of year	$91,039,876	$104,509,407

Number of units
Outstanding—beginning of year	3,545,041	4,324,917
Issued	2,217,778	2,851,223
Redeemed	(1,437,902)	(2,532,643)

Outstanding—end of year	4,324,917	4,643,497

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the periods ended December 31,
	2002*	2003	2004	2005	2006
Investment income†	$0.02	$0.05	$0.06	$0.12	$0.20
Net expenses(†)††	(0.06)	(0.17)	(0.19)	(0.22)	(0.26)

Net investment loss	(0.04)	(0.12)	(0.13)	(0.10)	(0.06)
Net realized and unrealized gain (loss)	(0.59)	5.68	2.06	2.29	1.52

Net increase (decrease) in unit value	(0.63)	5.56	1.93	2.19	1.46
Net asset value at beginning of period	12.00	11.37	16.93	18.86	21.05

Net asset value at end of period	$11.37	$16.93	$18.86	$21.05	$22.51

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.55%	1.16%	1.14%	1.16%	1.19%
Ratio of net investment loss to average net assets	(0.34)%	(0.81)%	(0.77)%	(0.56)%	(0.30)%
Portfolio turnover	99%	130%	169%	156%	160%
Total return	(5.25)%	48.90%	11.40%	11.61%	6.94%
Net assets at end of period (in thousands)	$8,567	$47,352	$66,851	$91,040	$104,509

*	From commencement of operations, July 15, 2002.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMON STOCK—100.0%
BASIC MATERIALS—0.9%
Iron/Steel—0.9%
Allegheny Technologies, Inc.	9,990	$905,893

COMMUNICATIONS—15.9%
Advertising—0.6%
Focus Media Holding Ltd. (ADR)*	9,450	627,386

Internet—7.6%
Akamai Technologies, Inc.*(a)	29,730	1,579,258
aQuantive, Inc.*(a)	27,870	687,274
Ctrip.com International Ltd. (ADR)(a)	10,840	677,283
Digital River, Inc.*(a)	9,350	521,637
F5 Networks, Inc.*	24,670	1,830,761
NurtiSystem, Inc.*(a)	27,750	1,759,072
VeriSign, Inc.*(a)	36,420	875,901

		7,931,186

Telecommunication—7.7%
American Tower Corp.*	42,890	1,598,939
Crown Castle International Corp.*(a)	30,700	991,610
JDS Uniphase Corp.*(a)	46,152	768,892
Leap Wireless International, Inc.*	10,750	639,303
NII Holdings, Inc. Class B*(a)	42,750	2,754,810
Polycom, Inc.*	42,940	1,327,275

		8,080,829

		16,639,401

CONSUMER, CYCLICAL—18.6%
Airlines—1.8%
Continental Airlines, Inc. Class B*(a)	30,270	1,248,638
US Airways Group, Inc.*(a)	11,920	641,892

		1,890,530

Apparel—4.7%
Coach, Inc.*	54,130	2,325,425
Guess?, Inc.*	21,250	1,347,887
Polo Ralph Lauren Corp.	16,600	1,289,156

		4,962,468

Entertainment—3.0%
International Game Technology	56,780	2,623,236
Pinnacle Entertainment, Inc.*	15,640	518,310

		3,141,546

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Home Furnishings—1.3%
Harman International Industries, Inc.	13,090	$1,307,822

Leisure Time—1.0%
WMS Industries, Inc.*(a)	29,670	1,034,296

Lodging—3.4%
Hilton Hotels Corp.	54,730	1,910,077
Wynn Resorts Ltd.(a)	18,060	1,694,931

		3,605,008

Retail—3.4%
Children’s Place Retail Stores, Inc.*	6,860	435,747
GameStop Corp.*(a)	12,310	678,404
JC Penney Co., Inc.	16,470	1,274,119
Under Armour, Inc.*	22,240	1,122,008

		3,510,278

		19,451,948

CONSUMER, NON-CYCLICAL—19.2%
Agriculture—1.1%
Agrium, Inc.	17,250	543,202
Bunge Ltd.	9,170	664,917

		1,208,119

Beverages—0.6%
Hansen Natural Corp.*(a)	17,580	592,094

Biotechnology—3.2%
Alexion Pharmaceuticals, Inc.*(a)	16,800	678,552
Celgene Corp.*	32,100	1,846,713
Medimmune, Inc.*	24,420	790,476

		3,315,741

Commercial Services—3.0%
Monster Worldwide, Inc.*	25,950	1,210,308
Pharmaceutical Product Development, Inc.	32,310	1,041,029
VistaPrint Ltd.*(a)	27,320	904,565

		3,155,902

Food—1.9%
McCormick & Co., Inc.	16,860	650,122
Wm. Wrigley Jr. Co.	26,430	1,366,959

		2,017,081

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Products—2.3%
Henry Schein, Inc.*	10,340	$506,453
Intuitive Surgical, Inc.*(a)	10,570	1,013,663
St Jude Medical, Inc.*	24,050	879,268

		2,399,384

Healthcare-Services—1.5%
DaVita, Inc.*	9,860	560,837
Psychiatric Solutions, Inc.*	26,070	978,146

		1,538,983

Pharmaceuticals—5.6%
Allergan, Inc.	13,660	1,635,648
Forest Laboratories, Inc.*	21,520	1,088,912
Medicis Pharmaceutical Corp.(a)	14,690	516,060
New River Pharmaceuticals, Inc.*(a)	10,610	580,473
Sepracor, Inc.*(a)	13,010	801,156
Shire PLC (ADR)	19,620	1,211,731

		5,833,980

		20,061,284

ENERGY—7.6%
Oil & Gas—2.4%
Quicksilver Resources, Inc.*(a)	15,600	570,804
Range Resources Corp.	55,065	1,512,085
Southwestern Energy Co.*	12,810	448,990

		2,531,879

Oil & Gas Services—3.8%
Cameron International Corp.*	20,540	1,089,647
National Oilwell Varco, Inc.*	17,160	1,049,849
Smith International, Inc.	26,160	1,074,391
Superior Energy Services*	21,560	704,581

		3,918,468

Pipelines—1.4%
Questar Corp.	6,190	514,079
Williams Cos., Inc.(a)	36,930	964,612

		1,478,691

		7,929,038

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
FINANCIAL—10.2%
Banks—1.4%
Northern Trust Corp.	18,570	$1,127,013
Synovus Financial Corp.	10,330	318,474

		1,445,487

Diversified Financial Services—6.2%
Affiliated Managers Group, Inc.*(a)	10,605	1,114,903
Greenhill & Co., Inc.(a)	10,220	754,236
IntercontinentalExchange, Inc.*(a)	13,210	1,425,359
Nasdaq Stock Market, Inc.*(a)	23,700	729,723
T Rowe Price Group, Inc.	40,140	1,756,928
TD Ameritrade Holding Corp.(a)	40,410	653,834

		6,434,983

Insurance—0.5%
Arch Capital Group Ltd.*	8,380	566,572

Real Estate—1.2%
CB Richard Ellis Group, Inc.*	37,330	1,239,356

REITS—0.9%
Macerich Co.	11,430	989,495

		10,675,893

INDUSTRIAL—11.7%
Electrical Components & Equipment—2.2%
Ametek, Inc.	33,480	1,066,003
Energy Conversion Devices, Inc.*(a)	14,270	484,895
General Cable Corp.*	17,790	777,601

		2,328,499

Electronics—3.2%
Applera Corp.—Applied Biosystems Group	23,810	873,589
Cymer, Inc.*	23,220	1,020,519
Thermo Fisher Scientific, Inc.*	30,370	1,375,457

		3,269,565

Engineering & Construction—1.0%
McDermott International, Inc.*	20,980	1,067,043

Metal Fabrication & Hardware—1.8%
Precision Castparts Corp.	23,690	1,854,453

Miscellaneous Manufacturing—1.5%
Harsco Corp.	9,770	743,497
Roper Industries, Inc.	16,060	806,854

		1,550,351

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
INDUSTRIAL (Continued)
Packaging & Containers—0.5%
Owens-Illinois, Inc.*	28,530	$526,379

Transportation—1.5%
CH Robinson Worldwide, Inc.	20,210	826,387
CSX Corp.	21,290	733,015

		1,559,402

		12,155,692

TECHNOLOGY—15.9%
Computers—2.2%
Isilon Systems, Inc.*(a)	15,670	432,492
Network Appliance, Inc.*	34,060	1,337,877
SanDisk Corp.*	12,300	529,269

		2,299,638

Semiconductors—8.2%
Altera Corp.*	26,950	530,376
Integrated Device Technology, Inc.*	61,130	946,292
KLA-Tencor Corp.	37,250	1,853,188
MEMC Electronic Materials, Inc.*	24,420	955,799
Nvidia Corp.*	49,390	1,827,924
QLogic Corp.*	49,620	1,087,670
Varian Semiconductor Equipment Associates, Inc.*	29,970	1,364,234

		8,565,483

Software—5.5%
Activision, Inc.*	54,140	933,374
Electronic Arts, Inc.*	20,240	1,019,286
Fiserv, Inc.*	25,950	1,360,299
Paychex, Inc.	26,770	1,058,486
Salesforce.com, Inc.*(a)	38,560	1,405,512

		5,776,957

		16,642,078

TOTAL COMMON STOCK (cost $91,364,361)		104,461,227

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2006

	Units	Value
SHORT-TERM INVESTMENTS—26.4%
Affiliated Funds—26.4%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	466,041	$466,041
State Street Quality D Short Term Investment Fund(b)(c)	27,121,950	27,121,950

TOTAL SHORT-TERM INVESTMENTS (cost $27,587,991)		27,587,991

TOTAL INVESTMENTS—126.4% (cost $118,952,352)		132,049,218
Liabilities in excess of other assets—(26.4)%		(27,539,811)

NET ASSETS—100.0%		$104,509,407

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

	December 31, 2006
ASSETS
Investments, at value (cost $71,949,795)	$75,130,991	(a)
Investments in affiliated issuers, at value (cost $22,272,873)	22,272,873
Foreign cash, at value (cost $17,934)	17,799
Cash	274
Receivable for fund units sold	108,950
Dividends and interest receivable	67,610

Total assets	97,598,497

LIABILITIES
Payable for collateral received on securities loaned	21,557,078
Payable for fund units redeemed	337,155
Payable for investments purchased	68,373
Investment advisory fee payable	41,700
State Street Bank and Trust Company—program fee payable	22,287
Trustee, management and administration fees payable	5,881
ABA Retirement Funds—program fee payable	2,691
Other accruals	20,041

Total liabilities	22,055,206

Net assets (equivalent to $16.64 per unit based on 4,540,197 units outstanding)	$75,543,291

(a)	Includes securities on loan with a value of $21,041,004.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

For the year ended December 31, 2006
Investment income
Dividends (net of foreign tax expense of $2,891)	$912,334
Dividends—affiliated issuers	115,986
Securities lending income	16,538

Total investment income	1,044,858

Expenses
Investment advisory fee	402,369
State Street Bank and Trust Company—program fee	232,809
ABA Retirement Funds—program fee	29,126
Trustee, management and administration fees	63,087
Reports to unitholders	11,309
Legal and audit fees	20,108
Compliance consultant fees	22,227
Registration fees	2,410
Other fees	10,059

Total expenses	793,504

Net investment income	251,354

Net realized and unrealized gain (loss) on investments
Net realized gain on:
Investments	12,021,973
Foreign currency transactions	4,028

Net realized gain	12,026,001

Change in net unrealized appreciation (depreciation) on:
Investment securities	(4,036,313)
Foreign currency transactions	(197)

Change in net unrealized appreciation (depreciation)	(4,036,510)

Net realized and unrealized gain	7,989,491

Net increase in net assets resulting from operations	$8,240,845

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2005	2006
From operations
Net investment income	$298,578	$251,354
Net realized gain	3,778,827	12,026,001
Change in net unrealized appreciation (depreciation) on investments	(1,741,450)	(4,036,510)

Net increase in net assets resulting from operations	2,335,955	8,240,845

From unitholder transactions
Proceeds from units issued	29,557,051	27,002,064
Cost of units redeemed	(19,114,553)	(25,840,942)

Net increase in net assets resulting from unitholder transactions	10,442,498	1,161,122

Net increase in net assets	12,778,453	9,401,967

Net Assets
Beginning of year	53,362,871	66,141,324

End of year	$66,141,324	$75,543,291

Number of units
Outstanding—beginning of year	3,713,649	4,461,597
Issued	2,077,235	1,762,485
Redeemed	(1,329,287)	(1,683,885)

Outstanding—end of year	4,461,597	4,540,197

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the periods ended December 31,
	2002*	2003	2004	2005	2006
Investment income†	$0.07	$0.14	$0.17	$0.23	$0.23
Net expenses(†)††	(0.06)	(0.14)	(0.15)	(0.16)	(0.18)

Net investment income	0.01	—	0.02	0.07	0.05
Net realized and unrealized gain (loss)	(0.23)	2.98	1.59	0.38	1.77

Net increase (decrease) in unit value	(0.22)	2.98	1.61	0.45	1.82
Net asset value at beginning of period	10.00	9.78	12.76	14.37	14.82

Net asset value at end of period	$9.78	$12.76	$14.37	$14.82	$16.64

Ratio/Supplemental Data:
Ratio of net expenses to average net assets††	0.60%	1.22%	1.12%	1.10%	1.16%
Ratio of net investment income to average net assets	0.08%	0.02%	0.18%	0.47%	0.37%
Portfolio turnover	6%	14%	13%	32%	131%
Total return	(2.20)%	30.47%	12.62%	3.13%	12.28%
Net assets at end of period (in thousands)	$8,926	$31,192	$53,363	$66,141	$75,543

*	From commencement of operations, July 15, 2002.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMON STOCK—99.4%
BASIC MATERIALS—9.0%
Chemicals—6.0%
Ashland, Inc.	6,600	$456,588
Celanese Corp.	36,300	939,444
Chemtura Corp.(a)	86,700	834,921
Cytec Industries, Inc.	24,200	1,367,542
FMC Corp.	12,100	926,255

		4,524,750

Forest Products & Paper—1.0%
Temple-Inland, Inc.	16,800	773,304

Iron/Steel—1.1%
Cleveland-Cliffs, Inc.(a)	17,600	852,544

Mining—0.9%
Century Aluminum Co.*(a)	15,000	669,750

		6,820,348

COMMUNICATIONS—8.4%
Advertising—2.9%
RH Donnelley Corp.(a)	34,995	2,195,237

Media—3.3%
Cinram International Income Fund	76,600	1,508,469
Entercom Communications Corp.	35,300	994,754

		2,503,223

Telecommunication—2.2%
Arris Group, Inc.*	22,700	283,977
Embarq Corp.	12,100	635,976
Powerwave Technologies, Inc.*(a)	75,600	487,620
Syniverse Holdings, Inc.*	13,600	203,864

		1,611,437

		6,309,897

CONSUMER, CYCLICAL—10.9%
Airlines—1.7%
UAL Corp.*(a)	29,200	1,284,800

Apparel—0.4%
VF Corp.	3,400	279,072

Auto Parts & Equipment—2.5%
American Axle & Manufacturing Holdings, Inc.(a)	31,900	605,781
BorgWarner, Inc.(a)	13,800	814,476
TRW Automotive Holdings Corp.*	19,200	496,704

		1,916,961

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Distribution/Wholesale—1.0%
United Stationers, Inc.*	17,200	$803,068

Housewares—1.6%
Newell Rubbermaid, Inc.	10,400	301,080
Toro Co.(a)	19,000	885,970

		1,187,050

Retail—3.7%
Circuit City Stores, Inc.(a)	38,600	732,628
Foot Locker, Inc.	55,500	1,217,115
Ruby Tuesday, Inc.(a)	30,800	845,152

		2,794,895

		8,265,846

CONSUMER, NON-CYCLICAL—14.2%
Agriculture—3.1%
Bunge Ltd.	22,500	1,631,475
UAP Holding Corp.	29,100	732,738

		2,364,213

Commercial Services—2.5%
Avis Budget Group, Inc.	20,800	451,152
BearingPoint, Inc.*(a)	61,100	480,857
RR Donnelley & Sons Co.	27,900	991,566

		1,923,575

Food—1.5%
PAN Fish ASA*	524,000	479,576
Smithfield Foods, Inc.*(a)	12,000	307,920
Tyson Foods, Inc.(a)	22,200	365,190

		1,152,686

Healthcare-Products—1.2%
Cooper Cos., Inc.(a)	20,200	898,900

Pharmaceuticals—5.9%
Barr Pharmaceuticals, Inc.*	28,200	1,413,384
Endo Pharmaceuticals Holdings, Inc.*	35,300	973,574
Impax Laboratories, Inc.*(a)	96,800	948,640
Theravance, Inc.*(a)	35,300	1,090,417

		4,426,015

		10,765,389

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
DIVERSIFIED—0.6%
Diversified Operations—0.6%
Walter Industries, Inc.	16,100	$435,505

		435,505

ENERGY—4.2%
Coal—0.7%
Arch Coal, Inc.(a)	18,100	543,543

Energy-Alternate Sources—0.6%
Brasil Ecodiesel Industrial E Comercio de Biocombustiveis e Oleos Vegetais (ADR)*(a)	22,500	124,355
Brasil Ecodiesel Industrial E Comercio de Biocombustiveis e Oleos Vegetais (ADR)*(b)	51,400	284,083

		408,438

Oil & Gas—2.3%
Newfield Exploration Co.*	19,200	882,240
Noble Energy, Inc.	17,100	839,097

		1,721,337

Oil & Gas Services—0.6%
SBM Offshore NV	13,840	475,758

		3,149,076

FINANCIAL—16.1%
Banks—3.1%
City National Corp.(a)	6,400	455,680
Huntington Bancshares, Inc.(a)	41,400	983,250
UnionBanCal Corp.	5,100	312,375
Webster Financial Corp.	12,500	609,000

		2,360,305

Diversified Financial Services—4.2%
Affiliated Managers Group, Inc.*(a)	8,600	904,118
CIT Group, Inc.	23,400	1,305,018
E*Trade Financial Corp.*	41,900	939,398

		3,148,534

Insurance—6.4%
AMBAC Financial Group, Inc.	17,300	1,540,911
Everest Re Group Ltd.	14,100	1,383,351
Reinsurance Group of America, Inc.(a)	20,200	1,125,140
UnumProvident Corp.	39,000	810,420

		4,859,822

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
FINANCIAL (Continued)
Investment Companies—0.7%
Apollo Investment Corp.	23,600	$528,640

REITS—1.7%
KKR Financial Corp.	48,000	1,285,920

		12,183,221

INDUSTRIAL—21.7%
Aerospace & Defense—3.7%
Alliant Techsystems, Inc.*(a)	11,900	930,461
Goodrich Corp.	40,300	1,835,665

		2,766,126

Building Materials—2.3%
American Standard Cos., Inc.(a)	20,200	926,170
Martin Marietta Materials, Inc.(a)	8,100	841,671

		1,767,841

Electronics—5.0%
Arrow Electronics, Inc.*	52,900	1,668,995
Flextronics International Ltd.*	85,700	983,836
Tektronix, Inc.	30,500	889,685
Vishay Intertechnology, Inc.*	20,200	273,508

		3,816,024

Engineering & Construction—2.3%
Shaw Group, Inc.*(a)	27,100	907,850
URS Corp.*	18,700	801,295

		1,709,145

Hand/Machine Tools—1.7%
Black & Decker Corp.	4,000	319,880
Kennametal, Inc.	15,900	935,715

		1,255,595

Machinery- Construction & Mining—0.3%
Terex Corp.*(a)	4,100	264,778

Machinery- Diversified—0.9%
AGCO Corp.*	22,200	686,868

Metal Fabrication & Hardware—0.5%
Mueller Water Products, Inc. (Series B)*(a)	26,604	396,405

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
INDUSTRIAL (Continued)
Miscellaneous Manufacturing—2.8%
Acuity Brands, Inc.	6,600	$343,464
Carlisle Cos., Inc.	7,300	573,050
Parker Hannifin Corp.	7,800	599,664
Trinity Industries, Inc.(a)	16,400	577,280

		2,093,458

Packaging & Containers—1.1%
Owens-Illinois, Inc.*	45,400	837,630

Trucking & Leasing—1.1%
Genesis Lease Ltd.*(a)	34,100	801,350

		16,395,220

TECHNOLOGY—8.5%
Computers—2.0%
NCR Corp.*	20,200	863,752
Unisys Corp.*(a)	80,800	633,472

		1,497,224

Semiconductors—4.4%
Fairchild Semiconductor International, Inc.*	45,400	763,174
Lam Research Corp.*	4,500	227,790
QLogic Corp.*	35,900	786,928
Varian Semiconductor Equipment Associates, Inc.*	33,600	1,529,472

		3,307,364

Software—2.1%
Avid Technology, Inc.*(a)	16,500	614,790
IMS Health, Inc.	35,700	981,036

		1,595,826

		6,400,414

UTILITIES—5.8%
Electric—4.9%
Northeast Utilities	37,400	1,053,184
PPL Corp.	43,000	1,541,120
Wisconsin Energy Corp.	23,000	1,091,580

		3,685,884

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
UTILITIES (Continued)
Gas—0.9%
UGI Corp.	26,400	$720,191

		4,406,075

TOTAL COMMON STOCK (cost $71,949,795)		75,130,991

	Units
SHORT-TERM INVESTMENTS—29.5%
Affiliated Funds—29.5%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(c)	715,795	715,795
State Street Quality D Short Term Investment Fund(c)(d)	21,557,078	21,557,078

TOTAL SHORT-TERM INVESTMENTS (cost $22,272,873)		22,272,873

TOTAL INVESTMENTS—128.9% (cost $94,222,668)		97,403,864
Liabilities in excess of other assets—(28.9)%		(21,860,573)

NET ASSETS—100.0%		$75,543,291

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities are deemed liquid as they may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $288,169 and $284,083, respectively.
(c)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(d)	Represents security purchased with cash collateral received for securities on loan.

ADR—American	Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2006
ASSETS
Investments, at value (cost $242,615,768)	$280,428,971	(a)
Investments in affiliated issuers, at value (cost $108,093,241)	108,450,280
Cash	527,231
Receivable for investments sold	7,750,132
Receivable for fund units sold	320,015
Dividends and interest receivable	190,723

Total assets	397,667,352

LIABILITIES

Payable for collateral received on securities loaned	89,893,523
Payable for investments purchased	2,418,576
Payable for fund units redeemed	1,175,998
Investment advisory fee payable	183,214
State Street Bank and Trust Company—program fee payable	89,953
Trustee, management and administration fees payable	23,896
ABA Retirement Funds—program fee payable	10,951
Other accruals	86,846

Total liabilities	93,882,957

Net Assets (equivalent to $73.77 per unit based on 4,118,186 units outstanding)	$303,784,395

(a)	Includes securities on loan with a value of $87,669,138.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

For the year ended December 31, 2006
Investment income
Dividends	$1,810,786
Dividends—affiliated issuers	435,044
Securities lending income	232,690

Total investment income	2,478,520

Expenses
Investment advisory fee	2,095,065
State Street Bank and Trust Company—program fee	1,089,906
ABA Retirement Funds—program fee	136,768
Trustee, management and administration fees	296,098
Reports to unitholders	52,892
Legal and audit fees	93,558
Compliance consultant fees	103,967
Registration fees	11,270
Other fees	46,839

Total expenses	3,926,363

Net investment loss	(1,447,843)

Net realized and unrealized gain on investments
Net realized gain on:
Investments- unaffiliated issuers	14,163,280
Investments- affiliated issuers	5,613,859

Net realized gain	19,777,139
Change in net unrealized appreciation (depreciation) on investments	6,470,447

Net realized and unrealized gain	26,247,586

Net increase from payments made by affiliates (see Note 3)	407

Net increase in net assets resulting from operations	$24,800,150

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2005	2006
From operations
Net investment loss	$(999,828)	$(1,447,843)
Net realized gain	12,383,947	19,777,139
Change in net unrealized appreciation (depreciation) on investments	7,289,994	6,470,447
Net increase of payments made by affiliates	—	407

Net increase in net assets resulting from operations	18,674,113	24,800,150

From unitholder transactions
Proceeds from units issued	43,753,278	53,406,303
Cost of units redeemed	(67,708,564)	(89,174,671)

Net decrease in net assets resulting from unitholder transactions	(23,955,286)	(35,768,368)

Net decrease in net assets	(5,281,173)	(10,968,218)
Net Assets
Beginning of year	320,033,786	314,752,613

End of year	$314,752,613	$303,784,395

Number of units
Outstanding—beginning of year	5,000,918	4,628,769
Issued	685,717	741,072
Redeemed	(1,057,866)	(1,251,655)

Outstanding—end of year	4,628,769	4,118,186

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2002	2003	2004	2005	2006
Investment income†	$0.41	$0.39	$0.50	$0.50	$0.55
Net expenses(†)††	(0.47)	(0.47)	(0.54)	(0.70)	(0.87)

Net investment loss	(0.06)	(0.08)	(0.04)	(0.20)	(0.32)
Net realized and unrealized gain (loss)	(16.76)	16.74	4.50	4.20	6.09 (a)

Net increase (decrease) in unit value	(16.82)	16.66	4.46	4.00	5.77
Net asset value at beginning of year	59.70	42.88	59.54	64.00	68.00

Net asset value at end of year	$42.88	$59.54	$64.00	$68.00	$73.77

Ratio of net expenses to average net assets††	0.93%	0.94%	0.92%	1.10%	1.22%
Ratio of net investment loss to average net assets	(0.11)%	(0.16)%	(0.08)%	(0.32)%	(0.45)%
Portfolio turnover*	83%	46%	104%	103%	79%
Total return	(28.17)%	38.85%	7.49%	6.25%	8.49%
Net assets at end of year (in thousands)	$223,301	$314,696	$320,034	$314,753	$303,784

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
*	With respect to the portion of the Fund’s assets invested in a collective investment fund commencing July 1, 2005, portfolio turnover reflects purchases and sales of such collective investment fund in which the Fund invests a portion of its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Net of payments made by affiliates. Impact of the increase is less than $0.005 per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMON STOCK—92.2%
BASIC MATERIALS—3.8%
Chemicals—1.8%
American Vanguard Corp.(a)	18,000	$286,200
Cytec Industries, Inc.	20,900	1,181,059
Ferro Corp.(a)	37,400	773,806
Hercules, Inc.*	93,300	1,801,623
Minerals Technologies, Inc.	14,500	852,455
Spartech Corp.	19,985	524,007

		5,419,150

Forest Products & Paper—0.4%
Bowater, Inc.(a)	23,400	526,500
Caraustar Industries, Inc.*	45,000	364,050
Rock-Tenn Co.	15,300	414,783

		1,305,333

Iron/Steel—1.2%
Carpenter Technology Corp.(a)	8,000	820,160
Cleveland-Cliffs, Inc.(a)	56,700	2,746,548

		3,566,708

Mining—0.4%
Century Aluminum Co.*(a)	15,500	692,075
Compass Minerals International, Inc.	13,880	438,053

		1,130,128

		11,421,319

COMMUNICATIONS—9.2%
Advertising—0.8%
Catalina Marketing Corp.	24,500	673,750
inVentiv Health, Inc.*	51,275	1,812,571

		2,486,321

Internet—3.6%
Avocent Corp.*	41,700	1,411,545
Interwoven, Inc.*	29,600	434,232
Perficient, Inc.*(a)	32,200	528,402
Priceline.com, Inc.*	37,800	1,648,458
Sapient Corp.*(a)	354,100	1,944,009
Trizetto Group*(a)	69,300	1,273,041
Valueclick, Inc.*(a)	124,000	2,930,120
WebSideStory, Inc.*(a)	64,300	814,038

		10,983,845

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
COMMUNICATIONS (Continued)
Media—0.5%
Cox Radio, Inc.*	23,500	$383,050
Martha Stewart Living Omnimedia(a)	56,200	1,230,780

		1,613,830

Telecommunication—4.3%
Alaska Communications Systems Group, Inc.(a)	32,800	498,232
Arris Group, Inc.*	88,600	1,108,386
Cincinnati Bell, Inc.*	125,191	572,123
CommScope, Inc.*(a)	98,400	2,999,232
Dobson Communications Corp.*	74,500	648,895
Foundry Networks, Inc.*	91,600	1,372,168
General Communication, Inc.*	117,300	1,845,129
Golden Telecom, Inc.(a)	6,000	281,040
Oplink Communications, Inc.*(a)	22,600	464,656
Sonus Networks, Inc.*(a)	126,100	830,999
Syniverse Holdings, Inc.*	141,700	2,124,083
Vonage Holdings Corp.*(a)	19,700	136,718

		12,881,661

		27,965,657

CONSUMER, CYCLICAL—12.6%
Airlines—0.3%
Airtran Holdings, Inc.*(a)	59,600	699,704
Republic Airways Holdings, Inc.*	21,500	360,770

		1,060,474

Apparel—2.8%
Brown Shoe Company, Inc.	22,000	1,050,280
Deckers Outdoor Corp.*	5,285	316,836
Gymboree Corp.*	55,600	2,121,696
Iconix Brand Group, Inc.*	37,600	729,064
Quiksilver, Inc.*(a)	57,900	911,925
Skechers U.S.A., Inc.*(a)	46,300	1,542,253
Steven Madden Ltd.	18,500	649,165
Stride Rite Corp.	69,000	1,040,520
True Religion Apparel, Inc.*(a)	13,600	208,216

		8,569,955

Auto Parts & Equipment—0.6%
American Axle & Manufacturing Holdings, Inc.(a)	48,100	913,419
TRW Automotive Holdings Corp.*	32,000	827,840

		1,741,259

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Distribution/Wholesale—0.3%
Beacon Roofing Supply, Inc.*(a)	48,603	$914,708

Entertainment—0.3%
Macrovision Corp.*	30,400	859,104

Home Builders—0.7%
Standard-Pacific Corp.(a)	26,700	715,293
WCI Communities, Inc.*(a)	41,800	801,724
Williams Scotsman International, Inc.*(a)	30,000	588,600

		2,105,617

Office Furnishings—0.4%
Knoll, Inc.	49,590	1,090,980

Retail—7.2%
Buckle, Inc.(a)	8,300	422,055
Buffalo Wild Wings, Inc.*(a)	14,100	750,120
Cash America International, Inc.	17,400	816,060
Charlotte Russe Holding, Inc.*	7,055	216,941
Charming Shoppes, Inc.*	112,100	1,516,713
Christopher & Banks Corp.	33,300	621,378
CKE Restaurants, Inc.	71,300	1,311,920
DSW, Inc.*(a)	9,000	347,130
First Cash Financial Services, Inc.*	48,000	1,241,760
GameStop Corp.*(a)	42,200	2,325,642
HOT Topic, Inc.*	77,200	1,029,848
J Crew Group, Inc.*	16,500	636,075
Jack in the Box, Inc.*	24,300	1,483,272
Men’s Wearhouse, Inc.	40,900	1,564,834
New York & Co., Inc.*(a)	66,500	869,820
Nu Skin Enterprises, Inc.(a)	71,500	1,303,445
Panera Bread Co.*(a)	30,800	1,722,028
PF Chang’s China Bistro, Inc.*(a)	18,822	722,389
Rare Hospitality International, Inc.*(a)	30,300	997,779
Red Robin Gourmet Burgers, Inc.*(a)	37,900	1,358,715
Talbots, Inc.(a)	28,300	682,030

		21,939,954

		38,282,051

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
CONSUMER, NON-CYCLICAL—18.3%
Biotechnology—2.4%
Applera Corp.—Celera Group*	78,100	$1,092,619
Arena Pharmaceuticals, Inc.*(a)	57,303	739,782
Cytokinetics, Inc.*(a)	78,800	589,424
Digene Corp.*	29,300	1,404,056
Encysive Pharmaceuticals, Inc.*(a)	26,000	109,460
Exelixis, Inc.*(a)	77,810	700,290
Human Genome Sciences, Inc.*(a)	89,000	1,107,160
Incyte Corp.*(a)	145,700	850,888
Regeneron Pharmaceuticals, Inc.*	37,500	752,625

		7,346,304

Commercial Services—6.1%
Administaff, Inc.	33,900	1,449,903
Advisory Board Co.*	39,000	2,088,060
BearingPoint, Inc.*(a)	77,900	613,073
Bright Horizons Family Solutions, Inc.*(a)	22,600	873,716
Consolidated Graphics, Inc.*	8,700	513,909
ExlService Holdings, Inc.*	1,400	29,456
Korn/Ferry International*	30,400	697,984
Live Nation, Inc.*	46,300	1,037,120
MPS Group, Inc.*(a)	129,498	1,836,282
Parexel International Corp.*	24,300	703,971
Rent-A-Center, Inc.*	45,600	1,345,656
Resources Connection, Inc.*	73,400	2,337,056
Steiner Leisure Ltd.*	16,900	768,950
Watson Wyatt Worldwide, Inc.	52,100	2,352,315
WNS Holdings Ltd. (ADR)*	13,400	416,740
Wright Express Corp.*(a)	49,300	1,536,681

		18,600,872

Food—1.1%
Ralcorp Holdings, Inc.*	25,200	1,282,428
United Natural Foods, Inc.*(a)	53,863	1,934,759

		3,217,187

Healthcare-Products—2.5%
Arrow International, Inc.(a)	30,000	1,061,400
Arthrocare Corp.*(a)	22,600	902,192
Cholestech Corp.*	14,100	259,722
Conmed Corp.*	18,800	434,656

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Products (Continued)
Cutera, Inc.*	33,000	$891,000
Haemonetics Corp.*(a)	13,100	589,762
Invacare Corp.	23,600	579,380
Meridian Bioscience, Inc.	24,300	596,079
Respironics, Inc.*	13,700	517,175
STERIS Corp.	24,700	621,699
Viasys Healthcare, Inc.*	17,700	492,414
West Pharmaceutical Services, Inc.	15,700	804,311

		7,749,790

Healthcare-Services—2.6%
AMERIGROUP Corp.*	33,885	1,216,132
Five Star Quality Care, Inc.*	23,500	262,025
LifePoint Hospitals, Inc.*	36,800	1,240,160
Magellan Health Services, Inc.*	22,200	959,484
Psychiatric Solutions, Inc.*(a)	73,800	2,768,976
Res-Care, Inc.*	12,373	224,570
Symbion, Inc.*(a)	23,400	433,134
WellCare Health Plans, Inc.*(a)	13,900	957,710

		8,062,191

Household Products—0.2%
Playtex Products, Inc.*	34,400	495,016

Pharmaceuticals—3.4%
Alkermes, Inc.*	29,100	389,067
Anadys Pharmaceuticals, Inc.*(a)	41,800	205,656
Atherogenics, Inc.*(a)	36,000	356,760
CV Therapeutics, Inc.*(a)	18,700	261,052
Cypress Bioscience, Inc.*(a)	56,500	437,875
Infinity Pharmaceuticals, Inc.*(a)	21,625	269,231
Medicines Co.*(a)	61,700	1,957,124
Medicis Pharmaceutical Corp.	17,685	621,274
NBTY, Inc.*	42,400	1,762,568
Neurogen Corp.*	27,400	163,030
Onyx Pharmaceuticals, Inc.*(a)	15,700	166,106
Perrigo Co.	27,800	480,940
Pharmacopeia Drug Discovery, Inc.*(a)	21,100	89,886
Pharmion Corp.*(a)	13,700	352,638
Renovis, Inc.*(a)	17,600	55,616
Rigel Pharmaceuticals, Inc.*(a)	7,731	91,767
Sciele Pharma, Inc.*(a)	78,200	1,876,800
Zymogenetics, Inc.*(a)	42,200	657,054

		10,194,444

		55,665,804

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
DIVERSIFIED—0.1%
Diversified Operations—0.1%
Global Logistics Acquisition Corp.*	37,300	$305,860

		305,860

ENERGY—4.1%
Coal—0.2%
Foundation Coal Holdings, Inc.	20,000	635,200

Oil & Gas—3.3%
Cabot Oil & Gas Corp.	47,700	2,893,005
Delek US Holdings, Inc.	16,100	263,879
Encore Acquisition Co.*	31,200	765,336
Parker Drilling Co.*	101,600	830,072
Penn Virginia Corp.	20,800	1,456,832
Whiting Petroleum Corp.*	84,700	3,947,020

		10,156,144

Oil & Gas Services—0.6%
W-H Energy Services, Inc.*	33,900	1,650,591

		12,441,935

FINANCIAL—16.5%
Banks—5.8%
Amcore Financial, Inc.(a)	38,200	1,247,994
Bancfirst Corp.	17,079	922,266
Fidelity Southern Corp.	1,500	27,915
First Citizens BancShares, Inc.	8,900	1,803,496
First Community Bancorp, Inc.(a)	42,300	2,211,021
First National of Nebraska, Inc.	39	195,390
Hancock Holding Co.(a)	40,996	2,166,229
Hanmi Financial Corp.(a)	29,700	669,141
IBERIABANK Corp.	6,200	329,499
Independent Bank Corp.	9,100	327,873
International Bancshares Corp.(a)	26,200	809,842
Lakeland Bancorp, Inc.(a)	1,300	19,370
MainSource Financial Group, Inc.(a)	14,600	247,324
Old Second Bancorp, Inc.(a)	16,800	492,240
SCBT Financial Corp.(a)	23,275	971,266
Signature Bank*(a)	34,500	1,068,810
Sterling Financial Corp.	38,200	1,291,542
Taylor Capital Group, Inc.	11,600	424,676
Trico Bancshares	12,900	351,009
UMB Financial Corp.	52,800	1,927,728
Wilshire Bancorp, Inc.(a)	13,000	246,610

		17,751,241

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
FINANCIAL (Continued)
Diversified Financial Services—3.9%
Advanta Corp. Class B	30,200	$1,317,626
Encore Capital Group, Inc.*(a)	24,600	309,960
Financial Federal Corp.(a)	19,150	563,202
Investment Technology Group, Inc.*	33,000	1,415,040
Nasdaq Stock Market, Inc.*(a)	62,100	1,912,059
National Financial Partners Corp.(a)	32,300	1,420,231
Nelnet, Inc.*	24,100	659,376
Ocwen Financial Corp.*(a)	31,300	496,418
Portfolio Recovery Associates, Inc.*(a)	35,600	1,662,164
TradeStation Group, Inc.*	53,000	728,750
World Acceptance Corp.*(a)	28,695	1,347,230

		11,832,056

Insurance—2.6%
Allied World Assurance Holdings Ltd.	19,700	859,511
American Physicians Capital, Inc.*	19,200	768,768
eHealth, Inc.*	16,700	335,837
Harleysville Group, Inc.	7,400	257,668
Meadowbrook Insurance Group, Inc.*	30,400	300,656
Navigators Group, Inc.*	5,291	254,920
Philadelphia Consolidated Holding Co.*	48,700	2,170,072
Platinum Underwriters Holdings Ltd.	25,000	773,500
ProAssurance Corp.*	22,600	1,128,192
Safety Insurance Group, Inc.	7,400	375,254
Tower Group, Inc.	22,600	702,182

		7,926,560

Real Estate—0.2%
Thomas Properties Group, Inc.	31,800	507,846

REITS—2.9%
Acadia Realty Trust	42,800	1,070,856
Cousins Properties, Inc.	2,500	88,175
DiamondRock Hospitality Co.	4,900	88,249
GMH Communities Trust	21,700	220,255
HRPT Properties Trust(a)	57,000	703,950
Maguire Properties, Inc.	27,600	1,104,000
PS Business Parks, Inc.	30,300	2,142,513
Saul Centers, Inc.	25,500	1,407,345
Sunstone Hotel Investors, Inc.	56,200	1,502,226
Winthrop Realty Trust	83,300	570,605

		8,898,174

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
FINANCIAL (Continued)
Savings & Loans—1.1%
FirstFed Financial Corp.*(a)	43,700	$2,926,589
Riverview Bancorp, Inc.	2,000	30,400
TierOne Corp.	9,595	303,298

		3,260,287

		50,176,164

INDUSTRIAL—13.5%
Aerospace & Defense—1.6%
BE Aerospace, Inc.*	23,100	593,208
Curtiss-Wright Corp.(a)	17,900	663,732
Moog, Inc.*	32,100	1,225,899
Teledyne Technologies, Inc.*	43,800	1,757,694
Triumph Group, Inc.(a)	12,900	676,347

		4,916,880

Building Materials—1.0%
Eagle Materials, Inc.	14,400	622,512
Genlyte Group, Inc.*	16,500	1,288,815
Lennox International, Inc.	28,500	872,385
LSI Industries, Inc.	14,798	293,740

		3,077,452

Electrical Components & Equipment—0.8%
Advanced Energy Industries, Inc.*	35,600	671,772
Greatbatch, Inc.*	11,305	304,331
Littelfuse, Inc.*	28,400	905,392
Superior Essex, Inc.*	18,000	598,500

		2,479,995

Electronics—0.7%
Park Electrochemical Corp.	24,300	623,295
Rofin-Sinar Technologies, Inc.*	11,200	677,152
Technitrol, Inc.	22,200	530,358
Zygo Corp.*	23,300	383,285

		2,214,090

Engineering & Construction—0.5%
EMCOR Group, Inc.*	27,800	1,580,430
Stanley, Inc.*	2,900	49,039

		1,629,469

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
INDUSTRIAL (Continued)
Hand/Machine Tools—0.4%
Regal-Beloit Corp.(a)	23,493	$1,233,617

Machinery-Diversified—2.9%
Applied Industrial Technologies, Inc.	80,250	2,111,378
Cascade Corp.	13,890	734,781
Gehl Co.*(a)	22,031	606,513
Graco, Inc.	19,200	760,704
Manitowoc Co., Inc.	17,600	1,045,968
Middleby Corp.*(a)	10,400	1,088,568
Tennant Co.(a)	40,200	1,165,800
Wabtec Corp.	39,094	1,187,676

		8,701,388

Metal Fabricate/Hardware—0.5%
Kaydon Corp.(a)	26,100	1,037,214
Valmont Industries, Inc.	8,900	493,861

		1,531,075

Miscellaneous Manufacturing—1.8%
Acuity Brands, Inc.	29,200	1,519,568
Ceradyne, Inc.*(a)	50,500	2,853,250
Freightcar America, Inc.(a)	12,700	704,215
Hexcel Corp.*(a)	24,400	424,804

		5,501,837

Packaging & Containers—0.4%
Greif, Inc.	8,900	1,053,760

Transportation—2.4%
American Commercial Lines, Inc.*(a)	10,200	668,202
Celadon Group, Inc.*(a)	63,225	1,059,019
Florida East Coast Industries, Inc.(a)	19,800	1,180,080
Genesee & Wyoming, Inc.*(a)	31,350	822,624
HUB Group, Inc.*	55,800	1,537,290
Knight Transportation, Inc.(a)	49,950	851,647
Pacer International, Inc.	19,100	568,607
Vitran Corp., Inc.*	28,100	488,097

		7,175,566

Trucking & Leasing—0.5%
GATX Corp.(a)	35,100	1,520,883

		41,036,012

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
TECHNOLOGY—11.8%
Computers—2.3%
BISYS Group, Inc.*	79,300	$1,023,763
Brocade Communications Systems, Inc.*(a)	189,500	1,555,795
Hutchinson Technology, Inc.*(a)	11,700	275,769
Komag, Inc.*(a)	22,400	848,512
Kronos, Inc.*	29,700	1,091,178
Manhattan Associates, Inc.*	24,300	730,944
MTS Systems Corp.	13,000	502,060
NYFIX, Inc.*	29,900	188,370
SYKES Enterprises, Inc.*	35,600	627,984

		6,844,375

Semiconductors—4.1%
ATMI, Inc.*	29,900	912,847
Cypress Semiconductor Corp.*(a)	68,800	1,160,656
Diodes, Inc.*(a)	41,100	1,458,228
Emulex Corp.*	24,670	481,311
Micrel, Inc.*	83,000	894,740
Semtech Corp.*	83,100	1,086,117
SiRF Technology Holdings, Inc.*(a)	39,400	1,005,488
Varian Semiconductor Equipment Associates, Inc.*	119,650	5,446,468

		12,445,855

Software—5.4%
Activision, Inc.*(a)	100,000	1,724,000
Altiris, Inc.*	36,500	926,370
Ansys, Inc.*	32,800	1,426,472
CSG Systems International, Inc.*(a)	32,900	879,417
Eclipsys Corp.*(a)	15,071	309,860
Hyperion Solutions Corp.*	27,800	999,132
Nuance Communications, Inc.*(a)	108,600	1,244,556
Omnicell, Inc.*	38,400	715,392
Open Solutions, Inc.*	37,400	1,407,736
Quest Software, Inc.*	30,900	452,685
Red Hat, Inc.*(a)	95,400	2,194,200
Smith Micro Software, Inc.*(a)	67,800	962,082
SYNNEX Corp.*	13,900	304,966
Take-Two Interactive Software, Inc.*(a)	28,350	503,496
THQ, Inc.*(a)	35,300	1,147,956
Trident Microsystems, Inc.*(a)	73,400	1,334,412

		16,532,732

		35,822,962

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2006

	Shares	Value
UTILITIES—2.3%
Electric—1.3%
El Paso Electric Co.*	47,900	$1,167,323
Idacorp, Inc.	26,100	1,008,765
PNM Resources, Inc.	61,400	1,909,540

		4,085,628

Gas—1.0%
SEMCO Energy, Inc.*	84,400	514,840
South Jersey Industries, Inc.	28,100	938,821
UGI Corp.	55,600	1,516,768

		2,970,429

		7,056,057

TOTAL COMMON STOCK (cost $242,406,518)		280,173,821

PREFERRED STOCK—0.1%
Nyfix, Inc.	45,000	255,150

TOTAL PREFERRED STOCK (cost $209,250)		255,150

INVESTMENT FUNDS—3.2%
Affiliated Fund—3.2%
State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund(b) (cost $9,215,376)	204,670	9,572,415

	Units
SHORT-TERM INVESTMENTS—32.5%
Affiliated Funds—32.5%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	8,984,342	8,984,342
State Street Quality D Short Term Investment Fund(b)(c)	89,893,523	89,893,523

TOTAL SHORT-TERM INVESTMENTS (cost $98,877,865)		98,877,865

TOTAL INVESTMENTS—128.0% (cost $350,709,009)		388,879,251
Liabilities in excess of other assets—(28.0)%		(85,094,856)

NET ASSETS—100.0%		$303,784,395

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American	Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

December 31, 2006
Assets
Investments in affiliated fund, at fair value:
State Street Bank ABA Members/Pooled Stable Asset Fund Trust (cost $848,305,631 and units of 848,305,631)	$841,217,115
Receivable for fund units sold .	943,720

Total assets	842,160,835

Liabilities
Payable for fund units redeemed	2,816,922
State Street Bank and Trust Company—program fee payable	249,762
Trustee, management and administration fees payable	66,294
ABA Retirement Funds—program fee payable	30,399
Other accruals	243,814

Total liabilities	3,407,191

Net Assets at fair value	838,753,644
Adjustment from fair value to contract value for fully benefit responsive contracts	7,088,516

Net Assets (equivalent to $31.86 per unit based on 26,552,729 units outstanding)	$845,842,160

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

For the year ended December 31, 2006
Interest income	$40,516,816

Expenses
State Street Bank and Trust Company—program fee	2,965,345
ABA Retirement Funds—program fee	371,623
Trustee, management and administration fees	804,806
Reports to unitholders	144,248
Legal and audit fees	255,852
Compliance consultant fees	283,536
Registration fees	30,734
Other fees	128,150

Total expenses	4,984,294

Net investment income and net increase in net assets resulting from operations	$35,532,522

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2005	2006
From operations
Net investment income and net increase in net assets resulting from operations	$30,039,377	$35,532,522

From unitholder transactions
Proceeds from units issued	240,485,501	236,673,256
Cost of units redeemed	(264,354,781)	(296,863,772)

Net decrease in net assets resulting from unitholder transactions	(23,869,280)	(60,190,516)

Net increase (decrease) in net assets	6,170,097	(24,657,994)
Net Assets
Beginning of year	864,330,057	870,500,154

End of year	$870,500,154	$845,842,160

Number of units
Outstanding-beginning of year	29,243,928	28,463,595
Issued	8,013,464	7,589,126
Redeemed	(8,793,797)	(9,499,992)

Outstanding-end of year	28,463,595	26,552,729

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2002*	2003	2004	2005	2006
Investment income†	$1.24	$1.03	$0.98	$1.18	$1.45
Net expenses(†)††	(0.14)	(0.14)	(0.14)	(0.16)	(0.17)

Net investment income	1.10	0.89	0.84	1.02	1.28
Distributions of net investment income	(0.67)	—	—	—	—

Net increase in unit value	0.43	0.89	0.84	1.02	1.28
Net asset value at beginning of year	27.40	27.83	28.72	29.56	30.58

Net asset value at end of year	$27.83	$28.72	$29.56	$30.58	$31.86

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.52%	0.51%	0.50%	0.52%	0.57%
Ratio of net investment income to average net assets	4.03%	3.14%	2.88%	3.42%	4.07%
Total return	4.12%	3.20%	2.92%	3.45%	4.19%
Net assets at end of year (in thousands)	$891,342	$882,346	$864,330	$870,500	$845,842

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
*	Since July 25, 2002, the Fund no longer seeks to maintain a net asset value of $1.00 per unit and net income and realized gains, if any, will be retained by the Fund. The units of the Stable Asset Return Fund were subject to a reverse split (27.4 to 1) effective July 15, 2002.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2006

UNITS OF COLLECTIVE INVESTMENT FUND
State Street Bank ABA Member/Pooled Stable Asset Fund Trust
(“SAFT”) (Units 848,305,631) ** (a)	$848,305,631

TOTAL INVESTMENTS (Cost $848,305,631) (101.1%)	848,305,631
LIABILITIES IN EXCESS OF OTHER ASSETS (-1.1%)	(2,463,471)

NET ASSETS (100.0%)	$845,842,160

(a) Stable Asset Return Fund holds 100.0% of SAFT which holds the following investments:

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2006

Investment Contracts (24.16%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment To Reflect Contract Value	Investments at Contract Value
GENWORTH LIFE INSURANCE COMPANY	AA-	GS3798GECA	6/15/2007	Fixed	3.25	$2,260,649	$0	$21,797	$2,282,446
GENWORTH LIFE INSURANCE COMPANY	AA-	GS3798GECA-02	7/6/2010	Fixed	4.60	16,803,369	0	265,844	17,069,213
GENWORTH LIFE AND ANNUITY INSURANCE COMPANY	AA	GS3889	8/4/2009	Fixed	4.09	14,471,919	0	353,890	14,825,809
GENWORTH LIFE AND ANNUITY INSURANCE COMPANY	AA	GS3889-2	12/1/2009	Fixed	4.12	17,992,820	0	471,525	18,464,345
ING USA ANNUITY AND LIFE INS. CO.	AA	IUS0194	2/3/2009	Fixed	4.09	15,652,568	0	283,153	15,935,721
JACKSON NATIONAL LIFE INSURANCE CO	AA	G-1349-2	9/8/2009	Fixed	3.76	12,628,540	0	382,602	13,011,142
JACKSON NATIONAL LIFE INSURANCE CO	AA	G-1349-3	1/5/2010	Fixed	4.68	8,580,606	0	87,406	8,668,012
JACKSON NATIONAL LIFE INSURANCE CO	AA	G-1349-4	10/6/2009	Fixed	4.43	16,932,844	0	275,384	17,208,228
METROPOLITAN LIFE	A	GAC-118415	3/15/2007	Fixed	3.44	2,311,286	0	9,714	2,321,000
METROPOLITAN LIFE	A	GAC-118453	7/16/2007	Fixed	3.59	3,453,722	0	32,229	3,485,951
METROPOLITAN LIFE	A	GAC-29396	9/7/2010	Fixed	4.59	15,612,079	0	274,412	15,886,491
NEW YORK LIFE CO.	AA	GA-30886-004	5/15/2007	Fixed	3.89	2,374,642	0	12,681	2,387,323
PRINCIPAL LIFE INSURANCE	AA-	4-24284-11	8/15/2007	Fixed	3.32	6,759,230	0	60,867	6,820,097
PROTECTIVE LIFE INSURANCE CO.	AA	GA-1806	9/17/2007	Fixed	3.49	6,817,400	0	50,216	6,867,616
PROTECTIVE LIFE INSURANCE CO.	AA	GA-1822	11/15/2007	Fixed	3.23	6,718,774	0	61,649	6,780,423
TRANSAMERICA OCCIDENTAL LIFE INS	AA	SV04371Q	3/3/2009	Fixed	4.37	18,761,888	0	243,096	19,004,984
TRANSAMERICA OCCIDENTAL LIFE INS	AA	SV04391Q	11/4/2008	Fixed	4.38	4,953,132	0	61,205	5,014,337
TRANSAMERICA OCCIDENTAL LIFE INS	AA	SV04419Q	8/5/2008	Fixed	4.01	8,673,523	0	130,032	8,803,555
UNITED OF OMAHA INSURANCE CO	AA+	SDGA-12976	2/8/2008	Fixed	3.76	10,873,100	0	172,790	11,045,890
UNITED OF OMAHA INSURANCE CO	AA+	SDGA-12976-2	5/4/2010	Fixed	4.35	8,923,762	0	171,515	9,095,277

Total Investment Contracts						$201,555,853	$0	$3,422,007	$204,977,860

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2006

Global Wrap Synthetic Investment Contracts (56.16%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate	Description	Underlying Securities Principal	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment To Reflect Contract Value	Investments at Contract Value
BANK OF AMERICA NT & SA	Aa1	02-085	GW	Variable	5.126				$118,182,522	$0	$913,693	$119,096,215

						AMCAR 2005-CF A4	3,875,000	4.630	3,848,825
						BACM 2002-2 A1	311,752	3.366	310,586
						BSCMS 2002-PBW1 A1	1,244,697	3.970	1,219,114
						BSCMS 2003-T10 A1	922,051	4.000	893,877
						BSCMS 2005-T20 A1	3,231,632	4.940	3,219,603
						CWL 2005-16 2AF3	1,525,000	5.669	1,531,335
						CWALT 2005-43 1A1	1,945,545	5.358	1,934,590
						CWHL 2006-HYB2 3A1	97,967	5.573	98,454
						CARAT 2006-2 A1	1,065,000	5.340	1,067,844
						CXHE 2004-C AF3	334,435	4.020	333,486
						CXHE 2004-C AF4	564,250	5.080	558,570
						CCMSC 2000-1 A2	1,391,663	7.757	1,477,125
						CMSI 2006-2 1A7	1,099,243	5.750	1,112,079
						CSFB 2002-CKP1 A2	404,814	6.221	415,025
						CSFB 2003-CPN1 A1	1,353,650	3.727	1,311,048
						CSFB 2003-C3 A2	871,250	2.843	846,088
						CSFB 2003-C3 A3	468,000	3.382	444,604
						CSFB 2003-C5 A2	1,510,000	3.808	1,478,123
						CSFB 2003-C5 A3	936,000	4.429	913,785
						CSFB 2004-C3 A3	1,702,750	4.302	1,670,426
						DLJCM 1999-CG3 A1B	518,750	7.340	546,427
						FHLB 4S-2012 1	196,407	4.840	192,270
						FHR 2630 AE	2,500,000	3.500	2,407,069
						FNW 2003-W16 AF4	81,209	4.063	81,282
						FHR 2639 HC	1,407,942	3.500	1,368,927
						FNR 2005-8 CA	1,284,812	5.000	1,267,561
						FNR 2004-83 AB	2,360,927	4.500	2,300,737
						FHR 2687 PM	714,250	4.500	704,745
						FHR 2702 DE	1,315,168	5.500	1,321,648
						FNR 2005-100 BA	2,983,591	5.500	2,993,933
						FHR 2902 QC	94,500	5.500	95,037
						FHR 2980 LC	837,500	5.500	835,981

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2006

Global Wrap Synthetic Investment Contracts (56.16%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate	Description	Underlying Securities Principal	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment To Reflect Contract Value	Investments at Contract Value
BANK OF AMERICA NT & SA (continued)	Aa1	02-085	GW	Variable	5.126
						FHR 2984 NB	326,907	5.500	328,219
						FHRR R003 AG	3,032,563	5.125	3,015,040
						FHR 3072 A	3,579,132	5.500	3,591,266
						FN 791030	1,146,892	4.530	1,137,480
						GEEMT 2006-1 A1	878,750	5.301	880,923
						GMACC 1999-C2 A2	1,069,799	6.945	1,107,785
						GMACC 2000-C3 A1	557,122	6.650	566,499
						GECMC 2003-C1 A1	1,219,579	3.091	1,196,654
						GECMC 2005-C2 A2	1,009,250	4.706	997,045
						HFCHC 2006-3 A1F	2,547,473	5.980	2,558,306
						HAT 2006-3 A1	1,129,388	5.362	1,132,065
						JPMCC 2003-LN1 A1	2,403,175	4.134	2,331,600
						JPMCC 2003-C1 A1	1,496,019	4.275	1,463,422
						JPMCC 2004-LN2 A1	716,459	4.475	700,335
						JPALT 2006-S2 A1A	1,852,392	5.500	1,844,089
						LBUBS 2001-C3 A1	988,782	6.058	1,006,716
						MLMT 2004-KEY2 A2	436,750	4.166	424,308
						MLMT 2005-CIP1 A2	500,000	4.960	497,418
						MSC 2005-IQ10 A2	2,152,250	5.126	2,152,725
						MSC 2004-IQ7 A2	936,000	5.020	932,655
						MSM 2005-1 3A1	1,801,185	5.000	1,798,156
						MSM 2005-1 3A2	1,205,308	5.250	1,188,309
						PNCMA 2000-C2 A1	69,250	7.050	69,718
						KEY 2000-C1 A2	2,581,566	7.727	2,748,542
						RAMC 2006-4 AF1	2,535,000	5.545	2,538,805
						RASC 2003-KS10 AI4	1,138,411	4.470	1,126,622
						RASC 2003-KS11 AI4	766,355	4.510	759,949
						RALI 2005-QA13 3A1	319,404	6.033	324,175
						SBM7 2000-C3 A1	848,051	6.341	855,805
						TAROT 2006-C A1	1,356,037	5.341	1,360,279
						TAROT 2005-A A4	2,000,000	4.220	1,969,491
						WBCMT 2003-C9 A3	485,000	4.608	474,686

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2006

Global Wrap Synthetic Investment Contracts (56.16%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate	Description	Underlying Securities Principal	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment To Reflect Contract Value	Investments at Contract Value
BANK OF AMERICA NT & SA (continued)	Aa1	02-085	GW	Variable	5.126
						WFMBS 2003-F A1	347,467	4.891	340,848
						WFMBS 2006-AR3 A3	520,900	5.713	524,974
						WFMBS 2006-AR13 A3	3,340,160	5.757	3,356,507
						SSGA COM MORTGAGE BACKED INDEX (CMBS)	280,362		4,641,672
						SSGA MORTGAGE BACKED INDEX SL (CME5)	944,967		18,352,198
						SSGA ASSET BACKED INDEX (CME6)	496,831		9,087,031

JP MORGAN CHASE	Aa3	AABA06	GW	Variable	5.131				$118,182,522	$0	$913,517	$119,096,039

						AMCAR 2005-CF A4	3,875,000	4.630	3,848,825
						BACM 2002-2 A1	311,752	3.366	310,586
						BSCMS 2002-PBW1 A1	1,244,697	3.970	1,219,114
						BSCMS 2003-T10 A1	922,051	4.000	893,877
						BSCMS 2005-T20 A1	3,231,632	4.940	3,219,603
						CWL 2005-16 2AF3	1,525,000	5.669	1,531,335
						CWALT 2005-43 1A1	1,945,545	5.358	1,934,590
						CWHL 2006-HYB2 3A1	97,967	5.573	98,454
						CARAT 2006-2 A1	1,065,000	5.340	1,067,844
						CXHE 2004-C AF3	334,435	4.020	333,486
						CXHE 2004-C AF4	564,250	5.080	558,570
						CCMSC 2000-1 A2	1,391,663	7.757	1,477,125
						CMSI 2006-2 1A7	1,099,243	5.750	1,112,079
						CSFB 2002-CKP1 A2	404,814	6.221	415,025
						CSFB 2003-CPN1 A1	1,353,650	3.727	1,311,048
						CSFB 2003-C3 A2	871,250	2.843	846,088
						CSFB 2003-C3 A3	468,000	3.382	444,604
						CSFB 2003-C5 A2	1,510,000	3.808	1,478,123
						CSFB 2003-C5 A3	936,000	4.429	913,785
						CSFB 2004-C3 A3	1,702,750	4.302	1,670,426
						DLJCM 1999-CG3 A1B	518,750	7.340	546,427

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2006

Global Wrap Synthetic Investment Contracts (56.16%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate	Description	Underlying Securities Principal	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment To Reflect Contract Value	Investments at Contract Value
JP MORGAN CHASE (continued)	Aa3	AABA06	GW	Variable	5.131
						FHLB 4S-2012 1	196,407	4.840	192,270
						FHR 2630 AE	2,500,000	3.500	2,407,069
						FNW 2003-W16 AF4	81,209	4.063	81,282
						FHR 2639 HC	1,407,942	3.500	1,368,927
						FNR 2005-8 CA	1,284,812	5.000	1,267,561
						FNR 2004-83 AB	2,360,927	4.500	2,300,737
						FHR 2687 PM	714,250	4.500	704,745
						FHR 2702 DE	1,315,168	5.500	1,321,648
						FNR 2005-100 BA	2,983,591	5.500	2,993,933
						FHR 2902 QC	94,500	5.500	95,037
						FHR 2980 LC	837,500	5.500	835,981
						FHR 2984 NB	326,907	5.500	328,219
						FHRR R003 AG	3,032,563	5.125	3,015,040
						FHR 3072 A	3,579,132	5.500	3,591,266
						FN 791030	1,146,892	4.530	1,137,480
						GEEMT 2006-1 A1	878,750	5.301	880,923
						GMACC 1999-C2 A2	1,069,799	6.945	1,107,785
						GMACC 2000-C3 A1	557,122	6.650	566,499
						GECMC 2003-C1 A1	1,219,579	3.091	1,196,654
						GECMC 2005-C2 A2	1,009,250	4.706	997,045
						HFCHC 2006-3 A1F	2,547,473	5.980	2,558,306
						HAT 2006-3 A1	1,129,388	5.362	1,132,065
						JPMCC 2003-LN1 A1	2,403,175	4.134	2,331,600
						JPMCC 2003-C1 A1	1,496,019	4.275	1,463,422
						JPMCC 2004-LN2 A1	716,459	4.475	700,335
						JPALT 2006-S2 A1A	1,852,392	5.500	1,844,089
						LBUBS 2001-C3 A1	988,782	6.058	1,006,716
						MLMT 2004-KEY2 A2	436,750	4.166	424,308
						MLMT 2005-CIP1 A2	500,000	4.960	497,418
						MSC 2005-IQ10 A2	2,152,250	5.126	2,152,725
						MSC 2004-IQ7 A2	936,000	5.020	932,655
						MSM 2005-1 3A1	1,801,185	5.000	1,798,156

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2006

Global Wrap Synthetic Investment Contracts (56.16%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate	Description	Underlying Securities Principal	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment To Reflect Contract Value	Investments at Contract Value
JP MORGAN CHASE (continued)	Aa3	AABA06	GW	Variable	5.131
						MSM 2005-1 3A2	1,205,308	5.250	1,188,309
						PNCMA 2000-C2 A1	69,250	7.050	69,718
						KEY 2000-C1 A2	2,581,566	7.727	2,748,542
						RAMC 2006-4 AF1	2,535,000	5.545	2,538,805
						RASC 2003-KS10 AI4	1,138,411	4.470	1,126,622
						RASC 2003-KS11 AI4	766,355	4.510	759,949
						RALI 2005-QA13 3A1	319,404	6.033	324,175
						SBM7 2000-C3 A1	848,051	6.341	855,805
						TAROT 2006-C A1	1,356,037	5.341	1,360,279
						TAROT 2005-A A4	2,000,000	4.220	1,969,491
						WBCMT 2003-C9 A3	485,000	4.608	474,686
						WFMBS 2003-F A1	347,467	4.891	340,848
						WFMBS 2006-AR3 A3	520,900	5.713	524,974
						WFMBS 2006-AR13 A3	3,340,160	5.757	3,356,507
						SSGA COM MORTGAGE BACKED INDEX (CMBS)	280,362		4,641,672
						SSGA MORTGAGE BACKED INDEX SL (CME5)	944,967		18,352,198
						SSGA ASSET BACKED INDEX (CME6)	496,831		9,087,031

ROYAL BANK OF CANADA	Aa2	SSABRA01	GW	Variable	5.129				$118,182,522	$0	$919,375	$119,101,897

						AMCAR 2005-CF A4	3,875,000	4.630	3,848,825
						BACM 2002-2 A1	311,752	3.366	310,586
						BSCMS 2002-PBW1 A1	1,244,697	3.970	1,219,114
						BSCMS 2003-T10 A1	922,051	4.000	893,877
						BSCMS 2005-T20 A1	3,231,632	4.940	3,219,603
						CWL 2005-16 2AF3	1,525,000	5.669	1,531,335
						CWALT 2005-43 1A1	1,945,545	5.358	1,934,590
						CWHL 2006-HYB2 3A1	97,967	5.573	98,454
						CARAT 2006-2 A1	1,065,000	5.340	1,067,844

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2006

Global Wrap Synthetic Investment Contracts (56.16%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate	Description	Underlying Securities Principal	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment To Reflect Contract Value	Investments at Contract Value
ROYAL BANK OF CANADA (continued)	Aa2	SSABRA01	GW	Variable	5.129	CXHE 2004-C AF3	334,435	4.020	333,486
						CXHE 2004-C AF4	564,250	5.080	558,570
						CCMSC 2000-1 A2	1,391,663	7.757	1,477,125
						CMSI 2006-2 1A7	1,099,243	5.750	1,112,079
						CSFB 2002-CKP1 A2	404,814	6.221	415,025
						CSFB 2003-CPN1 A1	1,353,650	3.727	1,311,048
						CSFB 2003-C3 A2	871,250	2.843	846,088
						CSFB 2003-C3 A3	468,000	3.382	444,604
						CSFB 2003-C5 A2	1,510,000	3.808	1,478,123
						CSFB 2003-C5 A3	936,000	4.429	913,785
						CSFB 2004-C3 A3	1,702,750	4.302	1,670,426
						DLJCM 1999-CG3 A1B	518,750	7.340	546,427
						FHLB 4S-2012 1	196,407	4.840	192,270
						FHR 2630 AE	2,500,000	3.500	2,407,069
						FNW 2003-W16 AF4	81,209	4.063	81,282
						FHR 2639 HC	1,407,942	3.500	1,368,927
						FNR 2005-8 CA	1,284,812	5.000	1,267,561
						FNR 2004-83 AB	2,360,927	4.500	2,300,737
						FHR 2687 PM	714,250	4.500	704,745
						FHR 2702 DE	1,315,168	5.500	1,321,648
						FNR 2005-100 BA	2,983,591	5.500	2,993,933
						FHR 2902 QC	94,500	5.500	95,037
						FHR 2980 LC	837,500	5.500	835,981
						FHR 2984 NB	326,907	5.500	328,219
						FHRR R003 AG	3,032,563	5.125	3,015,040
						FHR 3072 A	3,579,132	5.500	3,591,266
						FN 791030	1,146,892	4.530	1,137,480
						GEEMT 2006-1 A1	878,750	5.301	880,923
						GMACC 1999-C2 A2	1,069,799	6.945	1,107,785
						GMACC 2000-C3 A1	557,122	6.650	566,499
						GECMC 2003-C1 A1	1,219,579	3.091	1,196,654
						GECMC 2005-C2 A2	1,009,250	4.706	997,045

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2006

Global Wrap Synthetic Investment Contracts (56.16%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate	Description	Underlying Securities Principal	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment To Reflect Contract Value	Investments at Contract Value
ROYAL BANK OF CANADA (continued)	Aa2	SSABRA01	GW	Variable	5.129	HFCHC 2006-3 A1F	2,547,473	5.980	2,558,306
						HAT 2006-3 A1	1,129,388	5.362	1,132,065
						JPMCC 2003-LN1 A1	2,403,175	4.134	2,331,600
						JPMCC 2003-C1 A1	1,496,019	4.275	1,463,422
						JPMCC 2004-LN2 A1	716,459	4.475	700,335
						JPALT 2006-S2 A1A	1,852,392	5.500	1,844,089
						LBUBS 2001-C3 A1	988,782	6.058	1,006,716
						MLMT 2004-KEY2 A2	436,750	4.166	424,308
						MLMT 2005-CIP1 A2	500,000	4.960	497,418
						MSC 2005-IQ10 A2	2,152,250	5.126	2,152,725
						MSC 2004-IQ7 A2	936,000	5.020	932,655
						MSM 2005-1 3A1	1,801,185	5.000	1,798,156
						MSM 2005-1 3A2	1,205,308	5.250	1,188,309
						PNCMA 2000-C2 A1	69,250	7.050	69,718
						KEY 2000-C1 A2	2,581,566	7.727	2,748,542
						RAMC 2006-4 AF1	2,535,000	5.545	2,538,805
						RASC 2003-KS10 AI4	1,138,411	4.470	1,126,622
						RASC 2003-KS11 AI4	766,355	4.510	759,949
						RALI 2005-QA13 3A1	319,404	6.033	324,175
						SBM7 2000-C3 A1	848,051	6.341	855,805
						TAROT 2006-C A1	1,356,037	5.341	1,360,279
						TAROT 2005-A A4	2,000,000	4.220	1,969,491
						WBCMT 2003-C9 A3	485,000	4.608	474,686
						WFMBS 2003-F A1	347,467	4.891	340,848
						WFMBS 2006-AR3 A3	520,900	5.713	524,974
						WFMBS 2006-AR13 A3	3,340,160	5.757	3,356,507
						SSGA COM MORTGAGE BACKED INDEX (CMBS)	280,362		4,641,672
						SSGA MORTGAGE BACKED INDEX SL (CME5)	944,967		18,352,198
						SSGA ASSET BACKED INDEX (CME6)	496,831		9,087,031

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2006

Global Wrap Synthetic Investment Contracts (56.16%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate	Description	Underlying Securities Principal	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment To Reflect Contract Value	Investments at Contract Value
UNION BANK OF SWITZERLAND	Aa2	4264	GW	Variable	5.119				$118,182,522	$0	$919,924	$119,102,446

						AMCAR 2005-CF A4	3,875,000	4.630	3,848,825
						BACM 2002-2 A1	311,752	3.366	310,586
						BSCMS 2002-PBW1 A1	1,244,697	3.970	1,219,114
						BSCMS 2003-T10 A1	922,051	4.000	893,877
						BSCMS 2005-T20 A1	3,231,632	4.940	3,219,603
						CWL 2005-16 2AF3	1,525,000	5.669	1,531,335
						CWALT 2005-43 1A1	1,945,545	5.358	1,934,590
						CWHL 2006-HYB2 3A1	97,967	5.573	98,454
						CARAT 2006-2 A1	1,065,000	5.340	1,067,844
						CXHE 2004-C AF3	334,435	4.020	333,486
						CXHE 2004-C AF4	564,250	5.080	558,570
						CCMSC 2000-1 A2	1,391,663	7.757	1,477,125
						CMSI 2006-2 1A7	1,099,243	5.750	1,112,079
						CSFB 2002-CKP1 A2	404,814	6.221	415,025
						CSFB 2003-CPN1 A1	1,353,650	3.727	1,311,048
						CSFB 2003-C3 A2	871,250	2.843	846,088
						CSFB 2003-C3 A3	468,000	3.382	444,604
						CSFB 2003-C5 A2	1,510,000	3.808	1,478,123
						CSFB 2003-C5 A3	936,000	4.429	913,785
						CSFB 2004-C3 A3	1,702,750	4.302	1,670,426
						DLJCM 1999-CG3 A1B	518,750	7.340	546,427
						FHLB 4S-2012 1	196,407	4.840	192,270
						FHR 2630 AE	2,500,000	3.500	2,407,069
						FNW 2003-W16 AF4	81,209	4.063	81,282
						FHR 2639 HC	1,407,942	3.500	1,368,927
						FNR 2005-8 CA	1,284,812	5.000	1,267,561
						FNR 2004-83 AB	2,360,927	4.500	2,300,737
						FHR 2687 PM	714,250	4.500	704,745
						FHR 2702 DE	1,315,168	5.500	1,321,648
						FNR 2005-100 BA	2,983,591	5.500	2,993,933
						FHR 2902 QC	94,500	5.500	95,037
						FHR 2980 LC	837,500	5.500	835,981

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2006

Global Wrap Synthetic Investment Contracts (56.16%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate	Description	Underlying Securities Principal	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment To Reflect Contract Value	Investments at Contract Value
UNION BANK OF SWITZERLAND (continued)	Aa2	4264	GW	Variable	5.119	FHR 2984 NB	326,907	5.500	328,219
						FHRR R003 AG	3,032,563	5.125	3,015,040
						FHR 3072 A	3,579,132	5.500	3,591,266
						FN 791030	1,146,892	4.530	1,137,480
						GEEMT 2006-1 A1	878,750	5.301	880,923
						GMACC 1999-C2 A2	1,069,799	6.945	1,107,785
						GMACC 2000-C3 A1	557,122	6.650	566,499
						GECMC 2003-C1 A1	1,219,579	3.091	1,196,654
						GECMC 2005-C2 A2	1,009,250	4.706	997,045
						HFCHC 2006-3 A1F	2,547,473	5.980	2,558,306
						HAT 2006-3 A1	1,129,388	5.362	1,132,065
						JPMCC 2003-LN1 A1	2,403,175	4.134	2,331,600
						JPMCC 2003-C1 A1	1,496,019	4.275	1,463,422
						JPMCC 2004-LN2 A1	716,459	4.475	700,335
						JPALT 2006-S2 A1A	1,852,392	5.500	1,844,089
						LBUBS 2001-C3 A1	988,782	6.058	1,006,716
						MLMT 2004-KEY2 A2	436,750	4.166	424,308
						MLMT 2005-CIP1 A2	500,000	4.960	497,418
						MSC 2005-IQ10 A2	2,152,250	5.126	2,152,725
						MSC 2004-IQ7 A2	936,000	5.020	932,655
						MSM 2005-1 3A1	1,801,185	5.000	1,798,156
						MSM 2005-1 3A2	1,205,308	5.250	1,188,309
						PNCMA 2000-C2 A1	69,250	7.050	69,718
						KEY 2000-C1 A2	2,581,566	7.727	2,748,542
						RAMC 2006-4 AF1	2,535,000	5.545	2,538,805
						RASC 2003-KS10 AI4	1,138,411	4.470	1,126,622
						RASC 2003-KS11 AI4	766,355	4.510	759,949
						RALI 2005-QA13 3A1	319,404	6.033	324,175
						SBM7 2000-C3 A1	848,051	6.341	855,805
						TAROT 2006-C A1	1,356,037	5.341	1,360,279
						TAROT 2005-A A4	2,000,000	4.220	1,969,491

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2006

Global Wrap Synthetic Investment Contracts (56.16%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate	Description	Underlying Securities Principal	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment To Reflect Contract Value	Investments at Contract Value
UNION BANK OF SWITZERLAND (continued)	Aa2	4264	GW	Variable	5.119	WBCMT 2003-C9 A3	485,000	4.608	474,686
						WFMBS 2003-F A1	347,467	4.891	340,848
						WFMBS 2006-AR3 A3	520,900	5.713	524,974
						WFMBS 2006-AR13 A3	3,340,160	5.757	3,356,507
						SSGA COM MORTGAGE BACKED INDEX (CMBS)	280,362		4,641,672
						SSGA MORTGAGE BACKED INDEX SL (CME5)	944,967		18,352,198
						SSGA ASSET BACKED INDEX (CME6)	496,831		9,087,031

Total Global Wrap Synthetic Investment Contracts									472,730,088	0	3,666,509	476,396,597

Short Term Investments (19.68%)		Units							Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment To Reflect Contract Value	Investments at Contract Value
State Street Bank Yield Enhanced Short Term Invesment Fund**		166,943,298							166,943,298	0	0	166,943,298

Total Investments (100%)									$841,229,239	$0	$7,088,516	$848,317,755

GW Global wrap synthetic investment contract which holds multiple underlying securities with various maturity dates. Underlying securities amounts shown represent pro rata holdings.

**	Collective Investment Fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Statement of Assets and Liabilities

December 31, 2006
ASSETS

American Bar Association Members/State Street Collective Trust investment funds, at value
Stable Asset Return Fund (cost $19,293,903 and units of 651,814)	$20,763,655
Intermediate Bond Fund (cost $22,665,772 and units of 1,219,009)	24,224,264
Large-Cap Value Equity Fund (cost $3,605,163 and units of 109,428)	4,844,853
Large-Cap Growth Equity Fund (cost $4,081,050 and units of 90,531)	4,844,853
Index Equity Fund (cost $7,669,564 and units of 263,875)	9,689,706
International Equity Fund (cost $3,458,991 and units of 155,486)	4,844,853
Receivable for collective investments sold	368,492
Receivable for portfolio units sold	106,496

Total assets	69,687,172

LIABILITIES
Payable for portfolio units redeemed	474,988

Total liabilities	474,988

Net Assets (equivalent to $21.83 per unit based on 3,171,123 units outstanding)	$69,212,184

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Statement of Operations

For the year ended December 31, 2006
Investment income	$—

Net realized and unrealized gain on collective investment funds:
Net realized gain	3,888,967
Change in net unrealized appreciation (depreciation)	1,618,795

Net realized and unrealized gain	5,507,762

Net increase in net assets resulting from operations	$5,507,762

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Statement of Changes in Net Assets

	For the years ended December 31,
	2005	2006
From operations
Net investment income	$—	$—
Net realized gain on investments	3,306,405	3,888,967
Change in net unrealized appreciation (depreciation)	(485,603)	1,618,795

Net increase in net assets resulting from operations	2,820,802	5,507,762

From unitholder transactions
Proceeds from units issued	20,609,622	17,711,249
Cost of units redeemed	(15,522,861)	(17,977,863)

Net increase (decrease) in net assets resulting from unitholder transactions	5,086,761	(266,614)

Net increase in net assets	7,907,563	5,241,148

Net Assets
Beginning of year	56,063,473	63,971,036

End of year	$63,971,036	$69,212,184

Number of units
Outstanding—beginning of year	2,910,075	3,177,803
Issued	1,057,197	853,482
Redeemed	(789,469)	(860,162)

Outstanding—end of year	3,177,803	3,171,123

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Financial Highlights

(For a unit outstanding throughout the year)

	2002	2003	2004	2005	2006
Investment income	$—	$—	$—	$—	$—
Net expenses††	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(0.44)	2.05	1.22	0.86	1.70

Net increase (decrease) in unit value	(0.44)	2.05	1.22	0.86	1.70
Net asset value at beginning of year	16.44	16.00	18.05	19.27	20.13

Net asset value at end of year	$16.00	$18.05	$19.27	$20.13	$21.83

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.00%	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Portfolio turnover†	40%	22%	18%	22%	21%
Total return	(2.68)%	12.81%	6.76%	4.46%	8.45%
Net assets at end of year (in thousands)	$34,365	$47,731	$56,063	$63,971	$69,212

†	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.
††	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Statement of Assets and Liabilities

December 31, 2006
ASSETS

American Bar Association Members/State Street Collective Trust investment funds, at value
Stable Asset Return Fund (cost $23,646,234 and units of 799,764)	$25,476,627
Intermediate Bond Fund (cost $71,559,487 and units of 3,846,091)	76,429,882
Large-Cap Value Equity Fund (cost $15,802,492 and units of 517,882)	22,928,965
Large-Cap Growth Equity Fund (cost $18,476,501 and units of 428,451)	22,928,965
Index Equity Fund (cost $43,392,372 and units of 1,595,725)	58,596,243
Mid-Cap Value Equity Fund (cost $3,981,746 and units of 306,232)	5,095,325
Mid-Cap Growth Equity Fund (cost $4,240,906 and units of 226,392)	5,095,325
International Equity Fund (cost $25,026,784 and units of 1,226,432)	38,214,941
Receivable for portfolio units sold	459,295
Receivable for collective investments sold	63,908

Total assets	255,289,476

LIABILITIES

Payable for portfolio units redeemed	523,203

Total liabilities	523,203

Net assets (equivalent to $24.35 per unit based on 10,464,807 units outstanding)	$254,766,273

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Statement of Operations

For the year ended December 31, 2006
Investment income	$—

Net realized and unrealized gain on collective investment funds:
Net realized gain	15,351,899
Change in net unrealized appreciation (depreciation)	12,542,850

Net realized and unrealized gain	27,894,749

Net increase in net assets resulting from operations	$27,894,749

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Statement of Changes in Net Assets

	For the years ended December 31,
	2005	2006
From operations
Net investment income	$—	$—
Net realized gain on investments	9,249,796	15,351,899
Change in net unrealized appreciation (depreciation)	4,387,473	12,542,850

Net increase in net assets resulting from operations	13,637,269	27,894,749

From unitholder transactions
Proceeds from units issued	70,401,624	59,133,830
Cost of units redeemed	(51,318,996)	(68,504,183)

Net increase (decrease) in net assets resulting from unitholder transactions	19,082,628	(9,370,353)

Net increase in net assets	32,719,897	18,524,396

Net Assets
Beginning of year	203,521,980	236,241,877

End of year	$236,241,877	$254,766,273

Number of units
Outstanding—beginning of year	9,890,662	10,844,908
Issued	3,396,126	2,597,205
Redeemed	(2,441,880)	(2,977,306)

Outstanding—end of year	10,844,908	10,464,807

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Financial Highlights

(For a unit outstanding throughout the year)

	2002	2003	2004	2005	2006
Investment income	$—	$—	$—	$—	$—
Net expenses††	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(1.62)	3.15	1.78	1.20	2.57

Net increase (decrease) in unit value	(1.62)	3.15	1.78	1.20	2.57
Net asset value at beginning of year	17.27	15.65	18.80	20.58	21.78

Net asset value at end of year	$15.65	$18.80	$20.58	$21.78	$24.35

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.00%	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Portfolio turnover†	31%	17%	12%	20%	16%
Total return	(9.38)%	20.13%	9.47%	5.83%	11.80%
Net assets at end of year (in thousands)	$112,021	$156,847	$203,522	$236,242	$254,766

†	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.
††	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Statement of Assets and Liabilities

December 31, 2006
ASSETS

American Bar Association Members/State Street Collective Trust investment funds, at value
Intermediate Bond Fund (cost $26,718,945 and units of 1,429,035)	$28,397,914
Large-Cap Value Equity Fund (cost $16,680,864 and units of 555,885)	24,611,525
Large-Cap Growth Equity Fund (cost $19,812,615 and units of 459,892)	24,611,525
Index Equity Fund (cost $42,163,436 and units of 1,546,695)	56,795,827
Mid-Cap Value Equity Fund (cost $4,358,946 and units of 341,346)	5,679,583
Mid-Cap Growth Equity Fund (cost $4,603,461 and units of 252,351)	5,679,583
Small-Cap Equity Fund (cost $4,763,239 and units of 76,993)	5,679,583
International Equity Fund (cost $23,583,368 and units of 1,215,165)	37,863,885
Receivable for portfolio units sold	296,665
Receivable for collective investments sold	216,346

Total assets	189,832,436

LIABILITIES

Payable for portfolio units redeemed	513,011

Total liabilities	513,011

Net assets (equivalent to $26.37 per unit based on 7,179,561 units outstanding)	$189,319,425

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Statement of Operations

For the year ended December 31, 2006
Investment income	$—

Net realized and unrealized gain on collective investment funds:
Net realized gain	9,498,389
Change in net unrealized appreciation (depreciation)	15,807,205

Net realized and unrealized gain	25,305,594

Net increase in net assets resulting from operations	$25,305,594

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Statement of Changes in Net Assets

	For the years ended December 31,
	2005	2006
From operations
Net investment income	$—	$—
Net realized gain on investments	5,084,101	9,498,389
Change in net unrealized appreciation (depreciation)	6,964,091	15,807,205

Net increase in net assets resulting from operations	12,048,192	25,305,594

From unitholder transactions
Proceeds from units issued	44,374,174	46,651,647
Cost of units redeemed	(38,939,494)	(50,872,434)

Net increase (decrease) in net assets resulting from unitholder transactions	5,434,680	(4,220,787)

Net increase in net assets	17,482,872	21,084,807

Net Assets
Beginning of year	150,751,746	168,234,618

End of year	$168,234,618	$189,319,425

Number of units
Outstanding—beginning of year	7,033,101	7,324,928
Issued	2,055,491	1,918,747
Redeemed	(1,763,664)	(2,064,114)

Outstanding—end of year	7,324,928	7,179,561

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Financial Highlights

(For a unit outstanding throughout the year)

	2002	2003	2004	2005	2006
Investment income	$—	$—	$—	$—	$—
Net expenses††	—	—	—	—	—

Net investment income	—	—	—	—	—
Net realized and unrealized gain (loss)	(3.03)	4.14	2.24	1.54	3.40

Net increase (decrease) in unit value	(3.03)	4.14	2.24	1.54	3.40
Net asset value at beginning of year	18.08	15.05	19.19	21.43	22.97

Net asset value at end of year	$15.05	$19.19	$21.43	$22.97	$26.37

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.00%	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Portfolio turnover†	29%	17%	10%	19%	18%
Total return	(16.76)%	27.51%	11.67%	7.19%	14.80%
Net assets at end of year (in thousands)	$84,328	$122,389	$150,752	$168,235	$189,319

†	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.
††	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2006
ASSETS

Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSgA Age-Based Income Securities Lending Series Fund (cost $11,171,462 and units of 1,021,036)	$11,441,726
Receivable for fund units sold	50,989

Total assets	11,492,715

LIABILITIES

Payable for investments purchased	50,745
State Street Bank and Trust Company—program fee payable	3,153
Retirement Date Fund management fee payable	2,915
Trustee, management and administration fees payable	816
ABA Retirement Funds—program fee payable	374
Payable for fund units redeemed	244
Other accruals	1,987

Total liabilities	60,234

Net assets (equivalent to $10.50 per unit based on 1,088,660 units outstanding)	$11,432,481

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

For the period August 9, 2006(a) to December 31, 2006
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	10,391
Retirement Date Fund management fee	2,915
Trustee, management and administration fees	2,676
ABA Retirement Funds—program fee	1,225
Compliance consultant fees	982
Legal and audit fees	966
Reports to unitholders	500
Registration fees	107
Other fees	474

Total expenses	20,236

Net investment loss	(20,236)

Net realized and unrealized gain on investment in affiliated fund
Net realized gain	72,974
Change in net unrealized appreciation (depreciation)	270,264

Net realized and unrealized gain	343,238

Net increase in net assets resulting from operations	$323,002

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

For the period August 9, 2006(a) to December 31, 2006
From operations
Net investment loss	$(20,236)
Net realized gain	72,974
Change in net unrealized appreciation (depreciation)	270,264

Net increase in net assets resulting from operations	323,002

From unitholder transactions
Proceeds from units issued	16,351,383
Cost of units redeemed	(5,241,904)

Net increase in net assets resulting from unitholder transactions	11,109,479

Net increase in net assets	11,432,481

Net Assets
Beginning of period	—

End of period	$11,432,481

Number of units
Outstanding—beginning of period	—
Issued	1,601,715
Redeemed	(513,055)

Outstanding—end of period	1,088,660

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period August 9, 2006(a) to December 31, 2006
Investment income†	$0.00
Net expenses(†)††	(0.03)

Net investment loss	(0.03)
Net realized and unrealized gain	0.53

Net increase in unit value	0.50
Net asset value at beginning of period	10.00

Net asset value at end of period	$10.50

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*††	0.69%
Ratio of net investment loss to average net assets*	(0.69)%
Portfolio turnover**†††	72%
Total return**	5.00%
Net assets at end of period (in thousands)	$11,432

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2006
ASSETS

Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSgA Age-Based 2010 Securities Lending Series Fund (cost $15,353,359 and units of 1,367,045)	$15,778,439
Receivable for investments sold	844,392
Receivable for fund units sold	6,102

Total assets	16,628,933

LIABILITIES

Payable for fund units redeemed	850,494
State Street Bank and Trust Company—program fee payable	4,934
Retirement Date Fund management fee payable	4,003
Trustee, management and administration fees payable	1,275
ABA Retirement Funds—program fee payable	585
Other accruals	2,807

Total liabilities	864,098

Net assets (equivalent to $12.77 per unit based on 1,234,569 units outstanding)	$15,764,835

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

For the period August 8, 2006(a) to December 31, 2006
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	14,242
Retirement Date Fund management fee	4,003
Trustee, management and administration fees	3,678
ABA Retirement Funds—program fee	1,684
Compliance consultant fees	1,349
Legal and audit fees	1,330
Reports to unitholders	687
Registration fees	146
Other fees	651

Total expenses	27,770

Net investment loss	(27,770)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	132,811
Change in net unrealized appreciation (depreciation)	425,080

Net realized and unrealized gain	557,891

Net increase in net assets resulting from operations	$530,121

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

For the period August 8, 2006(a) to December 31, 2006
From operations
Net investment loss	$(27,770)
Net realized gain	132,811
Change in net unrealized appreciation (depreciation)	425,080

Net increase in net assets resulting from operations	530,121

From unitholder transactions
Proceeds from units issued	17,272,804
Cost of units redeemed	(2,038,090)

Net increase in net assets resulting from unitholder transactions	15,234,714

Net increase in net assets	15,764,835

Net Assets
Beginning of period	—

End of period	$15,764,835

Number of units
Outstanding—beginning of period	—
Issued	1,394,630
Redeemed	(160,061)

Outstanding—end of period	1,234,569

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period August 8, 2006(a) to December 31, 2006
Investment income†	$0.00
Net expenses(†)††	(0.03)

Net investment loss	(0.03)
Net realized and unrealized gain	0.80

Net increase in unit value	0.77
Net asset value at beginning of period	12.00

Net asset value at end of period	$12.77

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*††	0.69%
Ratio of net investment loss to average net assets*	(0.69)%
Portfolio turnover**†††	21%
Total return**	6.42%
Net assets at end of period (in thousands)	$15,765

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2006
ASSETS

Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSgA Age-Based 2020 Securities Lending Series Fund (cost $20,431,610 and units of 1,766,830)	$21,332,702
Receivable for fund units sold	99,267

Total assets	21,431,969

LIABILITIES

Payable for investments purchased	99,170
State Street Bank and Trust Company—program fee payable	6,169
Retirement Date Fund management fee payable	5,296
Trustee, management and administration fees payable	1,595
ABA Retirement Funds—program fee payable	731
Payable for fund units redeemed	97
Other accruals	3,723

Total liabilities	116,781

Net assets (equivalent to $15.32 per unit based on 1,390,894 units outstanding)	$21,315,188

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

For the period August 2, 2006(a) to December 31, 2006
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	18,856
Retirement Date Fund management fee	5,296
Trustee, management and administration fees	4,861
ABA Retirement Funds—program fee	2,226
Compliance consultant fees	1,780
Legal and audit fees	1,761
Reports to unitholders	907
Registration fees	193
Other fees	858

Total expenses	36,738

Net investment loss	(36,738)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	179,052
Change in net unrealized appreciation (depreciation)	901,092

Net realized and unrealized gain	1,080,144

Net increase in net assets resulting from operations	$1,043,406

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

For the period August 2, 2006(a) to December 31, 2006
From operations
Net investment loss	$(36,738)
Net realized gain	179,052
Change in net unrealized appreciation (depreciation)	901,092

Net increase in net assets resulting from operations	1,043,406

From unitholder transactions
Proceeds from units issued	22,740,046
Cost of units redeemed	(2,468,264)

Net increase in net assets resulting from unitholder transactions	20,271,782

Net increase in net assets	21,315,188

Net Assets
Beginning of period	—

End of period	$21,315,188

Number of units
Outstanding—beginning of period	—
Issued	1,553,381
Redeemed	(162,487)

Outstanding—end of period	1,390,894

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period August 2, 2006(a) to December 31, 2006
Investment income†	$0.00
Net expenses(†)††	(0.04)

Net investment loss	(0.04)
Net realized and unrealized gain	1.36

Net increase in unit value	1.32
Net asset value at beginning of period	14.00

Net asset value at end of period	$15.32

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*††	0.69%
Ratio of net investment loss to average net assets*	(0.69)%
Portfolio turnover**†††	16%
Total return**	9.43%
Net assets at end of period (in thousands)	$21,315

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2006
ASSETS

Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSgA Age-Based 2030 Securities Lending Series Fund (cost $14,466,212 and units of 1,228,462)	$15,272,239
Receivable for fund units sold	212,536

Total assets	15,484,775

LIABILITIES

Payable for fund units redeemed	25,095
Payable for investments purchased	187,441
State Street Bank and Trust Company—program fee payable	4,346
Retirement Date Fund management fee payable	3,641
Trustee, management and administration fees payable	1,123
ABA Retirement Funds—program fee payable	515
Other accruals	2,550

Total liabilities	224,711

Net assets (equivalent to $17.76 per unit based on 859,275 units outstanding)	$15,260,064

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

For the period August 2, 2006(a) to December 31, 2006
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	12,957
Retirement Date Fund management fee	3,641
Trustee, management and administration fees	3,343
ABA Retirement Funds—program fee	1,530
Compliance consultant fees	1,224
Legal and audit fees	1,211
Reports to unitholders	624
Registration fees	133
Other fees	592

Total expenses	25,255

Net investment loss	(25,255)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	52,645
Change in net unrealized appreciation (depreciation)	806,027

Net realized and unrealized gain	858,672

Net increase in net assets resulting from operations	$833,417

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

For the period August 2, 2006(a) to December 31, 2006
From operations
Net investment loss	$(25,255)
Net realized gain	52,645
Change in net unrealized appreciation (depreciation)	806,027

Net increase in net assets resulting from operations	833,417

From unitholder transactions
Proceeds from units issued	15,400,274
Cost of units redeemed	(973,627)

Net increase in net assets resulting from unitholder transactions	14,426,647

Net increase in net assets	15,260,064

Net Assets
Beginning of period	—

End of period	$15,260,064

Number of units
Outstanding—beginning of period	—
Issued	915,619
Redeemed	(56,344)

Outstanding—end of period	859,275

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period August 2, 2006(a) to December 31, 2006
Investment income†	$0.00
Net expenses(†)††	(0.05)

Net investment loss	(0.05)
Net realized and unrealized gain	1.81

Net increase in unit value	1.76
Net asset value at beginning of period	16.00

Net asset value at end of period	$17.76

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*††	0.69%
Ratio of net investment loss to average net assets*	(0.69)%
Portfolio turnover**†††	6%
Total return**	11.00%
Net assets at end of period (in thousands)	$15,260

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2006
ASSETS

Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSgA Age-Based 2040 Securities Lending Series Fund (cost $11,271,248 and units of 937,549)	$11,903,128
Receivable for fund units sold	67,382

Total assets	11,970,510

LIABILITIES

Payable for investments purchased	66,644
State Street Bank and Trust Company—program fee payable	3,389
Retirement Date Fund management fee payable	2,688
Trustee, management and administration fees payable	876
Payable for fund units redeemed	738
ABA Retirement Funds—program fee payable	402
Other accruals	1,932

Total liabilities	76,669

Net assets (equivalent to $19.99 per unit based on 594,990 units outstanding)	$11,893,841

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

For the period August 3, 2006(a) to December 31, 2006
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	9,570
Retirement Date Fund management fee	2,688
Trustee, management and administration fees	2,468
ABA Retirement Funds—program fee	1,130
Compliance consultant fees	904
Legal and audit fees	894
Reports to unitholders	460
Registration fees	98
Other fees	436

Total expenses	18,648

Net investment loss	(18,648)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	54,366
Change in net unrealized appreciation (depreciation)	631,880

Net realized and unrealized gain	686,246

Net increase in net assets resulting from operations	$667,598

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

For the period August 3, 2006(a) to December 31, 2006
From operations
Net investment loss	$(18,648)
Net realized gain	54,366
Change in net unrealized appreciation (depreciation)	631,880

Net increase in net assets resulting from operations	667,598

From unitholder transactions
Proceeds from units issued	11,569,250
Cost of units redeemed	(343,007)

Net increase in net assets resulting from unitholder transactions	11,226,243

Net increase in net assets	11,893,841

Net Assets
Beginning of period	—

End of period	$11,893,841

Number of units
Outstanding—beginning of period	—
Issued	612,554
Redeemed	(17,564)

Outstanding—end of period	594,990

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period August 3, 2006(a) to December 31, 2006
Investment income†	$0.00
Net expenses(†)††	(0.06)

Net investment loss	(0.06)
Net realized and unrealized gain	2.05

Net increase in unit value	1.99
Net asset value at beginning of period	18.00

Net asset value at end of period	$19.99

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*††	0.69%
Ratio of net investment loss to average net assets*	(0.69)%
Portfolio turnover**†††	8%
Total return**	11.06%
Net assets at end of period (in thousands)	$11,894

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

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

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. Since July 1, 2004, the debt portion of the Balanced Fund has been invested through the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund. Prior to July 1, 2004, the debt portion had been invested in separately owned securities. As of December 31, 2006, 35.1% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of December 31, 2006, 31.8% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

December 31, 2006, 23.6% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Mid-Cap Growth Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to have strong earnings growth potential.

Mid-Cap Value Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued.

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of December 31, 2006, 3.2% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity through investment in quality short-term instruments, investment contracts and synthetic investment contracts of insurance companies, banks and financial institutions. Currently, SARF invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund (“YES”), a separate State Street Bank collective investment fund. The financial statements of YES and SAFT are available from State Street Bank upon request.

Structured Portfolio Service

Conservative—higher current investment income and some capital appreciation.

Moderate—high current investment income and greater capital appreciation.

Aggressive—long-term growth of capital and lower current investment income.

In seeking its objective, each Structured Portfolio Service conducts a monthly pre-determined investment rebalancing in the Funds.

Retirement Date Funds—effective August 1, 2006, the Retirement Date Funds seek to provide a series of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. The five Retirement Date Funds, designated as the Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund and 2040 Retirement Date Fund, respectively, offers five separate “target retirement date” strategies, each with a distinct asset mix. With the exception of the Lifetime Income Retirement Date Fund, which is designed for those currently retired, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified target retirement date draws nearer.

The Retirement Date Funds utilize a broad range of asset classes and an annual rebalancing process to provide diversification of returns and risks consistent with the stated time period to retirement. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

with low tracking error. Each of the Funds currently invests 100% of the Fund’s assets in a separate State Street Bank and Trust Company collective investment fund listed below.

Lifetime Income Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Age-Based Income Securities Lending Series Fund.

2010 Retirement Date Fund—invests in the State Street Bank and Trust Company -SSgA Age-Based 2010 Securities Lending Series Fund.

2020 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Age-Based 2020 Securities Lending Series Fund.

2030 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Age-Based 2030 Securities Lending Series Fund.

2040 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Age-Based 2040 Securities Lending Series Fund.

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

State Street is a non-depository trust company established under the laws of the State of New Hampshire and is a wholly-owned subsidiary of State Street Bank. State Street has assumed responsibility for administering and providing investment options for the Program under the Structured Portfolio Service  agreement. State Street Bank is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

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

Certain other types of securities, including those discussed below in this paragraph, may be priced using fair value rather than market prices. For instance, State Street Bank may use a pricing matrix to determine the value of fixed income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds. Each of these funds may, under certain circumstances, use fair value pricing in determining their net asset values. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“FAS 157”), “Fair Value Measurements”. FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Trust is currently evaluating the impact the adoption of FAS 157 will have on the Trust’s financial statement disclosures.

United States Treasury securities and other obligations issued or guaranteed by the United States Government, its agencies or instrumentalities are valued at representative quoted prices.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Swaps are marked to market daily based upon quotations from brokers or market makers and the change in value, if any, is recorded as unrealized appreciation or depreciation.

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

B.    Stable Asset Return Fund

SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts and investments in YES. On a daily basis SARF accrues dividend income based on the income credited by SAFT. SARF does not distribute income and any increase to the net assets is reflected by an increase to the unit value. Each month the dividend income earned by SARF is reinvested into SAFT. As a result of its investment in SAFT, SARF is subject to the specialized accounting provisions described below. The Statement of Assets and Liabilities presents the fair value of the investment contracts held by SAFT with the adjustment to contract value. The Statement of Operations and Changes in Net Assets were prepared on a contract value basis. Since SARF is fully invested in SAFT, the Schedule of Investments of SAFT is also presented. Following are the accounting policies of SAFT:

i.    New Accounting Guidance

On December 29, 2005, FASB issued FASB Staff Position AAG INV-1, Reporting of Fully Benefit-Responsive Investment Contracts Held by Certain Investment Companies Subject to the AICPA Investment Company Audit Guide and Defined-Contribution Health and Welfare and Pension Plans (the “FSP”). The FSP: a.) describes the limited circumstances in which the net assets of an investment company shall reflect the contract value (which generally equals the principal balance plus accrued interest) of certain investments that it holds, b.) provides a definition of a fully benefit-responsive investment contract, and c.) provides guidance on financial statement presentation and disclosure of fully benefit-responsive investment contracts. The Fund has adopted the FSP as of and for the year ended December 31, 2006. Additional disclosures required by the FSP are reflected below and in the accompanying financial statements.

ii.    Basis of Accounting

As described by the FSP, investments held by an investment company are required to be reported at fair value. However, contract value is the relevant measurement attribute for that portion of the net assets of an investment company attributable to fully benefit-responsive investment contracts because contract value is the amount participants would receive if they were to initiate permitted transactions under the terms of the underlying defined-contribution plans. As required by the FSP, the accompanying Schedule of Investments reflects both the fair value as well as the adjustment to contract value for each investment contract deemed fully benefit responsive. The Statement of Assets and Liabilities presents the fair value of the investment contracts as well as the adjustment of the fully benefit responsive investment contracts from fair value to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis.

iii.    Value of Investments

Investments in bank, insurance company and other financial institution investment contracts (“GICs”) are stated at fair value. As provided in the FSP, an investment contract is generally permitted to reflect an adjustment to contract value to the extent it is fully benefit-responsive and held by a trust

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

offered only to qualified employer-sponsored defined-contribution plans. An investment contract is considered fully benefit responsive if: 1) it is effected directly between the Fund and the issuer and may not be transferred without the consent of the issuer, 2) either the repayment of principal and interest is a financial obligation of the issuer (i.e., for traditional investment contracts) or the issuer of a wrap contract provides assurance that the contract crediting rate will not be adjusted to less than zero (i.e., for synthetic investment contracts), 3) the contract requires all permitted participant-initiated transactions with the trust to occur at contract value without limitation, 4) it is improbable that an event will occur that would limit the ability of the Fund to transact at contract value with both the issuer and Fund unitholders, and 5) the Fund allows unitholders reasonable access to their funds. Investment contracts that do not meet the criteria for valuation at contract value will be valued at fair value as determined by the trustee, and such value may be more or less than contract value.

The fair value of traditional GICs is determined using a discounted cash flow methodology where the individual contract cash flows are discounted at the prevailing interpolated swap rate as of year-end.

A traditional GIC is a group annuity contract that pays a specified rate of return for a specific period of time and guarantees a fixed return after any benefit responsive payments are made to participants. The issuer of a traditional GIC takes a deposit from the Fund and purchases investments that are held in the issuer’s general account. The GIC issuer is contractually obligated to repay the principal and a specified interest rate that is guaranteed to the fund.

Synthetic investment contracts represent individual assets placed in a trust, with ownership by the Fund; a third party issues a wrapper that guarantees that participant transactions are executed at contract value. Individual assets of the synthetic investment contract are generally valued at representative quoted market prices. Short-term securities, if any, are stated at amortized cost, which approximates market value. Debt securities are valued on the basis of valuations furnished by a pricing service approved by the Trustee, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in regulated investment companies or collective investment funds are valued at the net asset value per share/unit on the valuation date. Securities for which market quotations are not readily available, or have quotations which management believes are not appropriate, are valued at fair value as determined in good faith by the Trustee. The fair value of the wrap contracts is determined using the market approach discounting methodology which incorporates the difference between current market level rates for contract level wrap fees and the wrap fee being charged. The difference is calculated as a dollar value and discounted by the prevailing interpolated swap rate as of period end.

The Fund may invest in guaranteed investment contracts (“Traditional GIC” or “GICs”), bank investment contracts and/or a wrapped portfolio of fixed income instruments (“Synthetic Investment Contracts” or “Synthetic GICs”). Collectively, these contracts are referred to as investment contracts.

A bank investment contract is an investment contract issued by a bank, with features (other than annuity provisions) comparable to a GIC.

A synthetic GIC is a wrap contract paired with an underlying investment or investments, usually a portfolio of high-quality, intermediate term fixed income securities. The portfolio is owned by the Fund. The Fund purchases a wrapper contract from an insurance company or other financial services institution. The portfolio, coupled with the wrap contract, attempts to replicate the characteristics of a traditional GIC. A synthetic GIC attempts to protect principal and accumulated interest and credits a stated interest rate for a specified period of time (e.g. monthly or quarterly). Investment gains and losses

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

are amortized over the expected duration through the calculation of the interest rate applicable to the Fund on a prospective basis (the “Crediting Rate”). The Crediting Rate is primarily based on the current yield-to-maturity of the covered investments, plus or minus amortization of the difference between the market value and contract value of the covered investments over the duration of the covered investments at the time of computation. The Crediting Rate is most impacted by the change in the annual effective yield to maturity of the underlying securities, but is also affected by the differential between the contract value and the market value of the covered investments. This difference is amortized over the duration of the covered investments. Depending on the change in duration from each reset period, the magnitude of the impact to the Crediting Rate of the contract to market difference is heightened or lessened. The Crediting Rate can be adjusted periodically and is usually adjusted either monthly or quarterly, but in no event is the Crediting Rate less than zero.

iv.    Events Limiting Contract Value Treatment

Investment contracts are valued at contract value principally because participants are able to transact at contract value when initiating benefit responsive withdrawals, taking loans or making investment option transfers permitted by the participating plan. A benefit responsive withdrawal includes a payment to a participant arising from retirement, termination of employment, disability or death. In the normal course, participant events are predictive (for participants as a group) such that the economic integrity of investment contracts is largely unaffected by participant withdrawals.

Employer initiated events, if material, may affect the underlying economics of investment contracts. These events include plant closings, layoffs, plan termination, bankruptcy or reorganization, merger, early retirement incentive programs, tax disqualification of a trust or other events. The occurrence of one or more employer initiated events could limit the Fund’s ability to transact at contract value with plan participants.

For example, retirement benefit payments which occur because an employer has offered a subsidized early retirement program will not transact at contract value unless the scope of the program is not material or the investment contract includes a “contract value corridor”. Whether an employer initiated event is probable is foremost within the knowledge of the employer, but in the normal course may be communicated to the investment manager of the Fund. While the investment manager may take action to minimize or eliminate the impact of the employer initiated event, there is no assurance that the issuer will continue to transact at contract value once the corridor is used. In that case, the Fund would be unable to maintain the ability to transact at contract value. As of December 31, 2006, the occurrence of an event that would limit the ability of the Fund to transact at contract value with the participants in the Fund is not probable.

v.    Termination Events by the Issuer

Investment contracts generally impose conditions on both the Fund and the issuer. Assuming conditions are met and neither the Fund nor the issuer is in default, the Fund can buy and sell covered investments and process withdrawals through the sale of covered investments in accordance with the Fund’s liquidity hierarchy.

If an event of default, within the meaning of an investment contract, occurs and is not cured, the non-defaulting party may terminate the contract. The following (among other events) may cause the Fund to be in default: a breach of material obligation under the contract; a material misrepresentation; a material amendment to the trust agreement, in the administration of the trust or in the investment of fund assets without consent from the issuer; and an uncured violation of the Fund’s Investment Guidelines.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

The issuer may be in default if it breaches a material obligation under the investment contract; makes a material misrepresentation; has a decline in its long term credit rating below a threshold set forth in the contract; is acquired or reorganized and the successor issuer does not satisfy the investment or credit guidelines applicable to issuers. If, in the event of default of an issuer, the Fund were unable to obtain a replacement investment contract, withdrawing plans may experience losses if the value of the Fund’s assets no longer covered by the contract is below contract value. The Fund may seek to add additional issuers over time to diversify the Fund’s exposure to such risk, but there is no assurance that the Fund will be able to do so. The combination of the default of an issuer and an inability to obtain a replacement agreement could render the Fund unable to achieve its objective of maintaining a stable contract value.

The terms of an investment contract generally provide for settlement of payments only upon termination of the contract or total liquidation of the covered investments. Generally, payments will be made pro-rata, based on the percentage of investments covered by each issuer. Contract termination occurs whenever the contract value or market value of the covered investments reaches zero or upon certain events of default. If the contract terminates due to issuer default (other than a default occurring because of a decline in its rating), the issuer will generally be required to pay to the Fund the excess, if any, of contract value over market value on the date of termination. If a synthetic GIC terminates due to a decline in the ratings of the issuer, the issuer may be required to pay to the Fund the cost of acquiring a replacement contract (i.e. replacement cost) within the meaning of the contract. If the contract terminates when the market value equals zero, the issuer will pay the excess of contract value over market value to the Fund to the extent necessary for the Fund to satisfy outstanding contract value withdrawal requests. Contract termination also may occur by either party upon election and notice.

vi.    Investment Transactions and Income

Investment transactions are accounted for on the trade date. Interest income is recorded on the accrual basis. Income from investment contracts is recorded at the contract rate, which in the case of synthetic investment contracts is referred to as the crediting rate. Crediting rates on synthetic contacts are net of fees to the issuer of the wrap contract (wrap fees) and custody fees on underlying assets. For fully benefit-responsive synthetic investment contracts, earnings on the underlying assets are factored into the next computation of the crediting rate re-set. Interest income is accrued and reinvested daily. Reinvested units are issued to unitholders on a pro-rata basis.

vii.    Issuances and Redemptions of SAFT Units

Issuances and redemptions of participant units are made on each business day (“valuation date”). Participant units are typically purchased and redeemed at a constant net asset value of $1.00 per unit. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the Fund, the Trustee may determine that continued redemption at a constant $1.00 net asset value would create inequitable results for the Fund’s unitholders. In these circumstances, the Trustee, in its sole discretion and acting on behalf of the Fund’s unitholders, may direct that units be redeemed at the market-based net asset value until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

viii.    Industry Concentration of Investments

The Fund maintains investment contracts issued by insurance companies, banks and other financial institutions as required by the Declaration of Trust. The issuing institutions’ ability to meet their contractual obligations under the respective contracts may be affected by future economic and regulatory developments in the insurance and banking industries, respectively.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

ix.    Other Information Required by the FSP

At December 31, 2006, all investment contracts held by the Fund were deemed fully benefit-responsive within the meaning of the FSP. The change in the difference between the fair value and contract value of the trust’s fully benefit-responsive investment contracts during 2006 is reflected below:

	December 31, 2006	December 31, 2005	Change
Net assets at fair value	$841,217,184	$872,953,248	$(31,736,064)
Net assets (at contract value)	848,305,700	880,493,612	(32,187,912)
Adjustment to contract value	7,088,516	7,540,364	(451,848)

Sensitivity Analysis

The following tables are intended to provide the analyses of the sensitivity of Crediting Rate to future interest changes as required by the FSP. These are estimates calculated based on current Crediting Rate calculations, and are not intended to serve as a projection or guarantee of future rates of return to be earned by the Fund.

Hypothetical change in current yield and no participant transactions, base case1

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2006	4.94%
March 31, 2007		3.50%	3.64%	3.82%	3.86%
June 30, 2007		3.31%	3.56%	3.99%	4.16%
September 30, 2007		3.14%	3.50%	4.13%	4.41%
December 31, 2007		3.00%	3.44%	4.26%	4.63%

Hypothetical change in current yield and 10% participant transactions, base case2

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2006	4.94%
March 31, 2007		3.70%	3.73%	3.67%	3.59%
June 30, 2007		3.48%	3.64%	3.86%	3.92%
September 30, 2007		3.30%	3.57%	4.02%	4.20%
December 31, 2007		3.13%	3.50%	4.16%	4.45%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields
Based on actual income (1)	4.16%
Based on interest rate credited to participants (2)	4.88%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on December 31, 2006 by the fair value of investments on December 31, 2006.
(2)	Computed by dividing the annualized one-day earnings credited to participants on December 31, 2006 by the fair value of investments on December 31, 2006.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

C.    Security Transactions and Related Investment Income

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

Certain collective investment funds and registered investment companies in which the Funds invest may retain investment income and net realized gains. Accordingly, unrealized gains and losses reported by a Fund may include a component attributable to investment income of the underlying funds.

All securities lending income earned by the Funds in the Trust is credited on a cash basis generally in the following month after it is earned. This method is applied to the income from both the Funds lending securities directly and to certain Funds that invest in collective investment funds which lend a portion of their securities.

D.    Foreign Currency Transactions

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

E.    Income Taxes

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

F.    Sales and Redemptions of Units of Participation and Distributions

The units offered represent interests in the Funds and Portfolios established under the Trust. The Trust may offer and sell an unlimited number of units. Each unit will be offered and sold daily at the offering Fund’s or Portfolio’s net asset value.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Pursuant to the Declaration of Trust, the Funds and Portfolios are not required to distribute their net investment income or gains from the sale of portfolio investments.

G.    TBA Commitments and Roll Transactions

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

At December 31, 2006, the Intermediate Bond Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
Eurodollar Futures	44	$10,439,550	June 2007	$(14,850)
Eurodollar Futures	1,247	296,004,848	September 2007	(107,336)
Eurodollar Futures	247	58,786,000	March 2008	(55,575)
Euro CME Futures	390	93,026,042	June 2008	(269,417)
EURIBOR Futures.	58	18,391,741	June 2007	(32,466)
Germany Federal Republic Bonds 10yr	12	1,881,430	March 2007	(44,071)
LIBOR Futures	58	13,451,610	June 2007	(32,416)
U.K. Treasury Bonds.	3	644,180	March 2007	(8,814)
U.K. Treasury Bonds.	106	24,588,610	September 2007	(61,281)
U.S. Treasury Notes 5yr.	1,046	110,473,385	March 2007	(578,010)

				(1,204,236)

Short
U.S. Treasury Notes 10yr.	(712)	(77,376,438)	March 2007	858,688

				$(345,548)

I.    Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of December 31, 2006, the Intermediate Bond Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Euro	403,000	$530,336	01/04/2007	$1,569
Sale	Euro	403,000	535,037	01/04/2007	3,132
Sale	Euro	456,000	600,580	01/04/2007	(1,277)
Sale	Euro	403,000	531,153	02/04/2007	(1,609)
Purchase	Pound Sterling	3,021,000	5,928,933	01/04/2007	(11,696)
Sale	Pound Sterling	3,021,000	5,944,431	01/04/2007	27,194
Sale	Pound Sterling	3,021,000	5,930,021	02/06/2007	11,640

					$28,953

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

J.    Interest Rate Swap Contracts

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

Entering into a swap contract involves, to varying degrees, elements of credit, market and interest rate risk in excess of the amounts reported in the Statement of Assets and Liabilities. Notional principal amounts are used to express the extent of involvement in the transactions, but are not delivered under the contracts. Accordingly, credit risk is limited to any amounts receivable from the counterparty. To reduce credit risk from potential counterparty default, the Fund enters into swap contracts with counterparties whose creditworthiness has been approved by the investment advisor to the Fund. The Fund bears the market risk arising from any change in interest rates.

At December 31, 2006, the Intermediate Bond Fund held the following interest rate swap contracts:

			Rate Type		Unrealized Appreciation (Depreciation)
Notional Amount	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate
3,500,000 GBP	Barclays (a)	06/15/2009	6 Month GBP LIBOR	5.00%	$(34,473)
110,000,000 JPY	Barclays (b)	06/20/2016	6 Month JPY LIBOR	2.00%	(7,265)
8,500,000 USD	Lehman Brothers (a)	06/20/2037	3 Month USD LIBOR	5.00%	(189,313)
260,000,000 JPY	Merrill Lynch (b)	06/20/2016	6 Month JPY LIBOR	2.00%	(10,028)
18,300,000 USD	Morgan Stanley (a)	06/20/2037	3 Month USD LIBOR	5.00%	(407,215)
6,800,000 EUR	Morgan Stanley (a)	06/16/2014	6 Month EUR LIBOR	4.00%	192,138
42,000,000 USD	UBS (a)	06/18/2009	3 Month USD LIBOR	5.00%	107,239
26,000,000 USD	UBS (a)	06/20/2009	3 Month USD LIBOR	5.00%	(87,743)
400,000 EUR	UBS (a)	10/15/2010	CPI-France	2.1455%	7,570
20,000,000 USD	UBS (b)	06/20/2012	3 Month USD LIBOR	5.00%	205,629
1,900,000 USD	UBS (a)	06/20/2037	3 Month USD LIBOR	5.00%	(43,891)

					$(267,352)

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	Fund receives the floating rate and pays the fixed rate.

K.    Option and Swaption Contracts

The Intermediate Bond Fund may purchase or write option contracts to manage exposure to fluctuations in interest rates or hedge the fair value of other Fund investments. The premium paid by a Fund for the purchase of a call or put option is included in the Fund’s Statement of Assets and

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A summary of the written call option and swaption contracts for the year ended December 31, 2006 are as follows:

Written Call Option/Swaption Contracts	Number of Contracts	Premium
Outstanding, beginning of year	605	$92,959

Options written	85	$786
Options exercised	—	—
Options expired	(690)	(93,745)
Options closed	—	—

Outstanding, end of year	—	$—

At December 31, 2006, the Fund did not hold any open written call or written put option contracts.

L.    Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

M.    Indemnifications

In the normal course of business, the Trust enters into contracts that contain a variety of representations and that may contain general indemnifications. The Trust’s maximum exposure under these provisions is unknown, as this would involve future claims that may be made against the Trust. The Trust expects the risk of loss to be remote.

N.    Prior Year Balance Reclassifications

Certain reclassifications have been made to the 2005 amounts to conform to the 2006 presentation.

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

Investment Advisor	Fee Rate Range Highest to Lowest
AllianceBernstein L.P. (Large-Cap Value Equity)	.50% to .15%
Ariel Capital Management (Mid-Cap Value Equity)	.75% to .50%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)	.50% to .225%	*
JP Morgan Fleming Asset Management Limited (International Equity)	.75% to .45%
Pacific Investment Management Company (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%
RCM Capital Management LLC (Large-Cap Growth Equity)	.70% to .25%
Smith Asset Management Group, LP (Small-Cap Equity)	.85% to .45%
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	.50% to .35%
Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%
Wellington Management Company LLP (Mid-Cap Value Equity)	.75% to .55%
Wellington Management Company LLP (Small-Cap Equity)	.90% to .70%

*	Subject to a 5% reduction based on aggregate fees.

Investment Advisor	Fees for the Period Ended December 31, 2006
AllianceBernstein L.P. (Large-Cap Value Equity)	$796,879
Ariel Capital Management (Mid-Cap Value Equity)	320,971	(a)
Capital Guardian Trust Company (Balanced)	677,092
Capital Guardian Trust Company (Large-Cap Growth Equity)	577,678
J.P. Morgan Fleming Asset Management Limited (International Equity)	786,512
Pacific Investment Management Company (Intermediate Bond)	1,235,383
Philadelphia International Advisors LP (International Equity)	587,092
RCM Capital Management LLC (Large-Cap Growth Equity)	148,275	(b)
Smith Asset Management Group, LP (Small-Cap Equity)	881,232
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	776,192	(c)
Turner Investment Partners (Mid-Cap Growth Equity)	673,359
Wellington Management Company LLP (Mid-Cap Value Equity)	81,398	(d)
Wellington Management Company LLP (Small-Cap Equity)	1,213,833

	$8,755,896

(a)	For the period January 1, 2006 through October 31, 2006.
(b)	For the period January 1, 2006 through February 28, 2006.
(c)	For the period March 1, 2006 through December 31, 2006.
(d)	For the period November 1, 2006 through December 31, 2006.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the year ended December 31, 2006:

Value of Program Assets	Rate of ARF Program Fee
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4.0 billion	.015%

ARF received Program fees of $1,703,052 for the year ended December 31, 2006. These fees are allocated to each Fund based on net asset value.

Effective October 1, 2005, ARF and State Street Bank agreed to adjust the State Street Bank Program fee based upon the following schedule:

Value of Program Assets	Rate of State Street Bank Program Fee
First $2.0 billion	.40%
Next $1.0 billion	.31%
Next $1.0 billion	.21%
Over $4.0 billion	.13%

Effective May 1, 2006, project fees related to the establishment and offering of the telephonic delivery of investment advice by CitiStreet Advisors LLC totaling $75,000 was added to the State Street Program fee. This one-time fee was accrued by the Funds from May 1, 2006 through December 31, 2006.

Effective August 1, 2006, a one-time project fee related to the establishment and offering of the Retirement Date Funds of $400,000 was added to the State Street Bank Program fee payable. The fee was accrued over a period beginning August 1, 2006 through December 31, 2006.

For the year ended December 31, 2006, State Street Bank received program fees of $13,638,109.

A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ARF that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the year and .01% of any such assets in excess of $50 million. The payment is made during the following year. The accrued reduction for the year ended December 31, 2006 totaled $41,050 and is allocated to each Fund based on net asset value.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

This fee is accrued on a daily basis and paid monthly from the net assets of the Funds. The trustee, management and administrative fees attributable to the Funds held in the Structured Portfolio Service are also accrued and paid from the Funds at the following rates:

Value of Assets in all Funds	Rate
First $1.0 billion	.217%*
Next $1.8 billion	.067%
Over $2.8 billion	.029%

*	Effective August 1, 2006, the trustee, management and administration fee payable to State Street Bank was increased from .211% to the currently disclosed rate.

For the year ended December 31, 2006, State Street Bank received trustee, management and administration fees of $3,688,405.

The Retirement Date Funds are subject to a management fee of .10% of the total net assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the period ended December 31, 2006, State Street Bank received Retirement Date Fund management fees of $18,543.

The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration or program fee.

During the year ended December 31, 2006, the Program’s record keeper reimbursed certain Funds for trading losses attributable to processing errors. The Funds and the net increase from payments made was as follows:

Fund	Amounts Reimbursed
Index Equity Fund	$62
Large-Cap Growth Equity Fund	22
Large-Cap Value Equity Fund	20
Small-Cap Equity Fund	407

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

4.    Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	Year Ended December 31, 2006
	Purchases	Sales
Balanced Fund	$80,808,430	$135,050,753
Index Equity Fund	26,231,470	70,092,742
Intermediate Bond Fund	101,925,706	70,680,492
International Equity Fund	92,636,671	72,689,679
Large-Cap Growth Equity Fund	405,610,165	506,695,229
Large-Cap Value Equity Fund	75,960,685	95,608,684
Mid-Cap Growth Equity Fund	178,737,663	169,121,583
Mid-Cap Value Equity Fund	89,315,847	87,013,214
Small-Cap Equity Fund	246,151,346	296,079,397
Conservative Structured Portfolio Service	14,428,443	14,695,056
Moderate Structured Portfolio Service	40,817,052	50,187,405
Aggressive Structured Portfolio Service	32,507,902	36,728,689
Lifetime Income Retirement Date Fund(a)	16,781,783	5,683,295
2010 Retirement Date Fund(b)	17,519,993	2,299,445
2020 Retirement Date Fund(c)	22,616,490	2,363,933
2030 Retirement Date Fund(c)	15,044,445	630,878
2040 Retirement Date Fund(d)	11,820,670	603,788

(a)	For the period August 9, 2006 through December 31, 2006.
(b)	For the period August 8, 2006 through December 31, 2006.
(c)	For the period August 2, 2006 through December 31, 2006.
(d)	For the period August 3, 2006 through December 31, 2006.

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	Year Ended December 31, 2006
	Purchases	Sales
Intermediate Bond Fund	$1,581,327,704	$1,489,344,644

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

At December 31, 2006, the Funds’ market value of securities on loan and collateral received for securities loaned was as follows:

Fund	Market Value of Loaned Securities	Collateral Value
Balanced	$16,501,756	$16,933,801
Intermediate Bond*	32,751,099	28,291,250
International Equity	27,752,908	29,098,096
Large-Cap Growth Equity	30,018,146	30,732,915
Large-Cap Value Equity	16,224,864	16,596,760
Mid-Cap Growth Equity	26,521,953	27,121,950
Mid-Cap Value Equity	21,041,004	21,557,078
Small-Cap Equity	87,669,138	89,893,523

*	Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. All non-cash collateral held at December 31, 2006 was in the form of U.S. Treasury Obligations in amounts as follows:

Fund	Non-Cash Collateral Value
Intermediate Bond	$5,131,250

Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds receive a fee from the Borrowers to compensate for the revenue lost from the inability to generate income from the investment of cash collateral. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

7.    Participant Ownership

As of December 31, 2006, three Participants owned 11.01%, 7.62% and 5.78%, respectively, of the outstanding Units of the Lifetime Income Retirement Date Fund, three Participants owned 15.87%, 11.18% and 5.57%, respectively, of the outstanding Units of the 2010 Retirement Date Fund and two Participants owned 6.57% and 5.22%, respectively, of the outstanding Units of the 2020 Retirement Date Fund.