Form 10-Q
period 2007-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2007-05-10
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.

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

Balanced Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2007
Assets
Investments, at value (cost $230,645,555)	$282,418,477	(a)
Investments in affiliated issuers, at value (cost $24,922,515)	24,922,515
Investments in Intermediate Bond Fund, at value (cost $140,398,979 and units of 7,708,362)	155,784,963	(b)
Cash	615
Receivable for investments sold	674,012
Dividends and interest receivable	270,493
Receivable for fund units sold	181,911

Total assets	464,252,986

Liabilities
Payable for cash collateral received on securities loaned	21,859,643	(c)
Payable for investments purchased	1,112,919
Payable for fund units redeemed	364,484
Investment advisory fee payable	164,698
State Street Bank and Trust Company—program fee payable	75,353
Trustee, management and administration fees payable	22,136
ABA Retirement Funds—program fee payable	10,156
Other accruals	107,678

Total liabilities	23,717,067

Net Assets (equivalent to $87.75 per unit based on 5,020,473 units outstanding)	$440,535,919

(a)	Includes securities on loan with a value of $21,995,050.
(b)	Indicates an affiliated issuer.
(c)	Excludes non-cash collateral of $718,651 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income
Dividends (net of foreign tax expense of $3,091)	$1,154,580
Dividends—affiliated issuers	44,347
Securities lending income	6,651

Total investment income	1,205,578

Expenses
State Street Bank and Trust Company—program fee	231,203
Investment advisory fee	164,697
Trustee, management and administration fees	65,267
ABA Retirement Funds—program fee	29,877
Legal and audit fees	24,760
Compliance consultant fees	24,391
Reports to unitholders	11,664
Registration fees	2,524
Other fees	10,319

Total expenses	564,702

Net investment income	640,876

Net realized and unrealized gain (loss)
Net realized gain on:
Investments	6,474,786
Intermediate Bond Fund	447,340

Net realized gain	6,922,126

Change in net unrealized appreciation (depreciation) on investments	(5,019,910)

Net realized and unrealized gain	1,902,216

Net increase in net assets resulting from operations	$2,543,092

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment income	$640,876
Net realized gain	6,922,126
Change in net unrealized appreciation (depreciation)	(5,019,910)

Net increase in net assets resulting from operations	2,543,092

From unitholder transactions
Proceeds from units issued	15,977,967
Cost of units redeemed	(25,390,264)

Net decrease in net assets resulting from unitholder transactions	(9,412,297)

Net decrease in net assets	(6,869,205)
Net Assets
Beginning of period	447,405,124

End of period	$440,535,919

Number of units
Outstanding-beginning of period	5,127,643
Issued	182,035
Redeemed	(289,205)

Outstanding-end of period	5,020,473

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†	$0.24
Net expenses(†)††	(0.11)

Net investment income	0.13
Net realized and unrealized gain	0.37

Net increase in unit value	0.50
Net asset value at beginning of period	87.25

Net asset value at end of period	$87.75

Ratios/Supplemental Data:

Ratio of net expenses to average net assets*††	0.51%
Ratio of net investment income to average net assets*	0.58%
Portfolio turnover**†††	5%
Total return**	0.57%
Net assets at end of period (in thousands)	$440,536

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds or the Intermediate Bond Fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in the Intermediate Bond Fund, portfolio turnover reflects purchases and sales of the Intermediate Bond Fund in which the Fund invests a portion of its assets, rather than portfolio turnover of the underlying portfolio of the Intermediate Bond Fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $339,615,973 and units of 37,218,373)	$452,166,017
Receivable for fund units sold	232,363

Total assets	452,398,380

Liabilities
Payable for fund units redeemed	474,172
State Street Bank and Trust Company—program fee payable	118,754
Payable for legal and audit services	75,129
Payable for compliance consultant fees	42,544
Trustee, management and administration fees payable	34,755
ABA Retirement Funds—program fee payable	15,388
Other accruals	46,400

Total liabilities	807,142

Net Assets (equivalent to $37.15 per unit based on 12,156,260 units outstanding)	$451,591,238

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income
Securities lending income distributed by underlying affiliated fund	$5,171

Expenses
State Street Bank and Trust Company—program fee	357,850
Trustee, management and administration fees	101,016
ABA Retirement Funds—program fee	46,241
Legal and audit fees	38,321
Compliance consultant fees	37,750
Reports to unitholders	18,053
Registration fees	3,906
Other fees	15,973

Total expenses	619,110

Net investment loss	(613,939)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	1,060,709
Change in net unrealized appreciation (depreciation)	4,674,994

Net realized and unrealized gain	5,735,703

Net increase in net assets resulting from operations	$5,121,764

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment loss	$(613,939)
Net realized gain	1,060,709
Change in net unrealized appreciation (depreciation)	4,674,994

Net increase in net assets resulting from operations	5,121,764

From unitholder transactions
Proceeds from units issued	28,578,154
Cost of units redeemed	(19,120,007)

Net increase in net assets resulting from unitholder transactions	9,458,147

Net increase in net assets	14,579,911
Net Assets
Beginning of period	437,011,327

End of period	$451,591,238

Number of units
Outstanding-beginning of period	11,900,880
Issued	771,604
Redeemed	(516,224)

Outstanding-end of period	12,156,260

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†(a)	$0.00
Net expenses(†)††	(0.05)

Net investment loss	(0.05)
Net realized and unrealized gain	0.48

Net increase in unit value	0.43
Net asset value at beginning of period	36.72

Net asset value at end of period	$37.15

Ratios/Supplemental Data:

Ratio of net expenses to average net assets*††	0.56%
Ratio of net investment loss to average net assets*	(0.55)%
Portfolio turnover**†††	2%
Total return**	1.17%
Net assets at end of period (in thousands)	$451,591

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Amounts less than $0.005 per unit are rounded to zero.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2007
Assets
Investments, at value (cost $495,592,759)	$494,484,918	(a)
Investments in affiliated issuers, at value (cost $103,423,717)	103,423,717
Foreign currency, at value (cost $1,830,090)	1,850,707
Receivable for investments sold	110,032,655
Dividends and interest receivable	2,529,250
Receivable for fund units sold	920,596
Swap contracts, at value	263,496
Gross unrealized appreciation of forward currency exchange contracts	16,851

Total assets	713,522,190

Liabilities
Due to custodian	32,376
Payable for investments purchased	158,309,305
Payable for collateral received on securities loaned	86,422,000
Swap contracts, at value	1,452,908
Payable for fund units redeemed	186,193
State Street Bank and Trust Company—program fee payable	123,575
Investment advisory fee payable	106,713
Payable for futures variation margin	92,305
Gross unrealized depreciation of forward currency exchange contracts	39,484
Trustee, management and administration fees payable	36,213
ABA Retirement Funds—program fee payable	16,611
Other accruals	170,704

Total liabilities	246,988,387

Net Assets (equivalent to $20.21 per unit based on 23,088,865 units outstanding)	$466,533,803

(a)	Includes securities on loan with a value of $84,686,673.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income
Interest—unaffiliated issuers	$5,552,059
Dividends—unaffiliated issuers	3,125
Dividends—affiliated issuers	206,456
Securities lending income	14,419

Total investment income	5,776,059

Expenses
State Street Bank and Trust Company—program fee	367,685
Investment advisory fee	307,374
Trustee, management and administration fees	103,789
ABA Retirement Funds—program fee	47,512
Legal and audit fees	39,375
Compliance consultant fees	38,789
Reports to unitholders	18,550
Registration fees	4,013
Other fees	16,413

Total expenses	943,500

Net investment income	4,832,559

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	204,436
Foreign currency transactions and forward currency exchange contracts	208,507
Swap contracts	(121,283)
Futures contracts	(658,324)

Net realized loss	(366,664)

Change in net unrealized appreciation (depreciation) on:
Investments	737,107
Foreign currency transactions and forward currency exchange contracts	(18,161)
Futures contracts	2,666,130
Swap contracts	(245,406)

Change in net unrealized appreciation (depreciation)	3,139,670

Net realized and unrealized gain	2,773,006

Net increase in net assets resulting from operations	$7,605,565

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment income	$4,832,559
Net realized loss	(366,664)
Change in net unrealized appreciation (depreciation)	3,139,670

Net increase in net assets resulting from operations	7,605,565

From unitholder transactions
Proceeds from units issued	21,788,617
Cost of units redeemed	(20,579,138)

Net increase in net assets resulting from unitholder transactions	1,209,479

Net increase in net assets	8,815,044

Net Assets
Beginning of period	457,718,759

End of period	$466,533,803

Number of units
Outstanding-beginning of period	23,028,142
Issued	1,088,783
Redeemed	(1,028,060)

Outstanding-end of period	23,088,865

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†	$0.25
Net expenses(†)††	(0.04)

Net investment income	0.21
Net realized and unrealized gain	0.12

Net increase in unit value	0.33
Net asset value at beginning of period	19.88

Net asset value at end of period	$20.21

Ratios/Supplemental Data:

Ratio of net expenses to average net assets*††	0.83%
Ratio of net investment income to average net assets*	4.25%
Portfolio turnover**	202%
Total return**	1.66%
Net assets at end of period (in thousands)	$466,534

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2007
Assets
Investments, at value (cost $200,664,955)	$284,017,997	(a)
Investments in affilated issuers, at value (cost $54,932,529)	54,932,529
Foreign currency, at value (cost $334,675)	335,298
Cash	1,453
Receivable for investments sold	1,777,772
Dividends and interest receivable	1,062,035
Receivable for fund units sold	352,497
Tax reclaims receivable	102,344

Total assets	342,581,925

Liabilities
Payable for collateral received on securities loaned	50,498,668
Payable for investments purchased	1,053,523
Payable for fund units redeemed	924,792
Investment advisory fee payable	131,785
State Street Bank and Trust Company—program fee payable	75,762
Trustee, management and administration fees payable	22,085
ABA Retirement Funds—program fee payable	10,117
Tax withholding payable	4,037
Other accruals	101,483

Total liabilities	52,822,252

Net Assets (equivalent to $31.82 per unit based on 9,107,119 units outstanding)	$289,759,673

(a)	Includes securities on loan with a value of $48,207,894.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income
Dividends (net of foreign tax expense of $33,035)	$1,416,997
Dividends—affiliated issuers	80,003
Securities lending income	11,720

Total investment income	1,508,720

Expenses
Investment advisory fee	382,925
State Street Bank and Trust Company—program fee	226,405
Trustee, management and administration fees	63,911
ABA Retirement Funds—program fee	29,256
Legal and audit fees	24,244
Compliance consultant fees	23,884
Reports to unitholders	11,422
Registration fees	2,471
Other fees	10,104

Total expenses	774,622

Net investment income	734,098

Net realized and unrealized gain (loss)
Net realized gain on:
Investment securities	6,564,806
Foreign currency	51,106

Net realized gain	6,615,912

Change in net unrealized appreciation (depreciation) on:
Investment securities	(1,492,402)
Foreign currency	3,179

Net change in net unrealized appreciation (depreciation)	(1,489,223)

Net realized and unrealized gain	5,126,689

Net increase in net assets resulting from operations	$5,860,787

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment income	$734,098
Net realized gain	6,615,912
Change in net unrealized appreciation (depreciation)	(1,489,223)

Net increase in net assets resulting from operations	5,860,787

From unitholder transactions
Proceeds from units issued	28,069,075
Cost of units redeemed	(17,695,069)

Net increase in net assets resulting from unitholder transactions	10,374,006

Net increase in net assets	16,234,793

Net Assets
Beginning of period	273,524,880

End of period	$289,759,673

Number of units

Outstanding-beginning of period	8,778,232
Issued	896,512
Redeemed	(567,625)

Outstanding-end of period	9,107,119

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†	$0.17
Net expenses(†)††	(0.09)

Net investment income	0.08
Net realized and unrealized gain	0.58

Net increase in unit value	0.66
Net asset value at beginning of period	31.16

Net asset value at end of period	$31.82

Ratios/Supplemental Data:

Ratio of net expenses to average net assets*††	1.11%
Ratio of net investment income to average net assets*	1.05%
Portfolio turnover**	6%
Total return**	2.12%
Net assets at end of period (in thousands)	$289,760

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion is its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2007
Assets
Investments, at value (cost $431,723,812)	$494,291,833	(a)
Investments in affiliated issuers, at value (cost $200,869,627)	278,359,171
Cash	7,530
Receivable for investments sold	2,070,250
Receivable for fund units sold	663,430
Dividends and interest receivable	432,106

Total assets	775,824,320

Liabilities
Payable for cash collateral received on securities loaned	38,275,426	(b)
Payable for investments purchased	3,095,530
Payable for fund units redeemed	390,695
Investment advisory fee payable	214,822
State Street Bank and Trust Company—program fee payable	193,194
Trustee, management and administration fees payable	56,830
ABA Retirement Funds—program fee payable	26,050
Other accruals	278,632

Total liabilities	42,531,179

Net Assets (equivalent to $53.73 per unit based on 13,647,309 units outstanding)	$733,293,141

(a)	Includes securities on loan with a value of $43,040,281.
(b)	Excludes non cash collateral of $5,808,890 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income
Dividends (net of foreign tax expense of $2,585)	$2,001,088
Dividends—affiliated issuers	76,918
Securities lending income	12,111

Total investment income	2,090,117

Expenses
State Street Bank and Trust Company—program fee	597,666
Investment advisory fee	370,327
Trustee, management and administration fees	168,718
ABA Retirement Funds—program fee	77,233
Legal and audit fees	64,005
Compliance consultant fees	63,052
Reports to unitholders	30,153
Registration fees	6,524
Other fees	26,678

Total expenses	1,404,356

Net investment income	685,761

Net realized and unrealized gain (loss) on investments
Net realized gain—unaffiliated issuers	8,246,020
Net realized gain—affiliated issuers	3,597,622

Net realized gain	11,843,642

Change in net unrealized appreciation (depreciation) on investments	(9,192,496)

Net realized and unrealized gain	2,651,146

Net increase in net assets resulting from operations	$3,336,907

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment income	$685,761
Net realized gain	11,843,642
Change in net unrealized appreciation (depreciation) on investments	(9,192,496)

Net increase in net assets resulting from operations	3,336,907

From unitholder transactions
Proceeds from units issued	24,618,852
Cost of units redeemed	(48,937,565)

Net decrease in net assets resulting from unitholder transactions	(24,318,713)

Net decrease in net assets	(20,981,806)
Net Assets
Beginning of period	754,274,947

End of period	$733,293,141

Number of units
Outstanding-beginning of period	14,094,429
Issued	454,981
Redeemed	(902,101)

Outstanding-end of period	13,647,309

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†	$0.15
Net expenses(†)††	(0.10)

Net investment income	0.05
Net realized and unrealized gain	0.16

Net increase in unit value	0.21
Net asset value at beginning of period	53.52

Net asset value at end of period	$53.73

Ratios/Supplemental Data:

Ratio of net expenses to average net assets*††	0.76%
Ratio of net investment income to average net assets*	0.37%
Portfolio turnover**†††	7%
Total return**	0.39%
Net assets at end of period (in thousands)	$733,293

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2007
Assets
Investments, at value (cost $265,891,664)	$345,000,577	(a)
Investments in affiliated issuers, at value (cost $107,019,374)	146,081,302
Cash	18,388
Receivable for investments sold	1,534,228
Dividends and interest receivable	432,614
Receivable for fund units sold	321,445

Total assets	493,388,554

Liabilities
Payable for collateral received on securities loaned	21,261,075
Payable for investments purchased	1,292,506
Payable for fund units redeemed	811,138
State Street Bank and Trust Company—program fee payable	123,495
Investment advisory fee payable	72,207
Trustee, management and administration fees payable	36,064
ABA Retirement Funds—program fee payable	16,530
Other accruals	168,274

Total liabilities	23,781,289

Net Assets (equivalent to $44.49 per unit based on 10,556,403 units outstanding)	$469,607,265

(a)	Includes securities on loan with a value of $20,781,271.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income
Dividends—unaffiliated issuers	$2,045,000
Dividends—affiliated issuers	158,790
Securities lending income	5,215

Total investment income	2,209,005

Expenses
State Street Bank and Trust Company—program fee	370,974
Investment advisory fee	210,294
Trustee, management and administration fees	104,721
ABA Retirement Funds—program fee	47,937
Legal and audit fees	39,726
Compliance consultant fees	39,135
Reports to unitholders	18,715
Registration fees	4,049
Other fees	16,558

Total expenses	852,109

Net investment income	1,356,896

Net realized and unrealized gain
Net realized gain on:
Investments—unaffiliated issuers	6,018,550
Investments—affiliated issuers	805,760

Net realized gain	6,824,310

Change in net unrealized appreciation (depreciation) on:
Investment securities	(5,986,144)

Net realized and unrealized gain	838,166

Net increase in net assets resulting from operations	$2,195,062

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment income	$1,356,896
Net realized gain	6,824,310
Change in net unrealized appreciation (depreciation) on investments	(5,986,144)

Net increase in net assets resulting from operations	2,195,062

From unitholder transactions
Proceeds from units issued	34,221,344
Cost of units redeemed	(24,076,236)

Net increase in net assets resulting from unitholder transactions	10,145,108

Net increase in net assets	12,340,170
Net Assets
Beginning of period	457,267,095

End of period	$469,607,265

Number of units
Outstanding-beginning of period	10,327,995
Issued	772,705
Redeemed	(544,297)

Outstanding-end of period	10,556,403

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†	$0.21
Net expenses(†)††	(0.08)

Net investment income	0.13

Net realized and unrealized gain	0.09

Net increase in unit value	0.22
Net asset value at beginning of period	44.27

Net asset value at end of period	$44.49

Ratios/Supplemental Data:

Ratio of net expenses to average net assets*††	0.74%
Ratio of net investment income to average net assets*	1.18%
Portfolio turnover**†††	5%
Total return**	0.50%
Net assets at end of period (in thousands)	$469,607

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2007
Assets
Investments, at value (cost $89,378,928)	$103,381,758	(a)
Investments in affiliated issuers, at value (cost $30,849,536)	30,849,536
Cash	1,592,358
Receivable for investments sold	583,718
Receivable for fund units sold	129,836
Dividends and interest receivable	34,215

Total assets	136,571,421

Liabilities
Payable for cash collateral received on securities loaned	30,848,163	(b)
Payable for investments purchased	411,853
Investment advisory fee payable	161,787
Payable for fund units redeemed	42,611
State Street Bank and Trust Company—program fee payable	27,514
Trustee, management and administration fees payable	8,078
ABA Retirement Funds—program fee payable	3,704
Other accruals	39,452

Total liabilities	31,543,162

Net Assets (equivalent to $23.27 per unit based on 4,514,321 units outstanding)	$105,028,259

(a)	Includes securities on loan with a value of $31,842,517.
(b)	Excludes non-cash collateral of $1,719,463 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income
Dividends—unaffiliated issuers	$96,683
Dividends—affiliated issuers	1,332
Securities lending income	13,932

Total investment income	111,947

Expenses
Investment advisory fee	161,787
State Street Bank and Trust Company—program fee	84,235
Trustee, management and administration fees	23,779
ABA Retirement Funds—program fee	10,885
Legal and audit fees	9,021
Compliance consultant fees	8,886
Reports to unitholders	4,250
Registration fees	919
Other fees	3,761

Total expenses	307,523

Net investment loss	(195,576)

Net realized and unrealized gain on investments
Net realized gain on:
Investments	2,815,190

Change in net unrealized appreciation (depreciation) on:
Investments	905,964

Net realized and unrealized gain	3,721,154

Net increase in net assets resulting from operations	$3,525,578

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment loss	$(195,576)
Net realized gain	2,815,190
Change in net unrealized appreciation (depreciation) on investments	905,964

Net increase in net assets resulting from operations	3,525,578

From unitholder transactions
Proceeds from units issued	9,158,217
Cost of units redeemed	(12,164,943)

Net decrease in net assets resulting from unitholder transactions	(3,006,726)

Net increase in net assets	518,852
Net Assets
Beginning of period	104,509,407

End of period	$105,028,259

Number of units
Outstanding-beginning of period	4,643,497
Issued	396,016
Redeemed	(525,192)

Outstanding-end of period	4,514,321

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†	$0.02
Net expenses(†)††	(0.07)

Net investment loss	(0.05)
Net realized and unrealized gain	0.81

Net increase in unit value	0.76
Net asset value at beginning of period	22.51

Net asset value at end of period	$23.27

Ratios/Supplemental Data:

Ratio of net expenses to average net assets*††	1.18%
Ratio of net investment loss to average net assets*	(0.75)%
Portfolio turnover**	34%
Total return**	3.38%
Net assets at end of period (in thousands)	$105,028

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2007
Assets

Investments, at value (cost $77,059,442)	$84,311,901	(a)
Investments in affiliated issuers, at value (cost $27,238,800)	27,238,800
Cash	178
Receivable for fund units sold	312,676
Receivable for investments sold	230,089
Dividends and interest receivable	71,098

Total assets	112,164,742

Liabilities

Payable for collateral received on securities loaned	25,643,705
Payable for investments purchased	909,597
Investment advisory fee payable	171,347
Payable for fund units redeemed	54,112
State Street Bank and Trust Company—program fee payable	22,444
Trustee, management and administration fees payable	6,527
ABA Retirement Funds—program fee payable	2,985
Other accruals	28,865

Total liabilities	26,839,582

Net Assets (equivalent to $17.76 per unit based on 4,805,386 units outstanding)	$85,325,160

(a)	Includes securities on loan with a value of $25,020,490.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income
Dividends (net of foreign tax expense of $11,403)	$265,614
Dividends—affiliated issuers	19,299
Securities lending income	7,003

Total investment income	291,916

Expenses
Investment advisory fee	129,647
State Street Bank and Trust Company—program fee	65,342
Trustee, management and administration fees	18,444
ABA Retirement Funds—program fee	8,443
Legal and audit fees	6,997
Compliance consultant fees	6,893
Reports to unitholders	3,296
Registration fees	713
Other fees	2,917

Total expenses	242,692

Net investment income	49,224

Net realized and unrealized gain on investments
Net realized gain on:
Investments	1,048,711
Foreign currency transactions	1,147

Net realized gain	1,049,858

Change in net unrealized appreciation (depreciation) on:
Investment securities	4,071,263
Foreign currency transactions	258

Change in net unrealized appreciation (depreciation)	4,071,521

Net realized and unrealized gain	5,121,379

Net increase in net assets resulting from operations	$5,170,603

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment income	$49,224
Net realized gain	1,049,858
Change in net unrealized appreciation (depreciation) on investments	4,071,521

Net increase in net assets resulting from operations	5,170,603

From unitholder transactions
Proceeds from units issued	11,580,716
Cost of units redeemed	(6,969,450)

Net increase in net assets resulting from unitholder transactions	4,611,266

Net increase in net assets	9,781,869

Net Assets
Beginning of period	75,543,291

End of period	$85,325,160

Number of units
Outstanding-beginning of period	4,540,197
Issued	666,075
Redeemed	(400,886)

Outstanding-end of period	4,805,386

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†	$0.06
Net expenses(†)††	(0.05)

Net investment income	0.01
Net realized and unrealized gain	1.11

Net increase in unit value	1.12
Net asset value at beginning of period	16.64

Net asset value at end of period	$17.76

Ratios/Supplemental Data:

Ratio of net expenses to average net assets*††	1.20%
Ratio of net investment income to average net assets*	0.24%
Portfolio turnover**	11%
Total return**	6.73%
Net assets at end of period (in thousands)	$85,325

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

S mall-Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2007
Assets

Investments, at value (cost $237,931,480)	$277,774,897	(a)
Investments in affiliated issuers, at value (cost $159,151,279)	159,594,266
Receivable for investments sold	3,925,076
Receivable for fund units sold	207,626
Dividends and interest receivable	161,930

Total assets	441,663,795

Liabilities

Due to custodian	93,449
Payable for collateral received on securities loaned	134,532,547
Payable for investments purchased	5,436,457
Investment advisory fee payable	490,835
Payable for fund units redeemed	153,810
State Street Bank and Trust Company—program fee payable	78,533
Trustee, management and administration fees payable	23,118
ABA Retirement Funds—program fee payable	10,591
Other accruals	113,165

Total liabilities	140,932,505

Net Assets (equivalent to $75.40 per unit based on 3,988,301 units outstanding)	$300,731,290

(a)	Includes securities on loan with a value of $131,274,896.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income
Dividends—unaffiliated issuers	$371,995
Dividends—affiliated issuers	104,027
Securities lending income	42,373

Total investment income	518,395

Expenses
Investment advisory fee	521,190
State Street Bank and Trust Company—program fee	241,323
ABA Retirement Funds—program fee	31,184
Trustee, management and administration fees	68,124
Reports to unitholders	12,175
Legal and audit fees	25,843
Compliance consultant fees	25,458
Registration fees	2,634
Other fees	10,771

Total expenses	938,702

Net investment loss	(420,307)

Net realized and unrealized gain on investments
Net realized gain on:
Investments—unaffiliated issuers	4,325,366
Investments—affiliated issuers	612,414

Net realized gain	4,937,780

Change in net unrealized appreciation (depreciation) on investments	2,116,162

Net realized and unrealized gain	7,053,942

Net increase in net assets resulting from operations	$6,633,635

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment loss	$(420,307)
Net realized gain	4,937,780
Change in net unrealized appreciation (depreciation) on investments	2,116,162

Net increase in net assets resulting from operations	6,633,635

From unitholder transactions
Proceeds from units issued	11,893,016
Cost of units redeemed	(21,579,756)

Net decrease in net assets resulting from unitholder transactions	(9,686,740)

Net decrease in net assets	(3,053,105)
Net Assets
Beginning of period	303,784,395

End of period	$300,731,290

Number of units
Outstanding-beginning of period	4,118,186
Issued	159,505
Redeemed	(289,390)

Outstanding-end of period	3,988,301

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†	$0.13
Net expenses(†)††	(0.23)

Net investment loss	(0.10)
Net realized and unrealized gain	1.73

Net increase in unit value	1.63
Net asset value at beginning of period	73.77

Net asset value at end of period	$75.40

Ratios/Supplemental Data:

Ratio of net expenses to average net assets*††	1.26%
Ratio of net investment loss to average net assets*	(0.56)%
Portfolio turnover**†††	28%
Total return**	2.21%
Net assets at end of period (in thousands)	$300,731

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2007
Assets
Investments in affiliated fund, at fair value:
State Street Bank ABA Members/Pooled Stable Asset Fund Trust (cost $845,066,574 and units of 845,066,574)	$857,150,642
Receivable for fund units sold	978,042

Total assets	858,128,684

Liabilities
Payable for fund units redeemed	434,767
State Street Bank and Trust Company—program fee payable	223,294
Trustee, management and administration fees payable	65,604
ABA Retirement Funds—program fee payable	30,073
Other accruals	316,176

Total liabilities	1,069,914

Net Assets at fair value	857,058,770
Adjustment from fair value to contract value for fully benefit responsive contracts	(12,084,068)

Net Assets (equivalent to $32.19 per unit based on 26,246,261 units outstanding)	$844,974,702

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Interest income	$10,069,757

Expenses
State Street Bank and Trust Company—program fee	671,472
Trustee, management and administration fees	189,544
ABA Retirement Funds—program fee	86,769
Legal and audit fees	71,909
Compliance consultant fees	70,839
Reports to unitholders	33,877
Registration fees	7,329
Other fees	29,973

Total expenses	1,161,712

Net investment income and net increase in net assets resulting from operations	$8,908,045

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment income and net increase in net assets resulting from operations	$8,908,045

From unitholder transactions
Proceeds from units issued	59,980,778
Cost of units redeemed	(69,756,281)

Net decrease in net assets resulting from unitholder transactions	(9,775,503)

Net decrease in net assets	(867,458)
Net Assets
Beginning of period	845,842,160

End of period	$844,974,702

Number of units
Outstanding-beginning of period	26,552,729
Issued	1,872,419
Redeemed	(2,178,887)

Outstanding-end of period	26,246,261

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†	$0.37
Net expenses(†)††	(0.04)

Net investment income	0.33

Net increase in unit value	0.33
Net asset value at beginning of period	31.86

Net asset value at end of period	$32.19

Ratios/Supplemental Data:

Ratio of net expenses to average net assets*††	0.56%
Ratio of net investment income to average net assets*	4.29%
Total return**	1.04%
Net assets at end of period (in thousands)	$844,975

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service – Conservative Portfolio

Statement of Assets and Liabilities

Unaudited

March 31, 2007
Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
Stable Asset Return Fund (cost $19,514,968 and units of 655,383)	$21,101,925
Intermediate Bond Fund (cost $22,817,803 and units of 1,218,163)	24,618,913
Large Cap Growth Equity Fund (cost $4,219,251 and units of 91,638)	4,923,783
Large Cap Value Equity Fund (cost $3,772,026 and units of 110,689)	4,923,783
Index Equity Fund (cost $7,933,966 and units of 265,088)	9,847,565
International Equity Fund (cost $3,561,588 and units of 154,755)	4,923,783
Receivable for portfolio units sold	39,017

Total assets	70,378,769

Liabilities
Payable for collective investments purchased	31,210
Payable for portfolio units redeemed	7,808

Total liabilities	39,018

Net Assets (equivalent to $22.11 per unit based on 3,181,290 units outstanding)	$70,339,751

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service – Conservative Portfolio

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income	$—

Net realized and unrealized gain on collective investment funds:
Net realized gain	831,221
Change in net unrealized appreciation (depreciation)	82,409

Net realized and unrealized gain	913,630

Net increase in net assets resulting from operations	$913,630

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service – Conservative Portfolio

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment income	$—
Net realized gain on investments	831,221
Change in net unrealized appreciation (depreciation)	82,409

Net increase in net assets resulting from operations	913,630

From unitholder transactions
Proceeds from units issued	4,894,592
Cost of units redeemed	(4,680,655)

Net increase in net assets resulting from unitholder transactions	213,937

Net increase in net assets	1,127,567
Net Assets
Beginning of period	69,212,184

End of period	$70,339,751

Number of units
Outstanding-beginning of period	3,171,123
Issued	223,140
Redeemed	(212,973)

Outstanding-end of period	3,181,290

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Conservative Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income	$—
Net expenses†	—

Net investment income	—
Net realized and unrealized gain	0.28

Net increase in unit value	0.28
Net asset value at beginning of period	21.83

Net asset value at end of period	$22.11

Ratios/Supplemental Data:

Ratio of net expenses to average net assets†	0.00%
Ratio of net investment income to average net assets	0.00%
Portfolio turnover*††	5%
Total return*	1.28%
Net assets at end of period (in thousands)	$70,340

*	Not annualized.
†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Assets and Liabilities

Unaudited

March 31, 2007
Assets

American Bar Association Members / State Street Collective Trust investment funds, at value
Stable Asset Return Fund (cost $24,134,347 and units of 812,611)	$26,164,343
Intermediate Bond Fund (cost $72,679,778 and units of 3,883,897)	78,493,029
Large Cap Value Equity Fund (cost $16,615,457 and units of 529,367)	23,547,909
Large Cap Growth Equity Fund (cost $19,283,046 and units of 438,259)	23,547,909
Index Equity Fund (cost $45,131,983 and units of 1,619,939)	60,177,989
Mid-Cap Value Equity Fund (cost $3,942,492 and units of 294,717)	5,232,868
Mid-Cap Growth Equity Fund (cost $4,276,668 and units of 224,928)	5,232,868
International Equity Fund (cost $25,934,116 and units of 1,233,524)	39,246,514
Receivable for portfolio units sold	219,659

Total assets	261,863,088

Liabilities

Payable for portfolio units redeemed	197,069
Payable for collective investments purchased	22,590

Total liabilities	219,659

Net Assets (equivalent to $24.71 per unit based on 10,588,660 units outstanding)	$261,643,429

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income	$—

Net realized and unrealized gain on collective investment funds:
Net realized gain	2,846,426
Change in net unrealized appreciation (depreciation)	1,005,791

Net realized and unrealized gain	3,852,217

Net increase in net assets resulting from operations	$3,852,217

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment income	$—
Net realized gain on investments	2,846,426
Change in net unrealized appreciation (depreciation)	1,005,791

Net increase in net assets resulting from operations	3,852,217

From unitholder transactions
Proceeds from units issued	14,075,019
Cost of units redeemed	(11,050,080)

Net increase in net assets resulting from unitholder transactions	3,024,939

Net increase in net assets	6,877,156

Net Assets
Beginning of period	254,766,273

End of period	$261,643,429

Number of units
Outstanding-beginning of period	10,464,807
Issued	573,852
Redeemed	(449,999)

Outstanding-end of period	10,588,660

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income	$—
Net expenses†	—

Net investment income	—
Net realized and unrealized gain	0.36

Net increase in unit value	0.36
Net asset value at beginning of period	24.35

Net asset value at end of period	$24.71

Ratios/Supplemental Data:

Ratio of net expenses to average net assets†	0.00%
Ratio of net investment income to average net assets	0.00%
Portfolio turnover*††	3%
Total return*	1.48%
Net assets at end of period (in thousands)	$261,643

*	Annualized.
†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Assets and Liabilities

Unaudited

March 31, 2007
Assets
American Bar Association Members / State Street Collective Trust investment funds, at value
Intermediate Bond Fund (cost $27,522,622 and units of 1,463,386)	$29,574,837
Large Cap Value Equity Fund (cost $17,780,174 and units of 576,208)	25,631,526
Large Cap Growth Equity Fund (cost $20,843,070 and units of 477,038)	25,631,526
Index Equity Fund (cost $44,165,333 and units of 1,592,258)	59,149,675
Mid-Cap Value Equity Fund (cost $4,385,521 and units of 333,134)	5,914,967
Mid-Cap Growth Equity Fund (cost $4,758,906 and units of 254,247)	5,914,967
Small Cap Equity Fund (cost $4,921,397 and units of 78,440)	5,914,968
International Equity Fund (cost $24,948,498 and units of 1,239,389)	39,433,116
Receivable for portfolio units sold	142,344

Total assets	197,307,926

Liabilities
Payable for portfolio units redeemed	80,710
Payable for collective investments purchased	61,634

Total liabilities	142,344

Net assets (equivalent to $26.77 per unit based on 7,365,197 units outstanding)	$197,165,582

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income	$—

Net realized and unrealized gain on collective investment funds:
Net realized gain	1,719,893
Change in net unrealized appreciation (depreciation)	1,205,510

Net realized and unrealized gain	2,925,403

Net increase in net assets resulting from operations	$2,925,403

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment income	$—
Net realized gain on investments	1,719,893
Change in net unrealized appreciation (depreciation)	1,205,510

Net increase in net assets resulting from operations	2,925,403

From unitholder transactions
Proceeds from units issued	12,840,254
Cost of units redeemed	(7,919,500)

Net increase in net assets resulting from unitholder transactions	4,920,754

Net increase in net assets	7,846,157

Net Assets
Beginning of period	189,319,425

End of period	$197,165,582

Number of units
Outstanding-beginning of period	7,179,561
Issued	483,486
Redeemed	(297,850)

Outstanding-end of period	7,365,197

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income	$—
Net expenses†	—

Net investment income	—
Net realized and unrealized gain	0.40

Net increase in unit value	0.40
Net asset value at beginning of period	26.37

Net asset value at end of period	$26.77

Ratios/Supplemental Data:

Ratio of net expenses to average net assets†	0.00%
Ratio of net investment income to average net assets	0.00%
Portfolio turnover*††	3%
Total return*	1.52%
Net assets at end of period (in thousands)	$197,166

*	Not annualized.
†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company – SSgA Age-Based Income Securities Lending Series Fund (cost $12,025,324 and units of 1,093,714)	$12,367,719
Receivable for fund units sold	3,070

Total assets	12,370,789

Liabilities
State Street Bank and Trust Company—program fee payable	3,147
Retirement Date Fund management fee payable	979
Trustee, management and administration fees payable	897
ABA Retirement Funds—program fee payable	411
Payable for fund units redeemed	276
Other accruals	3,555

Total liabilities	9,265

Net Assets (equivalent to $10.58 per unit based on 1,168,398 units outstanding)	$12,361,524

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	9,082
Retirement Date Fund management fee	2,809
Trustee, management and administration fees	2,564
ABA Retirement Funds—program fee	1,174
Legal and audit fees	973
Compliance consultant fees	958
Reports to unitholders	458
Registration fees	99
Other fees	404

Total expenses	18,521

Net investment loss	(18,521)

Net realized and unrealized gain on investment in affiliated fund
Net realized gain	30,155
Change in net unrealized appreciation (depreciation)	72,131

Net realized and unrealized gain	102,286

Net increase in net assets resulting from operations	$83,765

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment loss	$(18,521)
Net realized gain	30,155
Change in net unrealized appreciation (depreciation)	72,131

Net increase in net assets resulting from operations	83,765

From unitholder transactions
Proceeds from units issued	1,650,671
Cost of units redeemed	(805,393)

Net increase in net assets resulting from unitholder transactions	845,278

Net increase in net assets	929,043
Net Assets
Beginning of period	11,432,481

End of period	$12,361,524

Number of units
Outstanding-beginning of period	1,088,660
Issued	155,941
Redeemed	(76,203)

Outstanding-end of period	1,168,398

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†	$—
Net expenses(†)††	(0.02)

Net investment loss	(0.02)
Net realized and unrealized gain	0.10

Net increase in unit value	0.08
Net asset value at beginning of period	10.50

Net asset value at end of period	$10.58

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*††	0.66%
Ratio of net investment loss to average net assets*	(0.66)%
Portfolio turnover**†††	6%
Total return**	0.76%
Net assets at end of period (in thousands)	$12,362

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company – SSgA Age-Based 2010 Securities Lending Series Fund (cost $16,745,635 and units of 1,480,142)	$17,265,862
Receivable for fund units sold	7,256

Total assets	17,273,118

Liabilities
State Street Bank and Trust Company—program fee payable	4,669
Retirement Date Fund management fee payable	1,451
Trustee, management and administration fees payable	1,330
ABA Retirement Funds—program fee payable	610
Payable for fund units redeemed	120
Other accruals	5,082

Total liabilities	13,262

Net Assets (equivalent to $12.88 per unit based on 1,339,558 units outstanding)	$17,259,856

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	13,008
Retirement Date Fund management fee	4,022
Trustee, management and administration fees	3,672
ABA Retirement Funds—program fee	1,681
Legal and audit fees	1,393
Compliance consultant fees	1,372
Reports to unitholders	656
Registration fees	142
Other fees	581

Total expenses	26,527

Net investment loss	(26,527)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	63,059
Change in net unrealized appreciation (depreciation)	95,147

Net realized and unrealized gain	158,206

Net increase in net assets resulting from operations	$131,679

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment loss	$(26,527)
Net realized gain	63,059
Change in net unrealized appreciation (depreciation)	95,147

Net increase in net assets resulting from operations	131,679

From unitholder transactions
Proceeds from units issued	2,842,258
Cost of units redeemed	(1,478,916)

Net increase in net assets resulting from unitholder transactions	1,363,342

Net increase in net assets	1,495,021

Net Assets
Beginning of period	15,764,835

End of period	$17,259,856

Number of units
Outstanding-beginning of period	1,234,569
Issued	220,359
Redeemed	(115,370)

Outstanding-end of period	1,339,558

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†	$—
Net expenses(†)††	(0.02)

Net investment loss	(0.02)
Net realized and unrealized gain	0.13

Net increase in unit value	0.11
Net asset value at beginning of period	12.77

Net asset value at end of period	$12.88

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*††	0.66%
Ratio of net investment loss to average net assets*	(0.66)%
Portfolio turnover**†††	7%
Total return**	0.86%
Net assets at end of period (in thousands)	$17,260

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company - SSgA Age-Based 2020 Securities Lending Series Fund (cost $25,749,050 and units of 2,195,140)	$26,921,199
Receivable for fund units sold	18,495

Total assets	26,939,694

Liabilities
Payable for fund units redeemed	24,289
State Street Bank and Trust Company—program fee payable	7,020
Retirement Date Fund management fee payable	2,180
Trustee, management and administration fees payable	1,998
ABA Retirement Funds—program fee payable	916
Other accruals	7,314

Total liabilities	43,717

Net Assets (equivalent to $15.54 per unit based on 1,730,661 units outstanding)	$26,895,977

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	19,271
Retirement Date Fund management fee	5,960
Trustee, management and administration fees	5,440
ABA Retirement Funds—program fee	2,490
Legal and audit fees	2,064
Compliance consultant fees	2,033
Reports to unitholders	972
Registration fees	210
Other fees	860

Total expenses	39,300

Net investment loss	(39,300)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	110,545
Change in net unrealized appreciation (depreciation)	271,057

Net realized and unrealized gain	381,602

Net increase in net assets resulting from operations	$342,302

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment loss	$(39,300)
Net realized gain	110,545
Change in net unrealized appreciation (depreciation)	271,057

Net increase in net assets resulting from operations	342,302

From unitholder transactions
Proceeds from units issued	7,667,916
Cost of units redeemed	(2,429,429)

Net increase in net assets resulting from unitholder transactions	5,238,487

Net increase in net assets	5,580,789

Net Assets
Beginning of period	21,315,188

End of period	$26,895,977

Number of units
Outstanding-beginning of period	1,390,894
Issued	497,354
Redeemed	(157,587)

Outstanding-end of period	1,730,661

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†	$—
Net expenses(†)††	(0.03)

Net investment loss	(0.03)
Net realized and unrealized gain	0.25

Net increase in unit value	0.22
Net asset value at beginning of period	15.32

Net asset value at end of period	$15.54

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*††	0.66%
Ratio of net investment loss to average net assets*	(0.66)%
Portfolio turnover**†††	6%
Total return**	1.44%
Net assets at end of period (in thousands)	$26,896

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company - SSgA Age-Based 2030 Securities Lending Series Fund (cost $20,509,592 and units of 1,711,205)	$21,668,991
Receivable for fund units sold	52,732

Total assets	21,721,723

Liabilities
State Street Bank and Trust Company—program fee payable	5,656
Retirement Date Fund management fee payable	1,754
Trustee, management and administration fees payable	1,608
Payable for fund units redeemed	803
ABA Retirement Funds—program fee payable	737
Other accruals	5,557

Total liabilities	16,115

Net Assets (equivalent to $18.06 per unit based on 1,201,855 units outstanding)	$21,705,608

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	15,114
Retirement Date Fund management fee	4,674
Trustee, management and administration fees	4,266
ABA Retirement Funds—program fee	1,953
Legal and audit fees	1,618
Compliance consultant fees	1,594
Reports to unitholders	762
Registration fees	165
Other fees	676

Total expenses	30,822

Net investment loss	(30,822)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	8,901
Change in net unrealized appreciation (depreciation)	353,372

Net realized and unrealized gain	362,273

Net increase in net assets resulting from operations	$331,451

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment loss	$(30,822)
Net realized gain	8,901
Change in net unrealized appreciation (depreciation)	353,372

Net increase in net assets resulting from operations	331,451

From unitholder transactions
Proceeds from units issued	6,383,888
Cost of units redeemed	(269,795)

Net increase in net assets resulting from unitholder transactions	6,114,093

Net increase in net assets	6,445,544
Net Assets
Beginning of period	15,260,064

End of period	$21,705,608

Number of units
Outstanding-beginning of period	859,275
Issued	357,628
Redeemed	(15,048)

Outstanding-end of period	1,201,855

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2007 to March 31, 2007
Investment income†	$—
Net expenses(†)††	(0.03)

Net investment loss	(0.03)
Net realized and unrealized gain	0.33

Net increase in unit value	0.30
Net asset value at beginning of period	17.76

Net asset value at end of period	$18.06

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*††	0.66%
Ratio of net investment loss to average net assets*	(0.66)%
Portfolio turnover**†††	0	% (a)
Total return**	1.69%
Net assets at end of period (in thousands)	$21,706

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Portfolio turnover rounds to less than 1%.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company – SSgA Age-Based 2040 Securities Lending Series Fund (cost $17,688,487 and units of 1,436,341)	$18,626,468
Receivable for fund units sold	85,307

Total assets	18,711,775

Liabilities
State Street Bank and Trust Company—program fee payable	4,539
Payable for fund units redeemed	2,131
Retirement Date Fund management fee payable	1,407
Trustee, management and administration fees payable	1,290
ABA Retirement Funds—program fee payable	591
Other accruals	4,358

Total liabilities	14,316

Net Assets (equivalent to $20.39 per unit based on 917,199 units outstanding)	$18,697,459

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2007 to March 31, 2007
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	11,976
Retirement Date Fund management fee	3,704
Trustee, management and administration fees	3,380
ABA Retirement Funds—program fee	1,547
Legal and audit fees	1,282
Compliance consultant fees	1,263
Reports to unitholders	604
Registration fees	131
Other fees	535

Total expenses	24,422

Net investment loss	(24,422)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	15,245
Change in net unrealized appreciation (depreciation)	306,101

Net realized and unrealized gain	321,346

Net increase in net assets resulting from operations	$296,924

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2007 to March 31, 2007
From operations
Net investment loss	$(24,422)
Net realized gain	15,245
Change in net unrealized appreciation (depreciation)	306,101

Net increase in net assets resulting from operations	296,924

From unitholder transactions
Proceeds from units issued	7,001,287
Cost of units redeemed	(494,593)

Net increase in net assets resulting from unitholder transactions	6,506,694

Net increase in net assets	6,803,618
Net Assets
Beginning of period	11,893,841

End of period	$18,697,459

Number of units
Outstanding-beginning of period	594,990
Issued	346,734
Redeemed	(24,525)

Outstanding-end of period	917,199

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2007 to March 31, 2007
Investment income†	$—
Net expenses(†)††	(0.03)

Net investment loss	(0.03)
Net realized and unrealized gain	0.43

Net increase in unit value	0.40
Net asset value at beginning of period	19.99

Net asset value at end of period	$20.39

Ratios/Supplemental Data:

Ratio of net expenses to average net assets*††	0.66%
Ratio of net investment loss to average net assets*	(0.66)%
Portfolio turnover**†††	1%
Total return**	2.00%
Net assets at end of period (in thousands)	$18,697

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

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

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. Since July 1, 2004, the debt portion of the Balanced Fund has been invested through the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund. Prior to July 1, 2004, the debt portion had been invested in separately owned securities. As of March 31, 2007, 35.4% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of March 31, 2007, 31.9% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of March 31, 2007, 23.8% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

Mid-Cap Growth Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to have strong earnings growth potential.

Mid-Cap Value Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued.

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of March 31, 2007, 4.9% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity through investment in quality short-term instruments, investment contracts and synthetic investment contracts of insurance companies, banks and financial institutions. Currently, SARF invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund (“YES”), a separate State Street Bank collective investment fund. The annual financial statements of YES and SAFT are available from State Street Bank upon request.

Structured Portfolio Service

Conservative—higher current investment income and some capital appreciation.

Moderate—high current investment income and greater capital appreciation.

Aggressive—long-term growth of capital and lower current investment income.

In seeking its objective, each Structured Portfolio Service conducts a monthly pre-determined investment rebalancing in the Funds.

Retirement Date Funds—seek to provide a series of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. The five Retirement Date Funds, designated as the Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund and 2040 Retirement Date Fund, respectively, offer five separate “target retirement date” strategies, each with a distinct asset mix. With the exception of the Lifetime Income Retirement Date Fund, which is designed for those currently retired, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified target retirement date draws nearer.

The Retirement Date Funds utilize a broad range of asset classes and an annual rebalancing process to provide diversification of returns and risks consistent with the stated time period to retirement. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies with low tracking error. During the quarter ended March 31, 2007, each of the Funds invested 100% of the Fund’s assets in a separate State Street Bank and Trust Company collective investment fund listed below.

Lifetime Income Retirement Date Fund—invested in the State Street Bank and Trust Company—SSgA Age-Based Income Securities Lending Series Fund.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

2010 Retirement Date Fund—invested in the State Street Bank and Trust Company—SSgA Age-Based 2010 Securities Lending Series Fund.

2020 Retirement Date Fund—invested in the State Street Bank and Trust Company—SSgA Age-Based 2020 Securities Lending Series Fund.

2030 Retirement Date Fund—invested in the State Street Bank and Trust Company—SSgA Age-Based 2030 Securities Lending Series Fund.

2040 Retirement Date Fund—invested in the State Street Bank and Trust Company—SSgA Age-Based 2040 Securities Lending Series Fund.

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

State Street is a non-depository trust company established under the laws of the State of New Hampshire and is a wholly-owned subsidiary of State Street Bank. State Street has assumed responsibility for administering and providing investment options for the Program. State Street Bank is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

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

2. Summary of Significant Accounting Policies

The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting principles generally accepted in the United States of America:

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

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

B. Stable Asset Return Fund

SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts and investments in YES. On a daily basis SARF accrues dividend income based on the income credited by SAFT. SARF does not distribute income and any increase to the net assets is reflected by an increase to the unit value. Each month the dividend income earned by SARF is reinvested into SAFT. As a result of its investment in SAFT, SARF is subject to the specialized accounting provisions described below. The Statement of Assets and Liabilities presents the fair value of the investment contracts held by SAFT with the adjustment to contract value. The Statement of Operations and Changes in Net Assets were prepared on a contract value basis. Following are the accounting policies of SAFT:

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

i. Accounting Guidance

On December 29, 2005, FASB issued FASB Staff Position AAG INV-1, Reporting of Fully Benefit- Responsive Investment Contracts Held by Certain Investment Companies Subject to the AICPA Investment Company Audit Guide and Defined-Contribution Health and Welfare and Pension Plans (the “FSP”). The FSP: a.) describes the limited circumstances in which the net assets of an investment company shall reflect the contract value (which generally equals the principal balance plus accrued interest) of certain investments that it holds, b.) provides a definition of a fully benefit-responsive investment contract, and c.) provides guidance on financial statement presentation and disclosure of fully benefit-responsive investment contracts. The Fund has adopted the FSP for the year ended December 31, 2006 and all periods thereafter. Additional disclosures required by the FSP are reflected below and in the accompanying financial statements.

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

iii. Value of Investments

Investments in bank, insurance company and other financial institution investment contracts (“GICs”) are stated at fair value. As provided in the FSP, an investment contract is generally permitted to reflect an adjustment to contract value to the extent it is fully benefit-responsive and held by a trust offered only to qualified employer-sponsored defined-contribution plans. An investment contract is considered fully benefit responsive if: 1) it is effected directly between the Fund and the issuer and may not be transferred without the consent of the issuer, 2) either the repayment of principal and interest is a financial obligation of the issuer (i.e., for traditional investment contracts) or the issuer of a wrap contract provides assurance that the contract crediting rate will not be adjusted to less than zero (i.e., for synthetic investment contracts), 3) the contract requires all permitted participant-initiated transactions with the trust to occur at contract value without limitation, 4) it is improbable that an event will occur that would limit the ability of the Fund to transact at contract value with both the issuer and Fund unitholders, and 5) the Fund allows unitholders reasonable access to their funds. Investment contracts that do not meet the criteria for valuation at contract value will be valued at fair value as determined by the trustee, and such value may be more or less than contract value.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

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

A synthetic GIC is a wrap contract paired with an underlying investment or investments, usually a portfolio of high-quality, intermediate term fixed income securities. The portfolio is owned by the Fund. The Fund purchases a wrapper contract from an insurance company or other financial services institution. The portfolio, coupled with the wrap contract, attempts to replicate the characteristics of a traditional GIC. A synthetic GIC attempts to protect principal and accumulated interest and credits a stated interest rate for a specified period of time (e.g. monthly or quarterly). Investment gains and losses are amortized over the expected duration through the calculation of the interest rate applicable to the Fund on a prospective basis (the “Crediting Rate”). The Crediting Rate is primarily based on the current yield-to-maturity of the covered investments, plus or minus amortization of the difference between the market value and contract value of the covered investments over the duration of the covered investments at the time of computation. The Crediting Rate is most impacted by the change in the annual effective yield to maturity of the underlying securities, but is also affected by the differential between the contract value and the market value of the covered investments. This difference is amortized over the duration of the covered investments. Depending on the change in duration from each reset period, the magnitude of the impact to the Crediting Rate of the contract to market difference is heightened or lessened. The Crediting Rate can be adjusted periodically and is usually adjusted either monthly or quarterly, but in no event is the Crediting Rate less than zero.

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

For example, retirement benefit payments which occur because an employer has offered a subsidized early retirement program will not transact at contract value unless the scope of the program is not material or the investment contract includes a “contract value corridor”. Whether an employer initiated event is probable is foremost within the knowledge of the employer, but in the normal course may be communicated to the investment manager of the Fund. While the investment manager may take action to minimize or eliminate the impact of the employer initiated event, there is no assurance that the issuer will continue to transact at contract value once the corridor is used. In that case, the Fund would be unable to maintain the ability to transact at contract value. As of March 31, 2007, the occurrence of an event that would limit the ability of the Fund to transact at contract value with the participants in the Fund is not probable.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

The issuer may be in default if it breaches a material obligation under the investment contract; makes a material misrepresentation; has a decline in its long term credit rating below a threshold set forth in the contract; is acquired or reorganized and the successor issuer does not satisfy the investment or credit guidelines applicable to issuers. If, in the event of default of an issuer, the Fund were unable to obtain a replacement investment contract, withdrawing plans may experience losses if the value of the Fund’s assets no longer covered by the contract is below contract value. The Fund may seek to add additional issuers over time to diversify the Fund’s exposure to such risk, but there is no assurance that the Fund will be able to do so. he combination of the default of an issuer and an inability to obtain a replacement agreement could render the Fund unable to achieve its objective of maintaining a stable contract value.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

ix. Other Information Required by the FSP

At March 31, 2007, all investment contracts held by the Fund were deemed fully benefit-responsive within the meaning of the FSP. The change in the difference between the fair value and contract value of the trust’s fully benefit-responsive investment contracts during 2007 is reflected below:

	March 31, 2007	December 31, 2006	Change
Net assets at fair value	$857,110,354	$841,217,184	$15,893,170
Net assets (at contract value)	845,026,286	848,305,700	(3,279,414)
Adjustment to contract value	(12,084,068)	7,088,516	19,172,584

Sensitivity Analysis

The following tables are intended to provide the sensitivity analyses disclosures as required by the FSP. These are estimates calculated based on current Crediting Rate calculations, and are not intended to serve as a projection or guarantee of future rates of return to be earned by the Fund.

Hypothetical change in current yield and no participant transactions, base case*.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2007	4.94%
June 30, 2007		3.21%	3.31%	3.47%	3.53%
September 30, 2007		2.96%	3.15%	3.49%	3.64%
December 31, 2007		2.75%	3.01%	3.50%	3.73%
March, 31, 2008		2.56%	2.89%	3.52%	3.81%

Hypothetical change in current yield and 10% participant transactions, base case**.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2007	4.94%
June 30, 2007		3.46%	3.48%	3.48%	3.45%
September 30, 2007		3.17%	3.30%	3.50%	3.57%
December 31, 2007		2.93%	3.14%	3.51%	3.68%
March, 31, 2008		2.72%	3.00%	3.52%	3.76%

*	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
**	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	3.91%
Based on interest rate credited to participants (2)	4.40%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on March 31, 2007 by the fair value of investments on March 31, 2007.
(2)	Computed by dividing the annualized one-day earnings credited to participants on March 31, 2007 by the fair value of investments on March 31, 2007.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

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

The Collective Trust adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), as required, on January 1, 2007. FIN 48 requires management to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. FIN 48 must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to net assets as of January 1, 2007.

Based on its analysis, management has determined that the adoption of FIN 48 did not have a material impact to the Collective Trust’s financial statements upon adoption. However, management’s conclusions regarding FIN 48 may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance expected from the FASB, and on-going analyses of tax laws, regulations and interpretations thereof.

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

Notes to Financial Statements

(Unaudited)

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

At March 31, 2007, the Intermediate Bond Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
Eurodollar Futures	310	$73,583,668	March 2008	$254,457
Eurodollar Futures	275	65,343,660	December 2007	54,777
Eurodollar Futures	247	58,603,013	September 2008	284,874
Eurodollar Futures	119	28,251,416	December 2008	115,209
Euro CME Futures	1,157	275,063,620	December 2008	721,792
EURIBOR Futures.	59	18,959,034	June 2007	(43,138)
Germany Federal Republic Bonds 10yr	12	1,858,513	June 2007	(14,184)
LIBOR Futures	3	697,791	June 2008	(1,698)
U.K. Treasury Bonds.	3	643,624	June 2007	(6,968)
U.K. Treasury Bonds.	166	38,484,471	March 2008	12,254
U.S. Treasury Notes 5yr.	1,073	112,979,676	June 2007	540,371

				1,917,746

Short
U.S. Treasury Notes 10yr.	(626)	(68,089,086)	June 2007	402,836

				$2,320,582

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

I. Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of March 31, 2007, the Intermediate Bond Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Euro	102,000	$136,021	04/04/2007	$416
Purchase	Euro	44,000	58,677	04/04/2007	179
Sale	Euro	146,000	193,459	04/04/2007	(1,833)
Purchase	Pound Sterling	3,021,000	5,930,383	04/04/2007	16,256
Sale	Pound Sterling	3,021,000	5,925,220	04/04/2007	(21,419)
Sale	Pound Sterling	3,021,000	5,930,030	04/04/2007	(16,232)

					$(22,633)

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

At March 31, 2007, the Intermediate Bond Fund held the following interest rate swap contracts:

			Rate Type
Notional Amount	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate	Unrealized Appreciation (Depreciation)
110,000,000 JPY	Barclays (b)	06/20/2016	6 Month JPY LIBOR	2.00%	$(13,164)
11,300,000 USD	Citigroup (b)	06/20/2014	3 Month USD LIBOR	5.00%	11,143
2,000,000 AUD	Citigroup (a)	01/15/2010	AUD-BBR-BBSW	6.50%	(2,494)
11,000,000 USD	Lehman Brothers (a)	06/20/2012	3 Month USD LIBOR	5.00%	(21,927)
8,500,000 USD	Lehman Brothers (a)	06/20/2037	3 Month USD LIBOR	5.00%	(296,334)
260,000,000 JPY	Merrill Lynch (b)	06/20/2016	6 Month JPY LIBOR	2.00%	(24,154)
12,900,000 USD	Morgan Stanley (a)	06/20/2037	3 Month USD LIBOR	5.00%	(449,475)
6,800,000 EUR	Morgan Stanley (a)	06/16/2014	6 Month EUR LIBOR	4.00%	231,501
42,000,000 USD	UBS (a)	06/18/2009	3 Month USD LIBOR	5.00%	173,736
19,000,000 USD	UBS (a)	06/20/2009	3 Month USD LIBOR	5.00%	(17,215)
3,200,000 GBP	UBS (a)	12/20/2008	6 Month GBP LIBOR	5.00%	(8,982)
1,900,000 USD	UBS (a)	06/20/2037	3 Month USD LIBOR	5.00%	(67,801)
400,000 EUR	UBS (a)	10/15/2010	CPI-France	2.1455%	9,235

					$(475,931)

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	Fund receives the floating rate and pays the fixed rate.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

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

At March 31, 2007, the Fund did not hold any open written call or written put option contracts.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

Investment Advisor	Fee Rate Range Highest to Lowest

AllianceBernstein L.P. (Large-Cap Value Equity)	.50% to .15%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)	.50% to .225%*
JPMorgan Asset Management (UK) Limited (International Equity)	.75% to .45%
Pacific Investment Management Company LLC (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%
Smith Asset Management Group, LP (Small-Cap Equity)	.85% to .45%
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	.50% to .35%
Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%
Wellington Management Company LLP (Mid-Cap Value Equity)	.75% to .55%
Wellington Management Company LLP (Small-Cap Equity)	.90% to .70%

*	Subject to a 5% reduction based on aggregate fees.

Investment Advisor	Fees for the Period Ended March 31, 2007
AllianceBernstein L.P. (Large-Cap Value Equity)	$210,294
Capital Guardian Trust Company (Balanced)	164,697
Capital Guardian Trust Company (Large-Cap Growth Equity)	136,488
JPMorgan Asset Management (UK) Limited (International Equity)	214,648
Pacific Investment Management Company LLC (Intermediate Bond)	307,374
Philadelphia International Advisors LP (International Equity)	168,277
Smith Asset Management Group, LP (Small-Cap Equity)	210,459
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	233,839
Turner Investment Partners (Mid-Cap Growth Equity)	161,787
Wellington Management Company LLP (Mid-Cap Value Equity)	129,647
Wellington Management Company LLP (Small-Cap Equity)	310,731

$2,248,241

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

The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the period ended March 31, 2007:

Value of Program Assets	Rate of ARF Program Fee
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4.0 billion	.015%

ARF received Program fees of $424,182 for the period ended March 31, 2007. These fees are allocated to each Fund based on net asset value.

Effective October 1, 2005, ARF and State Street Bank agreed to adjust the State Street Bank Program fee based upon the following schedule:

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

Value of Program Assets	Rate of State Street Bank Program Fee
First $2.0 billion	.40%
Next $1.0 billion	.31%
Next $1.0 billion	.21%
Over $4.0 billion	.13%

For the period ended March 31, 2007, State Street Bank received program fees of $3,286,994.

A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ARF that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any such assets in excess of $50 million. The accrued reduction for the period ended March 31, 2007 totaled $4,388 and is allocated to each Fund based on net asset value.

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

Value of Assets in all Funds	Rate
First $1.0 billion	.217%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the period ended March 31, 2007, State Street Bank received trustee, management and administration fees of $926,634.

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the period ended March 31, 2007, State Street Bank received Retirement Date Fund management fees of $21,169.

The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration or program fee.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	Period Ended March 31, 2007
	Purchases	Sales
Balanced Fund	$20,826,368	$29,248,225
Index Equity Fund	16,143,256	7,657,557
Intermediate Bond Fund	5,744,452	10,280,914
International Equity Fund	22,155,671	16,759,235
Large-Cap Growth Equity Fund	48,475,311	70,491,001
Large-Cap Value Equity Fund	33,477,481	21,549,636
Mid-Cap Growth Equity Fund	35,115,239	39,915,862
Mid-Cap Value Equity Fund	13,031,275	8,971,964
Small-Cap Equity Fund	81,260,667	85,731,071
Conservative Structured Portfolio Service	3,752,308	3,538,371
Moderate Structured Portfolio Service	11,471,429	8,446,491
Aggressive Structured Portfolio Service	10,273,335	5,352,580
Lifetime Income Retirement Date Fund	1,550,241	726,535
2010 Retirement Date Fund	2,476,637	1,147,420
2020 Retirement Date Fund	6,713,960	1,507,064
2030 Retirement Date Fund	6,115,420	80,940
2040 Retirement Date Fund	6,554,782	152,788

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	Period Ended March 31, 2007
	Purchases	Sales
Intermediate Bond Fund	$892,440,978	$1,169,927,371

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

Notes to Financial Statements

(Unaudited)

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

At March 31, 2007, the Funds’ market value of securities on loan and collateral received for securities loaned was as follows:

Fund	Market Value of Loaned Securities	Collateral Value
Balanced*	$21,995,050	$22,578,294
Intermediate Bond	84,686,673	86,422,000
International Equity	48,207,894	50,498,668
Large-Cap Growth Equity*	43,040,281	44,084,316
Large-Cap Value Equity	20,781,271	21,261,075
Mid-Cap Growth Equity*	31,842,517	32,567,626
Mid-Cap Value Equity	25,020,490	25,643,705
Small-Cap Equity	131,274,896	134,532,547

*	Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. All non-cash collateral held at March 31, 2007 was in the form of U.S. Treasury Obligations in amounts as follows:

Fund	Non-Cash Collateral Value
Balanced	$718,651
Mid-Cap Growth Equity	1,719,463
Large-Cap Growth Equity	5,808,890

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

7. Participant Ownership

As of March 31, 2007, five Participants owned 10.11%, 7.09%, 6.55%, 5.37% and 5.05%, respectively, of the outstanding Units of the Lifetime Income Retirement Date Fund, three Participants owned 14.63%, 10.37% and 5.13%, respectively, of the outstanding Units of the 2010 Retirement Date Fund, one Participant owned 5.29% of the outstanding Units of the 2020 Retirement Date Fund and one Participant owned 5.39% of the outstanding Units of the 2040 Retirement Date Fund.

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

For the quarter ended March 31, 2007, the Stable Asset Return Fund experienced a total return, net of expenses, of 1.04%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 1.11% for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark for the quarter ended March 31, 2007. The underperformance continues to be attributable to the higher yields at the money market portion of the curve versus the long end of the yield curve. Trades for the quarter continued the trend of year end 2006, purchasing a variety of asset backed securities, primarily non-agency collateralized mortgage obligations, with short durations of generally less than one year. The focus remains on the short end of the yield curve to take advantage of higher yields due to the curve’s continued inversion. Guaranteed investment contracts continue to be avoided due to their lack of relative value given their illiquid, lower quality characteristics. Currently, the Fund is positioned with much shorter duration instruments which will produce higher yields but also mature earlier allowing reinvestment in either short dated securities if the curve retains its inverted shape or in longer dated instruments should a more normal yield curve environment return.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a diversified portfolio of fixed income securities.

For the quarter ended March 31, 2007, the Intermediate Bond Fund experienced a total return, net of expenses, of 1.66%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 1.50% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

For the quarter ended March 31, 2007, the Intermediate Bond Fund, which is advised by Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index. Retaining positions that benefit from expectations of a steeper yield curve and repricing of risk began to pay off in the first quarter. The Fund employed the following strategies over the quarter. The Fund’s interest rate strategy of maintaining an above-benchmark duration was positive as interest rates generally fell across the curve. An emphasis on shorter maturities was an additional boost as yields on these bonds fell by more than those on longer maturities. For sector strategies tactical shifts in mortgage allocations as well as security selection added value although mortgages were flat to Treasuries overall. An underweight to corporate securities, which modestly outpaced Treasuries as their yield advantage offset price pressure, was slightly negative for performance. A modest allocation to real return bonds benefited the portfolio as the yields on these bonds fell more than the yields on nominal bonds. Modest exposure to high quality emerging market bonds also added value as the asset class held up against a global shift in risk aversion. Exposure to the euro and yen helped performance as both currencies appreciated relative to the dollar.

Balanced Fund

The Balanced Fund invests in publicly-traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the quarter ended March 31, 2007, the Balanced Fund experienced a total return, net of expenses, of 0.57%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 1.35% for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the quarter ended March 31, 2007, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. Financial stocks were the biggest detractor from performance. Specifically, a large overweight position in thrifts and mortgage companies, which suffered due to the sub-prime meltdown, and stock selection among the consumer finance companies were damaging. Lower-than-benchmark weightings in utilities and telecommunication companies were also negative contributors. Selection among consumer discretionary stocks was positive relative to the benchmark. Selection among health care stocks, particularly biotechnology firms, was beneficial. Overall, information technology holdings contributed to positive performance although large exposure to the sector did not.

For the quarter ended March 31, 2007, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index. Retaining positions that benefit from expectations of a steeper yield curve and repricing of risk began to pay off in the first quarter. The segment employed the following strategies over the quarter. The segment’s interest rate strategy of maintaining an above-benchmark duration was positive as interest rates generally fell across the curve. An emphasis on shorter maturities was an additional boost as yields on these bonds fell by more than those on longer maturities. For sector strategies tactical shifts in mortgage allocations as well as security selection added value although mortgages were flat to Treasuries overall. An underweight to corporate securities, which modestly outpaced Treasuries as their yield advantage offset price pressure, was slightly negative for performance. A modest allocation to real return bonds benefited the portfolio as the yields on these bonds fell more than the yields on nominal bonds. Modest exposure to high quality emerging market bonds also added value as the asset class held up against a global shift in risk aversion. Exposure to the euro and yen helped performance as both currencies appreciated relative to the dollar.

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

For the quarter ended March 31, 2007, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 0.50%. By comparison, the Russell 1000 Value Index produced an investment record of 1.24% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the quarter ended March 31, 2007, the actively managed segment of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index. Relative performance was hurt by financial holdings, notably Freddie Mac, Countrywide Financial and Merrill Lynch, which underperformed amid the sell-off in reaction to turmoil in the sub-prime mortgage sector. Key contributors to performance included

Arcelor Mittal, DaimlerChrysler and Owens-Illinois. Recently-merged steel maker Arcelor Mittal rose on signs of ongoing integration benefits and the strengthening outlook for steel pricing. The market also reacted favorably to the company’s 2006 results, which were accompanied by a dividend and share buyback announcement. DaimlerChrysler announced improved operating margins for its Mercedes division, further reassuring investors of the unit’s turnaround. Enthusiasm surrounding the potential sale of the company’s Chrysler unit also drove the stock higher. Owens-Illinois, the world’s largest maker of glass bottles, gained on investor expectations that the company, under the leadership of its new CEO, will more aggressively manage the business, sell its non-core plastics-packaging business and tightly control capital spending. In addition, margins and profitability should benefit from industry capacity reductions, price increases and a better energy cost outlook.

The performance of the indexed segment of the Large-Cap Value Equity Fund for the quarter ended March 31, 2007 was consistent with the Russell 1000 Value Index after taking into account expenses.

Large-Cap Growth Equity Fund

The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion at the time of purchase that are believed to have strong earnings growth potential. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities its holds and to realize income principally from dividends on such securities. A segment of the Large-Cap Growth Equity Fund (approximately 33- 1/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed in two portions of approximately 33-1/3% each of the assets of the Fund subject to differences in relative performance. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

For the quarter ended March 31, 2007, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 0.39%. By comparison, the Russell 1000 Growth Index produced an investment record of 1.19% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The segment of the Large-Cap Growth Equity Fund which is advised with the assistance of Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the quarter ended March 31, 2007. Financial stocks were the biggest detractor from performance. Specifically, a large overweight position in thrifts and mortgage companies, which suffered due to the sub-prime meltdown, and stock selection among the consumer finance companies were damaging. Lower-than-benchmark weightings in utilities and telecommunication companies were also negative contributors. Selection among consumer discretionary stocks was positive relative to the benchmark. Selection among health care stocks, particularly biotechnology firms, was beneficial. Overall, information technology holdings contributed to positive performance although large exposure to the sector did not.

The other actively-managed segment of the Large-Cap Growth Equity Fund, which is advised with the assistance of T. Rowe Price Associates, Inc., underperformed the Russell 1000 Growth Index for the quarter ended March 31, 2007. Sector allocations and stock selection detracted from relative performance. Stock selection drove relative underperformance in industrials and business services, where industrial conglomerate GE fared poorly. Stock selection also detracted from relative results in consumer staples, where exposure lies in food and staples retailing. Sysco shares declined in the first quarter and the position was eliminated. Information technology contributed to relative performance due to stock selection, notably in communications equipment, where holdings include Juniper Networks and QUALCOMM. Stock selection in media, where holdings include EchoStar Communications, aided relative results in consumer discretionary.

The performance of the indexed segment of the Fund for the quarter ended March 31, 2007 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the quarter ended March 31, 2007, the Index Equity Fund experienced a total return, net of expenses, of 1.17%. By comparison, the Russell 3000 Index produced an investment record of 1.28% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Index Equity Fund for the quarter ended March 31, 2007 was consistent with the Russell 3000 Index after taking into account expenses.

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

For the quarter ended March 31, 2007, the Mid-Cap Value Equity Fund, which is advised with the assistance of Wellington Asset Management Company, LLP, experienced a total return,

net of expenses, of 6.73%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 4.86% for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Value Equity Fund outperformed the Russell Mid-Cap Value Index for the quarter ended March 31, 2007. Eight out of ten sectors were positive for the quarter. Positive relative results from the financials, consumer discretionary, and materials sectors outweighed the negative relative performance from the energy and health care sectors. The financial sector added to relative performance due in part the avoidance of New Century Financial, a sub-prime lender whose stock declined approximately 95% during the quarter. The consumer discretionary sector also benefited from strong holdings like American Axle Manufacturing, which designs, engineers, and manufactures driveline systems. American Axle advanced 45% during the quarter, as the market started to focus its attention on the substantial upside potential available to the company if negotiations regarding the UAW 2008 contract are successful. Energy holdings performed poorly during the quarter. The Fund’s position in non-benchmark name Newfield Exploration, an independent oil and gas company, detracted. Newfield declined on disappointing fourth quarter results and lowered production guidance. Health care holdings also detracted from performance, due in part to weak performer Barr Pharmaceuticals. The stock declined over 7% following lower-than-expected guidance provided by management.

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

For the quarter ended March 31, 2007, the Mid-Cap Growth Equity Fund, which is advised with the assistance of Turner Investment Partners, experienced a total return, net of expenses, of 3.38%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 3.96% for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the quarter ended March 31, 2007. Six of the Fund’s ten sector positions outperformed their corresponding index sectors. Adding the most value to results were producer-durables holdings, a 9% weighting. Individual stocks that performed well included Varian Semiconductor Equipment, Roper Industries, Polycom, KLA-Tencor, and Ametek. In absolute terms, materials/processing stocks returned the most, 18%. The biggest detractor from performance were positions in technology and health-care stocks, a 28% weighting. Performing relatively poorly were Isilon Systems, F5 Networks, Nvidia, QLogic, Autodesk, Akamai Technologies, Digital River, Ciena, Sepracor, Celgene, Medicis Pharmaceutical, MedImmune, and Allergan.

Small-Cap Equity Fund

The Small-Cap Equity Fund invests primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Small-Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. A segment of the Fund is invested to replicate the Russell 2000 Index, which is comprised of the 2,000 companies in the Russell 3000 Index with the smallest market capitalization. The remainder of the Fund is actively managed with the assistance of Wellington Management Company, LLP and Smith Asset Management Group, L.P.

For the quarter ended March 31, 2007, the Small-Cap Equity Fund experienced a total return, net of expenses, of 2.21%. By comparison, the Russell 2000 Index produced an investment record of 1.95% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The segment of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP outperformed the Russell 2000 Index for the quarter ended March 31, 2007. A bottom-up investment approach was a primary driver behind performance in the first quarter. Although stock selection in the financial, information technology, utilities, and materials sectors contributed to relative performance, the segment underperformed the Index due to weak stock selection in six of ten sectors, including telecommunication services, health care, and consumer staples. The information technology sector added to performance, due in part to strong performance of Varian Semiconductor, a manufacturer of ion implantation systems. Shares of Varian rose on news that competitor Applied Materials would end future development of beamline implant products for semiconductor manufacturing, improving the competitive environment for Varian. The segment also benefited from its financial sector holdings, in particular from First Community Bancorp, a large bank in southern California. The company reported increased earnings on higher net interest income from acquisitions and organic loan growth. Stock selection in the telecommunication services sector detracted from performance. The segment’s overweight position to weak performer, Syniverse, impacted results. The stock fell on disappointing fourth quarter results and 2007 outlook. The health care sector also performed poorly due to security selection. Shares of AtheroGenics, a pharmaceutical company focused on chronic inflammatory diseases, declined sharply on news that the ARISE trial did not meet the primary endpoint.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. outperformed the Russell 2000 Index for the quarter ended March 31, 2007. Positive relative performance was primarily attributable to the market’s return to earnings growth as the driver of stock performance during the first quarter of 2007. In particular, the market rewarded companies with improving earnings growth prospects, higher than average earnings growth rates, and companies reporting positive earnings surprises. Deep value factors such as dividend yield and price/book which were significantly favored by the market in 2006, performed poorly for the quarter.

The performance of the indexed segment of the Small-Cap Equity Fund for the quarter ended March 31, 2007 was consistent with the Russell 2000 Index after taking into account expenses.

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

For the quarter ended March 31, 2007, the International Equity Fund experienced a total return, net of expenses, of 2.12%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI AC World Ex-U.S. Index”) produced an investment record of 3.75% for the same period. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The segment of the International Equity Fund advised with the assistance of JPMorgan Asset Management (UK) Limited underperformed the MSCI AC World Ex-U.S. Index for the quarter ended March 31, 2007. Exposure to Japanese and emerging market financials, technology stocks and Japanese auto companies held back performance during the quarter. Technology stocks in general were weak reflecting concerns about future demand and pricing pressures. That negative sentiment took its toll on names like Nidec, Ericsson and Asustek. In autos, Honda and Nissan were adversely affected by the weakness of the dollar and concerns about the U.S. economy. Within financials, holding China Life and HDFC Bank (India) hurt as both stocks were caught up by pullbacks in the Chinese and Indian markets. Overweight positions in Mitsubishi-UFJ Financial Group, Sumitomo Mitsui Financial Group and Bank of Yokohama also hurt. Japanese banking stocks generally fared poorly, reflecting concerns over earnings. Japanese banks have struggled to raise loan rates amid weak domestic consumer demand. Many have reported declines in net interest earnings.

Offsetting these were overweight positions in Altadis (tobacco company) and a number of commodity-related stocks. Shares of Altadis surged as the company became the subject of a takeover attempt by Imperial Tobacco. Mining companies CVRD and BHP Billiton, along with Sumitomo Corp and Mitsubishi Corp (two Japanese trading companies that deal extensively in oil and metals), all posted gains in excess of 20% as metal and energy prices rebounded off their lows. Exposure to U.K. retailers Morrison Supermarkets and Tesco also contributed positively to performance. Robust Christmas sales prompted several brokerage houses to upgrade earnings estimates for the sector. Further, the sector has been boosted by merger and acquisition speculation following news that rival Sainsbury may be the subject of a takeover attempt. The introduction of REITs in the U.K. has further stoked speculation surrounding these firms, whose large land holdings can now be spun off into lower tax structures.

The segment of the International Equity Fund advised with the assistance of Philadelphia International Advisors, LP underperformed the MSCI AC World Ex-U.S. Index for the quarter ended March 31, 2007. The cause for the underperformance was poor security selection within most of the sectors across the Index. In some cases there was negative news: HSBC’s sub-prime loan exposure, Lundbeck’s promising drug cancelled, Ericsson’s lower market growth projection for 2007, but in many cases it seemed the stocks slid lower for no clear fundamental reason. The segment has lighter exposure to some sectors that have been in the merger and acquisition spotlight—particularly utilities, food, and beverage/tobacco–and none of the segment’s names were highlighted in takeover stories.

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

For the quarter ended March 31, 2007, the Structured Portfolio Service experienced a total return, net of expenses, of 1.28% for the Conservative Portfolio, 1.48% for the Moderate Portfolio, and 1.52% for the Aggressive Portfolio.

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

Retirement Date Funds

The Retirement Date Funds provide a series of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. Each Retirement Date Fund has a different initial investment strategy representing different risk and reward characteristics that reflect a participant’s anticipated time to expected retirement. The longer the time period to expected retirement, the greater is the Retirement Date Fund’s initial risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who are approaching or are beyond their retirement date and, effective May 1, 2007, is comprised primarily of bonds, investment contracts and high-quality short-term debt instruments (such as those in which the Stable Asset Return Fund invests), and U.S. Treasury Inflation Protected Securities, to provide stability, income and inflation protection, although this Retirement Date Fund also includes 35% equity exposure. The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more-limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for maximum growth potential.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the period from January 1, 2007 through March 31, 2007, these funds included S&P 500 Flagship Securities Lending Fund, Daily MSCI EAFE Fund, S&P Mid-Cap 400 Index Securities Lending Fund, Russell 2000 Index Securities Lending Fund, Long U.S. Government Index Securities Lending Fund, Limited Duration Bond Non-Lending Fund and Short Term Investment Fund. Effective May 1, 2007, these funds include, in the case of some or all of the Retirement Date Funds and in varying allocations, S&P 500® Flagship Securities Lending Series Fund, Daily MSCI ACWI ex-US Securities Lending Index Fund, S&P MidCap® Index Securities Lending Series Fund, Russell 2000® Index Securities Lending Series Fund, Long U.S. Government Index Securities Lending Fund, Passive Bond Market Index Securities Lending Series Fund, U.S. Treasury Inflation Protected Securities Lending Series Fund and Principal Accumulation Return Fund.

For the quarter ended March 31, 2007, the Retirement Date Funds experienced a total return, net of expenses, of 0.76% for the Lifetime Income Retirement Date Fund, 0.86% for the 2010 Retirement Date Fund, 1.44% for the 2020 Retirement Date Fund, 1.69% for the 2030 Retirement Date Fund and 2.00% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the quarter ended March 31, 2007 was consistent with the relevant combination benchmark after taking into account expenses.

Item 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of March 31, 2007.

Internal Control Over Financial Reporting: No change in the Collective Trust’s internal control over financial reporting occurred during the Collective Trust’s last fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2007, the Collective Trust issued an aggregate of approximately $182 million in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund, portfolio of the Structured Portfolio Service or Retirement Date Fund.

Item 6.	EXHIBITS.

31.1*	Certification of Philip J. Lussier pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2*	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Philip J. Lussier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

May 10, 2007	By:	/s/ Philip J. Lussier
	Name:	Philip J. Lussier
	Title:	Chief Executive Officer

May 10, 2007	By:	/s/ Beth M. Halberstadt
	Name:	Beth M. Halberstadt
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of Philip J. Lussier pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Philip J. Lussier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.