Form 10-Q
period 2007-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2007-08-09
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007.

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

Balanced Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2007
Assets
Investments, at value (cost $231,612,365)	$287,934,691	(a)
Investments in affiliated issuers, at value (cost $32,132,378)	32,132,378
Intermediate Bond Fund (cost $135,032,269 and units of 7,406,893)	146,870,201	(b)
Cash	565
Receivable for investments sold	8,404,862
Dividends receivable	295,743
Receivable for fund units sold	282,219
Tax reclaims receivable	12,248

Total assets	475,932,907

Liabilities
Payable for cash collateral received on securities loaned	29,180,625	(c)
Payable for investments purchased	2,877,661
Payable for fund units redeemed	2,000,911
Investment advisory fee payable	170,017
State Street Bank and Trust Company—program fee payable	73,918
Trustee, management and administration fees payable	21,597
ABA Retirement Funds—program fee payable	9,957
Other accruals	114,360

Total liabilities	34,449,046

Net Assets (equivalent to $90.93 per unit based on 4,854,982 units outstanding)	$441,483,861

(a)	Includes securities on loan with a value of $34,930,745 (see Note 6).
(b)	Indicates an affilated issuer.
(c)	Excludes non-cash collateral of $6,574,252 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income
Dividends (net of foreign tax expense of $13,012 and $16,103)	$1,089,114	$2,243,694
Dividends—affiliated issuers	48,882	93,229
Securities lending income	7,192	13,843

Total investment income	1,145,188	2,350,766

Expenses
State Street Bank and Trust Company—program fee	233,262	464,465
Investment advisory fee	169,995	334,692
Trustee, management and administration fees	65,679	130,946
ABA Retirement Funds—program fee	30,069	59,946
Legal and audit fees	24,605	49,365
Compliance consultant fees	24,239	48,630
Reports to unitholders	11,592	23,256
Registration fees	2,508	5,032
Other fees	10,257	20,576

Total expenses	572,206	1,136,908

Net investment income (loss)	572,982	1,213,858

Net realized and unrealized gain (loss)
Investments	13,775,151	20,249,937
Intermediate Bond Fund	656,513	1,103,853

	14,431,664	21,353,790

Change in net unrealized appreciation (depreciation) on: Investments	1,001,352	(4,018,558)

Change in net unrealized appreciation (depreciation)	1,001,352	(4,018,558)

Net realized and unrealized gain (loss)	15,433,016	17,335,232

Net increase (decrease) in net assets resulting from operations	$16,005,998	$18,549,090

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$572,982	$1,213,858
Net realized gain (loss)	14,431,664	21,353,790
Change in net unrealized appreciation (depreciation)	1,001,352	(4,018,558)

Net increase (decrease) in net assets resulting from operations	16,005,998	18,549,090

From unitholder transactions
Proceeds from units issued	13,823,738	29,801,705
Cost of units redeemed	(28,881,794)	(54,272,058)

Net increase (decrease) in net assets from unitholder transactions	(15,058,056)	(24,470,353)

Net increase (decrease) in net assets	947,942	(5,921,263)
Net Assets
Beginning of period	440,535,919	447,405,124

End of period	$441,483,861	$441,483,861

Number of units
Outstanding-beginning of period	5,020,473	5,127,643
Issued	153,096	335,131
Redeemed	(318,587)	(607,792)

Outstanding-end of period	4,854,982	4,854,982

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$0.23	$0.47
Net expenses(†) ††	(0.12)	(0.23)

Net investment income (loss)	0.11	0.24
Net realized and unrealized gain (loss)	3.07	3.44

Net increase (decrease) in unit value	3.18	3.68
Net asset value at beginning of period	87.75	87.25

Net asset value at end of period	$90.93	$90.93

Ratios/Supplemental Data:

Ratio of net expenses to average net assets* ††	0.51%	0.51%
Ratio of net investment income to average net assets*	0.51%	0.55%
Portfolio turnover** †††	6%	10%
Total return**	3.62%	4.22%
Net Assets at end of period (in thousands)	$441,484	$441,484

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds or the Intermediate Bond Fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in the Intermediate Bond Fund, portfolio turnover reflects purchases and sales of the Intermediate Bond Fund in which the Fund invests a portion of its assets, rather than portfolio turnover of the underlying portfolio of the Intermediate Bond Fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $334,957,470 and units of 36,659,618)	$471,222,728
Receivable for fund units sold	1,592,461

Total assets	472,815,189

Liabilities
Payable for fund units redeemed	1,127,005
State Street Bank and Trust Company—program fee payable	118,826
Trustee, management and administration fees payable	34,560
ABA Retirement Funds—program fee payable	15,376
Other accruals	177,999

Total liabilities	1,473,766

Net Assets (equivalent to $39.26 per unit based on 12,006,351 units outstanding)	$471,341,423

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income
Securities lending income distributed by underlying affiliated fund	$22,501	$27,672

Expenses
State Street Bank and Trust Company - program fee	371,372	729,222
Trustee, management and administration fees	104,564	205,580
ABA Retirement Funds - program fee	47,873	94,114
Legal and audit fees	39,172	77,493
Compliance consultant fees	38,589	76,339
Reports to unitholders	18,454	36,507
Registration fees	3,993	7,899
Other fees	16,327	32,300

Total expenses	640,344	1,259,454

Net investment income (loss)	(617,843)	(1,231,782)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	2,601,154	3,661,863
Change in net unrealized appreciation (depreciation)	23,715,214	28,390,208

Net realized and unrealized gain (loss)	26,316,368	32,052,071

Net increase (decrease) in net assets resulting from operations	$25,698,525	$30,820,289

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$(617,843)	$(1,231,782)
Net realized gain (loss)	2,601,154	3,661,863
Change in net unrealized appreciation (depreciation)	23,715,214	28,390,208

Net increase (decrease) in net assets resulting from operations	25,698,525	30,820,289

From unitholder transactions
Proceeds from units issued	20,180,081	48,758,235
Cost of units redeemed	(26,128,421)	(45,248,428)

Net increase (decrease) in net assets from unitholder transactions	(5,948,340)	3,509,807

Net increase (decrease) in net assets	19,750,185	34,330,096
Net Assets
Beginning of period	451,591,238	437,011,327

End of period	$471,341,423	$471,341,423

Number of units
Outstanding-beginning of period	12,156,260	11,900,880
Issued	518,672	1,290,276
Redeemed	(668,581)	(1,184,805)

Outstanding-end of period	12,006,351	12,006,351

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income† (a)	$0.00	$0.00
Net expenses(†) ††	(0.05)	(0.10)

Net investment income (loss)	(0.05)	(0.10)
Net realized and unrealized gain (loss)	2.16	2.64

Net increase (decrease) in unit value	2.11	2.54
Net asset value at beginning of period	37.15	36.72

Net asset value at end of period	$39.26	$39.26

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.54%	0.55%
Ratio of net investment income (loss) to average net assets*	(0.53)%	(0.54)%
Portfolio turnover** †††	1%	5%
Total return**	5.68%	6.92%
Net Assets at end of period (in thousands)	$471,341	$471,341

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Amounts less than $0.005 per unit are rounded to zero.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2007
Assets
Investments, at value (cost $538,823,260)	$530,170,017	(a)
Investments in affiliated issuers, at value (cost $51,138,996)	51,138,996
Foreign currency, at value (Cost $1,660,043)	1,669,399
Cash	3,812
Receivable for investments sold	27,916,697
Interest receivable	2,542,921
Receivable for fund units sold	233,671
Receivable for futures variation margin	98,101
Gross unrealized appreciation of forward currency exchange contracts	25,522
Swap contracts, at value	848,836

Total assets	614,647,972

Liabilities
Payable for investments purchased	118,526,015
Payable for cash collateral received on securities loaned	29,349,900	(b)
Swap contracts, at value	5,154,249
Payable for fund units redeemed	1,589,936
State Street Bank and Trust Company—program fee payable	114,993
Gross unrealized depreciation of forward currency exchange contracts	112,310
Investment advisory fee payable	102,681
Trustee, management and administration fees payable	33,589
ABA Retirement Funds—program fee payable	15,483
Other accruals	180,479

Total liabilities	155,179,635

Net Assets (equivalent to $19.83 per unit based on 23,174,081 units outstanding)	$459,468,337

(a)	Includes securities on loan with a value of $29,235,104 (see Note 6).
(b)	Excludes non-cash collateral of $480,600 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income
Interest—unaffiliated issuers	$5,947,562	$11,499,621
Dividends—affiliated issuers	251,856	458,312
Securities lending income	20,823	35,242
Dividends	3,125	6,250

Total investment income	6,223,366	11,999,425

Expenses
State Street Bank and Trust Company—program fee	366,909	734,594
Investment advisory fee	313,897	621,271
Trustee, management and administration fees	103,313	207,102
ABA Retirement Funds—program fee	47,299	94,811
Legal and audit fees	38,706	78,081
Compliance consultant fees	38,130	76,919
Reports to unitholders	18,235	36,785
Registration fees	3,945	7,958
Other fees	16,132	32,545

Total expenses	946,566	1,890,066

Net investment income (loss)	5,276,800	10,109,359

Net realized and unrealized gain (loss)
Investments	(1,667,333)	(1,462,897)
Foreign currency transactions	197,757	406,264
Futures contracts	1,630,111	971,787
Swap contracts	(4,155,743)	(4,277,026)

	(3,995,208)	(4,361,872)

Change in net unrealized appreciation (depreciation) on:
Investments	(7,545,402)	(6,808,295)
Foreign currency transactions	(76,298)	(94,459)
Futures contracts	(4,357,564)	(1,691,434)
Swap contracts	1,822,510	1,577,104

Change in net unrealized appreciation (depreciation)	(10,156,754)	(7,017,084)

Net realized and unrealized gain (loss)	(14,151,962)	(11,378,956)

Net increase (decrease) in net assets resulting from operations	$(8,875,162)	$(1,269,597)

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$5,276,800	$10,109,359
Net realized gain (loss)	(3,995,208)	(4,361,872)
Change in net unrealized appreciation (depreciation)	(10,156,754)	(7,017,084)

Net increase (decrease) in net assets resulting from operations	(8,875,162)	(1,269,597)

From unitholder transactions
Proceeds from units issued	26,321,363	48,109,980
Cost of units redeemed	(24,511,667)	(45,090,805)

Net increase (decrease) in net assets from unitholder transactions	1,809,696	3,019,175

Net increase (decrease) in net assets	(7,065,466)	1,749,578
Net Assets
Beginning of period	466,533,803	457,718,759

End of period	$459,468,337	$459,468,337

Number of units
Outstanding-beginning of period	23,088,865	23,028,142
Issued	1,310,903	2,399,686
Redeemed	(1,225,687)	(2,253,747)

Outstanding-end of period	23,174,081	23,174,081

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$0.27	$0.52
Net expenses(†) ††	(0.04)	(0.08)

Net investment income (loss)	0.23	0.44
Net realized and unrealized gain (loss)	(0.61)	(0.49)

Net increase (decrease) in unit value	(0.38)	(0.05)
Net asset value at beginning of period	20.21	19.88

Net asset value at end of period	$19.83	$19.83

Ratios/Supplemental Data:

Ratio of net expenses to average net assets* ††	0.81%	0.82%
Ratio of net investment income to average net assets*	4.54%	4.40%
Portfolio turnover** †††	88%	296%
Total return**	(1.88)%	(0.25)%
Net Assets at end of period (in thousands)	$459,468	$459,468

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2007
Assets
Investments, at value (cost $213,006,127)	$310,184,828	(a)
Investments in affiliated issuers, at value (cost $48,370,584)	48,370,584
Foreign currency, at value (Cost $1,190,918)	1,198,975
Dividends receivable	621,645
Receivable for investments sold	364,835
Receivable for fund units sold	214,938
Tax reclaims receivable	267,770

Total assets	361,223,575

Liabilities
Due to custodian	80,412
Payable for cash collateral received on securities loaned	44,302,259
Payable for fund units redeemed	2,029,720
Payable for investments purchased	1,256,866
Investment advisory fee payable	138,340
State Street Bank and Trust Company—program fee payable	78,581
Trustee, management and administration fees payable	22,736
ABA Retirement Funds—program fee payable	10,466
Other accruals	113,101

Total liabilities	48,032,481

Net Assets (equivalent to $34.17 per unit based on 9,166,631 units outstanding)	$313,191,094

(a)	Includes securities on loan with a value of $42,253,780 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income
Dividends (net of foreign tax expense of $300,076 and $333,111)	$3,583,484	$5,000,481
Dividends—affiliated issuers	75,464	155,467
Securities lending income	47,299	59,019

Total investment income	3,706,247	5,214,967

Expenses
Investment advisory fee	413,992	796,917
State Street Bank and Trust Company—program fee	242,331	468,736
Trustee, management and administration fees	68,228	132,139
ABA Retirement Funds—program fee	31,238	60,494
Legal and audit fees	25,559	49,803
Compliance consultant fees	25,179	49,063
Reports to unitholders	12,041	23,463
Registration fees	2,605	5,076
Other fees	10,656	20,760

Total expenses	831,829	1,606,451

Net investment income (loss)	2,874,418	3,608,516

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	4,913,082	11,477,888
Foreign currency transactions	(16,376)	34,730

Net realized gain (loss)	4,896,706	11,512,618

Change in net unrealized appreciation (depreciation) on:
Investments	13,825,659	12,333,257
Foreign currency transactions	(3,808)	(629)

Net change in net unrealized appreciation (depreciation)	13,821,851	12,332,628

Net realized and unrealized gain (loss)	18,718,557	23,845,246

Net increase (decrease) in net assets resulting from operations	$21,592,975	$27,453,762

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$2,874,418	$3,608,516
Net realized gain (loss)	4,896,706	11,512,618
Change in net unrealized appreciation (depreciation)	13,821,851	12,332,628

Net increase (decrease) in net assets resulting from operations	21,592,975	27,453,762

From unitholder transactions
Proceeds from units issued	21,219,719	49,288,794
Cost of units redeemed	(19,381,273)	(37,076,342)

Net increase (decrease) in net assets from unitholder transactions	1,838,446	12,212,452

Net increase (decrease) in net assets	23,431,421	39,666,214

Net Assets
Beginning of period	289,759,673	273,524,880

End of period	$313,191,094	$313,191,094

Number of units

Outstanding-beginning of period	9,107,119	8,778,232
Issued	639,891	1,536,403
Redeemed	(580,379)	(1,148,004)

Outstanding-end of period	9,166,631	9,166,631

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$0.40	$0.57
Net expenses(†) ††	(0.09)	(0.18)

Net investment income (loss)	0.31	0.39
Net realized and unrealized gain (loss)	2.04	2.62

Net increase (decrease) in unit value	2.35	3.01
Net asset value at beginning of period	31.82	31.16

Net asset value at end of period	$34.17	$34.17

Ratios/Supplemental Data:

Ratio of net expenses to average net assets* ††	1.08%	1.09%
Ratio of net investment income to average net assets*	3.74%	2.46%
Portfolio turnover**	7%	13%
Total return**	7.39%	9.66%
Net Assets at end of period (in thousands)	$313,191	$313,191

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2007
Assets
Investments, at value (cost $423,139,922)	$504,428,599	(a)
Investments in affiliated issuers, at value (cost $208,059,331)	296,878,812
Cash	6,856
Receivable for investments sold	7,399,211
Receivable for fund units sold	528,394
Dividends receivable	404,484
Tax reclaims receivable	8,067

Total assets	809,654,423

Liabilities
Payable for cash collateral received on securities loaned	52,541,304	(b)
Payable for investments purchased	3,215,485
Payable for fund units redeemed	1,598,471
Investment advisory fee payable	218,091
State Street Bank and Trust Company—program fee payable	188,249
Trustee, management and administration fees payable	55,095
ABA Retirement Funds—program fee payable	25,378
Other accruals	294,286

Total liabilities	58,136,359

Net Assets (equivalent to $57.47 per unit based on 13,076,420 units outstanding)	$751,518,064

(a)	Includes securities on loan with a value of $58,168,145 (see Note 6).
(b)	Excludes non-cash collateral of $6,952,561 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income
Dividends (net of foreign tax expense of $10,586 and $13,171)	$1,284,878	$3,285,966
Dividends—affiliated issuers	70,241	147,159
Securities lending income	21,573	33,684

Total investment income	1,376,692	3,466,809

Expenses
State Street Bank and Trust Company—program fee	596,845	1,194,511
Investment advisory fee	378,536	748,863
Trustee, management and administration fees	168,055	336,773
ABA Retirement Funds—program fee	76,938	154,171
Legal and audit fees	62,959	126,964
Compliance consultant fees	62,022	125,074
Reports to unitholders	29,660	59,813
Registration fees	6,417	12,941
Other fees	26,241	52,919

Total expenses	1,407,673	2,812,029

Net investment income (loss)	(30,981)	654,780

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	16,110,285	24,356,305
Investments—affiliated issuers	4,656,403	8,254,025

Net realized gain (loss)	20,766,688	32,610,330

Change in net unrealized appreciation (depreciation) on: Investments	30,050,593	20,858,097

Net realized and unrealized gain (loss)	50,817,281	53,468,427

Net increase (decrease) in net assets resulting from operations	$50,786,300	$54,123,207

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$(30,981)	$654,780
Net realized gain (loss)	20,766,688	32,610,330
Change in net unrealized appreciation (depreciation)	30,050,593	20,858,097

Net increase (decrease) in net assets resulting from operations	50,786,300	54,123,207

From unitholder transactions
Proceeds from units issued	16,843,973	41,462,825
Cost of units redeemed	(49,405,350)	(98,342,915)

Net increase (decrease) in net assets from unitholder transactions	(32,561,377)	(56,880,090)

Net increase (decrease) in net assets	18,224,923	(2,756,883)
Net Assets
Beginning of period	733,293,141	754,274,947

End of period	$751,518,064	$751,518,064

Number of units
Outstanding-beginning of period	13,647,309	14,094,429
Issued	298,755	753,736
Redeemed	(869,644)	(1,771,745)

Outstanding-end of period	13,076,420	13,076,420

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$0.10	$0.25
Net expenses(†) ††	(0.11)	(0.21)

Net investment income (loss)	(0.01)	0.04
Net realized and unrealized gain (loss)	3.75	3.91

Net increase (decrease) in unit value	3.74	3.95
Net asset value at beginning of period	53.73	53.52

Net asset value at end of period	$57.47	$57.47

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.74%	0.75%
Ratio of net investment income (loss) to average net assets*	(0.02)%	0.18%
Portfolio turnover** †††	8%	15%
Total return**	6.96%	7.38%
Net Assets at end of period (in thousands)	$751,518	$751,518

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2007
Assets
Investments, at value (cost $278,812,379)	$367,853,444	(a)
Investments in affiliated issuers, at value (cost $100,626,991)	143,092,929
Cash	994
Receivable for fund units sold	1,150,970
Receivable for investments sold	933,118
Dividends receivable	515,233
Tax reclaims receivable	11,517

Total assets	513,558,205

Liabilities
Payable for cash collateral received on securities loaned	25,079,137	(b)
Payable for investments purchased	2,982,072
Payable for fund units redeemed	1,486,457
State Street Bank and Trust Company—program fee payable	123,191
Investment advisory fee payable	72,634
Trustee, management and administration fees payable	35,756
ABA Retirement Funds—program fee payable	16,469
Other accruals	183,656

Total liabilities	29,979,372

Net Assets (equivalent to $46.74 per unit based on 10,347,149 units outstanding)	$483,578,833

(a)	Includes securities on loan with a value of $31,262,525 (see Note 6).
(b)	Excludes non-cash collateral of $6,895,400 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income
Dividends (net of foreign tax expense of $14,623 and $14,623)	$2,353,993	$4,398,993
Dividends—affiliated issuers	107,531	266,321
Securities lending income	12,127	17,342

Total investment income	2,473,651	4,682,656

Expenses
State Street Bank and Trust Company—program fee	385,804	756,778
Investment advisory fee	219,724	430,018
Trustee, management and administration fees	108,629	213,350
ABA Retirement Funds—program fee	49,734	97,671
Legal and audit fees	40,695	80,421
Compliance consultant fees	40,089	79,224
Reports to unitholders	19,171	37,886
Registration fees	4,148	8,197
Other fees	16,963	33,521

Total expenses	884,957	1,737,066

Net investment income (loss)	1,588,694	2,945,590

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	6,811,295	12,829,845
Investments—affiliated issuers	2,160,247	2,966,007

Net realized gain (loss)	8,971,542	15,795,852

Change in net unrealized appreciation (depreciation) on: Investments	13,336,162	7,350,018

Net realized and unrealized gain (loss)	22,307,704	23,145,870

Net increase (decrease) in net assets resulting from operations	$23,896,398	$26,091,460

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$1,588,694	$2,945,590
Net realized gain (loss)	8,971,542	15,795,852
Change in net unrealized appreciation (depreciation)	13,336,162	7,350,018

Net increase (decrease) in net assets resulting from operations	23,896,398	26,091,460

From unitholder transactions
Proceeds from units issued	25,442,540	59,663,884
Cost of units redeemed	(35,367,370)	(59,443,606)

Net increase (decrease) in net assets from unitholder transactions	(9,924,830)	220,278

Net increase (decrease) in net assets	13,971,568	26,311,738
Net Assets
Beginning of period	469,607,265	457,267,095

End of period	$483,578,833	$483,578,833

Number of units
Outstanding-beginning of period	10,556,403	10,327,995
Issued	547,124	1,319,829
Redeemed	(756,378)	(1,300,675)

Outstanding-end of period	10,347,149	10,347,149

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$0.24	$0.45
Net expenses(†) ††	(0.09)	(0.17)

Net investment income (loss)	0.15	0.28
Net realized and unrealized gain (loss)	2.10	2.19

Net increase (decrease) in unit value	2.25	2.47
Net asset value at beginning of period	44.49	44.27

Net asset value at end of period	$46.74	$46.74

Ratios/Supplemental Data:

Ratio of net expenses to average net assets* ††	0.72%	0.73%
Ratio of net investment income to average net assets*	1.30%	1.24%
Portfolio turnover** †††	6%	11%
Total return**	5.06%	5.58%
Net Assets at end of period (in thousands)	$483,579	$483,579

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2007
Assets
Investments, at value (cost $91,678,869)	$111,470,132	(a)
Investments in affiliated issuers, at value (cost $37,994,196)	37,994,196
Cash	99
Receivable for investments sold	1,465,160
Receivable for fund units sold	120,096
Dividends receivable	30,403

Total assets	151,080,086

Liabilities
Payable for cash collateral received on securities loaned	36,877,549	(b)
Payable for investments purchased	923,809
Payable for fund units redeemed	532,453
Investment advisory fee payable	170,150
State Street Bank and Trust Company—program fee payable	28,157
Trustee, management and administration fees payable	8,208
ABA Retirement Funds—program fee payable	3,782
Other accruals	42,281

Total liabilities	38,586,389

Net Assets (equivalent to $25.66 per unit based on 4,383,564 units outstanding)	$112,493,697

(a)	Includes securities on loan with a value of $37,475,764 (see Note 6).
(b)	Excludes non-cash collateral of $1,447,875 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income
Dividends	$95,193	$191,876
Dividends—affiliated issuers	8,274	9,606
Securities lending income	8,719	22,651

Total investment income	112,186	224,133

Expenses
Investment advisory fee	170,150	331,937
State Street Bank and Trust Company—program fee	86,935	171,170
Trustee, management and administration fees	24,477	48,256
ABA Retirement Funds—program fee	11,207	22,092
Legal and audit fees	9,169	18,190
Compliance consultant fees	9,033	17,919
Reports to unitholders	4,320	8,570
Registration fees	935	1,854
Other fees	3,821	7,582

Total expenses	320,047	627,570

Net investment income (loss)	(207,861)	(403,437)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	5,137,076	7,952,266

Change in net unrealized appreciation (depreciation) on:
Investments	5,788,433	6,694,397

Net realized and unrealized gain (loss)	10,925,509	14,646,663

Net increase (decrease) in net assets resulting from operations	$10,717,648	$14,243,226

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$(207,861)	$(403,437)
Net realized gain (loss)	5,137,076	7,952,266
Change in net unrealized appreciation (depreciation)	5,788,433	6,694,397

Net increase (decrease) in net assets resulting from operations	10,717,648	14,243,226

From unitholder transactions
Proceeds from units issued	7,937,624	17,095,841
Cost of units redeemed	(11,189,834)	(23,354,777)

Net increase (decrease) in net assets from unitholder transactions	(3,252,210)	(6,258,936)

Net increase (decrease) in net assets	7,465,438	7,984,290
Net Assets
Beginning of period	105,028,259	104,509,407

End of period	$112,493,697	$112,493,697

Number of units
Outstanding-beginning of period	4,514,321	4,643,497
Issued	319,317	715,333
Redeemed	(450,074)	(975,266)

Outstanding-end of period	4,383,564	4,383,564

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$0.03	$0.05
Net expenses(†) ††	(0.07)	(0.14)

Net investment income (loss)	(0.04)	(0.09)
Net realized and unrealized gain (loss)	2.43	3.24

Net increase (decrease) in unit value	2.39	3.15
Net asset value at beginning of period	23.27	22.51

Net asset value at end of period	$25.66	$25.66

Ratios/Supplemental Data:

Ratio of net expenses to average net assets* ††	1.16%	1.17%
Ratio of net investment income (loss) to average net assets*	(0.75)%	(0.75)%
Portfolio turnover**	28%	61%
Total return**	10.27%	13.99%
Net Assets at end of period (in thousands)	$112,494	$112,494

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2007
Assets
Investments, at value (cost $89,788,103)	$102,848,705	(a)
Investments in affiliated issuers, at value (cost $33,347,596)	33,347,596
Cash	249
Receivable for investments sold	249,497
Receivable for fund units sold	168,038
Dividends receivable	86,914

Total assets	136,700,999

Liabilities
Payable for cash collateral received on securities loaned	31,615,265	(b)
Payable for fund units redeemed	256,508
Payable for investments purchased	217,729
Investment advisory fee payable	52,965
State Street Bank and Trust Company—program fee payable	26,149
Trustee, management and administration fees payable	7,522
ABA Retirement Funds—program fee payable	3,458
Other accruals	34,065

Total liabilities	32,213,661

Net Assets (equivalent to $19.27 per unit based on 5,422,873 units outstanding)	$104,487,338

(a)	Includes securities on loan with a value of $33,463,610 (see Note 6).
(b)	Excludes non-cash collateral of $2,675,198 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income
Dividends (net of foreign tax expense of $10,500 and $21,903)	$320,331	$585,945
Dividends—affiliated issuers	33,237	52,536
Securities lending income	7,521	14,524

Total investment income	361,089	653,005

Expenses
Investment advisory fee	152,191	281,838
State Street Bank and Trust Company—program fee	76,614	141,956
Trustee, management and administration fees	21,566	40,010
ABA Retirement Funds—program fee	9,876	18,319
Legal and audit fees	8,078	15,075
Compliance consultant fees	7,957	14,850
Reports to unitholders	3,805	7,101
Registration fees	823	1,536
Other fees	3,367	6,284

Total expenses	284,277	526,969

Net investment income (loss)	76,812	126,036

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,705,691	2,754,402
Foreign currency transactions	1,144	2,291

Net realized gain (loss)	1,706,835	2,756,693

Change in net unrealized appreciation (depreciation) on:
Investments	5,808,143	9,879,406
Foreign currency transactions	97	355

Change in net unrealized appreciation (depreciation)	5,808,240	9,879,761

Net realized and unrealized gain (loss)	7,515,075	12,636,454

Net increase (decrease) in net assets resulting from operations	$7,591,887	$12,762,490

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$76,812	$126,036
Net realized gain (loss)	1,706,835	2,756,693
Change in net unrealized appreciation (depreciation)	5,808,240	9,879,761

Net increase (decrease) in net assets resulting from operations	7,591,887	12,762,490

From unitholder transactions
Proceeds from units issued	18,785,535	30,366,251
Cost of units redeemed	(7,215,244)	(14,184,694)

Net increase (decrease) in net assets from unitholder transactions	11,570,291	16,181,557

Net increase (decrease) in net assets	19,162,178	28,944,047
Net Assets
Beginning of period	85,325,160	75,543,291

End of period	$104,487,338	$104,487,338

Number of units
Outstanding-beginning of period	4,805,386	4,540,197
Issued	1,000,141	1,666,216
Redeemed	(382,654)	(783,540)

Outstanding-end of period	5,422,873	5,422,873

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$0.07	$0.13
Net expenses(†) ††	(0.06)	(0.11)

Net investment income (loss)	0.01	0.02
Net realized and unrealized gain (loss)	1.50	2.61

Net increase (decrease) in unit value	1.51	2.63
Net asset value at beginning of period	17.76	16.64

Net asset value at end of period	$19.27	$19.27

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	1.17%	1.18%
Ratio of net investment income to average net assets*	0.32%	0.28%
Portfolio turnover**	10%	21%
Total return**	8.50%	15.81%
Net Assets at end of period (in thousands)	$104,487	$104,487

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2007
Assets
Investments, at value (cost $238,464,504)	$281,475,502	(a)
Investments in affiliated issuers, at value (cost $196,003,229)	196,213,727
Receivable for investments sold	4,363,382
Receivable for fund units sold	313,674
Dividends receivable	207,780

Total assets	482,574,065

Liabilities
Due to custodian	305,402
Payable for cash collateral received on securities loaned	173,510,617	(b)
Payable for investments purchased	1,170,157
Payable for fund units redeemed	874,556
Investment advisory fee payable	251,353
State Street Bank and Trust Company—program fee payable	76,866
Trustee, management and administration fees payable	22,508
ABA Retirement Funds—program fee payable	10,361
Other accruals	119,553

Total liabilities	176,341,373

Net Assets (equivalent to $79.52 per unit based on 3,851,249 units outstanding)	$306,232,692

(a)	Includes securities on loan with a value of $170,709,283 (see Note 6).
(b)	Excludes non-cash collateral of $1,404,563 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income
Dividends	$484,904	$856,899
Dividends—affiliated issuers	117,726	221,753
Securities lending income	55,078	97,451

Total investment income	657,708	1,176,103

Expenses
Investment advisory fee	533,003	1,054,193
State Street Bank and Trust Company—program fee	242,490	483,813
Trustee, management and administration fees	68,277	136,401
ABA Retirement Funds—program fee	31,259	62,443
Legal and audit fees	25,579	51,422
Compliance consultant fees	25,198	50,656
Reports to unitholders	12,050	24,225
Registration fees	2,607	5,241
Other fees	10,664	21,435

Total expenses	951,127	1,889,829

Net investment income (loss)	(293,419)	(713,726)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	12,668,574	16,993,940
Investments- affiliated issuers	967,495	1,579,909

Net realized gain (loss)	13,636,069	18,573,849

Change in net unrealized appreciation (depreciation) on investments	2,935,092	5,051,254

Net realized and unrealized gain (loss)	16,571,161	23,625,103

Net increase (decrease) in net assets resulting from operations	$16,277,742	$22,911,377

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$(293,419)	$(713,726)
Net realized gain (loss)	13,636,069	18,573,849
Change in net unrealized appreciation (depreciation)	2,935,092	5,051,254

Net increase (decrease) in net assets resulting from operations	16,277,742	22,911,377

From unitholder transactions
Proceeds from units issued	10,715,332	22,608,348
Cost of units redeemed	(21,491,672)	(43,071,428)

Net increase (decrease) in net assets from unitholder transactions	(10,776,340)	(20,463,080)

Net increase (decrease) in net assets	5,501,402	2,448,297
Net Assets
Beginning of period	300,731,290	303,784,395

End of period	$306,232,692	$306,232,692

Number of units
Outstanding-beginning of period	3,988,301	4,118,186
Issued	136,446	295,951
Redeemed	(273,498)	(562,888)

Outstanding-end of period	3,851,249	3,851,249

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$0.17	$0.30
Net expenses(†) ††	(0.24)	(0.47)

Net investment income (loss)	(0.07)	(0.17)
Net realized and unrealized gain (loss)	4.19	5.92

Net increase (decrease) in unit value	4.12	5.75
Net asset value at beginning of period	75.40	73.77

Net asset value at end of period	$79.52	$79.52

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	1.24%	1.25%
Ratio of net investment income (loss) to average net assets*	(0.38)%	(0.47)%
Portfolio turnover** †††	23%	50%
Total return**	5.46%	7.79%
Net Assets at end of period (in thousands)	$306,233	$306,233

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2007
Assets
Investments in affiliated fund, at fair value:
State Street Bank ABA Members/Pooled Stable Asset Fund Trust (cost $864,442,305 and units of 864,442,305)	$862,734,486
Receivable for fund units sold	835,041

Total assets	863,569,527

Liabilities
Payable for fund units redeemed	1,779,427
State Street Bank and Trust Company—program fee payable	214,259
Payable for legal and audit services	136,933
Trustee, management and administration fees payable	62,671
ABA Retirement Funds—program fee payable	28,868
Other accruals	196,481

Total liabilities	2,418,639

Net Assets at fair value	861,150,888

Adjustment from fair value to contract value for fully benefit responsive contracts	1,707,819

Net Assets (equivalent to $32.54 per unit based on 26,514,789 units outstanding)	$862,858,707

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Interest income–affiliated issuer	$10,390,928	$20,460,685

Expenses
State Street Bank and Trust Company—program fee	674,553	1,346,025
Trustee, management and administration fees	189,926	379,470
ABA Retirement Funds—program fee	86,956	173,725
Legal and audit fees	71,154	143,063
Compliance consultant fees	70,095	140,934
Reports to unitholders	33,521	67,398
Registration fees	7,252	14,581
Other fees	29,657	59,630

Total expenses	1,163,114	2,324,826

Net investment income (loss)	9,227,814	18,135,859

Net increase (decrease) in net assets resulting from operations	$9,227,814	$18,135,859

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$9,227,814	$18,135,859

Net increase (decrease) in net assets resulting from operations	9,227,814	18,135,859

From unitholder transactions
Proceeds from units issued	66,471,948	126,452,726
Cost of units redeemed	(57,815,757)	(127,572,038)

Net increase (decrease) in net assets from unitholder transactions	8,656,191	(1,119,312)

Net increase (decrease) in net assets	17,884,005	17,016,547
Net Assets
Beginning of period	844,974,702	845,842,160

End of period	$862,858,707	$862,858,707

Number of units
Outstanding-beginning of period	26,246,261	26,552,729
Issued	2,054,884	3,927,303
Redeemed	(1,786,356)	(3,965,243)

Outstanding-end of period	26,514,789	26,514,789

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$0.40	$0.77
Net expenses(†) ††	(0.05)	(0.09)

Net investment income (loss)	0.35	0.68

Net increase (decrease) in unit value	0.35	0.68
Net asset value at beginning of period	32.19	31.86

Net asset value at end of period	$32.54	$32.54

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.54%	0.55%
Ratio of net investment income to average net assets*	4.32%	4.30%
Total return**	1.09%	2.13%
Net Assets at end of period (in thousands)	$862,859	$862,859

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service – Conservative Portfolio

Statement of Assets and Liabilities

Unaudited

June 30, 2007
Assets
American Bar Association Members/State Street Collective Trust investment funds, at value:
Stable Asset Return Fund (cost $20,153,455 and units of 672,677)	$21,893,234
Intermediate Bond Fund (cost $24,281,699 and units of 1,288,128)	25,542,106
Large Cap Value Equity Fund (cost $3,865,230 and units of 109,307)	5,108,421
Large Cap Growth Equity Fund (cost $4,178,746 and units of 88,888)	5,108,421
Index Equity Fund (cost $8,020,758 and units of 260,255)	10,216,842
International Equity Fund (cost $3,547,774 and units of 149,525)	5,108,421
Receivable for portfolio units sold	36,481

Total assets	73,013,926

Liabilities
Payable for portfolio units redeemed	29,367
Payable for collective investments purchased	7,114

Total liabilities	36,481

Net Assets (equivalent to $22.51 per unit based on 3,242,132 units outstanding)	$72,977,445

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service – Conservative Portfolio

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income	$—	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss)	851,588	1,682,809
Change in net unrealized appreciation (depreciation)	409,633	492,042

Net realized and unrealized gain (loss)	1,261,221	2,174,851

Net increase (decrease) in net assets resulting from operations	$1,261,221	$2,174,851

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service – Conservative Portfolio

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income	$—	$—
Net realized gain (loss)	851,588	1,682,809
Change in net unrealized appreciation (depreciation)	409,633	492,042

Net increase (decrease) in net assets resulting from operations	1,261,221	2,174,851

From unitholder transactions
Proceeds from units issued	4,111,335	9,005,927
Cost of units redeemed	(2,734,862)	(7,415,517)

Net increase (decrease) in net assets from unitholder transactions	1,376,473	1,590,410

Net increase (decrease) in net assets	2,637,694	3,765,261
Net Assets
Beginning of period	70,339,751	69,212,184

End of period	$72,977,445	$72,977,445

Number of units
Outstanding-beginning of period	3,181,290	3,171,123
Issued	182,661	405,801
Redeemed	(121,819)	(334,792)

Outstanding-end of period	3,242,132	3,242,132

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Conservative Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income	$—	$—
Net expenses†	—	—

Net investment income (loss)	—	—
Net realized and unrealized gain (loss)	0.40	0.68

Net increase (decrease) in unit value	0.40	0.68
Net asset value at beginning of period	22.11	21.83

Net asset value at end of period	$22.51	$22.51

Ratios/Supplemental Data:

Ratio of net expenses to average net assets†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets	0.00%	0.00%
Portfolio turnover* ††	4%	9%
Total return*	1.81%	3.11%
Net Assets at end of period (in thousands)	$72,977	$72,977

*	Not annualized
†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Assets and Liabilities

Unaudited

June 30, 2007
Assets

American Bar Association Members/State Street Collective Trust investment funds, at value:
Stable Asset Return Fund (cost $24,489,434 and units of 818,459)	$26,637,925
Intermediate Bond Fund (cost $75,962,377 and units of 4,030,176)	79,913,773
Large Cap Value Equity Fund (cost $16,703,004 and units of 512,985)	23,974,132
Large Cap Growth Equity Fund (cost $18,779,836 and units of 417,156)	23,974,132
Index Equity Fund (cost $44,814,389 and units of 1,560,667)	61,267,227
Mid-Cap Value Equity Fund (cost $3,842,590 and units of 276,509)	5,327,585
Mid-Cap Growth Equity Fund (cost $4,005,824 and units of 207,609)	5,327,585
International Equity Fund (cost $25,531,855 and units of 1,169,551)	39,956,887
Receivable for collective investments sold	417,121
Receivable for portfolio units sold	158,231

Total assets	266,954,598

Liabilities

Payable for portfolio units redeemed	575,353

Total liabilities	575,353

Net Assets (equivalent to $25.55 per unit based on 10,426,797 units outstanding)	$266,379,245

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income	$—	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss)	6,322,561	9,168,987
Change in net unrealized appreciation (depreciation)	2,604,394	3,610,185

Net realized and unrealized gain (loss)	8,926,955	12,779,172

Net increase (decrease) in net assets resulting from operations	$8,926,955	$12,779,172

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income	$—	$—
Net realized gain (loss)	6,322,561	9,168,987
Change in net unrealized appreciation (depreciation)	2,604,394	3,610,185

Net increase (decrease) in net assets resulting from operations	8,926,955	12,779,172

From unitholder transactions
Proceeds from units issued	11,720,391	25,795,410
Cost of units redeemed	(15,911,530)	(26,961,610)

Net increase (decrease) in net assets from unitholder transactions	(4,191,139)	(1,166,200)

Net increase (decrease) in net assets	4,735,816	11,612,972

Net Assets
Beginning of period	261,643,429	254,766,273

End of period	$266,379,245	$266,379,245

Number of units
Outstanding-beginning of period	10,588,660	10,464,807
Issued	462,639	1,036,491
Redeemed	(624,502)	(1,074,501)

Outstanding-end of period	10,426,797	10,426,797

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income	$—	$—
Net expenses†	—	—

Net investment income (loss)	—	—
Net realized and unrealized gain (loss)	0.84	1.20

Net increase (decrease) in unit value	0.84	1.20
Net asset value at beginning of period	24.71	24.35

Net asset value at end of period	$25.55	$25.55

Ratios/Supplemental Data:

Ratio of net expenses to average net assets†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets	0.00%	0.00%
Portfolio turnover* ††	4%	9%
Total return*	3.40%	4.93%
Net Assets at end of period (in thousands)	$266,379	$266,379

*	Not annualized
†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Assets and Liabilities

Unaudited

June 30, 2007
Assets
American Bar Association Members/State Street Collective Trust investment funds, at value:
Intermediate Bond Fund (cost $29,056,950 and units of 1,531,245)	$30,362,836
Large Cap Value Equity Fund (cost $17,787,344 and units of 563,062)	26,314,458
Large Cap Growth Equity Fund (cost $20,156,940 and units of 457,878)	26,314,458
Index Equity Fund (cost $43,402,536 and units of 1,546,872)	60,725,674
Mid-Cap Value Equity Fund (cost $4,252,424 and units of 315,174)	6,072,567
Mid-Cap Growth Equity Fund (cost $4,538,184 and units of 236,640)	6,072,567
Small Cap Equity Fund (cost $4,871,991 and units of 76,372)	6,072,567
International Equity Fund (cost $24,521,488 and units of 1,184,973)	40,483,782
Receivable for collective investments sold	199,562
Receivable for portfolio units sold	167,541

Total assets	202,786,012

Liabilities
Payable for portfolio units redeemed	367,103

Total liabilities	367,103

Net Assets (equivalent to $28.15 per unit based on 7,189,508 units outstanding)	$202,418,909

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income	$—	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss)	4,222,220	5,942,113
Change in net unrealized appreciation (depreciation)	5,990,991	7,196,501

Net realized and unrealized gain (loss)	10,213,211	13,138,614

Net increase (decrease) in net assets resulting from operations	$10,213,211	$13,138,614

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income	$—	$—
Net realized gain (loss)	4,222,220	5,942,113
Change in net unrealized appreciation (depreciation)	5,990,991	7,196,501

Net increase in net assets resulting from operations	10,213,211	13,138,614

From unitholder transactions
Proceeds from units issued	9,352,027	22,192,281
Cost of units redeemed	(14,311,911)	(22,231,411)

Net increase (decrease) in net assets from unitholder transactions	(4,959,884)	(39,130)

Net increase (decrease) in net assets	5,253,327	13,099,484

Net Assets
Beginning of period	197,165,582	189,319,425

End of period	$202,418,909	$202,418,909

Number of units
Outstanding-beginning of period	7,365,197	7,179,561
Issued	336,178	819,664
Redeemed	(511,867)	(809,717)

Outstanding-end of period	7,189,508	7,189,508

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income	$—	$—
Net expenses†	—	—

Net investment income (loss)	—	—
Net realized and unrealized gain (loss)	1.38	1.78

Net increase (decrease) in unit value	1.38	1.78
Net asset value at beginning of period	26.77	26.37

Net asset value at end of period	$28.15	$28.15

Ratios/Supplemental Data:
Ratio of net expenses to average net assets†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets	0.00%	0.00%
Portfolio turnover* ††	3%	8%
Total return*	5.16%	6.75%
Net Assets at end of period (in thousands)	$202,419	$202,419

*	Not annualized
†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company – SSgA Age-Based Income Securities Lending Series Fund (cost $15,667,716 and units of 1,409,801)	$16,246,543
Receivable for fund units sold	4,295

Total assets	16,250,838

Liabilities
State Street Bank and Trust Company—program fee payable	4,093
Payable for fund units redeemed	2,379
Payable for legal and audit services	1,924
Payable for investments purchased	1,916
Payable for compliance consultant fees	1,652
Retirement Date Fund management fee payable	1,308
Trustee, management and administration fees payable	1,156
ABA Retirement Funds—program fee payable	533
Other accruals	1,108

Total liabilities	16,069

Net Assets (equivalent to $10.76 per unit based on 1,508,114 units outstanding)	$16,234,769

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income	$—	$—
Expenses
State Street Bank and Trust Company—program fee	11,479	20,561
Retirement Date Fund management fee	3,636	6,445
Trustee, management and administration fees	3,231	5,795
ABA Retirement Funds—program fee	1,479	2,653
Legal and audit fees	1,210	2,183
Compliance consultant fees	1,192	2,150
Reports to unitholders	570	1,028
Registration fees	123	222
Other fees	506	910

Total expenses	23,426	41,947

Net investment income (loss)	(23,426)	(41,947)

Net realized and unrealized gain on investment in affiliated fund
Net realized gain	23,630	53,785
Change in net unrealized appreciation (depreciation)	236,432	308,563

Net realized and unrealized gain (loss)	260,062	362,348

Net increase in net assets resulting from operations	$236,636	$320,401

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$(23,426)	$(41,947)
Net realized gain (loss)	23,630	53,785
Change in net unrealized appreciation (depreciation)	236,432	308,563

Net increase (decrease) in net assets resulting from operations	236,636	320,401

From unitholder transactions
Proceeds from units issued	4,231,700	5,882,371
Cost of units redeemed	(595,091)	(1,400,484)

Net increase (decrease) in net assets from unitholder transactions	3,636,609	4,481,887

Net increase (decrease) in net assets	3,873,245	4,802,288
Net Assets
Beginning of period	12,361,524	11,432,481

End of period	$16,234,769	$16,234,769

Number of units
Outstanding-beginning of period	1,168,398	1,088,660
Issued	395,163	551,104
Redeemed	(55,447)	(131,650)

Outstanding-end of period	1,508,114	1,508,114

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$—	$—
Net expenses(†) ††	(0.01)	(0.03)

Net investment income (loss)	(0.01)	(0.03)
Net realized and unrealized gain (loss)	0.19	0.29

Net increase (decrease) in unit value	0.18	0.26
Net asset value at beginning of period	10.58	10.50

Net asset value at end of period	$10.76	$10.76

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.64%	0.65%
Ratio of net investment income (loss) to average net assets*	(0.64)%	(0.65)%
Portfolio turnover** †††	3%	9%
Total return**	1.70%	2.48%
Net Assets at end of period (in thousands)	$16,235	$16,235

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company – SSgA Age Based 2010 Income Securities Lending Series Fund (cost $25,176,520 and units of 2,176,776)	$25,986,349
Receivable for fund units sold	84,203

Total assets	26,070,552

Liabilities
Payable for investments purchased	84,047
State Street Bank and Trust Company—program fee payable	6,600
Retirement Date Fund management fee payable	2,107
Trustee, management and administration fees payable	1,862
ABA Retirement Funds—program fee payable	858
Payable for fund units redeemed	156
Other accruals	7,057

Total liabilities	102,687

Net Assets (equivalent to $13.17 per unit based on 1,972,422 units outstanding)	$25,967,865

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	17,828	30,836
Retirement Date Fund management fee	5,650	9,672
Trustee, management and administration fees	5,016	8,688
ABA Retirement Funds—program fee	2,298	3,979
Legal and audit fees	1,878	3,271
Compliance consultant fees	1,850	3,222
Reports to unitholders	885	1,541
Registration fees	191	333
Other fees	783	1,364

Total expenses	36,379	62,906

Net investment income (loss)	(36,379)	(62,906)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	115,020	178,079
Change in net unrealized appreciation (depreciation)	289,602	384,749

Net realized and unrealized gain (loss)	404,622	562,828

Net increase (decrease) in net assets resulting from operations	$368,243	$499,922

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$(36,379)	$(62,906)
Net realized gain (loss)	115,020	178,079
Change in net unrealized appreciation (depreciation)	289,602	384,749

Net increase (decrease) in net assets resulting from operations	368,243	499,922

From unitholder transactions
Proceeds from units issued	10,147,741	12,989,999
Cost of units redeemed	(1,807,975)	(3,286,891)

Net increase (decrease) in net assets from unitholder transactions	8,339,766	9,703,108

Net increase (decrease) in net assets	8,708,009	10,203,030
Net Assets
Beginning of period	17,259,856	15,764,835

End of period	$25,967,865	$25,967,865

Number of units
Outstanding-beginning of period	1,339,558	1,234,569
Issued	771,522	991,881
Redeemed	(138,658)	(254,028)

Outstanding-end of period	1,972,422	1,972,422

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$—	$—
Net expenses(†) ††	(0.02)	(0.04)

Net investment income (loss)	(0.02)	(0.04)
Net realized and unrealized gain (loss)	0.31	0.44

Net increase (decrease) in unit value	0.29	0.40
Net asset value at beginning of period	12.88	12.77

Net asset value at end of period	$13.17	$13.17

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.64%	0.65%
Ratio of net investment income (loss) to average net assets*	(0.64)%	(0.65)%
Portfolio turnover** †††	7%	14%
Total return**	2.25%	3.13%
Net Assets at end of period (in thousands)	$25,968	$25,968

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company - SSgA Age Based 2020 Income Securities Lending Series Fund (cost $33,120,412 and units of 2,765,006)	$35,237,235
Receivable for fund units sold	21,493
Receivable for investments sold	12,040

Total assets	35,270,768

Liabilities
Payable for fund units redeemed	33,534
State Street Bank and Trust Company—program fee payable	8,744
Payable for legal and audit services	4,052
Payable for compliance consultant fees	3,479
Retirement Date Fund management fee payable	2,791
Trustee, management and administration fees payable	2,468
ABA Retirement Funds—program fee payable	1,137
Other accruals	2,334

Total liabilities	58,539

Net Assets (equivalent to $16.12 per unit based on 2,183,866 units outstanding)	$35,212,229

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	24,627	43,898
Retirement Date Fund management fee	7,801	13,761
Trustee, management and administration fees	6,931	12,371
ABA Retirement Funds—program fee	3,174	5,664
Legal and audit fees	2,596	4,660
Compliance consultant fees	2,558	4,591
Reports to unitholders	1,223	2,195
Registration fees	265	475
Other fees	1,083	1,943

Total expenses	50,258	89,558

Net investment income (loss)	(50,258)	(89,558)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain	159,303	269,848
Change in net unrealized appreciation (depreciation)	944,674	1,215,731

Net realized and unrealized gain (loss)	1,103,977	1,485,579

Net increase (decrease) in net assets resulting from operations	$1,053,719	$1,396,021

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$(50,258)	$(89,558)
Net realized gain (loss)	159,303	269,848
Change in net unrealized appreciation (depreciation)	944,674	1,215,731

Net increase (decrease) in net assets resulting from operations	1,053,719	1,396,021

From unitholder transactions
Proceeds from units issued	9,615,716	17,283,632
Cost of units redeemed	(2,353,183)	(4,782,612)

Net increase (decrease) in net assets from unitholder transactions	7,262,533	12,501,020

Net increase (decrease) in net assets	8,316,252	13,897,041

Net Assets
Beginning of period	26,895,977	21,315,188

End of period	$35,212,229	$35,212,229

Number of units
Outstanding-beginning of period	1,730,661	1,390,894
Issued	600,649	1,098,003
Redeemed	(147,444)	(305,031)

Outstanding-end of period	2,183,866	2,183,866

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$—	$—
Net expenses(†) ††	(0.02)	(0.05)

Net investment income (loss)	(0.02)	(0.05)

Net realized and unrealized gain (loss)	0.60	0.85

Net increase (decrease) in unit value	0.58	0.80
Net asset value at beginning of period	15.54	15.32

Net asset value at end of period	$16.12	$16.12

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.64%	0.65%
Ratio of net investment income (loss) to average net assets*	(0.64)%	(0.65)%
Portfolio turnover** †††	5%	11%
Total return**	3.73%	5.22%
Net Assets at end of period (in thousands)	$35,212	$35,212

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company - SSgA Age Based 2030 Income Securities Lending Series Fund (cost $27,789,907 and units of 2,257,077)	$30,019,122
Receivable for fund units sold	41,791

Total assets	30,060,913

Liabilities
Payable for fund units redeemed	21,174
Payable for investments purchased	20,617
State Street Bank and Trust Company—program fee payable	7,630
Payable for legal and audit services	3,331
Retirement Date Fund management fee payable	2,432
Trustee, management and administration fees payable	2,150
ABA Retirement Funds—program fee payable	990
Other accruals	4,779

Total liabilities	63,103

Net Assets (equivalent to $18.94 per unit based on 1,583,928 units outstanding)	$29,997,810

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	21,283	36,397
Retirement Date Fund management fee	6,744	11,418
Trustee, management and administration fees	5,990	10,256
ABA Retirement Funds—program fee	2,743	4,696
Legal and audit fees	2,243	3,861
Compliance consultant fees	2,210	3,804
Reports to unitholders	1,057	1,819
Registration fees	229	394
Other fees	934	1,610

Total expenses	43,433	74,255

Net investment income (loss)	(43,433)	(74,255)

Net realized and unrealized gain (loss)
Net realized gain	114,358	123,259
Change in net unrealized appreciation (depreciation)	1,069,816	1,423,188

Net realized and unrealized gain (loss)	1,184,174	1,546,447

Net increase (decrease) in net assets resulting from operations	$1,140,741	$1,472,192

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$(43,433)	$(74,255)
Net realized gain (loss)	114,358	123,259
Change in net unrealized appreciation (depreciation)	1,069,816	1,423,188

Net increase (decrease) in net assets resulting from operations	1,140,741	1,472,192

From unitholder transactions
Proceeds from units issued	8,729,698	15,113,586
Cost of units redeemed	(1,578,237)	(1,848,032)

Net increase (decrease) in net assets from unitholder transactions	7,151,461	13,265,554

Net increase (decrease) in net assets	8,292,202	14,737,746
Net Assets
Beginning of period	21,705,608	15,260,064

End of period	$29,997,810	$29,997,810

Number of units
Outstanding-beginning of period	1,201,855	859,275
Issued	465,621	823,249
Redeemed	(83,548)	(98,596)

Outstanding-end of period	1,583,928	1,583,928

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$—	$–
Net expenses(†) ††	(0.03)	(0.06)

Net investment income (loss)	(0.03)	(0.06)
Net realized and unrealized gain (loss)	0.91	1.24

Net increase (decrease) in unit value	0.88	1.18
Net asset value at beginning of period	18.06	17.76

Net asset value at end of period	$18.94	$18.94

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.64%	0.65%
Ratio of net investment income (loss) to average net assets*	(0.64)%	(0.65)%
Portfolio turnover** †††	3%	4%
Total return**	4.87%	6.64%
Net Assets at end of period (in thousands)	$29,998	$29,998

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company — SSgA Age Based 2040 Income Securities Lending Series Fund (cost $22,042,255 and units of 1,756,418)	$24,045,357
Receivable for fund units sold	62,010

Total assets	24,107,367

Liabilities
Payable for fund units redeemed	35,482
Payable for investments purchased	26,528
State Street Bank and Trust Company—program fee payable	6,148
Retirement Date Fund management fee payable	1,959
Trustee, management and administration fees payable	1,732
ABA Retirement Funds—program fee payable	798
Other accruals	6,511

Total liabilities	79,158

Net Assets (equivalent to $21.49 per unit based on 1,118,284 units outstanding)	$24,028,209

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	17,385	29,361
Retirement Date Fund management fee	5,508	9,212
Trustee, management and administration fees	4,894	8,274
ABA Retirement Funds—program fee	2,241	3,788
Legal and audit fees	1,833	3,115
Compliance consultant fees	1,805	3,068
Reports to unitholders	863	1,467
Registration fees	187	318
Other fees	764	1,299

Total expenses	35,480	59,902

Net investment income (loss)	(35,480)	(59,902)

Net realized and unrealized gain on investments in affiliated fund
Net realized gain (loss)	33,089	48,334
Change in net unrealized appreciation (depreciation)	1,065,121	1,371,222

Net realized and unrealized gain (loss)	1,098,210	1,419,556

Net increase (decrease) in net assets resulting from operations	$1,062,730	$1,359,654

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
From operations
Net investment income (loss)	$(35,480)	$(59,902)
Net realized gain (loss)	33,089	48,334
Change in net unrealized appreciation (depreciation)	1,065,121	1,371,222

Net increase (decrease) in net assets resulting from operations	1,062,730	1,359,654

From unitholder transactions
Proceeds from units issued	5,459,412	12,460,699
Cost of units redeemed	(1,191,392)	(1,685,985)

Net increase (decrease) in net assets from unitholder transactions	4,268,020	10,774,714

Net increase (decrease) in net assets	5,330,750	12,134,368
Net Assets
Beginning of period	18,697,459	11,893,841

End of period	$24,028,209	$24,028,209

Number of units
Outstanding-beginning of period	917,199	594,990
Issued	257,034	603,768
Redeemed	(55,949)	(80,474)

Outstanding-end of period	1,118,284	1,118,284

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2007 to June 30, 2007	For the period January 1, 2007 to June 30, 2007
Investment income†	$—	$–
Net expenses(†) ††	(0.04)	(0.07)

Net investment income (loss)	(0.04)	(0.07)
Net realized and unrealized gain (loss)	1.14	1.57

Net increase (decrease) in unit value	1.10	1.50
Net asset value at beginning of period	20.39	19.99

Net asset value at end of period	$21.49	$21.49

Ratios/Supplemental Data:

Ratio of net expenses to average net assets* ††	0.64%	0.65%
Ratio of net investment income (loss) to average net assets*	(0.64)%	(0.65)%
Portfolio turnover** †††	1%	2%
Total return**	5.39%	7.50%
Net Assets at end of period (in thousands)	$24,028	$24,028

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

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

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. Since July 1, 2004, the debt portion of the Balanced Fund has been invested through the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund. Prior to July 1, 2004, the debt portion had been invested in separately owned securities. As of June 30, 2007, 33.3% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of June 30, 2007, 31.8% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of June 30, 2007, 23.7% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of June 30, 2007, 5.0% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

2. Summary of Significant Accounting Policies

The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with accounting principles generally accepted in the United States of America:

A. Security Valuation

All Funds and Portfolios (Other than SARF): State Street has delegated to State Street Bank the responsibility to determine the value of each Fund based on the market value of each Fund’s portfolio of securities. State Street Bank generally values each Fund’s portfolio of securities based on closing market prices or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by State Street Bank to be unreliable, the fair value of the particular securities or assets is determined in good faith by State Street pursuant to fair value procedures adopted by

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

State Street. For market prices and quotations, as well as some fair value methods of pricing, State Street Bank and State Street may rely upon securities prices provided by pricing services, the Investment Advisor(s) or independent dealers. By its nature, a fair value price is a good faith estimate of the value of a security at a given point in time and does not reflect an actual market price, which may be different by a material amount.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

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

i. Accounting Guidance

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

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

For example, retirement benefit payments which occur because an employer has offered a subsidized early retirement program will not transact at contract value unless the scope of the program is not material or the investment contract includes a “contract value corridor”. Whether an employer initiated event is probable is foremost within the knowledge of the employer, but in the normal course may be communicated to the investment manager of the Fund. While the investment manager may take action to minimize or eliminate the impact of the employer initiated event, there is no assurance that the issuer will continue to transact at contract value once the corridor is used. In that case, the Fund would be unable to maintain the ability to transact at contract value. As of June 30, 2007, the occurrence of an event that would limit the ability of the Fund to transact at contract value with the participants in the Fund is not probable.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

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

ix. Other Information Required by the FSP

At June 30, 2007, all investment contracts held by the Fund were deemed fully benefit-responsive within the meaning of the FSP. The change in the difference between the fair value and contract value of the trust’s fully benefit-responsive investment contracts during 2007 is reflected below:

	June 30, 2007	December 31, 2006	Change
Net assets at fair value	$862,734,427	$841,217,184	$21,517,243
Net assets (at contract value)	864,442,246	848,305,700	16,136,546
Adjustment to contract value	1,707,819	7,088,516	(5,380,697)

Sensitivity Analysis

The following tables are intended to provide the sensitivity analyses disclosures as required by the FSP. These are estimates calculated based on current Crediting Rate calculations, and are not intended to serve as a projection or guarantee of future rates of return to be earned by the Fund.

Hypothetical change in current yield and no participant transactions, base case*.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2007	5.02%
September 30, 2007		2.63%	2.75%	2.93%	2.99%
December 31, 2007		2.48%	2.70%	3.09%	3.26%
March 31, 2008		2.36%	2.66%	3.22%	3.48%
June 30, 2008		2.25%	2.63%	3.34%	3.68%

Hypothetical change in current yield and 10% participant transactions, base case**.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2007	5.02%
September 30, 2007		2.80%	2.83%	2.82%	2.79%
December 31, 2007		2.63%	2.77%	3.00%	3.08%
March 31, 2008		2.48%	2.72%	3.15%	3.33%
June 30, 2008		2.35%	2.67%	3.27%	3.55%

*	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

**	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	3.99%
Based on interest rate credited to participants (2)	4.54%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on June 30, 2007 by the fair value of investments on June 30, 2007.
(2)	Computed by dividing the annualized one-day earnings credited to participants on June 30, 2007 by the fair value of investments on June 30, 2007.

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

Notes to Financial Statements

(Unaudited)

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

At June 30, 2007, the Intermediate Bond Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar Futures	134	$31,681,183	December 2008	$70,117
90 Day Eurodollar Futures	1889	447,236,252	March 2008	409,523
90 Day Eurodollar Futures	365	86,569,398	September 2008	(50,711)
90 Day Eurodollar Futures	1911	454,610,588	June 2008	(1,584,150)
Germany Federal Republic Bonds 10yr .	12	1,808,156	September 2007	(11,414)
LIBOR Futures	166	39,217,906	June 2008	(227,260)
U.K. Treasury Bonds	3	635,938	September 2007	(11,675)
U.S. Treasury Notes 2yr.	11	2,237,297	September 2007	4,297

				$(1,401,273)

Short
U.S. Treasury Bonds Futures 30yr.	(223)	(23,607,169)	September 2007	$(421,081)
U.S. Treasury Notes 10yr.	(1,045)	(110,245,137)	September 2007	(214,628)

				$(635,709)

				$(2,036,982)

I. Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of June 30, 2007, the Intermediate Bond Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Sale	Pound Sterling	2,730,000	$5,389,296	07/03/2007	$(87,012)
Purchase	Pound Sterling	2,730,000	5,450,786	07/03/2007	25,522
Sale	Pound Sterling	2,730,000	5,448,897	08/02/2007	(25,298)

					$(86,788)

J. Interest Rate Swap Contracts

The Intermediate Bond Fund may invest in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange of commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Generally, swap contracts may have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Periodic cash settlements on interest rate swaps are recorded as adjustments to realized gains or losses.

Entering into a swap contract involves, to varying degrees, elements of credit, market and interest rate risk in excess of the amounts reported in the Statement of Assets and Liabilities. Notional principal amounts are used to express the extent of involvement in the transactions, but are not delivered under the contracts. Accordingly, credit risk is limited to any amounts receivable from the counterparty. To reduce credit risk from potential counterparty default, the Fund enters into swap contracts with counterparties whose creditworthiness has been approved by the investment advisor to the Fund. The Fund bears the market risk arising from any change in interest rates. At June 30, 2007, the Intermediate Bond Fund held the following interest rate swap contracts:

Notional Amount	Swap Counterparty	Termination Date	Rate Type	Fixed Rate	Unrealized Appreciation (Depreciation)
			Floating Rate
22,500,000 USD	Bank of America (a)	12/19/2009	3 Month USD LIBOR	5.00%	$25,579
110,000,000 JPY	Barclays (b)	12/20/2016	6 Month JPY LIBOR	2.00%	(8,587)
1,700,000 USD	Barclays (b)	12/19/2009	3 Month USD LIBOR	5.00%	(2,232)
92,000,000 USD	Barclays (a)	12/19/2012	3 Month USD LIBOR	5.00%	291,472
11,300,000 USD	Citigroup (b)	06/20/2014	3 Month USD LIBOR	5.00%	342,849
11,000,000 USD	Lehman Brothers (a)	12/19/2012	3 Month USD LIBOR	5.00%	13,565
260,000,000 JPY	UBS (a)	12/20/2016	6 Month JPY LIBOR	2.00%	(16,557)

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

108,000,000 MXN	Merrill Lynch (b)	11/04/2016	MXN-TIIE-Banxico	8.17%	36,319
21,000,000 USD	Morgan Stanley (a)	12/19/2037	3 Month USD LIBOR	5.00%	348,466
6,800,000 EUR	Morgan Stanley (a)	06/16/2014	6 Month EUR LIBOR	4.00%	526,757
42,000,000 USD	UBS (a)	06/18/2009	3 Month USD LIBOR	5.00%	(48,198)
19,000,000 USD	UBS (a)	06/20/2009	3 Month USD LIBOR	5.00%	(166,193)
3,200,000 GBP	UBS (a)	12/20/2008	6 Month GBP LIBOR	5.00%	(50,604)
400,000 EUR	UBS (a)	10/15/2010	CPI-France	2.1455%	6,434

					$1,299,070

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	Fund receives the floating rate and pays the fixed rate.

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

Notes to Financial Statements

(Unaudited)

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

At June 30, 2007, the Fund did not hold any open written call or written put option contracts.

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

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the assets. Actual fees paid to each investment advisor during the six-month period are listed below.

Investment Advisor	Fee Rate Range Highest to Lowest
AllianceBernstein L.P. (Large-Cap Value Equity)	.50% to .15%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)	.50% to .225%*
JP Morgan Fleming Asset Management Limited (International Equity)	.75% to .45%
Pacific Investment Management Company (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%
Smith Asset Management Group, LP (Small-Cap Equity)	.85% to .45%
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	.50% to .35%
Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%
Wellington Management Company LLP (Mid-Cap Value Equity)	.75% to .55%
Wellington Management Company LLP (Small-Cap Equity)	.90% to .70%

*	Subject to a 5% reduction based on aggregate fees.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

Investment Advisor	Fees for the six month Period Ended June 30, 2007
AllianceBernstein L.P. (Large-Cap Value Equity)	$430,018
Capital Guardian Trust Company (Balanced)	334,692
Capital Guardian Trust Company (Large-Cap Growth Equity)	275,269
J.P. Morgan Fleming Asset Management Limited (International Equity).	444,951
Pacific Investment Management Company (Intermediate Bond)	621,271
Philadelphia International Advisors LP (International Equity)	351,966
Smith Asset Management Group, LP (Small-Cap Equity)	427,856
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	473,594
Turner Investment Partners (Mid-Cap Growth Equity)	331,937
Wellington Management Company LLP (Mid-Cap Value Equity)	281,838
Wellington Management Company LLP (Small-Cap Equity)	626,337

$4,599,729

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

The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the six month period ended June 30, 2007:

Value of Program Assets	Rate of ARF Program Fee
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4.0 billion	.015%

ARF received Program fees of $858,566 for the six month period ended June 30, 2007. These fees are allocated to each Fund based on net asset value.

Effective October 1, 2005, ARF and State Street Bank agreed to adjust the State Street Bank Program fee based upon the following schedule:

Value of Program Assets	Rate of State Street Bank Program Fee
First $2.0 billion	.40%
Next $1.0 billion	.31%
Next $1.0 billion	.21%
Over $4.0 billion	.13%

For the six month period ended June 30, 2007, State Street Bank received program fees of $6,658,076.

A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ARF that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

and .01% of any such assets in excess of $50 million. The accrued reduction for the six month period ended June 30, 2007 totaled $5,753 and is allocated to each Fund based on net asset value.

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

For the six month period ended June 30, 2007, State Street Bank received trustee, management and administration fees of $1,875,411.

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the six month period ended June 30, 2007, State Street Bank received Retirement Date Fund management fees of $50,508.

The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration or program fee.

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Six Month Period Ended June 30, 2007
	Purchases	Sales
Balanced Fund	$45,414,860	$72,648,512
Index Equity Fund	22,480,054	21,254,012
Intermediate Bond Fund	36,594,363	29,518,909
International Equity Fund	49,280,131	36,456,645
Large-Cap Growth Equity Fund	110,130,569	167,559,197
Large-Cap Value Equity Fund	66,720,271	51,211,251
Mid-Cap Growth Equity Fund	65,587,673	73,225,430

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

Mid-Cap Value Equity Fund	33,347,357	18,265,076
Small-Cap Equity Fund	148,861,571	165,498,339
Conservative Structured Portfolio Service	7,979,928	6,389,518
Moderate Structured Portfolio Service	23,256,899	24,423,099
Aggressive Structured Portfolio Service	16,263,905	16,303,036
Lifetime Income Retirement Date Fund	5,566,002	1,123,533
2010 Retirement Date Fund	12,380,503	2,735,421
2020 Retirement Date Fund	15,467,173	3,048,219
2030 Retirement Date Fund	14,011,905	811,472
2040 Retirement Date Fund	11,096,482	373,808

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	Period Ended June 30, 2007
	Purchases	Sales
Intermediate Bond Fund	$1,360,605,263	$1,334,935,782

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

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

At June 30, 2007, the Funds’ market value of securities on loan and collateral received for securities loaned was as follows:

Fund	Market Value of Loaned Securities	Collateral Value
Balanced*	$34,930,745	$35,754,877
Intermediate Bond*	29,235,104	29,830,500
International Equity	42,253,780	44,302,259
Large-Cap Growth Equity*	58,168,145	59,493,865
Large-Cap Value Equity*	31,262,525	31,974,537
Mid-Cap Growth Equity*	37,475,764	38,325,424
Mid-Cap Value Equity*	33,463,610	34,290,463
Small-Cap Equity*	170,709,282	174,915,179

*	Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. All non-cash collateral held at June 30, 2007 was in the form of U.S. Treasury Obligations in amounts as follows:

Fund	Non-Cash Collateral Value
Balanced	$6,574,252
Intermediate Bond	480,600
Large-Cap Growth Equity	6,952,561
Large-Cap Value Equity	6,895,400
Mid-Cap Growth Equity	1,447,875
Mid-Cap Value Equity	2,675,198
Small-Cap Equity	1,404,563

Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

7. Participant Ownership

As of June 30, 2007, four Participants owned 7.80%, 5.99%, 5.49% and 5.07%, respectively, of the outstanding Units of the Lifetime Income Retirement Date Fund and four Participants owned 13.82%, 13.43%, 10.07% and 7.09%, respectively, of the outstanding Units of the 2010 Retirement Date Fund.

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

For the quarter ended June 30, 2007, the Stable Asset Return Fund experienced a total return, net of expenses, of 1.09%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 1.14% for the same period. For the six months ended June 30, 2007, the Fund experienced a total return, net of expenses, of 2.13%, compared to an investment record of 2.26% for the combination benchmark for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark for the quarter ended June 30, 2007. The underperformance continues to be attributable to the higher yields at the money market portion of the yield curve versus the long end of the yield curve. During the latter part of May the yield curve began steepening, shifting from an inversion between the 6 month and 3 year part of the curve of approximately -25 basis points to a -5 basis point inversion at the end of the second quarter. Trades consisted primarily of commercial mortgage backed securities as well as non-agency collateralized mortgage obligations and adjustable rate securities around the two year part of the curve. The Fund has generally been avoiding the subprime mortgage market in the belief that market volatility and credit concerns will continue in this sector. Guaranteed investment contracts continue to be avoided due to their lack of relative value given their illiquid, lower quality characteristics. Future investments will likely continue to be longer duration and in the commercial mortgage backed and non-agency hybrid sectors.

The Stable Asset Return Fund underperformed the combination benchmark for the six month period ended June 30, 2007. The underperformance continues to be attributable to the higher yields at the money market portion of the yield curve versus the long end of the yield curve. During the latter part of May the yield curve began steepening, shifting from an inversion between the 6 month and 3 year part of the curve of approximately -25 basis points to a -5 basis point inversion at the end of the quarter. Earlier in the year the Fund focused on shorter term securities in order to take advantage of the inverted yield curve; as the second quarter progressed that focus shifted toward longer duration assets.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a diversified portfolio of fixed income securities.

For the quarter ended June 30, 2007, the Intermediate Bond Fund experienced a total return, net of expenses, of (1.88)%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of (0.52)% for the same period. For the six months ended June 30, 2007, the Fund experienced a total return, net of expenses, of (0.25)%, compared to an investment record of 0.98% for the Lehman Brothers Aggregate Bond Index for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The Intermediate Bond Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index for the quarter ended June 30, 2007. The Fund’s interest rate strategy of maintaining an above-benchmark duration detracted from performance as interest rates generally rose across the yield curve. Exposure to securities with short maturities also detracted from performance as expectations of the Federal Reserve lowering interest rates diminished. The Fund’s sector strategies were also negative as an overweight to mortgages detracted from performance for the quarter as mortgage yield premiums widened on increased issuance. An underweight to corporate securities also was negative for performance as the sector outpaced Treasuries on signs that a strong economy would bolster corporate profits. The Fund’s modest holdings of real return bonds detracted from returns for the second quarter as these bonds lost ground with real yields rising more than nominal yields.

The Intermediate Bond Fund underperformed the Lehman Brothers Aggregate Bond Index for the six-month period ended June 30, 2007. Strategies designed to boost performance in the context of a weak economy and steeper yield curve added value early in 2007 but lost ground in the second quarter as market expectations of the Federal Reserve cutting interest rates diminished. The Fund’s interest rate strategy of maintaining an above-benchmark duration detracted from performance as interest rates generally rose across the yield curve. An emphasis on securities with short maturities was also negative for performance as expectations of interest rate cuts decreased. Among non-U.S. positions, exposure to short maturity U.K. interest rates was negative for performance for both the second quarter and first half of the year as U.K. rates rose amid expectations of more rate hikes by the Bank of England. A modest allocation to Peso-denominated Mexican debt contributed to performance for the second quarter on renewed expectations for fiscal reform and lower-than-expected inflation data in Mexico. Exposure to the Japanese yen detracted from the Fund’s performance during the second quarter and for the year-to-date, as the yen depreciated relative to the dollar.

Balanced Fund

The Balanced Fund invests in publicly-traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the quarter ended June 30, 2007, the Balanced Fund experienced a total return, net of expenses, of 3.62%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 3.32% for the same period. For the six months ended June 30, 2007, the Fund experienced a total return, net of expenses, of 4.22%, compared to an investment record of 4.72% for the combination benchmark for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the quarter ended June 30, 2007, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, outperformed the Russell 1000 Index. The segment benefited from an underweighting to and stock selection in the financials sector, including owning consumer finance companies that soared on buy-out news and being underweight to the diversified financials sub-sector. Despite being underweight to the energy sector, the segment’s choice of energy stocks also benefited relative returns, aided by holdings in equipment and service companies. Returns were also boosted by selection and a lower-than-benchmark weighting in consumer staples. Selection among health care companies, particularly in pharmaceuticals and biotechnology, detracted from comparative returns, as did stock selection in information technology.

For the quarter ended June 30, 2007, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index. The segment’s interest rate strategy of maintaining an above-benchmark duration detracted from performance as interest rates generally rose across the yield curve. Exposure to securities with short maturities also detracted from performance as expectations of the Federal Reserve cutting interest rates diminished. The segment’s sector strategies were also negative as an overweight to mortgages detracted from performance for the quarter as mortgage yield premiums widened on increased issuance. An underweight to corporate securities also was negative for performance as the sector outpaced Treasuries on signs that a strong economy would bolster corporate profits. The segment’s modest holdings of real return bonds detracted from returns for the second quarter as these bonds lost ground with real yields rising more than nominal yields.

For the six months ended June 30, 2007, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. For the year-to-date, stock selection in financials and energy helped, while stock selection in health care and information technology hurt performance.

For the six months ended June 30, 2007, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index. Strategies designed to boost performance in the context of a weak economy and steeper yield curve added value early in 2007 but lost ground in the second quarter as market expectations of the Federal Reserve cutting interest rates diminished. The segment’s interest rate strategy of maintaining an above-benchmark duration was negative as interest rates generally rose across the yield curve. An emphasis on securities with short maturities was also negative for performance as expectations of interest rate cuts decreased. Among non-U.S. positions, exposure to short maturity U.K. interest rates was negative for performance for both the second quarter and first half of the year as U.K. rates rose amid expectations of more rate hikes by the Bank of England. A modest allocation to Peso-denominated Mexican debt contributed to performance for the second quarter on renewed expectations for fiscal reform and lower-than-expected inflation data in Mexico. Exposure to the Japanese yen detracted from the segment’s performance during the second quarter and for the year-to-date, as the yen depreciated relative to the dollar.

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

For the quarter ended June 30, 2007, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 5.06%. By comparison, the Russell 1000 Value Index produced an investment record of 4.93% for the same period. For the six months ended June 30, 2007, the Fund experienced a total return, net of expenses, of 5.58%, compared to an investment record of 6.23% for the Russell 1000 Value Index for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the quarter ended June 30, 2007, the actively managed segment of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., outperformed the Russell 1000 Value Index. Returns were helped by stock selection in financials. Fannie Mae rebounded from a sell-off in the company’s stock during the first quarter triggered by distress in the subprime mortgage market. Fannie Mae also announced plans to become current in its financial reporting by early 2008, sooner than investors had anticipated. XL Capital reported strong quarterly results, reaffirming the property and casualty insurer’s ongoing operational improvements. Stock selection within the utilities sector also drove gains. Vodafone gained on reports that it is the most likely European wireless service provider for the iPhone, the new high-end handset from Apple. Relative performance was hurt by Macy’s (formerly known as Federated Department Stores), Office Depot and National City. Macy’s posted disappointing April same-store-sales, heightening concerns surrounding the slower-than-expected turnaround of recently integrated May Department Stores. Office Depot underperformed as management lowered its second-quarter expectations amid weak retail and business-to-business sales. The market reacted negatively to National City’s acquisition of MAF Bancorp, the holding company for Chicago-based MidAmerica Bank, as well as lingering worries about its subprime mortgage exposure.

The performance of the indexed segment of the Large-Cap Value Equity Fund for the quarter ended June 30, 2007 was consistent with the Russell 1000 Value Index after taking into account expenses.

For the six month period ended June 30, 2007, the actively managed segment of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index. Relative performance was hurt by Macy’s, Office Depot and Merrill Lynch. Macy’s posted disappointing April same-store-sales, heightening concerns surrounding the slower-than-expected turnaround of recently integrated May Department Stores. Office Depot underperformed as management lowered its second-quarter expectations amid weak retail and business-to-business sales. Merrill Lynch shares weakened along with other investment banks on investor concerns about the potential for losses stemming from broader credit-market difficulties. Key contributors included Arcelor Mittal and Owens-Illinois. Recently-merged steel maker Arcelor Mittal rose on signs of ongoing integration benefits and the strengthening outlook for steel pricing. The market also reacted favorably to the company’s 2006 results, which were accompanied by a dividend and share buyback announcement. Owens-Illinois, the world’s largest maker of glass bottles, gained on investor expectations that the company, under the leadership of its new CEO, will more aggressively manage the business.

The performance of the indexed segment of the Large-Cap Value Equity Fund for the six month period ended June 30, 2007 was consistent with the Russell 1000 Value Index after taking into account expenses.

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

For the quarter ended June 30, 2007, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 6.96%. By comparison, the Russell 1000 Growth Index produced an investment record of 6.86% for the same period. For the six months ended June 30, 2007, the Fund experienced a total return, net of expenses, of 7.38%, compared to an investment record of 8.13% for the Russell 1000 Growth Index for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The segment of the Large-Cap Growth Equity Fund which is advised with the assistance of Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the quarter ended June 30, 2007. Stock selection among health care companies, particularly in pharmaceuticals and biotechnology, detracted from comparative returns, as did stock selection in information technology. The segment benefited from an underweighting to and stock selection in the financials sector, including owning consumer finance companies that soared on buy-out news and being underweight to the diversified financials sub-sector. Despite being underweight to the energy sector, the choice of energy stocks also benefited relative returns, aided by holdings in equipment and service companies. Returns were also boosted by selection and a lower-than-benchmark weighting in consumer staples. Selection among health care companies, particularly in pharmaceuticals and biotechnology, detracted from comparative returns, as did stock selection in information technology.

The other actively-managed segment of the Large-Cap Growth Equity Fund, which is advised with the assistance of T. Rowe Price Associates, Inc., outperformed the Russell 1000 Growth Index for the quarter ended June 30, 2007. Sector allocations and stock selection contributed to relative performance. Exposure to online retailer Amazon.com, which announced solid quarterly results due to the company slowing its spending growth, supported relative gains in the consumer discretionary sector. The telecommunication services sector, where the segment participated in the Metropcs Communications initial public offering, contributed to relative results. Stock selection detracted from relative results in industrials and business services as positions in Southwest Airlines and Danaher hurt relative performance. Stock selection also impaired relative performance in health care and information technology, notably in semiconductors and semiconductor equipment including Broadcom and Xilinx.

The performance of the indexed segment of the Fund for the quarter ended June 30, 2007 was consistent with the Russell 1000 Growth Index after taking into account expenses.

The segment of the Large-Cap Growth Equity Fund which is advised with the assistance of Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the six month period ended June 30, 2007. Stock selection in financials and energy helped, while stock selection in health care and information technology hurt performance.

The performance of the other actively-managed segment of the Large-Cap Growth Equity Fund, which is advised with the assistance of T. Rowe Price Associates, Inc., was consistent with the Russell 1000 Growth Index for the six month period ended June 30, 2007. Stock selection in the consumer discretionary sector was the primary source of value added during the period. Exposure to online retailer Amazon.com, which slowed its growth in spending and issued a higher-than-expected sales forecast for 2007, supported the segment’s relative gains in the sector. Outperformance in telecommunication services was largely attributable to stock selection among diversified companies, including the segment’s participation in the initial public offering for Metropcs Communications, and a pronounced overweight allocation to the wireless telecommunication services industry. A position in American Tower Systems was a notable contributor to the segment’s overall performance. An overweight to the capital markets industry underpinned the segment’s relative strength in financials. Positions in asset management companies Franklin Resources and Legg Mason were helped by the continued strength in global markets. Stock selection detracted from relative results in industrials and business services. An overweight position in Danaher, which was hurt by a slowdown in organic growth, hampered relative results in the sector. Underperformance in health care was driven by stock selection in pharmaceuticals as Sepracor notably disappointed in the period.

The performance of the indexed segment of the Fund for the six month period ended June 30, 2007 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the quarter ended June 30, 2007, the Index Equity Fund experienced a total return, net of expenses, of 5.68%. By comparison, the Russell 3000 Index produced an investment record of 5.77% for the same period. For the six months ended June 30, 2007, the Fund experienced a total return, net of expenses, of 6.92%, compared to an investment record of 7.11% for the Russell 3000 Index for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Index Equity Fund for the quarter ended June 30, 2007 was consistent with the Russell 3000 Index after taking into account expenses.

The performance of the Index Equity Fund for the six month period ended June 30, 2007 was consistent with the Russell 3000 Index after taking into account expenses.

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

For the quarter ended June 30, 2007, the Mid-Cap Value Equity Fund, which is advised with the assistance of Wellington Asset Management Company, LLP, experienced a total return, net of expenses, of 8.50%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 3.65% for the same period. For the six months ended June 30, 2007, the Fund experienced a total return, net of expenses, of 15.81%, compared to an investment record of 8.69% for the Russell Mid-Cap Value Index for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Value Equity Fund outperformed the Russell Mid-Cap Value Index for the quarter ended June 30, 2007. Eight out of ten sectors were positive for the quarter. Positive relative results from the financials, industrials, materials and health care sectors outweighed the negative relative performance from the consumer staples and energy sectors. The financials sector added to relative performance, due in part to the Everest Re Group, an insurance and reinsurance underwriter whose stock rose on solid earnings and the absence of significant catastrophe losses. The consumer discretionary sector also benefited from strong holdings such as Goodrich, a company that supplies systems and services to airplane markets. Goodrich’s stock rose 16% as first quarter earnings were well ahead of expectations. The consumer staples sector performed poorly during the quarter. The Fund’s position in non-benchmark name Marine Harvest detracted from relative performance as the company’s stock price fell. The Fund’s energy holdings also detracted from performance, due in part to an avoidance of strong performing benchmark names such as Tesoro, Frontier Oil, and Cabot Oil & Gas.

The Mid-Cap Value Equity Fund outperformed the Russell Mid-Cap Value Index for the six month period ended June 30, 2007. Eight out of ten sectors were positive during the first six months of the year. The top-performing sector year-to-date was financials. The Fund benefited from holding non-benchmark names Unum Group, an insurance provider in the U.S. and U.K., and Affiliated Managers Group, an asset management company. The industrials sector also performed well during the period. Goodrich, a company that supplies systems and services to airplane markets, contributed to relative outperformance as the company’s stock rose following first quarter earnings that were well ahead of expectations. Poor performance from holdings in the energy and telecommunications sectors detracted from results relative to the index. Within the energy sector, the Fund’s avoidance of strong performing stocks Tesoro and Cabot Oil & Gas hurt performance.

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

For the quarter ended June 30, 2007, the Mid-Cap Growth Equity Fund, which is advised with the assistance of Turner Investment Partners, experienced a total return, net of expenses, of 10.27%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 6.74% for the same period. For the six months ended June 30, 2007, the Fund experienced a total return, net of expenses, of 13.99%, compared to an investment record of 10.97% for the Russell Mid-Cap Growth Index for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Growth Equity Fund outperformed the Russell Mid-Cap Growth Index for the quarter ended June 30, 2007. Positive security selection was broad-based with all ten sectors generating positive returns. When compared to the benchmark, holdings in the consumer discretionary, materials/processing and healthcare sectors added the most value. The consumer discretionary sector provided the greatest amount of excess return versus the benchmark for the quarter. On an absolute basis, aQuantive Inc., a digital marketing and on-line advertising company that was acquired by Microsoft, had the highest quarterly return (+129%) for the Fund. In addition to aQuantive, Fund holding Harman International Industries Inc. was also bought out at a premium during the period. VeriSign Inc., a leading provider of digital infrastructure for the networked world, was another top performer for the sector. Holdings in the materials/processing sector generated the second largest amount of excess return for the quarter, led by Owens-Illinois Inc., General Cable Corp. and Precision Castparts Corp. Owens-Illinois launched an aggressive cost cutting initiative which has driven the company’s above average growth, and is looking to drive growth further by expanding into Europe. General Cable Corp. is a global developer and distributor of copper, aluminum and fiber optic wire and cable products. The company’s stock increased 36% during the quarter as worldwide demand for electrical infrastructure has helped the company meet or exceed earnings for the last three quarters. Precision Castparts Corp. is a manufacturer of complex metal components for aerospace and industrial gas turbine applications. As a key supplier to Boeing, Precision has benefited from strong order growth for Boeing jetliners, including its newest release, the 787 Dreamliner. After a long period of relative underperformance, the healthcare sector delivered excess return for the second quarter (+0.4%). Positive stock selection helped to buoy this sector, specifically biotechnology and specialty pharmaceutical stocks. Included among the winners were Celgene Corp., Shire PLC, Thermo Fisher Scientific Inc., Express Scripts Inc. and St. Jude Medical.

Although advancing 8% for the quarter, the producer durables sector was the only sector in which the Fund’s holdings underperformed its corresponding benchmark holdings, which were up 10%. Three holdings in this sector detracted slightly from relative returns this quarter: Polycom Inc., KLA-Tencor Corp. and Roper Industries Inc. All three companies are long term holdings, have been top performers for their sector over the past several quarters, and still remain in the Fund as there are no fundamental problems with the companies.

The Mid-Cap Growth Equity Fund outperformed the Russell Mid-Cap Growth Index for the six month period ended June 30, 2007. The Fund’s performance and attribution analysis was rewarded as all ten sectors provided positive returns to the Fund in a broad-based, upward trending market environment. The consumer discretionary and materials/processing sectors contributed the most to both the Fund’s absolute and relative results. On the flipside, the only two sectors that lagged the benchmark’s returns were the traditional growth sectors of technology and healthcare.

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

For the quarter ended June 30, 2007, the Small-Cap Equity Fund experienced a total return, net of expenses, of 5.46%. By comparison, the Russell 2000 Index produced an investment record of 4.42% for the same period. For the six months ended June 30, 2007, the Fund experienced a total return, net of expenses, of 7.79%, compared to an investment record of 6.45% for the Russell 2000 Index for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The segment of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP underperformed the Russell 2000 Index for the quarter ended June 30, 2007. The segment’s bottom-up investment approach was a primary driver behind performance in the second quarter. Although stock selection in the materials and financials sectors contributed to relative performance, the segment underperformed the Index due to weak stock selection in eight of ten sectors, including consumer discretionary, information technology and energy. The materials sector added to performance, due in part to strong performance by Cleveland-Cliffs. Shares of Cleveland-Cliffs, an iron ore pellet producer, rose on speculation that the company may be acquired by Brazilian iron-ore producer Cia Vale do Rio Doce. The segment also benefited from its financials sector holdings, including Allied World Assurance, a property and casualty insurance company that operates in Bermuda, the U.S., Ireland and the U.K. The company’s shares rose on news of an agreement with C.V. Starr & Company that enables Allied World Assurance to expand its national excess casualty platform alongside C.V. Starr & Company’s extensive distribution network.

Stock selection in the consumer discretionary sector detracted from performance. The segment’s overweight position to New York & Co. Inc. negatively impacted results. The stock fell on disappointing first quarter results and weak sales, particularly for the company’s JasmineSola brand. The information technology sector also performed poorly due to stock selection. Shares of Sirf Technology Holdings, a company engaged in the development and marketing GPS-related software products, fell as its lower priced competitor Broadcom acquired a private company, creating competition for Sirf.

The segment of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. outperformed the Russell 2000 Index for the quarter ended June 30, 2007. Performance was driven primarily by positive stock selection in the technology, industrial and consumer discretionary sectors whereas negative relative performance resulted only in the consumer staples sector. Factors that the segment aligns itself with, such as high earnings growth, high earnings and management quality and low risk, have also provided a tailwind for relative performance for the period.

The performance of the indexed segment of the Small-Cap Equity Fund for the quarter ended June 30, 2007 was consistent with the Russell 2000 Index after taking into account expenses.

The segment of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP underperformed the Russell 2000 Index for the six month period ended June 30, 2007. The segment’s bottom-up investment approach produced weak relative results for the period, with underperformance in six of the ten broad market sectors. Poor performance from holdings in the consumer discretionary and telecommunications sectors detracted from results relative to the Russell 2000 Index. Within the consumer discretionary sector, the segment’s overweight position in poorly performing Standard Pacific, a maker of single-family and detached homes, hurt performance. Homebuilders continue to be plagued by declines in new home sales and prices. Within the telecommunications sector, the segment’s overweight to detractor General Communications hurt performance as shares of this cable, Internet, and wireless communications services provider fell. The top-performing sector year-to-date was financials. The segment benefited from an overweight to First Community Bancorp, a holding company for Pacific Western Bank, and Allied World Assurance, mentioned above as a second quarter contributor.

The segment of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. outperformed the Russell 2000 Index for the six month period ended June 30, 2007. Year to date relative performance was driven primarily by outperformance in the technology sector, with smaller contributions coming from health care and consumer discretionary companies. Factors that the segment aligns itself with, such as high earnings growth, high earnings and management quality and low risk, have also provided a tailwind for relative performance for the period.

The performance of the indexed segment of the Small-Cap Equity Fund for the six months ended June 30, 2007 was consistent with the Russell 2000 Index after taking into account expenses.

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

For the quarter ended June 30, 2007, the International Equity Fund experienced a total return, net of expenses, of 7.39%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI AC World Ex-U.S. Index”) produced an investment record of 8.19% for the same period. For the six months ended June 30, 2007, the Fund experienced a total return, net of expenses, of 9.66%, compared to an investment record of 12.25% for the MSCI AC World Ex-U.S. Index for the same period. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The segment of the International Equity Fund advised with the assistance of JPMorgan Asset Management (UK) Limited underperformed the MSCI AC World Ex-U.S. Index for the quarter ended June 30, 2007. An underweight to emerging markets stocks, an overweight in healthcare and disappointing performances from a number of consumer holdings were the main contributors to the underperformance. Emerging markets stocks surged 15% during the quarter and the segment’s underweight exposure to the asset class detracted from performance. The healthcare sector in general was weak as the product pipeline of several large companies suffered set-backs. Consumer stocks, such as Tesco and Kingfisher, underperformed as rising rates raised questions about consumer spending. In contrast, stock selection in the industrial and telecommunications sectors contributed positively to performance during the quarter. Within the industrials sector, European holdings like Siemens, ABB and St. Gobain all posted double-digit gains on the back of strong earnings. In the telecommunications sector, the segment benefited from being overweight Vodafone and America Movil and being underweight Japanese names like NTT and NTT DoCoMo, which are struggling to cope with an increasingly-competitive environment.

The segment of the International Equity Fund advised with the assistance of Philadelphia International Advisors, LP underperformed the MSCI AC World Ex-U.S. Index for the quarter ended June 30, 2007. On a sector basis, the highest comparative results were generated by good stock selection in utility, materials and financial stocks. On the downside, consumer stocks lagged the Index modestly. Performance was also aided by the segment’s overweight position in materials and energy. Regionally, the segment’s continental European equities performed well, while stocks in England, Ireland and Japan lagged. The segment’s underweight in emerging markets compared to the Index detracted from performance relative to the Index.

The segment of the International Equity Fund advised by JPMorgan Asset Management (UK) Limited underperformed the MSCI AC World Ex-U.S. Index for the six month period ended June 30, 2007. The bulk of the underperformance accrued in the first quarter. Technology and financial holdings were the main detractors from performance during the first half of the year. Pricing pressures in the semiconductor and flat panel markets undermined a number of technology holdings in the early months of the year, although there have been recent indications of a turnaround. In financials, HSBC fell victim to concerns about its exposure to the U.S.

subprime mortgage market. Japanese bank holdings in general have struggled as investors remain wary about the domestic Japanese economy, although recent earnings data show lending margins have started to expand and first quarter Japanese GDP figures show domestic demand growing at a decent pace. In comparison, telecommunications and commodity-related holdings added value to the segment. In telecommunications, America Movil and Vodafone have been standout performers. Commodity-related holdings like CVRD, BHP Billiton, Petrobras, BG Group and Total have also done well, reflecting the strength in oil and metal prices.

The segment of the International Equity Fund advised by Philadelphia International Advisors, L.P. underperformed the MSCI AC World Ex-U.S. Index for the six month period ended June 30, 2007. The segment’s underweight in emerging markets compared to the Index detracted from performance relative to the Index. The segment has lagged the Index due largely to the segment’s underweight emerging market exposure and because of poor stock selection during the first quarter within Japan and the U.K.

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

For the quarter ended June 30, 2007, the Structured Portfolio Service experienced a total return, net of expenses, of 1.81% for the Conservative Portfolio, 3.40% for the Moderate Portfolio, and 5.16% for the Aggressive Portfolio.

For the six month period ended June 30, 2007, the Structured Portfolio Service experienced a total return, net of expenses, of 3.11% for the Conservative Portfolio, 4.93% for the Moderate Portfolio, and 6.75% for the Aggressive Portfolio.

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

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the period from January 1, 2007 through April 30, 2007, these funds included S&P 500 Flagship Securities Lending Fund, Daily MSCI EAFE Fund, S&P Mid-Cap 400 Index Securities Lending Fund, Russell 2000 Index Securities Lending Fund, Long U.S. Government Index Securities Lending Fund, Limited Duration Bond Non-Lending Fund and Short Term Investment Fund. Effective May 1, 2007, these funds include, in the case of some or all of the Retirement Date Funds and in varying allocations, S&P 500® Flagship Securities Lending Series Fund, Daily MSCI ACWI ex-US Securities Lending Index Fund, S&P MidCap® Index Securities Lending Series Fund, Russell 2000® Index Securities Lending Series Fund, Long U.S. Government Index Securities Lending Fund, Passive Bond Market Index Securities Lending Series Fund, U.S. Treasury Inflation Protected Securities Lending Series Fund and Principal Accumulation Return Fund.

For the quarter ended June 30, 2007, the Retirement Date Funds experienced a total return, net of expenses, of 1.70% for the Lifetime Income Retirement Date Fund, 2.25% for the 2010 Retirement Date Fund, 3.73% for the 2020 Retirement Date Fund, 4.87% for the 2030 Retirement Date Fund and 5.39% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the quarter ended June 30, 2007 was consistent with the relevant combination benchmark after taking into account expenses.

For the six month period ended June 30, 2007, the Retirement Date Funds experienced a total return, net of expenses, of 2.48% for the Lifetime Income Retirement Date Fund, 3.13% for the 2010 Retirement Date Fund, 5.22% for the 2020 Retirement Date Fund, 6.64% for the 2030

Retirement Date Fund and 7.50% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the six month period ended June 30, 2007 was consistent with the relevant combination benchmark after taking into account expenses.

Item 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of June 30, 2007.

Internal Control Over Financial Reporting: No change in the Collective Trust’s internal control over financial reporting occurred during the Collective Trust’s last fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2007, the Collective Trust issued an aggregate of approximately $171 million in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund, portfolio of the Structured Portfolio Service or Retirement Date Fund.

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

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

August 9, 2007	By:	/s/ Philip J. Lussier
	Name:	Philip J. Lussier
	Title:	Chief Executive Officer

August 9, 2007	By:	/s/ Beth M. Halberstadt
	Name:	Beth M. Halberstadt
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of Philip J. Lussier pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Philip J. Lussier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.