Form 10-Q
period 2007-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2007-11-09
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007.

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

Balanced Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2007
Assets
Investments, at value (cost $234,054,750)	$287,631,357	(a)
Investments in affiliated issuers, at value (cost $43,285,780)	43,285,780
Intermediate Bond Fund at value (cost $137,187,780 and units of 7,512,358)	155,716,247	(b)
Cash	85
Dividends receivable	258,335
Receivable for fund units sold	180,833
Receivable for investments sold	135,967
Tax reclaims receivable	1,656

Total assets	487,210,260

Liabilities
Payable for cash collateral received on securities loaned	40,296,976	(c)
Payable for fund units redeemed	2,273,888
Payable for investments purchased	1,160,921
Investment advisory fee payable	167,540
State Street Bank and Trust Company—program fee payable	70,712
Trustee, management and administration fees payable	20,893
ABA Retirement Funds—program fee payable	9,568
Other accruals	145,077

Total liabilities	44,145,575

Net Assets (equivalent to $93.64 per unit based on 4,731,412 units outstanding)	$443,064,685

(a)	Includes securities on loan with a value of $42,746,018 (see Note 6).
(b)	Indicates an affiliated issuer.
(c)	Excludes non-cash collateral of $3,465,953 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income
Dividends (net of foreign tax expense of $867 and $16,970)	$1,155,796	$3,399,490
Dividends—affiliated issuers	45,051	138,280
Securities lending income	13,212	27,055

Total investment income	1,214,059	3,564,825

Expenses
State Street Bank and Trust Company—program fee	230,201	694,666
Investment advisory fee	167,519	502,211
Trustee, management and administration fees	64,755	195,701
ABA Retirement Funds—program fee	29,676	89,622
Legal and audit fees	24,287	73,652
Compliance consultant fees	23,925	72,555
Reports to unitholders	11,441	34,697
Registration fees	2,475	7,507
Other fees	10,123	30,699

Total expenses	564,402	1,701,310

Net investment income (loss)	649,657	1,863,515

Net realized and unrealized gain (loss)
Investments	8,346,240	28,596,177
Intermediate Bond Fund	5,575	1,109,428

Net realized gain (loss)	8,351,815	29,705,605

Change in net unrealized appreciation (depreciation) on:
Investments	3,944,816	(73,742)

Change in net unrealized appreciation (depreciation)	3,944,816	(73,742)

Net realized and unrealized gain (loss)	12,296,631	29,631,863

Net increase (decrease) in net assets resulting from operations	$12,946,288	$31,495,378

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$649,657	$1,863,515
Net realized gain (loss)	8,351,815	29,705,605
Change in net unrealized appreciation (depreciation)	3,944,816	(73,742)

Net increase (decrease) in net assets resulting from operations	12,946,288	31,495,378

From unitholder transactions
Proceeds from units issued	10,884,814	40,686,519
Cost of units redeemed	(22,250,278)	(76,522,336)

Net increase (decrease) in net assets from unitholder transactions	(11,365,464)	(35,835,817)

Net increase (decrease) in net assets	1,580,824	(4,340,439)
Net Assets
Beginning of period	441,483,861	447,405,124

End of period	$443,064,685	$443,064,685

Number of units
Outstanding-beginning of period	4,854,982	5,127,643
Issued	119,450	454,581
Redeemed	(243,020)	(850,812)

Outstanding-end of period	4,731,412	4,731,412

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$0.25	$0.72
Net expenses(†) ††	(0.11)	(0.34)

Net investment income (loss)	0.14	0.38
Net realized and unrealized gain (loss)	2.57	6.01

Net increase (decrease) in unit value	2.71	6.39
Net asset value at beginning of period	90.93	87.25

Net asset value at end of period	$93.64	$93.64

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.51%	0.51%
Ratio of net investment income (loss) to average net assets*	0.59%	0.56%
Portfolio turnover** †††	5%	16%
Total return**	2.98%	7.32%
Net Assets at end of period (in thousands)	$443,065	$443,065

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds or the Intermediate Bond Fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in the Intermediate Bond Fund, portfolio turnover reflects purchases and sales of the Intermediate Bond Fund in which the Fund invests a portion of its assets, rather than portfolio turnover of the underlying portfolio of the Intermediate Bond Fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $331,770,108 and units of 36,528,623)	$473,428,845
Receivable for fund units sold	209,827

Total assets	473,638,672

Liabilities
Payable for fund units redeemed	2,006,758
State Street Bank and Trust Company—program fee payable	115,332
Trustee, management and administration fees payable	33,893
ABA Retirement Funds—program fee payable	14,963
Other accruals	229,206

Total liabilities	2,400,152

Net Assets (equivalent to $39.82 per unit based on 11,834,229 units outstanding)	$471,238,520

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income
Securities lending income distributed by underlying affiliated fund	$19,227	$46,899

Expenses
State Street Bank and Trust Company—program fee	370,518	1,099,740
Trustee, management and administration fees	104,228	309,808
ABA Retirement Funds—program fee	47,764	141,878
Legal and audit fees	39,091	116,584
Compliance consultant fees	38,509	114,848
Reports to unitholders	18,416	54,923
Registration fees	3,984	11,883
Other fees	16,294	48,594

Total expenses	638,804	1,898,258

Net investment income (loss)	(619,577)	(1,851,359)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	1,967,775	5,629,638
Change in net unrealized appreciation (depreciation)	5,393,479	33,783,687

Net realized and unrealized gain (loss)	7,361,254	39,413,325

Net increase (decrease) in net assets resulting from operations	$6,741,677	$37,561,966

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$(619,577)	$(1,851,359)
Net realized gain (loss)	1,967,775	5,629,638
Change in net unrealized appreciation (depreciation)	5,393,479	33,783,687

Net increase (decrease) in net assets resulting from operations	6,741,677	37,561,966

From unitholder transactions
Proceeds from units issued	16,822,400	65,580,635
Cost of units redeemed	(23,666,980)	(68,915,408)

Net increase (decrease) in net assets from unitholder transactions	(6,844,580)	(3,334,773)

Net increase (decrease) in net assets	(102,903)	34,227,193
Net Assets
Beginning of period	471,341,423	437,011,327

End of period	$471,238,520	$471,238,520

Number of units
Outstanding-beginning of period	12,006,351	11,900,880
Issued	435,795	1,726,071
Redeemed	(607,917)	(1,792,722)

Outstanding-end of period	11,834,229	11,834,229

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income† (a)	$0.00	$0.00
Net expenses(†) ††	(0.06)	(0.16)

Net investment income (loss)	(0.06)	(0.16)
Net realized and unrealized gain (loss)	0.62	3.26

Net increase (decrease) in unit value	0.56	3.10
Net asset value at beginning of period	39.26	36.72

Net asset value at end of period	$39.82	$39.82

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.55%	0.55%
Ratio of net investment income (loss) to average net assets*	(0.53)%	(0.54)%
Portfolio turnover** †††	1%	6%
Total return**	1.43%	8.44%
Net Assets at end of period (in thousands)	$471,239	$471,239

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Amounts less than $0.005 per unit are rounded to zero.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2007
Assets
Investments, at value (cost $563,464,426)	$562,017,498	(a)
Investments in affiliated issuers, at value (cost $80,236,619)	80,236,619
Foreign currency, at value (Cost $2,015,392)	2,049,773
Receivable for investments sold	82,684,887
Interest and dividend receivable	2,625,439
Receivable for fund units sold	2,323,155
Gross unrealized appreciation of forward currency exchange contracts	422,550
Receivable for futures variation margin	22,047
Swap contracts, at value	1,347,293

Total assets	733,729,261

Liabilities
Due to custodian	1,252,784
Payable for investments purchased	175,132,397
Payable for cash collateral received on securities loaned	76,509,748	(b)
Swap contracts, at value	2,056,213
Payable for fund units redeemed	798,115
Gross unrealized depreciation of forward currency exchange contracts	585,987
State Street Bank and Trust Company—program fee payable	117,450
Investment advisory fee payable	104,904
Trustee, management and administration fees payable	34,590
ABA Retirement Funds—program fee payable	15,837
Other accruals	231,911

Total liabilities	256,839,936

Net Assets (equivalent to $20.73 per unit based on 23,006,751 units outstanding)	$476,889,325

(a)	Includes securities on loan with a value of $78,080,462 (see Note 6).
(b)	Excludes non-cash collateral of $3,186,350 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income
Dividends	$3,125	$9,375
Dividends—affiliated issuers	340,997	799,309
Interest—unaffiliated issuers	5,868,311	17,367,932
Securities lending income	28,366	63,608

Total investment income	6,240,799	18,240,224

Expenses
State Street Bank and Trust Company—program fee	372,662	1,107,256
Investment advisory fee	317,632	938,903
Trustee, management and administration fees	104,823	311,925
ABA Retirement Funds—program fee	48,041	142,852
Legal and audit fees	39,321	117,402
Compliance consultant fees	38,736	115,655
Reports to unitholders	18,524	55,309
Registration fees	4,008	11,966
Other fees	16,394	48,939

Total expenses	960,141	2,850,207

Net investment income (loss)	5,280,658	15,390,017

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,599,142	136,245
Foreign currency transactions	123,100	529,364
Futures contracts	(130,601)	841,186
Swap contracts	(43,228)	(4,320,254)

Net realized gain (loss)	1,548,413	(2,813,459)

Change in net unrealized appreciation (depreciation) on:
Investments	7,206,315	398,020
Foreign currency transactions	(48,380)	(142,839)
Futures contracts	3,262,151	1,570,717
Swap contracts	3,451,404	5,028,508

Change in net unrealized appreciation (depreciation)	13,871,490	6,854,406

Net realized and unrealized gain (loss)	15,419,903	4,040,947

Net increase (decrease) in net assets resulting from operations	$20,700,561	$19,430,964

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$5,280,658	$15,390,017
Net realized gain (loss)	1,548,413	(2,813,459)
Change in net unrealized appreciation (depreciation)	13,871,490	6,854,406

Net increase (decrease) in net assets resulting from operations	20,700,561	19,430,964

From unitholder transactions
Proceeds from units issued	17,283,232	65,393,212
Cost of units redeemed	(20,562,805)	(65,653,610)

Net increase (decrease) in net assets from unitholder transactions	(3,279,573)	(260,398)

Net increase (decrease) in net assets	17,420,988	19,170,566
Net Assets
Beginning of period	459,468,337	457,718,759

End of period	$476,889,325	$476,889,325

Number of units
Outstanding-beginning of period	23,174,081	23,028,142
Issued	848,182	3,247,868
Redeemed	(1,015,512)	(3,269,259)

Outstanding-end of period	23,006,751	23,006,751

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$0.27	$0.79
Net expenses(†) ††	(0.04)	(0.12)

Net investment income (loss)	0.23	0.67
Net realized and unrealized gain (loss)	0.67	0.18

Net increase (decrease) in unit value	0.90	0.85
Net asset value at beginning of period	19.83	19.88

Net asset value at end of period	$20.73	$20.73

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.82%	0.82%
Ratio of net investment income (loss) to average net assets*	4.49%	4.43%
Portfolio turnover** †††	94%	393%
Total return**	4.54%	4.28%
Net Assets at end of period (in thousands)	$476,889	$476,889

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2007
Assets
Investments, at value (cost $220,692,592)	$315,568,811	(a)
Investments in affiliated issuers, at value (cost $43,281,415)	43,281,415
Foreign currency, at value (cost $296,622)	302,865
Cash	7,111
Dividends receivable	744,014
Receivable for investments sold	643,960
Receivable for fund units sold	380,022
Tax reclaims receivable	242,354

Total assets	361,170,552

Liabilities
Payable for cash collateral received on securities loaned	38,794,304
Payable for fund units redeemed	2,260,387
Payable for investments purchased	764,043
Investment advisory fee payable	136,196
State Street Bank and Trust Company—program fee payable	76,828
Trustee, management and administration fees payable	22,452
ABA Retirement Funds—program fee payable	10,265
Other accruals	148,318

Total liabilities	42,212,793

Net Assets (equivalent to $34.76 per unit based on 9,177,193 units outstanding)	$318,957,759

(a)	Includes securities on loan with a value of $37,008,746 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income
Dividends (net of foreign tax expense of $24,578 and $357,689)	$1,370,931	$6,371,412
Dividends—affiliated issuers	46,785	202,252
Securities lending income	40,812	99,831

Total investment income	1,458,528	6,673,495

Expenses
Investment advisory fee	417,964	1,214,881
State Street Bank and Trust Company—program fee	245,373	714,109
Trustee, management and administration fees	69,026	201,165
ABA Retirement Funds—program fee	31,631	92,125
Legal and audit fees	25,887	75,690
Compliance consultant fees	25,501	74,564
Reports to unitholders	12,195	35,658
Registration fees	2,639	7,715
Other fees	10,788	31,548

Total expenses	841,004	2,447,455

Net investment income (loss)	617,524	4,226,040

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	6,972,974	18,450,862
Foreign currency transactions	56,004	90,734

Net realized gain (loss)	7,028,978	18,541,596

Change in net unrealized appreciation (depreciation) on:
Investments	(2,302,482)	10,030,775
Foreign currency transactions	15,812	15,183

Net change in unrealized appreciation (depreciation)	(2,286,670)	10,045,958

Net realized and unrealized gain (loss)	4,742,308	28,587,554

Net increase (decrease) in net assets resulting from operations	$5,359,832	$32,813,594

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$617,524	$4,226,040
Net realized gain (loss)	7,028,978	18,541,596
Change in net unrealized appreciation (depreciation)	(2,286,670)	10,045,958

Net increase (decrease) in net assets resulting from operations	5,359,832	32,813,594

From unitholder transactions
Proceeds from units issued	18,871,437	68,160,231
Cost of units redeemed	(18,464,604)	(55,540,946)

Net increase (decrease) in net assets from unitholder transactions	406,833	12,619,285

Net increase (decrease) in net assets	5,766,665	45,432,879

Net Assets
Beginning of period	313,191,094	273,524,880

End of period	$318,957,759	$318,957,759

Number of units

Outstanding-beginning of period	9,166,631	8,778,232
Issued	562,442	2,098,845
Redeemed	(551,880)	(1,699,884)

Outstanding-end of period	9,177,193	9,177,193

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$0.16	$0.73
Net expenses(†) ††	(0.09)	(0.27)

Net investment income (loss)	0.07	0.46
Net realized and unrealized gain (loss)	0.52	3.14

Net increase (decrease) in unit value	0.59	3.60
Net asset value at beginning of period	34.17	31.16

Net asset value at end of period	$34.76	$34.76

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	1.09%	1.09%
Ratio of net investment income (loss) to average net assets*	0.80%	1.88%
Portfolio turnover**	9%	22%
Total return**	1.73%	11.55%
Net Assets at end of period (in thousands)	$318,958	$318,958

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2007
Assets
Investments, at value (cost $431,222,372)	$512,127,007	(a)
Investments in affiliated issuers, at value (cost $214,488,560)	310,235,817
Cash	6,828
Receivable for investments sold	1,609,470
Receivable for fund units sold	517,248
Dividends receivable	270,910
Tax reclaims receivable	108

Total assets	824,767,388

Liabilities
Payable for cash collateral received on securities loaned	54,904,677	(b)
Payable for fund units redeemed	2,684,150
Payable for investments purchased	1,356,172
Investment advisory fee payable	216,040
State Street Bank and Trust Company—program fee payable	184,869
Trustee, management and administration fees payable	54,650
ABA Retirement Funds—program fee payable	25,002
Other accruals	374,418

Total liabilities	59,799,978

Net Assets (equivalent to $59.99 per unit based on 12,750,724 units outstanding)	$764,967,410

(a)	Includes securities on loan with a value of $55,555,989 (see Note 6).
(b)	Excludes non-cash collateral of $1,927,000 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income
Dividends (net of foreign tax expense of $790 and $13,961)	$1,236,351	$4,522,317
Dividends—affiliated issuers	84,186	231,345
Securities lending income	25,688	59,372

Total investment income	1,346,225	4,813,034

Expenses
State Street Bank and Trust Company—program fee	595,835	1,790,346
Investment advisory fee	378,241	1,127,104
Trustee, management and administration fees	167,610	504,383
ABA Retirement Funds—program fee	76,811	230,982
Legal and audit fees	62,863	189,827
Compliance consultant fees	61,927	187,001
Reports to unitholders	29,615	89,428
Registration fees	6,407	19,348
Other fees	26,204	79,123

Total expenses	1,405,513	4,217,542

Net investment income (loss)	(59,288)	595,492

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	22,829,815	47,186,120
Investments—affiliated issuers	2,904,882	11,158,907

Net realized gain (loss)	25,734,697	58,345,027

Change in net unrealized appreciation (depreciation) on:
Investments	6,543,734	27,401,831

Net realized and unrealized gain (loss)	32,278,431	85,746,858

Net increase (decrease) in net assets resulting from operations	$32,219,143	$86,342,350

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$(59,288)	$595,492
Net realized gain (loss)	25,734,697	58,345,027
Change in net unrealized appreciation (depreciation)	6,543,734	27,401,831

Net increase (decrease) in net assets resulting from operations	32,219,143	86,342,350

From unitholder transactions
Proceeds from units issued	18,725,719	60,188,544
Cost of units redeemed	(37,495,516)	(135,838,431)

Net increase (decrease) in net assets from unitholder transactions	(18,769,797)	(75,649,887)

Net increase (decrease) in net assets	13,449,346	10,692,463
Net Assets
Beginning of period	751,518,064	754,274,947

End of period	$764,967,410	$764,967,410

Number of units
Outstanding-beginning of period	13,076,420	14,094,429
Issued	323,975	1,077,711
Redeemed	(649,671)	(2,421,416)

Outstanding-end of period	12,750,724	12,750,724

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$0.11	$0.36
Net expenses(†) ††	(0.11)	(0.32)

Net investment income (loss)	—	0.04
Net realized and unrealized gain (loss)	2.52	6.43

Net increase (decrease) in unit value	2.52	6.47
Net asset value at beginning of period	57.47	53.52

Net asset value at end of period	$59.99	$59.99

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.75%	0.75%
Ratio of net investment income (loss) to average net assets*	(0.03)%	0.11%
Portfolio turnover** †††	19%	33%
Total return**	4.38%	12.09%
Net Assets at end of period (in thousands)	$764,967	$764,967

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2007
Assets
Investments, at value (cost $275,053,640)	$355,199,817	(a)
Investments in affiliated issuers, at value (cost $99,059,420)	139,205,913
Cash	212
Receivable for investments sold	4,895,569
Receivable for fund units sold	539,818
Dividends receivable	464,101
Tax reclaims receivable	9,169

Total assets	500,314,599

Liabilities
Payable for cash collateral received on securities loaned	27,025,411	(b)
Payable for fund units redeemed	1,268,551
Payable for investments purchased	154,671
State Street Bank and Trust Company—program fee payable	115,544
Investment advisory fee payable	69,970
Trustee, management and administration fees payable	33,929
ABA Retirement Funds—program fee payable	15,522
Other accruals	234,249

Total liabilities	28,917,847

Net Assets (equivalent to $46.48 per unit based on 10,141,785 units outstanding)	$471,396,752

(a)	Includes securities on loan with a value of $32,078,698 (see Note 6).
(b)	Excludes non-cash collateral of $5,814,850 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income
Dividends (net of foreign tax expense of $32 and $14,591)	$2,212,183	$6,611,176
Dividends—affiliated issuers	103,701	370,022
Securities lending income	11,212	28,554

Total investment income	2,327,096	7,009,752

Expenses
State Street Bank and Trust Company—program fee	374,445	1,131,223
Investment advisory fee	216,036	646,054
Trustee, management and administration fees	105,331	318,681
ABA Retirement Funds—program fee	48,270	145,941
Legal and audit fees	39,504	119,925
Compliance consultant fees	38,916	118,140
Reports to unitholders	18,611	56,497
Registration fees	4,026	12,223
Other fees	16,468	49,989

Total expenses	861,607	2,598,673

Net investment income (loss)	1,465,489	4,411,079

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	4,843,316	17,673,161
Investments – affiliated issuers	2,045,553	5,011,560

Net realized gain (loss)	6,888,869	22,684,721

Change in net unrealized appreciation (depreciation) on:
Investments	(11,214,333)	(3,864,315)

Net realized and unrealized gain (loss)	(4,325,464)	18,820,406

Net increase (decrease) in net assets resulting from operations	$(2,859,975)	$23,231,485

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$1,465,489	$4,411,079
Net realized gain (loss)	6,888,869	22,684,721
Change in net unrealized appreciation (depreciation)	(11,214,333)	(3,864,315)

Net increase (decrease) in net assets resulting from operations	(2,859,975)	23,231,485

From unitholder transactions
Proceeds from units issued	20,856,799	80,520,683
Cost of units redeemed	(30,178,905)	(89,622,511)

Net increase (decrease) in net assets from unitholder transactions	(9,322,106)	(9,101,828)

Net increase (decrease) in net assets	(12,182,081)	14,129,657
Net Assets
Beginning of period	483,578,833	457,267,095

End of period	$471,396,752	$471,396,752

Number of units
Outstanding-beginning of period	10,347,149	10,327,995
Issued	456,954	1,776,783
Redeemed	(662,318)	(1,962,993)

Outstanding-end of period	10,141,785	10,141,785

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$0.22	$0.67
Net expenses(†) ††	(0.08)	(0.25)

Net investment income (loss)	0.14	0.42
Net realized and unrealized gain (loss)	(0.40)	1.79

Net increase (decrease) in unit value	(0.26)	2.21
Net asset value at beginning of period	46.74	44.27

Net asset value at end of period	$46.48	$46.48

Ratios/Supplemental Data:

Ratio of net expenses to average net assets* ††	0.73%	0.73%
Ratio of net investment income (loss) to average net assets*	1.24%	1.24%
Portfolio turnover** †††	6%	19%
Total return**	(0.56)%	4.99%
Net Assets at end of period (in thousands)	$471,397	$471,397

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2007
Assets
Investments, at value (cost $93,556,464)	$120,284,530	(a)
Investments in affiliated issuers, at value (cost $41,146,369)	41,146,369
Cash	62,502
Receivable for investments sold	2,808,012
Receivable for fund units sold	214,353
Dividends receivable	33,460

Total assets	164,549,226

Liabilities
Payable for cash collateral received on securities loaned	38,167,199	(b)
Payable for investments purchased	3,079,808
Payable for fund units redeemed	442,269
Investment advisory fee payable	178,130
State Street Bank and Trust Company—program fee payable	29,055
Trustee, management and administration fees payable	8,537
ABA Retirement Funds—program fee payable	3,906
Other accruals	55,484

Total liabilities	41,964,388

Net Assets (equivalent to $27.60 per unit based on 4,442,059 units outstanding)	$122,584,838

(a)	Includes securities on loan with a value of $37,346,467 (see Note 6).
(b)	Excludes non-cash collateral of $24,940 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income
Dividends	$110,866	$302,742
Dividends—affiliated issuers	17,522	27,128
Securities lending income	13,162	35,813

Total investment income	141,550	365,683

Expenses
Investment advisory fee	178,130	510,067
State Street Bank and Trust Company—program fee	91,689	262,859
Trustee, management and administration fees	25,793	74,049
ABA Retirement Funds—program fee	11,819	33,911
Legal and audit fees	9,674	27,864
Compliance consultant fees	9,530	27,449
Reports to unitholders	4,557	13,127
Registration fees	986	2,840
Other fees	4,031	11,613

Total expenses	336,209	963,779

Net investment income (loss)	(194,659)	(598,096)

Net realized and unrealized gain (loss) on investments
Net realized gain (loss)	1,738,506	9,690,772
Change in net unrealized appreciation (depreciation)	6,936,803	13,631,200

Net realized and unrealized gain (loss)	8,675,309	23,321,972

Net increase (decrease) in net assets resulting from operations	$8,480,650	$22,723,876

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$(194,659)	$(598,096)
Net realized gain (loss)	1,738,506	9,690,772
Change in net unrealized appreciation (depreciation)	6,936,803	13,631,200

Net increase (decrease) in net assets resulting from operations	8,480,650	22,723,876

From unitholder transactions
Proceeds from units issued	12,178,683	29,274,524
Cost of units redeemed	(10,568,192)	(33,922,969)

Net increase (decrease) in net assets from unitholder transactions	1,610,491	(4,648,445)

Net increase (decrease) in net assets	10,091,141	18,075,431
Net Assets
Beginning of period	112,493,697	104,509,407

End of period	$122,584,838	$122,584,838

Number of units
Outstanding-beginning of period	4,383,564	4,643,497
Issued	465,327	1,180,660
Redeemed	(406,832)	(1,382,098)

Outstanding-end of period	4,442,059	4,442,059

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$0.03	$0.08
Net expenses(†) ††	(0.08)	(0.22)

Net investment income (loss)	(0.05)	(0.14)
Net realized and unrealized gain (loss)	1.99	5.23

Net increase (decrease) in unit value	1.94	5.09
Net asset value at beginning of period	25.66	22.51

Net asset value at end of period	$27.60	$27.60

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	1.16%	1.17%
Ratio of net investment income (loss) to average net assets*	(0.67)%	(0.72)%
Portfolio turnover**	38%	99%
Total return**	7.56%	22.61%
Net Assets at end of period (in thousands)	$122,585	$122,585

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2007
Assets
Investments, at value (cost $91,377,885)	$100,476,961	(a)
Investments in affiliated issuers, at value (cost $40,137,971)	40,137,971
Foreign currency, at value (Cost $69,892)	70,055
Cash	687
Receivable for investments sold	1,885,518
Receivable for fund units sold	288,400
Dividends receivable	83,122

Total assets	142,942,714

Liabilities
Payable for cash collateral received on securities loaned	38,054,408	(b)
Payable for investments purchased	1,559,505
Payable for fund units redeemed	287,071
Investment advisory fee payable	104,451
State Street Bank and Trust Company—program fee payable	25,384
Trustee, management and administration fees payable	7,376
ABA Retirement Funds—program fee payable	3,368
Other accruals	46,737

Total liabilities	40,088,300

Net Assets (equivalent to $18.77 per unit based on 5,478,426 units outstanding)	$102,854,414

(a)	Includes securities on loan with a value of $38,361,394 (see Note 6).
(b)	Excludes non-cash collateral of $1,315,751 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income
Dividends (net of foreign tax expense of $11,018 and $32,921)	$312,315	$898,260
Dividends—affiliated issuers	32,232	84,768
Securities lending income	10,338	24,862

Total investment income	354,885	1,007,890

Expenses
Investment advisory fee	160,489	442,327
State Street Bank and Trust Company—program fee	81,532	223,488
Trustee, management and administration fees	22,936	62,946
ABA Retirement Funds—program fee	10,510	28,829
Legal and audit fees	8,602	23,677
Compliance consultant fees	8,474	23,324
Reports to unitholders	4,052	11,153
Registration fees	877	2,413
Other fees	3,586	9,870

Total expenses	301,058	828,027

Net investment income (loss)	53,827	179,863

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,045,683	3,800,085
Foreign currency transactions	26,072	28,363

Net realized gain (loss)	1,071,755	3,828,448

Change in net unrealized appreciation (depreciation) on:
Investments	(3,961,526)	5,917,880
Foreign currency transactions	18	373

Change in net unrealized appreciation (depreciation)	(3,961,508)	5,918,253

Net realized and unrealized gain (loss)	(2,889,753)	9,746,701

Net increase (decrease) in net assets resulting from operations	$(2,835,926)	$9,926,564

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$53,827	$179,863
Net realized gain (loss)	1,071,755	3,828,448
Change in net unrealized appreciation (depreciation)	(3,961,508)	5,918,253

Net increase (decrease) in net assets resulting from operations	(2,835,926)	9,926,564

From unitholder transactions
Proceeds from units issued	11,635,363	42,001,614
Cost of units redeemed	(10,432,361)	(24,617,055)

Net increase (decrease) in net assets from unitholder transactions	1,203,002	17,384,559

Net increase (decrease) in net assets	(1,632,924)	27,311,123
Net Assets
Beginning of period	104,487,338	75,543,291

End of period	$102,854,414	$102,854,414

Number of units
Outstanding-beginning of period	5,422,873	4,540,197
Issued	618,921	2,285,137
Redeemed	(563,368)	(1,346,908)

Outstanding-end of period	5,478,426	5,478,426

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$0.07	$0.20
Net expenses(†) ††	(0.05)	(0.16)

Net investment income (loss)	0.02	0.04
Net realized and unrealized gain (loss)	(0.52)	2.09

Net increase (decrease) in unit value	(0.50)	2.13
Net asset value at beginning of period	19.27	16.64

Net asset value at end of period	$18.77	$18.77

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	1.17%	1.18%
Ratio of net investment income (loss) to average net assets*	0.21%	0.26%
Portfolio turnover**	17%	39%
Total return**	(2.59)%	12.80%
Net Assets at end of period (in thousands)	$102,854	$102,854

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2007
Assets
Investments, at value (cost $243,017,992)	$276,854,261	(a)
Investments in affiliated issuers, at value (cost $195,147,646)	195,046,479
Cash	1,894
Receivable for investments sold	2,368,147
Receivable for fund units sold	199,489
Dividends receivable	172,136

Total assets	474,642,406

Liabilities
Payable for cash collateral received on securities loaned	179,866,912	(b)
Payable for investments purchased	2,987,506
Payable for fund units redeemed	783,948
Investment advisory fee payable	266,919
State Street Bank and Trust Company—program fee payable	71,318
Trustee, management and administration fees payable	21,152
ABA Retirement Funds—program fee payable	9,670
Other accruals	149,856

Total liabilities	184,157,281

Net Assets (equivalent to $77.50 per unit based on 3,748,307 units outstanding)	$290,485,125

(a)	Includes securities on loan with a value of $178,819,837 (see Note 6).
(b)	Excludes non-cash collateral of $3,424,312 (see Note 6).

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income
Dividends	$517,957	$1,374,856
Dividends—affiliated issuers	102,348	324,101
Securities lending income	65,673	163,124

Total investment income	685,978	1,862,081

Expenses
Investment advisory fee	516,496	1,570,689
State Street Bank and Trust Company—program fee	234,324	718,137
Trustee, management and administration fees	65,916	202,317
ABA Retirement Funds—program fee	30,207	92,650
Legal and audit fees	24,721	76,143
Compliance consultant fees	24,353	75,009
Reports to unitholders	11,646	35,871
Registration fees	2,520	7,761
Other fees	10,303	31,738

Total expenses	920,486	2,810,315

Net investment income (loss)	(234,508)	(948,234)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,404,788	19,398,728
Investments – affiliated issuers	(454,077)	1,125,832

Net realized gain (loss)	1,950,711	20,524,560

Change in net unrealized appreciation (depreciation)	(9,486,394)	(4,435,140)

Net realized and unrealized gain (loss)	(7,535,683)	16,089,420

Net increase (decrease) in net assets resulting from operations	$(7,770,191)	$15,141,186

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$(234,508)	$(948,234)
Net realized gain (loss)	1,950,711	20,524,560
Change in net unrealized appreciation (depreciation)	(9,486,394)	(4,435,140)

Net increase (decrease) in net assets resulting from operations	(7,770,191)	15,141,186

From unitholder transactions
Proceeds from units issued	8,829,932	31,438,280
Cost of units redeemed	(16,807,308)	(59,878,736)

Net increase (decrease) in net assets from unitholder transactions	(7,977,376)	(28,440,456)

Net increase (decrease) in net assets	(15,747,567)	(13,299,270)
Net Assets
Beginning of period	306,232,692	303,784,395

End of period	$290,485,125	$290,485,125

Number of units
Outstanding-beginning of period	3,851,249	4,118,186
Issued	114,431	410,382
Redeemed	(217,373)	(780,261)

Outstanding-end of period	3,748,307	3,748,307

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$0.17	$0.47
Net expenses(†) ††	(0.25)	(0.72)

Net investment income (loss)	(0.08)	(0.25)
Net realized and unrealized gain (loss)	(1.94)	3.98

Net increase (decrease) in unit value	(2.02)	3.73
Net asset value at beginning of period	79.52	73.77

Net asset value at end of period	$77.50	$77.50

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	1.24%	1.25%
Ratio of net investment income (loss) to average net assets*	(0.32)%	(0.42)%
Portfolio turnover** †††	19%	69%
Total return**	(2.54)%	5.06%
Net Assets at end of period (in thousands)	$290,485	$290,485

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2007
Assets
Investments in affiliated fund, at fair value:
State Street Bank ABA Members/Pooled Stable Asset Fund Trust (cost $887,797,918 and units of 887,797,918)	$887,979,587
Receivable for fund units sold	1,376,811

Total assets	889,356,398

Liabilities
Payable for fund units redeemed	4,142,431
State Street Bank and Trust Company—program fee payable	219,130
Trustee, management and administration fees payable	64,620
ABA Retirement Funds—program fee payable	29,565
Other accruals	430,962

Total liabilities	4,886,708

Net Assets at fair value	884,469,690

Adjustment from fair value to contract value for fully benefit responsive contracts	(181,669)

Net Assets (equivalent to $32.90 per unit based on 26,876,050 units outstanding)	$884,288,021

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Interest income-affiliated issuer	$10,818,120	$31,278,805

Expenses
State Street Bank and Trust Company—program fee	697,942	2,043,967
Trustee, management and administration fees	196,319	575,789
ABA Retirement Funds—program fee	89,974	263,699
Legal and audit fees	73,643	216,706
Compliance consultant fees	72,546	213,480
Reports to unitholders	34,693	102,091
Registration fees	7,506	22,087
Other fees	30,695	90,325

Total expenses	1,203,318	3,528,144

Net investment income (loss)	9,614,802	27,750,661

Net increase (decrease) in net assets resulting from operations	$9,614,802	$27,750,661

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$9,614,802	$27,750,661

Net increase (decrease) in net assets resulting from operations	9,614,802	27,750,661

From unitholder transactions
Proceeds from units issued	84,994,146	211,446,872
Cost of units redeemed	(73,179,634)	(200,751,672)

Net increase (decrease) in net assets from unitholder transactions	11,814,512	10,695,200

Net increase (decrease) in net assets	21,429,314	38,445,861
Net Assets
Beginning of period	862,858,707	845,842,160

End of period	$884,288,021	$884,288,021

Number of units
Outstanding-beginning of period	26,514,789	26,552,729
Issued	2,597,253	6,524,556
Redeemed	(2,235,992)	(6,201,235)

Outstanding-end of period	26,876,050	26,876,050

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$0.40	$1.17
Net expenses(†) ††	(0.04)	(0.13)

Net investment income (loss)	0.36	1.04

Net increase (decrease) in unit value	0.36	1.04
Net asset value at beginning of period	32.54	31.86

Net asset value at end of period	$32.90	$32.90

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.55%	0.55%
Ratio of net investment income (loss) to average net assets*	4.37%	4.33%
Total return**	1.11%	3.26%
Net Assets at end of period (in thousands)	$884,288	$884,288

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service – Conservative Portfolio

Statement of Assets and Liabilities

Unaudited

September 30, 2007
Assets
American Bar Association Members/State Street Collective Trust investment funds, at value:
Stable Asset Fund Trust (cost $20,052,556 and units of 665,732)	$21,904,210
Intermediate Bond Fund (cost $23,340,327 and units of 1,232,868)	25,554,911
Large Cap Value Equity Fund (cost $3,982,479 and units of 109,960)	5,110,982
Large Cap Growth Equity Fund (cost $4,043,549 and units of 85,192)	5,110,982
Index Equity Fund (cost $8,059,410 and units of 256,705)	10,221,965
International Equity Fund (cost $3,602,638 and units of 147,055)	5,110,982
Receivable for portfolio units sold	43,498
Receivable for collective investment funds sold	28,089

Total assets	73,085,619

Liabilities
Payable for portfolio units redeemed	71,587

Total liabilities	71,587

Net Assets (equivalent to $23.08 per unit based on 3,163,722 units outstanding)	$73,014,032

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service – Conservative Portfolio

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income	$—	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss)	801,035	2,483,844
Change in net unrealized appreciation (depreciation)	1,003,290	1,495,332

Net realized and unrealized gain (loss)	1,804,325	3,979,176

Net increase (decrease) in net assets resulting from operations	$1,804,325	$3,979,176

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service – Conservative Portfolio

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$—	$—
Net realized gain (loss)	801,035	2,483,844
Change in net unrealized appreciation (depreciation)	1,003,290	1,495,332

Net increase (decrease) in net assets resulting from operations	1,804,325	3,979,176

From unitholder transactions
Proceeds from units issued	2,035,158	11,041,085
Cost of units redeemed	(3,802,896)	(11,218,413)

Net increase (decrease) in net assets from unitholder transactions	(1,767,738)	(177,328)

Net increase (decrease) in net assets	36,587	3,801,848
Net Assets
Beginning of period	72,977,445	69,212,184

End of period	$73,014,032	$73,014,032

Number of units
Outstanding-beginning of period	3,242,132	3,171,123
Issued	90,019	495,820
Redeemed	(168,429)	(503,221)

Outstanding-end of period	3,163,722	3,163,722

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service – Conservative Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income	$—	$—
Net expenses†	—	—

Net investment income (loss)	—	—
Net realized and unrealized gain (loss)	0.57	1.25

Net increase (decrease) in unit value	0.57	1.25
Net asset value at beginning of period	22.51	21.83

Net asset value at end of period	$23.08	$23.08

Ratios/Supplemental Data:
Ratio of net expenses to average net assets†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets	0.00%	0.00%
Portfolio turnover* ††	3%	14%
Total return*	2.53%	5.73%
Net Assets at end of period (in thousands)	$73,014	$73,014

*	Not annualized.
†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Assets and Liabilities

Unaudited

September 30, 2007
Assets
American Bar Association Members/State Street Collective Trust investment funds, at value:
Stable Asset Fund Trust (cost $24,515,164 and units of 813,850)	$26,777,656
Intermediate Bond Fund (cost $73,504,773 and units of 3,875,575)	80,332,970
Large Cap Value Equity Fund (cost $17,331,482 and units of 518,495)	24,099,891
Large Cap Growth Equity Fund (cost $18,420,916 and units of 401,708)	24,099,891
Index Equity Fund (cost $45,380,005 and units of 1,546,677)	61,588,610
Mid-Cap Value Equity Fund (cost $4,073,816 and units of 285,259)	5,355,531
Mid-Cap Growth Equity Fund (cost $3,798,450 and units of 194,068)	5,355,531
International Equity Fund (cost $26,182,641 and units of 1,155,682)	40,166,485
Receivable for collective investment funds sold	306,083
Receivable for portfolio units sold	153,340

Total assets	268,235,988

Liabilities
Payable for portfolio units redeemed	459,423

Total liabilities	459,423

Net Assets (equivalent to $26.19 per unit based on 10,222,818 units outstanding)	$267,776,565

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income	$—	$—

Net realized and unrealized gain (loss)
Net realized gain (loss)	4,240,112	13,409,099
Change in net unrealized appreciation (depreciation)	2,319,382	5,929,567

Net realized and unrealized gain (loss)	6,559,494	19,338,666

Net increase (decrease) in net assets resulting from operations	$6,559,494	$19,338,666

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$—	$—
Net realized gain (loss)	4,240,112	13,409,099
Change in net unrealized appreciation (depreciation)	2,319,382	5,929,567

Net increase (decrease) in net assets resulting from operations	6,559,494	19,338,666

From unitholder transactions
Proceeds from units issued	9,726,923	35,522,333
Cost of units redeemed	(14,889,097)	(41,850,707)

Net increase (decrease) in net assets from unitholder transactions	(5,162,174)	(6,328,374)

Net increase (decrease) in net assets	1,397,320	13,010,292
Net Assets
Beginning of period	266,379,245	254,766,273

End of period	$267,776,565	$267,776,565

Number of units
Outstanding-beginning of period	10,426,797	10,464,807
Issued	381,836	1,418,327
Redeemed	(585,815)	(1,660,316)

Outstanding-end of period	10,222,818	10,222,818

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income	$—	$—
Net expenses†	—	—

Net investment income (loss)	—	—
Net realized and unrealized gain (loss)	0.64	1.84

Net increase (decrease) in unit value	0.64	1.84
Net asset value at beginning of period	25.55	24.35

Net asset value at end of period	$26.19	$26.19

Ratios/Supplemental Data:
Ratio of net expenses to average net assets†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets	0.00%	0.00%
Portfolio turnover* ††	3%	12%
Total return*	2.50%	7.56%
Net Assets at end of period (in thousands)	$267,777	$267,777

*	Not annualized.
†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Assets and Liabilities

Unaudited

September 30, 2007
Assets
American Bar Association Members/State Street Collective Trust investment funds, at value:
Intermediate Bond Fund (cost $28,087,137 and units of 1,468,390)	$30,436,795
Large Cap Value Equity Fund (cost $18,294,300 and units of 567,519)	26,378,556
Large Cap Growth Equity Fund (cost $19,605,342 and units of 439,690)	26,378,556
Index Equity Fund (cost $43,328,468 and units of 1,528,720)	60,873,590
Mid-Cap Value Equity Fund (cost $4,501,837 and units of 324,239)	6,087,359
Mid-Cap Growth Equity Fund (cost $4,301,585 and units of 220,587)	6,087,359
Small Cap Equity Fund (cost $5,101,406 and units of 78,547)	6,087,359
International Equity Fund (cost $24,999,266 and units of 1,167,649)	40,582,393
Receivable for portfolio units sold	131,021
Receivable for collective investment funds sold	58,864

Total assets	203,101,852

Liabilities
Payable for portfolio units redeemed	189,885

Total liabilities	189,885

Net Assets (equivalent to $28.73 per unit based on 7,062,832 units outstanding)	$202,911,967

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income	$—	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss)	3,177,823	9,119,936
Change in net unrealized appreciation (depreciation)	861,574	8,058,075

Net realized and unrealized gain (loss)	4,039,397	17,178,011

Net increase (decrease) in net assets resulting from operations	$4,039,397	$17,178,011

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$—	$—
Net realized gain (loss)	3,177,823	9,119,936
Change in net unrealized appreciation (depreciation)	861,574	8,058,075

Net increase (decrease) in net assets resulting from operations	4,039,397	17,178,011

From unitholder transactions
Proceeds from units issued	7,611,897	29,804,178
Cost of units redeemed	(11,158,236)	(33,389,647)

Net increase (decrease) in net assets from unitholder transactions	(3,546,339)	(3,585,469)

Net increase (decrease) in net assets	493,058	13,592,542

Net Assets
Beginning of period	202,418,909	189,319,425

End of period	$202,911,967	$202,911,967

Number of units
Outstanding-beginning of period	7,189,508	7,179,561
Issued	272,801	1,092,465
Redeemed	(399,477)	(1,209,194)

Outstanding-end of period	7,062,832	7,062,832

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income	$—	$—
Net expenses†	—	—

Net investment income (loss)	—	—
Net realized and unrealized gain (loss)	0.58	2.36

Net increase (decrease) in unit value	0.58	2.36
Net asset value at beginning of period	28.15	26.37

Net asset value at end of period	$28.73	$28.73

Ratios/Supplemental Data:
Ratio of net expenses to average net assets†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets	0.00%	0.00%
Portfolio turnover* ††	3%	11%
Total return*	2.06%	8.95%
Net Assets at end of period (in thousands)	$202,912	$202,912

*	Not annualized.
†	Net expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company – SSGA Age Based Income Securities Lending Series Fund (cost $17,501,922 and units of 1,561,478)	$18,444,180
Receivable for fund units sold	4,118

Total assets	18,448,298

Liabilities
State Street Bank and Trust Company—program fee payable	4,487
Payable for investments purchased	3,784
Payable for legal and audit services	3,261
Payable for compliance consultant fees	2,845
Retirement Date Fund management fee payable	1,437
Trustee, management and administration fees payable	1,278
ABA Retirement Funds—program fee payable	585
Payable for fund units redeemed	334
Other accruals	901

Total liabilities	18,912

Net Assets (equivalent to $11.02 per unit based on 1,672,926 units outstanding)	$18,429,386

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income	$—	$—
Expenses
State Street Bank and Trust Company—program fee	13,248	33,809
Retirement Date Fund management fee	4,181	10,626
Trustee, management and administration fees	3,726	9,521
ABA Retirement Funds—program fee	1,708	4,361
Legal and audit fees	1,398	3,581
Compliance consultant fees	1,377	3,527
Reports to unitholders	659	1,687
Registration fees	142	364
Other fees	583	1,493

Total expenses	27,022	68,969

Net investment income (loss)	(27,022)	(68,969)

Net realized and unrealized gain (loss)
Net realized gain (loss)	65,634	119,419
Change in net unrealized appreciation (depreciation)	363,431	671,994

Net realized and unrealized gain (loss)	429,065	791,413

Net increase (decrease) in net assets resulting from operations	$402,043	$722,444

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$(27,022)	$(68,969)
Net realized gain (loss)	65,634	119,419
Change in net unrealized appreciation (depreciation)	363,431	671,994

Net increase (decrease) in net assets resulting from operations	402,043	722,444

From unitholder transactions
Proceeds from units issued	3,082,641	8,965,012
Cost of units redeemed	(1,290,067)	(2,690,551)

Net increase (decrease) in net assets from unitholder transactions	1,792,574	6,274,461

Net increase (decrease) in net assets	2,194,617	6,996,905
Net Assets
Beginning of period	16,234,769	11,432,481

End of period	$18,429,386	$18,429,386

Number of units
Outstanding-beginning of period	1,508,114	1,088,660
Issued	284,726	835,830
Redeemed	(119,914)	(251,564)

Outstanding-end of period	1,672,926	1,672,926

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$—	$—
Net expenses(†) ††	(0.02)	(0.05)

Net investment income (loss)	(0.02)	(0.05)
Net realized and unrealized gain (loss)	0.28	0.57

Net increase (decrease) in unit value	0.26	0.52
Net asset value at beginning of period	10.76	10.50

Net asset value at end of period	$11.02	$11.02

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.65%	0.65%
Ratio of net investment income (loss) to average net assets*	(0.65)%	(0.65)%
Portfolio turnover** †††	6%	15%
Total return**	2.42%	4.95%
Net Assets at end of period (in thousands)	$18,429	$18,429

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company – SSGA Age Based 2010 Income Securities Lending Series Fund (cost $29,369,076 and units of 2,513,501)	$30,878,364
Receivable for fund units sold	8,847

Total assets	30,887,211

Liabilities
State Street Bank and Trust Company—program fee payable	7,815
Payable for investments purchased	6,517
Payable for legal and audit services	5,328
Payable for compliance consultant fees	4,648
Retirement Date Fund management fee payable	2,498
Payable for fund units redeemed	2,330
Trustee, management and administration fees payable	2,222
ABA Retirement Funds—program fee payable	1,017
Other accruals	1,472

Total liabilities	33,847

Net Assets (equivalent to $13.53 per unit based on 2,280,961 units outstanding)	$30,853,364

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	23,161	53,997
Retirement Date Fund management fee	7,307	16,979
Trustee, management and administration fees	6,515	15,203
ABA Retirement Funds—program fee	2,986	6,965
Legal and audit fees	2,444	5,715
Compliance consultant fees	2,408	5,630
Reports to unitholders	1,151	2,692
Registration fees	249	582
Other fees	1,019	2,383

Total expenses	47,240	110,146

Net investment income (loss)	(47,240)	(110,146)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain	145,441	323,520
Change in net unrealized appreciation (depreciation)	699,459	1,084,208

Net realized and unrealized gain (loss)	844,900	1,407,728

Net increase (decrease) in net assets resulting from operations	$797,660	$1,297,582

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$(47,240)	$(110,146)
Net realized gain (loss)	145,441	323,520
Change in net unrealized appreciation (depreciation)	699,459	1,084,208

Net increase (decrease) in net assets resulting from operations	797,660	1,297,582

From unitholder transactions
Proceeds from units issued	6,061,258	19,051,257
Cost of units redeemed	(1,973,419)	(5,260,310)

Net increase (decrease) in net assets from unitholder transactions	4,087,839	13,790,947

Net increase (decrease) in net assets	4,885,499	15,088,529
Net Assets
Beginning of period	25,967,865	15,764,835

End of period	$30,853,364	$30,853,364

Number of units
Outstanding-beginning of period	1,972,422	1,234,569
Issued	457,851	1,449,732
Redeemed	(149,312)	(403,340)

Outstanding-end of period	2,280,961	2,280,961

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$—	$—
Net expenses(†) ††	(0.02)	(0.06)

Net investment income (loss)	(0.02)	(0.06)
Net realized and unrealized gain (loss)	0.38	0.82

Net increase (decrease) in unit value	0.36	0.76
Net asset value at beginning of period	13.17	12.77

Net asset value at end of period	$13.53	$13.53

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.65%	0.65%
Ratio of net investment income (loss) to average net assets*	(0.65)%	(0.65)%
Portfolio turnover** †††	6%	20%
Total return**	2.73%	5.95%
Net Assets at end of period (in thousands)	$30,853	$30,853

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company - SSGA Age Based 2020 Income Securities Lending Series Fund (cost $37,261,431 and units of 3,061,089)	$40,035,988
Receivable for investments sold	35,613
Receivable for fund units sold	13,942

Total assets	40,085,543

Liabilities
Payable for fund units redeemed	49,555
State Street Bank and Trust Company—program fee payable	9,744
Payable for legal and audit services	7,073
Payable for compliance consultant fees	6,170
Retirement Date Fund management fee payable	3,118
Trustee, management and administration fees payable	2,773
ABA Retirement Funds—program fee payable	1,268
Other accruals	1,955

Total liabilities	81,656

Net Assets (equivalent to $16.52 per unit based on 2,421,371 units outstanding)	$40,003,887

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	29,546	73,444
Retirement Date Fund management fee	9,326	23,087
Trustee, management and administration fees	8,312	20,683
ABA Retirement Funds—program fee	3,809	9,473
Legal and audit fees	3,118	7,778
Compliance consultant fees	3,071	7,662
Reports to unitholders	1,469	3,664
Registration fees	318	793
Other fees	1,297	3,240

Total expenses	60,266	149,824

Net investment income (loss)	(60,266)	(149,824)

Net realized and unrealized gain (loss)
Net realized gain (loss)	219,293	489,141
Change in net unrealized appreciation (depreciation)	657,734	1,873,465

Net realized and unrealized gain (loss)	877,027	2,362,606

Net increase (decrease) in net assets resulting from operations	$816,761	$2,212,782

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$(60,266)	$(149,824)
Net realized gain (loss)	219,293	489,141
Change in net unrealized appreciation (depreciation)	657,734	1,873,465

Net increase (decrease) in net assets resulting from operations	816,761	2,212,782

From unitholder transactions
Proceeds from units issued	8,050,569	25,334,201
Cost of units redeemed	(4,075,672)	(8,858,284)

Net increase (decrease) in net assets from unitholder transactions	3,974,897	16,475,917

Net increase (decrease) in net assets	4,791,658	18,688,699
Net Assets
Beginning of period	35,212,229	21,315,188

End of period	$40,003,887	$40,003,887

Number of units
Outstanding-beginning of period	2,183,866	1,390,894
Issued	498,559	1,596,562
Redeemed	(261,054)	(566,085)

Outstanding-end of period	2,421,371	2,421,371

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$—	$—
Net expenses(†) ††	(0.03)	(0.08)

Net investment income (loss)	(0.03)	(0.08)
Net realized and unrealized gain (loss)	0.43	1.28

Net increase (decrease) in unit value	0.40	1.20
Net asset value at beginning of period	16.12	15.32

Net asset value at end of period	$16.52	$16.52

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.65%	0.65%
Ratio of net investment income (loss) to average net assets*	(0.65)%	(0.65)%
Portfolio turnover** †††	8%	20%
Total return**	2.48%	7.83%
Net Assets at end of period (in thousands)	$40,004	$40,004

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company - SSGA Age Based 2030 Income Securities Lending Series Fund (cost $32,492,129 and units of 2,604,656)	$35,436,350
Receivable for fund units sold	25,985

Total assets	35,462,335

Liabilities
Payable for investments purchased	21,093
State Street Bank and Trust Company—program fee payable	8,601
Payable for legal and audit services	5,972
Payable for compliance consultant fees	5,209
Payable for fund units redeemed	4,892
Retirement Date Fund management fee payable	2,747
Trustee, management and administration fees payable	2,443
ABA Retirement Funds—program fee payable	1,118
Other accruals	1,651

Total liabilities	53,726

Net Assets (equivalent to $19.34 per unit based on 1,830,644 units outstanding)	$35,408,609

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income	$—	$—
Expenses
State Street Bank and Trust Company—program fee	25,498	61,895
Retirement Date Fund management fee	8,049	19,467
Trustee, management and administration fees	7,173	17,429
ABA Retirement Funds—program fee	3,287	7,983
Legal and audit fees	2,690	6,551
Compliance consultant fees	2,652	6,456
Reports to unitholders	1,267	3,086
Registration fees	274	668
Other fees	1,121	2,731

Total expenses	52,011	126,266

Net investment income (loss)	(52,011)	(126,266)

Net realized and unrealized gain (loss)
Net realized gain (loss)	68,759	192,018
Change in net unrealized appreciation (depreciation)	715,006	2,138,194

Net realized and unrealized gain (loss)	783,765	2,330,212

Net increase (decrease) in net assets resulting from operations	$731,754	$2,203,946

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$(52,011)	$(126,266)
Net realized gain (loss)	68,759	192,018
Change in net unrealized appreciation (depreciation)	715,006	2,138,194

Net increase (decrease) in net assets resulting from operations	731,754	2,203,946

From unitholder transactions
Proceeds from units issued	6,383,392	21,496,978
Cost of units redeemed	(1,704,347)	(3,552,379)

Net increase (decrease) in net assets from unitholder transactions	4,679,045	17,944,599

Net increase (decrease) in net assets	5,410,799	20,148,545
Net Assets
Beginning of period	29,997,810	15,260,064

End of period	$35,408,609	$35,408,609

Number of units
Outstanding-beginning of period	1,583,928	859,275
Issued	337,792	1,161,041
Redeemed	(91,076)	(189,672)

Outstanding-end of period	1,830,644	1,830,644

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$—	$—
Net expenses(†) ††	(0.03)	(0.09)

Net investment income (loss)	(0.03)	(0.09)
Net realized and unrealized gain (loss)	0.43	1.67

Net increase (decrease) in unit value	0.40	1.58
Net asset value at beginning of period	18.94	17.76

Net asset value at end of period	$19.34	$19.34

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.65%	0.65%
Ratio of net investment income (loss) to average net assets*	(0.65)%	(0.65)%
Portfolio turnover** †††	2%	5%
Total return**	2.11%	8.90%
Net Assets at end of period (in thousands)	$35,409	$35,409

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2007
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Age Based 2040 Income Securities Lending Series Fund (cost $24,323,110 and units of 1,909,065)	$26,696,371
Receivable for investments sold	32,738
Receivable for fund units sold	15,576

Total assets	26,744,685

Liabilities
Payable for fund units redeemed	48,314
State Street Bank and Trust Company—program fee payable	6,565
Payable for legal and audit services	4,719
Payable for compliance consultant fees	4,117
Retirement Date Fund management fee payable	2,097
Trustee, management and administration fees payable	1,865
ABA Retirement Funds—program fee payable	853
Other accruals	1,304

Total liabilities	69,834

Net Assets (equivalent to $21.91 per unit based on 1,217,311 units outstanding)	$26,674,851

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	19,913	49,274
Retirement Date Fund management fee	6,286	15,497
Trustee, management and administration fees	5,602	13,875
ABA Retirement Funds—program fee	2,567	6,355
Legal and audit fees	2,101	5,216
Compliance consultant fees	2,070	5,138
Reports to unitholders	990	2,457
Registration fees	214	532
Other fees	875	2,176

Total expenses	40,618	100,520

Net investment income (loss)	(40,618)	(100,520)

Net realized and unrealized gain (loss)
Net realized gain (loss)	174,842	223,176
Change in net unrealized appreciation (depreciation)	370,159	1,741,381

Net realized and unrealized gain (loss)	545,001	1,964,557

Net increase (decrease) in net assets resulting from operations	$504,383	$1,864,037

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
From operations
Net investment income (loss)	$(40,618)	$(100,520)
Net realized gain (loss)	174,842	223,176
Change in net unrealized appreciation (depreciation)	370,159	1,741,381

Net increase (decrease) in net assets resulting from operations	504,383	1,864,037

From unitholder transactions
Proceeds from units issued	4,048,553	16,509,252
Cost of units redeemed	(1,906,294)	(3,592,279)

Net increase (decrease) in net assets from unitholder transactions	2,142,259	12,916,973

Net increase (decrease) in net assets	2,646,642	14,781,010
Net Assets
Beginning of period	24,028,209	11,893,841

End of period	$26,674,851	$26,674,851

Number of units
Outstanding-beginning of period	1,118,284	594,990
Issued	189,474	793,242
Redeemed	(90,447)	(170,921)

Outstanding-end of period	1,217,311	1,217,311

The accompanying notes are an integral part of these unaudited financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2007 to September 30, 2007	For the period January 1, 2007 to September 30, 2007
Investment income†	$—	$—
Net expenses(†) ††	(0.03)	(0.10)

Net investment income (loss)	(0.03)	(0.10)
Net realized and unrealized gain (loss)	0.45	2.02

Net increase (decrease) in unit value	0.42	1.92
Net asset value at beginning of period	21.49	19.99

Net asset value at end of period	$21.91	$21.91

Ratios/Supplemental Data:
Ratio of net expenses to average net assets* ††	0.65%	0.65%
Ratio of net investment income (loss) to average net assets*	(0.65)%	(0.65)%
Portfolio turnover** †††	5%	8%
Total return**	1.95%	9.60%
Net Assets at end of period (in thousands)	$26,675	$26,675

*	Annualized
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Net expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

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

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. Since July 1, 2004, the debt portion of the Balanced Fund has been invested through the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund. Prior to July 1, 2004, the debt portion had been invested in separately owned securities. As of September 30, 2007, 35.1% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

International Equity Fund—long-term growth of capital through investment in common stocks and other equity securities of established non-U.S. companies.

Large-Cap Growth Equity Fund—long-term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of September 30, 2007, 31.7% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long-term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of September 30, 2007, 23.7% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

Mid-Cap Growth Equity Fund—long-term growth of capital through investment in common stocks, primarily of medium sized companies believed to have strong earnings growth potential.

Mid-Cap Value Equity Fund—long-term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued.

Small-Cap Equity Fund—long-term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of September 30, 2007, 2.3% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

All the Funds may invest in YES, a collective investment fund with an objective to match or exceed the return of the average money market mutual funds characterized as “Tier One”. The fund is advised by State Street Global Advisors, a division of State Street Bank. The annual financial statements of YES are available from State Street Bank upon request.

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

At September 30, 2007, all investment contracts held by the Fund were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the trust’s fully benefit-responsive investment contracts during 2007 is reflected below:

	September 30, 2007	December 31, 2006	Change
Net assets at fair value	$887,979,528	$841,217,184	$46,762,344
Net assets (at contract value)	887,797,859	848,305,700	39,492,159
Adjustment to contract value	(181,669)	7,088,516	(7,270,185)

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

Sensitivity Analysis

The following tables are intended to provide the sensitivity analyses disclosures. These are estimates calculated based on current Crediting Rate calculations, and are not intended to serve as a projection or guarantee of future rates of return to be earned by the Fund.

Hypothetical change in current yield and no participant transactions, base case*.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2007	5.05%
December 31, 2007		2.78%	2.89%	3.06%	3.11%
March 31, 2008		2.63%	2.83%	3.18%	3.33%
June 30, 2008		2.49%	2.77%	3.29%	3.53%
September 30, 2008		2.37%	2.73%	3.39%	3.70%

Hypothetical change in current yield and 10% participant transactions, base case**.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2007	5.05%
December 31, 2007		2.96%	2.99%	2.96%	2.92%
March 31, 2008		2.78%	2.91%	3.10%	3.17%
June 30, 2008		2.63%	2.84%	3.22%	3.39%
September 30, 2008		2.49%	2.79%	3.33%	3.58%

*	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
**	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	4.53%
Based on interest rate credited to participants (2)	4.55%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on September 30, 2007 by the fair value of investments on September 30, 2007.
(2)	Computed by dividing the annualized one-day earnings credited to participants on September 30, 2007 by the fair value of investments on September 30, 2007.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

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

At September 30, 2007, the Intermediate Bond Fund held the following futures contracts:

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
Euribor Future	13	$4,416,063	December 2007	$(8,004)
90 Day Eurodollar Futures	367	87,189,245	December 2007	115,468
90 Day Eurodollar Futures	585	139,795,829	December 2008	143,484
90 Day Eurodollar Futures	295	69,985,200	March 2008	431,300
90 Day Eurodollar Futures	134	31,825,000	September 2008	231,150
Germany Federal Republic Bonds 10yr	12	1,933,812	December 2007	(11,312)
LIBOR Futures	8	1,921,121	March 2008	1,937
LIBOR Futures	166	39,855,200	June 2008	111,692
LIBOR Futures	14	3,349,474	December 2007	2,676
LIBOR Futures	1	239,261	June 2009	1,733
U.K. Treasury Bonds.	3	655,691	December 2007	(1,651)
U.S. Treasury Notes 5yr.	155	16,529,791	December 2007	60,053

				$1,078,526
Short
90 Day Eurodollar Futures	(283)	(67,755,257)	June 2008	$100,570
U.S. Treasury Bonds Futures	(589)	(65,531,758)	December 2007	(49,711)
U.S. Treasury Notes 10yr.	(990)	(108,284,222)	December 2007	95,785

				$146,644

				$1,225,170

I. Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, a Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of September 30, 2007, the Intermediate Bond Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Euro Currency	4,300,000	$5,875,112	10/03/2007	239,090
Purchase	Euro Currency	4,300,000	5,962,311	10/03/2007	151,891
Purchase	Euro Currency	491,000	700,261	10/03/2007	(2,104)
Sale	Euro Currency	4,794,000	6,562,090	10/03/2007	(254,535)
Sale	Euro Currency	4,297,000	5,871,013	10/03/2007	(238,924)
Sale	Euro Currency	491,000	700,829	11/05/2007	2,121
Sale	Japanese Yen	895,634,000	7,792,628	10/03/2007	301
Sale	Japanese Yen	895,634,000	7,836,963	11/05/2007	13,237
Purchase	Japanese Yen	895,634,000	7,805,681	10/03/2007	(13,354)
Sale	Pound Sterling	2,730,000	5,577,068	11/05/2007	15,910
Purchase	Pound Sterling	2,730,000	5,580,953	10/03/2007	(15,798)
Sale	Pound Sterling	2,730,000	5,503,882	10/03/2007	(61,272)

					$(163,437)

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

J. Interest Rate Swap Contracts

The Intermediate Bond Fund may invest in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange of commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Generally swap contracts may have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Periodic cash settlements on interest rate swaps are recorded as adjustments to realized gains or losses.

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

At September 30, 2007, the Intermediate Bond Fund held the following interest rate swap contracts:

Notional Amount	Net Cost	Swap Counterparty	Termination Date	Rate Type	Fixed Rate	Unrealized Appreciation (Depreciation)
				Floating Rate
22,500,000 USD	$(175,725)	Bank of America (a)	12/19/2009	3 Month USD LIBOR	5.00%	$353,388
110,000,000 JPY	15,939	Barclays (b)	12/20/2016	6 Month JPY LIBOR	2.00%	(32,443)
1,700,000 USD	(9,112)	Barclays (b)	12/19/2009	3 Month USD LIBOR	5.00%	22,535
92,000,000 USD	(2,309,200)	Barclays (a)	12/19/2009	3 Month USD LIBOR	5.00%	2,829,880
10,100,000 USD	(181,093)	Citibank N.A. (a)	12/19/2017	3 Month USD LIBOR	5.00%	17,898
11,300,000 USD	362,730	Lehman Brothers (b)	12/19/2014	3 Month USD LIBOR	5.00%	(340,117)
11,000,000 USD	(254,815)	Lehman Brothers (a)	12/19/2012	3 Month USD LIBOR	5.00%	317,070
260,000,000 JPY	33,933	UBS (a)	12/20/2016	6 Month JPY LIBOR	2.00%	(65,248)
2,100,000 USD	(3,129)	Merrill Lynch (b)	12/19/2009	3 Month USD LIBOR	5.00%	19,711
1,500,000 USD	(28,032)	Merrill Lynch (b)	12/19/2017	3 Month USD LIBOR	5.00%	3,795
108,000,000 MXN	22,578	Merrill Lynch (b)	11/4/2016	MXN-TIIE-Banxico	8.17%	(123,469)
21,000,000 USD	(2,751,000)	Morgan Stanley (a)	12/19/2037	3 Month USD LIBOR	5.00%	1,389,520
17,500,000 USD	12,364	Morgan Stanley (a)	12/19/2009	3 Month USD LIBOR	5.00%	125,818
14,100,000 BRL	(119,433)	Morgan Stanley (a)	01/02/2012	CDI-Brazil	10.115%	(157,263)
6,800,000 EUR	(133,597)	Morgan Stanley (a)	06/16/2014	6 Month EUR LIBOR	5.00%	482,005
2,800,000 GBP	17,148	Morgan Stanley (a)	09/18/2009	6 Month GBP LIBOR	6.00%	9,615
6,000,000 BRL	(54,294)	UBS (a)	01/02/2012	CDI-Brazil	10.575%	(15,914)
400,000 EUR	139	UBS (a)	10/15/2010	CPI-France	2.1455%	8,898

	$(5,554,599)					$4,845,679

(a)	Fund receives the fixed rate and pays the floating rate.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

(b)	Fund receives the floating rate and pays the fixed rate.

K. Option and Swaption Contracts

The Intermediate Bond Fund may purchase or write option contracts to manage exposure to fluctuations in interest rates or hedge the fair value of other Fund investments. The premium paid by the Fund for the purchase of a call or put option is included in the Fund’s Statement of Assets and Liabilities as an investment and subsequently marked-to-market to reflect the current market value of the option purchased. If an option which the Fund has purchased expires on its stipulated expiration date, the Fund realizes a loss for the amount of the cost of the option. If the Fund enters into a closing transaction, it realizes a gain or loss, depending on whether the proceeds from the sale are greater or less than the cost of the option. If the Fund exercises a put option, it realizes a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid. If the Fund exercises a call option, the cost of the security which the Fund purchases upon exercise will be increased by the premium originally paid.

The premium received by the Fund for a written option is recorded as a liability. The liability is marked-to-market based on the option’s quoted daily settlement price. When an option expires or the Fund enters into a closing purchase transaction, the Fund realizes a gain (or loss if the cost of the closing purchase transaction exceeds the premium received when the option was sold) without regard to any unrealized gain or loss on the underlying security and the liability related to such option is eliminated. When a written call option is exercised, the Fund realizes a gain or loss from the sale of the underlying security and the proceeds from such sale are increased by the premium originally received. If a written put option is exercised, the amount of the premium originally received will reduce the cost of the security which the Fund is obligated to purchase.

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

At September 30, 2007, the Fund did not hold any open written call or written put option contracts.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

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

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the assets. Actual fees paid to each investment advisor during the nine-month period are listed below.

Investment Advisor	Fee Rate Range Highest to Lowest
AllianceBernstein L.P. (Large-Cap Value Equity)	.50% to .15%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)	.50% to .225%*
JP Morgan Asset Management (UK) Limited (International Equity)	.75% to .45%
Pacific Investment Management Company LLC (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%
Smith Asset Management Group, L.P. (Small-Cap Equity)	.85% to .45%
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	.50% to .35%
Turner Investments, Inc. (Mid-Cap Growth Equity)	.65% to .55%
Wellington Asset Management Company LLP (Mid-Cap Value Equity)	.75% to .55%
Wellington Asset Management Company LLP (Small-Cap Equity)	.90% to .70%

*	Subject to a 5% reduction based on aggregate fees.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

Investment Advisor	Fees for the nine-month Period Ended September 30, 2007
AllianceBernstein L.P. (Large-Cap Value Equity)	$646,054
Capital Guardian Trust Company (Balanced)	502,211
Capital Guardian Trust Company (Large-Cap Growth Equity)	412,616
J.P. Morgan Asset Management (UK) Limited (International Equity).	678,140
Pacific Investment Management Company LLC (Intermediate Bond)	938,903
Philadelphia International Advisors LP (International Equity)	536,741
Smith Asset Management Group, L.P. (Small-Cap Equity)	641,426
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	714,488
Turner Investments, Inc. (Mid-Cap Growth Equity)	510,067
Wellington Asset Management Company LLP (Mid-Cap Value Equity)	442,327
Wellington Asset Management Company LLP (Small-Cap Equity)	929,263

$6,952,236

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

The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the nine-month period ended September 30, 2007:

Value of Program Assets	Rate of ARF Program Fee
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4.0 billion	.015%

ARF received Program fees of $1,297,626 for the nine-month period ended September 30, 2007. These fees are allocated to each Fund based on net asset value.

The State Street Bank Program fee is based upon the following schedule:

Value of Program Assets	Rate of State Street Bank Program Fee
First $2.0 billion	.40%
Next $1.0 billion	.31%
Next $1.0 billion	.21%
Over $4.0 billion	.13%

For the nine-month period ended September 30, 2007, State Street Bank received program fees of $10,065,343.

A portion of the State Street Bank Program fee is reimbursed or reduced each year based on the amount of retirement plan assets held by State Street Bank on behalf of law firm and law-related clients identified by State Street Bank and ARF that do not participate in the Program. The amount of the reimbursement is equal to .02% of the first $50 million of assets in such plans during the preceding year and .01% of any such assets in excess of $50 million. The accrued reduction for the nine-month period ended September 30, 2007 totaled $7,133 and is allocated to each Fund based on net asset value.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

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

For the nine-month period ended September 30, 2007, State Street Bank received trustee, management and administration fees of $2,833,475.

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the nine-month period ended September 30, 2007, State Street Bank received Retirement Date Fund management fees of $85,656.

The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration or program fee.

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Nine-Month Period Ended September 30, 2007
	Purchases	Sales
Balanced Fund	$68,681,111	$99,581,862
Index Equity Fund	27,975,270	31,904,365
Intermediate Bond Fund	90,600,753	49,089,327
International Equity Fund	77,989,174	64,452,175
Large-Cap Growth Equity Fund	247,780,037	325,972,153

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

Large-Cap Value Equity Fund	92,799,689	88,233,185
Mid-Cap Growth Equity Fund	108,662,758	116,161,427
Mid-Cap Value Equity Fund	51,072,852	35,464,875
Small-Cap Equity Fund	202,515,549	224,651,543
Conservative Structured Portfolio Service	9,969,179	10,146,507
Moderate Structured Portfolio Service	31,718,539	38,046,912
Aggressive Structured Portfolio Service	21,690,903	25,276,373
Lifetime Income Retirement Date Fund	8,412,212	2,201,170
2010 Retirement Date Fund	18,142,122	4,449,924
2020 Retirement Date Fund	22,409,329	6,068,649
2030 Retirement Date Fund	19,208,732	1,374,833
2040 Retirement Date Fund	14,505,391	1,676,704

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	Period Ended September 30, 2007
	Purchases	Sales
Intermediate Bond Fund	$1,800,654,883	$1,765,395,664

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

At September 30, 2007, the Funds’ market value of securities on loan and collateral received for securities loaned was as follows:

Fund	Market Value of Loaned Securities	Collateral Value
Balanced*	$42,746,018	$43,762,929
Intermediate Bond*	78,080,462	79,696,098
International Equity	37,008,746	38,794,304
Large-Cap Growth Equity*	55,555,989	56,831,677
Large-Cap Value Equity*	32,078,698	32,840,261
Mid-Cap Growth Equity*	37,346,467	38,192,139
Mid-Cap Value Equity*	38,361,394	39,370,159
Small-Cap Equity*	178,819,837	183,291,224

*	Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. All non-cash collateral held at September 30, 2007 was in the form of U.S. Treasury Obligations in amounts as follows:

Fund	Non-Cash Collateral Value
Balanced	$3,465,953
Intermediate Bond	3,186,350
Large-Cap Growth Equity	1,927,000
Large-Cap Value Equity	5,814,850
Mid-Cap Growth Equity	24,940
Mid-Cap Value Equity	1,315,751
Small-Cap Equity	3,424,312

Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

7. Participant Ownership

As of September 30, 2007, two Participants owned 6.94% and 5.40%, respectively, of the outstanding Units of the Lifetime Income Retirement Date Fund and four Participants owned 12.00%, 11.63%, 8.71% and 6.17%, respectively, of the outstanding Units of the 2010 Retirement Date Fund.

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

For the quarter ended September 30, 2007, the Stable Asset Return Fund experienced a total return, net of expenses, of 1.11%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 1.17% for the same period. For the nine months ended September 30, 2007, the Fund experienced a total return, net of expenses, of 3.26%, compared to an investment record of 3.46% for the combination benchmark for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark for the quarter ended September 30, 2007. The underperformance continues to be attributable to higher performance at the money market portion of the yield curve versus the long end of the yield curve.

During the course of the third quarter the yield curve generally steepened. At the end of the second quarter, the yield curve was slightly inverted at the short end and generally flat at the longer end. By the end of the third quarter the short end of the yield curve had steepened, but the 2 and 3 year part of the curve lagged and remained slightly inverted. The Federal Open Market Committee (the “FOMC”) reduced the Federal Funds rate by 50 basis points in September, injecting much-needed liquidity into the marketplace.

July and August witnessed severe dislocation in the fixed income markets, starting with the subprime home mortgage sector and eventually working through all spread sectors and across all quality spectrums. Consequently, the Fund generally avoided making trades until September, when the market stabilized somewhat. Trades during the quarter focused on fairly short-duration securities, generally one year or less. The primary focus of trading activity was in agency adjustable rate mortgage securities and asset-backed bonds backed by auto and equipment loans. The Fund continues to avoid the subprime home equity sector based on the belief that market volatility and credit concerns will continue in this sector. Guaranteed investment contracts continue to be avoided due to their perceived lower relative value given their illiquid, lower quality characteristics.

The Stable Asset Return Fund underperformed the combination benchmark for the nine-month period ended September 30, 2007. The primary reason for underperformance during the period was the rate of return on money market instruments, which outperformed longer-duration securities throughout the year. It is anticipated that this situation will change as money market fund rates catch up with the current level of interest rates and with the prospect of additional interest rate eases by the FOMC.

During the nine months ended September 30, 2007, the yield curve steepened overall. At year-end 2006, the yield curve was inverted by approximately 20 basis points and the five-year point on the curve was the lowest rate. By the end of the third quarter 2007 the short end of the yield curve had steepened, but the 2 and 3 year part of the curve lagged and remained slightly inverted.

The focus of trades throughout the year has been primarily on short-duration assets. Early in the year short-duration securities were attractive because yields were higher; as the yield curve steepened the maturation of these securities allowed for reinvestment at higher yield levels. As the year progressed many securities lengthened in duration; in order to minimize market value volatility, the Fund remained focused on shorter-duration assets.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a diversified portfolio of fixed income securities.

For the quarter ended September 30, 2007, the Intermediate Bond Fund experienced a total return, net of expenses, of 4.54%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 2.84% for the same period. For the nine months ended September 30, 2007, the Fund experienced a total return, net of expenses, of 4.28%, compared to an investment record of 3.85% for the Lehman Brothers Aggregate Bond Index for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The Intermediate Bond Fund, which is advised by Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index for the quarter ended September 30, 2007. As markets began to adjust during the quarter, the Fund was well-positioned, with a focus on high quality assets and shorter-duration securities, along with non-U.S. dollar exposure. The Fund’s interest rate strategies added to performance during the third quarter and have been the biggest contributor to performance year-to-date. An above-index duration also helped returns during the third quarter. An emphasis on shorter-duration securities in the U.S. and the U.K. has also been positive as the yield curve in both countries steepened during the quarter. In sector strategies, an above-benchmark allocation to mortgage securities detracted from performance, as mortgage yield premiums widened in an environment of heightened volatility, but positive security and coupon selection mitigated some of this impact. Underweighting corporate securities boosted returns during the quarter. Corporate spreads widened significantly during the quarter as investors sought safe haven from problems in the U.S. subprime mortgage sector. Modest holdings of real return bonds also contributed to the Fund’s the after-effects of performance as these bonds outperformed nominal Treasuries during the quarter, helped by positive inflation accruals. Municipal bonds lagged taxable bonds due to an increase in new issuances and the severe market dislocation during August, and a modest exposure detracted from the Fund’s performance. Avoiding asset-backed commercial paper benefited the Fund during the quarter as these securities suffered sharp losses. Holdings of locally-issued emerging market bonds added to returns as these bonds benefited from both their higher yield cushion and currency exposure as the U.S. dollar continued to weaken.

The Intermediate Bond Fund outperformed the Lehman Brothers Aggregate Bond Index for the nine-month period ended September 30, 2007. The Fund’s interest rate strategies produced mixed results during the first nine months of the year. An above-benchmark duration for most of the period detracted slightly from performance. The Fund’s focus on securities with shorter maturities was the biggest contributor to performance during the year-to-date period as the yield curve steepened during the period. In sector strategies, a slight above-benchmark exposure to mortgage securities detracted from returns, but good security selection and a focus on high quality agency pass-through securities mitigated this impact. The Fund’s underweight position in corporate bonds also contributed to performance as corporate spreads widened during the year-to-date period. Exposure to non-U.S. bonds also contributed slightly to performance. Overall, an allocation to a diversified set of foreign currencies boosted returns as these currencies appreciated relative to the U.S. dollar.

Balanced Fund

The Balanced Fund invests in publicly-traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the quarter ended September 30, 2007, the Balanced Fund experienced a total return, net of expenses, of 2.98%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 2.36% for the same period. For the nine months ended September 30, 2007, the Fund experienced a total return, net of expenses, of 7.32%, compared to an investment record of 7.18% for the combination benchmark for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the quarter ended September 30, 2007, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, outperformed the Russell 1000 Index. The equity segment benefited from stock selection and overweighting in the information technology sector during the quarter, particularly in the internet, software and services industry group. Stock selection in the industrials and materials sectors also helped relative returns. Selection in the consumer discretionary sector added to performance, though an overweight position to the sector overall detracted from returns. The choice of health care stocks, especially pharmaceuticals, was the biggest detractor to relative results. An underweight position in the energy sector also hurt returns, as did stock selection in the financials sector.

For the quarter ended September 30, 2007, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index. As markets began to adjust during the quarter, the segment was well-positioned, with a focus on high quality assets and shorter-duration securities, along with non-U.S. dollar exposure. The segment’s interest rate strategies added to performance during the third quarter and have been the biggest contributor to performance year-to-date. An above-index duration also helped returns during the third quarter. An emphasis on shorter-duration securities in the U.S. and the U.K. has also been positive as the yield curve in both countries steepened during the quarter. In sector strategies, an above-benchmark allocation to mortgage securities detracted from performance, as mortgage yield premiums widened in an environment of heightened volatility, but positive security and coupon selection mitigated some of this impact. Underweighting corporate securities boosted returns during the quarter. Corporate spreads widened significantly during the quarter as investors sought safe haven from the after-effects of problems in the U.S. subprime mortgage sector. Modest holdings of real return bonds also contributed to the segment’s performance as these bonds outperformed nominal Treasuries during the quarter, helped by positive inflation accruals. Municipal bonds lagged taxable bonds due to an increase in new issuances and the severe market dislocation during August, and a modest exposure detracted from the segment’s performance. Avoiding asset-backed commercial paper benefited the segment during the quarter as these securities suffered sharp losses. Holdings of locally-issued emerging market bonds added to returns as these bonds benefited from both their higher yield cushion and currency exposure as the U.S. dollar continued to weaken.

For the nine months ended September 30, 2007, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. Stock selection in the health care sector was the largest detractor from performance for the year-to-date period. Stock selection and an overweight in the information technology sector was the largest contributor to results. The segment’s underweighting and stock selection in the financials sector also aided performance, as did stock selection in the industrials and consumer discretionary sectors.

For the nine months ended September 30, 2007, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index. The segment’s interest rate strategies produced mixed results during the first nine months of the year. An above-benchmark duration for most of the period detracted slightly from performance. The segment’s focus on securities with shorter maturities was the biggest contributor to performance during the year-to-date period as the yield curve steepened during the year. In sector strategies, a slight above benchmark exposure to mortgages detracted from returns, but good security selection and a focus on high quality agency pass-through securities mitigated this impact. The segment’s underweight position in corporate bonds also contributed to performance as corporate spreads widened during the year-to-date period. Exposure to non-U.S. bonds also contributed to performance slightly. Overall, an allocation to a diversified set of foreign currencies boosted returns as these currencies appreciated relative to the U.S. dollar.

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

For the quarter ended September 30, 2007, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of (0.56)%. By comparison, the Russell 1000 Value Index produced an investment record of (0.24)% for the same period. For the nine months ended September 30, 2007, the Fund experienced a total return, net of expenses, of 4.99%, compared to an investment record of 5.97% for the Russell 1000 Value Index for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the quarter ended September 30, 2007, the actively managed segment of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index. The segment’s returns were hurt by several financial holdings amid ongoing turmoil in the global credit markets. Countrywide Financial was the segment’s biggest detractor for the quarter and the year-to-date. While long-term earnings forecasts for Countrywide had assumed steep declines in mortgage originations and credit losses several times larger than historical norms, the rapid deterioration in the company’s ability to access short-term financing and the depth of the contraction in the mortgage-backed securitization market was generally not anticipated by the market. Further, management’s response to the crisis—namely to focus on government-sponsored agency-eligible mortgages and de-emphasize historically profitable businesses—led to a reduction in forecasts of the company’s long-term earnings power and an increase in the perceived risk associated with the company. The stock was no longer attractive and was sold entirely.

MGIC Investment and Ambac Financial Group also declined sharply during the quarter due to investor concerns about potential losses in the mortgage guarantee business. Another detractor from performance was Office Depot. The retailer announced disappointing same-store sales and second-quarter profit as weak sales in North America offset robust growth in international sales.

Office Depot has responded with more disciplined operational and capital investment. Relative performance was helped by positions in Arcelor Mittal, Boeing and Nokia. Steel manufacturer Arcelor Mittal gained after posting strong second-quarter earnings due to higher steel prices and the cost-saving benefits from its recent merger. Boeing rose on strong earnings and better-than-expected margins in its commercial aircraft business. Mobile phone manufacturer Nokia advanced following strong second-quarter earnings and gains in market share.

The performance of the indexed segment of the Large-Cap Value Equity Fund for the quarter ended September 30, 2007 was consistent with the Russell 1000 Value Index after taking into account expenses.

For the nine-month period ended September 30, 2007, the actively managed segment of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index. Relative performance was hurt by several financial holdings, such as Countrywide Financial, MGIC Investment and Merrill Lynch. Other significant detractors included consumer cyclicals stocks Office Depot and Macy’s. Relative returns were aided by security selection within industrial resources, specifically Arcelor Mittal and Owens-Illinois. The segment’s exposure to consumer cyclicals stock DaimlerChrysler also contributed to performance.

The performance of the indexed segment of the Large-Cap Value Equity Fund for the nine-month period ended September 30, 2007 was consistent with the Russell 1000 Value Index after taking into account expenses.

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

For the quarter ended September 30, 2007, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 4.38%. By comparison, the Russell 1000 Growth Index produced an investment record of 4.21% for the same period. For the nine months ended September 30, 2007, the Fund experienced a total return, net of expenses, of 12.09%, compared to an investment record of 12.68% for the Russell 1000 Growth Index for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The segment of the Large-Cap Growth Equity Fund which is advised with the assistance of Capital Guardian Trust Company outperformed the Russell 1000 Growth Index for the quarter ended September 30, 2007. Quarterly returns were boosted by stock selection and an overweight position in the information technology sector, including holdings in software, internet software and services and communication equipment companies. Stock selection in the consumer discretionary sector, particularly in the hotel and leisure area, aided performance, although the segment’s overweight position in the sector did not. Holdings in the industrials sector also helped relative returns. Selection among financial stocks detracted from relative results as consumer finance companies weighed on the segment’s performance. An underweight in the energy sector detracted from relative results and stock selection and an overweight position in the health care sector, particularly pharmaceuticals, also hurt.

The other actively-managed segment of the Large-Cap Growth Equity Fund, which is advised with the assistance of T. Rowe Price Associates, Inc., outperformed the Russell 1000 Growth Index for the quarter ended September 30, 2007. Stock selection was strong in the industrials and business services sectors. Positions in infrastructure companies Foster Wheeler and McDermott added to performance. While an overweight position in the consumer discretionary sector negatively impacted relative performance, stock selection in the sector aided returns. Amazon.com was again a top contributor, followed by International Game Technology and XM Satellite Radio Holdings. Stock selection and an overweight position in the information technology sector had a positive impact. This sector remains the largest portion of the segment, representing approximately 37% of the segment’s holdings. Juniper Networks rose on the strength of new product launches and management changes, and Broadcom benefited from a licensing agreement with Verizon. Stock selection in the financials sector detracted from relative performance due to weakness in capital markets companies E*TRADE Financial and Morgan Stanley. The segment has retained its overweight position in the capital markets sector, with a focus on companies such as Franklin Resources and Morgan Stanley, in the belief that the sector should thrive behind positive global macroeconomic conditions.

The performance of the indexed segment of the Fund for the quarter ended September 30, 2007 was consistent with the Russell 1000 Growth Index after taking into account expenses.

The segment of the Large-Cap Growth Equity Fund which is advised with the assistance of Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the nine-month period ended September 30, 2007. Stock selection in the health care sector was the largest detractor from performance during the year-to-date period. Stock selection and an overweight position in the information technology sector was the largest contributor to results. The segment’s underweighting and stock selection in the financials sector has also aided performance, as did stock selection in the industrials and consumer discretionary sectors.

The other actively-managed segment of the Large-Cap Growth Equity Fund, which is advised with the assistance of T. Rowe Price Associates, Inc., outperformed the Russell 1000 Growth Index for the nine-month period ended September 30, 2007. Stock selection benefited performance, while the segment’s sector allocations detracted from performance. Stock selection was strong in the consumer discretionary sector. An overweight position in the information technology sector also aided relative performance. Stock selection in the financials sector detracted from performance due to weakness in capital markets companies E*TRADE Financial and Morgan Stanley. The segment remains overweight in the capital markets sector, in the belief that the sector should thrive behind positive global macroeconomic conditions.

The performance of the indexed segment of the Fund for the nine-month period ended September 30, 2007 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the quarter ended September 30, 2007, the Index Equity Fund experienced a total return, net of expenses, of 1.43%. By comparison, the Russell 3000 Index produced an investment record of 1.55% for the same period. For the nine months ended September 30, 2007, the Fund experienced a total return, net of expenses, of 8.44%, compared to an investment record of 8.77% for the Russell 3000 Index for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Index Equity Fund for the quarter ended September 30, 2007 was consistent with the Russell 3000 Index after taking into account expenses.

The performance of the Index Equity Fund for the nine-month period ended September 30, 2007 was consistent with the Russell 3000 Index after taking into account expenses.

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

For the quarter ended September 30, 2007, the Mid-Cap Value Equity Fund, which is advised with the assistance of Wellington Asset Management Company, LLP, experienced a total return, net of expenses, of (2.59)%. By comparison, the Russell Mid-Cap Value Index produced an investment record of (3.55)% for the same period. For the nine months ended September 30, 2007, the Fund experienced a total return, net of expenses, of 12.80%, compared to an investment record of 4.83% for the Russell Mid-Cap Value Index for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Value Equity Fund outperformed the Russell Mid-Cap Value Index for the quarter ended September 30, 2007. Positive relative results from several sectors, including information technology, materials and industrials, outweighed negative relative performance from the financials and telecommunications & media sectors. The information technology sector added to relative performance, due in part to Varian Semiconductor, a company that engages in the design, manufacture, marketing and servicing of semiconductor equipment. Shares of Varian Semiconductor, a non-benchmark holding, rose 33.4% during the quarter. The industrials sector benefited from holdings such as Goodrich, a company that supplies systems and services to aviation airplane markets. Goodrich’s stock rose 15% as second quarter earnings were stronger than expectations. Goodrich was also a top contributor to the Fund during the second quarter. The financials sector performed poorly during the quarter. The Fund’s position in non-benchmark name E*TRADE Financial detracted from relative performance. Shares of E*TRADE declined in response to a difficult credit market that has increased the company’s credit costs. Telecommunications & media holdings also detracted from performance, due in part to the Fund’s overweight position in R.H. Donnelley, a provider of online commercial searches and yellow pages, which was negatively impacted by the housing slump.

The Mid-Cap Value Equity Fund outperformed the Russell Mid-Cap Value Index for the nine-month period ended September 30, 2007. The top-performing sector year-to-date was materials. The Fund benefited from holding strong performers such as Owens-Illinois, a packaging products manufacturing company. Shares of Owens-Illinois rose 124% during the first nine months of the year. The financials sector, while the largest detractor during the third quarter, was the second largest contributor to performance during the year-to-date period. Poor performance from holdings in the telecommunications & media and energy sectors detracted slightly from results relative to the index. Within the telecommunications & media sector, the Fund’s underweight position in Discovery Holding and overweight position in Entercom Communications each detracted from performance.

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

For the quarter ended September 30, 2007, the Mid-Cap Growth Equity Fund, which is advised with the assistance of Turner Investments, Inc., experienced a total return, net of expenses, of 7.56%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 2.15% for the same period. For the nine months ended September 30, 2007, the Fund experienced a total return, net of expenses, of 22.61%, compared to an investment record of 13.35% for the Russell Mid-Cap Growth Index for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Growth Equity Fund outperformed the Russell Mid-Cap Growth Index for the quarter ended September 30, 2007. The Fund generated positive relative performance versus the benchmark in eight of the ten market sectors. The utilities and financial services sectors were the lone detractors. The strong performance relative to the benchmark was led by good stock selection in the consumer discretionary sector. Within this sector, the retail industry had a tough quarter, so maintaining an underweight position in this group added to the strong relative returns. The Fund’s investments in Under Armour and Gamestop contributed to performance. Under Armour advanced due to the company’s ability to generate significant growth from its penetration in overseas markets. Gamestop, a retailer of videogames, experienced significant growth during the quarter as a result of the highly successful launch of its Halo 3 game. The Fund’s positions in certain gaming and internet-related companies also aided performance. Specifically, Wynn Resorts was a significant contributor for the quarter. Wynn’s quarter was strong as a result of the opening of its Venetian casino in Macau. The energy sector also generated excess returns for the quarter versus the benchmark. Cameron International, National Oilwell Varco and First Solar were the top contributors in the sector. Cameron is an international oil services company involved in the deepwater development of oilfields, and National Oilwell Varco is a leading global supplier of equipment used in oil and gas drilling and production operations. Both companies reported strong quarters and each has benefited from having international exposure, as well more exposure to oil as opposed to natural gas. Positive relative performance for the quarter was also generated within the health care sector. Recently the Fund has focused on biotech companies that research and develop drugs known as orphan drugs. Orphan drugs are classified by the FDA as drugs that are used for diseases that afflict only a small percentage of the population, usually less than 200,000 in the U.S. Orphan drugs are eligible for favorable FDA rules with regards to patents. Alexion Pharmaceuticals Inc. benefited from the launch of its orphan drug Soliris, used to fight a rare type of blood disorder. Two additional health care stocks that contributed to performance were Kyphon Inc. and Intuitive Surgical Inc. Kyphon, a maker of spinal implants, was acquired during the quarter by medical device maker Medtronic Inc. Intuitive Surgical Inc., which has been a long-term holding in the Fund, again delivered strong returns for the quarter as the company beat earnings expectations.

The Mid-Cap Growth Equity Fund outperformed the Russell Mid-Cap Growth Index for the nine-month period ended September 30, 2007. All ten sectors provided positive returns to the Fund. The consumer discretionary, energy and materials/processing sectors contributed the most to the Fund’s absolute and relative results. The only sector that lagged the benchmark’s returns was the traditional growth sector of technology; the underperformance was due to poor stock selection in the sector.

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

For the quarter ended September 30, 2007, the Small-Cap Equity Fund experienced a total return, net of expenses, of (2.54)%. By comparison, the Russell 2000 Index produced an investment record of (3.09)% for the same period. For the nine months ended September 30, 2007, the Fund experienced a total return, net of expenses, of 5.06%, compared to an investment record of 3.16% for the Russell 2000 Index for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The segment of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP outperformed the Russell 2000 Index for the quarter ended September 30, 2007. The segment outperformed the benchmark due to strong stock selection in five of ten sectors, including information technology, financials and industrials, while holdings in the consumer discretionary and health care sectors dampened results. Outperformance in the information technology sector was due in part to the strong performance by non-benchmark name Varian Semiconductor. Varian Semiconductor, a chip equipment company, reported a strong revenue increase driven by its leadership in the market for “flash” memory chips. The Fund also benefited from its financials sector holdings, including UMB Financial and Nasdaq Stock Market, which rose on strong, consensus-beating second-quarter earnings. Stock selection in the consumer discretionary sector detracted from performance. The segment’s overweight position to weak performer Pacific Sunwear negatively impacted results. The stock fell on disappointing second quarter results and weak sales. The health care sector also performed poorly due to stock selection. Shares of non-benchmark name Lifepoint Hospitals fell after the company reported a sharp decline in quarterly profits due to higher unpaid medical bills, labor costs and medical malpractice insurance.

The segment of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the quarter ended September 30, 2007. In aggregate, sector weights had a negligible impact on performance for the quarter. Stock selection was strongest in the consumer discretionary sector while performance in the technology sector trailed the benchmark.

The performance of the indexed segment of the Small-Cap Equity Fund for the quarter ended September 30, 2007 was consistent with the Russell 2000 Index after taking into account expenses.

The segment of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP outperformed the Russell 2000 Index for the nine-month period ended September 30, 2007. The top-performing sector year-to-date was financials. The segment benefited from an overweight to strong performers UMB Financial and First Community Bancorp, a holding company for Pacific Western Bank. Within the information technology sector, the segment’s overweight position in Varian Semiconductor helped performance. The segment’s position in non-benchmark name Cypress Semiconductor, a semiconductor and programmable-chip company, also contributed to performance. Poor performance from holdings in the consumer discretionary and health care sectors detracted from results. Within the consumer discretionary sector, the segment’s overweight position in Standard Pacific, a maker of single-family and detached homes, hurt performance. Homebuilders continue to be plagued by declines in new home sales and prices.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. outperformed the Russell 2000 Index for the nine-month period ended September 30, 2007. Year-to-date, relative returns have been derived primarily through positive stock selection in the discretionary, technology and health care sectors.

The performance of the indexed segment of the Small-Cap Equity Fund for the nine months ended September 30, 2007 was consistent with the Russell 2000 Index after taking into account expenses.

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

For the quarter ended September 30, 2007, the International Equity Fund experienced a total return, net of expenses, of 1.73%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI AC World Ex-U.S. Index”) produced an investment record of 4.62% for the same period. For the nine months ended September 30, 2007, the Fund experienced a total return, net of expenses, of 11.55%, compared to an investment record of 17.43% for the MSCI AC World Ex-U.S. Index for the same period. The MSCI AC World Ex-U.S. Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The segment of the International Equity Fund advised with the assistance of JPMorgan Asset Management (UK) Limited underperformed the MSCI AC World Ex-U.S. Index for the quarter ended September 30, 2007. Holdings linked to the U.S. and/or U.K. housing markets were the main detractors from performance. Building materials companies like Lafarge, Imerys and Wosleley, along with Kingfisher (a U.K. home improvement retailer), all declined on concerns that tighter credit conditions would undermine future earnings. European and Japanese financial holdings also suffered as companies in these sectors were swept up by the turmoil in the credit markets. In contrast, emerging market and resource-oriented holdings contributed positively to performance. Petrobras, a Brazilian oil/gas firm, China Life, China Mobile, mining companies such as CVRD and BHP Billiton and Mitsubishi Corp, a Japanese trading firm that deals extensively in commodities, all rose during the quarter, reflecting the continued strength in commodity prices and investor appetite for emerging markets.

The segment of the International Equity Fund advised with the assistance of Philadelphia International Advisors, LP underperformed the MSCI AC World Ex-U.S. Index for the quarter ended September 30, 2007. The segment produced a positive total return but lagged the benchmark due primarily to an underweight position in emerging markets. Other reasons for this weak relative performance were poor stock selection in the consumer, technology and materials sectors. Stock selection in the utilities sector added to performance. Stock selection in developed countries such as Australia, Greece and Japan also aided performance, but poor performance in Europe, where the segment held an overweight position in financial and construction stocks, pulled overall returns for the segment below the benchmark.

The segment of the International Equity Fund advised by JP Morgan Asset Management (UK) underperformed the MSCI AC World Ex-U.S. Index for the nine-month period ended September 30, 2007. Poor stock selection in the financials and materials sectors was the main detractor from performance. The segment’s Japanese bank holdings also hurt performance. The materials sector of the segment was up over 30% during the first nine months of the year, but the segment’s exposure to certain Canadian holdings and a lack of exposure to steel companies prevented the segment from matching the greater than 40% gain in the sector generally. In comparison, stock selection in the telecommunications and energy sectors contributed to performance, with emerging market names like China Mobil, American Movil and Petrobras all performing well. Emerging markets and resource-oriented companies have performed well throughout much of the year. The same companies that contributed positively to third quarter performance have also been among the best performers on a year-to-date basis.

The segment of the International Equity Fund advised by Philadelphia International Advisors, L.P. underperformed the MSCI AC World Ex-U.S. Index for the nine-month period ended September 30, 2007. An underweight position in emerging markets, which were up 34.5% during the first nine months of the year, detracted from performance. Performance was also hurt by stock selection in the materials, financials and consumer sectors. Australian stocks performed well but were overshadowed by poor stock selection in the U.K. and Japan.

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

For the quarter ended September 30, 2007, the Structured Portfolio Service experienced a total return, net of expenses, of 2.53% for the Conservative Portfolio, 2.50% for the Moderate Portfolio, and 2.06% for the Aggressive Portfolio.

For the nine-month period ended September 30, 2007, the Structured Portfolio Service experienced a total return, net of expenses, of 5.73% for the Conservative Portfolio, 7.56% for the Moderate Portfolio, and 8.95% for the Aggressive Portfolio.

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

Retirement Date Funds

The Retirement Date Funds provide a series of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. Each Retirement Date Fund has a different initial investment strategy representing different risk and reward characteristics that reflect a participant’s anticipated time to expected retirement. The longer the time period to expected retirement, the greater is the Retirement Date Fund’s initial risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who are approaching or are beyond their retirement date and, effective from and after May 1, 2007, is comprised primarily of bonds, investment contracts and high-quality short-term debt instruments (such as those in which the Stable Asset Return Fund invests), and U.S. Treasury Inflation Protected Securities, to provide stability, income and inflation protection, although this Retirement Date Fund also includes 35% equity exposure. The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more-limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for maximum growth potential.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the period from January 1, 2007 through April 30, 2007, these funds included S&P 500

Flagship Securities Lending Fund, Daily MSCI EAFE Fund, S&P Mid-Cap 400 Index Securities Lending Fund, Russell 2000 Index Securities Lending Fund, Long U.S. Government Index Securities Lending Fund, Limited Duration Bond Non-Lending Fund and Short Term Investment Fund. Effective from and after May 1, 2007, these funds include, in the case of some or all of the Retirement Date Funds and in varying allocations, S&P 500® Flagship Securities Lending Series Fund, Daily MSCI ACWI ex-US Securities Lending Index Fund, S&P MidCap® Index Securities Lending Series Fund, Russell 2000® Index Securities Lending Series Fund, Long U.S. Government Index Securities Lending Fund, Passive Bond Market Index Securities Lending Series Fund, U.S. Treasury Inflation Protected Securities Lending Series Fund and Principal Accumulation Return Fund.

For the quarter ended September 30, 2007, the Retirement Date Funds experienced a total return, net of expenses, of 2.42% for the Lifetime Income Retirement Date Fund, 2.73% for the 2010 Retirement Date Fund, 2.48% for the 2020 Retirement Date Fund, 2.11% for the 2030 Retirement Date Fund and 1.95% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the quarter ended September 30, 2007 was consistent with the relevant combination benchmark after taking into account expenses.

For the nine-month period ended September 30, 2007, the Retirement Date Funds experienced a total return, net of expenses, of 4.95% for the Lifetime Income Retirement Date Fund, 5.95% for the 2010 Retirement Date Fund, 7.83% for the 2020 Retirement Date Fund, 8.90% for the 2030 Retirement Date Fund and 9.60% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the nine-month period ended September 30, 2007 was consistent with the relevant combination benchmark after taking into account expenses.

Item 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of September 30, 2007.

Internal Control Over Financial Reporting: No change in the Collective Trust’s internal control over financial reporting occurred during the Collective Trust’s last fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2007, the Collective Trust issued an aggregate of approximately $168 million in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under

Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund, portfolio of the Structured Portfolio Service or Retirement Date Fund.

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

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

November 9, 2007	By:	/s/ Philip J. Lussier
	Name: Title:	Philip J. Lussier Chief Executive Officer

November 9, 2007	By:	/s/ Beth M. Halberstadt
	Name: Title:	Beth M. Halberstadt Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of Philip J. Lussier pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Philip J. Lussier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.