Form 10-K
period 2007-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2008-02-29
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was approximately $4.3 billion.

i

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, those relating to the objectives and strategies of the Investment Options, constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). The Collective Trust desires to take advantage of the “safe harbor” provisions of the Reform Act and is including this special note to enable it to do so. Forward-looking statements included in this Report, or subsequently included in other publicly available documents filed with the Securities and Exchange Commission, and other publicly available statements issued or released by the Collective Trust, involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance or achievements of the Investment Options to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. For a description of these factors, see the descriptions of each of the Investment Options found in Item 1, “Business.”

PART I

ITEM 1.	Business.

OVERVIEW

The American Bar Association Members/State Street Collective Trust (the “Collective Trust”) was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the ABA Retirement Funds program (the “Program”). As of December 31, 2007, there were ten separate collective investment funds (the “Funds”), three portfolios of a Structured Portfolio Service and five Retirement Date Funds. The current Funds are as follows: Stable Asset Return Fund, Intermediate Bond Fund, Balanced Fund, Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Index Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund. Assets contributed under the Program may also be invested in the portfolios of the Structured Portfolio Service, which offers conservative, moderate or aggressive allocations of assets among the Funds listed above and in the Retirement Date Funds, a group of five balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. The Funds, portfolios of the Structured Portfolio Service and Retirement Date Funds are Investment Options under the Program, which is sponsored by ABA Retirement Funds (“ARF”).

It is anticipated that the portfolios of the Structured Portfolio Service will be terminated on or about March 28, 2008. Any assets not subject to a valid direction to be transferred to another Investment Option and hence remaining in the portfolios of the Structured Portfolio Service as of the date of their termination will be transferred to the Funds underlying the portfolios of the Structured Portfolio Service in accordance with such Funds’ respective weightings in such portfolios. The portfolios of the Structured Portfolio Service currently are rebalanced as of the end of each month. After the termination of such portfolios, no further rebalancing will occur. Any elections to invest contributions in any of the portfolios of the Structured Portfolio Service which have not been amended or revoked by a Participant by March 20, 2008 will be allocated to such Fund or Retirement Date Fund as is designated by the Participant’s Employer as its default option in the adoption agreement pursuant to which such Employer adopted the Program or any amendment thereto.

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

THE PROGRAM

The Program is sponsored by ARF, an Illinois not-for-profit corporation organized by the ABA to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or other affiliated organizations. The Program is a comprehensive retirement program that provides Employers with tax-qualified employee retirement plans, a variety of Investment Options and related recordkeeping and administrative services. The law practices, bar associations and other organizations which are eligible to adopt the Program are referred to in this Report as “Eligible Employers,” and those which adopt the Program are referred to as “Employers.” The term “Participants” means self-employed individuals and employees (together with their beneficiaries where applicable) of Employers which have adopted the Program for their practices. As of December 31, 2007, there were approximately 4,100 plans participating in the Program through which approximately 45,000 Participants participated in the Program.

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

DESCRIPTION OF INVESTMENT OPTIONS

The Collective Trust offers ten collective investment funds, three portfolios of a Structured Portfolio Service and five Retirement Date Funds. The Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds are Investment Options under the Program. It currently is anticipated, however, that the portfolios of the Structured Portfolio Service will be terminated and hence no longer available as Investment Options under the Program effective on or about March 28, 2008.

All proceeds received by the Collective Trust relating to the contribution, transfer or allocation of assets to a Fund, a portfolio of the Structured Portfolio Service or a Retirement Date Fund are applied to the purchase of Units of such Fund, portfolio of the Structured Portfolio Service or Retirement Date Fund. Assets invested through the ABA Members Plans are held under the American Bar Association Members Retirement Trust (the “Retirement Trust”), and assets invested through individually designed plans are held under the American Bar Association Members Pooled Trust for Retirement Plans (the “Pooled Trust”). State Street Bank is the sole trustee of each of the Retirement Trust and Pooled Trust (collectively the “ABA Members Trusts”).

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

Interests in the respective Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds are represented by Units, each of which represents an undivided pro rata share of the net assets of a Fund, a portfolio of the Structured Portfolio Service or a Retirement Date Fund. Although the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds are similar in some respects to registered open-end management investment companies (commonly referred to as “mutual funds”), the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds are not required to be and are not registered as investment companies under the Investment Company Act. The Units representing interests in the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds are held by State Street Bank, as trustee of the ABA Members Trusts. Neither the assets of the ABA Members Trusts nor the Investment Options are subject to the claims of the creditors of State Street or State Street Bank. The Investment Options are not insured by the Federal Deposit Insurance Corporation or any governmental agency. State Street’s activities as trustee of the Collective Trust and State Street Bank’s activities as trustee of the ABA Members Trusts are subject to the requirements of ERISA. There are no voting rights connected with the ownership of Units. No officer of the Collective Trust or officer or director of State Street owns, beneficially or of record, any Units of beneficial interest in the Collective Trust. As of December 31, 2007, no person or entity vested with investment responsibility for the assets contributed to the Program owned more than 5% of the Units of beneficial interest in the Collective Trust or in any Investment Option offered thereunder, except that two Participants owned 5.40% and 6.94%, respectively, of the outstanding Units of the Lifetime Income Retirement Date Fund and four Participants owned 5.04%, 7.08%, 9.47% and 9.76%, respectively, of the outstanding Units of the 2010 Retirement Date Fund.

Units in the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds are not “redeemable securities” within the meaning of the Investment Company Act because the holder does not have an entitlement to receive approximately the holder’s proportionate share of the Collective Trust’s current net assets or the cash equivalent thereof (or the current net assets or cash equivalent thereof of any Investment Option) upon presentation of the Units to the Collective Trust. However, each Unit entitles its holder to exercise investment rights that are substantially similar to the rights of holders of “redeemable securities” issued by a mutual fund. Units in each Fund, in each portfolio of the Structured Portfolio Service and in each Retirement Date Fund may be liquidated on each Business Day (subject to applicable restrictions under the terms of the Program) for cash equal to the per Unit net asset value of the Fund, the portfolio in the Structured Portfolio Service or the Retirement Date Fund, as applicable. In addition, transfers may be made among the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds based on the relevant per Unit net asset values.

References in this Report to “Business Day” mean any day that the New York Stock Exchange is open for trading.

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

Strategy. The Stable Asset Return Fund invests primarily in investment contracts and high-quality short-term instruments through the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust, a collective investment fund maintained by State Street Bank, which in turn invests the high-quality short-term instruments portion of its assets in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund, a collective investment fund maintained by State Street Bank. The Fund invests in obligations of the United States government and its agencies and instrumentalities (referred to as “U.S. Government Obligations”) and in other high quality instruments, including notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers’ acceptances, supranational and sovereign debt obligations (including obligations of foreign government sub-divisions), asset-backed securities, master notes, promissory notes, funding agreements, variable and indexed interest notes and repurchase agreements (collectively, “Short-Term Investment Products”). The Stable Asset Return Fund may invest in U.S. Government Obligations and Short-Term Investment Products so long as the average weighted days to maturity of all such investments does not exceed 120 days. The Fund also invests in investment contracts, including “Synthetic GICs” issued by insurance companies, banks or other financial institutions. Synthetic GICs are arrangements comprised of an investment in one or more underlying securities and a contract issued by an insurance company, bank or other financial institution that provides for the return of principal and an agreed upon rate of interest for purposes of permitting the contract to be benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests by Program participants and beneficiaries). The underlying securities of Synthetic GICs generally consist of fixed income debt instruments. The average weighted maturity of the Fund’s Short-Term Investment Products and investment contracts may not exceed 2.25 years. As of December 31, 2007, approximately 23% of the Fund’s assets were invested in U.S. Government Obligations and Short-Term Investment Products and 77% of the Fund’s assets were invested in investment contracts. As of December 31, 2007, the duration of the Stable Asset Return Fund was 2.08 years. The Fund’s portfolio is structured to provide cash flow to assist liquidity management and to mitigate interest rate volatility while seeking to maximize rate of return.

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

The Stable Asset Return Fund is permitted to invest in asset-backed securities (including collateralized mortgage obligations (known as “CMOs”) and other derivative mortgage-backed securities), subject to the rating and quality requirements specified for the Fund. Asset-backed securities are issued by trusts and special purpose entities that securitize various types of assets, such as automobile and credit card receivables. Asset-backed securities may involve credit risks resulting primarily from the fact that asset-backed securities are issued by trusts or special purpose entities with no other assets and do not usually have the benefit of a complete security interest in the securitized assets. For example, credit card receivables generally are unsecured and the debtors are entitled to the protection of a number of state and Federal consumer credit laws, some of which may reduce the ability to obtain full payment. CMO residuals and other mortgage-related securities may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on the Fund’s yield to maturity from these securities. Moreover, the Fund is dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest, and other materials prepared by others. There may be limitations on the quality of such information, data, publications, research and ratings, and the Fund’s Advisor generally does not independently verify any of the same. For instance, certain asset backed securities such as sub-prime CMOs and securities backed by bond insurance that initially received relatively high credit ratings were, in connection with the 2007 credit markets turbulence, subsequently significantly downgraded as the investment community came to realize that there were previously unanticipated risks associated with such securities. There is a risk of loss associated with securities even if initially perceived by the investment community as of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that are often highly complex.

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

Mortgage-related securities include securities that directly or indirectly represent a participation in, or are secured by and payable from, mortgage loans on real property, such as collateralized mortgage obligation residuals or stripped mortgage-backed securities, and may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest-only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on an investor’s yield to maturity from these securities. Early repayment of principal on some mortgage-related securities (arising from prepayments of principal due to the sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred) may expose the Fund to a lower rate of return upon reinvestment of principal. Moreover, the Fund is dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest, and other materials prepared by others. There may be limitations on the quality of such information, data, publications, research and ratings, and the Fund’s Advisor generally does not independently verify any of the same. For instance, certain asset backed securities such as sub-prime CMOs and securities backed by bond insurance that initially received relatively high credit ratings were, in connection with the 2007 credit markets turbulence, subsequently significantly downgraded as the investment community came to realize that there were previously unanticipated risks associated with such securities. There is a risk of loss associated with securities even if initially perceived by the investment community as of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that are often highly complex.

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

Political and economic structures in many emerging market countries may be undergoing significant evolution and rapid development, and such countries may lack the social, political and economic stability characteristic of more developed countries. Governments in many emerging market countries participate to a significant degree in the countries’ economics and securities markets. As a result, the risks of investing in the securities of foreign issuers generally, including the risks of nationalization or expropriation, may be heightened. The small size and inexperience of the securities markets, and a more limited volume of trading in securities, in certain of these countries may also make the Fund’s investments in securities of issuers located in such countries illiquid and more volatile than investments in more developed countries, and the Fund may be required to establish special custody or other arrangements before making certain investments in these countries. There may be little financial or accounting information available with respect to issuers located in certain of such countries, and it may be difficult as a result to assess the value or prospects of an investment in such issuers. Emerging markets often have provided significantly higher or lower rates of return than developed markets, and significantly greater risks, to investors.

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Intermediate Bond Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 489% for the twelve months ended December 31, 2007 and 389% for the twelve months ended December 31, 2006. The Fund’s portfolio turnover includes trades such as TBA rolls, futures transactions, buys/sells of commercial paper, and reverse repurchase agreements. The Fund believes that it is important to have the ability to seek higher returns using a diverse array of strategies and instruments, particularly in the highly sophisticated global market. Some of these strategies and instruments, particularly mortgages and derivatives, by their very nature necessitate a relatively high number of trades and trade entries.

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

PIMCO is an investment management company founded in 1971. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission. Its principal place of business is 840 Newport Center Drive, Suite 100, Newport Beach, CA 92660. PIMCO, a Delaware limited liability company, is a majority-owned subsidiary of Allianz Global Investors L.P. (“AllianzGI LP”). Allianz AG (“Allianz”) is the indirect majority owner of AllianzGI LP. Allianz is a European-based, multinational insurance and financial services holding company. Pacific Life Insurance Company holds an indirect minority interest in AllianzGI LP. PIMCO had approximately $746 billion in assets under management as of December 31, 2007.

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

Fixed-income securities also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess more risk of failure of timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Balanced Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 24% for the twelve months ended December 31, 2007 and 18% for the twelve months ended December 31, 2006.

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

Capital Guardian, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non-depository trust company incorporated in 1968. Capital Guardian is a registered investment advisor with the Securities and Exchange Commission. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of high-net worth individuals. As of December 31, 2007, it had approximately $144.2 billion in assets under its management.

Advisor to the Intermediate Bond Fund, through which the debt portion of the Balanced Fund is invested, PIMCO is an investment management company founded in 1971. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission. Its principal place of business is 840 Newport Center Drive, Suite 100, Newport Beach, CA 92660. PIMCO, a Delaware limited liability company, is a majority-owned subsidiary of Allianz Global Investors L.P. (“AllianzGI LP”). Allianz AG (“Allianz”) is the indirect majority owner of AllianzGI LP. Allianz is a European-based, multinational insurance and financial services holding company. Pacific Life Insurance Company holds an indirect minority interest in AllianzGI LP. PIMCO had approximately $746 billion in assets under management as of December 31, 2007.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Value Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 22% for the twelve months ended December 31, 2007 and 19% for the twelve months ended December 31, 2006. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of shares of the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, the collective investment fund through which the indexed portion of the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund was 28% for the twelve months ended December 31, 2007 and 30% for the twelve months ended December 31, 2006. The portfolio turnover of the actively managed portion of the Large-Cap Value Equity Fund was 27% for the twelve months ended December 31, 2007 and 22% for the twelve months ended December 31, 2006.

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

AllianceBernstein is a registered investment advisor founded in 1962. Investment management recommendations for the Large-Cap Value Equity Fund are made by the investment professionals of AllianceBernstein’s Bernstein Investment Research and Management Unit (“Bernstein”). Bernstein, located at 1345 Avenue of the Americas, New York, New York 10105, carries on the former investment research and management business of Sanford C. Bernstein & Co., Inc., a registered investment advisor and broker-dealer acquired by AllianceBernstein in October 2000 that managed value oriented investment portfolios from 1967 until its acquisition by AllianceBernstein. AllianceBernstein is a leading global investment advisor supervising client accounts with assets as of December 31, 2007 totaling approximately $800 billion.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Growth Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 43% for the twelve months ended December 31, 2007 and 53% for the twelve months ended December 31, 2006. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of units of the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, the collective investment fund maintained by State Street Bank through which this portion of the Fund has invested since December 15, 2002, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund was 42% for the twelve months ended December 31, 2007 and 35% for the twelve months ended December 31, 2006. The portfolio turnover of the actively managed portions of the Large-Cap Growth Equity Fund was 63% for the twelve months ended December 31, 2007 and 76% for the twelve months ended December 31, 2006.

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

Capital Guardian, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non-depository trust company incorporated in 1968. Capital Guardian is a registered investment advisor with the Securities and Exchange Commission. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of high-net worth individuals. As of December 31, 2007, it had approximately $144.2 billion in assets under its management.

T. Rowe Price is a Maryland corporation located at 100 East Pratt Street, Baltimore, Maryland 21202. T. Rowe Price is a wholly-owned subsidiary of T. Rowe Price Group, Inc., a publicly traded financial services holding company. Founded in 1937, the firm has been in the investment management business for over 69 years and provides investment management services to individual and institutional investor accounts, including the T. Rowe Price family of mutual funds. Together with its affiliated entities, T. Rowe Price had approximately $340.6 billion in assets under management as of December 31, 2007.

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

Strategy. The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in all of the common stocks included in the Russell 3000 Index with the possible exception of the companies in the Russell 3000 Index with the smallest capitalization. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 2007, the largest company had a market capitalization of approximately $528 billion and the smallest company had a market capitalization of approximately $27 million. The Russell 3000 Index is reconstituted annually on June 30 based on index methodology and market capitalization rankings as of the preceding May 31. Frank Russell & Company, which sponsors the Russell 3000 Index, does not sponsor the Index Equity Fund, and is not affiliated in any way with the Index Equity Fund or with State Street. Deviation of the Fund’s performance from the performance of the Russell 3000 Index (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Index Equity Fund, as well as from the expenses borne by the Index Equity Fund. Such purchases and redemptions may necessitate the purchase and sale of securities by the Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Index Equity Fund, changes made in the securities included in the Russell 3000 Index or the manner in which the performance of the Russell 3000 Index is calculated.

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

Portfolio Turnover. Ordinarily, an index fund will sell securities only to reflect changes in the index in which it invests or to accommodate cash flows into and out of the fund. Portfolio turnover of the Index Equity Fund was 6% for the twelve months ended December 31, 2007 and 6% for the twelve months ended December 31, 2006. This turnover reflects purchases and sales by the Fund of shares of the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund was 24% for the twelve months ended December 31, 2007 and 21% for the twelve months ended December 31, 2006.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Value Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 50%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 50%. Portfolio turnover was 63% for the twelve months ended December 31, 2007 and 131% for the twelve months ended December 31, 2006.

Investment Advisor. State Street has retained Wellington Management Company, LLP (“Wellington Management”) to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Value Equity Fund.

Wellington Management traces its roots to 1928 and focuses its resources on managing investments for institutional clients. It employs a broad range of investment approaches that cover the major asset classes and a multitude of currencies. Wellington Management is an independent, private partnership, with eleven offices around the world. Its principal place of business is 75 State Street, Boston, Massachusetts 02109. As of December 31, 2007, Wellington Management had approximately $588 billion of client assets under management.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Growth Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 200%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 200%. Portfolio turnover was 138% for the twelve months ended December 31, 2007 and 160% for the twelve months ended December 31, 2006.

Investment Advisor. State Street has retained Turner Investment Partners, Inc. to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Growth Equity Fund.

Turner Investment Partners, Inc. was founded in 1990 and is 100% employee owned. Its principal place of business is 1250 Westlakes Drive, Suite 100, Berwyn, Pennsylvania 19312. Turner Investment Partners provides investment management to institutional tax exempt and taxable investors, mutual funds, and individual investors. As of December 31, 2007, Turner Investment Partners had discretionary management authority with respect to approximately $29.1 billion of assets.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover of the Small-Cap Equity Fund may be high. Although it is not expected to exceed 75% per year on average, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 75%. The possibility of high turnover reflects, in part, the volatility of the securities in which the Fund invests and the probability that the circumstances prompting investment in some companies may change more rapidly than in the case of larger, more diversified companies. Portfolio turnover was 100% for the twelve months ended December 31, 2007 and 79% for the twelve months ended December 31, 2006. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of units of the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, the collective investment fund maintained by State Street Bank through which this portion of the Fund has invested since July 1, 2005, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund was 32% for the twelve months ended December 31, 2007 and 45% for the twelve months ended December 31, 2006. The portfolio turnover of the actively managed portions of the Small-Cap Equity Fund was 88% for the twelve months ended December 31, 2007 and 80% for the twelve months ended December 31, 2006.

Investment Advisors. State Street has retained Wellington Management and Smith Asset Management Group, L.P. (“Smith Group”), to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Small-Cap Equity Fund.

State Street determines the percentage of the assets in the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, the assets of the Small-Cap Equity Fund will be allocated into three portions, two of which are actively managed with the advice of, respectively, Wellington Management and Smith Group. The third portion consists of the remainder of the Small-Cap Equity Fund’s assets and is invested to replicate the Russell 2000 Index. State Street Bank manages the indexed portion of the Small-Cap Equity Fund’s assets through its investment in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a collective investment fund maintained by State Street Bank. State Street may, in the future at its discretion and subject to consultation with ARF, employ an investment advisor to provide investment advice with respect to the indexed portion of the Fund’s assets. As of December 31, 2007, the portion invested with the advice of Wellington Management consisted of approximately $153 million; the portion invested with the advice of Smith Group consisted of approximately $108 million; and the portion invested through the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund consisted of approximately $5 million.

As of December 31, 2007, approximately 57%, 41% and 2% of the assets of the Small-Cap Equity Fund were allocated to, respectively, Wellington Management, Smith Group and the indexed portion of the Small-Cap Equity Fund. Unless altered by State Street, net daily contributions and transfers to the Fund and net daily withdrawals from and transfers out of the Fund will be allocated only to the indexed portion of the Fund, to the extent, in the case of withdrawals and transfers out of the Fund, there are sufficient assets in the indexed portion of the Fund. The portions of the Fund’s assets invested with the advice of Wellington Management and Smith Group are not expected to receive contributions and transfers to or to be the source of withdrawals from and transfers out of the Fund, except to the extent that the assets allocated to the indexed portion of the Fund are insufficient to satisfy anticipated net daily cash flow obligations of the Fund, in which case State Street will reallocate assets invested with the advice of Wellington Management and/or Smith Group to the indexed portion of the Fund to facilitate the Fund meeting such obligations. Over time, the above-described treatment of the Fund’s net daily cash flows may, depending on the respective levels of contributions or transfers to and withdrawals or transfers out of the Fund, alter the respective proportions of the Fund’s assets invested with the advice of Wellington Management or Smith Group or in the indexed portion of the Fund. In addition, dividends, certain expenses and gains and losses attributable to the activities of each portion of the Fund’s assets will be allocated to that portion, and any differences in relative investment performance of the two actively managed portions or the indexed portion of the Fund’s assets will likely change the proportion of total assets of the Fund comprising each portion. Although State Street reserves the right, in its discretion, to reallocate assets in the Fund among the actively managed portions and/or indexed portion of the Fund, State Street does not expect to effect any such reallocations except, as noted above, to the extent necessary to satisfy anticipated net daily cash flow obligations of the Fund. Thus, over time, allocations to the respective portions of the Fund’s assets are likely to differ from those described above.

Wellington Management traces its roots to 1928 and focuses its resources on managing investments for institutional clients. It employs a broad range of investment approaches that cover the major asset classes and a multitude of currencies. Wellington Management is an independent, private partnership, with eleven offices around the world. Its principal place of business is 75 State Street, Boston, Massachusetts 02109. As of December 31, 2007, Wellington Management had approximately $588 billion of client assets under management.

Founded in 1995, Smith Group is a registered investment adviser specializing in equity investment management services. The firm manages assets among a diverse list of clients, which includes foundations, endowments, corporate pensions, public funds, multi-employer plans and high net worth individuals. It seeks attractively valued companies that it believes will generate earnings which exceed investor expectations. Its principal place of business is 100 Crescent Court, Suite 1150, Dallas, Texas 75201. As of December 31, 2007, Smith Group had approximately $6.3 billion of assets under management.

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

The International Equity Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. As of December 31, 2007, the International Equity Fund was invested in securities of issuers domiciled in approximately 30 countries. It may invest in countries throughout the world. Under exceptional economic or market conditions abroad, the International Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under “—Stable Asset Return Fund.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the International Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s overall performance. Although the International Equity Fund generally will hold its investments for an extended period of time, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions, and securities may be purchased and sold without regard to the length of time held when circumstances warrant. Portfolio turnover was 30% for the twelve months ended December 31, 2007 and 30% for the twelve months ended December 31, 2006.

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

JPMAM was founded on December 31, 2000, following the merger of J.P. Morgan & Co. Inc. and The Chase Manhattan Corporation. This followed the acquisition of Robert Fleming Holdings Limited by The Chase Manhattan Corporation in August 2000. In July 2004, JPMorgan Chase & Co. merged with Bank One Corporation. As part of JPMorgan Chase, JPMAM is a global asset management firm providing investment advice to corporations, governments, institutions, endowments, foundations and individuals. The principal place of business of JPMAM is 522 Fifth Avenue, New York, New York 10036. As of December 31, 2007, JPMAM had over $1.193 trillion of assets under management.

PIA is an investment management firm serving primarily corporate, public and endowment/foundation markets. Founded in 2002, PIA, a limited partnership owned by Glenmede Trust Company and Glenmede’s former international investment management team, is focused solely on international equities. PIA’s principal place of business is 1650 Market Street, One Liberty Place, Suite 1400, Philadelphia, Pennsylvania 19103. As of December 31, 2007, PIA had approximately $10.718 billion in assets under its management.

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

•

purchase real estate or mortgages, provided that a Fund may buy shares of real estate investment trusts listed on U.S. stock exchanges, and the International Equity Fund may buy shares of comparable real estate investment vehicles traded on established foreign exchanges, if such purchases are consistent with the investment objective and restrictions set forth in the fund declaration for the Fund;

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

For a discussion of the valuation of Units in the Stable Asset Return Fund, see “—Stable Asset Return Fund—Valuation of Units.”

Transfers. Transfers to and withdrawals from any of the Funds, as well as transfers to and withdrawals from the portfolios of the Structured Portfolio Service, the Self-Managed Brokerage Accounts and the Retirement Date Funds, will be effective on the day instructions are received if such instructions are received on a Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the Investment Options, and special restrictions on transfers in some cases, see “—Transfers Between Investment Options and Withdrawals.” It currently is anticipated that, effective on or about March 28, 2008, the portfolios of the Structured Portfolio Service will be terminated and hence no longer available for transfers.

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

Each Retirement Date Fund has a different initial investment strategy representing different risk and reward characteristics that reflect the remaining time horizon to the most conservative investment mix. The longer the time horizon to the year in which a Retirement Date Fund will reach its most conservative investment mix, the greater is the Retirement Date Fund’s initial risk and potential reward profile. As now constituted, each Retirement Date Fund will reach its most conservative investment mix five years after the target retirement date. The target retirement date for each Retirement Date Fund, other than the Lifetime Income Retirement Date Fund, is the year specified in the Retirement Date Fund’s name.

The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who have reached or are beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income. The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for maximum growth potential. There can be no assurance that any Retirement Date Fund will achieve its investment objective.

Effective May 1, 2007, the Retirement Date Funds implemented a number of changes, including (i) a deferral of the year in which each Retirement Date Fund (other than the Lifetime Income Retirement Date Fund) will reach its most conservative investment mix until five years after the target retirement date, and (ii) changes in certain of the asset classes to which the Retirement Date Funds maintain exposure and the weightings of exposures to asset classes at various time horizons to most conservative investment mix. For instance, aggregate exposure to equity asset classes generally increased at any given time horizon.

Strategy. The Retirement Date Funds generally seek to replicate the total return of respective composite benchmarks, in percentages determined from time to time with respect to each Retirement Date Fund. Since May 1, 2007, the composite benchmarks for the Retirement Date Funds have included the Ryan Labs Three Year GIC Index, Lehman Brothers Aggregate Bond Index, Lehman Brothers Long U.S. Government Bond Index, Lehman Brothers Global Real: U.S. Treasury Inflation Protected Securities (“U.S. TIPS”) Index, Standard & Poor’s 500® Index, Standard & Poor’s MidCap® Index, Russell 2000® Index and Morgan Stanley Capital International All-Country World Ex-U.S. Free (“MSCI ACWI ex-USA”) Index. The Retirement Date Funds also seek to maintain a level of volatility (measured as standard deviation of returns) that approximates that of their respective composite benchmarks.

Exposure to equity and fixed income asset classes is obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank. These funds include, in the case of some or all of the Retirement Date Funds and in varying allocations, the following collective investment funds maintained by State Street Bank:

•	S&P 500® Flagship Securities Lending Fund (“S&P 500 Index Fund”);

•	Daily MSCI ACWI ex-USA Index Fund (“MSCI ACWI ex-US Index Fund”);

•	S&P MidCap® Index Securities Lending Fund (“S&P MidCap Index Fund”);

•	Russell 2000® Index Securities Lending Fund (“Russell 2000 Index Fund”);

•	Long U.S. Government Index Securities Lending Fund (“Lehman Long Government Bond Fund”);

•	Passive Bond Market Index Securities Lending Series Fund (“Lehman Aggregate Index Fund”);

•	U.S. Treasury Inflation Protected Securities Lending Series Fund (“TIPS Fund”); and

•	Principal Accumulation Return Fund (“Principal Accumulation Fund”).

These collective investment funds, in addition to their specified equity, fixed income and/or cash-equivalent investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, CMO and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances. For the purpose of achieving income, each of these collective investment funds that includes the words “Lending Fund” in its name may lend a portion of its portfolio securities to brokers, dealers and other financial institutions, subject to the same limitations, and on the same terms, as are applicable to securities lending by the Funds as described in “—Certain Information with Respect to the Funds—Loans of Portfolio Securities.”

The Lifetime Income Retirement Date Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and stable value or cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Lifetime Income Retirement Date Fund is the most conservative strategy within the Retirement Date Funds. The Lifetime Income Retirement Date Fund is designed for investors who are past retirement age or otherwise are past initial withdrawal of substantial portions of their investments. Funds in the Lifetime Income Retirement Date Fund will be allocated in 2008 as follows:

Equity		35.0%
S&P 500 Index Fund	26.0%
MSCI ACWI ex-US Index Fund	4.0
S&P MidCap Index Fund	3.0
Russell 2000 Index Fund	2.0

Fixed Income		65.0%
Lehman Aggregate Index Fund	25.0%
TIPS Fund	20.0
Principal Accumulation Fund	20.0

The 2010 Retirement Date Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and stable value or cash-equivalent investments, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as annually, the 2010 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2015, the year that is five years after the 2010 target retirement date. Over time, the stock allocation decreases and the bond and stable value allocations increase. By the year 2015, the 2010 Retirement Date Fund will be (and will remain) invested in its most conservative mix of stable value, bond and stock investments, comparable to that of the Lifetime Income Retirement Date Fund.

Funds in the 2010 Retirement Date Fund will be allocated in 2008 as follows:

Equity		52.5%
S&P 500 Index Fund	35.0%
MSCI ACWI ex-US Index Fund	10.0
S&P MidCap Index Fund	4.5
Russell 2000 Index Fund	3.0

Fixed Income		47.5%
Lehman Long Government Bond Fund	20.0%
Lehman Aggregate Index Fund	20.0
TIPS Fund	7.5
Principal Accumulation Fund	0.0

The 2020 Retirement Date Fund invests in a combination of U.S. stocks, non-U.S. stocks and bonds, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as annually, the 2020 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2025, the year that is five years after the 2020 target retirement date. Over time, the stock allocation decreases and bond and stable value allocations increase. By the year 2025, the 2020 Retirement Date Fund will be (and will remain) invested in its most conservative mix of stable value, bond and stock investments, comparable to that of the Lifetime Income Retirement Date Fund.

Funds in the 2020 Retirement Date Fund will be allocated in 2008 as follows:

Equity		72.5%
S&P 500 Index Fund	42.5%
MSCI ACWI ex-US Index Fund	17.5
S&P MidCap Index Fund	6.8
Russell 2000 Index Fund	5.8

Fixed Income		27.5%
Lehman Long Government Index Fund	20.0%
Lehman Aggregate Index Fund	5.0
TIPS Fund	2.5
Principal Accumulation Fund	0.0

The 2030 Retirement Date Fund invests in a combination of U.S. stocks, non-U.S. stocks and bonds, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as annually, the 2030 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2035, the year that is five years after the 2030 target retirement date. Over time, the stock allocation decreases and the bond and stable value allocations increase. By the year 2035, the 2030 Retirement Date Fund will be (and will remain) invested in its most conservative mix of stable value, bond and stock investments, comparable to that of the Lifetime Income Retirement Date Fund.

Funds in the 2030 Retirement Date Fund will be allocated in 2008 as follows:

Equity		85.0%
S&P 500 Index Fund	45.0%
MSCI ACWI ex-US Index Fund	22.5
S&P MidCap Index Fund	8.8
Russell 2000 Index Fund	8.8

Fixed Income		15.0%
Lehman Long Government Bond Fund	15.0%
Lehman Aggregate Index Fund	0.0
TIPS Fund	0.0
Principal Accumulation Fund	0.0

The 2040 Retirement Date Fund invests in a combination of U.S. stocks, non-U.S. stocks and bonds, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as annually, the 2040 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2045, the year that is five years after the 2040 target retirement date. Over time, the stock allocation decreases and the bond and stable value allocations increase. By the year 2045, the 2040 Retirement Date Fund will be (and will remain) invested in its most conservative mix of stable value, bond and stock investments, comparable to that of the Lifetime Income Retirement Date Fund.

Funds in the 2040 Retirement Date Fund will be allocated in 2008 as follows:

Equity		90.0%
S&P 500 Index Fund	45.0%
MSCI ACWI ex-US Index Fund	25.0
S&P MidCap Index Fund	10.0
Russell 2000 Index Fund	10.0

Fixed Income		10.0%
Lehman Long Government Bond Fund	10.0%
Lehman Aggregate Index Fund	0.0
TIPS Fund	0.0
Principal Accumulation Fund	0.0

Allocations of the funds underlying the Retirement Date Funds are readjusted by State Street Bank on a quarterly basis to maintain, during the applicable annual period prior to rebalancing to a more conservative strategy, the percentage allocations applicable for the particular period.

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

The Retirement Date Funds, to the extent invested in longer-term fixed income securities, are subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Retirement Date Funds. A change in the level of interest rates will tend to cause the net asset value per Unit of the Retirement Date Fund to change. If such interest rate changes are sustained over time, the yield of the Retirement Date Funds will fluctuate accordingly.

The Retirement Date Funds are also subject to interest rate risk to the extent invested in U.S. TIPS. Generally, when interest rates rise, the value of inflation-indexed securities will fall, although not necessarily as significantly as other longer-term bonds. U.S. TIPS are also subject to deflation risk. Deflation risk is the possibility that prices throughout the economy decline over time—the opposite of inflation. If inflation is negative, the principal and income of an inflation-protected bond will decline and could result in losses. The greatest risk for Retirement Date Funds investing in U.S. TIPS occurs when interest rates rise and inflation declines.

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

Credit rating agencies assess the quality of a variety of fixed-income securities and assign ratings to those securities. There may be limitations on the quality of such ratings. For instance, certain asset backed securities such as sub-prime CMOs and securities backed by bond insurance that initially received relatively high ratings were, in connection with the 2007 credit markets turbulence, subsequently significantly downgraded as the investment community came to realize that there were previously unanticipated risks associated with such securities. There is a risk of loss associated with securities even if initially perceived by the investment community as of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that are often highly complex.

To the extent invested in emerging markets equity securities, the Retirement Date Funds will be subject to the special risks associated with investing in these securities. See “—International Equity Fund—Risk Factors.”

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

Portfolio turnover of the Retirement Date Funds for the twelve months ended December 31, 2007 was 21% for the Lifetime Income Retirement Date Fund, 18% for the 2010 Retirement Date Fund, 20% for the 2020 Retirement Date Fund, 7% for the 2030 Retirement Date Fund and 14% for the 2040 Retirement Date Fund.

Portfolio turnover of the Retirement Date Funds from inception through December 31, 2006 was 72% for the Lifetime Income Retirement Date Fund, 21% for the 2010 Retirement Date Fund, 16% for the 2020 Retirement Date Fund, 6% for the 2030 Retirement Date Fund and 8% for the 2040 Retirement Date Fund.

Investment Advisor. State Street Bank manages each of the Retirement Date Funds. For its services, State Street Bank receives a fee payable from each Retirement Date Fund’s assets at an annual rate of 0.10% of the total assets of such Retirement Date Fund. The assets of the Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund and 2040 Retirement Date Fund are invested through, respectively, the SSgA Target Retirement Income Securities Lending Series Fund, the SSgA Target Retirement 2010 Securities Lending Series Fund, the SSgA Target Retirement 2020 Securities Lending Series Fund, the SSgA Target Retirement 2030 Securities Lending Series Fund and the SSgA Target Retirement 2040 Securities Lending Series Fund, each of which is a collective investment fund maintained by State Street Bank under the State Street Bank and Trust Company Investment Funds for Tax Exempt Retirement Plans. In the future State Street may employ other investment advisors for the Retirement Date Funds, at its discretion and subject to consultation with ARF.

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

Liquidity and Transfers. Transfers to or withdrawals from any of the three portfolios may be made on any Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the Investment Options, and special restrictions on transfers in some cases, see “—Transfers Between Investment Options and Withdrawals.” It currently is anticipated that, effective on or about March 28, 2008, the portfolios of the Structured Portfolio Service will be terminated and hence no longer available for transfers.

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

Expected Termination of Structured Portfolio Service. It is anticipated that the portfolios of the Structured Portfolio Service will be terminated on or about March 28, 2008. Any assets not subject to a valid direction to be transferred to another Investment Option and hence remaining in the portfolios of the Structured Portfolio Service as of the date of their termination will be transferred to the Funds underlying the portfolios of the Structured Portfolio Service in accordance with such Funds’ respective weightings in such portfolios. The portfolios of the Structured Portfolio Service currently are rebalanced as of the end of each month. After the termination of such portfolios, no further rebalancing will occur. Any elections to invest contributions in any of the portfolios of the Structured Portfolio Service which have not been amended or revoked by a Participant by March 20, 2008 will be allocated to such Fund or Retirement Date Fund as is designated by the Participant’s Employer as its default option in the adoption agreement pursuant to which such Employer adopted the Program or any amendment thereto.

SELF-MANAGED BROKERAGE ACCOUNTS

Self-Managed Brokerage Accounts are not included in the Collective Trust and are not registered under the Securities Act. They are described in this Report for information purposes only.

As an additional Investment Option under the Program, State Street Bank makes available a Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available for all plans unless the Employer elects not to make it available for its plan. State Street and State Street Bank permit an Investor (as defined in “—Contributions and Investment Selection”) whose plan includes the Self-Managed Brokerage Account as an Investment Option to authorize, at the Investor’s own cost, a third party “investment manager,” as defined in Section 3(38) of ERISA, to trade that Investor’s Self-Managed Brokerage Account. Contributions may not be allocated directly to the Self-Managed Brokerage Account, but must first be allocated to one or more of the other available Investment Options and then transferred to the Self-Managed Brokerage Account. Assets in a Self-Managed Brokerage Account may be invested in publicly traded debt and equity securities and mutual funds. Some types of investments, such as options, futures, commodities, foreign securities (other than American Depositary Receipts), initial public offerings (“IPOs”), bulletin board stocks, privately traded limited partnerships, commercial paper, bank investments and insurance investments, cannot be made in a Self-Managed Brokerage Account. Margin trading and short selling are not permitted in Self-Managed Brokerage Accounts. For more information regarding the Self-Managed Brokerage Account, please call (800) 348-2272.

The Self-Managed Brokerage Account generally is funded, in accordance with Program rules established by State Street Bank, through a “Base Plan,” which is defined as all Investment Options, but excluding the Self- Managed Brokerage Account. To establish a Self-Managed Brokerage Account, an Investor must transfer initially a minimum of $2,500 from the Investor’s Base Plan to the Self-Managed Brokerage Account, provided that the Investor must at all times maintain in the Investor’s Base Plan the greater of $1,000 and 5% of the Investor’s entire account balance (including, for purposes of the 5% calculation, the assets in the participant’s Self-Managed Brokerage Account). After the initial transfer, an Investor may make transfers of not less than $500 from the Base Plan to the Self-Managed Brokerage Account. No transfer from the Base Plan will be permitted to the extent that such transfer would cause the Investor’s Base Plan to fall below the required minimum.

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

CONTRIBUTIONS AND INVESTMENT SELECTION

Contributions

The person or entity responsible for allocating the assets of a plan among the Investment Options (the “Investor”) may be either the Participant, the Employer or the plan trustee depending on the terms of the plan.

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

Any elections to invest contributions in any of the portfolios of the Structured Portfolio Service which have not been amended or revoked by a Participant by March 20, 2008 will be allocated to such Fund or Retirement Date Fund as is designated by the Participant’s Employer as its default option in the adoption agreement pursuant to which such Employer adopted the Program or any amendment thereto.

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

State Street reserves the right to suspend withdrawals from or transfers to any Fund, any portfolio of the Structured Portfolio Service, any Retirement Date Fund or a Self-Managed Brokerage Account at any time during which any market or stock exchange on which a significant portion of the investments of a Fund, a portfolio of the Structured Portfolio Service, a Retirement Date Fund or a Self-Managed Brokerage Account are quoted is closed or during which dealings thereon are restricted or suspended. In addition, State Street reserves the right to suspend withdrawals or transfers to or from any Fund (including indirect withdrawals or transfers by means of withdrawals or transfers to or from any portfolio of the Structured Portfolio Service) or any Retirement Date Fund at any time during which (a) there exists any state of affairs which, in the reasonable opinion of State Street, constitutes an emergency as a result of which disposition of the assets of a Fund or Retirement Date Fund would not be reasonably practicable or would be seriously prejudicial to the holders of Units of a Fund, a portfolio or Retirement Date Fund, (b) there has been a breakdown in the means of communication normally employed in determining the price or value of any of the investments of a Fund, a portfolio or Retirement Date Fund, or of current prices on any stock exchange on which a significant portion of the direct or indirect investments of such Fund, portfolio or Retirement Date Fund are quoted, or when for any reason the prices or values of any investments owned by such Fund cannot reasonably be promptly and accurately ascertained, or (c) the transfer of funds involved in the realization or acquisition of any investment cannot, in the reasonable opinion of State Street, be effected at normal rates of exchange. In addition, transfers and withdrawals from the Stable Asset Return Fund may be suspended or limited temporarily if the amount of liquid assets in the Stable Asset Return Fund is insufficient to satisfy all withdrawal or transfer requests.

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

Withdrawals. Withdrawals from the Funds and the Retirement Date Funds are made at such time and in such manner as is prescribed by the various plans which participate in the Program.

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

The fees for the Online Advisor Service are included in the program expense fee payable to State Street Bank. Because the program expense fee is charged against the Unit values of the Funds and the Retirement Date Funds, all Participants investing in the Funds and the Retirement Date Funds effectively bear the cost of the Online Advisor Service, regardless of whether they actually use the service. See “—Deductions and Fees.”

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

Under the American Bar Association Members Retirement Plan, an Eligible Employer may adopt a SIMPLE 401(k) plan, a profit sharing plan, a money purchase pension plan or a target benefit plan. The Internal Revenue Service has issued an opinion letter dated November 30, 2001 stating that the available forms of the ABA Members Plans are qualified under section 401(a) of the Internal Revenue Code for use by employers for the benefit of their employees. Since then there have been several amendments to the American Bar Association’s Members Retirement Plan. The American Bar Association Members Retirement Plan, as amended, has been submitted to the Internal Revenue Service for a determination that it continues to qualify under section 401(a) of the Internal Revenue Code.

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

STATE STREET AND STATE STREET BANK

State Street is a wholly-owned subsidiary of State Street Bank which, in turn, is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a bank holding company registered with the Federal Reserve Board pursuant to the Federal Bank Holding Company Act of 1956, as amended. State Street Corporation operates as a financial holding company pursuant to the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations. Effective as of December 1, 2004, State Street was substituted for State Street Bank as trustee of the Collective Trust. State Street was formed as a New Hampshire non-depository trust company as a result of a conversion of the charter of State Street Bank and Trust Company of New Hampshire, N.A. (the “National Bank”) on October 25, 2004. As part of the conversion, State Street succeeded to the assets and liabilities of the National Bank and performs the operations previously performed by the National Bank and those relating to service as trustee of the Collective Trust. State Street’s principal office is located at 20 Trafalgar Square, Suite 449, Nashua, New Hampshire 03063.

State Street Bank is a Massachusetts trust company and, as of December 31, 2007, had a total risk-based capital ratio of 12.7%, which is in excess of applicable regulatory minimum requirements. State Street Corporation is a leading specialist in meeting the needs of institutional investors worldwide. State Street’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2007, State Street Bank and its affiliates on a consolidated basis had approximately $15.3 trillion of assets under custody and had approximately $1.98 trillion of assets under management. State Street Bank and its affiliates on a consolidated basis is the largest provider of mutual fund custody and accounting services in the United States. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

State Street Bank has entered into a master services agreement with State Street pursuant to which State Street Bank provides custodial, participant recordkeeping and related services with respect to the Collective Trust and the Funds. State Street Bank serves as trustee of the Retirement Trust and the Pooled Trust and operates and administers the portfolios of the Structured Portfolio Service and the Retirement Date Funds and makes available the Self-Managed Brokerage Account option as described in this Report.

ABA RETIREMENT FUNDS

As sponsor of the Program, ARF is responsible for the design of the Program, the maintenance of the American Bar Association Members Defined Benefit Plan, the American Bar Association Members Retirement Plan, the Retirement Trust and the Pooled Trust, and the designation of Investment Options to be made available under the Program. ARF has engaged State Street Bank to provide administrative, communications and investment services and to make the Investment Options available under the Program. Under the current agreement between ARF and State Street Bank which went into effect January 1, 2003, as amended, ARF can terminate this agreement with State Street Bank upon six months’ advance written notice, and State Street Bank can terminate this agreement at the end of any quarter after December 31, 2008 upon 12 months’ advance written notice. As discussed above, ARF amended such agreement to permit State Street Bank to substitute a wholly-owned subsidiary of State Street Bank as trustee of the Collective Trust, effective as of December 1, 2004, and as permitted by such amendment State Street became the trustee of the Collective Trust on such date.

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

For the year ended December 31, 2007, the program expense fee payable to State Street Bank was $13,487,353.

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

The program expense fee paid to ARF for the year ended December 31, 2007 was $1,739,368.

Trust, Management and Administration Fees

A fee is paid to State Street Bank for its management, administration and custody of the assets in the Investment Options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the assets of the Funds and the Retirement Date Funds. The trust, management and administration fees attributable to the Funds held by the Structured Portfolio Service are also accrued and paid from the Funds, and such fees attributable to the portion of the Balanced Fund invested in the Intermediate Bond Fund are accrued and paid from the Intermediate Bond Fund, not from such portion of the Balanced Fund. This fee is payable at the following annual rates on the following aggregate values of assets:

Aggregate Value of Assets in Stable Asset Return,

Intermediate Bond, Balanced, Large-Cap Value Equity,

Large-Cap Growth Equity, Index Equity,

Mid-Cap Value Equity, Mid-Cap Growth Equity, Small-Cap Equity and

International Equity Funds and Retirement Date Funds

Rate
First $1.0 billion	.217%
Next $1.8 billion	.067
Over $2.8 billion	.029

The fee paid to State Street Bank for trust, management, administration and custody services for the year ended December 31, 2007 was $3,790,632.

Retirement Date Funds Fee

A fee is also paid to State Street Bank for its management of the assets in the Retirement Date Funds. This fee is at the annual rate of .10% of the assets of the Retirement Date Funds and is accrued on a daily basis and paid monthly from the assets of the respective Retirement Date Funds. The fee paid to State Street Bank for Retirement Date Fund management for the year ended December 31, 2007 was $127,724.

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

Value of Assets in Large-Cap Value Equity Fund Allocated to AllianceBernstein L.P.	Rate
First $10 million	.50%
Next $10 million	.40
Next $30 million	.35
Next $50 million	.30
Next $50 million	.25
Next $50 million	.225
Next $50 million	.20
Next $50 million	.175
Over $300 million	.15

Value of Assets in Balanced Fund and Large-Cap Growth Equity Fund Allocated to Capital Guardian Trust Company(1)	Rate
First $20 million	.50%
Next $30 million	.35
Over $50 million	.225

(1)	Investment Advisor fees payable to Capital Guardian Trust Company are subject to fee reductions estimated to be 5% of the aggregate Investment Advisor fees payable to Capital Guardian Trust Company assuming the aggregate value of assets allocated to Capital Guardian Trust Company exceeds approximately $515 million.

Value of Assets in International Equity Fund Allocated to JPMorgan Asset Management (UK) Limited	Rate
First $50 million	.75%
Next $50 million	.65
Over $100 million	.45

Value of Assets in Intermediate Bond Fund(2) Allocated to Pacific Investment Management Company LLC	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

(2)	The assets of the debt portion of the Balanced Fund are invested in the Intermediate Bond Fund. Pacific Investment Management Company LLC receives an Investment Advisor fee according to this fee schedule and based on the aggregate value of all assets allocated to the Intermediate Bond Fund, including those so allocated through the debt portion of the Balanced Fund.

Value of Assets in International Equity Fund Allocated to Philadelphia International Advisors, LP	Rate
First $5 million	.75%
Next $10 million	.55
Over $15 million	.45

Value of Assets in Small-Cap Equity Fund Allocated to Smith Asset Management Group, L.P.	Rate
First $50 million	.85%
Next $50 million	.65
Over $100 million	.45

Value of Assets in Large-Cap Growth Equity Fund Allocated to T. Rowe Price Associates, Inc.	Rate
All assets (assuming all assets are in excess of $200 million)(3)	.35%

(3)	The Investment Advisor fee payable to T. Rowe Price for the portion of the Large-Cap Growth Equity Fund for which it serves as Investment Advisor is at an annual rate of .35% of the value of the assets of such Fund allocated to T. Rowe Price, so long as the value of such assets remains above $200 million (as of December 31, 2007, the value of such assets was $264 million). Should the value of the assets in the Large-Cap Growth Equity Fund allocated to T. Rowe Price fall to or below $200 million but remain above $100 million, the Investment Advisor fee payable to T. Rowe Price will change to an annual rate of .40% of such value, and should the value of such assets fall to or below $100 million, the Investment Advisor fee will change to an annual rate of .50% of the first $50 million of such value and .45% of such value in excess of $50 million (subject possibly to certain transitional credits in favor of the Large-Cap Growth Equity Fund as asset levels in the portion of such Fund allocated to T. Rowe Price approach the relevant breakpoints).

Value of Assets in Mid-Cap Growth Equity Fund Allocated to Turner Investment Partners	Rate
First $50 million	.65%
Next $50 million	.60
Over $100 million	.55

Value of Assets in Mid-Cap Value Equity Fund Allocated to Wellington Management Company, LLP	Rate
First $25 million	.75%
Next $25 million	.65
Over $50 million	.55

Value of Assets in Small-Cap Equity Fund Allocated to Wellington Management Company, LLP	Rate
First $25 million	.90%
Next $25 million	.80
Over $50 million	.70

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the year ended December 31, 2007, these expenses totaled $3,765,000. A fee in the amount of $19,650 for the registration of $500 million of Units with the Securities and Exchange Commission was paid in March 2008 and will be an operational cost. These operational costs will be allocated to all of the Funds and the Retirement Date Funds based on net asset value and will be accrued over the year ending December 31, 2008. For purposes of this allocation, assets of the Balanced Fund invested through the Intermediate Bond Fund are included only under the Intermediate Bond Fund and not under the Balanced Fund.

Fee Recipients

The following table summarizes the fees paid to Investment Advisors for services for the year ended December 31, 2007:

Fund(1)	Advisory Fees
Balanced Fund	$658,045
Intermediate Bond Fund	1,266,143
International Equity Fund	1,640,489
Large-Cap Growth Equity Fund	1,503,395
Large-Cap Value Equity Fund	853,980
Mid-Cap Growth Equity Fund	705,677
Mid-Cap Value Equity Fund	592,575
Small-Cap Equity Fund	2,074,959

(1)	The Index Equity Fund and the Stable Asset Return Fund do not, and the portfolios of the Structured Portfolio Service did not, have applicable Investment Advisor fees.

The following information with respect to estimated fees for 2008 is based on the approximate amount of assets of the Program on December 31, 2007, which was $4,163 million.

State Street Bank, in its capacity as administrator of the Program, would receive fees of $16,668,000 on an annual basis. ARF would receive fees of $1,701,000 on an annual basis in its capacity as sponsor of the Program.

The following table summarizes the fees estimated to be payable to each Investment Advisor in 2008. The summary is based on the approximate allocation of the Program’s assets among the

Investment Options (other than the Retirement Date Funds) as of December 31, 2007 and reflects the respective allocations of assets invested in the portfolios of the Structured Portfolio Service to the Funds as of that date:

Investment Advisor	Advisory Fees(1)
AllianceBernstein L.P.(2)	$800,000
Capital Guardian Trust Company(3)	1,090,000
JPMorgan Asset Management (UK) Limited	943,000
Pacific Investment Management Company LLC	1,304,000
Philadelphia International Advisors, LP	722,000
Smith Asset Management Group, L.P.	786,000
T. Rowe Price Associates, Inc.	924,000
Turner Investment Partners	796,000
Wellington Management Company, LLP	1,711,000

(1)	Assumes that the allocation of the assets of the Funds among the Investment Advisors is as set forth in the table below.
(2)	Acting through its Bernstein Investment Research and Management Unit.
(3)	After an applicable fee discount of $57,000.

The table above is based on the following approximate allocations of the Program’s assets among the Investment Options (other than the Retirement Date Funds):

Fund	Allocation as of December 31, 2007 (in millions)(1)
Stable Asset Return Fund	$878
Intermediate Bond Fund	320
Balanced Fund	413
Large-Cap Value Equity Fund	421
Large-Cap Growth Equity Fund	718
Index Equity Fund	439
Mid-Cap Value Equity Fund	89
Mid-Cap Growth Equity Fund	131
Small-Cap Equity Fund	266
International Equity Fund	309

$3,984

(1)	The table is based on approximate amount of assets of the Program on December 31, 2007 (other than the Retirement Date Funds), and the approximate allocations of the Program’s assets among the Investment Options as of December 31, 2007 (other than the Retirement Date Funds). For purposes of this table, the debt portion of the Balanced Fund invested through the Intermediate Bond Fund, which totaled $164 million as of December 31, 2007, is included under the Balanced Fund and not under the Intermediate Bond Fund.

The following table shows the amount of assets for which each Investment Advisor provided investment advice at December 31, 2007 based on the allocation of the assets of the Program as shown in the table above.

Advisor	Approximate Assets as of December 31, 2007 (in millions)(1)
AllianceBernstein L.P.(2)
Large-Cap Value Equity Fund	$320
Capital Guardian Trust Company
Balanced Fund	249
Large-Cap Growth Equity Fund	220
JPMorgan Asset Management (UK) Limited
International Equity Fund	154
Pacific Investment Management Company LLC
Balanced Fund	164
Intermediate Bond Fund	320
Philadelphia International Advisors, LP
International Equity Fund	155
Smith Asset Management Group, L.P.
Small-Cap Equity Fund	108
T. Rowe Price Associates, Inc.
Large-Cap Value Equity Fund	264
Turner Investment Partners
Mid-Cap Growth Equity Fund	131
Wellington Management Company, LLP
Mid-Cap Value Equity Fund	89
Small-Cap Equity Fund	153

(1)	The table is based on the approximate assets of the Program on December 31, 2007 (other than the Retirement Date Fund).
(2)	Acting through its Bernstein Investment Research and Management Unit.

Each Employer, by electing to participate in the Program, agrees to the fees payable to State Street Bank, for itself and for further payment to State Street, and ARF as described in this Report and that such fees are reasonable compensation for the services performed by State Street Bank, State Street and ARF, respectively, for the Program.

ITEM 1A.	Risk Factors.

For a discussion of the risk factors applicable to investment in the Units of the respective Funds, please refer to page 4 (Stable Asset Return Fund), page 9 (Intermediate Bond Fund), page 13 (Balanced Fund), page 16 (Large-Cap Value Equity Fund), page 18 (Large-Cap Growth Equity Fund), page 21 (Index Equity Fund), page 22 (Mid-Cap Value Equity Fund), page 24 (Mid-Cap Growth Equity Fund), page 27 (Small-Cap Equity Fund) and page 30 (International Equity Fund) in Item 1, “Business—Description of Investment Options.” For a discussion of the risk factors applicable to investment in the Units of the respective Retirement Date Funds, please refer to page 42 in Item 1, “Business—Retirement Date Funds.”

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

The selected financial data below provides information with respect to income, expenses and capital changes for each Fund, each Retirement Date Fund and each portfolio of the Structured Portfolio Service attributable to each Unit outstanding for the periods indicated. The selected financial data for each of the periods ended December 31 have been derived from financial statements audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. The selected financial data should be read in conjunction with the financial statements of the Funds, the Retirement Date Funds and the portfolios of the Structured Portfolio Service, including the related Notes thereto, which appear in Item 8 of this Report. Per Unit calculations of investment income and expense have been prepared using the monthly average number of Units outstanding during the period.

Stable Asset Return Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$1.03	$.98	$1.18	$1.45	$1.59
Expenses†	(.14)	(.14)	(.16)	(.17)	(.18)

Net investment income (loss)	.89	.84	1.02	1.28	1.41
Distributions of net investment income	$—	—	—	—	—

Net increase (decrease) in unit value	$.89	$.84	$1.02	$1.28	$1.41
Net asset value at beginning of period	27.83	28.72	29.56	30.58	31.86

Net asset value at end of period	$28.72	$29.56	$30.58	$31.86	$33.27

Ratio of expenses to average net assets†	.51%	.50%	.52%	.57%	.54%
Ratio of net investment income (loss) to average net assets	3.14%	2.88%	3.42%	4.07%	4.35%
Total return	3.20%	2.92%	3.45%	4.19%	4.43%
Net assets at end of period (in thousands)	$882,346	$864,330	$870,500	$845,842	$878,342

Intermediate Bond Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.67	$.46	$.81	$.96	$1.06
Expenses*	(.14)	(.14)	(.15)	(.16)	(.16)

Net investment income (loss)	.53	.32	.66	.80	0.90
Net realized and unrealized gain (loss)	.23	.40	(.29)	(.08)	0.69

Net increase (decrease) in unit value	.76	.72	.37	.72	1.59
Net asset value at beginning of period	17.31	18.07	18.79	19.16	19.88

Net asset value at end of period	$18.07	$18.79	$19.16	$19.88	$21.47

Ratio of expenses to average net assets*	.80%	.78%	.79%	.84%	.81%
Ratio of net investment income (loss) to average net assets	2.97%	1.71%	3.48%	4.14%	4.42%
Portfolio turnover**	441%	453%	458%	389%	489%
Total return	4.39%	3.98%	1.97%	3.76%	8.00%
Net assets at end of period (in thousands)	$236,011	$441,709	$454,045	$457,719	$484,362

†	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
*	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets.
**	Portfolio turnover reflects the portfolio turnover of the collective trust in which the Fund invests a portion of its assets.

Balanced Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$1.60	$1.25	$.71	$.84	$0.96
Expenses†	(.47)	(.42)	(.36)	(.43)	(.45)

Net investment income (loss)	1.13	.83	.35	.41	.51
Net realized and unrealized gain (loss)	13.21	4.37	3.50	5.82	1.89

Net increase (decrease) in unit value	14.34	5.20	3.85	6.23	2.40
Net asset value at beginning of period	57.63	71.97	77.17	81.02	87.25

Net asset value at end of period	$71.97	$77.17	$81.02	$87.25	$89.65

Ratio of expenses to average net assets†	.74%	.58%	.46%	.51%	.50%
Ratio of net investment income (loss) to average net assets	1.77%	1.13%	.46%	.49%	.57%
Portfolio turnover††	122%	47%	22%	18%	24%
Total return	24.88%	7.23%	4.99%	7.69%	2.75%
Net assets at end of period (in thousands)	$457,861	$475,941	$468,940	$447,405	$413,332

Large-Cap Value Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.49	$.59	$.63	$.78	$.93
Expenses*	(.19)	(.22)	(.25)	(.30)	(.33)

Net investment income (loss)	.30	.37	.38	.48	.60
Net realized and unrealized gain (loss)	6.48	4.11	1.83	7.44 (a)	(1.64)

Net increase (decrease) in unit value	6.78	4.48	2.21	7.92	(1.04)
Net asset value at beginning of period	22.88	29.66	34.14	36.35	44.27

Net asset value at end of period	$29.66	$34.14	$36.35	$44.27	$43.23

Ratio of expenses to average net assets*	.74%	.71%	.72%	.76%	.72%
Ratio of net investment income (loss) to average net assets	1.20%	1.18%	1.08%	1.20%	1.32%
Portfolio turnover**	32%	24%	20%	19%	22%
Total return	29.63%	15.10%	6.47%	21.79%	(2.35)%
Net assets at end of period (in thousands)	$286,104	$360,090	$382,772	$457,267	$420,681

†	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets and, with respect to periods commencing on or after July 1, 2004, does not include expenses relating to the Intermediate Bond Fund in which the Fund invests a portion of its assets.
††	With respect to the portion of the Fund’s assets invested in a collective investment fund since July 1, 2004, portfolio turnover reflects purchases and sales of such collective investment fund rather than turnover of the underlying portfolio of such collective investment fund.
*	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
**	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the separately managed portion of the Fund was 27% for the year ended December 31, 2007 and the unaudited portfolio turnover of the collective investment fund was 28% for the same period.
(a)	Net of payment made by the Program’s record keeper, an affiliate who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.

Large-Cap Growth Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.32	$.41	$.37	$.44	$.48
Expenses†	(.26)	(.30)	(.33)	(.39)	(.42)

Net investment income (loss)	.06	.11	.04	.05	.06
Net realized and unrealized gain (loss)	10.21	2.55	3.11	4.14	3.96

Net increase (decrease) in unit value	10.27	2.66	3.15	4.19	4.02
Net asset value at beginning of period	33.25	43.52	46.18	49.33	53.52

Net asset value at end of period	$43.52	$46.18	$49.33	$53.52	$57.54

Ratio of expenses to average net assets†	.69%	.68%	.71%	.77%	.74%
Ratio of net investment income (loss) to average net assets	.14%	.27%	.10%	.10%	.10%
Portfolio turnover††	25%	43%	36%	53%	43%
Total return	30.89%	6.11%	6.82%	8.49%	7.51%
Net assets at end of period (in thousands)	$840,093	$831,190	$789,626	$754,275	$717,537

Index Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.00 *	$.00 *	$.00 *	$.00 *	$.01 *
Expenses**	(.12)	(.14)	(.16)	(.19)	(.21)

Net investment income (loss)	(.12)	(.14)	(.16)	(.19)	(.20)
Net realized and unrealized gain (loss)	6.42	3.23	1.87	5.00 (a)	1.93

Net increase (decrease) in unit value	6.30	3.09	1.71	4.81	1.73
Net asset value at beginning of period	20.81	27.11	30.20	31.91	36.72

Net asset value at end of period	$27.11	$30.20	$31.91	$36.72	$38.45

Ratio of expenses to average net assets**	.51%	.50%	.52%	.57%	.54%
Ratio of net investment income (loss) to average net assets	(.50)%	(.49)%	(.51)%	(.56)%	(.52)%
Portfolio turnover***	7%	7%	7%	6%	6%
Total return	30.27%	11.40%	5.66%	15.07%	4.71%
Net assets at end of period (in thousands)	$318,880	$382,172	$402,702	$437,011	$438,803

†	Expenses include only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the separately managed portion of the portfolio was 63% for the year ended December 31, 2007 and the unaudited portfolio turnover of the collective investment fund was 42% for the same period.
*	Amounts less than $.005 per unit are rounded to zero.
**	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests its assets.
***	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the collective investment fund was 24% for the year ended December 31, 2007.
(a)	Net of payment made by the Program’s record keeper, an affiliate who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.

Mid-Cap Value Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.14	$.17	$.23	$.23	$.26
Expenses†	(.14)	(.15)	(.16)	(.18)	(.21)

Net investment income (loss)	—	.02	.07	.05	.05
Net realized and unrealized gain (loss)	2.98	1.59	.38	1.77	.28

Net increase (decrease) in unit value	2.98	1.61	.45	1.82	.33
Net asset value at beginning of period	9.78	12.76	14.37	14.82	16.64

Net asset value at end of period	$12.76	$14.37	$14.82	$16.64	$16.97

Ratio of expenses to average net assets††	1.22%	1.12%	1.10%	1.16%	1.17%
Ratio of net investment income (loss) to average net assets	.02%	.18%	.47%	.37%	.25%
Portfolio turnover	14%	13%	32%	131%	63%
Total return	30.47%	12.62%	3.13%	12.28%	1.98%
Net assets at end of period (in thousands)	$31,192	$53,363	$66,141	$75,543	$88,720

Mid-Cap Growth Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.05	$.06	$.12	$.20	$.15
Expenses*	(.17)	(.19)	(.22)	(.26)	(.29)

Net investment income (loss)	(.12)	(.13)	(.10)	(.06)	(.14)
Net realized and unrealized gain (loss)	5.68	2.06	2.29	1.52	5.77

Net increase (decrease) in unit value	5.56	1.93	2.19	1.46	5.63
Net asset value at beginning of period	11.37	16.93	18.86	21.05	22.51

Net asset value at end of period	$16.93	$18.86	$21.05	$22.51	$28.14

Ratio of expenses to average net assets*	1.16%	1.14%	1.16%	1.19%	1.15%
Ratio of net investment income (loss) to average net assets	(.81)%	(.77)%	(.56)%	(.30)%	(.57)%
Portfolio turnover	130%	169%	156%	160%	138%
Total return	48.90%	11.40%	11.61%	6.94%	25.01%
Net assets at end of period (in thousands)	$47,352	$66,851	$91,040	$104,509	$130.916

†	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
*	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.

Small-Cap Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.39	$.50	$.50	$.55	$.68
Expenses†	(.47)	(.54)	(.70)	(.87)	(.95)

Net investment income (loss)	(.08)	(.04)	(.20)	(.32)	(.27)
Net realized and unrealized gain (loss)	16.74	4.50	4.20	6.09 (a)	.38

Net increase (decrease) in unit value	16.66	4.46	4.00	5.77	.11
Net asset value at beginning of period	42.88	59.54	64.00	68.00	73.77

Net asset value at end of period	$59.54	$64.00	$68.00	$73.77	$73.88

Ratio of expenses to average net assets	.94%	.92%	1.10%	1.22%	1.24%
Ratio of net investment income (loss) to average net assets†	(.16)%	(.08)%	(.32)%	(.45)%	(.36)%
Portfolio turnover††	46%	104%	103%	79%	100%
Total return	38.85%	7.49%	6.25%	8.49%	.15%
Net assets at end of period (in thousands)	$314,696	$320,034	$314,753	$303,784	$266,489

International Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.37	$.51	$.59	$.79	$1.06
Expenses*	(.15)	(.21)	(.25)	(.32)	(.36)

Net investment income (loss)	.22	.30	.34	.47	.70
Net realized and unrealized gain (loss)	4.30	3.35	2.64	5.84	2.07

Net increase (decrease) in unit value	4.52	3.65	2.98	6.31	2.77
Net asset value at beginning of period	13.70	18.22	21.87	24.85	31.16

Net asset value at end of period	$18.22	$21.87	$24.85	$31.16	$33.93

Ratio of expenses to average net assets(*)(**)	1.01%	1.10%	1.11%	1.14%	1.08%
Ratio of net investment income (loss) to average net assets	1.51%	1.59%	1.50%	1.69%	2.12%
Portfolio turnover***	144%	25%	35%	30%	30%
Total return	32.99%	20.03%	13.63%	25.39%	8.89%
Net assets at end of period (in thousands)	$115,366	$158,714	$202,106	$273,525	$309,162

†	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets.
††	With respect to the portion of the Fund’s assets invested in a collective investment fund since July 1, 2005, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the separately managed portions of the Fund was 88% for the year ended December 31, 2007 and the unaudited portfolio turnover of the collective investment fund was 32% for the same period.
(a)	Net of payment made by the Program’s record keeper, an affiliate who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.
*	Expenses includes only those expenses charged directly to the Fund. For periods commencing April 1, 2003, net expenses does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets and for periods ended on or before March 31, 2003, expenses does not include expenses relating to the registered investment company in which the Fund then invested a portion of its assets.
**	Through March 31, 2003, expenses reflects a reduction in the Program Expense Fee payable to State Street Bank and an administrative service credit from the T. Rowe Price International Stock Fund. If the fees had not been reduced and the credit had not been made, the annualized ratio of expenses to average net assets would have been 1.02% for the year ended December 31, 2003.
***	Through March 31, 2003, portfolio turnover reflects purchases and sales by the Fund of shares of the registered investment company in which the Fund was then invested rather than portfolio turnover of the underlying portfolio of the registered investment company.

Lifetime Income Retirement Date Fund:

	For the period August 9, 2006(a) to December 31, 2006	Year ended December 31, 2007
Investment income†	$—	$—
Expenses(†)††	(.03)	(.07)

Net investment income (loss)	(.03)	(.07)
Net realized and unrealized gain (loss)	.53	.67

Net increase (decrease) in unit value	.50	.60
Net asset value at beginning of period	10.00	10.50

Net asset value at end of period	$10.50	$11.10

Ratio of expenses to average net assets*††	.69%	.64%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.64)%
Portfolio turnover**†††	72%	21%
Total return**	5.00%	5.71%
Net assets at end of period (in thousands)	$11,432	$18,606

*	Annualized for the period August 9, 2006 to December 31, 2006.
**	Not annualized for the period August 9, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

2010 Retirement Date Fund:

	For the period August 8, 2006(a) to December 31, 2006	Year ended December 31, 2007
Investment income†	$—	$—
Expenses(†)††	(.03)	(.08)

Net investment income (loss)	(.03)	(.08)
Net realized and unrealized gain (loss)	.80	.88

Net increase (decrease) in unit value	.77	.80
Net asset value at beginning of period	12.00	12.77

Net asset value at end of period	$12.77	$13.57

Ratio of expenses to average net assets*††	.69%	.63%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%
Portfolio turnover**†††	21%	18%
Total return**	6.42%	6.26%
Net assets at end of period (in thousands)	$15,765	$38,099

*	Annualized for the period August 8, 2006 to December 31, 2006.
**	Not annualized for the period August 8, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

2020 Retirement Date Fund:

	For the period August 2, 2006(a) to December 31, 2006	Year ended December 31, 2007
Investment income†	$—	$—
Expenses(†)††	(.04)	(.10)

Net investment income (loss)	(.04)	(.10)
Net realized and unrealized gain (loss)	1.36	1.16

Net increase (decrease) in unit value	1.32	1.06
Net asset value at beginning of period	14.00	15.32

Net asset value at end of period	$15.32	$16.38

Ratio of expenses to average net assets*††	.69%	.63%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%
Portfolio turnover**†††	16%	20%
Total return**	9.43%	6.92%
Net assets at end of period (in thousands)	$21,315	$49,077

*	Annualized for the period August 2, 2006 to December 31, 2006.
**	Not annualized for the period August 2, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

2030 Retirement Date Fund:

	For the period August 2, 2006(a) to December 31, 2006	Year ended December 31, 2007
Investment income†	$—	$—
Expenses(†)††	(.05)	(.12)

Net investment income (loss)	(.05)	(.12)
Net realized and unrealized gain (loss)	1.81	1.38

Net increase (decrease) in unit value	1.76	1.26
Net asset value at beginning of period	16.00	17.76

Net asset value at end of period	$17.76	$19.02

Ratio of expenses to average net assets*††	.69%	.63%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%
Portfolio turnover**†††	6%	7%
Total return**	11.00%	7.09%
Net assets at end of period (in thousands)	$15,260	$44,407

*	Annualized for the period August 2, 2006 to December 31, 2006.
**	Not annualized for the period August 2, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

2040 Retirement Date Fund:

	For the period August 3, 2006(a) to December 31, 2006	Year ended December 31, 2007
Investment income†	$—	$—
Expenses(†)††	(.06)	(.13)

Net investment income (loss)	(.06)	(.13)
Net realized and unrealized gain (loss)	2.05	1.62

Net increase (decrease) in unit value	1.99	1.49
Net asset value at beginning of period	18.00	19.99

Net asset value at end of period	$19.99	$21.48

Ratio of expenses to average net assets*††	.69%	.63%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%
Portfolio turnover**†††	8%	14%
Total return**	11.06%	7.45%
Net assets at end of period (in thousands)	$11,894	$28,871

*	Annualized for the period August 3, 2006 to December 31, 2006.
**	Not annualized for the period August 3, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

Structured Portfolio Service—Conservative Portfolio:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$—	$—	$—	$—	$—
Expenses†	—	—	—	—	—

Net investment income (loss)	—	—	—	—	—
Net realized and unrealized gain (loss)	2.05	1.22	.86	1.70	1.29

Net increase (decrease) in unit value	2.05	1.22	.86	1.70	1.29
Net asset value at beginning of period	16.00	18.05	19.27	20.13	21.83

Net asset value at end of period	$18.05	$19.27	$20.13	$21.83	$23.12

Ratio of expenses to average net assets†	—	—	—	—	—
Ratio of net investment income (loss) to average net assets	—	—	—	—	—
Portfolio turnover*	22%	18%	22%	21%	18%
Total return	12.81%	6.76%	4.46%	8.45%	5.91%
Net assets at end of period (in thousands)	$47,731	$56,063	$63,971	$69,212	$68,147

Structured Portfolio Service—Moderate Portfolio:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$—	$—	$—	$—	$—
Expenses†	—	—	—	—	—

Net investment income (loss)	—	—	—	—	—
Net realized and unrealized gain (loss)	3.15	1.78	1.20	2.57	1.55

Net increase (decrease) in unit value	3.15	1.78	1.20	2.57	1.55
Net asset value at beginning of period	15.65	18.80	20.58	21.78	24.35

Net asset value at end of period	$18.80	$20.58	$21.78	$24.35	$25.90

Ratio of expenses to average net assets†	—	—	—	—	—
Ratio of net investment income (loss) to average net assets	—	—	—	—	—
Portfolio turnover*	17%	12%	20%	16%	15%
Total return	20.13%	9.47%	5.83%	11.80%	6.37%
Net assets at end of period (in thousands)	$156,847	$203,522	$236,242	$254,766	$250,111

†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses relating to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than the turnover of such underlying Funds.

Structured Portfolio Service—Aggressive Portfolio:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$—	$—	$—	$—	$—
Expenses	—	—	—	—	—

Net investment income (loss)	—	—	—	—	—
Net realized and unrealized gain (loss)	4.14	2.24	1.54	3.40	1.56

Net increase (decrease) in unit value	4.14	2.24	1.54	3.40	1.56
Net asset value at beginning of period	15.05	19.19	21.43	22.97	26.37

Net asset value at end of period	$19.19	$21.43	$22.97	$26.37	$27.93

Ratio of expenses to average net assets†	—	—	—	—	—
Ratio of net investment income (loss) to average net assets	—	—	—	—	—
Portfolio turnover*	17%	10%	19%	18%	14%
Total return	27.51%	11.67%	7.19%	14.80%	5.92%
Net assets at end of period (in thousands)	$122,389	$150,752	$168,235	$189,319	$185,635

†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses relating to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the year ended December 31, 2007, the Stable Asset Return Fund experienced a total return, net of expenses, of 4.43%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 4.68% for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark for the year ended December 31, 2007. The underperformance was due in part to an underweight allocation to money market securities in an environment of relatively high money market rates, which resulted in out-performance of money market securities versus longer dated securities. The effect of Fund expenses also lowered total return as compared to the combination benchmark. During the year, the yield curve steepened overall and treasury yields fell across the curve. The uncertainty and market volatility during the year drove a flight to quality, pushing yields down. At year-end 2006, the yield curve was inverted by approximately 20 basis points, and the five-year point on the curve reflected the lowest rate. The year 2007 ended with a yield curve that had become steeper by approximately 122 basis points at dramatically lower rates, but the two-year part of the curve remained slightly inverted. During the latter part of the year, the Federal Reserve eased the federal funds rate 100 basis points.

In this environment, the focus of the Fund’s trades in the earliest part of 2007 was primarily on short-dated assets. During this period, yields were higher in the short end and, as the yield curve steepened, maturing cash flow was reinvested at higher yield levels obtainable at longer durations. These strategies resulted in an overall positive effect on Fund performance as compared to the combination benchmark. However, with many securities lengthening in duration, near year-end 2007 the focus shifted back to shorter-dated assets.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities.

For the year ended December 31, 2007, the Intermediate Bond Fund experienced a total return, net of expenses, of 8.00%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 6.97% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

For the year ended December 31, 2007, the Intermediate Bond Fund, which is advised with the assistance of Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index. For the first part of 2007, the main detractors from the Fund’s performance were an above-benchmark duration, curve steepening strategies outside the United States (specifically in the United Kingdom), and an underweight position in investment-grade corporate bonds. Strong monthly payroll and gross domestic product figures in the U.S., a booming British economy and strong earnings results meant higher yields in the U.S., expectations for rate increases in the U.K. and further tightening of investment-grade spreads. In the second part of 2007, however, problems in the sub-prime home mortgage market increased, a credit crunch ensued and volatility in the equity markets soared. In July and August, corporate bonds sold off, driving spreads significantly higher. Investors sought the quality of U.S. Treasury bonds and raised expectations of interest rate cuts by the Federal Reserve. In August 2007, the Federal Reserve cut the discount rate by 50 basis points, to 5.75%, to help alleviate liquidity concerns in the financial markets. Subsequently, at its September 18 meeting, the Federal Reserve cut both the federal funds rate and discount rate by 50 basis points, to 4.75% and 5.25%, respectively. Credit markets seized up again late in the fourth quarter after a partial recovery from the initial sub-prime-related downturn in August and September. To deal with this crisis, the Federal Reserve cut the federal funds rate by another 50 basis points during the fourth quarter, bringing its total rate reductions in 2007 to 100 basis points. In the U.K., investors cut expectations of rate hikes by the Bank of England. As a result, curve-steepening strategies in the U.S. and U.K. and an underweight to corporate bonds proved valuable.

Balanced Fund

The Balanced Fund invests in publicly-traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the year ended December 31, 2007, the Balanced Fund experienced a total return, net of expenses, of 2.75%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 6.39% for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the year ended December 31, 2007, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. The equity segment’s underperformance was due primarily to stock selection in the information technology and financials sectors during the fourth quarter. Rising investor concern about the U.S. economy and capital spending negatively impacted some technology holdings, including contract manufacturers and semiconductor memory companies SanDisk, Micron Technology and Jabil Circuit. The credit crunch further intensified concerns about the housing market, sub-prime mortgages and collateralized debt obligations, hurting several holdings among thrifts and bond insurers, including Washington Mutual, which was the biggest detractor to portfolio returns. The largest U.S. savings and loan saw its shares tumble as the housing and credit markets deteriorated and after regulators began investigating how the company sets values for mortgages sold to investors. Other decliners in the financials area included Wachovia, Ambac Financial Group, MBIA and SLM Corp. (Sallie Mae), which fell after a $25 billion proposed takeover collapsed. Selection in health care and the underweight position in energy also weighed on returns. The choice of materials stocks, especially Potash Corp. of Saskatchewan, was positive for the segment. The stock gained as demand for fertilizers increased throughout the year. Google was the top contributor to returns as the company posted consistently solid results.

For the year ended December 31, 2007, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index.

For the first part of 2007, the main detractors from the performance of the debt segment of the Fund were an above-benchmark duration, curve steepening strategies outside the United States

(specifically in the United Kingdom), and an underweight position in investment-grade corporate bonds. Strong monthly payroll and gross domestic product figures in the U.S., a booming British economy and strong earnings results meant higher yields in the U.S., expectations for rate increases in the U.K. and further tightening of investment-grade spreads. In the second part of 2007, however, problems in the sub-prime home mortgage market increased, a credit crunch ensued and volatility in the equity markets soared. In July and August, corporate bonds sold off, driving spreads significantly higher. Investors sought the quality of U.S. Treasury bonds and raised expectations of interest rate cuts by the Federal Reserve. In August 2007, the Federal Reserve cut the discount rate by 50 basis points, to 5.75%, to help alleviate liquidity concerns in the financial markets. Subsequently, at its September 18 meeting, the Federal Reserve cut both the federal funds rate and discount rate by 50 basis points, to 4.75% and 5.25%, respectively. Credit markets seized up again late in the fourth quarter after a partial recovery from the initial sub-prime-related downturn in August and September. To deal with this crisis, the Federal Reserve cut the federal funds rate by another 50 basis points during the fourth quarter, bringing its total rate reductions in 2007 to 100 basis points. In the U.K., investors cut expectations of rate hikes by the Bank of England. As a result, curve-steepening strategies in the U.S. and U.K. and an underweight to corporate bonds proved valuable.

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

For the year ended December 31, 2007, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of -2.35%. By comparison, the Russell 1000 Value Index produced an investment record of -0.17% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the year ended December 31, 2007, the actively managed portion of the Fund, which is advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index. In the wake of anxiety radiating from rising delinquencies in U.S. sub-prime home mortgage loans, financial companies worldwide have been hit particularly hard, including many of the holdings of the portion of the Fund managed by AllianceBernstein L.P. MBIA and Ambac Financial Group were driven lower by concerns about losses in the bond insurance business of each company. Freddie Mac and Fannie Mae declined amid news of the deteriorating credit quality of their mortgage portfolios and bigger-than-expected hedging losses resulting from rising interest rates.

Chief contributors to relative performance during 2007 were Merck, Owens-Illinois and Arcelor Mittal. Merck raised its profit forecast for the year and reported better-than-expected quarterly earnings, buoyed by strong sales of its vaccines and cholesterol drugs. Owens-Illinois reported strong third-quarter earnings, due in part to the sale of its plastic packaging business. Shares of Arcelor Mittal advanced, driven by healthy steel market conditions in China, Europe and emerging markets, and the strong outlook for steel prices in 2008.

The performance of the indexed portion of the Large-Cap Value Equity Fund for the year ended December 31, 2007 was consistent with the Russell 1000 Value Index after taking into account expenses.

Large-Cap Growth Equity Fund

The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion at the time of purchase that are believed to have strong earnings growth potential. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Large-Cap Growth Equity Fund (approximately 33 1/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed in two portions of approximately 33 1/3% each of the assets of the Fund, subject to differences in relative performance. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

For the year ended December 31, 2007, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 7.51%. By comparison, the Russell 1000 Growth Index produced an investment record of 11.81% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

State Street has retained Capital Guardian Trust Company and T. Rowe Price Associates, Inc. (“T. Rowe Price”) to provide investment advice with respect to the two actively managed portions of the Large-Cap Growth Equity Fund.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the year ended December 31, 2007. This portion of the Fund reflected a U.S. Core Equity focus through August 30, 2007 and a U.S. Large-Cap Growth Equity focus thereafter. The full-year total return for this portion of the Fund fell short of the investment record of a blended index consisting of the Russell 1000 Index through August 30, 2007 and the Russell 1000 Growth Index thereafter.

This underperformance was driven by stock selection in the financial, information technology and health care sectors. Most of the decline occurred in the fourth quarter. Rising concerns about the U.S. economy and capital spending negatively impacted some technology holdings, including contract manufacturers and semiconductor memory companies. However, an overweight in technology was additive, and Google was the biggest positive contributor to results.

Financial stocks had a negative impact on performance. During November and December, concerns about the housing market, sub-prime mortgages and default rates negatively affected several holdings in the financial area, including Wachovia. These holdings were increased as valuations declined, but this move was premature as the credit crunch intensified in the fourth quarter. In addition, Sallie Mae fell after a $25 billion proposed takeover collapsed, which also weighed on returns.

The choice of health care stocks was negative. Sepracor hurt performance, and Genentech declined after a regulatory panel failed to approve the company’s Avastin treatment for breast cancer. The underweight in materials also hurt relative returns.

Stock selection in consumer discretionary was beneficial, although gains were hindered by an overweight position in the sector.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price underperformed the Russell 1000 Growth Index for the year ended December 31, 2007, as positive stock selection could not overcome the negative effect of sector allocation choices. An industry overweight in biotechnology along with stock selection in pharmaceuticals and health care equipment and supplies hurt relative performance in health care. Industry underweights in beverage, household product, and tobacco companies hindered performance in consumer staples. Also detracting from relative results were sector underweights in energy and material stocks. Despite continued solid stock selection in communications equipment, an underweight in computers and peripherals and stock selection in semiconductor and semiconductor equipment companies negatively affected performance in information technology. Adding value was stock selection in Internet and catalog retail, augmented by an industry overweight, as these stocks once again significantly outperformed their consumer discretionary peers in the Index, and again turned in strong absolute performance. Stock selection across telecommunication services also contributed positively to relative results. Stock selection among airline and air freight and logistics companies benefited relative performance in the industrials and business services sector.

The performance of the indexed portion of the Large-Cap Growth Equity Fund for the year ended December 31, 2007 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the year ended December 31, 2007, the Index Equity Fund experienced a total return, net of expenses, of 4.71%. By comparison, the Russell 3000 Index produced an investment record of 5.14% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Index Equity Fund for the year ended December 31, 2007 was consistent with the Russell 3000 Index after taking into account expenses.

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

For the year ended December 31, 2007, the Mid-Cap Value Equity Fund, which is advised with the assistance of Wellington Management Company, LLP, experienced a total return, net of expenses, of 1.98%. By comparison, the Russell Mid-Cap Value Index produced an investment record of -1.42% for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

U.S. equities suffered despite a 100 basis point decline in the federal funds rate. A 20% surge in oil prices, a continued decline in housing turnover, and the negative impact of sub-prime loans on financial institutions led to wider recognition that economic growth is slowing even though the risk of inflation remains. Growth stocks outperformed value stocks in 2007. Large-capitalization stocks continued to outperform mid-cap stocks, which in turn outperformed small-cap stocks for 2007.

The Fund outperformed its benchmark in 2007 by adding value in seven of ten sectors. On a relative basis, the Fund outperformed the Index in several sectors, including materials, industrials, financials and consumer discretionary, outweighing the negative relative performance from the telecommunications services and health care sectors.

The materials sector added to performance, due in part to the strong performance of Owens-Illinois. Shares of Owens-Illinois rose during the year on continued progress toward improving pricing and reducing costs. The industrials sector also bolstered performance, due to Fund holdings in Goodrich and AGCO.

Telecommunication services holdings detracted from performance. In particular, shares R.H. Donnelley, a yellow pages and online local commercial search company, declined as investors were disappointed that management did not declare a dividend despite consistent commentary that they would.

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

For the year ended December 31, 2007, the Mid-Cap Growth Equity Fund, which is advised with the assistance of Turner Investment Partners Inc., experienced a total return, net of expenses, of 25.01%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 11.43% for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the year 2007, the broad market ended in positive territory, recording its fifth consecutive year of gains. In a role reversal, however, growth stocks assumed market leadership after seven years of underperformance. Although the broad market posted a gain, full-year performance was arguably deceiving due to the lopsided outperformance of growth stocks versus value stocks. Value stocks actually posted negative results (for the first time since 2002) while growth stocks generated double-digit returns. The relative underperformance of value stocks can largely be attributed to the financial services sector, which plummeted approximately 22% while representing one-third of the Russell 3000 Value Index. Another trend during the year was the reemergence of large capitalization stocks. Similar to the shift in style, a large cap bias became increasingly evident throughout 2007 as mega-cap stocks—the largest of the large—outpaced their smaller cap counterparts.

The consumer discretionary, energy and materials & processing sectors contributed most significantly to the Fund’s relative outperformance versus the benchmark while the majority of underperformance was attributable to the technology sector.

Despite a difficult year for the consumer, good stock selection in the consumer discretionary sector enabled the Fund to significantly outperform relative to the benchmark. Stocks such as aQuantive and GameStop Corp., both of which rose to triple-digit returns, were strong absolute performers, contributing to the Fund’s relative outperformance. aQuantive, a digital marketing company and provider of on-line advertising, was acquired by Microsoft. GameStop is a video game retailer that continued to benefit from increased demand related to new video game platforms, such as Playstation 3 and the Nintendo Wii.

Within the energy sector, gains were achieved by First Solar and Range Resources Corp. As oil prices continued to reach historic levels, solar energy became a more attractive alternative for businesses and consumers. First Solar capitalized on this trend as the company reported a ten-fold increase in third-quarter profit, driven by increased demand for its solar capabilities and renewable energy sources, namely its thin-film photovoltaic panels. With its business primarily in Europe, the company plans to enter the U.S. utility market to further sustain growth. Range Resources Corp., an oil and gas producer, advanced on increased sales during the third quarter along with the announcement that the company plans to acquire 14,000 net acres in Texas.

In the materials/processing sector, positive stock selection was supported by holdings in Owens-Illinois Inc. and Mosaic Co. Packaging company Owens-Illinois Inc. experienced gains during the year due in part to improved pricing in its core glass container division and the completed sale of its plastic packaging business to Britain’s Rexam Plc. Mosaic, a fertilizer producer that distributes its products worldwide, benefited from a strong agricultural cycle and growing demand from developing countries for soybeans, corn and wheat.

The technology sector was the single largest detractor for the year in both relative and absolute terms. Akamai Technologies Inc., F5 Networks Inc. and Isilon Systems Inc. all suffered substantial losses during the year, which contributed to the sector’s underperformance. Akamai, an internet service provider, lost ground after reporting a disappointing second quarter as the company lowered expectations of new customer additions for the rest of the year. F5 is a network equipment maker and fell upon news of an acquisition it made during the year. Isilon Systems gave back ground after its December 2006 initial public stock offering. The Fund exited its position in each of these securities during the year.

Small-Cap Equity Fund

The Small-Cap Equity Fund invests primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Small-Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. A portion of the Fund is invested to replicate the Russell 2000 Index, which is comprised of the 2,000 companies in the Russell 3000 Index with the smallest market capitalization. The remainder of the Fund is actively managed by Wellington Management Company LLP and Smith Asset Management Group, L.P.

For the year ended December 31, 2007, the Small-Cap Equity Fund experienced a total return, net of expenses, of 0.15%. By comparison, the Russell 2000 Index produced an investment record of -1.57% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. outperformed the Russell 2000 Index during the year ended December 31, 2007. Contrary to 2006, in 2007 the stock market rewarded companies that grew earnings faster than market expectations. This portfolio continued to be invested in companies with growth, earnings quality and low risk.

At the sector level, positive relative performance of this portion of the Fund was driven primarily by stock selection in the consumer discretionary and information technology sectors. The portion maintained a slight overweight position in technology stocks relative to the benchmark and was in line with the benchmark in the consumer discretionary sector. Consumer discretionary stocks that were strong contributors to performance included Deckers, DeVry and Priceline.com, while Commscope and Nuance Communications were strong performers in the technology sector.

Sectors that detracted from relative performance included health care and industrials. Both an overweight position in the industrial sector and the underperformance of the stocks in this sector detracted from total performance.

The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Management Company, LLP, outperformed the Russell 2000 Index in 2007. During the first half of 2007, U.S. equity markets shrugged off concerns of a slowing economy, higher inflation and a softening housing market and moved higher, fueled by strong global growth and record M&A activity. By the third quarter, investors became more cautious as housing and credit markets deteriorated, food and energy prices climbed and concerns grew that a weak housing market would impair U.S. economic growth. For the year 2007, large caps, as measured by the Russell 1000 Index, outperformed small caps, as measured by the Russell 2000 Index. In this environment, this portfolio’s bottom-up investment approach produced strong relative results for 2007, with outperformance in five of the ten broad market sectors.

Strong performance from holdings in the information technology and financials sectors contributed to results relative to the Russell 2000 Index. Within the information technology sector, an overweight position in Sapient, a business and information technology services provider, drove performance as the company reported a rise in third-quarter profits. Within the financial sector, an overweight position in UMB Financial, a Kansas City-based bank holding company, contributed to performance relative to the Russell 2000 Index.

Weak security selection in the consumer discretionary sector hampered the portfolio’s results. Shares of Ulta Salon Cosmetics, a specialty beauty retailer not held in the Russell 2000 Index, declined as the company issued guidance that was below expectations.

The performance of the indexed portion of the Small-Cap Equity Fund for the year ended December 31, 2007 was consistent with the Russell 2000 Index after taking into account expenses.

International Equity Fund

The International Equity Fund’s investment objective is to seek long-term growth of capital through investment primarily in common stocks of established non-U.S. companies. The Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the Fund. The International Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market.

For the year ended December 31, 2007, the International Equity Fund experienced a total return, net of expenses, of 8.89%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free (“MSCI ACWI ex-USA”) Index produced an investment record of 16.65% for the same period. The MSCI ACWI ex-USA Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portion of the International Equity Fund advised with the assistance of JP Morgan Asset Management (UK) Limited (“JP Morgan”) underperformed the MSCI ACWI ex-USA Index for the year ended December 31, 2007.

2007 was a challenging year characterized by market volatility and a significant shift in investor sentiment. The year started off on a strong note, with investors displaying much of the same general optimism that they had in previous years. As the year progressed, however, that optimism gave way to caution as concerns about U.S. sub-prime lending rocked the credit markets and increasingly raised fears about the possibility of a global recession.

The portion of the Fund managed by JP Morgan underperformed particularly in the early part of the year. Stock selection hurt results as predictions of a recovery in Japan failed to materialize and as the portion’s underweight position in emerging markets combined with its emphasis on high quality clashed with investors’ appetite for risk.

As the environment started to turn, however, so did performance. The portion outperformed the benchmark MSCI ACWI ex-USA Index in the fourth quarter as increased economic uncertainty caused investors to re-focus on characteristics like earnings, valuations and balance sheet quality. The fourth quarter showing, however, was not enough to make up for the underperformance during the previous quarters.

Holdings in the materials, financials and technology sectors in particular detracted from full-year performance. Stock selection in energy, on the other hand, added value.

From a geographic perspective, stock selection in Continental Europe and Canada was the largest detractor. Underweight positions in both emerging markets and Pacific ex-Japan also hurt, although, in both cases, the impact was mitigated by stock selection.

The portion of the International Equity Fund advised with the assistance of Philadelphia International Advisors, LP lagged the investment record of the MSCI ACWI ex-USA Index for the year ended December 31, 2007. The main reasons for the underperformance in this portion of the Fund were poor comparative returns in the financials, consumer and technology sectors and the portion’s underweight in the hot emerging markets. Although the portion benefited from strong comparative returns in telecom and utility holdings, these positives were not sufficient to offset underperformance elsewhere. Overall returns were aided by currency appreciation against the U.S. dollar.

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

For the year ended December 31, 2007, the Structured Portfolio Service experienced a total return, net of expenses, of 5.91% for the Conservative Portfolio, 6.37% for the Moderate Portfolio, and 5.92% for the Aggressive Portfolio.

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

Each Retirement Date Fund has a different initial investment strategy representing different risk and reward characteristics that reflect the remaining time horizon to the most conservative investment mix. The longer the time horizon to the year in which a Retirement Date Fund will reach its most conservative investment mix, the greater is the Retirement Date Fund’s initial risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who have reached or are beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income. The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for maximum growth potential.

Effective May 1, 2007, the Retirement Date Funds implemented a number of changes, including (i) a deferral of the year in which each Retirement Date Fund (other than the Lifetime Income Retirement Date Fund) will reach its most conservative investment mix until five years after the target retirement date, and (ii) changes in certain of the asset classes to which the Retirement Date Funds maintain exposure and the weightings of exposures to asset classes at various time horizons to most conservative investment mix. For instance, aggregate exposure to equity asset classes generally increased at any given time horizon.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the period from January 1, 2007 through April 30, 2007, these funds included S&P 500 Flagship Securities Lending Fund (“S&P 500 Index Fund”), Daily MSCI EAFE Fund, S&P MidCap® Index Securities Lending Fund (“S&P MidCap Index Fund”), Russell 2000 Index Securities Lending Fund (“Russell 2000 Index Fund”), Long U.S. Government Index Securities Lending Fund (“Lehman Long Government Bond Fund”), Limited Duration Bond Non-Lending Fund (“Limited Duration Bond Fund”) and Short Term Investment Fund.

From and after May 1, 2007, these funds included the S&P 500 Index Fund, Daily MSCI ACWI ex-USA Index Fund (“MSCI ACWI ex-US Index Fund”); S&P MidCap Index Fund; Russell 2000 Index Fund; Lehman Long Government Bond Fund; Passive Bond Market Index Securities Lending Series Fund (“Lehman Aggregate Index Fund”); U.S. Treasury Inflation Protected Securities Lending Series Fund (“TIPS Fund”) and Principal Accumulation Return Fund (“Principal Accumulation Fund”).

During the period from January 1, 2007 to April 30, 2007, funds in the Lifetime Income Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 19.0%; Daily MSCI EAFE Index Fund, 3.0%; S&P Mid-Cap 400 Index Fund, 2.0%; Russell 2000 Index Fund, 1.0%; Lehman Long Government Bond Fund, 25.0%; Limited Duration Bond Fund, 40.0%; and Short Term Investment Fund, 10.0%. Funds in

the 2010 Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 28.2%; Daily MSCI EAFE Index Fund, 4.7%; S&P Mid-Cap 400 Index Fund, 2.8%; Russell 2000 Index Fund, 1.8%; Lehman Long Government Bond Fund, 37.5%; Limited Duration Bond Fund, 19.2%; and Short Term Investment Fund, 5.8%. Funds in the 2020 Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 39.0%; Daily MSCI EAFE Index Fund, 14.0%; S&P Mid-Cap 400 Index Fund, 5.7%; Russell 2000 Index Fund, 3.8%; Lehman Long Government Bond Fund, 31.0%; Limited Duration Bond Fund, 1.5%; and Short Term Investment Fund, 5.0%. Funds in the 2030 Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 44.5%; Daily MSCI EAFE Index Fund, 19.5%; S&P Mid-Cap 400 Index Fund, 7.4%; Russell 2000 Index Fund, 7.1%; Lehman Long Government Bond Fund, 21.0%; and Short Term Investment Fund, 0.5%. Funds in the 2040 Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 45.0%; Daily MSCI EAFE Index Fund, 24.5%; S&P MidCap Index Fund, 9.8%; Russell 2000 Index Fund, 9.7%; and Lehman Long Government Bond Fund, 11.0%.

From and after May 1, 2007, funds in the Lifetime Income Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 26.0%; MSCI ACWI ex-US Index Fund, 4.0%; S&P MidCap Index Fund, 3.0%; Russell 2000 Index Fund, 2.0%; Lehman Aggregate Index Fund, 25.0%; TIPS Fund, 20.0%; and Principal Accumulation Fund, 20.0%. Funds in the 2010 Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 36.0%; MSCI ACWI ex-US Index Fund, 11.0%; S&P MidCap Index Fund, 4.8%; Russell 2000 Index Fund, 3.2%; Lehman Long Government Bond Fund, 20.0%; Lehman Aggregate Index Fund, 18.0%; and TIPS Fund, 7.0%. Funds in the 2020 Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 43.0%; MSCI ACWI ex-US Index Fund, 18.0%; S&P MidCap Index Fund, 6.9%; Russell 2000 Index Fund, 6.1%; Lehman Long Government Index Fund, 20.0%; Lehman Aggregate Index Fund, 4.0%; and TIPS Fund, 2.0%. Funds in the 2030 Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 45.0%; MSCI ACWI ex-US Index Fund, 23.0%; S&P MidCap Index Fund, 9.0%; Russell 2000 Index Fund, 9.0%; and Lehman Long Government Bond Fund, 14.0%. Funds in the 2040 Retirement Date Fund were allocated as follows: S&P 500 Index Fund, 45.0%; MSCI ACWI ex-US Index Fund, 25.0%; S&P MidCap Index Fund, 10.0%; Russell 2000 Index Fund, 10.0%; and Lehman Long Government Bond Fund, 10.0%.

For the year ended December 31, 2007, the Retirement Date Funds experienced a total return, net of expenses, of 5.71% for the Lifetime Income Retirement Date Fund, 6.26% for the 2010 Retirement Date Fund, 6.92% for the 2020 Retirement Date Fund, 7.09% for the 2030 Retirement Date Fund and 7.45% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the period ended December 31, 2007 was consistent with the relevant combination benchmarks after taking into account expenses.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting: The Collective Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) for each of the Funds, the three portfolios of the Structured Portfolio Service and the five Retirement Date Funds. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Collective Trust’s management conducted evaluations of the effectiveness of the internal control over financial reporting of each of the Funds and the three portfolios of the Structured Portfolio Service based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluations, the Collective Trust’s management concluded that internal control over financial reporting were effective as of December 31, 2007.

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

Philip J. Lussier.    Mr. Lussier, age 54, is the President and Chief Executive Officer of the Collective Trust and the Chief Executive Officer and Chairman of the Board of CitiStreet LLC. Prior to assuming his current position at CitiStreet LLC in March 2005, Mr. Lussier served as President of CitiStreet’s Retirement Services Division from December 2000 to March 2005. From April 1, 2000 until December 2000, Mr. Lussier served as Division President, Institutional Sales & Marketing, of CitiStreet. From January 1995 until the inception of CitiStreet in April 2000, he was a Senior Vice President of the Retirement Investment Services Division of State Street Global Advisors.

Beth M. Halberstadt.    Ms. Halberstadt, age 42, is the Vice President and Chief Financial Officer of the Collective Trust, an Executive Vice President and member of the Board of Directors of State Street, a Vice President of State Street Bank and program director of the ABA Retirement Funds. From September 1996 to January 1999, Ms. Halberstadt was Vice President and Client Service Manager in Retirement Investment Services, a part of State Street Bank Global Advisors, a division of State Street Bank.

Robert E. Fullam.    Mr. Fullam, age 46, is the Treasurer and Chief Accounting Officer of the Collective Trust, a Vice President of State Street and a Vice President of CitiStreet LLC, an affiliate of State Street Bank. Prior to joining CitiStreet in 2001, Mr. Fullam worked at State Street Bank in various capacities during the period of 1987 through 2001, including Account Controller, Client Representative, Compliance Analyst and Investment Officer.

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

State Street Bank, as sole trustee of each of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans, is the holder of record of all units of beneficial interests of each of the Funds, the portfolios of the Structured Portfolio Service and the Retirement Date Funds. None of State Street, State Street Bank or any officer of the Collective Trust beneficially owns any securities of the Collective Trust. As of December 31, 2007, no

person or entity vested with investment responsibility for the assets contributed to the Program owned more than 5% of the Units of beneficial interest in the Collective Trust or in any Investment Option offered thereunder, except that two Participants owned 5.40% and 6.94%, respectively, of the outstanding Units of the Lifetime Income Retirement Date Fund and four Participants owned 5.04%, 7.08%, 9.47% and 9.76%, respectively, of the outstanding Units of the 2010 Retirement Date Fund.

ITEM 13.	Certain Relationships and Related Transactions.

See Item 1, “Business—The Program” and “—Deductions and Fees” for information regarding certain relationships and transactions.

ITEM 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the principal auditor for the Collective Trust, for the audits of the Collective Trust’s annual financial statements and the effectiveness of internal control over financial reporting, and for the review of financial statements included in the Collective Trust’s quarterly reports filed on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements (such as comfort letters, statutory audits, attest services, consents and services to comply with generally accepted auditing standards) were $610,000 and $610,000 for the fiscal years ended December 31, 2007 and 2006, respectively.

Audit Fees consist of fees for professional services rendered for the audit of the Collective Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

The aggregate fees billed for assurance and related services provided to the Collective Trust by PwC that are reasonably related to the performance of the audit or review of the Collective Trust’s financial statements and not reported under “—Audit Fees” were $0 and $0 for the fiscal years ended December 31, 2007 and 2006, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by PwC to the Collective Trust for tax compliance, tax advice and tax planning were $0 and $0 for the fiscal years ended December 31, 2007 and 2006, respectively.

All Other Fees

The aggregate fees billed by PwC to the Collective Trust for any products and services not disclosed above were $0 and $0 for the fiscal years ended December 31, 2007 and 2006, respectively.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

ITEM 15(a).    The following documents are filed as part of this report:

1.	Financial Statements.

See page F-1 for an index to the Financial Statements included in this report.

2.	Exhibits are listed under Item 15(b) below.

ITEM 15(b).	Exhibits, including those incorporated by reference:

Exhibit No.	Description of Document

3.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust by State Street Bank and Trust Company, amended and restated December 5, 1991, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

3.2.1	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust by State Street Bank and Trust Company dated July 31, 1995, included as Exhibit 3.2 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

3.2.2	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated July 15, 2002, included as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

3.2.3	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated effective December 1, 2004, included as Exhibit 3.2.3 to Registrant’s Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto.

3.3	American Bar Association Members/State Street Collective Trust, Sixth Amended Fund Declaration for the Stable Asset Return Fund, included as Exhibit 3.3 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.4	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Intermediate Bond Fund, included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

3.5	American Bar Association Members/State Street Collective Trust, Eighth Amended and Restated Fund Declaration for the Balanced Fund, included as Exhibit 3.5.2 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

3.6	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Large-Cap Value Equity Fund, included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.7	American Bar Association Members/State Street Collective Trust, Eighth Amended and Restated Fund Declaration for the Large-Cap Growth Equity Fund, included as Exhibit 3.7 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

3.8	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the Index Equity Fund, included as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

3.9	American Bar Association Members/State Street Collective Trust, Ninth Amended and Restated Fund Declaration for the Small-Cap Equity Fund, included as Exhibit 3.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference thereto.

3.10	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the International Equity Fund, included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.11	American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Structured Portfolio Service, included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

3.12	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Growth Equity Fund, included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.13	American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Mid-Cap Value Equity Fund, included as Exhibit 3.13 to Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference thereto.

3.14	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective December 1, 2004, included as Exhibit 3.13 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

3.15	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations dated February 17, 2005, included as Exhibit 3.15 to Registrant’s Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference thereto.

3.16	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective as of October 1, 2005, included as Exhibit 3.16 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

3.17	American Bar Association Members/State Street Collective Trust, Fund Declaration for the Retirement Date Funds, included as Exhibit 3.17 to Registrant’s Form S-1 Registration Statement No. 333-132571 and incorporated herein by reference thereto.

3.18	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective as of August 1, 2006, included as Exhibit 3.18 to Registrant’s Form S-1 Registration Statement No. 333-132571 and incorporated herein by reference thereto.

4.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust and Fund Declaration for each Fund, the Structured Portfolio Service and the Retirement Date Funds, included in Exhibits No. 3.1 through 3.18 above.

10.1	Trust Agreement of the American Bar Association Members Retirement Trust, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.2	Trust Agreement of the American Bar Association Members Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.3	Amendment to the American Bar Association Members Retirement Trust dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.3 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference hereto.

10.3.1	Amendment Number Three to the American Bar Association Members Retirement Trust dated January 24, 2006 by and between ABA Retirement Funds and State Street Bank and Trust Company, included as Exhibit 10.3.1 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.4	Amendment to the American Bar Association Members Pooled Trust for Retirement Plans dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.4 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.4.1	Amendment Number Three to the American Bar Association Members Pooled Trust for Retirement Plans dated January 24, 2006 by and between ABA Retirement Funds and State Street Bank and Trust Company, included as Exhibit 10.4.1 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.5	American Bar Association Members Retirement Plan—Basic Plan Document No. 01 as amended and related adoption agreements, included as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.6	American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.7.1	Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.7.2	Amendment No. 1 effective December 1, 2004, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.2 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.7.3	Amendment No. 2 effective April 1, 2005, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.3 to Registrant’s Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference thereto.

10.7.4	Amendment No. 3 dated August 18, 2005 to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.3 to Registrant’s Current Report on Form 8-K filed August 23, 2005 and incorporated herein by reference thereto.

10.7.5	Amendment No. 4 dated January 24, 2006 to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and ABA Retirement Funds, included as Exhibit 10.7.5 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.7.6	Amendment No. 5 dated April 13, 2006 to the Administrative and Investment Services Agreement effective January 1, 2003 between State Street Bank and Trust Company and ABA Retirement Funds, included as Exhibit 10.7.6 to Registrant’s Form S-1 Registration Statement No. 333-132571 and incorporated herein by reference thereto.

10.8	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.8.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.8.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.9	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.9.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.10	Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.10.1	Amendment dated July 16, 2004 to Investment Advisor Agreement dated July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto.

10.10.2	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC, included as Exhibit 10.13.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.11	Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.11.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.14.1 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.12	Investment Advisor Agreement effective as of July 31, 1995 by and between State Street Bank and Trust Company and Sanford C. Bernstein & Co., Inc., included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.12.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Alliance Capital Management L.P., included as Exhibit 10.15.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.13	Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Turner Investment Partners, included as Exhibit No. 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

10.13.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Turner Investment Partners, included as Exhibit 10.19.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.14	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and Philadelphia International Advisors, LP, included as Exhibit 10.20 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.14.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Philadelphia International Advisors, LP, included as Exhibit 10.20.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.15	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.15.1	First Amendment to the Investment Advisor Agreement effective as of April 3, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21.1 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.15.2	Letter Agreement dated May 12, 2004 relating to Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto.

10.15.3	Amendment, dated October 26, 2004 to the Investment Advisor Agreement dated April 1, 2003, by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference thereto.

10.15.4	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21.4 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.16	Investment Advisor Agreement effective as of June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.22 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.16.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC, included as Exhibit 10.22.1 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.17	Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.23 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.18	Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management LLC, included as Exhibit 10.24 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.19	Agreement for Trustee Services between State Street Bank and Trust Company and State Street Bank and Trust Company of New Hampshire effective December 1, 2004, included as Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.20	Guaranty made as of December 1, 2004 by State Street Bank and Trust Company in favor of the American Bar Association Member/State Street Collective Trust, included as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.21	Investment Advisor Agreement effective as of December 1, 2004 by and between State Street Bank and Trust Company and Wellington Management Company, LLP, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 1, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.21.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Wellington Management Company, LLP, included as Exhibit 10.27.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.22	Investment Advisor Agreement effective as of December 1, 2004 by and between State Street Bank and Trust Company and Smith Asset Management Group, L.P., included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 1, 2004 and incorporated herein by reference thereto.

10.22.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Smith Asset Management Group, L.P., included as Exhibit 10.28.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.23	Investment Advisor Agreement effective as of March 1, 2006 by and between State Street Bank and Trust Company of New Hampshire and T. Rowe Price Associates, Inc., included as Exhibit 10.29 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.24	Investment Advisory Services Agreement dated January 24, 2006 by and among the American Bar Retirement Association (now called ABA Retirement Funds), State Street Bank and Trust Company and CitiStreet Advisors LLC, included as Exhibit 10.30 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.25	Investment Advisor Agreement effective as of November 1, 2006 by and between State Street Bank and Trust Company of New Hampsire and Wellington Management Company, LLP, included as Exhibit 10.31 to Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference thereto.

24.1*	Power of Attorney.

31.1*	Certification of Philip J. Lussier pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Philip J. Lussier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

ITEM 15(c).    Financial statement schedules and financial statements.

See page F-1 for an index to the Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

Date: February 29, 2008	By:	/s/ Philip J. Lussier
	Name:	Philip J. Lussier
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2008.

Signature	Title

/s/ Philip J. Lussier Philip J. Lussier	President and Chief Executive Officer of the American Bar Association Members/State Street Collective Trust (Principal Executive Officer)

/s/ Beth M. Halberstadt Beth M. Halberstadt	Vice President and Chief Financial Officer of the American Bar Association Members/ State Street Collective Trust (Principal Financial Officer)

/s/ Robert E. Fullam Robert E. Fullam	Treasurer and Chief Accounting Officer of the American Bar Association Members/State Street Collective Trust (Principal Accounting Officer)

/s/ Daniel J. Bouchard* Daniel J. Bouchard	Director of State Street Bank and Trust Company of New Hampshire

/s/ Nancy E. Grady* Nancy E. Grady	President, Chairman and Director of State Street Bank and Trust Company of New Hampshire

/s/ Beth M. Halberstadt Beth M. Halberstadt	Executive Vice President and Director of State Street Bank and Trust Company of New Hampshire

/s/ Gary E. Jenkins* Gary E. Jenkins	Clerk, General Counsel and Director of State Street Bank and Trust Company of New Hampshire

/s/ Thomas P. Kelly* Thomas P. Kelly	Director of State Street Bank and Trust Company of New Hampshire

Signature	Title

/s/ Karen E. Kruck* Karen E. Kruck	Director of State Street Bank and Trust Company of New Hampshire

/s/ Nancy H. Loucks* Nancy H. Loucks	Director of State Street Bank and Trust Company of New Hampshire

/s/ Scott W. Olson* Scott W. Olson	Executive Vice President and Director of State Street Bank and Trust Company of New Hampshire

/s/ William F. Weihs* William F. Weihs	Treasurer and Director of State Street Bank and Trust Company of New Hampshire

/s/ Mary M. Zeven* Mary M. Zeven	Director of State Street Bank and Trust Company of New Hampshire

*By	/s/ Beth M. Halberstadt
Name:	Beth M. Halberstadt Attorney-in-Fact

American Bar Association Members/State Street Collective Trust

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of the

American Bar Association Members/

State Street Collective Trust:

In our opinion, the accompanying financial statements listed in the index referenced under Item 15(a)(1) present fairly, in all material respects, the financial position of each of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund, and 2040 Retirement Date Fund (each hereafter referred to as a “Fund”), Conservative Structured Portfolio Service, Moderate Structured Portfolio Service, and Aggressive Structured Portfolio Service (each hereafter referred to as a “Portfolio”) constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the “Collective Trust”) at December 31, 2007, and the results of each of their operations, the changes in each of their net assets, and the financial highlights for each of the periods indicated in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Also in our opinion, the Collective Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Collective Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9(a). Our responsibility is to express opinions on these financial statements and on the Collective Trust’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 8 to the financial statements, the termination of the offering of the Conservative Structured Portfolio Service, Moderate Structured Portfolio Service, and Aggressive Structured Portfolio Service is currently anticipated to occur on or about March 28, 2008.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

February 29, 2008

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

	December 31, 2007
ASSETS
Investments, at value (cost $231,000,025)	$249,024,177	(a)
Investments in affiliated issuers, at value (cost $44,980,165)	44,980,165
American Bar Association Members/State Street Collective Trust investment funds, at value:
Intermediate Bond Fund (cost $140,135,802 and units of 7,653,004)	164,318,282	(b)
Cash	220
Receivable for fund units sold	553,258
Dividends receivable	326,319
Receivable for investments sold	260,373
Tax reclaims receivable	11,324

Total assets	459,474,118

LIABILITIES
Payable for cash collateral received on securities loaned	43,845,011	(c)
Payable for fund units redeemed	1,110,808
Payable for investments purchased	835,108
Investment advisory fee payable	155,856
State Street Bank and Trust Company—program fee payable	68,666
Trustee, management and administration fees payable	19,531
ABA Retirement Funds—program fee payable	8,991
Other accruals	98,426

Total liabilities	46,142,397

Net Assets (equivalent to $89.65 per unit based on 4,610,378 units outstanding)	$413,331,721

(a)	Includes securities on loan with a value of $45,535,722 (see Note 6).
(b)	Indicates an affilated issuer.
(c)	Excludes non-cash collateral of $2,885,492 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Operations

For the year ended December 31, 2007
Investment income
Dividends (net of foreign tax expense of $17,351)	$4,468,725
Dividends—affiliated issuers	168,630
Securities lending income	68,324

Total investment income	4,705,679

Expenses
State Street Bank and Trust Company—program fee	910,056
Investment advisory fee	658,045
Trustee, management and administration fees	255,827
ABA Retirement Funds—program fee	117,368
Legal and audit fees	85,839
Compliance consultant fees	84,560
Reports to unitholders	40,438
Registration fees	8,749
Other fees	37,594

Total expenses	2,198,476

Net investment income (loss)	2,507,203

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	39,250,330
Intermediate Bond Fund	1,109,428

Net realized gain (loss)	40,359,758

Change in net unrealized appreciation (depreciation) on:
Investments	(29,972,184)

Change in net unrealized appreciation (depreciation)	(29,972,184)

Net realized and unrealized gain (loss)	10,387,574

Net increase (decrease) in net assets resulting from operations	$12,894,777

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2006	2007
From operations
Net investment income (loss)	$2,274,570	$2,507,203
Net realized gain (loss)	26,148,949	40,359,758
Change in net unrealized appreciation (depreciation)	5,570,994	(29,972,184)

Net increase (decrease) in net assets resulting from operations	33,994,513	12,894,777

From unitholder transactions
Proceeds from units issued	60,918,646	53,154,768
Cost of units redeemed	(116,447,707)	(100,122,948)

Net increase (decrease) in net assets from unitholder transactions	(55,529,061)	(46,968,180)

Net increase (decrease) in net assets	(21,534,548)	(34,073,403)

Net Assets
Beginning of year	468,939,672	447,405,124

End of year	$447,405,124	$413,331,721

Number of units
Outstanding—beginning of year	5,787,593	5,127,643
Issued	728,865	590,190
Redeemed	(1,388,815)	(1,107,455)

Outstanding—end of year	5,127,643	4,610,378

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2003	2004	2005	2006	2007
Investment income†	$1.60	$1.25	$0.71	$0.84	$0.96
Expenses(†)††	(0.47)	(0.42)	(0.36)	(0.43)	(0.45)

Net investment income (loss)	1.13	0.83	0.35	0.41	0.51
Net realized and unrealized gain (loss)	13.21	4.37	3.50	5.82	1.89

Net increase (decrease) in unit value	14.34	5.20	3.85	6.23	2.40
Net asset value at beginning of year	57.63	71.97	77.17	81.02	87.25

Net asset value at end of year	$71.97	$77.17	$81.02	$87.25	$89.65

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.74%	0.58%	0.46%	0.51%	0.50%
Ratio of net investment income (loss) to average net assets	1.77%	1.13%	0.46%	0.49%	0.57%
Portfolio turnover†††	122%	47%	22%	18%	24%
Total return	24.88%	7.23%	4.99%	7.69%	2.75%
Net Assets at end of year (in thousands)	$457,861	$475,941	$468,940	$447,405	$413,332

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds in which the Fund invests a portion of its assets and, with respect to periods commencing on July 1, 2004, does not include expenses charged to the Intermediate Bond Fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in the Intermediate Bond Fund commencing July 1, 2004, portfolio turnover reflects purchases and sales of the Intermediate Bond Fund in which the Fund invests a portion of its assets, rather than turnover of the underlying portfolio of the Intermediate Bond Fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMON STOCK—59.8%
BASIC MATERIALS—2.3%
Chemicals—0.9%
Celanese Corp. Series A	13,800	$584,016
Potash Corp. of Saskatchewan, Inc.	21,800	3,138,328

		3,722,344

Iron/Steel—0.2%
Allegheny Technologies, Inc.	3,700	319,680
Cleveland-Cliffs, Inc.	2,500	252,000

		571,680

Mining—1.2%
Barrick Gold Corp.	77,600	3,263,080
Freeport-McMoRan Copper & Gold, Inc.	7,100	727,324
Newmont Mining Corp.	19,900	971,717

		4,962,121

		9,256,145

COMMUNICATIONS—8.4%
Advertising—0.2%
Omnicom Group, Inc.	14,600	693,938

Internet—3.0%
eBay, Inc.*	99,800	3,312,362
Google, Inc.*	10,200	7,053,096
Yahoo!, Inc.*	85,500	1,988,730

		12,354,188

Media—1.7%
CBS Corp. Class B	47,850	1,303,913
Comcast Corp.*	31,350	572,451
Gannett Co., Inc.	17,000	663,000
Time Warner Cable, Inc. Class A*	21,900	604,440
Time Warner, Inc.	34,700	572,897
Viacom, Inc. Class B*	10,950	480,924
Walt Disney Co.	89,700	2,895,516

		7,093,141

Telecommunication—3.5%
American Tower Corp.*	22,400	954,240
AT&T, Inc.	61,000	2,535,160
Ciena Corp.*	8,300	283,113
Cisco Systems, Inc.*	133,900	3,624,673
Corning, Inc.	23,200	556,568
Level 3 Communications, Inc.*(a)	189,800	576,992

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
Polycom, Inc.*	19,400	$538,932
Qualcomm, Inc.	76,700	3,018,145
Time Warner Telecom, Inc. Class A*(a)	86,500	1,755,085
Verizon Communications, Inc.	19,600	856,324

		14,699,232

		34,840,499

CONSUMER, CYCLICAL—5.7%
Airlines—0.1%
Southwest Airlines Co.	42,400	517,280

Apparel—0.4%
Hanesbrands, Inc.*(a)	54,687	1,485,846

Auto Manufacturers—0.7%
Ford Motor Co.*(a)	336,600	2,265,318
General Motors Corp.(a)	32,100	798,969

		3,064,287

Auto Parts & Equipment—0.2%
Johnson Controls, Inc.	21,100	760,444

Home Builders—0.1%
Lennar Corp.(a)	15,200	271,928

Lodging—0.4%
Las Vegas Sands Corp.*(a)	14,200	1,463,310
Starwood Hotels & Resorts Worldwide, Inc.	5,100	224,553

		1,687,863

Retail—3.8%
Best Buy Co., Inc.(a)	62,600	3,295,890
Costco Wholesale Corp.	12,400	865,024
Home Depot, Inc.	38,400	1,034,496
Lowe’s Cos., Inc.	139,100	3,146,442
McDonald’s Corp.	16,700	983,797
Nordstrom, Inc.(a)	15,600	572,988
Starbucks Corp.*(a)	24,400	499,468
Target Corp.	90,600	4,530,000
Urban Outfitters, Inc.*(a)	30,300	825,978

		15,754,083

		23,541,731

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONSUMER, NON-CYCLICAL—13.5%
Agriculture—1.0%
Altria Group, Inc.	39,500	$2,985,410
Monsanto Co.	8,900	994,041

		3,979,451

Beverages—1.3%
Anheuser-Busch Cos., Inc.	10,500	549,570
Coca-Cola Co.	26,900	1,650,853
PepsiCo, Inc.	41,800	3,172,620

		5,373,043

Biotechnology—1.4%
Genentech, Inc.*	71,600	4,802,212
Millennium Pharmaceuticals, Inc.*	81,800	1,225,364

		6,027,576

Commercial Services—0.2%
Monster Worldwide, Inc.*	10,900	353,160
Moody’s Corp.(a)	18,000	642,600

		995,760

Cosmetics/Personal Care—0.1%
Avon Products, Inc.	11,800	466,454

Food—1.6%
Campbell Soup Co.	18,900	675,297
General Mills, Inc.	7,800	444,600
Kraft Foods, Inc. Class A	75,600	2,466,828
Sara Lee Corp.	105,600	1,695,936
Unilever NV (New York Shares) (ADR)	32,600	1,188,596

		6,471,257

Healthcare-Products—1.4%
Baxter International, Inc.	67,200	3,900,960
Medtronic, Inc.	41,200	2,071,124

		5,972,084

Healthcare-Services—1.8%
DaVita, Inc.*	30,600	1,724,310
UnitedHealth Group, Inc.	96,000	5,587,200

		7,311,510

Household Products—0.2%
Fortune Brands, Inc.	7,300	528,228

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Household Products (Continued)
Jarden Corp.*(a)	9,200	$217,212

		745,440

Pharmaceuticals—4.5%
Abbott Laboratories	19,500	1,094,925
Allergan, Inc.	29,200	1,875,808
AstraZeneca PLC (ADR)	65,453	2,802,697
Bristol-Myers Squibb Co.	53,700	1,424,124
Forest Laboratories, Inc.*	71,000	2,587,950
ImClone Systems, Inc.*	43,900	1,887,700
Pfizer, Inc.	60,300	1,370,619
Sanofi-Aventis (ADR)	57,400	2,613,422
Sepracor, Inc.*(a)	39,400	1,034,250
Teva Pharmaceutical Industries Ltd. (ADR)	23,000	1,069,040
Wyeth	15,400	680,526

		18,441,061

		55,783,636

ENERGY—5.0%
Coal—0.4%
Arch Coal, Inc.(a)	15,300	687,429
Peabody Energy Corp.	15,000	924,600

		1,612,029

Oil & Gas—2.4%
Anadarko Petroleum Corp.	9,500	624,055
Chevron Corp.	9,870	921,167
ConocoPhillips	13,200	1,165,560
EOG Resources, Inc.	7,200	642,600
Exxon Mobil Corp.	21,966	2,057,995
Royal Dutch Shell PLC Class A (ADR)	53,500	4,504,700

		9,916,077

Oil & Gas Services—2.1%
Baker Hughes, Inc.	17,840	1,446,824
BJ Services Co.	64,400	1,562,344
Schlumberger Ltd.	38,992	3,835,643
Weatherford International Ltd.*	28,100	1,927,660

		8,772,471

Pipelines—0.1%
Kinder Morgan Management LLC	2,743	145,214

		20,445,791

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2007

	Shares	Value
FINANCIAL—10.0%
Banks—2.2%
Capital One Financial Corp.	18,600	$879,036
Fifth Third Bancorp	28,400	713,692
SunTrust Banks, Inc.	14,400	899,856
Wachovia Corp.	122,800	4,670,084
Wells Fargo & Co.	63,352	1,912,597

		9,075,265

Diversified Financial Services—4.1%
AmeriCredit Corp.*(a)	31,100	397,769
Fannie Mae	42,800	1,711,144
Freddie Mac	41,800	1,424,126
Goldman Sachs Group, Inc.	17,600	3,784,880
IndyMac Bancorp, Inc.(a)	51,400	305,830
JPMorgan Chase & Co.	117,752	5,139,875
Lehman Brothers Holdings, Inc.(a)	28,700	1,878,128
Merrill Lynch & Co., Inc.	6,500	348,920
SLM Corp.(a)	104,780	2,110,269

		17,100,941

Insurance—2.7%
Aflac, Inc.	15,800	989,554
Ambac Financial Group, Inc.(a)	39,100	1,007,607
American International Group, Inc.	51,000	2,973,300
Berkshire Hathaway, Inc.*(a)	15	2,124,000
Marsh & McLennan Cos., Inc.	55,500	1,469,085
MBIA, Inc.(a)	51,300	955,719
Progressive Corp.(a)	34,100	653,356
XL Capital Ltd.	15,700	789,867

		10,962,488

REITS—0.2%
Douglas Emmett, Inc.	17,000	384,370
General Growth Properties, Inc.	7,200	296,496
Host Hotels & Resorts, Inc.	8,264	140,818

		821,684

Savings & Loans—0.8%
Hudson City Bancorp, Inc.(a)	132,400	1,988,648
Washington Mutual, Inc.(a)	111,936	1,523,449

		3,512,097

		41,472,475

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2007

	Shares	Value
INDUSTRIAL—7.1%
Aerospace & Defense—1.1%
Boeing Co.	24,900	$2,177,754
United Technologies Corp.	30,800	2,357,432

		4,535,186

Building Materials—0.1%
Owens Corning, Inc.*(a)	17,800	359,916

Electrical Components & Equipment—0.4%
Emerson Electric Co.	16,100	912,226
Energizer Holdings, Inc.*(a)	6,400	717,632

		1,629,858

Electronics—0.7%
Agilent Technologies, Inc.*	19,500	716,430
Flextronics International Ltd.*	61,500	741,690
Jabil Circuit, Inc.(a)	96,400	1,472,028

		2,930,148

Engineering & Construction—0.7%
Fluor Corp.	20,800	3,030,976

Machinery-Construction & Mining—0.1%
Caterpillar, Inc.	7,500	544,200

Miscellaneous Manufacturing—2.7%
Cooper Industries Ltd.	10,800	571,104
Danaher Corp.	19,000	1,667,060
General Electric Co.	155,600	5,768,092
Illinois Tool Works, Inc.(a)	37,700	2,018,458
Siemens AG (ADR)	4,500	708,120
Tyco International Ltd.	10,200	404,430

		11,137,264

Transportation—1.3%
FedEx Corp.	10,700	954,119
United Parcel Service, Inc. Class B(a)	60,800	4,299,776

		5,253,895

		29,421,443

TECHNOLOGY—6.8%
Computers—2.1%
Affiliated Computer Services, Inc.*	11,600	523,160
Brocade Communications Systems, Inc.*	111,100	815,474
Dell, Inc.*	40,000	980,400
Hewlett-Packard Co.	23,400	1,181,232

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2007

	Shares	Value
TECHNOLOGY (Continued)

Computers (Continued)
Network Appliance, Inc.*	11,500	$287,040
Qimonda AG (ADR)*(a)	55,300	395,395
SanDisk Corp.*(a)	90,800	3,011,836
Seagate Technology	46,100	1,175,550
Sun Microsystems, Inc.*	29,975	543,447

		8,913,534

Semiconductors—2.9%
Altera Corp.(a)	80,200	1,549,464
Applied Materials, Inc.	189,600	3,367,296
Intel Corp.	49,500	1,319,670
KLA-Tencor Corp.(a)	61,800	2,976,288
Lam Research Corp.*(a)	13,800	596,574
Micron Technology, Inc.*(a)	218,300	1,582,675
Silicon Laboratories, Inc.*	4,900	183,407
Xilinx, Inc.(a)	16,400	358,668

		11,934,042

Software—1.8%
Cerner Corp.*(a)	10,000	564,000
Microsoft Corp.	107,400	3,823,440
Oracle Corp.*	39,000	880,620
Paychex, Inc.	23,300	843,926
SAP AG (ADR)(a)	11,300	576,865
VeriFone Holdings, Inc.*(a)	28,400	660,300

		7,349,151

		28,196,727

UTILITIES—1.0%

Electric—1.0%
AES Corp.*	27,200	581,808
Allegheny Energy, Inc.	11,800	750,598
Edison International	30,600	1,633,122
MDU Resources Group, Inc.	21,500	593,615
Pinnacle West Capital Corp.(a)	16,100	682,801

		4,241,944

		4,241,944

TOTAL COMMON STOCK (cost $229,041,506)		247,200,391

CONVERTIBLE PREFERRED STOCKS—0.4%
CONSUMER, NON-CYCLICAL—0.1%

Pharmaceuticals—0.1%
Schering-Plough Corp. 6% 8/13/2010	2,600	631,306

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2007

	Shares	Value
FINANCIAL—0.3%
Diversified Financial Services—0.1%
SLM Corp. 7.25% 12/15/2010	160	$165,880

Savings & Loans—0.2%
Washington Mutual, Inc. 7.75% 12/31/2049	1,160	1,026,600

		1,192,480

TOTAL CONVERTIBLE PREFERRED STOCKS (cost $1,958,519)		1,823,786

	Units
INVESTMENT FUNDS—39.8%
American Bar Association Members/State Street Collective Trust Intermediate Bond Fund (cost $140,135,802)	7,653,004	164,318,282

SHORT-TERM INVESTMENTS—10.9%
Affiliated Funds—10.9%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	1,135,154	1,135,154
State Street Quality D Short Term Investment Fund(b)(c)	43,845,011	43,845,011

TOTAL SHORT-TERM INVESTMENTS (cost $44,980,165)		44,980,165

TOTAL INVESTMENTS—110.9% (cost $416,115,992)		458,322,624
Liabilities in excess of other assets—(10.9%)		(44,990,903)

NET ASSETS—100.0%		$413,331,721

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

December 31, 2007
ASSETS
Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $317,293,241 and units of 34,830,779)	$439,634,097
Receivable for fund units sold	800,603

Total assets	440,434,700

LIABILITIES
Payable for fund units redeemed	1,304,526
State Street Bank and Trust Company—program fee payable	119,937
Trustee, management and administration fees payable	34,032
ABA Retirement Funds—program fee payable	15,108
Other accruals	157,932

Total liabilities	1,631,535

Net Assets (equivalent to $38.45 per unit based on 11,413,546 units outstanding)	$438,803,165

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Operations

For the year ended December 31, 2007
Investment Income
Securities lending income distributed by underlying affiliated fund	$81,072

Total investment income	81,072

Expenses
State Street Bank and Trust Company—program fee	1,466,065
Trustee, management and administration fees	412,066
ABA Retirement Funds—program fee	189,068
Legal and audit fees	137,014
Compliance consultant fees	134,974
Reports to unitholders	64,548
Registration fees	13,965
Other fees	60,151

Total expenses	2,477,851

Net investment income (loss)	(2,396,779)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	9,477,936
Change in net unrealized appreciation (depreciation)	14,465,806

Net realized and unrealized gain (loss)	23,943,742

Net increase (decrease) in net assets resulting from operations	$21,546,963

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2006	2007
From operations
Net investment income (loss)	$(2,371,153)	$(2,396,779)
Net realized gain (loss)	4,584,394	9,477,936
Change in net unrealized appreciation (depreciation)	58,054,176	14,465,806
Net increase from payments made by affiliates	62	—

Net increase (decrease) in net assets resulting from operations	60,267,479	21,546,963

From unitholder transactions
Proceeds from units issued	80,100,378	80,367,372
Cost of units redeemed	(106,058,962)	(100,122,497)

Net increase (decrease) in net assets from unitholder transactions	(25,958,584)	(19,755,125)

Net increase (decrease) in net assets	34,308,895	1,791,838
Net Assets
Beginning of year	402,702,432	437,011,327

End of year	$437,011,327	$438,803,165

Number of units
Outstanding—beginning of year	12,621,390	11,900,880
Issued	2,380,293	2,104,446
Redeemed	(3,100,803)	(2,591,780)

Outstanding—end of year	11,900,880	11,413,546

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2003	2004	2005	2006	2007
Investment income†(a)	$0.00	$0.00	$0.00	$0.00	$0.01
Expenses(†)††	(0.12)	(0.14)	(0.16)	(0.19)	(0.21)

Net investment income (loss)	(0.12)	(0.14)	(0.16)	(0.19)	(0.20)
Net realized and unrealized gain (loss)	6.42	3.23	1.87	5.00 (b)	1.93

Net increase (decrease) in unit value	6.30	3.09	1.71	4.81	1.73
Net asset value at beginning of year	20.81	27.11	30.20	31.91	36.72

Net asset value at end of year	$27.11	$30.20	$31.91	$36.72	$38.45

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.51%	0.50%	0.52%	0.57%	0.54%
Ratio of net investment income (loss) to average net assets	(0.50)%	(0.49)%	(0.51)%	(0.56)%	(0.52)%
Portfolio turnover†††	7%	7%	7%	6%	6%
Total return	30.27%	11.40%	5.66%	15.07%	4.71%
Net Assets at end of year (in thousands)	$318,880	$382,172	$402,702	$437,011	$438,803

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Amounts less than $0.005 per unit are rounded to zero.
(b)	Net of payment made by the Program’s record keeper, an affiliate, who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

	December 31, 2007
ASSETS
Investments, at value (cost $563,197,320)	$568,379,549	(a)
Investments in affiliated issuers, at value (cost $41,645,450)	41,645,450
Foreign currency, at value (cost $1,956,547)	1,937,564
Receivable for investments sold on delayed delivery basis	124,751,680
Receivable for investments sold	8,577,429
Interest receivable	3,379,189
Receivable for fund units sold	763,763
Gross unrealized appreciation of forward currency exchange contracts	393,091
Swap contracts, at value	647,901

Total assets	750,475,616

LIABILITIES
Due to custodian	122,709
Payable for investments purchased on a delayed delivery basis	168,143,867
Payable for investments purchased	56,150,821
Payable for cash collateral received on securities loaned	36,763,820
Swap contracts, at value	2,834,648
Payable for fund units redeemed	1,192,208
Payable for futures variation margin	450,803
State Street Bank and Trust Company—program fee payable	130,163
Investment advisory fee payable	110,208
Trustee, management and administration fees payable	36,925
ABA Retirement Funds—program fee payable	16,993
Other accruals	160,818

Total liabilities	266,113,983

Net Assets (equivalent to $21.47 per unit based on 22,558,121 units outstanding)	$484,361,633

(a)	Includes securities on loan with a value of $36,022,587 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

For the year ended December 31, 2007
Investment Income
Dividends	$12,500
Dividends—affiliated issuers	764,846
Interest—unaffiliated issuers	23,609,361
Securities lending income	118,008

Total investment income	24,504,715

Expenses
State Street Bank and Trust Company—program fee	1,495,933
Investment advisory fee	1,266,143
Trustee, management and administration fees	420,398
ABA Retirement Funds—program fee	192,921
Legal and audit fees	138,537
Compliance consultant fees	136,476
Reports to unitholders	65,266
Registration fees	14,120
Other fees	60,892

Total expenses	3,790,686

Net investment income (loss)	20,714,029

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	4,307,845
Foreign currency transactions	3,242
Futures contracts	(6,502,079)
Swap contracts	4,520,583

Net realized gain (loss)	2,329,591

Change in net unrealized appreciation (depreciation) on:
Investments	7,027,177
Foreign currency transactions	360,948
Futures contracts	4,899,651
Swap contracts	1,195,215

Change in net unrealized appreciation (depreciation)	13,482,991

Net realized and unrealized gain (loss)	15,812,582

Net increase (decrease) in net assets resulting from operations	$36,526,611

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2006	2007
From operations
Net investment income (loss)	$18,889,236	$20,714,029
Net realized gain (loss) from investments and foreign currency transactions	(1,876,184)	2,329,591
Change in net unrealized appreciation (depreciation)	(186,883)	13,482,991

Net increase (decrease) in net assets resulting from operations	16,826,169	36,526,611

From unitholder transactions
Proceeds from units issued	81,500,652	83,881,796
Cost of units redeemed	(94,652,637)	(93,765,533)

Net increase (decrease) in net assets from unitholder transactions	(13,151,985)	(9,883,737)

Net increase (decrease) in net assets	3,674,184	26,642,874
Net Assets
Beginning of year	454,044,575	457,718,759

End of year	$457,718,759	$484,361,633

Number of units
Outstanding—beginning of year	23,695,486	23,028,142
Issued	4,208,673	4,127,819
Redeemed	(4,876,017)	(4,597,840)

Outstanding—end of year	23,028,142	22,558,121

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2003	2004	2005	2006	2007
Investment income†	$0.67	$0.46	$0.81	$0.96	$1.06
Expenses(†)††	(0.14)	(0.14)	(0.15)	(0.16)	(0.16)

Net investment income (loss)	0.53	0.32	0.66	0.80	0.90
Net realized and unrealized gain (loss)	0.23	0.40	(0.29)	(0.08)	0.69

Net increase (decrease) in unit value	0.76	0.72	0.37	0.72	1.59
Net asset value at beginning of year	17.31	18.07	18.79	19.16	19.88

Net asset value at end of year	$18.07	$18.79	$19.16	$19.88	$21.47

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.80%	0.78%	0.79%	0.84%	0.81%
Ratio of net investment income (loss) to average net assets	2.97%	1.71%	3.48%	4.14%	4.42%
Portfolio turnover	441%	453%	458%	389%	489%
Total return	4.39%	3.98%	1.97%	3.76%	8.00%
Net Assets at end of year (in thousands)	$236,011	$441,709	$454,045	$457,719	$484,362

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2007

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES—0.9%
Collateralized Mortgage Obligations (CMO)—0.8%
Bear Stearns Adjustable Rate Mortgage Trust 5.61% 2/25/2033(a)	$228,897	$228,002
Bear Stearns Alt-A Trust 5.37% 5/25/2035(a)	1,128,522	1,115,088
CS First Boston Mortgage Securities Corp. 5.64% 5/25/2032(a)	29,649	29,550
Merrill Lynch Mortgage Investors Trust 5.08% 2/25/2036(a)	805,257	774,964
Residential Asset Securitization Trust 5.50% 1/25/2034	838,446	835,573
Residential Funding Mortgage Securities I 6.50% 3/25/2032	179,392	179,221
Salomon Brothers Mortgage Securities VII, Inc. 5.37% 5/25/2032(a)(b)	122,916	122,373
Washington Mutual Mortgage Pass Through Certificates 5.16% 7/25/2045(a)	725,859	687,089
Washington Mutual Mortgage Securities Corp. 5.97% 2/25/2033(a)	29,979	29,873

		4,001,733

Other Asset Backed—0.1%
CVS Caremark Corp. 6.20% 10/10/2025(b)	62,574	60,697
Ras Laffan Liquefied Natural Gas Co. Ltd. 8.29% 3/15/2014(b)	255,000	284,421

		345,118

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $4,439,503)		4,346,851

U.S. GOVERNMENT & AGENCY OBLIGATIONS—88.8%
AGENCY MORTGAGE BACKED SECURITIES—73.8%
Federal Home Loan Mortgage Corp. (FHLMC)—5.5%
FHLMC
4.30% 1/30/2008(c)	100,000	99,653
5.00% 10/1/2035—12/1/2035	2,907,816	2,838,997
5.50% 12/1/2034 TBA	17,000,000	16,952,196
6.26% 7/25/2044(a)	3,578,330	3,577,208
7.00% 9/1/2037	1,947,620	1,997,300
7.50% 7/1/2021—9/1/2032	696,047	742,345
8.00% 11/1/2029—7/1/2031	209,089	223,946
8.50% 3/1/2030—10/1/2030	59,284	63,610
9.50% 4/15/2020	8,269	8,725
10.00% 9/1/2017—11/1/2020	41,803	45,377
10.50% 4/1/2016—2/1/2021	15,483	17,555
11.00% 9/1/2020	4,068	4,704

		26,571,616

Federal National Mortgage Association (FNMA)—58.8%
FNMA
Zero Coupon 1/25/2008	800,000	797,712
4.00% 7/1/2018—4/1/2020	19,700,251	18,927,459
4.50% 2/1/2035—10/1/2035	5,938,448	5,623,524

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2007

	Principal Amount	Value
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA) (Continued)
5.00% 2/1/2019—12/1/2037 TBA	$87,593,387	$85,542,661
5.50% 10/1/2033—12/1/2037 TBA	143,498,449	143,462,424
6.00% 4/1/2016—12/1/2036 TBA	831,028	850,781
6.42% 4/1/2032(a)	125,706	127,464
6.50% 4/1/2029—11/1/2037 TBA	24,847,461	25,558,027
7.00% 5/1/2024—6/1/2032	1,192,926	1,263,945
7.50% 9/1/2029—2/1/2032	346,886	370,168
8.00% 5/1/2029—4/1/2032	924,130	987,507
8.50% 9/25/2020—1/1/2031	981,026	1,056,375
9.50% 4/1/2030	137,778	150,920
10.00% 5/1/2022—11/1/2024	106,317	121,338
10.50% 10/1/2018	18,427	21,137
11.00% 9/1/2019	23,316	26,640
11.50% 11/1/2019	4,840	5,382

		284,893,464

Government National Mortgage Association (GNMA)—9.5%
GNMA
5.00% 11/1/2033 TBA	12,000,000	11,823,744
5.50% 4/1/2034—9/15/2037 TBA	19,924,573	20,070,478
5.63% 7/20/2025—9/20/2027(a)	94,983	95,588
6.00% 3/15/2036—11/15/2037	12,724,404	13,030,054
6.13% 10/20/2025—12/20/2027(a)	61,878	62,723
6.38% 2/20/2025—5/20/2025(a)	144,489	146,475
9.00% 12/15/2017	47,700	51,278
9.50% 9/15/2017—12/15/2021	176,982	192,866
10.00% 3/15/2018—2/15/2025	389,228	449,058
10.50% 9/15/2015—3/15/2020	53,338	61,802
11.00% 12/15/2009—2/15/2025	85,012	98,076

		46,082,142

U.S. GOVERNMENT OBLIGATIONS—15.0%
U.S. Treasury Bonds—2.6%
United States Treasury Bonds
5.38% 2/15/2031(c)	2,100,000	2,365,946
6.75% 8/15/2026(c)	1,400,000	1,792,000
6.88% 8/15/2025(c)	4,400,000	5,657,436
8.13% 8/15/2019(c)	1,300,000	1,752,360
8.75% 8/15/2020(c)	900,000	1,281,445

		12,849,187

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2007

	Principal Amount		Value
U.S. GOVERNMENT OBLIGATIONS (Continued)
U.S. Treasury Inflation Indexed Bonds—5.5%
United States Treasury Inflation Indexed Bonds
0.88% 4/15/2010(d)		$11,201,001	$11,163,377
2.00% 4/15/2012(d)		2,795,472	2,897,244
2.00% 1/15/2014(c)(d)		2,260,280	2,335,759
2.38% 4/15/2011—1/15/2025(d)		8,567,908	9,001,129
2.50% 7/15/2016(d)		936,477	998,664

			26,396,173

U.S. Treasury Notes—6.9%
United States Treasury Notes
4.25% 11/15/2017(c)		7,400,000	7,528,923
4.50% 3/31/2012		7,400,000	7,734,154
4.63% 12/31/2011		13,000,000	13,635,778
4.63% 2/29/2012(c)		4,200,000	4,407,375

			33,306,230

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $427,771,938)			430,098,812

FOREIGN GOVERNMENT OBLIGATIONS—2.7%
Italy—0.1%
Republic of Italy 3.80% 3/27/2008	JPY	29,000,000	261,190

Japan—1.5%
Japanese Government Bond 0.35% 3/19/2008	JPY	800,000,000	7,153,915

Mexico—0.2%
United Mexican States
8.00% 9/24/2022		$625,000	768,125
8.30% 8/15/2031(c)		250,000	322,875

			1,091,000

United Kingdom—0.9%
United Kingdom(Government of) 4.25% 3/7/2011	GBP	2,300,000	4,542,852

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $12,311,268)			13,048,957

CORPORATE BONDS—21.1%
COMMUNICATIONS—3.2%
Telecommunication—3.2%
AT&T, Inc.
4.96% 5/15/2008(a)		4,300,000	4,296,001
5.08% 11/14/2008(a)		3,000,000	2,995,881
BellSouth Corp.
4.24% 4/26/2008(b)		4,600,000	4,583,633
4.97% 8/15/2008(a)		2,200,000	2,196,487

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2007

	Principal Amount		Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
Qwest Corp. 6.50% 6/1/2017(c)		$1,500,000	$1,436,250

			15,508,252

CONSUMER, CYCLICAL—0.5%
Lodging—0.5%
Harrah’s Operating Co., Inc. 5.50% 2/8/2008(a)(b)		2,300,000	2,301,191

CONSUMER, NON-CYCLICAL—1.6%
Biotechnology—0.8%
Amgen, Inc. 5.13% 11/28/2008(a)(b)		4,000,000	3,995,168

Food—0.1%
Kraft Foods, Inc. 6.88% 2/1/2038		400,000	415,276

Tobacco—0.7%
Altria Group, Inc. 7.00% 11/4/2013		3,000,000	3,355,011

			7,765,455

ENERGY—1.7%
Coal—0.1%
Peabody Energy Corp. 7.88% 11/1/2026(c)		300,000	304,500

Oil & Gas—1.5%
ConocoPhillips Australia Funding Co. 5.34% 4/9/2009(a)		5,168,000	5,160,041
Transocean, Inc. 5.34% 9/5/2008(a)		2,200,000	2,189,031

			7,349,072

Pipelines—0.1%
El Paso Corp. 7.00% 5/15/2011		450,000	458,374

			8,111,946

FINANCIAL—13.7%
Banks—6.4%
American Express Centurion Bank 6.00% 9/13/2017		9,500,000	9,552,944
Bank of America Corp. 6.00% 9/1/2017(c)		9,400,000	9,603,717
Barclays Bank PLC 6.05% 12/4/2017(b)		3,000,000	3,022,857
Deutsche Bank AG 6.00% 9/1/2017(c)		2,000,000	2,073,946
Rabobank Nederland 0.20% 6/20/2008	JPY	650,000,000	5,797,441
VTB Capital SA 5.49% 8/1/2008(a)(b)		900,000	891,000

			30,941,905

Diversified Financial Services—6.9%
American Honda Finance Corp. 5.21% 3/9/2009(a)(b)		4,600,000	4,601,325
Bear Stearns Cos., Inc. 6.95% 8/10/2012		2,000,000	2,056,400

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2007

	Principal Amount		Value
FINANCIAL (Continued)
Diversified Financial Services (Continued)
Goldman Sachs Group, Inc.
4.97% 12/22/2008(a)		$4,600,000	$4,587,042
6.25% 9/1/2017(c)		6,800,000	7,074,040
6.75% 10/1/2037		400,000	391,911
Lehman Brothers Holdings, Inc. 6.75% 12/28/2017		600,000	618,419
Merrill Lynch & Co., Inc. 6.40% 8/28/2017(c)		4,100,000	4,165,428
Morgan Stanley
4.93% 5/7/2009(a)		200,000	197,522
5.55% 4/27/2017(c)		4,400,000	4,290,739
SLM Corp.
4.96% 4/18/2008(a)(b)		4,600,000	4,551,369
5.04% 4/14/2008(a)		1,200,000	1,192,393

			33,726,588

Insurance—0.4%
ASIF III Jersey Ltd. 0.95% 7/15/2009	JPY	214,000,000	1,907,652

			66,576,145

UTILITIES—0.4%
Electric—0.4%
Edison Mission Energy
7.00% 5/15/2017		700,000	687,750
7.20% 5/15/2019		800,000	786,000
Entergy Gulf States, Inc. 3.60% 6/1/2008		95,000	94,279
PSEG Power LLC 6.95% 6/1/2012		400,000	426,443

			1,994,472

TOTAL CORPORATE BONDS (cost $100,589,958)			102,257,461

BANK LOANS—2.2%
BASIC MATERIALS—0.8%
Georgia Pacific Corp. 6.76% 12/20/2012(a)		3,920,000	3,738,700

CONSUMER, CYCLICAL—0.9%
Chrysler Financial Corp.
9.00% 8/3/2012(a)		4,588,500	4,426,338

CONSUMER, NON-CYCLICAL—0.5%
Community Health Systems, Inc.
4.00% 7/2/2014(a)		89,407	86,175
7.33% 7/2/2014(a)		1,333,272	1,285,080
HCA, Inc. 7.61% 11/16/2013(a)		997,487	962,284

			2,333,539

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2007

	Shares	Value
TOTAL BANK LOANS (cost $10,635,206)		$10,498,577

PREFERRED STOCK—0.0%
FINANCIAL—0.0%
Diversified Financial Services—0.0%
Home Ownership Funding Corp.(b)	1,250	195,430

TOTAL PREFERRED STOCK (cost $544,336)		195,430

	Contracts
OPTIONS PURCHASED—CALLS—0.4%
Eurodollar Futures, Expiring June 2008 @ 95.25	1,167,500	1,176,256
Eurodollar Futures, Expiring March 2008 @ 95.25	1,385,000	727,125

TOTAL OPTIONS PURCHASED—CALLS (cost $875,031)		1,903,381

	Principal Amount
SHORT-TERM INVESTMENTS—9.8%
U.S. GOVERNMENT & AGENCY OBLIGATIONS—1.2%
U.S. Treasury Bills—1.2%
United States Treasury Bills
2.75% 3/13/2008(c)	150,000	149,175
2.77% 3/13/2008(e)	500,000	497,230
2.87% 2/28/2008(e)	10,000	9,954
2.89% 3/13/2008	115,000	114,335
2.90% 2/28/2008(e)	30,000	29,860
2.92% 3/13/2008(e)	2,460,000	2,445,634
2.95% 2/28/2008(e)	90,000	89,572
2.96% 3/13/2008(e)	870,000	864,858
2.96% 2/28/2008(e)	10,000	9,952
2.98% 3/13/2008(e)	305,000	303,195
2.99% 3/13/2008(e)	170,000	168,987
3.06% 2/28/2008(e)	60,000	59,704
3.11% 3/13/2008(e)	500,000	496,900
3.21% 2/28/2008(e)	295,000	293,474
7.75% 3/13/2008(e)	500,000	497,250

		6,030,080

	Units
INVESTMENT FUNDS—8.6%
Affiliated Funds—8.6%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(f)	4,881,630	4,881,630
State Street Quality D Short Term Investment Fund(f)(g)	36,763,820	36,763,820

		41,645,450

TOTAL SHORT-TERM INVESTMENTS (cost $47,675,530)		47,675,530

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2007

	Units	Value
TOTAL INVESTMENTS—125.9% (cost $604,842,770)		610,024,999
Assets in excess of other liabilities—(25.9)%		(125,663,366)

NET ASSETS—100.0%		$484,361,633

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $24,943,883 and $24,609,464, respectively.
(c)	All or a portion of security is on loan.
(d)	Represents a Treasury Inflation-Protected Security (TIPS). The interest and redemption payments for TIPS are tied to inflation as measured by the Consumer Price Index (CPI).
(e)	These securities have been segregated as collateral for outstanding interest rate swaps and futures contracts.
(f)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(g)	Represents security purchased with cash collateral received for securities on loan.
GBP	Pound Sterling Denominated Bond
JPY	Japanese Yen Denominated Bond
TBA	To Be Announced. See Note 2(G)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

	December 31, 2007
ASSETS
Investments, at value (cost $225,699,740)	$303,215,640	(a)
Investments in affiliated issuers, at value (cost $29,654,996)	29,654,996
Foreign currency, at value (cost $971,857)	965,497
Cash	723
Receivable for fund units sold	1,318,082
Dividends receivable	418,047
Tax reclaims receivable	227,116

Total assets	335,800,101

LIABILITIES
Payable for cash collateral received on securities loaned	25,725,198
Payable for fund units redeemed	496,630
Investment advisory fee payable	141,545
State Street Bank and Trust Company—program fee payable	83,700
Payable for investments purchased	52,540
Trustee, management and administration fees payable	23,706
ABA Retirement Funds—program fee payable	10,895
Other accruals	103,864

Total liabilities	26,638,078

Net Assets (equivalent to $33.93 per unit based on 9,112,453 units outstanding)	$309,162,023

(a)	Includes securities on loan with a value of $24,609,531 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Operations

For the year ended December 31, 2007
Investment Income
Dividends (net of foreign tax expense of $406,336)	$9,314,122
Dividends—affiliated issuers	238,940
Securities lending income	148,620

Total investment income	9,701,682

Expenses
Investment advisory fee	1,640,489
State Street Bank and Trust Company—program fee	967,347
Trustee, management and administration fees	271,852
ABA Retirement Funds—program fee	124,747
Legal and audit fees	89,716
Compliance consultant fees	88,382
Reports to unitholders	42,266
Registration fees	9,145
Other fees	39,483

Total expenses	3,273,427

Net investment income (loss)	6,428,255

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	26,077,144
Foreign currency transactions	126,664

Net realized gain (loss)	26,203,808

Change in net unrealized appreciation (depreciation) on:
Investments	(7,329,544)
Foreign currency transactions	(144)

Change in net unrealized appreciation (depreciation)	(7,329,688)

Net realized and unrealized gain (loss)	18,874,120

Net increase (decrease) in net assets resulting from operations	$25,302,375

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2006	2007
From operations
Net investment income (loss)	$4,118,962	$6,428,255
Net realized gain (loss) from investments and foreign currency transactions	17,498,493	26,203,808
Change in net unrealized appreciation (depreciation)	32,892,227	(7,329,688)

Net increase (decrease) in net assets resulting from operations	54,509,682	25,302,375

From unitholder transactions
Proceeds from units issued	82,205,019	87,451,097
Cost of units redeemed	(65,296,027)	(77,116,329)

Net increase (decrease) in net assets from unitholder transactions	16,908,992	10,334,768

Net increase (decrease) in net assets	71,418,674	35,637,143
Net Assets
Beginning of year	202,106,206	273,524,880

End of year	$273,524,880	$309,162,023

Number of units
Outstanding—beginning of year	8,133,807	8,778,232
Issued	2,958,191	2,658,511
Redeemed	(2,313,766)	(2,324,290)

Outstanding—end of year	8,778,232	9,112,453

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2003	2004	2005	2006	2007
Investment income†	$0.37	$0.51	$0.59	$0.79	$1.06
Expenses(†)††	(0.15)	(0.21)	(0.25)	(0.32)	(0.36)

Net investment income (loss)	0.22	0.30	0.34	0.47	0.70
Net realized and unrealized gain (loss)	4.30	3.35	2.64	5.84	2.07

Net increase (decrease) in unit value	4.52	3.65	2.98	6.31	2.77
Net asset value at beginning of year	13.70	18.22	21.87	24.85	31.16

Net asset value at end of year	$18.22	$21.87	$24.85	$31.16	$33.93

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	1.01%	1.10%	1.11%	1.14%	1.08%
Ratio of net investment income (loss) to average net assets	1.51%	1.59%	1.50%	1.69%	2.12%
Portfolio turnover*	144%	25%	35%	30%	30%
Total return	32.99%	20.03%	13.63%	25.39%	8.89%
Net Assets at end of year (in thousands)	$115,366	$158,714	$202,106	$273,525	$309,162

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund. For periods commencing April 1, 2003, net expenses does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets and for periods ended on or before March 31, 2003, expenses does not include expenses relating to the registered investment company in which the Fund then invested a portion of its assets.
*	Through March 31, 2003, portfolio turnover reflects purchases and sales of shares of the registered investment company in which a portion of the Fund was then invested rather than the portfolio turnover of the underlying portfolio of the registered investment company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMON STOCK—98.1%
Australia—2.5%
AXA Asia Pacific Holdings Ltd.	189,800	$1,222,515
BHP Billiton Ltd.(a)	84,200	2,950,554
Commonwealth Bank of Australia	28,700	1,481,301
Macquarie Group Ltd.(a)	30,000	1,986,917

		7,641,287

Belgium—0.9%
Dexia	35,320	886,402
Fortis	29,700	773,859
Mobistar SA	12,000	1,085,927

		2,746,188

Bermuda—0.5%
Esprit Holdings Ltd.	107,000	1,584,516

Brazil—3.4%
Cia Vale do Rio Doce (ADR)	80,032	2,614,645
Petroleo Brasileiro SA (ADR)	61,600	7,098,784
Tele Norte Leste Participacoes SA (ADR)(a)	40,000	771,200

		10,484,629

Canada—3.4%
Bank of Nova Scotia(b)	22,120	1,125,702
Bank of Nova Scotia(c)	2,600	131,300
Canadian Imperial Bank of Commerce(a)	12,340	881,161
Canadian National Railway Co.	30,400	1,435,385
Shoppers Drug Mart Corp.	23,500	1,266,812
Talisman Energy, Inc.	172,300	3,207,082
Teck Cominco Ltd.	18,260	654,809
Uranium One, Inc.*	72,000	643,482
Yamana Gold, Inc.(a)	76,300	995,452

		10,341,185

China—1.6%
China Life Insurance Co. Ltd.	305,000	1,552,020
China Petroleum & Chemical Corp. Class H	1,638,000	2,431,732
Shimao Property Holdings Ltd.	319,000	797,885

		4,781,637

Denmark—0.6%
H. Lundbeck A/S	71,000	1,904,273

Egypt—0.9%
Orascom Construction Industries (GDR)	8,300	1,738,177
Orascom Telecom Holding SAE (GDR)	13,900	1,153,700

		2,891,877

Finland—0.7%
Nokia OYJ	57,940	2,227,668

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMON STOCK (Continued)
France—10.9%
Accor SA	17,300	$1,370,138
Air France-KLM	11,900	414,336
AXA SA(a)	95,950	3,814,761
BNP Paribas	38,165	4,096,514
Casino Guichard Perrachon SA	15,700	1,705,950
Cie de Saint-Gobain(a)	25,795	2,441,239
Imerys SA(a)	13,608	1,112,695
Lafarge SA(a)	23,900	4,319,955
Pernod Ricard SA(a)	6,700	1,540,844
Sanofi-Aventis	45,000	4,106,975
Societe BIC SA(a)	8,700	620,469
Total SA(a)	79,660	6,601,233
Valeo SA	41,000	1,676,507

		33,821,616

Germany—9.4%
Allianz AG	13,300	2,840,564
BASF AG	18,300	2,700,565
Bayerische Motoren Werke AG	26,100	1,609,334
Commerzbank AG	42,400	1,602,496
Continental AG	18,600	2,408,469
Deutsche Postbank AG	43,900	1,498,213
E.ON AG	24,700	5,236,738
Hannover Rueckversicherung AG	45,400	2,080,291
Heidelberger Druckmaschinen AG	39,900	1,327,849
Linde AG	6,092	801,172
RWE AG	12,800	1,791,018
SAP AG	22,100	1,140,157
Siemens AG	20,182	3,163,700
Symrise AG*	25,800	718,511

		28,919,077

Greece—1.2%
Piraeus Bank SA	19,600	762,364
Public Power Corp.	54,800	2,871,631

		3,633,995

Hong Kong—2.3%
Chaoda Modern Agriculture Holdings Ltd.	2,871,450	2,596,474
China Mobile Ltd.	96,500	1,672,020
Hutchison Whampoa Ltd.	226,000	2,542,821
Techtronic Industries Co.	385,000	380,035

		7,191,350

India—0.5%
HDFC Bank Ltd. (ADR)(a)	12,700	1,656,715

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMON STOCK (Continued)
Indonesia—0.2%
Telekomunikasi Indonesia Tbk PT (ADR)	17,393	$730,680

Ireland—1.9%
Allied Irish Banks PLC	90,300	2,048,241
Bank of Ireland(d)	115,250	1,695,424
Bank of Ireland(e)	1,190	17,616
CRH PLC	56,400	1,937,585

		5,698,866

Israel—0.7%
Teva Pharmaceutical Industries Ltd. (ADR)(a)	48,500	2,254,280

Italy—3.3%
Banca Intesa SpA	172,300	1,349,359
ENI SpA(a)	149,250	5,430,171
Mediaset SpA(a)	211,200	2,120,412
UniCredito Italiano SpA	160,000	1,329,634

		10,229,576

Japan—15.8%
Astellas Pharma, Inc.	26,800	1,169,102
Canon, Inc.	54,800	2,503,605
Daikin Industries Ltd.	19,100	1,066,262
Daito Trust Construction Co. Ltd.	46,400	2,574,263
East Japan Railway Co.	124	1,018,153
Honda Motor Co. Ltd.	34,800	1,150,434
Hoya Corp.	28,000	893,543
Japan Tobacco, Inc.	144	853,759
Komatsu Ltd.	24,900	673,187
Kuraray Co. Ltd.	95,000	1,146,776
Mitsubishi Corp.	142,500	3,881,222
Mitsubishi Gas Chemical Co., Inc.	129,000	1,256,678
Mitsubishi UFJ Financial Group, Inc.	152,000	1,414,662
Mitsui Fudosan Co. Ltd.	47,000	1,015,670
Mizuho Financial Group, Inc.	350	1,660,268
Nidec Corp.	16,600	1,232,228
Nippon Telegraph & Telephone Corp.	600	2,969,109
Nissan Motor Co. Ltd.	84,300	912,662
Nitto Denko Corp.	41,400	2,185,608
Nomura Holdings, Inc.	37,300	623,474
Omron Corp.	67,000	1,585,711
Onward Kashiyama Co. Ltd.	82,000	837,768
ORIX Corp.	9,400	1,571,781
Ricoh Co. Ltd.	102,000	1,875,814
Shin-Etsu Chemical Co. Ltd.	37,600	2,350,641
SMC Corp.	20,600	2,451,543
Sony Corp.	30,600	1,660,455

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Sumitomo Corp.	81,400	$1,158,975
Sumitomo Mitsui Financial Group, Inc.	158	1,175,592
Tokyo Electron Ltd.	32,700	1,997,264
Toyota Motor Corp.	38,000	2,045,172

		48,911,381

Korea, Republic of—1.9%
Hyundai Motor Co.	8,600	655,492
Kookmin Bank	16,800	1,234,881
Samsung Electronics Co. Ltd.	3,000	1,763,377
Samsung Electronics Co. Ltd. (GDR)(f)	3,960	1,159,290
Shinsegae Co. Ltd.	1,440	1,109,556

		5,922,596

Mexico—1.6%
America Movil SA de CV (ADR)	20,520	1,259,723
Coca-Cola Femsa SAB de CV (ADR)(a)	37,000	1,823,360
Fomento Economico Mexicano SA de CV (ADR)	31,200	1,190,904
Grupo Modelo SA de CV	153,700	731,814

		5,005,801

Netherlands—4.9%
Aegon NV	109,000	1,909,529
Akzo Nobel NV	26,000	2,067,444
ING Groep NV	103,620	4,038,608
Koninklijke Philips Electronics NV	20,770	898,804
Reed Elsevier NV	158,758	3,144,856
TNT NV	50,900	2,114,966
Wolters Kluwer NV	32,420	1,057,654

		15,231,861

Norway—1.9%
Norsk Hydro ASA	62,000	875,805
StatoilHydro ASA	53,456	1,651,464
Telenor ASA	137,900	3,257,152

		5,784,421

Singapore—0.3%
Capitaland Ltd.	178,000	766,234

Spain—1.6%
Banco Bilbao Vizcaya Argentaria SA	73,000	1,790,330
Banco Santander Central Hispano SA	119,000	2,567,123
Industria de Diseno Textil SA	11,700	710,337

		5,067,790

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMON STOCK (Continued)
Sweden—1.5%
Assa Abloy AB	62,000	$1,234,194
Nordea Bank AB	93,000	1,551,466
Telefonaktiebolaget LM Ericsson	732,000	1,712,363

		4,498,023

Switzerland—5.4%
ABB Ltd.	71,100	2,048,233
Adecco SA	20,700	1,109,068
Holcim Ltd.	17,285	1,835,061
Nestle SA	4,950	2,266,256
Novartis AG	31,150	1,695,574
Roche Holding AG	11,850	2,039,467
UBS AG	42,600	1,976,660
Zurich Financial Services AG	12,600	3,704,888

		16,675,207

Taiwan—0.7%
Asustek Computer, Inc. (GDR)	343,067	1,066,939
Taiwan Semiconductor Manufacturing Co. Ltd. (ADR)	119,994	1,195,140

		2,262,079

United Kingdom—17.6%
AstraZeneca PLC	38,300	1,640,733
Aviva PLC	147,600	1,954,539
Barclays PLC	190,500	1,923,860
BG Group PLC	109,330	2,509,562
BP PLC	154,200	1,880,117
British Land Co. PLC(g)	23,920	444,520
Burberry Group PLC	78,671	882,961
Cattles PLC	146,000	851,275
Centrica PLC	146,559	1,038,404
Emap PLC	96,000	1,739,749
GlaxoSmithKline PLC	192,358	4,866,721
HSBC Holdings PLC	272,793	4,560,748
ICAP PLC	128,658	1,846,185
Johnston Press PLC	196,500	1,062,493
Kingfisher PLC	240,459	690,334
Man Group PLC	91,350	1,047,589
Michael Page International PLC	95,500	542,049
Persimmon PLC	81,300	1,290,795
Prudential PLC	203,778	2,855,744
Rexam PLC	170,400	1,405,623
Rio Tinto PLC	11,100	1,159,415
Royal Bank of Scotland Group PLC	196,600	1,762,132
Schroders PLC	6,400	164,184
Schroders PLC (Non Voting Shares)	33,564	771,894
Signet Group PLC	676,400	928,290

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Smith & Nephew PLC	89,855	$1,029,946
Standard Chartered PLC	79,340	2,872,683
Taylor Wimpey PLC	223,200	889,499
Tesco PLC	229,740	2,162,824
Travis Perkins PLC	36,300	861,432
Vodafone Group PLC	814,587	3,026,822
WM Morrison Supermarkets PLC	162,428	1,044,520
Wolseley PLC	74,600	1,090,512
WPP Group PLC	121,644	1,552,678

		54,350,832

TOTAL COMMON STOCK (cost $225,699,740)(h)		303,215,640

	Units
SHORT-TERM INVESTMENTS—9.6%
Affiliated Funds—9.6%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(i)	3,929,798	3,929,798
State Street Quality D Short Term Investment Fund(i)(j)	25,725,198	25,725,198

TOTAL SHORT-TERM INVESTMENTS (cost $29,654,996)		29,654,996

TOTAL INVESTMENTS—107.7% (cost $255,354,736)		332,870,636
Other assets less liabilities—(7.7)%		(23,708,613)

NET ASSETS—100.0%		$309,162,023

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Listed on the Toronto Stock Exchange.
(c)	Listed on the New York Stock Exchange.
(d)	Listed on the London Stock Exchange.
(e)	Listed on the Dublin Stock Exchange.
(f)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $660,999 and $1,159,290, respectively.
(g)	REIT—Real Estate Investment Trust
(h)	Includes securities fair valued in good faith by the trustee.
(i)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(j)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

GDR—Global Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

	December 31, 2007
Assets
Investments, at value (cost $431,299,861)	$474,442,175	(a)
Investments in affiliated issuers, at value (cost $237,565,213)	327,617,120
Cash	4,899
Receivable for fund units sold	1,480,091
Receivable for investments sold	1,263,718
Dividends receivable	378,299
Tax reclaims receivable	108

Total assets	805,186,410

Liabilities
Payable for cash collateral received on securities loaned	83,161,423	(b)
Payable for investments purchased	2,276,969
Payable for fund units redeemed	1,460,467
Investment advisory fee payable	214,958
State Street Bank and Trust Company—program fee payable	195,950
Trustee, management and administration fees payable	55,693
ABA Retirement Funds—program fee payable	25,613
Other accruals	258,173

Total liabilities	87,649,246

Net Assets (equivalent to $57.54 per unit based on 12,470,251 units outstanding)	$717,537,164

(a)	Includes securities on loan with a value of $91,166,696 (see Note 6).
(b)	Excludes non-cash collateral of $10,100,183 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

For the year ended December 31, 2007
Investment Income
Dividends (net of foreign tax expense of $14,792)	$5,749,402
Dividends—affiliated issuers	388,734
Securities lending income	125,648

Total investment income	6,263,784

Expenses
State Street Bank and Trust Company—program fee	2,390,585
Investment advisory fee	1,503,395
Trustee, management and administration fees	671,930
ABA Retirement Funds—program fee	308,304
Legal and audit fees	223,269
Compliance consultant fees	219,945
Reports to unitholders	105,183
Registration fees	22,757
Other fees	98,037

Total expenses	5,543,405

Net investment income (loss)	720,379

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	55,634,823
Investments—affiliated issuers	14,928,325

Net realized gain (loss)	70,563,148

Change in net unrealized appreciation (depreciation) on:
Investments	(16,055,839)

Net realized and unrealized gain (loss)	54,507,309

Net increase (decrease) in net assets resulting from operations	$55,227,688

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2006	2007
From operations
Net investment income (loss)	$777,943	$720,379
Net realized gain (loss)	77,813,214	70,563,148
Change in net unrealized appreciation (depreciation)	(16,760,952)	(16,055,839)
Net increase from payments made by affiliates	22	—

Net increase (decrease) in net assets resulting from operations	61,830,227	55,227,688

From unitholder transactions
Proceeds from units issued	94,058,428	87,694,124
Cost of units redeemed	(191,239,403)	(179,659,595)

Net increase (decrease) in net assets from unitholder transactions	(97,180,975)	(91,965,471)

Net increase (decrease) in net assets	(35,350,748)	(36,737,783)

Net Assets
Beginning of year	789,625,695	754,274,947

End of year	$754,274,947	$717,537,164

Number of units
Outstanding—beginning of year	16,007,462	14,094,429
Issued	1,866,459	1,540,805
Redeemed	(3,779,492)	(3,164,983)

Outstanding—end of year	14,094,429	12,470,251

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2003	2004	2005	2006	2007
Investment income†	$0.32	$0.41	$0.37	$0.44	$0.48
Expenses(†)††	(0.26)	(0.30)	(0.33)	(0.39)	(0.42)

Net investment income (loss)	0.06	0.11	0.04	0.05	0.06
Net realized and unrealized gain (loss)	10.21	2.55	3.11	4.14 (a)	3.96

Net increase (decrease) in unit value	10.27	2.66	3.15	4.19	4.02
Net asset value at beginning of year	33.25	43.52	46.18	49.33	53.52

Net asset value at end of year	$43.52	$46.18	$49.33	$53.52	$57.54

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69%	0.68%	0.71%	0.77%	0.74%
Ratio of net investment income (loss) to average net assets	0.14%	0.27%	0.10%	0.10%	0.10%
Portfolio turnover†††	25%	43%	36%	53%	43%
Total return	30.89%	6.11%	6.82%	8.49%	7.51%
Net Assets at end of year (in thousands)	$840,093	$831,190	$789,626	$754,275	$717,537

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Net of payment made by the Program’s record keeper, an affiliate, who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMON STOCK—66.0%
BASIC MATERIALS—0.7%
Chemicals—0.3%
Praxair, Inc.	22,200	$1,969,362

Iron/Steel—0.1%
Cleveland-Cliffs, Inc.	4,500	455,711

Mining—0.3%
Freeport-McMoRan Copper & Gold, Inc.	23,100	2,366,364

		4,791,437

COMMUNICATIONS—15.0%
Advertising—0.4%
Lamar Advertising Co. Class A(a)	43,300	2,081,431
Omnicom Group, Inc.	14,000	665,420

		2,746,851

Internet—6.1%
Amazon.Com, Inc.*(a)	81,900	7,587,216
eBay, Inc.*	174,000	5,775,060
Google, Inc.*	37,100	25,653,908
Yahoo!, Inc.*	197,700	4,598,502

		43,614,686

Media—1.1%
Gannett Co., Inc.	11,200	436,800
McGraw-Hill Cos., Inc.	49,400	2,164,214
Time Warner Cable, Inc. Class A*	79,500	2,194,200
Time Warner, Inc.	144,300	2,382,393
Walt Disney Co.	30,600	987,768

		8,165,375

Telecommunication—7.4%
American Tower Corp.*	224,100	9,546,660
Ciena Corp.*(a)	46,200	1,575,882
Cisco Systems, Inc.*	382,600	10,356,982
Corning, Inc.	294,100	7,055,459
Crown Castle International Corp.*(a)	54,600	2,271,360
Juniper Networks, Inc.*	246,600	8,187,120
MetroPCS Communications, Inc.*	143,500	2,791,075
Polycom, Inc.*	42,700	1,186,206
Qualcomm, Inc.	223,000	8,775,050

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
Time Warner Telecom, Inc. Class A*(a)	69,500	$1,410,155

		53,155,949

		107,682,861

CONSUMER, CYCLICAL—9.2%
Airlines—0.6%
Southwest Airlines Co.(a)	331,600	4,045,520

Apparel—0.0%
Coach, Inc.*	11,400	348,612

Entertainment—0.7%
International Game Technology	106,400	4,674,152

Home Furnishings—0.2%
Harman International Industries, Inc.	20,640	1,521,374

Lodging—2.1%
Las Vegas Sands Corp.*(a)	82,700	8,522,235
Marriott International, Inc.	100,900	3,448,762
Melco PBL Entertainment (Macau) Ltd. (ADR)*(a)	42,400	490,144
MGM MIRAGE*	32,900	2,764,258

		15,225,399

Retail—5.2%
Bed Bath & Beyond, Inc.*(a)	63,700	1,872,143
Best Buy Co., Inc.(a)	50,900	2,679,885
CVS Caremark Corp.(a)	173,320	6,889,470
Home Depot, Inc.	12,400	334,056
Kohl’s Corp.*	94,800	4,341,840
Lowe’s Cos., Inc.	182,700	4,132,674
Starbucks Corp.*(a)	43,700	894,539
Target Corp.	172,700	8,635,000
Urban Outfitters, Inc.*	73,400	2,000,884
Walgreen Co.(a)	100,100	3,815,402

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Yum! Brands, Inc.	50,900	$1,947,943

		37,543,836

Toys/Games/Hobbies—0.4%
Nintendo Co. Ltd. (ADR)(a)	34,600	2,562,130

		65,921,023

CONSUMER, NON-CYCLICAL—12.9%
Agriculture—0.1%
Monsanto Co.	5,200	580,788

Beverages—1.0%
Coca-Cola Co.	12,700	779,399
PepsiCo, Inc.	83,700	6,352,830

		7,132,229

Biotechnology—2.3%
Celgene Corp.*(a)	47,800	2,208,838
Genentech, Inc.*	157,200	10,543,404
Millennium Pharmaceuticals, Inc.*	263,200	3,942,736

		16,694,978

Commercial Services—1.0%
Accenture Ltd.	133,600	4,813,608
Monster Worldwide, Inc.*	75,600	2,449,440

		7,263,048

Cosmetics/Personal Care—0.5%
Avon Products, Inc.	24,900	984,297
Bare Escentuals, Inc.*(a)	72,700	1,762,975
Estee Lauder Cos., Inc. Class A(a)	17,800	776,258

		3,523,530

Healthcare-Products—2.5%
Baxter International, Inc.	73,300	4,255,065
Medtronic, Inc.	181,900	9,144,113
St Jude Medical, Inc.*	72,800	2,958,592
Stryker Corp.	20,300	1,516,816

		17,874,586

Healthcare-Services—1.0%
DaVita, Inc.*	16,600	935,410
UnitedHealth Group, Inc.	60,800	3,538,560

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Services (Continued)
WellPoint, Inc.*	30,400	$2,666,992

		7,140,962

Household Products/Wares—0.1%
Jarden Corp.*(a)	34,500	814,545

Pharmaceuticals—4.4%
Allergan, Inc.	106,100	6,815,864
Amylin Pharmaceuticals, Inc.*(a)	16,500	610,500
AstraZeneca PLC (ADR)(a)	41,415	1,773,390
Cardinal Health, Inc.	25,000	1,443,750
Forest Laboratories, Inc.*	46,300	1,687,635
Gilead Sciences, Inc.*	166,100	7,642,261
ImClone Systems, Inc.*(a)	92,000	3,956,000
Schering-Plough Corp.(a)	128,500	3,423,240
Sepracor, Inc.*	99,900	2,622,375
Teva Pharmaceutical Industries Ltd. (ADR)	32,500	1,510,600

		31,485,615

		92,510,281

ENERGY—2.7%
Oil & Gas—0.6%
EOG Resources, Inc.	23,600	2,106,300
Suncor Energy, Inc.	19,100	2,076,743

		4,183,043

Oil & Gas Services—2.1%
Baker Hughes, Inc.	18,750	1,520,625
Schlumberger Ltd.	121,300	11,932,281
Weatherford International Ltd.*	28,700	1,968,820

		15,421,726

		19,604,769

FINANCIAL—4.6%
Banks—1.7%
Capital One Financial Corp.	15,200	718,352
Northern Trust Corp.	120,000	9,189,600
Wachovia Corp.	64,000	2,433,920

		12,341,872

Diversified Financial Services—2.0%
AmeriCredit Corp.*(a)	26,000	332,540
Franklin Resources, Inc.	40,900	4,680,187

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
FINANCIAL (Continued)
Diversified Financial Services (Continued)
Goldman Sachs Group, Inc.	9,900	$2,128,995
JPMorgan Chase & Co.	17,932	782,732
Morgan Stanley	80,900	4,296,599
SLM Corp.(a)	99,190	1,997,686

		14,218,739

Insurance—0.9%
Aflac, Inc.	30,100	1,885,163
Ambac Financial Group, Inc.(a)	18,500	476,745
American International Group, Inc.	59,000	3,439,700
Progressive Corp.(a)	28,100	538,396

		6,340,004

Savings & Loans—0.0%
Hudson City Bancorp, Inc.	15,200	227,918

		33,128,533

INDUSTRIAL—8.5%
Aerospace & Defense—0.8%
Boeing Co.	12,700	1,110,742
General Dynamics Corp.	44,900	3,995,651
United Technologies Corp.	10,800	826,632

		5,933,025

Electrical Components & Equipment—0.4%
Energizer Holdings, Inc.*(a)	24,200	2,713,546

Electronics—0.6%
Agilent Technologies, Inc.*	39,100	1,436,534
Flextronics International Ltd.*	77,400	933,444
Jabil Circuit, Inc.(a)	116,400	1,777,428

		4,147,406

Engineering & Construction—1.4%
Fluor Corp.(a)	24,900	3,628,428
Foster Wheeler Ltd.*	22,800	3,534,456
McDermott International, Inc.*	48,300	2,851,149

		10,014,033

Miscellaneous Manufacturing—4.1%
Danaher Corp.(a)	133,000	11,669,420
General Electric Co.	357,000	13,233,990

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
INDUSTRIAL (Continued)
Miscellaneous Manufacturing (Continued)
Illinois Tool Works, Inc.(a)	89,400	$4,786,476

		29,689,886

Transportation—1.2%
Expeditors International of Washington, Inc.(a)	86,500	3,864,820
FedEx Corp.	11,100	989,787
United Parcel Service, Inc. Class B(a)	50,300	3,557,216

		8,411,823

		60,909,719

TECHNOLOGY—12.3%
Computers—2.5%
Affiliated Computer Services, Inc.*	36,700	1,655,170
Apple, Inc.*	36,200	7,170,496
Brocade Communications Systems, Inc.*	539,400	3,959,196
Dell, Inc.*	150,100	3,678,951
SanDisk Corp.*(a)	26,700	885,639
Seagate Technology	27,900	711,450

		18,060,902

Semiconductors—4.3%
Altera Corp.(a)	181,100	3,498,852
Analog Devices, Inc.	97,200	3,081,240
Applied Materials, Inc.	150,100	2,665,776
Broadcom Corp.*	136,600	3,570,724
Intel Corp.	191,700	5,110,722
KLA-Tencor Corp.(a)	47,100	2,268,336
Linear Technology Corp.(a)	26,900	856,227
Marvell Technology Group Ltd.*	343,200	4,797,936
Maxim Integrated Products, Inc.	11,600	307,168
Silicon Laboratories, Inc.*	5,800	217,094
Xilinx, Inc.(a)	211,000	4,614,570

		30,988,645

Software—5.5%
Automatic Data Processing, Inc.	57,900	2,578,287
Cerner Corp.*(a)	65,900	3,716,760
Electronic Arts, Inc.*	77,800	4,544,298
Microsoft Corp.	525,200	18,697,120
Oracle Corp.*	34,500	779,010
Paychex, Inc.	79,900	2,893,978
Red Hat, Inc.*(a)	59,600	1,242,064
SAP AG (ADR)(a)	17,700	903,585

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
TECHNOLOGY (Continued)
Software (Continued)
VeriFone Holdings, Inc.*(a)	166,100	$3,861,825

		39,216,927

		88,266,474

UTILITIES—0.1%
Electric—0.1%
Allegheny Energy, Inc.	11,300	718,793

TOTAL COMMON STOCK (cost $430,383,629)		473,533,890

CONVERTIBLE PREFERRED STOCK—0.1%
FINANCIAL—0.1%
Diversified Financial Services—0.1%
SLM Corp. 7.25% 12/15/2010	620	642,785
Savings & Loans—0.0%
Washington Mutual, Inc. 7.75% 12/31/2049	300	265,500

		908,285

TOTAL CONVERTIBLE PREFERRED STOCK (cost $916,232)		908,285

	Units
INVESTMENT FUNDS—32.7%
Affiliated Funds—32.7%
State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund (b) (Cost $144,254,899)	6,832,895	234,306,806

SHORT-TERM INVESTMENTS—13.0%
Affiliated Funds—13.0%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	10,148,891	10,148,891
State Street Quality D Short Term Investment Fund(b)(c)	83,161,423	83,161,423

		93,310,314

TOTAL SHORT-TERM INVESTMENTS (cost $93,310,314)		93,310,314

TOTAL INVESTMENTS—111.8% (cost $668,865,074)		802,059,295
Liabilities in excess of other assets—(11.8%)		(84,522,131)

NET ASSETS—100.0%		$717,537,164

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

	December 31, 2007
ASSETS
Investments, at value (cost $268,489,223)	$318,069,579	(a)
Investments in affiliated issuers, at value (cost $105,101,791)	136,227,853
Cash	399
Receivable for fund units sold	1,053,535
Dividends receivable	517,983
Tax reclaims receivable	16,202

Total assets	455,885,551

LIABILITIES
Payable for cash collateral received on securities loaned	33,848,862	(b)
Payable for fund units redeemed	965,302
State Street Bank and Trust Company—program fee payable	114,910
Investment advisory fee payable	68,440
Trustee, management and administration fees payable	32,621
ABA Retirement Funds—program fee payable	15,001
Other accruals	159,686

Total liabilities	35,204,822

Net Assets (equivalent to $43.23 per unit based on 9,730,129 units outstanding)	$420,680,729

(a)	Includes securities on loan with a value of $36,431,183 (see Note 6).
(b)	Excludes non-cash collateral of $3,516,899 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

For the year ended December 31, 2007
Investment Income
Dividends (net of foreign tax expense of $18,185)	$9,087,531
Dividends—affiliated issuers	396,470
Securities lending income	59,322

Total investment income	9,543,323

Expenses
State Street Bank and Trust Company—program fee	1,487,266
Investment advisory fee	853,980
Trustee, management and administration fees	418,073
ABA Retirement Funds—program fee	191,806
Legal and audit fees	139,978
Compliance consultant fees	137,895
Reports to unitholders	65,944
Registration fees	14,267
Other fees	61,333

Total expenses	3,370,542

Net investment income (loss)	6,172,781

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	20,326,512
Investments—affiliated issuers	7,699,352

Net realized gain (loss)	28,025,864

Change in net unrealized appreciation (depreciation) on:
Investments	(43,450,567)

Net realized and unrealized gain (loss)	(15,424,703)

Net increase (decrease) in net assets resulting from operations	$(9,251,922)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2006	2007
From operations
Net investment income (loss)	$4,975,379	$6,172,781
Net realized gain (loss)	27,567,087	28,025,864
Change in net unrealized appreciation (depreciation)	50,500,416	(43,450,567)
Net increase from payments made by affiliates	20	—

Net increase (decrease) in net assets resulting from operations	83,042,902	(9,251,922)

From unitholder transactions
Proceeds from units issued	100,841,940	99,103,804
Cost of units redeemed	(109,389,543)	(126,438,248)

Net increase (decrease) in net assets from unitholder transactions	(8,547,603)	(27,334,444)

Net increase (decrease) in net assets	74,495,299	(36,586,366)

Net Assets
Beginning of year	382,771,796	457,267,095

End of year	$457,267,095	$420,680,729

Number of units
Outstanding—beginning of year	10,529,361	10,327,995
Issued	2,521,567	2,192,005
Redeemed	(2,722,933)	(2,789,871)

Outstanding—end of year	10,327,995	9,730,129

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2003	2004	2005	2006	2007
Investment income†	$0.49	$0.59	$0.63	$0.78	$0.93
Expenses(†)††	(0.19)	(0.22)	(0.25)	(0.30)	(0.33)

Net investment income (loss)	0.30	0.37	0.38	0.48	0.60
Net realized and unrealized gain (loss)	6.48	4.11	1.83	7.44 (a)	(1.64)

Net increase (decrease) in unit value	6.78	4.48	2.21	7.92	(1.04)
Net asset value at beginning of year	22.88	29.66	34.14	36.35	44.27

Net asset value at end of year	$29.66	$34.14	$36.35	$44.27	$43.23

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.74%	0.71%	0.72%	0.76%	0.72%
Ratio of net investment income (loss) to average net assets	1.20%	1.18%	1.08%	1.20%	1.32%
Portfolio turnover†††	32%	24%	20%	19%	22%
Total return	29.63%	15.10%	6.47%	21.79%	(2.35)%
Net Assets at end of year (in thousands)	$286,104	$360,090	$382,772	$457,267	$420,681

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Net of payment made by the Program’s record keeper, an affiliate, who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMON STOCK—75.6%
BASIC MATERIALS—2.3%
Chemicals—1.5%
Dow Chemical Co.	63,300	$2,495,286
EI Du Pont de Nemours & Co.	60,000	2,645,400
Lubrizol Corp.	22,200	1,202,352

		6,343,038

Forest Products & Paper—0.2%
Smurfit-Stone Container Corp.*(a)	89,000	939,840

Iron/Steel—0.6%
ArcelorMittal (NY Registered)	34,800	2,691,780

		9,974,658

COMMUNICATIONS—9.0%
Advertising—0.2%
Interpublic Group of Cos., Inc.*(a)	96,000	778,560

Media—1.9%
CBS Corp. Class B	87,700	2,389,825
Gannett Co., Inc.(a)	40,400	1,575,600
Idearc, Inc.(a)	58,000	1,018,480
Time Warner, Inc.	62,100	1,025,271
Viacom, Inc. Class B*	44,800	1,967,616

		7,976,792

Telecommunication—6.9%
AT&T, Inc.	337,100	14,009,876
Nokia OYJ (ADR)	40,100	1,539,439
Sprint Nextel Corp.	211,500	2,776,995
Verizon Communications, Inc.	189,232	8,267,546
Vodafone Group PLC (ADR)	65,000	2,425,800

		29,019,656

		37,775,008

CONSUMER, CYCLICAL—5.8%
Apparel—0.6%
Jones Apparel Group, Inc.(a)	46,400	741,936
VF Corp.(a)	27,000	1,853,820

		2,595,756

Auto Manufacturers—0.4%
General Motors Corp.(a)	73,900	1,839,371

Auto Parts & Equipment—1.3%
Autoliv, Inc.(a)	30,900	1,628,739

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Auto Parts & Equipment (Continued)
BorgWarner, Inc.(a)	40,000	$1,936,400
Johnson Controls, Inc.	22,800	821,712
Magna International, Inc.	10,400	836,472

		5,223,323

Home Builders—0.5%
Centex Corp.(a)	26,100	659,286
KB HOME(a)	35,000	756,000
Pulte Homes, Inc.(a)	56,650	597,091

		2,012,377

Housewares—0.1%
Newell Rubbermaid, Inc.	17,600	455,488

Retail—2.7%
Gap, Inc.	100,500	2,138,640
Limited Brands, Inc.(a)	25,900	490,287
Macy’s, Inc.	77,200	1,997,164
McDonald’s Corp.	87,500	5,154,625
Office Depot, Inc.*	56,900	791,479
Wal-Mart Stores, Inc.	16,000	760,480

		11,332,675

Toys/Games/Hobbies—0.2%
Mattel, Inc.	46,500	885,360

		24,344,350

CONSUMER, NON-CYCLICAL—12.7%
Agriculture—1.4%
Altria Group, Inc.	75,300	5,691,174

Beverages—0.8%
Coca-Cola Enterprises, Inc.	28,300	736,649
Molson Coors Brewing Co. Class B(a)	49,800	2,570,676

		3,307,325

Commercial Services—0.7%
Avis Budget Group, Inc.*	39,800	517,400
McKesson Corp.	35,300	2,312,503

		2,829,903

Cosmetics/Personal Care—1.9%
Procter & Gamble Co.	110,900	8,142,278

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Food—3.0%
ConAgra Foods, Inc.	53,400	$1,270,386
Kellogg Co.	15,700	823,151
Kraft Foods, Inc. Class A	22,500	734,175
Kroger Co.	111,700	2,983,507
Safeway, Inc.	91,200	3,119,952
Sara Lee Corp.	120,800	1,940,048
SUPERVALU, Inc.(a)	50,300	1,887,256

		12,758,475

Healthcare-Products—0.9%
Covidien Ltd.	15,000	664,350
Johnson & Johnson	49,200	3,281,640

		3,945,990

Pharmaceuticals—4.0%
AmerisourceBergen Corp.	30,600	1,373,022
Eli Lilly & Co.	31,900	1,703,141
Merck & Co., Inc.	60,500	3,515,655
Pfizer, Inc.	444,800	10,110,304

		16,702,122

		53,377,267

ENERGY—12.7%
Oil & Gas—12.7%
BP PLC (ADR)	24,900	1,821,933
Chevron Corp.	129,200	12,058,236
ConocoPhillips	98,600	8,706,380
Exxon Mobil Corp.	225,700	21,145,833
Marathon Oil Corp.	69,800	4,248,028
Occidental Petroleum Corp.	13,400	1,031,666
Royal Dutch Shell PLC (ADR)	25,600	2,155,520
Total SA (ADR)	26,000	2,147,600

		53,315,196

FINANCIAL—20.6%
Banks—5.8%
Bank of America Corp.	269,600	11,123,696
Comerica, Inc.(a)	33,800	1,471,314
Deutsche Bank AG (Registered)(a)	13,700	1,772,917
Fifth Third Bancorp(a)	72,000	1,809,360
KeyCorp	53,200	1,247,540
US Bancorp	63,900	2,028,186
Wachovia Corp.	59,800	2,274,194

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
FINANCIAL (Continued)
Banks (Continued)
Wells Fargo & Co.	89,600	$2,705,024

		24,432,231

Diversified Financial Services—6.2%
Citigroup, Inc.	217,200	6,394,368
Fannie Mae	45,600	1,823,088
Freddie Mac	48,000	1,635,360
Goldman Sachs Group, Inc.	2,600	559,130
JPMorgan Chase & Co.	195,700	8,542,305
Merrill Lynch & Co., Inc.	54,300	2,914,824
Morgan Stanley	77,200	4,100,092

		25,969,167

Insurance—8.4%
ACE Ltd.(a)	13,700	846,386
Allstate Corp.	60,900	3,180,807
Ambac Financial Group, Inc.(a)	35,000	901,950
American International Group, Inc.	119,900	6,990,170
Chubb Corp.	31,500	1,719,270
Fidelity National Financial, Inc. Class A(a)	63,700	930,657
Genworth Financial, Inc.	86,000	2,188,700
Hartford Financial Services Group, Inc.	34,800	3,034,212
MBIA, Inc.(a)	33,500	624,105
Metlife, Inc.	51,500	3,173,430
Old Republic International Corp.(a)	88,700	1,366,867
RenaissanceRe Holdings Ltd.(a)	29,500	1,777,080
The Travelers Cos., Inc.	69,243	3,725,273
Torchmark Corp.	30,200	1,828,006
Unum Group	87,100	2,072,109
XL Capital Ltd.(a)	20,900	1,051,479

		35,410,501

Savings & Loans—0.2%
Washington Mutual, Inc.(a)	61,400	835,654

		86,647,553

INDUSTRIAL—8.7%
Aerospace & Defense—1.2%
Boeing Co.	25,300	2,212,738
Northrop Grumman Corp.	36,300	2,854,632

		5,067,370

Electronics—1.2%
Arrow Electronics, Inc.*	45,000	1,767,600

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
INDUSTRIAL (Continued)
Electronics (Continued)
Flextronics International Ltd.*	211,411	$2,549,615
Sanmina-SCI Corp.*	179,478	326,650
Tyco Electronics Ltd.	15,000	556,950

		5,200,815

Hand/Machine Tools—0.2%
Black & Decker Corp.(a)	12,700	884,555

Machinery- Construction & Mining—0.4%
Caterpillar, Inc.	22,900	1,661,624

Miscellaneous Manufacturing—5.2%
Eaton Corp.	27,000	2,617,650
General Electric Co.	394,800	14,635,236
SPX Corp.	30,600	3,147,210
Tyco International Ltd.	31,800	1,260,870

		21,660,966

Packaging & Containers—0.5%
Owens-Illinois, Inc.*(a)	42,000	2,079,000

		36,554,330

TECHNOLOGY—1.6%
Computers—1.1%
Electronic Data Systems Corp.	25,700	532,761
International Business Machines Corp.	27,400	2,961,940
Lexmark International, Inc. Class A*(a)	30,500	1,063,230

		4,557,931

Office & Business Equipment—0.4%
Pitney Bowes, Inc.(a)	45,300	1,723,212

Software—0.1%
Microsoft Corp.	18,100	644,360

		6,925,503

UTILITIES—2.2%
Electric—2.2%
Constellation Energy Group, Inc.	22,800	2,337,684
Entergy Corp.	25,800	3,083,616
Pinnacle West Capital Corp.(a)	36,600	1,552,206

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
UTILITIES (Continued)
Electric (Continued)
Wisconsin Energy Corp.	44,800	$2,182,208

		9,155,714

TOTAL COMMON STOCK (cost $268,489,223)		318,069,579

INVESTMENT FUNDS—23.9%
Affiliated Funds—23.9%
State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund(b) (cost $69,503,513)	2,116,735	100,629,575

	Units
SHORT-TERM INVESTMENTS—8.5%
Affiliated Funds—8.5%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	1,749,416	1,749,416
State Street Quality D Short Term Investment Fund(b)(c)	33,848,862	33,848,862

TOTAL SHORT-TERM INVESTMENTS (cost $35,598,278)		35,598,278

TOTAL INVESTMENTS—108.0% (cost $373,591,014)		454,297,432
Liabilities in excess of other assets—(8.0) %		(33,616,703)

NET ASSETS—100.0%		$420,680,729

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

	December 31, 2007
ASSETS
Investments, at value (cost $102,142,980)	$127,967,130	(a)
Investments in affiliated issuers, at value (cost $43,602,470)	43,602,470
Cash	2,957
Receivable for fund units sold	378,460
Dividends receivable	65,776

Total assets	172,016,793

LIABILITIES
Payable for cash collateral received on securities loaned	39,799,633	(b)
Payable for investments purchased	582,846
Payable for fund units redeemed	433,769
Investment advisory fee payable	195,610
State Street Bank and Trust Company—program fee payable	34,987
Trustee, management and administration fees payable	9,906
ABA Retirement Funds—program fee payable	4,557
Other accruals	39,584

Total liabilities	41,100,892

Net Assets (equivalent to $28.14 per unit based on 4,652,506 units outstanding)	$130,915,901

(a)	Includes securities on loan with a value of $41,530,304 (see Note 6).
(b)	Excludes non-cash collateral of $2,646,520 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

For the year ended December 31, 2007
Investment Income
Dividends	$527,615
Dividends—affiliated issuers	77,795
Securities lending income	67,070

Total investment income	672,480

Expenses
Investment advisory fee	705,677
State Street Bank and Trust Company—program fee	365,655
Trustee, management and administration fees	102,742
ABA Retirement Funds—program fee	47,154
Legal and audit fees	33,459
Compliance consultant fees	32,960
Reports to unitholders	15,762
Registration fees	3,410
Other fees	14,779

Total expenses	1,321,598

Net investment income (loss)	(649,118)

Net realized and unrealized gain (loss)
Net realized gain (loss)	13,005,806

Change in net unrealized appreciation (depreciation)	12,727,283

Net realized and unrealized gain (loss)	25,733,089

Net increase (decrease) in net assets resulting from operations	$25,083,971

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2006	2007
From operations
Net investment income (loss)	$(322,731)	$(649,118)
Net realized gain (loss)	6,982,976	13,005,806
Change in net unrealized appreciation (depreciation)	(1,672,065)	12,727,283

Net increase (decrease) in net assets resulting from operations	4,988,180	25,083,971

From unitholder transactions
Proceeds from units issued	64,133,032	46,516,917
Cost of units redeemed	(55,651,681)	(45,194,394)

Net increase (decrease) in net assets from unitholder transactions	8,481,351	1,322,523

Net increase (decrease) in net assets	13,469,531	26,406,494
Net Assets
Beginning of year	91,039,876	104,509,407

End of year	$104,509,407	$130,915,901

Number of units
Outstanding—beginning of year	4,324,917	4,643,497
Issued	2,851,223	1,796,235
Redeemed	(2,532,643)	(1,787,226)

Outstanding—end of year	4,643,497	4,652,506

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2003	2004	2005	2006	2007
Investment income†	$0.05	$0.06	$0.12	$0.20	$0.15
Expenses(†)††	(0.17)	(0.19)	(0.22)	(0.26)	(0.29)

Net investment income (loss)	(0.12)	(0.13)	(0.10)	(0.06)	(0.14)
Net realized and unrealized gain (loss)	5.68	2.06	2.29	1.52	5.77

Net increase (decrease) in unit value	5.56	1.93	2.19	1.46	5.63
Net asset value at beginning of year	11.37	16.93	18.86	21.05	22.51

Net asset value at end of year	$16.93	$18.86	$21.05	$22.51	$28.14

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	1.16%	1.14%	1.16%	1.19%	1.15%
Ratio of net investment income (loss) to average net assets	(0.81)%	(0.77)%	(0.56)%	(0.30)%	(0.57)%
Portfolio turnover	130%	169%	156%	160%	138%
Total return	48.90%	11.40%	11.61%	6.94%	25.01%
Net Assets at end of year (in thousands)	$47,352	$66,851	$91,040	$104,509	$130,916

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMON STOCK—97.8%
BASIC MATERIALS—2.0%
Chemicals—1.2%
Air Products & Chemicals, Inc.	16,140	$1,591,888

Iron/Steel—0.8%
Steel Dynamics, Inc.(a)	18,330	1,091,918

		2,683,806

COMMUNICATIONS—10.1%
Advertising—0.9%
Focus Media Holding Ltd. (ADR)*(a)	20,480	1,163,469

Internet—3.8%
Equinix, Inc.*(a)	7,280	735,790
McAfee, Inc.*	16,970	636,375
Priceline.com, Inc.*(a)	6,610	759,224
SINA Corp.*(a)	16,060	711,619
VeriSign, Inc.*(a)	58,810	2,211,844

		5,054,852

Media—0.8%
Central European Media Enterprises Ltd. Class A*	8,690	1,007,866

Telecommunication—4.6%
Atheros Communications*(a)	30,310	925,668
Crown Castle International Corp.*(a)	30,760	1,279,616
Foundry Networks, Inc.*	45,820	802,766
Juniper Networks, Inc.*	56,710	1,882,772
Millicom International Cellular SA*	4,580	540,165
SBA Communications Corp. Class A*	18,160	614,534

		6,045,521

		13,271,708

CONSUMER, CYCLICAL—8.2%
Apparel—1.1%
Guess?, Inc.	37,480	1,420,117

Leisure Time—1.3%
WMS Industries, Inc.*(a)	44,505	1,630,663

Lodging—1.5%
Melco PBL Entertainment (Macau) Ltd. (ADR)*	60,280	696,837
Wynn Resorts Ltd.(a)	11,250	1,261,462

		1,958,299

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Retail—4.3%
GameStop Corp. Class A*	35,910	$2,230,370
Under Armour, Inc.*(a)	21,080	920,564
Urban Outfitters, Inc.*	24,150	658,329
Yum! Brands, Inc.	48,910	1,871,786

		5,681,049

		10,690,128

CONSUMER, NON-CYCLICAL—20.0%
Agriculture—2.1%
Bunge Ltd.	9,710	1,130,341
The Mosaic Co.*	16,820	1,586,799

		2,717,140

Beverages—1.3%
Molson Coors Brewing Co. Class B (a)	15,510	800,626
Pepsi Bottling Group, Inc.	22,310	880,353

		1,680,979

Biotechnology—1.8%
Alexion Pharmaceuticals, Inc.*(a)	17,260	1,295,018
Charles River Laboratories International, Inc.*	15,990	1,052,142

		2,347,160

Commercial Services—3.0%
Apollo Group, Inc. Class A*	24,670	1,730,600
FTI Consulting, Inc.*(a)	15,970	984,391
VistaPrint Ltd.*(a)	29,960	1,283,786

		3,998,777

Food—1.9%
HJ Heinz Co.	23,610	1,102,115
Wm. Wrigley Jr. Co.	23,620	1,382,951

		2,485,066

Healthcare-Products—3.7%
Henry Schein, Inc.*(a)	16,490	1,012,486
Hologic, Inc.*	12,790	877,906
Intuitive Surgical, Inc.*	4,920	1,596,540
Inverness Medical Innovations, Inc.*(a)	12,280	689,890
Waters Corp.*	8,110	641,258

		4,818,080

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Services—1.5%
Express Scripts, Inc.*	26,610	$1,942,530

Pharmaceuticals—4.7%
Allergan, Inc.	29,780	1,913,067
BioMarin Pharmaceutical, Inc.*	30,790	1,089,966
DENTSPLY International, Inc.(a)	22,560	1,015,651
Shire PLC (ADR)(a)	18,060	1,245,237
United Therapeutics Corp.*(a)	9,670	944,276

		6,208,197

		26,197,929

ENERGY—14.3%
Coal—0.8%
CONSOL Energy, Inc.	15,450	1,104,984

Energy-Alternate Sources—2.2%
Covanta Holding Corp.*(a)	23,750	656,925
First Solar, Inc.*	8,090	2,161,163

		2,818,088

Oil & Gas—5.4%
Diamond Offshore Drilling, Inc.(a)	13,200	1,874,400
Quicksilver Resources, Inc.*	26,670	1,589,265
Range Resources Corp.	44,935	2,307,861
Southwestern Energy Co.*	23,980	1,336,166

		7,107,692

Oil & Gas Services—3.7%
Exterran Holdings, Inc.*(a)	12,280	1,004,504
National Oilwell Varco, Inc.*	24,930	1,831,358
Weatherford International Ltd.*	28,680	1,967,448

		4,803,310

Pipelines—2.2%
Questar Corp.	19,800	1,071,180
Williams Cos., Inc.	49,200	1,760,376

		2,831,556

		18,665,630

FINANCIAL—9.9%
Banks—1.2%
Northern Trust Corp.	20,620	1,579,080

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
FINANCIAL (Continued)
Diversified Financial Services—7.9%
Affiliated Managers Group, Inc.*(a)	7,225	$848,648
BlackRock, Inc.(a)	4,810	1,042,808
IntercontinentalExchange, Inc.*	11,240	2,163,700
MasterCard, Inc. Class A(a)	9,590	2,063,768
Nymex Holdings, Inc.(a)	13,780	1,841,146
T Rowe Price Group, Inc.(a)	38,650	2,353,012

		10,313,082

Insurance—0.8%
Aon Corp.(a)	21,190	1,010,551

		12,902,713

INDUSTRIAL—18.4%
Aerospace & Defense—0.9%
BE Aerospace, Inc.*	20,960	1,108,784

Electrical Components & Equipment—1.2%
Ametek, Inc.	34,580	1,619,727

Electronics—1.0%
Dolby Laboratories, Inc. Class A*	26,880	1,336,474

Engineering & Construction—1.8%
McDermott International, Inc.*	21,650	1,277,999
Shaw Group, Inc.*	17,620	1,064,953

		2,342,952

Environmental Control—1.3%
Stericycle, Inc.*	18,630	1,106,622
Waste Connections, Inc.*	19,500	602,550

		1,709,172

Machinery-Diversified—3.5%
AGCO Corp.*(a)	26,380	1,793,313
Flowserve Corp.	18,270	1,757,574
Manitowoc Co., Inc.	21,710	1,060,099

		4,610,986

Metal Fabrication & Hardware—1.3%
Precision Castparts Corp.	12,560	1,742,072

Miscellaneous Manufacturing—3.0%
Harsco Corp.	24,600	1,576,122

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
INDUSTRIAL (Continued)
Miscellaneous Manufacturing (continued)
Roper Industries, Inc.	20,040	$1,253,301
SPX Corp.	10,720	1,102,552

		3,931,975

Packaging & Containers—1.8%
Owens-Illinois, Inc.*(a)	46,060	2,279,970

Transportation—2.6%
CH Robinson Worldwide, Inc.(a)	24,550	1,328,646
Expeditors International of Washington, Inc.	26,280	1,174,190
Tidewater, Inc.	16,060	881,052

		3,383,888

		24,066,000

TECHNOLOGY—12.7%
Computers—1.4%
Seagate Technology	53,740	1,370,370
Sigma Designs, Inc.*(a)	8,710	480,792

		1,851,162

Semiconductors—5.7%
Cavium Networks, Inc.*(a)	23,960	551,559
Cypress Semiconductor Corp.*	23,780	856,793
MEMC Electronic Materials, Inc.*	24,850	2,198,977
Nvidia Corp.*	43,165	1,468,473
Silicon Laboratories, Inc.*	20,650	772,930
Varian Semiconductor Equipment Associates, Inc.*	42,490	1,572,130

		7,420,862

Software—5.6%
Activision, Inc.*	39,670	1,178,199
Citrix Systems, Inc.*	43,280	1,645,073
Electronic Arts, Inc.*(a)	30,520	1,782,673
Nuance Communications, Inc.*(a)	31,530	588,980
Omniture, Inc.*	21,720	723,059
Salesforce.com, Inc.*(a)	23,160	1,451,901

		7,369,885

		16,641,909

UTILITIES—2.2%
Electric—2.2%
Allegheny Energy, Inc.	17,120	1,089,003

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
UTILITIES (Continued)
Electric (Continued)
NRG Energy, Inc.*(a)	40,570	$1,758,304

		2,847,307

TOTAL COMMON STOCK (cost $102,142,980)		127,967,130

	Units	Value
SHORT-TERM INVESTMENTS—33.3%
Affiliated Funds—33.3%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	3,802,837	3,802,837
State Street Quality D Short Term Investment Fund(b)(c)	39,799,633	39,799,633

TOTAL SHORT-TERM INVESTMENTS (cost $43,602,470)		43,602,470

TOTAL INVESTMENTS—131.1% (cost $145,745,450)		171,569,600
Liabilities in excess of other assets—(31.1)%		(40,653,699)

NET ASSETS—100.0%		$130,915,901

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

	December 31, 2007
ASSETS
Investments, at value (cost $88,639,101)	$87,800,407	(a)
Investments in affiliated issuers, at value (cost $36,392,835)	36,392,835
Foreign currency, at value (Cost $113,636)	106,931
Cash	238,759
Receivable for investments sold	401,127
Receivable for fund units sold	301,634
Dividends receivable	64,488

Total assets	125,306,181

LIABILITIES
Payable for cash collateral received on securities loaned	35,815,840	(b)
Payable for investments purchased	352,770
Payable for fund units redeemed	200,543
Investment advisory fee payable	150,248
State Street Bank and Trust Company—program fee payable	24,391
Trustee, management and administration fees payable	6,905
ABA Retirement Funds—program fee payable	3,169
Other accruals	32,560

Total liabilities	36,586,426

Net Assets (equivalent to $16.97 per unit based on 5,227,794 units outstanding)	$88,719,755

(a)	Includes securities on loan with a value of $35,586,866 (see Note 6).
(b)	Excludes non-cash collateral of $729,094 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

For the year ended December 31, 2007
Investment Income
Dividends (net of foreign tax expense of $35,677)	$1,170,348
Dividends—affiliated issuers	101,200
Interest—unaffiliated issuers	67
Securities lending income	62,215

Total investment income	1,333,830

Expenses
Investment advisory fee	592,575
State Street Bank and Trust Company—program fee	299,820
Trustee, management and administration fees	84,255
ABA Retirement Funds—program fee	38,662
Legal and audit fees	28,022
Compliance consultant fees	27,604
Reports to unitholders	13,200
Registration fees	2,856
Other fees	12,327

Total expenses	1,099,321

Net investment income (loss)	234,509

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	3,733,021
Foreign currency transactions	357,525

Net realized gain (loss)	4,090,546

Change in net unrealized appreciation (depreciation) on:
Investments	(4,019,889)
Foreign currency transactions	(6,519)

Change in net unrealized appreciation (depreciation)	(4,026,408)

Net realized and unrealized gain (loss)	64,138

Net increase (decrease) in net assets resulting from operations	$298,647

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2006	2007
From operations
Net investment income (loss)	$251,354	$234,509
Net realized gain (loss) from investments and foreign currency transactions	12,026,001	4,090,546
Change in net unrealized appreciation (depreciation)	(4,036,510)	(4,026,408)

Net increase (decrease) in net assets resulting from operations	8,240,845	298,647

From unitholder transactions
Proceeds from units issued	27,002,064	49,730,830
Cost of units redeemed	(25,840,942)	(36,853,013)

Net increase (decrease) in net assets from unitholder transactions	1,161,122	12,877,817

Net increase (decrease) in net assets	9,401,967	13,176,464

Net Assets
Beginning of year	66,141,324	75,543,291

End of year	$75,543,291	$88,719,755

Number of units
Outstanding—beginning of year	4,461,597	4,540,197
Issued	1,762,485	2,717,128
Redeemed	(1,683,885)	(2,029,531)

Outstanding—end of year	4,540,197	5,227,794

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2003	2004	2005	2006	2007
Investment income†	$0.14	$0.17	$0.23	$0.23	$0.26
Expenses(†)††	(0.14)	(0.15)	(0.16)	(0.18)	(0.21)

Net investment income (loss)	—	0.02	0.07	0.05	0.05
Net realized and unrealized gain (loss)	2.98	1.59	0.38	1.77	0.28

Net increase (decrease) in unit value	2.98	1.61	0.45	1.82	0.33
Net asset value at beginning of year	9.78	12.76	14.37	14.82	16.64

Net asset value at end of year	$12.76	$14.37	$14.82	$16.64	$16.97

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	1.22%	1.12%	1.10%	1.16%	1.17%
Ratio of net investment income (loss) to average net assets	0.02%	0.18%	0.47%	0.37%	0.25%
Portfolio turnover	14%	13%	32%	131%	63%
Total return	30.47%	12.62%	3.13%	12.28%	1.98%
Net Assets at end of year (in thousands)	$31,192	$53,363	$66,141	$75,543	$88,720

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMON STOCK—98.8%
BASIC MATERIALS—8.3%
Chemicals—6.9%
Celanese Corp.	32,900	$1,392,328
Chemtura Corp.	104,500	815,100
Cytec Industries, Inc.	18,300	1,126,914
FMC Corp.	32,000	1,745,600
Rhodia SA (Registered)*	27,447	1,057,845

		6,137,787

Iron/Steel—1.4%
Cleveland-Cliffs, Inc.(a)	12,400	1,249,920

		7,387,707

COMMUNICATIONS—6.4%
Advertising—1.6%
RH Donnelley Corp.*(a)	37,795	1,378,762

Internet—1.3%
McAfee, Inc.*	32,000	1,200,000

Media—0.4%
Entercom Communications Corp.(a)	28,300	387,427

Telecommunication—3.1%
Embarq Corp.(a)	16,500	817,245
JDS Uniphase Corp.*(a)	83,300	1,107,890
Virgin Media, Inc.(a)	46,900	803,866

		2,729,001

		5,695,190

CONSUMER, CYCLICAL—13.1%
Airlines—1.7%
Northwest Airlines Corp.*	83,300	1,208,683
UAL Corp.*(a)	9,000	320,940

		1,529,623

Apparel—0.6%
Liz Claiborne, Inc.(a)	26,800	545,380

Auto Parts & Equipment—2.1%
BorgWarner, Inc.(a)	5,600	271,096
TRW Automotive Holdings Corp.*(a)	38,100	796,290
WABCO Holdings, Inc.	15,533	778,048

		1,845,434

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Distribution/Wholesale—1.1%
United Stationers, Inc.*(a)	20,300	$938,063

Home Builders—1.0%
MDC Holdings, Inc.(a)	24,400	905,972

Home Furnishings—0.8%
Whirlpool Corp.(a)	9,000	734,670

Housewares—2.6%
Newell Rubbermaid, Inc.(a)	30,000	776,400
Toro Co.(a)	28,600	1,556,984

		2,333,384

Retail—3.2%
American Eagle Outfitters, Inc.	42,600	884,802
Copart, Inc.*	29,900	1,272,245
Office Depot, Inc.*	44,900	624,559

		2,781,606

		11,614,132

CONSUMER, NON-CYCLICAL—17.6%
Agriculture—3.0%
Agrium, Inc.	18,600	1,343,106
Bunge Ltd.	11,100	1,292,151
Chaoda Modern Agriculture Holdings Ltd.	30,000	27,274

		2,662,531

Commercial Services—2.6%
Avis Budget Group, Inc.*	50,100	651,300
BearingPoint, Inc.*(a)	123,600	349,788
RR Donnelley & Sons Co.	34,200	1,290,708

		2,291,796

Food—3.9%
Cosan Ltd. Class A*(a)	24,300	306,180
Dean Foods Co.(a)	50,300	1,300,758
Lighthouse Caledonia ASA*(a)	16,133	15,319
Marine Harvest*(a)	1,898,000	1,218,928
Smithfield Foods, Inc. *(a)	21,600	624,672

		3,465,857

Healthcare-Products—2.2%
Cooper Cos., Inc.(a)	20,500	779,000

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Products (Continued)
West Pharmaceutical Services, Inc.(a)	29,600	$1,201,464

		1,980,464

Pharmaceuticals—5.9%
Barr Pharmaceuticals, Inc.*	42,300	2,246,130
Endo Pharmaceuticals Holdings, Inc.*	41,100	1,096,137
Impax Laboratories, Inc.*(a)	104,600	1,161,060
Theravance, Inc.*(a)	38,100	742,950

		5,246,277

		15,646,925

DIVERSIFIED—0.7%
Diversified Operations—0.7%
First Pacific Co., Ltd.	770,000	598,334

		598,334

ENERGY—8.8%
Coal—1.6%
Arch Coal, Inc.(a)	31,700	1,424,281

Energy-Alternate Sources—2.5%
Brasil Ecodiesel Industria E Comercio de Biocombustiveis e Oleos Vegetais (ADR)*	37,200	143,994
Brasil Ecodiesel Industria E Comercio de Biocombustiveis e Oleos Vegetais (ADR)*(b)	51,400	198,959
Solar Cayman Ltd.(b)(c)	33,700	515,947
Uranium One, Inc.*(a)	93,300	833,845
USEC, Inc.*(a)	62,700	564,300

		2,257,045

Oil & Gas—3.4%
Newfield Exploration Co.*	35,100	1,849,770
Noble Energy, Inc.	14,400	1,145,088

		2,994,858

Oil & Gas Services—1.3%
Compagnie Generale de Geophysique-Veritas (ADR)*	13,500	756,675
SBM Offshore NV	11,824	372,857

		1,129,532

		7,805,716

FINANCIAL—10.7%
Banks—1.0%
UnionBanCal Corp.	2,100	102,711

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
FINANCIAL (Continued)
Banks (Continued)
Webster Financial Corp.(a)	25,100	$802,447

		905,158

Diversified Financial Services—2.1%
Affiliated Managers Group, Inc.*(a)	9,900	1,162,854
CIT Group, Inc.	29,800	716,094

		1,878,948

Insurance—5.0%
AMBAC Financial Group, Inc.(a)	29,600	762,792
Everest Re Group Ltd.	14,200	1,425,680
Reinsurance Group of America, Inc.(a)	28,800	1,511,424
UnumProvident Corp.	31,800	756,522

		4,456,418

REITS—1.6%
Liberty Property Trust(a)	30,000	864,300
Thornburg Mortgage, Inc.(a)	56,200	519,288

		1,383,588

Savings & Loans—1.0%
Sovereign Bancorp, Inc.	76,800	875,520

		9,499,632

INDUSTRIAL—20.2%
Aerospace & Defense—2.4%
Alliant Techsystems, Inc.*(a)	12,800	1,456,128
Goodrich Corp.	9,400	663,734

		2,119,862

Electronics—5.4%
Arrow Electronics, Inc.*	56,400	2,215,392
Flextronics International Ltd.*	146,100	1,761,966
Kingboard Laminates Holding Ltd.	1,172,500	789,319

		4,766,677

Engineering & Construction—1.2%
URS Corp.*(a)	19,500	1,059,435

Hand/Machine Tools—1.3%
Kennametal, Inc.	30,000	1,135,800

Machinery- Diversified—0.8%
AGCO Corp.*(a)	10,500	713,790

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
INDUSTRIAL (Continued)
Miscellaneous Manufacturing—2.1%
Carlisle Cos., Inc.(a)	28,000	$1,036,840
Pentair, Inc.	25,100	873,731

		1,910,571

Packaging & Containers—3.7%
Greif, Inc. Class A	17,000	1,111,290
Owens-Illinois, Inc.*(a)	32,200	1,593,900
Pactiv Corp.*	20,900	556,567

		3,261,757

Transportation—2.2%
American Commercial Lines, Inc.*(a)	61,900	1,005,256
Werner Enterprises, Inc.(a)	55,000	936,650

		1,941,906

Trucking & Leasing—1.1%
Genesis Lease Ltd.(a)	54,400	1,020,544

		17,930,342

TECHNOLOGY—6.2%
Computers—2.1%
CACI International, Inc. Class A*(a)	34,200	1,531,134
NCR Corp.*(a)	11,700	293,670

		1,824,804

Semiconductors—4.1%
Fairchild Semiconductor International, Inc.*	79,400	1,145,742
Teradyne, Inc.*	54,900	567,666
Varian Semiconductor Equipment Associates, Inc.*(a)	52,000	1,924,000

		3,637,408

		5,462,212

UTILITIES—6.8%
Electric—5.3%
Northeast Utilities	50,700	1,587,417
Sierra Pacific Resources	81,200	1,378,776
Wisconsin Energy Corp.	35,000	1,704,850

		4,671,043

Gas—1.5%
UGI Corp.	49,100	1,337,974

		6,009,017

TOTAL COMMON STOCK (cost $88,475,045)		87,649,207

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONVERTIBLE PREFERRED STOCK—0.2%
FINANCIAL—0.2%
Diversified Financial Services—0.2%
Thornburg Mortgage, Inc.	6,300	$151,200

TOTAL CONVERTIBLE PREFERRED STOCK (cost $164,056)		151,200

	Units
SHORT-TERM INVESTMENTS—41.0%
Affiliated Funds—41.0%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(d)	576,995	576,995
State Street Quality D Short Term Investment Fund(d)(e)	35,815,840	35,815,840

TOTAL SHORT-TERM INVESTMENTS (cost $36,392,835)		36,392,835

TOTAL INVESTMENTS—140.0% (cost $125,031,936)		124,193,242
Liabilities in excess of other assets—(40.0%)		(35,473,487)

NET ASSETS—100.0%		$88,719,755

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $793,669 and $714,906, respectively.
(c)	Represents fair value as determined in good faith by the trustee.
(d)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(e)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2007
ASSETS
Investments, at value (cost $240,609,644)	$256,403,343	(a)
Investments in affiliated issuers, at value (cost $156,184,202)	156,158,582
Receivable for investments sold	768,136
Receivable for fund units sold	467,411
Dividends receivable	214,149

Total assets	414,011,621

LIABILITIES
Due to custodian	367,129
Payable for cash collateral received on securities loaned	144,908,652	(b)
Payable for investments purchased	1,227,799
Payable for fund units redeemed	450,032
Investment advisory fee payable	364,623
State Street Bank and Trust Company—program fee payable	72,748
Trustee, management and administration fees payable	20,700
ABA Retirement Funds—program fee payable	9,513
Other accruals	101,776

Total liabilities	147,522,972

Net Assets (equivalent to $73.88 per unit based on 3,607,118 units outstanding)	$266,488,649

(a)	Includes securities on loan with a value of $143,970,893 (see Note 6).
(b)	Excludes non-cash collateral of $2,821,438 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

For the year ended December 31, 2007

Investment Income
Dividends	$1,859,980
Dividends—affiliated issuers	432,290
Securities lending income	324,033

Total investment income	2,616,303

Expenses
Investment advisory fee	2,074,959
State Street Bank and Trust Company—program fee	942,947
Trustee, management and administration fees	265,075
ABA Retirement Funds—program fee	121,610
Legal and audit fees	88,779
Compliance consultant fees	87,457
Reports to unitholders	41,824
Registration fees	9,049
Other fees	38,886

Total expenses	3,670,586

Net investment income (loss)	(1,054,283)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments-unaffiliated issuers	24,599,790
Investments-affiliated issuers	741,083

Net realized gain (loss)	25,340,873
Change in net unrealized appreciation (depreciation)	(22,402,163)

Net realized and unrealized gain (loss)	2,938,710

Net increase (decrease) in net assets resulting from operations	$1,884,427

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2006	2007
From operations
Net investment income (loss)	$(1,447,843)	$(1,054,283)
Net realized gain (loss)	19,777,139	25,340,873
Change in net unrealized appreciation (depreciation)	6,470,447	(22,402,163)
Net increase of payments made by affiliates	407	—

Net increase (decrease) in net assets resulting from operations	24,800,150	1,884,427

From unitholder transactions
Proceeds from units issued	53,406,303	39,807,562
Cost of units redeemed	(89,174,671)	(78,987,735)

Net increase (decrease) in net assets from unitholder transactions	(35,768,368)	(39,180,173)

Net increase (decrease) in net assets	(10,968,218)	(37,295,746)
Net Assets
Beginning of year	314,752,613	303,784,395

End of year	$303,784,395	$266,488,649

Number of units
Outstanding—beginning of year	4,628,769	4,118,186
Issued	741,072	520,241
Redeemed	(1,251,655)	(1,031,309)

Outstanding—end of year	4,118,186	3,607,118

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2003	2004	2005	2006	2007
Investment income†	$0.39	$0.50	$0.50	$0.55	$0.68
Expenses(†)††	(0.47)	(0.54)	(0.70)	(0.87)	(0.95)

Net investment income (loss)	(0.08)	(0.04)	(0.20)	(0.32)	(0.27)
Net realized and unrealized gain (loss)	16.74	4.50	4.20	6.09 (a)	0.38

Net increase (decrease) in unit value	16.66	4.46	4.00	5.77	0.11
Net asset value at beginning of year	42.88	59.54	64.00	68.00	73.77

Net asset value at end of year	$59.54	$64.00	$68.00	$73.77	$73.88

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.94%	0.92%	1.10%	1.22%	1.24%
Ratio of net investment income (loss) to average net assets	(0.16)%	(0.08)%	(0.32)%	(0.45)%	(0.36)%
Portfolio turnover†††	46%	104%	103%	79%	100%
Total return	38.85%	7.49%	6.25%	8.49%	0.15%
Net Assets at end of year (in thousands)	$314,696	$320,034	$314,753	$303,784	$266,489

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in a collective investment fund commencing July 1, 2005, portfolio turnover reflects purchases and sales of such collective investment fund in which the Fund invests a portion of its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Net of payment made by the Program’s record keeper, an affiliate, who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMON STOCK—96.3%
BASIC MATERIALS—4.3%
Chemicals—1.8%
American Vanguard Corp.(a)	32,100	$556,935
Ferro Corp.(a)	46,200	957,726
Hercules, Inc.(a)	107,800	2,085,930
Olin Corp.	54,600	1,055,418

		4,656,009

Forest Products & Paper—0.6%
AbitibiBowater, Inc.(a)	6,136	126,463
Caraustar Industries, Inc.*(a)	130,400	402,936
Rock-Tenn Co.	40,300	1,024,023

		1,553,422

Iron/Steel—1.4%
Cleveland-Cliffs, Inc.(a)	37,400	3,769,920

Mining—0.5%
Century Aluminum Co.*(a)	19,400	1,046,436
Northern Dynasty Minerals Ltd.*(a)	25,800	338,754

		1,385,190

		11,364,541

COMMUNICATIONS—7.1%
Advertising—0.1%
Greenfield Online, Inc.*(a)	15,000	219,150

Internet—4.5%
Equinix, Inc.*(a)	20,300	2,051,721
Interwoven, Inc.*	27,300	388,206
Orbitz Worldwide, Inc.*(a)	118,500	1,007,250
Perficient, Inc.*(a)	29,700	467,478
Priceline.com, Inc.*(a)	25,600	2,940,416
Sapient Corp.*(a)	395,700	3,486,117
SonicWALL, Inc.*(a)	69,300	742,896
Trizetto Group *(a)	63,100	1,096,047

		12,180,131

Media—0.1%
JumpTV, Inc.*(a)	64,800	148,227

Telecommunication—2.4%
Arris Group, Inc.*(a)	73,100	729,538
EMS Technologies, Inc.*(a)	9,600	290,304
General Communication, Inc. Class A*(a)	123,700	1,082,375

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
Golden Telecom, Inc.*	9,400	$948,930
Plantronics, Inc.(a)	39,300	1,021,800
Premiere Global Services, Inc.*(a)	56,500	839,025
Sonus Networks, Inc.*(a)	96,300	561,429
Sycamore Networks, Inc.*(a)	154,000	591,360
Virgin Mobile USA, Inc.*(a)	54,800	487,172

		6,551,933

		19,099,441

CONSUMER, CYCLICAL—11.1%
Airlines—0.2%
Airtran Holdings, Inc.*(a)	34,100	244,156
JetBlue Airways Corp.*(a)	28,900	170,510
US Airways Group, Inc.*(a)	7,700	113,267

		527,933

Apparel—4.1%
American Apparel, Inc.*(a)	89,000	1,335,000
Deckers Outdoor Corp.*(a)	20,500	3,178,730
Gymboree Corp.*(a)	43,400	1,321,964
Iconix Brand Group, Inc.*	22,400	440,384
Skechers U.S.A., Inc.*	61,800	1,205,718
The Warnaco Group, Inc.*	63,400	2,206,320
Wolverine World Wide, Inc.(a)	46,700	1,145,084

		10,833,200

Auto Parts & Equipment—0.7%
Aftermarket Technology Corp.*	16,900	460,694
Commercial Vehicle Group, Inc.*(a)	96,800	1,403,600

		1,864,294

Entertainment—0.5%
Pinnacle Entertainment, Inc.*(a)	55,100	1,298,156

Home Furnishings—0.2%
Tempur-Pedic International, Inc.(a)	23,500	610,295

Leisure Time—0.4%
Polaris Industries, Inc.(a)	22,400	1,070,048

Office Furnishings—0.5%
HNI Corp.(a)	42,600	1,493,556

Retail—4.5%
BJ’s Wholesale Club, Inc.*(a)	28,300	957,389

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Buckle, Inc.(a)	16,950	$559,350
First Cash Financial Services, Inc.*(a)	42,500	623,900
Group 1 Automotive, Inc.(a)	20,100	477,375
J Crew Group, Inc.*(a)	16,400	790,644
Jack in the Box, Inc.*	50,600	1,303,962
Nu Skin Enterprises, Inc.	92,200	1,514,846
Pacific Sunwear of California, Inc.*(a)	111,100	1,567,621
Panera Bread Co.*(a)	31,100	1,114,002
PF Chang’s China Bistro, Inc.*(a)	53,400	1,219,656
Red Robin Gourmet Burgers, Inc.*(a)	38,000	1,215,620
Ulta Salon, Cosmetics & Fragrance, Inc.*(a)	36,600	627,690

		11,972,055

		29,669,537

CONSUMER, NON-CYCLICAL—23.1%
Biotechnology—3.4%
Applera Corp.—Celera Group*	96,800	1,536,216
Arena Pharmaceuticals, Inc.*(a)	74,703	584,924
Cougar Biotechnology, Inc.*(b)	4,900	144,207
Cytokinetics, Inc.*(a)	42,500	201,025
Encysive Pharmaceuticals, Inc.*(a)	26,000	22,100
Exelixis, Inc.*(a)	68,500	591,155
Human Genome Sciences, Inc.*(a)	164,100	1,713,204
Incyte Corp.*(a)	130,200	1,308,510
LifeCell Corp.*(a)	29,300	1,263,123
Martek Biosciences Corp.*(a)	30,900	914,022
Regeneron Pharmaceuticals, Inc.*(a)	32,000	772,800

		9,051,286

Commercial Services—7.2%
Administaff, Inc.(a)	25,800	729,624
Advisory Board Co.*(a)	28,100	1,803,739
Bankrate, Inc.*(a)	26,600	1,279,194
BearingPoint, Inc.*(a)	88,600	250,738
CBIZ, Inc.*(a)	36,300	356,103
CDI Corp.(a)	9,100	220,766
DeVry, Inc.(a)	48,800	2,535,648
eTelecare Global Solutions, Inc. (ADR)*	10,600	87,874
ExlService Holdings, Inc.*(a)	27,900	643,932
INVESTools, Inc.*(a)	106,300	1,885,762
Live Nation, Inc.*(a)	45,300	657,756
MAXIMUS, Inc.(a)	14,000	540,540
Parexel International Corp.*	22,400	1,081,920
Resources Connection, Inc.*	85,200	1,547,232

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Commercial Services (Continued)
Spherion Corp.*	27,300	$198,744
Strayer Education, Inc.	6,300	1,074,654
Valassis Communications, Inc.*(a)	52,200	610,218
Watson Wyatt Worldwide, Inc.(a)	48,000	2,227,680
WNS Holdings Ltd. (ADR)*	22,700	371,145
Wright Express Corp.*	30,900	1,096,641

		19,199,910

Food—1.2%
Flowers Foods, Inc.(a)	56,500	1,322,665
Great Atlantic & Pacific Tea Co., Inc.*(a)	14,800	463,684
Nash Finch Co.(a)	20,100	709,128
Performance Food Group Co.*(a)	25,500	685,185

		3,180,662

Healthcare-Products—4.1%
AngioDynamics, Inc.*(a)	47,900	912,016
Arthrocare Corp.*(a)	18,600	893,730
Conmed Corp.*(a)	38,200	882,802
Invacare Corp.(a)	20,100	506,520
Meridian Bioscience, Inc.(a)	33,650	1,012,192
Merit Medical Systems, Inc.*(a)	21,100	293,290
Orthofix International NV *(a)	8,603	498,716
PSS World Medical, Inc.*(a)	78,900	1,544,073
Quidel Corp.*(a)	32,300	628,881
Respironics, Inc.*	11,300	739,924
STERIS Corp.	21,500	620,060
Symmetry Medical, Inc.*	24,400	425,292
TomoTherapy, Inc.*(a)	25,621	501,147
Varian, Inc.*	22,700	1,482,310

		10,940,953

Healthcare-Services—3.7%
Air Methods Corp.*(a)	11,000	546,370
Amedisys, Inc.*(a)	22,400	1,086,848
AMERIGROUP Corp.*	59,900	2,183,355
AmSurg Corp.*	20,100	543,906
Centene Corp.*	50,600	1,388,464
LifePoint Hospitals, Inc.*(a)	33,000	981,420
Magellan Health Services, Inc.*	14,400	671,472
Molina Healthcare, Inc.*(a)	34,300	1,327,410
RehabCare Group, Inc.*(a)	12,600	284,256
Sun Healthcare Group, Inc.*(a)	48,000	824,160

		9,837,661

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Household Products/Wares—0.8%
Tupperware Brands Corp.(a)	46,700	$1,542,501
WD-40 Co.(a)	14,700	558,159

		2,100,660

Pharmaceuticals—2.7%
Alkermes, Inc.*(a)	24,800	386,632
Atherogenics, Inc.*(a)	31,900	12,122
Cubist Pharmaceuticals, Inc.*(a)	73,800	1,513,638
CV Therapeutics, Inc.*(a)	40,400	365,620
Cypress Bioscience, Inc.*(a)	49,200	542,676
Infinity Pharmaceuticals, Inc.*(a)	16,725	159,724
Medicines Co.*(a)	10,500	201,180
MGI Pharma, Inc.*(a)	20,600	834,918
Neurogen Corp.*(a)	55,700	192,165
NPS Pharmaceuticals, Inc.*	9,000	34,470
OSI Pharmaceuticals, Inc.*(a)	17,400	844,074
Pharmacopeia Drug Discovery, Inc.*(a)	21,100	100,647
Pharmion Corp.*	4,900	308,014
Progenics Pharmaceuticals, Inc.*(a)	25,800	466,206
Renovis, Inc.*(a)	17,600	53,328
Rigel Pharmaceuticals, Inc.*(a)	11,031	280,077
Salix Pharmaceuticals Ltd.*(a)	61,900	487,772
Zymogenetics, Inc.*(a)	31,800	371,106

		7,154,369

		61,465,501

DIVERSIFIED—0.1%
Diversified Operations—0.1%
Global Logistics Acquisition Corp.*	27,300	211,575

ENERGY—6.3%
Coal—0.5%
Foundation Coal Holdings, Inc.	25,200	1,323,000

Oil & Gas—4.9%
Cabot Oil & Gas Corp.(a)	79,300	3,201,341
Comstock Resources, Inc.*	18,000	612,000
CVR Energy, Inc.*(a)	13,100	326,714
Parker Drilling Co.*(a)	93,700	707,435
Penn Virginia Corp.	45,600	1,989,528
St. Mary Land & Exploration Co.	13,800	532,818
Stone Energy Corp.*(a)	37,700	1,768,507
Whiting Petroleum Corp.*	65,900	3,799,794

		12,938,137

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
ENERGY (Continued)
Oil & Gas Services—0.9%
Dawson Geophysical Co.*(a)	20,200	$1,443,492
Matrix Service Co.*	33,700	735,334
Mitcham Industries, Inc.*	12,650	260,084

		2,438,910

		16,700,047

FINANCIAL—14.0%
Banks—4.5%
AmericanWest Bancorp(a)	30,600	539,478
Bank of the Ozarks, Inc.(a)	8,300	217,460
First Citizens BancShares, Inc.	5,518	804,800
First Community Bancorp, Inc.(a)	37,600	1,550,624
First National of Nebraska, Inc.	39	210,600
Hancock Holding Co.(a)	24,700	943,540
International Bancshares Corp.(a)	38,220	800,327
Old Second Bancorp, Inc.(a)	7,900	211,641
SCBT Financial Corp.(a)	48,757	1,544,134
Signature Bank *(a)	24,400	823,500
Sterling Bancshares, Inc.(a)	49,900	556,884
SVB Financial Group*(a)	22,700	1,144,080
Taylor Capital Group, Inc.(a)	10,100	206,040
Trico Bancshares(a)	10,800	208,440
UMB Financial Corp.(a)	62,600	2,401,336

		12,162,884

Diversified Financial Services—1.1%
Advanta Corp. Class B(a)	40,549	327,230
National Financial Partners Corp.(a)	20,200	921,322
Nelnet, Inc.(a)	46,000	584,660
Waddell & Reed Financial, Inc. Class A	28,200	1,017,738

		2,850,950

Insurance—4.1%
American Physicians Capital, Inc.(a)	17,700	733,842
Amerisafe, Inc.*	45,200	701,052
Assured Guaranty Ltd.(a)	25,100	666,154
eHealth, Inc.*	15,400	494,494
Employers Holdings, Inc.	17,908	299,243
Harleysville Group, Inc.	6,800	240,584
Navigators Group, Inc.*	4,891	317,915
Philadelphia Consolidated Holding Co.*	44,900	1,766,815
Phoenix Cos., Inc.(a)	48,700	578,069
Platinum Underwriters Holdings Ltd.	21,800	775,208
ProAssurance Corp.*(a)	21,000	1,153,320

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
FINANCIAL (Continued)
Insurance (Continued)
RLI Corp.(a)	12,000	$681,480
Safety Insurance Group, Inc.(a)	6,800	249,016
Tower Group, Inc.(a)	28,400	948,560
Universal American Financial Corp.*	31,800	813,762
Validus Holdings Ltd.*(a)	16,500	428,670

		10,848,184

Real Estate—0.2%
Thomas Properties Group, Inc.(a)	51,200	551,936

REITS—4.0%
Acadia Realty Trust(a)	39,000	998,790
American Campus Communities, Inc.(a)	22,300	598,755
BioMed Realty Trust, Inc.	19,500	451,815
DCT Industrial Trust, Inc.(a)	61,200	569,772
Entertainment Properties Trust(a)	8,900	418,300
Maguire Properties, Inc.(a)	41,800	1,231,846
MFA Mortgage Investments, Inc.	118,900	1,099,825
PS Business Parks, Inc.(a)	32,100	1,686,855
Saul Centers, Inc.	29,800	1,592,214
Sunstone Hotel Investors, Inc.(a)	70,600	1,291,274
Winthrop Realty Trust	128,800	681,352

		10,620,798

Savings & Loans—0.1%
Northwest Bancorp, Inc.(a)	8,800	233,816

		37,268,568

INDUSTRIAL—12.2%
Aerospace & Defense—2.1%
Curtiss-Wright Corp.	13,600	682,720
Ducommun, Inc.*	11,700	444,600
Esterline Technologies Corp.*	16,700	864,225
Moog, Inc. Class A*(a)	12,900	590,949
Teledyne Technologies, Inc.*	41,300	2,202,529
Triumph Group, Inc.(a)	9,000	741,150

		5,526,173

Building Materials—0.6%
Eagle Materials, Inc.(a)	12,200	432,856
Lennox International, Inc.(a)	25,900	1,072,778

		1,505,634

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
INDUSTRIAL (Continued)
Electrical Components & Equipment—1.4%
GrafTech International Ltd.*(a)	79,200	$1,405,800
II-VI, Inc.*(a)	20,900	638,495
Littelfuse, Inc.*	16,800	553,728
Powell Industries, Inc.*	13,200	581,724
Woodward Governor Co.	9,200	625,140

		3,804,887

Electronics—0.8%
Badger Meter, Inc.(a)	16,500	741,675
Rofin-Sinar Technologies, Inc.*(a)	20,400	981,444
Universal Electronics, Inc.*(a)	11,700	391,248

		2,114,367

Engineering & Construction—0.4%
EMCOR Group, Inc.*	51,200	1,209,856

Environmental Control—0.4%
CECO Environmental Corp.*	10,460	114,851
Darling International, Inc.*	83,000	959,480

		1,074,331

Machinery-Diversified—3.4%
Applied Industrial Technologies, Inc.(a)	58,050	1,684,611
Columbus McKinnon Corp.*(a)	18,100	590,422
DXP Enterprises, Inc.*	14,100	658,188
Gorman-Rupp Co.(a)	9,000	280,800
Graco, Inc.(a)	12,300	458,298
Robbins & Myers, Inc.	36,600	2,768,058
Tennant Co.(a)	34,900	1,545,721
Wabtec Corp.(a)	35,994	1,239,633

		9,225,731

Metal Fabrication & Hardware—0.4%
Valmont Industries, Inc.(a)	11,700	1,042,704

Miscellaneous Manufacturing—1.4%
Actuant Corp. Class A(a)	25,400	863,854
Acuity Brands, Inc.(a)	13,900	625,500
AO Smith Corp.(a)	6,500	227,825
Barnes Group, Inc.(a)	14,685	490,332
ESCO Technologies, Inc.*(a)	14,600	583,124
Freightcar America, Inc.(a)	10,800	378,000
Hexcel Corp.*(a)	22,400	543,872

		3,712,507

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
INDUSTRIAL (Continued)
Transportation—1.3%
Celadon Group, Inc.*(a)	54,200	$496,472
Eagle Bulk Shipping, Inc.(a)	10,900	289,395
Genesee & Wyoming, Inc.*(a)	12,650	305,751
GulfMark Offshore, Inc.*(a)	17,500	818,825
Heartland Express, Inc.(a)	14,800	209,864
Knight Transportation, Inc.(a)	27,150	402,091
Teekay Tankers Ltd.*	10,100	222,200
Vitran Corp., Inc.*	21,900	311,637
Werner Enterprises, Inc.(a)	20,000	340,600

		3,396,835

		32,613,025

TECHNOLOGY—15.9%
Computers—2.5%
Hutchinson Technology, Inc.*(a)	11,700	307,944
Manhattan Associates, Inc.*	22,400	590,464
MTS Systems Corp.	10,800	460,836
NETGEAR, Inc.*(a)	48,700	1,737,129
Novatel Wireless, Inc.*(a)	94,500	1,530,900
NYFIX, Inc.*(a)	29,900	159,965
NYFIX, Inc.(c)	37,000	197,950
Synaptics, Inc.*(a)	37,700	1,551,732

		6,536,920

Semiconductors—6.5%
Applied Micro Circuits Corp.*(a)	184,025	1,608,379
Bookham, Inc.*(a)	132,400	315,112
Diodes, Inc.*(a)	56,850	1,709,479
Micrel, Inc.(a)	75,600	638,820
ON Semiconductor Corp.*(a)	257,600	2,287,488
QLogic Corp.*	134,700	1,912,740
Semtech Corp.*(a)	175,600	2,725,312
Skyworks Solutions, Inc.*	238,600	2,028,100
Ultra Clean Holdings, Inc.*(a)	118,000	1,439,600
Varian Semiconductor Equipment Associates, Inc.*(a)	34,625	1,281,125
Zoran Corp.*	61,600	1,386,616

		17,332,771

Software—6.9%
Ansys, Inc.*	54,500	2,259,570
Bottomline Technologies, Inc.*(a)	22,700	317,800
CSG Systems International, Inc.*(a)	56,700	834,624
Eclipsys Corp.*(a)	42,171	1,067,348
Emageon, Inc.*(a)	44,000	176,000
Lawson Software, Inc.*	161,600	1,654,784

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2007

	Shares	Value
TECHNOLOGY (Continued)
Software (Continued)
Magma Design Automation, Inc.*(a)	23,600	$288,156
Mentor Graphics Corp.*(a)	41,200	444,136
Nuance Communications, Inc.*(a)	127,800	2,387,304
Omnicell, Inc.*(a)	35,400	953,322
Omniture, Inc.*(a)	34,500	1,148,505
Quest Software, Inc.*	65,500	1,207,820
Red Hat, Inc.*(a)	84,900	1,769,316
SYNNEX Corp.*(a)	22,100	433,160
Take-Two Interactive Software, Inc.*(a)	23,650	436,343
THQ, Inc.*(a)	53,000	1,494,070
Visual Sciences, Inc.*(a)	58,100	1,073,688
Vocus, Inc.*	12,400	428,172

		18,374,118

		42,243,809

UTILITIES—2.2%
Electric—1.5%
Cleco Corp.(a)	64,300	1,787,540
El Paso Electric Co.*	31,200	797,784
Unisource Energy Corp.(a)	41,000	1,293,550

		3,878,874

Gas—0.7%
UGI Corp.(a)	69,300	1,888,425

		5,767,299

TOTAL COMMON STOCK (cost $240,609,644)		256,403,343

INVESTMENT FUNDS—1.9%
Affiliated fund—1.9%
State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund (d) (cost $5,162,917)	111,746	5,137,297

	Units
SHORT-TERM INVESTMENTS—56.6%
Affiliated fund—56.6%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund (d)	6,112,633	6,112,633
State Street Quality D Short Term Investment Fund (d)(e)	144,908,652	144,908,652

TOTAL SHORT-TERM INVESTMENTS (cost $151,021,285)		151,021,285

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2007

	Units	Value
TOTAL INVESTMENTS—154.8% (cost $396,793,846)		412,561,925
Liabilities in excess of other assets—(54.8)%		(146,073,276)

NET ASSETS—100.0%		$266,488,649

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Represents fair value as determined in good faith by the trustee.
(c)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities are deemed liquid as they may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $163,447 and $197,950, respectively.
(d)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(e)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

December 31, 2007
Assets
Investments in affiliated fund, at fair value:
State Street Bank ABA Members/Pooled Stable Asset Fund Trust (cost $880,352,040) and units of 880,352,040)	$877,997,933
Receivable for fund units sold	1,817,192

Total assets	879,815,125

Liabilities
Payable for fund units redeemed	3,193,781
State Street Bank and Trust Company—program fee payable	237,768
Trustee, management and administration fees payable	67,444
ABA Retirement Funds—program fee payable	31,018
Other accruals	297,681

Total liabilities	3,827,692

Net Assets at fair value	875,987,433

Adjustment from fair value to contract value for fully benefit responsive contracts	2,354,107

Net Assets (equivalent to $33.27 per unit based on 26,400,288 units outstanding)	$878,341,540

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

For the year ended December 31, 2007
Investment income	$42,187,882

Expenses
State Street Bank and Trust Company—program fee	2,754,577
Trustee, management and administration fees	774,115
ABA Retirement Funds—program fee	355,240
Legal and audit fees	255,432
Compliance consultant fees	251,630
Reports to unitholders	120,335
Registration fees	26,034
Other fees	112,232

Total expenses	4,649,595

Net increase (decrease) in net assets resulting from operations	$37,538,287

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2006	2007
From operations
Net investment income (loss)	$35,532,522	$37,538,287

Net increase (decrease) in net assets resulting from operations	35,532,522	37,538,287

From unitholder transactions
Proceeds from units issued	236,673,256	276,185,464
Cost of units redeemed	(296,863,772)	(281,224,371)

Net increase (decrease) in net assets from unitholder transactions	(60,190,516)	(5,038,907)

Net increase (decrease) in net assets	(24,657,994)	32,499,380
Net Assets
Beginning of year	870,500,154	845,842,160

End of year	$845,842,160	$878,341,540

Number of units
Outstanding-beginning of period	28,463,595	26,552,729
Issued	7,589,126	8,481,673
Redeemed	(9,499,992)	(8,634,114)

Outstanding-end of period	26,552,729	26,400,288

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2003	2004	2005	2006	2007
Investment income†	$1.03	$0.98	$1.18	$1.45	$1.59
Expenses(†)††	(0.14)	(0.14)	(0.16)	(0.17)	(0.18)

Net investment income (loss)	0.89	0.84	1.02	1.28	1.41

Net increase (decrease) in unit value	0.89	0.84	1.02	1.28	1.41
Net asset value at beginning of year	27.83	28.72	29.56	30.58	31.86

Net asset value at end of year	$28.72	$29.56	$30.58	$31.86	$33.27

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.51%	0.50%	0.52%	0.57%	0.54%
Ratio of net investment income (loss) to average net assets	3.14%	2.88%	3.42%	4.07%	4.35%
Total return	3.20%	2.92%	3.45%	4.19%	4.43%
Net Assets at end of year (in thousands)	$882,346	$864,330	$870,500	$845,842	$878,342

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

UNITS OF COLLECTIVE INVESTMENT FUND
State Street Bank ABA Member/Pooled Stable Asset Fund Trust
(“SAFT”) (Units 880,352,040) ** (a)	$880,352,040
TOTAL INVESTMENTS (Cost $880,352,040) (100.2%)	880,352,040

LIABILITIES IN EXCESS OF OTHER ASSETS (-0.2%)	(2,010,500)

NET ASSETS (100.0%)	$878,341,540

**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(a)	Stable Asset Return Fund holds 100.0% of SAFT which holds the following investments:

The accompanying notes are an integral part of these financial statements

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Investment Contracts (19.84%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(1)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
GENWORTH LIFE INSURANCE COMPANY	AA-	GS3798GECA-02	7/6/2010	Fixed	4.60	$18,132,621	$0	$(278,224)	$17,854,397
GENWORTH LIFE AND ANNUITY INSURANCE COMPANY	AA	GS3889	8/4/2009	Fixed	4.09	15,435,996	0	(3,812)	15,432,184
GENWORTH LIFE AND ANNUITY INSURANCE COMPANY	AA	GS3889-2	12/1/2009	Fixed	4.12	19,278,132	0	(53,057)	19,225,075
ING USA ANNUITY AND LIFE INS. CO.	AA	IUS0194	2/3/2009	Fixed	4.09	16,557,559	0	29,933	16,587,492
JACKSON NATIONAL LIFE INSURANCE CO	AA	G-G-1349-2	9/8/2009	Fixed	3.76	13,445,404	0	54,957	13,500,361
JACKSON NATIONAL LIFE INSURANCE CO	AA	G-G-1349-3	1/5/2010	Fixed	4.68	9,145,625	0	(71,950)	9,073,675
JACKSON NATIONAL LIFE INSURANCE CO	AA	G-G-1349-4	10/6/2009	Fixed	4.43	18,051,103	0	(80,551)	17,970,552
METROPOLITAN LIFE	A	GAC-29396	9/7/2010	Fixed	4.59	16,907,297	0	(291,615)	16,615,682
TRANSAMERICA OCCIDENTAL LIFE INS	AA	SV04371Q	3/3/2009	Fixed	4.37	14,880,168	0	(3,542)	14,876,626
TRANSAMERICA OCCIDENTAL LIFE INS	AA	SV04391Q	11/4/2008	Fixed	4.38	5,231,301	0	2,664	5,233,965
TRANSAMERICA OCCIDENTAL LIFE INS	AA	SV04419Q	8/5/2008	Fixed	4.01	6,088,857	0	15,528	6,104,385
UNITED OF OMAHA INSURANCE CO	AA+	SDGA-12976	2/8/2008	Fixed	3.76	11,454,974	0	6,101	11,461,075
UNITED OF OMAHA INSURANCE CO	AA+	SDGA-12976-2	5/4/2010	Fixed	4.35	9,557,680	0	(66,596)	9,491,084

Total Investment Contracts						$174,166,717	$0	$(740,164)	$173,426,553

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
BANK OF AMERICA NT & SA	Aaa	02-085	GW	Variable	5.27				125,276,713	0	778,705	126,055,418
						CWALT 2007-J1 3A1	223,066	5.92	222,818
						CWALT 2007-8CB A9	811,757	6.00	809,562
						CWALT 2007-9T1 2A1	1,939,401	6.00	1,935,617
						CWALT 2007-12T1 A1	3,921,375	6.00	3,525,644
						CWALT 2007-15CB A7	2,324,566	6.00	2,322,175
						AMCAR 2005-CF A4	3,875,000	4.63	3,872,141
						AMCAR 2007-DF A1	605,181	5.91	609,030
						BSCMS 2002-PBW1 A1	680,960	3.97	675,601
						BSCMS 2003-T10 A1	631,205	4.00	623,333
						BSCMS 2005-T20 A1	2,584,074	4.94	2,589,099
						CNH 2007-B A1	567,354	5.82	569,976
						CSMC 2007-1 1A1A	2,146,546	5.94	2,174,874
						CWL 2005-16 2AF3	1,525,000	5.67	1,339,565
						CWALT 2005-43 1A1	1,793,514	5.35	1,777,024
						CWHL 2006-HYB2 3A1	90,655	5.56	90,324
						CARAT 2004-2 A4	388,250	3.75	387,248
						CFAT 2007-A A1	430,396	5.67	431,705
						CXHE 2004-C AF4	222,210	5.08	223,500
						CCMSC 2000-1 A2	1,343,131	7.76	1,414,461
						CMSI 2006-2 1A7	957,115	5.75	971,631
						CWHL 2007-HYB1 2A1	1,594,889	5.66	1,572,893
						CSFB 2002-CKP1 A2	218,461	6.22	224,329

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
BANK OF AMERICA NT & SA (continued)	Aaa	02-085	GW	Variable	5.27
						CSFB 2003-CPN1 A1	712,365	3.73	695,925
						CSFB 2003-C3 A2	655,217	2.84	651,667
						CSFB 2003-C3 A3	468,000	3.38	457,900
						CSFB 2003-C5 A2	1,382,604	3.81	1,374,601
						CSFB 2003-C5 A3	936,000	4.43	935,019
						CSFB 2004-C3 A3	1,702,750	4.30	1,698,126
						CSMC 2006-C5 A2	249,750	5.25	250,957
						DLJCM 1999-CG3 A1B	501,690	7.34	523,254
						DCAT 2007-A A1	963,750	5.28	964,672
						FH 1J1467	1,549,259	6.23	1,591,211
						FH 1J1516	4,145,425	6.52	4,308,473
						FH 1N0273	714,948	6.46	740,156
						FHLB 4S-2012 1	175,792	4.84	175,455
						FHR 2630 AE	2,500,000	3.50	2,459,707
						FHR 2639 HC	1,019,622	3.50	1,004,603
						FNR 2005-8 CA	1,118,175	5.00	1,123,335
						FNR 2004-83 AB	2,061,731	4.50	2,036,930
						FHR 2687 PM	714,250	4.50	712,927
						FHR 2702 DE	1,315,168	5.50	1,333,729
						FNR 2005-100 BA	2,443,399	5.50	2,486,571
						FHR 2902 QC	94,500	5.50	96,300
						FHR 2980 LC	837,500	5.50	850,829
						FHR 2984 NB	326,907	5.50	332,578

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
BANK OF AMERICA NT & SA (continued)	Aaa	02-085	GW	Variable	5.27

						FHRR R003 AG	2,487,914	5.13	2,509,382
						FHR 3072 A	2,969,213	5.50	3,015,450
						FN 791030	875,296	4.54	872,090
						FULBA 1998-C2 A2	435,307	6.56	437,919
						GMACC 1998-C1 A2	194,454	6.70	195,320
						GMACC 1998-C2 A2	222,197	6.42	223,984
						GMACC 1999-C2 A2	1,025,440	6.95	1,053,974
						GMACC 2000-C3 A1	288,270	6.65	291,437
						GECMC 2003-C1 A1	435,405	3.09	435,556
						GECMC 2005-C2 A2	989,344	4.71	987,240
						HFCHC 2006-3 A1F	1,222,328	5.980	1,214,047
						JPMCC 2003-LN1 A1	2,221,350	4.134	2,201,083
						JPMCC 2003-C1 A1	1,184,425	4.275	1,177,978
						JPMCC 2004-LN2 A1	673,871	4.475	671,915
						JPALT 2006-S2 A1A	580,577	5.500	587,061
						JPMCC 2006-LDP8 A2	200,000	5.289	201,394
						LBUBS 2001-C3 A1	792,294	6.058	808,747
						LBART 2005-B A3	73,778	4.406	73,890
						MLMT 2004-KEY2 A2	422,921	4.166	420,680
						MLMT 2005-CIP1 A2	500,000	4.960	501,013
						MLCFC 2006-3 A2	325,250	5.291	327,687
						MSC 2005-IQ10 A2	2,152,250	5.126	2,163,607
						MSC 2004-IQ7 A2	936,000	5.020	946,340
						MSM 2005-1 3A1	1,603,245	5.000	1,555,332
						MSM 2005-1 3A2	1,072,852	5.250	1,051,285
						MSM 2007-8XS A3W	857,594	6.000	869,921

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
BANK OF AMERICA NT & SA (continued)	Aaa	02-085	GW	Variable	5.27
						MSM 2007-11AR 2A5	501,395	6.001	503,201
						NALT 2006-A A2	252,110	5.230	252,989
						NHELI 2007-1 1A1	1,730,617	6.058	1,757,441
						PSSF 2000-C1 A2	2,421,607	7.727	2,556,298
						RALI 2006-QS5 A3	1,311,250	6.000	1,315,101
						RAMC 2006-4 AF1	1,452,153	5.545	1,437,941
						RASC 2003-KS10 AI4	841,530	4.470	828,846
						RASC 2003-KS11 AI4	652,077	4.510	648,045
						RALI 2005-QA13 3A1	248,747	5.998	246,059
						SBMS VII MORTGAGE PASS THRU CTF	198,167	6.507	199,562
						TAROT 2005-A A4	2,000,000	4.220	1,995,995
						TAROT 2007-B A4A	950,000	5.430	959,551
						WBCMT 2003-C8 A2	757,500	3.894	752,518
						WBCMT 2003-C9 A3	485,000	4.608	485,240
						WFMBS 2003-F A1	309,449	4.959	302,492
						WFMBS 2006-AR3 A3	451,727	5.701	451,002
						WFMBS 2006-AR13 A3	2,477,394	5.763	2,499,697
						SSGA COM MORTGAGE BACKED INDEX	53,103	0.000	926,487
						NON-LENDING FUND (CMBS)**
						SSGA MORTGAGE BACKED INDEX FUND (CME5)**	944,967	0.000	19,609,949
						SSGA ASSET BACKED INDEX FUND (CME6)**	401,062	0.000	7,586,492

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
JP MORGAN CHASE	Aa2	AABA06	GW	Variable	5.28				125,276,713	0	774,718	126,051,431
						CWALT 2007-J1 3A1	223,066	5.917	222,818
						CWALT 2007-8CB A9	811,757	6.000	809,562
						CWALT 2007-9T1 2A1	1,939,401	6.000	1,935,617
						CWALT 2007-12T1 A1	3,921,375	6.000	3,525,644
						CWALT 2007-15CB A7	2,324,566	6.000	2,322,175
						AMCAR 2005-CF A4	3,875,000	4.630	3,872,141
						AMCAR 2007-DF A1	605,181	5.914	609,030
						BSCMS 2002-PBW1 A1	680,960	3.970	675,601
						BSCMS 2003-T10 A1	631,205	4.000	623,333
						BSCMS 2005-T20 A1	2,584,074	4.940	2,589,099
						CNH 2007-B A1	567,354	5.816	569,976
						CSMC 2007-1 1A1A	2,146,546	5.942	2,174,874
						CWL 2005-16 2AF3	1,525,000	5.669	1,339,565
						CWALT 2005-43 1A1	1,793,514	5.355	1,777,024
						CWHL 2006-HYB2 3A1	90,655	5.564	90,324
						CARAT 2004-2 A4	388,250	3.750	387,248
						CFAT 2007-A A1	430,396	5.672	431,705
						CXHE 2004-C AF4	222,210	5.080	223,500
						CCMSC 2000-1 A2	1,343,131	7.757	1,414,461
						CMSI 2006-2 1A7	957,115	5.750	971,631
						CWHL 2007-HYB1 2A1	1,594,889	5.661	1,572,893
						CSFB 2002-CKP1 A2	218,461	6.221	224,329
						CSFB 2003-CPN1 A1	712,365	3.727	695,925

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
JP MORGAN CHASE (continued)	Aa2	AABA06	GW	Variable	5.28
						CSFB 2003-C3 A2	655,217	2.843	651,667
						CSFB 2003-C3 A3	468,000	3.382	457,900
						CSFB 2003-C5 A2	1,382,604	3.808	1,374,601
						CSFB 2003-C5 A3	936,000	4.429	935,019
						CSFB 2004-C3 A3	1,702,750	4.302	1,698,126
						CSMC 2006-C5 A2	249,750	5.246	250,957
						DLJCM 1999-CG3 A1B	501,690	7.340	523,254
						DCAT 2007-A A1	963,750	5.280	964,672
						FH 1J1467	1,549,259	6.228	1,591,211
						FH 1J1516	4,145,425	6.521	4,308,473
						FH 1N0273	714,948	6.456	740,156
						FHLB 4S-2012 1	175,792	4.840	175,455
						FHR 2630 AE	2,500,000	3.500	2,459,707
						FHR 2639 HC	1,019,622	3.500	1,004,603
						FNR 2005-8 CA	1,118,175	5.000	1,123,335
						FNR 2004-83 AB	2,061,731	4.500	2,036,930
						FHR 2687 PM	714,250	4.500	712,927
						FHR 2702 DE	1,315,168	5.500	1,333,729
						FNR 2005-100 BA	2,443,399	5.500	2,486,571
						FHR 2902 QC	94,500	5.500	96,300
						FHR 2980 LC	837,500	5.500	850,829
						FHR 2984 NB	326,907	5.500	332,578

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
JP MORGAN CHASE (continued)	Aa2	AABA06	GW	Variable	5.28
						FHRR R003 AG	2,487,914	5.125	2,509,382
						FHR 3072 A	2,969,213	5.500	3,015,450
						FN 791030	875,296	4.543	872,090
						FULBA 1998-C2 A2	435,307	6.560	437,919
						GMACC 1998-C1 A2	194,454	6.700	195,320
						GMACC 1998-C2 A2	222,197	6.420	223,984
						GMACC 1999-C2 A2	1,025,440	6.945	1,053,974
						GMACC 2000-C3 A1	288,270	6.650	291,437
						GECMC 2003-C1 A1	435,405	3.091	435,556
						GECMC 2005-C2 A2	989,344	4.706	987,240
						HFCHC 2006-3 A1F	1,222,328	5.980	1,214,047
						JPMCC 2003-LN1 A1	2,221,350	4.134	2,201,083
						JPMCC 2003-C1 A1	1,184,425	4.275	1,177,978
						JPMCC 2004-LN2 A1	673,871	4.475	671,915
						JPALT 2006-S2 A1A	580,577	5.500	587,061
						JPMCC 2006-LDP8 A2	200,000	5.289	201,394
						LBUBS 2001-C3 A1	792,294	6.058	808,747
						LBART 2005-B A3	73,778	4.406	73,890
						MLMT 2004-KEY2 A2	422,921	4.166	420,680
						MLMT 2005-CIP1 A2	500,000	4.960	501,013
						MLCFC 2006-3 A2	325,250	5.291	327,687
						MSC 2005-IQ10 A2	2,152,250	5.126	2,163,607
						MSC 2004-IQ7 A2	936,000	5.020	946,340
						MSM 2005-1 3A1	1,603,245	5.000	1,555,332
						MSM 2005-1 3A2	1,072,852	5.250	1,051,285
						MSM 2007-8XS A3W	857,594	6.000	869,921
						MSM 2007-11AR 2A5	501,395	6.001	503,201
						NALT 2006-A A2	252,110	5.230	252,989
						NHELI 2007-1 1A1	1,730,617	6.058	1,757,441
						PSSF 2000-C1 A2	2,421,607	7.727	2,556,298

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
JP MORGAN CHASE (continued)	Aa2	AABA06	GW	Variable	5.28
						RALI 2006-QS5 A3	1,311,250	6.000	1,315,101
						RAMC 2006-4 AF1	1,452,153	5.545	1,437,941
						RASC 2003-KS10 AI4	841,530	4.470	828,846
						RASC 2003-KS11 AI4	652,077	4.510	648,045
						RALI 2005-QA13 3A1	248,747	5.998	246,059
						SBMS VII MORTGAGE PASS THRU CTF	198,167	6.507	199,562
						TAROT 2005-A A4	2,000,000	4.220	1,995,995
						TAROT 2007-B A4A	950,000	5.430	959,551
						WBCMT 2003-C8 A2	757,500	3.894	752,518
						WBCMT 2003-C9 A3	485,000	4.608	485,240
						WFMBS 2003-F A1	309,449	4.959	302,492
						WFMBS 2006-AR3 A3	451,727	5.701	451,002
						WFMBS 2006-AR13 A3	2,477,394	5.763	2,499,697
						SSGA COM MORTGAGE BACKED INDEX	53,103		926,487
						NON-LENDING FUND (CMBS)**
						SSGA MORTGAGE BACKED INDEX FUND (CME5)**	944,967		19,609,949
						SSGA ASSET BACKED INDEX FUND (CME6)**	401,062		7,586,492
ROYAL BANK OF CANADA	Aaa	SSABRA01	GW	Variable	5.28				125,276,713	0	783,088	126,059,801
						CWALT 2007-J1 3A1	223,066	5.917	222,818
						CWALT 2007-8CB A9	811,757	6.000	809,562
						CWALT 2007-9T1 2A1	1,939,401	6.000	1,935,617
						CWALT 2007-12T1 A1	3,921,375	6.000	3,525,644
						CWALT 2007-15CB A7	2,324,566	6.000	2,322,175

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
ROYAL BANK OF CANADA (continued)	Aaa	SSABRA01	GW	Variable	5.28
						AMCAR 2005-CF A4	3,875,000	4.630	3,872,141
						AMCAR 2007-DF A1	605,181	5.914	609,030
						BSCMS 2002-PBW1 A1	680,960	3.970	675,601
						BSCMS 2003-T10 A1	631,205	4.000	623,333
						BSCMS 2005-T20 A1	2,584,074	4.940	2,589,099
						CNH 2007-B A1	567,354	5.816	569,976
						CSMC 2007-1 1A1A	2,146,546	5.942	2,174,874
						CWL 2005-16 2AF3	1,525,000	5.669	1,339,565
						CWALT 2005-43 1A1	1,793,514	5.355	1,777,024
						CWHL 2006-HYB2 3A1	90,655	5.564	90,324
						CARAT 2004-2 A4	388,250	3.750	387,248
						JPMCC 2003-LN1 A1	2,221,350	4.134	2,201,083
						JPMCC 2003-C1 A1	1,184,425	4.275	1,177,978
						JPMCC 2004-LN2 A1	673,871	4.475	671,915
						GECMC 2003-C1 A1	435,405	3.091	435,556
						GECMC 2005-C2 A2	989,344	4.706	987,240
						HFCHC 2006-3 A1F	1,222,328	5.980	1,214,047
						GMACC 1998-C2 A2	222,197	6.420	223,984
						GMACC 1999-C2 A2	1,025,440	6.945	1,053,974
						GMACC 2000-C3 A1	288,270	6.650	291,437
						FHRR R003 AG	2,487,914	5.125	2,509,382
						FHR 3072 A	2,969,213	5.500	3,015,450
						FN 791030	875,296	4.543	872,090
						FULBA 1998-C2 A2	435,307	6.560	437,919
						GMACC 1998-C1 A2	194,454	6.700	195,320
						CFAT 2007-A A1	430,396	5.672	431,705
						CXHE 2004-C AF4	222,210	5.080	223,500

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
ROYAL BANK OF CANADA (continued)	Aaa	SSABRA01	GW	Variable	5.28
						CCMSC 2000-1 A2	1,343,131	7.757	1,414,461
						CMSI 2006-2 1A7	957,115	5.750	971,631
						CWHL 2007-HYB1 2A1	1,594,889	5.661	1,572,893
						CSFB 2002-CKP1 A2	218,461	6.221	224,329
						CSFB 2003-CPN1 A1	712,365	3.727	695,925
						CSFB 2003-C3 A2	655,217	2.843	651,667
						CSFB 2003-C3 A3	468,000	3.382	457,900
						CSFB 2003-C5 A2	1,382,604	3.808	1,374,601
						CSFB 2003-C5 A3	936,000	4.429	935,019
						CSFB 2004-C3 A3	1,702,750	4.302	1,698,126
						CSMC 2006-C5 A2	249,750	5.246	250,957
						DLJCM 1999-CG3 A1B	501,690	7.340	523,254
						DCAT 2007-A A1	963,750	5.280	964,672
						FH 1J1467	1,549,259	6.228	1,591,211
						FH 1J1516	4,145,425	6.521	4,308,473
						FH 1N0273	714,948	6.456	740,156
						FHLB 4S-2012 1	175,792	4.840	175,455
						FHR 2630 AE	2,500,000	3.500	2,459,707
						FHR 2639 HC	1,019,622	3.500	1,004,603
						FNR 2005-8 CA	1,118,175	5.000	1,123,335
						FNR 2004-83 AB	2,061,731	4.500	2,036,930
						FHR 2687 PM	714,250	4.500	712,927
						FHR 2702 DE	1,315,168	5.500	1,333,729
						FNR 2005-100 BA	2,443,399	5.500	2,486,571
						FHR 2902 QC	94,500	5.500	96,300
						FHR 2980 LC	837,500	5.500	850,829
						FHR 2984 NB	326,907	5.500	332,578
						FHRR R003 AG	2,487,914	5.125	2,509,382
						FHR 3072 A	2,969,213	5.500	3,015,450

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
ROYAL BANK OF CANADA (continued)	Aaa	SSABRA01	GW	Variable	5.28
						FN 791030	875,296	4.543	872,090
						FULBA 1998-C2 A2	435,307	6.560	437,919
						GMACC 1998-C1 A2	194,454	6.700	195,320
						GMACC 1998-C2 A2	222,197	6.420	223,984
						GMACC 1999-C2 A2	1,025,440	6.945	1,053,974
						GMACC 2000-C3 A1	288,270	6.650	291,437
						GECMC 2003-C1 A1	435,405	3.091	435,556
						GECMC 2005-C2 A2	989,344	4.706	987,240
						HFCHC 2006-3 A1F	1,222,328	5.980	1,214,047
						JPMCC 2003-LN1 A1	2,221,350	4.134	2,201,083
						JPMCC 2003-C1 A1	1,184,425	4.275	1,177,978
						JPMCC 2004-LN2 A1	673,871	4.475	671,915
						JPALT 2006-S2 A1A	580,577	5.500	587,061
						JPMCC 2006-LDP8 A2	200,000	5.289	201,394
						LBUBS 2001-C3 A1	792,294	6.058	808,747
						LBART 2005-B A3	73,778	4.406	73,890
						MLMT 2004-KEY2 A2	422,921	4.166	420,680
						MLMT 2005-CIP1 A2	500,000	4.960	501,013
						MLCFC 2006-3 A2	325,250	5.291	327,687
						MSC 2005-IQ10 A2	2,152,250	5.126	2,163,607
						MSC 2004-IQ7 A2	936,000	5.020	946,340
						MSM 2005-1 3A1	1,603,245	5.000	1,555,332
						MSM 2005-1 3A2	1,072,852	5.250	1,051,285
						MSM 2007-8XS A3W	857,594	6.000	869,921
						MSM 2007-11AR 2A5	501,395	6.001	503,201
						NALT 2006-A A2	252,110	5.230	252,989
						NHELI 2007-1 1A1	1,730,617	6.058	1,757,441
						PSSF 2000-C1 A2	2,421,607	7.727	2,556,298
						RALI 2006-QS5 A3	1,311,250	6.000	1,315,101
						RAMC 2006-4 AF1	1,452,153	5.545	1,437,941

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
ROYAL BANK OF CANADA (continued)	Aaa	SSABRA01	GW	Variable	5.28
						RASC 2003-KS10 AI4	841,530	4.470	828,846
						RASC 2003-KS11 AI4	652,077	4.510	648,045
						RALI 2005-QA13 3A1	248,747	5.998	246,059
						SBMS VII MORTGAGE PASS THRU CTF	198,167	6.507	199,562
						TAROT 2005-A A4	2,000,000	4.220	1,995,995
						TAROT 2007-B A4A	950,000	5.430	959,551
						WBCMT 2003-C8 A2	757,500	3.894	752,518
						WBCMT 2003-C9 A3	485,000	4.608	485,240
						WFMBS 2003-F A1	309,449	4.959	302,492
						WFMBS 2006-AR3 A3	451,727	5.701	451,002
						WFMBS 2006-AR13 A3	2,477,394	5.763	2,499,697
						SSGA COM MORTGAGE BACKED INDEX	53,103		926,487
						NON-LENDING FUND (CMBS)**
						SSGA MORTGAGE BACKED INDEX FUND (CME5)**	944,967		19,609,949
						SSGA ASSET BACKED INDEX FUND (CME6)**	401,062		7,586,492
UNION BANK OF SWITZERLAND	Aa2	4264	GW	Variable	5.27				125,276,713	16,897	757,760	126,051,370
						CWALT 2007-J1 3A1	223,066	5.917	222,818
						CWALT 2007-8CB A9	811,757	6.000	809,562
						CWALT 2007-9T1 2A1	1,939,401	6.000	1,935,617
						CWALT 2007-12T1 A1	3,921,375	6.000	3,525,644
						CWALT 2007-15CB A7	2,324,566	6.000	2,322,175
						AMCAR 2005-CF A4	3,875,000	4.630	3,872,141

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
UNION BANK OF SWITZERLAND (continued)	Aa2	4264	GW	Variable	5.27
						AMCAR 2007-DF A1	605,181	5.914	609,030
						BSCMS 2002-PBW1 A1	680,960	3.970	675,601
						BSCMS 2003-T10 A1	631,205	4.000	623,333
						BSCMS 2005-T20 A1	2,584,074	4.940	2,589,099
						CNH 2007-B A1	567,354	5.816	569,976
						CSMC 2007-1 1A1A	2,146,546	5.942	2,174,874
						CWL 2005-16 2AF3	1,525,000	5.669	1,339,565
						CWALT 2005-43 1A1	1,793,514	5.355	1,777,024
						CWHL 2006-HYB2 3A1	90,655	5.564	90,324
						CARAT 2004-2 A4	388,250	3.750	387,248
						CFAT 2007-A A1	430,396	5.672	431,705
						CXHE 2004-C AF4	222,210	5.080	223,500
						CCMSC 2000-1 A2	1,343,131	7.757	1,414,461
						CMSI 2006-2 1A7	957,115	5.750	971,631
						CWHL 2007-HYB1 2A1	1,594,889	5.661	1,572,893
						CSFB 2002-CKP1 A2	218,461	6.221	224,329
						CSFB 2003-CPN1 A1	712,365	3.727	695,925
						CSFB 2003-C3 A2	655,217	2.843	651,667
						CSFB 2003-C3 A3	468,000	3.382	457,900
						CSFB 2003-C5 A2	1,382,604	3.808	1,374,601
						CSFB 2003-C5 A3	936,000	4.429	935,019
						CSFB 2004-C3 A3	1,702,750	4.302	1,698,126
						CSMC 2006-C5 A2	249,750	5.246	250,957
						DLJCM 1999-CG3 A1B	501,690	7.340	523,254
						DCAT 2007-A A1	963,750	5.280	964,672
						FH 1J1467	1,549,259	6.228	1,591,211
						FH 1J1516	4,145,425	6.521	4,308,473
						FH 1N0273	714,948	6.456	740,156
						FHLB 4S-2012 1	175,792	4.840	175,455

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
UNION BANK OF SWITZERLAND (continued)	Aa2	4264	GW	Variable	5.27
						FHR 2630 AE	2,500,000	3.500	2,459,707
						FHR 2639 HC	1,019,622	3.500	1,004,603
						FNR 2005-8 CA	1,118,175	5.000	1,123,335
						FNR 2004-83 AB	2,061,731	4.500	2,036,930
						FHR 2687 PM	714,250	4.500	712,927
						FHR 2702 DE	1,315,168	5.500	1,333,729
						FNR 2005-100 BA	2,443,399	5.500	2,486,571
						FHR 2902 QC	94,500	5.500	96,300
						FHR 2980 LC	837,500	5.500	850,829
						FHR 2984 NB	326,907	5.500	332,578
						FHRR R003 AG	2,487,914	5.125	2,509,382
						FHR 3072 A	2,969,213	5.500	3,015,450
						FN 791030	875,296	4.543	872,090
						FULBA 1998-C2 A2	435,307	6.560	437,919
						GMACC 1998-C1 A2	194,454	6.700	195,320
						GMACC 1998-C2 A2	222,197	6.420	223,984
						GMACC 1999-C2 A2	1,025,440	6.945	1,053,974
						GMACC 2000-C3 A1	288,270	6.650	291,437
						GECMC 2003-C1 A1	435,405	3.091	435,556
						GECMC 2005-C2 A2	989,344	4.706	987,240
						HFCHC 2006-3 A1F	1,222,328	5.980	1,214,047
						JPMCC 2003-LN1 A1	2,221,350	4.134	2,201,083
						JPMCC 2003-C1 A1	1,184,425	4.275	1,177,978
						JPMCC 2004-LN2 A1	673,871	4.475	671,915
						JPALT 2006-S2 A1A	580,577	5.500	587,061
						JPMCC 2006-LDP8 A2	200,000	5.289	201,394
						LBUBS 2001-C3 A1	792,294	6.058	808,747
						LBART 2005-B A3	73,778	4.406	73,890
						MLMT 2004-KEY2 A2	422,921	4.166	420,680

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
UNION BANK OF SWITZERLAND (continued)	Aa2	4264	GW	Variable	5.27
						MLMT 2005-CIP1 A2	500,000	4.960	501,013
						MLCFC 2006-3 A2	325,250	5.291	327,687
						MSC 2005-IQ10 A2	2,152,250	5.126	2,163,607
						MSC 2004-IQ7 A2	936,000	5.020	946,340
						MSM 2005-1 3A1	1,603,245	5.000	1,555,332
						MSM 2005-1 3A2	1,072,852	5.250	1,051,285
						MSM 2007-8XS A3W	857,594	6.000	869,921
						MSM 2007-11AR 2A5	501,395	6.001	503,201
						NALT 2006-A A2	252,110	5.230	252,989
						NHELI 2007-1 1A1	1,730,617	6.058	1,757,441
						PSSF 2000-C1 A2	2,421,607	7.727	2,556,298
						RALI 2006-QS5 A3	1,311,250	6.000	1,315,101
						RAMC 2006-4 AF1	1,452,153	5.545	1,437,941
						RASC 2003-KS10 AI4	841,530	4.470	828,846
						RASC 2003-KS11 AI4	652,077	4.510	648,045
						RALI 2005-QA13 3A1	248,747	5.998	246,059
						SBMS VII MORTGAGE PASS THRU CTF	198,167	6.507	199,562
						TAROT 2005-A A4	2,000,000	4.220	1,995,995
						TAROT 2007-B A4A	950,000	5.430	959,551
						WBCMT 2003-C8 A2	757,500	3.894	752,518
						WBCMT 2003-C9 A3	485,000	4.608	485,240
						WFMBS 2003-F A1	309,449	4.959	302,492
						WFMBS 2006-AR3 A3	451,727	5.701	451,002
						WFMBS 2006-AR13 A3	2,477,394	5.763	2,499,697
						SSGA COM MORTGAGE BACKED INDEX	53,103		926,487
						NON-LENDING FUND (CMBS)**

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2007

Global Wrap Synthetic Investment Contracts (57.07%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)(2)	Description	Underlying Securities Principal/ Units	Rate (%)	Investments at Fair Value	Wrapper Contracts At Fair Value	Adjustment of Fair Value to Contract Value	Investments at Contract Value
Issuer Name
UNION BANK OF SWITZERLAND (continued)	Aa2	4264	GW	Variable	5.27
						SSGA MORTGAGE BACKED INDEX FUND (CME5)**	944,967		19,609,949
						SSGA ASSET BACKED INDEX FUND (CME6)**	401,062		7,586,492
Total Global Wrap Synthetic Investment Contracts									501,106,852	16,897	3,094,271	504,218,020

Short Term Investments (23.09%)							Units
State Street Bank Yield Enhanced Short Term Investment Fund ** (Cost $202,724,555)							202,724,555		202,724,555	0	0	202,724,555

Total Investments (a) (100%)									$877,998,124	$16,897	$2,354,107	$880,369,128

(1)	Fixed rate contract.
(2)	Variable rate contract. Rate listed is as of December 31, 2007.
**	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.

GW Global Wrap Synthetic Investment Contract—a synthetic investment contract which holds multiple

underlying	securities and various maturity dates.

(a)	Amounts represent holdings of the Stable Asset Fund Trust in which the Stable Asset Return Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Statement of Assets and Liabilities

December 31, 2007
ASSETS

American Bar Association Members/State Street Collective Trust investment funds, at value:
Stable Asset Fund Trust (cost $18,666,440 and units of 614,491)	$20,444,208
Intermediate Bond Fund (cost $21,255,539 and units of 1,110,870)	23,851,575
Large Cap Value Equity Fund (cost $4,135,631 and units of 110,335)	4,770,315
Large Cap Growth Equity Fund (cost $4,032,581 and units of 82,905)	4,770,315
Index Equity Fund (cost $7,991,996 and units of 248,158)	9,540,630
International Equity Fund (cost $3,630,463 and units of 140,604)	4,770,315
Receivable for portfolio units sold	187,536
Receivable for collective investments sold	103,292

Total assets	68,438,186

LIABILITIES
Payable for portfolio units redeemed	290,828

Total liabilities	290,828

Net Assets (equivalent to $23.12 per unit based on 2,947,953 units outstanding)	$68,147,358

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Statement of Operations

For the year ended December 31, 2007
Investment income	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss)	4,088,881
Change in net unrealized appreciation (depreciation)	(3,033)

Net realized and unrealized gain (loss)	4,085,848

Net increase (decrease) in net assets resulting from operations	$4,085,848

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Statement of Changes in Net Assets

	For the years ended December 31,
	2006	2007
From operations
Net investment income (loss)	$—	$—
Net realized gain (loss)	3,888,967	4,088,881
Change in net unrealized appreciation (depreciation)	1,618,795	(3,033)

Net increase (decrease) in net assets resulting from operations	5,507,762	4,085,848

From unitholder transactions
Proceeds from units issued	17,711,249	13,652,639
Cost of units redeemed	(17,977,863)	(18,803,313)

Net increase (decrease) in net assets from unitholder transactions	(266,614)	(5,150,674)

Net increase (decrease) in net assets	5,241,148	(1,064,826)
Net Assets
Beginning of year	63,971,036	69,212,184

End of year	$69,212,184	$68,147,358

Number of units
Outstanding—beginning of year	3,177,803	3,171,123
Issued	853,482	608,956
Redeemed	(860,162)	(832,126)

Outstanding—end of year	3,171,123	2,947,953

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Conservative Portfolio

Financial Highlights

(For a unit outstanding throughout the year)

	2003	2004	2005	2006	2007
Investment income	$—	$—	$—	$—	$—
Expenses†	—	—	—	—	—

Net investment income (loss)	—	—	—	—	—
Net realized and unrealized gain (loss)	2.05	1.22	0.86	1.70	1.29

Net increase (decrease) in unit value	2.05	1.22	0.86	1.70	1.29
Net asset value at beginning of year	16.00	18.05	19.27	20.13	21.83

Net asset value at end of year	$18.05	$19.27	$20.13	$21.83	$23.12

Ratios/Supplemental Data:
Ratio of expenses to average net assets†	0.00%	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income (loss) to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Portfolio turnover††	22%	18%	22%	21%	18%
Total return	12.81%	6.76%	4.46%	8.45%	5.91%
Net Assets at end of year (in thousands)	$47,731	$56,063	$63,971	$69,212	$68,147

†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Statement of Assets and Liabilities

December 31, 2007
ASSETS
American Bar Association Members/State Street Collective Trust investment funds, at value:
Stable Asset Fund Trust (cost $22,808,670 and units of 751,759)	$25,011,136
Intermediate Bond Fund (cost $66,867,543 and units of 3,494,626)	75,033,407
Large Cap Value Equity Fund (cost $18,175,193 and units of 520,645)	22,510,022
Large Cap Growth Equity Fund (cost $18,414,545 and units of 391,211)	22,510,022
Index Equity Fund (cost $45,301,409 and units of 1,496,277)	57,525,612
Mid-Cap Value Equity Fund (cost $4,355,660 and units of 294,749)	5,002,227
Mid-Cap Growth Equity Fund (cost $3,597,439 and units of 177,771)	5,002,227
International Equity Fund (cost $26,137,380 and units of 1,105,793)	37,516,703
Receivable for portfolio units sold	678,340
Receivable for collective investments sold	432,409

Total assets	251,222,105

LIABILITIES
Payable for portfolio units redeemed	1,110,749

Total liabilities	1,110,749

Net Assets (equivalent to $25.90 per unit based on 9,655,744 units outstanding)	$250,111,356

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Statement of Operations

For the year ended December 31, 2007
Investment income	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss)	20,605,477
Change in net unrealized appreciation (depreciation)	(4,186,234)

Net realized and unrealized gain (loss)	16,419,243

Net increase (decrease) in net assets resulting from operations	$16,419,243

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Statement of Changes in Net Assets

	For the years ended December 31,
	2006	2007
From operations
Net investment income (loss)	$—	$—
Net realized gain (loss)	15,351,899	20,605,477
Change in net unrealized appreciation (depreciation)	12,542,850	(4,186,234)

Net increase (decrease) in net assets resulting from operations	27,894,749	16,419,243

From unitholder transactions
Proceeds from units issued	59,133,830	43,876,167
Cost of units redeemed	(68,504,183)	(64,950,327)

Net increase (decrease) in net assets from unitholder transactions	(9,370,353)	(21,074,160)

Net increase (decrease) in net assets	18,524,396	(4,654,917)

Net Assets
Beginning of year	236,241,877	254,766,273

End of year	$254,766,273	$250,111,356

Number of units
Outstanding—beginning of year	10,844,908	10,464,807
Issued	2,597,205	1,738,656
Redeemed	(2,977,306)	(2,547,719)

Outstanding—end of year	10,464,807	9,655,744

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Moderate Portfolio

Financial Highlights

(For a unit outstanding throughout the year)

	2003	2004	2005	2006	2007
Investment income	$—	$—	$—	$—	$—
Expenses†	—	—	—	—	—

Net investment income (loss)	—	—	—	—	—
Net realized and unrealized gain (loss)	3.15	1.78	1.20	2.57	1.55

Net increase (decrease) in unit value	3.15	1.78	1.20	2.57	1.55
Net asset value at beginning of year	15.65	18.80	20.58	21.78	24.35

Net asset value at end of year	$18.80	$20.58	$21.78	$24.35	$25.90

Ratios/Supplemental Data:
Ratio of expenses to average net assets†	0.00%	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income (loss) to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Portfolio turnover††	17%	12%	20%	16%	15%
Total return	20.13%	9.47%	5.83%	11.80%	6.37%
Net Assets at end of year (in thousands)	$156,847	$203,522	$236,242	$254,766	$250,111

†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Statement of Assets and Liabilities

December 31, 2007
ASSETS

American Bar Association Members/State Street Collective Trust investment funds, at value:
Intermediate Bond Fund (cost $25,078,869 and units of 1,296,871)	$27,845,236
Large Cap Value Equity Fund (cost $18,661,608 and units of 558,173)	24,132,537
Large Cap Growth Equity Fund (cost $19,320,087 and units of 419,410)	24,132,537
Index Equity Fund (cost $41,740,053 and units of 1,448,544)	55,690,470
Mid-Cap Value Equity Fund (cost $4,780,778 and units of 328,148)	5,569,047
Mid-Cap Growth Equity Fund (cost $3,951,670 and units of 197,915)	5,569,047
Small Cap Equity Fund (cost $4,969,483 and units of 75,382)	5,569,047
International Equity Fund (cost $24,726,627 and units of 1,094,306)	37,126,981
Receivable for portfolio units sold	817,711

Total assets	186,452,613

LIABILITIES
Payable for portfolio units redeemed	781,122
Payable for collective investments purchased	36,590

Total liabilities	817,712

Net Assets (equivalent to $27.93 per unit based on 6,646,655 units outstanding)	$185,634,901

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Statement of Operations

For the year ended December 31, 2007
Investment income	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss)	15,953,550
Change in net unrealized appreciation (depreciation)	(4,228,824)

Net realized and unrealized gain (loss)	11,724,726

Net increase (decrease) in net assets resulting from operations	$11,724,726

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Statement of Changes in Net Assets

	For the years ended December 31,
	2006	2007
From operations
Net investment income (loss)	$—	$—
Net realized gain (loss)	9,498,389	15,953,550
Change in net unrealized appreciation (depreciation)	15,807,205	(4,228,824)

Net increase (decrease) in net assets resulting from operations	25,305,594	11,724,726

From unitholder transactions
Proceeds from units issued	46,651,647	38,513,668
Cost of units redeemed	(50,872,434)	(53,922,918)

Net increase (decrease) in net assets from unitholder transactions	(4,220,787)	(15,409,250)

Net increase (decrease) in net assets	21,084,807	(3,684,524)
Net Assets
Beginning of year	168,234,618	189,319,425

End of year	$189,319,425	$185,634,901

Number of units
Outstanding—beginning of year	7,324,928	7,179,561
Issued	1,918,747	1,400,969
Redeemed	(2,064,114)	(1,933,875)

Outstanding—end of year	7,179,561	6,646,655

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Structured Portfolio Service—Aggressive Portfolio

Financial Highlights

(For a unit outstanding throughout the year)

	2003	2004	2005	2006	2007
Investment income	$—	$—	$—	$—	$—
Expenses†	—	—	—	—	—

Net investment income (loss)	—	—	—	—	—
Net realized and unrealized gain (loss)	4.14	2.24	1.54	3.40	1.56

Net increase (decrease) in unit value	4.14	2.24	1.54	3.40	1.56
Net asset value at beginning of year	15.05	19.19	21.43	22.97	26.37

Net asset value at end of year	$19.19	$21.43	$22.97	$26.37	$27.93

Ratios/Supplemental Data:
Ratio of expenses to average net assets†	0.00%	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income (loss) to average net assets	0.00%	0.00%	0.00%	0.00%	0.00%
Portfolio turnover††	17%	10%	19%	18%	14%
Total return	27.51%	11.67%	7.19%	14.80%	5.92%
Net Assets at end of year (in thousands)	$122,389	$150,752	$168,235	$189,319	$185,635

†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2007
ASSETS

Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement Income Securities Lending Series Fund (cost $17,596,025 and units of 1,562,035)	$18,619,457
Receivable for fund units sold	58,830

Total assets	18,678,287

LIABILITIES
Payable for investments purchased	57,024
State Street Bank and Trust Company—program fee payable	5,007
Payable for legal and audit services	2,103
Payable for fund units redeemed	1,806
Payable for compliance consultant fees	1,741
Retirement Date Fund management fee payable	1,563
Trustee, management and administration fees payable	1,411
ABA Retirement Funds—program fee payable	649
Other accruals	1,345

Total liabilities	72,649

Net Assets (equivalent to $11.10 per unit based on 1,676,159 units outstanding)	$18,605,638

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

For the year ended December 31, 2007
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	48,515
Retirement Date Fund management fee	15,223
Trustee, management and administration fees	13,626
ABA Retirement Funds—program fee	6,255
Legal and audit fees	4,382
Compliance consultant fees	4,316
Reports to unitholders	2,064
Registration fees	446
Other fees	1,946

Total expenses	96,773

Net investment income (loss)	(96,773)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	205,579
Change in net unrealized appreciation (depreciation)	753,168

Net realized and unrealized gain (loss)	958,747

Net increase (decrease) in net assets resulting from operations	$861,974

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

	For the period August 9, 2006(a) to December 31, 2006	For the year ended December 31, 2007
From operations
Net investment income (loss)	$(20,236)	$(96,773)
Net realized gain (loss)	72,974	205,579
Change in net unrealized appreciation (depreciation)	270,264	753,168

Net increase (decrease) in net assets resulting from operations	323,002	861,974

From unitholder transactions
Proceeds from units issued	16,351,383	10,063,943
Cost of units redeemed	(5,241,904)	(3,752,760)

Net increase (decrease) in net assets from unitholder transactions	11,109,479	6,311,183

Net increase (decrease) in net assets	11,432,481	7,173,157
Net Assets
Beginning of period	—	11,432,481

End of period	$11,432,481	$18,605,638

Number of units
Outstanding—beginning of period	—	1,088,660
Issued	1,601,715	934,950
Redeemed	(513,055)	(347,451)

Outstanding—end of period	1,088,660	1,676,159

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the period August 9, 2006(a) to December 31, 2006		For the year ended December 31, 2007
Investment income†	$—		$—
Expenses(†)††	(0.03)		(0.07)

Net investment income (loss)	(0.03)		(0.07)
Net realized and unrealized gain (loss)	0.53		0.67

Net increase (decrease) in unit value	0.50		0.60
Net asset value at beginning of year	10.00		10.50

Net asset value at end of year	$10.50		$11.10

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.64%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.64)%
Portfolio turnover†††	72	%**	21%
Total return	5.00	%**	5.71%
Net Assets at end of year (in thousands)	$11,432		$18,606

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.
*	Annualized
**	Not annualized

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2007
ASSETS
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2010 Income Securities Lending Series Fund (cost $36,490,278 and units of 3,089,079)	$38,125,412
Receivable for fund units sold	427,847

Total assets	38,553,259

LIABILITIES

Payable for investments purchased	422,207
State Street Bank and Trust Company—program fee payable	10,090
Payable for fund units redeemed	5,640
Retirement Date Fund management fee payable	3,146
Trustee, management and administration fees payable	2,840
ABA Retirement Funds—program fee payable	1,306
Other accruals	8,767

Total liabilities	453,996

Net Assets (equivalent to $13.57 per unit based on 2,807,869 units outstanding)	$38,099,263

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

For the year ended December 31, 2007
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	81,922
Retirement Date Fund management fee	25,698
Trustee, management and administration fees	22,996
ABA Retirement Funds—program fee	10,562
Legal and audit fees	7,161
Compliance consultant fees	7,054
Reports to unitholders	3,373
Registration fees	729
Other fees	3,202

Total expenses	162,697

Net investment income (loss)	(162,697)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	355,313
Change in net unrealized appreciation (depreciation)	1,210,054

Net realized and unrealized gain (loss)	1,565,367

Net increase (decrease) in net assets resulting from operations	$1,402,670

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

	For the period August 8, 2006(a) to December 31, 2006	For the year ended December 31, 2007
From operations
Net investment income (loss)	$(27,770)	$(162,697)
Net realized gain (loss)	132,811	355,313
Change in net unrealized appreciation (depreciation)	425,080	1,210,054

Net increase (decrease) in net assets resulting from operations	530,121	1,402,670

From unitholder transactions
Proceeds from units issued	17,272,804	26,856,884
Cost of units redeemed	(2,038,090)	(5,925,126)

Net increase (decrease) in net assets from unitholder transactions	15,234,714	20,931,758

Net increase (decrease) in net assets	15,764,835	22,334,428

Net Assets
Beginning of period	—	15,764,835

End of period	$15,764,835	$38,099,263

Number of units
Outstanding—beginning of period	—	1,234,569
Issued	1,394,630	2,025,484
Redeemed	(160,061)	(452,184)

Outstanding—end of period	1,234,569	2,807,869

(a)	Commencement of operations

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the period August 8, 2006(a) to December 31, 2006		For the year ended December 31, 2007
Investment income†	$—		$—
Expenses(†)††	(0.03)		(0.08)

Net investment income (loss)	(0.03)		(0.08)
Net realized and unrealized gain (loss)	0.80		0.88

Net increase (decrease) in unit value	0.77		0.80
Net asset value at beginning of year	12.00		12.77

Net asset value at end of year	$12.77		$13.57

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.63%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.63)%
Portfolio turnover†††	21	%**	18%
Total return	6.42	%**	6.26%
Net Assets at end of year (in thousands)	$15,765		$38,099

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.
*	Annualized
**	Not annualized

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2007
ASSETS

Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2020 Income Securities Lending Series Fund (cost $46,830,965 and units of 3,780,693)	$49,111,208
Receivable for fund units sold	1,021,789

Total assets	50,132,997

LIABILITIES

Payable for investments purchased	929,917
Payable for fund units redeemed	91,872
State Street Bank and Trust Company—program fee payable	12,968
Retirement Date Fund management fee payable	4,045
Trustee, management and administration fees payable	3,652
ABA Retirement Funds—program fee payable	1,679
Other accruals	11,659

Total liabilities	1,055,792

Net Assets (equivalent to $16.38 per unit based on 2,995,453 units outstanding)	$49,077,205

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

For the year ended December 31, 2007
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	110,017
Retirement Date Fund management fee	34,508
Trustee, management and administration fees	30,889
ABA Retirement Funds—program fee	14,185
Legal and audit fees	9,705
Compliance consultant fees	9,560
Reports to unitholders	4,572
Registration fees	989
Other fees	4,330

Total expenses	218,755

Net investment income (loss)	(218,755)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	619,988
Change in net unrealized appreciation (depreciation)	1,379,151

Net realized and unrealized gain (loss)	1,999,139

Net increase (decrease) in net assets resulting from operations	$1,780,384

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

	For the period August 2, 2006(a) to December 31, 2006	For the year ended December 31, 2007
From operations
Net investment income (loss)	$(36,738)	$(218,755)
Net realized gain (loss)	179,052	619,988
Change in net unrealized appreciation (depreciation)	901,092	1,379,151

Net increase (decrease) in net assets resulting from operations	1,043,406	1,780,384

From unitholder transactions
Proceeds from units issued	22,740,046	37,272,738
Cost of units redeemed	(2,468,264)	(11,291,105)

Net increase (decrease) in net assets from unitholder transactions	20,271,782	25,981,633

Net increase (decrease) in net assets	21,315,188	27,762,017

Net Assets
Beginning of period	—	21,315,188

End of period	$21,315,188	$49,077,205

Number of units
Outstanding—beginning of period	—	1,390,894
Issued	1,553,381	2,318,688
Redeemed	(162,487)	(714,129)

Outstanding—end of period	1,390,894	2,995,453

(a)	Commencement of operations

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the period August 2, 2006(a) to December 31, 2006		For the year ended December 31, 2007
Investment income†	$—		$—
Expenses(†)††	(0.04)		(0.10)

Net investment income (loss)	(0.04)		(0.10)
Net realized and unrealized gain (loss)	1.36		1.16

Net increase (decrease) in unit value	1.32		1.06
Net asset value at beginning of year	14.00		15.32

Net asset value at end of year	$15.32		$16.38

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.63%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.63)%
Portfolio turnover†††	16	%**	20%
Total return	9.43	%**	6.92%
Net Assets at end of year (in thousands)	$21,315		$49,077

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operation
*	Annualized
**	Not annualized

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2007
ASSETS
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2030 Income Securities Lending Series Fund (cost $42,303,916 and units of 3,316,719)	$44,437,397
Receivable for fund units sold	238,526

Total assets	44,675,923

LIABILITIES
Payable for investments purchased	120,224
Payable for fund units redeemed	118,302
State Street Bank and Trust Company—program fee payable	11,679
Retirement Date Fund management fee payable	3,641
Trustee, management and administration fees payable	3,287
ABA Retirement Funds—program fee payable	1,512
Other accruals	10,086

Total liabilities	268,731

Net Assets (equivalent to $19.02 per unit based on 2,334,893 units outstanding)	$44,407,192

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

For the year ended December 31, 2007
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	94,903
Retirement Date Fund management fee	29,776
Trustee, management and administration fees	26,641
ABA Retirement Funds—program fee	12,236
Legal and audit fees	8,295
Compliance consultant fees	8,174
Reports to unitholders	3,908
Registration fees	846
Other fees	3,717

Total expenses	188,496

Net investment income (loss)	(188,496)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	321,632
Change in net unrealized appreciation (depreciation)	1,327,454

Net realized and unrealized gain (loss)	1,649,086

Net increase (decrease) in net assets resulting from operations	$1,460,590

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

	For the period August 2, 2006(a) to December 31, 2006	For the year ended December 31, 2007
From operations
Net investment income (loss)	$(25,255)	$(188,496)
Net realized gain (loss)	52,645	321,632
Change in net unrealized appreciation (depreciation)	806,027	1,327,454

Net increase (decrease) in net assets resulting from operations	833,417	1,460,590

From unitholder transactions
Proceeds from units issued	15,400,274	33,167,736
Cost of units redeemed	(973,627)	(5,481,198)

Net increase (decrease) in net assets from unitholder transactions	14,426,647	27,686,538

Net increase (decrease) in net assets	15,260,064	29,147,128

Net Assets
Beginning of period	—	15,260,064

End of period	$15,260,064	$44,407,192

Number of units
Outstanding—beginning of period	—	859,275
Issued	915,619	1,765,786
Redeemed	(56,344)	(290,168)

Outstanding—end of period	859,275	2,334,893

(a)	Commencement of operations

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the period August 2, 2006(a) to December 31, 2006		For the year ended December 31, 2007
Investment income†	$—		$—
Expenses(†)††	(0.05)		(0.12)

Net investment income (loss)	(0.05)		(0.12)
Net realized and unrealized gain (loss)	1.81		1.38

Net increase (decrease) in unit value	1.76		1.26
Net asset value at beginning of year	16.00		17.76

Net asset value at end of year	$17.76		$19.02

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.63%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.63)%
Portfolio turnover†††	6	%**	7%
Total return	11.00	%**	7.09%
Net Assets at end of year (in thousands)	$15,260		$44,407

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.
*	Annualized
**	Not annualized

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2007
ASSETS
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2040 Income Securities Lending Series Fund (cost $27,262,992 and units of 2,104,767)	$28,892,133
Receivable for fund units sold	161,031

Total assets	29,053,164

LIABILITIES
Payable for investments purchased	117,168
Payable for fund units redeemed	43,863
State Street Bank and Trust Company—program fee payable	7,718
Retirement Date Fund management fee payable	2,408
Trustee, management and administration fees payable	2,174
ABA Retirement Funds—program fee payable	1,000
Other accruals	7,625

Total liabilities	181,956

Net Assets (equivalent to $21.48 per unit based on 1,344,258 units outstanding)	$28,871,208

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

For the year ended December 31, 2007
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	71,745
Retirement Date Fund management fee	22,519
Trustee, management and administration fees	20,147
ABA Retirement Funds—program fee	9,250
Legal and audit fees	6,430
Compliance consultant fees	6,334
Reports to unitholders	3,029
Registration fees	656
Other fees	2,861

Total expenses	142,971

Net investment income (loss)	(142,971)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	443,499
Change in net unrealized appreciation (depreciation)	997,261

Net realized and unrealized gain (loss)	1,440,760

Net increase (decrease) in net assets resulting from operations	$1,297,789

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

	For the period August 3, 2006(a) to December 31, 2006	For the year ended December 31, 2007
From operations
Net investment income (loss)	$(18,648)	$(142,971)
Net realized gain (loss)	54,366	443,499
Change in net unrealized appreciation (depreciation)	631,880	997,261

Net increase (decrease) in net assets resulting from operations	667,598	1,297,789

From unitholder transactions
Proceeds from units issued	11,569,250	21,570,894
Cost of units redeemed	(343,007)	(5,891,316)

Net increase (decrease) in net assets from unitholder transactions	11,226,243	15,679,578

Net increase (decrease) in net assets	11,893,841	16,977,367

Net Assets
Beginning of period	—	11,893,841

End of period	$11,893,841	$28,871,208

Number of units
Outstanding—beginning of period	—	594,990
Issued	612,554	1,026,009
Redeemed	(17,564)	(276,741)

Outstanding—end of period	594,990	1,344,258

(a)	Commencement of operations

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the period August 3, 2006(a) to December 31, 2006		For the year ended December 31, 2007
Investment income†	$—		$—
Expenses(†)††	(0.06)		(0.13)

Net investment income (loss)	(0.06)		(0.13)
Net realized and unrealized gain (loss)	2.05		1.62

Net increase (decrease) in unit value	1.99		1.49
Net asset value at beginning of year	18.00		19.99

Net asset value at end of year	$19.99		$21.48

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.63%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.63)%
Portfolio turnover†††	8	%**	14%
Total return	11.06	%**	7.45%
Net Assets at end of year (in thousands)	$11,894		$28,871

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.
*	Annualized
**	Not annualized

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

1.    Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. Since December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”) acts as trustee of the Collective Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the ABA Retirement Funds program (the “Program”). Ten separate collective investment funds (the “Funds”), the Structured Portfolio Service (the “Portfolios”) and the Retirement Date Funds (also the “Funds”) are established under the Trust. The Structured Portfolio Service offers three approaches to diversifying investments by stipulating various allocations among the Funds. The Retirement Date Funds are a group of five balanced investment funds that invest in a series of SSgA funds, each of which is designed to correspond to a particular time horizon to retirement. The Funds and the Portfolios are investment options under the Program, which is sponsored by the ABA Retirement Funds (“ARF”) (formerly called the American Bar Retirement Association). The objectives and principal strategies of the Funds and the Portfolios are as follows:

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. Since July 1, 2004, the debt portion of the Balanced Fund has been invested through the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund. Prior to July 1, 2004, the debt portion had been invested in separately owned securities. As of December 31, 2007, 39.8% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of December 31, 2007, 32.7% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

investment fund which invests in securities contained in the Russell 1000 Value Index. As of December 31, 2007, 23.9% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Mid-Cap Growth Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to have strong earnings growth potential.

Mid-Cap Value Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued.

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of December 31, 2007, 1.9% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity through investment in high quality short-term debt instruments, investment contracts and synthetic investment contracts of insurance companies, banks and financial institutions. Currently, SARF invests in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a separate State Street Bank collective investment fund which invests in investment contracts of insurance companies, banks and financial institutions, and in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund (“YES”), a separate State Street Bank enhanced Short-term income collective investment fund. The annual financial statements of YES and SAFT are available from State Street Bank upon request.

Structured Portfolio Service

Conservative—higher current investment income and some capital appreciation.

Moderate—high current investment income and greater capital appreciation.

Aggressive—long-term growth of capital and lower current investment income.

In seeking its objective, each Structured Portfolio Service conducts a monthly pre-determined investment rebalancing in the Funds.

Retirement Date Funds—seek to provide a series of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. The five Retirement Date Funds, designated as the Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund and 2040 Retirement Date Fund, respectively, offer five separate “target retirement date” strategies. With the exception of the Lifetime Income Retirement Date Fund, which is designed for those currently retired, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified target retirement date draws nearer.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

Lifetime Income Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement Income Securities Lending Series Fund.

2010 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement 2010 Securities Lending Series Fund.

2020 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement 2020 Securities Lending Series Fund.

2030 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement 2030 Securities Lending Series Fund.

2040 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement 2040 Securities Lending Series Fund.

Each of these underlying funds’ annual financial statements is available from State Street Bank upon request.

All the Funds may invest in YES, an enhanced short-term income collective investment fund. The annual financial statements of YES are available from State Street Bank upon request.

Funds in the Trust that participate in securities lending may have cash collateral invested in the State Street Quality D Short-Term Investment Fund (“Quality D”). State Street Bank and Trust Company serves as the Trustee for Quality D. The short-term portfolio instruments in Quality D are valued on the basis of amortized cost, which approximates fair value. Issuances and redemptions of participant units are made on each business day (“valuation date”). Participant units are all purchased and redeemed at a constant net asset value of $1.00 per unit. In the event that a significant disparity develops between the constant net asset value and the market based net asset value of the Fund, the Trustee of Quality D may determine that continued redemption at a constant $1.00 net asset value would create inequitable results for the Fund’s unit holders. In these circumstances, the Trustee of Quality D, in its sole discretion and acting on behalf of the Fund’s unit holders, may direct that units be redeemed at the market-based net asset value until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial. State Street collective investment funds, in which the Funds in the Trust invest, participate in securities lending and may also invest their cash collateral in Quality D or in the State Street Super Collateral Short-Term Investment Fund (“Super C”). The financial statements of Quality D and Super C are available from State Street Bank upon request.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

State Street uses the fair value of a security, including a non-U.S. security, when State Street Bank determines that the closing market price on the primary exchange where the security is traded is not readily available or no longer accurately reflects the value of the security at the time of calculation of the Fund’s net asset value. In making the fair value determination, State Street endeavors to value the security at the amount the owner might reasonably expect to receive upon the security’s current sale. In so doing, the valuation committee considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events.

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

Certain other types of securities, including those discussed, may be priced using fair value rather than market prices. For instance, State Street Bank may use a pricing matrix to determine the value of

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

fixed income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds. Each of these funds may, under certain circumstances, use fair value pricing in determining their net asset values.

United States Treasury securities and other obligations issued or guaranteed by the United States Government, its agencies or instrumentalities are valued at representative quoted prices provided by a vendor.

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

B.    Stable Asset Return Fund

SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts and investments in YES. On a daily basis SARF accrues dividend income based on the income credited by SAFT. SARF does not distribute income and any increase to net assets is reflected by an increase to the unit value. Each month the dividend income earned by SARF is reinvested into SAFT. As a result of its investment in SAFT, SARF is subject to the specialized accounting provisions described below. The Statement of Assets and Liabilities presents the fair value of the investment contracts held by SAFT with the adjustment to contract value. The Statement of Operations and Changes in Net Assets were prepared on a contract value basis. Since SARF is fully invested in SAFT, the Schedule of Investments of SAFT is also presented. Following are the accounting policies of SAFT:

i.    Basis of Accounting

Investments held by an investment company are reported at fair value. However, contract value is the relevant measurement attribute for that portion of the net assets of an investment company attributable to fully benefit-responsive investment contracts because contract value is the amount participants would receive if they were to initiate permitted transactions under the terms of the underlying defined-contribution plans. The accompanying Schedule of Investments reflects both the fair value as well as the adjustment to contract value for each investment contract deemed fully benefit responsive. The Statement of Assets and Liabilities presents the fair value of the investment contracts as

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

well as the adjustment of the fully benefit responsive investment contracts from fair value to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis.

ii.    Value of Investments

Investments in bank, insurance company and other financial institution investment contracts (“GICs”) are stated at contract value. An investment contract is generally permitted to be valued at contract value, rather than fair value, to the extent it is fully benefit-responsive and held by a trust offered only to qualified employer-sponsored defined-contribution plans. An investment contract is considered fully benefit responsive if: 1) it is effected directly between the Fund and the issuer and may not be transferred without the consent of the issuer, 2) either the repayment of principal and interest is a financial obligation of the issuer (i.e., for traditional investment contracts) or the issuer of a wrap contract provides assurance that the contract crediting rate will not be adjusted to less than zero (i.e., for synthetic investment contracts), 3) the contract requires all permitted participant-initiated transactions with the trust to occur at contract value without limitation, 4) it is improbable that an event will occur that would limit the ability of the Fund to transact at contract value with both the issuer and Fund unitholders, and 5) the Fund allows unitholders reasonable access to their funds. Investment contracts that do not meet the criteria for valuation at contract value will be valued at fair value as determined by the Trustee, and such value may be more or less than contract value.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

iii.    Events Limiting Contract Value Treatment

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

For example, retirement benefit payments which occur because an employer has offered a subsidized early retirement program will not transact at contract value unless the scope of the program is not material or the investment contract includes a “contract value corridor”. Whether an employer initiated event is probable is foremost within the knowledge of the employer, but in the normal course may be communicated to the investment manager of the Fund. While the investment manager may take action to minimize or eliminate the impact of the employer initiated event, there is no assurance that the issuer will continue to transact at contract value once the corridor is used. In that case, the Fund would be unable to maintain the ability to transact at contract value. As of December 31, 2007, the occurrence of an event that would limit the ability of the Fund to transact at contract value with the participants in the Fund is not probable.

iv.    Termination Events by the Issuer

Investment contracts generally impose conditions on both the Fund and the issuer. Assuming conditions are met and neither the Fund nor the issuer is in default, the Fund can buy and sell covered investments and process withdrawals through the sale of covered investments in accordance with the Fund’s liquidity hierarchy.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

v.    Investment Transactions and Income

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

vi.    Issuances and Redemptions of SAFT Units

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

vii.    Industry Concentration of Investments

The Fund maintains investment contracts issued by insurance companies, banks and other financial institutions as required by the Declaration of Trust. The issuing institutions’ ability to meet their contractual obligations under the respective contracts may be affected by future economic and regulatory developments in the insurance and banking industries, respectively.

viii.    Adjustments to Contract Value

At December 31, 2007, all investment contracts held by the Fund were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the Trust’s fully benefit-responsive investment contracts during 2007 is reflected below:

	December 31, 2007	December 31, 2006	Change
Net assets at fair value	$877,984,124	$841,217,184	$36,766,940
Net assets (at contract value)	880,338,231	848,305,700	32,032,531
Adjustment to contract value	2,354,107	7,088,516	(4,734,409)

ix.    Sensitivity Analysis

The following tables are intended to provide the analyses of the sensitivity of Crediting Rate to future interest changes. These are estimates calculated based on current Crediting Rate calculations, and are not intended to serve as a projection or guarantee of future rates of return to be earned by the Fund.

Hypothetical change in current yield and no participant transactions, base case1

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2007	5.01%
March 31, 2008		4.61%	4.77%	4.94%	4.95%
June 30, 2008		4.35%	4.65%	5.10%	5.26%
September 30, 2008		4.13%	4.54%	5.24%	5.53%
December 31, 2008		3.93%	4.45%	5.36%	5.76%

Hypothetical change in current yield and 10% participant transactions, base case2

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2007	5.01%
March 31, 2008		4.87%	4.90%	4.78%	4.63%
June 30, 2008		4.58%	4.76%	4.96%	4.97%
September 30, 2008		4.33%	4.64%	5.11%	5.27%
December 31, 2008		4.11%	4.53%	5.25%	5.54%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Average yields
Based on actual income(1)	4.35%
Based on interest rate credited to participants(2)	4.92%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on December 31, 2007 by the fair value of investments on December 31, 2007.
(2)	Computed by dividing the annualized one-day earnings credited to participants on December 31, 2007 by the fair value of investments on December 31, 2007.

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

All securities lending income earned by the Funds in the Trust is credited on a cash basis generally in the month following the month in which it is earned due to the immaterial amounts. This method is applied to the income both from the Funds lending securities directly and from collective investment funds in which certain Funds are invested and which lend a portion of their securities.

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

Notes to Financial Statements—(Continued)

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. Based on its analysis, management has determined that as of December 31, 2007 the Collective Trust did not have any tax liabilities. However, management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof.

F.    Sales and Redemptions of Units of Participation and Distributions

The units offered represent interests in the Funds and Portfolios established under the Trust. The Trust may offer and sell an unlimited number of units. Each unit will be offered and sold daily at the offering Fund’s or Portfolio’s net asset value.

Pursuant to the Trust’s Declaration of Trust, the Funds and Portfolios are not required to distribute their net investment income or gains from the sale of portfolio investments.

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

At December 31, 2007, the Intermediate Bond Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar Futures	978	$233,707,657	March 2008	$437,768
90 Day Eurodollar Futures	442	105,923,993	September 2008	719,557
90 Day Eurodollar Futures	1,071	256,233,202	December 2008	2,493,623
90 Day Eurodollar Futures	138	32,937,846	September 2009	302,904
90 Day Eurodollar Futures	148	35,286,716	December 2009	299,884
Germany Federal Republic Bonds 5yr	7	766,133	March 2008	(15,406)
Germany Federal Republic Bonds 10yr	12	1,378,366	March 2008	(30,726)
LIBOR Futures	17	2,003,338	March 2008	6,127
LIBOR Futures	166	19,549,813	June 2008	211,682
LIBOR Futures	8	945,900	September 2008	7,541
LIBOR Futures	3	354,863	December 2008	3,796
LIBOR Futures	1	117,363	June 2009	3,299
U.K. Treasury Bonds	3	330,660	March 2008	60
U.S. Treasury Notes 5yr	139	15,320,096	March 2008	8,997

				$4,449,106

Short
U.S. Treasury Notes 10yr	(913)	(103,394,168)	March 2008	$(131,473)
U.S. Treasury Bond Futures	(595)	(69,824,749)	March 2008	581,624
Euro Currency Future	(283)	(67,755,257)	June 2008	(345,154)

				$104,997

				$4,554,103

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

I.    Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of December 31, 2007, the Intermediate Bond Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Sale	Euro Currency	625,000	$922,983	01/09/2008	$10,393
Sale	Pound Sterling	2,730,000	5,623,754	01/09/2008	207,185
Sale	Japanese Yen	895,634,000	8,199,899	01/09/2008	175,513

					$393,091

J.    Interest Rate Swap Contracts

The Intermediate Bond Fund may invest in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange of commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Swap contracts typically have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Any up front payments and periodic cash settlements on interest rate swaps are recorded as adjustments to realized gains or losses.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

At December 31, 2007, the Intermediate Bond Fund held the following interest rate swap contracts:

Notional Amount	Net Cost	Swap Counterparty	Termination Date	Rate Type		Unrealized Appreciation (Depreciation)
				Floating Rate	Fixed Rate
15,100,000 BRL	$(137,998)	Morgan Stanley(a)	01/02/2012	CDI – Brazil (c)	10.115%	$(485,934)
6,000,000 BRL	(54,294)	UBS (a)	01/02/2012	CDI – Brazil (c)	10.575%	(143,135)
6,800,000 EUR	(128,199)	Morgan Stanley (b)	06/16/2014	6 Month EUR LIBOR	4.00%	533,564
2,800,000 GBP	17,148	Morgan Stanley (a)	09/18/2009	6 Month GBP LIBOR	6.00%	39,133
110,000,000 JPY	(25,931)	Barclays (b)	06/20/2017	6 Month JPY LIBOR	2.00%	(1,464)
260,000,000 JPY	(50,082)	UBS (b)	06/20/2017	6 Month JPY LIBOR	2.00%	(14,671)
108,000,000 MXN	22,578	Merrill Lynch (a)	11/04/2016	MXN-TIIE-Banxico (d)	8.17%	(262,359)
500,000 USD	10,998	Barclays (a)	06/18/2010	3 Month USD LIBOR	5.00%	1,556
26,500,000 USD	117,928	Merrill Lynch (a)	06/18/2010	3 Month USD LIBOR	4.00%	51,109
11,300,000 USD	(196,846)	Lehman (b)	06/18/2015	3 Month USD LIBOR	5.00%	(175,313)
5,000,000 USD	(136,250)	Merrill Lynch (b)	06/18/2018	3 Month USD LIBOR	5.00%	17,019
97,200,000 USD	(1,509,545)	Barclays (a)	06/18/2013	3 Month USD LIBOR	4.00%	699,168
11,000,000 USD	(173,745)	Morgan Stanley (a)	06/18/2013	3 Month USD LIBOR	4.00%	82,036
21,000,000 USD	(698,040)	Morgan Stanley (a)	06/18/2038	3 Month USD LIBOR	5.00%	593,774
7,700,000 USD	(209,286)	Bank of America (b)	06/18/2018	3 Month USD LIBOR	5.00%	25,670
400,000 EUR	124	UBS (a)	10/15/2010	CPI – France (e)	2.1455%	4,540

	$(3,151,440)					$964,693

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	Fund receives the floating rate and pays the fixed rate.
(c)	CDI – Brazil is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(d)	MXN – TIIE – Banxico is the Mexican Peso Floating Rate as published by El Banco de Mexico.
(e)	CPI – France is the Consumer Price Index of France.

K.    Option and Swaption Contracts

The Intermediate Bond Fund (“Fund”) may purchase or write option contracts to manage exposure to fluctuations in interest rates or hedge the fair value of other Fund investments. The premium paid by the Fund for the purchase of a call or put option is included in the Fund’s Statement of Assets and Liabilities as an investment and subsequently marked-to-market to reflect the current market value of the option purchased. If an option which the Fund has purchased expires on its stipulated expiration date, the Fund realizes a loss for the amount of the cost of the option. If the Fund enters into a closing transaction, it realizes a gain or loss, depending on whether the proceeds from the sale are greater or less than the cost of the option. If the Fund exercises a put option, it realizes a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid. If the Fund exercises a call option, the cost of the security which the Fund purchases upon exercise will be increased by the premium originally paid.

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

The Intermediate Bond Fund may also purchase or write swaption contracts to manage exposure to fluctuations in interest rates or hedge the fair value of other Fund investments. Swaption contracts

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

entered into by the Fund typically represent an option that gives the purchaser the right, but not the obligation, to enter into a swap contract on a future date. If a call swaption is exercised, the purchaser will enter into a swap to receive the fixed rate and pay a floating rate in exchange. Exercising a put would entitle the purchaser to pay a fixed rate and receive a floating rate.

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

For the year ended December 31, 2007, the Fund had not written any call options or entered into any swaption contracts.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees paid to each investment advisor during the year ended December 31, 2007 are listed below.

Investment Advisor	Fee Rate Range Highest to Lowest
AllianceBernstein L.P. (Large-Cap Value Equity)	.50% to .15%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)	.50% to .225%*
JP Morgan Fleming Asset Management Limited (International Equity)	.75% to .45%
Pacific Investment Management Company (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%
Smith Asset Management Group, LP (Small-Cap Equity)	.85% to .45%
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	.50% to .35%
Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%
Wellington Management Company LLP (Mid-Cap Value Equity)	.75% to .55%
Wellington Management Company LLP (Small-Cap Equity)	.90% to .70%

*	Subject to a 5% reduction based on aggregate fees.

Investment Advisor	Fees for the Year Ended December 31, 2007
AllianceBernstein L.P. (Large-Cap Value Equity)	$853,980
Capital Guardian Trust Company (Balanced)	658,045
Capital Guardian Trust Company (Large-Cap Growth Equity)	548,646
J.P. Morgan Fleming Asset Management Limited (International Equity).	918,588
Pacific Investment Management Company (Intermediate Bond)	1,266,143
Philadelphia International Advisors LP (International Equity)	721,901
Smith Asset Management Group, LP (Small-Cap Equity)	848,535
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	954,749
Turner Investment Partners (Mid-Cap Growth Equity)	705,677
Wellington Management Company LLP (Mid-Cap Value Equity)	592,575
Wellington Management Company LLP (Small-Cap Equity)	1,226,424

$9,295,263

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the year ended December 31, 2007:

Value of Program Assets	Rate of ARF Program Fee
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4.0 billion	.015%

ARF received Program fees of $1,739,368 for the year ended December 31, 2007. These fees are allocated to each Fund based on net asset value.

ARF and State Street Bank have agreed to adjust the State Street Bank Program fee based upon the following schedule:

Value of Program Assets	Rate of State Street Bank Program Fee
First $2.0 billion	.40%
Next $1.0 billion	.31%
Next $1.0 billion	.21%
Over $4.0 billion	.13%

For the year ended December 31, 2007, State Street Bank received program fees of $13,487,353.

Benefit payments under the Program generally are made by check. Within two business days before the check becomes payable, funds for the payment of benefits are transferred to a non-interest bearing account with State Street Bank. No separate fee is charged for benefit payments; rather, State Street Bank retains any earnings attributable to outstanding benefit checks, and these earnings have been taken into account in setting State Street Bank’s fees under the Program.

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

For the year ended December 31, 2007, State Street Bank received trustee, management and administration fees of $3,790,632.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the year ended December 31, 2007, State Street Bank received Retirement Date Fund management fees of $127,724.

The Portfolios of the Structured Portfolio Service are not charged a separate trustee, management, administration or program fee.

4.    Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Year Ended December 31, 2007
	Purchases	Sales
Balanced Fund	$104,787,602	$146,440,772
Index Equity Fund	29,718,994	51,973,254
Intermediate Bond Fund	108,408,749	66,273,447
International Equity Fund	99,585,494	88,664,360
Large-Cap Growth Equity Fund	319,009,720	411,954,406
Large-Cap Value Equity Fund	101,580,713	111,106,036
Mid-Cap Growth Equity Fund	157,043,342	159,270,529
Mid-Cap Value Equity Fund	70,828,789	58,216,179
Small-Cap Equity Fund	284,953,119	316,019,086
Conservative Structured Portfolio Service	12,581,466	17,732,141
Moderate Structured Portfolio Service	40,039,427	61,113,587
Aggressive Structured Portfolio Service	28,146,933	43,556,184
Lifetime Income Retirement Date Fund	9,387,094	3,168,110
2010 Retirement Date Fund	25,514,011	4,732,404
2020 Retirement Date Fund	32,874,604	7,095,237
2030 Retirement Date Fund	29,717,825	2,201,752
2040 Retirement Date Fund	18,646,613	3,098,369

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	Year Ended December 31, 2007
	Purchases	Sales
Intermediate Bond Fund	$2,390,920,510	$2,343,369,900

5.    Risks Associated with Investments of the Trust

The risks that pertain to each Fund, including the Retirement Date Funds, are described in the description of such Fund found in Item 1. of the Trust’s Annual Report on Form 10-K and also found in the Trust’s prospectus. Following are some of the general risks of investing in the Funds.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

The Funds of the Trust to the extent invested in the equity markets are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For instance, smaller companies may be impacted by economic conditions more severely. Foreign securities risks include less investor protections, government failure or nationalization of businesses, exchange rate risk and exchange restrictions, poorly developed financial reporting requirements, broker/dealer regulation, or foreign government taxation, financial markets legal systems. Certain Funds, in addition to the more general risks associated with equity investing, are subject to the more particular risks associated with investing in value stocks or growth stocks, as different types of stocks tend to shift into and out of favor depending on market and economic conditions. The value of the Funds to the extent so invested in the equity markets will fluctuate, and the holders of units in the Funds should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

The Funds, to the extent invested in fixed income securities, are subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tends to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the value of the Funds. A change in the level of interest rates will tend to cause the net asset value of the Fund to change. If such interest rate changes are sustained over time, the yield of the Funds will fluctuate accordingly.

Fixed-income securities, including corporate bonds, also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Funds invest in securities with medium or lower credit qualities, they are subject to a higher level of credit risk than investments in investment-grade securities. In addition, the credit quality of non investment-grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity and the value of the Funds will reflect this volatility. Moreover, the Fund relies to a significant extent on ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest. There may be limitations on the quality of such ratings. For instance, certain asset backed securities such as subprime CMOs and securities backed by bond insurance that initially received relatively high ratings were, in connection with the 2007 credit markets turbulence, subsequently significantly downgraded. There is a risk of loss associated with securities even if initially highly rated, particularly in the case of collateralized debt obligations and other structured-finance investments that are often of relatively higher complexity.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

At December 31, 2007, the Funds’ market value of securities on loan and collateral received for securities loaned was as follows:

Fund	Market Value of Loaned Securities	Collateral Value
Balanced*	$45,535,722	$46,730,503
Intermediate Bond*	36,022,587	36,763,820
International Equity	24,609,531	25,725,198
Large-Cap Growth Equity*	91,166,696	93,261,606
Large-Cap Value Equity*	36,431,183	37,365,761
Mid-Cap Growth Equity*	41,530,304	42,446,153
Mid-Cap Value Equity*	35,586,866	36,544,934
Small-Cap Equity*	143,970,893	147,730,090

As discussed in Note 1, the investments in Quality D have been reported at a constant $1.00 net asset value per unit. At December 31, 2007 the market value of the investments in Quality D, as reported by its trustee, was approximately 99.23% of amortized cost.

*	Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. The Funds receive a fee from the Borrowers to compensate for the revenue lost from the inability to generate income from the investment of cash collateral. Non-cash collateral can be held in the form of securities issued or guaranteed by the United States Government or its agencies or instrumentalities, convertible Bonds denominated in US dollars, cash, irrevocable bank letters of credit issued by a person other than the borrower or an affiliate of the borrower, or Tri-party agreements backed by securities issued or guaranteed by the United States government or its agencies. Non-cash collateral held at December 31, 2007 was in amounts as follows:

Fund	Non-Cash Collateral Value
Balanced	$2,885,492
Large-Cap Growth Equity	10,100,183
Large-Cap Value Equity	3,516,899
Mid-Cap Growth Equity	2,646,520
Mid-Cap Value Equity	729,094
Small-Cap Equity	2,821,438

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

7.    Participant Ownership

As of December 31, 2007, two participants owned 5.40% and 6.94%, respectively, of the outstanding units of the Lifetime Income Retirement Date Fund and four participants owned 5.04%, 7.08%, 9.47% and 9.76%, respectively, of the outstanding units of the 2010 Retirement Date Fund.

8.    Subsequent Event

The termination of the offering of the Structural Portfolio Service consisting of the Conservative, Moderate and Aggressive Portfolios is currently anticipated to occur on or about March 28, 2008. Participants in the portfolios of the Structured Portfolio Service will be given an opportunity to direct the transfer of their assets so invested into other Investment Options prior to such termination. Any assets not subject to a valid direction to be transferred to another Investment Option and hence remaining in the portfolios of the Structured Portfolio Service as of the date of their termination will be transferred to the Funds underlying the portfolios of the Structured Portfolio Service in accordance with such Funds’ respective weightings in such portfolios.