Form 10-K/A
period 2007-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2008-04-30
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

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

OVERVIEW

The American Bar Association Members/State Street Collective Trust (the “Collective Trust”) was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the ABA Retirement Funds program (the “Program”). As of December 31, 2007, there were ten separate collective investment funds (the “Funds”), three portfolios of a Structured Portfolio Service and five Retirement Date Funds. The current Funds are as follows: Stable Asset Return Fund, Intermediate Bond Fund, Balanced Fund, Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Index Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund. Assets contributed under the Program may also be invested in the Retirement Date Funds, a group of five balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. On March 28, 2008, availability of the Structured Portfolio Service under the Program was terminated. For details on reallocations of the assets invested in the Structured Portfolio Service at the time of termination and any elections to make investments in the Structured Portfolio Service from and after such time of termination, see “—Structured Portfolio Service.” The Funds and Retirement Date Funds are investment options under the Program, which is sponsored by ABA Retirement Funds (“ARF”).

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

As trustee of the Collective Trust, State Street is responsible for the operation and management of Funds and the Retirement Date Funds under the Collective Trust. State Street Bank provides administrative and recordkeeping services required by the Program. State Street Bank has engaged CitiStreet to provide such recordkeeping and administrative services. State Street Bank also is the sole trustee of each of the ABA Members Trusts. For a more complete description of the relationship between State Street and State Street Bank, see “—State Street and State Street Bank.”

DESCRIPTION OF INVESTMENT OPTIONS

The Collective Trust offers ten collective investment funds and five Retirement Date Funds. The Funds and the Retirement Date Funds are investment options under the Program.

All proceeds received by the Collective Trust relating to the contribution, transfer or allocation of assets to a Fund or a Retirement Date Fund are applied to the purchase of Units of such Fund or Retirement Date Fund. Assets invested through the ABA Members Plans are held under the American Bar Association Members Retirement Trust (the “Retirement Trust”), and assets invested through individually designed plans are held under the American Bar Association Members Pooled Trust for Retirement Plans (the “Pooled Trust”). State Street Bank is the sole trustee of each of the Retirement Trust and Pooled Trust (collectively the “ABA Members Trusts”).

The Stable Asset Return Fund invests in high quality short-term instruments and investment contracts. The Intermediate Bond Fund invests in debt securities of varying maturities. The Balanced Fund invests in both equity and debt securities. The Index Equity Fund invests in common stocks included in the Russell 3000 Index. The Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund invest in equity securities of various types. Assets contributed or held under the Program may also be invested in the Retirement Date Funds, which are a group of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. In addition, assets contributed under the Program may be invested in publicly traded debt and equity securities and shares of numerous mutual funds through Self-Managed Brokerage Accounts.

Under the Collective Trust’s Declaration of Trust, interests in the respective Funds and the Retirement Date Funds are represented by Units, each of which represents an undivided pro rata share of the net assets of a Fund or a Retirement Date Fund. Further, the Collective Trust’s Declaration of Trust provides that each Fund and Retirement Date Fund constitutes a separate trust, and the assets of each trust shall be separately held, managed, administered, valued, invested, reinvested, distributed and accounted for and otherwise dealt with as a separate trust. Thus, an investment in any one Fund or Retirement Date Fund does not give rise to an interest in any other Fund or Retirement Date Fund or an interest in the Collective Trust as a whole. The Declaration of Trust also provides that any creditor of, or other person having any claim of any type against, a Fund or Retirement Date Fund, may look only to the assets of such Fund or Retirement Date Fund for payment of obligations of such Fund or Retirement Date Fund, and that every contract, instrument, certificate or undertaking of or on behalf of any Fund or Retirement Date Fund shall be conclusively deemed to have been executed only by or for such Fund or Retirement Date Fund and no Fund or Retirement Date Fund shall be answerable for any obligation assumed or liability incurred by any other Fund or Retirement Date Fund. However, the enforceability of these provisions has never been tested, and the Collective Trust believes that, under New Hampshire law, the Funds and the Retirement Date Funds have no separate legal existence and exist only as sub-trusts of the Collective Trust. Furthermore, neither ERISA nor the laws of the State of the New Hampshire, under which the Collective Trust is organized, have any specific statutory provision deeming assets of one sub-trust created under a trust to be unavailable to creditors of other sub-trusts so created. In the unlikely event that a particular Fund or Retirement Date Fund were not to have sufficient net assets with which to satisfy its obligations, it is possible that a court could determine that the assets of the other Funds and Retirement Date Funds could be available to satisfy those obligations.

Although the Funds and the Retirement Date Funds are similar in some respects to registered open-end management investment companies (commonly referred to as “mutual funds”), the Funds and the Retirement Date Funds are not required to be and are not registered as investment companies under the Investment Company Act. The Units representing interests in the Funds and the Retirement Date Funds are held by State Street Bank, as trustee of the ABA Members Trusts. Neither the assets of the ABA Members Trusts nor the investment options are subject to the claims of the creditors of State Street or State Street Bank. The investment options are not insured by the Federal Deposit Insurance Corporation or any governmental agency. State Street’s activities as trustee of the Collective Trust and State Street Bank’s activities as trustee of the ABA Members Trusts are subject to the requirements of ERISA. There are no voting rights connected with the ownership of Units. No officer of the Collective Trust or officer or director of State Street owns, beneficially or of record, any Units of beneficial interest in the Collective Trust. As of December 31, 2007, no person or entity vested with investment responsibility for the assets contributed to the Program owned more than 5% of the Units of beneficial interest in the Collective Trust or in any investment option offered thereunder, except that two Participants owned 5.40% and 6.94%, respectively, of the outstanding Units of the Lifetime Income Retirement Date Fund and four Participants owned 5.04%, 7.08%, 9.47% and 9.76%, respectively, of the outstanding Units of the 2010 Retirement Date Fund.

Units in the Funds and the Retirement Date Funds are not “redeemable securities” within the meaning of the Investment Company Act because the holder does not have an entitlement to receive approximately the holder’s proportionate share of the Collective Trust’s current net assets or the cash equivalent thereof (or the current net assets or cash equivalent thereof of any investment option) upon presentation of the Units to the Collective Trust. However, each Unit entitles its holder to exercise investment rights that are substantially similar to the rights of holders of “redeemable securities” issued by a mutual fund. Units in each Fund and in each Retirement Date Fund may be liquidated on each Business Day (subject to applicable restrictions under the terms of the Program) for cash equal to the per Unit net asset value of the Fund or the Retirement Date Fund, as applicable. In addition, transfers may be made among the Funds and the Retirement Date Funds based on the relevant per Unit net asset values.

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

Investment Guidelines and Restrictions. U.S. Government Obligations. The Fund may invest in a variety of U.S. Government Obligations, including bills and notes issued by the U.S. Treasury and securities issued by agencies of the U.S. government, such as the Farmers Home Administration, the Export Import Bank of the United States, the Small Business Administration, the Government National Mortgage Association, the General Services Administration and the Maritime Administration.

Repurchase Agreements. The Stable Asset Return Fund may enter into repurchase agreements with a variety of banks and broker-dealers. In a repurchase agreement transaction, the Fund acquires securities (usually U.S. Government Obligations) for cash and obtains a simultaneous commitment from the seller to repurchase the securities at an agreed upon price and date. The resale price is in excess of the acquisition price and reflects an agreed upon market rate of interest unrelated to the coupon rate on the purchased security. The difference between the sale and the repurchase price is, in effect, interest for the period of the agreement. In such transactions, the securities purchased by the Stable Asset Return Fund will have a total value at least equal to the amount of the repurchase price and will be held by State Street Bank until repurchased. State Street Bank monitors the value of the underlying securities to verify that their value, including accrued interest, always equals or exceeds the repurchase price.

Instruments Issued by Foreign Entities. The Stable Asset Return Fund may invest in U.S. dollar-denominated instruments issued by foreign banks and foreign branches of U.S. banks. See “—Risk Factors” below. The Stable Asset Return Fund may also invest in U.S. dollar-denominated instruments issued by foreign governments, their political subdivisions, governmental authorities, agencies and instrumentalities and supranational organizations. A supranational organization is an entity designated or supported by the national government of one or more countries to promote economic reconstruction or development. Examples of supranational organizations include, among others, the European Investment Bank, the International Bank for Reconstruction and Development (World Bank) and the Nordic Investment Bank.

“When-Issued” Securities. The Stable Asset Return Fund may commit to purchasing securities on a “when-issued” basis, such that payment for and delivery of a security will occur after the date that the Fund commits to purchase the security. The payment obligation and the interest rate on the security are each fixed at the time of the purchase commitment. Prior to payment and delivery, however, the Stable Asset Return Fund will not receive interest on the security, and will be subject to the risk of a loss if the value of the when-issued security is less than the purchase price at the time of delivery.

Asset-Backed Securities. The Stable Asset Return Fund is permitted to invest in asset-backed securities (including collateralized mortgage obligations (known as “CMOs”) and other derivative mortgage-backed securities), subject to the rating and quality requirements specified for the Fund. Asset-backed securities are issued by trusts and special purpose entities that securitize various types of assets, such as automobile and credit card receivables.

Credit Quality. Except with respect to U.S. Government Obligations, the Stable Asset Return Fund may invest in a Short-Term Investment Product only if at the time of purchase, the instrument is (i) rated in one of the two highest rating categories applicable to corporate bonds by at least two nationally recognized statistical rating organizations, at least one of which must be Standard & Poor’s Corp. (“S&P”) or Moody’s Investors Service, Inc. (“Moody’s”), (ii) rated in the highest rating category applicable to commercial paper by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s, or (iii) if unrated, issued or guaranteed by an issuer that has other comparable outstanding instruments that are so rated or is itself rated in one of the two highest rating categories by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s. For purposes of this restriction, an investment in a repurchase agreement will be considered to be an investment in the securities that are the subject of the repurchase agreement.

Investment Contracts. The Stable Asset Return Fund may not invest in any investment contract unless, at the time of purchase, the investment contract or the issuer of the investment contract is rated in one of the two highest rating categories by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s.

Diversification. Except for investment contracts and U.S. Government Obligations, the Fund may not invest more than 5% of its assets in securities of a single issuer, determined at the time of purchase. For purposes of this 5% limitation, investments in collective investment funds maintained by State Street Bank are considered to be investments in the underlying securities held by such collective investment funds, and investments in repurchase agreements are considered to be investments in the securities that are the subject of such repurchase agreements. Other than investment contracts, the Fund may not invest more than 10% of its net assets in illiquid securities, including repurchase agreements with maturities of greater than seven days or portfolio securities that are not readily marketable or redeemable, determined at the time of purchase. The proportion of the assets of the Fund invested in investment contracts of any one insurance company, bank or financial institution may generally not be greater than 15% of the aggregate value of investment contracts included in the Fund’s portfolio, and in no event greater than 20%, in each case determined at the time of purchase.

Risk Factors. U.S. Government Obligations. Not all U.S. Government Obligations are backed by the full faith and credit of the United States. For example, securities issued by the Federal Farm Credit Bank or by the Federal National Mortgage Association are supported by the agency’s right to borrow money from the U.S. Treasury under certain circumstances, and securities issued by the Federal Home Loan Banks are supported only by the credit of the issuing agency. There is no guarantee that the U.S. government will support these securities, and, therefore, they involve more risk than U.S. Government Obligations that are supported by the full faith and credit of the United States.

Foreign Investments. Foreign banks may not be required to maintain the same financial reserves or capital that are required of U.S. banks. Restrictions on loans to single borrowers, prohibitions on certain self-dealing transactions and other regulations designed to protect the safety and solvency of U.S. banks may not be applicable to foreign banks. Furthermore, investments in foreign banks may involve additional risks similar to those associated with investments in foreign securities described in the following paragraph. Foreign branches of U.S. banks generally are subject to U.S. banking laws, but obligations issued by a branch, which sometimes are payable only by the branch, may be subject to country risks relating to actions by foreign governments that may restrict or even shut down the operations of some or all the country’s banks.

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

“When-Issued” Securities. The payment obligation and the interest rate on a “when-issued” security are each fixed at the time of the purchase commitment. Prior to payment and delivery, however, the Stable Asset Return Fund will not receive interest on the security, and will be subject to the risk of a loss if the value of the when-issued security is less than the purchase price at the time of delivery.

Asset-Backed Securities. Asset-backed securities may involve credit risks resulting primarily from the fact that asset-backed securities are issued by trusts or special purpose entities with no other assets and do not usually have the benefit of a complete security interest in the securitized assets. For example, credit card receivables generally are unsecured and the debtors are entitled to the protection of a number of state and Federal consumer credit laws, some of which may reduce the ability to obtain full payment. CMO residuals and other mortgage-related securities may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on the Fund’s yield to maturity from these securities.

Risk of Reliance on Industry Research. The Fund is dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest, and other materials prepared by others. There may be limitations on the quality of such information, data, publications, research and ratings, and the Fund’s Advisor generally does not independently verify any of the same. For instance, certain asset-backed securities such as sub-prime CMOs and securities backed by bond insurance that initially received relatively high credit ratings were, in connection with the 2007 credit markets turbulence, subsequently significantly downgraded as the investment community came to realize that there were previously unanticipated risks associated with such securities. There is a risk of loss associated with securities even if initially perceived by the investment community as of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that are often highly complex.

Credit Risk. Except with respect to U.S. Government Obligations backed by the full faith and credit of the United States, each Short-Term Investment Product purchased by the Fund will be subject to the risks of default by the issuer and the non-payment of interest or principal that are usually associated with unsecured borrowings.

Investment Contracts. Although the Stable Asset Return Fund may not invest in any investment contract unless certain rating standards are satisfied at the time the investment contract is issued, the financial condition of an issuer may change prior to maturity. The Fund will generally be unable to dispose of an investment contract prior to its maturity in the event of the deterioration of the financial condition of the issuer. In addition, to the extent that the assets of the Stable Asset Return Fund are committed to investment contracts of a single issuer, the Fund will be subject to a greater risk that a default by that issuer will have a material adverse effect on the Fund.

Liquidity. The Fund will utilize a tiered liquidity structure to satisfy withdrawal and transfer requests. In the unlikely event that the amount of liquid assets held by the Fund is insufficient to satisfy all withdrawal and transfer requests immediately, the Fund may limit or suspend withdrawals and transfers. For more information on these restrictions, including the priority to be given to withdrawals and transfers in such circumstances, see “—Transfers Between Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

Valuation. The methods used to value assets of the Stable Asset Return Fund described below under “—Valuation of Units” provide certainty in valuation but can result in the overvaluation or undervaluation of the value of a particular instrument or investment contract when compared to its market value, and the longer the maturity of a particular instrument or investment contract, the greater the exposure to the risk of such overvaluation or undervaluation. Also, the yield of the Stable Asset Return Fund will differ from market interest rates, and the yield of the Stable Asset Return Fund will tend to change more slowly than market interest rates. If a holder of Units in the Stable Asset Return Fund were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was less than the value used to compute its Unit value, the holder would be overpaid (based on market price) and the market value of the Units in the Fund held by the remaining holders of Units in the Fund would be diluted. Conversely, if a holder were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was more than the value used to compute its Unit value, the holder would be underpaid (based on market price) and the value of interests in the Fund of the remaining holders of Units in the Fund would be increased. Along the same lines, if a purchaser of Units in the Stable Asset Return Fund were to acquire such Units at a time when the market value of the assets of the Stable Asset Return Fund was less than (more than) the value used to compute its Unit value, the purchaser would overpay (underpay) (based on market price) and the market value of the Units in the Fund held by the remaining holders of Units in the Fund would be enhanced (diluted). State Street Bank monitors the market value of the investment contracts and Short-Term Investment Products held by the Fund. Such fluctuations will occur to the extent market interest rates differ from the interest rates on the instruments and investment contracts. Also, if the financial condition of an issuer of an investment contract were to seriously deteriorate, the contract might no longer qualify for contract value accounting. If State Street Bank were to determine that the per Unit net asset value of the Stable Asset Return Fund has deviated from the net asset value determined by using available market quotations or market equivalents (market value) for investment contracts and Short-Term Investment Products to a large enough extent that it might result in a material dilution or other unfair result to holders of Units, State Street Bank might adjust the per Unit net asset value of the Fund or take other action that it deems appropriate to eliminate or reduce, to the extent reasonably practicable, the dilution or other unfair result. The Financial Accounting Standards Board has issued guidance that, effective for financial statements for annual periods ending after December 15, 2006, requires the Fund to make several modifications in its financial statement presentation and disclosure, including presentation of both the fair value and contract value of benefit-responsive investment contracts. The adoption of these changes has not impacted the use by the Fund of contract value accounting.

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

The Fund may invest in derivative instruments such as futures, forwards, swaps, options, collateralized mortgage obligations (CMOs) and interest-only (IO) and principal-only (PO) stripped mortgage-backed securities to the extent that they are used in a manner that does not materially increase total portfolio volatility or relate to speculative activities. The Fund may invest up to 40% of its assets in CMOs at any time. Interest-only and principal-only stripped mortgage-backed securities are mortgage-

backed bonds that are separated into the interest or principal portion of a pool of mortgage-backed bonds. The Fund may invest up to 5% of the Fund’s assets in interest-only and principal-only stripped mortgage-backed securities at any time, in addition to the investments in CMOs referred to above.

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

Risk Factors. Interest Rate Risk. The Intermediate Bond Fund, to the extent invested in longer-term fixed-income securities, is subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. Over time, interest rates on debt securities change. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the longer the maturity of a fixed-income security, the higher its yield and greater its price volatility. Conversely, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Fund. A change in the level of interest rates will tend to cause the net asset value per Unit of the Fund to change. If such interest rate changes are sustained over time, the yield of the Fund will fluctuate accordingly.

Credit Risk. Fixed-income securities also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. Furthermore, as economic, political and business developments unfold, lower quality bonds, which possess more risk of failure of timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity.

“TBA” Commitments. The Intermediate Bond Fund may enter into “to be announced” (“TBA”) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if the Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Intermediate Bond Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “—Stable Asset Return Fund—Risk Factors.”

Mortgage-Related Securities. Mortgage-related securities include securities that directly or indirectly represent a participation in, or are secured by and payable from, mortgage loans on real property, such as collateralized mortgage obligation residuals or stripped mortgage-backed securities, and may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest-only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on an investor’s yield to maturity from these securities. Early repayment of principal on some mortgage-related securities (arising from prepayments of principal due to the sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred) may expose the Fund to a lower rate of return upon reinvestment of principal. Moreover, the Fund is dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest, and other materials prepared by others. There may be limitations on the quality of such information, data, publications, research and ratings, and the Fund’s Investment Advisor generally does not independently verify any of the same. For instance, certain asset-backed securities such as sub-prime CMOs and securities backed by bond insurance that initially received relatively high credit ratings were, in connection with the 2007 credit markets turbulence, subsequently significantly downgraded as the investment community came to realize that there were previously unanticipated risks associated with such securities. There is a risk of loss associated with securities even if initially perceived by the investment community as of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that are often highly complex.

Short-Term Debt Instrument. The risk factors with respect to investing in various short-term instruments are similar to those applicable to short-term investments held by the Stable Asset Return Fund.

Foreign Investing. Investing in the securities of issuers in any foreign country involves special risks and considerations not typically associated with investing in U.S. companies. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

Emerging Market Investing. Political and economic structures in many emerging market countries may be undergoing significant evolution and rapid development, and such countries may lack the social, political and economic stability characteristic of more developed countries. Governments in many emerging market countries participate to a significant degree in the countries’ economics and securities markets. As a result, the risks of investing in the securities of foreign issuers generally, including the risks of nationalization or expropriation, may be heightened. The small size and inexperience of the securities markets, and a more limited volume of trading in securities, in certain of these countries may also make the Fund’s investments in securities of issuers located in such countries illiquid and more volatile than investments in more developed countries, and the Fund may be required to establish special custody or other arrangements before making certain investments in these countries. There may be little financial or accounting information available with respect to issuers located in certain of such countries, and it may be difficult as a result to assess the value or prospects of an investment in such issuers. Emerging markets often have provided significantly higher or lower rates of return than developed markets, and significantly greater risks, to investors.

Risks of Investment in Derivative Instruments, Including Swaps Agreements. The Intermediate Bond Fund is subject to the risks associated with use of derivatives to the extent the Fund is permitted to use them. See “—Derivative Instruments”. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows (and sometimes principal amounts) measured by different interest rates, exchange rates, indices or prices, with payments generally calculated by reference to a principal (“notional”) amount or quantity. Swap contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. Because swap agreements are two-party contracts and may have terms of greater than seven days, such agreements may be considered to be illiquid. Moreover, an investor bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. The swaps market is a relatively new market and is largely unregulated by the United States or any foreign governmental authority, and it is possible that developments in the swaps market, including potential government regulation, could adversely affect the Fund’s ability to terminate existing swap agreements or to realize amounts to be received under these agreements.

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

Risk Factors. Equity Markets Risk. To the extent invested in the equity markets, the Balanced Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Balanced Fund will fluctuate, and the holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, changes in the value of their investment.

Interest Rate Risk Applicable to Investments in Fixed-Income Securities. The Balanced Fund, to the extent invested in longer-term fixed-income securities, is subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the longer the maturity of a fixed-income security, the higher its yield and greater its price volatility. Conversely, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Fund. A change in the level of interest rates will tend to cause the net asset value per Unit of the Fund to change. If such interest rate changes are sustained over time, the yield of the Fund will fluctuate accordingly.

Credit Risk Applicable to Investments in Fixed-Income Securities. Fixed-income securities also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess more risk of failure of timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity.

“TBA” Commitments. The Balanced Fund may enter into TBA commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of the Fund’s other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if the Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Balanced Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “—Stable Asset Return Fund—Risk Factors.”

Mortgage-Related Securities. Mortgage-related securities include securities that directly or indirectly represent a participation in, or are secured by and payable from, mortgage loans on real property, such as collateralized mortgage obligation residuals or stripped mortgage-backed securities, and may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest-only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on an investor’s yield to maturity from these securities. Early repayment of principal on some mortgage-related securities (arising from prepayments of principal due to the sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred) may expose the Fund to a lower rate of return upon reinvestment of principal.

Short-Term Debt Instruments. The risk factors with respect to investing in various short-term instruments are similar to those applicable to the Stable Asset Return Fund.

Risks of Foreign Investing. Investments by the Balanced Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

Risks of Emerging Markets Investing. Political and economic structures in many emerging markets countries may be undergoing significant evolution and rapid development, and such countries may lack the social, political and economic stability characteristic of more developed countries. Governments in many emerging market countries participate to a significant degree in the countries’ economies and securities markets. As a result, the risks of investing in the securities of foreign issuers generally, including the risks of nationalization or expropriation, may be heightened. The small size and inexperience of the securities markets, and a more limited volume of trading in securities, in certain of these countries may also make the Fund’s investments in securities of issuers located in such countries illiquid and more volatile than investments in more developed countries, and the Fund may be required to establish special custody or other arrangements before making certain investments in these countries. There may be little financial or accounting information available with respect to issuers located in certain of such countries, and it may be difficult as a result to assess the value or prospects of an investment in such issuers. Emerging markets often have provided significantly higher or lower rates of return than developed markets, and significantly greater risks, to investors.

Risks of Investment in Derivative Instruments. The Balanced Fund is subject to the risks associated with the use of derivatives and mortgage-backed securities to the extent the Fund is permitted to use them. See “—Derivative Instruments” and “—Intermediate Bond Fund—Risk Factors—Risks of Investment in Derivative Instruments, Including Swaps Agreements.”

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

Strategy. The Large-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization companies which, for purposes of management of the Fund, are considered to be those with market capitalizations, at the time of purchase, of greater than $1 billion that in the opinion of State Street and the Fund’s Investment Advisor are undervalued in the marketplace. As of December 31, 2007, the weighted average market capitalization of the companies in which the Fund was invested was $130.6 billion. A portion of the Large-Cap Value Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average value orientation. The Russell 1000 Index is comprised of the 1,000 largest companies in the Russell 3000 Index. The remainder of the Fund is actively managed. The actively managed portfolio of the Large-Cap Value Equity Fund seeks to achieve growth of capital through investing primarily in common stocks of larger capitalization companies believed to be attractively priced relative to their future earnings power. The Investment Advisor for this portion of the Fund seeks to limit the Fund’s divergence from the market’s performance over full market cycles to moderate levels. The Large-Cap Value Equity Fund is broadly diversified and emphasizes sectors and securities that State Street and the Investment Advisor for this portion of the Fund consider undervalued. Frank Russell & Company, which maintains the Russell 1000 Index, does not sponsor the Large-Cap Value Equity Fund, and is not affiliated in any way with the Large-Cap Value Equity Fund or with State Street.

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

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government

Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “—Stable Asset Return Fund—Risk Factors.”

Risk Factors. Equity Markets Risk. By investing in the U.S. equity markets, the Large-Cap Value Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Large-Cap Value Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

Risks of Pursuing Value Style of Investing. Different types of equity securities tend to shift into and out of favor with equity market investors depending on market and economic conditions. Because the Fund focuses on equities which are believed to be undervalued, at times it may underperform funds that focus on other types of equities or that have a broader investment style. Value equities may not increase in price as anticipated or may decline if other investors fail to recognize the company’s value, other investors favor investing in faster-growing companies or the factors believed to lead to an increase in price do not occur.

Risks of Foreign Investing. Investments by the Large-Cap Value Equity Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

Risks of Investment in Derivative Instruments. The Large-Cap Value Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “—Derivative Instruments.”

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

Strategy. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization companies which, for purposes of management of the Fund, are considered to be those with market capitalizations greater than $1 billion at the time of purchase that are believed to have strong earnings growth potential. As of December 31, 2007, the weighted average market capitalization of the companies in which the Fund was then invested was $58.8 billion. The Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Fund (approximately 33 1/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average growth orientation. The Russell 1000 Index is comprised of the 1,000 companies in the Russell 3000 Index with the largest market capitalization. The remainder of the Fund is actively managed. The Fund may invest a portion of its assets in convertible securities. Convertible securities, which include convertible debt instruments and many preferred stocks, contain both debt and equity features. Convertible securities may provide some protection when stock prices generally decline, but may experience less appreciation in value when stock prices generally increase. Frank Russell & Company, which maintains the Russell 1000 Index, does not sponsor the Large-Cap Growth Equity Fund, and is not affiliated in any way with the Large-Cap Growth Equity Fund or with State Street.

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

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objectives. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “—Stable Asset Return Fund— Risk Factors.”

Risk Factors. Equity Markets Risk. By investing in the U.S. equity markets, the Large-Cap Growth Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Large-Cap Growth Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

Risks of Pursuing Growth Style of Investing. Different types of equity securities tend to shift into and out of favor with equity market investors depending on market and economic conditions. Because the Fund focuses on equities which are believed to have a higher than average rate of growth, at times the Fund may underperform funds that focus on other types of equities or that have a broader investment style. Growth equities may not increase in price as anticipated or may decline in price if the company’s growth does not meet expectations, other investors favor investing in more value-oriented or lower-priced companies or the factors believed to sustain a high growth rate do not occur.

Risks of Foreign Investing. Investments by the Large-Cap Growth Equity Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

Risks of Investment in Derivative Instruments. The Large-Cap Growth Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “—Derivative Instruments.”

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

Equity Markets Risk. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Index Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial fluctuations, in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

Risks Associated with Index Investing. Companies with smaller capitalizations included in the Russell indices may have limited product lines, markets or financial resources, or may be dependent upon a small management group. Therefore, their securities may be subject to more abrupt or erratic market movements than larger, more established companies, both because their securities are typically traded in lower volume and because the issuers are typically subject to a greater degree of changes in their earnings and prospects.

Tracking Error Risk. Deviation of the performance of the Index Equity Fund from the performance of Russell 3000 Index (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the Russell 3000 Index or the manner in which the performance of the Russell 3000 Index is calculated.

Risks of Investment in Derivative Instruments. The Index Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “—Derivative Instruments.”

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

Strategy. The Mid-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in equity securities of mid-capitalization companies which, for purposes of management of the Fund, are considered to be those with market capitalizations of between $1 billion and $12 billion at the time of investment. The Fund seeks to achieve growth of capital through investing primarily in common stocks of medium-sized companies believed to be attractively priced relative to their future earnings power. The Fund seeks to emphasize sectors and securities State Street and the Fund’s Investment Advisor consider undervalued.

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

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “—Stable Asset Return Fund— Risk Factors.”

Risk Factors. Equity Markets Risk. By investing in the U.S. equity markets, the Mid-Cap Value Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Mid-Cap Value Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

Risk of Pursuing Value Style of Investing. Different types of equity securities tend to shift into and out of favor with equity market investors depending on market and economic conditions. Because the Fund focuses on equities which are believed to be undervalued, at times it may underperform funds that focus on other types of equities or that have a broader investment style. Value equities may not increase in price as anticipated or may decline if other investors fail to recognize the company’s value, other investors favor investing in faster-growing companies or the factors believed to lead to an increase in price do not occur.

Risk of Investing in Medium-Sized and Smaller Companies. Typically, investments in medium-sized and smaller companies have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sectors. Consistent earnings for such companies may not be as likely as they would be for more established companies. These companies may not have adequate resources to react optimally to change or to exploit opportunities. Smaller companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of smaller companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies that have recently made an initial public offering may be perceived by the market as unproven.

Risks of Foreign Investing. Investments by the Mid-Cap Value Equity Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

Risks of Investment in Derivative Instruments. The Mid-Cap Value Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “—Derivative Instruments.”

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

Strategy. The Mid-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of mid-capitalization companies which, for purposes of management of the Fund, are considered to be those with market capitalizations of between $1 billion and $12 billion at the time of investment that State Street and the Fund’s Investment Advisor believe have strong earnings growth potential. The Fund may invest a portion of its assets in convertible securities. Convertible securities, including convertible debt instruments and many preferred stocks, contain both debt and equity features. Convertible securities may provide some protection when stock prices generally decline, but may experience less appreciation in value when stock prices generally increase.

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

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “—Stable Asset Return Fund—Risk Factors.”

Risk Factors. Equity Markets Risk. By investing in the U.S. equity markets, the Mid-Cap Growth Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Mid-Cap Growth Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

Risk of Pursuing Growth Style of Investing. Different types of equity securities tend to shift into and out of favor with equity market investors depending on market and economic conditions. Because the Fund focuses on equities which are believed to have a higher than average rate of growth, at times it may underperform funds that focus on other types of equities or that have a broader investment style. Growth equities may not increase in price as anticipated or may decline in price if the company’s growth does not meet expectations, other investors favor investing in more value-oriented or lower-priced companies or the factors believed to sustain a high growth rate do not occur.

Risk of Investing in Medium-Sized and Smaller Companies. Typically, investments in medium-sized and smaller companies have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector. Therefore, consistent earnings for such companies may not be as likely as they would be for more established companies. The smaller companies may not have adequate resources to react optimally to change or to exploit opportunities. Smaller companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of smaller companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies that have recently made an initial public offering may be perceived by the market as unproven.

Risks of Foreign Investing. Investments by the Mid-Cap Growth Equity Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

Risks of Investment in Derivative Instruments. The Mid-Cap Growth Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “—Derivative Instruments.”

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

Strategy. The Small-Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in equity securities of smaller-capitalization companies. Smaller-cap companies, for purposes of management of the Fund, are considered to be those with market capitalizations of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Fund may also invest in newly issued securities and securities of seasoned, established companies that appear to have unusual value or appreciation potential. Industry diversification is not an objective of the Small-Cap Equity Fund and the Fund may, at times, be less diversified than the other Funds. A portion of the Fund is invested to replicate the Russell 2000 Index. The Russell 2000 Index is comprised of the 2,000 companies in the Russell 3000 Index with the smallest market capitalization. The remainder of the Fund is actively managed. Frank Russell & Company, which maintains the Russell 2000 Index, does not sponsor the Small-Cap Equity Fund, and is not affiliated in any way with the Small-Cap Equity Fund or with State Street.

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

For temporary defensive purposes, the Small-Cap Equity Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other high quality instruments of the types purchased by the Stable Asset Return Fund. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “—Stable Asset Return Fund—Risk Factors.”

Risk Factors. Equity Markets Risk. By investing in the U.S. equity markets, the Small-Cap Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Small-Cap Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, fluctuations in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Risk of Investing in Small Companies. Most of the Fund’s investments will be in securities of small companies, which typically have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector. Therefore, consistent earnings for such companies may not be as likely as they would be for more established companies. The smaller companies may not have adequate resources to react optimally to change or to exploit opportunities. Smaller companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of small companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies that have recently made an initial public offering may be perceived by the market as unproven. The Small-Cap Equity Fund’s focus on appreciation potential will result in an emphasis on securities of companies that may pay little or no dividends and reinvest all or a significant portion of their earnings. The low expected dividend level may also contribute to greater than average volatility.

Risks of Foreign Investing. Investments by the Small-Cap Equity Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

Risks of Investment in Derivative Instruments. The Small-Cap Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “—Derivative Instruments.”

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

The International Equity Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. As of December 31, 2007, the International Equity Fund was invested in securities of issuers domiciled in approximately 30 countries. It may invest in countries throughout the world. Under exceptional economic or market conditions abroad, the International Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under “—Stable Asset Return Fund.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “—Stable Asset Return Fund—Risk Factors.”

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

Risk Factors. Equity Markets Risk. The Fund’s share price can fall because of weakness in one or more of its primary equity markets, a particular industry, or specific holdings. Equity markets can decline for many reasons, including adverse political or economic developments, changes in investor psychology, or heavy institutional selling. The prospects for an industry or company may deteriorate because of a variety of factors, including disappointing earnings or changes in the competitive environment. In addition, the investment assessment of companies held in the Fund may prove incorrect, resulting in losses or poor performance even in rising markets.

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

The economies of some of the countries in which the Fund may invest may rely heavily on particular industries and be more vulnerable to the ebb and flow of international trade, trade barriers and other protectionist or retaliatory measures. Some countries have legacies of hyperinflation and currency devaluations versus the U.S. dollar, particularly Russia, many Latin American nations and several Asian countries. Investments in countries that have recently begun moving away from central planning and state-owned industries toward free markets should be regarded as speculative.

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

The International Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “—Derivative Instruments.”

Restriction on Transfer into Fund. The International Equity Fund restricts a participant’s ability to make more than one transfer into the Fund within any 45 calendar day period.

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

PIA is an investment management firm serving primarily corporate, public and endowment/foundation markets. Founded in 2002, PIA, a limited partnership owned by Glenmede Trust Company and Glenmede’s former international investment management team, is focused solely on international equities. PIA’s principal place of business is 1650 Market Street, One Liberty Place, Suite 1400,

Philadelphia, Pennsylvania 19103. As of December 31, 2007, PIA had approximately $10.7 billion in assets under its management.

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

The Funds, as well as the Retirement Date Funds, that invest in fixed income securities may also purchase such securities for future delivery on a “to be announced” or “TBA” basis where the price and coupon are determined at the time of purchase but the collateral for such securities is not determined until immediately before the securities are delivered. Investing in TBA securities carries risks similar to investing in “when-issued” securities. See “—Stable Asset Return Fund—Risk Factors”, “—Intermediate Bond Fund—Risk Factors” and “—Balanced Fund—Risk Factors.”

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

Valuation of Units. The following discussion relates to all the Funds other than the Stable Asset Return Fund: An investor’s interest in a Fund is represented by the value of the Units credited to the investor’s account for that Fund. The number of Units purchased with a contribution or transfer or allocation of assets to a Fund is the quotient of the amount so allocated to the Fund divided by the per Unit value of the Fund calculated as of the end of the regular trading session of the New York Stock Exchange on the Business Day the contribution is credited to the Fund by State Street Bank (normally, 4:00 p.m. Eastern time). The Units themselves are not traded on the New York Stock Exchange or any other exchange. Once a number of Units has been credited to an investor’s account, this number will not vary because of any subsequent fluctuation in the Unit value. The value of each Unit, however, will fluctuate with the investment experience of the particular Fund, which reflects the investment income and realized and unrealized capital gains and losses of that Fund. Unit values for the Funds are determined as of the close of the regular trading session of the New York Stock Exchange on each Business Day. The Unit value for each Fund is the value of all assets of the Fund, less all liabilities of the Fund, divided by the number of outstanding Units of the Fund prior to adjustment for any contributions, transfers or withdrawals with respect to the Fund. State Street has delegated to State Street Bank the responsibility to determine the value of each Fund based on the market value of each Fund’s portfolio of securities. Consistent with the SEC’s rules applicable to the periodic determination of the net asset value of redeemable securities, in the determination of Unit values for the Funds, State Street Bank reflects changes in holdings of portfolio securities no later than the first Business Day following the trade date.

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

For a discussion of the valuation of Units in the Stable Asset Return Fund, see “—Stable Asset Return Fund—Valuation of Units.”

Transfers. Transfers to and withdrawals from any of the Funds, as well as transfers to and withdrawals from the Self-Managed Brokerage Accounts and the Retirement Date Funds, will be effective on the day instructions are received if such instructions are received on a Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the investment options, and special restrictions on transfers in some cases, see “—Transfers Between Investment Options and Withdrawals.”

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

Foreign Currency Exchange Contracts. All of the Funds that may invest in securities denominated in foreign currencies may enter into forward foreign currency exchange contracts to hedge against the U.S. dollar price of the security. In addition, the International Equity Fund may sell or buy a particular foreign currency (or another currency that acts as a proxy for that currency) when the Investment Advisor believes that the currency of a particular foreign country may move substantially against another currency. A forward foreign currency exchange contract involves an obligation to purchase or sell a specific amount of a specific currency at a future date, which may be any fixed number of days from the date of the contract agreed upon by the parties, at a price set at the time of the contract. A Fund can use such contracts to reduce its exposure to changes in the value of the currency it will deliver and increase its exposure to changes in the value of the currency into which it will be exchanged. The effect on the value of a Fund is similar to selling securities denominated in one currency and purchasing securities denominated in another. U.S. dollar-denominated American Depositary Receipts (known as “ADRs”), which are issued by domestic banks and are traded in the United States on exchanges or over-the-counter, are available with respect to many foreign securities. ADRs do not lessen the foreign exchange risk inherent in investment in the securities of foreign issuers; however, by investing in ADRs rather than directly in the foreign issuers’ stock, a Fund can avoid currency risks during the settlement period for purchases or sales without having to engage in separate foreign currency hedging transactions.

Options. The purchase and writing of options involve risks. During the option period, a writer of a covered call option gives up, in return for the premium on the option, the opportunity to profit from a price increase in the underlying security above the exercise price but retains, as long as its obligations as a writer continues, the risk of loss should the price of the underlying security decline. The writer of an option traded on an option exchange in the United States has no control over the time when it may be required to fulfill the writer’s obligation. Once an option writer has received an exercise notice, it cannot effect a closing purchase transaction in order to terminate its obligation under the option and must deliver the underlying securities at the exercise price. The writer of an uncovered option bears the risk of having to purchase the security subject to the option at a price higher than the exercise price of the option. As the price of a security could appreciate substantially, the option writer’s loss could be significant. If a put or call option is not sold when it has remaining value, and if the market price of the underlying security, in the case of a put, remains equal to or greater than the exercise price or, in the case of a call, remains less than or equal to the exercise price, the investor will lose its entire investment in the option. Also, when a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. Furthermore, there can be no assurance that a liquid market will exist when an investor seeks to close out an option position. If trading restrictions or suspensions are imposed on the options markets, an investor may be unable to close out a position.

Swap Agreements. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows (and sometimes principal amounts) measured by different interest rates, exchange rates, indices or prices, with payments generally calculated by reference to a principal (“notional”) amount or quantity. Swap contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. Because swap agreements are two-party contracts and may have terms of greater than seven days, such agreements may be considered to be illiquid. Moreover, an investor bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. The swaps market is a relatively new market and is largely unregulated by the United States or any foreign governmental authority, and it is possible that developments in the swaps market, including potential government regulation, could adversely affect an investor’s ability to terminate existing swap agreements or to realize amounts to be received under these agreements.

Futures and Futures Options. There are several risks associated with the use of futures and futures options. Futures and options contracts may not always be successful hedges and their prices can be highly volatile. Using these contracts could lower a fund’s total return and the potential loss from their use can exceed a fund’s initial investment in these contracts. There can be no guarantee that there will be a correlation between price movements in the hedging vehicle and in the portfolio securities being hedged. An incorrect correlation could result in a loss on both the hedged securities and the hedging vehicle so that the portfolio return might have been greater had hedging not been attempted. There can be no assurance that a liquid market will exist at a time when an investor seeks to close out a futures contract or a futures option position. Most futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single day; once the daily limit has been reached on a particular contract, no trades may be made that day at a price beyond that limit. In addition, some of these instruments are relatively new and without significant trading history. As a result, there is no assurance that an active secondary market will develop or continue to exist. Lack of a liquid market for any reason may prevent an investor from liquidating an unfavorable position even though the investor would remain obligated to meet margin requirements until the position is closed.

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

Risk Factors. Equity Markets Risk. To the extent invested in the equity markets, the Retirement Date Funds are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For risk factors associated with investing in these securities, see “—International Equity Fund—Risk Factors,” “—Small-Cap Equity Fund—Risk Factors,” “—Mid-Cap Value Equity Fund—Risk Factors” and “—Mid-Cap Growth Equity Fund—Risk Factors.” The Unit prices of the Retirement Date Funds to the extent so invested in the equity markets will fluctuate, and the holders of Units in the Retirement Date Funds should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

Interest Rate Risk Applicable to Investment in Fixed-Income Securities. The Retirement Date Funds, to the extent invested in longer-term fixed income securities, are subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Retirement Date Funds. A change in the level of interest rates will tend to cause the net asset value per Unit of the Retirement Date Fund to change. If such interest rate changes are sustained over time, the yield of the Retirement Date Funds will fluctuate accordingly.

Risks of U.S. TIPS. The Retirement Date Funds are also subject to interest rate risk to the extent invested in U.S. TIPS. Generally, when interest rates rise, the value of inflation-indexed securities will fall, although not necessarily as significantly as other longer-term bonds. U.S. TIPS are also subject to deflation risk. Deflation risk is the possibility that prices throughout the economy decline over time—the opposite of inflation. If inflation is negative, the principal and income of an inflation-protected bond will decline and could result in losses. The greatest risk for Retirement Date Funds investing in U.S. TIPS occurs when interest rates rise and inflation declines.

Credit Risk Applicable to Investment in Fixed-Income Securities. Fixed-income securities, including corporate bonds, also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Retirement Date Funds invest in securities with medium or lower credit qualities, they are subject to a higher level of credit risk than investments that invest only in investment-grade securities. In addition, the credit quality of noninvestment-grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity.

Risk of Reliance on Industry Research. The Retirement Date Funds are dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest, and other materials prepared by others. There may be limitations on the quality of such information, data, publications, research and ratings, and the Retirement Date Funds’ Investment Advisor generally does not independently verify any of the same. For instance, certain asset-backed securities such as sub-prime CMOs and securities backed by bond insurance that initially received relatively high credit ratings were, in connection with the 2007 credit markets turbulence, subsequently significantly downgraded as the investment community came to realize that there were previously unanticipated risks associated with such securities. There is a risk of loss associated with securities even if initially perceived by the investment community as of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that are often highly complex.

Risks of Emerging Markets Equity Investing. To the extent invested in emerging markets equity securities, the Retirement Date Funds will be subject to the special risks associated with investing in these securities. See “—International Equity Fund—Risk Factors.”

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “—Stable Asset Return Fund—Risk Factors.”

Tracking Error Risk. Deviation of the performance of a Retirement Date Fund from the performance of its related composite benchmark (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Retirement Date Fund or the Retirement Date Fund’s underlying collective investment funds, as well as from the fees and expenses borne by the Retirement Date Fund or such underlying funds. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Retirement Date Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Retirement Date Fund or the Retirement Date Fund’s underlying collective investment funds, changes made in the securities included in the indices underlying the benchmarks or the manner in which the performance of the indices is calculated.

Valuation of Units. The Unit value for each Retirement Date Fund is the value of all assets of the Retirement Date Fund, less all liabilities of the Retirement Date Fund, divided by the number of outstanding Units of the Retirement Date Fund prior to adjustment for any contributions, transfers or withdrawals with respect to the Retirement Date Fund. A recorded message providing per Unit values for the Retirement Date Funds as of the close of business on the previous Business Day is available at (800) 826-8905.

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

STRUCTURED PORTFOLIO SERVICE

Assets contributed to the Program were, until March 20, 2008, eligible to be invested in the Structured Portfolio Service. The Structured Portfolio Service was an investment service that offered three distinct approaches to diversifying investments in the Program by providing the opportunity to select conservative, moderate or aggressive allocations of assets among the Funds described above. As of December 31, 2007, the assets of the Program invested in the Structured Portfolio Service totaled approximately $504 million.

On March 28, 2008, availability of the Structured Portfolio Service was terminated. On that date, State Street transferred all the assets invested in the portfolios of the Structured Portfolio Service to other investment options available under the Program in accordance with directions received from Participants with investments then invested in the portfolios of the Structured Portfolio Service. Any asset not subject to a valid direction to be transferred to another investment option and hence remaining in the portfolios of the Structured Portfolio Service as of March 28, 2008 was transferred to the Funds underlying the portfolios of the Structured Portfolio Service in accordance with such Funds’ respective weightings in such portfolios. Any election to invest contributions in any of the portfolios of the Structured Portfolio Service which was not amended or revoked by a Participant by March 20, 2008 was allocated to such Fund or Retirement Date Fund as was designated by the Participant’s Employer as its default option in the adoption agreement pursuant to which such Employer adopted the Program or any amendment thereto.

Additional information relating to Program assets formerly held in the Structured Portfolio Service may be obtained by writing or calling State Street. See “—Additional Information.”

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

Contributions allocated to the Funds and to any of the Retirement Date Funds are used to purchase Units in the Funds or the Retirement Date Funds at the per Unit values of the Fund or the Retirement Date Funds, calculated as of the close of the regular trading session of the New York Stock Exchange on the Business Day on which the contributions are credited. Contributions may not be made directly to the Self-Managed Brokerage Account.

TRANSFERS BETWEEN INVESTMENT OPTIONS AND WITHDRAWALS

Transfers between investment options may be authorized at any time, subject to the terms and restrictions applicable to each investment option as discussed below under “—Frequent Trading; Restrictions on Transfers.” A specified whole percentage or whole dollar amount or the total investment in an investment option may be transferred. Transfers will be made on the day State Street Bank receives properly authorized instructions from the Investor, provided that these instructions are received not later than 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on a Business Day. Transfer requests received after that time will be made on the next Business Day. Transfers involving Funds or Retirement Date Funds are effected based upon the relative Unit values of the Funds, or Retirement Date Funds, as determined at the close of the regular trading session of the New York Stock Exchange on the effective date of the transfer. There is no fee for transfers between investment options.

Transfer requests may be made by telephone through the Voice Response Unit or a Participant Services Representative or via the Internet Web site. Call State Street Bank at (800) 348-2272 to make telephone transfers. All telephone transfer instructions are recorded. By authorizing telephone transfers, the Investor consents to such recording. State Street Bank will accept telephone transfer instructions from any person who provides the correct identifying information. Consequently, this service may entail additional risks. State Street Bank reserves the right, subject to the approval of ARF, to cancel telephone transfer services at any time without advance notice to Investors. Transfer requests may also be made through the Program’s Internet Web site by accessing http://www.abaretirement.com. The Investor must use the correct identifying information in order to gain access to such Investor’s account through the Internet. Transfers will be effective as of a particular Business Day if confirmed on the Internet no later than 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on that Business Day. Transfers confirmed after that time will be made on the next Business Day. In addition, a “Transfer Between Investment Options” form may be sent to State Street Bank, ABA Retirement Funds program, P.O. Box 5142, Boston, Massachusetts 02206-5142.

Frequent Trading; Restrictions on Transfers. Short-term or other excessive trading into and out of a Fund or Retirement Date Fund may harm its performance by disrupting portfolio management strategies and by increasing expenses. The policy of State Street, as trustee, is to discourage such trading. The International Equity Fund has adopted a specific excessive transfer restriction with respect to an Investor’s ability to make transfers into the International Equity Fund. Under this restriction, Investors may make not more than one transfer into the International Equity Fund within any 45 calendar day period. There are no restrictions on an Investor’s ability to make transfers out of the International Equity Fund on any Business Day. The International Equity Fund has adopted this restriction to reduce potential disruptions to this Fund that could potentially affect its investment performance. An Investor who is unable to make a transfer into the International Equity Fund as a result of this restriction will not achieve the investment results, whether gain or loss, that would have been achieved if the transfer were implemented. The International Equity Fund and its other Investors do not incur any gain or loss as a result of such inability to make a transfer.

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

State Street reserves the right to suspend withdrawals from or transfers to any Fund, any Retirement Date Fund or a Self-Managed Brokerage Account at any time during which any market or stock exchange on which a significant portion of the investments of a Fund, a Retirement Date Fund or a Self-Managed Brokerage Account are quoted is closed or during which dealings thereon are restricted or suspended. In addition, State Street reserves the right to suspend withdrawals or transfers to or from any

Fund or any Retirement Date Fund at any time during which (a) there exists any state of affairs which, in the reasonable opinion of State Street, constitutes an emergency as a result of which disposition of the assets of a Fund or Retirement Date Fund would not be reasonably practicable or would be seriously prejudicial to the holders of Units of a Fund or Retirement Date Fund, (b) there has been a breakdown in the means of communication normally employed in determining the price or value of any of the investments of a Fund or Retirement Date Fund, or of current prices on any stock exchange on which a significant portion of the direct or indirect investments of such Fund or Retirement Date Fund are quoted, or when for any reason the prices or values of any investments owned by such Fund or Retirement Date Fund cannot reasonably be promptly and accurately ascertained, or (c) the transfer of funds involved in the realization or acquisition of any investment cannot, in the reasonable opinion of State Street, be effected at normal rates of exchange. In addition, transfers and withdrawals from the Stable Asset Return Fund may be suspended or limited temporarily if the amount of liquid assets in the Stable Asset Return Fund is insufficient to satisfy all withdrawal or transfer requests.

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

Under the American Bar Association Members Retirement Plan, an Eligible Employer may adopt a SIMPLE 401(k) plan, a profit sharing plan, a money purchase pension plan or a target benefit plan. The Internal Revenue Service has issued an opinion letter dated March 31, 2008 stating that the available forms of the ABA Members Plans are qualified under section 401(a) of the Internal Revenue Code for use by employers for the benefit of their employees.

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

State Street Bank has entered into a master services agreement with State Street pursuant to which State Street Bank provides custodial, participant recordkeeping and related services with respect to the Collective Trust and the Funds. State Street Bank serves as trustee of the Retirement Trust and the Pooled Trust and operates and administers the Retirement Date Funds and makes available the Self-Managed Brokerage Account option as described in this Report.

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

DEDUCTIONS AND FEES

Program Expense Fee

A program expense fee is paid to each of State Street Bank and ARF for their services in connection with the Program, as described under “—State Street and State Street Bank” and “—ABA Retirement Funds,” respectively. For all investment options other than the Self-Managed Brokerage Account, the fee is paid directly from the assets of the Funds and the Retirement Date Funds. State Street does not receive any fees or payments in respect of expenses (including indemnification) from the Collective Trust, the ABA Members Trusts or ARF for services provided in connection with the Program, inasmuch as State Street Bank remains contractually responsible for all services provided by State Street. However, State Street is entitled to payment for such services from State Street Bank.

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

This program expense fee is accrued daily and paid monthly based on the level of assets in the Program as of the end of the last Business Day of the preceding month. The Funds and Retirement Date Funds bear their respective portions of this program expense fee pro rata based on their respective net asset values as of the time of calculation thereof. The agreement between ARF and State Street Bank contains certain service standards applicable to the performance of recordkeeping services by State Street Bank and imposes penalties that reduce this program expense fee if such service standards are not met. No service penalties were imposed for the year ended December 31, 2007.

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

This program expense fee is accrued daily and is paid to ARF monthly based on the level of assets in the Program as of the end of the last Business Day of the preceding month. The Funds and Retirement Date Funds bear their respective portions of this program expense fee pro rata based on their respective net asset values as of the time of calculation thereof. The fee schedule set forth above may be increased only by written notification of such increase to all Employers, and shall become effective after a minimum of 60 days from such notice.

The program expense fee paid to ARF for the year ended December 31, 2007 was $1,739,368.

Trust, Management and Administration Fees

A fee is paid to State Street Bank for its management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the assets of the Funds and the Retirement Date Funds. The Funds and Retirement Date Funds bear their respective portions of this program expense fee pro rata based on their respective net asset values as of the time of calculation thereof. The trust, management and administration fees attributable to the portion of the Balanced Fund invested in the Intermediate Bond Fund are accrued and paid from the Intermediate Bond Fund, not from such portion of the Balanced Fund. This fee is payable at the following annual rates on the following aggregate values of assets:

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

Retirement Date Funds Fee

A fee is also paid to State Street Bank for the investment management services it performs relating to the assets in the Retirement Date Funds. These services include monitoring appropriate asset allocations at various time periods to target date and selection of investment vehicles by which to gain exposure to desired allocations. This fee is at the annual rate of .10% of the assets of the Retirement Date Funds and is accrued on a daily basis and paid monthly from the assets of the respective Retirement Date Funds. The Retirement Date Funds bear their respective portions of this fee pro rata based on their respective net asset values as of the time of calculation thereof. The fee paid to State Street Bank for Retirement Date Fund management for the year ended December 31, 2007 was $127,724.

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

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the year ended December 31, 2007, these expenses totaled $3,765,000, which includes $199,525 that was paid by the Collective Trust to Ennis Knupp & Associates for certain investment consulting services. ARF has retained Ennis Knupp & Associates to provide it, as well as State Street and State Street Bank, various investment consulting services, including providing recommendations with respect to the investment options offered under the Program and analyses of the performance of the Funds’ Investment Advisors. A fee in the amount of $19,650 for the registration of $500 million of Units with the Securities and Exchange Commission was paid in March 2008 and will be an operational cost. These operational costs will be allocated to all of the Funds and the Retirement Date Funds based on net asset value and will be accrued over the year ending December 31, 2008. For purposes of this allocation, assets of the Balanced Fund invested through the Intermediate Bond Fund are included only under the Intermediate Bond Fund and not under the Balanced Fund.

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

Advisor	Approximate Assets as of December 31, 2007 (in millions)(1)
AllianceBernstein L.P.(2)
Large-Cap Value Equity Fund	$320
Capital Guardian Trust Company
Balanced Fund	249
Large-Cap Growth Equity Fund	220
JPMorgan Asset Management (UK) Limited
International Equity Fund	154
Pacific Investment Management Company LLC
Balanced Fund	164
Intermediate Bond Fund	320
Philadelphia International Advisors, LP
International Equity Fund	155
Smith Asset Management Group, L.P.
Small-Cap Equity Fund	108
T. Rowe Price Associates, Inc.
Large-Cap Value Equity Fund	264
Turner Investment Partners
Mid-Cap Growth Equity Fund	131
Wellington Management Company, LLP
Mid-Cap Value Equity Fund	89
Small-Cap Equity Fund	153

(1)	The table is based on the approximate assets of the Program on December 31, 2007 (other than the Retirement Date Funds).
(2)	Acting through its Bernstein Investment Research and Management Unit.

Each Employer, by electing to participate in the Program, agrees to the fees payable to State Street Bank, for itself and for further payment to State Street, and ARF as described in this Report and that such fees are reasonable compensation for the services performed by State Street Bank, State Street and ARF, respectively, for the Program.

ITEM 1A.	Risk Factors.

The risk factors that pertain to investment in the Units of each Fund and each Retirement Date Fund are described in detail in the description of such Fund or Retirement Date Fund included in this Report. Following are some of the general risks of investing in the Funds and Retirement Date Funds.

Equity Market Risks. The Funds and Retirement Date Funds, to the extent invested in the equity markets, are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The value of the Funds and Retirement Date Funds, to the extent so invested in the equity markets, will fluctuate, and the holders of Units should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

Risks of Investing in Equity Securities of Non-U.S. Companies and Smaller Companies. Investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For instance, smaller companies may be impacted by economic conditions more severely than larger companies. Risks of investing in foreign securities include those relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations.

Risks of Pursuing Certain Styles of Investment. Certain Funds, in addition to the more general risks associated with equity investing, are subject to the more particular risks associated with investing in value stocks or growth stocks, as different types of stocks tend to shift into and out of favor depending on market and economic conditions.

Interest Rate Risk Applicable to Investment in Fixed-Income Securities. The Funds and the Retirement Date Funds, to the extent invested in fixed-income securities, are subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tends to rise. On the other hand, if prevailing interest rates rise, the market value of such fixed-income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the value of the Funds and Retirement Date Funds. A change in the level of interest rates will tend to cause the net asset value of the Fund or Retirement Date Fund to change. If such interest rate changes are sustained over time, the yield of the Fund or Retirement Date Fund will fluctuate accordingly.

Credit Risk Applicable to Investment in Fixed-Income Securities, Including those of Lower Credit Quality. Fixed-income securities, including corporate bonds, are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Funds and the Retirement Date Funds invest in securities with medium or lower credit quality, they are subject to a higher level of credit risk than investments in investment-grade securities. In addition, the credit quality of non investment-grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity and the value of the Funds and Retirement Date Funds will reflect this volatility.

Risk of Reliance on Industry Research. Certain Funds are dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities, and other materials prepared by others. There may be limitations on the quality of such information, data, publications, research and ratings, and the Fund’s Investment Advisor generally does not independently verify any of the same. For instance, certain asset-backed securities such as sub-prime collateralized mortgage obligations and securities backed by bond insurance that initially received relatively high credit ratings were, in connection with recent credit markets turbulence, subsequently significantly downgraded as the investment community came to realize that there were previously unidentified risks associated with such securities. There is a risk of loss associated with securities even if initially perceived by the investment community as of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that are often highly complex.

The Collective Trust, Funds and Retirement Date Funds are not Regulated Investment Companies. The Collective Trust, Funds and Retirement Date Funds are not registered as investment companies under the Investment Company Act and, therefore, are not subject to compliance with the requirements of that Act. Consequently, investors do not have the protections and rights afforded by the Investment Company Act. For example, under the Investment Company Act, a mutual fund is required to provide shareholders with voting rights with respect to a variety of matters, including the election of the mutual fund’s directors or trustees, the approval of the fund’s contracts with its investment advisors and the approval of changes to the mutual fund’s fundamental investment policies. Under the Collective Trust, investors have no voting rights with respect to the selection of State Street as trustee, the selection of the Funds’ Investment Advisors or changes to any investment policy of a Fund and the Retirement Date Funds. In addition, the Funds and the Retirement Date Funds are not subject to the reporting requirements of the Investment Company Act and the operations of the Funds and the Retirement Date Funds are not subject to inspection by the Securities and Exchange Commission under the Investment Company Act.

A court might determine that the assets of a Fund or Retirement Date Fund are available to satisfy the obligations of other Funds or Retirement Date Funds. The Collective Trust’s Declaration of Trust provides that any creditor of, or other person having any claim of any type against, a Fund or Retirement Date Fund, may look only to the assets of such Fund or Retirement Date Fund for payment of obligations of such Fund or Retirement Date Fund, and no Fund or Retirement Date Fund shall be liable for the obligations of any other Fund or Retirement Date Fund. The enforceability of these provisions has never been tested, and the Collective Trust believes that, under New Hampshire law, the Funds and the Retirement Date Funds have no separate legal existence and exist only as sub-trusts of the Collective Trust. Moreover, neither ERISA nor the laws of the State of New Hampshire, under which the Collective Trust is organized, have any specific statutory provision deeming assets of one sub-trust created under a trust to be unavailable to creditors of other sub-trusts so created. In the unlikely event that a particular Fund or Retirement Date Fund were not to have sufficient net assets with which to satisfy its obligations, it is possible that a court could determine that the assets of the other Funds and Retirement Date Funds could be available to satisfy those obligations.

For a discussion of the risk factors applicable to investment in the Units of the respective Funds, please refer to page 5 (Stable Asset Return Fund), page 10 (Intermediate Bond Fund), page 13 (Balanced Fund), page 17 (Large-Cap Value Equity Fund), page 19 (Large-Cap Growth Equity Fund), page 21 (Index Equity Fund), page 24 (Mid-Cap Value Equity Fund), page 26 (Mid-Cap Growth Equity Fund), page 28 (Small-Cap Equity Fund) and page 31 (International Equity Fund) in Item 1, “Business—Description of Investment Options.” For a discussion of the risk factors applicable to investment in the Units of the respective Retirement Date Funds, please refer to page 44 in Item 1, “Business—Retirement Date Funds.”

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

(a) Market Information.

Units of beneficial interest in the Funds and the Retirement Date Funds are not transferable and, therefore, are not traded on any market. Participants in certain employer plans receive distributions of benefits upon retirement or disability, or upon termination of employment with a vested benefit. A participant may withdraw from the plans the contributions and earnings thereon at any age, subject to the withdrawal restrictions applicable therein. Participants in the individually designed plans receive distributions based upon the terms and provisions of the respective employer plan. Prior to distribution, assets in the various plans may be transferred among the Funds and the Retirement Date Funds, subject to the restrictions that apply to each Fund or Retirement Date Fund, by the person or entity vested with the responsibility for determining the investment allocation of the assets of the plan.

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

(c) Dividends.

Income or gains on contributions are automatically reinvested in the respective Funds or Retirement Date Funds.

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

Stable Asset Return Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$1.03	$.98	$1.18	$1.45	$1.59
Expenses†	(.14)	(.14)	(.16)	(.17)	(.18)

Net investment income (loss)	.89	.84	1.02	1.28	1.41
Distributions of net investment income	$—	—	—	—	—

Net increase (decrease) in unit value	$.89	$.84	$1.02	$1.28	$1.41
Net asset value at beginning of period	27.83	28.72	29.56	30.58	31.86

Net asset value at end of period	$28.72	$29.56	$30.58	$31.86	$33.27

Ratio of expenses to average net assets†	.51%	.50%	.52%	.57%	.54%
Ratio of net investment income (loss) to average net assets	3.14%	2.88%	3.42%	4.07%	4.35%
Total return	3.20%	2.92%	3.45%	4.19%	4.43%
Net assets at end of period (in thousands)	$882,346	$864,330	$870,500	$845,842	$878,342

Intermediate Bond Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.67	$.46	$.81	$.96	$1.06
Expenses*	(.14)	(.14)	(.15)	(.16)	(.16)

Net investment income (loss)	.53	.32	.66	.80	0.90
Net realized and unrealized gain (loss)	.23	.40	(.29)	(.08)	0.69

Net increase (decrease) in unit value	.76	.72	.37	.72	1.59
Net asset value at beginning of period	17.31	18.07	18.79	19.16	19.88

Net asset value at end of period	$18.07	$18.79	$19.16	$19.88	$21.47

Ratio of expenses to average net assets*	.80%	.78%	.79%	.84%	.81%
Ratio of net investment income (loss) to average net assets	2.97%	1.71%	3.48%	4.14%	4.42%
Portfolio turnover**	441%	453%	458%	389%	489%
Total return	4.39%	3.98%	1.97%	3.76%	8.00%
Net assets at end of period (in thousands)	$236,011	$441,709	$454,045	$457,719	$484,362

†	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
*	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets.
**	Portfolio turnover reflects the portfolio turnover of the collective trust in which the Fund invests a portion of its assets.

Balanced Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$1.60	$1.25	$.71	$.84	$0.96
Expenses†	(.47)	(.42)	(.36)	(.43)	(.45)

Net investment income (loss)	1.13	.83	.35	.41	.51
Net realized and unrealized gain (loss)	13.21	4.37	3.50	5.82	1.89

Net increase (decrease) in unit value	14.34	5.20	3.85	6.23	2.40
Net asset value at beginning of period	57.63	71.97	77.17	81.02	87.25

Net asset value at end of period	$71.97	$77.17	$81.02	$87.25	$89.65

Ratio of expenses to average net assets†	.74%	.58%	.46%	.51%	.50%
Ratio of net investment income (loss) to average net assets	1.77%	1.13%	.46%	.49%	.57%
Portfolio turnover††	122%	47%	22%	18%	24%
Total return	24.88%	7.23%	4.99%	7.69%	2.75%
Net assets at end of period (in thousands)	$457,861	$475,941	$468,940	$447,405	$413,332

Large-Cap Value Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.49	$.59	$.63	$.78	$.93
Expenses*	(.19)	(.22)	(.25)	(.30)	(.33)

Net investment income (loss)	.30	.37	.38	.48	.60
Net realized and unrealized gain (loss)	6.48	4.11	1.83	7.44 (a)	(1.64)

Net increase (decrease) in unit value	6.78	4.48	2.21	7.92	(1.04)
Net asset value at beginning of period	22.88	29.66	34.14	36.35	44.27

Net asset value at end of period	$29.66	$34.14	$36.35	$44.27	$43.23

Ratio of expenses to average net assets*	.74%	.71%	.72%	.76%	.72%
Ratio of net investment income (loss) to average net assets	1.20%	1.18%	1.08%	1.20%	1.32%
Portfolio turnover**	32%	24%	20%	19%	22%
Total return	29.63%	15.10%	6.47%	21.79%	(2.35)%
Net assets at end of period (in thousands)	$286,104	$360,090	$382,772	$457,267	$420,681

†	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets and, with respect to periods commencing on or after July 1, 2004, does not include expenses relating to the Intermediate Bond Fund in which the Fund invests a portion of its assets.
††	With respect to the portion of the Fund’s assets invested in a collective investment fund since July 1, 2004, portfolio turnover reflects purchases and sales of such collective investment fund rather than turnover of the underlying portfolio of such collective investment fund.
*	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
**	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the separately managed portion of the Fund was 27% for the year ended December 31, 2007 and the unaudited portfolio turnover of the collective investment fund was 28% for the same period.
(a)	Net of payment made by the Program’s record keeper, an affiliate who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.

Large-Cap Growth Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.32	$.41	$.37	$.44	$.48
Expenses†	(.26)	(.30)	(.33)	(.39)	(.42)

Net investment income (loss)	.06	.11	.04	.05	.06
Net realized and unrealized gain (loss)	10.21	2.55	3.11	4.14	3.96

Net increase (decrease) in unit value	10.27	2.66	3.15	4.19	4.02
Net asset value at beginning of period	33.25	43.52	46.18	49.33	53.52

Net asset value at end of period	$43.52	$46.18	$49.33	$53.52	$57.54

Ratio of expenses to average net assets†	.69%	.68%	.71%	.77%	.74%
Ratio of net investment income (loss) to average net assets	.14%	.27%	.10%	.10%	.10%
Portfolio turnover††	25%	43%	36%	53%	43%
Total return	30.89%	6.11%	6.82%	8.49%	7.51%
Net assets at end of period (in thousands)	$840,093	$831,190	$789,626	$754,275	$717,537

Index Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.00 *	$.00 *	$.00 *	$.00 *	$.01 *
Expenses**	(.12)	(.14)	(.16)	(.19)	(.21)

Net investment income (loss)	(.12)	(.14)	(.16)	(.19)	(.20)
Net realized and unrealized gain (loss)	6.42	3.23	1.87	5.00 (a)	1.93

Net increase (decrease) in unit value	6.30	3.09	1.71	4.81	1.73
Net asset value at beginning of period	20.81	27.11	30.20	31.91	36.72

Net asset value at end of period	$27.11	$30.20	$31.91	$36.72	$38.45

Ratio of expenses to average net assets**	.51%	.50%	.52%	.57%	.54%
Ratio of net investment income (loss) to average net assets	(.50)%	(.49)%	(.51)%	(.56)%	(.52)%
Portfolio turnover***	7%	7%	7%	6%	6%
Total return	30.27%	11.40%	5.66%	15.07%	4.71%
Net assets at end of period (in thousands)	$318,880	$382,172	$402,702	$437,011	$438,803

†	Expenses include only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the separately managed portion of the portfolio was 63% for the year ended December 31, 2007 and the unaudited portfolio turnover of the collective investment fund was 42% for the same period.
*	Amounts less than $.005 per unit are rounded to zero.
**	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests its assets.
***	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the collective investment fund was 24% for the year ended December 31, 2007.
(a)	Net of payment made by the Program’s record keeper, an affiliate who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.

Mid-Cap Value Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.14	$.17	$.23	$.23	$.26
Expenses†	(.14)	(.15)	(.16)	(.18)	(.21)

Net investment income (loss)	—	.02	.07	.05	.05
Net realized and unrealized gain (loss)	2.98	1.59	.38	1.77	.28

Net increase (decrease) in unit value	2.98	1.61	.45	1.82	.33
Net asset value at beginning of period	9.78	12.76	14.37	14.82	16.64

Net asset value at end of period	$12.76	$14.37	$14.82	$16.64	$16.97

Ratio of expenses to average net assets††	1.22%	1.12%	1.10%	1.16%	1.17%
Ratio of net investment income (loss) to average net assets	.02%	.18%	.47%	.37%	.25%
Portfolio turnover	14%	13%	32%	131%	63%
Total return	30.47%	12.62%	3.13%	12.28%	1.98%
Net assets at end of period (in thousands)	$31,192	$53,363	$66,141	$75,543	$88,720

Mid-Cap Growth Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.05	$.06	$.12	$.20	$.15
Expenses*	(.17)	(.19)	(.22)	(.26)	(.29)

Net investment income (loss)	(.12)	(.13)	(.10)	(.06)	(.14)
Net realized and unrealized gain (loss)	5.68	2.06	2.29	1.52	5.77

Net increase (decrease) in unit value	5.56	1.93	2.19	1.46	5.63
Net asset value at beginning of period	11.37	16.93	18.86	21.05	22.51

Net asset value at end of period	$16.93	$18.86	$21.05	$22.51	$28.14

Ratio of expenses to average net assets*	1.16%	1.14%	1.16%	1.19%	1.15%
Ratio of net investment income (loss) to average net assets	(.81)%	(.77)%	(.56)%	(.30)%	(.57)%
Portfolio turnover	130%	169%	156%	160%	138%
Total return	48.90%	11.40%	11.61%	6.94%	25.01%
Net assets at end of period (in thousands)	$47,352	$66,851	$91,040	$104,509	$130,916

†	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
*	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.

Small-Cap Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.39	$.50	$.50	$.55	$.68
Expenses†	(.47)	(.54)	(.70)	(.87)	(.95)

Net investment income (loss)	(.08)	(.04)	(.20)	(.32)	(.27)
Net realized and unrealized gain (loss)	16.74	4.50	4.20	6.09 (a)	.38

Net increase (decrease) in unit value	16.66	4.46	4.00	5.77	.11
Net asset value at beginning of period	42.88	59.54	64.00	68.00	73.77

Net asset value at end of period	$59.54	$64.00	$68.00	$73.77	$73.88

Ratio of expenses to average net assets	.94%	.92%	1.10%	1.22%	1.24%
Ratio of net investment income (loss) to average net assets†	(.16)%	(.08)%	(.32)%	(.45)%	(.36)%
Portfolio turnover††	46%	104%	103%	79%	100%
Total return	38.85%	7.49%	6.25%	8.49%	.15%
Net assets at end of period (in thousands)	$314,696	$320,034	$314,753	$303,784	$266,489

International Equity Fund:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$.37	$.51	$.59	$.79	$1.06
Expenses*	(.15)	(.21)	(.25)	(.32)	(.36)

Net investment income (loss)	.22	.30	.34	.47	.70
Net realized and unrealized gain (loss)	4.30	3.35	2.64	5.84	2.07

Net increase (decrease) in unit value	4.52	3.65	2.98	6.31	2.77
Net asset value at beginning of period	13.70	18.22	21.87	24.85	31.16

Net asset value at end of period	$18.22	$21.87	$24.85	$31.16	$33.93

Ratio of expenses to average net assets(*)(**)	1.01%	1.10%	1.11%	1.14%	1.08%
Ratio of net investment income (loss) to average net assets	1.51%	1.59%	1.50%	1.69%	2.12%
Portfolio turnover***	144%	25%	35%	30%	30%
Total return	32.99%	20.03%	13.63%	25.39%	8.89%
Net assets at end of period (in thousands)	$115,366	$158,714	$202,106	$273,525	$309,162

†	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets.
††	With respect to the portion of the Fund’s assets invested in a collective investment fund since July 1, 2005, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the separately managed portions of the Fund was 88% for the year ended December 31, 2007 and the unaudited portfolio turnover of the collective investment fund was 32% for the same period.
(a)	Net of payment made by the Program’s record keeper, an affiliate who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.
*	Expenses includes only those expenses charged directly to the Fund. For periods commencing April 1, 2003, net expenses does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets and for periods ended on or before March 31, 2003, expenses does not include expenses relating to the registered investment company in which the Fund then invested a portion of its assets.
**	Through March 31, 2003, expenses reflects a reduction in the Program Expense Fee payable to State Street Bank and an administrative service credit from the T. Rowe Price International Stock Fund. If the fees had not been reduced and the credit had not been made, the annualized ratio of expenses to average net assets would have been 1.02% for the year ended December 31, 2003.
***	Through March 31, 2003, portfolio turnover reflects purchases and sales by the Fund of shares of the registered investment company in which the Fund was then invested rather than portfolio turnover of the underlying portfolio of the registered investment company.

Lifetime Income Retirement Date Fund:

	For the period August 9, 2006(a) to December 31, 2006	Year ended December 31, 2007
Investment income†	$—	$—
Expenses(†)††	(.03)	(.07)

Net investment income (loss)	(.03)	(.07)
Net realized and unrealized gain (loss)	.53	.67

Net increase (decrease) in unit value	.50	.60
Net asset value at beginning of period	10.00	10.50

Net asset value at end of period	$10.50	$11.10

Ratio of expenses to average net assets*††	.69%	.64%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.64)%
Portfolio turnover**†††	72%	21%
Total return**	5.00%	5.71%
Net assets at end of period (in thousands)	$11,432	$18,606

*	Annualized for the period August 9, 2006 to December 31, 2006.
**	Not annualized for the period August 9, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

2010 Retirement Date Fund:

	For the period August 8, 2006(a) to December 31, 2006	Year ended December 31, 2007
Investment income†	$—	$—
Expenses(†)††	(.03)	(.08)

Net investment income (loss)	(.03)	(.08)
Net realized and unrealized gain (loss)	.80	.88

Net increase (decrease) in unit value	.77	.80
Net asset value at beginning of period	12.00	12.77

Net asset value at end of period	$12.77	$13.57

Ratio of expenses to average net assets*††	.69%	.63%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%
Portfolio turnover**†††	21%	18%
Total return**	6.42%	6.26%
Net assets at end of period (in thousands)	$15,765	$38,099

*	Annualized for the period August 8, 2006 to December 31, 2006.
**	Not annualized for the period August 8, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

2020 Retirement Date Fund:

	For the period August 2, 2006(a) to December 31, 2006	Year ended December 31, 2007
Investment income†	$—	$—
Expenses(†)††	(.04)	(.10)

Net investment income (loss)	(.04)	(.10)
Net realized and unrealized gain (loss)	1.36	1.16

Net increase (decrease) in unit value	1.32	1.06
Net asset value at beginning of period	14.00	15.32

Net asset value at end of period	$15.32	$16.38

Ratio of expenses to average net assets*††	.69%	.63%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%
Portfolio turnover**†††	16%	20%
Total return**	9.43%	6.92%
Net assets at end of period (in thousands)	$21,315	$49,077

*	Annualized for the period August 2, 2006 to December 31, 2006.
**	Not annualized for the period August 2, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

2030 Retirement Date Fund:

	For the period August 2, 2006(a) to December 31, 2006	Year ended December 31, 2007
Investment income†	$—	$—
Expenses(†)††	(.05)	(.12)

Net investment income (loss)	(.05)	(.12)
Net realized and unrealized gain (loss)	1.81	1.38

Net increase (decrease) in unit value	1.76	1.26
Net asset value at beginning of period	16.00	17.76

Net asset value at end of period	$17.76	$19.02

Ratio of expenses to average net assets*††	.69%	.63%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%
Portfolio turnover**†††	6%	7%
Total return**	11.00%	7.09%
Net assets at end of period (in thousands)	$15,260	$44,407

*	Annualized for the period August 2, 2006 to December 31, 2006.
**	Not annualized for the period August 2, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

2040 Retirement Date Fund:

	For the period August 3, 2006(a) to December 31, 2006	Year ended December 31, 2007
Investment income†	$—	$—
Expenses(†)††	(.06)	(.13)

Net investment income (loss)	(.06)	(.13)
Net realized and unrealized gain (loss)	2.05	1.62

Net increase (decrease) in unit value	1.99	1.49
Net asset value at beginning of period	18.00	19.99

Net asset value at end of period	$19.99	$21.48

Ratio of expenses to average net assets*††	.69%	.63%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%
Portfolio turnover**†††	8%	14%
Total return**	11.06%	7.45%
Net assets at end of period (in thousands)	$11,894	$28,871

*	Annualized for the period August 3, 2006 to December 31, 2006.
**	Not annualized for the period August 3, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.

Structured Portfolio Service—Conservative Portfolio:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$—	$—	$—	$—	$—
Expenses†	—	—	—	—	—

Net investment income (loss)	—	—	—	—	—
Net realized and unrealized gain (loss)	2.05	1.22	.86	1.70	1.29

Net increase (decrease) in unit value	2.05	1.22	.86	1.70	1.29
Net asset value at beginning of period	16.00	18.05	19.27	20.13	21.83

Net asset value at end of period	$18.05	$19.27	$20.13	$21.83	$23.12

Ratio of expenses to average net assets†	—	—	—	—	—
Ratio of net investment income (loss) to average net assets	—	—	—	—	—
Portfolio turnover*	22%	18%	22%	21%	18%
Total return	12.81%	6.76%	4.46%	8.45%	5.91%
Net assets at end of period (in thousands)	$47,731	$56,063	$63,971	$69,212	$68,147

Structured Portfolio Service—Moderate Portfolio:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$—	$—	$—	$—	$—
Expenses†	—	—	—	—	—

Net investment income (loss)	—	—	—	—	—
Net realized and unrealized gain (loss)	3.15	1.78	1.20	2.57	1.55

Net increase (decrease) in unit value	3.15	1.78	1.20	2.57	1.55
Net asset value at beginning of period	15.65	18.80	20.58	21.78	24.35

Net asset value at end of period	$18.80	$20.58	$21.78	$24.35	$25.90

Ratio of expenses to average net assets†	—	—	—	—	—
Ratio of net investment income (loss) to average net assets	—	—	—	—	—
Portfolio turnover*	17%	12%	20%	16%	15%
Total return	20.13%	9.47%	5.83%	11.80%	6.37%
Net assets at end of period (in thousands)	$156,847	$203,522	$236,242	$254,766	$250,111

†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses relating to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than the turnover of such underlying Funds.

Structured Portfolio Service—Aggressive Portfolio:

	Year ended December 31,
	2003	2004	2005	2006	2007
Investment income	$—	$—	$—	$—	$—
Expenses	—	—	—	—	—

Net investment income (loss)	—	—	—	—	—
Net realized and unrealized gain (loss)	4.14	2.24	1.54	3.40	1.56

Net increase (decrease) in unit value	4.14	2.24	1.54	3.40	1.56
Net asset value at beginning of period	15.05	19.19	21.43	22.97	26.37

Net asset value at end of period	$19.19	$21.43	$22.97	$26.37	$27.93

Ratio of expenses to average net assets†	—	—	—	—	—
Ratio of net investment income (loss) to average net assets	—	—	—	—	—
Portfolio turnover*	17%	10%	19%	18%	14%
Total return	27.51%	11.67%	7.19%	14.80%	5.92%
Net assets at end of period (in thousands)	$122,389	$150,752	$168,235	$189,319	$185,635

†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses relating to the Funds in which the Portfolio invests.
*	Portfolio turnover reflects purchases and sales of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Year Ended December 31, 2007

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

Structured Portfolio Service

On March 28, 2008, availability of the Structured Portfolio Service under the Program was terminated. Prior to their termination, the portfolios of the Structured Portfolio Service invested in the Funds described above according to conservative, moderate and aggressive allocations. Funds in the Conservative Portfolio were allocated as follows: Stable Asset Return Fund, 30%; Intermediate Bond Fund, 35%; Large-Cap Value Equity Fund, 7%; Large-Cap Growth Equity Fund, 7%; Index Equity Fund, 14%; and International Equity Fund, 7%. Funds in the Moderate Portfolio were allocated as follows: Stable Asset Return Fund 10%; Intermediate Bond Fund, 30%; Large-Cap Value Equity Fund, 9%; Large-Cap Growth Equity Fund, 9%; Index Equity Fund, 23%; Mid-Cap Value Equity Fund, 2%; Mid-Cap Growth Equity Fund, 2%; and International Equity Fund, 15%. Funds in the Aggressive Portfolio were allocated as follows: Intermediate Bond Fund, 15%; Large-Cap Value Equity Fund, 13%; Large-Cap Growth Equity Fund, 13%; Index Equity Fund, 30%; Mid-Cap Value Equity Fund, 3%; Mid-Cap Growth Equity Fund, 3%; Small-Cap Equity Fund, 3%; and International Equity Fund, 20%.

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

Year Ended December 31, 2006

Stable Asset Return Fund

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

Year Ended December 31, 2005

Stable Asset Return Fund

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

Officers of State Street. State Street, as trustee, has primary responsibility for investment management with respect to each of the investment options. As part of its responsibility, it appoints the officers of the Collective Trust, who have responsibility for administering all the investment options. The following is a biographical summary of the experience of each of the officers of the Collective Trust:

Philip J. Lussier.    Mr. Lussier, age 55, is the President and Chief Executive Officer of the Collective Trust and the Chief Executive Officer and Chairman of the Board of CitiStreet LLC. Prior to assuming his current position at CitiStreet LLC in March 2005, Mr. Lussier served as President of CitiStreet’s Retirement Services Division from December 2000 to March 2005. From April 1, 2000 until December 2000, Mr. Lussier served as Division President, Institutional Sales & Marketing, of CitiStreet. From January 1995 until the inception of CitiStreet in April 2000, he was a Senior Vice President of the Retirement Investment Services Division of State Street Global Advisors.

Beth M. Halberstadt.    Ms. Halberstadt, age 43, is the Vice President and Chief Financial Officer of the Collective Trust, an Executive Vice President and member of the Board of Directors of State Street since 2004, a Vice President of State Street Bank since 1996 and program director of the ABA Retirement Funds. From September 1996 to January 1999, Ms. Halberstadt was Vice President and Client Service Manager in Retirement Investment Services, a part of State Street Bank Global Advisors, a division of State Street Bank.

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

Directors of State Street

The Collective Trust does not have a board of directors. The Collective Trust is a trust with a corporate trustee, which is State Street, a wholly owned subsidiary of State Street Bank. The board of directors of State Street consists of ten directors. For purposes of the Sarbanes- Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission adopted under that Act, the board of directors of State Street has responsibility for the functions with respect to audit matters relating to the Collective Trust. Each member of the board of directors of State Street is an employee of State Street Bank or its affiliates. The following is a biographical summary of the experience of each of the directors of State Street:

Daniel J. Bouchard.    Mr. Bouchard, age 47, is a Senior Vice President of State Street Bank and an Assistant Clerk of State Street. He joined the Securities Finance Division of State Street Bank in 1997 as a Vice President and has served as a Senior Vice President for the past five years. Mr. Bouchard has served as a director of State Street since October 2004.

Nancy E. Grady.    Ms. Grady, age 47, is a Senior Vice President of State Street Corporation, and is the Chairman of the Board and a member of the Board of Directors of State Street. Ms. Grady joined State Street Corporation in 1983, and since 2004 has worked in the Institutional Investor Services area of State Street Corporation. Prior to that she worked in the Mutual Funds area at State Street Corporation. Ms. Grady has served as a director of State Street since January 2005.

Beth M. Halberstadt.    Ms. Halberstadt, age 43, is the Vice President and Chief Financial Officer of the Collective Trust, an Executive Vice President and member of the Board of Directors of State Street since 2004, a Vice President of State Street Bank since 1996 and program director of the ABA Retirement Funds program. From September 1996 to January 1999, Ms. Halberstadt was Vice President and Client Service Manager in Retirement Investment Services, a part of State Street Global Advisors, a division of State Street Bank.

Gary E. Jenkins.    Mr. Jenkins, age 55, is General Counsel, Executive Vice President and Secretary of the Board of Directors of CitiStreet LLC, and a Clerk of State Street. Mr. Jenkins began his employment at State Street Corporation in 1994, and has been serving in his capacity as General Counsel, Executive Vice President and Secretary of the Board of Directors of CitiStreet LLC since 2000. Mr. Jenkins has been a member of State Street’s Board of Directors since October 2004.

Thomas P. Kelly.    Mr. Kelly, age 51, is the Senior Managing Director at State Street Global Advisors, a division of State Street Bank, a position he has held since November 2002. Mr. Kelly joined State Street Corporation in 1979. He has served as a Director of State Street since January 2005.

Karen E. Kruck.    Ms. Kruck, age 48, is the Senior Managing Director and Head of Strategy at State Street Global Advisors, a division of State Street Bank, a position she has held since April 2006. Prior to that time she worked as a Relationship Manager with State Street Bank from 2004 until 2006, and from 2000 until 2004 she worked in the Institutional Investment Services division of State Street Bank. Ms. Kruck has served on State Street’s Board of Directors since October 2004.

Nancy H. Loucks.    Ms. Loucks, age 51, is an Executive Vice President in Enterprise Risk Management at State Street Bank. Ms. Loucks has held positions of increasing responsibility in Enterprise Risk Management since 1995. She has served as a director of State Street since October 2004.

Scott W. Olson.    Mr. Olson, age 48, is the Senior Managing Director and Global Manager of Alternative Products and Structures of State Street Bank’s Securities Finance division, and is an Executive Vice President of State Street. Prior to joining the Securities Finance division of State Street Bank in 2006, Mr. Olson served as the Associate General Counsel in State Street Bank’s Legal division beginning in 1997. Mr. Olson has served as a director of State Street since October 2004.

William F. Weihs.    Mr. Weihs, age 49, is a Senior Vice President of State Street Corporation, a position he has held since June 2007, and the Treasurer of State Street. Prior to his appointment as a Senior Vice President, Mr. Weihs was a Vice President of State Street since he was hired by State Street in 1997. Mr. Weihs has served as a director of State Street since November 2004.

Mary M. Zeven.    Ms. Zeven, age 47, is the Senior Vice President and Senior Managing Counsel at State Street Bank and Trust Company, a position she has held since September 2002. Ms. Zeven has been a member of State Street’s Board of Directors since June 2007.

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

State Street Bank, as sole trustee of each of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans, is the holder of record of all units of beneficial interests of each of the Funds and the Retirement Date Funds. None of State Street, State Street Bank or any officer of the Collective Trust beneficially owns any securities of the Collective Trust. As of December 31, 2007, no person or entity vested with investment responsibility for the assets contributed to the Program owned more than 5% of the Units of beneficial interest in the Collective Trust or in any investment option offered thereunder, except that two Participants owned 5.40% and 6.94%, respectively, of the outstanding Units of the Lifetime Income Retirement Date Fund and four Participants owned 5.04%, 7.08%, 9.47% and 9.76%, respectively, of the outstanding Units of the 2010 Retirement Date Fund.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

ITEM 15(a).    The following documents are filed as part of this report:

1.	Financial Statements.

See page F-1 for an index to the Financial Statements included in this report.

2.	Exhibits are listed under Item 15(b) below.

ITEM 15(b).	Exhibits, including those incorporated by reference:

Exhibit No.	Description of Document

3.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust by State Street Bank and Trust Company, amended and restated December 5, 1991, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

3.2.1	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust by State Street Bank and Trust Company dated July 31, 1995, included as Exhibit 3.2 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

3.2.2	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated July 15, 2002, included as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

3.2.3	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated effective December 1, 2004, included as Exhibit 3.2.3 to Registrant’s Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto.

3.3	American Bar Association Members/State Street Collective Trust, Sixth Amended Fund Declaration for the Stable Asset Return Fund, included as Exhibit 3.3 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.4	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Intermediate Bond Fund, included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

3.5	American Bar Association Members/State Street Collective Trust, Eighth Amended and Restated Fund Declaration for the Balanced Fund, included as Exhibit 3.5.2 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

3.6	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Large-Cap Value Equity Fund, included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.7	American Bar Association Members/State Street Collective Trust, Eighth Amended and Restated Fund Declaration for the Large-Cap Growth Equity Fund, included as Exhibit 3.7 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

3.8	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the Index Equity Fund, included as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.

3.9	American Bar Association Members/State Street Collective Trust, Ninth Amended and Restated Fund Declaration for the Small-Cap Equity Fund, included as Exhibit 3.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference thereto.

3.10	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the International Equity Fund, included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.11	American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Structured Portfolio Service, included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-84814 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

3.12	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Growth Equity Fund, included as Exhibit 3.12 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

3.13	American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Mid-Cap Value Equity Fund, included as Exhibit 3.13 to Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference thereto.

3.14	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective December 1, 2004, included as Exhibit 3.13 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

3.15	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations dated February 17, 2005, included as Exhibit 3.15 to Registrant’s Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference thereto.

3.16	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective as of October 1, 2005, included as Exhibit 3.16 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

3.17	American Bar Association Members/State Street Collective Trust, Fund Declaration for the Retirement Date Funds, included as Exhibit 3.17 to Registrant’s Form S-1 Registration Statement No. 333-132571 and incorporated herein by reference thereto.

3.18	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective as of August 1, 2006, included as Exhibit 3.18 to Registrant’s Form S-1 Registration Statement No. 333-132571 and incorporated herein by reference thereto.

4.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust and Fund Declaration for each Fund, the Structured Portfolio Service and the Retirement Date Funds, included in Exhibits No. 3.1 through 3.18 above.

10.1	Trust Agreement of the American Bar Association Members Retirement Trust, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.2	Trust Agreement of the American Bar Association Members Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.3	Amendment to the American Bar Association Members Retirement Trust dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.3 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference hereto.

10.3.1	Amendment Number Three to the American Bar Association Members Retirement Trust dated January 24, 2006 by and between ABA Retirement Funds and State Street Bank and Trust Company, included as Exhibit 10.3.1 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.4	Amendment to the American Bar Association Members Pooled Trust for Retirement Plans dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.4 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.4.1	Amendment Number Three to the American Bar Association Members Pooled Trust for Retirement Plans dated January 24, 2006 by and between ABA Retirement Funds and State Street Bank and Trust Company, included as Exhibit 10.4.1 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.5	American Bar Association Members Retirement Plan—Basic Plan Document No. 01 as amended and related adoption agreements, included as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.6	American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.7.1	Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.7.2	Amendment No. 1 effective December 1, 2004, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.2 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.7.3	Amendment No. 2 effective April 1, 2005, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.3 to Registrant’s Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference thereto.

10.7.4	Amendment No. 3 dated August 18, 2005 to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.3 to Registrant’s Current Report on Form 8-K filed August 23, 2005 and incorporated herein by reference thereto.

10.7.5	Amendment No. 4 dated January 24, 2006 to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and ABA Retirement Funds, included as Exhibit 10.7.5 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.7.6	Amendment No. 5 dated April 13, 2006 to the Administrative and Investment Services Agreement effective January 1, 2003 between State Street Bank and Trust Company and ABA Retirement Funds, included as Exhibit 10.7.6 to Registrant’s Form S-1 Registration Statement No. 333-132571 and incorporated herein by reference thereto.

10.8	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.8.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.8.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.9	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.9.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.10	Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.10.1	Amendment dated July 16, 2004 to Investment Advisor Agreement dated July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto.

10.10.2	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC, included as Exhibit 10.13.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.11	Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.11.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.14.1 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.12	Investment Advisor Agreement effective as of July 31, 1995 by and between State Street Bank and Trust Company and Sanford C. Bernstein & Co., Inc., included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.12.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Alliance Capital Management L.P., included as Exhibit 10.15.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.13	Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Turner Investment Partners, included as Exhibit No. 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference.

10.13.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Turner Investment Partners, included as Exhibit 10.19.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.14	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and Philadelphia International Advisors, LP, included as Exhibit 10.20 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.14.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Philadelphia International Advisors, LP, included as Exhibit 10.20.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.15	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.15.1	First Amendment to the Investment Advisor Agreement effective as of April 3, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21.1 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.15.2	Letter Agreement dated May 12, 2004 relating to Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto.

10.15.3	Amendment, dated October 26, 2004 to the Investment Advisor Agreement dated April 1, 2003, by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference thereto.

10.15.4	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21.4 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.16	Investment Advisor Agreement effective as of June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.22 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.16.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC, included as Exhibit 10.22.1 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.17	Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.23 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.18	Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management LLC, included as Exhibit 10.24 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.19	Agreement for Trustee Services between State Street Bank and Trust Company and State Street Bank and Trust Company of New Hampshire effective December 1, 2004, included as Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.20	Guaranty made as of December 1, 2004 by State Street Bank and Trust Company in favor of the American Bar Association Member/State Street Collective Trust, included as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.21	Investment Advisor Agreement effective as of December 1, 2004 by and between State Street Bank and Trust Company and Wellington Management Company, LLP, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 1, 2004 and incorporated herein by reference thereto.

10.21.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Wellington Management Company, LLP, included as Exhibit 10.27.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.22	Investment Advisor Agreement effective as of December 1, 2004 by and between State Street Bank and Trust Company and Smith Asset Management Group, L.P., included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 1, 2004 and incorporated herein by reference thereto.

10.22.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Smith Asset Management Group, L.P., included as Exhibit 10.28.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.23	Investment Advisor Agreement effective as of March 1, 2006 by and between State Street Bank and Trust Company of New Hampshire and T. Rowe Price Associates, Inc., included as Exhibit 10.29 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.24	Investment Advisory Services Agreement dated January 24, 2006 by and among the American Bar Retirement Association (now called ABA Retirement Funds), State Street Bank and Trust Company and CitiStreet Advisors LLC, included as Exhibit 10.30 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

10.25	Investment Advisor Agreement effective as of November 1, 2006 by and between State Street Bank and Trust Company of New Hampsire and Wellington Management Company, LLP, included as Exhibit 10.31 to Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference thereto.

24.1*	Power of Attorney.

31.1	Certification of Philip J. Lussier pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Document

32.1	Certification of Philip J. Lussier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

ITEM 15(c).    Financial statement schedules and financial statements.

See page F-1 for an index to the Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

Date: April 30, 2008	By:	/s/ Philip J. Lussier
	Name:	Philip J. Lussier
	Title:	President and Chief Executive Officer

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