Form 10-Q
period 2008-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2008-05-15
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 33-50080

AMERICAN BAR ASSOCIATION MEMBERS/

STATE STREET COLLECTIVE TRUST

(Exact name of registrant as specified in its charter)

New Hampshire	04-6691601
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Trafalgar Square, Suite 449 Nashua, New Hampshire	03163
(Address of principal executive offices)	(ZIP Code)

(603) 589-4097

(Registrant’s Telephone Number, including Area Code)

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 1b-2 of the Exchange Act.

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

Balanced Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2008
Assets
Investments, at value (cost $220,658,128)	$211,884,796	(a)
Investments in affiliated issuers, at value (cost $47,882,068)	47,882,068
American Bar Association Members/State Street Collective Trust investment funds, at value:
Intermediate Bond Fund (cost $139,762,775 and units of 7,596,838)	169,848,164	(b)
Receivable for investments sold	1,414,560
Receivable for fund units sold	381,035
Dividends receivable	203,150
Tax reclaims receivable	9,058

Total assets	431,622,831

Liabilities
Due to custodian	288,259
Payable for cash collateral received on securities loaned	40,039,317	(c)
Payable for investments purchased	659,389
Payable for fund units redeemed	760,350
Investment advisory fee payable	133,022
State Street Bank and Trust Company—program fee payable	55,399
Trustee, management and administration fees payable	17,692
ABA Retirement Funds—program fee payable	7,935
Other accruals	101,701

Total liabilities	42,063,064

Net Assets (equivalent to $85.43 per unit based on 4,559,961 units outstanding)	$389,559,767

(a)	Includes securities on loan with a value of $39,230,391 (see Note 6).
(b)	Indicates an affiliated issuer.
(c)	Excludes non-cash collateral of $260,836 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income
Dividends (net of foreign tax expense of $1,991)	$1,021,938
Dividends—affiliated issuers	40,597
Securities lending income	56,964

Total investment income	1,119,499

Expenses
State Street Bank and Trust Company—program fee	185,017
Investment advisory fee	133,000
Trustee, management and administration fees	53,389
ABA Retirement Funds—program fee	24,715
Legal and audit fees	13,119
Compliance consultant fees	12,050
Reports to unitholders	6,491
Registration fees	1,745
Other fees	6,656

Total expenses	436,182

Net investment income (loss)	683,317

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	20,491
Intermediate Bond Fund	871,993

Net realized gain (loss)	892,484

Change in net unrealized appreciation (depreciation)	(20,894,575)

Net realized and unrealized gain (loss)	(20,002,091)

Net increase (decrease) in net assets resulting from operations	$(19,318,774)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$683,317
Net realized gain (loss)	892,484
Change in net unrealized appreciation (depreciation)	(20,894,575)

Net increase (decrease) in net assets resulting from operations	(19,318,774)

From unitholder transactions
Proceeds from units issued	24,755,089
Cost of units redeemed	(29,208,269)

Net increase (decrease) in net assets from unitholder transactions	(4,453,180)

Net increase (decrease) in net assets	(23,771,954)

Net Assets
Beginning of period	413,331,721

End of period	$389,559,767

Number of units
Outstanding-beginning of period	4,610,378
Issued	286,601
Redeemed	(337,018)

Outstanding-end of period	4,559,961

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$0.25
Expenses(†)††	(0.10)

Net investment income (loss)	0.15
Net realized and unrealized gain (loss)	(4.37)

Net increase (decrease) in unit value	(4.22)
Net asset value at beginning of period	89.65

Net asset value at end of period	$85.43

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.44%
Ratio of net investment income (loss) to average net assets*	0.69%
Portfolio turnover**†††	7%
Total return**	(4.71)%
Net assets at end of period (in thousands)	$389,560

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds or the Intermediate Bond Fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in the Intermediate Bond Fund, portfolio turnover reflects purchases and sales of the Intermediate Bond Fund in which the Fund invests a portion of its assets, rather than portfolio turnover of the underlying portfolio of the Intermediate Bond Fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $280,793,839 and units of 31,297,638)	$357,481,616
Cash	256,949
Receivable for fund units sold	356,601

Total assets	358,095,166

Liabilities
Payable for fund units redeemed	995,121
State Street Bank and Trust Company—program fee payable	94,119
Trustee, management and administration fees payable	29,976
ABA Retirement Funds—program fee payable	12,886
Other accruals	166,764

Total liabilities	1,298,866

Net Assets (equivalent to $34.75 per unit based on 10,266,811 units outstanding)	$356,796,300

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income
Securities lending income distributed by underlying affiliated fund	$30,378

Total investment income	30,378

Expenses
State Street Bank and Trust Company—program fee	317,687
Trustee, management and administration fees	91,634
ABA Retirement Funds—program fee	42,424
Legal and audit fees	22,515
Compliance consultant fees	20,681
Reports to unitholders	11,141
Registration fees	2,995
Other fees	11,423

Total expenses	520,500

Net investment income (loss)	(490,122)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	4,249,548

Change in net unrealized appreciation (depreciation)	(45,653,079)

Net realized and unrealized gain (loss)	(41,403,531)

Net increase (decrease) in net assets resulting from operations	$(41,893,653)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$(490,122)
Net realized gain (loss)	4,249,548
Change in net unrealized appreciation (depreciation)	(45,653,079)

Net increase (decrease) in net assets resulting from operations	(41,893,653)

From unitholder transactions
Proceeds from units issued	97,413,688
Cost of units redeemed	(137,526,900)

Net increase (decrease) in net assets from unitholder transactions	(40,113,212)

Net increase (decrease) in net assets	(82,006,865)

Net Assets
Beginning of period	438,803,165

End of period	$356,796,300

Number of units
Outstanding-beginning of period	11,413,546
Issued	2,803,925
Redeemed	(3,950,660)

Outstanding-end of period	10,266,811

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†(a)	$—
Expenses(†)††	(0.05)

Net investment income (loss)	(0.05)
Net realized and unrealized gain (loss)	(3.65)

Net increase (decrease) in unit value	(3.70)
Net asset value at beginning of period	38.45

Net asset value at end of period	$34.75

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.53%
Ratio of net investment income (loss) to average net assets*	(0.50)%
Portfolio turnover**(b)	0%
Total return**	(9.62)%
Net assets at end of period (in thousands)	$356,796

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
(a)	Amounts less than $0.005 per unit are rounded to zero.
(b)	Amounts less than 0.50% are rounded to zero.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2008
Assets
Investments, at value (cost $555,185,394)	$559,900,021	(a)
Investments in affiliated issuers, at value (cost $33,457,596)	33,457,596
Foreign currency, at value (cost $897,439)	898,743
Deposit with broker for open futures contracts	2,770,000
Receivable for investments sold on delayed delivery basis	162,169,047
Receivable for investments sold	28,070,064
Receivable for fund units sold	341,705
Interest and dividend receivable	2,810,920
Gross unrealized appreciation of forward currency exchange contracts	72,807
Receivable for futures variation margin	30,326
Tax reclaims receivable	4,615
Swap contracts, at value	10,872,835

Total assets	801,398,679

Liabilities
Due to custodian	5,247,387
Payable for cash collateral received on securities loaned	26,064,873
Payable for investments purchased on a delayed delivery basis	251,966,414
Payable for investments purchased	39,488,252
Payable for fund units redeemed	1,005,764
Swap contracts, at value	10,999,410
Gross unrealized depreciation of forward currency exchange contracts	1,003,096
State Street Bank and Trust Company—program fee payable	120,120
Investment advisory fee payable	107,787
Trustee, management and administration fees payable	38,167
ABA Retirement Funds—program fee payable	17,109
Other accruals	183,334

Total liabilities	336,241,713

Net Assets (equivalent to $22.36 per unit based on 20,805,259 units outstanding)	$465,156,966

(a)	Includes securities on loan with a value of $25,535,664 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income
Dividends	$45,816
Dividends—affiliated issuers	61,093
Interest—unaffiliated issuers	6,235,504
Securities lending income	40,828

Total investment income	6,383,241

Expenses
State Street Bank and Trust Company—program fee	393,614
Investment advisory fee	325,189
Trustee, management and administration fees	113,619
ABA Retirement Funds—program fee	52,596
Legal and audit fees	27,925
Compliance consultant fees	25,650
Reports to unitholders	13,817
Registration fees	3,714
Other fees	14,168

Total expenses	970,292

Net investment income (loss)	5,412,949

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	11,483,966
Foreign currency transactions	63,255
Futures contracts	5,117,637
Swap contracts	316,587

Net realized gain (loss)	16,981,445

Change in net unrealized appreciation (depreciation) on:
Investments	(467,602)
Foreign currency transactions	(1,294,565)
Futures contracts	(4,984,253)
Swap contracts	3,856,265

Change in net unrealized appreciation (depreciation)	(2,890,155)

Net realized and unrealized gain (loss)	14,091,290

Net increase (decrease) in net assets resulting from operations	$19,504,239

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$5,412,949
Net realized gain (loss) from investments and foreign currency transactions	16,981,445
Change in net unrealized appreciation (depreciation)	(2,890,155)

Net increase (decrease) in net assets resulting from operations	19,504,239

From unitholder transactions
Proceeds from units issued	116,073,603
Cost of units redeemed	(154,782,509)

Net increase (decrease) in net assets from unitholder transactions	(38,708,906)

Net increase (decrease) in net assets	(19,204,667)

Net Assets
Beginning of period	484,361,633

End of period	$465,156,966

Number of units
Outstanding-beginning of period	22,558,121
Issued	5,222,935
Redeemed	(6,975,797)

Outstanding-end of period	20,805,259

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$0.29
Expenses(†)††	(0.04)

Net investment income (loss)	0.25
Net realized and unrealized gain (loss)	0.64

Net increase (decrease) in unit value	0.89
Net asset value at beginning of period	21.47

Net asset value at end of period	$22.36

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.80%
Ratio of net investment income (loss) to average net assets*	4.48%
Portfolio turnover**	227%
Total return**	4.15%
Net assets at end of period (in thousands)	$465,157

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2008
Assets
Investments, at value (cost $219,187,870)	$259,043,661	(a)
Investments in affiliated issuers, at value (cost $33,242,922)	33,242,922
Foreign currency, at value (cost $917,669)	887,937
Dividends receivable	2,136,264
Receivable for investments sold	521,162
Receivable for fund units sold	460,335
Tax reclaims receivable	122,913

Total assets	296,415,194

Liabilities
Due to custodian	734,485
Payable for cash collateral received on securities loaned	32,144,281
Payable for investments purchased	1,102
Payable for fund units redeemed	620,115
Investment advisory fee payable	124,889
State Street Bank and Trust Company—program fee payable	67,933
Trustee, management and administration fees payable	21,572
ABA Retirement Funds—program fee payable	9,658
Other accruals	112,969

Total liabilities	33,837,004

Net Assets (equivalent to $31.20 per unit based on 8,414,789 units outstanding)	$262,578,190

(a)	Includes securities on loan with a value of $30,697,026 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income
Dividends (net of foreign tax expense of $26,648)	$2,829,377
Dividends—affiliated issuers	26,843
Securities lending income	36,079

Total investment income	2,892,299

Expenses
Investment advisory fee	380,108
State Street Bank and Trust Company—program fee	225,749
Trustee, management and administration fees	65,154
ABA Retirement Funds—program fee	30,155
Legal and audit fees	16,009
Compliance consultant fees	14,705
Reports to unitholders	7,921
Registration fees	2,129
Other fees	8,122

Total expenses	750,052

Net investment income (loss)	2,142,247

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	10,267,657
Foreign currency transactions	61,508

Net realized gain (loss)	10,329,165

Change in net unrealized appreciation (depreciation) on:
Investments	(37,660,109)
Foreign currency transactions	(22,714)

Change in net unrealized appreciation (depreciation)	(37,682,823)

Net realized and unrealized gain (loss)	(27,353,658)

Net increase (decrease) in net assets resulting from operations	$(25,211,411)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$2,142,247
Net realized gain (loss) from investments and foreign currency transactions	10,329,165
Change in net unrealized appreciation (depreciation)	(37,682,823)

Net increase (decrease) in net assets resulting from operations	(25,211,411)

From unitholder transactions
Proceeds from units issued	74,240,632
Cost of units redeemed	(95,613,054)

Net increase (decrease) in net assets from unitholder transactions	(21,372,422)

Net increase (decrease) in net assets	(46,583,833)

Net Assets
Beginning of period	309,162,023

End of period	$262,578,190

Number of units
Outstanding-beginning of period	9,112,453
Issued	2,385,947
Redeemed	(3,083,611)

Outstanding-end of period	8,414,789

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$0.32
Expenses(†)††	(0.08)

Net investment income (loss)	0.24
Net realized and unrealized gain (loss)	(2.97)

Net increase (decrease) in unit value	(2.73)
Net asset value at beginning of period	33.93

Net asset value at end of period	$31.20

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.08%
Ratio of net investment income (loss) to average net assets*	3.09%
Portfolio turnover**	10%
Total return**	(8.05)%
Net assets at end of period (in thousands)	$262,578

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2008
Assets
Investments, at value (cost $409,650,958)	$407,485,964	(a)
Investments in affiliated issuers, at value (cost $215,557,503)	278,006,911
Cash	225,051
Receivable for investments sold	2,614,776
Receivable for fund units sold	869,257
Dividends receivable	235,730
Tax reclaims receivable	108

Total assets	689,437,797

Liabilities
Payable for cash collateral received on securities loaned	73,815,243	(b)
Payable for investments purchased	1,348,234
Payable for fund units redeemed	757,060
Investment advisory fee payable	182,194
State Street Bank and Trust Company—program fee payable	156,220
Trustee, management and administration fees payable	49,852
ABA Retirement Funds—program fee payable	22,332
Other accruals	273,225

Total liabilities	76,604,360

Net Assets (equivalent to $51.36 per unit based on 11,931,324 units outstanding)	$612,833,437

(a)	Includes securities on loan with a value of $78,768,389 (see Note 6).
(b)	Excludes non-cash collateral of $6,816,975 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income
Dividends (net of foreign tax expense of $653)	$879,090
Dividends—affiliated issuers	44,240
Securities lending income	94,472

Total investment income	1,017,802

Expenses
State Street Bank and Trust Company—program fee	520,107
Investment advisory fee	318,436
Trustee, management and administration fees	150,119
ABA Retirement Funds—program fee	69,481
Legal and audit fees	36,887
Compliance consultant fees	33,882
Reports to unitholders	18,251
Registration fees	4,906
Other fees	18,715

Total expenses	1,170,784

Net investment income (loss)	(152,982)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(7,496,410)
Investments—affiliated issuers	3,757,574
Foreign currency transactions	(95)

Net realized gain (loss)	(3,738,931)

Change in net unrealized appreciation (depreciation)	(72,909,807)

Net realized and unrealized gain (loss)	(76,648,738)

Net increase (decrease) in net assets resulting from operations	$(76,801,720)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$(152,982)
Net realized gain (loss)	(3,738,931)
Change in net unrealized appreciation (depreciation)	(72,909,807)

Net increase (decrease) in net assets resulting from operations	(76,801,720)

From unitholder transactions
Proceeds from units issued	64,906,086
Cost of units redeemed	(92,808,093)

Net increase (decrease) in net assets from unitholder transactions	(27,902,007)

Net increase (decrease) in net assets	(104,703,727)

Net Assets
Beginning of period	717,537,164

End of period	$612,833,437

Number of units
Outstanding-beginning of period	12,470,251
Issued	1,257,013
Redeemed	(1,795,940)

Outstanding-end of period	11,931,324

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$0.08
Expenses(†)††	(0.10)

Net investment income (loss)	(0.02)
Net realized and unrealized gain (loss)	(6.16)

Net increase (decrease) in unit value	(6.18)
Net asset value at beginning of period	57.54

Net asset value at end of period	$51.36

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.73%
Ratio of net investment income (loss) to average net assets*	(0.10)%
Portfolio turnover**†††	8%
Total return**	(10.74)%
Net assets at end of period (in thousands)	$612,833

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2008
Assets
Investments, at value (cost $256,118,130)	$268,540,319	(a)
Investments in affiliated issuers, at value (cost $109,908,152)	129,325,172
Receivable for investments sold	1,386,763
Dividends receivable	467,789
Receivable for fund units sold	383,274
Tax reclaims receivable	16,202

Total assets	400,119,519

Liabilities
Due to custodian	586,389
Payable for cash collateral received on securities loaned	43,599,544	(b)
Payable for fund units redeemed	608,899
Investment advisory fee payable	120,609
State Street Bank and Trust Company—program fee payable	91,218
Payable for legal and audit services	60,835
Trustee, management and administration fees payable	29,067
ABA Retirement Funds—program fee payable	13,020
Other accruals	105,097

Total liabilities	45,214,678

Net Assets (equivalent to $38.95 per unit based on 9,112,048 units outstanding)	$354,904,841

(a)	Includes securities on loan with a value of $43,130,426 (see Note 6).
(b)	Excludes non-cash collateral of $632,225 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income
Dividends (net of foreign tax expense of $2,047)	$2,034,910
Dividends—affiliated issuers	26,126
Securities lending income	46,306

Total investment income	2,107,342

Expenses
State Street Bank and Trust Company—program fee	306,200
Investment advisory fee	185,650
Trustee, management and administration fees	88,344
ABA Retirement Funds—program fee	40,896
Legal and audit fees	21,707
Compliance consultant fees	19,939
Reports to unitholders	10,741
Registration fees	2,887
Other fees	11,013

Total expenses	687,377

Net investment income (loss)	1,419,965

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	3,067,843
Investments—affiliated issuers	2,979,759

Net realized gain (loss)	6,047,602

Change in net unrealized appreciation (depreciation)	(48,867,209)

Net realized and unrealized gain (loss)	(42,819,607)

Net increase (decrease) in net assets resulting from operations	$(41,399,642)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$1,419,965
Net realized gain (loss)	6,047,602
Change in net unrealized appreciation (depreciation)	(48,867,209)

Net increase (decrease) in net assets resulting from operations	(41,399,642)

From unitholder transactions
Proceeds from units issued	56,189,450
Cost of units redeemed	(80,565,696)

Net increase (decrease) in net assets from unitholder transactions	(24,376,246)

Net increase (decrease) in net assets	(65,775,888)

Net Assets
Beginning of period	420,680,729

End of period	$354,904,841

Number of units
Outstanding-beginning of period	9,730,129
Issued	1,434,037
Redeemed	(2,052,118)

Outstanding-end of period	9,112,048

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$0.22
Expenses(†)††	(0.07)

Net investment income (loss)	0.15
Net realized and unrealized gain (loss)	(4.43)

Net increase (decrease) in unit value	(4.28)
Net asset value at beginning of period	43.23

Net asset value at end of period	$38.95

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.73%
Ratio of net investment income (loss) to average net assets*	1.51%
Portfolio turnover**†††	3%
Total return**	(9.90)%
Net assets at end of period (in thousands)	$354,905

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2008
Assets
Investments, at value (cost $104,000,098)	$116,874,976	(a)
Investments in affiliated issuers, at value (cost $43,896,853)	43,896,853
Cash	116,489
Receivable for investments sold	1,199,824
Receivable for fund units sold	254,256
Dividends receivable	46,415

Total assets	162,388,813

Liabilities
Payable for cash collateral received on securities loaned	39,036,882	(b)
Payable for investments purchased	1,189,164
Payable for fund units redeemed	211,661
Investment advisory fee payable	183,168
State Street Bank and Trust Company—program fee payable	30,614
Trustee, management and administration fees payable	9,709
ABA Retirement Funds—program fee payable	4,351
Other accruals	45,284

Total liabilities	40,710,833

Net Assets (equivalent to $24.50 per unit based on 4,967,357 units outstanding)	$121,677,980

(a)	Includes securities on loan with a value of $38,684,943 (see Note 6).
(b)	Excludes non-cash collateral of $551,070 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income
Dividends	$171,421
Dividends—affiliated issuers	51,134
Securities lending income	47,825

Total investment income	270,380

Expenses
Investment advisory fee	183,168
State Street Bank and Trust Company—program fee	97,400
Trustee, management and administration fees	28,142
ABA Retirement Funds—program fee	13,022
Legal and audit fees	6,916
Compliance consultant fees	6,353
Reports to unitholders	3,422
Registration fees	920
Other fees	3,508

Total expenses	342,851

Net investment income (loss)	(72,471)

Net realized and unrealized gain (loss)
Net realized gain (loss)	(4,159,158)

Change in net unrealized appreciation (depreciation)	(12,949,272)

Net realized and unrealized gain (loss)	(17,108,430)

Net increase (decrease) in net assets resulting from operations	$(17,180,901)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$(72,471)
Net realized gain (loss)	(4,159,158)
Change in net unrealized appreciation (depreciation)	(12,949,272)

Net increase (decrease) in net assets resulting from operations	(17,180,901)

From unitholder transactions
Proceeds from units issued	33,087,203
Cost of units redeemed	(25,144,223)

Net increase (decrease) in net assets from unitholder transactions	7,942,980

Net increase (decrease) in net assets	(9,237,921)

Net Assets
Beginning of period	130,915,901

End of period	$121,677,980

Number of units
Outstanding-beginning of period	4,652,506
Issued	1,333,493
Redeemed	(1,018,642)

Outstanding-end of period	4,967,357

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$0.06
Expenses(†)††	(0.07)

Net investment income (loss)	(0.01)
Net realized and unrealized gain (loss)	(3.63)

Net increase (decrease) in unit value	(3.64)
Net asset value at beginning of period	28.14

Net asset value at end of period	$24.50

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.15%
Ratio of net investment income (loss) to average net assets*	(0.24)%
Portfolio turnover**	39%
Total return**	(12.94)%
Net assets at end of period (in thousands)	$121,678

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2008
Assets
Investments, at value (cost $78,086,766)	$68,717,947	(a)
Investments in affiliated issuers, at value (cost $31,548,877)	31,548,877
Foreign currency, at value (cost $36,000)	35,291
Cash	585,813
Receivable for investments sold	469,477
Receivable for fund units sold	122,452
Dividends receivable	54,771

Total assets	101,534,628

Liabilities
Payable for cash collateral received on securities loaned	30,956,970	(b)
Payable for investments purchased	385,538
Payable for fund units redeemed	134,347
Investment advisory fee payable	39,694
State Street Bank and Trust Company—program fee payable	18,234
Trustee, management and administration fees payable	5,792
ABA Retirement Funds—program fee payable	2,589
Other accruals	33,923

Total liabilities	31,577,087

Net Assets (equivalent to $14.45 per unit based on 4,841,643 units outstanding)	$69,957,541

(a)	Includes securities on loan with a value of $30,567,348 (see Note 6).
(b)	Excludes non-cash collateral of $461,061 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income
Dividends (net of foreign tax expense of $442)	$247,142
Dividends—affiliated issuers	5,912
Interest—unaffiliated issuers	327
Securities lending income	49,145

Total investment income	302,526

Expenses
Investment advisory fee	124,768
State Street Bank and Trust Company—program fee	62,982
Trustee, management and administration fees	18,143
ABA Retirement Funds—program fee	8,405
Legal and audit fees	4,458
Compliance consultant fees	4,095
Reports to unitholders	2,206
Registration fees	593
Other fees	2,260

Total expenses	227,910

Net investment income (loss)	74,616

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(4,371,766)
Foreign currency transactions	(4,980)

Net realized gain (loss)	(4,376,746)

Change in net unrealized appreciation (depreciation) on:
Investments	(8,530,125)
Foreign currency transactions	6,007

Change in net unrealized appreciation (depreciation)	(8,524,118)

Net realized and unrealized gain (loss)	(12,900,864)

Net increase (decrease) in net assets resulting from operations	$(12,826,248)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$74,616
Net realized gain (loss) from investments and foreign currency transactions	(4,376,746)
Change in net unrealized appreciation (depreciation)	(8,524,118)

Net increase (decrease) in net assets resulting from operations	(12,826,248)

From unitholder transactions
Proceeds from units issued	15,384,634
Cost of units redeemed	(21,320,600)

Net increase (decrease) in net assets from unitholder transactions	(5,935,966)

Net increase (decrease) in net assets	(18,762,214)

Net Assets
Beginning of period	88,719,755

End of period	$69,957,541

Number of units
Outstanding-beginning of period	5,227,794
Issued	1,033,424
Redeemed	(1,419,575)

Outstanding-end of period	4,841,643

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$0.06
Expenses(†)††	(0.05)

Net investment income (loss)	0.01
Net realized and unrealized gain (loss)	(2.53)

Net increase (decrease) in unit value	(2.52)
Net asset value at beginning of period	16.97

Net asset value at end of period	$14.45

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.18%
Ratio of net investment income (loss) to average net assets*	0.39%
Portfolio turnover**	10%
Total return**	(14.85)%
Net assets at end of period (in thousands)	$69,958

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2008
Assets
Investments, at value (cost $215,477,371)	$210,270,539	(a)
Investments in affiliated issuers, at value (cost $154,020,703)	153,962,454
Cash	16,158
Receivable for fund units sold	227,577
Receivable for investments sold	173,207
Dividends receivable	153,557

Total assets	364,803,492

Liabilities
Payable for cash collateral received on securities loaned	137,092,198	(b)
Payable for investments purchased	2,309,222
Payable for fund units redeemed	498,942
Investment advisory fee payable	139,199
State Street Bank and Trust Company—program fee payable	56,656
Trustee, management and administration fees payable	18,113
ABA Retirement Funds—program fee payable	8,108
Other accruals	104,855

Total liabilities	140,227,293

Net Assets (equivalent to $65.42 per unit based on 3,433,059 units outstanding)	$224,576,199

(a)	Includes securities on loan with a value of $135,189,133 (see Note 6).
(b)	Excludes non-cash collateral of $1,779,004 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income
Dividends	$392,180
Dividends—affiliated issuers	61,148
Securities lending income	191,410

Total investment income	644,738

Expenses
Investment advisory fee	425,505
State Street Bank and Trust Company—program fee	189,855
Trustee, management and administration fees	54,791
ABA Retirement Funds—program fee	25,360
Legal and audit fees	13,463
Compliance consultant fees	12,366
Reports to unitholders	6,661
Registration fees	1,791
Other fees	6,831

Total expenses	736,623

Net investment income (loss)	(91,885)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(8,507,992)
Investments—affiliated issuers	(673,117)

Net realized gain (loss)	(9,181,109)

Change in net unrealized appreciation (depreciation)	(21,033,160)

Net realized and unrealized gain (loss)	(30,214,269)

Net increase (decrease) in net assets resulting from operations	$(30,306,154)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$(91,885)
Net realized gain (loss)	(9,181,109)
Change in net unrealized appreciation (depreciation)	(21,033,160)

Net increase (decrease) in net assets resulting from operations	(30,306,154)

From unitholder transactions
Proceeds from units issued	15,168,019
Cost of units redeemed	(26,774,315)

Net increase (decrease) in net assets from unitholder transactions	(11,606,296)

Net increase (decrease) in net assets	(41,912,450)

Net Assets
Beginning of period	266,488,649

End of period	$224,576,199

Number of units
Outstanding-beginning of period	3,607,118
Issued	229,273
Redeemed	(403,332)

Outstanding-end of period	3,433,059

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$0.18
Expenses(†)††	(0.21)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	(8.43)

Net increase (decrease) in unit value	(8.46)
Net asset value at beginning of period	73.88

Net asset value at end of period	$65.42

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.26%
Ratio of net investment income (loss) to average net assets*	(0.16)%
Portfolio turnover**†††	32%
Total return**	(11.45)%
Net assets at end of period (in thousands)	$224,576

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2008
Assets
Investments in affiliated fund, at fair value:
State Street Bank ABA Members/Pooled Stable Asset Fund Trust (cost $914,365,361 and units of 914,365,361)	$908,865,947
Receivable for fund units sold	2,045,755

Total assets	910,911,702

Liabilities
Payable for fund units redeemed	1,661,820
State Street Bank and Trust Company—program fee payable	231,220
Payable for legal and audit services	124,588
Trustee, management and administration fees payable	73,411
ABA Retirement Funds—program fee payable	32,888
Other accruals	215,400

Total liabilities	2,339,327

Net Assets at fair value	908,572,375

Adjustment from fair value to contract value for fully benefit responsive contracts	5,499,414

Net Assets (equivalent to $33.61 per unit based on 27,194,771 units outstanding)	$914,071,789

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income	$10,380,783

Expenses
State Street Bank and Trust Company—program fee	727,762
Trustee, management and administration fees	210,310
ABA Retirement Funds—program fee	97,325
Legal and audit fees	51,697
Compliance consultant fees	47,486
Reports to unitholders	25,580
Registration fees	6,876
Other fees	26,228

Total expenses	1,193,264

Net increase (decrease) in net assets resulting from operations	$9,187,519

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$9,187,519

Net increase (decrease) in net assets resulting from operations	9,187,519

From unitholder transactions
Proceeds from units issued	144,266,091
Cost of units redeemed	(117,723,361)

Net increase (decrease) in net assets from unitholder transactions	26,542,730

Net increase (decrease) in net assets	35,730,249

Net Assets
Beginning of period	878,341,540

End of period	$914,071,789

Number of units
Outstanding-beginning of period	26,400,288
Issued	4,309,534
Redeemed	(3,515,051)

Outstanding-end of period	27,194,771

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$0.38
Expenses(†)††	(0.04)

Net investment income (loss)	0.34

Net increase (decrease) in unit value	0.34
Net asset value at beginning of period	33.27

Net asset value at end of period	$33.61

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.53%
Ratio of net investment income (loss) to average net assets*	4.11%
Total return**	1.02%
Net assets at end of period (in thousands)	$914,072

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Conservative Portfolio

Statement of Operations

Unaudited

For the period January 1, 2008 to March 28, 2008 (termination date)
Investment income	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss)	7,021,550

Change in net unrealized appreciation (depreciation)	(8,434,708)

Net realized and unrealized gain (loss)	(1,413,158)

Net increase (decrease) in net assets resulting from operations	$(1,413,158)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Conservative Portfolio

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 28, 2008 (termination date)
From operations
Net investment income (loss)	$—
Net realized gain (loss)	7,021,550
Change in net unrealized appreciation (depreciation)	(8,434,708)

Net increase (decrease) in net assets resulting from operations	(1,413,158)

From unitholder transactions
Proceeds from units issued	5,495,101
Cost of units redeemed	(72,229,301)

Net increase (decrease) in net assets from unitholder transactions	(66,734,200)

Net increase (decrease) in net assets	(68,147,358)

Net Assets
Beginning of period	68,147,358

End of period	$—

Number of units
Outstanding-beginning of period	2,947,953
Issued	241,597
Redeemed	(3,189,550)

Outstanding-end of period	—

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Conservative Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 28, 2008 (termination date)
Investment income	$—
Expenses†	—

Net investment income (loss)	—
Net realized and unrealized gain (loss)	(0.46)

Net increase (decrease) in unit value	(0.46)
Net asset value at beginning of period	23.12

Net asset value at end of period(a)	$22.66

Ratios/Supplemental Data:
Ratio of expenses to average net assets†	0.00%
Ratio of net investment income (loss) to average net assets	0.00%
Portfolio turnover*††	8%
Total return*	(1.99)%
Net assets at end of period (in thousands)	$—

*	Not annualized.
†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.
(a)	Amount represents the final redemption price per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Operations

Unaudited

For the period January 1, 2008 to March 28, 2008 (termination date)
Investment income	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss)	32,126,839

Change in net unrealized appreciation (depreciation)	(44,453,517)

Net realized and unrealized gain (loss)	(12,326,678)

Net increase (decrease) in net assets resulting from operations	$(12,326,678)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 28, 2008 (termination date)
From operations
Net investment income (loss)	$—
Net realized gain (loss)	32,126,839
Change in net unrealized appreciation (depreciation)	(44,453,517)

Net increase (decrease) in net assets resulting from operations	(12,326,678)

From unitholder transactions
Proceeds from units issued	7,616,319
Cost of units redeemed	(245,400,997)

Net increase (decrease) in net assets from unitholder transactions	(237,784,678)

Net increase (decrease) in net assets	(250,111,356)

Net Assets
Beginning of period	250,111,356

End of period	$—

Number of units
Outstanding-beginning of period	9,655,744
Issued	306,085
Redeemed	(9,961,829)

Outstanding-end of period	—

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Moderate Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 28, 2008 (termination date)
Investment income	$—
Expenses†	—

Net investment income (loss)	—
Net realized and unrealized gain (loss)	(1.28)

Net increase (decrease) in unit value	(1.28)
Net asset value at beginning of period	25.90

Net asset value at end of period(a)	$24.62

Ratios/Supplemental Data:
Ratio of expenses to average net assets†	0.00%
Ratio of net investment income (loss) to average net assets	0.00%
Portfolio turnover*††	4%
Total return*	(4.94)%
Net assets at end of period (in thousands)	$—

*	Not annualized.
†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.
(a)	Amount represents the final redemption price per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Operations

Unaudited

For the period January 1, 2008 to March 28, 2008 (termination date)
Investment income	$—

Net realized and unrealized gain (loss) on collective investment funds:
Net realized gain (loss)	27,460,032

Change in net unrealized appreciation (depreciation)	(42,405,727)

Net realized and unrealized gain (loss)	(14,945,695)

Net increase (decrease) in net assets resulting from operations	$(14,945,695)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 28, 2008 (termination date)
From operations
Net investment income (loss)	$—
Net realized gain (loss)	27,460,032
Change in net unrealized appreciation (depreciation)	(42,405,727)

Net increase (decrease) in net assets resulting from operations	(14,945,695)

From unitholder transactions
Proceeds from units issued	9,401,106
Cost of units redeemed	(180,090,312)

Net increase (decrease) in net assets from unitholder transactions	(170,689,206)

Net increase (decrease) in net assets	(185,634,901)

Net Assets
Beginning of period	185,634,901

End of period	$—

Number of units
Outstanding-beginning of period	6,646,655
Issued	356,288
Redeemed	(7,002,943)

Outstanding-end of period	—

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Structured Portfolio Service - Aggressive Portfolio

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 28, 2008 (termination date)
Investment income	$—
Expenses†	—

Net investment income (loss)	—
Net realized and unrealized gain (loss)	(2.30)

Net increase (decrease) in unit value	(2.30)
Net asset value at beginning of period	27.93

Net asset value at end of period(a)	$25.63

Ratios/Supplemental Data:
Ratio of expenses to average net assets†	0.00%
Ratio of net investment income (loss) to average net assets	0.00%
Portfolio turnover*††	3%
Total return*	(8.23)%
Net assets at end of period (in thousands)	$—

*	Not annualized.
†	Expenses includes only those expenses charged directly to the Portfolio and does not include expenses charged to the collective investment funds in which the Portfolio invests its assets.
††	Portfolio turnover reflects purchases and sales by the Portfolio of units of the Funds in which the Portfolio invests rather than turnover of such underlying Funds.
(a)	Amount represents the final redemption price per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement Income Securities Lending Series Fund (cost $32,474,823 and units of 2,814,165)	$33,052,363
Receivable for investments sold	855,352
Receivable for fund units sold	67,423

Total assets	33,975,138

Liabilities
Payable for fund units redeemed	922,775
State Street Bank and Trust Company—program fee payable	7,230
Retirement Date Fund management fee payable	2,384
Trustee, management and administration fees payable	2,276
ABA Retirement Funds—program fee payable	1,020
Other accruals	7,081

Total liabilities	942,766

Net Assets (equivalent to $10.92 per unit based on 3,024,915 units outstanding)	$33,032,372

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	18,263
Retirement Date Fund management fee	5,647
Trustee, management and administration fees	5,324
ABA Retirement Funds—program fee	2,456
Legal and audit fees	1,310
Compliance consultant fees	1,203
Reports to unitholders	648
Registration fees	174
Other fees	664

Total expenses	35,689

Net investment income (loss)	(35,689)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	238,286

Change in net unrealized appreciation (depreciation)	(445,892)

Net realized and unrealized gain (loss)	(207,606)

Net increase (decrease) in net assets resulting from operations	$(243,295)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$(35,689)
Net realized gain (loss)	238,286
Change in net unrealized appreciation (depreciation)	(445,892)

Net increase (decrease) in net assets resulting from operations	(243,295)

From unitholder transactions
Proceeds from units issued	16,686,054
Cost of units redeemed	(2,016,025)

Net increase (decrease) in net assets from unitholder transactions	14,670,029

Net increase (decrease) in net assets	14,426,734

Net Assets
Beginning of period	18,605,638

End of period	$33,032,372

Number of units
Outstanding-beginning of period	1,676,159
Issued	1,533,916
Redeemed	(185,160)

Outstanding-end of period	3,024,915

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$—
Expenses(†)††	(0.02)

Net investment income (loss)	(0.02)
Net realized and unrealized gain (loss)	(0.16)

Net increase (decrease) in unit value	(0.18)
Net asset value at beginning of period	11.10

Net asset value at end of period	$10.92

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.63%
Ratio of net investment income (loss) to average net assets*	(0.63)%
Portfolio turnover**†††	13%
Total return**	(1.62)%
Net assets at end of period (in thousands)	$33,032

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2010 Securities Lending Series Fund (cost $58,713,245 and units of 4,941,138)	$58,977,427
Receivable for fund units sold	371,567

Total assets	59,348,994

Liabilities
Payable for investments purchased	312,813
Payable for fund units redeemed	58,754
State Street Bank and Trust Company—program fee payable	13,124
Retirement Date Fund management fee payable	4,325
Trustee, management and administration fees payable	4,129
ABA Retirement Funds—program fee payable	1,850
Other accruals	12,653

Total liabilities	407,648

Net Assets (equivalent to $13.10 per unit based on 4,498,715 units outstanding)	$58,941,346

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	34,685
Retirement Date Fund management fee	10,711
Trustee, management and administration fees	10,093
ABA Retirement Funds—program fee	4,658
Legal and audit fees	2,482
Compliance consultant fees	2,280
Reports to unitholders	1,228
Registration fees	330
Other fees	1,260

Total expenses	67,727

Net investment income (loss)	(67,727)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	168,295

Change in net unrealized appreciation (depreciation)	(1,370,952)

Net realized and unrealized gain (loss)	(1,202,657)

Net increase (decrease) in net assets resulting from operations	$(1,270,384)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$(67,727)
Net realized gain (loss)	168,295
Change in net unrealized appreciation (depreciation)	(1,370,952)

Net increase (decrease) in net assets resulting from operations	(1,270,384)

From unitholder transactions
Proceeds from units issued	27,559,287
Cost of units redeemed	(5,446,820)

Net increase (decrease) in net assets from unitholder transactions	22,112,467

Net increase (decrease) in net assets	20,842,083

Net Assets
Beginning of period	38,099,263

End of period	$58,941,346

Number of units
Outstanding-beginning of period	2,807,869
Issued	2,106,749
Redeemed	(415,903)

Outstanding-end of period	4,498,715

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$—
Expenses(†)††	(0.02)

Net investment income (loss)	(0.02)
Net realized and unrealized gain (loss)	(0.45)

Net increase (decrease) in unit value	(0.47)
Net asset value at beginning of period	13.57

Net asset value at end of period	$13.10

Ratios/Supplemental Data:
Ratio of expenses to average net assets* ††	0.63%
Ratio of net investment income (loss) to average net assets*	(0.63)%
Portfolio turnover** †††	5%
Total return**	(3.46)%
Net assets at end of period (in thousands)	$58,941

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2020 Securities Lending Series Fund (cost $92,279,817 and units of 7,488,023)	$91,668,379
Receivable for fund units sold	965,692

Total assets	92,634,071

Liabilities
Payable for investments purchased	962,798
State Street Bank and Trust Company—program fee payable	19,189
Retirement Date Fund management fee payable	6,323
Trustee, management and administration fees payable	6,036
Payable for fund units redeemed	2,894
ABA Retirement Funds—program fee payable	2,704
Other accruals	17,319

Total liabilities	1,017,263

Net Assets (equivalent to $15.42 per unit based on 5,942,848 units outstanding)	$91,616,808

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	48,274
Retirement Date Fund management fee	14,927
Trustee, management and administration fees	14,071
ABA Retirement Funds—program fee	6,491
Legal and audit fees	3,461
Compliance consultant fees	3,179
Reports to unitholders	1,713
Registration fees	460
Other fees	1,757

Total expenses	94,333

Net investment income (loss)	(94,333)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	154,905

Change in net unrealized appreciation (depreciation)	(2,891,681)

Net realized and unrealized gain (loss)	(2,736,776)

Net increase (decrease) in net assets resulting from operations	$(2,831,109)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$(94,333)
Net realized gain (loss)	154,905
Change in net unrealized appreciation (depreciation)	(2,891,681)

Net increase (decrease) in net assets resulting from operations	(2,831,109)

From unitholder transactions
Proceeds from units issued	50,555,388
Cost of units redeemed	(5,184,676)

Net increase (decrease) in net assets from unitholder transactions	45,370,712

Net increase (decrease) in net assets	42,539,603

Net Assets
Beginning of period	49,077,205

End of period	$91,616,808

Number of units
Outstanding-beginning of period	2,995,453
Issued	3,282,767
Redeemed	(335,372)

Outstanding-end of period	5,942,848

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$—
Expenses(†)††	(0.02)

Net investment income (loss)	(0.02)
Net realized and unrealized gain (loss)	(0.94)

Net increase (decrease) in unit value	(0.96)
Net asset value at beginning of period	16.38

Net asset value at end of period	$15.42

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.63%
Ratio of net investment income (loss) to average net assets*	(0.63)%
Portfolio turnover**†††	3%
Total return**	(5.86)%
Net assets at end of period (in thousands)	$91,617

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2030 Securities Lending Series Fund (cost $66,590,363 and units of 5,271,512)	$65,419,467
Receivable for fund units sold	493,404

Total assets	65,912,871

Liabilities
Payable for investments purchased	480,383
Payable for fund units redeemed	13,021
State Street Bank and Trust Company—program fee payable	14,075
Retirement Date Fund management fee payable	4,640
Trustee, management and administration fees payable	4,430
ABA Retirement Funds—program fee payable	1,985
Other accruals	14,283

Total liabilities	532,817

Net Assets (equivalent to $17.59 per unit based on 3,717,262 units outstanding)	$65,380,054

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	38,688
Retirement Date Fund management fee	11,931
Trustee, management and administration fees	11,238
ABA Retirement Funds—program fee	5,190
Legal and audit fees	2,763
Compliance consultant fees	2,538
Reports to unitholders	1,367
Registration fees	368
Other fees	1,402

Total expenses	75,485

Net investment income (loss)	(75,485)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	67,500

Change in net unrealized appreciation (depreciation)	(3,304,377)

Net realized and unrealized gain (loss)	(3,236,877)

Net increase (decrease) in net assets resulting from operations	$(3,312,362)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$(75,485)
Net realized gain (loss)	67,500
Change in net unrealized appreciation (depreciation)	(3,304,377)

Net increase (decrease) in net assets resulting from operations	(3,312,362)

From unitholder transactions
Proceeds from units issued	28,529,065
Cost of units redeemed	(4,243,841)

Net increase (decrease) in net assets from unitholder transactions	24,285,224

Net increase (decrease) in net assets	20,972,862

Net Assets
Beginning of period	44,407,192

End of period	$65,380,054

Number of units
Outstanding-beginning of period	2,334,893
Issued	1,621,733
Redeemed	(239,364)

Outstanding-end of period	3,717,262

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$—
Expenses(†)††	(0.03)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	(1.40)

Net increase (decrease) in unit value	(1.43)
Net asset value at beginning of period	19.02

Net asset value at end of period	$17.59

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.63%
Ratio of net investment income (loss) to average net assets*	(0.63)%
Portfolio turnover**†††	2%
Total return**	(7.52)%
Net assets at end of period (in thousands)	$65,380

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2040 Securities Lending Series Fund (cost $39,716,484 and units of 3,085,800)	$38,952,055
Receivable for fund units sold	310,401

Total assets	39,262,456

Liabilities
Payable for investments purchased	68,749
Payable for fund units redeemed	241,652
State Street Bank and Trust Company—program fee payable	8,974
Retirement Date Fund management fee payable	2,959
Trustee, management and administration fees payable	2,825
ABA Retirement Funds—program fee payable	1,266
Other accruals	9,936

Total liabilities	336,361

Net Assets (equivalent to $19.72 per unit based on 1,974,107 units outstanding)	$38,926,095

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2008 to March 31, 2008
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	24,754
Retirement Date Fund management fee	7,633
Trustee, management and administration fees	7,189
ABA Retirement Funds—program fee	3,320
Legal and audit fees	1,768
Compliance consultant fees	1,624
Reports to unitholders	875
Registration fees	235
Other fees	896

Total expenses	48,294

Net investment income (loss)	(48,294)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	58,365

Change in net unrealized appreciation (depreciation)	(2,393,570)

Net realized and unrealized gain (loss)	(2,335,205)

Net increase (decrease) in net assets resulting from operations	$(2,383,499)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2008 to March 31, 2008
From operations
Net investment income (loss)	$(48,294)
Net realized gain (loss)	58,365
Change in net unrealized appreciation (depreciation)	(2,393,570)

Net increase (decrease) in net assets resulting from operations	(2,383,499)

From unitholder transactions
Proceeds from units issued	16,002,808
Cost of units redeemed	(3,564,422)

Net increase (decrease) in net assets from unitholder transactions	12,438,386

Net increase (decrease) in net assets	10,054,887

Net Assets
Beginning of period	28,871,208

End of period	$38,926,095

Number of units
Outstanding-beginning of period	1,344,258
Issued	809,494
Redeemed	(179,645)

Outstanding-end of period	1,974,107

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2008 to March 31, 2008
Investment income†	$—
Expenses(†)††	(0.03)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	(1.73)

Net increase (decrease) in unit value	(1.76)
Net asset value at beginning of period	21.48

Net asset value at end of period	$19.72

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.63%
Ratio of net investment income (loss) to average net assets*	(0.63)%
Portfolio turnover**†††	2%
Total return**	(8.19)%
Net assets at end of period (in thousands)	$38,926

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

1. Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. Since December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”) acts as trustee of the Collective Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the ABA Retirement Funds program (the “Program”). Ten separate collective investment funds (the “Funds”), the Structured Portfolio Service (the “Portfolios”) and the Retirement Date Funds (also the “Funds”) are established under the Trust. The Structured Portfolio Service terminated on March 28, 2008 as described in Note 8. The Structured Portfolio Service offered three approaches to diversifying investments by stipulating various allocations among the Funds. The Retirement Date Funds are a group of five balanced investment funds that invest in a series of SSgA funds, each of which is designed to correspond to a particular time horizon to retirement. The Funds and the Portfolios are investment options under the Program, which is sponsored by the ABA Retirement Funds (“ARF”) (formerly called the American Bar Retirement Association). The objectives and principal strategies of the Funds and the Portfolios are as follows:

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of March 31, 2008, 43.6% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of March 31, 2008, 32.8% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of March 31, 2008, 24.2% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of March 31, 2008, 5.9% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

In seeking its objective, each Structured Portfolio Service conducted a monthly pre-determined investment rebalancing in the Funds.

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

The Retirement Date Funds utilize a broad range of asset classes and an annual rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to retirement. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies with low tracking error. Each of the Funds currently invests 100% of its assets in a separate State Street Bank and Trust Company collective investment fund listed below.

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

Notes to Financial Statements—(Continued)

(Unaudited)

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

Funds in the Trust that participate in securities lending may invest cash collateral invested in the State Street Quality D Short-Term Investment Fund (“Quality D”). State Street Bank and Trust Company serves as the Trustee for Quality D. For purposes of daily admissions and redemptions, the short-term portfolio instruments in Quality D are valued on the basis of amortized cost, which approximates fair value. Issuances and redemptions of participant units are made on each business day (“valuation date”). Participant units are all purchased and redeemed at a constant net asset value of $1.00 per unit. In the event that a significant disparity develops between the constant net asset value and the market based net asset value of the Fund, the Trustee of Quality D may determine that continued redemption at a constant $1.00 net asset value would create inequitable results for the Fund’s unit holders. In these circumstances, the Trustee of Quality D, in its sole discretion and acting on behalf of the Fund’s unit holders, may direct that units be redeemed at the market-based net asset value until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial. State Street collective investment funds, in which the Funds in the Trust invest, participate in securities lending and may also invest their cash collateral in Quality D or in the State Street Super Collateral Short-Term Investment Fund (“Super C”). The financial statements of Quality D and Super C are available from State Street Bank upon request.

The Trust may offer and sell an unlimited number of units representing interests in separate Funds of the Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

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

Certain other types of securities, including those discussed, may be priced using a pricing matrix to determine the value of fixed income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds. Each of these funds may, under certain circumstances, use fair value pricing in determining their net asset values.

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

The American Bar Association Members / State Street Collective Trust adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”),

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

effective January 1, 2008, which governs the application of generally accepted accounting principles that require fair value measurements of the Fund’s assets and liabilities. Fair value is an estimate of the price the Fund would receive upon selling a security in a timely transaction to an independent buyer in the principal or most advantageous market of the security. FAS 157 established a three-tier hierarchy based on the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value including such a pricing model and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Various inputs are used in determining the value of the Fund’s investments. These inputs are summarized in the three broad levels as follows:

•	Level 1 – quoted prices in active markets for identical securities

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, etc.)

•	Level 3 – significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)

The Fund may record changes to valuations based on the amount that it might reasonably be expected to receive for a security upon its current sale consistent with the fair value measurement objective. Each determination is based on a consideration of all relevant factors, which are likely to vary from one pricing context to another. Examples of such factors may include, but are not limited to the type of the security, the existence of any contractual restrictions on the security’s disposition, the price of comparable companies, quotations or evaluated prices from broker-dealers and/or pricing services, information obtained from the issuer, analysts, and/or the appropriate stock exchange (for exchange-traded securities), an analysis of the company’s financial statements, an evaluation of the forces that influence the issuer and the market(s) in which the security is purchased and sold, and with respect to debt securities, the maturity, coupon, creditworthiness, currency denomination, and the movement of the market in which the security is normally traded. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value determined upon sale of those investments.

Stable Asset Return Fund Valuation Inputs	Investments in Securities at Fair Value
Level 1—Quoted Prices	$—
Level 2—Other Significant Observable Inputs	908,865,947
Level 3—Significant Unobservable Inputs	—

Total	$908,865,947

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Intermediate Bond Fund Valuation Inputs	Investments in Securities at Fair Value	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments*
Level 1—Quoted Prices	$2,582,500	$(1,360,439)
Level 2—Other Significant Observable Inputs	590,775,117	5,157,283
Level 3—Significant Unobservable Inputs	—	(336,325)

Total	$593,357,617	$3,460,519

Intermediate Bond Fund Level 3 Roll Forward	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments*
Balance as of January 1, 2008	$—
Accrued discounts/premiums	—
Realized gain (loss) and change in unrealized appreciation (depreciation)	(336,325)
Net purchases (sales)	—
Net transfers in and/or out of Level 3	—

Balance as of March 31, 2008	$(336,325)

*	Other financial instruments are derivative instruments including forward foreign currency exchange contracts, futures contracts and interest rate swap contracts, which are valued at the unrealized appreciation/depreciation on the instrument.

	Investments in Securities at Fair Value
Valuation Inputs	Balanced Fund	Large-Cap Value Equity Fund	Large-Cap Growth Equity Fund
Level 1—Quoted Prices	$211,884,796	$268,540,319	$407,485,964
Level 2—Other Significant Observable Inputs	217,730,232	129,325,172	278,006,911
Level 3—Significant Unobservable Inputs	—	—	—

Total	$429,615,028	$397,865,491	$685,492,875

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

	Investments in Securities at Fair Value
Valuation Inputs	Index Equity Fund	Mid-Cap Value Equity Fund
Level 1—Quoted Prices	$—	$68,205,370
Level 2—Other Significant Observable Inputs	357,481,616	31,548,877
Level 3—Significant Unobservable Inputs	—	512,577

Total	$357,481,616	$100,266,824

Mid-Cap Value Equity Fund Level 3 Roll Forward	Investments in Securities at Fair Value
Balance as of January 1, 2008	$515,947
Accrued discounts/premiums	—
Realized gain (loss) and change in unrealized appreciation (depreciation)	(3,370)
Net purchases (sales)	—
Net transfers in and/or out of Level 3	—

Balance as of March 31, 2008	$512,577

	Investments in Securities at Fair Value
Valuation Inputs	Mid-Cap Growth Equity Fund	Small-Cap Equity Fund	International Equity Fund
Level 1—Quoted Prices	$116,874,976	$210,178,149	$29,656,369
Level 2—Other Significant Observable Inputs	43,896,853	154,054,844	262,630,214
Level 3—Significant Unobservable Inputs	—	—	—

Total	$160,771,829	$364,232,993	$292,286,583

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

	Investments in Securities at Fair Value
Valuation Inputs	Lifetime Income Retirement Date Fund	2010 Retirement Date Fund	2020 Retirement Date Fund
Level 1—Quoted Prices	$—	$—	$—
Level 2—Other Significant Observable Inputs	33,052,363	58,977,427	91,668,379
Level 3—Significant Unobservable Inputs	—	—	—

Total	$33,052,363	$58,977,427	$91,668,379

	Investments in Securities at Fair Value
Valuation Inputs	2030 Retirement Date Fund	2040 Retirement Date Fund
Level 1—Quoted Prices	$—	$—
Level 2—Other Significant Observable Inputs	65,419,467	38,952,055
Level 3—Significant Unobservable Inputs	—	—

Total	$65,419,467	$38,952,055

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

SAFT may invest in guaranteed investment contracts (“Traditional GIC” or “GICs”), bank investment contracts and/or a wrapped portfolio of fixed income instruments (“Synthetic Investment Contracts” or “Synthetic GICs”). Collectively, these contracts are referred to as investment contracts.

A bank investment contract is an investment contract issued by a bank, with features (other than annuity provisions) comparable to a GIC.

A synthetic GIC is a wrap contract paired with an underlying investment or investments, usually a portfolio of high-quality, intermediate term fixed income securities. The portfolio is owned by SAFT. SAFT purchases a wrapper contract from an insurance company or other financial services institution. The portfolio, coupled with the wrap contract, attempts to replicate the characteristics of a traditional GIC. A synthetic GIC attempts to protect principal and accumulated interest and credits a stated interest rate for a specified period of time (e.g. monthly or

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

quarterly). Investment gains and losses are amortized over the expected duration through the calculation of the interest rate applicable to SAFT on a prospective basis (the “Crediting Rate”). The Crediting Rate is primarily based on the current yield-to-maturity of the covered investments, plus or minus amortization of the difference between the market value and contract value of the covered investments over the duration of the covered investments at the time of computation. The Crediting Rate is most impacted by the change in the annual effective yield to maturity of the underlying securities, but is also affected by the differential between the contract value and the market value of the covered investments. This difference is amortized over the duration of the covered investments. Depending on the change in duration from each reset period, the magnitude of the impact to the Crediting Rate of the contract to market difference is heightened or lessened. The Crediting Rate can be adjusted periodically and is usually adjusted either monthly or quarterly, but in no event is the Crediting Rate less than zero.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

At March 31, 2008, all investment contracts held by SAFT were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the Trust’s fully benefit-responsive investment contracts during 2008 is reflected below:

	March 31, 2008	December 31, 2007	Change
Net assets at fair value	$908,559,767	$877,984,124	30,575,643
Net assets (at contract value)	914,059,181	880,338,231	33,720,950
Adjustment to contract value	5,499,414	2,354,107	3,145,307

Sensitivity Analysis

The following tables are intended to provide the analyses of the sensitivity of Crediting Rate to future interest changes. These are estimates calculated based on current Crediting Rate calculations, and are not intended to serve as a projection or guarantee of future rates of return to be earned by the Fund.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2008	4.54%
June 30, 2008		4.35%	4.51%	4.70%	4.73%
September 30, 2008		4.10%	4.41%	4.89%	5.06%
December 31, 2008		3.89%	4.31%	5.05%	5.35%
March 31, 2009		3.71%	4.23%	5.18%	5.61%

Hypothetical change in current yield and 10% participant transactions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2008	4.54%
June 30, 2008		4.58%	4.62%	4.52%	4.39%
September 30, 2008		4.31%	4.50%	4.73%	4.76%
December 31, 2008		4.07%	4.39%	4.91%	5.09%
March 31, 2009		3.86%	4.30%	5.06%	5.38%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	3.23%
Based on interest rate credited to participants (2)	4.11%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on March 31, 2008 by the fair value of investments on March 31, 2008.
(2)	Computed by dividing the annualized one-day earnings credited to participants on March 31, 2008 by the fair value of investments on March 31, 2008.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. Based on its analysis, management has determined that as of March 31, 2008 the Collective Trust did not have any tax liabilities. However,

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof.

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

At March 31, 2008, the Intermediate Bond Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar Futures	172	$41,241,616	September 2008	$857,535
90 Day Eurodollar Futures	138	32,937,846	September 2009	673,779
90 Day Eurodollar Futures	226	54,638,616	December 2009	248,309

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Germany Federal Republic Bonds 5yr	7	$1,234,679	June 2008	$(13,550)
Germany Federal Republic Bonds 10yr	62	11,441,687	June 2008	(77,766)
U.K. Treasury Bonds	49	10,864,011	June 2008	(35,422)
U.S. Treasury Notes 10yr	743	86,649,757	June 2008	1,732,414

				$3,385,299

Short
U.S. Treasury Notes 2yr	(946)	$(202,854,428)	June 2008	$(210,385)
U.S. Treasury Bond Futures	(778)	(90,957,062)	June 2008	(1,466,907)
90 Day Eurodollar Futures	(152)	(36,941,799)	December 2008	(237,401)
Euro Currency Future	(480)	(115,375,244)	June 2008	(1,900,756)

				$(3,815,449)

				$(430,150)

I. Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of March 31, 2008, the Intermediate Bond Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Pound Sterling	2,332,000	$4,628,554	04/03/2008	$742
Purchase	JapaneseYen	29,000,000	289,407	04/03/2008	1,084
Purchase	JapaneseYen	800,000,000	8,253,975	04/03/2008	(240,412)
Purchase	Mexican Peso	50,039	4,641	07/10/2008	6
Sale	Euro Currency	1,530,000	2,319,212	04/03/2008	(98,474)
Sale	Pound Sterling	2,380,000	4,721,220	04/03/2008	(3,361)
Sale	JapaneseYen	291,717,000	3,000,000	05/12/2008	70,975
Sale	JapaneseYen	1,213,881,000	11,512,747	04/03/2008	(646,642)
Sale	JapaneseYen	179,192,580	1,785,000	05/12/2008	(14,207)

					$(930,289)

J. Interest Rate Swap Contracts

The Intermediate Bond Fund may invest in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange of commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Swap contracts typically have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Periodic cash settlements on interest rate swaps are recorded as adjustments to realized gains or losses as are any up front payments which are recorded upon termination of the swap contract.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

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

At March 31, 2008, the Intermediate Bond Fund held the following interest rate swap contracts:

Notional	Net	Swap	Termination	Rate Type	Fixed	Unrealized Appreciation/
Amount	Cost	Counterparty	Date	Floating Rate	Rate	(Depreciation)
8,000,000 AUD	$30,322	UBS (a)	03/15/2011	6 Month AUD BBR	7.500%	$17,334
15,100,000 BRL	(137,999)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (c)	10.115%	(532,999)
6,000,000 BRL	(54,294)	UBS (a)	01/02/2012	CDI-Brazil (c)	10.575%	(161,964)
9,600,000 BRL	(47,305)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (c)	12.540%	(27,560)
21,400,000 BRL	(113,331)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (c)	12.540%	(53,557)
6,800,000 EUR	(122,671)	Morgan Stanley (b)	06/16/2014	6 Month EUR LIBOR	4.000%	262,771
1,000,000 EUR	6,972	Barclays (a)	06/15/2010	6 Month EUR LIBOR	4.500%	4,353
400,000 EUR	(28,053)	Morgan Stanley (a)	06/18/2034	6 Month EUR LIBOR	4.500%	149
2,800,000 GBP	17,148	Morgan Stanley (a)	09/18/2009	6 Month GBP LIBOR	6.000%	41,792
600,000 GBP	2,847	Barclays (a)	09/17/2013	6 Month GBP LIBOR	5.000%	2,578
4,800,000 GBP	(82,606)	Barclays (a)	09/17/2011	6 Month GBP LIBOR	4.500%	(7,647)
110,000,000 JPY	(25,931)	Barclays (b)	06/20/2017	6 Month JPY LIBOR	2.000%	(30,648)
260,000,000 JPY	(50,082)	UBS (b)	06/20/2017	6 Month JPY LIBOR	2.000%	(83,650)
108,000,000 MXN	22,578	Merrill Lynch (a)	11/04/2016	MXN-TIIE-Banxico (d)	8.170%	216,764
2,000,000 USD	(98,000)	Barclays (b)	06/18/2038	3 Month USD LIBOR	5.000%	(8,535)
11,300,000 USD	(196,846)	Lehman (b)	06/18/2015	3 Month USD LIBOR	5.000%	(662,895)
140,000,000 USD	(1,075,125)	Barclays (a)	06/18/2013	3 Month USD LIBOR	4.000%	5,007,308
27,700,000 USD	177,834	Bank of America (a)	06/18/2013	3 Month USD LIBOR	4.000%	600,176
196,000,000 USD	(4,084,640)	Morgan Stanley (b)	06/18/2010	3 Month USD LIBOR	4.000%	(1,745,664)
21,700,000 USD	354,795	Merrill Lynch (a)	06/18/2013	3 Month USD LIBOR	4.000%	254,693
18,700,000 USD	578,758	Morgan Stanley (a)	06/18/2018	3 Month USD LIBOR	5.000%	759,221
16,500,000 USD	(165,605)	Morgan Stanley (a)	06/18/2013	3 Month USD LIBOR	4.000%	629,041
8,800,000 USD	(14,432)	Citibank (b)	06/18/2038	3 Month USD LIBOR	5.000%	(454,323)
6,200,000 USD	(149,110)	Lehman (b)	06/18/2023	3 Month USD LIBOR	5.000%	(210,381)
13,200,000 USD	(878,196)	Citibank (b)	06/18/2023	3 Month USD LIBOR	5.000%	112,828
2,000,000 USD	3,900	Merrill Lynch (b)	01/23/2009	12 Month USD LIBOR	4.500%	122,052
13,300,000 USD	(913,311)	Bank of America (b)	06/18/2023	3 Month USD LIBOR	5.000%	142,144
16,800,000 USD	777,336	Citibank (a)	06/18/2018	3 Month USD LIBOR	5.000%	424,699
26,800,000 USD	1,259,600	Merrill Lynch (a)	06/18/2018	3 Month USD LIBOR	5.000%	657,932
12,800,000 USD	57,805	Merrill Lynch (a)	05/21/2009	3 Month USD LIBOR	5.500%	(458,377)
400,000 EUR	109	UBS (a)	10/15/2010	CPI - France (e)	2.145%	3,323

	$(4,947,533)					$4,820,958

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	Fund receives the floating rate and pays the fixed rate.
(c)	CDI – Brazil is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(d)	MXN – TIIE – Banxico is the Mexican Peso Floating Rate as published by El Banco de Mexico.
(e)	CPI – France is the Consumer Price Index of France.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

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

For the three month period ended March 31, 2008, the Fund had not written any call options or entered into any swaption contracts.

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

N. Recent Accounting Pronouncement

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position and financial performance. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently in the process of determining the impact of the standard on the Collective Trust’s financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

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

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees paid to each investment advisor during the three month period ended March 31, 2008 are listed below.

Investment Advisor	Fee Rate Range Highest to Lowest
AllianceBernstein L.P. (Large-Cap Value Equity)	.50% to .15%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)	.50% to .225%*
JP Morgan Fleming Asset Management Limited (International Equity)	.75% to .45%
Pacific Investment Management Company (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%
Smith Asset Management Group, LP (Small-Cap Equity)	.85% to .45%
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	.50% to .35%
Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%
Wellington Management Company LLP (Mid-Cap Value Equity)	.75% to .55%
Wellington Management Company LLP (Small-Cap Equity)	.90% to .70%

*	Subject to a 5% reduction based on aggregate fees.

Investment Advisor	Fees for the Period Ended March 31, 2008
AllianceBernstein L.P. (Large-Cap Value Equity)	$185,650
Capital Guardian Trust Company (Balanced)	133,000
Capital Guardian Trust Company (Large-Cap Growth Equity)	115,867
J.P. Morgan Fleming Asset Management Limited (International Equity)	217,945
Pacific Investment Management Company (Intermediate Bond)	325,189
Philadelphia International Advisors LP (International Equity)	162,163
Smith Asset Management Group, LP (Small-Cap Equity)	174,624
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	202,569
Turner Investment Partners (Mid-Cap Growth Equity)	183,168
Wellington Management Company LLP (Mid-Cap Value Equity)	124,768
Wellington Management Company LLP (Small-Cap Equity)	250,881

$2,075,824

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

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

The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the period ended March 31, 2008:

Value of Program Assets	Rate of ARF Program Fee
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4.0 billion	.015%

ARF received Program fees of $426,494 for the three month period ended March 31, 2008. These fees are allocated to each Fund based on net asset value.

The State Street Bank Program fee is based upon the following schedule:

Value of Program Assets	Rate of State Street Bank Program Fee
First $2.0 billion	.40%
Next $1.0 billion	.31%
Next $1.0 billion	.21%
Over $4.0 billion	.13%

For the three month period ended March 31, 2008, State Street Bank received program fees of $3,191,037.

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

A fee is paid to State Street Bank for its management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the net assets of the Funds. The trustee, management and administrative fees attributable to the Funds held in the Structured Portfolio Service were also accrued and paid from the Funds at the following rates:

Value of Assets in all Funds	Rate
First $1.0 billion	.217%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the period ended March 31, 2008, State Street Bank received trustee, management and administration fees of $921,560.

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the period ended March 31, 2008, State Street Bank received Retirement Date Fund management fees of $50,849.

The Portfolios of the Structured Portfolio Service were not charged a separate trustee, management, administration or program fee.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Period Ended March 31, 2008
	Purchases	Sales
Balanced Fund	$29,616,585	$41,190,409
Index Equity Fund	1,615,849	42,364,799
Intermediate Bond Fund	57,368,167	22,775,277
International Equity Fund	26,590,085	43,369,611

Large-Cap Growth Equity Fund	49,677,512	73,382,611
Large-Cap Value Equity Fund	11,820,721	33,401,952
Mid-Cap Growth Equity Fund	52,755,879	46,739,602
Mid-Cap Value Equity Fund	8,042,930	14,226,403
Small-Cap Equity Fund	76,326,562	84,127,842
Conservative Structured Portfolio Service*	4,353,935	71,088,135
Moderate Structured Portfolio Service*	8,116,321	245,900,999
Aggressive Structured Portfolio Service*	4,292,460	174,981,666
Lifetime Income Retirement Date Fund	17,855,805	3,215,292
2010 Retirement Date Fund	24,462,723	2,408,052
2020 Retirement Date Fund	47,326,911	2,032,963
2030 Retirement Date Fund	25,011,641	792,694
2040 Retirement Date Fund	13,037,678	642,550

*	Sales include liquidation of portfolios.

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the Period Ended March 31, 2008
	Purchases	Sales
Intermediate Bond Fund	$1,299,166,950	$1,371,197,264

5. Risks Associated with Investments of the Trust

The Funds of the Trust to the extent invested in the equity markets are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For instance, smaller companies may be impacted by economic conditions more severely. Foreign securities risks include less investor protections, government failure or nationalization of businesses, exchange rate risk and exchange restrictions, poorly developed financial reporting requirements, broker/dealer regulation, or foreign government taxation, financial markets or legal systems. Certain Funds, in addition to the more general risks associated with equity investing, are subject to the more particular risks associated with investing in value stocks or growth stocks, as different types of stocks tend to shift into and out of favor depending on market and economic conditions. The value of the Funds to the extent so invested in the equity markets will fluctuate, and the holders of units in the Funds should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

The Funds, to the extent invested in fixed income securities, are subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

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

Fixed-income securities, including corporate bonds, also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Funds invest in securities with medium or lower credit qualities, they are subject to a higher level of credit risk than investments in investment-grade securities. In addition, the credit quality of non investment-grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity and the value of the Funds will reflect this volatility. Moreover, the Fund relies to a significant extent on ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest. There may be limitations on the quality of such ratings. For instance, certain asset backed securities such as subprime CMOs and securities backed by bond insurance that initially received relatively high ratings were, in connection with the 2007 credit markets turbulence, subsequently were significantly downgraded. There is a risk of loss associated with securities even if initially highly rated, particularly in the case of collateralized debt obligations and other structured-finance investments that are often of relatively higher complexity.

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

At March 31, 2008, the Funds’ market value of securities on loan and collateral received for securities loaned was as follows:

Fund	Market Value of Loaned Securities	Collateral Value
Balanced*	$39,230,391	$40,300,153
Intermediate Bond*	25,535,664	26,064,873
International Equity	30,697,026	32,144,281
Large-Cap Growth Equity*	78,768,389	80,632,218
Large-Cap Value Equity*	43,130,426	44,231,769
Mid-Cap Growth Equity*	38,684,943	39,587,952

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Fund	Market Value of Loaned Securities	Collateral Value
Mid-Cap Value Equity*	30,567,348	31,418,031
Small-Cap Equity*	135,189,133	138,871,202

As discussed in Note 1, the investments in Quality D have been reported at a constant $1.00 net asset value per unit. At March 31, 2008 the market value of the investments in Quality D, as reported by its trustee, was approximately 98.72% of amortized cost.

*	Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. The Funds receive a fee from the Borrowers to compensate for the revenue lost from the inability to generate income from the investment of cash collateral. Non-cash collateral can be held in the form of securities issued or guaranteed by the United States Government or its agencies or instrumentalities, convertible bonds denominated in US dollars, cash, irrevocable bank letters of credit issued by a person other than the borrower or an affiliate of the borrower, or Tri-party agreements backed by securities issued or guaranteed by the United States government or its agencies. Non-cash collateral held at March 31, 2008 was in amounts as follows:

Fund	Non-Cash Collateral Value
Balanced	$260,836
Large-Cap Growth Equity	6,816,975
Large-Cap Value Equity	632,225
Mid-Cap Growth Equity	551,070
Mid-Cap Value Equity	461,061
Small-Cap Equity	1,779,004

Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

7. Participant Ownership

As of March 31, 2008, a participant owned 5.92% of the outstanding units of the 2010 Retirement Date Fund.

8. Structured Portfolio Service Termination

The offering of the Structural Portfolio Service consisting of the Conservative, Moderate and Aggressive Portfolios was terminated on March 28, 2008. Participants in the portfolios of the Structured Portfolio Service were given an opportunity to direct the transfer of their assets so invested into other investment options prior to the termination. Any assets not subject to a valid direction to be transferred to another investment option and hence remaining in the portfolios of the Structured Portfolio Service as of the date of their termination were transferred to the Funds underlying the portfolios of the Structured Portfolio Service in accordance with such Funds’ respective weightings in such portfolios.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarter Ended March 31, 2008

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

For the quarter ended March 31, 2008, the Stable Asset Return Fund experienced a total return, net of expenses, of 1.02%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 1.10% for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise the index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark for the quarter ended March 31, 2008. The underperformance was due in part to an underweight allocation to money market securities in an environment of relatively high money market rates, which resulted in outperformance by money market securities of longer-end securities throughout the quarter. The effect of Fund expenses also lowered total return as compared to the combination benchmark. During the quarter, the yield curve continued to steepen and treasury yields fell across the curve; the two year treasury yield finished the quarter yielding approximately 1.46% less than at the quarter’s beginning. The volatility and market uncertainty that characterized the later part of 2007 continued during the first quarter of 2008. The Federal Reserve eased dramatically during the quarter and reduced the federal funds rate 125 basis points.

In this continuing volatile environment, the focus of the Fund’s trades during the quarter was on rotating out of more potentially volatile sectors and maintaining liquidity. Commercial mortgage-backed securities exposure was reduced by approximately 5.5%. Investment was primarily in the agency mortgage sector, with roughly 13% added to this exposure. The increase was executed through the use of the SSgA Lehman Brothers Mortgage Index Fund; it is a highly liquid, sizeable portfolio whose investments are benchmarked to the Lehman Brothers mortgage index, primarily consisting of mortgage pass-through securities. The agency mortgage sector is high quality, exhibits lower market value volatility than other structured products, provides yield to support the crediting rate, and is a sector which may recover more quickly than others once the market begins to normalize.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a diversified portfolio of fixed-income securities.

For the quarter ended March 31, 2008, the Intermediate Bond Fund experienced a total return, net of expenses, of 4.15%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of 2.17% for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The Intermediate Bond Fund, which is advised by Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index for the quarter ended March 31, 2008.

Interest rate strategies added value during the quarter by emphasizing shorter maturities with an overweight duration positioning. The portfolio’s allocation to shorter maturities in the U.S., the U.K. and the Eurozone was positive for returns as short-term rates in those areas decreased and their respective yield curves steepened over the quarter.

Sector strategies had mixed results. An overweight to high quality agency-backed mortgages was the largest detractor from performance as mortgage spreads widened due to heightened volatility across financial markets and forced selling by many in the market. A modest allocation to real return bonds contributed to the portfolio’s returns, as TIPS gained from falling real yields and strong inflation accruals. A modest exposure to high yield bonds detracted from returns as investors continued to worry about the impact of a housing recession and surging raw material prices. Finally, currency exposure, especially emerging market currencies, was a modest positive for returns as the U.S. dollar weakened due to slowing growth and falling rates.

Balanced Fund

The Balanced Fund invests in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the quarter ended March 31, 2008, the Balanced Fund experienced a total return, net of expenses, of (4.71%). By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of (4.91%) for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the quarter ended March 31, 2008, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, outperformed the Russell 1000 Index.

U.S. stocks fell for the second consecutive quarter as concerns about a slowing economy, inflation and crises within the financial markets weighed heavily on investors. Despite unprecedented action by the Federal Reserve and other agencies to keep markets functioning and maintain investor confidence, all ten stock sectors declined. The Standard & Poor’s 500 Index slid 9.4% and measures of volatility rose to levels not seen since 2002.

The stock market declined amid the continued outpouring of a loss of confidence in bond insurers, worries about a looming recession and bad news from financial firms that culminated in the downfall of Bear Stearns. In response, private and public institutions alike took steps to restore support to the financial system. The Fed slashed the fed funds rate from 4.25% to 2.25%, opened its lending window to primary dealers, and said it would provide backstop financing for a JPMorgan Chase buyout of Bear Stearns. Agencies affirmed structured bond ratings. Congress passed a one-time income tax rebate and other stimulus measures, and the Treasury Department proposed to overhaul the financial regulatory system. Amid the financing crisis, Visa was able to raise $19.7 billion in an initial public offering.

The weak dollar, record gold and oil prices and high food costs combined to spur inflation fears and allusions to the economic downturns of the 1970s. The median home price declined in 2007 for the first time in at least four decades, and job losses increased.

Half of the equity sectors posted double-digit losses, with telecommunication services tumbling as investors feared a pricing war among mobile carriers. Technology shares slid on concerns about the consumer and as investors gave a lukewarm response to Microsoft’s $45 billion bid for Yahoo, while financial shares continued to struggle. Overseas demand for chemicals and steel mitigated losses in the materials sector. Consumer staples stocks saw the smallest declines.

The portfolio was held back primarily by stock selection among financials, including investment banks and bond insurers. (The losses were mitigated, however, by the portfolio not holding some of the lower quality companies in those industries.) In addition, stock selection and the underweight position in consumer staples held back relative performance. Portfolio returns were helped by stock selection in the health care and materials sectors.

For the quarter ended March 31, 2008, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index.

Interest rate strategies added value during the quarter by emphasizing shorter maturities with an overweight duration positioning. The portfolio’s allocation to shorter maturities in the U.S., the U.K. and the Eurozone was positive for returns as short-term rates in those areas decreased and their respective yield curves steepened over the quarter.

Sector strategies had mixed results. An overweight in high quality agency-backed mortgages was the largest detractor from performance as mortgage spreads widened due to heightened volatility across financial markets and forced selling by many in the market. A modest allocation to real return bonds contributed to the portfolio’s returns, as TIPS gained from falling real yields and strong inflation accruals. A modest exposure to high yield bonds detracted from returns as investors continued to worry about the impact of a housing recession and surging raw material prices. Finally, currency exposure, especially emerging market currencies, was a modest positive for returns as the U.S. dollar weakened due to slowing growth and falling rates.

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

For the quarter ended March 31, 2008, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of (9.90%). By comparison, the Russell 1000 Value Index produced an investment record of (8.72%) for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the quarter ended March 31, 2008, the actively managed portion of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index.

Relative returns were hurt by positions in Merck, Sprint and Idearc. Shares of Merck declined as investors reacted negatively to a presentation at a cardiologists’ conference of a study of the company’s joint venture with Schering-Plough and their anti-cholesterol drug Vytorin, a combination of Merck’s Zocor drug and Schering-Plough’s Zetia; the study resulted in a panel recommendation to de-emphasize the use of Vytorin versus other validated drugs. Sprint posted a quarterly loss resulting from larger-than-expected subscriber losses and a large goodwill write-off relating to its Nextel acquisition. Printing and publishing company Idearc was dragged down by management’s lower sales guidance and balance sheet concerns.

Relative performance was helped by positions in Owens-Illinois and ArcelorMittal. Shares of Owens-Illinois rose after the producer of glass containers and specialty packaging materials posted a lower-than-expected fourth-quarter loss, buoying investor optimism surrounding the company’s turnaround. ArcelorMittal benefited from increasing steel prices and strong industry demand.

The performance of the indexed portion of the Large-Cap Value Equity Fund for the quarter ended March 31, 2008 was consistent with the Russell 1000 Value Index after taking into account expenses.

Large-Cap Growth Equity Fund

The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization companies which, for purposes of management of the Fund, are considered to be those with market capitalization greater than $1 billion at the time of purchase that are believed to have strong earnings growth potential. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Large-Cap Growth Equity Fund (approximately 331 /3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those Russell 1000 securities with a greater-than-average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed in two portions of approximately 33 1/3% each of the assets of the Fund, subject to differences in relative performance. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

For the quarter ended March 31, 2008, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of (10.74%). By comparison, the Russell 1000 Growth Index produced an investment record of (10.18%) for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the quarter ended March 31, 2008.

U.S. growth stocks had their worst quarter in five years as concerns about a slowing economy, rising inflation and crises within the financial markets weighed heavily on investors. Despite unprecedented action by the Federal Reserve and other agencies to keep markets functioning and maintain investor confidence, all ten stock sectors declined. The stock market declined amid the continued worries about a looming recession, the loss of confidence in bond insurers and bad news from financial firms that culminated in the downfall of Bear Stearns. In response, the Fed slashed the federal funds rate from 4.25% to 2.25%, expanded lending to primary dealers, and said it would provide term financing for JPMorgan Chase’s buyout of Bear Stearns. Congress passed a one-time income tax rebate and other stimulus measures, and the Treasury Secretary proposed to overhaul the financial regulatory system. Amid the financing crisis, Visa was able to raise $19.7 billion in an initial public offering.

The weak dollar, record gold and oil prices and high food costs combined to spur inflation fears and allusions to the economic downturns of the 1970s. The median home price declined in 2007 for the first time in at least four decades, and job losses increased.

Half of the equity sectors posted double-digit losses. Technology dropped on investors’ lukewarm response to Microsoft’s $45 billion bid for Yahoo, exacerbated by declines in Apple, Google and Cisco Systems, all of which tumbled on worries about consumer and business spending. Financial shares continued to struggle, and health care stocks slid after Merck fell on weak earnings and product concerns and as managed care providers gave disappointing outlooks. Consumer staples notched the smallest loss, while materials and energy stocks fell less than the benchmark as demand for the underlying commodities increased.

The portfolio outperformed the benchmark due to stock selection in health care. Selection among technology stocks also helped, though the relative gains were somewhat offset by the overweight position in the sector. The underweight position and stock selection in consumer staples detracted from relative results, as did stock selection in the consumer discretionary sector.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price Associates, Inc., underperformed the Russell 1000 Growth Index for the quarter ended March 31, 2008, although its performance relative to the benchmark improved significantly commencing in mid-March. It gained approximately 200 basis points in five trading days following the Fed’s intervention and closed the quarter strong.

The primary source of underperformance was sector allocation. In fact, stock selection for the period was positive. Similar to the fourth quarter of 2007, the best performing sectors were consumer staples, materials and energy as record high energy and commodity prices, record lows in the U.S. dollar and the perceived recession-resistant characteristics of consumer staples companies were key drivers of the market action. The portfolio was underweighted in all three because of skepticism about the sustainability of some of the imbedded growth expectations or because of valuation concerns.

In the consumer discretionary sector, stock selection detracted from relative performance. Amazon.com gave back some of its gains from 2007 due to concerns over U.S. consumer spending.

In information technology, an overweight sector allocation as well as stock selection detracted from relative performance, notably in Internet software and services. Holdings in the sector include Google and Microsoft. Google suffered due to weakness in its U.K. revenues, while Microsoft was hurt during its high-profile efforts to acquire Yahoo!

Stock selection drove relative outperformance in health care, notably in biotechnology, where an overweight position also proved beneficial. Holdings included Gilead Sciences, Genentech, and Celgene. Gilead Sciences reported solid quarterly and year-over-year performance, Genentech benefited from the FDA’s approval of Avastin for the treatment of advanced breast cancer, and Celgene performed well due to accelerated sales of Revlimid (its successful drug used for the treatment of multiple myeloma).

Finally, stock selection in capital markets and wireless telecommunication services also contributed to relative results.

The performance of the indexed portion of the Fund for the quarter ended March 31, 2008 was consistent with the Russell 1000 Growth Index after taking into account expenses.

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

For the quarter ended March 31, 2008, the Index Equity Fund experienced a total return, net of expenses, of (9.62)%. By comparison, the Russell 3000 Index produced an investment record of (9.52%) for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The performance of the Index Equity Fund for the quarter ended March 31, 2008 was consistent with the Russell 3000 Index after taking into account expenses.

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

For the quarter ended March 31, 2008, the Mid-Cap Value Equity Fund, which is advised with the assistance of Wellington Asset Management Company, LLP, experienced a total return, net of expenses, of (14.85%). By comparison, the Russell Mid-Cap Value Index produced an investment record of (8.64%) for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portfolio underperformed by trailing in eight of the ten sectors during a difficult market environment for value investors. Positive relative results from two sectors, including telecommunication services and materials, were outweighed by the negative relative performance from the financials, industrials, and energy sectors. Detractors from performance included security selection within the financials sector as the portfolio’s position in non-benchmark name Ambac Financial hurt relative performance. Shares of Ambac declined during the quarter as the market had mixed reactions to the company’s plans to recapitalize. Industrials holdings also detracted from performance, due in part to weak performance by Northwest Airlines. Northwest Airlines’ earnings struggled and the stock declined 38% as fuel costs increased significantly.

Contributors to performance included the portfolio’s underweight in the telecommunication services sector added to relative performance, due in part to the avoidance of benchmark holdings in Telephone & Data Systems, CenturyTel, and Citizens Communication. The materials sector also benefited from strong holdings like Owens-Illinois, a metal and glass container company. Owens-Illinois continued to advance during the quarter, as tightness in glass supply became more evident.

Mid-Cap Growth Equity Fund

The Mid-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of mid-capitalization companies which, for purposes of management of the Fund, are considered to be those with market capitalizations of between $1 billion and $12 billion at the time of investment that State Street and the Fund’s Investment Advisor believe have strong earnings growth potential. The Mid-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

For the quarter ended March 31, 2008, the Mid-Cap Growth Equity Fund, which is advised with the assistance of Turner Investment Partners, Inc., experienced a total return, net of expenses, of (12.94%). By comparison, the Russell Mid-Cap Growth Index produced an investment record of (10.95%) for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the quarter ended March 31, 2008.

The first quarter was trying for investors as every major domestic equity index (including style and market cap) traded lower. The S&P 500 Index recorded its third monthly loss so far in 2008, finishing the quarter off 9.4%. The pickup in volatility which began in early 2007 continued as over 50% of the trading days resulted in a movement in the market of +/- 1%

or greater. In fact, a one-day rally that propelled the index to a 4.2% gain was the largest since April 2001. This volatility, coupled with significant mortgage write-offs in the financial services sector by major banks and brokerage firms and record commodity prices led to a significant decline in consumer confidence. Excluding March 2003, consumer confidence is at the lowest level in almost 15 years. In an effort to stabilize investor sentiment, both the Fed and the Treasury were quick to act. The Fed lowered the discount and federal funds rates by 3.00% and 2.00%, respectively and offered to lend over $200 billion directly to Wall Street securities firms. Meanwhile, in an effort to dampen the increasing anxiety in the financial markets, the Treasury acted decisively, forcing the sale of Bear Stearns to rival JP Morgan Chase after liquidity issues devastated the large investment bank.

From a market capitalization perspective there was little difference in returns for the quarter, with large-cap stocks, as measured by the Russell 1000 Index, marginally outperforming, declining by 9.5%. Midcap and small cap stocks were not far behind with declines of 10.0% and 9.9%, respectively, as measured by the Russell Midcap and Russell 2000 Index. Style-wise, growth underperformed value across the market cap spectrum with the most pronounced dispersion occurring among small cap stocks where the Russell 2000 Growth Index underperformed the Russell 2000 Value Index by 6.3%.

In an environment that was not particularly kind to stocks in general, the Turner Midcap Growth Equity strategy, which emphasizes earnings growth, was unable to avoid the turmoil in the markets and underperformed versus the benchmark, the Russell Midcap Growth Index, by approximately 1.9% for the quarter. Absolute performance was negative across all of the portfolio sectors, led by the technology sector which mirrored the results of the index sector. When compared to the benchmark, results were mixed as five of the ten portfolio sectors generated excess returns, led by cyclical holdings in the materials & processing, energy and utility sectors. By contrast, traditional growth sectors were impacted the most from the market downturn as the housing contraction and credit fears helped drive down performance. On a relative basis, the technology, consumer discretionary, and healthcare sectors, a combined 42% weight of the portfolio, detracted most from results during the quarter.

The portfolio’s materials and processing holdings provided the greatest amount of excess return versus the benchmark. Holdings within the sector are generally not as economically sensitive as others and usually perform relatively well in declining markets, and this theme was evident in the portfolio during the quarter. Within the sector, commodity-related holdings contributed nicely to results as higher commodity prices allowed companies to increase pricing for their services and products. One holding that did not benefit much from higher commodity prices but nonetheless was the top relative contributor to the sector’s performance was Owens-Illinois Inc. This maker of glass containers and specialty packaging materials posted double-digit gains after the company reported higher sales as a result of increased pricing and favorable currency gains from the weak U.S. dollar. Additionally, new management for the company improved cost efficiencies while paying down debt and settlement claims, freeing up much needed cash flow for the next few years. Two additional holdings in the sector that benefited from higher commodity prices were Steel Dynamics Inc. and Agnico-Eagle Mines Ltd. The U.S. steel manufacturer Steel Dynamics is benefiting from strong demand for flat-rolled steel due to low levels of steel inventory along with lower steel import levels which has led to higher pricing for manufactured steel. Gold producer Agnico-Eagle Mines also posted favorable results, benefiting from historically high prices for gold coupled with expectations to increase production to five times current output levels by the year 2012.

Within the energy sector, two oil and gas holdings contributed the most to results as soaring oil and gas prices hit all-time highs during the quarter. Range Resources Corp. and Quicksilver Resources Inc. were two companies that benefited from the upturn in commodities. Range Resources, an independent oil and gas company, reported its 20th straight quarter of production growth and raised its production growth expectations for 2008 to 15%. The company purchased additional acreage in the Barnett Shale region in Texas, boosting its total acreage to 103,000 acres in the region. The shares of natural gas and crude oil company Quicksilver Resources rose as demand for natural gas increased due to a colder-than-expected winter for most of the U.S. and Canada. This resulted in a 45% increase in sales of natural gas and crude oil from the same quarter last year.

The technology sector was the largest detractor within the portfolio when compared to the benchmark as companies with the highest earnings growth prospects struggled after outperforming in 2007. The sector was also impacted during the quarter from the overall economic slowdown as corporations and consumers began to limit their spending and reduce their budgets for tech-related products and services. Two holdings that were victims of the economic slowdown were Cypress Semiconductor Corp. and Equinix Inc., both double-digit losers. Equinix, a network data center and internet exchange services provider, traded lower as investors reacted and compared the current downturn to the 2001 downturn where many data networking providers were forced out of business. Investors questioned how well the industry would hold up in this declining economy. The portfolio disposed of this security as it came under too much pressure. Chipmaker Cypress was down for the quarter due to its heavy investment in solar company SunPower coupled with softness in its core semiconductor business. The portfolio sold this security after the company missed expectations and reported a 50% decline in fourth quarter profit resulting from the consumer slowdown.

The consumer continues to face significant headwinds with higher energy prices, inflation worries, and rising jobless claims as consumer confidence is at a 15 year low, excluding March 2003. The consumer discretionary sector, the largest sector in the portfolio with a 19% weight, detracted from relative results as there were not many places to hide within the consumer area. Two holdings that came under intense pressure were Focus Media Holding Ltd. and Under Armour Inc. Focus Media, a Chinese advertising company, was down for the quarter after being up 70% for all of 2007. The company came under pressure after reports linking the company to spamming advertisements over mobile phones without gaining consent of the mobile users. Athletic apparel maker Under Armour saw its shares trade lower after announcing plans to shift most of its full-year marketing campaign budget into the first half of 2008, ahead of the anticipated Performance Training footwear launch due out in May. As a result, the company lowered first half 2008 expectations.

The portfolio’s healthcare holdings also lagged the results of the corresponding benchmark holdings as managed care companies tumbled during the quarter evidenced by Humana Inc. As one of the biggest Medicare plan providers, Humana was impacted by news that one of its largest competitors lowered its 2008 outlook substantially due to higher costs in its Medicare full-service plans. Humana also cut its outlook in half a few days later citing higher costs in its Medicare prescription drug plan for the elderly.

Small-Cap Equity Fund

The Small-Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in equity securities of smaller-capitalization companies. Smaller-cap companies, for purposes of management of the Fund, are considered to be those with market capitalization of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Fund may also invest in newly issued securities and securities of seasoned, established companies that appear to have unusual value or appreciation potential. Industry diversification is not an objective of the Small-Cap Equity Fund and the Fund may, at times, be less diversified than the other Funds. A portion of the Fund is invested to replicate the Russell 2000 Index, which is comprised of the 2,000 companies in the Russell 3000 Index with the smallest market capitalization. The remainder of the Fund is actively managed with the assistance of Wellington Management Company, LLP and Smith Asset Management Group, L.P.

For the quarter ended March 31, 2008, the Small-Cap Equity Fund experienced a total return, net of expenses, of (11.45%). By comparison, the Russell 2000 Index produced an investment record of (9.90%) for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP underperformed the Russell 2000 Index for the quarter ended March 31, 2008.

As a “best ideas” portfolio, bottom-up stock selection was a primary performance attribution driver behind performance in the first quarter. Although stock selection in the Materials, Energy, and Consumer Staples sectors contributed to relative performance, the portfolio underperformed the Index due to weak stock selection in seven of ten sectors, including financials, consumer discretionary, and information technology. Below is a summary of key performance drivers during the first quarter:

Detractors from performance included security selection in the financials sector detracted from performance. The portfolio’s overweight position to weak performer, MFA Mortgage, impacted results. The mortgage real estate investment trust (REIT) lowered first quarter guidance and announced it would sell assets to reduce leverage amid continued stress in the financial markets. The consumer discretionary sector also performed poorly due to security selection. Shares of INVESTools, a provider of online brokerage technology and investor education services, fell in February amid lower trading volumes and concerns about potential integration risks of its acquisition of an online social-networking platform for investors.

Contributors to performance included the materials sector which added to performance, due in large part to strong performance of Cleveland-Cliffs, a producer of iron ore pellets. The company posted robust fourth-quarter results driven by higher demand for coal and iron ore. The Portfolio’s exposure to Century Aluminum also aided performance, as the aluminum producer benefited from expectations that improved supply/demand fundamentals would drive higher aluminum prices. The portfolio also benefited from its energy holdings, including Whiting Petroleum. This oil and gas exploration and production company benefited from higher energy prices during the quarter. Also contributing to portfolio performance was Cabot Oil & Gas, an exploration and production company that reported above-consensus quarterly results on lower operating costs, higher realized prices, and increased reserves.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the quarter ended March 31, 2008. The first quarter of 2008 was marked by high volatility and extreme uncertainty. The portfolio seeks to invest in high-quality companies poised to accelerate earnings growth and exceed investor expectations. The first quarter of 2008 was difficult for that process due to a breakdown of the earnings-price linkage. Over long time periods, the most important determinant in stock price appreciation is a company’s earnings growth. In the short run, this relationship holds up consistently, but can break down in periods of high uncertainty. With financial sector write-offs so dramatic and the subsequent reaction by the Fed to quickly inject liquidity into the financial system, a decoupling of this historical relationship occurred. January, in particular, was extremely volatile and witnessed an abrupt change in the market’s optimism related to future earnings growth. Companies with improving earnings growth outlook, positive earnings surprise, above-average earnings growth, and attractive valuation relative to growth underperformed considerably. Fortunately, markets have settled some since then.

At the sector level, positive relative performance for the portfolio was driven by an overweight sector position and good stock selection in the consumer discretionary and consumer staples sectors. In particular, the portfolio’s consumer discretionary stocks that were strong contributors to performance were The Buckle (specialty retail), Gymboree (specialty retail) and Tupperware (household durables). Darling International (agriculture products) was the top performer in the staples sector.

The performance of the indexed portion of the Small-Cap Equity Fund for the quarter ended March 31, 2008 was consistent with the Russell 2000 Index after taking into account expenses.

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

For the quarter ended March 31, 2008, the International Equity Fund experienced a total return, net of expenses, of (8.05)%. By comparison, the Morgan Stanley Capital International Europe, Australasia, and Far East Index (the “MSCI EAFE Index”) produced an investment record of (8.91%) for the same period. For further comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI ACWI ex-USA Index”) produced an investment record of (9.15%) for the same period. The International Equity Fund began using the MSCI EAFE Index as its primary benchmark effective January 1, 2008 because the MSCI EAFE Index reflects less exposure to developing countries and is thus believed to be more closely reflective of the Fund’s portfolio. Neither the MSCI EAFE Index nor the MSCI ACWI ex-USA Index includes an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The portion of the International Equity Fund advised with the assistance of JPMorgan Asset Management (UK) Limited outperformed the MSCI EAFE Index for the quarter ended March 31, 2008. The first quarter of 2008 was a difficult period for financial markets. Global equities posted their worst quarterly loss in over five years as the ramifications of the credit crunch continued to impact markets worldwide. Against this backdrop, the portfolio held up better than its benchmark. The portfolio’s bias towards high-quality, profitable companies with good balance sheets was rewarded as increased economic uncertainty and concerns about corporate earnings weighed on investors’ minds. Stock selection in the industrials, technology and materials sectors added value. Within industrials, investors reacted positively to Orascom Construction (Egyptian based construction company) selling its cement unit to Lafarge. Orascom continues to bring in new contracts as oil money flows into the Mid-East. Mitsubishi Corp. (Japanese trading company that deals extensively in commodities) benefited from the continued strength in commodity prices. Performance in technology was spearheaded by Taiwan Semiconductor and Samsung Electronics. Strong fourth-quarter profits numbers, better-than-expected sales growth and the prospect of improved Taiwan-China relations fuelled gains in Taiwan Semiconductor. Shares of Samsung benefited from a weaker won and upgraded price estimates from several brokers, who cited improved profitability for displays and cellular handsets. Within materials, Imerys (French producer of materials used to whiten paper and add color to paints) and CVRD (Brazilian iron ore and nickel producer) were the standouts. CVRD rose as the company continues to increase production and contract prices for iron ore prices look to rise further. Having fallen sharply in the second half of 2007, Imerys rebounded in the first quarter of 2008. Only a small portion of Imerys’ sales are tied to the construction industry and management has expressed confidence in its ability to offset higher input costs.

In contrast, the utilities and consumer sectors (both staples and discretionary) hurt performance. An underweight in utilities – and a lack of exposure to Asian utilities specifically—hurt performance as investors sought to reduce their exposure to the economic cycle. Among consumer stocks, Japanese exporters and British supermarket operators were the main detractors. Despite reporting solid earnings, Japanese names like Sony, Nissan and Honda performed poorly, weighed down by concerns about the impact of a slower U.S. economy and a stronger yen. U.K. supermarket operators Tesco and Morrison also fell sharply on fears that higher gas and food prices combined with slowing economic growth would undermine U.K. consumer spending.

The portion of the International Equity Fund advised with the assistance of Philadelphia International Advisors, LP outperformed the MSCI EAFE Index for the quarter ended March 31, 2008. The first quarter was certainly full of discouraging news and headlines.

Ongoing housing deflation, tight liquidity in global credit markets, record high oil prices, spiking agricultural commodity prices, a plummeting dollar, rising odds of a U.S. recession and earnings estimate downgrades all contributed to the down markets. Not surprisingly, investors were rattled and pushed market volatility higher and prices sharply lower. Of the major developed markets, the loss in the U.K. was the worst, although Japan and Europe also declined. The emerging markets also struggled. There weren’t many places to hide. Consumer staples and materials stocks fell the least but still lost ground. The worst stock sectors were telecommunications, technology, energy, and financials. Overall, the MSCI EAFE Index fell 8.9% in U.S. dollar terms. The losses in local currency terms were worse, but foreign currency gains against the dollar helped net results.

The Fund as a whole also fell in absolute terms but outperformed the Index by a modest margin. Relative to the Index, the most significant positive contributors were financial and consumer stocks, which were partially offset by poor health care and utilities stock selection. Regionally, European and emerging market stocks performed well against those markets, while Japanese stocks lagged slightly.

Retirement Date Funds

The Retirement Date Funds provide a series of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. Each Retirement Date Fund has a different initial investment strategy representing different risk and reward characteristics that reflect a participant’s anticipated time to expected retirement. The longer the time period to expected retirement, the greater is the Retirement Date Fund’s initial risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who are approaching or are beyond their retirement date and is comprised primarily of bonds, investment contracts and high-quality short-term debt instruments (such as those in which the Stable Asset Return Fund invests), and U.S. Treasury Inflation Protected Securities, to provide stability, income and inflation protection, although this Retirement Date Fund also includes 35% equity exposure. The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more-limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for maximum growth potential.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended March 31, 2008, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, S&P 500® Flagship Securities Lending Fund, Daily MSCI ACWI ex-USA Index Fund, S&P MidCap® Index Securities Lending Fund, Russell 2000® Index Securities Lending Fund, Long U.S. Government Index Securities Lending Fund, Passive Bond Market Index Securities Lending Series Fund, U.S. Treasury Inflation Protected Securities Lending Series Fund and Principal Accumulation Return Fund.

For the quarter ended March 31, 2008, the Retirement Date Funds experienced a total return, net of expenses, of (1.62%) for the Lifetime Income Retirement Date Fund, (3.46%) for the 2010 Retirement Date Fund, (5.86%) for the 2020 Retirement Date Fund, (7.52%) for the 2030 Retirement Date Fund and (8.19%) for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the quarter ended March 31, 2008 was consistent with the relevant composite benchmark after taking into account expenses.

Structured Portfolio Service

On March 28, 2008, availability of the Structured Portfolio Service under the Program was terminated. Prior to their termination, the portfolios of the Structured Portfolio Service invested in various of the Funds according to conservative, moderate and aggressive allocations. Assets in the Conservative Portfolio were allocated as follows: Stable Asset Return Fund, 30%; Intermediate Bond Fund, 35%; Large-Cap Value Equity Fund, 7%; Large-Cap Growth Equity Fund, 7%; Index Equity Fund, 14%; and International Equity Fund, 7%. Assets in the Moderate Portfolio were allocated as follows: Stable Asset Return Fund 10%; Intermediate Bond Fund, 30%; Large-Cap Value Equity Fund, 9%; Large-Cap Growth Equity Fund, 9%; Index Equity Fund, 23%; Mid-Cap Value Equity Fund, 2%; Mid-Cap Growth Equity Fund, 2%; and International Equity Fund, 15%. Assets in the Aggressive Portfolio were allocated as follows: Intermediate Bond Fund, 15%; Large-Cap Value Equity Fund, 13%; Large-Cap Growth Equity Fund, 13%; Index Equity Fund, 30%; Mid-Cap Value Equity Fund, 3%; Mid-Cap Growth Equity Fund, 3%; Small-Cap Equity Fund, 3%; and International Equity Fund, 20%.

For the period ended March 28, 2008, the Structured Portfolio Service experienced a total return, net of expenses, of (1.99%) for the Conservative Portfolio, (4.94%) for the Moderate Portfolio, and (8.23%) for the Aggressive Portfolio.

Quarter Ended March 31, 2007

Stable Asset Return Fund

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

Retirement Date Funds

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of March 31, 2008.

Internal Control Over Financial Reporting: No change in the Collective Trust’s internal control over financial reporting occurred during the Collective Trust’s last fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2008, the Collective Trust issued an aggregate of approximately $539 million in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund, portfolio of the Structured Portfolio Service or Retirement Date Fund.

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

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

May 15, 2008	By:	/s/ Philip J. Lussier
	Name:	Philip J. Lussier
	Title:	Chief Executive Officer

May 15, 2008	By:	/s/ Beth M. Halberstadt
	Name:	Beth M. Halberstadt
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of Philip J. Lussier pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Beth M. Halberstadt pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Philip J. Lussier pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Beth M. Halberstadt pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.