Form 10-Q
period 2008-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2008-08-14
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008.

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

Balanced Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2008
Assets
Investments, at value (cost $222,261,661)	$203,554,079	(a)
Investments in affiliated issuers, at value (cost $48,195,677)	48,195,677
American Bar Association Members/State Street Collective Trust investment fund, at value:
Intermediate Bond Fund (cost $136,362,736 and units of 7,395,299)	160,781,148	(b)
Cash	968
Receivable for investments sold	1,754,379
Receivable for fund units sold	171,209
Dividends receivable	189,763
Tax reclaims receivable	10,722

Total assets	414,657,945

Liabilities
Payable for cash collateral received on securities loaned	44,596,574	(c)
Payable for investments purchased	1,255,311
Payable for fund units redeemed	1,463,302
Investment advisory fee payable	88,895
State Street Bank and Trust Company—program fee payable	60,774
Trustee, management and administration fees payable	17,113
ABA Retirement Funds—program fee payable	8,040
Other accruals	54,611

Total liabilities	47,544,620

Net Assets (equivalent to $82.82 per unit based on 4,432,557 units outstanding)	$367,113,325

(a)	Includes securities on loan with a value of $44,741,079 (see Note 6).
(b)	Indicates an affiliated issuer.
(c)	Excludes non-cash collateral of $1,352,078 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income
Dividends (net of foreign tax expense of $8,543 and $10,534)	$958,675	$1,980,613
Dividends—affiliated issuers	36,352	76,949
Securities lending income	58,975	115,939

Total investment income	1,054,002	2,173,501

Expenses
State Street Bank and Trust Company—program fee	187,800	372,817
Investment advisory fee	132,946	265,946
Trustee, management and administration fees	52,858	106,247
ABA Retirement Funds—program fee	24,290	49,005
Legal and audit fees	12,938	26,057
Compliance consultant fees	11,884	23,934
Reports to unitholders	6,402	12,893
Registration fees	1,721	3,466
Other fees	6,563	13,219

Total expenses	437,402	873,584

Net investment income (loss)	616,600	1,299,917

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,612,443	2,632,934
Intermediate Bond Fund	1,049,440	1,921,433

Net realized gain (loss)	3,661,883	4,554,367

Change in net unrealized appreciation (depreciation)	(15,601,227)	(36,495,802)

Net realized and unrealized gain (loss)	(11,939,344)	(31,941,435)

Net increase (decrease) in net assets resulting from operations	$(11,322,744)	$(30,641,518)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$616,600	$1,299,917
Net realized gain (loss)	3,661,883	4,554,367
Change in net unrealized appreciation (depreciation)	(15,601,227)	(36,495,802)

Net increase (decrease) in net assets resulting from operations	(11,322,744)	(30,641,518)

From unitholder transactions
Proceeds from units issued	12,095,790	36,850,879
Cost of units redeemed	(23,219,488)	(52,427,757)

Net increase (decrease) in net assets from unitholder transactions	(11,123,698)	(15,576,878)

Net increase (decrease) in net assets	(22,446,442)	(46,218,396)

Net Assets
Beginning of period	389,559,767	413,331,721

End of period	$367,113,325	$367,113,325

Number of units
Outstanding-beginning of period	4,559,961	4,610,378
Issued	138,360	424,961
Redeemed	(265,764)	(602,782)

Outstanding-end of period	4,432,557	4,432,557

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$0.23	$0.48
Expenses(†)††	(0.09)	(0.19)

Net investment income (loss)	0.14	0.29
Net realized and unrealized gain (loss)	(2.75)	(7.12)

Net increase (decrease) in unit value	(2.61)	(6.83)
Net asset value at beginning of period	85.43	89.65

Net asset value at end of period	$82.82	$82.82

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.45%	0.44%
Ratio of net investment income (loss) to average net assets*	0.63%	0.66%
Portfolio turnover**†††	6%	14%
Total return**	(3.06)%	(7.62)%
Net assets at end of period (in thousands)	$367,113	$367,113

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds or the Intermediate Bond Fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in the Intermediate Bond Fund, portfolio turnover reflects purchases and sales of the Intermediate Bond Fund in which the Fund invests a portion of its assets, rather than portfolio turnover of the underlying portfolio of the Intermediate Bond Fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $271,292,226 and units of 30,346,532)	$340,730,860
Receivable for fund units sold	181,087

Total assets	340,911,947

Liabilities
Payable for fund units redeemed	1,587,565
State Street Bank and Trust Company—program fee payable	99,445
Trustee, management and administration fees payable	27,961
ABA Retirement Funds—program fee payable	12,576
Other accruals	89,163

Total liabilities	1,816,710

Net Assets (equivalent to $34.13 per unit based on 9,935,807 units outstanding)	$339,095,237

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income
Securities lending income	$111,638	$142,016

Total investment income	111,638	142,016

Expenses
State Street Bank and Trust Company—program fee	303,895	621,582
Trustee, management and administration fees	85,525	177,159
ABA Retirement Funds—program fee	39,306	81,730
Legal and audit fees	20,934	43,449
Compliance consultant fees	19,228	39,909
Reports to unitholders	10,358	21,499
Registration fees	2,784	5,779
Other fees	10,621	22,044

Total expenses	492,651	1,013,151

Net investment income (loss)	(381,013)	(871,135)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	1,979,837	6,229,385

Change in net unrealized appreciation (depreciation)	(7,249,143)	(52,902,222)

Net realized and unrealized gain (loss)	(5,269,306)	(46,672,837)

Net increase (decrease) in net assets resulting from operations	$(5,650,319)	$(47,543,972)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$(381,013)	$(871,135)
Net realized gain (loss)	1,979,837	6,229,385
Change in net unrealized appreciation (depreciation)	(7,249,143)	(52,902,222)

Net increase (decrease) in net assets resulting from operations	(5,650,319)	(47,543,972)

From unitholder transactions
Proceeds from units issued	12,169,845	109,583,533
Cost of units redeemed	(24,220,589)	(161,747,489)

Net increase (decrease) in net assets from unitholder transactions	(12,050,744)	(52,163,956)

Net increase (decrease) in net assets	(17,701,063)	(99,707,928)

Net Assets
Beginning of period	356,796,300	438,803,165

End of period	$339,095,237	$339,095,237

Number of units
Outstanding-beginning of period	10,266,811	11,413,546
Issued	336,474	3,140,399
Redeemed	(667,478)	(4,618,138)

Outstanding-end of period	9,935,807	9,935,807

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$0.01	$0.01
Expenses(†)††	(0.05)	(0.10)

Net investment income (loss)	(0.04)	(0.09)
Net realized and unrealized gain (loss)	(0.58)	(4.23)

Net increase (decrease) in unit value	(0.62)	(4.32)
Net asset value at beginning of period	34.75	38.45

Net asset value at end of period	$34.13	$34.13

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.54%	0.54%
Ratio of net investment income (loss) to average net assets*	(0.42)%	(0.46)%
Portfolio turnover**†††	1%	1%
Total return**	(1.78)%	(11.24)%
Net assets at end of period (in thousands)	$339,095	$339,095

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2008
Assets
Investments, at value (cost $516,683,857)	$509,383,319	(a)
Investments in affiliated issuers, at value (cost $16,529,020)	16,529,020
Foreign currency, at value (cost $1,001,638)	1,005,939
Deposit with broker for open futures contracts	2,840,700
Receivable for investments sold on delayed delivery basis	72,550,164
Receivable for investments sold	22,527,188
Receivable for fund units sold	324,796
Interest and dividend receivable	4,019,887
Gross unrealized appreciation of forward currency exchange contracts	178,511
Tax reclaims receivable	13,156
Swap contracts, at value	2,141,651

Total assets	631,514,331

Liabilities
Due to custodian	211,340
Payable for cash collateral received on securities loaned	13,278,438	(b)
Payable for investments purchased on a delayed delivery basis	115,517,500
Payable for investments purchased	48,673,711
Payable for fund units redeemed	1,643,464
Swap contracts, at value	9,370,303
Payable for futures variation margin	265,735
Options written, at value (premium received $119,763)	82,500
Gross unrealized depreciation of forward currency exchange contracts	55,011
State Street Bank and Trust Company—program fee payable	123,350
Investment advisory fee payable	98,987
Trustee, management and administration fees payable	34,604
ABA Retirement Funds—program fee payable	16,250
Other accruals	102,973

Total liabilities	189,474,166

Net Assets (equivalent to $21.74 per unit based on 20,332,139 units outstanding)	$442,040,165

(a)	Includes securities on loan with a value of $13,576,202 (see Note 6).
(b)	Excludes non-cash collateral of $576,250 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income
Dividends	$63,437	$109,253
Dividends—affiliated issuers	38,859	99,952
Interest—unaffiliated issuers	5,951,920	12,187,424
Securities lending income	27,378	68,206

Total investment income	6,081,594	12,464,835

Expenses
State Street Bank and Trust Company—program fee	376,643	770,257
Investment advisory fee	307,432	632,621
Trustee, management and administration fees	105,987	219,606
ABA Retirement Funds—program fee	48,715	101,311
Legal and audit fees	25,944	53,869
Compliance consultant fees	23,831	49,481
Reports to unitholders	12,837	26,654
Registration fees	3,451	7,165
Other fees	13,163	27,331

Total expenses	918,003	1,888,295

Net investment income (loss)	5,163,591	10,576,540

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(3,984,769)	7,499,197
Foreign currency transactions	(430,071)	(366,816)
Futures contracts	(786,276)	4,331,361
Swap contracts	3,494,368	3,810,955
Written options	3,463,259	3,463,259

Net realized gain (loss)	1,756,511	18,737,956

Change in net unrealized appreciation (depreciation) on:
Investments	(12,015,165)	(12,482,767)
Foreign currency transactions	1,026,904	(267,661)
Futures contracts	(325,452)	(5,309,705)
Swap contracts	(8,301,755)	(4,445,490)
Written options	37,263	37,263

Change in net unrealized appreciation (depreciation)	(19,578,205)	(22,468,360)

Net realized and unrealized gain (loss)	(17,821,694)	(3,730,404)

Net increase (decrease) in net assets resulting from operations	$(12,658,103)	$6,846,136

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$5,163,591	$10,576,540
Net realized gain (loss) from investments and foreign currency transactions	1,756,511	18,737,956
Change in net unrealized appreciation (depreciation)	(19,578,205)	(22,468,360)

Net increase (decrease) in net assets resulting from operations	(12,658,103)	6,846,136

From unitholder transactions
Proceeds from units issued	15,886,015	131,959,618
Cost of units redeemed	(26,344,713)	(181,127,222)

Net increase (decrease) in net assets from unitholder transactions	(10,458,698)	(49,167,604)

Net increase (decrease) in net assets	(23,116,801)	(42,321,468)

Net Assets
Beginning of period	465,156,966	484,361,633

End of period	$442,040,165	$442,040,165

Number of units
Outstanding-beginning of period	20,805,259	22,558,121
Issued	715,825	5,938,760
Redeemed	(1,188,945)	(8,164,742)

Outstanding-end of period	20,332,139	20,332,139

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$0.29	$0.58
Expenses(†)††	(0.05)	(0.09)

Net investment income (loss)	0.24	0.49
Net realized and unrealized gain (loss)	(0.86)	(0.22)

Net increase (decrease) in unit value	(0.62)	0.27
Net asset value at beginning of period	22.36	21.47

Net asset value at end of period	$21.74	$21.74

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.81%	0.81%
Ratio of net investment income (loss) to average net assets*	4.54%	4.51%
Portfolio turnover**	114%	353%
Total return**	(2.77)%	1.26%
Net assets at end of period (in thousands)	$442,040	$442,040

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2008
Assets
Investments, at value (cost $218,626,450)	$247,774,598	(a)
Investments in affiliated issuers, at value (cost $30,086,130)	30,086,130
Foreign currency, at value (cost $568,777)	569,756
Cash	944
Receivable for investments sold	520,247
Receivable for fund units sold	182,910
Dividends receivable	859,431
Tax reclaims receivable	422,266

Total assets	280,416,282

Liabilities
Payable for cash collateral received on securities loaned	29,466,743
Payable for fund units redeemed	1,723,072
State Street Bank and Trust Company—program fee payable	72,499
Investment advisory fee payable	193,800
Trustee, management and administration fees payable	20,328
ABA Retirement Funds—program fee payable	9,531
Other accruals	62,456

Total liabilities	31,548,429

Net Assets (equivalent to $30.41 per unit based on 8,182,767 units outstanding)	$248,867,853

(a)	Includes securities on loan with a value of $28,281,499 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income
Dividends (net of foreign tax expense of $290,304 and $316,952)	$4,896,136	$7,725,513
Dividends—affiliated issuers	15,745	42,588
Interest—unaffiliated issuers	2,930	2,930
Securities lending income	91,275	127,354

Total investment income	5,006,086	7,898,385

Expenses
Investment advisory fee	372,987	753,095
State Street Bank and Trust Company—program fee	224,191	449,940
Trustee, management and administration fees	63,107	128,261
ABA Retirement Funds—program fee	28,997	59,152
Legal and audit fees	15,446	31,455
Compliance consultant fees	14,188	28,893
Reports to unitholders	7,643	15,564
Registration fees	2,055	4,184
Other fees	7,835	15,957

Total expenses	736,449	1,486,501

Net investment income (loss)	4,269,637	6,411,884

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	430,369	10,698,026
Foreign currency transactions	(134,114)	(72,606)

Net realized gain (loss)	296,255	10,625,420

Change in net unrealized appreciation (depreciation) on:
Investments	(10,707,643)	(48,367,752)
Foreign currency transactions	40,256	17,542

Change in net unrealized appreciation (depreciation)	(10,667,387)	(48,350,210)

Net realized and unrealized gain (loss)	(10,371,132)	(37,724,790)

Net increase (decrease) in net assets resulting from operations	$(6,101,495)	$(31,312,906)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$4,269,637	$6,411,884
Net realized gain (loss) from investments and foreign currency transactions	296,255	10,625,420
Change in net unrealized appreciation (depreciation)	(10,667,387)	(48,350,210)

Net increase (decrease) in net assets resulting from operations	(6,101,495)	(31,312,906)

From unitholder transactions
Proceeds from units issued	12,242,731	86,483,363
Cost of units redeemed	(19,851,573)	(115,464,627)

Net increase (decrease) in net assets from unitholder transactions	(7,608,842)	(28,981,264)

Net increase (decrease) in net assets	(13,710,337)	(60,294,170)

Net Assets
Beginning of period	262,578,190	309,162,023

End of period	$248,867,853	$248,867,853

Number of units
Outstanding-beginning of period	8,414,789	9,112,453
Issued	375,785	2,761,732
Redeemed	(607,807)	(3,691,418)

Outstanding-end of period	8,182,767	8,182,767

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$0.60	$0.92
Expenses(†)††	(0.09)	(0.17)

Net investment income (loss)	0.51	0.75
Net realized and unrealized gain (loss)	(1.30)	(4.27)

Net increase (decrease) in unit value	(0.79)	(3.52)
Net asset value at beginning of period	31.20	33.93

Net asset value at end of period	$30.41	$30.41

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.09%	1.09%
Ratio of net investment income (loss) to average net assets*	6.31%	4.68%
Portfolio turnover**	8%	17%
Total return**	(2.53)%	(10.37)%
Net assets at end of period (in thousands)	$248,868	$248,868

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2008
Assets
Investments, at value (cost $401,015,292)	$396,567,558	(a)
Investments in affiliated issuers, at value (cost $204,799,402)	266,453,524
Cash	14,693
Receivable for investments sold	725,918
Receivable for fund units sold	252,327
Dividends receivable	192,059
Tax reclaims receivable	762

Total assets	664,206,841

Liabilities
Payable for cash collateral received on securities loaned	66,135,469	(b)
Payable for investments purchased	545,031
Payable for fund units redeemed	2,459,728
Investment advisory fee payable	143,186
State Street Bank and Trust Company—program fee payable	173,784
Trustee, management and administration fees payable	48,885
ABA Retirement Funds—program fee payable	22,941
Other accruals	149,607

Total liabilities	69,678,631

Net Assets (equivalent to $52.01 per unit based on 11,430,684 units outstanding)	$594,528,210

(a)	Includes securities on loan with a value of $74,903,469 (see Note 6).
(b)	Excludes non-cash collateral of $10,757,243 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income
Dividends (net of foreign tax expense of $2,332 and $2,985)	$798,108	$1,677,198
Dividends—affiliated issuers	43,085	87,325
Securities lending income	129,470	223,942

Total investment income	970,663	1,988,465

Expenses
State Street Bank and Trust Company—program fee	526,596	1,046,703
Investment advisory fee	318,346	636,782
Trustee, management and administration fees	148,186	298,305
ABA Retirement Funds—program fee	68,110	137,591
Legal and audit fees	36,272	73,159
Compliance consultant fees	33,317	67,199
Reports to unitholders	17,947	36,198
Registration fees	4,825	9,731
Other fees	18,403	37,118

Total expenses	1,172,002	2,342,786

Net investment income (loss)	(201,339)	(354,321)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	8,683,687	1,187,277
Investments—affiliated issuers	3,692,643	7,450,217
Foreign currency transactions	—	(95)

Net realized gain (loss)	12,376,330	8,637,399

Change in net unrealized appreciation (depreciation)	(3,078,026)	(75,987,833)

Net realized and unrealized gain (loss)	9,298,304	(67,350,434)

Net increase (decrease) in net assets resulting from operations	$9,096,965	$(67,704,755)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$(201,339)	$(354,321)
Net realized gain (loss) from investments and foreign currency transactions	12,376,330	8,637,399
Change in net unrealized appreciation (depreciation)	(3,078,026)	(75,987,833)

Net increase (decrease) in net assets resulting from operations	9,096,965	(67,704,755)

From unitholder transactions
Proceeds from units issued	15,179,204	80,085,290
Cost of units redeemed	(42,581,396)	(135,389,489)

Net increase (decrease) in net assets from unitholder transactions	(27,402,192)	(55,304,199)

Net increase (decrease) in net assets	(18,305,227)	(123,008,954)

Net Assets
Beginning of period	612,833,437	717,537,164

End of period	$594,528,210	$594,528,210

Number of units
Outstanding-beginning of period	11,931,324	12,470,251
Issued	280,817	1,537,830
Redeemed	(781,457)	(2,577,397)

Outstanding-end of period	11,430,684	11,430,684

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$0.09	$0.17
Expenses(†)††	(0.10)	(0.20)

Net investment income (loss)	(0.01)	(0.03)
Net realized and unrealized gain (loss)	0.66	(5.50)

Net increase (decrease) in unit value	0.65	(5.53)
Net asset value at beginning of period	51.36	57.54

Net asset value at end of period	$52.01	$52.01

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.74%	0.74%
Ratio of net investment income (loss) to average net assets*	(0.13)%	(0.11)%
Portfolio turnover**†††	9%	16%
Total return**	1.27%	(9.61)%
Net assets at end of period (in thousands)	$594,528	$594,528

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2008
Assets
Investments, at value (cost $249,491,590)	$233,905,868	(a)
Investments in affiliated issuers, at value (cost $100,323,611)	113,876,605
Cash	206
Receivable for fund units sold	236,718
Dividends receivable	486,362
Tax reclaims receivable	22,035

Total assets	348,527,794

Liabilities
Payable for cash collateral received on securities loaned	29,116,624	(b)
Payable for fund units redeemed	2,326,294
Investment advisory fee payable	57,004
State Street Bank and Trust Company—program fee payable	94,127
Trustee, management and administration fees payable	26,493
ABA Retirement Funds—program fee payable	12,428
Other accruals	87,666

Total liabilities	31,720,636

Net Assets (equivalent to $35.99 per unit based on 8,803,172 units outstanding)	$316,807,158

(a)	Includes securities on loan with a value of $30,923,482 (see Note 6).
(b)	Excludes non-cash collateral of $2,589,262 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income
Dividends (net of foreign tax expense of $27,542 and $29,589)	$2,160,803	$4,195,713
Dividends—affiliated issuers	22,447	48,573
Securities lending income	61,280	107,586

Total investment income	2,244,530	4,351,872

Expenses
State Street Bank and Trust Company—program fee	295,418	601,618
Investment advisory fee	179,019	364,669
Trustee, management and administration fees	83,163	171,507
ABA Retirement Funds—program fee	38,210	79,106
Legal and audit fees	20,354	42,061
Compliance consultant fees	18,696	38,635
Reports to unitholders	10,071	20,812
Registration fees	2,707	5,594
Other fees	10,328	21,341

Total expenses	657,966	1,345,343

Net investment income (loss)	1,586,564	3,006,529

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	4,745,246	7,813,089
Investments—affiliated issuers	1,604,594	4,584,353

Net realized gain (loss)	6,349,840	12,397,442

Change in net unrealized appreciation (depreciation)	(33,871,937)	(82,739,146)

Net realized and unrealized gain (loss)	(27,522,097)	(70,341,704)

Net increase (decrease) in net assets resulting from operations	$(25,935,533)	$(67,335,175)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$1,586,564	$3,006,529
Net realized gain (loss)	6,349,840	12,397,442
Change in net unrealized appreciation (depreciation)	(33,871,937)	(82,739,146)

Net increase (decrease) in net assets resulting from operations	(25,935,533)	(67,335,175)

From unitholder transactions
Proceeds from units issued	12,488,163	68,677,613
Cost of units redeemed	(24,650,313)	(105,216,009)

Net increase (decrease) in net assets from unitholder transactions	(12,162,150)	(36,538,396)

Net increase (decrease) in net assets	(38,097,683)	(103,873,571)

Net Assets
Beginning of period	354,904,841	420,680,729

End of period	$316,807,158	$316,807,158

Number of units
Outstanding-beginning of period	9,112,048	9,730,129
Issued	314,002	1,748,039
Redeemed	(622,878)	(2,674,996)

Outstanding-end of period	8,803,172	8,803,172

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$0.25	$0.47
Expenses(†)††	(0.08)	(0.15)

Net investment income (loss)	0.17	0.32
Net realized and unrealized gain (loss)	(3.13)	(7.56)

Net increase (decrease) in unit value	(2.96)	(7.24)
Net asset value at beginning of period	38.95	43.23

Net asset value at end of period	$35.99	$35.99

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.74%	0.73%
Ratio of net investment income (loss) to average net assets*	1.78%	1.64%
Portfolio turnover**†††	2%	5%
Total return**	(7.60)%	(16.75)%
Net assets at end of period (in thousands)	$316,807	$316,807

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2008
Assets
Investments, at value (cost $111,461,480)	$125,249,518	(a)
Investments in affiliated issuers, at value (cost $37,899,458)	37,899,458
Cash	319,758
Receivable for investments sold	3,479,377
Receivable for fund units sold	125,715
Dividends receivable	33,351

Total assets	167,107,177

Liabilities
Payable for cash collateral received on securities loaned	37,714,895	(b)
Payable for investments purchased	4,236,821
Payable for fund units redeemed	1,030,185
Investment advisory fee payable	197,049
State Street Bank and Trust Company—program fee payable	36,365
Trustee, management and administration fees payable	10,159
ABA Retirement Funds—program fee payable	4,771
Other accruals	27,250

Total liabilities	43,257,495

Net Assets (equivalent to $25.57 per unit based on 4,843,922 units outstanding)	$123,849,682

(a)	Includes securities on loan with a value of $38,090,338 (see Note 6).
(b)	Excludes non-cash collateral of $1,280,488 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income
Dividends	$169,235	$340,656
Dividends—affiliated issuers	22,592	73,726
Securities lending income	61,126	108,951

Total investment income	252,953	523,333

Expenses
Investment advisory fee	197,049	380,217
State Street Bank and Trust Company—program fee	107,516	204,916
Trustee, management and administration fees	30,249	58,391
ABA Retirement Funds—program fee	13,906	26,928
Legal and audit fees	7,404	14,320
Compliance consultant fees	6,801	13,154
Reports to unitholders	3,664	7,086
Registration fees	985	1,905
Other fees	3,757	7,265

Total expenses	371,331	714,182

Net investment income (loss)	(118,378)	(190,849)

Net realized and unrealized gain (loss)
Net realized gain (loss)	4,625,892	466,734

Change in net unrealized appreciation (depreciation)	913,160	(12,036,112)

Net realized and unrealized gain (loss)	5,539,052	(11,569,378)

Net increase (decrease) in net assets resulting from operations	$5,420,674	$(11,760,227)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$(118,378)	$(190,849)
Net realized gain (loss)	4,625,892	466,734
Change in net unrealized appreciation (depreciation)	913,160	(12,036,112)

Net increase (decrease) in net assets resulting from operations	5,420,674	(11,760,227)

From unitholder transactions
Proceeds from units issued	9,838,776	42,925,979
Cost of units redeemed	(13,087,748)	(38,231,971)

Net increase (decrease) in net assets from unitholder transactions	(3,248,972)	4,694,008

Net increase (decrease) in net assets	2,171,702	(7,066,219)
Net Assets
Beginning of period	121,677,980	130,915,901

End of period	$123,849,682	$123,849,682

Number of units
Outstanding-beginning of period	4,967,357	4,652,506
Issued	374,930	1,708,423
Redeemed	(498,365)	(1,517,007)

Outstanding-end of period	4,843,922	4,843,922

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$0.05	$0.11
Expenses(†)††	(0.08)	(0.15)

Net investment income (loss)	(0.03)	(0.04)
Net realized and unrealized gain (loss)	1.10	(2.53)

Net increase (decrease) in unit value	1.07	(2.57)
Net asset value at beginning of period	24.50	28.14

Net asset value at end of period	$25.57	$25.57

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.14%	1.15%
Ratio of net investment income (loss) to average net assets*	(0.37)%	(0.31)%
Portfolio turnover**	35%	74%
Total return**	4.37%	(9.13)%
Net assets at end of period (in thousands)	$123,850	$123,850

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2008
Assets
Investments, at value (cost $74,896,265)	$66,968,898	(a)
Investments in affiliated issuers, at value (cost $36,470,766)	36,470,766
Foreign currency, at value (cost $9,494)	9,501
Cash	637
Receivable for investments sold	481,367
Receivable for fund units sold	69,342
Dividends receivable	67,450

Total assets	104,067,961

Liabilities
Payable for cash collateral received on securities loaned	35,075,798	(b)
Payable for investments purchased	734,464
Payable for fund units redeemed	530,592
Investment advisory fee payable	80,075
State Street Bank and Trust Company—program fee payable	20,090
Trustee, management and administration fees payable	5,633
ABA Retirement Funds—program fee payable	2,636
Other accruals	18,014

Total liabilities	36,467,302

Net Assets (equivalent to $14.33 per unit based on 4,715,860 units outstanding)	$67,600,659

(a)	Includes securities on loan with a value of $35,147,077 (see Note 6).
(b)	Excludes non-cash collateral of $1,101,986 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income
Dividends (net of foreign tax expense of $3,601 and $4,043)	$267,600	$514,742
Dividends—affiliated issuers	8,061	13,973
Interest—unaffiliated issuers	54	381
Securities lending income	43,733	92,878

Total investment income	319,448	621,974

Expenses
Investment advisory fee	119,232	244,000
State Street Bank and Trust Company—program fee	60,600	123,582
Trustee, management and administration fees	17,052	35,195
ABA Retirement Funds—program fee	7,838	16,243
Legal and audit fees	4,174	8,632
Compliance consultant fees	3,834	7,929
Reports to unitholders	2,065	4,271
Registration fees	555	1,148
Other fees	2,118	4,378

Total expenses	217,468	445,378

Net investment income (loss)	101,980	176,596

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(1,986,551)	(6,358,317)
Foreign currency transactions	(2,216)	(7,196)

Net realized gain (loss)	(1,988,767)	(6,365,513)

Change in net unrealized appreciation (depreciation) on:
Investments	1,441,452	(7,088,673)
Foreign currency transactions	715	6,722

Change in net unrealized appreciation (depreciation)	1,442,167	(7,081,951)

Net realized and unrealized gain (loss)	(546,600)	(13,447,464)

Net increase (decrease) in net assets resulting from operations	$(444,620)	$(13,270,868)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$101,980	$176,596
Net realized gain (loss) from investments and foreign currency transactions	(1,988,767)	(6,365,513)
Change in net unrealized appreciation (depreciation)	1,442,167	(7,081,951)

Net increase (decrease) in net assets resulting from operations	(444,620)	(13,270,868)

From unitholder transactions
Proceeds from units issued	4,392,843	19,777,477
Cost of units redeemed	(6,305,105)	(27,625,705)

Net increase (decrease) in net assets from unitholder transactions	(1,912,262)	(7,848,228)

Net increase (decrease) in net assets	(2,356,882)	(21,119,096)

Net Assets
Beginning of period	69,957,541	88,719,755

End of period	$67,600,659	$67,600,659

Number of units
Outstanding-beginning of period	4,841,643	5,227,794
Issued	287,536	1,320,960
Redeemed	(413,319)	(1,832,894)

Outstanding-end of period	4,715,860	4,715,860

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$0.07	$0.13
Expenses(†)††	(0.04)	(0.09)

Net investment income (loss)	0.03	0.04
Net realized and unrealized gain (loss)	(0.15)	(2.68)

Net increase (decrease) in unit value	(0.12)	(2.64)
Net asset value at beginning of period	14.45	16.97

Net asset value at end of period	$14.33	$14.33

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.19%	1.19%
Ratio of net investment income (loss) to average net assets*	0.56%	0.47%
Portfolio turnover**	11%	21%
Total return**	(0.83)%	(15.56)%
Net assets at end of period (in thousands)	$67,601	$67,601

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2008
Assets
Investments, at value (cost $200,755,628)	$207,116,632	(a)
Investments in affiliated issuers, at value (cost $131,446,344)	131,281,173
Receivable for investments sold	6,716,806
Receivable for fund units sold	119,580
Dividends receivable	126,712
Tax reclaims receivable	2,060

Total assets	345,362,963

Liabilities
Due to custodian	31,320
Payable for cash collateral received on securities loaned	113,142,961	(b)
Payable for investments purchased	2,740,110
Payable for fund units redeemed	950,365
Investment advisory fee payable	233,514
State Street Bank and Trust Company—program fee payable	66,300
Trustee, management and administration fees payable	18,659
ABA Retirement Funds—program fee payable	8,751
Other accruals	57,009

Total liabilities	117,248,989

Net Assets (equivalent to $68.72 per unit based on 3,319,317 units outstanding)	$228,113,974

(a)	Includes securities on loan with a value of $110,790,827 (see Note 6).
(b)	Excludes non-cash collateral of $764,383 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income
Dividends	$448,329	$840,509
Dividends—affiliated issuers	38,243	99,391
Securities lending income	204,725	396,135

Total investment income	691,297	1,336,035

Expenses
Investment advisory fee	430,645	856,150
State Street Bank and Trust Company—program fee	197,651	387,506
Trustee, management and administration fees	55,609	110,400
ABA Retirement Funds—program fee	25,564	50,924
Legal and audit fees	13,612	27,075
Compliance consultant fees	12,503	24,869
Reports to unitholders	6,735	13,396
Registration fees	1,811	3,602
Other fees	6,907	13,738

Total expenses	751,037	1,487,660

Net investment income (loss)	(59,740)	(151,625)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(397,146)	(8,905,138)
Investments—affiliated issuers	565,762	(107,355)
Foreign currency transactions	26,793	26,793
Net increase from payments made by affiliates (see Note 3)	113,658	113,658

Net realized gain (loss)	309,067	(8,872,042)

Change in net unrealized appreciation (depreciation)	11,460,914	(9,572,246)

Net realized and unrealized gain (loss)	11,769,981	(18,444,288)

Net increase (decrease) in net assets resulting from operations	$11,710,241	$(18,595,913)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$(59,740)	$(151,625)
Net realized gain (loss) from investments and foreign currency transactions	309,067	(8,872,042)
Change in net unrealized appreciation (depreciation)	11,460,914	(9,572,246)

Net increase (decrease) in net assets resulting from operations	11,710,241	(18,595,913)

From unitholder transactions
Proceeds from units issued	7,152,574	22,320,593
Cost of units redeemed	(15,325,040)	(42,099,355)

Net increase (decrease) in net assets from unitholder transactions	(8,172,466)	(19,778,762)

Net increase (decrease) in net assets	3,537,775	(38,374,675)

Net Assets
Beginning of period	224,576,199	266,488,649

End of period	$228,113,974	$228,113,974

Number of units
Outstanding-beginning of period	3,433,059	3,607,118
Issued	102,273	331,546
Redeemed	(216,015)	(619,347)

Outstanding-end of period	3,319,317	3,319,317

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$0.21	$0.39
Expenses(†)††	(0.22)	(0.43)

Net investment income (loss)	(0.01)	(0.04)
Net realized and unrealized gain (loss)	3.31	(5.12)

Net increase (decrease) in unit value	3.30	(5.16)
Net asset value at beginning of period	65.42	73.88

Net asset value at end of period	$68.72	$68.72

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.26%	1.26%
Ratio of net investment income (loss) to average net assets*	(0.10)%	(0.13)%
Portfolio turnover**†††	24%	56%
Total return**(a)	5.04%	(6.98)%
Net assets at end of period (in thousands)	$228,114	$228,114

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Includes a reimbursement from an affiliate for $113,658 for losses on certain operation errors during the quarter. Excluding this reimbursement, total return would have been 0.04% lower for the periods from April 1, 2008 to June 30, 2008 and from January 1, 2008 to June 30, 2008, respectively.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2008
Assets
American Bar Association Members/State Street Collective Trust investment funds, at value:
Stable Asset Fund Trust (cost $914,047,232 and units of 914,047,232)	887,549,661
Receivable for fund units sold	1,793,106

Total assets	889,342,767

Liabilities
Payable for fund units redeemed	2,944,746
State Street Bank and Trust Company—program fee payable	252,001
Trustee, management and administration fees payable	70,533
ABA Retirement Funds—program fee payable	33,115
Other accruals	198,002

Total liabilities	3,498,397

Net Assets at fair value	885,844,370

Adjustment from fair value to contract value for fully benefit responsive contracts	26,497,571

Net Assets (equivalent to $33.93 per unit based on 26,887,010 units outstanding)	$912,341,941

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income	$9,908,437	$20,289,220

Expenses
State Street Bank and Trust Company—program fee	754,450	1,482,212
Trustee, management and administration fees	212,250	422,560
ABA Retirement Funds—program fee	97,581	194,906
Legal and audit fees	51,959	103,656
Compliance consultant fees	47,727	95,213
Reports to unitholders	25,709	51,289
Registration fees	6,911	13,787
Other fees	26,363	52,591

Total expenses	1,222,950	2,416,214

Net increase (decrease) in net assets resulting from operations	$8,685,487	$17,873,006

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$8,685,487	$17,873,006

Net increase (decrease) in net assets resulting from operations	8,685,487	17,873,006

From unitholder transactions
Proceeds from units issued	63,765,627	208,031,718
Cost of units redeemed	(74,180,962)	(191,904,323)

Net increase (decrease) in net assets from unitholder transactions	(10,415,335)	16,127,395

Net increase (decrease) in net assets	(1,729,848)	34,000,401

Net Assets
Beginning of period	914,071,789	878,341,540

End of period	$912,341,941	$912,341,941

Number of units
Outstanding-beginning of period	27,194,771	26,400,288
Issued	1,888,373	6,197,907
Redeemed	(2,196,134)	(5,711,185)

Outstanding-end of period	26,887,010	26,887,010

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$0.37	$0.75
Expenses(†)††	(0.05)	(0.09)

Net investment income (loss)	0.32	0.66

Net increase (decrease) in unit value	0.32	0.66
Net asset value at beginning of period	33.61	33.27

Net asset value at end of period	$33.93	$33.93

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.54%	0.54%
Ratio of net investment income (loss) to average net assets*	3.82%	3.96%
Total return**	0.95%	1.98%
Net assets at end of period (in thousands)	$912,342	$912,342

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement Income Securities Lending Series Fund (cost $33,255,138 and units of 2,867,239)	$33,440,609
Receivable for investments sold	707,813
Receivable for fund units sold	6,178

Total assets	34,154,600

Liabilities
Payable for fund units redeemed	697,452
State Street Bank and Trust Company—program fee payable	9,686
Retirement Date Fund management fee payable	2,835
Trustee, management and administration fees payable	2,682
ABA Retirement Funds—program fee payable	1,261
Other accruals	5,598

Total liabilities	719,514

Net Assets (equivalent to $10.83 per unit based on 3,088,211 units outstanding)	$33,435,086

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	28,026	46,289
Retirement Date Fund management fee	8,451	14,098
Trustee, management and administration fees	7,882	13,206
ABA Retirement Funds—program fee	3,624	6,080
Legal and audit fees	1,930	3,240
Compliance consultant fees	1,773	2,976
Reports to unitholders	955	1,603
Registration fees	257	431
Other fees	978	1,642

Total expenses	53,876	89,565

Net investment income (loss)	(53,876)	(89,565)

Net realized and unrealized gain (loss) on investments in affiliated fund:
Net realized gain (loss)	125,686	363,972

Change in net unrealized appreciation (depreciation)	(392,069)	(837,961)

Net realized and unrealized gain (loss)	(266,383)	(473,989)

Net increase (decrease) in net assets resulting from operations	$(320,259)	$(563,554)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$(53,876)	$(89,565)
Net realized gain (loss)	125,686	363,972
Change in net unrealized appreciation (depreciation)	(392,069)	(837,961)

Net increase (decrease) in net assets resulting from operations	(320,259)	(563,554)

From unitholder transactions
Proceeds from units issued	2,663,867	19,349,921
Cost of units redeemed	(1,940,894)	(3,956,919)

Net increase (decrease) in net assets from unitholder transactions	722,973	15,393,002

Net increase (decrease) in net assets	402,714	14,829,448

Net Assets
Beginning of period	33,032,372	18,605,638

End of period	$33,435,086	$33,435,086

Number of units
Outstanding-beginning of period	3,024,915	1,676,159
Issued	240,204	1,774,120
Redeemed	(176,908)	(362,068)

Outstanding-end of period	3,088,211	3,088,211

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$—	$—
Expenses(†)††	(0.01)	(0.03)

Net investment income (loss)	(0.01)	(0.03)
Net realized and unrealized gain (loss)	(0.08)	(0.24)

Net increase (decrease) in unit value	(0.09)	(0.27)
Net asset value at beginning of period	10.92	11.10

Net asset value at end of period	$10.83	$10.83

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.64%	0.64%
Ratio of net investment income (loss) to average net assets*	(0.64)%	(0.64)%
Portfolio turnover**†††	5%	17%
Total return**	(0.82)%	(2.43)%
Net assets at end of period (in thousands)	$33,435	$33,435

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2010 Securities Lending Series Fund (cost $58,635,102 and units of 4,905,236)	$57,710,099
Receivable for investments sold	217,312
Receivable for fund units sold	120,211

Total assets	58,047,622

Liabilities
Payable for fund units redeemed	309,120
State Street Bank and Trust Company—program fee payable	16,632
Retirement Date Fund management fee payable	4,871
Trustee, management and administration fees payable	4,607
ABA Retirement Funds—program fee payable	2,165
Other accruals	9,940

Total liabilities	347,335

Net Assets (equivalent to $12.89 per unit based on 4,475,101 units outstanding)	$57,700,287

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	49,976	84,661
Retirement Date Fund management fee	15,084	25,795
Trustee, management and administration fees	14,064	24,157
ABA Retirement Funds—program fee	6,464	11,122
Legal and audit fees	3,443	5,925
Compliance consultant fees	3,162	5,442
Reports to unitholders	1,703	2,931
Registration fees	458	788
Other fees	1,747	3,007

Total expenses	96,101	163,828

Net investment income (loss)	(96,101)	(163,828)

Net realized and unrealized gain (loss) on investments in affiliated fund:
Net realized gain (loss)	344,702	512,997

Change in net unrealized appreciation (depreciation)	(1,189,185)	(2,560,137)

Net realized and unrealized gain (loss)	(844,483)	(2,047,140)

Net increase (decrease) in net assets resulting from operations	$(940,584)	$(2,210,968)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$(96,101)	$(163,828)
Net realized gain (loss)	344,702	512,997
Change in net unrealized appreciation (depreciation)	(1,189,185)	(2,560,137)

Net increase (decrease) in net assets resulting from operations	(940,584)	(2,210,968)

From unitholder transactions
Proceeds from units issued	5,245,984	32,805,271
Cost of units redeemed	(5,546,459)	(10,993,279)

Net increase (decrease) in net assets from unitholder transactions	(300,475)	21,811,992

Net increase (decrease) in net assets	(1,241,059)	19,601,024

Net Assets
Beginning of period	58,941,346	38,099,263

End of period	$57,700,287	$57,700,287

Number of units
Outstanding-beginning of period	4,498,715	2,807,869
Issued	391,553	2,498,302
Redeemed	(415,167)	(831,070)

Outstanding-end of period	4,475,101	4,475,101

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$—	$—
Expenses(†) ††	(0.02)	(0.04)

Net investment income (loss)	(0.02)	(0.04)
Net realized and unrealized gain (loss)	(0.19)	(0.64)

Net increase (decrease) in unit value	(0.21)	(0.68)
Net asset value at beginning of period	13.10	13.57

Net asset value at end of period	$12.89	$12.89

Ratios/Supplemental Data:
Ratio of expenses to average net assets* ††	0.64%	0.64%
Ratio of net investment income (loss) to average net assets*	(0.64)%	(0.64)%
Portfolio turnover** †††	7%	14%
Total return**	(1.60)%	(5.01)%
Net assets at end of period (in thousands)	$57,700	$57,700

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2020 Securities Lending Series Fund (cost $97,709,439 and units of 7,901,822)	$95,359,188
Receivable for investments sold	150,269
Receivable for fund units sold	101,812

Total assets	95,611,269

Liabilities
Payable for fund units redeemed	204,763
State Street Bank and Trust Company—program fee payable	27,733
Retirement Date Fund management fee payable	8,114
Trustee, management and administration fees payable	7,672
ABA Retirement Funds—program fee payable	3,606
Other accruals	15,200

Total liabilities	267,088

Net Assets (equivalent to $15.17 per unit based on 6,283,756 units outstanding)	$95,344,181

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	81,469	129,743
Retirement Date Fund management fee	24,582	39,509
Trustee, management and administration fees	22,923	36,994
ABA Retirement Funds—program fee	10,538	17,029
Legal and audit fees	5,611	9,072
Compliance consultant fees	5,154	8,333
Reports to unitholders	2,776	4,489
Registration fees	746	1,206
Other fees	2,848	4,605

Total expenses	156,647	250,980

Net investment income (loss)	(156,647)	(250,980)

Net realized and unrealized gain (loss) on investments in affiliated fund:
Net realized gain (loss)	177,952	332,857

Change in net unrealized appreciation (depreciation)	(1,738,813)	(4,630,494)

Net realized and unrealized gain (loss)	(1,560,861)	(4,297,637)

Net increase (decrease) in net assets resulting from operations	$(1,717,508)	$(4,548,617)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$(156,647)	$(250,980)
Net realized gain (loss)	177,952	332,857
Change in net unrealized appreciation (depreciation)	(1,738,813)	(4,630,494)

Net increase (decrease) in net assets resulting from operations	(1,717,508)	(4,548,617)

From unitholder transactions
Proceeds from units issued	10,349,693	60,905,081
Cost of units redeemed	(4,904,812)	(10,089,488)

Net increase (decrease) in net assets from unitholder transactions	5,444,881	50,815,593

Net increase (decrease) in net assets	3,727,373	46,266,976

Net Assets
Beginning of period	91,616,808	49,077,205

End of period	$95,344,181	$95,344,181

Number of units
Outstanding-beginning of period	5,942,848	2,995,453
Issued	651,322	3,934,089
Redeemed	(310,414)	(645,786)

Outstanding-end of period	6,283,756	6,283,756

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.05)

Net investment income (loss)	(0.03)	(0.05)
Net realized and unrealized gain (loss)	(0.22)	(1.16)

Net increase (decrease) in unit value	(0.25)	(1.21)
Net asset value at beginning of period	15.42	16.38

Net asset value at end of period	$15.17	$15.17

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.64%	0.64%
Ratio of net investment income (loss) to average net assets*	(0.64)%	(0.64)%
Portfolio turnover**†††	2%	5%
Total return**	(1.62)%	(7.39)%
Net assets at end of period (in thousands)	$95,344	$95,344

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2030 Securities Lending Series Fund (cost $70,951,849 and units of 5,593,916)	$68,553,436
Receivable for investments sold	195,937
Receivable for fund units sold	127,690

Total assets	68,877,063

Liabilities
Payable for fund units redeemed	289,654
State Street Bank and Trust Company—program fee payable	19,901
Retirement Date Fund management fee payable	5,825
Trustee, management and administration fees payable	5,510
ABA Retirement Funds—program fee payable	2,589
Other accruals	11,511

Total liabilities	334,990

Net Assets (equivalent to $17.34 per unit based on 3,952,581 units outstanding)	$68,542,073

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	58,557	97,245
Retirement Date Fund management fee	17,667	29,598
Trustee, management and administration fees	16,475	27,713
ABA Retirement Funds—program fee	7,574	12,764
Legal and audit fees	4,033	6,796
Compliance consultant fees	3,704	6,242
Reports to unitholders	1,995	3,362
Registration fees	536	904
Other fees	2,047	3,449

Total expenses	112,588	188,073

Net investment income (loss)	(112,588)	(188,073)

Net realized and unrealized gain (loss) on investments in affiliated fund:
Net realized gain (loss)	235,146	302,646

Change in net unrealized appreciation (depreciation)	(1,227,517)	(4,531,894)

Net realized and unrealized gain (loss)	(992,371)	(4,229,248)

Net increase (decrease) in net assets resulting from operations	$(1,104,959)	$(4,417,321)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$(112,588)	$(188,073)
Net realized gain (loss)	235,146	302,646
Change in net unrealized appreciation (depreciation)	(1,227,517)	(4,531,894)

Net increase (decrease) in net assets resulting from operations	(1,104,959)	(4,417,321)

From unitholder transactions
Proceeds from units issued	8,830,732	37,359,797
Cost of units redeemed	(4,563,754)	(8,807,595)

Net increase (decrease) in net assets from unitholder transactions	4,266,978	28,552,202

Net increase (decrease) in net assets	3,162,019	24,134,881

Net Assets
Beginning of period	65,380,054	44,407,192

End of period	$68,542,073	$68,542,073

Number of units
Outstanding-beginning of period	3,717,262	2,334,893
Issued	484,916	2,106,649
Redeemed	(249,597)	(488,961)

Outstanding-end of period	3,952,581	3,952,581

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.06)

Net investment income (loss)	(0.03)	(0.06)
Net realized and unrealized gain (loss)	(0.22)	(1.62)

Net increase (decrease) in unit value	(0.25)	(1.68)
Net asset value at beginning of period	17.59	19.02

Net asset value at end of period	$17.34	$17.34

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.64%	0.64%
Ratio of net investment income (loss) to average net assets*	(0.64)%	(0.64)%
Portfolio turnover**†††	3%	5%
Total return**	(1.42)%	(8.83)%
Net assets at end of period (in thousands)	$68,542	$68,542

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2040 Securities Lending Series Fund (cost $42,711,577 and units of 3,305,380)	$41,274,276
Receivable for investments sold	95,240
Receivable for fund units sold	96,758

Total assets	41,466,274

Liabilities
Payable for fund units redeemed	171,478
State Street Bank and Trust Company—program fee payable	12,010
Retirement Date Fund management fee payable	3,519
Trustee, management and administration fees payable	3,328
ABA Retirement Funds—program fee payable	1,564
Other accruals	7,361

Total liabilities	199,260

Net Assets (equivalent to $19.48 per unit based on 2,118,964 units outstanding)	$41,267,014

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	35,210	59,964
Retirement Date Fund management fee	10,624	18,257
Trustee, management and administration fees	9,907	17,096
ABA Retirement Funds—program fee	4,554	7,874
Legal and audit fees	2,425	4,193
Compliance consultant fees	2,227	3,851
Reports to unitholders	1,200	2,075
Registration fees	323	558
Other fees	1,230	2,126

Total expenses	67,700	115,994

Net investment income (loss)	(67,700)	(115,994)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	118,459	176,824

Change in net unrealized appreciation (depreciation)	(672,872)	(3,066,442)

Net realized and unrealized gain (loss)	(554,413)	(2,889,618)

Net increase (decrease) in net assets resulting from operations	$(622,113)	$(3,005,612)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
From operations
Net investment income (loss)	$(67,700)	$(115,994)
Net realized gain (loss)	118,459	176,824
Change in net unrealized appreciation (depreciation)	(672,872)	(3,066,442)

Net increase (decrease) in net assets resulting from operations	(622,113)	(3,005,612)

From unitholder transactions
Proceeds from units issued	5,606,279	21,609,087
Cost of units redeemed	(2,643,247)	(6,207,669)

Net increase (decrease) in net assets from unitholder transactions	2,963,032	15,401,418

Net increase (decrease) in net assets	2,340,919	12,395,806

Net Assets
Beginning of period	38,926,095	28,871,208

End of period	$41,267,014	$41,267,014

Number of units
Outstanding-beginning of period	1,974,107	1,344,258
Issued	273,032	1,082,526
Redeemed	(128,175)	(307,820)

Outstanding-end of period	2,118,964	2,118,964

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2008 to June 30, 2008	For the period January 1, 2008 to June 30, 2008
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.06)

Net investment income (loss)	(0.03)	(0.06)
Net realized and unrealized gain (loss)	(0.21)	(1.94)

Net increase (decrease) in unit value	(0.24)	(2.00)
Net asset value at beginning of period	19.72	21.48

Net asset value at end of period	$19.48	$19.48

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.64%	0.64%
Ratio of net investment income (loss) to average net assets*	(0.64)%	(0.64)%
Portfolio turnover**†††	2%	5%
Total return**	(1.22)%	(9.31)%
Net assets at end of period (in thousands)	$41,267	$41,267

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

1. Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. Since December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”) acts as trustee of the Collective Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the ABA Retirement Funds program (the “Program”). Ten separate collective investment funds (the “Funds”) and the Retirement Date Funds (also the “Funds”) are established under the Trust. The Retirement Date Funds are a group of five balanced investment funds that invest in a series of SSgA funds, each of which is designed to correspond to a particular time horizon to retirement. The Funds are investment options under the Program, which is sponsored by the ABA Retirement Funds (“ARF”) (formerly called the American Bar Retirement Association). The objectives and principal strategies of the Funds are as follows:

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of June 30, 2008, 43.8% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of June 30, 2008, 32.8% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of June 30, 2008, 24.9% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of June 30, 2008, 4.8% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Funds in the Trust that participate in securities lending may invest cash collateral invested in the State Street Quality D Short-Term Investment Fund (“Quality D”). State Street Bank and Trust Company serves as the Trustee for Quality D. For purposes of daily admissions and redemptions, the short-term portfolio instruments in Quality D are valued on the basis of amortized cost. Participant units are issued and redeemed on each business day (“valuation date”). Participant units are all purchased and redeemed at a constant net asset value of $1.00 per unit. In the event that a significant disparity develops between the constant net asset value and the market based net asset value of the Fund, the Trustee of Quality D may determine that continued redemption at a constant $1.00 net asset value would create inequitable results for the Fund’s unit holders. In these circumstances, the Trustee of Quality D, in its sole discretion and acting on behalf of the Fund’s unit holders, may direct that units be redeemed at the market-based net asset value until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial. State Street collective investment funds, in which the Funds in the Trust invest, participate in securities lending and may also invest their cash collateral in Quality D or in the State Street Super Collateral Short-Term Investment Fund (“Super C”). The annual financial statements of Quality D and Super C are available from State Street Bank upon request. See Note 6.

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

2. Summary of Significant Accounting Policies

The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and financial highlights data have been prepared in conformity with accounting principles generally accepted in the United States of America:

A. Security Valuation

The Collective Trust adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”), effective January 1, 2008, which governs the application of generally accepted accounting principles that require fair value measurements of the Funds’ assets and liabilities. Fair value is an estimate of the price a Fund would receive upon selling a security in a timely transaction to an independent buyer in the principal or most advantageous market for the security.

All Funds (Other than SARF): State Street has delegated to State Street Bank the responsibility to determine the value of each Fund based on the market value of each Fund’s portfolio of securities. State Street Bank generally values each Fund’s portfolio of securities based on closing market prices or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by State Street Bank to be unreliable, the fair value of the particular securities or assets is determined in good faith by State Street pursuant to procedures adopted by State Street. For market prices and quotations, as well as some methods of pricing, State Street Bank and State Street may rely upon securities prices provided by pricing services, the Investment Advisor(s) or independent dealers.

When State Street Bank determines that the closing market price on the primary exchange where the security is traded is not readily available or no longer accurately reflects the value of the security at the time of calculation of the Fund’s net asset value, State

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Street endeavors to value the security at the amount the owner might reasonably expect to receive upon the security’s current sale. In so doing, management considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events.

With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, a valuation adjustment may be appropriate. Specifically, under appropriate circumstances, State Street will utilize a fair value model for the International Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. If a significant event occurs other than general movements in the U.S. markets, State Street Bank will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with State Street’s fair value procedures.

Unless believed no longer to accurately reflect value or to be reliable, foreign securities not traded directly or in the form of American Depositary Receipts (ADRs) in the United States are valued in the local currency at the last sale price on the applicable exchange on which such securities trade and such values are converted into the U.S. dollar equivalent at current exchange rates.

Certain other types of securities, including those discussed, may be priced using a pricing matrix to determine the value of fixed income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds. Each of these funds use fair value pricing in determining their net asset values.

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

FAS 157 established a three-tier hierarchy based on the use of observable market data and unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about uncertainty, for example, the risk inherent in a particular valuation technique used to measure fair value including such a pricing model, and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The Fund may record changes to valuations based on the amount that it might reasonably be expected to receive for a security upon its current sale consistent with the fair value measurement objective. Each determination is based on a consideration of all

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

relevant factors, which are likely to vary from one pricing context to another. Examples of such factors may include, but are not limited to the type of the security, the existence of any contractual restrictions on the security’s disposition, the price of comparable securities, quotations or evaluated prices from broker-dealers and/or pricing services, information obtained from the issuer, analysts, and/or the appropriate stock exchange (for exchange-traded securities), an analysis of the company’s financial statements, an evaluation of the forces that influence the issuer and the market(s) in which the security is purchased and sold, and with respect to debt securities, the maturity, coupon, creditworthiness, currency denomination, and the movement of the market in which the security is normally traded. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value determined upon sale of those investments.

The following is a summary of the inputs used as of June 30, 2008 in valuing the Collective Trust Funds’ assets carried at fair value:

	Investments in Securities at Fair Value
Valuation Inputs	Balanced Fund	Index Equity Fund
Level 1—Quoted Prices	$203,554,079	$—
Level 2—Other Significant Observable Inputs	208,976,825	340,730,860
Level 3—Significant Unobservable Inputs	—	—

Total	$412,530,904	$340,730,860

Intermediate Bond Fund Valuation Inputs	Investments in Securities at Fair Value	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments*
Level 1—Quoted Prices	$3,531,445	$(594,839)
Level 2—Other Significant Observable Inputs	517,653,999	(4,004,843)
Level 3—Significant Unobservable Inputs	4,726,895	524,046

Total	$525,912,339	$(4,075,636)

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Intermediate Bond Fund Level 3 Roll Forward	Investments in Securities at Fair Value
Balance as of January 1, 2008	$—
Accrued discounts/premiums	—
Realized gain (loss) and change in unrealized appreciation (depreciation)	—
Net purchases (sales)	4,726,895
Net transfers in and/or out of Level 3	—

Balance as of June 30, 2008	$4,726,895

Intermediate Bond Fund Level 3 Roll Forward	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments*

Balance as of January 1, 2008	$—
Accrued discounts/premiums	—
Realized gain (loss) and change in unrealized appreciation (depreciation)	524,046
Net purchases (sales)	—
Net transfers in and/or out of Level 3	—

Balance as of June 30, 2008	$524,046

*	Other financial instruments are derivative instruments including forward foreign currency exchange contracts, futures contracts, written options and interest rate swap contracts, which are valued at the unrealized appreciation/depreciation on the instrument.

	Investments in Securities at Fair Value
Valuation Inputs	International Equity Fund	Large-Cap Growth Equity Fund	Large-Cap Value Equity Fund
Level 1—Quoted Prices	$35,108,038	$396,567,558	$233,905,868
Level 2—Other Significant Observable Inputs	242,752,690	266,453,524	113,876,605
Level 3—Significant Unobservable Inputs	—	—	—

Total	$277,860,728	$663,021,082	$347,782,473

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

	Investments in Securities at Fair Value
Valuation Inputs	Mid-Cap Growth Equity Fund	Mid-Cap Value Equity Fund
Level 1—Quoted Prices	$125,249,518	$65,673,991
Level 2—Other Significant Observable Inputs	37,899,458	36,470,766
Level 3—Significant Unobservable Inputs	—	1,294,907

Total	$163,148,976	$103,439,664

Mid-Cap Value Equity Fund Level 3 Roll Forward	Investments in Securities at Fair Value
Balance as of January 1, 2008	$515,947
Accrued discounts/premiums	—
Realized gain (loss) and change in unrealized appreciation (depreciation)	(337)
Net purchases (sales)	—
Net transfers in and/or out of Level 3	779,297

Balance as of June 30, 2008	$1,294,907

	Investments in Securities at Fair Value
Valuation Inputs	Small-Cap Equity Fund	Stable Asset Return Fund
Level 1—Quoted Prices	$207,011,541	$—
Level 2—Other Significant Observable Inputs	131,386,264	887,549,661
Level 3—Significant Unobservable Inputs	—	—

Total	$338,397,805	$887,549,661

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

	Investments in Securities at Fair Value
Valuation Inputs	Lifetime Income Retirement Date Fund	2010 Retirement Date Fund	2020 Retirement Date Fund
Level 1—Quoted Prices	$—	$—	$—
Level 2—Other Significant Observable Inputs	33,440,609	57,710,099	95,359,188
Level 3—Significant Unobservable Inputs	—	—	—

Total	$33,440,609	$57,710,099	$95,359,188

	Investments in Securities at Fair Value
Valuation Inputs	2030 Retirement Date Fund	2040 Retirement Date Fund
Level 1—Quoted Prices	$—	$—
Level 2—Other Significant Observable Inputs	68,553,436	41,274,276
Level 3—Significant Unobservable Inputs	—	—

Total	$68,553,436	$41,274,276

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

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

At June 30, 2008, all investment contracts held by SAFT were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the Trust’s fully benefit-responsive investment contracts during 2008 is reflected below:

	June 30, 2008	December 31, 2007	Change
Net assets at fair value	$887,549,602	$877,984,124	$9,565,478
Net assets (at contract value)	914,047,173	880,338,231	33,708,942
Adjustment to contract value	26,497,571	2,354,107	24,143,464

Sensitivity Analysis

The following tables are intended to provide the analyses of the sensitivity of the Crediting Rate to future interest changes. These are estimates calculated based on current Crediting Rate calculations, and are not intended to serve as a projection or guarantee of future rates of return to be earned by the Fund.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2008	4.30%
September 30, 2008		3.33%	3.48%	3.64%	3.64%
December 31, 2008		3.23%	3.51%	3.93%	4.07%
March 31, 2009		3.14%	3.53%	4.18%	4.45%
June 30, 2009		3.06%	3.55%	4.41%	4.78%

Hypothetical change in current yield and 10% participant transactions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2008	4.30%
September 30, 2008		3.45%	3.46%	3.33%	3.18%
December 31, 2008		3.33%	3.49%	3.65%	3.65%
March 31, 2009		3.23%	3.51%	3.94%	4.08%
June 30, 2009		3.14%	3.54%	4.19%	4.45%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
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

Average yields

Based on actual income (1)	2.94%
Based on interest rate credited to participants (2)	3.98%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on June 30, 2008 by the fair value of investments on June 30, 2008.
(2)	Computed by dividing the annualized one-day earnings credited to participants on June 30, 2008 by the fair value of investments on June 30, 2008.

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

D. Foreign Currency Transactions

The accounting records of the Funds are maintained in U.S. dollars. Investment securities and other assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the prevailing rates of exchange at period-end. Purchases and sales of securities, income and expenses are translated into U.S. dollars at the prevailing exchange rate on the respective dates of the transactions.

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

(Unaudited)

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. Based on its analysis, management has determined that as of June 30, 2008 the Collective Trust did not have any tax liabilities. However, management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof.

F. Sales and Redemptions of Units of Participation and Distributions

The units offered represent interests in the Funds established under the Trust. The Trust may offer and sell an unlimited number of units. Each unit will be offered and sold daily at the offering Fund’s net asset value.

Pursuant to the Trust’s Declaration of Trust, the Funds are not required to distribute their net investment income or gains from the sale of portfolio investments.

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

At June 30, 2008, the Intermediate Bond Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar	16	$5,967,794	March 2009	$(1,575)
90 Day Eurodollar	76	18,366,987	March 2009	2,213
90 Day Eurodollar	5	1,201,610	March 2010	(4,797)
90 Day Eurodollar	236	56,441,731	September 2009	325,118
90 Day Eurodollar	13	3,132,394	June 2009	2,881
90 Day Eurodollar	194	46,584,481	September 2008	494,469
90 Day Eurodollar	233	56,322,838	December 2009	(440,700)
90 Day Eurodollar	400	96,770,172	December 2008	49,828
Germany Federal Republic Bonds 10yr	36	6,337,392	September 2008	(69,271)
U.K. Treasury Bonds	49	10,351,398	September 2008	(168,743)
U.S. Treasury Notes 10yr	290	32,485,455	September 2008	551,889

				$741,312

Short
U.S. Treasury Notes 5yr	(923)	(101,281,799)	September 2008	$(760,178)
U.S. Treasury Notes 2yr	(946)	(199,701,438)	September 2008	(96,719)
U.S. Treasury Bond	(672)	(77,038,983)	September 2008	(640,017)

				$(1,496,914)

				$(755,602)

I. Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of June 30, 2008, the Intermediate Bond Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Euro	1,706,000	$2,686,728	07/03/08	$(710)
Purchase	Pound Sterling	238,000	474,148	07/03/08	(475)
Purchase	Japanese Yen	650,000,000	6,035,838	07/03/08	86,308
Purchase	Japanese Yen	205,791,000	1,939,778	07/03/08	(1,496)
Purchase	Mexican Peso	50,039	4,641	07/10/08	207
Purchase	Mexican Peso	50,039	4,698	11/19/08	61
Purchase	Mexican Peso	24,000	2,281	11/19/08	1
Sale	Euro	1,706,000	2,682,600	08/05/08	1,130
Sale	Euro	76,000	117,640	07/03/08	(2,018)

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Sale	Euro	1,630,000	2,523,077	07/03/08	(43,283)
Sale	Pound Sterling	238,000	472,994	08/05/08	539
Sale	Pound Sterling	81,000	158,050	07/03/08	(3,158)
Sale	Pound Sterling	157,000	308,666	07/03/08	(3,800)
Sale	Japanese Yen	855,791,000	8,149,304	07/03/08	88,877
Sale	Japanese Yen	205,791,000	1,943,249	08/05/08	1,388
Sale	Mexican Peso	50,039	4,778	07/10/08	(71)

					$123,500

J. Interest Rate Swap Contracts

The Intermediate Bond Fund may invest in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange of commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Swap contracts typically have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Periodic cash settlements on interest rate swaps are recorded as adjustments to realized gains or losses as are any up-front payments which are recorded, upon termination of the swap contract.

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

At June 30, 2008, the Intermediate Bond Fund held the following interest rate swap contracts:

				Rate Type
Notional Amount	Net Cost	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate	Unrealized Appreciation/ (Depreciation)
8,000,000 AUD	$30,322	UBS (a)	03/15/2011	6 Month AUD BBR	7.500%	$(78,888)
15,100,000 BRL	(137,999)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (c)	10.115%	(939,617)
6,000,000 BRL	(54,294)	UBS (a)	01/02/2012	CDI-Brazil (c)	10.575%	(317,273)
9,600,000 BRL	(47,306)	UBS (a)	01/02/2012	CDI-Brazil (c)	12.540%	(242,346)
21,400,000 BRL	(113,331)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (c)	12.540%	(532,350)
6,800,000 EUR	(185,085)	Morgan Stanley (b)	06/16/2014	6 Month EUR LIBOR	4.000%	765,170
400,000 EUR	1,501	Barclays (b)	09/17/2018	6 Month EUR LIBOR	5.000%	98
2,000,000 EUR	(66,021)	Barclays (b)	09/17/2038	6 Month EUR LIBOR	5.000%	40,392
1,000,000 EUR	5,583	Barclays (a)	06/15/2010	6 Month EUR LIBOR	4.500%	(30,085)
800,000 GBP	9,193	Morgan Stanley (a)	09/18/2009	6 Month GBP LIBOR	6.000%	(12,901)
3,900,000 GBP	(81,468)	Morgan Stanley (a)	09/17/2011	6 Month GBP LIBOR	4.500%	(267,518)
4,300,000 GBP	(23,437)	Morgan Stanley (b)	06/15/2037	6 Month GBP LIBOR	4.000%	(69,366)
5,100,000 GBP	(20,879)	Barclays (b)	06/15/2037	6 Month GBP LIBOR	4.000%	(89,190)
600,000 GBP	2,847	Barclays (a)	09/17/2013	6 Month GBP LIBOR	5.000%	(54,466)
4,800,000 GBP	(82,606)	Barclays (a)	09/17/2011	6 Month GBP LIBOR	4.500%	(346,916)
370,000,000 JPY	(8,218)	Barclays (b)	12/17/2017	6 Month JPY LIBOR	2.000%	(39,273)
108,000,000 MXN	22,578	Merrill Lynch (a)	11/04/2016	MXN-TIIE-Banxico (d)	8.170%	(987,195)
2,000,000 USD	3,900	Merrill Lynch (b)	01/23/2009	12 Month USD LIBOR	4.500%	243,911

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

				Rate Type
Notional Amount	Net Cost	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate	Unrealized Appreciation/ (Depreciation)
45,400,000 USD	(110,849)	Morgan Stanley (a)	06/17/2010	3 Month USD LIBOR	4.000%	133,829
96,000,000 USD	(848,470)	Morgan Stanley (b)	12/17/2010	3 Month USD LIBOR	4.000%	696,298
1,200,000 USD	34,800	Lehman Brothers (b)	12/17/2038	3 Month USD LIBOR	5.000%	(31,091)
4,900,000 USD	(37,583)	Merrill Lynch (b)	12/17/2023	3 Month USD LIBOR	5.000%	2,337
16,400,000 USD	(492,246)	Citibank (b)	12/17/2015	3 Month USD LIBOR	5.000%	126,861
24,200,000 USD	(398,090)	Citibank (a)	12/17/2013	3 Month USD LIBOR	4.000%	(82,473)
72,400,000 USD	(1,046,139)	Morgan Stanley (a)	12/17/2013	3 Month USD LIBOR	4.000%	(391,579)
14,500,000 USD	52,338	Lehman Brothers (b)	12/17/2023	3 Month USD LIBOR	5.000%	(156,638)
8,300,000 USD	162,344	Citibank (b)	12/17/2038	3 Month USD LIBOR	5.000%	(136,689)
101,000,000 USD	(1,127,339)	Barclays (a)	12/17/2013	3 Month USD LIBOR	4.000%	(878,318)
26,800,000 USD	375,200	Merrill Lynch (a)	12/17/2018	3 Month USD LIBOR	5.000%	66,227
6,900,000 USD	(164,910)	Morgan Stanley (b)	12/17/2015	3 Month USD LIBOR	5.000%	11,181
9,700,000 USD	148,878	Citibank (a)	12/17/2018	3 Month USD LIBOR	5.000%	10,892
19,300,000 USD	232,811	Morgan Stanley (a)	12/17/2018	3 Month USD LIBOR	5.000%	85,082
13,300,000 USD	132,202	Bank of America (b)	12/17/2023	3 Month USD LIBOR	5.000%	(227,871)
900,000 USD	26,019	Credit Suisse (b)	12/17/2038	3 Month USD LIBOR	5.000%	(23,237)
12,800,000 USD	57,805	Merrill Lynch (b)	05/21/2009	ICAP CMM (f)	5.500%	280,135
400,000 EUR	94	UBS (a)	10/15/2010	CPI - France (e)	2.146%	(7,930)

	$(3,747,855)					$(3,480,797)

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	Fund receives the floating rate and pays the fixed rate.
(c)	CDI – Brazil is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(d)	MXN – TIIE – Banxico is the Mexican Peso Floating Rate as published by El Banco de Mexico.
(e)	CPI – France is the Consumer Price Index of France.
(f)	ICAP CMM – ICAP Constant Maturity Mortgage Fixing Rate.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

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

A summary of the written put options for the six month period ended June 30, 2008 is as follows:

Written Put Option Contracts	Number of Contracts	Premium

Outstanding, beginning of year	—	$—

Options written	110	85,663
Options exercised	—	—
Options expired	—	—
Options closed	—	—

Outstanding, end of period	110	$85,663

A summary of the written call options for the six month period ended June 30, 2008 is as follows:

Written Call Option Contracts	Number of Contracts	Premium

Outstanding, beginning of year	—	$—

Options written	110	34,100
Options exercised	—	—
Options expired	—	—
Options closed	—	—

Outstanding, end of period	110	$34,100

For the six month period ended June 30, 2008, the Fund had not entered into any swaption contracts.

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

(Unaudited)

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

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees paid to each investment advisor during the six month period ended June 30, 2008 are listed below.

Investment Advisor	Fee Rate Range Highest to Lowest
Alliance Bernstein L.P. (Large-Cap Value Equity)	.50% to .15%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)	.50% to .225%	*
JP Morgan Fleming Asset Management Limited (International Equity)	.75% to .45%
Pacific Investment Management Company (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%
Smith Asset Management Group, LP (Small-Cap Equity)	.85% to .45%
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	.50% to .35%
Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%
Wellington Management Company LLP (Mid-Cap Value Equity)	.75% to .55%
Wellington Management Company LLP (Small-Cap Equity)	.90% to .70%

*	Subject to a 5% reduction based on aggregate fees.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Investment Advisor	Fees for the six month Period Ended June 30, 2008
Alliance Bernstein L.P. (Large-Cap Value Equity)	$364,669
Capital Guardian Trust Company (Balanced)	265,946
Capital Guardian Trust Company (Large-Cap Growth Equity)	229,886
J.P. Morgan Fleming Asset Management Limited (International Equity)	432,559
Pacific Investment Management Company (Intermediate Bond)	632,621
Philadelphia International Advisors LP (International Equity)	320,536
Smith Asset Management Group, LP (Small-Cap Equity)	347,103
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	406,896
Turner Investment Partners (Mid-Cap Growth Equity)	380,217
Wellington Management Company LLP (Mid-Cap Value Equity)	244,000
Wellington Management Company LLP (Small-Cap Equity)	509,047

$4,133,480

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

The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the six month period ended June 30, 2008:

Value of Program Assets	Rate of ARF Program Fees
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4 billion	.015%

ARF received Program fees of $851,765 for the six month period ended June 30, 2008. These fees are allocated to each Fund based on net asset value.

ARF and State Street Bank have agreed to adjust the State Street Bank Program fee based upon the following schedule:

Value of Program Assets	Rate of State Street Bank Program Fee
First $2 billion	.40%
Next $1 billion	.31%
Next $1 billion	.21%
Over $4 billion	.13%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

For the six month period ended June 30, 2008, State Street Bank received program fees of $6,479,036.

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

A fee is paid to State Street Bank for its management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the net assets of the Funds at the following rates:

Value of Assets in all Funds	Rate of Trust, Management and Administration Fee
First $1 billion	.217%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the six month period ended June 30, 2008, State Street Bank received trustee, management and administration fees of $1,846,797.

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the six month period ended June 30, 2008, State Street Bank received Retirement Date Fund management fees of $127,257.

During the six month period ended June 30, 2008, the Program’s custodian reimbursed the Small-Cap Equity Fund $113,658 for losses attributable to a corporate action processing error.

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Six Month Period Ended June 30, 2008
	Purchases	Sales
Balanced Fund	$53,091,802	$70,123,820
Index Equity Fund	4,386,493	56,616,893
Intermediate Bond Fund	86,450,455	53,356,678
International Equity Fund	47,073,485	65,134,321

Large-Cap Growth Equity Fund	103,063,285	152,683,345
Large-Cap Value Equity Fund	19,065,640	54,644,713
Mid-Cap Growth Equity Fund	99,319,073	90,467,307
Mid-Cap Value Equity Fund	16,133,624	23,521,239
Small-Cap Equity Fund	132,359,650	157,114,304
Lifetime Income Retirement Date Fund	20,224,873	4,929,731
2010 Retirement Date Fund	28,707,981	7,076,155
2020 Retirement Date Fund	54,696,274	4,150,657
2030 Retirement Date Fund	31,387,207	3,041,920
2040 Retirement Date Fund	16,955,399	1,683,637

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the Six Month Period Ended June 30, 2008
	Purchases	Sales
Intermediate Bond Fund	$1,871,263,983	$1,918,243,638

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

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

Fixed-income securities, including corporate bonds, also are subject to credit risk. When a security is purchased, its anticipated yield depends on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Funds invest in securities with medium or lower credit qualities, they are subject to a higher level of credit risk than investments in investment-grade securities. The credit quality of non investment-grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity and the value of the Funds will reflect this volatility. Moreover, the Funds rely to a significant extent on ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest. There may be limitations on the quality of such ratings. For instance, certain asset backed securities such as subprime CMOs and securities backed by bond insurance that initially received relatively high ratings were, in connection with the credit markets turbulence, subsequently significantly downgraded. There is a risk of loss associated with securities even if initially highly rated, particularly in the case of collateralized debt obligations and other structured-finance investments that are often of relatively higher complexity.

6. Securities Lending Income

The Funds in the Trust are authorized to participate in the Securities Lending Program administered by State Street Bank, under which securities held by the Funds are loaned by State Street Bank, as the Funds’ lending agent, to certain brokers and other financial institutions (the “Borrowers”). The Borrowers provide cash, securities or letters of

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

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

At June 30, 2008, the Funds’ market value of securities on loan and collateral received for securities loaned was as follows:

Fund	Market Value of Loaned Securities	Collateral Value
Balanced*	$44,741,079	$45,948,652
Intermediate Bond*	13,576,202	13,854,688
International Equity	28,281,499	29,466,743
Large-Cap Growth Equity*	74,903,469	76,892,712
Large-Cap Value Equity*	30,923,482	31,705,886
Mid-Cap Growth Equity*	38,090,338	38,995,383
Mid-Cap Value Equity*	35,147,077	36,177,784
Small-Cap Equity*	110,790,827	113,907,344

As discussed in Note 1, units of Quality D continue to be issued and redeemed at a constant $1.00 net asset value per unit. At June 30, 2008 the market value of the investments in Quality D, as reported by its trustee, was approximately 98.58% of amortized cost.

*	Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. The Funds receive a fee from the Borrowers to compensate for the revenue lost from the inability to generate income from the investment of cash collateral. Non-cash collateral can be held in the form of securities issued or guaranteed by the United States Government or its agencies or instrumentalities, convertible bonds denominated in US dollars, cash, irrevocable bank letters of credit issued by a person other than the borrower or an affiliate of the borrower, or Tri-party agreements backed by securities issued or guaranteed by the United States government or its agencies. Non-cash collateral held at June 30, 2008 was in amounts as follows:

Fund	Non-Cash Collateral Value
Balanced	$1,352,078
Intermediate Bond	576,250
Large-Cap Growth Equity	10,757,243
Large-Cap Value Equity	2,589,262

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Fund	Non-Cash Collateral Value
Mid-Cap Growth Equity	1,280,488
Mid-Cap Value Equity	1,101,986
Small-Cap Equity	764,383

Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

7. Participant Ownership

As of June 30, 2008, a participant owned 5.97% of the outstanding units of the 2010 Retirement Date Fund.

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

9. Changes to the Collective Trust

Effective July 1, 2008, CitiStreet LLC became a wholly owned subsidiary of ING Group, a Netherlands-based financial services company. Prior to such date, CitiStreet LLC had been jointly owned by State Street Bank and Citigroup, Inc. CitiStreet continues to provide recordkeeping and other administrative services to the Program on behalf of State Street Bank pursuant to an existing service agreement entered into between State Street Bank and CitiStreet.

In conjunction with that above change the following changes have been made to officers of the Collective Trust:

Monet T. Ewing has replaced Philip J. Lussier as President and Chief Executive Officer of the Collective Trust. Ms. Ewing, age 45, has been a Vice President of State Street Global Advisors, a division of State Street Bank (“SSgA”), in its Fiduciary Group since 2002. From 1994 to 2001, Ms. Ewing served as Vice President and Associate Counsel for State Street Bank’s Legal Division.

Robert E. Fullam has replaced Beth M. Halberstadt as Vice President and Chief Financial Officer of the Collective Trust. Mr. Fullam, age 46, has been a Principal of SSgA since July 1, 2008. Mr. Fullam is a Vice President of State Street and was at CitiStreet LLC from 2001 to June 30, 2008, most recently as a Vice President. Mr. Fullam also served as Treasurer and Chief Accounting Officer of the Collective Trust from February 2005 to June 30, 2008. Prior to joining CitiStreet in 2001, Mr. Fullam worked at State Street Bank in various capacities during the period from 1987 through 2001.

Kelly Q. Driscoll has replaced Robert E. Fullam as Treasurer and Chief Accounting Officer of the Collective Trust. Ms. Driscoll, age 48, has been Senior Managing Director of SSgA and Department Head of its Fiduciary Group since 2001. From 1994 to 2000, Ms. Driscoll served as head of fiduciary services in the Retirement Investment Services Division of State Street Bank.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarter and Six Months Ended June 30, 2008

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

For the quarter ended June 30, 2008, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.95%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 1.00% for the same period. For the six months ended June 30, 2008, the Fund experienced a total return, net of expenses, of 1.98%, compared to an investment record of 2.11% for the combination benchmark for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark for the quarter ended June 30, 2008. Underperformance for the quarter was primarily due to a general rise in interest rates, which led to lower valuations across the bond market. During the quarter, Treasury yields rose across the yield curve; the two year Treasury yield finished the quarter approximately 1.03% higher than at the quarter’s beginning. Market volatility and uncertainty also continued into the second quarter. The effect of Fund expenses also lowered total return as compared to the combination benchmark.

The Fund continues to focus on maintaining liquidity and reducing risk. Exposures to the commercial mortgage-backed securities and non-agency mortgage sectors decreased over the second quarter of 2008 by approximately 1% each. Similar to the first quarter, investment in the quarter was primarily in the agency mortgage sector, with the Fund adding roughly 4.8% to this exposure. The increase was primarily executed through the use of the SSgA Lehman Brothers Mortgage Index Fund; it is a highly liquid, sizeable portfolio whose investments are benchmarked to the Lehman Brothers mortgage index, primarily consisting of mortgage pass-through securities. The agency mortgage sector is high quality, exhibits lower market value volatility than other structured products, provides yield to support the crediting rate, and is a sector which may recover more quickly than others once the market begins to normalize.

The Stable Asset Return Fund underperformed the combination benchmark for the six month period ended June 30, 2008. Market volatility and uncertainty were the primary contributors to underperformance. The effect of Fund expenses also lowered total return as compared to the combination benchmark.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a diversified portfolio of fixed income securities.

For the quarter ended June 30, 2008, the Intermediate Bond Fund experienced a total return, net of expenses, of (2.77)%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of (1.02)% for the same period. For the six months ended June 30, 2008, the Fund experienced a total return, net of expenses, of 1.26%, compared to an investment record of 1.13% for the Lehman Brothers Aggregate Bond Index for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The Intermediate Bond Fund, which is advised by Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index for the quarter ended June 30, 2008. During the second quarter most fixed income sectors lost ground under the pressure of rising interest rates associated with anxiety about inflation. The benchmark 10-year Treasury bond yielded 3.97% as of June 30, not far from where it started the year but 56 basis points higher than at the end of the first quarter. The movement of yield curves in the U.S., the U.K. and Europe during the second quarter reflected increased nervousness about inflation. These curves flattened as investors anticipated that central banks would have to push short-term interest rates higher in the near future. The Fund’s allocation to shorter-term maturities in the U.S., U.K. and the Eurozone was negative for returns as short-term interest rates in those areas increased and their respective yield curves flattened over the quarter. An overweight to high quality agency-backed mortgage securities helped performance as mortgage-backed securities fared better than other non-Treasury sectors during the second quarter. An underweight to corporate bonds detracted from performance as corporate bonds fared relatively well against Treasuries during the second quarter. Modest holdings of municipal bonds contributed to second quarter returns as munis outpaced more volatile taxable bonds, despite constrained liquidity in this market. Finally, exposure to emerging market currencies, especially Brazil, was beneficial for returns as the U.S. dollar weakened due to slowing growth and falling rates.

The Intermediate Bond Fund outperformed the Lehman Brothers Aggregate Bond Index for the six month period ended June 30, 2008. Stress in the financial system arising from the sub-prime debacle, and concern about higher inflation, weighed on stock and bond markets during the first half of 2008. Bonds held up better than equities in general. The Lehman Brothers Aggregate Bond Index posted a gain of 1.13% for the first six months of the year despite the turbulence. The Fund’s transition away from U.S. interest rate strategies and focus on attractively valued high quality assets protected returns during a difficult market in the first half of 2008. An overweight to high quality agency-backed mortgage securities helped performance as mortgage-backed securities fared better than other non-Treasury sectors during the year to date period. Corporate bonds, however, lagged Treasuries for the first half of 2008 amid generally poor economic data, surging raw material prices and the same liquidity concerns that hurt all non-Treasury sectors.

Balanced Fund

The Balanced Fund invests in publicly-traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the quarter ended June 30, 2008, the Balanced Fund experienced a total return, net of expenses, of (3.06)%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of (1.42)% for the same period. For the six months ended June 30, 2008, the Fund experienced a total return, net of expenses, of (7.62)%, compared to an investment record of (6.26)% for the combination benchmark for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the quarter ended June 30, 2008, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. The segment was held back primarily by stock selection in the financials sector, particularly thrifts and mortgage companies. In addition, the segment’s underweight position in the energy sector held back relative performance, though stock selection within that sector was beneficial. The segment’s returns were helped by stock selection in the materials sector.

For the quarter ended June 30, 2008, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index. During the second quarter most fixed income sectors lost ground under the pressure of rising interest rates associated with anxiety about inflation. The benchmark 10-year Treasury bond yielded 3.97% as of June 30, not far from where it started the year but 56 basis points higher than at the end of the first quarter. The movement of yield curves in the U.S., the U.K. and Europe during the second quarter reflected increased nervousness about inflation. These curves flattened as investors anticipated that central banks would have to push short-term rates higher in the near future. The segment’s allocation to shorter-term maturities in the U.S., U.K. and the Eurozone was negative for returns as short-term rates in those areas increased and their respective yield curves flattened over the quarter. An overweight to high quality agency-backed mortgage securities helped performance as mortgage-backed securities fared better than other non-Treasury sectors during the second quarter. An underweight to corporate bonds detracted from performance as corporate bonds fared relatively well against Treasuries during the second quarter. Modest holdings of municipal bonds contributed to second quarter returns as munis outpaced more volatile taxable bonds, despite constrained liquidity in this market. Finally, exposure to emerging market currencies, especially Brazil, was beneficial for returns as the U.S. dollar weakened due to slowing growth and falling rates.

For the six months ended June 30, 2008, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. For the year to date, stock selection in the financials sector has been the largest detractor, followed by the segment’s underweight position in energy stocks.

For the six months ended June 30, 2008, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, outperformed the Lehman Brothers Aggregate Bond Index. Stress in the financial system arising from the sub-prime debacle, and concern about higher inflation, weighed on stock and bond markets during the first half of 2008. Bonds held up better than equities in general. The Lehman Brothers Aggregate Bond Index posted a gain of 1.13% for the first six months of the year despite the turbulence. The segment’s transition away from U.S. interest rate strategies and focus on attractively valued high quality assets protected the segment’s returns during a difficult market in the first half of 2008. An overweight to high quality agency-backed mortgage securities helped performance as mortgage-backed securities fared better than other non-Treasury sectors during the year to date period. Corporate bonds, however, lagged Treasuries for the first half of 2008 amid generally poor economic data, surging raw material prices and the same liquidity concerns that hurt all non-Treasury sectors.

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

For the quarter ended June 30, 2008, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of (7.60)%. By comparison, the Russell 1000 Value Index produced an investment record of (5.31)% for the same period. For the six months ended June 30, 2008, the Fund experienced a total return, net of expenses, of (16.75)%, compared to an investment record of (13.57)% for the Russell 1000 Value Index for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the quarter ended June 30, 2008, the actively managed portion of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index. Relative returns were hurt by declines in financial holdings, namely Fifth Third Bancorp, AIG and Bank of America, as concerns about further write-downs and dysfunctional credit markets returned. Relative performance was helped by positions in SPX, ArcelorMittal and Chevron. Industrial conglomerate SPX’s first-quarter earnings exceeded consensus estimates, supported by strength in its thermal equipment and services segment. Shares of ArcelorMittal benefited from rising global steel prices, bolstered by strong demand and rising input costs. Chevron reported stronger-than-expected first-quarter profit as the impact of higher oil and natural gas prices more than offset weak refining margins.

The performance of the indexed portion of the Large-Cap Value Equity Fund for the quarter ended June 30, 2008 was consistent with the Russell 1000 Value Index after taking into account expenses.

For the six month period ended June 30, 2008, the actively managed portion of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index. Relative returns were hurt by declines in General Motors, AIG and Idearc. Shares of General Motors fell amid its weaker-than-expected short-term sales outlook and concerns surrounding initiatives for decreased production in its highly profitable sports utility vehicle segment. Shares of AIG were weak in reaction to the global insurer’s larger-than-expected capital-raising effort. Printing and publishing company Idearc was dragged down by management’s lower sales guidance and balance sheet concerns. Relative performance was helped by several positions including SPX and ArcelorMittal. Industrial conglomerate SPX’s first-quarter earnings exceeded consensus estimates, supported by strength in its thermal equipment and services segment. ArcelorMittal benefited from rising global steel prices, bolstered by strong demand and rising input costs.

The performance of the indexed portion of the Large-Cap Value Equity Fund for the six month period ended June 30, 2008 was consistent with the Russell 1000 Value Index after taking into account expenses.

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

For the quarter ended June 30, 2008, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 1.27%. By comparison, the Russell 1000 Growth Index produced an investment record of 1.25% for the same period. For the six months ended June 30, 2008, the Fund experienced a total return, net of expenses, of (9.61)%, compared to an investment record of (9.06)% for the Russell 1000 Growth Index for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the quarter ended June 30, 2008. Quarterly returns underperformed the benchmark due primarily to an underweight in the energy sector. Poor stock selection in the consumer discretionary and financials sectors also hurt relative performance. Stock selection among the materials sector aided performance.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price Associates, Inc. outperformed the Russell 1000 Growth Index for the quarter ended June 30, 2008. During the quarter, factors including surging food and energy costs, the lingering impact of the global credit crisis, and anemic consumer spending weighed heavily on the market. This portion of the Fund outperformed the Russell 1000 Growth Index for the period as stock selection contributed to relative results. Stock selection in the information technology and industrials and business services sectors boosted relative results. Holdings in the semiconductors and semiconductor equipment and Internet software and services sectors contributed to relative performance. Marvell Technology reported earnings growth during the period, and Google reported strong quarterly results. Stock selection in the consumer discretionary sector impaired relative results, as did an underweight allocation to the energy sector. Holdings in the hotels, restaurants, and leisure sector, which included International Game Technology and Las Vegas Sands, detracted from relative performance.

The performance of the indexed portion of the Fund for the quarter ended June 30, 2008 was consistent with the Russell 1000 Growth Index after taking into account expenses.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the six month period ended June 30, 2008. For the year to date, an underweight to the energy sector hurt results, although stock selection in the sector was helpful. Poor stock selection in the consumer discretionary and consumer staples sectors hurt performance.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price Associates, Inc., outperformed the Russell 1000 Growth Index for the six month period ended June 30, 2008. Stock selection contributed to relative performance while sector allocations detracted. Stock selection drove relative outperformance in the health care and information technology sectors. The biotechnology and semiconductors and semiconductor equipment sectors contributed to relative results. Top contributors to results during the period included Marvell Technology, Gilead Sciences, Visa, and Celgene. Stock selection in the consumer discretionary sector detracted from relative performance. The hotels, restaurants and leisure industry detracted from relative results. An underweight allocation to the energy sector also hurt relative performance during the period. Leading detractors during the period included Juniper Networks, Microsoft, Google, and International Game Technology.

The performance of the indexed portion of the Fund for the six month period ended June 30, 2008 was consistent with the Russell 1000 Growth Index after taking into account expenses.

Index Equity Fund

The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the quarter ended June 30, 2008, the Index Equity Fund experienced a total return, net of expenses, of (1.78)%. By comparison, the Russell 3000 Index produced an investment record of (1.69)% for the same period. For the six months ended June 30, 2008, the Fund experienced a total return, net of expenses, of (11.24)%, compared to an investment record of (11.05)% for the Russell 3000 Index for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Index Equity Fund for the quarter ended June 30, 2008 was consistent with the Russell 3000 Index after taking into account expenses.

The performance of the Index Equity Fund for the six month period ended June 30, 2008 was consistent with the Russell 3000 Index after taking into account expenses.

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

For the quarter ended June 30, 2008, the Mid-Cap Value Equity Fund, which is advised with the assistance of Wellington Asset Management Company, LLP, experienced a total return, net of expenses, of (0.83)%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 0.07% for the same period. For the six months ended June 30, 2008, the Fund experienced a total return, net of expenses, of (15.56)%, compared to an investment record of (8.58)% for the Russell Mid-Cap Value Index for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap Value Index for the quarter ended June 30, 2008. Security selection within the materials sector helped relative performance, due in part to Agrium and Cleveland-Cliffs. Both companies benefited from a rise in crop and coal prices, respectively. The consumer staples sector also benefited from strong holdings like Marine Harvest, which rebounded following a successful debt refinancing. An underweight to the energy sector detracted most from performance during the quarter. Avoidance of Helmerich & Payne, Petrohawk Energy, and Plains Exploration and Production hurt relative performance. Industrials holdings also detracted from performance, due in part to weak performer Northwest Airlines. Northwest Airlines’ earnings struggled and the stock declined 28% as fuel costs increased significantly.

The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap Value Index for the six month period ended June 30, 2008. Poor performance from holdings in the energy and industrials sectors detracted from relative results. Within the energy sector, the Fund’s avoidance of strong performing stocks Helmerich & Payne and Patterson-UTI Energy hurt performance. The largest detractor within the industrials sector was Northwest Airlines, which fell 55% during the first six months of the year. The top-performing sector year-to-date was materials. Cleveland-Cliffs saw shares rise alongside surging coal prices, while Agrium outperformed as rising grain prices spurred growing demand for crop nutrients and seeds. The consumer staples sector was the second-largest contributor to performance for the year-to-date period, with Marine Harvest as the top contributor within the sector.

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

For the quarter ended June 30, 2008, the Mid-Cap Growth Equity Fund, which is advised with the assistance of Turner Investment Partners, Inc., experienced a total return, net of expenses, of 4.37%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 4.65% for the same period. For the six months ended June 30, 2008, the Fund experienced a total return, net of expenses, of (9.13)%, compared to an investment record of (6.81)% for the Russell Mid-Cap Growth Index for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the quarter ended June 30, 2008. Absolute performance was positive in eight of the Fund’s ten sectors, led by the energy sector which continued to benefit from soaring oil and gas prices. When compared to the benchmark, results were mixed as four of the Fund’s ten sectors generated excess returns, led by the cyclical sectors autos/transportation and materials/processing. The Fund’s holdings in the turbulent financial services sector also contributed to relative performance during the quarter. On the downside, the Fund trailed in the traditional growth sectors of consumer discretionary and technology, which combined represent approximately 30% of the Fund.

The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the six month period ended June 30, 2008. On an absolute basis, results were mixed as performance was positive in three of the Fund’s ten sectors, led by the energy sector. When compared to the benchmark, four of the Fund’s ten sectors generated excess returns, led by the cyclical sectors autos/transportation and materials/processing, while the Fund’s holdings in the technology and consumer discretionary sectors lagged the benchmark. As was the case for the second quarter, cyclical companies led the way in terms of absolute and relative performance for the year-to-date period. Key drivers for relative performance in the materials and processing sector were holdings in fertilizer company Mosaic Co. and iron-ore pellet producer Cleveland-Cliffs. In autos and transportation, SPX Corp. and CSX Corp. both traded higher in the year-to-date period. The technology sector detracted the most from year-to-date performance as a few of the Fund’s semiconductor holdings came under pressure during the period, including Cypress Semiconductor Corp. and NVIDIA Corp. The largest detractor in this sector was web analytics firm Omniture Inc.

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

For the quarter ended June 30, 2008, the Small-Cap Equity Fund experienced a total return, net of expenses, of 5.04%. By comparison, the Russell 2000 Index produced an investment record of 0.58% for the same period. For the six months ended June 30, 2008, the Fund experienced a total return, net of expenses, of (6.98)%, compared to an investment record of (9.37)% for the Russell 2000 Index for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP outperformed the Russell 2000 Index for the quarter ended June 30, 2008. This portion of the Fund outperformed the benchmark due to favorable stock selection in seven of the ten broad market sectors, led by financials and energy. Security selection within the financials sector added to performance, helped by strong performers UMB Financial and First Cash Financial Services. UMB Financial, a Missouri-based bank, recorded record profits, while First Cash Financial Services benefited from strong consumer credit demand. The portfolio also benefited from its energy holdings, including Whiting Petroleum, an oil and gas exploration and production company that benefited from higher prices, cost reductions, and increased production during the quarter. Also contributing to performance was Venoco, an oil and gas producer that reported results above consensus. Security selection in the industrials sector detracted from performance. The portfolio’s exposure to Tennant and AirTran Holdings hurt results. Tennant, a maker of cleaning equipment, reported weak results due to decreased equipment sales, while shares of AirTran holdings, a discount airline, fell due to rising fuel prices.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. outperformed the Russell 2000 Index for the quarter ended June 30, 2008. Positive relative performance for the period was driven primarily by an overweight sector position and good stock selection in the consumer discretionary sector and an underweight sector position and positive stock selection in the financials sector. Negative contributing sectors included information technology and utilities. In the information technology sector, both an overweight position in this sector and the underperformance of the stocks in the sector detracted from total performance.

The performance of the indexed portion of the Small-Cap Equity Fund for the quarter ended June 30, 2008 was consistent with the Russell 2000 Index after taking into account expenses.

The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP outperformed the Russell 2000 Index for the six month period ended June 30, 2008. This portion of the Fund outperformed the benchmark due to outperformance in six of the ten broad market sectors. The top-performing sector year-to-date was energy. The portfolio benefited from an overweight to strong performer Whiting Petroleum, an oil and gas exploration and production company. Within the materials sector, the portfolio’s exposure to Cleveland-Cliffs, a producer of iron ore pellets, aided performance. Cleveland-Cliffs posted strong returns driven by higher demand for coal and iron ore. Also contributing to performance was the portfolio’s overweight to strong performer Century Aluminum. Poor performance from holdings in the industrials and consumer discretionary sectors detracted from results. Within the industrials sector, the portfolio’s overweight position in Commercial Vehicle Group, a truck parts supplier that saw first quarter profits fall as a result of a weakening dollar, was a primary detractor. An underweight to Walter Industries also hurt performance.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the six month period ended June 30, 2008. Stock selection in the consumer discretionary sector contributed to performance as did the performance of the overall sector. Stock selection in the information technology sector detracted from performance as did performance of the overall sector.

The performance of the indexed portion of the Small-Cap Equity Fund for the six months ended June 30, 2008 was consistent with the Russell 2000 Index after taking into account expenses.

International Equity Fund

The International Equity Fund’s investment objective is to seek long-term growth of capital through investment primarily in common stocks of established non-U.S. companies. The Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. The International Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market. The International Equity Fund is actively managed in two approximately equal portions, subject to differences in relative performance, with the assistance of JPMorgan Asset Management (UK) Limited and Philadelphia International Advisors, LP.

For the quarter ended June 30, 2008, the International Equity Fund experienced a total return, net of expenses, of (2.53)%. By comparison, the Morgan Stanley Capital International Europe, Australasia, and Far East Index (the “MSCI EAFE Index”) produced an investment record of (2.25)% for the same period. For further comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI ACWI ex-USA Index”) produced an investment record of (1.12)% for the same period. For the six months ended June 30, 2008, the Fund experienced a total return, net of expenses, of (10.37)%, compared to an investment record of (10.96)% for the MSCI EAFE Index and an investment record of (10.16)% for the MSCI ACWI ex-USA Index for the same period. The International Equity Fund began using the MSCI EAFE Index as its primary benchmark effective January 1, 2008 because the MSCI EAFE Index reflects less exposure to developing countries and is thus believed to be more closely reflective of the Fund’s portfolio. Neither the MSCI EAFE Index nor the MSCI ACWI ex-USA Index includes an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portion of the International Equity Fund advised with the assistance of JPMorgan Asset Management (UK) Limited outperformed the MSCI EAFE Index for the quarter ended June 30, 2008. Stock selection in Japan, emerging markets and continental Europe added value while holdings in the U.K. lagged. From a sector standpoint, stock selection in the energy and consumer-related sectors were the main drivers of outperformance. Virtually all energy-related holdings posted solid gains during the quarter as oil prices soared to record levels; Petrobras (a Brazilian oil and gas company) was a notable standout, rising 39% on strong reported earnings and the continued success of the company’s exploration program. Within the consumer sectors, Honda (a Japanese auto-maker) rose 20% as higher gas prices drove demand for more fuel-efficient vehicles. FEMSA (a Mexican beer and soft drink producer) gained 10% as the company’s earnings rose 13% in the first quarter, the market reacted favorably to the firm’s introduction of flavored beers and InBev’s bid for Anheuser-Busch sparked takeover speculation within the industry. In contrast, stock selection in the materials sector lagged. While mining-related holdings like BHP Billiton and Teck Cominco did well, a lack of exposure to the steel makers combined with disappointing performances from Holcim (a Swiss building materials company) and Imerys (a French mineral producer) hurt performance. Both Holcim and Imerys posted disappointing numbers as the U.S. economic slowdown undermined their earnings.

The portion of the International Equity Fund advised with the assistance of Philadelphia International Advisors, LP underperformed the MSCI EAFE Index for the quarter ended June 30, 2008. Although an underweight to, and stock selection in, the consumer staples sector added value, the portfolio’s economically sensitive sectors declined sharply in June, and lowered overall returns. Specifically, materials and consumer discretionary holdings accounted for the bulk of the decline. These sectors have been frustrating for some time now, yet valuations for the companies remain very attractive. Many of these sector holdings are in the U.K., which was the worst-performing country in the portfolio this quarter. Of the other major markets, the Japanese stock returns were favorable, but not to a degree sufficient to compensate for the U.K.

The portion of the International Equity Fund advised by JP Morgan Asset Management (UK) Limited outperformed the MSCI EAFE Index for the six-month period ended June 30, 2008. Stock selection in emerging markets and continental Europe contributed positively to relative performance while stock selection in the U.K. detracted. Stock selection in the energy sector has been a major contributor to performance with Petrobras and BG Group (UK) spearheading the way. Holdings in the industrials and technology sectors also added value. Within industrials, investors reacted positively to Orascom Construction (an Egypt-based construction company) selling its cement unit to Lafarge. Orascom continued to bring in new contracts as oil money flows into the Middle East. Mitsubishi Corp. (a Japanese trading company that deals extensively in commodities) continued to benefit from strength in commodity prices. In the technology sector, better-than-expected earnings and sales growth combined with the prospect of improved Taiwan-China relations fueled gains in the price of Taiwan Semiconductor. Stock selection in the materials sector was the main detractor from relative performance on a year-to-date basis, with most of that underperformance coming in the second quarter.

The portion of the International Equity Fund advised by Philadelphia International Advisors, L.P. underperformed the MSCI EAFE Index for the six month period ended June 30, 2008. The portfolio lagged the index due to the relative shortfall in the second quarter. Despite favorable results early in the year, the portfolio’s holdings in the U.K., specifically consumer discretionary and materials stocks, resulted in net returns lower than that of the index.

Retirement Date Funds

The Retirement Date Funds provide a series of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. Each Retirement Date Fund has a different initial investment strategy representing different risk and reward characteristics that reflect a participant’s anticipated time to expected retirement. The longer the time period to expected retirement, the greater is the Retirement Date Fund’s initial risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who are approaching or are beyond their retirement date and is comprised primarily of bonds, investment contracts and high-quality short-term debt instruments (such as those in which the Stable Asset Return Fund invests), and U.S. Treasury Inflation Protected Securities, to provide stability, income and inflation protection, although this Retirement Date Fund also includes 35% targeted equity exposure. The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more-limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for maximum growth potential.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2008, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, S&P 500® Flagship Securities Lending Series Fund, Daily MSCI ACWI ex-US Securities Lending Index Fund, S&P MidCap® Index Securities Lending Series Fund, Russell 2000® Index Securities Lending Series Fund, Long U.S. Government Index Securities Lending Fund, Passive Bond Market Index Securities Lending Series Fund, U.S. Treasury Inflation Protected Securities Lending Series Fund and Principal Accumulation Return Fund.

For the quarter ended June 30, 2008, the Retirement Date Funds experienced a total return, net of expenses, of (0.82)% for the Lifetime Income Retirement Date Fund, (1.60)% for the 2010 Retirement Date Fund, (1.62)% for the 2020 Retirement Date Fund, (1.42)% for the 2030 Retirement Date Fund and (1.22)% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the quarter ended June 30, 2008 was consistent with the relevant composite benchmark after taking into account expenses.

For the six month period ended June 30, 2008, the Retirement Date Funds experienced a total return, net of expenses, of (2.43)% for the Lifetime Income Retirement Date Fund, (5.01)% for the 2010 Retirement Date Fund, (7.39)% for the 2020 Retirement Date Fund, (8.83)% for the 2030 Retirement Date Fund and (9.31)% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the six month period ended June 30, 2008 was consistent with the relevant combination benchmark after taking into account expenses.

Quarter and Six Months Ended June 30, 2007

Stable Asset Return Fund

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of June 30, 2008.

Internal Control Over Financial Reporting: No change in the Collective Trust’s internal control over financial reporting occurred during the Collective Trust’s last fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2008, the Collective Trust issued an aggregate of approximately $133 million in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund or Retirement Date Fund.

Item 6.	EXHIBITS.

31.1*	Certification of Monet T. Ewing pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert E. Fullam pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Monet T. Ewing pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robert E. Fullam pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

August 14, 2008	By:	/s/ Monet T. Ewing
	Name:	Monet T. Ewing
	Title:	Chief Executive Officer

August 14, 2008	By:	/s/ Robert E. Fullam
	Name:	Robert E. Fullam
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of Monet T. Ewing pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert E. Fullam pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Monet T. Ewing pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robert E. Fullam pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.