Form 10-Q
period 2008-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2008-11-14
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008.

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

Balanced Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2008
Assets
Investments, at value (cost $196,603,571)	$179,410,504	(a)
Investments in affiliated issuers, at value (cost $39,785,921)	39,785,921
American Bar Association Members/State Street Collective Trust investment fund, at value:
Intermediate Bond Fund (cost $123,329,250 and units of 6,653,549)	139,050,586	(b)
Receivable for investments sold	4,041,252
Receivable for fund units sold	160,946
Dividends receivable	204,382
Tax reclaims receivable	8,604

Total assets	362,662,195

Liabilities
Due to custodian	4,102
Payable for cash collateral received on securities loaned	33,741,450	(c)
Payable for investments purchased	870,637
Payable for fund units redeemed	1,727,840
Investment advisory fee payable	161,299
State Street Bank and Trust Company—program fee payable	55,373
Trustee, management and administration fees payable	16,071
ABA Retirement Funds—program fee payable	7,398
Other accruals	50,571

Total liabilities	36,634,741

Net Assets (equivalent to $76.46 per unit based on 4,263,854 units outstanding)	$326,027,454

(a)	Includes securities on loan with a value of $32,810,398 (see Note 6).
(b)	Indicates an affiliated issuer.
(c)	Excludes non-cash collateral of $6,816 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income
Dividends (net of foreign tax expense of $243 and $10,777)	$868,656	$2,849,269
Dividends—affiliated issuers	28,369	105,318
Securities lending income	60,174	176,113

Total investment income	957,199	3,130,700

Expenses
State Street Bank and Trust Company—program fee	171,333	544,150
Investment advisory fee	118,742	384,688
Trustee, management and administration fees	49,441	155,688
ABA Retirement Funds—program fee	22,232	71,237
Legal and audit fees	11,963	38,020
Compliance consultant fees	10,792	34,726
Reports to unitholders	5,813	18,706
Registration fees	1,563	5,029
Other fees	7,738	20,957

Total expenses	399,617	1,273,201

Net investment income (loss)	557,582	1,857,499

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(23,871,308)	(21,238,374)
Intermediate Bond Fund	3,012,480	4,933,913

Net realized gain (loss)	(20,858,828)	(16,304,461)

Change in net unrealized appreciation (depreciation)	(7,182,561)	(43,678,363)

Net realized and unrealized gain (loss)	(28,041,389)	(59,982,824)

Net increase (decrease) in net assets resulting from operations	$(27,483,807)	$(58,125,325)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$557,582	$1,857,499
Net realized gain (loss)	(20,858,828)	(16,304,461)
Change in net unrealized appreciation (depreciation)	(7,182,561)	(43,678,363)

Net increase (decrease) in net assets resulting from operations	(27,483,807)	(58,125,325)

From unitholder transactions
Proceeds from units issued	13,415,930	50,266,809
Cost of units redeemed	(27,017,994)	(79,445,751)

Net increase (decrease) in net assets from unitholder transactions	(13,602,064)	(29,178,942)

Net increase (decrease) in net assets	(41,085,871)	(87,304,267)

Net Assets
Beginning of period	367,113,325	413,331,721

End of period	$326,027,454	$326,027,454

Number of units
Outstanding-beginning of period	4,432,557	4,610,378
Issued	165,886	590,847
Redeemed	(334,589)	(937,371)

Outstanding-end of period	4,263,854	4,263,854

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$0.22	$0.70
Expenses(†)††	(0.09)	(0.28)

Net investment income (loss)	0.13	0.42
Net realized and unrealized gain (loss)	(6.49)	(13.61)

Net increase (decrease) in unit value	(6.36)	(13.19)
Net asset value at beginning of period	82.82	89.65

Net asset value at end of period	$76.46	$76.46

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.45%	0.45%
Ratio of net investment income (loss) to average net assets*	0.62%	0.65%
Portfolio turnover**†††	8%	21%
Total return**	(7.68)%	(14.71)%
Net assets at end of period (in thousands)	$326,027	$326,027

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds or the Intermediate Bond Fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in the Intermediate Bond Fund, portfolio turnover reflects purchases and sales of the Intermediate Bond Fund in which the Fund invests a portion of its assets, rather than portfolio turnover of the underlying portfolio of the Intermediate Bond Fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $259,626,479 and units of 29,148,252)	$299,031,918
Receivable for fund units sold	188,722
Interest receivable	77,434

Total assets	299,298,074

Liabilities
Payable for fund units redeemed	1,639,067
State Street Bank and Trust Company—program fee payable	90,470
Trustee, management and administration fees payable	26,220
ABA Retirement Funds—program fee payable	11,508
Other accruals	82,708

Total liabilities	1,849,973

Net Assets (equivalent to $31.14 per unit based on 9,550,699 units outstanding)	$297,448,101

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income
Securities lending income	$106,488	$248,504

Total investment income	106,488	248,504

Expenses
State Street Bank and Trust Company—program fee	281,879	903,461
Trustee, management and administration fees	81,356	258,515
ABA Retirement Funds—program fee	36,577	118,307
Legal and audit fees	19,684	63,133
Compliance consultant fees	17,758	57,667
Reports to unitholders	9,566	31,065
Registration fees	2,572	8,351
Other fees	12,732	34,776

Total expenses	462,124	1,475,275

Net investment income (loss)	(355,636)	(1,226,771)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	1,438,263	7,667,648

Change in net unrealized appreciation (depreciation)	(30,033,195)	(82,935,417)

Net realized and unrealized gain (loss)	(28,594,932)	(75,267,769)

Net increase (decrease) in net assets resulting from operations	$(28,950,568)	$(76,494,540)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$(355,636)	$(1,226,771)
Net realized gain (loss)	1,438,263	7,667,648
Change in net unrealized appreciation (depreciation)	(30,033,195)	(82,935,417)

Net increase (decrease) in net assets resulting from operations	(28,950,568)	(76,494,540)

From unitholder transactions
Proceeds from units issued	8,969,348	118,552,881
Cost of units redeemed	(21,665,916)	(183,413,405)

Net increase (decrease) in net assets from unitholder transactions	(12,696,568)	(64,860,524)

Net increase (decrease) in net assets	(41,647,136)	(141,355,064)

Net Assets
Beginning of period	339,095,237	438,803,165

End of period	$297,448,101	$297,448,101

Number of units
Outstanding-beginning of period	9,935,807	11,413,546
Issued	269,700	3,410,099
Redeemed	(654,808)	(5,272,946)

Outstanding-end of period	9,550,699	9,550,699

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008		For the period January 1, 2008 to September 30, 2008
Investment income†	$0.01		$0.02
Expenses(†)††	(0.04)		(0.14)

Net investment income (loss)	(0.03)		(0.12)
Net realized and unrealized gain (loss)	(2.96)		(7.19)

Net increase (decrease) in unit value	(2.99)		(7.31)
Net asset value at beginning of period	34.13		38.45

Net asset value at end of period	$31.14		$31.14

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.56%		0.54%
Ratio of net investment income (loss) to average net assets*	(0.43)%		(0.45)%
Portfolio turnover**†††	0	%(a)	2%
Total return**	(8.76)%		(19.01)%
Net assets at end of period (in thousands)	$297,448		$297,448

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Amounts less than 0.50% are rounded to zero.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2008
Assets
Investments, at value (cost $537,187,478)	$505,540,526	(a)
Investments in affiliated issuers, at value (cost $32,364,226)	32,364,226
Foreign currency, at value (cost $1,772,442)	1,757,599
Deposit with broker for open futures contracts	3,140,700
Receivable for investments sold on delayed delivery basis	103,960,164
Receivable for investments sold	56,926,500
Receivable for fund units sold	543,271
Interest and dividends receivable	2,654,966
Receivable for futures variation margin	445,371
Gross unrealized appreciation of forward currency exchange contracts	312,549
Tax reclaims receivable	17,269
Swap contracts, at value	1,294,612

Total assets	708,957,753

Liabilities
Due to custodian	268,551
Payable for cash collateral received on securities loaned	32,355,513
Payable for investments purchased on a delayed delivery basis	199,811,836
Payable for investments purchased	57,659,295
Payable for fund units redeemed	4,054,559
Swap contracts, at value	9,455,726
Gross unrealized depreciation of forward currency exchange contracts	178,996
Investment advisory fee payable	95,868
State Street Bank and Trust Company—program fee payable	122,989
Trustee, management and administration fees payable	35,479
ABA Retirement Funds—program fee payable	16,325
Other accruals	102,272

Total liabilities	304,157,409

Net Assets (equivalent to $20.90 per unit based on 19,370,024 units outstanding)	$404,800,344

(a)	Includes securities on loan with a value of $31,694,884 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income
Dividends	$73,438	$182,691
Dividends—affiliated issuers	27,810	127,762
Interest—unaffiliated issuers	5,998,415	18,185,839
Securities lending income	20,283	88,489

Total investment income	6,119,946	18,584,781

Expenses
State Street Bank and Trust Company—program fee	374,358	1,144,615
Investment advisory fee	297,251	929,872
Trustee, management and administration fees	108,009	327,615
ABA Retirement Funds—program fee	48,576	149,887
Legal and audit fees	26,136	80,005
Compliance consultant fees	23,578	73,059
Reports to unitholders	12,701	39,355
Registration fees	3,414	10,579
Other fees	16,905	44,236

Total expenses	910,928	2,799,223

Net investment income (loss)	5,209,018	15,785,558

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,913,476	10,412,673
Foreign currency transactions	376,866	10,050
Futures contracts	(3,196,826)	1,134,535
Swap contracts	(132,060)	3,678,895
Written options	55,619	3,518,878

Net realized gain (loss)	17,075	18,755,031

Change in net unrealized appreciation (depreciation) on:
Investments	(24,346,414)	(36,829,181)
Foreign currency transactions	55	(267,606)
Futures contracts	534,393	(4,775,312)
Swap contracts	2,118,381	(2,327,109)
Written options	(37,263)	—

Change in net unrealized appreciation (depreciation)	(21,730,848)	(44,199,208)

Net realized and unrealized gain (loss)	(21,713,773)	(25,444,177)

Net increase (decrease) in net assets resulting from operations	$(16,504,755)	$(9,658,619)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$5,209,018	$15,785,558
Net realized gain (loss) from investments and foreign currency transactions	17,075	18,755,031
Change in net unrealized appreciation (depreciation)	(21,730,848)	(44,199,208)

Net increase (decrease) in net assets resulting from operations	(16,504,755)	(9,658,619)

From unitholder transactions
Proceeds from units issued	17,539,425	149,499,043
Cost of units redeemed	(38,274,491)	(219,401,713)

Net increase (decrease) in net assets from unitholder transactions	(20,735,066)	(69,902,670)

Net increase (decrease) in net assets	(37,239,821)	(79,561,289)

Net Assets
Beginning of period	442,040,165	484,361,633

End of period	$404,800,344	$404,800,344

Number of units
Outstanding-beginning of period	20,332,139	22,558,121
Issued	810,766	6,749,526
Redeemed	(1,772,881)	(9,937,623)

Outstanding-end of period	19,370,024	19,370,024

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$0.31	$0.89
Expenses(†)††	(0.04)	(0.13)

Net investment income (loss)	0.27	0.76
Net realized and unrealized gain (loss)	(1.11)	(1.33)

Net increase (decrease) in unit value	(0.84)	(0.57)
Net asset value at beginning of period	21.74	21.47

Net asset value at end of period	$20.90	$20.90

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.83%	0.81%
Ratio of net investment income (loss) to average net assets*	4.76%	4.59%
Portfolio turnover**	147%	494%
Total return**	(3.86)%	(2.65)%
Net assets at end of period (in thousands)	$404,800	$404,800

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2008
Assets
Investments, at value (cost $208,494,273)	$184,600,143	(a)
Investments in affiliated issuers, at value (cost $31,955,160)	31,955,160
Foreign currency, at value (cost $556,594)	536,138
Receivable for investments sold	4,739,746
Receivable for fund units sold	168,281
Dividends receivable	694,966
Tax reclaims receivable	441,083

Total assets	223,135,517

Liabilities
Due to custodian	864,743
Payable for cash collateral received on securities loaned	31,758,765	(b)
Payable for investments purchased	2,430,425
Payable for fund units redeemed	1,281,225
Investment advisory fee payable	162,639
State Street Bank and Trust Company—program fee payable	58,212
Trustee, management and administration fees payable	16,876
ABA Retirement Funds—program fee payable	7,746
Other accruals	56,911

Total liabilities	36,637,542

Net Assets (equivalent to $24.01 per unit based on 7,766,414 units outstanding)	$186,497,975

(a)	Includes securities on loan with a value of $30,603,156 (see Note 6).
(b)	Excludes non-cash collateral of $230,516 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income
Dividends (net of foreign tax expense of $38,867 and $355,819)	$1,594,478	$9,319,991
Dividends—affiliated issuers	8,009	50,597
Interest—unaffiliated issuers	303	3,233
Securities lending income	87,405	214,759

Total investment income	1,690,195	9,588,580

Expenses
Investment advisory fee	321,829	1,074,924
State Street Bank and Trust Company—program fee	191,771	641,711
Trustee, management and administration fees	55,380	183,641
ABA Retirement Funds—program fee	24,884	84,036
Legal and audit fees	13,397	44,852
Compliance consultant fees	12,086	40,979
Reports to unitholders	6,510	22,074
Registration fees	1,750	5,934
Other fees	9,694	25,651

Total expenses	637,301	2,123,802

Net investment income (loss)	1,052,894	7,464,778

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,107,208	11,805,234
Foreign currency transactions	(43,687)	(116,293)

Net realized gain (loss)	1,063,521	11,688,941

Change in net unrealized appreciation (depreciation) on:
Investments	(53,042,278)	(101,410,030)
Foreign currency transactions	(84,215)	(66,673)

Change in net unrealized appreciation (depreciation)	(53,126,493)	(101,476,703)

Net realized and unrealized gain (loss)	(52,062,972)	(89,787,762)

Net increase (decrease) in net assets resulting from operations	$(51,010,078)	$(82,322,984)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$1,052,894	$7,464,778
Net realized gain (loss) from investments and foreign currency transactions	1,063,521	11,688,941
Change in net unrealized appreciation (depreciation)	(53,126,493)	(101,476,703)

Net increase (decrease) in net assets resulting from operations	(51,010,078)	(82,322,984)

From unitholder transactions
Proceeds from units issued	7,434,982	93,918,345
Cost of units redeemed	(18,794,782)	(134,259,409)

Net increase (decrease) in net assets from unitholder transactions	(11,359,800)	(40,341,064)

Net increase (decrease) in net assets	(62,369,878)	(122,664,048)

Net Assets
Beginning of period	248,867,853	309,162,023

End of period	$186,497,975	$186,497,975

Number of units
Outstanding-beginning of period	8,182,767	9,112,453
Issued	267,943	3,029,675
Redeemed	(684,296)	(4,375,714)

Outstanding-end of period	7,766,414	7,766,414

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$0.22	$1.14
Expenses(†)††	(0.08)	(0.25)

Net investment income (loss)	0.14	0.89
Net realized and unrealized gain (loss)	(6.54)	(10.81)

Net increase (decrease) in unit value	(6.40)	(9.92)
Net asset value at beginning of period	30.41	33.93

Net asset value at end of period	$24.01	$24.01

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.13%	1.10%
Ratio of net investment income (loss) to average net assets*	1.87%	3.87%
Portfolio turnover**	7%	25%
Total return**	(21.05)%	(29.24)%
Net assets at end of period (in thousands)	$186,498	$186,498

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2008
Assets
Investments, at value (cost $373,329,694)	$329,885,219	(a)
Investments in affiliated issuers, at value (cost $195,998,889)	231,442,414
Cash	68,429
Receivable for investments sold	5,424,094
Receivable for fund units sold	813,681
Interest and dividends receivable	217,767
Tax reclaims receivable	784

Total assets	567,852,388

Liabilities
Payable for cash collateral received on securities loaned	62,807,290	(b)
Payable for investments purchased	2,523,302
Payable for fund units redeemed	3,988,854
Investment advisory fee payable	199,389
State Street Bank and Trust Company—program fee payable	154,604
Trustee, management and administration fees payable	44,864
ABA Retirement Funds—program fee payable	20,621
Other accruals	140,921

Total liabilities	69,879,845

Net Assets (equivalent to $45.60 per unit based on 10,920,507 units outstanding)	$497,972,543

(a)	Includes securities on loan with a value of $61,862,780 (see Note 6).
(b)	Excludes non-cash collateral of $689,864 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income
Dividends (net of foreign tax expense of $874 and $3,859)	$800,404	$2,477,602
Dividends—affiliated issuers	43,152	130,477
Securities lending income	124,116	348,058

Total investment income	967,672	2,956,137

Expenses
State Street Bank and Trust Company—program fee	490,634	1,537,337
Investment advisory fee	289,474	926,256
Trustee, management and administration fees	141,639	439,944
ABA Retirement Funds—program fee	63,665	201,256
Legal and audit fees	34,268	107,427
Compliance consultant fees	30,914	98,113
Reports to unitholders	16,653	52,851
Registration fees	4,477	14,208
Other fees	22,163	59,281

Total expenses	1,093,887	3,436,673

Net investment income (loss)	(126,215)	(480,536)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(8,683,351)	(7,496,074)
Investments—affiliated issuers	2,964,049	10,414,266
Foreign currency transactions	67	(28)

Net realized gain (loss)	(5,719,235)	2,918,164

Change in net unrealized appreciation (depreciation)	(65,207,338)	(141,195,171)

Net realized and unrealized gain (loss)	(70,926,573)	(138,277,007)

Net increase (decrease) in net assets resulting from operations	$(71,052,788)	$(138,757,543)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$(126,215)	$(480,536)
Net realized gain (loss) from investments and foreign currency transactions	(5,719,235)	2,918,164
Change in net unrealized appreciation (depreciation)	(65,207,338)	(141,195,171)

Net increase (decrease) in net assets resulting from operations	(71,052,788)	(138,757,543)

From unitholder transactions
Proceeds from units issued	12,648,403	92,733,693
Cost of units redeemed	(38,151,282)	(173,540,771)

Net increase (decrease) in net assets from unitholder transactions	(25,502,879)	(80,807,078)

Net increase (decrease) in net assets	(96,555,667)	(219,564,621)

Net Assets
Beginning of period	594,528,210	717,537,164

End of period	$497,972,543	$497,972,543

Number of units
Outstanding-beginning of period	11,430,684	12,470,251
Issued	251,262	1,789,092
Redeemed	(761,439)	(3,338,836)

Outstanding-end of period	10,920,507	10,920,507

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$0.08	$0.25
Expenses(†)††	(0.09)	(0.29)

Net investment income (loss)	(0.01)	(0.04)
Net realized and unrealized gain (loss)	(6.40)	(11.90)

Net increase (decrease) in unit value	(6.41)	(11.94)
Net asset value at beginning of period	52.01	57.54

Net asset value at end of period	$45.60	$45.60

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.76%	0.74%
Ratio of net investment income (loss) to average net assets*	(0.09)%	(0.10)%
Portfolio turnover**†††	7%	23%
Total return**	(12.32)%	(20.75)%
Net assets at end of period (in thousands)	$497,973	$497,973

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2008
Assets
Investments, at value (cost $235,568,938)	$206,396,973	(a)
Investments in affiliated issuers, at value (cost $84,403,433)	91,662,261
Cash	23,303
Receivable for investments sold	843,642
Receivable for fund units sold	223,580
Interest and dividends receivable	437,326
Tax reclaims receivable	22,035

Total assets	299,609,120

Liabilities
Payable for cash collateral received on securities loaned	18,529,374	(b)
Payable for investments purchased	571,050
Payable for fund units redeemed	2,324,399
Investment advisory fee payable	51,369
State Street Bank and Trust Company—program fee payable	84,110
Trustee, management and administration fees payable	24,415
ABA Retirement Funds—program fee payable	11,219
Other accruals	79,238

Total liabilities	21,675,174

Net Assets (equivalent to $33.22 per unit based on 8,367,634 units outstanding)	$277,933,946

(a)	Includes securities on loan with a value of $18,101,373 (see Note 6).
(b)	Excludes non-cash collateral of $30,600 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income
Dividends (net of foreign tax expense of $1,293 and $30,882)	$1,795,033	$5,990,746
Dividends—affiliated issuers	29,833	78,406
Securities lending income	54,821	162,407

Total investment income	1,879,687	6,231,559

Expenses
State Street Bank and Trust Company—program fee	261,573	863,191
Investment advisory fee	160,913	525,582
Trustee, management and administration fees	75,492	246,999
ABA Retirement Funds—program fee	33,942	113,048
Legal and audit fees	18,265	60,326
Compliance consultant fees	16,478	55,113
Reports to unitholders	8,876	29,688
Registration fees	2,386	7,980
Other fees	11,815	33,156

Total expenses	589,740	1,935,083

Net investment income (loss)	1,289,947	4,296,476

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(6,730,607)	1,082,482
Investments—affiliated issuers	1,648,188	6,232,541

Net realized gain (loss)	(5,082,419)	7,315,023

Change in net unrealized appreciation (depreciation)	(19,880,409)	(102,619,555)

Net realized and unrealized gain (loss)	(24,962,828)	(95,304,532)

Net increase (decrease) in net assets resulting from operations	$(23,672,881)	$(91,008,056)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$1,289,947	$4,296,476
Net realized gain (loss)	(5,082,419)	7,315,023
Change in net unrealized appreciation (depreciation)	(19,880,409)	(102,619,555)

Net increase (decrease) in net assets resulting from operations	(23,672,881)	(91,008,056)

From unitholder transactions
Proceeds from units issued	9,839,174	78,516,787
Cost of units redeemed	(25,039,505)	(130,255,514)

Net increase (decrease) in net assets from unitholder transactions	(15,200,331)	(51,738,727)

Net increase (decrease) in net assets	(38,873,212)	(142,746,783)

Net Assets
Beginning of period	316,807,158	420,680,729

End of period	$277,933,946	$277,933,946

Number of units
Outstanding-beginning of period	8,803,172	9,730,129
Issued	280,153	2,028,192
Redeemed	(715,691)	(3,390,687)

Outstanding-end of period	8,367,634	8,367,634

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$0.22	$0.69
Expenses(†)††	(0.06)	(0.21)

Net investment income (loss)	0.16	0.48
Net realized and unrealized gain (loss)	(2.93)	(10.49)

Net increase (decrease) in unit value	(2.77)	(10.01)
Net asset value at beginning of period	35.99	43.23

Net asset value at end of period	$33.22	$33.22

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.77%	0.75%
Ratio of net investment income (loss) to average net assets*	1.69%	1.65%
Portfolio turnover**†††	8%	12%
Total return**	(7.70)%	(23.16)%
Net assets at end of period (in thousands)	$277,934	$277,934

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2008
Assets
Investments, at value (cost $101,177,657)	$94,353,973	(a)
Investments in affiliated issuers, at value (cost $43,987,307)	43,987,307
Cash	7,704
Receivable for investments sold	2,073,536
Receivable for fund units sold	100,297
Dividends receivable	46,160

Total assets	140,568,977

Liabilities
Payable for cash collateral received on securities loaned	43,567,515
Payable for investments purchased	2,382,863
Payable for fund units redeemed	1,027,411
Investment advisory fee payable	172,941
State Street Bank and Trust Company—program fee payable	29,742
Trustee, management and administration fees payable	8,581
ABA Retirement Funds—program fee payable	3,946
Other accruals	26,477

Total liabilities	47,219,476

Net Assets (equivalent to $20.18 per unit based on 4,625,300 units outstanding)	$93,349,501

(a)	Includes securities on loan with a value of $42,544,342 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income
Dividends	$129,478	$470,134
Dividends—affiliated issuers	2,229	75,955
Securities lending income	58,294	167,245

Total investment income	190,001	713,334

Expenses
Investment advisory fee	172,941	553,158
State Street Bank and Trust Company—program fee	95,690	300,606
Trustee, management and administration fees	27,628	86,019
ABA Retirement Funds—program fee	12,416	39,344
Legal and audit fees	6,684	21,004
Compliance consultant fees	6,030	19,184
Reports to unitholders	3,248	10,334
Registration fees	873	2,778
Other fees	4,323	11,588

Total expenses	329,833	1,044,015

Net investment income (loss)	(139,832)	(330,681)

Net realized and unrealized gain (loss)
Net realized gain (loss)	(4,838,724)	(4,371,990)

Change in net unrealized appreciation (depreciation)	(20,611,722)	(32,647,834)

Net realized and unrealized gain (loss)	(25,450,446)	(37,019,824)

Net increase (decrease) in net assets resulting from operations	$(25,590,278)	$(37,350,505)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$(139,832)	$(330,681)
Net realized gain (loss)	(4,838,724)	(4,371,990)
Change in net unrealized appreciation (depreciation)	(20,611,722)	(32,647,834)

Net increase (decrease) in net assets resulting from operations	(25,590,278)	(37,350,505)

From unitholder transactions
Proceeds from units issued	7,404,471	50,330,450
Cost of units redeemed	(12,314,374)	(50,546,345)

Net increase (decrease) in net assets from unitholder transactions	(4,909,903)	(215,895)

Net increase (decrease) in net assets	(30,500,181)	(37,566,400)

Net Assets
Beginning of period	123,849,682	130,915,901

End of period	$93,349,501	$93,349,501

Number of units
Outstanding-beginning of period	4,843,922	4,652,506
Issued	319,737	2,028,160
Redeemed	(538,359)	(2,055,366)

Outstanding-end of period	4,625,300	4,625,300

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$0.04	$0.15
Expenses(†)††	(0.07)	(0.22)

Net investment income (loss)	(0.03)	(0.07)
Net realized and unrealized gain (loss)	(5.36)	(7.89)

Net increase (decrease) in unit value	(5.39)	(7.96)
Net asset value at beginning of period	25.57	28.14

Net asset value at end of period	$20.18	$20.18

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.18%	1.16%
Ratio of net investment income (loss) to average net assets*	(0.50)%	(0.37)%
Portfolio turnover**	45%	124%
Total return**	(21.08)%	(28.29)%
Net assets at end of period (in thousands)	$93,350	$93,350

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2008
Assets
Investments, at value (cost $69,885,896)	$57,126,692	(a)
Investments in affiliated issuers, at value (cost $30,360,399)	30,360,399
Foreign currency, at value (cost $27,703)	27,674
Cash	12,502
Receivable for investments sold	1,630,257
Receivable for fund units sold	82,115
Dividends receivable	102,656

Total assets	89,342,295

Liabilities
Payable for cash collateral received on securities loaned	29,013,320	(b)
Payable for investments purchased	1,415,225
Payable for fund units redeemed	490,623
Investment advisory fee payable	35,166
State Street Bank and Trust Company—program fee payable	18,366
Trustee, management and administration fees payable	5,306
ABA Retirement Funds—program fee payable	2,432
Other accruals	16,656

Total liabilities	30,997,094

Net Assets (equivalent to $12.79 per unit based on 4,560,163 units outstanding)	$58,345,201

(a)	Includes securities on loan with a value of $28,506,530 (see Note 6).
(b)	Excludes non-cash collateral of $388,328 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income
Dividends (net of foreign tax expense of $742 and $4,785)	$261,206	$775,948
Dividends—affiliated issuers	7,111	21,084
Interest—unaffiliated issuers	—	381
Securities lending income	36,709	129,587

Total investment income	305,026	927,000

Expenses
Investment advisory fee	109,747	353,747
State Street Bank and Trust Company—program fee	56,483	180,065
Trustee, management and administration fees	16,302	51,497
ABA Retirement Funds—program fee	7,329	23,572
Legal and audit fees	3,944	12,576
Compliance consultant fees	3,558	11,487
Reports to unitholders	1,917	6,188
Registration fees	515	1,663
Other fees	2,552	6,930

Total expenses	202,347	647,725

Net investment income (loss)	102,679	279,275

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(2,354,395)	(8,712,712)
Foreign currency transactions	2,735	(4,461)

Net realized gain (loss)	(2,351,660)	(8,717,173)

Change in net unrealized appreciation (depreciation) on:
Investments	(4,831,837)	(11,920,510)
Foreign currency transactions	649	7,371

Change in net unrealized appreciation (depreciation)	(4,831,188)	(11,913,139)

Net realized and unrealized gain (loss)	(7,182,848)	(20,630,312)

Net increase (decrease) in net assets resulting from operations	$(7,080,169)	$(20,351,037)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$102,679	$279,275
Net realized gain (loss) from investments and foreign currency transactions	(2,351,660)	(8,717,173)
Change in net unrealized appreciation (depreciation)	(4,831,188)	(11,913,139)

Net increase (decrease) in net assets resulting from operations	(7,080,169)	(20,351,037)

From unitholder transactions
Proceeds from units issued	3,677,916	23,455,393
Cost of units redeemed	(5,853,205)	(33,478,910)

Net increase (decrease) in net assets from unitholder transactions	(2,175,289)	(10,023,517)

Net increase (decrease) in net assets	(9,255,458)	(30,374,554)

Net Assets
Beginning of period	67,600,659	88,719,755

End of period	$58,345,201	$58,345,201

Number of units
Outstanding-beginning of period	4,715,860	5,227,794
Issued	262,482	1,583,442
Redeemed	(418,179)	(2,251,073)

Outstanding-end of period	4,560,163	4,560,163

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$0.06	$0.19
Expenses(†)††	(0.04)	(0.13)

Net investment income (loss)	0.02	0.06
Net realized and unrealized gain (loss)	(1.56)	(4.24)

Net increase (decrease) in unit value	(1.54)	(4.18)
Net asset value at beginning of period	14.33	16.97

Net asset value at end of period	$12.79	$12.79

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.22%	1.20%
Ratio of net investment income (loss) to average net assets*	0.62%	0.52%
Portfolio turnover**	15%	36%
Total return**	(10.75)%	(24.63)%
Net assets at end of period (in thousands)	$58,345	$58,345

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2008
Assets
Investments, at value (cost $199,046,015)	$192,900,096	(a)
Investments in affiliated issuers, at value (cost $132,322,700)	132,252,529
Receivable for investments sold	1,441,428
Receivable for fund units sold	154,325
Interest and dividend receivable	168,848
Tax reclaims receivable	1,003

Total assets	326,918,229

Liabilities
Due to custodian	43,540
Payable for cash collateral received on securities loaned	116,765,900	(b)
Payable for investments purchased	1,208,159
Payable for fund units redeemed	1,111,800
Investment advisory fee payable	132,437
State Street Bank and Trust Company—program fee payable	63,476
Trustee, management and administration fees payable	18,389
ABA Retirement Funds—program fee payable	8,449
Other accruals	54,979

Total liabilities	119,407,129

Net Assets (equivalent to $64.47 per unit based on 3,218,650 units outstanding)	$207,511,100

(a)	Includes securities on loan with a value of $113,601,551 (see Note 6).
(b)	Excludes non-cash collateral of $14,148 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income
Dividends (net of foreign tax expense of $610 and $610)	$422,849	$1,263,358
Dividends—affiliated issuers	37,526	136,917
Securities lending income	201,426	597,561

Total investment income	661,801	1,997,836

Expenses
Investment advisory fee	410,900	1,267,050
State Street Bank and Trust Company—program fee	195,325	582,831
Trustee, management and administration fees	56,369	166,769
ABA Retirement Funds—program fee	25,346	76,270
Legal and audit fees	13,639	40,714
Compliance consultant fees	12,304	37,173
Reports to unitholders	6,628	20,024
Registration fees	1,782	5,384
Other fees	8,821	22,559

Total expenses	731,114	2,218,774

Net investment income (loss)	(69,313)	(220,938)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(1,314,140)	(10,219,278)
Investments—affiliated issuers	78,991	(28,364)
Foreign currency transactions	—	26,793
Net increase from payments made by affiliates (see Note 3)	—	113,658

Net realized gain (loss)	(1,235,149)	(10,107,191)

Change in net unrealized appreciation (depreciation)	(12,411,923)	(21,984,169)

Net realized and unrealized gain (loss)	(13,647,072)	(32,091,360)

Net increase (decrease) in net assets resulting from operations	$(13,716,385)	$(32,312,298)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$(69,313)	$(220,938)
Net realized gain (loss) from investments and foreign currency transactions	(1,235,149)	(10,107,191)
Change in net unrealized appreciation (depreciation)	(12,411,923)	(21,984,169)

Net increase (decrease) in net assets resulting from operations	(13,716,385)	(32,312,298)

From unitholder transactions
Proceeds from units issued	6,337,020	28,657,613
Cost of units redeemed	(13,223,509)	(55,322,864)

Net increase (decrease) in net assets from unitholder transactions	(6,886,489)	(26,665,251)

Net increase (decrease) in net assets	(20,602,874)	(58,977,549)

Net Assets
Beginning of period	228,113,974	266,488,649

End of period	$207,511,100	$207,511,100

Number of units
Outstanding-beginning of period	3,319,317	3,607,118
Issued	91,893	423,439
Redeemed	(192,560)	(811,907)

Outstanding-end of period	3,218,650	3,218,650

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$0.20	$0.59
Expenses(†)††	(0.22)	(0.65)

Net investment income (loss)	(0.02)	(0.06)
Net realized and unrealized gain (loss)	(4.23)	(9.35)

Net increase (decrease) in unit value	(4.25)	(9.41)
Net asset value at beginning of period	68.72	73.88

Net asset value at end of period	$64.47	$64.47

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.28%	1.27%
Ratio of net investment income (loss) to average net assets*	(0.12)%	(0.13)%
Portfolio turnover**†††	26%	82%
Total return**	(6.18)%	(12.74	)%(a)
Net assets at end of period (in thousands)	$207,511	$207,511

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Includes a reimbursement from the Advisor for $113,658 for losses on certain operation errors during the second quarter. Excluding this reimbursement, total return would have been 0.04% lower for the period from January 1, 2008 to September 30, 2008.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2008
Assets
American Bar Association Members/State Street Collective Trust investment fund, at value:
Stable Asset Fund Trust (cost $942,568,259 and units of 942,568,259)	$917,606,914
Receivable for fund units sold	6,628,947

Total assets	924,235,861

Liabilities
Payable for fund units redeemed	4,890,310
State Street Bank and Trust Company—program fee payable	266,444
Trustee, management and administration fees payable	76,580
ABA Retirement Funds—program fee payable	35,239
Other accruals	207,267

Total liabilities	5,475,840

Net Assets at fair value	918,760,021

Adjustment from fair value to contract value for fully benefit responsive contracts	24,961,345

Net Assets (equivalent to $34.25 per unit based on 27,555,481 units outstanding)	$943,721,366

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income	$9,840,892	$30,130,112

Expenses
State Street Bank and Trust Company—program fee	793,303	2,275,515
Trustee, management and administration fees	228,819	651,379
ABA Retirement Funds—program fee	102,939	297,845
Legal and audit fees	55,376	159,032
Compliance consultant fees	49,956	145,169
Reports to unitholders	26,910	78,199
Registration fees	7,234	21,021
Other fees	35,818	88,409

Total expenses	1,300,355	3,716,569

Net increase (decrease) in net assets resulting from operations	$8,540,537	$26,413,543

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$8,540,537	$26,413,543

Net increase (decrease) in net assets resulting from operations	8,540,537	26,413,543

From unitholder transactions
Proceeds from units issued	85,457,223	293,488,941
Cost of units redeemed	(62,618,335)	(254,522,658)

Net increase (decrease) in net assets from unitholder transactions	22,838,888	38,966,283

Net increase (decrease) in net assets	31,379,425	65,379,826

Net Assets
Beginning of period	912,341,941	878,341,540

End of period	$943,721,366	$943,721,366

Number of units
Outstanding-beginning of period	26,887,010	26,400,288
Issued	2,504,678	8,702,585
Redeemed	(1,836,207)	(7,547,392)

Outstanding-end of period	27,555,481	27,555,481

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$0.37	$1.12
Expenses(†)††	(0.05)	(0.14)

Net investment income (loss)	0.32	0.98

Net increase (decrease) in unit value	0.32	0.98
Net asset value at beginning of period	33.93	33.27

Net asset value at end of period	$34.25	$34.25

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.56%	0.54%
Ratio of net investment income (loss) to average net assets*	3.68%	3.87%
Total return**	0.94%	2.95%
Net assets at end of period (in thousands)	$943,721	$943,721

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement Income Securities Lending Series Fund (cost $33,001,249 and units of 2,839,443)	$31,801,767
Receivable for investments sold	585,211
Receivable for fund units sold	66,984

Total assets	32,453,962

Liabilities
Payable for fund units redeemed	652,195
Retirement Date Fund management fee payable	2,671
State Street Bank and Trust Company—program fee payable	9,423
Trustee, management and administration fees payable	2,683
ABA Retirement Funds—program fee payable	1,236
Other accruals	6,634

Total liabilities	674,842

Net Assets (equivalent to $10.38 per unit based on 3,061,733 units outstanding)	$31,779,120

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	28,218	74,507
Retirement Date Fund management fee	8,250	22,348
Trustee, management and administration fees	8,141	21,347
ABA Retirement Funds—program fee	3,662	9,742
Legal and audit fees	1,970	5,210
Compliance consultant fees	1,777	4,753
Reports to unitholders	957	2,560
Registration fees	257	688
Other fees	1,275	2,917

Total expenses	54,507	144,072

Net investment income (loss)	(54,507)	(144,072)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	64,969	428,941

Change in net unrealized appreciation (depreciation)	(1,384,953)	(2,222,914)

Net realized and unrealized gain (loss)	(1,319,984)	(1,793,973)

Net increase (decrease) in net assets resulting from operations	$(1,374,491)	$(1,938,045)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$(54,507)	$(144,072)
Net realized gain (loss)	64,969	428,941
Change in net unrealized appreciation (depreciation)	(1,384,953)	(2,222,914)

Net increase (decrease) in net assets resulting from operations	(1,374,491)	(1,938,045)

From unitholder transactions
Proceeds from units issued	1,972,165	21,322,086
Cost of units redeemed	(2,253,640)	(6,210,559)

Net increase (decrease) in net assets from unitholder transactions	(281,475)	15,111,527

Net increase (decrease) in net assets	(1,655,966)	13,173,482

Net Assets
Beginning of period	33,435,086	18,605,638

End of period	$31,779,120	$31,779,120

Number of units
Outstanding-beginning of period	3,088,211	1,676,159
Issued	185,353	1,959,473
Redeemed	(211,831)	(573,899)

Outstanding-end of period	3,061,733	3,061,733

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$—	$—
Expenses(†)††	(0.02)	(0.05)

Net investment income (loss)	(0.02)	(0.05)
Net realized and unrealized gain (loss)	(0.43)	(0.67)

Net increase (decrease) in unit value	(0.45)	(0.72)
Net asset value at beginning of period	10.83	11.10

Net asset value at end of period	$10.38	$10.38

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.66%	0.64%
Ratio of net investment income (loss) to average net assets*	(0.66)%	(0.64)%
Portfolio turnover**†††	5%	23%
Total return**	(4.16)%	(6.49)%
Net assets at end of period (in thousands)	$31,779	$31,779

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2010 Securities Lending Series Fund (cost $58,068,288 and units of 4,855,995)	$54,081,218
Receivable for investments sold	1,310,016
Receivable for fund units sold	46,184

Total assets	55,437,418

Liabilities
Payable for fund units redeemed	1,356,199
Retirement Date Fund management fee payable	4,639
State Street Bank and Trust Company—program fee payable	16,359
Trustee, management and administration fees payable	4,660
ABA Retirement Funds—program fee payable	2,146
Other accruals	11,620

Total liabilities	1,395,623

Net Assets (equivalent to $12.18 per unit based on 4,435,161 units outstanding)	$54,041,795

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	48,954	133,615
Retirement Date Fund management fee	14,315	40,110
Trustee, management and administration fees	14,125	38,282
ABA Retirement Funds—program fee	6,353	17,475
Legal and audit fees	3,418	9,343
Compliance consultant fees	3,083	8,525
Reports to unitholders	1,661	4,592
Registration fees	447	1,235
Other fees	2,210	5,217

Total expenses	94,566	258,394

Net investment income (loss)	(94,566)	(258,394)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	(40,227)	472,770

Change in net unrealized appreciation (depreciation)	(3,062,067)	(5,622,204)

Net realized and unrealized gain (loss)	(3,102,294)	(5,149,434)

Net increase (decrease) in net assets resulting from operations	$(3,196,860)	$(5,407,828)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$(94,566)	$(258,394)
Net realized gain (loss)	(40,227)	472,770
Change in net unrealized appreciation (depreciation)	(3,062,067)	(5,622,204)

Net increase (decrease) in net assets resulting from operations	(3,196,860)	(5,407,828)

From unitholder transactions
Proceeds from units issued	4,129,471	36,934,742
Cost of units redeemed	(4,591,103)	(15,584,382)

Net increase (decrease) in net assets from unitholder transactions	(461,632)	21,350,360

Net increase (decrease) in net assets	(3,658,492)	15,942,532

Net Assets
Beginning of period	57,700,287	38,099,263

End of period	$54,041,795	$54,041,795

Number of units
Outstanding-beginning of period	4,475,101	2,807,869
Issued	327,003	2,825,305
Redeemed	(366,943)	(1,198,013)

Outstanding-end of period	4,435,161	4,435,161

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$—	$—
Expenses(†)††	(0.02)	(0.06)

Net investment income (loss)	(0.02)	(0.06)
Net realized and unrealized gain (loss)	(0.69)	(1.33)

Net increase (decrease) in unit value	(0.71)	(1.39)
Net asset value at beginning of period	12.89	13.57

Net asset value at end of period	$12.18	$12.18

Ratios/Supplemental Data:
Ratio of expenses to average net assets* ††	0.66%	0.64%
Ratio of net investment income (loss) to average net assets*	(0.66)%	(0.64)%
Portfolio turnover** †††	5%	20%
Total return**	(5.51)%	(10.24)%
Net assets at end of period (in thousands)	$54,042	$54,042

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2020 Securities Lending Series Fund (cost $99,171,884 and units of 8,019,624)	$89,474,946
Receivable for investments sold	280,856
Receivable for fund units sold	176,783

Total assets	89,932,585

Liabilities
Payable for fund units redeemed	457,639
Retirement Date Fund management fee payable	7,636
State Street Bank and Trust Company—program fee payable	26,950
Trustee, management and administration fees payable	7,667
ABA Retirement Funds—program fee payable	3,531
Other accruals	18,561

Total liabilities	521,984

Net Assets (equivalent to $14.00 per unit based on 6,384,640 units outstanding)	$89,410,601

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	80,759	210,502
Retirement Date Fund management fee	23,616	63,125
Trustee, management and administration fees	23,300	60,294
ABA Retirement Funds—program fee	10,479	27,508
Legal and audit fees	5,638	14,710
Compliance consultant fees	5,086	13,419
Reports to unitholders	2,740	7,229
Registration fees	737	1,943
Other fees	3,647	8,252

Total expenses	156,002	406,982

Net investment income (loss)	(156,002)	(406,982)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	2,153	335,010

Change in net unrealized appreciation (depreciation)	(7,346,687)	(11,977,181)

Net realized and unrealized gain (loss)	(7,344,534)	(11,642,171)

Net increase (decrease) in net assets resulting from operations	$(7,500,536)	$(12,049,153)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$(156,002)	$(406,982)
Net realized gain (loss)	2,153	335,010
Change in net unrealized appreciation (depreciation)	(7,346,687)	(11,977,181)

Net increase (decrease) in net assets resulting from operations	(7,500,536)	(12,049,153)

From unitholder transactions
Proceeds from units issued	8,399,908	69,304,989
Cost of units redeemed	(6,832,952)	(16,922,440)

Net increase (decrease) in net assets from unitholder transactions	1,566,956	52,382,549

Net increase (decrease) in net assets	(5,933,580)	40,333,396

Net Assets
Beginning of period	95,344,181	49,077,205

End of period	$89,410,601	$89,410,601

Number of units
Outstanding-beginning of period	6,283,756	2,995,453
Issued	567,681	4,501,770
Redeemed	(466,797)	(1,112,583)

Outstanding-end of period	6,384,640	6,384,640

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$—	$—
Expenses(†)††	(0.02)	(0.07)

Net investment income (loss)	(0.02)	(0.07)
Net realized and unrealized gain (loss)	(1.15)	(2.31)

Net increase (decrease) in unit value	(1.17)	(2.38)
Net asset value at beginning of period	15.17	16.38

Net asset value at end of period	$14.00	$14.00

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.66%	0.64%
Ratio of net investment income (loss) to average net assets*	(0.66)%	(0.64)%
Portfolio turnover**†††	5%	10%
Total return**	(7.71)%	(14.53)%
Net assets at end of period (in thousands)	$89,411	$89,411

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2030 Securities Lending Series Fund (cost $70,893,091 and units of 5,578,205)	$62,157,936
Receivable for investments sold	32,210
Receivable for fund units sold	68,361

Total assets	62,258,507

Liabilities
Payable for fund units redeemed	100,571
Retirement Date Fund management fee payable	5,416
State Street Bank and Trust Company—program fee payable	19,098
Trustee, management and administration fees payable	5,439
ABA Retirement Funds—program fee payable	2,504
Other accruals	13,602

Total liabilities	146,630

Net Assets (equivalent to $15.74 per unit based on 3,945,905 units outstanding)	$62,111,877

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	57,985	155,230
Retirement Date Fund management fee	16,963	46,561
Trustee, management and administration fees	16,733	44,446
ABA Retirement Funds—program fee	7,524	20,288
Legal and audit fees	4,049	10,845
Compliance consultant fees	3,653	9,895
Reports to unitholders	1,968	5,330
Registration fees	529	1,433
Other fees	2,618	6,067

Total expenses	112,022	300,095

Net investment income (loss)	(112,022)	(300,095)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	1,657	304,303

Change in net unrealized appreciation (depreciation)	(6,336,742)	(10,868,636)

Net realized and unrealized gain (loss)	(6,335,085)	(10,564,333)

Net increase (decrease) in net assets resulting from operations	$(6,447,107)	$(10,864,428)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$(112,022)	$(300,095)
Net realized gain (loss)	1,657	304,303
Change in net unrealized appreciation (depreciation)	(6,336,742)	(10,868,636)

Net increase (decrease) in net assets resulting from operations	(6,447,107)	(10,864,428)

From unitholder transactions
Proceeds from units issued	5,776,335	43,136,132
Cost of units redeemed	(5,759,424)	(14,567,019)

Net increase (decrease) in net assets from unitholder transactions	16,911	28,569,113

Net increase (decrease) in net assets	(6,430,196)	17,704,685

Net Assets
Beginning of period	68,542,073	44,407,192

End of period	$62,111,877	$62,111,877

Number of units
Outstanding-beginning of period	3,952,581	2,334,893
Issued	342,109	2,448,758
Redeemed	(348,785)	(837,746)

Outstanding-end of period	3,945,905	3,945,905

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$—	$—
Expenses(†)††	(0.02)	(0.08)

Net investment income (loss)	(0.02)	(0.08)
Net realized and unrealized gain (loss)	(1.58)	(3.20)

Net increase (decrease) in unit value	(1.60)	(3.28)
Net asset value at beginning of period	17.34	19.02

Net asset value at end of period	$15.74	$15.74

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.66%	0.64%
Ratio of net investment income (loss) to average net assets*	(0.66)%	(0.64)%
Portfolio turnover**†††	6%	11%
Total return**	(9.23)%	(17.25)%
Net assets at end of period (in thousands)	$62,112	$62,112

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2040 Securities Lending Series Fund (cost $43,821,765 and units of 3,394,435)	$38,200,976
Receivable for investments sold	200,625
Receivable for fund units sold	51,027

Total assets	38,452,628

Liabilities
Payable for fund units redeemed	251,652
Retirement Date Fund management fee payable	3,295
State Street Bank and Trust Company—program fee payable	11,609
Trustee, management and administration fees payable	3,309
ABA Retirement Funds—program fee payable	1,524
Other accruals	8,434

Total liabilities	279,823

Net Assets (equivalent to $17.52 per unit based on 2,178,525 units outstanding)	$38,172,805

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	35,058	95,022
Retirement Date Fund management fee	10,254	28,511
Trustee, management and administration fees	10,116	27,212
ABA Retirement Funds—program fee	4,549	12,423
Legal and audit fees	2,448	6,641
Compliance consultant fees	2,208	6,059
Reports to unitholders	1,190	3,265
Registration fees	320	878
Other fees	1,583	3,709

Total expenses	67,726	183,720

Net investment income (loss)	(67,726)	(183,720)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	8,441	185,265

Change in net unrealized appreciation (depreciation)	(4,183,488)	(7,249,930)

Net realized and unrealized gain (loss)	(4,175,047)	(7,064,665)

Net increase (decrease) in net assets resulting from operations	$(4,242,773)	$(7,248,385)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
From operations
Net investment income (loss)	$(67,726)	$(183,720)
Net realized gain (loss)	8,441	185,265
Change in net unrealized appreciation (depreciation)	(4,183,488)	(7,249,930)

Net increase (decrease) in net assets resulting from operations	(4,242,773)	(7,248,385)

From unitholder transactions
Proceeds from units issued	4,050,307	25,659,394
Cost of units redeemed	(2,901,743)	(9,109,412)

Net increase (decrease) in net assets from unitholder transactions	1,148,564	16,549,982

Net increase (decrease) in net assets	(3,094,209)	9,301,597
Net Assets
Beginning of period	41,267,014	28,871,208

End of period	$38,172,805	$38,172,805

Number of units
Outstanding-beginning of period	2,118,964	1,344,258
Issued	214,853	1,297,379
Redeemed	(155,292)	(463,112)

Outstanding-end of period	2,178,525	2,178,525

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2008 to September 30, 2008	For the period January 1, 2008 to September 30, 2008
Investment income†	$—	$—
Expenses(†)††	(0.04)	(0.10)

Net investment income (loss)	(0.04)	(0.10)
Net realized and unrealized gain (loss)	(1.92)	(3.86)

Net increase (decrease) in unit value	(1.96)	(3.96)
Net asset value at beginning of period	19.48	21.48

Net asset value at end of period	$17.52	$17.52

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.66%	0.64%
Ratio of net investment income (loss) to average net assets*	(0.66)%	(0.64)%
Portfolio turnover**†††	4%	9%
Total return**	(10.06)%	(18.44)%
Net assets at end of period (in thousands)	$38,173	$38,173

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

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

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of September 30, 2008, 42.6% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of September 30, 2008, 32.8% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of September 30, 2008, 25.3% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Mid-Cap Growth Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to have strong earnings growth potential.

Mid-Cap Value Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued.

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of September 30,

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

2008, 4.5% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

Funds in the Trust that participate in securities lending may have cash collateral invested in the State Street Quality D Short-Term Investment Fund (“Quality D”). State Street Bank and Trust Company serves as the Trustee for Quality D. For purposes of daily admissions and redemptions, the short-term portfolio instruments in Quality D are valued on the basis of amortized cost. Participant units are issued and redeemed on each business day (“valuation date”). Participant units are all purchased and redeemed at a constant net asset value of $1.00 per unit. In the event that a significant disparity develops between the constant net asset value and the market based net asset value of the Fund, the Trustee of Quality D may determine that continued redemption at a constant $1.00 net asset value would create inequitable results for the Fund’s unit holders. In these circumstances, the Trustee of Quality D, in its sole discretion and acting on behalf of the Fund’s unit holders, may direct that units be redeemed at the market-based net asset value until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

immaterial. State Street collective investment funds, in which the Funds in the Trust invest, participate in securities lending and may also invest their cash collateral in Quality D or in the State Street Super Collateral Short-Term Investment Fund (“Super C”). Due to the strain on liquidity in the financial markets resulting in the current uncertainty of receiving amortized cost for certain securities, the Trustee for Quality D and Super C recently announced additional restrictions. In order to maintain long term value for all participants, any participant, including the Funds of the Collective Trust, discontinuing the lending program will receive an in kind pro rata share of the collateral pool. All normal daily activity continues to be transacted at $1.00. The financial statements of Quality D and Super C are available from State Street Bank upon request. See Note 6.

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

When State Street Bank determines that the closing market price on the primary exchange where the security is traded is not readily available or no longer accurately reflects the value of the security at the time of calculation of the Fund’s net asset value, State Street endeavors to value the security at the amount the owner might reasonably expect to receive upon the security’s current sale. In so doing, management considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events.

With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, a valuation adjustment may be appropriate. Specifically, under appropriate circumstances, State Street will utilize a fair value model for the

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

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

The following is a summary of the inputs used as of September 30, 2008 in valuing the Collective Trust Funds' assets carried at fair value:

	Investments in Securities at Fair Value
Valuation Inputs	Balanced Fund	Index Equity Fund
Level 1—Quoted Prices	$179,410,504	$—
Level 2—Other Significant Observable Inputs	178,836,507	299,031,918
Level 3—Significant Unobservable Inputs	—	—

Total	$358,247,011	$299,031,918

Intermediate Bond Fund Valuation Inputs	Investments in Securities at Fair Value	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments*
Level 1—Quoted Prices	$2,665,000	$(87,656)
Level 2—Other Significant Observable Inputs	530,632,133	(1,430,250)
Level 3—Significant Unobservable Inputs	4,607,619	67,834

Total	$537,904,752	$(1,450,072)

Intermediate Bond Fund Level 3 Roll Forward	Investments in Securities at Fair Value
Balance as of January 1, 2008	$—
Accrued discounts/premiums	—
Realized gain (loss) and change in unrealized appreciation (depreciation)	(38,627)
Net purchases (sales)	4,646,246
Net transfers in and/or out of Level 3	—

Balance as of September 30, 2008	$4,607,619

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Intermediate Bond Fund Level 3 Roll Forward	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments*
Balance as of January 1, 2008	$—
Accrued discounts/premiums	—
Realized gain (loss) and change in unrealized appreciation (depreciation)	66,942
Net purchases (sales)	892
Net transfers in and/or out of Level 3	—

Balance as of September 30, 2008	$67,834

*	Other financial instruments are derivative instruments including forward foreign currency exchange contracts, futures contracts, written options and interest rate swap contracts, which are valued at the unrealized appreciation/depreciation on the instrument.

	Investments in Securities at Fair Value
Valuation Inputs	International Equity Fund	Large-Cap Growth Equity Fund	Large-Cap Value Equity Fund
Level 1—Quoted Prices	$25,304,937	$329,885,219	$206,396,974
Level 2—Other Significant Observable Inputs	191,250,366	231,442,414	91,662,260
Level 3—Significant Unobservable Inputs	—	—	—

Total	$216,555,303	$561,327,633	$298,059,234

	Investments in Securities at Fair Value
Valuation Inputs	Mid-Cap Growth Equity Fund	Mid-Cap Value Equity Fund
Level 1—Quoted Prices	$94,353,973	$55,828,414
Level 2—Other Significant Observable Inputs	43,987,307	30,360,400
Level 3—Significant Unobservable Inputs	—	1,298,277

Total	$138,341,280	$87,487,091

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Mid-Cap Value Equity Fund Level 3 Roll Forward	Investments in Securities at Fair Value
Balance as of January 1, 2008	$515,947
Accrued discounts/premiums	—
Realized gain (loss) and change in unrealized appreciation (depreciation)	3,033
Net purchases (sales)	—
Net transfers in and/or out of Level 3	779,297

Balance as of September 30, 2008	$1,298,277

	Investments in Securities at Fair Value
Valuation Inputs	Small-Cap Equity Fund	Stable Asset Return Fund
Level 1—Quoted Prices	$192,900,096	$—
Level 2—Other Significant Observable Inputs	132,252,529	917,606,914
Level 3—Significant Unobservable Inputs	—	—

Total	$325,152,625	$917,606,914

	Investments in Securities at Fair Value
Valuation Inputs	Lifetime Income Retirement Date Fund	2010 Retirement Date Fund	2020 Retirement Date Fund
Level 1—Quoted Prices	$—	$—	$—
Level 2—Other Significant Observable Inputs	31,801,767	54,081,218	89,474,946
Level 3—Significant Unobservable Inputs	—	—	—

Total	$31,801,767	$54,081,218	$89,474,946

	Investments in Securities at Fair Value
Valuation Inputs	2030 Retirement Date Fund	2040 Retirement Date Fund
Level 1—Quoted Prices	$—	$—
Level 2—Other Significant Observable Inputs	62,157,936	38,200,976
Level 3—Significant Unobservable Inputs	—	—

Total	$62,157,936	$38,200,976

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

B. Stable Asset Return Fund

SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts and investments in YES. On a daily basis SARF accrues dividend income based on the income credited by SAFT. SARF does not distribute income and any increase to net assets is reflected by an increase to the unit value. Each month the dividend income earned by SARF is reinvested into SAFT. As a result of its investment in SAFT, SARF is subject to the specialized accounting provisions described below. The Statement of Assets and Liabilities presents the fair value of the investment contracts held by SAFT with the adjustment to contract value. The Statement of Operations and Changes in Net Assets were prepared on a contract value basis. Since SARF is fully invested in SAFT the following are the accounting policies of SAFT:

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

The fair value of traditional GICs is determined using a discounted cash flow methodology where the individual contract cash flows are discounted at the prevailing interpolated swap rate as of period-end.

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

For example, retirement benefit payments which occur because an employer has offered a subsidized early retirement program will not transact at contract value unless the scope of the program is not material or the investment contract includes a “contract value corridor”. Whether an employer initiated event is probable is foremost within the knowledge of the employer, but in the normal course may be communicated to the investment manager of the Fund. While the investment manager may take action to minimize or eliminate the impact of the employer initiated event, there is no assurance that the issuer will continue to transact at contract value once the corridor is used. In that case, the Fund would be unable to maintain the ability to transact at contract value. As of September 30, 2008, the occurrence of an event that would limit the ability of the Fund to transact at contract value with the participants in the Fund is not probable.

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

At any time after the second anniversary of the contract, the issuer may elect to terminate the contract by giving notice to the Trustee. If, at any time prior to dates agreed to in each contract for the receipt of such notice, the Trustee objects to such election, the Trustee shall be deemed to have made an immunization election and the immunization provisions of the contract apply. The immunization provision gives the issuer the right to request that its wrapped portion of the Fund be managed according to more conservative immunization investment guidelines provided for in the contract.

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

viii. Adjustments to Contract Value

At September 30, 2008, all investment contracts held by SAFT were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the Trust’s fully benefit-responsive investment contracts during 2008 is reflected below:

	September 30, 2008	December 31, 2007	Change
Net assets at fair value	$917,606,855	$877,984,124	$39,622,731
Net assets (at contract value)	942,568,200	880,338,231	62,229,969
Adjustment to contract value	24,961,345	2,354,107	22,607,238

Sensitivity Analysis

The following tables are intended to provide the analyses of the sensitivity of Crediting Rate to future interest changes. These are estimates calculated based on current Crediting Rate calculations, and are not intended to serve as a projection or guarantee of future rates of return to be earned by the Fund.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2008	4.39%
December 31, 2008		3.73%	3.91%	4.10%	4.12%
March 31, 2009		3.59%	3.92%	4.43%	4.61%
June 30, 2009		3.48%	3.93%	4.72%	5.04%
September 30, 2009		3.37%	3.94%	4.97%	5.42%

Hypothetical change in current yield and 10% participant transactions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2008	4.39%
December 31, 2008		3.87%	3.90%	3.78%	3.62%
March 31, 2009		3.72%	3.92%	4.15%	4.17%
June 30, 2009		3.58%	3.93%	4.47%	4.66%
September 30, 2009		3.47%	3.94%	4.75%	5.08%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	2.94%
Based on interest rate credited to participants (2)	4.06%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on September 30, 2008 by the fair value of investments on September 30, 2008.
(2)	Computed by dividing the annualized one-day earnings credited to participants on September 30, 2008 by the fair value of investments on September 30, 2008.

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

(Unaudited)

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. Based on its analysis, management has determined that as of September 30, 2008 the Collective Trust did not have any tax liabilities. However, management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof.

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

At September 30, 2008, the Intermediate Bond Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Euribor Futures	16	$5,336,228	March 2009	$47,029
90 Day Euribor Futures	19	6,398,778	December 2009	14,573
90 Day Eurodollar Futures	18	4,372,200	March 2009	(5,625)
90 Day Eurodollar Futures	382	91,757,038	March 2010	304,962
90 Day Eurodollar Futures	47	11,351,497	December 2009	(5,697)
90 Day Eurodollar Futures	9	2,184,955	June 2009	(3,355)
90 Day Eurodollar Futures	46	11,118,391	December 2008	(15,716)
Germany Federal Republic Bonds 5yr	42	6,450,608	December 2008	37,729
Germany Federal Republic Bonds 10yr	36	5,801,359	December 2008	31,516
Pound Sterling Futures	133	28,114,507	September 2009	99,978
U.K. Treasury Bonds	43	8,571,309	December 2008	13,856
U.S. Treasury Notes 10yr	405	47,061,051	December 2008	(637,927)

				$(118,677)

Short
U.S. Treasury Notes 5yr	(611)	(68,244,155)	December 2008	$(331,048)
U.S. Treasury Bond Futures	(390)	(45,925,547)	December 2008	228,516

				$(102,532)

				$(221,209)

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

I. Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of September 30, 2008, the Intermediate Bond Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Euro	1,878,000	$2,750,115	10/03/08	$(105,525)
Purchase	Euro	3,474,000	4,887,744	10/03/08	4,325
Purchase	Pound Sterling	238,000	423,699	10/03/08	35
Purchase	Japanese Yen	205,791,000	1,940,729	10/03/08	2,285
Purchase	Mexican Peso	50,039	4,698	11/19/08	(165)
Purchase	Mexican Peso	24,000	2,281	11/19/08	(108)
Sale	Euro	1,706,000	2,499,879	10/03/08	97,498
Sale	Euro	1,879,000	2,754,330	10/03/08	108,332
Sale	Euro	1,767,000	2,579,838	10/03/08	91,557
Sale	Euro	3,474,000	4,895,561	10/16/08	(3,060)
Sale	Pound Sterling	238,000	432,251	10/03/08	8,517
Sale	Pound Sterling	238,000	424,785	11/05/08	(23)
Sale	Japanese Yen	205,791,000	1,876,388	10/03/08	(66,625)
Sale	Japanese Yen	205,791,000	1,949,517	11/05/08	(3,490)

					$133,553

J. Interest Rate Swap Contracts

The Intermediate Bond Fund may invest in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange of commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Swap contracts typically have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Periodic cash settlements on interest rate swaps are recorded as adjustments to realized gains or losses as are any up-front payments. Up-front payments are recorded upon termination of the swap contract.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

At September 30, 2008, the Intermediate Bond Fund held the following interest rate swap contracts:

				Rate Type
Notional Amount	Net Cost	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate	Unrealized Appreciation/ (Depreciation)
15,100,000 BRL	$(137,999)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (c)	10.115%	$(626,941)
4,000,000 BRL	(35,463)	UBS (a)	01/02/2012	CDI-Brazil (c)	10.575%	(134,868)
9,600,000 BRL	(47,305)	UBS (a)	01/02/2012	CDI-Brazil (c)	12.540%	(100,618)
21,400,000 BRL	(113,331)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (c)	12.540%	(216,416)
2,000,000 BRL	9,641	Merrill Lynch (a)	01/02/2012	CDI-Brazil (c)	14.765%	892
6,800,000 EUR	(176,730)	Morgan Stanley (b)	06/16/2014	6 Month EUR LIBOR	4.000%	525,581
400,000 EUR	1,459	Barclays (b)	09/17/2018	6 Month EUR LIBOR	5.000%	(15,709)
2,000,000 EUR	(65,491)	Barclays (b)	09/17/2038	6 Month EUR LIBOR	5.000%	(140,082)
200,000 EUR	999	Barclays (a)	06/15/2010	6 Month EUR LIBOR	4.500%	(1,606)
800,000 GBP	2,968	Morgan Stanley (a)	09/18/2009	6 Month GBP LIBOR	6.000%	3,074
3,900,000 GBP	(81,468)	Morgan Stanley (a)	09/17/2011	6 Month GBP LIBOR	4.500%	(43,869)
4,300,000 GBP	(23,436)	Morgan Stanley (b)	06/15/2037	6 Month GBP LIBOR	4.000%	(96,841)
5,100,000 GBP	(20,879)	Barclays (b)	06/15/2037	6 Month GBP LIBOR	4.000%	(121,776)
600,000 GBP	2,598	Barclays (a)	09/17/2013	6 Month GBP LIBOR	5.000%	(10,794)
4,800,000 GBP	(71,591)	Barclays (a)	09/17/2011	6 Month GBP LIBOR	4.500%	(82,670)
370,000,000 JPY	(8,218)	Barclays (b)	12/17/2017	6 Month JPY LIBOR	2.000%	(89,832)
108,000,000 MXN	22,578	Merrill Lynch (a)	11/04/2016	MXN-TIIE-Banxico (d)	8.170%	(383,176)
2,000,000 USD	3,900	Merrill Lynch (b)	01/23/2009	12 Month USD LIBOR	4.500%	183,338
28,000,000 USD	(185,733)	Merrill Lynch (a)	12/17/2013	3 Month USD LIBOR	4.000%	20,668
3,000,000 USD	(42,300)	Merrill Lynch (b)	12/17/2010	3 Month USD LIBOR	4.000%	10,008
4,900,000 USD	(37,583)	Merrill Lynch (b)	12/17/2023	3 Month USD LIBOR	5.000%	(140,777)
28,200,000 USD	(1,220,497)	Bank of America (b)	12/17/2028	3 Month USD LIBOR	5.000%	195,146
16,400,000 USD	(492,246)	Citibank (b)	12/17/2015	3 Month USD LIBOR	5.000%	(164,356)
7,700,000 USD	(201,868)	Merrill Lynch (b)	12/17/2038	3 Month USD LIBOR	5.000%	(141,364)
43,400,000 USD	(388,133)	Citibank (a)	12/17/2013	6 Month USD LIBOR	4.000%	132,282
72,400,000 USD	(1,046,139)	Morgan Stanley (a)	12/17/2013	3 Month USD LIBOR	4.000%	619,328
8,100,000 USD	(520,891)	Morgan Stanley (b)	12/17/2038	3 Month USD LIBOR	5.000%	159,828
500,000 USD	(46,000)	Barclays (b)	12/17/2038	3 Month USD LIBOR	5.000%	23,712
60,200,000 USD	(959,535)	Barclays (a)	12/17/2013	3 Month USD LIBOR	4.000%	604,645
19,500,000 USD	275,461	Merrill Lynch (a)	12/17/2018	3 Month USD LIBOR	5.000%	466,487
4,400,000 USD	(90,396)	Bank of America (b)	12/17/2038	3 Month USD LIBOR	5.000%	(105,737)
6,900,000 USD	(164,910)	Morgan Stanley (b)	12/17/2015	3 Month USD LIBOR	5.000%	(111,343)
13,300,000 USD	132,202	Bank of America (b)	12/17/2023	3 Month USD LIBOR	5.000%	(616,322)
36,900,000 USD	(201,313)	Bank of America (a)	12/17/2013	3 Month USD LIBOR	4.000%	(16,219)
9,000,000 USD	(119,250)	Citibank (b)	12/17/2010	3 Month USD LIBOR	4.000%	22,373
154,200,000 USD	(809,683)	Barclays (b)	12/17/2010	3 Month USD LIBOR	4.000%	(850,150)
12,800,000 USD	57,805	Merrill Lynch (b)	05/21/2009	CMM USD (e)	5.500%	(116,396)
400,000 EUR	79	UBS (a)	10/15/2010	CPI - France (f)	2.146%	(1,916)

	$(6,798,698)					$(1,362,416)

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	Fund receives the floating rate and pays the fixed rate.
(c)	CDI – Brazil is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(d)	MXN – TIIE – Banxico is the Mexican Peso Floating Rate as published by El Banco de Mexico.
(e)	CMM USD is the Constant to Maturity method of accrual.
(f)	CPI – France is the Consumer Price Index of France.

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

A summary of the written put options for the nine month period ended September 30, 2008 is as follows:

Written Put Option Contracts	Number of Contracts	Premium

Outstanding, beginning of year	—	$—

Options written	110	85,663
Options exercised	—	—
Options expired	—	—
Options closed	(110)	(85,663)

Outstanding, end of period	—	$—

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

A summary of the written call options for the nine month period ended September 30, 2008 is as follows:

Written Call Option Contracts	Number of Contracts	Premium

Outstanding, beginning of year	—	$—

Options written	110	34,100
Options exercised	—	—
Options expired	—	—
Options closed	(110)	(34,100)

Outstanding, end of period	—	$—

For the nine month period ended September 30, 2008, the Fund had not entered into any swaption contracts.

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

On October 10, 2008, the FASB issued FSP FAS 157-3, Determining Fair Value in a Market That Is Not Active, on an expedited basis to help entities measure fair value in markets that are not active. The FSP, which was effective upon issuance, is consistent with the joint press release issued by the FASB and the SEC on September 30, 2008, which provided general clarification of guidance on determining fair value pursuant to SFAS No. 157 when markets are inactive. The FSP reiterates current accounting standards that require the investment securities of the Collective Trust to be recorded at fair value in our consolidated statement of condition. Fair value continues to be defined as the price at which a transaction would occur between willing market participants on the measurement date. Consistent with the FSP, we continue to assess the amount and quality of market information that supports our estimate of the fair value of the investment securities in the Collective Trust’s Funds. Given current market illiquidity, we will continue to assess the Collective Trust’s Funds valuations to determine the most appropriate method for estimating the fair value of the Collective Trust’s Funds.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The new standard identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP, and refers to these sources as the GAAP hierarchy. The new standard is effective 60 days following the SEC’s approval of amendments to existing auditing standards by the Public Company Accounting Oversight Board. We currently prepare our consolidated financial statements in conformity with the GAAP hierarchy as presented in the new standard, and do not expect its adoption to have a material impact on our consolidated financial condition or results of operations.

3. Investment Advisory, Investment Management and Related Party Transactions

State Street has retained the services of the investment advisors listed below to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street investments and reinvestments of the assets allocated to it in accordance with the investment policies of the applicable Fund as described above. State Street exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ARF, an investment advisor at any time.

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees paid to each investment advisor during the nine month period ended September 30, 2008 are listed below.

Investment Advisor	Fee Rate Range Highest to Lowest
Alliance Capital Management L.P. (Large-Cap Value Equity)	.50% to .15%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)	.50% to .225%	*
JP Morgan Fleming Asset Management Limited (International Equity)	.75% to .45%
Pacific Investment Management Company (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Investment Advisor	Fee Rate Range Highest to Lowest
Smith Asset Management Group, LP (Small-Cap Equity)	.85% to .45%
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	.50% to .35%
Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%
Wellington Management Company, LLP (Mid-Cap Value Equity)	.75% to .55%
Wellington Management Company, LLP (Small-Cap Equity)	.90% to .70%

*	Subject to a 5% reduction based on aggregate fees. Reduction was in effect from January through June. Due to significant market value decline and withdrawals the reduction was eliminated.

Investment Advisor	Fees for the Nine Month Period Ended September 30, 2008
Alliance Capital Management L.P. (Large-Cap Value Equity)	$525,582
Capital Guardian Trust Company (Balanced)	384,688
Capital Guardian Trust Company (Large-Cap Growth Equity)	336,974
JP Morgan Fleming Asset Management Limited (International Equity)	623,184
Pacific Investment Management Company (Intermediate Bond)	929,872
Philadelphia International Advisors LP (International Equity)	451,740
Smith Asset Management Group, LP (Small-Cap Equity)	510,676
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	589,282
Turner Investment Partners (Mid-Cap Growth Equity)	553,158
Wellington Management Company, LLP (Mid-Cap Value Equity)	353,747
Wellington Management Company, LLP (Small-Cap Equity)	756,374

$6,015,277

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

The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the nine month period ended September 30, 2008:

Value of Program Assets	Rate of ARF Program Fees
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Value of Program Assets	Rate of ARF Program Fees
Next $1.5 billion	.025%
Over $4 billion	.015%

ARF received Program fees of $1,262,238 for the nine month period ended September 30, 2008. These fees are allocated to each Fund based on net asset value.

ARF and State Street Bank have agreed to adjust the State Street Bank Program fee based upon the following schedule:

Value of Program Assets	Rate of State Street Bank Program Fee
First $2 billion	.40%
Next $1 billion	.31%
Next $1 billion	.21%
Over $4 billion	.13%

For the nine month period ended September 30, 2008, State Street Bank received program fees of $9,642,358.

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

For the nine month period ended September 30, 2008, State Street Bank received trustee, management and administration fees of $2,759,647.

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the nine month period ended September 30, 2008, State Street Bank received Retirement Date Fund management fees of $200,655.

During the nine month period ended September 30, 2008, the Program's custodian reimbursed the Small-Cap Equity Fund $113,658 for losses attributable to a corporate action processing error.

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Nine Month Period Ended September 30, 2008
	Purchases	Sales
Balanced Fund	$79,659,675	$114,510,117
Index Equity Fund	5,607,636	70,942,046
Intermediate Bond Fund	96,247,073	66,619,848

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

	For the Nine Month Period Ended September 30, 2008
	Purchases	Sales
International Equity Fund	63,393,108	92,688,733
Large-Cap Growth Equity Fund	141,273,855	218,197,000
Large-Cap Value Equity Fund	42,316,102	88,886,832
Mid-Cap Growth Equity Fund	148,995,019	145,588,352
Mid-Cap Value Equity Fund	25,630,988	35,676,843
Small-Cap Equity Fund	188,962,878	215,866,744
Lifetime Income Retirement Date Fund	21,898,833	6,922,550
2010 Retirement Date Fund	31,786,617	10,681,378
2020 Retirement Date Fund	60,648,307	8,642,398
2030 Retirement Date Fund	35,317,266	7,032,395
2040 Retirement Date Fund	19,678,582	3,305,073

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the Nine Month Period Ended September 30, 2008
	Purchases	Sales
Intermediate Bond Fund	$2,687,571,839	$2,683,867,913

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

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

Recent events in both the equity and fixed income markets and in particular the financial sector have resulted in an unusually high degree of volatility in the market and the Funds of the Collective Trust. The Collective Trust’s investment in the financial sector has attributed to the volatility of the Collective Trust’s Funds.

During the reporting period The Intermediate Bond Fund experienced a decrease in value of approximately $6.3 million on 7.6 million in Lehman Brothers bonds. In the subsequent period, the Fund has maintained the holdings with no material change from the end of the reporting period.

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

At September 30, 2008, the Funds’ market value of securities on loan and collateral value received at amortized cost for securities loaned was as follows:

Fund	Market Value of Loaned Securities	Collateral Value
Balanced*	$32,810,398	$33,748,266
Intermediate Bond*	31,694,884	32,355,513
International Equity*	30,603,156	31,989,281
Large-Cap Growth Equity*	61,862,780	63,497,154
Large-Cap Value Equity*	18,101,373	18,559,974
Mid-Cap Growth Equity*	42,544,342	43,567,515
Mid-Cap Value Equity*	28,506,530	29,401,648
Small-Cap Equity*	113,601,551	116,780,048

As discussed in Note 1, normal daily activity of the units of Quality D continue to be issued and redeemed at a constant $1.00 net asset value per unit, however restriction would apply to redemptions in connection with discontinuing participation in the lending program. At September 30, 2008 the market value of the investments in Quality D, as reported by its trustee, was approximately 97.59% of amortized cost. Furthermore, as reported by the trustee as of September 30, 2008, all investments in Quality D were performing in accordance with their respective terms.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

*	Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. The Funds receive a fee from the Borrowers to compensate for the revenue lost from the inability to generate income from the investment of cash collateral. Non-cash collateral can be held in the form of securities issued or guaranteed by the United States Government or its agencies or instrumentalities, convertible bonds denominated in US dollars, cash, irrevocable bank letters of credit issued by a person other than the borrower or an affiliate of the borrower, or Tri-party agreements backed by securities issued or guaranteed by the United States government or its agencies. Non-cash collateral held at September 30, 2008 was in amounts as follows:

Fund	Non-Cash Collateral Value
Balanced	$6,816
International Equity	230,516
Large-Cap Growth Equity	689,864
Large-Cap Value Equity	30,600
Mid-Cap Value Equity	388,328
Small-Cap Equity	14,148

Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

7. Participant Ownership

As of September 30, 2008, a participant owned 6.03% of the outstanding units of the 2010 Retirement Date Fund.

8. Structured Portfolio Service Termination

The offering of the Structural Portfolio Service consisting of the Conservative, Moderate and Aggressive Portfolios was terminated on March 28, 2008. Participants in the portfolios of the Structured Portfolio Service were given an opportunity to direct the transfer of their assets so invested into other Investment Options prior to the termination. Any assets not subject to a valid direction to be transferred to another investment option and hence remaining in the portfolios of the Structured Portfolio Service as of the date of their termination were transferred to the Funds underlying the portfolios of the Structured Portfolio Service in accordance with such Funds’ respective weightings in such portfolios. See the Collective Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

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

10. Stable Asset Return Fund Subsequent Event

During 2008, some of the underlying funds within the global synthetic investment contracts experienced depreciation as a result of the volatility and illiquidity in the fixed income securities market. According to the investment contract agreements, when fair value of the investments falls below a defined value in the contract for an extended period of time, the contract issuers have the option of electing immunization of the contract. On October 24, 2008 State Street Corporation contributed $21.6 million in cash (the “Infusion”) into the SAFT to improve the fair value of the underlying investments in the global synthetic contracts. State Street Corporation received no units of SAFT or other considerations in return for the payment. The cash was subsequently invested in the State Street Bank and Trust Company Yield Enhanced Short Term Fund and included as underlying investments of the contract. Upon the Infusion, the fair value of the investments remained below the defined value in the contract but to a lesser degree. In addition, State Street Corporation purchased $132 million of asset-backed and mortgage-backed securities from SAFT at current market prices, as these securities were identified as having potential downside valuation risk if the markets remain disrupted.

To date, the investment contract issuers have not elected immunization or termination of the contracts. Because the investment contracts are considered fully benefit responsive and are recorded at contract value for purposes of the statement of net assets at period end, the Infusion had no impact to the unit holders.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarter and Nine Months Ended September 30, 2008

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

For the quarter ended September 30, 2008, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.94%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 1.00% for the same period. For the nine months ended September 30, 2008, the Fund experienced a total return, net of expenses, of 2.95%, compared to an investment record of 3.13% for the combination benchmark for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark for the quarter ended September 30, 2008. Quarterly underperformance has been a result of persistent market volatility, which escalated to unprecedented heights in September. The ongoing market turmoil has led to lower valuations across the bond market. The effect of Fund expenses also lowered total return as compared to the combination benchmark. September was one of the worst periods in history for the global financial markets. Not only did the U.S. government nationalize mortgage agencies Fannie Mae and Freddie Mac, but September also saw one of the largest corporate failures as Lehman Brothers Holdings Inc. filed for Chapter 11 bankruptcy protection only a week after the agency bailouts. Merrill Lynch agreed to be taken over by Bank of America, and insurance giant AIG was bailed out by the Federal Reserve with an $85 billion loan. Regulators also allowed Morgan Stanley and Goldman Sachs to apply for banking licenses. Towards the end of the month Washington Mutual filed for Chapter 11 bankruptcy protection and Wachovia agreed to be taken over by Citigroup (although Wells Fargo has since appeared as a rival bidder) while the government tried to pass a $700 billion dollar bailout program. During the quarter, the Fund increased its exposures to the agency and agency mortgage sectors by approximately 2% and 1%, respectively.

The Stable Asset Return Fund underperformed the combination benchmark for the nine month period ended September 30, 2008. Year-to-date underperformance has been a result of persistent market volatility, which escalated to unprecedented heights in September. The ongoing market turmoil has led to lower valuations across the bond market. The effect of Fund expenses also lowered total return as compared to the combination benchmark. The Fund continues to focus on maintaining liquidity and minimizing risk.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a diversified portfolio of fixed income securities.

For the quarter ended September 30, 2008, the Intermediate Bond Fund experienced a total return, net of expenses, of (3.86)%. By comparison, the Lehman Brothers Aggregate Bond Index produced an investment record of (0.49)% for the same period. For the nine months ended September 30, 2008, the Fund experienced a total return, net of expenses, of (2.65)%, compared to an investment record of 0.63% for the Lehman Brothers Aggregate Bond Index for the same period. The Lehman Brothers Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The Intermediate Bond Fund, which is advised by Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index for the quarter ended September 30, 2008. With respect to the Fund’s interest rate strategy, duration exceeding that of the benchmark contributed to performance as yields fell worldwide. A focus on short maturities in the U.S., U.K. and Europe was also positive as these yield curves steepened. However, implementing this strategy via money market futures was negative, as interbank lending rates rose. With respect to the Fund’s sector strategy, an overweight to high quality agency-backed mortgage securities helped performance as these bonds outpaced the mortgage sector overall. An overweight to bonds of financial companies was a significant detractor from performance during the quarter as contagion from sub-prime-related deleveraging swept through this sector despite unprecedented government support. Modest exposure to emerging market bonds and currencies was an additional negative for the Fund in the face of heightened global risk aversion and worsening financial conditions in the U.S. Small holdings of municipal bonds detracted from performance as munis sold off amid a flight to Treasuries.

The Intermediate Bond Fund underperformed the Lehman Brothers Aggregate Bond Index for the nine month period ended September 30, 2008. With respect to the Fund’s sector strategy, an overweight to high quality agency-backed mortgage securities helped performance as these bonds outpaced the mortgage sector overall. Year to date, these bonds have added value to the Fund. An overweight to bonds of financial companies was a significant detractor from performance during the year-to-date period, as contagion from sub-prime-related deleveraging swept through this sector despite unprecedented government support.

Balanced Fund

The Balanced Fund invests in publicly-traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the quarter ended September 30, 2008, the Balanced Fund experienced a total return, net of expenses, of (7.68)%. By comparison, a combination of the Russell 1000 Index and the Lehman Brothers Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of (5.82)% for the same period. For the nine months ended September 30, 2008, the Fund experienced a total return, net of expenses, of (14.71)%, compared to an investment record of (11.71)% for the combination benchmark for the same period. The Russell 1000 Index and the Lehman Brothers Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the quarter ended September 30, 2008, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. Quarterly returns for the equity segment were held back primarily by stock selection in the financials sector, particularly among thrifts and mortgage companies. In addition, an overweight to and stock selection in materials weighed on results as commodity prices retreated.

For the quarter ended September 30, 2008, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index. With respect to the Fund’s interest rate strategy, duration exceeding that of the benchmark contributed to performance as yields fell worldwide. A focus on short maturities in the U.S., U.K. and Europe was also positive as these yield curves steepened. However, implementing this strategy via money market futures was negative, as interbank lending rates rose. With respect to the Fund’s sector strategy, an overweight to high quality agency-backed mortgage securities helped performance as these bonds outpaced the mortgage sector overall. An overweight to bonds of financial companies was a significant detractor from performance during the quarter as contagion from sub-prime-related deleveraging swept through this sector despite unprecedented government support. Modest exposure to emerging market bonds and currencies was an additional negative for the debt segment in the face of heightened global risk aversion and worsening financial conditions in the U.S. Small holdings of municipal bonds detracted from performance as munis sold off amid a flight to Treasuries.

For the nine months ended September 30, 2008, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. For the year to date, stock selection in financials has been the single largest detractor followed by stock selection in the information technology sector.

For the nine months ended September 30, 2008, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, underperformed the Lehman Brothers Aggregate Bond Index. With respect to the Fund’s sector strategy, an overweight to high quality agency-backed mortgage securities helped performance as these bonds outpaced the mortgage sector overall. Year to date, these bonds have added value to the debt segment. An overweight to bonds of financial companies was a significant detractor from performance during the year-to-date period, as contagion from sub-prime-related deleveraging swept through this sector despite unprecedented government support.

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

For the quarter ended September 30, 2008, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of (7.70)%. By comparison, the Russell 1000 Value Index produced an investment record of (6.11)% for the same period. For the nine months ended September 30, 2008, the Fund experienced a total return, net of expenses, of (23.16)%, compared to an investment record of (18.85)% for the Russell 1000 Value Index for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the quarter ended September 30, 2008, the actively managed portion of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index. Relative performance was hurt by financial holdings as many of the most attractively valued opportunities identified by research continued to be punished in this environment of uncertainty. The largest detractors from performance were AIG, Fannie Mae and Freddie Mac. The portfolio sold its positions in Fannie Mae and Freddie Mac but retained a position in AIG while evaluating the implications of the government’s plan to shore up the company’s capital base.

The performance of the indexed portion of the Large-Cap Value Equity Fund for the quarter ended September 30, 2008 was consistent with the Russell 1000 Value Index after taking Fund expenses into account.

For the nine month period ended September 30, 2008, the actively managed portion of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index. Relative performance was hurt by financial holdings as many of the most attractively valued opportunities identified by research continued to be punished in this environment of uncertainty. The largest detractors from performance were AIG, Fannie Mae and Freddie Mac. The portfolio sold its positions in Fannie Mae and Freddie Mac but retained a position in AIG while evaluating the implications of the government’s plan to shore up the company’s capital base. Research had suggested that all three companies were well capitalized or had access to capital to survive the credit crisis. Other financial holdings appear to be less sensitive to the short-term funding issues plaguing the industry. Indeed, bank holding JPMorgan Chase was among the biggest contributors to relative returns. Another contributor was SPX Corporation. Shares of the industrial conglomerate rose after its board declared a quarterly dividend. In addition, SPX’s first-quarter earnings exceeded consensus estimates, supported by strength in its thermal equipment and services segment.

The performance of the indexed portion of the Large-Cap Value Equity Fund for the nine month period ended September 30, 2008 was consistent with the Russell 1000 Value Index after taking Fund expenses into account.

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

For the quarter ended September 30, 2008, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of (12.32)%. By comparison, the Russell 1000 Growth Index produced an investment record of (12.33)% for the same period. For the nine months ended September 30, 2008, the Fund experienced a total return, net of expenses, of (20.75)%, compared to an investment record of (20.27)% for the Russell 1000 Growth Index for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company outperformed the Russell 1000 Growth Index for the quarter ended September 30, 2008. Quarterly returns outpaced the benchmark due primarily to stock selection and overweight in health care, which benefited partly from mergers and acquisitions activity. Stock selection in industrials and an underweight position in energy also helped relative performance. Quarterly results were hampered by an underweight in consumer staples and stock selection in information technology.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price Associates, Inc. underperformed the Russell 1000 Growth Index for the quarter ended September 30, 2008. Stock selection in information technology detracted from relative performance, notably in the computers and peripherals and semiconductors and semiconductor equipment industries. Marvell Technology, Broadcom, and Apple detracted from relative performance. An underweight allocation to consumer staples impaired relative results. Stock selection in financials, where holdings are concentrated in capital markets, detracted from relative performance as Morgan Stanley and Goldman Sachs came under intense pressure. An underweight position to energy was the primary contributor to relative performance. Stock selection across the sector also added value. Energy was one of the worst performing sectors during the period, as energy prices fell steadily, driving down the performance of energy firms. An overweight in consumer discretionary also proved beneficial.

The performance of the indexed portion of the Fund for the quarter ended September 30, 2008 was consistent with the Russell 1000 Growth Index after taking Fund expenses into account.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company outperformed the Russell 1000 Growth Index for the nine month period ended September 30, 2008. For the year to date period, performance was helped primarily by stock selection in healthcare, followed by stock selection in industrials and energy stocks. Stock selection in the consumer staples and financials sectors have been the biggest detractors to the portfolio for the year to date period.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price Associates, Inc. underperformed the Russell 1000 Growth Index for the nine month period ended September 30, 2008. Stock selection detracted from relative results as an underweight allocation to consumer staples detracted from performance. Stock selection also impaired relative results in consumer discretionary, notably in hotels, restaurants and leisure. Stock selection detracted from relative performance in information technology; holdings in computers and peripherals and software impaired results. An overweight allocation to health care contributed to relative results; the energy and financials sectors also aided performance relative to the benchmark. Top contributors in the year to date period included Genentech, Visa, Celgene, and Corning. Major detractors during the period included Google, Apple, Juniper Networks, and Microsoft.

The performance of the indexed portion of the Fund for the nine month period ended September 30, 2008 was consistent with the Russell 1000 Growth Index after taking Fund expenses into account.

Index Equity Fund

The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the quarter ended September 30, 2008, the Index Equity Fund experienced a total return, net of expenses, of (8.76)%. By comparison, the Russell 3000 Index produced an investment record of (8.73)% for the same period. For the nine months ended September 30, 2008, the Fund experienced a total return, net of expenses, of (19.01)%, compared to an investment record of (18.81)% for the Russell 3000 Index for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Index Equity Fund for the quarter ended September 30, 2008 was consistent with the Russell 3000 Index after taking Fund expenses into account.

The performance of the Index Equity Fund for the nine month period ended September 30, 2008 was consistent with the Russell 3000 Index after taking Fund expenses into account.

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

For the quarter ended September 30, 2008, the Mid-Cap Value Equity Fund, which is advised with the assistance of Wellington Asset Management Company, LLP, experienced a total return, net of expenses, of (10.75)%. By comparison, the Russell Mid-Cap Value Index produced an investment record of (7.52)% for the same period. For the nine months ended September 30, 2008, the Fund experienced a total return, net of expenses, of (24.63)%, compared to an investment record of (15.46)% for the Russell Mid-Cap Value Index for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap Value Index for the quarter ended September 30, 2008. Negative relative results in eight sectors, led by financials and materials, outweighed the positive relative performance from the health care and industrials sectors. Detractors from performance included an underweight to and security selection within the financials sector. Portfolio holdings Sovereign Bancorp, Washington Mutual, and National City hurt performance. Stock selection and an overweight to the materials sector also weighed on returns. Underperformers within this sector were fertilizer company Agrium and mining stock Cleveland-Cliffs. Agrium declined 48% during the quarter, while shares of Cleveland-Cliffs fell 55%. Several other highly unusual trends exaggerated the shortfall: 1) hedge funds (which populate mid-cap ownership ranks to a higher degree than large-cap ownership ranks) raised record cash to handle redemptions – so the most shorted stocks outperformed everything else, and the portfolio had the least exposure to this group; 2) smaller market caps trounced larger market caps – the portfolio was much more biased towards the latter; 3) high dividend yielders beat low dividend yielders – the portfolio was overweight in the latter; and 4) stocks with no earnings beat the lowest P/E quintile of the Index by over 1600 basis points. Contributors to performance included security selection within the health care sector, due in part to Barr Pharmaceuticals and West Pharmaceuticals. Shares of Barr Pharmaceuticals rose as the company agreed to a takeover offer by Teva Pharmaceuticals at a significant valuation premium. The industrials sector also benefited from strong holdings such as Northwest Airlines, whose shares rebounded off their compressed levels due to falling jet fuel costs. Shares of Werner, a truckload and logistics company, also rose during the quarter.

The Mid-Cap Value Equity Fund underperformed the Russell Mid-Cap Value Index for the nine month period ended September 30, 2008. Performance from holdings in the financials and energy sectors detracted from results relative to the index. Within the financials sector, the Fund’s holdings in Ambac and Sovereign Bancorp hurt performance. Also detracting from performance was security selection within the energy sector. The Fund’s allocation to Newfield Exploration detracted the most from relative results. Newfield’s stock decline of 40% was attributable in part to the drop in prices of oil and gas. Although each of the ten sectors detracted from relative performance, several noteworthy holdings contributed to portfolio performance overall. Among these contributors were Barr Pharmaceuticals, Reinsurance Group of America, and M&T Bank. Barr Pharmaceuticals had a strong third quarter, which drove year-to-date performance. Shares of Reinsurance Group of America, a global life reinsurer, rose during the quarter, as did shares of coal producer Arch Coal.

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

For the quarter ended September 30, 2008, the Mid-Cap Growth Equity Fund, which is advised with the assistance of Turner Investment Partners, Inc. experienced a total return, net of expenses, of (21.08)%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of (17.75)% for the same period. For the nine months ended September 30, 2008, the Fund experienced a total return, net of expenses, of (28.29)%, compared to an investment record of (23.35)% for the Russell Mid-Cap Growth Index for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the quarter ended September 30, 2008. Relative results in the producer durables and material/processing sectors detracted the most from performance as the decline in the price of commodities impacted these holdings. The financial services and health care sectors provided the best downside protection. The producer durables sector detracted the most from results when compared to the benchmark as the market transitioned from late cycle to early cycle holdings as some of the late cycle issuers did not respond favorably in this volatile market. A few holdings of note that were hit hard during the quarter were Flowserve Corp., a provider of fluid motion and control products and services, and Cummins Inc., a manufacturer and distributor of diesel engines.

Within the materials/processing sector, the decline in commodity prices handcuffed holdings, highlighted by a major sell-off in early to mid-July. Steel maker Steel Dynamics Inc. and coal producer Walter Industries were two holdings that came under pressure during the quarter (after experiencing tremendous gains during the first six months of the year) as the economic global slowdown diminished demand for commodities. Although the Fund continued to be invested in commodity related holdings, the exposure to areas like steel, coal, and precious metals were reduced.

In light of the unprecedented financial crisis, the Fund continued to avoid credit sensitive companies, which helped financial holdings contribute the most to relative results for the quarter. Regional and savings banks along with stock selection within REITs continued to be the recipe for success in this area. Hudson City Bancorp Inc., one of the largest New Jersey banks, was one of the few companies within the financials space that produced positive returns for the quarter. Attractive spreads on jumbo mortgages and a widening yield curve helped its performance. Public Storage traded higher after Hurricane Ike passed through the Houston area and displaced many people from their homes, which led to increased demand for storage sites. The storage provider is also benefiting from the ongoing housing dislocation as more people use its services.

The health care sector also contributed to gains for the period as the more stable, defensive holdings in this area typically fare better in an unpredictable market environment. Health care service companies contributed the most to gains within the sector, highlighted by Express Scripts, a pharmacy benefit manager. The company reported a strong quarter and companies like Express Scripts may benefit from the conversion of branded drugs to generic drugs as a result of expiring patents.

The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the nine month period ended September 30, 2008. For the year-to-date period, the consumer discretionary and technology sectors detracted the most from relative performance. In the technology sector, semiconductor holdings hurt relative performance on a year-to-date basis. The consumer sector has been particularly challenging in the year-to-date period, as consumers have been under pressure due to the rapid increase in oil prices early in the year, the rise in unemployment and the inability to finance items on credit. The Fund maintained its positions in non-consumer holdings like printing company Vista Print and consulting firm FTI Consulting Inc., both of which produced positive relative results for the Fund. Vista Print benefited from a focus on cutting costs when compared to its competitors and FTI Consulting traded higher as a result of increased bankruptcy activity. At period-end the Fund favored early cycle securities and likes the internet and consulting firms with attractive growth prospects.

Energy holdings posted the greatest amount of excess return relative to the benchmark, primarily as a result of the rising commodity prices earlier in the year. Since the price of commodities peaked at the end of the second quarter, the Fund reduced its exposure to companies specializing in oil and gas production, coal, and drillers as the demand for commodities has fallen considerably. However, off-shore oil service and equipment companies are currently favored as highlighted with the holding in Smith International Inc.

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

For the quarter ended September 30, 2008, the Small-Cap Equity Fund experienced a total return, net of expenses, of (6.18)%. By comparison, the Russell 2000 Index produced an investment record of (1.11)% for the same period. For the nine months ended September 30, 2008, the Fund experienced a total return, net of expenses, of (12.74)%, compared to an investment record of (10.38)% for the Russell 2000 Index for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP underperformed the Russell 2000 Index for the quarter ended September 30, 2008. The portfolio underperformed its benchmark, as six of the ten broad market sectors trailed the Index due to security selection. Information technology and financials were the biggest detractors. Security selection in the information technology sector detracted from performance. The portfolio’s exposure to ON Semiconductor Corp. and THQ Inc. hurt results. ON Semiconductor Corp., a global supplier of power and data management semiconductors, fell amid concerns that a weakening economy would decrease demand for the company’s products. Shares of THQ Inc., a video game maker, fell as management lowered guidance due to weaker-than-expected sales. Security selection within the financials sector also hurt relative results, led by asset manager Waddell & Reed, whose shares fell over 28% during the quarter. Also detracting from performance was the portfolio’s lack of exposure to bank names Colonial Bancgroup and Cathay General Bancorp, each of which rose over 80% during the third quarter. Security selection within the health care sector added to performance, helped by strong performers Celera and Regeneron Pharmaceuticals. Celera, a medical diagnostic products and services company, reported revenue that exceeded expectations. Shares of Regeneron, a biopharmaceutical company, rose on positive news for the firm’s drugs that target macular degeneration and gout. The portfolio also benefited from its consumer staples holdings, including United Natural Foods, an organic and natural foods distributor, and Hain Celestial, an organic food and personal care products company.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the quarter ended September 30, 2008. Negative contributing sectors included financials and industrials. The portfolio was underweight financials. Many poorer quality companies that had dropped considerably due to the subprime mortgage crisis rallied during the quarter, causing companies in the financial sector of the benchmark to be up 16.8% versus companies in the financial sector of the portfolio rising only 7.7%. In the industrials sector, both an overweight position in this sector and the underperformance of the stocks in the sector detracted from performance. Companies in the portfolio were down 14.2% versus companies in the benchmark declining only 4.5%. At the sector level, positive relative performance for the quarter was derived primarily by an underweight sector position and good stock selection in the materials sector. On a relative basis, information technology was the second best sector during the quarter. The portfolio was overweight the sector and companies in the information technology sector of the portfolio were down 3.82% versus companies in the information technology sector of the benchmark declining 5.44%.

The performance of the indexed portion of the Small-Cap Equity Fund for the quarter ended September 30, 2008 was consistent with the Russell 2000 Index after taking Fund expenses into account.

The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP underperformed the Russell 2000 Index for the nine month period ended September 30, 2008. The portfolio’s bottom-up investment approach trailed the Index for the year-to-date period, as seven of the ten broad market sectors underperformed. Security selection within the information technology sector was the primary detractor from relative results for the year-to-date period. The portfolio’s overweight position in ExlService Holdings, Inc., a provider of business service outsourcing, research and analytics, and advisory services, was a negative contributor. Within the financials sector, the portfolio’s exposure to First Community Bancorp, a holding company for First Community Bank of America, and AmericanWest Bancorp, a holding company for AmericanWest Bank, detracted from relative results. Shares of the banks fell approximately 46% and 91%, respectively, and the portfolio’s overweight positions hurt performance. Within the materials sector, the portfolio’s exposure to Cleveland-Cliffs, a producer of iron ore pellets, aided performance. During the first half of the year, Cleveland-Cliffs posted strong returns driven by higher demand for coal and iron ore. Also additive to performance was the portfolio’s overweight to strong performer Solutia Incorporated. The portfolio’s energy holdings also contributed to relative performance. The portfolio benefited from an overweight to strong performer Whiting Petroleum, an independent oil and gas exploration and production company. Also aiding performance was Penn Virginia, an oil and gas exploration company that benefited from the rise in oil and gas prices earlier this year.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the nine month period ended September 30, 2008. Negative contributing sectors for the year to date period included technology, health care and financials, all largely due to overweight or underweight positions relative to the benchmark. For the year, consumer discretionary stocks have made the largest positive contribution primarily from stock selection.

The performance of the indexed portion of the Small-Cap Equity Fund for the nine months ended September 30, 2008 was consistent with the Russell 2000 Index after taking Fund expenses into account.

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

For the quarter ended September 30, 2008, the International Equity Fund experienced a total return, net of expenses, of (21.05)%. By comparison, the Morgan Stanley Capital International Europe, Australasia, and Far East Index (the “MSCI EAFE Index”) produced an investment record of (20.56)% for the same period. For further comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI ACWI ex-USA Index”) produced an investment record of (21.91)% for the same period. For the nine months ended September 30, 2008, the Fund experienced a total return, net of expenses, of (29.24)%, compared to an investment record of (29.26)% for the MSCI EAFE Index and an investment record of (29.85)% for the MSCI ACWI ex-USA Index for the same period. The International Equity Fund began using the MSCI EAFE Index as its primary benchmark effective January 1, 2008 because the MSCI EAFE Index reflects less exposure to developing countries and is thus believed to be more closely reflective of the Fund’s portfolio. Neither the MSCI EAFE Index nor the MSCI ACWI ex-USA Index includes an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portion of the International Equity Fund advised with the assistance of JPMorgan Asset Management (UK) Limited outperformed the MSCI EAFE Index for the quarter ended September 30, 2008. Stock selection in the areas of materials, technology, industrials, healthcare and financials all contributed positively to relative performance while consumer discretionary and telecoms detracted. Regionally, value was added in Continental Europe, the U.K. and emerging markets but lagged in Japan and the Pacific basin. Despite continued turmoil in the financial sector, a number of financial holdings were among the largest individual contributors to relative performance. HDFC Bank, China Life, Axa and Zurich Financial Services all posted gains during the period, defying the market downturn. On the other end of the spectrum, resource-oriented holdings like BHP Billiton, Petrobras and CVRD were among the worst individual performers as the price of oil and other commodities plunged on recession fears. Despite the pullback, however, materials holdings held up better than the sector in general as the portfolio avoided some of the worst performers within that space.

The portion of the International Equity Fund advised with the assistance of Philadelphia International Advisors, LP underperformed the MSCI EAFE Index for the quarter ended September 30, 2008. While good performance was achieved via stock selection in sectors such as consumer discretionary and industrials as well as the French market, overall performance lagged for several reasons. First, a considerable underweight position in consumer staples hurt relative returns, as this sector was the second-best performing in the index after healthcare. This underweight is due to the portfolio’s investment philosophy and an emphasis on stocks offering attractive valuation. The defensive qualities of consumer staples have long been recognized by the stock market, and the resulting expensive valuation has led the portfolio to reduce this exposure over time. The second key driver of underperformance resulted from the severity of the current financial crisis. Over the past 12 months, financials and other economically sensitive sectors have offered attractive characteristics from a pure valuation perspective. However, the severity of this financial crisis has pushed financials fundamentals to the brink and essentially rendered cheap valuation meaningless thus far. This hurt portfolio returns in the third quarter as the portfolio’s financials holdings were the single biggest contributor to negative relative returns. Finally, an underweight position in Japan and utilities, as well as stock selection in both, detracted from portfolio returns.

The portion of the International Equity Fund advised by JP Morgan Asset Management (UK) Limited outperformed the MSCI EAFE Index for the nine month period ended September 30, 2008. Stock selection added value in seven out of ten sectors as the portfolio’s focus on quality and balance sheet strength continued to pay off. Relative gains have been most notable in the industrial and technology sectors. In contrast, stock selection in consumer discretionary and telecoms has lagged. On a stock level, Orascom Construction and Canadian National Railway (both of which fall into the industrials sector) along with SAP (the German software company) were among the largest individual contributors to performance. Construction activity in the Middle East combined with strong demand for fertilizers have fueled earnings at Orascom Construction. Canadian National Railway has benefited from an increase in commodity shipments as well as from a growing number of people opting to travel or ship goods by train rather than by air or road. Stronger-than-expected licensing sales at SAP prompted management to raise forecasts.

The portion of the International Equity Fund advised by Philadelphia International Advisors, L.P. underperformed the MSCI EAFE Index for the nine month period ended September 30, 2008. The underperformance in the third quarter also dragged relative returns down year-to-date. In particular, stock selection within financials and utilities weighed on portfolio returns. From a regional perspective, positive selection in emerging markets was not enough to offset U.K. market holdings, where financials and consumer discretionary stocks dragged down performance.

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

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended September 30, 2008, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, S&P 500® Flagship Securities Lending Series Fund, Daily MSCI ACWI ex-US Securities Lending Index Fund, S&P MidCap® Index Securities Lending Series Fund, Russell 2000® Index Securities Lending Series Fund, Long U.S. Government Index Securities Lending Fund, Passive Bond Market Index Securities Lending Series Fund, U.S. Treasury Inflation Protected Securities Lending Series Fund and Principal Accumulation Return Fund.

For the quarter ended September 30, 2008, the Retirement Date Funds experienced a total return, net of expenses, of (4.16)% for the Lifetime Income Retirement Date Fund, (5.51)% for the 2010 Retirement Date Fund, (7.71)% for the 2020 Retirement Date Fund, (9.23)% for the 2030 Retirement Date Fund and (10.06)% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the quarter ended September 30, 2008 was consistent with the relevant composite benchmark after taking Fund expenses into account.

For the nine month period ended September 30, 2008, the Retirement Date Funds experienced a total return, net of expenses, of (6.49)% for the Lifetime Income Retirement Date Fund, (10.24)% for the 2010 Retirement Date Fund, (14.53)% for the 2020 Retirement Date Fund, (17.25)% for the 2030 Retirement Date Fund and (18.44)% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the nine month period ended September 30, 2008 was consistent with the relevant combination benchmark after taking Fund expenses into account.

Quarter and Nine Months Ended September 30, 2007

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

Item 4T.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of September 30, 2008.

Internal Control Over Financial Reporting: No change in the Collective Trust’s internal control over financial reporting occurred during the Collective Trust’s last fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1A.	RISK FACTORS

Risks Related to Market Disruptions and Governmental Interventions. For much of 2008, the global financial markets have been undergoing pervasive and fundamental disruptions and losses. This global market turmoil, combined with a global tightening of credit, has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected the equity and fixed income markets. The global market turmoil has also led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, sometimes suddenly and substantially changing market participants’ ability to continue to implement certain strategies or manage risk. In addition — as one would expect given the complexities of the financial markets and the limited timeframe within which governments have felt compelled to take action — these interventions have sometimes been unclear in scope and application, and not necessarily consistent, resulting in confusion and uncertainty which in itself may be materially detrimental to the efficient functioning of the markets. Certain policies implemented by the U.S. government, including the “bailout” of institutions holding mortgage-related and other troubled instruments, were some of the largest governmental interventions in the history of the U.S. financial markets and will involve new market restrictions to be applied to the U.S. financial markets, restrictions which may have a material adverse impact on the future competitiveness of these markets. Regulators in many other jurisdictions are in the process of taking similar action. It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on the investment objectives or strategies of the respective Funds or Retirement Date Funds. In addition, a worsening of the global market turmoil and/or reduced business activity would likely exacerbate the adverse effects of the difficult global market conditions on the investment objectives or strategies of the respective Funds or Retirement Date Funds.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2008, the Collective Trust issued an aggregate of approximately $141.5 million in unregistered Units. Such Units were offered and sold at their net asset value in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund or Retirement Date Fund.

Item 6.	EXHIBITS.

10.1*	Fiduciary Investment Services Agreement between The Northern Trust Company, Northern Trust Investments, N.A. and the ABA Retirement Funds, dated as of August 15, 2008.

10.2*	Amendment No. 6 dated September 29, 2008 to the Administrative and Investment Services Agreement effective January 1, 2003 between State Street Bank and Trust Company and ABA Retirement Funds.

31.1*	Certification of Monet T. Ewing pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert E. Fullam pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Monet T. Ewing pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robert E. Fullam pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

November 14, 2008	By:	/s/ Monet T. Ewing
	Name:	Monet T. Ewing
	Title:	Chief Executive Officer

November 14, 2008	By:	/s/ Robert E. Fullam
	Name:	Robert E. Fullam
	Title:	Chief Financial Officer

EXHIBIT INDEX

10.1*	Fiduciary Investment Services Agreement between The Northern Trust Company, Northern Trust Investments, N.A. and the ABA Retirement Funds, dated as of August 15, 2008.

10.2*	Amendment No. 6 dated September 29, 2008 to the Administrative and Investment Services Agreement effective January 1, 2003 between State Street Bank and Trust Company and ABA Retirement Funds.

31.1*	Certification of Monet T. Ewing pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert E. Fullam pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Monet T. Ewing pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robert E. Fullam pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.