Form 10-K
period 2008-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2009-03-27
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was approximately $2.9 billion.

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

OVERVIEW

The American Bar Association Members/State Street Collective Trust (the “Collective Trust”) was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the ABA Retirement Funds program (the “Program”). There are nine predominantly actively managed collective investment funds (the “Managed Funds”), six collective investment funds, each of which was designed to replicate a specific securities index (the “Index Funds” and, together with the Managed Funds, the “Funds”) and five Retirement Date Funds. The Funds are as follows: Stable Asset Return Fund, Intermediate Bond Fund, Balanced Fund, Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund, International Equity Fund, the Bond Index Funds, the Large-Cap Index Equity Fund, the Index Equity Fund, the Mid-Cap Index Equity Fund, the Small-Cap Index Equity Fund and the International Index Equity Fund. As of December 31, 2008, only one of the six Index Funds, the Index Equity Fund, was in operation. The remaining five Index Funds commenced operations in early 2009. Assets contributed under the Program may also be invested in the Retirement Date Funds, a group of five balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. On March 28, 2008, availability of the Structured Portfolio Service, which was previously offered under the Program, was terminated. The Funds and the Retirement Date Funds are investment options under the Program, which is sponsored by ABA Retirement Funds (“ARF”).

The Collective Trust may offer and sell an unlimited number of units of beneficial interest (“Units”), representing interests in the separate collective investment fund portfolios of the Collective Trust, each Unit to be offered and sold at the per Unit net asset value of the corresponding fund portfolio.

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

State Street Bank is responsible for certain recordkeeping and administrative services required by the Program. State Street Bank’s administrative and recordkeeping responsibilities include maintenance of individual account records or accrued benefit information for Participants whose Employers choose to have State Street Bank maintain such account records. In addition, State Street Bank also provides account and investment information to Employers and Participants, receives all plan contributions, effects investment and transfer transactions and distributes benefits provided by the plans to the Participants or, in the case of some individually designed plans, to the trustees of such plans. For additional information regarding the relationship between State Street and State Street Bank, see “State Street and State Street Bank.”

For a description of changes to the Program, see “Expected Changes to the Program.”

THE PROGRAM

The Program is sponsored by ARF, an Illinois not-for-profit corporation organized by the American Bar Association (the “ABA”) to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or other affiliated organizations. The Program is a comprehensive retirement program that provides Employers with tax-qualified employee retirement plans, a variety of investment options and related recordkeeping and administrative services. The law practices, bar associations and other organizations which are eligible to adopt the Program are referred to in this Report as “Eligible Employers,” and those which adopt the Program are referred to as “Employers.” The term “Participants” means self-employed individuals and employees (together with their beneficiaries where applicable) of Employers which have adopted the Program for their practices. As of December 31, 2008, there were approximately 4,000 plans participating in the Program through which approximately 42,000 Participants participated in the Program.

As trustee of the Collective Trust, State Street is responsible for the operation and management of the Funds and the Retirement Date Funds under the Collective Trust. State Street Bank also provides administrative and recordkeeping services required by the Program. State Street Bank has engaged ING Institutional Plan Services, LLC (“ING Services”) (formerly CitiStreet LLC) to provide such recordkeeping and administrative services. State Street Bank also is the sole trustee of each of the ABA Members Trusts. For a more complete description of the relationship between State Street and State Street Bank, see “State Street and State Street Bank.” For a description of expected changes to the arrangements with State Street and State Street Bank, see “Expected Changes to the Program” and “State Street and State Street Bank.”

DESCRIPTION OF INVESTMENT OPTIONS

As of December 31, 2008, the Collective Trust offered nine Managed Funds, one Index Fund and five Retirement Date Funds. Five additional Index Funds commenced operations in early 2009. The Managed Funds, the Index Funds and the Retirement Date Funds are investment options under the Program.

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

The Stable Asset Return Fund invests in high quality fixed-income instruments, investment contracts, and other fixed income investments. The Intermediate Bond Fund invests in debt securities of varying maturities. The Balanced Fund invests in both equity and debt securities. The Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Small-Cap Equity Fund and International Equity Fund invest in equity securities of various types. Assets contributed or held under the Program may also be invested in six Index Funds, each of which is designed to replicate a specific securities index. In addition, assets contributed or held under the Program may be invested in the Retirement Date Funds, which are a group of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. Finally, assets contributed under the Program may be invested in publicly traded debt and equity securities and shares of numerous mutual funds through Self-Managed Brokerage Accounts. Assets invested in the Stable Asset Return Fund, the Large-Cap Growth Equity Fund, the Large-Cap Value Equity Fund, the Small-Cap Equity Fund, the Index Funds and the Retirement Date Funds are also invested in whole or in part into collective investment funds maintained and managed by State Street Bank in compliance with the investment objectives and restrictions of such Funds.

Under the Collective Trust’s Declaration of Trust, interests in the respective Funds and the Retirement Date Funds are represented by Units, each of which represents an undivided pro rata share of the net assets of a Fund or a Retirement Date Fund. Further, the Collective Trust’s Declaration of Trust provides that each Fund and Retirement Date Fund constitutes a separate trust, and the assets of each trust shall be separately held, managed, administered, valued, invested, reinvested, distributed and accounted for and otherwise dealt with as a separate trust. Thus, an investment in any one Fund or Retirement Date Fund does not give rise to an interest in any other Fund or Retirement Date Fund or an interest in the Collective Trust as a whole. The Declaration of Trust also provides that any creditor of, or other person having any claim of any type against, a Fund or Retirement Date Fund may look only to the assets of such Fund or Retirement Date Fund for payment of obligations of such Fund or Retirement Date Fund, and that every contract, instrument, certificate or undertaking of or on behalf of any Fund or Retirement Date Fund shall be conclusively deemed to have been executed only by or for such Fund or Retirement Date Fund and no Fund or Retirement Date Fund shall be answerable for any obligation assumed or liability incurred by any other Fund or Retirement Date Fund. However, the enforceability of these provisions has never been tested, and the Collective Trust believes that, under New Hampshire law, the Funds and the Retirement Date Funds have no separate legal existence and exist only as sub-trusts of the Collective Trust. Furthermore, neither the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), nor the laws of the State of the New Hampshire, under which the Collective Trust is organized, have any specific statutory provision deeming assets of one sub-trust created under a trust to be unavailable to creditors of other sub-trusts so created. In the unlikely event that a particular Fund or Retirement Date Fund were not to have sufficient net assets with which to satisfy its obligations, it is possible that a court could determine that the assets of the other Funds and Retirement Date Funds could be available to satisfy those obligations.

Although the Funds and the Retirement Date Funds are similar in some respects to registered open-end management investment companies (commonly referred to as “mutual funds”), the Funds and the Retirement Date Funds are not required to be and are not registered as investment companies under the Investment Company Act. The Units representing interests in the Funds and the Retirement Date Funds are held by State Street Bank, as trustee of the ABA Members Trusts. Neither the assets of the ABA Members Trusts nor the investment options are subject to the claims of the creditors of State Street or State Street Bank. The Units are not insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other governmental agency and are not deposits of State Street, State Street Bank or any other bank. The activities of each of State Street and State Street Bank in connection with the operation of the Collective Trust or the ABA Members Trusts, respectively, are subject to the requirements of ERISA. There are no voting rights connected with the ownership of Units. No officer of the Collective Trust or officer or director of State Street owns, beneficially or of record, any Units of beneficial interest in the Collective Trust. As of December 31, 2008, no person or entity vested with investment responsibility for the assets contributed to the Program owned more than 5% of the Units of beneficial interest in the Collective Trust or in any Fund or Retirement Date Fund offered thereunder, except that one Participant owned 5.14% of the outstanding Units of the Lifetime Income Retirement Date Fund and one Participant owned 6.06% of the outstanding Units of the 2010 Retirement Date Fund.

Units in the Funds and the Retirement Date Funds are not “redeemable securities” within the meaning of the Investment Company Act because the holder does not have an entitlement to receive approximately the holder’s proportionate share of the Collective Trust’s current net assets or the cash equivalent thereof (or the current net assets or cash equivalent thereof of any Fund or Retirement Date Fund) upon presentation of the Units to the Collective Trust. However, each Unit entitles its holder to exercise investment rights that are substantially similar to the rights of holders of “redeemable securities” issued by a mutual fund. Units in each Fund and in each Retirement Date Fund may be liquidated on each Business Day (subject to applicable restrictions under the terms of the Program) for cash equal to the per Unit net asset value of the Fund or the Retirement Date Fund, as applicable. In addition, transfers may be made among the Funds and the Retirement Date Funds based on the relevant per Unit net asset values.

References in this Report to “Business Day” mean any day that the New York Stock Exchange is open for trading.

For purposes of the following descriptions of the Funds, investments by a Fund directly or indirectly in collective investment funds maintained by State Street Bank, and investments by the Balanced Fund made in the Intermediate Bond Fund, are generally treated as investments in the underlying securities held by those funds.

MANAGED FUNDS

Assets contributed under the Program are eligible for investment in the following nine Managed Funds, each of which is a predominantly actively managed collective fund designed to achieve a specific investment objective.

STABLE ASSET RETURN FUND

Investment Objective. The investment objective of the Stable Asset Return Fund is to provide current income consistent with the preservation of principal and liquidity. There can be no assurance that the Stable Asset Return Fund will achieve its investment objective.

Strategy. The Stable Asset Return Fund does not make any direct investments, but invests all of its assets indirectly through the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a collective investment fund maintained by State Street Bank. SAFT in turn invests in investment contracts (“Traditional Investment Contracts”), so-called “Synthetic GICs” with associated underlying assets, and high-quality fixed-income instruments, including by investing a portion of its assets in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund (the “Short-Term Fund”), a collective investment fund maintained by State Street Bank. The Stable Asset Return Fund is the only investor in SAFT, while retirement plans other than those adopted under the Program also invest in the Short-Term Fund.

The Short-Term Fund invests in high-quality short-term instruments, including obligations of the United States government and its agencies and instrumentalities (referred to as “U.S. Government Obligations”) and notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers’ acceptances, supranational and sovereign debt obligations (including obligations of foreign government sub-divisions), asset-backed securities, master notes, promissory notes, funding agreements, variable and indexed interest notes and repurchase agreements (collectively, together with U.S. Government Obligations, “Short-Term Investment Products”). SAFT may invest in Short-Term Investment Products so long as the average weighted days to maturity of all such investments does not exceed 120 days.

As discussed above, SAFT invests in Traditional Investment Contracts issued by insurance companies, banks and financial institutions. Traditional Investment Contracts are investment contracts pursuant to which the issuer agrees to pay stated interest over its term and repay principal at the end of its term. SAFT also invests in Synthetic GICs issued by banks, insurance companies or other financial institutions. A Synthetic GIC is an arrangement comprised of (i) an investment in one or more underlying securities or collective investment funds and (ii) a separate contract (a “Benefit Responsive Contract”) issued for a fee, typically asset-based, by a bank, insurance company or other financial institution that allows the Fund to account for the assets of SAFT at book value and permits such assets to be credited with interest at a crediting rate agreed to with the issuer of the Benefit Responsive Contract (which rate is adjusted periodically, but not below zero, to reflect the performance of the underlying securities of the Synthetic GIC) for purposes of permitting the contract to be benefit responsive (that is, responsive to qualifying withdrawal, transfer and benefit payment requests by Participants) (the “Benefit Responsive Withdrawals”). The underlying securities of Synthetic GIC arrangements generally consist of high quality, fixed income debt instruments.

Benefit Responsive Contracts generally specify that a “cash buffer” be maintained to fund participant withdrawal, transfer and benefit payment requests prior to liquidating any less liquid and/or longer dated fixed income investments that might need to be sold at other than their contract values in order to satisfy Benefit Responsive Withdrawals. As a general rule, the Short-Term Fund provides the necessary “cash buffer” for SAFT, although SAFT may also invest cash in other State Street Bank short-term investment funds and directly into high quality money market instruments. The Benefit Responsive Contracts do not guarantee the performance of the underlying securities or collective investment funds in which SAFT invests or issuer defaults with respect to securities held by SAFT directly or indirectly through collective investment funds. Instead, the Benefit Responsive Contracts are designed to reimburse SAFT, to the extent necessary and subject to various limitations and conditions, if SAFT has insufficient assets to pay qualifying Benefit Responsive Withdrawals from the Stable Asset Return Fund, such as might result from losses on the sale of securities that are not offset, over time, by a reduced crediting rate or by gains on the sale of other securities. Traditional Investment Contracts also include comparable benefit responsive provisions. As a general matter, certain withdrawal, transfer and benefit payment requests, including withdrawals that are directly invested in “competing funds” by the withdrawing participant, as such term is defined in the Benefit Responsive Contract or Traditional Investment Contract, are not protected under the Benefit Responsive Contract applicable to a Synthetic GIC arrangement or under the terms of a Traditional Investment Contract.

The average weighted maturity of investments of the Stable Asset Return Fund cannot exceed 2.25 years. As of December 31, 2008, the Stable Asset Return Fund’s assets as invested through SAFT were approximately 22% invested in Short-Term Investment Products and 12% invested in Traditional Investment Contracts, and the remaining balance was invested in fixed income securities held directly or indirectly through collective investment funds as part of Synthetic GIC arrangements.

As of December 31, 2008, the duration of the Stable Asset Return Fund as derived from its investment in SAFT was 1.66 years. The portfolio in which the Stable Asset Return Fund invests is structured to provide cash flow to assist liquidity management and to mitigate interest rate volatility while seeking to maximize rate of return, subject to the overall objective of the preservation of principal. The overall objective for the preservation of principal is likely to result in lower current returns being experienced by the Stable Asset Return Fund than other fixed income investment funds that assume greater investment and credit risk and that hold fixed income investments with a relatively longer average weighted maturity and duration and is also likely to result in the Stable Asset Return Fund receiving a lower crediting rate under the Benefit Responsive Contracts than other stable value funds that have longer weighted average maturity or assume greater credit and investment risk.

Investment Guidelines and Restrictions. U.S. Government Obligations. The Fund may invest in a variety of U.S. Government Obligations, including bills and notes issued by the U.S. Department of the

Treasury and securities issued by agencies of the U.S. government, such as the Farmers Home Administration, the Export Import Bank of the United States, the Small Business Administration, the Government National Mortgage Association, the General Services Administration and the Maritime Administration.

Repurchase Agreements. The Stable Asset Return Fund may enter into repurchase agreements with a variety of banks and broker-dealers. In a repurchase agreement transaction, the Fund acquires securities (usually U.S. Government Obligations) for cash and obtains a simultaneous commitment from the seller to repurchase the securities at an agreed upon price and date. The resale price is in excess of the acquisition price and reflects an agreed upon market rate of interest unrelated to the coupon rate on the purchased security. The difference between the sale and the repurchase price is, in effect, interest for the period of the agreement. In such transactions, the securities purchased by the Stable Asset Return Fund will, at the time of purchase, have a total value at least equal to the amount of the repurchase price and will be held by State Street Bank until repurchased.

Instruments Issued by Foreign Entities. The Stable Asset Return Fund may invest in U.S. dollar-denominated instruments issued by foreign banks and foreign branches of U.S. banks. See “Stable Asset Return Fund—Risk Factors” below. The Stable Asset Return Fund may also invest in U.S. dollar-denominated instruments issued by foreign governments, their political subdivisions, governmental authorities, agencies and instrumentalities and supranational organizations. A supranational organization is an entity designated or supported by the national government of one or more countries to promote economic reconstruction or development. Examples of supranational organizations include, among others, the European Investment Bank, the International Bank for Reconstruction and Development (World Bank) and the Nordic Investment Bank.

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

Credit Quality. Except with respect to U.S. Government Obligations, the Stable Asset Return Fund may invest in a Short-Term Investment Product only if at the time of purchase, the instrument is (i) rated in one of the two highest rating categories applicable to corporate bonds (including the subcategories such as AA+ and AA- within such rating categories) by at least two nationally recognized statistical rating organizations, at least one of which must be Standard & Poor’s Corp. (“S&P”) or Moody’s Investors Service, Inc. (“Moody’s”), (ii) rated in the highest rating category applicable to commercial paper by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s, or (iii) if unrated, issued or guaranteed by an issuer that has other comparable outstanding instruments that are so rated or is itself rated in one of the two highest rating categories (including the subcategories such as AA+ and AA- within such rating categories) by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s. For purposes of this restriction, an investment in a repurchase agreement will be considered to be an investment in the securities that are the subject of the repurchase agreement.

The Stable Asset Return Fund may not invest in any Traditional Investment Contract unless, at the time of purchase, the Traditional Investment Contract or the issuer of the Traditional Investment

Contract is rated in one of the two highest rating categories (including the sub-categories within such categories) by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s. With respect to Synthetic GIC arrangements, however, the credit quality is dependent upon the credit quality of the underlying securities, each of which must meet the same credit quality standards as described above at the time of purchase. Notwithstanding the foregoing, the Stable Asset Return Fund will not enter into a Benefit Responsive Contract with any Benefit Responsive Provider unless, at that time, such Benefit Responsive Provider is rated in one or more of the four highest rating categories (including the subcategories within such rating categories) by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s.

Diversification. Except for Traditional Investment Contracts and U.S. Government Obligations, the Fund may not invest more than 5% of its assets in securities of a single issuer, determined at the time of purchase. For purposes of this 5% limitation, investments in collective investment funds maintained by State Street Bank are considered to be investments in the underlying securities held by such collective investment funds, and investments in repurchase agreements are considered to be investments in the securities that are the subject of such repurchase agreements. Other than Traditional Investment Contracts, the Fund may not invest more than 10% of its net assets in illiquid securities, including repurchase agreements with maturities of greater than seven days or portfolio securities that are not readily marketable or redeemable, determined at the time of purchase. The proportion of the assets of the Fund invested in Traditional Investment Contracts of any one insurance company, bank or financial institution may generally not be greater than 15% of the aggregate value of Traditional Investment Contracts included in the Fund’s portfolio, and in no event greater than 20%, in each case determined at the time of purchase. These requirements do not apply to the issuers of the Benefit Responsive Contracts in connection with Synthetic GIC arrangements.

Risk Factors. U.S. Government Obligations. Not all U.S. Government Obligations are backed by the full faith and credit of the United States. For example, securities issued by the Federal Farm Credit Bank or by the Federal National Mortgage Association are supported by the agency’s right to borrow money from the U.S. Department of the Treasury under certain circumstances, and securities issued by the Federal Home Loan Banks are supported only by the credit of the issuing agency. There is no guarantee that the U.S. government will support these securities, and, therefore, they involve more risk than U.S. Government Obligations that are supported by the full faith and credit of the United States.

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

Asset-Backed Securities. Asset-backed securities may involve credit risks resulting primarily from the fact that asset-backed securities are issued by trusts or special purpose entities with no other assets and do not usually have the benefit of a complete security interest in the securitized assets. For example, credit card receivables generally are unsecured and the debtors are entitled to the protection of a number of state and Federal consumer credit laws, some of which may reduce the ability to obtain full payment. CMO residuals and other mortgage- related securities may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on the Fund’s yield to maturity from these securities.

Risk of Reliance on Industry Research. The Fund is dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest, and other materials prepared by others. There may be limitations on the quality of such information, data, publications, research and ratings, and the Fund’s Investment Advisor generally does not independently verify any of the same. For instance, the credit ratings of certain asset-backed securities such as sub-prime CMOs and securities backed by bond insurance that previously received relatively high credit ratings were, in connection with the credit markets turbulence that began in 2007, subsequently significantly downgraded as the investment community came to realize that there were previously unanticipated risks associated with such securities. There is a risk of loss associated with securities even if initially perceived by the investment community as of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that are often highly complex.

Credit Risk. Except with respect to U.S. Government Obligations backed by the full faith and credit of the United States, each Short-Term Investment Product purchased by the Fund will be subject to the risks of default by the issuer and the non-payment of interest or principal that are usually associated with unsecured borrowings.

Traditional Investment Contracts. Although the Stable Asset Return Fund may not invest in any Traditional Investment Contract unless certain rating standards are satisfied at the time that the Traditional Investment Contract is issued, the financial condition of an issuer may change prior to maturity. SAFT will generally be unable to dispose of a Traditional Investment Contract prior to its maturity in the event of the deterioration of the financial condition of the issuer. In addition, to the extent that a higher percentage of assets of the Stable Asset Return Fund are committed to Traditional Investment Contracts of a single issuer, the Fund will be subject to a greater risk that the deterioration of the financial condition or a default by that issuer will have a material adverse effect on the Fund. Further, a material deterioration in the credit quality of securities underlying a Synthetic GIC arrangement may result in the termination of the Benefit Responsive Contracts applicable to such Synthetic GIC arrangement and thus require that the assets therein be reported at market value rather than book value.

Benefit Responsive Contracts. In order for the Stable Asset Return Fund, as currently configured, to use book value accounting and not utilize fair market valuations of its assets, it must be able to secure sufficient Benefit Responsive Contracts from insurance companies, banks or other financial institutions (the “Benefit Responsive Providers”) in connection with Synthetic GIC arrangements. Certain of the traditional Benefit Responsive Providers recently have stopped issuing, or expressed an intention to stop issuing, Benefit Responsive Contracts. If there are insufficient Benefit Responsive Providers or the cost of obtaining Benefit Responsive Contracts increases sufficiently, then the Stable Asset Return Fund may limit additional contributions to the Fund, reduce the size of the Fund or liquidate the Fund, change the mix of investments undertaken by the Fund, such as by increasing the percentage of Traditional Investment Contracts, convert the Fund to a fixed-income fund that fluctuates in value without any benefit responsive protection on withdrawals, or restructure the Fund as a money market fund similar to a Rule 2a-7 money market fund registered under the Investment Company Act that utilizes amortized cost pricing (although any such restructured money market fund would not be subject to the provisions of the Investment Company Act). Effective February 9, 2009, one of the four Benefit Responsive Providers to SAFT excluded from coverage within the Synthetic GIC arrangement any net increases in the amount subject to the Synthetic GIC arrangement (other than increases in the value of underlying securities and any interest earned thereon). This action by the Benefit Responsive Provider has resulted in the other current Benefit Responsive Providers not covering their respective shares (25% each) of any such net increases. The Stable Asset Return Fund and SAFT have evaluated various options to address the impact of these actions and have sought to preserve SAFT’s ability to continue to utilize book value accounting for its assets, including utilizing a higher percentage of Traditional Investment Contracts to provide the requisite level of benefit responsive protection on withdrawals, increasing the level of the Short-Term Investment Products in relation to the total amount of the Synthetic GIC arrangement, obtaining one or more additional Benefit Responsive Providers to provide additional and/or substitute Benefit Responsive Contracts, and other similar measures to mitigate the impact of these actions. On an interim basis, the Stable Asset Return Fund and SAFT have increased their allocations to Short-Term Investment Products because of the uncertainty in the market for Benefit Responsive Contracts. State Street is also seeking to retain at its expense a consultant to assist in identifying additional and replacement Benefit Responsive Providers for the Stable Asset Return Fund. No assurances can be given that the Stable Asset Return Fund and SAFT will be successful in implementing any of the potential available options described above.

Liquidity. The Fund utilizes a tiered liquidity structure to satisfy withdrawal and transfer requests. In the unlikely event that the amount of liquid assets held by the Fund is insufficient to satisfy all withdrawal and transfer requests immediately, the Fund may limit or suspend withdrawals and transfers. For more information on these restrictions, including the priority to be given to withdrawals and transfers in such circumstances, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

Risks of Securities Lending Undertaken by the Stable Asset Return Fund. The Stable Asset Return Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A., “Risk Factors—Risks Related to Securities Lending.”

Valuation. The methods used to value assets of the Stable Asset Return Fund described below under “Stable Asset Return Fund—Valuation of Units” provide certainty in valuation but can result in the overvaluation or undervaluation of the value of a particular instrument or investment contract when compared to its market value, and the longer the maturity of a particular instrument or investment contract, the greater the exposure to the risk of such overvaluation or undervaluation. Also, the yield of the Stable Asset Return Fund will differ from market interest rates, and the yield of the Stable Asset Return Fund will tend to change more slowly than market interest rates. If a holder of Units in the Stable Asset Return Fund were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was less than the value used to compute its Unit value, the holder would be overpaid (based on market price) and the market value of the Units in the Fund held by the remaining holders of Units in the Fund would be diluted. Conversely, if a holder were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was more than the value used to compute its Unit value, the holder would be underpaid (based on market price) and the value of interests in the Fund of the remaining holders of Units in the Fund would be increased. Along the same lines, if a purchaser of Units in the Stable Asset Return Fund were to acquire such Units at a time when the market value of the assets of the Stable Asset Return Fund was less than (more than) the value used to compute its Unit value, the purchaser would overpay (underpay) (based on market price) and the market value of the Units in the Fund held by the remaining holders of Units in the Fund would be enhanced (diluted). State Street Bank monitors the market value of the investment contracts, investment securities subject to Synthetic GIC arrangements and Short-Term Investment Products held by the Fund. Such fluctuations will occur to the extent market interest rates differ from the interest rates on the instruments and investment contracts. Also, if the financial condition of an issuer of an investment contract were to seriously deteriorate, the contract might no longer qualify for contract value accounting. If State Street Bank were to determine that the per Unit net asset value of the Stable Asset Return Fund has deviated from the net asset value determined by using available market quotations or market equivalents (market value) for investment contracts, investment securities subject to Synthetic GIC arrangements and Short-Term Investment Products to a large enough extent that it might result in a material dilution or other unfair result to holders of Units, State Street Bank might adjust the per Unit net asset value of the Fund or take other action that it deems appropriate to eliminate or reduce, to the extent reasonably practicable, the dilution or other unfair result. The Financial Accounting Standards Board has issued guidance that, effective for financial statements for annual periods ending after December 15, 2006, requires the Fund to make several modifications in its financial statement presentation and disclosure, including presentation of both the fair value and contract value of Benefit Responsive Contracts. The adoption of these changes has not impacted the use by the Fund of contract value accounting.

Valuation of Units. Unlike the other Funds, assets of the Stable Asset Return Fund are not valued at fair market value. The values of Short-Term Investment Products are determined according to “Amortized Cost Pricing.” Under Amortized Cost Pricing, when an instrument is acquired by the Fund, it is valued at its cost, and thereafter that value is increased or decreased by amortizing any discount or premium on a constant basis over the instrument’s remaining maturity. Investment contracts held by the Fund are benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests) and, hence, under generally accepted accounting principles applicable to employee benefit plans, are valued at their contract values (cost plus accrued interest). Any fluctuations in the market value of the Fund’s assets are not taken into account in determining the Fund’s Unit value. The Fund’s Unit value is increased each Business Day by the amount of net income accrued for that day, and such Unit value is then used to account for contributions or transfers to and withdrawals or transfers from the Fund. In accordance with accounting rules applicable to the methods used by the Fund to value its assets, no additional assets of defined benefit plans may be contributed or transferred to the Fund. However, any assets of defined benefit plans invested in the Fund prior to January 15, 2006 may remain so invested, including any earnings thereon. For the reasons set forth in Item 1A, “Risk Factors—Risks Related to Securities Lending,” State Street Bank currently determines the value of Units of the Fund consistent with its utilization of the amortized cost price of $1.00 per unit for purchases and sales of interests in its cash collateral funds described therein notwithstanding that, for financial reporting purposes, the values of the Fund’s interests in such cash collateral funds are required to be recorded at mark-to-market values.

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

Investment Advisor. State Street Bank manages the Stable Asset Return Fund. State Street may, in the future, at its discretion and generally in consultation with ARF, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof. The assets of the Fund are currently invested in units of SAFT, which in turn invests in the assets and investment funds described above that are managed by State Street Bank.

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

Investment Guidelines and Restrictions. The Intermediate Bond Fund will invest primarily in the following types of securities, which may be issued by domestic or foreign entities and denominated in U.S. dollars or foreign currencies (subject to a 20% limit on foreign securities): U.S. Government Obligations; corporate debt securities; corporate commercial paper; mortgage-backed securities; asset-backed securities; variable and floating rate debt securities; bank certificates of deposit, fixed time deposits and bankers’ acceptances; repurchase agreements; obligations of foreign governments or their subdivisions, agencies and instrumentalities, international agencies or supranational entities; and foreign currency denominated securities. The Intermediate Bond Fund also invests in convertible securities, preferred stock, common stock acquired through conversions or exchange offers, inflation-indexed bonds issued by both governments and corporations, structured notes, including hybrid or “indexed” securities, catastrophe bonds, and loan participations, delayed funding loans and revolving credit facilities, reverse repurchase agreements, and debt securities issued by states or local governments and their agencies, authorities and other instrumentalities. The Intermediate Bond Fund may hold different percentages of the assets in these various types of securities. The Fund will seek to maintain a minimum average credit quality rating of “AA.” At least 90% of the Fund’s total fixed income portfolio will consist of bonds rated investment grade by at least one nationally recognized rating agency. No more than 1% of the fixed income portfolio’s non-investment grade investments will be securities of a single issuer, and all such non-investment grade investments will have a credit quality rating of at least “B” (or be determined by the Investment Advisor to be of comparable quality) at the time of purchase.

For the purpose of realizing income, the Intermediate Bond Fund may enter into repurchase agreements, but may not invest more than 15% of its total assets in repurchase agreements maturing more than seven days after purchase. In a repurchase agreement transaction, the Fund acquires securities (usually U.S. Government Obligations) for cash and obtains a simultaneous commitment from the seller to repurchase the securities at an agreed upon price and date. The resale price is in excess of the acquisition price and reflects an agreed upon market rate of interest unrelated to the coupon rate on the purchased security. The difference between the sale and the repurchase price is, in effect, interest for the period of the agreement. In such transactions, the securities purchased by the Fund will, at the time of purchase, have a total value at least equal to the amount of the repurchase price and will be held by State Street until repurchased. State Street monitors the value of the underlying securities to verify that their value, including accrued interest, always equals or exceeds the repurchase price.

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

“TBA” Commitments. The Intermediate Bond Fund may enter into “to be announced” (“TBA”) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if the Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Intermediate Bond Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Risk Factors.”

Mortgage-Related Securities. Mortgage-related securities include securities that directly or indirectly represent a participation in, or are secured by and payable from, mortgage loans on real property, such as collateralized mortgage obligation residuals or stripped mortgage-backed securities, and may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest-only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on an investor’s yield to maturity from these securities. Early repayment of principal on some mortgage-related securities (arising from prepayments of principal due to the sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred) may expose the Fund to a lower rate of return upon reinvestment of principal. Moreover, the Fund is dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest, and other materials prepared by others. There may be limitations on the quality of such information, data, publications, research and ratings, and the Fund’s Investment Advisor generally does not independently verify any of the same. For instance, certain asset-backed securities such as sub-prime CMOs and securities backed by bond insurance that initially received relatively high credit ratings were, in connection with the credit markets turbulence that began in 2007, subsequently significantly downgraded as the investment community came to realize that there were previously unanticipated risks associated with such securities. There is a risk of loss associated with securities even if initially perceived by the investment community as of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that are often highly complex.

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

Emerging Markets Investing. Political and economic structures in many emerging market countries may be undergoing significant evolution and rapid development, and such countries may lack the social,

political and economic stability characteristic of more developed countries. Governments in many emerging market countries participate to a significant degree in the countries’ economics and securities markets. As a result, the risks of investing in the securities of foreign issuers generally, including the risks of nationalization or expropriation, may be heightened. The small size and inexperience of the securities markets, and a more limited volume of trading in securities, in certain of these countries may also make the Fund’s investments in securities of issuers located in such countries illiquid and more volatile than investments in more developed countries, and the Fund may be required to establish special custody or other arrangements before making certain investments in these countries. There may be little financial or accounting information available with respect to issuers located in certain of such countries, and it may be difficult as a result to assess the value or prospects of an investment in such issuers. Emerging markets often have provided significantly higher or lower rates of return than developed markets, and significantly greater risks, to investors.

Risks of Securities Lending Undertaken by the Intermediate Bond Fund. The Intermediate Bond Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Risks of Investment in Derivative Instruments, Including Swaps Agreements. The Intermediate Bond Fund is subject to the risks associated with use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.” A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows (and sometimes principal amounts) measured by different interest rates, exchange rates, indices or prices, with payments generally calculated by reference to a principal (“notional”) amount or quantity. Swap contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. Because swap agreements are two-party contracts and may have terms of greater than seven days, such agreements may be considered to be illiquid. Moreover, an investor bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. The swaps market is a relatively new market and is largely unregulated by the United States or any foreign governmental authority, and it is possible that developments in the swaps market, including potential government regulation, could adversely affect the Fund’s ability to terminate existing swap agreements or to realize amounts to be received under these agreements.

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Intermediate Bond Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 806% for the twelve months ended December 31, 2008 and 489% for the twelve months ended December 31, 2007. The Fund’s portfolio turnover includes trades such as TBA rolls, futures transactions, buys/sells of commercial paper, and reverse repurchase agreements. The Fund believes that it is important to have the ability to seek higher returns using a diverse array of strategies and instruments, particularly in the highly sophisticated global market. Some of these strategies and instruments, particularly mortgages and derivatives, by their very nature necessitate a relatively high number of trades and trade entries.

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

PIMCO is an investment management company founded in 1971. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission. Its principal place of business is 840 Newport Center Drive, Suite 100, Newport Beach, CA 92660. PIMCO, a Delaware limited liability company, is a majority-owned subsidiary of Allianz Global Investors L.P. (“AllianzGI LP”). Allianz AG (“Allianz”) is the indirect majority owner of AllianzGI LP. Allianz is a European-based, multinational insurance and financial services holding company. Pacific Life Insurance Company holds an indirect minority interest in AllianzGI LP. PIMCO had approximately $747 billion in assets under management as of December 31, 2008.

BALANCED FUND

Investment Objective. The investment objective of the Balanced Fund is to achieve both current income and long-term capital appreciation. There can be no assurance that the Balanced Fund will achieve its investment objective.

Strategy. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. The Balanced Fund invests in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities (including bonds, notes, debentures, equipment trust certificates, asset- backed securities and mortgage-related securities) and money market instruments. The Balanced Fund normally maintains at least 40%, but not more than 70%, of its total assets in common stocks and other equity-type instruments, including convertible securities, and at least 30%, but not more than 60%, of its total assets in nonconvertible debt securities and money market instruments. The Balanced Fund varies the portion of its assets invested in equity securities, debt securities and money market instruments to achieve the Fund’s investment objective based upon economic conditions, the general level of common stock prices, interest rates and other relevant considerations, including the risks associated with each investment medium.

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

“TBA” Commitments. The Balanced Fund may enter into TBA commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of the Fund’s other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if the Fund’s

Investment Advisor deems it appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Balanced Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Risk Factors.”

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

Risks of Securities Lending Undertaken by the Balanced Fund. The Balanced Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Risks of Investment in Derivative Instruments. The Balanced Fund is subject to the risks associated with the use of derivatives and mortgage-backed securities to the extent the Fund is permitted to use them. See “Derivative Instruments” and “Intermediate Bond Fund—Risk Factors—Risks of Investment in Derivative Instruments, Including Swaps Agreements.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance.

Portfolio turnover depends on the types and proportions of the Balanced Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 32% for the twelve months ended December 31, 2008 and 24% for the twelve months ended December 31, 2007.

Investment Advisors. State Street has retained Capital Guardian Trust Company (“Capital Guardian”) to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Balanced Fund with respect to investments in equity securities. The portion of the Balanced Fund invested in debt securities and money market instruments is invested through the Intermediate Bond Fund, with respect to which State Street has retained PIMCO to serve as Investment Advisor. For information regarding the investment objectives, guidelines and restrictions of the Intermediate Bond Fund, see “Intermediate Bond Fund.”

Capital Guardian, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non-depository trust company incorporated in 1968. Capital Guardian is a registered investment advisor with the Securities and Exchange Commission. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of high-net worth individuals. As of December 31, 2008, it had approximately $76.2 billion in assets under its management.

Advisor to the Intermediate Bond Fund, through which the debt portion of the Balanced Fund is invested, PIMCO is an investment management company founded in 1971. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission. Its principal place of business is 840 Newport Center Drive, Suite 100, Newport Beach, CA 92660. PIMCO, a Delaware limited liability company, is a majority-owned subsidiary of Allianz Global Investors L.P. (“AllianzGI LP”). Allianz AG (“Allianz”) is the indirect majority owner of AllianzGI LP. Allianz is a European-based, multinational insurance and financial services holding company. Pacific Life Insurance Company holds an indirect minority interest in AllianzGI LP. PIMCO had approximately $747 billion in assets under management as of December 31, 2008.

LARGE-CAP VALUE EQUITY FUND

Investment Objective. The Large-Cap Value Equity Fund’s investment objective is to achieve long-term growth of capital and dividend income. There can be no assurance that the Large-Cap Value Equity Fund will achieve its investment objective.

Strategy. The Large-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization companies which, for purposes of management of the Fund, are considered to be those with market capitalizations, at the time of purchase, of greater than $1 billion that in the opinion of State Street and the Fund’s Investment Advisor are undervalued in the marketplace. As of December 31, 2008, the weighted average market capitalization of the companies in which the Fund was invested was $97.4 billion. A portion of the Large-Cap Value Equity Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average value orientation. The Russell 1000 Index is comprised of the approximately 1,000 largest companies in the Russell 3000 Index. The remainder of the Fund is actively managed. The actively managed portfolio of the Large-Cap Value Equity Fund seeks to achieve growth of capital through investing primarily in common stocks of larger capitalization companies believed to be attractively priced relative to their future earnings power. The Investment Advisor for this portion of the Fund seeks to limit the Fund’s divergence from the market’s performance over full market cycles to moderate levels. The Large-Cap Value Equity Fund is broadly diversified and emphasizes sectors and securities that State Street and the Investment Advisor for this portion of the Fund consider undervalued. Frank Russell & Company, which maintains the Russell 1000 Index, does not sponsor the Large-Cap Value Equity Fund, and is not affiliated in any way with the Large-Cap Value Equity Fund or with State Street.

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

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors.”

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

Risks of Securities Lending Undertaken by the Large-Cap Value Equity Fund. The Large-Cap Value Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Risks of Investment in Derivative Instruments. The Large-Cap Value Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Value Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 17% for the twelve months ended December 31, 2008 and 22% for the twelve months ended December 31, 2007. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of shares of the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, the collective investment fund through which the indexed portion of the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund was 31.1% for the twelve months ended December 31, 2008 and 28% for the twelve months ended December 31, 2007. The portfolio turnover of the actively managed portion of the Large-Cap Value Equity Fund was 21% for the twelve months ended December 31, 2008 and 27% for the twelve months ended December 31, 2007.

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

AllianceBernstein is a registered investment advisor founded in 1962. Investment management recommendations for the Large-Cap Value Equity Fund are made by the investment professionals of AllianceBernstein’s Bernstein Investment Research and Management Unit (“Bernstein”). Bernstein, located at 1345 Avenue of the Americas, New York, New York 10105, carries on the former investment research and management business of Sanford C. Bernstein & Co., Inc., a registered investment advisor and broker-dealer acquired by AllianceBernstein in October 2000 that managed value oriented investment portfolios from 1967 until its acquisition by AllianceBernstein. AllianceBernstein is a leading global investment advisor supervising client accounts with assets as of December 31, 2008 totaling approximately $462 billion.

LARGE-CAP GROWTH EQUITY FUND

Investment Objective. The Large-Cap Growth Equity Fund has a primary investment objective of achieving long-term growth of capital and a secondary investment objective of realizing income. There can be no assurance that the Large-Cap Growth Equity Fund will achieve its investment objectives.

Strategy. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization companies which, for purposes of management of the Fund, are considered to be those with market capitalizations greater than $1 billion at the time of purchase that are believed to have strong earnings growth potential. As of December 31, 2008, the weighted average market capitalization of the companies in which the Fund was then invested was $43.8 billion. The Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Fund (approximately 33 1/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average growth orientation. The Russell 1000 Index is comprised of the approximately 1,000 companies in the Russell 3000 Index with the largest market capitalization. The remainder of the Fund is actively managed. The Fund may invest a portion of its assets in convertible securities. Convertible securities, which include convertible debt instruments and many preferred stocks, contain both debt and equity features. Convertible securities may provide some protection when stock prices generally decline, but may experience less appreciation in value when stock prices generally increase. Frank Russell & Company, which maintains the Russell 1000 Index, does not sponsor the Large-Cap Growth Equity Fund, and is not affiliated in any way with the Large-Cap Growth Equity Fund or with State Street.

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

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objectives. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors.”

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

Risks of Securities Lending Undertaken by the Large-Cap Growth Equity Fund. The Large-Cap Growth Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Risks of Investment in Derivative Instruments. The Large-Cap Growth Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Although the Large-Cap Growth Equity Fund generally holds its investments for an extended period, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Portfolio turnover was 32% for the twelve months ended December 31, 2008 and 43% for the twelve months ended December 31, 2007. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of units of the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, the collective investment fund maintained by State Street Bank through which this portion of the Fund is invested, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund was 34.5% for the twelve months ended December 31, 2008 and 42% for the twelve months ended December 31, 2007. The portfolio turnover of the actively managed portions of the Large-Cap Growth Equity Fund was 96% for the twelve months ended December 31, 2008 and 63% for the twelve months ended December 31, 2007.

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

Capital Guardian, an indirect wholly-owned subsidiary of The Capital Group Companies, Inc., is a California state chartered non-depository trust company incorporated in 1968. Capital Guardian is a registered investment advisor with the Securities and Exchange Commission. Its principal place of business is 333 South Hope Street, Los Angeles, California 90071. Capital Guardian provides investment management, trust and other fiduciary services to corporate and public employee benefit accounts, nonprofit organizations and a number of high-net worth individuals. As of December 31, 2008, it had approximately $76.2 billion in assets under its management.

T. Rowe Price is a Maryland corporation located at 100 East Pratt Street, Baltimore, Maryland 21202. T. Rowe Price is a wholly-owned subsidiary of T. Rowe Price Group, Inc., a publicly traded financial services holding company. Founded in 1937, the firm has been in the investment management business for over 70 years and provides investment management services to individual and institutional investor accounts, including the T. Rowe Price family of mutual funds. Together with its affiliated entities, T. Rowe Price had approximately $276.3 billion in assets under management as of December 31, 2008.

MID-CAP VALUE EQUITY FUND

Investment Objective. The Mid-Cap Value Equity Fund’s investment objective is to achieve long-term growth of capital. There can be no assurance that the Mid-Cap Value Equity Fund will achieve its investment objective.

Strategy. The Mid-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in equity securities of mid-capitalization companies which, for purposes of management of the Fund, are considered to be those with market capitalizations of between $1 billion and $12 billion at the time of purchase. The Fund seeks to achieve growth of capital through investing primarily in common stocks of medium-sized companies believed to be attractively priced relative to their future earnings power. The Fund seeks to emphasize sectors and securities State Street and the Fund’s Investment Advisor consider undervalued.

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

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors.”

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

Risks of Securities Lending Undertaken by the Mid-Cap Value Equity Fund. The Mid-Cap Value Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Risks of Investment in Derivative Instruments. The Mid-Cap Value Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Value Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 50%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 50%. Portfolio turnover was 52% for the twelve months ended December 31, 2008 and 63% for the twelve months ended December 31, 2007.

Investment Advisor. State Street has retained Wellington Management Company, LLP (“Wellington Management”) to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Value Equity Fund.

Wellington Management traces its roots to 1928 and focuses its resources on managing investments for institutional clients. It employs a broad range of investment approaches that cover the major asset classes and a multitude of currencies. Wellington Management is an independent, private partnership, with eleven offices around the world. Its principal place of business is 75 State Street, Boston, Massachusetts 02109. As of December 31, 2008, Wellington Management had approximately $420 billion of client assets under management.

MID-CAP GROWTH EQUITY FUND

Investment Objective. The investment objective of the Mid-Cap Growth Equity Fund is to achieve long-term growth of capital. There can be no assurance that the Mid-Cap Growth Equity Fund will achieve its investment objective.

Strategy. The Mid-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of mid-capitalization companies. For purposes of management of the Fund, mid-capitalization companies are considered to be those with market capitalizations at the time of purchase generally in the range of those market capitalizations of companies included in the Russell MidCap Growth Index. The Fund may invest a portion of its assets in convertible securities. Convertible securities, including convertible debt instruments and many preferred stocks, contain both debt and equity features. Convertible securities may provide some protection when stock prices generally decline, but may experience less appreciation in value when stock prices generally increase.

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

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors.”

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

Risks of Securities Lending Undertaken by the Mid-Cap Growth Equity Fund. The Mid-Cap Growth Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Risks of Investment in Derivative Instruments. The Mid-Cap Growth Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The Mid-Cap Growth Equity Fund generally holds its investments for an extended period, and the average annual rate of portfolio turnover is expected to be under 200%. However, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 200%. Portfolio turnover was 163% for the twelve months ended December 31, 2008 and 138% for the twelve months ended December 31, 2007.

Investment Advisor. State Street has retained Turner Investment Partners, Inc. to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Mid-Cap Growth Equity Fund.

Turner Investment Partners, Inc. was founded in 1990 and is 100% employee owned. Its principal place of business is 1205 Westlakes Drive, Suite 100, Berwyn, Pennsylvania 19312. Turner Investment Partners, Inc. provides investment management to institutional tax exempt and taxable investors, mutual funds, and individual investors. As of December 31, 2008, Turner Investment Partners had discretionary management authority with respect to approximately $15.4 billion of assets.

SMALL-CAP EQUITY FUND

Investment Objective. The investment objective of the Small-Cap Equity Fund is to maximize long-term growth of capital. There can be no assurance that the Small-Cap Equity Fund will achieve its investment objective.

Strategy. The Small-Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. The Fund invests primarily in equity securities of smaller-capitalization companies. Smaller-cap companies, for purposes of management of the Fund, are considered to be those with market capitalizations of $2.5 billion or less at the time of purchase. These companies may include new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Fund may also invest in newly issued securities and securities of seasoned, established companies that appear to have unusual value or appreciation potential. Industry diversification is not an objective of the Small-Cap Equity Fund and the Fund may, at times, be less diversified than the other Funds. A portion of the Fund is invested to replicate the Russell 2000 Index. The Russell 2000 Index is comprised of the approximately 2,000 companies in the Russell 3000 Index with the smallest market capitalization. The remainder of the Fund is actively managed. Frank Russell & Company, which maintains the Russell 2000 Index, does not sponsor the Small-Cap Equity Fund, and is not affiliated in any way with the Small-Cap Equity Fund or with State Street.

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

For temporary defensive purposes, the Small-Cap Equity Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other high quality instruments of the types purchased by the Stable Asset Return Fund. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors.”

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

Risks of Securities Lending Undertaken by the Small-Cap Equity Fund. The Small-Cap Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Risks of Investment in Derivative Instruments. The Small-Cap Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover of the Small-Cap Equity Fund may be high. Although it is not expected to exceed 75% per year on average, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions. Therefore, in any single year, the portfolio turnover rate may be either substantially less or substantially more than 75%. The possibility of high turnover reflects, in part, the volatility of the securities in which the Fund invests and the probability that the circumstances prompting investment in some companies may change more rapidly than in the case of larger, more diversified companies. Portfolio turnover was 111% for the twelve months ended December 31, 2008 and 100% for the twelve months ended December 31, 2007. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of units of the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, the collective investment fund maintained by State Street Bank through which this portion of the Fund has invested since July 1, 2005, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund was 32.5% for the twelve months ended December 31, 2008 and 32% for the twelve months ended December 31, 2007. The portfolio turnover of the actively managed portions of the Small-Cap Equity Fund was 181% for the twelve months ended December 31, 2008 and 88% for the twelve months ended December 31, 2007.

Investment Advisors. State Street has retained Wellington Management Company LLP (“Wellington Management”) and Smith Asset Management Group, L.P. (“Smith Group”), to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Small-Cap Equity Fund.

State Street determines the percentage of the assets in the Fund to be allocated to the actively managed and indexed portions of the Fund. Unless altered by State Street, the assets of the Small-Cap Equity Fund will be allocated into three portions, two of which are actively managed with the advice of, respectively, Wellington Management and Smith Group. The third portion consists of the remainder of the Small-Cap Equity Fund’s assets and is invested to replicate the Russell 2000 Index. State Street Bank manages the indexed portion of the Small-Cap Equity Fund’s assets through its investment in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a collective investment fund maintained by State Street Bank. State Street may, in the future at its discretion and subject to consultation with ARF, employ an investment advisor to provide investment advice with respect to the indexed portion of the Fund’s assets. As of December 31, 2008, the portion invested with the advice of Wellington Management consisted of approximately $79.3 million; the portion invested with the advice of Smith Group consisted of approximately $51.4 million; and the portion invested through the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund consisted of approximately $12.3 million.

As of December 31, 2008, approximately 55%, 36% and 9% of the assets of the Small-Cap Equity Fund were allocated to, respectively, Wellington Management, Smith Group and the indexed portion of the Small-Cap Equity Fund. Unless altered by State Street, net daily contributions and transfers to the Fund and net daily withdrawals from and transfers out of the Fund will be allocated only to the indexed portion of the Fund, to the extent, in the case of withdrawals and transfers out of the Fund, there are sufficient assets in the indexed portion of the Fund. The portions of the Fund’s assets invested with the advice of Wellington Management and Smith Group are not expected to receive contributions and transfers to or to be the source of withdrawals from and transfers out of the Fund, except to the extent that the assets allocated to the indexed portion of the Fund are insufficient to satisfy anticipated net daily cash flow obligations of the Fund, in which case State Street will reallocate assets invested with the advice of Wellington Management and/or Smith Group to the indexed portion of the Fund to facilitate the Fund meeting such obligations. Over time, the above-described treatment of the Fund’s net daily cash flows may, depending on the respective levels of contributions or transfers to and withdrawals or transfers out of the Fund, alter the respective proportions of the Fund’s assets invested with the advice of Wellington Management or Smith Group or in the indexed portion of the Fund. In addition, dividends, certain expenses and gains and losses attributable to the activities of each portion of the Fund’s assets will be allocated to that portion, and any differences in relative investment performance of the two actively managed portions or the indexed portion of the Fund’s assets will likely change the proportion of total assets of the Fund comprising each portion. Although State Street reserves the right, in its discretion, to reallocate assets in the Fund among the actively managed portions and/or indexed portion of the Fund, State Street does not expect to effect any such reallocations except, as noted above, to the extent necessary to satisfy anticipated net daily cash flow obligations of the Fund. Thus, over time, allocations to the respective portions of the Fund’s assets are likely to differ from those described above.

Wellington Management traces its roots to 1928 and focuses its resources on managing investments for institutional clients. It employs a broad range of investment approaches that cover the major asset classes and a multitude of currencies. Wellington Management is an independent, private partnership, with eleven offices around the world. Its principal place of business is 75 State Street, Boston, Massachusetts 02109. As of December 31, 2008, Wellington Management had approximately $420 billion of client assets under management.

Founded in 1995, Smith Group is a registered investment adviser specializing in equity investment management services. The firm manages assets among a diverse list of clients, which includes foundations, endowments, corporate pensions, public funds, multi-employer plans and high net worth individuals. It seeks attractively valued companies that it believes will generate earnings which exceed investor expectations. Its principal place of business is 100 Crescent Court, Suite 1150, Dallas, Texas 75201. As of December 31, 2008, Smith Group had approximately $3.4 billion of assets under management.

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

The International Equity Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. As of December 31, 2008, the International Equity Fund was invested in securities of issuers domiciled in approximately 25 countries. It may invest in countries throughout the world. Under exceptional economic or market conditions abroad, the International Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under “Stable Asset Return Fund.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors.”

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

Risk Factors. Equity Markets Risk. The Fund’s Unit price can fall because of weakness in one or more of its primary equity markets, a particular industry, or specific holdings. Equity markets can decline for many reasons, including adverse political or economic developments, changes in investor psychology, or heavy institutional selling. The prospects for an industry or company may deteriorate because of a variety of factors, including disappointing earnings or changes in the competitive environment. In addition, the investment assessment of companies held in the Fund may prove incorrect, resulting in losses or poor performance even in rising markets.

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

Risks of Securities Lending Undertaken by the International Equity Fund. The International Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Investing in International Stocks. Like U.S. stock investments, common stocks of foreign companies offer investors a way to build capital over time. Nevertheless, the long-term rise of foreign stock prices as a group has been punctuated by periodic declines. Share prices of all companies, even the best managed and most profitable, whether U.S. or foreign, are subject to market risk, which means they can fluctuate widely. The volatility of emerging markets may be heightened by actions of a few major investors. For example, substantial increases or decreases in cash flows of mutual funds investing in these markets could significantly affect stock prices and, therefore, the Fund’s Unit price. For this reason, investors in foreign stocks should have a long-term investment horizon and be willing to wait out declining markets. The International Equity Fund should not be relied upon as a complete investment program or used as a means to speculate on short-term swings in the stock or foreign exchange markets.

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

Risks of Investment in Derivative Instruments. The International Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Restriction on Transfer into Fund. The International Equity Fund restricts a participant’s ability to make more than one transfer into the Fund within any 45 calendar day period.

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the International Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s overall performance. Although the International Equity Fund generally will hold its investments for an extended period of time, it is difficult to predict the rate of portfolio turnover in view of the potential for unexpected market conditions, and securities may be purchased and sold without regard to the length of time held when circumstances warrant. Portfolio turnover was 33% for the twelve months ended December 31, 2008 and 30% for the twelve months ended December 31, 2007.

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

JPMAM was founded on December 31, 2000, following the merger of J.P. Morgan & Co. Inc. and The Chase Manhattan Corporation. This followed the acquisition of Robert Fleming Holdings Limited by The Chase Manhattan Corporation in August 2000. In July 2004, JPMorgan Chase & Co. merged with Bank One Corporation. As part of JPMorgan Chase, JPMAM is a global asset management firm providing investment advice to corporations, governments, institutions, endowments, foundations and individuals. The principal place of business of JPMAM is 245 Park Avenue, New York, New York 10167. As of December 31, 2008, JPMAM had over $1.133 trillion of assets under management.

PIA is an investment management firm serving primarily corporate, public and endowment/foundation markets. Founded in 2002, PIA, a limited partnership owned by Glenmede Trust Company and Glenmede’s former international investment management team, is focused solely on international equities. PIA’s principal place of business is 1650 Market Street, One Liberty Place, Suite 1400, Philadelphia, Pennsylvania 19103. As of December 31, 2008, PIA had approximately $5.26 billion in assets under its management.

Transfer Restrictions. The International Equity Fund maintains a transfer policy that restricts a Participant’s ability to make more than one transfer into the International Equity Fund within any 45 calendar day period. There is no restriction on a Participant’s ability to make transfers out of the Fund. State Street has adopted this policy for the International Equity Fund to prevent disruptions to the Fund that could potentially affect the investment performance of the Fund. For more information regarding this policy, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

INDEX FUNDS

Assets contributed under the Program are also eligible for investment in the following six Index Funds, each of which is designed to replicate a specific securities index. The Index Equity Fund was established in September 1995. The Collective Trust established the other five Index Funds as investment options in early 2009.

BOND INDEX FUND

Investment Objective. The investment objective of the Bond Index Fund is to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are representative of the domestic investment grade bond market as included in such Index. There can be no assurance that the Bond Index Fund will achieve its investment objective of replicating the total return of the Barclays Capital U.S. Aggregate Bond Index.

Strategy. The Fund invests in U.S. Government Obligations and U.S. dollar denominated corporate debt securities, mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. The Fund is managed duration-neutral to the Barclays Capital U.S. Aggregate Bond Index. The overall sector and quality weightings of the Fund are matched to those of the benchmark, with individual security selection based upon security availability and State Street Bank’s analysis of the security’s impact on the portfolio’s weightings. The Fund may seek to gain securities exposure by entering into TBA commitments. Barclays Capital and Barclays Bank PLC, which sponsor the Barclays Capital U.S. Aggregate Bond Index, do not sponsor the Bond Index Fund, and are not affiliated in any way with the Bond Index Fund or with State Street. The Barclays Capital U.S. Aggregate Bond Index was formerly known as the Lehman Brothers U.S. Aggregate Bond Index.

Investment Guidelines and Restrictions. The Bond Index Fund invests primarily in securities representative of the investment grade bond market in the U.S. However, the Bond Index Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street Bank will not cause the Bond Index Fund to make any investment that is inconsistent with the restrictions applicable to the Bond Index Fund described under “Certain

Information with Respect to the Funds—Investment Prohibitions.” The Bond Index Fund concentrates in particular industries to the extent the Barclays Capital U.S. Aggregate Bond Index concentrates in those industries, and the Bond Index Fund may engage in transactions in derivatives, including, but not limited to, CMOs and other derivative instruments to the extent included in the Barclays Capital U.S. Aggregate Bond Index. The Bond Index Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Interest Rate Risk Applicable to Investment in Fixed-Income Securities. The Bond Index Fund, to the extent invested in longer-term fixed income securities, is subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tends to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Bond Index Fund. A change in the level of interest rates will tend to cause the net asset value per Unit of the Bond Index Fund to change. If such interest rate changes are sustained over time, the yield of the Bond Index Fund will fluctuate accordingly.

Credit Risk Applicable to Investment in Fixed-Income Securities. Fixed-income securities, including corporate bonds, also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Bond Index Fund should hold securities with medium or lower credit qualities, they are subject to a higher level of credit risk than investments that invest only in investment-grade securities. In addition, the credit quality of noninvestment-grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity.

Risks of Investment in Derivative Instruments. The Bond Index Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

“TBA” Commitments. The Bond Index Fund may enter into TBA commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if deemed appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Bond Index Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Risk Factors.”

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors.”

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the Bond Index Fund from the performance of the Barclays Capital U.S. Aggregate Bond Index (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Bond Index Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the Bond Index Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Bond Index Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Bond Index Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the Barclays Capital U.S. Aggregate Bond Index or the manner in which the performance of the Barclays Capital U.S. Aggregate Bond Index is calculated.

Portfolio Turnover. Ordinarily, the Bond Index Fund will sell securities only to reflect changes in the Barclays Capital U.S. Aggregate Bond Index or to accommodate cash flows into or out of the Fund. The Bond Index Fund seeks to create a portfolio which substantially replicates the total return of the Barclays Capital U.S. Aggregate Bond Index. The Bond Index Fund is not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for the Bond Index Fund may be lower than those incurred by non-index, actively managed funds.

Investment Advisor. State Street Bank manages the Bond Index Fund. For its services, State Street Bank receives a fee payable from Bond Index Fund’s assets at an annual rate of .04% of the total assets of the Bond Index Fund. The assets of the Bond Index Fund are invested indirectly through the Passive Bond Market Index Non-Lending Fund, which is a collective investment fund maintained by State Street Bank and which in turn invests its assets indirectly through other collective investment funds maintained by State Street Bank, including the Long U.S. Government Index Non-Lending Fund, the Intermediate U.S. Government Index Non-Lending Fund, the Long-Credit Index Non-Lending Fund, the Intermediate Credit Index Non-Lending Fund, the Mortgage Backed Index Non-Lending Fund, the Asset Backed Index Non-Lending Fund, and the Commercial Mortgage Backed Index Non-Lending Fund. The aggregate exposure of the Passive Bond Market Index Non-Lending Fund to medium term notes which are not component securities of the Barclays Capital U.S. Aggregate Bond Index will not exceed 5% of the assets of the Passive Bond Market Index Non-Lending Fund. In the future, State Street may employ other investment advisors for the Bond Index Fund, at its discretion and subject to consultation with ARF.

The “Barclays Capital U.S. Aggregate Bond Index” is a trademark of Barclays Capital, a division of Barclays Bank, PLC.

LARGE-CAP INDEX EQUITY FUND

Investment Objective. The investment objective of the Large-Cap Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500 Index by investing generally in securities included in such Index. There can be no assurance that the Large-Cap Index Equity Fund will achieve its investment objective of replicating the total return of the S&P 500 Index.

Strategy. The Large-Cap Index Equity Fund invests in securities of U.S. companies included in the S&P 500 Index. The Large-Cap Index Equity Fund may also hold U.S. Government Obligations, short-term fixed income securities, equity index futures, exchange traded funds and other similar derivative instruments as deemed appropriate by State Street Bank. The Large-Cap Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged S&P 500 stock index futures contracts. The S&P 500 Index represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500 Index. As of December 31, 2008, the largest company in the S&P 500 Index had a market capitalization of approximately $406.07 billion and the smallest such company had a market capitalization of approximately $480 million. The S&P 500 Index is reconstituted on a periodic basis by the sponsor of the Index. Standard & Poor’s Company, a McGraw-Hill Company, which sponsors the S&P 500 Index, does not sponsor the Large-Cap Index Equity Fund, and is not affiliated in any way with the Large-Cap Index Equity Fund or with State Street.

The Large-Cap Index Equity Fund, in addition to its specified equity investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, CMOs and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances.

Investment Guidelines and Restrictions. The Large-Cap Index Equity Fund invests primarily in units of common stocks of U.S. companies in the same capitalization weights as they appear in the S&P 500 Index. However, the Large-Cap Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street Bank will not cause the Large-Cap Index Equity Fund to make an investment if that investment would cause the Large-Cap Index Equity Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Large-Cap Index Equity Fund described under “Certain Information with Respect to the Funds—Investment Prohibitions.” The Large-Cap Index Equity Fund concentrates in particular industries to the extent the S&P 500 Index concentrates in those industries. The Large-Cap Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Equity Markets Risk. By investing in the U.S. equity market, the Large-Cap Index Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Large-Cap Index Equity Fund will fluctuate, and the holders of Units in the Large-Cap Index Equity Fund should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment. The Large-Cap Index Equity Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

Risks of Investment in Derivative Instruments. The Large-Cap Index Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors.”

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the Large-Cap Index Equity Fund from the performance of the S&P 500 Index (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Large-Cap Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the Large-Cap Index Equity Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Large-Cap Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Large-Cap Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the S&P 500 Index or the manner in which the performance of the S&P 500 Index is calculated.

Portfolio Turnover. Ordinarily, the Large-Cap Index Equity Fund will sell securities only to reflect changes in the S&P 500 Index or to accommodate cash flows into or out of the Fund. The Large-Cap Index Equity Fund seeks to create a portfolio which substantially replicates the total return of the S&P 500 Index. The Large-Cap Index Equity Fund is not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for the Large-Cap Index Equity Fund may be lower than those incurred by non-index, actively managed funds.

Investment Advisor. State Street Bank manages the Large-Cap Index Equity Fund. For its services, State Street Bank receives a fee payable from Large-Cap Index Equity Fund’s assets at an annual rate of ..02% of the total assets of the Large-Cap Index Equity Fund. The assets of the Large-Cap Index Equity Fund are invested indirectly through the S&P 500 Flagship Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. In the future, State Street may employ other investment advisors for the Large-Cap Index Equity Fund, at its discretion and subject to consultation with ARF.

“S&P 500® Index” is a trademark of The McGraw-Hill Companies, Inc. The Large-Cap Index Equity Fund is not sponsored, endorsed, sold or promoted by Standard & Poor’s and Standard & Poor’s makes no representation regarding the advisability of investing in the Large-Cap Index Equity Fund.

INDEX EQUITY FUND

Investment Objective. The investment objective of the Index Equity Fund is to replicate, after taking into account Fund expenses, the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. There can be no assurance that the Index Equity Fund will achieve its investment objective of replicating the total return of the Russell 3000 Index.

Strategy. The Index Equity Fund invests in all of the common stocks included in the Russell 3000 Index with the possible exception of the companies in the Russell 3000 Index with the smallest capitalization. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of May 30, 2008, the largest company had a market capitalization of approximately $468.98 billion and the smallest company had a market capitalization of approximately $167 million. The Russell 3000 Index is reconstituted on a periodic basis by the sponsor of the Index. Frank Russell & Company, which sponsors the Russell 3000 Index, does not sponsor the Index Equity Fund, and is not affiliated in any way with the Index Equity Fund or with State Street.

For the purpose of achieving income, the Index Equity Fund may lend a portion of its portfolio securities to brokers, dealers and other financial institutions, subject to the limitations and on the terms described in “Certain Information with Respect to the Funds—Loans of Portfolio Securities.”

Investment Guidelines and Restrictions. The Index Equity Fund invests predominantly in common stocks of U.S. companies. However, the Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street Bank will not cause the Index Equity Fund to make an investment if that investment would cause the Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Fund described under “Certain Information with Respect to the Funds—Investment Prohibitions.” The Fund concentrates in particular industries to the extent the Russell 3000 Index concentrates in those industries. The Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

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

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the Index Equity Fund from the performance of the Russell 3000 Index (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the Russell 3000 Index or the manner in which the performance of the Russell 3000 Index is calculated.

Risks of Securities Lending Undertaken by the Index Equity Fund. The Index Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Risks of Investment in Derivative Instruments. The Index Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Portfolio Turnover. Ordinarily, an index fund will sell securities only to reflect changes in the index in which it invests or to accommodate cash flows into and out of the Fund. Portfolio turnover of the Index Equity Fund was 3% for the twelve months ended December 31, 2008 and 6% for the twelve months ended December 31, 2007. This turnover reflects purchases and sales by the Fund of shares of the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund was 17.4% for the twelve months ended December 31, 2008 and 24% for the twelve months ended December 31, 2007.

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

Investment Advisor. State Street Bank manages the Index Equity Fund through the Fund’s investment in the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund, a collective investment fund maintained by State Street Bank. State Street Bank receives a fee for its services payable from the Index Equity Fund’s assets at an annual rate of .05% of the total assets of the Index Equity Fund. State Street may, in the future at its discretion and subject to consultation with ARF, employ investment advisors to provide investment advice with respect to the Fund or portions thereof.

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

“Russell 3000® Index” is a trademark of Frank Russell & Company. The Russell 3000 Index is not sponsored, endorsed, sold or promoted by Frank Russell & Company, nor does Frank Russell & Company guarantee the accuracy and/or completeness of the Russell 3000 Index or any data included therein. Frank Russell & Company makes no warranty, express or implied, as to the results to be obtained by the Fund, owners of the Fund, any person or any entity from the use of the Russell 3000 Index or any data included therein. Frank Russell & Company makes no express or implied warranties and expressly disclaims all such warranties of merchantability or fitness for a particular purpose for use with respect to the Russell 3000 Index or any data included therein.

MID-CAP INDEX EQUITY FUND

Investment Objective. The investment objective of the Mid-Cap Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400 Index by investing generally in securities included in such Index. There can be no assurance that the Mid-Cap Index Equity Fund will achieve its investment objective of replicating the total return of the S&P MidCap 400 Index.

Strategy. The Mid-Cap Index Equity Fund invests in securities of U.S. companies included in the S&P MidCap 400 Index. The Mid-Cap Index Equity Fund may also hold U.S. Government Obligations, short-term fixed income securities, equity index futures, exchange-traded funds and other similar derivative instruments as deemed appropriate by State Street Bank. The Mid-Cap Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged S&P MidCap 400 stock index futures contracts. The S&P MidCap 400 Index includes 400 companies and represents approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400 Index. As of December 31, 2008, the largest company in the S&P MidCap 400 Index had a market capitalization of approximately $4.68 billion and the smallest such company had a market capitalization of approximately $90 million. The S&P MidCap 400 Index is reconstituted on a periodic basis by the sponsor of the Index. Standard & Poor’s Company, a McGraw-Hill Company, which sponsors the S&P MidCap 400 Index, does not sponsor the Mid-Cap Index Equity Fund, and is not affiliated in any way with the Mid-Cap Index Equity Fund or with State Street.

The Mid-Cap Index Equity Fund, in addition to its specified equity investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, CMOs and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances.

Investment Guidelines and Restrictions. The Mid-Cap Index Equity Fund invests primarily in units of common stocks of U.S. companies in the same capitalization weights as they appear in the S&P MidCap 400 Index. However, the Mid-Cap Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street Bank will not cause the Mid-Cap Index Equity Fund to make an investment if that investment would cause the Mid-Cap Index Equity Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Mid-Cap Index Equity Fund described under “Certain Information with Respect to the Funds—Investment Prohibitions.” The Mid-Cap Index Equity Fund concentrates in particular industries to the extent the S&P MidCap 400 Index concentrates in those industries. The Mid-Cap Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Equity Markets Risk. By investing in the U.S. equity market, the Mid-Cap Index Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Mid-Cap Index Equity Fund will fluctuate, and the holders of Units in the Mid-Cap Index Equity Fund should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment. The Mid-Cap Index Equity Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Risks of Investment in Derivative Instruments. The Mid-Cap Index Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors.”

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the Mid-Cap Index Equity Fund from the performance of the S&P MidCap 400 Index (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Mid-Cap

Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the Mid-Cap Index Equity Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Mid-Cap Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Mid-Cap Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the S&P MidCap 400 Index or the manner in which the performance of the S&P MidCap 400 Index is calculated.

Portfolio Turnover. Ordinarily, the Mid-Cap Index Equity Fund will sell securities only to reflect changes in the S&P MidCap 400 Index or to accommodate cash flows into or out of the Fund. The Mid-Cap Index Equity Fund seeks to create a portfolio which substantially replicates the total return of the S&P MidCap 400 Index. The Mid-Cap Index Equity Fund is not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for the Mid-Cap Index Equity Fund may be lower than those incurred by non-index, actively managed funds.

Investment Advisor. State Street Bank manages the Mid-Cap Index Equity Fund. For its services, State Street Bank receives a fee payable from Mid-Cap Index Equity Fund’s assets at an annual rate of .05% of the total assets of the Mid-Cap Index Equity Fund. The assets of the Mid-Cap Index Equity Fund are invested indirectly through the S&P Mid-Cap Index Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. In the future, State Street may employ other investment advisors for the Mid-Cap Index Equity Fund, at its discretion and subject to consultation with ARF.

“S&P MidCap 400 IndexTM” is a trademark of The McGraw-Hill Companies, Inc. The Mid-Cap Index Equity Fund is not sponsored, endorsed, sold or promoted by Standard & Poor’s and Standard & Poor’s makes no representation regarding the advisability of investing in the Mid-Cap Index Equity Fund.

SMALL-CAP INDEX EQUITY FUND

Investment Objective. The investment objective of the Small-Cap Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the Russell 2000 Index by investing generally in securities included in such Index. There can be no assurance that the Small-Cap Index Equity Fund will achieve its investment objective of replicating the total return of the Russell 2000 Index.

Strategy. The Small-Cap Index Equity Fund invests in securities of U.S. companies included in the Russell 2000 Index. The Russell 2000 Index is comprised of the approximately 2,000 companies in the Russell 3000 Index with the smallest market capitalization and represents approximately 10% of the Russell 3000 total market capitalization. The Small-Cap Index Equity Fund may also hold U.S. Government Obligations, short-term fixed income securities, equity index futures, exchange-traded funds and other similar derivative instruments as deemed appropriate by State Street Bank. The Small-Cap Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in Russell 2000 Index futures contracts. The Russell 2000 Index is reconstituted on a periodic basis by the sponsor of the Index. The Russell 2000 returns assume reinvestment of all dividends. Frank Russell & Company, which sponsors the Russell 2000 Index, does not sponsor the Index Equity Fund, and is not affiliated in any way with the Index Equity Fund or with State Street.

The Small-Cap Index Equity Fund, in addition to its specified equity investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, CMOs and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances.

Investment Guidelines and Restrictions. The Small-Cap Index Equity Fund invests primarily in units of common stocks of U.S. companies in the same capitalization weights as they appear in the Russell 2000 Index. However, the Small-Cap Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street Bank will not cause the Small-Cap Index Equity Fund to make an investment if that investment would cause the Small-Cap Index Equity Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Small-Cap Index Equity Fund described under “Certain Information with Respect to the Funds—Investment Prohibitions.” The Small-Cap Index Equity Fund concentrates in particular industries to the extent the Russell 2000 Index concentrates in those industries. The Small-Cap Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Equity Markets Risk. By investing in the U.S. equity market, the Small-Cap Index Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Small-Cap Index Equity Fund will fluctuate, and the holders of Units in the Small-Cap Index Equity Fund should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment. The Small-Cap Index Equity Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

Risk of Investing in Small Companies. Most of the Small-Cap Index Equity Fund’s investments will be indirectly invested in securities of small companies, which typically have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector. Therefore, consistent earnings for such companies may not be as likely as they would be for more established companies. The smaller companies may not have adequate resources to react optimally to change or to exploit opportunities. Smaller companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of small companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies that have recently made an initial public offering may be perceived by the market as unproven. The Small-Cap Index Equity Fund’s focus on appreciation potential will result in an emphasis on securities of companies that may pay little or no dividends and reinvest all or a significant portion of their earnings. The low expected dividend level may also contribute to greater than average volatility.

Risks of Investment in Derivative Instruments. The Small-Cap Index Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors.”

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the Small-Cap Index Equity Fund from the performance of the Russell 2000 Index (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the Small-Cap Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the Small-Cap Index Equity Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Small-Cap Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Small-Cap Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the Russell 2000 Index or the manner in which the performance of the Russell 2000 Index is calculated.

Portfolio Turnover. Ordinarily, the Small-Cap Index Equity Fund will sell securities only to reflect changes in the Russell 2000 Index or to accommodate cash flows into or out of the Fund. The Small-Cap Index Equity Fund seeks to create a portfolio which substantially replicates the total return of the Russell 2000 Index. The Small-Cap Index Equity Fund is not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for the Small-Cap Index Equity Fund may be lower than those incurred by non-index, actively managed funds.

Investment Advisor. State Street Bank manages the Small-Cap Index Equity Fund. For its services, State Street Bank receives a fee payable from Small-Cap Index Equity Fund’s assets at an annual rate of .05% of the total assets of the Small-Cap Index Equity Fund. The assets of the Small-Cap Index Equity Fund are invested indirectly through the Russell 2000 Index Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. In the future, State Street may employ other investment advisors for the Small-Cap Index Equity Fund, at its discretion and subject to consultation with ARF.

“Russell 2000® Index” is a trademark of Frank Russell & Company. The Russell 2000 Index is not sponsored, endorsed, sold or promoted by Frank Russell & Company, nor does Frank Russell & Company guarantee the accuracy and/or completeness of the Russell 2000 Index or any data included therein. Frank Russell & Company makes no warranty, express or implied, as to the results to be obtained by the Fund, owners of the Fund, any person or any entity from the use of the Russell 2000 Index or any data included therein. Frank Russell & Company makes no express or implied warranties and expressly disclaims all such warranties of merchantability or fitness for a particular purpose for use with respect to the Russell 2000 Index or any data included therein.

INTERNATIONAL INDEX EQUITY FUND

Investment Objective. The investment objective of the International Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI ACWI ex-US Index”) by investing generally in securities included in such Index. There can be no assurance that the International Index Equity Fund will achieve its investment objective of replicating the total return of the MSCI ACWI ex-US Index.

Strategy. The International Index Equity Fund invests in securities of foreign companies included in the MSCI ACWI ex-US Index. The International Index Equity Fund may invest in securities in country or regional collective investment funds maintained by State Street Bank which together are designed to replicate the MSCI ACWI ex-US Index. These country and regional funds seek to replicate their respective sub-indexes by owning securities in approximately the same capitalization weights as they appear in their respective sub-indexes. In markets that contain liquid securities and few foreign ownership restrictions, the International Index Equity Fund seeks to hold every security in its approximate index weight. In emerging markets that impose significant restrictions on non-local investors, the International Index Equity Fund seeks to supplement investment in local securities by holding alternatives such as ADRs, Global Depository Receipts (“GDRs”), closed-end country funds, and equity swaps. The International Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged futures contracts. The MSCI ACWI ex-US Index consists of approximately 2,000 securities in 47 markets, with securities of emerging markets representing approximately 18% of the index. The MSCI ACWI ex-US Index is reconstituted on a periodic basis by the sponsor of the Index. Morgan Stanley Capital International, which sponsors the MSCI ACWI ex-US Index, does not sponsor the International Index Equity Fund, and is not affiliated in any way with the International Index Equity Fund or with State Street.

The International Index Equity Fund, in addition to its specified equity investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments or other investments as State Street Bank deems appropriate under the circumstances.

Investment Guidelines and Restrictions. The International Index Equity Fund invests primarily in securities of foreign companies in the same capitalization weights as they appear in the MSCI ACWI ex-US Index. However, the International Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street Bank will not cause the International Index Equity Fund to make an investment if that investment would cause the International Index Equity Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the International Index Equity Fund described under “Certain Information with Respect to the Funds—Investment Prohibitions.” The International Index Equity Fund concentrates in particular industries to the extent the MSCI ACWI ex-US Index concentrates in those industries. The International Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Equity Markets Risk. The International Index Equity Fund’s Unit price can fall because of weakness in one or more of its primary equity markets, a particular industry, or specific holdings. Equity markets can decline for many reasons, including adverse political or economic developments, changes in investor psychology, or heavy institutional selling. The prospects for an industry or company may deteriorate because of a variety of factors, including disappointing earnings or changes in the competitive environment. In addition, the investment assessment of companies held in the International Index Equity Fund may prove incorrect, resulting in losses or poor performance even in rising markets.

Currency Risk. Currency risk refers to a decline in the value of a foreign currency versus the value of the U.S. dollar, which reduces the U.S. dollar value of securities denominated in that currency. The overall impact on the International Index Equity Fund’s holdings can be significant, unpredictable and long-lasting, depending on the currencies represented in the International Index Equity Fund’s portfolio and how each one appreciates or depreciates in relation to the U.S. dollar and whether currency positions are hedged. Under normal conditions, the International Index Equity Fund will not engage in foreign currency hedging programs other than in connection with settlements of purchases or sales of securities for the Fund. Exchange rate movements are unpredictable and it is not possible to effectively hedge the currency risks of many developing countries.

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

The economies of some of the countries in which the International Index Equity Fund may invest may rely heavily on particular industries and be more vulnerable to the ebb and flow of international trade, trade barriers and other protectionist or retaliatory measures. Some countries have legacies of hyperinflation and currency devaluations versus the U.S. dollar, particularly Russia, many Latin American nations and several Asian countries. Investments in countries that have recently begun moving away from central planning and state-owned industries toward free markets should be regarded as speculative.

Some of the countries in which the International Index Equity Fund may invest have histories of instability and upheaval that could cause their governments to act in a detrimental or hostile manner toward private enterprise or foreign investment. Governmental actions such as capital or currency controls, nationalization of an industry or company, expropriation of assets, or imposition of high taxes could have an adverse effect on security prices and impair the International Index Equity Fund’s ability to repatriate capital or income. Significant external risks currently affect some emerging countries. Governments in many emerging market countries participate to a significant degree in the countries’ economies and securities markets.

Other Risks of Foreign Investing. Some of the countries in which the International Index Equity Fund may invest lack uniform accounting, auditing and financial reporting standards, have less governmental supervision of financial markets than in the United States, do not honor legal rights enjoyed in the United States and have settlement practices which may subject the International Index Equity Fund to risks of loss not customary in U.S. markets. In addition, securities markets in some countries have substantially lower trading volumes than U.S. markets, resulting in less liquidity and more volatility than experienced in the United States.

Pricing. The underlying portfolio securities may be listed on foreign exchanges that are open on days (such as Saturdays or U.S. legal holidays) when the International Index Equity Fund does not compute its prices. As a result, the International Index Equity Fund’s net asset value may be significantly affected by trading on days when transactions in Units of the International Index Equity Fund do not occur.

Investing in International Stocks. Like U.S. stock investments, common stocks of foreign companies offer investors a way to build capital over time. Nevertheless, the long-term rise of foreign stock prices as a group has been punctuated by periodic declines. Share prices of all companies, even the best managed and most profitable, whether U.S. or foreign, are subject to market risk, which means they can fluctuate widely. The volatility of emerging markets may be heightened by actions of a few major investors. For example, substantial increases or decreases in cash flows of mutual funds investing in these markets could significantly affect stock prices and, therefore, the Fund’s Unit price. For this reason, investors in foreign stocks should have a long-term investment horizon and be willing to wait out declining markets. The International Index Equity Fund should not be relied upon as a complete investment program or used as a means to speculate on short-term swings in the stock or foreign exchange markets.

The values of foreign fixed income securities fluctuate in response to changes in U.S. and foreign interest rates. Income received by the International Index Equity Fund from sources within foreign countries may also be reduced by withholding and other taxes imposed by those countries, although tax conventions between some countries and the United States may reduce or eliminate these taxes. Any taxes paid by the International Index Equity Fund will reduce the net income earned by the International Index Equity Fund. State Street Bank will consider available yields, net of any required taxes, in selecting foreign dividend paying securities.

In addition, short-term movements in currency exchange rates could adversely impact the availability of funds to pay for redemptions of Units of the International Index Equity Fund. For example, if the exchange rate for a currency declines after a security has been sold to provide funds for a redemption from the Index Fund but before those funds are translated into U.S. dollars, it could be necessary to liquidate additional portfolio securities in order to finance the redemption.

Risks of Investment in Derivative Instruments. The International Index Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Restriction on Transfer into Fund. The International Index Equity Fund restricts a participant’s ability to make more than one transfer into the International Index Equity Fund within any 45 calendar day period.

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the International Index Equity Fund from the performance of the MSCI ACWI ex-US Index (known as “tracking error”) can result from various factors, including purchases and redemptions of Units of the International Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the International Index Equity Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the International Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the International Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the MSCI ACWI ex-US Index or the manner in which the performance of the MSCI ACWI ex-US Index is calculated.

Portfolio Turnover. Ordinarily, the International Index Equity Fund will sell securities only to reflect changes in the MSCI ACWI ex-US Index or to accommodate cash flows into or out of the Fund. The International Index Equity Fund seeks to create a portfolio which substantially replicates the total return of the MSCI ACWI ex-US Index. The International Index Equity Fund is not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for the International Index Equity Fund may be lower than those incurred by non-index, actively managed funds.

Investment Advisor. State Street Bank manages the International Index Equity Fund. For its services, State Street Bank receives a fee payable from International Index Equity Fund’s assets at an annual rate of .10% of the total assets of the International Index Equity Fund. The assets of the International Index Equity Fund are invested indirectly through the Daily MSCI ACWI Ex-US Index Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. In the future, State Street may employ other investment advisors for the International Index Equity Fund, at its discretion and subject to consultation with ARF.

Transfer Restrictions. The International Index Equity Fund maintains a transfer policy that restricts a Participant’s ability to make more than one transfer into the International Index Equity Fund within any 45 calendar-day period. There is no restriction on a Participant’s ability to make transfers out of the Fund. State Street has adopted this policy for the International Index Equity Fund to prevent disruptions to the International Index Equity Fund that could potentially affect the investment performance of the International Index Equity Fund. For more information regarding this policy, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

“MSCI ACWI Ex-US IndexSM” is a trademark of Morgan Stanley Capital International (“MSCI”). The financial products described herein are indexed to an MSCI index. The financial products referred to herein are not sponsored, endorsed, or promoted by MSCI, and MSCI bears no liability with respect to any such financial products or any index on which such financial products are based.

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

The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who have reached or are beyond their retirement date and is comprised primarily of bonds and shorter-term high- quality debt instruments to provide stability and income. The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for maximum growth potential. There can be no assurance that any Retirement Date Fund will achieve its investment objective.

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

Strategy. The Retirement Date Funds generally seek to replicate the total return of respective composite benchmarks, in percentages determined from time to time with respect to each Retirement Date Fund. Since May 1, 2007, the composite benchmarks for the Retirement Date Funds have included the Ryan Labs Three Year GIC Index, the Barclays Capital U.S. Aggregate Bond Index (f/k/a the Lehman Brothers Aggregate Bond Index), the Barclays Capital U.S. Long Government Bond Index (f/k/a the Lehman Brothers Long U.S. Government Bond Index), the Barclays Capital Global Real: U.S. Treasury Inflation Protected Securities (“U.S. TIPS”) Index (f/k/a the Lehman Brothers Global Real: U.S. TIPS Index), Standard & Poor’s 500® Index, Standard & Poor’s MidCap® Index, Russell 2000® Index and MSCI ACWI ex-US Index. The Retirement Date Funds also seek to maintain a level of volatility (measured as standard deviation of returns) that approximates that of their respective composite benchmarks.

Exposure to equity and fixed income asset classes is obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank. These funds include, in the case of some or all of the Retirement Date Funds and in varying allocations, the following collective investment funds maintained by State Street Bank:

•	S&P 500 Flagship Securities Lending Fund (“S&P 500 Index Fund”);

•	Daily MSCI ACWI Ex-US Index Securities Lending Fund (“MSCI ACWI ex-US Index Fund”);

•	S&P Mid-Cap Index Securities Lending Fund (“S&P MidCap Index Fund”);

•	Russell 2000 Index Securities Lending Fund (“Russell 2000 Index Fund”);

•	Long U.S. Government Index Securities Lending Fund (“Long Government Bond Fund”);

•	Passive Bond Market Index Securities Lending Fund (“Bond Market Index Fund”);

•	U.S. Treasury Inflation Protected Series Fund (“TIPS Fund”); and

•	Principal Accumulation Return Fund (“Principal Accumulation Fund”).

These collective investment funds, in addition to their specified equity, fixed income and/or cash-equivalent investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, CMOs and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances. For the purpose of achieving income, each of these collective investment funds that includes the words “Lending Fund” in its name may lend a portion of its portfolio securities to brokers, dealers and other financial institutions, subject to the same limitations, and on the same terms, as are applicable to securities lending by the Funds as described in “Certain Information with Respect to the Funds—Loans of Portfolio Securities.”

The Lifetime Income Retirement Date Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and stable value or cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Lifetime Income Retirement Date Fund is the most conservative strategy within the Retirement Date Funds. The Lifetime Income Retirement Date Fund is designed for investors who are past retirement age or otherwise are past initial withdrawal of substantial portions of their investments. Funds in the Lifetime Income Retirement Date Fund are allocated in 2009 as follows:

Equity		35.0%
S&P 500 Index Fund	26.0%
MSCI ACWI ex-US Index Fund	4.0
S&P MidCap Index Fund	3.0
Russell 2000 Index Fund	2.0

Fixed Income		65.0%
Bond Market Index Fund	25.0%
TIPS Fund	20.0
Principal Accumulation Fund	20.0

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

Funds in the 2010 Retirement Date Fund are allocated in 2009 as follows:

Equity		50.0%
S&P 500 Index Fund	34.0%
MSCI ACWI ex-US Index Fund	9.0
S&P MidCap Index Fund	4.2
Russell 2000 Index Fund	2.8

Fixed Income		50.0%
Long Government Bond Fund	20.0%
Bond Market Index Fund	20.0
TIPS Fund	10.0
Principal Accumulation Fund	0.0

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

Funds in the 2020 Retirement Date Fund are allocated in 2009 as follows:

Equity		71.0%
S&P 500 Index Fund	42.0%
MSCI ACWI ex-US Index Fund	17.0
S&P MidCap Index Fund	6.6
Russell 2000 Index Fund	5.4

Fixed Income		29.0%
Long Government Bond Fund	20.0%
Bond Market Index Fund	6.0
TIPS Fund	3.0
Principal Accumulation Fund	0.0

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

Funds in the 2030 Retirement Date Fund are allocated in 2009 as follows:

Equity		84.0%
S&P 500 Index Fund	45.0%
MSCI ACWI ex-US Index Fund	22.0
S&P MidCap Index Fund	8.5
Russell 2000 Index Fund	8.5

Fixed Income		16.0%
Long Government Bond Fund	16.0%
Bond Market Index Fund	0.0
TIPS Fund	0.0
Principal Accumulation Fund	0.0

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

Funds in the 2040 Retirement Date Fund are allocated in 2009 as follows:

Equity		90.0%
S&P 500 Index Fund	45.0%
MSCI ACWI ex-US Index Fund	25.0
S&P MidCap Index Fund	10.0
Russell 2000 Index Fund	10.0

Fixed Income		10.0%
Long Government Bond Fund	10.0%
Bond Market Index Fund	0.0
TIPS Fund	0.0
Principal Accumulation Fund	0.0

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

Investment Guidelines and Restrictions. The Retirement Date Funds invest in varying degrees, as described above, in U.S. stocks, non-U.S. stocks, bonds and stable value investments. However, each Retirement Date Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for investor redemptions. State Street Bank will not cause a Retirement

Date Fund to make an investment if that investment would cause that Retirement Date Fund to purchase warrants or make any other investment that is inconsistent with the investment prohibitions applicable to the Funds described under “Certain Information with Respect to the Funds—Investment Prohibitions,” except that the prohibition with respect to short sales will not apply to the Retirement Date Funds to the extent that they may hold short positions in debt securities to reduce exposure to interest rate movements. The Retirement Date Funds will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Equity Markets Risk. To the extent invested in the equity markets, the Retirement Date Funds are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For risk factors associated with investing in these securities, see “International Equity Fund—Risk Factors,” “Small-Cap Equity Fund—Risk Factors,” “Mid-Cap Value Equity Fund—Risk Factors” and “Mid-Cap Growth Equity Fund—Risk Factors.” The Unit prices of the Retirement Date Funds to the extent so invested in the equity markets will fluctuate, and the holders of Units in the Retirement Date Funds should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

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

Risk of Reliance on Industry Research. The Retirement Date Funds are dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest, and other materials prepared by others. There may be limitations on the quality of such information, data, publications, research and ratings, and the Retirement Date Funds’ Investment Advisor generally does not independently verify any of the same. For instance, certain asset-backed securities such as sub-prime CMOs and securities backed by bond insurance that initially received relatively high credit ratings were, in connection with the credit markets turbulence that began in 2007, subsequently significantly downgraded as the investment community came to realize that there were previously unanticipated risks associated with such securities. There is a risk of loss associated with securities even if initially perceived by the investment community as of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that are often highly complex.

Risks of Emerging Markets Equity Investing. To the extent invested in emerging markets equity securities, the Retirement Date Funds will be subject to the special risks associated with investing in these securities. See “International Equity Fund—Risk Factors.”

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors.”

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

Risks of Securities Lending Undertaken by the Retirement Date Funds. The Retirement Date Funds are subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Traditional Investment Contracts and Synthetic GICs. To the extent the Retirement Date Funds invest in Traditional Investment Contracts and Synthetic GICs, the Retirement Date Funds will be subject to the risks associated with investing in these arrangements. See “Stable Asset Return Fund—Risk Factors.”

Valuation of Units. The Unit value for each Retirement Date Fund is the value of all assets of the Retirement Date Fund, less all liabilities of the Retirement Date Fund, divided by the number of outstanding Units of the Retirement Date Fund prior to adjustment for any contributions, transfers or withdrawals with respect to the Retirement Date Fund. A recorded message providing per Unit values for the Retirement Date Funds as of the close of business on the previous Business Day is available at (800) 826-8905. For the reasons set forth in Item 1A, “Risk Factors—Risks Related to Securities Lending,” State Street Bank currently determines the value of Units of each Retirement Date Fund consistent with its utilization of the amortized cost price of $1.00 per unit for purchases and sales of interests in its cash collateral funds described therein notwithstanding that, for financial reporting purposes, the values of the Retirement Date Funds’ interests in such cash collateral funds are required to be recorded at mark-to-market values.

Liquidity and Transfers. Transfers to or withdrawals from any of the Retirement Date Funds may be made on any Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the investment options, and special restrictions on transfers in some cases, see “Transfers Among Investment Options and Withdrawals.”

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

Portfolio turnover of the Retirement Date Funds for the twelve months ended December 31, 2008 was 33% for the Lifetime Income Retirement Date Fund, 27% for the 2010 Retirement Date Fund, 17% for the 2020 Retirement Date Fund, 15% for the 2030 Retirement Date Fund and 14% for the 2040 Retirement Date Fund.

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

CERTAIN INFORMATION WITH RESPECT TO THE FUNDS

Investment Prohibitions.

Except as otherwise described in this paragraph, no Fund will:

•

trade in foreign currency, except for transactions incidental to the settlement of purchases or sales of securities for the Fund, (State Street interprets this restriction not to prohibit derivatives transactions in foreign currency to the extent permitted under “Derivative Instruments”);

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

•

purchase real estate or mortgages, provided that a Fund may buy shares of real estate investment trusts listed on U.S. stock exchanges, and the International Equity Fund and the International Index Equity Fund may buy shares of comparable real estate investment vehicles traded on established foreign exchanges, if such purchases are consistent with the investment objective and restrictions set forth in the fund declaration for the respective Fund;

•	invest in the securities of registered investment companies;

•	invest in oil, gas or mineral leases;

•	purchase any security on margin or borrow money, except for short-term credit necessary for clearance of securities transactions or, in the case of the Index Funds, for redemption purposes;

•

make loans, except by (i) the purchase of marketable bonds, debentures, commercial paper and similar marketable evidences of indebtedness, (ii) engaging in repurchase agreement transactions and (iii) making loans of portfolio securities; or

•	underwrite the securities of any issuer.

Notwithstanding the foregoing restrictions, assets of the Funds and the Retirement Date Funds may be invested indirectly in exchange traded funds, money market funds or short-term registered mutual funds to the extent any investment funds maintained by State Street Bank underlying such Funds invest in such funds, and the Funds and Retirement Date Funds may invest in these funds in connection with their transition through the changes described under “Expected Changes to the Program” to the extent consistent with their respective investment objectives.

State Street has directed the Investment Advisors not to recommend an investment, and State Street will not cause any Fund to make an investment:

•

if that investment would cause (1) more than 5% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in warrants generally, or more than 2% of the Fund’s net assets allocated to the Investment Advisor to be invested in warrants not listed on a nationally recognized U.S. securities exchange, or (2) more than 10% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in illiquid securities, including repurchase agreements with maturities in excess of seven days or portfolio securities that are not readily marketable, in each case determined at the time of purchase;

•

in an industry if that investment would cause more than 25% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in that industry, determined at the time of purchase; or

•

in the securities of an issuer (other than the U.S. government and its agencies and, with respect to certain Funds, other than short-term investment funds maintained by the Investment Advisor or State Street or its affiliates) if that investment would cause more than 5% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in the securities of that issuer, determined at the time of purchase.

The foregoing restrictions with respect to industry and issuer concentration do not apply to the Index Funds or the indexed portions of the Large-Cap Value Equity Fund, the Large-Cap Growth Equity Fund or Small-Cap Equity Fund (nor do they apply to the Retirement Date Funds) to the extent that the replicated index is concentrated in a specific industry or issuer.

Except as described under “Derivative Instruments,” State Street has no present intention of causing any Fund or Retirement Date Fund to invest in options and financial futures contracts and other derivatives, and will not do so without prior notification to investors.

The Funds, as well as the Retirement Date Funds, that invest in fixed income securities may also purchase such securities for future delivery on a “to be announced” or “TBA” basis where the price and coupon are determined at the time of purchase but the collateral for such securities is not determined until immediately before the securities are delivered. Investing in TBA securities carries risks similar to investing in “when-issued” securities. See “Stable Asset Return Fund—Risk Factors,” “Intermediate Bond Fund—Risk Factors,” “Balanced Fund—Risk Factors” and “Bond Index Fund—Risk Factors.”

Unless otherwise indicated herein, if a percentage restriction set forth in this Form 10-K is adhered to at the time of investment, a subsequent increase or decrease in a percentage resulting from a change in the values of assets will not constitute a violation of that restriction.

Loans of Portfolio Securities. For the purpose of achieving income, the Managed Funds, the Index Equity Fund and the Retirement Date Funds may lend a portion of their portfolio securities to brokers, dealers and other financial institutions, provided that these activities are conducted in accordance with the applicable requirements of ERISA, including:

•

the loan is secured continuously by collateral consisting of cash, U.S. government securities or irrevocable letters of credit maintained in an amount at least equal to the daily mark-to-market value of the securities loaned;

•	the Managed Funds, the Index Equity Fund and the Retirement Date Funds may at any time call the loan and obtain the return of the securities loaned; and

•	the Managed Funds, the Index Equity Fund and the Retirement Date Funds will receive any interest or dividends paid on the loaned securities.

When a Managed Fund, the Index Equity Fund or a Retirement Date Fund lends portfolio securities, its investment performance will continue to reflect changes in the value of the securities loaned, and the Managed Fund, the Index Equity Fund or the Retirement Date Fund will also receive a fee for lending its securities (which may include interest on the collateral). State Street Bank administers the securities lending activities of the respective Funds. A portion of the income generated upon investment of cash collateral is remitted to the borrowers of securities, and the remainder, if any, is allocated between the Fund lending the securities and State Street Bank in its capacity as lending agent. See Item 1A, “Risk Factors—Risks Relating to Securities Lending.”

Valuation of Units. The following discussion relates to all the Funds other than the Stable Asset Return Fund: An investor’s interest in a Fund is represented by the value of the Units credited to the investor’s account for that Fund. The number of Units purchased with a contribution or transfer or allocation of assets to a Fund is the quotient of the amount so allocated to the Fund divided by the per Unit value of the Fund calculated as of the end of the regular trading session of the New York Stock Exchange on the Business Day the contribution is credited to the Fund by State Street Bank (normally, 4:00 p.m. Eastern time). The Units themselves are not traded on the New York Stock Exchange or any other exchange. Once a number of Units has been credited to an investor’s account, this number will not vary because of any subsequent fluctuation in the Unit value. The value of each Unit, however, will fluctuate with the investment experience of the particular Fund, which reflects the investment income and realized and unrealized capital gains and losses of that Fund. Unit values for the Funds are determined as of the close of the regular trading session of the New York Stock Exchange on each Business Day. The Unit value for each Fund is the value of all assets of the Fund, less all liabilities of the Fund, divided by the number of outstanding Units of the Fund prior to adjustment for any contributions, transfers or withdrawals with respect to the Fund. State Street has delegated to State Street

Bank the responsibility to determine the value of each Fund based on the market value of each Fund’s portfolio of securities. Consistent with the Securities and Exchange Commission rules applicable to the periodic determination of the net asset value of redeemable securities, in the determination of Unit values for the Funds, State Street Bank reflects changes in holdings of portfolio securities no later than the first Business Day following the trade date.

A recorded message providing per Unit values for the Funds as of the close of business on the previous Business Day is available at (800) 826-8905.

State Street Bank generally values each Fund’s portfolio of securities based on closing market prices or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by State Street Bank to be unreliable, the fair value of the particular securities or assets is determined in good faith by State Street. For market prices and quotations, as well as some fair value methods of pricing, State Street or State Street Bank may rely upon securities prices provided by pricing services, the Investment Advisor(s) or independent dealers. For the reasons set forth in Item 1A, “Risk Factors—Risks Related to Securities Lending,” State Street Bank currently determines the value of Units of each Fund that participates in its securities lending program consistent with its utilization of the amortized cost price of $1.00 per unit for purchases and sales of interests in its cash collateral funds described therein notwithstanding that, for financial reporting purposes, the values of the Funds’ interests in such cash collateral funds are required to be recorded at mark-to-market values.

All methods of determining the value of a security on a basis other than market value, including those discussed below, are forms of fair value pricing. All valuations of securities on a fair value basis are made pursuant to fair value procedures adopted by State Street. The use of fair value pricing with respect to the securities of any Fund may cause the value of the Units of that Fund to differ from the Unit value that would be calculated using only market prices.

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

For a discussion of the valuation of Units in the Stable Asset Return Fund, see “Stable Asset Return Fund—Valuation of Units.”

Transfers. Transfers to and withdrawals from any of the Funds, as well as transfers to and withdrawals from the Self-Managed Brokerage Accounts and the Retirement Date Funds, will be effective on the day instructions are received if such instructions are received on a Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the investment options, and special restrictions on transfers in some cases, see “Transfers Among Investment Options and Withdrawals.”

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

DERIVATIVE INSTRUMENTS

The Funds will not engage in transactions in derivative instruments, except as described in this paragraph and the following paragraph. Derivatives, which are financial instruments the value of which is derived from the value of other instruments or assets, include futures, options, swaps, swaptions, caps or floor contracts or foreign currency hedging contracts. Collateralized mortgage obligations (known as “CMOs”) and other mortgage-backed securities, as well as asset-backed securities, could be considered derivative securities because their value is derived from the cash flows from their underlying assets, such as the mortgages or accounts receivable.

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

•

The International Equity Fund, the International Index Equity Fund, and, to a lesser extent, the other Funds that invest in securities denominated in foreign currencies may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described in the third paragraph below.

•

The Intermediate Bond Fund (which includes the debt portion of the Balanced Fund) and the Bond Index Fund may, subject to limitations, invest in futures, options, swaps, swaptions, forwards, mortgage-backed securities, including asset-backed securities, CMOs, Interest Only (IO) and Principal Only (PO) strips. Interest-only and principal-only stripped mortgage-backed securities are considered derivatives because their value is derived from that of the underlying mortgage-backed bonds.

•	The Stable Asset Return Fund may invest in asset-backed securities, including CMOs and other derivative mortgage-backed securities.

The Index Funds may also engage in transactions in derivatives, including but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, CMOs and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances.

The Retirement Date Funds may invest in derivative securities as described in “Retirement Date Funds.”

The Funds and the Retirement Date Funds may engage in transactions in derivatives in connection with their transition through the changes described under “Expected Changes to the Program” to the extent consistent with their respective investment objectives.

Foreign Currency Exchange Contracts. All of the Funds that may invest in securities denominated in foreign currencies may enter into forward foreign currency exchange contracts to hedge against the U.S. dollar price of the security. In addition, the International Equity Fund and the International Index Equity Fund may sell or buy a particular foreign currency (or another currency that acts as a proxy for that currency) when the Investment Advisor believes that the currency of a particular foreign country may move substantially against another currency. A forward foreign currency exchange contract involves an obligation to purchase or sell a specific amount of a specific currency at a future date, which may be any fixed number of days from the date of the contract agreed upon by the parties, at a price set at the time of the contract. A Fund can use such contracts to reduce its exposure to changes in the value of the currency it will deliver and increase its exposure to changes in the value of the currency into which it will be exchanged. The effect on the value of a Fund is similar to selling securities denominated in one currency and purchasing securities denominated in another. U.S. dollar-denominated American Depositary Receipts (known as “ADRs”), which are issued by domestic banks and are traded in the United States on exchanges or over-the-counter, are available with respect to many foreign securities. ADRs do not lessen the foreign exchange risk inherent in investment in the securities of foreign issuers; however, by investing in ADRs rather than directly in the foreign issuers’ stock, a Fund can avoid currency risks during the settlement period for purchases or sales without having to engage in separate foreign currency hedging transactions.

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

INVESTMENT ADVISORS

State Street has retained the services of various persons or entities (“Investment Advisors”) to assist it in the exercise of its investment responsibility with respect to the Funds or various portions thereof. Each Investment Advisor recommends to State Street investments and reinvestments of the assets allocated to it in accordance with the investment policies of the applicable Fund or Funds. State Street exercises discretion with respect to the selection and retention of the Investment Advisors and may remove an Investment Advisor at any time upon consultation with ARF. State Street may also change at any time the allocation of assets among Investment Advisors where a Fund has more than one Investment Advisor, subject to consultation with ARF.

Recommendations to buy and sell securities for the Funds are made by Investment Advisors in accordance with the investment policies and restrictions of the Funds, subject to monitoring and approval by State Street. Investment recommendations for the Funds are not necessarily made consistently with those of other investment accounts managed by the Investment Advisors. Occasions may arise, however, when an Investment Advisor makes the same investment recommendation to more than one of its clients’ accounts. The practice of each Investment Advisor is to allocate these purchases or sales to be executed in connection with these recommendations insofar as feasible among its various clients in a manner it deems equitable. The principal factors which the Investment Advisors consider in making these allocations are the relative investment objectives of their clients, the relative size of the portfolio holdings of the same or comparable securities and the then remaining availability in the particular account of funds for investment. Portfolio securities held by one client of an Investment Advisor may also be held by one or more of its other clients. When two or more of an Investment Advisor’s clients are engaged in the simultaneous sale or purchase of securities, the Investment Advisor allocates the transactions as to amount in accordance with formulas deemed to be equitable as to each client. There may be circumstances under which purchases or sales of portfolio securities for one or more of an Investment Advisor’s clients will have an adverse effect on other clients.

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

In executing portfolio transactions, Investment Advisors seek the most favorable execution available. The agreements between State Street and the Investment Advisors provide that, in assessing the best overall terms available for any transaction, the Investment Advisor may consider factors it deems relevant, including the brokerage and research services, as those terms are defined in section 28(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), provided to the Funds, viewed in terms of either that particular transaction or the broker-dealer’s overall responsibilities to the Fund.

State Street periodically reviews the brokerage commissions paid by the Funds to determine if the commissions paid over representative periods of time were reasonable in relation to the benefits inuring to the Funds. It is possible that some of the services received from a broker or dealer in connection with the execution of transactions will primarily benefit one or more other accounts for which an Investment Advisor exercises discretion, or a Fund other than that for which the transaction was executed. Conversely, any given Fund may be the primary beneficiary of the service received as a result of portfolio transactions effected for those other accounts or Funds. The fees of the Investment Advisors are not reduced by reason of receipt of brokerage and research services.

SELF-MANAGED BROKERAGE ACCOUNTS

Self-Managed Brokerage Accounts are not included in the Collective Trust and are not registered under the Securities Act. They are described in this Form 10-K for information purposes only.

As an additional investment option under the Program, State Street Bank, through its affiliate State Street Global Markets, LLC, makes available a Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available for all plans unless the Employer elects not to make it available for its plan. State Street and State Street Bank permit an Investor (as defined in “Contributions and Investment Selection”) whose plan includes the Self-Managed Brokerage Account as an investment option to authorize, at the Investor’s own cost, a third party “investment manager,” as defined in Section 3(38) of ERISA, to trade that Investor’s Self-Managed Brokerage Account. Contributions may not be allocated directly to the Self-Managed Brokerage Account, but must first be allocated to one or more of the Funds or Retirement Date Funds and then transferred to the Self-Managed Brokerage Account. Assets in a Self-Managed Brokerage Account may be invested in publicly traded debt and equity securities and mutual funds. Some types of investments, such as options, futures, commodities, foreign securities (other than American Depositary Receipts), initial public offerings, bulletin board stocks, privately traded limited partnerships, commercial paper, bank investments and insurance investments, cannot be made in a Self-Managed Brokerage Account. Margin trading and short selling are not permitted in Self-Managed Brokerage Accounts. For more information regarding the Self-Managed Brokerage Account, please call (800) 348-2272.

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

CONTRIBUTIONS AND INVESTMENT SELECTION

Contributions

The person or entity responsible for allocating the assets of a plan among the investment options (the “Investor”) may be either the Participant, the Employer or the plan trustee depending on the terms of the plan. In the case of the American Bar Association Members Retirement Plan, each Participant is an Investor and, generally, in the case of the American Bar Association Members Defined Benefit Pension Plan, the Employer is the Investor. However, with respect to certain prior plan accounts under the American Bar Association Members Defined Benefit Pension Plan, the Participant is the Investor. In the case of an individually designed plan, the Participant, Employer or plan trustee may be the Investor. Participant-Investors may not send contributions directly to State Street Bank; all contributions are made under the Plan through their Employer. All contributions should be remitted from the Employer’s business account. Contributions may be made by check or money order payable to “State Street Bank and Trust Company, Trustee” and should be sent to State Street Bank, ABA Retirement Funds program, P.O. Box 5142, Boston, Massachusetts 02206-5142. Contributions sent by registered or certified mail and items sent by overnight delivery services that do not deliver to post office boxes should be sent to State Street Bank and Trust Company, ABA Retirement Program, One Heritage Drive, North Quincy, Massachusetts 02171. Employers who wish to transmit contributions to State Street Bank by wire transfer should provide wire notification and a contribution remittance form to State Street Bank at least two Business Days before funds are wired. This information can be transmitted by facsimile to State Street Bank at (617) 376-9255.

All contributions must be received by State Street Bank from the Employer within the time specified by applicable law and must be accompanied by proper instructions as to the allocation of such contributions to Participants’ individual accounts or the plan account.

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

TRANSFERS AMONG INVESTMENT OPTIONS AND WITHDRAWALS

Transfers among offered investment options may be authorized at any time, subject to the terms and restrictions applicable to each investment option as discussed below under “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.” A specified whole percentage or whole dollar amount or the total investment in an investment option may be transferred. Transfers will be made on the day State Street Bank receives properly authorized instructions from the Investor, provided that these instructions are received not later than 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on a Business Day. Transfer requests received after that time will be made on the next Business Day. Transfers involving Funds or Retirement Date Funds are effected based upon the relative Unit values of the Funds, or Retirement Date Funds, as determined at the close of the regular trading session of the New York Stock Exchange on the effective date of the transfer. There is no fee for transfers among investment options.

Transfer requests may be made by telephone through the Voice Response Unit or a Participant Services Representative or via the Internet Web site. Call State Street Bank at (800) 348-2272 to make telephone transfers. All telephone transfer instructions are recorded. By authorizing telephone transfers, the Investor consents to such recording. State Street Bank will accept telephone transfer instructions from any person who provides the correct identifying information. Consequently, this service may entail additional risks. State Street Bank reserves the right, subject to the approval of ARF, to cancel telephone transfer services at any time without advance notice to Investors. Transfer requests may also be made through the Program’s Web site by accessing www.abaretirement.com. The Investor must use the correct identifying information in order to gain access to such Investor’s account through the Internet. Transfers will be effective as of a particular Business Day if confirmed on the Internet no later than 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on that Business Day. Transfers confirmed after that time will be made on the next Business Day. In addition, a “Transfer Among Investment Options” form may be sent to State Street Bank, ABA Retirement Funds program, P.O. Box 5142, Boston, Massachusetts 02206-5142.

Frequent Trading; Restrictions on Transfers. Short-term or other excessive trading into and out of a Fund or Retirement Date Fund may harm its performance by disrupting portfolio management strategies and by increasing expenses. The policy of State Street, as trustee, is to discourage such trading. The International Equity Fund and the International Index Equity Fund have both adopted a specific excessive transfer restriction with respect to an Investor’s ability to make transfers into the International Equity Fund or the International Index Equity Fund. Under this restriction, Investors may make not more than one transfer into the International Equity Fund or the International Index Equity Fund within any 45 calendar day period. There are no restrictions on an Investor’s ability to make transfers out of the International Equity Fund or the International Index Equity Fund on any Business Day. The International Equity Fund and the International Index Equity Fund have adopted this restriction to reduce potential disruptions to such Fund that could potentially affect its investment performance. An Investor who is unable to make a transfer into the International Equity Fund or the International Index Equity Fund as a result of this restriction will not achieve the investment results, whether gain or loss, that would have been achieved if the transfer were implemented. The International Equity Fund, the International Index Equity Fund and their respective other Investors do not incur any gain or loss as a result of such inability of such Investor to make a transfer.

State Street, as trustee, reserves the right to take such additional actions with respect to excessive trading activity in the International Equity Fund, the International Index Equity Fund or other investment options, such as the rejection of transfer requests, as it may, in its discretion, deem appropriate and in the best interests of all Investors to curtail excessive trading. In addition, to discourage short-term trading, State Street Bank, as State Street’s agent, may use fair value pricing in certain circumstances, as discussed under “Certain Information With Respect to the Funds—Valuation of Units.”

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

With respect to the Stable Asset Return Fund, State Street will utilize a tiered liquidity structure in the following sequence to satisfy withdrawal and transfer requests: cash flows (contributions, transfers-in, maturities and interest); and sales of Short-Term Investment Products. In the event that the amount of liquid assets held by the Stable Asset Return Fund is insufficient to satisfy all withdrawal and transfer requests immediately, State Street may be forced to limit or suspend withdrawals and transfers from the Stable Asset Return Fund. In such cases, withdrawals by Participants from the Program because of death, disability, retirement or termination of employment will be given priority and will be honored from available liquid assets, including the benefit responsive features of the investment contracts, in the order in which withdrawal instructions were received by State Street. Subject to any applicable legal requirements, after all such withdrawals have been effected, transfers to other allowable investment options will be honored from available liquid assets in the order that transfer instructions were received by State Street. The length of any suspension or limitation on withdrawals or transfers could vary and would depend, on the one hand, on the aggregate amount of assets that Participants have requested to withdraw or transfer and, on the other hand, on the rate at which assets become available for withdrawal or transfer through the exercise of permitted withdrawal rights under the investment contracts and through the maturity of investment contracts and the rate at which additional monies are contributed to the Stable Asset Return Fund by Participants. See “Stable Asset Return Fund.”

Withdrawals. Withdrawals from the Funds and the Retirement Date Funds are made at such time and in such manner as is prescribed by the various plans which participate in the Program.

BENEFITS AND DISTRIBUTIONS

A Participant’s eligibility for contributions, benefits, and the time and manner of distributions depends on the terms of the applicable plan through which he or she participates. For information regarding the terms of a plan, a Participant should contact his or her Employer.

PARTICIPANT ADVISOR SERVICE

The Program, with the approval of ARF, has engaged ING Investment Advisors, LLC (“ING Investment Advisors”), an investment adviser registered under the Investment Advisers Act of 1940, as amended, and a subsidiary of ING Services, to make available to Participants through its call center the services of its investment advisor representatives for the telephonic delivery of investment advice and account maintenance and an Internet-based personalized defined contribution plan asset allocation investment advisor service (the “Online Advisor Service”). ING Services is a wholly owned subsidiary of ING Group, a Netherlands-based financial services company. The advisory service model described herein is based on Department of Labor Advisory Opinion 2001-09A.

ING Investment Advisors provides to Investors who are Participants (or beneficiaries) in the American Bar Association Members Retirement Plan (and certain individually designed defined contribution plans) individualized investment advice regarding the investment options under the Program over the telephone through its investment advisor representatives or via the Internet through access to the Online Advisor Service Web site. The Online Advisor Service provides retirement forecasts and advice, utilizing the computer program of Financial Engines, Inc.® (“FE”), which is not affiliated with ING Investment Advisors, to analyze market conditions and the Funds and Retirement Date Funds available under the Collective Trust, as well as information provided by the Investor through an electronic questionnaire or through discussions with an investment advisor representative over the telephone. Based on this analysis, the FE computer program will generate specific portfolio recommendations to the Investor as to the allocation of account balances among the Funds and Retirement Date Funds. The computer program is based upon the application of economic models and formulae developed by FE that are not specific to ING Investment Advisors or its affiliated companies, or the investment options, but are based on generally accepted financial planning and investment principles. Hence, neither ING Investment Advisors nor FE have any discretion regarding the allocation recommendations generated by the computer program.

The investment advice and recommendations provided to Investors by ING Investment Advisors are required by law to be unbiased and solely in the best interest of Investors. ING Investment Advisors’ recommendations of specific investment options are prepared and provided without consideration to revenues received by ING Investment Advisors for the delivery of its services or the advisory fees it charges for the services it provides.

Investors are solely responsible for determining whether to use or follow the investment advice provided by ING Investment Advisors. Additional information regarding this service may be obtained from ING Services at (800) 348-2272.

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

Separately, an Investor may elect to receive advice through a call center investment advisor representative and to have the Investor’s account advised by ING Investment Advisors through the Professional Account Manager program. An Investor electing to receive such services will incur a monthly charge payable directly from the Investor’s account as of the last day of each month for which the Investor has elected to receive such advice, based upon the following fee schedule:

Advised Account Balance	Annualized Fee
First $100,000.50%
Next $50,000.45
Next $50,000.40
Next $100,000.35
Amounts over $300,000.25

Any Investor who has elected to use the Professional Account Manager program may elect to discontinue such use as of any month-end by making a request by telephone to a call center investment advisor representative no later than five Business Days prior to the applicable month-end.

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

ADDITIONAL INFORMATION

Persons who are Employers or who are responsible for allocating assets under a particular plan may obtain administrative, investment allocation and transfer forms or additional information by:

•	calling State Street Bank at (800) 348-2272 between 8:00 a.m. and 8:00 p.m. Eastern time;

•	calling the Program’s FaxBack line at (877) 202-3930; or

•	accessing the Program’s Web site at www.abaretirement.com.

A Participant may also obtain forms from his or her Employer, or by using one of the methods outlined above.

For information regarding enrollment in the Program, Eligible Employers may call State Street Bank at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 5142, Boston, Massachusetts 02206-5142.

For Unit values for the current Funds, and for the 30-day yield of the Intermediate Bond Fund and the Bond Index Fund, call State Street Bank at (800) 826-8905.

For a recorded message providing current account information, call State Street at (800) 348-2272.

ADOPTION OF PROGRAM

Sole practitioners, partnerships (including limited liability companies) and professional corporations engaged in the practice of law may adopt the Program if they or at least one of their partners or shareholders, as the case may be, is a member or associate of the ABA or of a state or local bar association that is represented in the ABA’s House of Delegates. State or local bar associations represented in the ABA’s House of Delegates may also adopt the Program for their own employees subject to limitations imposed by the Internal Revenue Code. An organization that is not engaged in the practice of law may also be eligible to adopt the Program if it is closely associated with the legal profession, receives the approval of ARF, and has, as an owner or a member of its governing board, a member or associate of the ABA. The retirement program specialists engaged by or through State Street Bank are available to help individuals and organizations determine whether they are eligible to adopt the Program.

Eligible Employers that elect to participate in the Program may do so either by adopting one or both of the American Bar Association Members Defined Benefit Pension Plan and the American Bar

Association Members Retirement Plan, the two ABA Members Plans sponsored by ARF, or through their own individually designed plans. The ABA Members Plans are master plans designed to qualify under section 401(a) of the Internal Revenue Code.

Under the American Bar Association Members Retirement Plan, an Eligible Employer may adopt a SIMPLE 401(k) plan, a profit sharing plan, a money purchase pension plan or a target benefit plan. The Internal Revenue Service has issued an opinion letter dated March 31, 2008 stating that the available forms of the American Bar Association Members Retirement Plan is qualified under section 401(a) of the Internal Revenue Code for use by employers for the benefit of their employees. On January 25, 2002, the Internal Revenue Service issued opinion letters that the available forms of the American Bar Association Members Defined Benefit Pension Plan are so qualified.

Assets contributed under master plans are held by State Street Bank as trustee of the Retirement Trust. Assets invested through individually designed plans are held by State Street Bank as trustee of the Pooled Trust. Assets contributed to each of these trusts are invested in the investment options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of each plan. In accordance with the plans, assets of the trusts are held for the benefit of the Participants. Pursuant to the above-described opinion letter, the Internal Revenue Service has determined each of the Retirement Trust and the Pooled Trust to be tax-exempt trusts under section 501(a) of the Internal Revenue Code.

To adopt either the American Bar Association Members Defined Benefit Pension Plan or the American Bar Association Members Retirement Plan, an Eligible Employer must complete and execute an adoption agreement. The adoption agreement contains the basic features that must be considered in designing an appropriate master plan under the Program and effects the Eligible Employer’s adoption of the Retirement Trust to hold assets of the master plan. The Program’s retirement program specialists will assist Eligible Employers in the preparation of an adoption agreement. However, neither State Street Bank nor ING Services is authorized to give tax or legal advice and Eligible Employers should consult with their tax or legal advisors prior to executing an adoption agreement. Depending on the form of adoption agreement adopted by an Eligible Employer and the other retirement plans, if any, maintained by the Eligible Employer, it may be necessary for an Eligible Employer to apply to the Internal Revenue Service for a determination of the qualified status of the master plan as adopted by the Eligible Employer.

An Eligible Employer which maintains an individually designed plan that is qualified under section 401(a) of the Internal Revenue Code may also participate in the Program and make use of the investment options, and in some cases the recordkeeping services, available under the Program by causing an adoption agreement for the Pooled Trust to be executed by the trustee of the individually designed plan. The trustee must demonstrate to ING Services, on behalf of State Street, that the participating trust is exempt from tax under section 501(a) of the Internal Revenue Code and that the related individually designed plan is qualified under section 401(a) of the Internal Revenue Code. The Program’s retirement program specialists will assist in the preparation of an adoption agreement. However, neither State Street Bank nor ING Services is authorized to give tax or legal advice and Eligible Employers and the trustees of an individually designed plan should consult with their tax or legal advisors prior to executing an adoption agreement. Only plans qualified under section 401(a) of the Internal Revenue Code may participate in the Program. Eligible Employers should note that the Internal Revenue Code and related regulations place limits on the amount of assets that may be contributed to the plans, as well as on withdrawals from the plans.

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

State Street Bank is a Massachusetts trust company and, as of December 31, 2008, had a total risk-based capital ratio of 21.3%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Corporation is a leading specialist in meeting the needs of institutional investors worldwide. State Street’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2008, State Street Bank and its affiliates on a consolidated basis had approximately $12.04 trillion of assets under custody and had approximately $1.44 trillion of assets under management. State Street Bank and its affiliates on a consolidated basis is the largest provider of mutual fund custody and accounting services in the United States. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

State Street is responsible for all the functions formerly performed by State Street Bank as trustee of the Collective Trust. State Street Bank has guaranteed to ARF, the Collective Trust and those persons who from time to time have an interest in the Collective Trust the obligations of State Street as trustee of the Collective Trust, and the Collective Trust’s Declaration of Trust, as amended, provides that (i) in the event of an issuance or entry of a decree or order by an applicable state or federal bank regulator or court of competent jurisdiction declaring State Street bankrupt or insolvent, (ii) in the event State Street is prevented from serving as trustee of the Collective Trust by regulatory order or (iii) upon the seizure of State Street or any substantial part of its property by an applicable state or federal bank regulator or pursuant to an order of a court of competent jurisdiction, State Street Bank automatically will again become the trustee of the Collective Trust.

State Street Bank has entered into a master services agreement with State Street pursuant to which State Street Bank provides custodial and related services with respect to the Collective Trust and the Funds. State Street Bank serves as trustee of the Retirement Trust and the Pooled Trust and operates and administers the Retirement Date Funds and makes available the Self-Managed Brokerage Account option as described in this Form 10-K.

ING Institutional Plan Services, LLC (“ING Services”), a Delaware limited liability company and an affiliate of ING Life Insurance and Annuity Company, a Connecticut corporation (“ING Life”), provides recordkeeping and other administrative services to clients of State Street and State Street Bank. Insofar as State Street Bank provides recordkeeping and other administrative services to the Program, these services may be provided by ING Services on behalf of State Street Bank pursuant to a service agreement entered into between State Street Bank and ING Services.

Under arrangements with State Street Bank, ING Services and/or its affiliates directly distribute marketing materials on behalf of the Collective Trust. No distributors or broker-dealers who are unaffiliated with ING Services or its affiliates are or will be utilized. The Program is marketed through advertising in legal periodicals, exhibiting at legal conventions and direct mail and phone solicitations to law firms. Firms that indicate an interest in the services made available through the Program are assigned a marketing representative who facilitates participation in the Program through phone or on-site discussions.

For a description of expected changes to the above-described arrangements, see “Expected Changes to the Program.”

EXPECTED CHANGES TO THE PROGRAM

On August 15, 2008, ARF, The Northern Trust Company (“Northern Trust”) and Northern Trust Investments, N.A., a wholly-owned subsidiary of Northern Trust (“NTI”), entered into a Fiduciary Investment Services Agreement (the “FISA”). The FISA provides that it is to become effective on or about July 1, 2009 or such other date as the parties may agree (the “FISA Effective Date”), subject to certain conditions. The FISA provides, among other things, for the substitution of Northern Trust for State Street as trustee of the Collective Trust. As permitted under the FISA, Northern Trust has determined to cause NTI to carry out Northern Trust’s obligations as trustee of the Collective Trust and related duties. Northern Trust will be liable to the same extent as if Northern Trust had directly performed such obligations and related duties. Upon the substitution, NTI will be responsible for all the functions currently performed by State Street in its capacity as trustee of the Collective Trust and will be responsible for developing a suitable investment policy for the Program, subject to acceptance by ARF, although ARF will no longer have any right to recommend Investment Advisors to the Trustee. Upon the substitution of NTI for State Street as the trustee of the Collective Trust, State Street will no longer serve as trustee of the Collective Trust and Northern Trust will replace State Street Bank as trustee of the ABA Members Trusts.

In connection with the substitution of NTI as the trustee of the Collective Trust, the Declaration of Trust of the Collective Trust will be amended and restated as the American Bar Association Members/Northern Trust Collective Trust. It is expected that, pursuant to the investment policy for the Program, as of the FISA Effective Date, NTI will realign at least certain of the Funds and Retirement Date Funds so that Participants may choose to invest assets contributed to the Program in a variety of investment strategies. NTI may maintain certain Funds and Retirement Date Funds as described in this Form 10-K, may terminate other Funds, and may launch new or significantly changed Funds or Retirement Date Funds. NTI also may engage one or more Investment Advisors and other service providers.

The FISA provides that with respect to the designation of NTI as trustee of the Collective Trust, Northern Trust Corporation, the parent company of Northern Trust, will guarantee, in writing, the obligations of NTI as trustee.

Commencing on the FISA Effective Date, Northern Trust will be paid a trust, management and administration fee based on the aggregate value of assets held by the Funds, excluding the Retirement Date Funds, at the following annual rate:

Value of Assets	Rate
First $1 billion	.115%
Next $2 billion	.08
Over $3 billion	.065

This fee will accrue daily and be paid to Northern Trust at the end of each month. This fee is based upon the current Funds line-up and specific construction of each Fund relative to its advisor composition, custody and other Fund administration requirements. ARF and Northern Trust reserve the right to change such fee should the Funds line-up or construction change in the future in a manner which changes Northern Trust’s costs of administering the Funds.

Also commencing on the FISA Effective Date, Northern Trust will be paid a Retirement Date Funds management fee of .115%, applied to the aggregate value of assets held by the Retirement Date Funds. This fee will accrue daily and be paid to Northern Trust at the end of each month.

Effective on or about July 1, 2009, ARF expects it will no longer retain Ennis Knupp & Associates to provide investment consulting services.

On December 6, 2008, ARF, ING Life, and ING Services entered into a Program Services Agreement (the “PSA”). The PSA is currently expected to become effective on or about May 1, 2009 or such earlier date as the parties may agree (the “PSA Effective Date”), ING Life is to replace State Street Bank as the vendor to the Program with primary responsibility for providing recordkeeping, communication, administration and marketing services. ING Life will cause ING Services to perform the services required of ING Life pursuant to the PSA. While ING Services, as a signatory to the PSA, has represented that it will be obligated to perform the services required of ING Life under the PSA pursuant to a services agreement between ING Life and ING Services, neither the engagement of ING Services nor the performance of services by ING Services relieves ING Life of any liability imposed upon ING Life under the PSA with respect to such services. For additional information regarding the above-described changes, see “Expected Changes to the Program.”

Commencing on the PSA Effective Date, the Collective Trust will pay ING Life a program expense fee described under “Deductions and Fees.”

Northern Trust, NTI and ING Services have entered into a Program Interface Agreement (the “Interface Agreement”)pursuant to which the parties have agreed to provide the services and information to each other as is necessary or appropriate to operate the Program. ARF is a third-party beneficiary of the Interface Agreement with the power to enforce its terms for the benefit of the Program.

In anticipation of the implementation of the changes contemplated by the FISA and the PSA, by letter dated December 18, 2008, State Street Bank provided to ARF the required nine months’ notice to terminate its master Administrative and Investment Services Agreement (the “AISA”) between State Street Bank and ARF as to all services provided under such agreement, effective as of September 30, 2009, subject to the earlier implementation of the FISA and the PSA. State Street Bank’s service agreement with ING Services for the provision of recordkeeping and other administrative services to the Collective Trust, by its terms, will terminate automatically upon the cessation of the provision of services by State Street Bank. By letter dated January 30, 2009 from ARF to State Street, ARF elected an extension period (“Extension Period”) applicable to the AISA beginning on October 1, 2009 ending on September 30, 2010, subject to (i) the earlier implementation of the PSA with respect to recordkeeping services provided thereunder and (ii) the earlier implementation of the FISA with respect to trustee services provided thereunder. During the Extension Period, State Street is responsible for recordkeeping and administrative services required by the AISA until the PSA Effective Date. After such date, State Street is expected to be relieved of its obligations to provide recordkeeping and administrative services pursuant to the AISA, except that State Street is to interface with ING Services as necessary for the proper operation of the Program prior to the FISA Effective Date. During the Extension Period, State Street will continue to perform its obligations as trustee of the Collective Trust prior to the FISA Effective Date.

As described under “Certain Information with Respect to the Funds—Loans of Portfolio Securities,” certain Funds and Retirement Date Funds engage in the State Street Bank securities lending program. These

Funds and Retirement Date Funds are subject to risks as described under Item 1A, “Risk Factors—Risks Related to Securities Lending.” For instance, State Street Bank, in its discretion, has exercised its contractual right under the securities lending program to limit withdrawal by such Funds and Retirement Date Funds from participation in the program, except for withdrawals in the ordinary course by Participants or upon the withdrawal of Employers from the Program. Implementation of the expected changes to the Program described in this section may be delayed or impeded as a result of this limitation on withdrawals or the valuation of the Units of such Funds and Retirement Date Funds consistent with utilization by State Street Bank’s underlying cash collateral funds of amortized cost pricing notwithstanding that, for financial reporting purposes, lower valuations are utilized. For more details regarding this restriction on withdrawals, see Item 1A, “Risk Factors—Risks Related to Securities Lending.”

ABA RETIREMENT FUNDS

As sponsor of the Program, ARF is responsible for the design of the Program documents, the maintenance of the American Bar Association Members Defined Benefit Pension Plan, the American Bar Association Members Retirement Plan, the Retirement Trust and the Pooled Trust, and the designation of investment options to be made available under the Program. ARF has engaged State Street Bank to provide investment services and to make the investment options available under the Program. Under the current agreement between ARF and State Street Bank which went into effect January 1, 2003, as amended, ARF can terminate the agreement upon six months’ advance written notice, and State Street Bank can terminate the agreement at the end of any quarter after December 31, 2008 upon nine months’ advance written notice. Such agreement permits State Street Bank to substitute a wholly-owned subsidiary of State Street Bank as trustee of the Collective Trust, and effective as of December 1, 2004, State Street became the trustee of the Collective Trust on such date.

Pursuant to the above-described agreement, ARF has designated State Street Bank to be the investment manager of the Stable Asset Return Fund. ARF also has consented to the engagement of State Street Bank to manage the Index Funds, the indexed portions of the Large-Cap Growth Equity Fund, the Large-Cap Value Equity Fund and the Small-Cap Equity Fund, and the Retirement Date Funds.

ARF retains the right to make recommendations to State Street regarding the addition or deletion of Funds as investment options. ARF, with or without the assistance of a consultant, will monitor the performance of State Street, State Street Bank and the Investment Advisors and may make recommendations to State Street regarding the engagement and termination of Investment Advisors. State Street is required to give full good faith consideration to all such recommendations from ARF, although State Street retains exclusive management and control over the Funds, the Retirement Date Funds and the Investment Advisors.

State Street, State Street Bank and ARF have reviewed and negotiated the terms and conditions of the respective documents establishing the respective rights and obligations of the parties, including fees payable to State Street Bank in connection with the Program. ARF monitors State Street’s and State Street Bank’s services rendered in connection with the Program and approves the hiring by State Street and State Street Bank of certain other major service providers, such as actuaries and consultants.

ARF has retained Ennis Knupp & Associates through June 30, 2009 to provide it, as well as State Street and State Street Bank, various investment consulting services, including providing recommendations with respect to the investment options offered under the Program and analyses of the performance of the Funds’ Investment Advisors.

For a description of certain expected changes to the above-described arrangements, see “Expected Changes to the Program.”

DEDUCTIONS AND FEES

Program Expense Fees

The Collective Trust pays a program expense fee to each of the Program’s recordkeeper and ARF for their services in connection with the Program, as described under “State Street and State Street Bank”, “Expected Changes to the Program”, and “ABA Retirement Funds.” For all investment options other than the Self-Managed Brokerage Account, the fee is paid directly from the assets of the Funds and the Retirement Date Funds.

Effective on or about the PSA Effective Date, the Collective Trust will pay a program expense fee to ING Life equal to (A) $135,250 for each of the first twelve calendar months after the PSA Effective Date, (B) $177,850 for each of the next twelve calendar months of the term of the PSA, and (C) $152,850 for each of the remaining calendar months of the term of the PSA, plus, for each calendar month of the term of the PSA, a fee based on the aggregate assets of the Funds and the Retirement Date Funds at the following annual rate:

Value of Assets	Rate of ING Life Program Expense Fee
First $4 billion	.47%
Next $1 billion	.36
Next $1 billion	.215
Over $6 billion	.22

This program expense fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Retirement Date Funds as of the end of the last Business Day of the preceding month. The Funds and Retirement Date Funds bear their respective portions of this program expense fee pro rata based on their respective net asset values as of the time of calculation thereof. The PSA contains certain service standards applicable to the performance of recordkeeping services by ING Life and imposes penalties that reduce the program expense fee if such service standards are not met.

Prior to the PSA Effective Date, the Collective Trust pays a program expense fee to State Street Bank based on the aggregate assets of the Funds and the Retirement Date Funds at the following annual rate (excluding one-time project fees):

Value of Assets	Rate of State Street Bank Program Expense Fee
First $2 billion	.40%
Next $1 billion	.31
Next $1 billion	.21
Over $4 billion	.13

For the year ended December 31, 2008, the program expense fee paid to State Street Bank was $12,464,738. The agreement between ARF and State Street Bank has service standards similar to those contained in the PSA and imposes similar penalties for failure to meet such standards. No service penalties were imposed for the year ended December 31, 2008.

A one-time additional program expense fee of $150,000 was charged to the Program on February 2, 2009 relating to expenses incurred by State Street in connection with the establishment of five new Index Funds in early 2009.

The program expense fee payable to ARF is based on the aggregate assets of the Funds and the Retirement Date Funds. Effective on or about May 1, 2009, the Collective Trust will pay a program expense fee to ARF at the following annual rate:

Value of Assets	Rate of ARF Program Expense Fee
First $3 billion	.075%
Next $1 billion	.065
Next $1 billion	.035
Next $1 billion	.025
Over $6 billion	.015

This program expense fee is accrued daily and is paid to ARF monthly based on the aggregate assets of the Funds and the Retirement Date Funds as of the end of the last Business Day of the preceding month. The Funds and Retirement Date Funds bear their respective portions of this program expense fee pro rata based on their respective net asset values as of the time of calculation thereof. The fees payable to ARF may be increased only by written notification of such increase to all Employers, and shall become effective after a minimum of 60 days from such notice.

Prior to on or about May 1, 2009, the Collective Trust pays a program expense fee to ARF at the following annual rate:

Value of Assets	Rate of ARF Program Expense Fee
First $500 million	.075%
Next $850 million	.065
Next $1.15 billion	.035
Next $1.5 billion	.025
Over $4.0 billion	.015

The program expense fee paid to ARF for the year ended December 31, 2008 was $1,633,245.

Trust, Management and Administration Fee

The Collective Trust pays a fee to State Street Bank for its management, administration and custody of the assets of the Funds and the Retirement Date Funds. This fee is accrued on a daily basis and is paid monthly from the assets of the Funds and the Retirement Date Funds. The Funds and the Retirement Date Funds bear their respective portions of this fee pro rata based on their respective net asset values as of the time of calculation thereof. The trust, management and administration fees attributable to the portion of the Balanced Fund invested in the Intermediate Bond Fund are accrued and paid from the Intermediate Bond Fund, not from such portion of the Balanced Fund. Effective February 2, 2009, this fee is payable at the following annual rates on the following aggregate values of assets:

Value of Assets	Rate of Trust, Management and Administration Fee
First $1.0 billion	.202	%*
Next $1.8 billion	.067
Over $2.8 billion	.029

*	From August 1, 2006 to February 1, 2009, the annual fee rate on the first $1.0 billion was .217%, on the next $1.8 billion was .067% and over $2.8 billion was .029%.

The fee paid to State Street Bank for trust, management, administration and custody services for the year ended December 31, 2008 was $3,617,122.

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

For a description of expected changes to the above-described arrangements, see “Expected Changes to the Program.”

Management Fees—Index Funds and Indexed Portions of Managed Funds

Effective February 2, 2009, fees are paid to State Street Bank for the investment management services it performs relating to the assets in the Index Funds and the indexed portions of the Large-Cap Growth Equity Fund, the Large-Cap Value Equity Fund and the Small-Cap Equity Fund. These fees are accrued on a daily basis and paid monthly from the relevant assets of the respective Funds and are based on respective net asset values as of the time of calculation. The fees for the indexed portions of the Managed Funds identified above are at an annual rate of .05% of the relevant assets of such Funds, and the fees for the respective Index Funds are at the following annual rates:

Index Fund	Rate
Bond Index Fund	.04%
Large-Cap Index Equity Fund	.02
Index Equity Fund	.05
Mid-Cap Index Equity Fund	.05
Small-Cap Index Equity Fund	.05
International Index Equity Fund	.10

Management Fees—Retirement Date Funds

Fees are paid to State Street Bank for the investment management services it performs relating to the assets in the Retirement Date Funds. These services include monitoring appropriate asset allocations at various time periods to target date and selection of investment vehicles by which to gain exposure to desired allocations. This fee is at the annual rate of .10% of the assets of the respective Retirement Date Funds and is accrued on a daily basis and paid monthly from the assets of the respective Retirement Date Funds. The Retirement Date Funds bear their respective portions of this fee pro rata based on their respective net asset values as of the time of calculation thereof.

Self-Managed Brokerage Account Fees

Transaction fees for the purchase or sale of securities for the Self-Managed Brokerage Account of a Participant are charged in accordance with the schedule of rates communicated from time to time to Participants with Self-Managed Brokerage Accounts. These transaction fees are imposed by State Street Global Markets, LLC, a broker-dealer firm that is registered with the Financial Industry Regulatory Authority and that is an affiliate of State Street Bank.

Actuarial and Consulting Services and Fees

State Street Bank has retained a third-party consulting firm to provide actuarial services and other services related to individually designed plan features for each Employer that adopts or has adopted the American Bar Association Members Defined Benefit Pension Plan or any other plan requiring either actuarial or other such special plan related services. The fees and expenses of the consulting firm will be charged to the Employer based on the amount of such services provided by the consulting firm. If the fee is not paid directly by the Employer, such fee, if permissible, will be deducted from the Employer’s plan’s assets.

Investment Advisor Fees—Managed Funds

A fee is paid to each Investment Advisor for active management of the Managed Funds based on the value of the assets allocated to that Investment Advisor, as set forth below. These fees are accrued on a daily basis and paid monthly from these assets of the respective Managed Funds.

Value of Assets in Large-Cap Value Equity Fund Allocated to AllianceBernstein L.P.	Rate
First $10 million	.50%
Next $10 million	.40
Next $30 million	.35
Next $50 million	.30
Next $50 million	.25
Next $50 million	.225
Next $50 million	.20
Next $50 million	.175
Over $300 million	.15

Value of Assets in Balanced Fund and Large-Cap Growth Equity Fund Allocated to Capital Guardian Trust Company(1)	Rate
First $20 million	.50%
Next $30 million	.35
Over $50 million	.225

(1)	Investment Advisor fees payable to Capital Guardian Trust Company are subject to fee reductions estimated to be 5% of the aggregate Investment Advisor fees payable to Capital Guardian Trust Company if the aggregate value of assets allocated to Capital Guardian Trust Company exceeds approximately $515 million.

Value of Assets in International Equity Fund Allocated to JPMorgan Asset Management (UK) Limited	Rate(2)
First $100 million	.65%
Over $100 million	.55

(2)	Effective October 1, 2008, and so long as the value of the assets of the International Equity Fund for which JPMorgan Asset Management (UK) Limited serves as Investment Advisor remains below $150 million. (As of September 30, 2008, the value of such assets was $97 million.) Should the value of the assets in the International Equity Fund allocated to JPMorgan Asset Management (UK) Limited be $150 million or more, the Investment Advisor fee payable to JPMorgan Asset Management (UK) Limited will change to an annual rate of .75% of the first $50 million of such value, .65% of the next $50 million of such value and .45% of such value in excess of $100 million (which was also the rate of Investment Advisor fee payable to such Investment Advisor for periods up to September 30, 2008).

Value of Assets in Intermediate Bond Fund(3) Allocated to Pacific Investment Management Company LLC	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

(3)	The assets of the debt portion of the Balanced Fund are invested in the Intermediate Bond Fund. Pacific Investment Management Company LLC receives an Investment Advisor fee according to this fee schedule and based on the aggregate value of all assets allocated to the Intermediate Bond Fund, including those so allocated through the debt portion of the Balanced Fund.

Value of Assets in International Equity Fund Allocated to Philadelphia International Advisors, LP	Rate
First $5 million	.75%
Next $10 million	.55
Over $15 million	.45

Value of Assets in Small-Cap Equity Fund Allocated to Smith Asset Management Group, L.P.	Rate
First $50 million	.85%
Next $50 million	.65
Over $100 million	.45

Value of Assets in Large-Cap Growth Equity Fund Allocated to T. Rowe Price Associates, Inc.	Rate
All assets (assuming all assets are in excess of $200 million)(4)	.35%

(4)	The Investment Advisor fee payable to T. Rowe Price for the portion of the Large-Cap Growth Equity Fund for which it serves as Investment Advisor is at an annual rate of .35% of the value of the assets of such Fund allocated to T. Rowe Price, so long as the value of such assets remains above $200 million (as of December 31, 2008, the value of such assets was $124 million). Should the value of the assets in the Large-Cap Growth Equity Fund allocated to T. Rowe Price fall to or below $200 million but remain above $100 million, the Investment Advisor fee payable to T. Rowe Price will change to an annual rate of .40% of such value, and should the value of such assets fall to or below $100 million, the Investment Advisor fee will change to an annual rate of .50% of the first $50 million of such value and .45% of such value in excess of $50 million (subject possibly to certain transitional credits in favor of the Large-Cap Growth Equity Fund as asset levels in the portion of such Fund allocated to T. Rowe Price approach the relevant breakpoints).

Value of Assets in Mid-Cap Growth Equity Fund Allocated to Turner Investment Partners	Rate
First $50 million	.65%
Next $50 million	.60
Over $100 million	.55

Value of Assets in Mid-Cap Value Equity Fund Allocated to Wellington Management Company, LLP	Rate
First $25 million	.75%
Next $25 million	.65
Over $50 million	.55

Value of Assets in Small-Cap Equity Fund Allocated to Wellington Management Company, LLP	Rate
First $25 million	.90%
Next $25 million	.80
Over $50 million	.70

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the year ended December 31, 2008, these expenses totaled $3,617,000, which includes $189,750 that was paid by the Collective Trust to Ennis Knupp & Associates for certain investment consulting services. Fees in the amount of approximately $31,440 for the registration of $800 million of Units with the Securities and Exchange Commission were paid in 2008 and are an operational cost. These operational costs are allocated to all of the Funds and the Retirement Date Funds based on net asset value. For purposes of this allocation, assets of the Balanced Fund invested through the Intermediate Bond Fund are included only under the Intermediate Bond Fund and not under the Balanced Fund.

Expenses relating to the establishment and offering of the five new Index Funds in early 2009 were approximately $545,000. These one-time expenses were charged to the Program on February 2, 2009.

Fee Recipients

The following table summarizes the fees paid to Investment Advisors for services rendered to the Managed Funds for the year ended December 31, 2008:

Fund(1)	Advisory Fees
Balanced Fund	$487,040
Intermediate Bond Fund	1,198,251
International Equity Fund	1,280,304
Large-Cap Growth Equity Fund	1,142,858
Large-Cap Value Equity Fund	646,628
Mid-Cap Growth Equity Fund	659,812
Mid-Cap Value Equity Fund	429,934
Small-Cap Equity Fund	1,540,527

(1)	The Stable Asset Return Fund does not have applicable Investment Advisor fees.

The Index Equity Fund did not pay any fees for investment management services in 2008, and the remaining Index Funds did not commence operation until early 2009.

The fees paid to State Street Bank for the investment management services it performs relating to the respective Retirement Date Funds for the year ended December 31, 2008 were as follows:

Retirement Date Fund	Investment Advisor Fees
Lifetime Income Retirement Date Fund	$29,351
2010 Retirement Date Fund	52,213
2020 Retirement Date Fund	81,762
2030 Retirement Date Fund	59,210
2040 Retirement Date Fund	36,167

The following information with respect to estimated fees for 2009 is based on the approximate amount of assets of the Program on December 31, 2008, which was $2,945 million.

The party with primary responsibility for recordkeeping, administration and marketing of the Program (which is State Street Bank until the PSA Effective date and will be ING Life thereafter) would receive a program expense fee of $13,840,000 on an annual basis. This amount is calculated using the pro-rated fee of each service provider. ARF would receive a program expense fee of $1,944,000 on an annual basis in its capacity as sponsor of the Program, after proration of the expected change in ARF’s program expense fee described under “Deductions and Fees—Program Expense Fees.” State Street Bank

would receive a trust, management and administration fee of $3,268,000 on an annual basis, after proration of the change in State Street Bank’s fee described in “Deductions and Fees—Trust, Management and Administration Fee.”

The following table summarizes the fees estimated to be payable to each Investment Advisor or for investment management services in 2009. The summary is based on the approximate allocation of the Program’s assets, directly or indirectly, among the investment options as of December 31, 2008, and does not give effect to any changes that may result from the expected modification of the Funds line-up as described under “Expected Changes to the Program”:

Investment Advisor	Advisory Fees(1)
AllianceBernstein L.P.(2)	$315,000
Capital Guardian Trust Company	659,000
JPMorgan Asset Management (UK) Limited	390,000
Pacific Investment Management Company LLC	994,000
Philadelphia International Advisors, LP	295,000
Smith Asset Management Group, L.P.	320,000
State Street Bank(3)	484,000
T. Rowe Price Associates, Inc.	420,000
Turner Investment Partners	385,000
Wellington Management Company, LLP	850,000

(1)	Assumes that the allocation of the assets of the Funds is as set forth in the table below.
(2)	Acting through its Bernstein Investment Research and Management Unit.
(3)	For investment management services rendered to the Index Equity Fund, the indexed portions of some Managed Funds and the Retirement Date Funds.

The table above is based on the following approximate allocations of the Program’s assets among the relevant Funds:

Fund	Allocation as of December 31, 2008 (in millions)(1)
Stable Asset Return Fund	$968
Intermediate Bond Fund	268
Balanced Fund	280
Large-Cap Value Equity Fund	209
Large-Cap Growth Equity Fund	368
Mid-Cap Value Equity Fund	45
Mid-Cap Growth Equity Fund	65
Small-Cap Equity Fund	143
International Equity Fund	136
Index Equity Fund	224
Lifetime Income Retirement Date Fund	28
2010 Retirement Date Fund	51
2020 Retirement Date Fund	76
2030 Retirement Date Fund	52
2040 Retirement Date Fund	32

$2,945

(1)	The table is based on approximate amount of assets of the Program on December 31, 2008, and the approximate allocations of the Program’s assets among the investment options as of December 31, 2008. For purposes of this table, the debt portion of the Balanced Fund invested through the Intermediate Bond Fund, which totaled $132 million as of December 31, 2008, is included under the Balanced Fund and not under the Intermediate Bond Fund. This table does not include the Index Funds other than the Index Equity Fund as they did not commence operations until early 2009.

The following table shows the amount of assets for which each Investment Advisor or provider of investment management services provided investment advice at December 31, 2008 based on the allocation of the assets of the Program as shown in the table above.

Investment Advisor	Approximate Assets as of December 31, 2008 (in millions)(1)
AllianceBernstein L.P.(2)
Large-Cap Value Equity Fund	$157
Capital Guardian Trust Company
Balanced Fund	147
Large-Cap Growth Equity Fund	122
JPMorgan Asset Management (UK) Limited
International Equity Fund	70
Pacific Investment Management Company LLC
Balanced Fund	132
Intermediate Bond Fund	268
Philadelphia International Advisors, LP
International Equity Fund	66
Smith Asset Management Group, L.P.
Small-Cap Equity Fund	51
State Street Bank	649
T. Rowe Price Associates, Inc.
Large-Cap Growth Equity Fund	124
Turner Investment Partners
Mid-Cap Growth Equity Fund	65
Wellington Management Company, LLP
Mid-Cap Value Equity Fund	45
Small-Cap Equity Fund	79

(1)	The table is based on the approximate assets of the Program on December 31, 2008.
(2)	Acting through its Bernstein Investment Research and Management Unit.

Each Employer, by electing to participate in the Program, agrees to the fees payable to State Street Bank, for itself and for further payment to State Street, and the fees payable or to be payable to ING Life and ARF, as described in this Form 10-K, and that such fees are reasonable compensation for the services performed by State Street Bank, State Street, ING Life and ARF, respectively, for the Program.

ITEM 1A.	Risk Factors.

The risk factors that pertain to investment in the Units of each Fund and each Retirement Date Fund are described in detail in the description of such Fund or Retirement Date Fund included in this Form 10-K. Following are some of the general risks of investing in the Funds and Retirement Date Funds.

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

Risk of Reliance on Industry Research. Certain Funds are dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which they propose to invest, and other materials prepared by others. There may be limitations on the quality of such information, data, publications, research and ratings, and neither a Fund’s Investment Advisor nor the Trustee generally independently verifies any of the same. For instance, certain asset-backed securities, such as sub-prime collaterized mortgage obligations and securities backed by bond insurance that initially received relatively high credit ratings were, in connection with the credit markets turbulence that began in 2007, subsequently significantly downgraded as the investment community came to realize that there may have been previously unanticipated risks associated with these securities. There is a risk of loss associated with securities even if initially determined to be of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that are often highly complex.

Risks Related to Market Disruptions and Governmental Interventions. For much of 2008 and continuing into 2009, the global financial markets have undergone pervasive and fundamental disruptions, resulting in substantial declines in valuation and liquidity in the capital markets on a global basis. This global market turmoil, combined with a global tightening of credit, have led to an increased level of commercial and consumer delinquencies and have contributed to a lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. Valuation issues with mortgage, asset-backed, and other fixed income securities, a deleveraging of the financial markets, and the inability or unwillingness of traditional market participants to act as dealers or market-makers have severely constricted liquidity and have adversely affected values of securities traded in these markets. The resulting economic pressure on consumers and lack of confidence in the financial markets have also adversely affected the equity markets. Global market turmoil also has led to extensive and unprecedented governmental intervention and stimulus and in some cases actions to restructure or effectively liquidate financial institutions. Such intervention and actions have in certain cases been implemented on an “emergency” basis, sometimes suddenly and substantially changing market participants’ ability to continue to implement certain strategies or manage risk. In addition, these interventions and actions have sometimes been unclear in scope and application, and not necessarily consistent, resulting in confusion and uncertainty which in itself may be materially detrimental to the efficient functioning of the markets. Certain policies implemented by the U.S. government, including the so-called “bailout” of institutions holding mortgage-related and other troubled instruments and the federal stimulus legislation enacted in early 2009 were some of the largest governmental interventions in the history of the U.S. financial markets and will involve new market restrictions to be applied to the U.S. financial markets, restrictions which may have a material adverse impact on the future competitiveness of these markets. Regulators in other jurisdictions have taken action to support financial institutions viewed to be central to their economies. It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets or the effect of such restrictions on the investment objectives or strategies of the respective Funds or Retirement Date Funds. In addition, a worsening of the global market turmoil or reduced business activity would likely exacerbate the adverse effects of the difficult global market conditions on the investment objectives or strategies of the respective Funds and Retirement Date Funds.

Risks Related to Securities Lending. Certain Funds engage directly or indirectly in the State Street Bank securities lending program. Under the securities lending program, securities of the particular Fund or Retirement Date Fund are loaned to institutional borrowers and the lender of such securities receives collateral in excess of the value of the loaned securities, generally 102% of the value of domestic securities and 105% of the value of foreign securities. Such collateral may take the form of cash or securities. If the value of the loaned securities increases, then the borrower is obligated to deposit additional cash collateral to maintain the specified excess margin. The borrower could default on its obligations (including as a result of the insolvency, bankruptcy or liquidation of the borrower or for other reasons such as the lack of sufficient liquidity on the part of the borrower) and fail to maintain sufficient collateral or otherwise fail to perform its obligations under the borrowing agreement with the lender, including failing promptly to return the borrowed securities and any dividends and distributions paid on such borrowed securities. State Street Bank has contractually agreed to a limited indemnity with respect to defaults by the borrower, but State Street Bank may not have sufficient resources or otherwise may be unable (by reason of its insolvency or otherwise) to satisfy the indemnity for borrower defaults. If the borrower and State Street Bank were to default on their respective obligations, then the Fund or Retirement Date Fund affected by such default could suffer losses if the collateral held for the benefit of the affected Fund or Retirement Date Fund were insufficient to satisfy in a timely manner all of the obligations of the defaulting borrower and State Street Bank. All cash collateral received by the lender from its borrowers is reinvested for the account and risk of the lender in one or more cash collateral funds managed by State Street Bank or its affiliates. Each underlying cash collateral fund generally utilizes amortized cost pricing of its underlying investments (in an effort to maintain a constant price for units purchased in, or redeemed from, the fund) as opposed to marking the underlying investments to market (which would result in a fluctuating value for the units of the cash collateral fund). If the cash collateral fund suffers losses or its underlying investments default, there is insufficient liquidity in the cash collateral fund to discharge its obligations to fund cash payments to the borrowers, the cash collateral fund is required to sell investments prior to their maturity at a loss, and/or the cash collateral fund is required to cease using amortized cost pricing in whole or in part and is forced to reduce the value of its units, then the affected lender would be obligated to utilize its own assets and cash to satisfy any deficiency or losses that may arise with respect to its investment in the cash collateral fund, and this could adversely impact the affected Fund or Retirement Date Fund. State Street Bank does not provide any indemnity to the affected Fund or Retirement Date Fund with respect to the investment of cash collateral (including in any of these circumstances), and State Street Bank has notified the Collective Trust that it does not believe there is any contractual or other legal requirement for it to support the value of interests in, or the liquidity of, the cash collateral funds or the underlying assets of the cash collateral funds through any form of liquidity or credit support agreement.

At December 31, 2008, the State Street Bank cash collateral funds in which certain of the Funds invest cash collateral had an average net asset value of approximately $0.92 per unit. As of February 28, 2009, the net asset value of these cash collateral funds, which can fluctuate over time for a variety of reasons, averaged approximately $0.95 per unit. These valuations compare to the amortized cost price of $1.00 per unit at which purchases and redemptions are made in such cash collateral funds. State Street Bank has informed the Collective Trust that none of the securities in the cash collateral funds was in default or considered to be impaired at December 31, 2008, and that it believes that the cash collateral funds had adequate sources of liquidity from normal lending under the State Street Bank securities lending program as of such date. Accordingly, State Street Bank currently determines the value of Units of each Fund and Retirement Date Fund that participates in its securities lending program consistent with its utilization of the amortized cost price of $1.00 per unit for purchases and sales of interests in its cash collateral funds notwithstanding that, for financial reporting purposes, the values of the Funds’ or Retirement Date Funds’ interests in such cash collateral funds are required to be recorded at mark-to-market values. If State Street Bank were to determine that the value of such Units should be determined in a manner consistent with the values of the Funds’ or Retirement Date Funds’ interests in its cash collateral funds utilized for financial reporting purposes, those Funds or Retirement Date Funds would, under current circumstances, experience losses resulting from such revaluations. The lender of securities is also obligated to pay a fee to the borrower as compensation for the borrower’s transfer of cash to the lender. If the cash collateral funds fail to generate sufficient income on their investments to cover the fees due to borrowers, then the affected lender of securities would be required to fund any shortfall from its own resources, and this would adversely impact the affected Fund or Retirement Date Fund.

State Street Bank, in its discretion, has exercised its contractual right under the securities lending program in which certain Funds and the Retirement Date Funds participate to limit withdrawal from participation in the program, except for withdrawals in the ordinary course by Participants or upon the withdrawal of Employers from the Program. Specifically, any withdrawal by a Fund or Retirement Date Fund from participation in the securities lending program, other than in the ordinary course by Participant or Employer direction, will, for the period that State Street Bank continues to impose this limitation on withdrawals, result in such Fund or Retirement Date Fund receiving a pro rata in-kind distribution of securities from the cash collateral funds to the extent its securities are on loan at the time of such a withdrawal. If, at the time of any such in-kind distribution, the mark-to-market value of the securities in the cash collateral funds is less than the amortized cost value used in connection with calculation of Unit net asset values, such distribution could result in such mark-to-market value being recognized. Implementation of the expected changes to the Program described in Item 1, “Expected Changes to the Program” may be delayed or impeded as a result of this limitation on withdrawals or the valuation of Units of such Funds and Retirement Date Funds consistent with the utilization by the cash collateral funds of amortized cost pricing notwithstanding that, for financial reporting purposes, mark-to-market valuations are utilized.

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

A court might determine that the assets of a Fund or Retirement Date Fund are available to satisfy the obligations of other Funds or Retirement Date Funds. The Collective Trust’s Declaration of Trust provides that any creditor of, or other person having any claim of any type against, a Fund or Retirement Date Fund, may look only to the assets of such Fund or Retirement Date Fund for payment of obligations of such Fund or Retirement Date Fund, and that every contract, instrument, certificate or undertaking of or on behalf of any Fund or Retirement Date Fund shall be conclusively deemed to have been executed only by or for that Fund or Retirement Date Fund and no Fund or Retirement Date Fund shall be answerable for any obligation assumed or liability incurred by any other Fund or Retirement Date Fund. The enforceability of these provisions has never been tested, and the Collective Trust believes that, under New Hampshire law, the Funds and the Retirement Date Funds have no separate legal existence and exist only as sub-trusts of the Collective Trust. Moreover, neither ERISA nor the laws of the State of New Hampshire, under which the Collective Trust is organized, have any specific statutory provision deeming assets of one sub-trust created under a trust to be unavailable to creditors of other sub-trusts so created. In the unlikely event that a particular Fund or Retirement Date Fund were not to have sufficient net assets with which to satisfy its obligations, it is possible that a court could determine that the assets of the other Funds and Retirement Date Funds could be available to satisfy those obligations. In addition, the Collective Trust will be subject to the laws of the State of Illinois upon the substitution of Northern Trust for State Street as trustee. See Item 1, “Expected Changes to the Program.”

For a discussion of the risk factors applicable to investment in the Units of the respective Funds, please refer to page 7 (Stable Asset Return Fund), page 12 (Intermediate Bond Fund), page 16 (Balanced Fund), page 19 (Large-Cap Value Equity Fund), page 22 (Large-Cap Growth Equity Fund), page 24 (Mid-Cap Value Equity Fund), page 27 (Mid-Cap Growth Equity Fund), page 29 (Small-Cap Equity Fund), page 32 (International Equity Fund), page 36 (Bond Index Fund), page 38 (Large-Cap Index Equity Fund), page 40 (Index Equity Fund), page 42 (Mid-Cap Index Equity Fund), page 44 (Small-Cap Index Equity Fund) and page 46 (International Index Equity Fund) in Item 1, “Business—Description of Investment Options.” For a discussion of the risk factors applicable to investment in the Units of the respective Retirement Date Funds, please refer to page 53 in Item 1, “Business—Retirement Date Funds.”

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

(b) Holders.

Eligible Employers which elect to participate in the Program may do so by adopting a master plan under one or both of two American Bar Association Members Plans sponsored by ARF (the “ABA Members Plans”). The ABA Members Plans consist of the American Bar Association Members Retirement Plan, a defined contribution master plan, and the American Bar Association Members Defined Benefit Pension Plan, a defined benefit master plan. Eligible Employers which design and maintain their own individually designed plans may also participate in most aspects of the Program through those individually designed plans. Assets contributed under the Program are held by State Street Bank as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Retirement Pooled Trust for Retirement Plans. Assets contributed under the Program are allocated among the investment options available under the Program in accordance with the instructions of the person or entity having responsibility for determining the investment allocation of the assets of a Plan held in the American Bar Association Members Retirement Trust or the American Bar Association Members Pooled Trust for Retirement Plans. Under the Program, certain participants, employers or plan trustees may also direct State Street to purchase and sell a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds for the participant’s, employer’s or plan trustee’s Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available only to participants in the American Bar Association Members Retirement Plan and to employers with respect to the American Bar Association Members Defined Benefit Pension Plan, provided that in either case the employer has designed the Self-Managed Brokerage Account as an investment option for its plan. The Self-Managed Brokerage Account is also available for participants, employers and trustees of certain individually designed plans. Assets contributed to the plans are allocated among the Funds and the portfolios in accordance with the instructions of the person or entity vested with the responsibility for determining the investment allocation of the assets of the plans held in the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans.

(c) Dividends.

Income or gains on contributions are automatically reinvested in the respective Funds or Retirement Date Funds.

ITEM 6.	Selected Financial Data.

The summary financial data below provides information with respect to income, expenses and capital changes for each Managed Fund, the Index Equity Fund and each Retirement Date Fund attributable to each Unit outstanding for the periods indicated. The summary financial data for each of the periods ended December 31 have been derived from financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The summary financial data should be read in conjunction with the financial statements for the year ended December 31, 2008 of the Managed Funds, the Index Equity Fund and the Retirement Date Funds, including the related Notes thereto, included in this Form 10-K. See Item 1, “Additional Information.” Per Unit calculations of investment income and expense have been prepared using the monthly average number of Units outstanding during the period.

Managed Funds

Stable Asset Return Fund:

	Year ended December 31,
	2004	2005	2006	2007	2008
Investment income	$.98	$1.18	$1.45	$1.59	$1.47
Expenses†	(.14)	(.16)	(.17)	(.18)	(.20)

Net investment income (loss)	.84	1.02	1.28	1.41	1.27
Distributions of net investment income	—	—	—	—	—

Net increase (decrease) in unit value	.84	1.02	1.28	1.41	1.27
Net asset value at beginning of period	28.72	29.56	30.58	31.86	33.27

Net asset value at end of period	$29.56	$30.58	$31.86	$33.27	$34.54

Ratio of expenses to average net assets†	.50%	.52%	.57%	.54%	.58%
Ratio of net investment income (loss) to average net assets	2.88%	3.42%	4.07%	4.35%	3.73%
Total return	2.92%	3.45%	4.19%	4.43%	3.82%
Net assets at end of period (in thousands)	$864,330	$870,500	$845,842	$878,342	$967,092

Intermediate Bond Fund:

	Year ended December 31,
	2004	2005	2006	2007	2008
Investment income	$.46	$.81	$.96	$1.06	$1.21
Expenses*	(.14)	(.15)	(.16)	(.16)	(.18)

Net investment income (loss)	.32	.66	.80	0.90	1.03
Net realized and unrealized gain (loss)	.40	(.29)	(.08)	0.69	(.51)

Net increase (decrease) in unit value	.72	.37	.72	1.59	.52
Net asset value at beginning of period	18.07	18.79	19.16	19.88	21.47

Net asset value at end of period	$18.79	$19.16	$19.88	$21.47	$21.99

Ratio of expenses to average net assets*	.78%	.79%	.84%	.81%	.84%
Ratio of net investment income (loss) to average net assets	1.71%	3.48%	4.14%	4.42%	4.73%
Portfolio turnover	453%	458%	389%	489%	806%
Total return	3.98%	1.97%	3.76%	8.00%	2.42%
Net assets at end of period (in thousands)	$441,709	$454,045	$457,719	$484,362	$398,724

†	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
*	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets.

Balanced Fund:

	Year ended December 31,
	2004	2005	2006	2007	2008
Investment income	$1.25	$.71	$.84	$0.96	$.95
Expenses†	(.42)	(.36)	(.43)	(.45)	(.37)

Net investment income (loss)	.83	.35	.41	.51	.58
Net realized and unrealized gain (loss)	4.37	3.50	5.82	1.89	(22.14)

Net increase (decrease) in unit value	5.20	3.85	6.23	2.40	(21.56)
Net asset value at beginning of period	71.97	77.17	81.02	87.25	89.65

Net asset value at end of period	$77.17	$81.02	$87.25	$89.65	$68.09

Ratio of expenses to average net assets†	.58%	.46%	.51%	.50%	.46%
Ratio of net investment income (loss) to average net assets(a)	1.13%	.46%	.49%	.57%	.71%
Portfolio turnover††	47%	22%	18%	24%	32%
Total return	7.23%	4.99%	7.69%	2.75%	(24.05)%
Net assets at end of period (in thousands)	$475,941	$468,940	$447,405	$413,332	$277,953

Large-Cap Value Equity Fund:

	Year ended December 31,
	2004	2005	2006	2007	2008
Investment income	$.59	$.63	$.78	$.93	$.89
Expenses*	(.22)	(.25)	(.30)	(.33)	(.27)

Net investment income (loss)	.37	.38	.48	.60	.62
Net realized and unrealized gain (loss)	4.11	1.83	7.44 ***	(1.64)	(18.07)

Net increase (decrease) in unit value	4.48	2.21	7.92	(1.04)	(17.45)
Net asset value at beginning of period	29.66	34.14	36.35	44.27	43.23

Net asset value at end of period	$34.14	$36.35	$44.27	$43.23	$25.78

Ratio of expenses to average net assets*	.71%	.72%	.76%	.72%	.77%
Ratio of net investment income (loss) to average net assets	1.18%	1.08%	1.20%	1.32%	1.75%
Portfolio turnover**	24%	20%	19%	22%	17%
Total return	15.10%	6.47%	21.79%	(2.35)%	(40.37)%
Net assets at end of period (in thousands)	$360,090	$382,772	$457,267	$420,681	$206,836

†	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets and, with respect to periods commencing on or after July 1, 2004, does not include expenses relating to the Intermediate Bond Fund in which the Fund invests a portion of its assets.
††	With respect to the portion of the Fund’s assets invested in a collective investment fund since July 1, 2004, portfolio turnover reflects purchases and sales of such collective investment fund rather than turnover of the underlying portfolio of such collective investment fund.
(a)	Does not reflect net investment income from the portion of the Fund invested in the Intermediate Bond Fund which retains all net investment income and makes no distributions.
*	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
**	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the separately managed portion of the Fund was 21% for the year ended December 31, 2008 and the unaudited portfolio turnover of the collective investment fund was 31.1% for the same period.
***	Net of payment made by the Program’s recordkeeper, which reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.

Large-Cap Growth Equity Fund:

	Year ended December 31,
	2004	2005	2006	2007	2008
Investment income	$.41	$.37	$.44	$.48	$.35
Expenses†	(.30)	(.33)	(.39)	(.42)	(.37)

Net investment income (loss)	.11	.04	.05	.06	(.02)
Net realized and unrealized gain (loss)	2.55	3.11	4.14 (a)	3.96	(23.11)

Net increase (decrease) in unit value	2.66	3.15	4.19	4.02	(23.13)
Net asset value at beginning of period	43.52	46.18	49.33	53.52	57.54

Net asset value at end of period	$46.18	$49.33	$53.52	$57.54	$34.41

Ratio of expenses to average net assets†	.68%	.71%	.77%	.74%	.77%
Ratio of net investment income (loss) to average net assets	.27%	.10%	.10%	.10%	(.05)%
Portfolio turnover††	43%	36%	53%	43%	32%
Total return	6.11%	6.82%	8.49%	7.51%	(40.20)%
Net assets at end of period (in thousands)	$831,190	$789,626	$754,275	$717,537	$362,938

Mid-Cap Value Equity Fund:

	Year ended December 31,
	2004	2005	2006	2007	2008
Investment income	$.17	$.23	$.23	$.26	$.25
Expenses*	(.15)	(.16)	(.18)	(.21)	(.17)

Net investment income (loss)	.02	.07	.05	.05	.08
Net realized and unrealized gain (loss)	1.59	.38	1.77	.28	(7.24)

Net increase (decrease) in unit value	1.61	.45	1.82	.33	(7.16)
Net asset value at beginning of period	12.76	14.37	14.82	16.64	16.97

Net asset value at end of period	$14.37	$14.82	$16.64	$16.97	$9.81

Ratio of expenses to average net assets*	1.12%	1.10%	1.16%	1.17%	1.23%
Ratio of net investment income (loss) to average net assets	.18%	.47%	.37%	.25%	.63%
Portfolio turnover	13%	32%	131%	63%	52%
Total return	12.62%	3.13%	12.28%	1.98%	(42.19)%
Net assets at end of period (in thousands)	$53,363	$66,141	$75,543	$88,720	$43,742

†	Expenses include only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
††	With respect to the portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the separately managed portion of the Fund was 96% for the year ended December 31, 2008 and the unaudited portfolio turnover of the collective investment fund was 34.5% for the same period.
(a)	Net of payment made by the Program’s record keeper, which reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.
*	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.

Mid-Cap Growth Equity Fund:

	Year ended December 31,
	2004	2005	2006	2007	2008
Investment income	$.06	$.12	$.20	$.15	$.20
Expenses†	(.19)	(.22)	(.26)	(.29)	(.27)

Net investment income (loss)	(.13)	(.10)	(.06)	(.14)	(.07)
Net realized and unrealized gain (loss)	2.06	2.29	1.52	5.77	(14.18)

Net increase (decrease) in unit value	1.93	2.19	1.46	5.63	(14.25)
Net asset value at beginning of period	16.93	18.86	21.05	22.51	28.14

Net asset value at end of period	$18.86	$21.05	$22.51	$28.14	$13.89

Ratio of expenses to average net assets†	1.14%	1.16%	1.19%	1.15%	1.18%
Ratio of net investment income (loss) to average net assets	(.77)%	(.56)%	(.30)%	(.57)%	(.30)%
Portfolio turnover	169%	156%	160%	138%	163%
Total return	11.40%	11.61%	6.94%	25.01%	(50.64)%
Net assets at end of period (in thousands)	$66,851	$91,040	$104,509	$130,916	$63,148

Small-Cap Equity Fund:

	Year ended December 31,
	2004	2005	2006	2007	2008
Investment income	$.50	$.50	$.55	$.68	$.82
Expenses*	(.54)	(.70)	(.87)	(.95)	(.82)

Net investment income (loss)	(.04)	(.20)	(.32)	(.27)	—
Net realized and unrealized gain (loss)	4.50	4.20	6.09 (a)	.38	(30.12)

Net increase (decrease) in unit value	4.46	4.00	5.77	.11	(30.12)
Net asset value at beginning of period	59.54	64.00	68.00	73.77	73.88

Net asset value at end of period	$64.00	$68.00	$73.77	$73.88	$43.76

Ratio of expenses to average net assets*	.92%	1.10%	1.22%	1.24%	1.29%
Ratio of net investment income (loss) to average net assets	(.08)%	(.32)%	(.45)%	(.36)%	(.01)%
Portfolio turnover**	104%	103%	79%	100%	111%
Total return	7.49%	6.25%	8.49%	.15%	(40.77	)%(b)
Net assets at end of period (in thousands)	$320,034	$314,753	$303,784	$266,489	$136,922

†	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment funds in which the Fund invests a portion of its assets.
*	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests a portion of its assets.
**	With respect to the portion of the Fund’s assets invested in a collective investment fund since July 1, 2005, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment fund rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the separately managed portions of the Fund was 181% for the year ended December 31, 2008 and the unaudited portfolio turnover of the collective investment fund was 32.5% for the same period.
(a)	Net of payment made by the Program’s recordkeeper, which reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.
(b)	Includes a reimbursement from State Street Bank of $113,658 for losses attributable to certain operations errors during the second quarter of 2008. Excluding this reimbursement, total return would have been .04% lower for the period from January 1, 2008 to December 31, 2008.

International Equity Fund:

	Year ended December 31,
	2004	2005	2006	2007	2008
Investment income	$.51	$.59	$.79	$1.06	$1.27
Expenses*	(.21)	(.25)	(.32)	(.36)	(.31)

Net investment income (loss)	.30	.34	.47	.70	.96
Net realized and unrealized gain (loss)	3.35	2.64	5.84	2.07	(16.45)

Net increase (decrease) in unit value	3.65	2.98	6.31	2.77	(15.49)
Net asset value at beginning of period	18.22	21.87	24.85	31.16	33.93

Net asset value at end of period	$21.87	$24.85	$31.16	$33.93	$18.44

Ratio of expenses to average net assets*	1.10%	1.11%	1.14%	1.08%	1.13%
Ratio of net investment income (loss) to average net assets	1.59%	1.50%	1.69%	2.12%	3.45%
Portfolio turnover	25%	35%	30%	30%	33%
Total return	20.03%	13.63%	25.39%	8.89%	(45.65)%
Net assets at end of period (in thousands)	$158,714	$202,106	$273,525	$309,162	$133,960

*	Expenses includes only those expenses charged directly to the Fund. Net expenses does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.

Index Funds

Index Equity Fund:

	Year ended December 31,
	2004	2005	2006	2007	2008
Investment income	$.00 *	$.00 *	$.00 *	$.01 *	$.03 *
Expenses**	(.14)	(.16)	(.19)	(.21)	(.18)

Net investment income (loss)	(.14)	(.16)	(.19)	(.20)	(.15)
Net realized and unrealized gain (loss)	3.23	1.87	5.00 (a)	1.93	(14.44)

Net increase (decrease) in unit value	3.09	1.71	4.81	1.73	(14.59)
Net asset value at beginning of period	27.11	30.20	31.91	36.72	38.45

Net asset value at end of period	$30.20	$31.91	$36.72	$38.45	$23.86

Ratio of expenses to average net assets**	.50%	.52%	.57%	.54%	.56%
Ratio of net investment income (loss) to average net assets	(.49)%	(.51)%	(.56)%	(.52)%	(.47)%
Portfolio turnover***	7%	7%	6%	6%	3%
Total return	11.40%	5.66%	15.07%	4.71%	(37.95)%
Net assets at end of period (in thousands)	$382,172	$402,702	$437,011	$438,803	$221,260

*	Amounts less than $.005 per unit are rounded to zero.
**	Expenses includes only those expenses charged directly to the Fund and does not include expenses relating to the collective investment fund in which the Fund invests its assets.
***	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests rather than the turnover of the underlying portfolio of such collective investment fund. The unaudited portfolio turnover of the collective investment fund was 17.4% for the year ended December 31, 2008.
(a)	Net of payment made by the Program’s record keeper, which reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.

Retirement Date Funds

Lifetime Income Retirement Date Fund:

	For the period August 9, 2006(a) to December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Investment income†	$—	$—	$—
Expenses(†)††	(.03)	(.07)	(.07)

Net investment income (loss)	(.03)	(.07)	(.07)
Net realized and unrealized gain (loss)	.53	.67	(1.51)

Net increase (decrease) in unit value	.50	.60	(1.58)
Net asset value at beginning of period	10.00	10.50	11.10

Net asset value at end of period	$10.50	$11.10	$9.52

Ratio of expenses to average net assets*††	.69%	.64%	.67%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.64)%	(.67)%
Portfolio turnover**†††	72%	21%	33%
Total return**	5.00%	5.71%	(14.23)%
Net assets at end of period (in thousands)	$11,432	$18,606	$27,462

(a)	Commencement of operations.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
*	Annualized for the period from August 9, 2006 to December 31, 2006.
**	Not annualized for the period from August 9, 2006 to December 31, 2006.

2010 Retirement Date Fund:

	For the period August 8, 2006(a) to December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Investment income†	$—	$—	$—
Expenses(†)††	(.03)	(.08)	(.08)

Net investment income (loss)	(.03)	(.08)	(.08)
Net realized and unrealized gain (loss)	.80	.88	(2.51)

Net increase (decrease) in unit value	.77	.80	(2.59)
Net asset value at beginning of period	12.00	12.77	13.57

Net asset value at end of period	$12.77	$13.57	$10.98

Ratio of expenses to average net assets*††	.69%	.63%	.67%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%	(.67)%
Portfolio turnover**†††	21%	18%	27%
Total return**	6.42%	6.26%	(19.09)%
Net assets at end of period (in thousands)	$15,765	$38,099	$49,186

(a)	Commencement of operations.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
*	Annualized for the period from August 8, 2006 to December 31, 2006.
**	Not annualized for the period from August 8, 2006 to December 31, 2006.

2020 Retirement Date Fund:

	For the period August 2, 2006(a) to December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Investment income†	$—	$—	$—
Expenses(†)††	(.04)	(.10)	(.10)

Net investment income (loss)	(.04)	(.10)	(.10)
Net realized and unrealized gain (loss)	1.36	1.16	(4.37)

Net increase (decrease) in unit value	1.32	1.06	(4.47)
Net asset value at beginning of period	14.00	15.32	16.38

Net asset value at end of period	$15.32	$16.38	$11.91

Ratio of expenses to average net assets*††	.69%	.63%	.67%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%	(.67)%
Portfolio turnover**†††	16%	20%	17%
Total return**	9.43%	6.92%	(27.29)%
Net assets at end of period (in thousands)	$21,315	$49,077	$74,855

(a)	Commencement of operations.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
*	Annualized for the period from August 2, 2006 to December 31, 2006.
**	Not annualized for the period from August 2, 2006 to December 31, 2006.

2030 Retirement Date Fund:

	For the period August 2, 2006(a) to December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Investment income†	$—	$—	$—
Expenses(†)††	(.05)	(.12)	(.11)

Net investment income (loss)	(.05)	(.12)	(.11)
Net realized and unrealized gain (loss)	1.81	1.38	(6.12)

Net increase (decrease) in unit value	1.76	1.26	(6.23)
Net asset value at beginning of period	16.00	17.76	19.02

Net asset value at end of period	$17.76	$19.02	$12.79

Ratio of expenses to average net assets*††	.69%	.63%	.67%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%	(.67)%
Portfolio turnover**†††	6%	7%	15%
Total return**	11.00%	7.09%	(32.75)%
Net assets at end of period (in thousands)	$15,260	$44,407	$51,242

(a)	Commencement of operations.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
*	Annualized for the period from August 2, 2006 to December 31, 2006.
**	Not annualized for the period from August 2, 2006 to December 31, 2006.

2040 Retirement Date Fund:

	For the period August 3, 2006(a) to December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008
Investment income†	$—	$—	$—
Expenses(†)††	(.06)	(.13)	(.12)

Net investment income (loss)	(.06)	(.13)	(.12)
Net realized and unrealized gain (loss)	2.05	1.62	(7.45)

Net increase (decrease) in unit value	1.99	1.49	(7.57)
Net asset value at beginning of period	18.00	19.99	21.48

Net asset value at end of period	$19.99	$21.48	$13.91

Ratio of expenses to average net assets*††	.69%	.63%	.67%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%	(.67)%
Portfolio turnover**†††	8%	14%	14%
Total return**	11.06%	7.45%	(35.24)%
Net assets at end of period (in thousands)	$11,894	$28,871	$31,314

(a)	Commencement of operations.
*	Annualized for the period from August 3, 2006 to December 31, 2006.
**	Not annualized for the period from August 3, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Retirement Date Fund and does not include expenses relating to the collective investment funds in which the Retirement Date Fund invests its assets.
†††	With respect to the portion of the Retirement Date Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales by the Retirement Date Fund of units of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Year Ended December 31, 2008

Stable Asset Return Fund

The Stable Asset Return Fund does not make any direct investments, but invests all of its assets indirectly through SAFT, a collective investment fund maintained by State Street Bank. SAFT in turn invests in investment contracts, Synthetic GICs with associated underlying assets, and high-quality fixed-income instruments, including by investing in the Short-Term Fund, a collective investment fund maintained by State Street Bank. See Item 1, “Stable Asset Return Fund.”

For the year ended December 31, 2008, the Stable Asset Return Fund experienced a total return, net of expenses, of 3.82%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 4.13% for the same period. A combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, less 0.5% per year, produced an investment record of 3.63% for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

For 2008, all of the sectors with historically higher spreads posted negative relative returns. Other than a significant but brief tightening of spread products during April and May in response to the economy’s bounce from fiscal stimulus in the form of tax rebates, this relative underperformance set the tone for what would be the most challenging year in the modern history of the fixed income markets. With this brief exception, month after month new records were set for underperformance and incremental yield across risk assets, be they higher or lower in quality. Continued and worsening housing woes and the broader economic crisis they have spawned have forced governments, regulators and markets into uncharted territory. The Federal Reserve cut interest rates seven times in 2008 and promised additional “quantitative” easing measures. The U.S. Department of Treasury has made many direct investments into both securities markets and private entities to help maintain order. Both these institutions, as well as others globally, are redefining their roles in the global financial markets. Those markets are now forced to re-evaluate how and at what levels risk capital is lent and priced. The final chapter remains unwritten. Perhaps the most daunting challenge for 2009 will come in the form of a global economy in recession, with few predicting an upturn before late in the year.

During 2008, some of the investments underlying Synthetic GIC arrangements in which the Stable Asset Return Fund has an interest experienced depreciation in value as a result of the volatility and illiquidity in the fixed-income securities markets. According to the Synthetic GIC arrangements, when the fair value of these investments falls below a specified level for an extended period, the Synthetic GIC issuers may elect immunization of the contracts. In the fourth quarter of 2008, State Street Corporation contributed $21.6 million in cash (the “Infusion”) to enhance the fair value of the investments underlying these Synthetic GIC arrangements. State Street Corporation received no consideration in return for the Infusion. Upon the Infusion, the fair value of the investments remained below the specified level set forth in the contracts but to a lesser degree (although at year-end 2008, the fair value of the investments was greater than contract value). In addition, State Street Corporation purchased $132 million of asset-backed and mortgage-backed securities in which the Stable Asset Return Fund had an interest, as these securities were identified as having potential downside valuation risk if the markets remain disrupted.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities.

For the year ended December 31, 2008, the Intermediate Bond Fund experienced a total return, net of expenses, of 2.42%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 5.24% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

For the year ended December 31, 2008, the Intermediate Bond Fund, which is advised with the assistance of Pacific Investment Management Company LLC underperformed the Barclays Capital U.S. Aggregate Bond Index. For the quarter ended December 31, 2008, however, the Fund outperformed the benchmark.

During 2008, massive deleveraging originating in the sub-prime debacle shook the global financial system and produced a contraction in the credit markets that roiled markets and economies worldwide. Strategies designed to benefit from a decline in short-term inter-bank lending rates detracted from relative performance as banks demanded higher rates of return given the uncertainty in the credit markets. Faced with uncertainty in the credit markets, banks seemed reluctant to lend to one another. The short-term bond markets were negatively affected as a result. An overweight position in mortgage-backed securities also detracted from performance in the early part of 2008. However, this position added to performance after the federal government announced its support for Fannie Mae and Freddie Mac in early September. A focus on high-grade financials in the corporate sector also detracted from performance. An underweight position in this sector partially mitigated losses. Finally, the banking sector diminished its outlook for profitability amid continued write-downs on mortgage-related assets. As a result, allocation to bank capital notes in the U.S. detracted from performance as spreads significantly widened due to falling equity values and funding constraints.

By contrast, curve-steepening strategies have contributed to performance as short-term rates have rallied on reports of slowing growth, moderating inflation, a weakening housing market and expectations of lower monetary policy rates. An above-benchmark duration in the U.S. and interest rate exposure globally were positive for performance as such position mitigated the negative impact of the Lehman Brothers bankruptcy and fears of additional bank failures. During the year ended December 31, 2008, the Intermediate Bond Fund experienced a decrease in value of approximately $6.3 million on $7.6 million in Lehman Brothers bonds.

For the year ended December 31, 2008, the Intermediate Bond Fund engaged in the State Street Bank securities lending program as described under Item 1, “Certain Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Intermediate Bond Fund was lower by 0.14 percentage point than it otherwise would have been.

Balanced Fund

The Balanced Fund invests in publicly-traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the year ended December 31, 2008, the Balanced Fund experienced a total return, net of expenses, of -24.02%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of -22.47% for the same period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the year ended December 31, 2008, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian, underperformed the Russell 1000 Index. The equity segment’s relative underperformance was due primarily to stock selection in the financials, consumer discretionary and information technology sectors. In the wake of the worsening credit crisis, holdings in the financials sector which were believed to be in a position to withstand the credit crunch contributed to underperformance. Freddie Mac, Fannie Mae and Lehman Brothers were among the main detractors in the financials sector. By contrast, holdings in JPMorgan Chase and Wells Fargo contributed positively to relative performance. The segment also benefited from not holding an investment in Citigroup. Stock selection in the healthcare sector contributed positively to the relative performance of the segment. ImClone Systems, which was acquired by Eli Lilly, and Genentech, which received a bid from Roche, were among the top contributors to relative performance. Holdings in UnitedHealth Group negatively impacted relative performance. Stock selection in the materials and industrials sectors contributed positively to relative performance of the segment.

For the year ended December 31, 2008, the debt segment of the Balanced Fund, which is advised with the assistance of PIMCO, underperformed the Barclays Capital U.S. Aggregate Bond Index. For the quarter ended December 31, 2008, however, the debt segment of the Balanced Fund outperformed the benchmark.

During 2008, massive deleveraging originating in the sub-prime debacle shook the global financial system and produced a contraction in the credit markets that roiled markets and economies worldwide. Strategies designed to benefit from a decline in short term inter-bank lending rates detracted from relative performance as banks demanded higher rates of return given the uncertainty in the credit markets. Faced with uncertainty in the credit markets, banks seemed reluctant to lend to one another. The short-term bond markets were negatively affected as a result. An overweight position in mortgage-backed securities also detracted from performance in the early part of 2008. However, this position added to performance after the federal government announced its support for Fannie Mae and Freddie Mac in early September. A focus on high-grade financials in the corporate sector also detracted from performance. An underweight position in this sector partially mitigated losses. Finally, the banking sector diminished its outlook for profitability amid continued write-downs on mortgage-related assets. As a result, allocation to bank capital notes in the U.S. detracted from performance as spreads significantly widened due to falling equity values and funding constraints.

By contrast, curve-steepening strategies have contributed to performance as short-term rates have rallied on reports of slowing growth, moderating inflation, a weakening housing market and expectations of lower monetary policy rates. An above-benchmark duration in the U.S. and interest rate exposure globally were positive for performance as such position mitigated the negative impact of the Lehman Brothers bankruptcy and fears of additional bank failures.

For the year ended December 31, 2008, the Balanced Fund engaged in the State Street Bank securities lending program as described under Item 1, “Certain Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Balanced Fund was lower by 0.34 percentage point than it otherwise would have been.

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

For the year ended December 31, 2008, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of -40.37%. By comparison, the Russell 1000 Value Index produced an investment record of -39.95% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the year ended December 31, 2008, the actively managed portion of the Fund, which is advised with the assistance of AllianceBernstein, underperformed the Russell 1000 Value Index. In the wake of the deepening credit crisis and the deteriorating U.S. economy, holdings in the financials and utilities sectors were among the main detractors from relative performance. In 2008, amid continuing disarray in the global credit markets and a deepening U.S. recession, financial companies were subject to mark-to-market losses and rating agency downgrades, which further restricted access to the credit markets. As Freddie Mac and Fannie Mae continued to decline, the portfolio exited its position in each of these securities. Holdings in Hartford Financial, Citigroup and Morgan Stanley also detracted from relative performance. AIG, which relinquished approximately 80% ownership to the U.S. federal government in exchange for financing, was a major detractor in 2008. In the utilities sector, Sprint Nextel was a major detractor due to further deterioration of its subscriber base.

The performance of the indexed portion of the Large-Cap Value Equity Fund for the year ended December 31, 2008 was consistent with the Russell 1000 Value Index after taking into account expenses and the effect of participation in securities lending.

For the year ended December 31, 2008, the Large-Cap Value Equity Fund engaged in the State Street Bank securities lending program as described under Item 1, “Certain Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Large-Cap Value Equity Fund was lower by 0.41 percentage point than it otherwise would have been.

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

For the year ended December 31, 2008, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of -40.20%. By comparison, the Russell 1000 Growth Index produced an investment record of -38.44% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

State Street has retained Capital Guardian and T. Rowe Price to provide investment advice with respect to the two actively managed portions of the Large-Cap Growth Equity Fund.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian underperformed the Russell 1000 Growth Index for the year ended December 31, 2008. In the wake of the worsening credit crisis, holdings which were believed to be able to withstand the credit crunch contributed to the relative underperformance of the equity segment. An underweight position in the consumer staples sector and stock selections in consumer discretionary and information technology sectors detracted from the relative performance of the segment. Las Vegas Sands, which declined in 2008 along with the general trend of the U.S. stock market, tumbled at the end of the year as the company searched for additional financing. It was one of the major detractors from relative performance of this segment. Weak outlooks for VeriFone Holdings and Google, in which the portfolio held a large position, also hampered returns. Stock selection in the healthcare sector was a positive contributor to results. ImClone Systems, Genentech and Millennium Pharmaceuticals were all involved in buyout transactions and thus contributed positively to the segment.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price underperformed the Russell 1000 Growth Index for the year ended December 31, 2008. During 2008, the U.S. stock market plunged amid the deepening economic downturn. Financial companies faced intense pressures stemming from severe mortgage losses and the credit crunch. In an effort to mitigate further deterioration in the economy, the Federal Reserve and the U.S. Department of Treasury reduced short-term interest rates to historic lows, created credit facilities to encourage lending and committed hundreds of billions of dollars to several major financial institutions to prevent them from collapsing. However, the financial sector continued to be one of the worst-performing sectors of 2008. Stocks in the materials, industrials, business services and information technology sectors also fared poorly during this period. Stocks in consumer staples and healthcare stocks fared relatively well. In the consumer discretionary sector, holdings in hotels, restaurants and other companies in the leisure industry detracted from relative performance of this segment of the Fund. A considerable underweight in the consumer staples sector also negatively impacted results. Industry overweight in the healthcare sector proved beneficial, notably in the biotechnology group. Energy was one of the worst-performing sectors during 2008; an underweight position in this sector was beneficial to results.

The performance of the indexed portion of the Large-Cap Growth Equity Fund for the year ended December 31, 2008 was consistent with the Russell 1000 Growth Index after taking into account expenses and the effect of participation in securities lending.

For the year ended December 31, 2008, the Large-Cap Growth Equity Fund engaged in the State Street Bank securities lending program as described under Item 1, “Certain Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Large-Cap Growth Equity Fund was lower by 0.53 percentage point than it otherwise would have been.

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

For the year ended December 31, 2008, the Mid-Cap Value Equity Fund, which is advised with the assistance of Wellington Management, experienced a total return, net of expenses, of -42.19%. By comparison, the Russell Mid-Cap Value Index produced an investment record of -38.44% for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

Global economic activity deteriorated rapidly as a de-leveraging cycle set in during 2008. In general, value stocks outperformed growth stocks during 2008. Stock selection in the financial and consumer staples sectors detracted from relative performance. Holdings in the healthcare sector contributed positively to results but not enough to offset negative relative performance in other sectors.

For the year ended December 31, 2008, the Mid-Cap Value Equity Fund engaged in the State Street Bank securities lending program as described under Item 1, “Certain Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Mid-Cap Value Equity Fund was lower by 1.58 percentage points than it otherwise would have been.

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

For the year ended December 31, 2008, the Mid-Cap Growth Equity Fund, which is advised with the assistance of Turner Investment Partners, Inc., experienced a total return, net of expenses, of -50.64%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of -44.32% for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the year 2008, the stock markets saw significant declines. Although the U.S. markets saw a few historic single daily point gains during the fourth quarter, the S&P 500 Index and other major indices in U.S. and international markets posted record losses over the year. Governments around the world acted in an attempt to mitigate the meltdown in the credit and equity markets. The Federal Reserve lowered the federal funds rate to historic lows, and other governments around the world also lowered their short-term interest rates. Despite these efforts, the U.S. economy continued to deteriorate. The unemployment rate continued to increase through the fourth quarter of 2008. In the U.S. equity markets, in general, large-cap stocks outperformed mid- and small-cap stocks during the fourth quarter of 2008. Large-, mid- and small-cap stocks all declined over the year 2008. Value stocks generally outperformed growth stocks across the market capitalization spectrum during 2008.

The consumer discretionary and healthcare sectors detracted the most from relative performance while the financial services sector contributed the most to results.

Amid the U.S. economic recession, consumers spent less on non-essential items such as apparel, gaming and restaurants. Guess? Inc., the apparel retailer and wholesaler, lowered its outlook due to less foot traffic in its stores and promotional activities by its competitors. The Fund reduced its holdings in this company during 2008. The stock of casino operator Wynn Resorts Ltd. fell significantly as its Las Vegas casino/hotel was subject to recessionary pressures. VistaPrint Ltd., a printing company, lowered its outlook for fiscal year 2009 due to the deteriorating economy as well as the fact that the strengthening U.S. dollar hurt profit margins in its non-U.S. business segments. During 2008, the Fund reduced its position in VistaPrint Ltd. The Fund added holdings in restaurant companies for positioning purposes.

Holdings in Intuitive Surgical contributed to the relative underperformance of the Fund in the healthcare sector. Intuitive Surgical, manufacturer of the da Vinci robotic surgical system, traded lower due to concerns that the challenging economic environment would result in a general cut-back in hospital capital spending plans. Holdings in United Therapeutics Corp., a biotechnology company, also declined on the news of a failed trial for its oral version of the drug Remodulin. During 2008, the Fund shifted its holdings in the healthcare sector by lowering its exposure to the medical specialty segment and increasing holdings in the managed care segment. To this end, the Fund acquired holdings in Aetna Inc., a health insurance company.

In the financial services sector, performance by insurance brokers and savings banks contributed positively to the Fund’s sector holdings. Insurance broker Aon Corp. posted a 2% return for the fourth quarter of 2008. The company closed a deal to acquire Benfield Group Ltd., an independent reinsurance intermediary. One of the largest U.S. savings banks, Hudson City Bancorp Inc., also posted relatively good results, with its home lending business continuing to thrive despite the financial crisis. The bank took a relatively conservative approach to lending compared to some of its larger competitors.

For the year ended December 31, 2008, the Mid-Cap Growth Equity Fund engaged in the State Street Bank securities lending program as described under Item 1, “Certain Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Mid-Cap Growth Equity Fund was lower by 1.21 percentage points than it otherwise would have been.

Small-Cap Equity Fund

The Small-Cap Equity Fund invests primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of investment. These companies may include new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Small-Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. A portion of the Fund is invested to replicate the Russell 2000 Index, which is comprised of the 2,000 companies in the Russell 3000 Index with the smallest market capitalization. The remainder of the Fund is actively managed by Wellington Management and Smith Group.

For the year ended December 31, 2008, the Small-Cap Equity Fund experienced a total return, net of expenses, of -40.77%. By comparison, the Russell 2000 Index produced an investment record of -33.76% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Group underperformed the Russell 2000 Index during the year ended December 31, 2008.

The fourth quarter of 2008 was marked by significant volatility in the stock markets. Positive relative performance was driven primarily by stock selection in the consumer discretionary sector. Stock selection in this sector benefited from a focus on companies believed to have durable and sustainable earnings prospects. Corinthian Colleges, a post-secondary education company, showed strong fundamentals due to increased enrollment due to increased unemployment which induced more people to pursue additional training. It was a contributor to relative performance of the segment. WMS Industries and Bally Technologies, both in the gaming industry, also performed relatively well in light of new gaming venues expected to open domestically and internationally. Stock selection in the materials sector also drove positive relative performance for the segment. Rock-Tenn and Olin Corp. contributed positively to returns.

By comparison, an overweight position in the healthcare sector hampered relative performance. In particular, companies in the contract research industry performed poorly. While fundamental financial indicators for such companies looked relatively strong in the fourth quarter of 2008, reductions in their earnings outlook due to a stronger U.S. dollar and increased risk of funding problems for biotech customers weighed heavily on the stocks. Parexcel, eResearch Technology and Kendle International were primary contributors to underperformance in this sector of the portfolio.

The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Management, underperformed the Russell 2000 Index in 2008. 2008 was an extraordinary year in financial markets as nearly every asset class recorded significant price declines. De-leveraging across the financial sector accelerated into the fourth quarter, limiting the availability of credit for even the most secure corporate borrowers and exacerbating a slowdown across the broader economy. Many investors responded to the financial crisis by reducing exposure to risk, increasing holdings in cash, and selling equities with little regard for the quality or valuation of their holdings. The portfolio’s bottom-up investment approach produced weak relative results during 2008, with underperformance in seven of the ten broad market sectors. Weak stock selection in the healthcare, materials, information technology and consumer staples sectors detracted most from relative performance.

The performance of the indexed portion of the Small-Cap Equity Fund for the year ended December 31, 2008 was consistent with the Russell 2000 Index after taking into account expenses and the effect of participation in securities lending.

For the year ended December 31, 2008, the Small-Cap Equity Fund engaged in the State Street Bank securities lending program as described under Item 1, “Certain Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Small-Cap Equity Fund was lower by 2.44 percentage points than it otherwise would have been.

International Equity Fund

The International Equity Fund’s investment objective is to seek long-term growth of capital through investment primarily in common stocks of established non-U.S. companies. The Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portion. The International Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market.

For the year ended December 31, 2008, the International Equity Fund experienced a total return, net of expenses, of -45.65%. By comparison, the MSCI ACWI ex-US Index produced an investment record of -45.53% for the same period. The MSCI ACWI ex-US does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portion of the International Equity Fund advised with the assistance of JP Morgan Asset Management (UK) Limited (“JP Morgan”) outperformed the MSCI ACWI ex-US Index for the year ended December 31, 2008.

2008 was a challenging year characterized by slowing global economic growth, concern about the health of the financial sector and a deteriorating corporate earnings outlook. Losses were widespread across sectors and regions. In general, financial and cyclically-oriented sectors sustained the largest losses while more defensive sectors such as healthcare and consumer staples fared relatively better. Japan fared better than other regions due to the yen’s having strengthened significantly against other major currencies.

The portion of the International Equity Fund advised with the assistance of JP Morgan benefited from holdings in the energy, technology and healthcare sectors. Despite the drop in oil prices during the fourth quarter of 2008, holdings of integrated oil companies such as Total S.A., Eni S.p.A and Royal Dutch Shell contributed positively to relative performance. These companies have generated significant cash flow in recent years and are therefore believed to be less vulnerable to the credit crisis than certain of their peers. In addition, the integrated nature of their operations provided a partial buffer against the fall in crude prices. Taiwan Semiconductor and SAP were major contributors to relative performance in the technology sector. An overweight position in the healthcare sector also contributed positively to relative performance. Teva Pharmaceuticals, Astellas and Roche were among the contributors in that sector.

By contrast, performance in the utilities and telecommunications sectors lagged. Shares of a number of Japanese utilities posted double-digit gains during the year 2008, fuelled by currency movements and investor appetite for more defensive investments. However, an underweight position in Japanese entities detracted from the segment’s performance in the utilities sector. Stock selection in Orascom Telecom (Egypt) and Mobile Telesystems (Russia) detracted from performance as these stocks fell with their local markets.

The portion of the International Equity Fund advised with the assistance of PIA underperformed the MSCI ACWI ex-US Index due, in part, to security selection in countries with emerging markets. Stock selection in the United Kingdom offset the impact of an underweight position in Canadian stocks and proved beneficial to returns. Holdings in the materials and information technology sectors also contributed to relative performance. By contrast, stock selections in the industrials and consumer discretionary sectors detracted from results. The portfolio’s performance was hampered by an underweight position in defensive sectors such as healthcare and consumer staples.

For the year ended December 31, 2008, the International Equity Fund engaged in the State Street Bank securities lending program as described under Item 1, “Certain Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the International Equity Fund was lower by 0.65 percentage point than it otherwise would have been.

Index Equity Fund

The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the year ended December 31, 2008, the Index Equity Fund experienced a total return, net of expenses, of -37.95%. By comparison, the Russell 3000 Index produced an investment record of -37.31% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Index Equity Fund for the year ended December 31, 2008 was consistent with the Russell 3000 Index after taking into account expenses and the effect of participation in securities lending.

For the year ended December 31, 2008, the Index Equity Fund engaged in the State Street Bank securities lending program as described under Item 1, “Certain Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Index Equity Fund was lower by 0.53 percentage point than it otherwise would have been.

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

Each Retirement Date Fund has a different initial investment strategy representing different risk and reward characteristics that reflect the remaining time horizon to the most conservative investment mix. The longer the time horizon to the year in which a Retirement Date Fund will reach its most conservative investment mix, the greater is the Retirement Date Fund’s initial risk and potential reward profile. Each of the Retirement Date Funds (other than the Lifetime Income Retirement Date Fund) will reach its most conservative investment mix until five years after the target retirement date. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who have reached or are beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income. The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for maximum growth potential.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. These funds include the S&P 500 Index Fund, Daily MSCI ACWI ex-USA Index Fund (“MSCI ACWI ex-US Index Fund”); S&P MidCap Index Fund; Russell 2000 Index Fund; Long Government Bond Fund; Passive Bond Market Index Securities Lending Series Fund (“Bond Market Index Fund”); U.S. Treasury Inflation Protected Securities Lending Series Fund (“TIPS Fund”) and Principal Accumulation Return Fund (“Principal Accumulation Fund”).

For the year ended December 31, 2008, funds in each of the Retirement Date Funds were allocated as follows:

Lifetime Income Fund		2010 Retirement Date Fund
S&P 500 Index Fund	26.5%	S&P 500 Index Fund	34.8%
Bond Market Index Fund	24.8%	Bond Market Index Fund	19.8%
Principal Accumulation Fund	20.2%	Long Government Bond Fund	19.3%
TIPS Fund	19.5%	Principal Accumulation Fund	—
MSCI AWCI ex-US Index Fund	4.0%	TIPS Fund	9.8%
S&P MidCap Index Fund	3.0%	MSCI AWCI ex-US Index Fund	9.0%
Russell 2000 Index Fund	2.0%	S&P MidCap Index Fund	4.4%
	100.0%	Russell 2000 Index Fund	2.9%
			100.0%
2020 Retirement Date Fund		2030 Retirement Date Fund
S&P 500 Index Fund	42.7%	S&P 500 Index Fund	45.0%
Long Government Bond Fund	19.3%	Bond Market Index Fund	—
Bond Market Index Fund	5.9%	Principal Accumulation Fund	—
Principal Accumulation Fund	—	Long Government Bond Fund	15.0%
TIPS Fund	2.9%	TIPS Fund	—
MSCI AWCI ex-US Index Fund	16.8%	MSCI AWCI ex-US Index Fund	22.5%
S&P MidCap Index Fund	6.8%	S&P MidCap Index Fund	8.8%
Russell 2000 Index Fund	5.6%	Russell 2000 Index Fund	8.7%
	100.0%		100.0%

2040 Retirement Date Fund
S&P 500 Index Fund	45.4%
Bond Market Index Fund	—
Long Government Bond Fund	9.4%
Principal Accumulation Fund	—
TIPS Fund	—
MSCI AWCI ex-US Index Fund	24.5%
S&P MidCap Index Fund	10.3%
Russell 200 Index Fund	10.4%

100.0%

For the year ended December 31, 2008, the Retirement Date Funds experienced a total return, net of expenses, of -14.23% for the Lifetime Income Retirement Date Fund, -19.09% for the 2010 Retirement Date Fund, -27.29% for the 2020 Retirement Date Fund, -32.75% for the 2030 Retirement Date Fund and -35.24% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the period ended December 31, 2008 was consistent with the relevant combination benchmarks after taking into account expenses and the effect of securities lending.

For the year ended December 31, 2008, the Retirement Date Funds engaged in the State Street Bank securities lending program as described under Item 1, “Certain Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Retirement Date Funds was lower by 0.73 percentage point for the Lifetime Income Retirement Date Fund, 1.75 percentage points for the 2010 Retirement Date Fund, 1.55 percentage points for the 2020 Retirement Date Fund, 1.34 percentage points for the 2030 Retirement Date Fund and 1.10 percentage points for the 2040 Retirement Date Fund than each otherwise would have been.

Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending

The per Unit net asset values of the Funds and Retirement Date Funds reflected in the financial statements are based on United States generally accepted accounting principles (“GAAP”) and differ from the per Unit net asset values calculated for purposes of transactions experienced by Participants in their accounts. The difference is driven by the valuation of securities lending cash collateral funds referred to below as (“cash collateral funds”).

The Funds and Retirement Date Funds referred to above, either directly or indirectly through their investment in other funds and accounts managed by State Street Bank or its affiliates, participate in the State Street Bank securities lending program as described under Item 1, “Certain Information with Respect to the Funds—Loans of Portfolio Securities.” The Funds and Retirement Date Funds participating in this program typically receive cash collateral at the time of lending in excess of that of the loaned securities, and collateral is increased or decreased, respectively, as the value of the loaned securities increases or decreases. The cash collateral is invested for the account and risk of the participating funds in the cash collateral funds, which are managed by State Street Bank or its affiliates. For purposes of normal daily transaction activity, these cash collateral funds, as permitted under their governing agreements, value their investments on the basis of amortized cost, rather than current market values, to the extent that an investment is not in default or considered to be impaired. State Street Bank has informed the Collective Trust that none of the securities in the cash collateral funds was in default or considered to be impaired at December 31, 2008 and therefore purchases and redemptions of units in the cash collateral funds continue to be effected at a value equivalent to 100% of principal invested, even though, on a market basis at December 31, 2008, the related funds had net asset values ranging from $0.908 to $0.935 per unit.

For financial reporting purposes under GAAP each of these Funds and Retirement Date Funds have valued their direct and indirect investments in the cash collateral funds at their market values, and have recognized unrealized losses in the December 31, 2008 financial statements. These losses adversely affected reported performance of each Fund and Retirement Date Fund to the extent stated in their respective Management’s Discussion and Analysis. These unrealized losses could reverse, in whole or in part, over time to the extent that principal is eventually recovered on maturities or higher prices are realized upon sale of the underlying securities, although, as with any investment, such events are not assured of occurring. However, these Funds and Retirement Date Funds have continued to value their investments in the cash collateral funds for purposes of Participant transactions at the amortized-cost based value used by the cash collateral funds for daily transactions. Accordingly, actual returns experienced by Participants in the Funds and Retirement Date Funds based on net asset values for transaction purposes do not reflect these unrealized losses.

For information on the effect of the unrealized losses described above on the performance for financial reporting purposes of a particular Fund or Retirement Date Fund, see the discussion related to performance of such Fund or Retirement Date Fund above.

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

The Funds do not engage in investments in derivative instruments except as described under Item 1, “Business—Derivative Instruments.” The Retirement Date Funds do not engage in investments in derivative instruments except as described under Item 1, “Business—Retirement Date Funds.” For additional information, see Note 2 to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

ITEM 8.	Financial Statements and Supplementary Data

See p. F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting: The Collective Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) for each of the Funds and the five Retirement Date Funds. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Collective Trust’s management conducted evaluations of the effectiveness of the internal control over financial reporting of each of the Funds based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluations, the Collective Trust’s management concluded that internal control over financial reporting were effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Officers of State Street

State Street, as trustee, has primary responsibility for investment management with respect to each of the investment options. As part of its responsibility, it appoints the officers of the Collective Trust, who have responsibility for administering all the investment options. The following is a biographical summary of the experience of each of the officers of the Collective Trust, including age as of March 1, 2009:

Monet T. Ewing.    Ms. Ewing, age 46, has been the President and Chief Executive Officer of the Collective Trust since July 2008. Ms. Ewing has served as a Vice President of State Street Global Advisors, a division of State Street Bank, in its Fiduciary Group from 2002 to present. From 1994 to 2001, Ms. Ewing served as Vice President and Associate Counsel for State Street Bank’s Legal Division.

Robert E. Fullam.    Mr. Fullam, age 47, has been a Vice President and the Chief Financial Officer of the Collective Trust since July 2008, and an officer of State Street since 2004. Mr. Fullam has been a Principal of State Street Global Advisors since July 2008. Mr. Fullam was at CitiStreet LLC (now ING Services) from 2001 to June 2008, most recently as a Vice President. Mr. Fullam also served as Treasurer and Chief Accounting Officer of the Collective Trust from February 2005 to June 2008. Prior to joining CitiStreet LLC (now ING Services) in 2001, Mr. Fullam worked at State Street Bank in various capacities during the period from 1987 through 2001.

Denise R. Sisk.    Ms. Sisk, age 42, has been the Treasurer and Chief Accounting Officer of the Collective Trust since November 2008. Ms. Sisk has served as a Vice President of State Street Global Advisors since September 2005 and as the Department Head of its Fiduciary Group since October 2008. From 2001 to 2005, Ms. Sisk served as a Senior Vice President and Division Counsel of the Institutional Division of CitiStreet LLC (now ING Services). From 1992 to 2000, Ms. Sisk served as Vice President and Associate Counsel of the Legal Division of State Street Bank.

The officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from State Street Bank or its affiliates.

Directors of State Street

The Collective Trust does not have a board of directors. The Collective Trust is a trust with a corporate trustee, which is State Street, a wholly owned subsidiary of State Street Bank. The board of directors of State Street consists of eight directors. For purposes of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission adopted under that Act, the board of directors of State Street has responsibility for the functions with respect to audit matters relating to the Collective Trust. Each member of the board of directors of State Street is an employee of State Street Bank or its affiliates. The following is a biographical summary of the experience of each of the directors of State Street, including age as of March 1, 2009:

Daniel J. Bouchard.    Mr. Bouchard, age 47, is a Senior Managing Director of State Street Bank and a Clerk of State Street. Mr. Bouchard joined State Street Bank in July 1997. He has worked in the Securities Finance Division of State Street Bank since 1998, where, prior to becoming a Senior Managing Director, he served as a Vice President and a Senior Vice President. Mr. Bouchard has served as a director of State Street since October 2004.

Monet T. Ewing.    Ms. Ewing, age 46, is the President and Chief Executive Officer of the Collective Trust and has served in such capacity since July 2008. Ms. Ewing has served as a Vice President of State Street Global Advisors, a division of State Street Bank, in its Fiduciary Group from 2002 to present. From 1994 to 2001, Ms. Ewing served as Vice President and Associate Counsel for State Street Bank’s Legal Division.

Nancy E. Grady.    Ms. Grady, age 48, is a Senior Vice President of State Street Corporation, and is the President and Chairman of the Board and a member of the Board of Directors of State Street. Ms. Grady joined State Street Corporation in 1983, and worked in the Mutual Funds Services Division until 2004. Ms. Grady is currently responsible for Accounting Operations at State Street. Prior to that, she worked in the Institutional Investor Services area at State Street Bank. Ms. Grady has served as a director of State Street since January 2005.

Thomas P. Kelly.    Mr. Kelly, age 52, is the Senior Managing Director at State Street Global Advisors, a division of State Street Bank, a position he has held since November 2002. Mr. Kelly joined State Street Corporation in 1979. He has served as a Director of State Street since January 2005.

Nancy H. Loucks.    Ms. Loucks, age 52, is an Executive Vice President in Enterprise Risk Management at State Street Bank. Ms. Loucks joined State Street Bank in 1980 and has held positions of increasing responsibility in Enterprise Risk Management since 1995. She has served as a director of State Street since October 2004.

Scott W. Olson.    Mr. Olson, age 49, is the Senior Managing Director and Global Manager of Alternative Products and Structures of State Street Bank’s Securities Finance division, and is an Executive Vice President of State Street. Prior to joining the Securities Finance division of State Street Bank in 2006, Mr. Olson served as the Associate General Counsel in State Street Bank’s Legal division beginning in 1997. Mr. Olson has served as a director of State Street since October 2004.

William F. Weihs.    Mr. Weihs, age 50, is a Senior Vice President of State Street Corporation, a position he has held since June 2007, and the Treasurer of State Street. Prior to his appointment as a Senior Vice President, Mr. Weihs was a Vice President of State Street Bank since he was hired in 1997. Mr. Weihs has served as a director of State Street since November 2004.

Mary Moran Zeven.    Ms. Zeven, age 48, is the Senior Vice President and Senior Managing Counsel at State Street Bank, a position she has held since September 2002. Ms. Zeven has been a member of State Street’s Board of Directors since June 2007.

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

State Street Bank has adopted, and State Street has ratified the adoption of, a Code of Ethics for Financial Officers which applies to State Street Bank’s Chief Executive Officer, Chief Financial Officer, Controller and other financial officers, including all of the officers of the Collective Trust. A copy of the Code of Ethics is available at www.statestreet.com. The Collective Trust will provide a free copy of the Code of Ethics upon written request to State Street Bank and Trust Company, ABA Retirement Funds, One Heritage Drive, North Quincy, Massachusetts 02171. The Collective Trust intends to post on the web site, www.statestreet.com, any amendments to, or waivers from, the Code of Ethics applicable to the officers referred to above.

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

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the principal auditor for the Collective Trust, for the audits of the Collective Trust’s annual financial statements and the effectiveness of internal control over financial reporting, and for the review of financial statements included in the Collective Trust’s quarterly reports filed on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements (such as comfort letters, statutory audits, attest services, consents and services to comply with generally accepted auditing standards) were $685,000 and $610,000 for the fiscal years ended December 31, 2008 and 2007, respectively.

Audit Fees consist of fees for professional services rendered for the audit of the Collective Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

The aggregate fees billed for assurance and related services provided to the Collective Trust by PwC that are reasonably related to the performance of the audit or review of the Collective Trust’s financial statements and not reported under “Principal Accountant Fees and Services—Audit Fees” were $0 and $0 for the fiscal years ended December 31, 2008 and 2007, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by PwC to the Collective Trust for tax compliance, tax advice and tax planning were $0 and $0 for the fiscal years ended December 31, 2008 and 2007, respectively.

All Other Fees

The aggregate fees billed by PwC to the Collective Trust for any products and services not disclosed above were $0 and $0 for the fiscal years ended December 31, 2008 and 2007, respectively.

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

3.	Exhibits are listed under Item 15(b) below.

ITEM 15(b).	Exhibits, including those incorporated by reference:

Exhibit No.	Description of Document
3.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust by State Street Bank and Trust Company, amended and restated December 5, 1991, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 33-50080 and incorporated herein by reference thereto.

3.2.1	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust by State Street Bank and Trust Company dated July 31, 1995, included as Exhibit 3.2 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

3.2.2	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated July 15, 2002, included as Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

3.2.3	American Bar Association Members/State Street Collective Trust, Amendment to Declaration of Trust dated effective December 1, 2004, included as Exhibit 3.2.3 to Registrant’s Current Report on Form 8-K, filed November 5, 2004 and incorporated herein by reference thereto.

3.3	American Bar Association Members/State Street Collective Trust, Seventh Amended Fund Declaration for the Stable Asset Return Fund, dated January 23, 2009, included as Exhibit 3.3 to Registrant’s Amendment No. 1 to Form S-1 Registration Statement No. 333-155737 and incorporated herein by reference thereto.
3.4	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Intermediate Bond Fund, included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.
3.5	American Bar Association Members/State Street Collective Trust, Eighth Amended and Restated Fund Declaration for the Balanced Fund, included as Exhibit 3.5.2 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.
3.6	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Large-Cap Value Equity Fund, included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.
3.7	American Bar Association Members/State Street Collective Trust, Eighth Amended and Restated Fund Declaration for the Large-Cap Growth Equity Fund, included as Exhibit 3.7 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.
3.8	American Bar Association Members/State Street Collective Trust, Sixth Amended and Restated Fund Declaration for the Index Equity Fund, included as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 and incorporated herein by reference thereto.
3.9	American Bar Association Members/State Street Collective Trust, Ninth Amended and Restated Fund Declaration for the Small-Cap Equity Fund, included as Exhibit 3.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference thereto.
3.10	American Bar Association Members/State Street Collective Trust, Seventh Amended and Restated Fund Declaration for the International Equity Fund, included as Exhibit 3.10 to Registrant’s Amendment No. 1 to Form S-1 Registration Statement No. 333-141236 and incorporated herein by reference thereto.
3.11	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Mid-Cap Growth Equity Fund, included as Exhibit 3.12 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.
3.12	American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Mid-Cap Value Equity Fund, included as Exhibit 3.13 to Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
3.13	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective December 1, 2004, included as Exhibit 3.13 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.
3.14	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations dated February 17, 2005, included as Exhibit 3.15 to Registrant’s Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference thereto.

3.15	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective as of October 1, 2005, included as Exhibit 3.16 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

3.16	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Retirement Date Funds, included as Exhibit 3.17 to Registrant’s Amendment No. 1 to Form S-1 Registration Statement No. 333-141236 and incorporated herein by reference thereto.

3.17	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective as of August 1, 2006, included as Exhibit 3.18 to Registrant’s Form S-1 Registration Statement No. 333-132571 and incorporated herein by reference thereto.

3.18	American Bar Association Members/State Street Collective Trust, Fund Declaration for the Index Funds (excluding the Index Equity Fund), included as Exhibit 3.18 to Registrant’s Amendment No. 1 to Form S-1 Registration Statement No. 333-157737 and incorporated herein by reference thereto.

3.19	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective as of February 2, 2009, included as Exhibit 3.3 to Registrant’s Amendment No. 1 to Form S-1 Registration Statement No. 333-155737 and incorporated herein by reference thereto.

4.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust and Fund Declaration for each Fund and the Retirement Date Funds, included in Exhibits No. 3.1 through 3.19 above.

10.1	Trust Agreement of the American Bar Association Members Retirement Trust, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.2	Trust Agreement of the American Bar Association Members Pooled Trust for Retirement Plans, amended and restated as of January 1, 1992, by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.3	Amendment to the American Bar Association Members Retirement Trust dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.3 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.3.1	Amendment Number Three to the American Bar Association Members Retirement Trust dated January 24, 2006 by and between ABA Retirement Funds and State Street Bank and Trust Company, included as Exhibit 10.3.1 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.4	Amendment to the American Bar Association Members Pooled Trust for Retirement Plans dated July 31, 1995 by and between the American Bar Retirement Association and State Street Bank and Trust Company, included as Exhibit 10.4 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.
10.4.1	Amendment Number Three to the American Bar Association Members Pooled Trust for Retirement Plans dated January 24, 2006 by and between ABA Retirement Funds and State Street Bank and Trust Company, included as Exhibit 10.4.1 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.
10.5	American Bar Association Members Retirement Plan—Basic Plan Document No. 1 as amended and related adoption agreements, included as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.
10.6	American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.
10.7.1	Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.
10.7.2	Amendment No. 1 effective December 1, 2004, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.2 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.
10.7.3	Amendment No. 2 effective April 1, 2005, to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.3 to Registrant’s Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference thereto.
10.7.4	Amendment No. 3 dated August 18, 2005 to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and the American Bar Retirement Association, included as Exhibit 10.7.3 to Registrant’s Current Report on Form 8-K filed August 23, 2005 and incorporated herein by reference thereto.
10.7.5	Amendment No. 4 dated January 24, 2006 to the Administrative and Investment Services Agreement effective January 1, 2003, between State Street Bank and Trust Company and ABA Retirement Funds, included as Exhibit 10.7.5 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.
10.7.6	Amendment No. 5 dated April 13, 2006 to the Administrative and Investment Services Agreement effective January 1, 2003 between State Street Bank and Trust Company and ABA Retirement Funds, included as Exhibit 10.7.6 to Registrant’s Form S-1 Registration Statement No. 333-132571 and incorporated herein by reference thereto.
10.7.7	Amendment No. 6 dated September 29, 2008 to the Administrative and Investment Services Agreement effective January 1, 2003 between State Street Bank and Trust Company and ABA Retirement Funds, included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2008 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.7.8	Notice of Termination from State Street Bank and Trust Company to ABA Retirement Funds, dated December 19, 2008, included as Exhibit 10.7.8 to Registrant’s Current Report on Form 8-K filed December 24, 2008 and incorporated herein by reference thereto.
10.7.9	Amendment No. 7 dated January 23, 2009 to the Administrative and Investment Services Agreement effective January 1, 2003 between State Street Bank and Trust Company and ABA Retirement Funds, included as Exhibit 10.7.9 to Registrant’s Amendment No. 1 to Form S-1 Registration Statement No. 333-155737 and incorporated herein by reference thereto.
10.7.10	Letter dated January 30, 2009 from ABA Retirement Funds to State Street Bank and Trust Company of New Hampshire, included as Exhibit 10.7.10 to Registrant’s Current Report on Form 8-K filed on February 5, 2009 and incorporated herein by reference thereto.

10.8	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.8.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.8.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.9	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.9.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.10	Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.10.1	Amendment dated July 16, 2004 to Investment Advisor Agreement dated July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto.

10.10.2	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC, included as Exhibit 10.13.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.11	Investment Advisor Agreement effective as of June 30, 1997 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

10.11.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.14.1 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.12	Investment Advisor Agreement effective as of July 31, 1995 by and between State Street Bank and Trust Company and Sanford C. Bernstein & Co., Inc., included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 33-92120 and incorporated herein by reference thereto.

10.12.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Alliance Capital Management L.P., included as Exhibit 10.15.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.13	Investment Advisor Agreement effective as of May 8, 2002 by and between State Street Bank and Trust Company and Turner Investment Partners, included as Exhibit 10.19 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.13.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Turner Investment Partners, included as Exhibit 10.19.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.14	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and Philadelphia International Advisors, LP, included as Exhibit 10.20 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.14.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Philadelphia International Advisors, LP, included as Exhibit 10.20.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.15	Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.15.1	First Amendment to the Investment Advisor Agreement effective as of April 3, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21.1 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

10.15.2	Letter Agreement dated May 12, 2004 relating to Investment Advisor Agreement effective as of April 1, 2003 by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto.

10.15.3	Amendment, dated October 26, 2004 to the Investment Advisor Agreement dated April 1, 2003, by and between State Street Bank and Trust Company and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by reference thereto.

10.15.4	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and JPMorgan Fleming Asset Management (London) Limited, included as Exhibit 10.21.4 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.15.5	Letter Amendment to the Investment Management Agreement dated January 13, 2009 by and between State Street Bank and Trust Company of New Hampshire (as assignee from State Street Bank and Trust Company) and JPMorgan Asset Management (UK) Limited (f/k/a J.P. Morgan Fleming Asset Management (London) Limited), included as Exhibit 10.15.5 to Registrant’s Amendment No. 1 to Form S-1 Registration Statement No. 333-155737 and incorporated herein by reference thereto.

10.16	Investment Advisor Agreement effective as of June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.22 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.16.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC, included as Exhibit 10.22.1 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.17	Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.23 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.18	Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management LLC, included as Exhibit 10.24 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.19	Agreement for Trustee Services between State Street Bank and Trust Company and State Street Bank and Trust Company of New Hampshire effective December 1, 2004, included as Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.20	Guaranty made as of December 1, 2004 by State Street Bank and Trust Company in favor of the American Bar Association Member/State Street Collective Trust, included as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.21	Investment Advisor Agreement effective as of December 1, 2004 by and between State Street Bank and Trust Company and Wellington Management Company, LLP, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed November 1, 2004 and incorporated herein by reference thereto.

10.21.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Wellington Management Company, LLP, included as Exhibit 10.27.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.
10.22	Investment Advisor Agreement effective as of December 1, 2004 by and between State Street Bank and Trust Company and Smith Asset Management Group, L.P., included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed November 1, 2004 and incorporated herein by reference thereto.
10.22.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Smith Asset Management Group, L.P., included as Exhibit 10.28.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document
10.23	Investment Advisor Agreement effective as of March 1, 2006 by and between State Street Bank and Trust Company of New Hampshire and T. Rowe Price Associates, Inc., included as Exhibit 10.29 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.
10.24	Investment Advisory Services Agreement dated January 24, 2006 by and among the American Bar Retirement Association (now called ABA Retirement Funds), State Street Bank and Trust Company and CitiStreet Advisors LLC, included as Exhibit 10.30 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.
10.25	Investment Advisor Agreement effective as of November 1, 2006 by and between State Street Bank and Trust Company of New Hampshire and Wellington Management Company, LLP, included as Exhibit 10.31 to Registrant’s Current Report on Form 8-K filed October 4, 2006 and incorporated herein by reference thereto.
10.26	Fiduciary Investment Services Agreement dated August 15, 2008 by and among ABA Retirement Funds, The Northern Trust Company and Northern Trust Investments, N.A., a wholly-owned subsidiary of Northern Trust, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2008 and incorporated herein by reference thereto.
10.27	Program Services Agreement by and among ABA Retirement Funds, ING Life Insurance and Annuity Company and ING Institutional Plan Services, LLC, dated December 6, 2008, included as Exhibit 10.27 to Registrant’s Current Report on Form 8-K filed December 24, 2008 and incorporated herein by reference thereto.
24.1*	Power of Attorney.
31.1*	Certification of Monet T. Ewing pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Robert E. Fullam pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Monet T. Ewing pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Robert E. Fullam pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Determination Letter from the Internal Revenue Service dated March 9, 1992, included as Exhibit 99.1 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

*	Filed herewith.

ITEM 15(c).     Financial statement schedules and financial statements.

See page F-1 for an index to the Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

Date: March 27, 2009	By:	/s/ Monet T. Ewing
	Name:	Monet T. Ewing
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2009.

Signature	Title

/s/ Monet T. Ewing Monet T. Ewing	President and Chief Executive Officer of the American Bar Association Members/State Street Collective Trust (Principal Executive Officer)

/s/ Robert E. Fullam Robert E. Fullam	Vice President and Chief Financial Officer of the American Bar Association Members/State Street Collective Trust (Principal Financial Officer)

/s/ Denise R. Sisk Denise R. Sisk	Treasurer and Chief Accounting Officer of the American Bar Association Members/State Street Collective Trust (Principal Accounting Officer)

/s/ Daniel J. Bouchard * Daniel J. Bouchard	Director of State Street Bank and Trust Company of New Hampshire

/s/ Monet T. Ewing Monet T. Ewing	Director of State Street Bank and Trust Company of New Hampshire

/s/ Nancy E. Grady * Nancy E. Grady	President, Chairman and Director of State Street Bank and Trust Company of New Hampshire

/s/ Thomas P. Kelly * Thomas P. Kelly	Director of State Street Bank and Trust Company of New Hampshire

/s/ Nancy H. Loucks * Nancy H. Loucks	Director of State Street Bank and Trust Company of New Hampshire

Signature	Title

/s/ Scott W. Olson* Scott W. Olson	Executive Vice President and Director of State Street Bank and Trust Company of New Hampshire

/s/ William F. Weihs* William F. Weihs	Treasurer and Director of State Street Bank and Trust Company of New Hampshire

/s/ Mary Moran Zeven* Mary Moran Zeven	Director of State Street Bank and Trust Company of New Hampshire

*By	/s/ Robert E. Fullam
Name:	Robert E. Fullam
Attorney-in-Fact

American Bar Association Members/State Street Collective Trust

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders of the

American Bar Association Members/

State Street Collective Trust:

In our opinion, the accompanying financial statements listed in the index referenced under Item 15(a)(1) present fairly, in all material respects, the financial position of each of the Balanced Fund, Index Equity Fund, Intermediate Bond Fund, International Equity Fund, Large-Cap Growth Equity Fund, Large-Cap Value Equity Fund, Mid-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Small-Cap Equity Fund, Stable Asset Return Fund, Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund, and 2040 Retirement Date Fund (each hereafter referred to as a “Fund”) constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the “Collective Trust”) at December 31, 2008, and the results of each of their operations, the changes in each of their net assets, and the financial highlights for each of the periods indicated in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Also in our opinion, the Collective Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Collective Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9(a). Our responsibility is to express opinions on these financial statements and on the Collective Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 27, 2009

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

	December 31, 2008
Assets
Investments, at value (cost $182,318,829)	$142,422,369	(a)
Investments in affiliated issuers, at value (cost $19,848,121)	18,700,542
American Bar Association Members/State Street Collective Trust investment fund, at value:
Intermediate Bond Fund (cost $111,237,349 and units of 5,985,357)	131,588,669	(b)
Cash	29,679
Receivable for investments sold	372,838
Receivable for fund units sold	364,254
Dividends receivable	407,612
Tax reclaims receivable	8,899

Total assets	293,894,862

Liabilities
Payable for cash collateral received on securities loaned	14,928,834
Payable for investments purchased	71,299
Payable for fund units redeemed	737,092
Investment advisory fee payable	96,124
State Street Bank and Trust Company—program fee payable	43,096
Trustee, management and administration fees payable	14,269
ABA Retirement Funds—program fee payable	5,874
Other accruals	45,364

Total liabilities	15,941,952

Net Assets (equivalent to $68.09 per unit based on 4,081,965 units outstanding)	$277,952,910

(a)	Includes securities on loan with a value of $14,549,335 (see Note 6).
(b)	Indicates an affiliated issuer.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Operations

For the year ended December 31, 2008
Investment income
Dividends (net of foreign tax expense of $11,352)	$3,802,664
Dividends—affiliated issuers	130,133
Securities lending income	233,350

Total investment income	4,166,147

Expenses
State Street Bank and Trust Company—program fee	686,064
Investment advisory fee	487,040
Trustee, management and administration fees	198,793
ABA Retirement Funds—program fee	89,890
Legal and audit fees	52,631
Compliance consultant fees	47,266
Reports to unitholders	25,461
Registration fees	6,845
Other fees	29,949

Total expenses	1,623,939

Net investment income (loss)	2,542,208

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(40,317,215)
Intermediate Bond Fund	6,689,131

Net realized gain (loss)	(33,628,084)

Change in net unrealized appreciation (depreciation)	(62,899,351)

Net realized and unrealized gain (loss)	(96,527,435)

Net increase (decrease) in net assets resulting from operations	$(93,985,227)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$2,507,203	$2,542,208
Net realized gain (loss)	40,359,758	(33,628,084)
Change in net unrealized appreciation (depreciation)	(29,972,184)	(62,899,351)

Net increase (decrease) in net assets resulting from operations	12,894,777	(93,985,227)

From unitholder transactions
Proceeds from units issued	53,154,768	60,200,751
Cost of units redeemed	(100,122,948)	(101,594,335)

Net increase (decrease) in net assets from unitholder transactions	(46,968,180)	(41,393,584)

Net increase (decrease) in net assets	(34,073,403)	(135,378,811)
Net Assets
Beginning of year	447,405,124	413,331,721

End of year	$413,331,721	$277,952,910

Number of units
Outstanding-beginning of year	5,127,643	4,610,378
Issued	590,190	737,815
Redeemed	(1,107,455)	(1,266,228)

Outstanding-end of year	4,610,378	4,081,965

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2004	2005	2006	2007	2008
Investment income†	$1.25	$0.71	$0.84	$0.96	$0.95
Expenses(†)††	(0.42)	(0.36)	(0.43)	(0.45)	(0.37)

Net investment income (loss)	0.83	0.35	0.41	0.51	0.58
Net realized and unrealized gain (loss)	4.37	3.50	5.82	1.89	(22.14)

Net increase (decrease) in unit value	5.20	3.85	6.23	2.40	(21.56)
Net asset value at beginning of year	71.97	77.17	81.02	87.25	89.65

Net asset value at end of year	$77.17	$81.02	$87.25	$89.65	$68.09

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.58%	0.46%	0.51%	0.50%	0.46%
Ratio of net investment income (loss) to average net assets(a)	1.13%	0.46%	0.49%	0.57%	0.71%
Portfolio turnover†††	47%	22%	18%	24%	32%
Total return	7.23%	4.99%	7.69%	2.75%	(24.05)%
Net assets at end of year (in thousands)	$475,941	$468,940	$447,405	$413,332	$277,953

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds in which the Fund invests a portion of its assets and, with respect to periods commencing on July 1, 2004, does not include expenses charged to the Intermediate Bond Fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in the Intermediate Bond Fund commencing July 1, 2004, portfolio turnover reflects purchases and sales of the Intermediate Bond Fund in which the Fund invests a portion of its assets, rather than turnover of the underlying portfolio of the Intermediate Bond Fund.
(a)	Does not reflect net investment income from the portion of the Fund invested in the Intermediate Bond Fund which retains all net investment income and makes no distributions.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMON STOCK—51.1%
BASIC MATERIALS—2.1%
Chemicals—0.4%
Celanese Corp. Series A	13,800	$171,534
Ecolab, Inc.	7,300	256,595
Potash Corp. of Saskatchewan, Inc.	9,200	673,624

		1,101,753

Iron/Steel—0.8%
Allegheny Technologies, Inc.(a)	43,200	1,102,896
Cliffs Natural Resources, Inc.(a)	14,400	368,784
Nucor Corp.	19,600	905,520

		2,377,200

Mining—0.9%
Barrick Gold Corp.	65,400	2,404,758

		5,883,711

COMMUNICATIONS—7.7%
Advertising—0.6%
Omnicom Group, Inc.(a)	59,400	1,599,048

Internet—1.8%
eBay, Inc.*	23,100	322,476
Google, Inc.*	12,600	3,876,390
Yahoo!, Inc.*	67,300	821,060

		5,019,926

Media—1.9%
CBS Corp. Class B(a)	84,850	694,921
Comcast Corp.	31,350	529,188
Gannett Co., Inc.(a)	35,900	287,200
Time Warner Cable, Inc. Class A*(a)	42,600	913,770
Time Warner, Inc.(a)	42,400	426,544
Viacom, Inc. Class B*	27,450	523,197
Walt Disney Co.	81,800	1,856,042

		5,230,862

Telecommunication—3.4%
American Tower Corp. Class A*	54,300	1,592,076
AT&T, Inc.	93,000	2,650,500
Ciena Corp.*(a)	12,500	83,750
Cisco Systems, Inc.*	156,800	2,555,840
Polycom, Inc.*	36,600	494,466
Qualcomm, Inc.	49,700	1,780,751

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
tw telecom, Inc.*(a)	31,800	$269,346

		9,426,729

		21,276,565

CONSUMER, CYCLICAL—4.7%
Airlines—0.2%
Southwest Airlines Co.(a)	74,000	637,880

Apparel—0.2%
Hanesbrands, Inc.*(a)	54,687	697,259

Auto Manufacturers—0.3%
Honda Motor Co. Ltd. (ADR)	32,900	702,086

Auto Parts & Equipment—0.1%
Johnson Controls, Inc.	19,000	345,040

Leisure Time—0.3%
Carnival Corp. (Unit)	31,000	753,920

Lodging—0.3%
Las Vegas Sands Corp.*(a)	60,100	356,393
Wynn Resorts Ltd.*(a)	9,100	384,566

		740,959

Retail—3.0%
Best Buy Co., Inc.	25,700	722,427
Costco Wholesale Corp.	9,700	509,250
Home Depot, Inc.	38,400	883,968
Lowe’s Cos., Inc.	38,500	828,520
Nordstrom, Inc.(a)	41,100	547,041
Target Corp.(a)	98,100	3,387,393
Urban Outfitters, Inc.*(a)	25,800	386,484
Wal-Mart Stores, Inc.	19,500	1,093,170

		8,358,253

Toys/Games/Hobbies—0.3%
Nintendo Co. Ltd. (ADR)	16,600	792,650

		13,028,047

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2008

	Shares	Value
CONSUMER, NON-CYCLICAL—15.7%
Agriculture—1.9%
Altria Group, Inc.	79,300	$1,194,258
Monsanto Co.	13,200	928,620
Philip Morris International, Inc.	72,300	3,145,773

		5,268,651

Beverages—1.6%
Coca-Cola Co.	16,300	737,901
PepsiCo, Inc.	68,600	3,757,222

		4,495,123

Biotechnology—2.5%
Celgene Corp.*	62,300	3,443,944
Genentech, Inc.*	43,500	3,606,585

		7,050,529

Commercial Services—0.8%
Apollo Group, Inc. Class A*	14,500	1,110,990
Iron Mountain, Inc.*(a)	13,900	343,747
Monster Worldwide, Inc.*(a)	38,100	460,629
Visa, Inc. Class A(a)	5,000	262,250

		2,177,616

Food—2.2%
Kraft Foods, Inc. Class A	126,000	3,383,100
Sara Lee Corp.	232,900	2,280,091
Unilever NV (New York Shares) (ADR)	18,900	463,995

		6,127,186

Healthcare-Products—1.5%
Baxter International, Inc.	65,000	3,483,350
Medtronic, Inc.	25,900	813,778

		4,297,128

Healthcare-Services—1.3%
Aetna, Inc.	1,700	48,450
DaVita, Inc.*	45,700	2,265,349
UnitedHealth Group, Inc.	45,600	1,212,960

		3,526,759

Household Products—0.1%
Kimberly-Clark Corp.	5,600	295,344

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2008

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals—3.8%
Abbott Laboratories	47,300	$2,524,401
Allergan, Inc.	52,200	2,104,704
AstraZeneca PLC (ADR)(a)	22,453	921,247
BioMarin Pharmaceutical, Inc.*(a)	14,200	252,760
Cardinal Health, Inc.	41,500	1,430,505
Forest Laboratories, Inc.*	26,000	662,220
Gilead Sciences, Inc.*	15,000	767,100
Pfizer, Inc.	26,000	460,460
Sanofi-Aventis (ADR)	15,300	492,048
Teva Pharmaceutical Industries Ltd. (ADR)(a)	20,200	859,914

		10,475,359

		43,713,695

ENERGY—3.9%
Energy-Alternate Sources—0.3%
First Solar, Inc.*(a)	5,700	786,372

Oil & Gas—2.7%
Anadarko Petroleum Corp.	9,500	366,225
Chevron Corp.	20,270	1,499,372
ConocoPhillips	18,600	963,480
EOG Resources, Inc.	4,400	292,952
Exxon Mobil Corp.	16,966	1,354,396
Marathon Oil Corp.	62,800	1,718,208
Royal Dutch Shell PLC Class A (ADR)	19,900	1,053,506
Royal Dutch Shell PLC Class B (ADR)(a)	3,000	154,290

		7,402,429

Oil & Gas Services—0.7%
Baker Hughes, Inc.	12,340	395,744
Schlumberger Ltd.	39,492	1,671,696

		2,067,440

Pipelines—0.2%
Kinder Morgan Management LLC*	7,855	314,043
Williams Cos., Inc.	16,000	231,680

		545,723

		10,801,964

FINANCIAL—6.3%
Banks—1.3%
Bank of America Corp.	12,900	181,632
Wells Fargo & Co.	111,552	3,288,553

		3,470,185

Diversified Financial Services—2.7%
Goldman Sachs Group, Inc.	38,100	3,215,259

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2008

	Shares	Value
FINANCIAL (Continued)
Diversified Financial Services (Continued)
JPMorgan Chase & Co.	127,552	$4,021,715
T Rowe Price Group, Inc.(a)	6,800	240,992

		7,477,966

Insurance—1.4%
ACE Ltd.	9,100	481,572
Aflac, Inc.	19,000	870,960
Berkshire Hathaway, Inc. Class A*(a)	12	1,159,200
Progressive Corp.	77,700	1,150,737
RenaissanceRe Holdings Ltd.(a)	5,300	273,268

		3,935,737

Savings & Loans—0.9%
Astoria Financial Corp.	22,900	377,392
Hudson City Bancorp, Inc.	137,300	2,191,308

		2,568,700

		17,452,588

INDUSTRIAL—6.6%
Aerospace & Defense—0.6%
United Technologies Corp.	29,600	1,586,560

Building Materials—0.3%
Vulcan Materials Co.(a)	11,800	821,044

Electrical Components & Equipment—0.3%
Emerson Electric Co.	16,100	589,421
Energizer Holdings, Inc.*(a)	4,400	238,216

		827,637

Electronics—0.5%
Agilent Technologies, Inc.*	30,900	482,967
Flextronics International Ltd.*	88,700	227,072
Jabil Circuit, Inc.	106,000	715,500

		1,425,539

Engineering & Construction—0.8%
Fluor Corp.	47,100	2,113,377
Jacobs Engineering Group, Inc.*	4,900	235,690

		2,349,067

Miscellaneous Manufacturing—2.2%
Danaher Corp.	6,800	384,948
General Electric Co.	272,700	4,417,740

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2008

	Shares	Value
INDUSTRIAL (Continued)
Miscellaneous Manufacturing (Continued)
Illinois Tool Works, Inc.(a)	40,600	$1,423,030

		6,225,718

Transportation—1.9%
FedEx Corp.	9,000	577,350
Union Pacific Corp.	9,900	473,220
United Parcel Service, Inc. Class B	74,900	4,131,484

		5,182,054

		18,417,619

TECHNOLOGY—3.6%
Computers—1.4%
Apple, Inc.*	13,600	1,160,760
Brocade Communications Systems, Inc.*	237,200	664,160
Cognizant Technology Solutions Corp. Class A*	20,100	363,006
Dell, Inc.*(a)	37,800	387,072
Hewlett-Packard Co.	13,800	500,802
International Business Machines Corp.	5,700	479,712
NetApp, Inc.*	28,300	395,351

		3,950,863

Semiconductors—0.6%
Intel Corp.	25,500	373,830
KLA-Tencor Corp.(a)	35,500	773,545
Lam Research Corp.*	9,300	197,904
Microchip Technology, Inc.(a)	12,200	238,266

		1,583,545

Software—1.6%
Adobe Systems, Inc.*	26,300	559,927
Cerner Corp.*(a)	24,600	945,870
Microsoft Corp.	71,700	1,393,848
Oracle Corp.*	14,500	257,085
Paychex, Inc.	52,700	1,384,956

		4,541,686

		10,076,094

UTILITIES—0.5%
Electric—0.3%
Allegheny Energy, Inc.	11,800	399,548
Edison International	9,400	301,928

		701,476

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2008

	Shares	Value
UTILITIES (Continued)
Water—0.2%
American Water Works Co., Inc.(a)	29,600	$618,048

		1,319,524

TOTAL COMMON STOCK (cost $181,668,829)		141,969,807

CONVERTIBLE PREFERRED STOCK—0.2%
CONSUMER, NON-CYCLICAL—0.2%
Pharmaceuticals—0.2%
Schering-Plough Corp. 6%, 8/13/2010	2,600	452,562

TOTAL CONVERTIBLE PREFERRED STOCK (cost $650,000)		452,562

	Units	Value
INVESTMENT FUNDS—47.3%
American Bar Association Members/State Street Collective Trust Intermediate Bond Fund (cost $111,237,349)	5,985,357	131,588,669

SHORT-TERM INVESTMENTS—6.7%
Affiliated Funds—6.7%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	4,919,287	4,919,287
State Street Quality D Short Term Investment Fund(b)(c)	14,928,834	13,781,255

TOTAL SHORT-TERM INVESTMENTS (cost $19,848,121)		18,700,542

TOTAL INVESTMENTS—105.3% (cost $313,404,299)		292,711,580
Liabilities in excess of other assets—(5.3%)		(14,758,670)

NET ASSETS—100.0%		$277,952,910

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

	December 31, 2008
Assets
Investments, at value (cost $361,766,114)	$349,338,540	(a)
Investments in affiliated issuers, at value (cost $17,446,731)	16,906,843
Foreign currency, at value (cost $3,594,814)	3,593,659
Deposit with broker for open futures contracts	2,890,700
Deposit with broker for open swap contracts	38,580,000
Receivable for investments sold on delayed delivery basis	577,930,383
Receivable for investments sold	12,615,120
Receivable for fund units sold	263,853
Interest and dividends receivable	3,526,918
Gross unrealized appreciation of forward currency exchange contracts	47,045
Tax reclaims receivable	13,156
Swap contracts, at value	12,703,082

Total assets	1,018,409,299

Liabilities
Due to custodian	7,953,737
Payable for cash collateral received on securities loaned	7,023,383
Payable for investments purchased on a delayed delivery basis	478,457,066
Net payable for closed swap contracts	1,059,233
Payable for investments purchased	63,674,959
Payable for fund units redeemed	1,398,929
Swap contracts, at value	48,444,576
Due to broker for open futures contracts	881,000
Due to broker for open forward currency exchange contracts	2,795,000
Due to broker for open swap contracts	1,740,000
Due to broker for investments purchased or sold on a delayed delivery basis	3,320,000
Interest payable for closed swaps	28,194
Payable for futures variation margin	1,928,795
Gross unrealized depreciation of forward currency exchange contracts	559,764
Investment advisory fee payable	90,918
State Street Bank and Trust Company—program fee payable	120,360
Trustee, management and administration fees payable	39,421
ABA Retirement Funds—program fee payable	16,231
Other liabilities	46,354
Other accruals	107,701

Total liabilities	619,685,621

Net Assets (equivalent to $21.99 per unit based on 18,136,087 units outstanding)	$398,723,678

(a)	Includes securities on loan with a value of $6,881,225 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

For the year ended December 31, 2008
Investment income
Dividends	$256,128
Dividends—affiliated issuers	145,718
Interest—unaffiliated issuers (net of foreign taxes withheld of $12,752)	24,077,067
Securities lending income	129,861

Total investment income	24,608,774

Expenses
State Street Bank and Trust Company—program fee	1,519,742
Investment advisory fee	1,198,251
Trustee, management and administration fees	441,664
ABA Retirement Funds—program fee	199,210
Legal and audit fees	118,826
Compliance consultant fees	106,379
Reports to unitholders	57,304
Registration fees	15,404
Other fees	68,125

Total expenses	3,724,905

Net investment income (loss)	20,883,869

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	20,951,936
Foreign currency transactions	362,254
Futures contracts	3,702,409
Swap contracts	(2,578,950)
Written options	3,538,373

Net realized gain (loss)	25,976,022

Change in net unrealized appreciation (depreciation) on:
Investments	(18,149,691)
Foreign currency transactions	(893,427)
Futures contracts	3,999,333
Swap contracts	(22,102,551)

Change in net unrealized appreciation (depreciation)	(37,146,336)

Net realized and unrealized gain (loss)	(11,170,314)

Net increase (decrease) in net assets resulting from operations	$9,713,555

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$20,714,029	$20,883,869
Net realized gain (loss) from investments and foreign currency transactions	2,329,591	25,976,022
Change in net unrealized appreciation (depreciation)	13,482,991	(37,146,336)

Net increase (decrease) in net assets resulting from operations	36,526,611	9,713,555

From unitholder transactions
Proceeds from units issued	83,881,796	162,645,169
Cost of units redeemed	(93,765,533)	(257,996,679)

Net increase (decrease) in net assets from unitholder transactions	(9,883,737)	(95,351,510)

Net increase (decrease) in net assets	26,642,874	(85,637,955)
Net Assets
Beginning of year	457,718,759	484,361,633

End of year	$484,361,633	$398,723,678

Number of units
Outstanding-beginning of year	23,028,142	22,558,121
Issued	4,127,819	7,381,564
Redeemed	(4,597,840)	(11,803,598)

Outstanding-end of year	22,558,121	18,136,087

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2004	2005	2006	2007	2008
Investment income†	$0.46	$0.81	$0.96	$1.06	$1.21
Expenses(†)††	(0.14)	(0.15)	(0.16)	(0.16)	(0.18)

Net investment income (loss)	0.32	0.66	0.80	0.90	1.03
Net realized and unrealized gain (loss)	0.40	(0.29)	(0.08)	0.69	(0.51)

Net increase (decrease) in unit value	0.72	0.37	0.72	1.59	0.52
Net asset value at beginning of year	18.07	18.79	19.16	19.88	21.47

Net asset value at end of year	$18.79	$19.16	$19.88	$21.47	$21.99

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.78%	0.79%	0.84%	0.81%	0.84%
Ratio of net investment income (loss) to average net assets	1.71%	3.48%	4.14%	4.42%	4.73%
Portfolio turnover	453%	458%	389%	489%	806%
Total return	3.98%	1.97%	3.76%	8.00%	2.42%
Net assets at end of year (in thousands)	$441,709	$454,045	$457,719	$484,362	$398,724

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2008

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES—0.9%
Collateralized Mortgage Obligations (CMO)—0.8%
Bear Stearns Adjustable Rate Mortgage Trust 5.60% 2/25/2033(a)	$180,429	$145,163
Bear Stearns Alt-A Trust 5.37% 5/25/2035(a)	961,683	664,259
Bear Stearns Second Lien Trust 0.69% 12/25/2036(a)(b)	1,599,602	1,001,244
CS First Boston Mortgage Securities Corp. 5.67% 5/25/2032(a)	21,579	17,616
Merrill Lynch Mortgage Investors Trust 0.68% 2/25/2036(a)	704,840	374,990
Residential Asset Securitization Trust 5.50% 1/25/2034	589,177	579,132
Residential Funding Mortgage Securities I 6.50% 3/25/2032	142,464	136,543
Salomon Brothers Mortgage Securities VII, Inc. 0.97% 5/25/2032(a)(b)	90,959	77,955
Washington Mutual Mortgage Pass Through Certificates 0.76% 7/25/2045(a)	600,263	278,573
Washington Mutual Mortgage Securities Corp. 5.81% 2/25/2033(a)	13,810	11,210

		3,286,685

Other Asset-Backed—0.1%
CVS Caremark Corp. 6.20% 10/10/2025(b)	60,488	49,978
Ras Laffan Liquefied Natural Gas Co., Ltd. 8.29% 3/15/2014(b)	255,000	229,500

		279,478

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $4,948,652)		3,566,163

U.S. GOVERNMENT & AGENCY OBLIGATIONS—49.1%
AGENCY MORTGAGE BACKED SECURITIES—35.1%
Federal Home Loan Mortgage Corp. (FHLMC)—4.5%
FHLMC
Zero Coupon 1/28/2009	3,300,000	3,299,802
3.65% 7/25/2044(a)	2,891,048	2,607,447
5.00% 11/1/2036	2,766,412	2,830,935
5.50% 7/1/2035 TBA	3,000,000	3,070,314
6.75% 3/15/2031	2,600,000	3,812,739
7.00% 9/1/2037	1,225,073	1,243,402
7.50% 7/1/2021—9/1/2032	651,218	690,109
8.00% 11/1/2029—6/1/2031	182,702	194,404
8.50% 3/1/2030—10/1/2030	51,253	55,288
9.50% 4/15/2020	7,138	7,616
10.00% 9/1/2017—11/1/2020	31,730	34,628
10.50% 12/1/2020—2/1/2021	5,891	6,714
11.00% 9/1/2020	3,254	3,767

		17,857,165

Federal National Mortgage Association (FNMA)—20.8%
FNMA
4.00% 7/1/2018—4/1/2020	9,433,409	9,595,183
4.50% 6/1/2019—3/1/2038 TBA	51,577,762	52,175,845
5.00% 2/1/2019—4/1/2037 TBA	8,050,852	8,312,693
5.42% 4/1/2032(a)	93,884	95,040
5.50% 10/1/2033—9/1/2038 TBA(j)	402,705	680,729

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2008

	Principal Amount	Value
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA) (Continued)
6.00% 4/1/2016—9/1/2036 TBA	$532,269	$556,670
6.32% 6/15/2027	1,300,000	1,425,901
6.50% 4/1/2029—3/1/2038 TBA	4,217,679	4,404,831
6.63% 11/15/2030(c)	1,500,000	2,165,703
7.00% 1/1/2030—6/1/2032	1,046,039	1,113,012
7.50% 3/1/2030—2/1/2032	302,622	320,462
8.00% 5/1/2029—4/1/2032	742,162	787,650
8.50% 9/25/2020—1/1/2031	829,965	897,245
9.50% 4/1/2030	111,664	123,215
10.00% 5/1/2022—11/1/2024	75,015	83,046
10.50% 10/1/2018	13,102	14,940
11.00% 9/1/2019	17,835	20,369
11.50% 11/1/2019	3,395	3,933

		82,776,467

Government National Mortgage Association (GNMA)—9.8%
GNMA
4.63% 7/20/2025—9/20/2027(a)	84,309	83,374
5.00% 6/1/2035—5/20/2038 TBA	17,584,160	17,946,343
5.13% 10/20/2025—12/20/2027(a)	52,772	52,057
5.38% 2/20/2025—5/20/2025(a)	121,285	121,700
5.50% 2/1/2036 TBA	500,000	514,844
6.00% 6/1/2036—8/15/2038 TBA	909,482	946,993
6.50% 5/1/2034 TBA	18,000,000	18,714,384
9.00% 12/15/2017	38,754	42,368
9.50% 9/15/2017—12/15/2021	154,620	167,852
10.00% 3/15/2018—2/15/2025	330,341	365,661
10.50% 9/15/2015—3/15/2020	48,247	54,035
11.00% 12/15/2009—2/15/2025	60,159	65,935

		39,075,546

		139,709,178

U.S. GOVERNMENT OBLIGATIONS—14.0%
U.S. Treasury Bonds—4.4%
United States Treasury Bonds
5.00% 5/15/2037	1,100,000	1,593,797
6.75% 8/15/2026	1,400,000	2,111,593
7.13% 2/15/2023	4,900,000	7,108,827
7.25% 8/15/2022	900,000	1,308,515
8.00% 11/15/2021	1,800,000	2,729,250
8.13% 8/15/2019	1,900,000	2,808,141

		17,660,123

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2008

	Principal Amount		Value
U.S. GOVERNMENT OBLIGATIONS (Continued)
U.S. Treasury Inflation Indexed Bonds—2.7%
United States Treasury Inflation Indexed Bonds
1.75% 1/15/2028(d)		$4,307,016	$3,979,278
2.38% 1/15/2025—1/15/2027(d)		6,649,249	6,551,358

			10,530,636

U.S Treasury Interest/Principal Strips—6.9%
United States Treasury Interest Strips
8.00% 11/15/2021		4,000,000	2,588,432
United States Treasury Principal Strips
8.00% 11/15/2021		12,200,000	7,909,711
8.13% 5/15/2021		24,500,000	16,216,918
8.13% 8/15/2021(c)		1,300,000	852,075

			27,567,136

			55,757,895

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $186,828,765)			195,467,073

FOREIGN GOVERNMENT OBLIGATIONS—1.3%
France—0.3%
Government of France 5.75% 10/25/2032	EUR	600,000	1,062,804

Germany—1.0%
Federal Republic of Germany
4.25% 7/4/2039	EUR	2,000,000	3,157,413
6.25% 1/4/2030	EUR	500,000	930,339

			4,087,752

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $4,735,219)			5,150,556

MUNICIPALS—2.7%
California—0.9%
Los Angeles, CA, Community College District Election of 2003
Series E 5.00% 8/1/2031(e)		2,700,000	2,566,674
Series A 5.00% 8/1/2032(f)		1,200,000	1,122,696

			3,689,370

Illinois—0.8%
Chicago, IL, Transit Authority Transfer Tax Receipts Revenue
Series A 6.90% 12/1/2040		1,600,000	1,641,216
Series B 6.90% 12/1/2040		1,600,000	1,641,216

			3,282,432

Indiana—0.1%
Purdue University Revenues Student Fees Series W 5.00% 7/1/2024		500,000	505,280

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2008

	Principal Amount	Value
MUNICIPALS (Continued)
North Carolina—0.9%
North Carolina Infrastructure Finance Corp. Certificates of Participation Series A 5.00% 5/1/2025(e)	$3,300,000	$3,342,339

TOTAL MUNICIPALS (cost $10,577,869)		10,819,421

CORPORATE BONDS—26.0%
COMMUNICATIONS—0.6%
Telecommunication—0.6%
Motorola, Inc. 6.00% 11/15/2017	2,100,000	1,132,387
Qwest Corp. 6.50% 6/1/2017	1,500,000	1,110,000

		2,242,387

CONSUMER, CYCLICAL—1.5%
Retail—1.5%
Target Corp. 7.00% 1/15/2038	5,000,000	4,633,975
Wal-Mart Stores, Inc.
5.80% 2/15/2018	1,200,000	1,327,860
6.50% 8/15/2037	200,000	237,463

		6,199,298

CONSUMER, NON-CYCLICAL—0.1%
Food—0.1%
Kraft Foods, Inc. 6.88% 2/1/2038	400,000	399,722

ENERGY—1.5%
Coal—0.1%
Peabody Energy Corp. 7.88% 11/1/2026	300,000	247,500

Oil & Gas—1.3%
ConocoPhillips Australia Funding Co. 4.42% 4/9/2009(a)	5,168,000	5,162,113

Pipelines—0.1%
El Paso Corp. 7.00% 5/15/2011(c)	450,000	409,403

		5,819,016

FINANCIAL—22.0%
Banks—11.7%
American Express Centurion Bank 6.00% 9/13/2017	9,500,000	8,897,063
Bank of America Corp.
5.65% 5/1/2018	3,200,000	3,218,989
6.00% 9/1/2017	9,400,000	9,546,847
8.00% 12/29/2049(a)	2,700,000	1,942,078
Bank of America NA 2.84% 5/12/2010(a)	4,100,000	4,014,523
Barclays Bank PLC 6.05% 12/4/2017(b)	3,000,000	2,646,585

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2008

	Principal Amount		Value
FINANCIAL (Continued)
Banks (Continued)
Citigroup, Inc.
6.13% 11/21/2017		$900,000	$909,486
8.40% 10/30/2049(a)		5,800,000	3,829,682
Deutsche Bank AG 6.00% 9/1/2017		2,000,000	2,122,106
UBS AG 5.88% 12/20/2017		800,000	734,916
Wachovia Bank NA 2.33% 3/15/2016(a)		1,100,000	795,444
Wells Fargo & Co. 7.98% 12/31/2049(a)(c)		9,200,000	7,842,080

			46,499,799

Diversified Financial Services—9.1%
American Express Co. 7.00% 3/19/2018		3,600,000	3,640,118
American Honda Finance Corp. 2.25% 3/9/2009(a)(b)(c)		4,600,000	4,594,871
Bear Stearns Cos. LLC
5.70% 11/15/2014		900,000	878,674
6.40% 10/2/2017		400,000	415,671
6.95% 8/10/2012		2,900,000	3,011,862
7.25% 2/1/2018		900,000	986,270
Caterpillar Financial Services Corp. 2.22% 6/24/2011(a)		4,400,000	3,933,402
Goldman Sachs Group, Inc.
6.25% 9/1/2017		6,800,000	6,593,525
6.75% 10/1/2037		400,000	324,747
International Lease Finance Corp. Series Q 5.75% 6/15/2011		1,500,000	1,093,926
Lehman Brothers Holdings, Inc.
5.63% 1/24/2013(g)		5,300,000	503,500
6.88% 5/2/2018(g)		2,300,000	218,500
Merrill Lynch & Co., Inc. 6.40% 8/28/2017		4,100,000	4,107,655
Morgan Stanley
2.56% 5/7/2009(a)		200,000	196,735
4.62% 1/9/2014(a)		400,000	276,978
5.55% 4/27/2017		4,400,000	3,633,454
6.00% 4/28/2015		2,100,000	1,811,733

			36,221,621

Insurance—1.2%
American International Group, Inc. 8.25% 8/15/2018(b)		3,800,000	2,781,292
ASIF III Jersey Ltd. 0.95% 7/15/2009	JPY	214,000,000	2,181,927

			4,963,219

			87,684,639

UTILITIES—0.3%
Electric—0.3%
Edison Mission Energy 7.20% 5/15/2019		800,000	656,000

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2008

	Principal Amount	Value
UTILITIES (Continued)
Electric (Continued)
PSEG Power LLC 6.95% 6/1/2012	$400,000	$394,668

		1,050,668

TOTAL CORPORATE BONDS (cost $118,306,436)		103,395,730

BANK LOANS—2.8%
BASIC MATERIALS—0.7%
Georgia Pacific Corp. 2.27% 12/20/2012(a)	127,901	105,092
Georgia Pacific Corp. 3.46% 12/20/2012(a)	105,595	86,764
Georgia Pacific Corp. 3.69% 12/20/2012(a)	3,238,085	2,660,627

CONSUMER, CYCLICAL—0.9%
Chrysler Financial Corp. 6.00% 8/3/2012(a)	4,542,500	2,388,056
Cablevision Inc. 2.95% 3/30/2013(a)	1,484,733	1,273,778

		3,661,834

CONSUMER, NON-CYCLICAL—0.6%
Allison Transmission, Inc.
3.14% 8/7/2014(a)	48,644	27,414
3.16% 8/7/2014(a)	214,034	120,624
3.18% 8/7/2014(a)	320,906	180,854
Community Health Systems, Inc.
4.45% 7/25/2014(a)	1,151,115	901,898
4.00% 7/25/2014(a)(h)	44,704	35,026
4.44% 7/25/2014(a)	160,009	125,367
3.40% 7/25/2014(a)	22,352	17,513
HCA, Inc. 3.71% 11/18/2013(a)	987,437	780,693

		2,189,389

ENERGY—0.6%
TXU Corp.
3.96% 10/10/2014(a)	18,546	12,944
3.91% 10/10/2014(a)	3,653,634	2,549,933

		2,562,877

TOTAL BANK LOANS (cost $15,449,284)		11,266,583

	Shares	Value
CONVERTIBLE PREFERRED STOCK—0.7%
FINANCIAL—0.7%
Banks—0.7%
Bank of America Corp. Series L 7.25% 12/31/2049	2,500	1,628,125
Wachovia Corp. Series L 7.5% 12/31/2049(c)	1,500	1,125,000

TOTAL CONVERTIBLE PREFERRED STOCK (cost $4,000,000)		2,753,125

	Principal Amount	Value
SHORT-TERM INVESTMENTS—4.2%
REPURCHASE AGREEMENTS—3.7%
Credit Suisse First Boston, 0.01%, dated 12/31/08, due 1/5/09, repurchase price $6,900,010, collateralized by U.S. Treasury Note.	6,900,000	6,900,000

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Intermediate Bond Fund

Schedule of Investments

December 31, 2008

	Principal Amount	Value
REPURCHASE AGREEMENTS (Continued)
JPMorgan, 0.04%, dated 12/30/08, due 1/2/09, repurchase price $7,800,026, collateralized by Federal Home Loan Mortgage Corp. Notes	$7,800,000	$7,800,000

		14,700,000

U.S. GOVERNMENT & AGENCY OBLIGATIONS—0.5%
U.S. Treasury Bills—0.5%
United States Treasury Bills
0.01% 3/12/2009	350,000	349,993
0.01% 3/19/2009(i)	280,000	280,000
0.05% 3/5/2009(j)	870,000	869,977
0.16% 2/19/2009(j)	40,000	39,990
0.18% 2/12/2009(i)	680,000	679,929

		2,219,889

TOTAL SHORT-TERM INVESTMENTS (cost $16,919,889)		16,919,889

	Units	Value
INVESTMENT FUNDS—4.2%
Affiliated Funds—4.2%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(k)	10,423,348	10,423,348
State Street Quality D Short Term Investment Fund(k)(l)	7,023,383	6,483,495

TOTAL INVESTMENT FUNDS (cost $17,446,731)		16,906,843

TOTAL INVESTMENTS—91.9% (cost $379,212,845)		366,245,383
Assets in excess of other liabilities—8.1%		32,478,295

NET ASSETS—100.0%		$398,723,678

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $13,119,129 and $11,381,425, respectively.
(c)	All or a portion of security is on loan.
(d)	Represents a Treasury Inflation-Protected Security (TIPS). The interest and redemption payments for TIPS are tied to inflation as measured by the Consumer Price Index (CPI).
(e)	Security insured by Financial Security Assurance, Inc.
(f)	Security insured by MBIA Corp.
(g)	Defaulted Security.
(h)	Unfunded loan commitment outstanding at year end.
(i)	These securities have been segregated as collateral for outstanding interest rate swaps.
(j)	These securities have been segregated as collateral for TBAs.
(k)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(l)	Represents security purchased with cash collateral received for securities on loan.
EUR	Euro Denominated Bond
JPY	Japanese Yen Denominated Bond
TBA	To Be Announced. See Note 2(G).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

	December 31, 2008
Assets
Investments, at value (cost $191,342,223)	$134,127,904	(a)
Investments in affiliated issuers, at value (cost $21,930,925)	20,336,953
Foreign currency, at value (cost $305,496)	300,990
Cash	1,373
Receivable for investments sold	13,031
Receivable for fund units sold	261,879
Dividends receivable	316,643
Tax reclaims receivable	434,359

Total assets	155,793,132

Liabilities
Payable for cash collateral received on securities loaned	20,735,943
Payable for investments purchased	19,219
Payable for fund units redeemed	907,956
Investment advisory fee payable	66,570
State Street Bank and Trust Company—program fee payable	39,141
Trustee, management and administration fees payable	12,946
ABA Retirement Funds—program fee payable	5,308
Other accruals	45,666

Total liabilities	21,832,749

Net Assets (equivalent to $18.44 per unit based on 7,265,059 units outstanding)	$133,960,383

(a)	Includes securities on loan with a value of $19,853,048 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Operations

For the year ended December 31, 2008
Investment income
Dividends (net of foreign tax expense of $397,699)	$10,054,961
Dividends—affiliated issuers	54,184
Interest—unaffiliated issuers	879
Securities lending income	273,925

Total investment income	10,383,949

Expenses
Investment advisory fee	1,280,304
State Street Bank and Trust Company—program fee	770,355
Trustee, management and administration fees	222,714
ABA Retirement Funds—program fee	100,943
Legal and audit fees	58,053
Compliance consultant fees	52,310
Reports to unitholders	28,178
Registration fees	7,575
Other fees	32,746

Total expenses	2,553,178

Net investment income (loss)	7,830,771

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,940,428
Foreign currency transactions	(139,086)

Net realized gain (loss)	2,801,342

Change in net unrealized appreciation (depreciation) on:
Investments	(136,324,191)
Foreign currency transactions	(42,119)

Change in net unrealized appreciation (depreciation)	(136,366,310)

Net realized and unrealized gain (loss)	(133,564,968)

Net increase (decrease) in net assets resulting from operations	$(125,734,197)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$6,428,255	$7,830,771
Net realized gain (loss) from investments and foreign currency transactions	26,203,808	2,801,342
Change in net unrealized appreciation (depreciation)	(7,329,688)	(136,366,310)

Net increase (decrease) in net assets resulting from operations	25,302,375	(125,734,197)

From unitholder transactions
Proceeds from units issued	87,451,097	100,300,570
Cost of units redeemed	(77,116,329)	(149,768,013)

Net increase (decrease) in net assets from unitholder transactions	10,334,768	(49,467,443)

Net increase (decrease) in net assets	35,637,143	(175,201,640)
Net Assets
Beginning of year	273,524,880	309,162,023

End of year	$309,162,023	$133,960,383

Number of units
Outstanding-beginning of year	8,778,232	9,112,453
Issued	2,658,511	3,379,464
Redeemed	(2,324,290)	(5,226,858)

Outstanding-end of year	9,112,453	7,265,059

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2004	2005	2006	2007	2008
Investment income†	$0.51	$0.59	$0.79	$1.06	$1.27
Expenses(†)††	(0.21)	(0.25)	(0.32)	(0.36)	(0.31)

Net investment income (loss)	0.30	0.34	0.47	0.70	0.96
Net realized and unrealized gain (loss)	3.35	2.64	5.84	2.07	(16.45)

Net increase (decrease) in unit value	3.65	2.98	6.31	2.77	(15.49)
Net asset value at beginning of year	18.22	21.87	24.85	31.16	33.93

Net asset value at end of year	$21.87	$24.85	$31.16	$33.93	$18.44

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	1.10%	1.11%	1.14%	1.08%	1.13%
Ratio of net investment income (loss) to average net assets	1.59%	1.50%	1.69%	2.12%	3.45%
Portfolio turnover	25%	35%	30%	30%	33%
Total return	20.03%	13.63%	25.39%	8.89%	(45.65)%
Net assets at end of year (in thousands)	$158,714	$202,106	$273,525	$309,162	$133,960

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMON STOCK—100.1%
Australia—2.3%
AXA Asia Pacific Holdings Ltd.	165,800	$574,864
BHP Billiton Ltd.	73,700	1,552,219
Macquarie Group Ltd.(a)	30,000	609,763
Suncorp-Metway Ltd.	55,550	327,943

		3,064,789

Belgium—0.9%
Anheuser-Busch InBev NV	54,364	1,260,393

Bermuda—0.8%
Esprit Holdings Ltd.	126,300	719,914
Signet Jewelers Ltd.(a)(b)	33,820	293,219

		1,013,133

Brazil—3.3%
Brasil Telecom Participacoes SA	32,000	816,957
Brasil Telecom Participacoes SA (ADR)(a)	16,549	639,288
Cia Vale do Rio Doce (ADR)(a)	68,632	831,133
Petroleo Brasileiro SA (ADR)	88,040	2,156,100

		4,443,478

Canada—2.8%
Bank of Nova Scotia(a)	17,320	467,338
Canadian Imperial Bank of Commerce	8,940	369,984
Canadian National Railway Co.	12,300	446,168
Shoppers Drug Mart Corp.	13,200	513,779
Talisman Energy, Inc.	165,300	1,630,906
Yamana Gold, Inc.(a)	44,900	343,706

		3,771,881

China—1.9%
China Life Insurance Co. Ltd.	252,000	776,559
China Merchants Bank Co. Ltd. Class H	294,000	551,186
China Petroleum & Chemical Corp. Class H	1,406,500	866,479
Synear Food Holdings Ltd.(a)(c)	1,865,000	349,060

		2,543,284

Denmark—1.2%
Danske Bank A/S	59,900	605,664
H. Lundbeck A/S	44,900	932,060

		1,537,724

Egypt—0.3%
Orascom Telecom Holding SAE (GDR)	13,900	379,331

Finland—1.3%
Nokia OYJ	61,296	950,267
Nokia OYJ (ADR)(a)	34,300	535,080

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMON STOCK (Continued)
Finland (Continued)
Outokumpu OYJ(a)	19,222	$225,862

		1,711,209

France—10.7%
Accor SA(a)	13,566	667,580
AXA SA	77,710	1,732,521
BNP Paribas	21,601	912,132
Casino Guichard Perrachon SA	8,894	676,321
Cie de Saint-Gobain(a)	24,595	1,160,025
GDF Suez	22,000	1,089,594
Imerys SA(a)	10,408	473,340
Lafarge SA(a)	15,681	953,412
Pernod Ricard SA(a)	6,300	467,178
Sanofi-Aventis	25,043	1,590,579
Societe BIC SA	8,700	499,869
Total SA	63,160	3,443,336
Valeo SA(a)	41,000	609,584

		14,275,471

Germany—8.3%
Allianz AG	9,841	1,055,527
BASF AG	19,454	768,716
Bayer AG(a)	14,140	830,651
Commerzbank AG(a)	51,900	494,728
Deutsche Lufthansa AG (Registered)	54,982	870,496
Deutsche Postbank AG	31,433	531,783
E.ON AG	34,900	1,411,257
Hannover Rueckversicherung AG(a)	33,942	1,079,822
Linde AG	6,992	591,687
RWE AG(a)	12,800	1,150,677
SAP AG(a)	17,250	618,225
Siemens AG(a)	15,282	1,144,629
Symrise AG(a)	27,168	383,715
United Internet AG (Registered)(a)	15,842	141,787

		11,073,700

Greece—0.9%
Piraeus Bank SA	23,300	209,818
Public Power Corp.	60,232	967,132

		1,176,950

Hong Kong—3.1%
Chaoda Modern Agriculture Holdings Ltd.	1,492,244	960,629
China Mobile Ltd.	108,500	1,100,060
CNOOC Ltd.	1,114,000	1,058,624
Hang Lung Properties Ltd.	225,000	493,559

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMON STOCK (Continued)
Hong Kong (Continued)
Hutchison Whampoa Ltd.	114,000	$575,050

		4,187,922

India—1.0%
HDFC Bank Ltd. (ADR)(a)	11,600	828,008
Infosys Technologies Ltd. (ADR)(a)	19,000	466,830

		1,294,838

Ireland—0.5%
CRH PLC	27,968	707,739

Israel—0.6%
Teva Pharmaceutical Industries Ltd. (ADR)(a)	20,500	872,685

Italy—3.9%
Banca Intesa SpA	173,100	623,494
ENI SpA	96,250	2,280,729
Mediaset SpA(a)	181,109	1,034,273
UniCredito Italiano SpA	540,509	1,345,622

		5,284,118

Japan—18.0%
Astellas Pharma, Inc.	39,100	1,591,034
Canon, Inc.	29,500	926,050
Daito Trust Construction Co. Ltd.	20,800	1,089,115
East Japan Railway Co.	72	562,307
Hitachi Construction Machinery Co. Ltd.(a)	62,100	732,994
Honda Motor Co. Ltd.	34,300	743,874
Ibiden Co. Ltd.(a)	27,600	568,962
Japan Tobacco, Inc.	248	821,228
JFE Holdings, Inc.(a)	40,300	1,065,930
KDDI Corp.	141	1,004,257
Komatsu Ltd.	48,800	618,152
Kuraray Co. Ltd.	95,000	739,562
Mitsubishi Corp.	105,100	1,475,440
Mitsubishi Gas Chemical Co., Inc.	242,000	989,017
Mitsubishi UFJ Financial Group, Inc.	112,600	698,674
Mitsui Fudosan Co. Ltd.	32,000	531,774
Murata Manufacturing Co. Ltd.	17,800	697,757
Nidec Corp.	14,700	571,649
Nintendo Co. Ltd.	5,277	2,027,396
Nippon Telegraph & Telephone Corp.	202	1,085,649
Nitto Denko Corp.	31,800	610,951
Ricoh Co. Ltd.	70,000	891,476
Shin-Etsu Chemical Co. Ltd.	40,700	1,866,741
SMC Corp.	4,800	491,089
Sony Corp.	27,700	602,171
Sumitomo Corp.	73,400	646,891

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Sumitomo Mitsui Financial Group, Inc.	116	$502,484

		24,152,624

Korea, Republic of—0.3%
Samsung Electronics Co. Ltd. (GDR)(d)	1,990	348,250

Mexico—1.8%
America Movil SA de CV (ADR)	20,520	635,915
Coca-Cola Femsa SAB de CV (ADR)(a)	29,300	1,274,843
Fomento Economico Mexicano SA de CV (ADR)	18,300	551,379

		2,462,137

Netherlands—4.4%
Aegon NV	109,000	695,581
Akzo Nobel NV	9,465	390,311
ING Groep NV	112,506	1,176,046
Koninklijke Philips Electronics NV	21,420	416,597
Reed Elsevier NV	96,055	1,131,728
Royal Dutch Shell PLC Class A	52,868	1,377,921
TNT NV	37,169	713,875

		5,902,059

Norway—1.3%
Norsk Hydro ASA	119,500	482,615
StatoilHydro ASA	40,206	662,204
Telenor ASA	93,400	625,020

		1,769,839

Russia—0.2%
Mobile TeleSystems (ADR)	11,200	298,816

Singapore—1.6%
Capitaland Ltd.	272,000	597,580
Cosco Corp. (Singapore) Ltd.(a)	409,000	275,232
SembCorp Industries Ltd.(a)	360,000	584,911
Singapore Telecommunications Ltd.	402,000	715,769

		2,173,492

Spain—2.9%
Banco Bilbao Vizcaya Argentaria SA	48,600	596,348
Banco Santander Central Hispano SA	147,057	1,419,266
Industria de Diseno Textil SA(a)	17,320	765,567
Telefonica SA	47,432	1,063,210

		3,844,391

Sweden—1.1%
Assa Abloy AB	41,600	472,013
Atlas Copco AB Class A	50,900	438,159

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMON STOCK (Continued)
Sweden (Continued)
Nordea Bank AB	76,800	$557,347

		1,467,519

Switzerland—6.9%
ABB Ltd.*	68,310	1,029,719
Adecco SA	14,600	495,553
Holcim Ltd.(a)	11,485	661,298
Nestle SA	38,970	1,535,908
Novartis AG	21,600	1,082,257
Roche Holding AG	7,290	1,122,177
Swiss Re (Registered)	26,097	1,267,827
Zurich Financial Services AG	9,295	2,017,716

		9,212,455

Taiwan—0.7%
Asustek Computer, Inc. (GDR) (REG S)	59,007	407,145
Taiwan Semiconductor Manufacturing Co. Ltd. (ADR)	70,034	553,269

		960,414

United Kingdom—17.1%
Anglo American PLC	21,382	488,398
Aviva PLC	157,026	888,839
Barclays PLC	192,400	433,751
BG Group PLC	99,830	1,386,016
BHP Billiton PLC	66,413	1,251,014
BP PLC	118,924	911,230
British Land Co. PLC(e)	23,920	191,743
BT Group PLC	310,028	609,139
Burberry Group PLC(a)	263,452	844,946
Centrica PLC	127,956	491,695
GlaxoSmithKline PLC	83,309	1,546,581
HSBC Holdings PLC	120,400	1,155,755
ICAP PLC(a)	128,596	536,290
Man Group PLC	112,064	386,800
Marks & Spencer Group PLC	264,180	822,232
Michael Page International PLC	185,700	577,963
National Express Group PLC	75,414	537,987
Persimmon PLC(a)	124,700	416,117
Petrofac Ltd.	62,123	310,762
Prudential PLC	200,914	1,223,206
Rexam PLC	109,442	558,970
Rio Tinto PLC	7,100	153,834
Rolls-Royce Group PLC*	157,179	770,003
Royal Bank of Scotland Group PLC	368,531	266,415
Standard Chartered PLC	68,531	876,053
Tesco PLC	144,940	755,125

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Travis Perkins PLC(a)	68,674	$338,024
Vodafone Group PLC	1,442,957	2,904,836
WM Morrison Supermarkets PLC	69,528	281,990
Wolseley PLC	75,800	422,629
WPP PLC	102,744	598,920

		22,937,263

TOTAL COMMON STOCK (cost $191,342,223)(f)		134,127,904

	Units	Value
SHORT-TERM INVESTMENTS—15.2%
Affiliated Funds—15.2%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(g)	1,194,982	1,194,982
State Street Quality D Short Term Investment Fund(g)(h)	20,735,943	19,141,971

TOTAL SHORT-TERM INVESTMENTS (cost $21,930,925)		20,336,953

TOTAL INVESTMENTS—115.3% (cost $213,273,148)		154,464,857
Other assets less liabilities—(15.3%)		(20,504,474)

NET ASSETS—100.0%		$133,960,383

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Listed on the New York Stock Exchange.
(c)	Listed on the Singapore Stock Exchange.
(d)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $442,269 and $348,250, respectively.
(e)	REIT—Real Estate Investment Trust.
(f)	Includes securities fair valued in good faith by the trustee.
(g)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(h)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt.

GDR—Global Depository Receipt.

REG S—Securities sold under Regulation S may not be offered, sold or delivered within the United States or to, or for the account or benefit of, US persons, except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

	December 31, 2008
Assets
Investments, at value (cost $338,227,271)	$237,832,268	(a)
Investments in affiliated issuers, at value (cost $163,785,740)	158,419,630
Cash	109,351
Receivable for investments sold	528,534
Receivable for fund units sold	450,241
Dividends receivable	332,249
Other assets	14,124
Tax reclaims receivable	784

Total assets	397,687,181

Liabilities
Payable for cash collateral received on securities loaned	31,815,523
Payable for investments purchased	585,455
Payable for fund units redeemed	1,910,117
Investment advisory fee payable	160,753
State Street Bank and Trust Company—program fee payable	107,253
Trustee, management and administration fees payable	35,582
ABA Retirement Funds—program fee payable	14,619
Other accruals	120,131

Total liabilities	34,749,433

Net Assets (equivalent to $34.41 per unit based on 10,547,465 units outstanding)	$362,937,748

(a)	Includes securities on loan with a value of $30,858,899 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

For the year ended December 31, 2008
Investment income
Dividends (net of foreign tax expense of $4,457)	$3,318,147
Dividends—affiliated issuers	174,354
Securities lending income	491,334

Total investment income	3,983,835

Expenses
State Street Bank and Trust Company—program fee	1,897,854
Investment advisory fee	1,142,858
Trustee, management and administration fees	549,375
ABA Retirement Funds—program fee	248,634
Legal and audit fees	144,469
Compliance consultant fees	129,906
Reports to unitholders	69,977
Registration fees	18,812
Other fees	82,076

Total expenses	4,283,961

Net investment income (loss)	(300,126)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(32,541,854)
Investments—affiliated issuers	11,137,334

Net realized gain (loss)	(21,404,520)

Change in net unrealized appreciation (depreciation)	(238,955,334)

Net realized and unrealized gain (loss)	(260,359,854)

Net increase (decrease) in net assets resulting from operations	$(260,659,980)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$720,379	$(300,126)
Net realized gain (loss)	70,563,148	(21,404,520)
Change in net unrealized appreciation (depreciation)	(16,055,839)	(238,955,334)

Net increase (decrease) in net assets resulting from operations	55,227,688	(260,659,980)

From unitholder transactions
Proceeds from units issued	87,694,124	107,007,454
Cost of units redeemed	(179,659,595)	(200,946,890)

Net increase (decrease) in net assets from unitholder transactions	(91,965,471)	(93,939,436)

Net increase (decrease) in net assets	(36,737,783)	(354,599,416)
Net Assets
Beginning of year	754,274,947	717,537,164

End of year	$717,537,164	$362,937,748

Number of units
Outstanding-beginning of year	14,094,429	12,470,251
Issued	1,540,805	2,187,829
Redeemed	(3,164,983)	(4,110,615)

Outstanding-end of year	12,470,251	10,547,465

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2004	2005	2006	2007	2008
Investment income†	$0.41	$0.37	$0.44	$0.48	$0.35
Expenses(†)††	(0.30)	(0.33)	(0.39)	(0.42)	(0.37)

Net investment income (loss)	0.11	0.04	0.05	0.06	(0.02)
Net realized and unrealized gain (loss)	2.55	3.11	4.14 (a)	3.96	(23.11)

Net increase (decrease) in unit value	2.66	3.15	4.19	4.02	(23.13)
Net asset value at beginning of year	43.52	46.18	49.33	53.52	57.54

Net asset value at end of year	$46.18	$49.33	$53.52	$57.54	$34.41

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.68%	0.71%	0.77%	0.74%	0.77%
Ratio of net investment income (loss) to average net assets	0.27%	0.10%	0.10%	0.10%	(0.05)%
Portfolio turnover†††	43%	36%	53%	43%	32%
Total return	6.11%	6.82%	8.49%	7.51%	(40.20)%
Net assets at end of year (in thousands)	$831,190	$789,626	$754,275	$717,537	$362,938

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Net of payment made by the Program’s record keeper, an affiliate, who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMON STOCK—65.5%
BASIC MATERIALS—1.4%
Chemicals—0.9%
Celanese Corp. Series A(a)	15,200	$188,936
Ecolab, Inc.	14,400	506,160
Praxair, Inc.	44,800	2,659,328

		3,354,424

Iron/Steel—0.5%
Allegheny Technologies, Inc.(a)	42,800	1,092,684
Cliffs Natural Resources, Inc.	19,900	509,639

		1,602,323

		4,956,747

COMMUNICATIONS—14.7%
Advertising—0.4%
Omnicom Group, Inc.	55,800	1,502,136

Internet—5.7%
Amazon.com, Inc.*(a)	102,600	5,261,328
eBay, Inc.*	40,000	558,400
Expedia, Inc.*	107,900	889,096
Google, Inc.*	33,400	10,275,510
VeriSign, Inc.*(a)	36,400	694,512
Yahoo!, Inc.*	246,700	3,009,740

		20,688,586

Media—1.2%
Gannett Co., Inc.(a)	32,000	256,000
Time Warner Cable, Inc. Class A*(a)	79,500	1,705,275
Time Warner, Inc.(a)	132,200	1,329,932
Viacom, Inc. Class B*	34,200	651,852
Walt Disney Co.	18,900	428,841

		4,371,900

Telecommunication—7.4%
American Tower Corp. Class A*	232,500	6,816,900
Ciena Corp.*(a)	46,200	309,540
Cisco Systems, Inc.*	156,400	2,549,320
Crown Castle International Corp.*(a)	86,000	1,511,880
Juniper Networks, Inc.*	293,500	5,139,185
Level 3 Communications, Inc.*(a)	477,300	334,110
MetroPCS Communications, Inc.*(a)	141,300	2,098,305
Qualcomm, Inc.	211,000	7,560,130

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
tw telecom, Inc.*(a)	42,900	$363,363

		26,682,733

		53,245,355
CONSUMER, CYCLICAL—6.7%
Airlines—0.3%
Southwest Airlines Co.(a)	118,300	1,019,746

Apparel—0.1%
Coach, Inc.*	11,400	236,778

Auto Parts & Equipment—0.1%
Johnson Controls, Inc.	28,700	521,192

Entertainment—0.2%
International Game Technology	66,300	788,307

Lodging—1.2%
Las Vegas Sands Corp.*(a)	181,500	1,076,295
Marriott International, Inc.(a)	118,800	2,310,660
MGM MIRAGE*(a)	38,421	528,673
Wynn Resorts Ltd.*(a)	10,900	460,634

		4,376,262

Retail—4.3%
Bed Bath & Beyond, Inc.*(a)	69,300	1,761,606
Best Buy Co., Inc.	19,700	553,767
Costco Wholesale Corp.	23,400	1,228,500
Home Depot, Inc.	12,400	285,448
Kohl’s Corp.*	44,400	1,607,280
Lowe’s Cos., Inc.	37,900	815,608
Target Corp.	123,400	4,261,002
Urban Outfitters, Inc.*(a)	40,300	603,694
Wal-Mart Stores, Inc.	59,300	3,324,358
Yum! Brands, Inc.	39,400	1,241,100

		15,682,363

Toys/Games/Hobbies—0.5%
Nintendo Co. Ltd. (ADR)	35,900	1,714,225

		24,338,873

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
CONSUMER, NON-CYCLICAL—16.9%
Agriculture—0.4%
Monsanto Co.	19,000	$1,336,650

Beverages—1.2%
PepsiCo, Inc.	78,100	4,277,537

Biotechnology—3.8%
Amgen, Inc.*	16,800	970,200
Celgene Corp.*	106,400	5,881,792
Genentech, Inc.*	81,900	6,790,329

		13,642,321

Commercial Services—2.3%
Accenture Ltd.	116,700	3,826,593
Apollo Group, Inc. Class A*	7,400	566,988
Iron Mountain, Inc.*(a)	51,500	1,273,595
McKesson Corp.	44,200	1,711,866
Monster Worldwide, Inc.*(a)	65,500	791,895

		8,170,937

Cosmetics/Personal Care—0.2%
Avon Products, Inc.	24,900	598,347

Healthcare-Products—2.4%
Baxter International, Inc.	63,600	3,408,324
Medtronic, Inc.	128,200	4,028,044
Stryker Corp.	34,500	1,378,275

		8,814,643

Healthcare-Services—1.0%
Aetna, Inc.	1,700	48,450
DaVita, Inc.*	40,800	2,022,456
Health Net, Inc.*(a)	20,800	226,512
Humana, Inc.*	23,400	872,352
UnitedHealth Group, Inc.	23,800	633,080

		3,802,850

Pharmaceuticals—5.6%
Allergan, Inc.	117,200	4,725,504
Amylin Pharmaceuticals, Inc.*(a)	16,500	179,025
BioMarin Pharmaceutical, Inc.*(a)	19,500	347,100
Gilead Sciences, Inc.*	162,800	8,325,592
Medco Health Solutions, Inc.*	85,500	3,583,305
Teva Pharmaceutical Industries Ltd. (ADR)	32,500	1,383,525

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Wyeth	52,400	$1,965,524

		20,509,575

		61,152,860

ENERGY—3.4%
Energy-Alternate Sources—0.5%
First Solar, Inc.*(a)	11,700	1,614,132

Oil & Gas—1.3%
EOG Resources, Inc.	24,100	1,604,578
Marathon Oil Corp.	60,800	1,663,488
Petroleo Brasileiro SA (ADR)	29,800	608,218
Suncor Energy, Inc.	46,600	908,700

		4,784,984

Oil & Gas Services—1.5%
Baker Hughes, Inc.	19,150	614,140
Schlumberger Ltd.	117,800	4,986,474

		5,600,614

Pipelines—0.1%
Kinder Morgan Management LLC*	8,700	347,826

		12,347,556

FINANCIAL—5.2%
Banks—1.3%
Northern Trust Corp.	44,000	2,294,160
Wells Fargo & Co.	83,500	2,461,580

		4,755,740

Diversified Financial Services—2.9%
Charles Schwab Corp.	61,600	996,072
Franklin Resources, Inc.	21,500	1,371,270
Goldman Sachs Group, Inc.	58,700	4,953,693
JPMorgan Chase & Co.	74,932	2,362,606
Morgan Stanley(a)	48,100	771,524

		10,455,165

Insurance—0.8%
Aflac, Inc.	40,100	1,838,184
Progressive Corp.	55,500	821,955
RenaissanceRe Holdings Ltd.	7,200	371,232

		3,031,371

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
FINANCIAL (Continued)
Savings & Loans—0.2%
Hudson City Bancorp, Inc.	42,000	$670,320

		18,912,596

INDUSTRIAL—7.3%
Aerospace & Defense—0.5%
Lockheed Martin Corp.	9,600	807,168
United Technologies Corp.	19,200	1,029,120

		1,836,288

Building Materials—0.2%
Vulcan Materials Co.(a)	7,000	487,060

Electrical Components & Equipment—0.7%
Energizer Holdings, Inc.*(a)	27,600	1,494,264
SunPower Corp. Class A*(a)	13,300	492,100
SunPower Corp. Class B*(a)	22,600	687,944

		2,674,308

Electronics—0.5%
Agilent Technologies, Inc.*	69,700	1,089,411
Flextronics International Ltd.*	59,100	151,296
Jabil Circuit, Inc.	93,500	631,125

		1,871,832

Engineering & Construction—0.5%
Fluor Corp.	40,700	1,826,209

Miscellaneous Manufacturing—3.3%
Danaher Corp.(a)	131,000	7,415,910
General Electric Co.	139,300	2,256,660
Illinois Tool Works, Inc.	69,300	2,428,965

		12,101,535

Transportation—1.6%
Expeditors International of Washington, Inc.(a)	58,600	1,949,622
FedEx Corp.	14,400	923,760
United Parcel Service, Inc. Class B	53,500	2,951,060

		5,824,442

		26,621,674

TECHNOLOGY—9.3%
Computers—2.8%
Apple, Inc.*	71,600	6,111,060
Brocade Communications Systems, Inc.*	341,200	955,360

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
TECHNOLOGY (Continued)
Computers (Continued)
Cognizant Technology Solutions Corp. Class A*	53,100	$958,986
Dell, Inc.*	17,100	175,104
NetApp, Inc.*	37,000	516,890
Research In Motion Ltd.*	34,000	1,379,720
SanDisk Corp.*(a)	12,400	119,040

		10,216,160

Semiconductors—2.8%
Altera Corp.(a)	41,800	698,478
ASML Holding NV (NY Registered Shares)	113,100	2,043,717
Broadcom Corp. Class A*	120,300	2,041,491
KLA-Tencor Corp.(a)	42,100	917,359
Marvell Technology Group Ltd.*	354,000	2,361,180
Xilinx, Inc.	132,100	2,354,022

		10,416,247

Software—3.7%
Adobe Systems, Inc.*	45,200	962,308
Autodesk, Inc.*(a)	50,100	984,465
Cerner Corp.*(a)	59,900	2,303,155
Electronic Arts, Inc.*	62,600	1,004,104
Microsoft Corp.	165,400	3,215,376
Oracle Corp.*	23,700	420,201
Paychex, Inc.	93,100	2,446,668
Salesforce.com, Inc.*(a)	50,300	1,610,103
SAP AG (ADR)(a)	13,900	503,458

		13,449,838

		34,082,245

UTILITIES—0.6%
Electric—0.6%
Allegheny Energy, Inc.	11,300	382,618
NRG Energy, Inc.*(a)	76,800	1,791,744

		2,174,362

TOTAL COMMON STOCK (cost $338,227,271)		237,832,268

INVESTMENT FUNDS—33.3%
Affiliated Funds—33.3%
State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund (b) (Cost $123,619,971)	5,750,882	120,699,520

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Growth Equity Fund

Schedule of Investments

December 31, 2008

	Units	Value
SHORT-TERM INVESTMENTS—10.4%
Affiliated Funds—10.4%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund (b)	8,350,246	$8,350,246
State Street Quality D Short Term Investment Fund (b)(c)	31,815,523	29,369,864

TOTAL SHORT-TERM INVESTMENTS (cost $40,165,769)		37,720,110

TOTAL INVESTMENTS—109.2% (cost $502,013,011)		396,251,898
Liabilities in excess of other assets—(9.2%)		(33,314,150)

NET ASSETS—100.0%		$362,937,748

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

	December 31, 2008
Assets
Investments, at value (cost $215,145,393)	$151,306,562	(a)
Investments in affiliated issuers, at value (cost $79,293,053)	69,161,885
Cash	949
Receivable for investments sold	1,063,687
Receivable for fund units sold	362,259
Dividends receivable	411,855
Other assets	10,350
Tax reclaims receivable	22,350

Total assets	222,339,897

Liabilities
Payable for cash collateral received on securities loaned	14,300,203
Payable for investments purchased	152,666
Payable for fund units redeemed	854,838
Investment advisory fee payable	38,710
State Street Bank and Trust Company—program fee payable	61,065
Trustee, management and administration fees payable	20,231
ABA Retirement Funds—program fee payable	8,310
Other accruals	67,543

Total liabilities	15,503,566

Net Assets (equivalent to $25.78 per unit based on 8,022,135 units outstanding)	$206,836,331

(a)	Includes securities on loan with a value of $13,831,349 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

For the year ended December 31, 2008
Investment income
Dividends (net of foreign tax expense of $31,658)	$7,550,074
Dividends—affiliated issuers	95,062
Securities lending income	224,981

Total investment income	7,870,117

Expenses
State Street Bank and Trust Company—program fee	1,065,398
Investment advisory fee	646,628
Trustee, management and administration fees	308,406
ABA Retirement Funds—program fee	139,623
Legal and audit fees	81,113
Compliance consultant fees	72,955
Reports to unitholders	39,299
Registration fees	10,564
Other fees	45,948

Total expenses	2,409,934

Net investment income (loss)	5,460,183

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(10,688,686)
Investments—affiliated issuers	6,785,467

Net realized gain (loss)	(3,903,219)

Change in net unrealized appreciation (depreciation)	(154,676,417)

Net realized and unrealized gain (loss)	(158,579,636)

Net increase (decrease) in net assets resulting from operations	$(153,119,453)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$6,172,781	$5,460,183
Net realized gain (loss)	28,025,864	(3,903,219)
Change in net unrealized appreciation (depreciation)	(43,450,567)	(154,676,417)

Net increase (decrease) in net assets resulting from operations	(9,251,922)	(153,119,453)

From unitholder transactions
Proceeds from units issued	99,103,804	91,970,997
Cost of units redeemed	(126,438,248)	(152,695,942)

Net increase (decrease) in net assets from unitholder transactions	(27,334,444)	(60,724,945)

Net increase (decrease) in net assets	(36,586,366)	(213,844,398)
Net Assets
Beginning of year	457,267,095	420,680,729

End of year	$420,680,729	$206,836,331

Number of units
Outstanding-beginning of year	10,327,995	9,730,129
Issued	2,192,005	2,548,862
Redeemed	(2,789,871)	(4,256,856)

Outstanding-end of year	9,730,129	8,022,135

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2004	2005	2006	2007	2008
Investment income†	$0.59	$0.63	$0.78	$0.93	$0.89
Expenses(†)††	(0.22)	(0.25)	(0.30)	(0.33)	(0.27)

Net investment income (loss)	0.37	0.38	0.48	0.60	0.62
Net realized and unrealized gain (loss)	4.11	1.83	7.44 (a)	(1.64)	(18.07)

Net increase (decrease) in unit value	4.48	2.21	7.92	(1.04)	(17.45)
Net asset value at beginning of year	29.66	34.14	36.35	44.27	43.23

Net asset value at end of year	$34.14	$36.35	$44.27	$43.23	$25.78

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.71%	0.72%	0.76%	0.72%	0.77%
Ratio of net investment income (loss) to average net assets	1.18%	1.08%	1.20%	1.32%	1.75%
Portfolio turnover†††	24%	20%	19%	22%	17%
Total return	15.10%	6.47%	21.79%	(2.35)%	(40.37)%
Net assets at end of year (in thousands)	$360,090	$382,772	$457,267	$420,681	$206,836

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Net of payment made by the Program’s record keeper, an affiliate, who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMON STOCK—73.2%
COMMUNICATIONS—9.9%
Media—2.5%
CBS Corp. Class B(a)	117,643	$963,496
Gannett Co., Inc.(a)	93,200	745,600
News Corp. Class A	26,400	239,976
Time Warner, Inc.(a)	176,700	1,777,602
Viacom, Inc. Class B*	44,800	853,888
Walt Disney Co.	25,500	578,595

		5,159,157

Telecommunication—7.4%
AT&T, Inc.	291,600	8,310,600
Corning, Inc.	53,300	507,949
Motorola, Inc.	256,525	1,136,406
Nokia OYJ (ADR)(a)	40,100	625,560
Sprint Nextel Corp.*	460,400	842,532
Verizon Communications, Inc.	72,300	2,450,970
Vodafone Group PLC (ADR)	65,000	1,328,600

		15,202,617

		20,361,774

CONSUMER, CYCLICAL—4.4%
Airlines—0.2%
UAL Corp.(a)	27,900	307,458

Apparel—0.1%
Jones Apparel Group, Inc.(a)	46,400	271,904

Auto Parts & Equipment—0.8%
Autoliv, Inc.	30,900	663,114
Johnson Controls, Inc.	22,800	414,048
Magna International, Inc.	17,600	526,768

		1,603,930

Distribution/Wholesale—0.2%
Ingram Micro, Inc. Class A*	34,500	461,955

Home Builders—0.4%
Centex Corp.(a)	23,100	245,784
KB HOME(a)	35,000	476,700

		722,484

Retail—2.7%
Gap, Inc.	100,500	1,345,695
Home Depot, Inc.	67,700	1,558,454
JC Penney Co., Inc.	27,600	543,720

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Limited Brands, Inc.	25,900	$260,036
Lowe’s Cos., Inc.	19,600	421,792
Macy’s, Inc.(a)	57,100	590,985
Wal-Mart Stores, Inc.	16,000	896,960

		5,617,642

		8,985,373

CONSUMER, NON-CYCLICAL—19.1%
Agriculture—2.0%
Altria Group, Inc.	84,400	1,271,064
Bunge Ltd.(a)	22,800	1,180,356
Philip Morris International, Inc.	40,800	1,775,208

		4,226,628

Beverages—1.6%
Coca-Cola Co.	10,000	452,700
Coca-Cola Enterprises, Inc.	59,500	715,785
Molson Coors Brewing Co. Class B	43,800	2,142,696

		3,311,181

Biotechnology—0.6%
Amgen, Inc.*	22,400	1,293,600

Commercial Services—0.2%
McKesson Corp.	11,900	460,887

Cosmetics/Personal Care—2.8%
Procter & Gamble Co.	93,304	5,768,053

Food—4.0%
ConAgra Foods, Inc.	53,400	881,100
JM Smucker Co.	2,444	105,972
Kellogg Co.	15,700	688,445
Kraft Foods, Inc. Class A	22,500	604,125
Kroger Co.	89,700	2,368,977
Safeway, Inc.	51,100	1,214,647
Sara Lee Corp.	120,800	1,182,632
SUPERVALU, Inc.(a)	44,300	646,780
Tyson Foods, Inc. Class A(a)	56,600	495,816

		8,188,494

Healthcare-Products—2.1%
Covidien Ltd.	15,000	543,600

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Products (Continued)
Johnson & Johnson	62,200	$3,721,426

		4,265,026

Pharmaceuticals—5.8%
Cardinal Health, Inc.	24,000	827,280
Merck & Co., Inc.	89,100	2,708,640
Pfizer, Inc.	365,000	6,464,150
Sanofi-Aventis (ADR)	32,700	1,051,632
Wyeth	27,000	1,012,770

		12,064,472

		39,578,341

ENERGY—14.8%
Oil & Gas—14.8%
Apache Corp.	24,500	1,825,985
BP PLC (ADR)	24,900	1,163,826
Chevron Corp.	82,700	6,117,319
ConocoPhillips	81,700	4,232,060
Devon Energy Corp.	33,700	2,214,427
Exxon Mobil Corp.	145,900	11,647,197
Occidental Petroleum Corp.	13,400	803,866
Royal Dutch Shell PLC (ADR)	25,600	1,355,264
Sunoco, Inc.(a)	15,800	686,668
Valero Energy Corp.	29,100	629,724

		30,676,336

FINANCIAL—17.0%
Banks—4.0%
Bank of America Corp.	235,000	3,308,800
Deutsche Bank AG (Registered)(a)	20,100	817,869
Fifth Third Bancorp(a)	72,000	594,720
US Bancorp(a)	31,900	797,819
Wells Fargo & Co.	93,800	2,765,224

		8,284,432

Diversified Financial Services—5.1%
Citigroup, Inc.	290,300	1,947,913
Goldman Sachs Group, Inc.	17,004	1,434,967
JPMorgan Chase & Co.	171,200	5,397,936
Morgan Stanley(a)	103,900	1,666,556

		10,447,372

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
FINANCIAL (Continued)
Insurance—7.9%
ACE Ltd.	13,700	$725,004
Allstate Corp.	60,900	1,995,084
American International Group, Inc.(a)	144,300	226,551
Chubb Corp.	31,500	1,606,500
Fidelity National Financial, Inc. Class A(a)	63,700	1,130,675
Genworth Financial, Inc.	86,000	243,380
Hartford Financial Services Group, Inc.(a)	49,300	809,506
Lincoln National Corp.	33,000	621,720
Metlife, Inc.	39,100	1,363,026
Old Republic International Corp.	88,700	1,057,304
RenaissanceRe Holdings Ltd.(a)	29,500	1,521,020
The Travelers Cos., Inc.	47,500	2,147,000
Torchmark Corp.(a)	30,200	1,349,940
Unum Group	87,100	1,620,060
XL Capital Ltd.(a)	20,900	77,330

		16,494,100

		35,225,904

INDUSTRIAL—5.0%
Electronics—0.5%
AU Optronics Corp. (ADR)(a)	107,600	826,368
Sanmina-SCI Corp.*(a)	81,978	38,530
Tyco Electronics Ltd.	15,000	243,150

		1,108,048

Hand/Machine Tools—0.3%
Black & Decker Corp.(a)	12,700	530,987

Machinery-Construction & Mining—0.5%
Caterpillar, Inc.	22,900	1,022,943

Miscellaneous Manufacturing—3.1%
General Electric Co.	354,700	5,746,140
Tyco International Ltd.	31,800	686,880

		6,433,020

Packaging & Containers—0.6%
Owens-Illinois, Inc.*	42,000	1,147,860

		10,242,858

TECHNOLOGY—0.9%
Computers—0.8%
International Business Machines Corp.	7,600	639,616
Lexmark International, Inc. Class A*	30,500	820,450

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large-Cap Value Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
TECHNOLOGY (Continued)
Computers (Continued)
Western Digital Corp.*	20,400	$233,580

		1,693,646

Semiconductors—0.1%
Nvidia Corp.*	26,000	209,820

		1,903,466

UTILITIES—2.1%
Electric—2.1%
Dominion Resources, Inc.	21,600	774,144
Pinnacle West Capital Corp.	36,600	1,175,958
Reliant Energy, Inc.*	86,800	501,704
Wisconsin Energy Corp.(a)	44,800	1,880,704

		4,332,510

TOTAL COMMON STOCK (cost $215,145,393)		151,306,562

INVESTMENT FUNDS—25.0%
Affiliated Funds—25.0%
State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund(b) (cost $ 60,828,372)	1,735,283	51,796,461

	Units	Value
SHORT-TERM INVESTMENTS—8.4%
Affiliated Funds—8.4%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	4,164,478	4,164,478
State Street Quality D Short Term Investment Fund(b)(c)	14,300,203	13,200,946

TOTAL SHORT-TERM INVESTMENTS (cost $18,464,681)		17,365,424

TOTAL INVESTMENTS—106.6% (cost $294,438,446)		220,468,447
Liabilities in excess of other assets—(6.6)%		(13,632,116)

NET ASSETS—100.0%		$206,836,331

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(c)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

	December 31, 2008
Assets
Investments, at value (cost $80,428,902)	$64,565,814	(a)
Investments in affiliated issuers, at value (cost $21,130,385)	19,581,492
Cash	294
Receivable for fund units sold	166,869
Dividends receivable	30,737

Total assets	84,345,206

Liabilities
Payable for cash collateral received on securities loaned	20,149,511
Payable for investments purchased	600,766
Payable for fund units redeemed	290,699
Investment advisory fee payable	106,654
State Street Bank and Trust Company—program fee payable	18,916
Trustee, management and administration fees payable	6,232
ABA Retirement Funds—program fee payable	2,561
Other accruals	21,890

Total liabilities	21,197,229

Net Assets (equivalent to $13.89 per unit based on 4,547,205 units outstanding)	$63,147,977

(a)	Includes securities on loan with a value of $19,668,664 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

For the year ended December 31, 2008
Investment income
Dividends (net of foreign tax expense of $3,722)	$609,059
Dividends—affiliated issuers	78,038
Securities lending income	248,989

Total investment income	936,086

Expenses
Investment advisory fee	659,812
State Street Bank and Trust Company—program fee	364,565
Trustee, management and administration fees	105,428
ABA Retirement Funds—program fee	47,749
Legal and audit fees	27,566
Compliance consultant fees	24,816
Reports to unitholders	13,368
Registration fees	3,594
Other fees	15,626

Total expenses	1,262,524

Net investment income (loss)	(326,438)

Net realized and unrealized gain (loss)
Net realized gain (loss)	(22,724,504)
Change in net unrealized appreciation (depreciation)	(43,236,131)

Net realized and unrealized gain (loss)	(65,960,635)

Net increase (decrease) in net assets resulting from operations	$(66,287,073)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$(649,118)	$(326,438)
Net realized gain (loss)	13,005,806	(22,724,504)
Change in net unrealized appreciation (depreciation)	12,727,283	(43,236,131)

Net increase (decrease) in net assets resulting from operations	25,083,971	(66,287,073)

From unitholder transactions
Proceeds from units issued	46,516,917	58,508,968
Cost of units redeemed	(45,194,394)	(59,989,819)

Net increase (decrease) in net assets from unitholder transactions	1,322,523	(1,480,851)

Net increase (decrease) in net assets	26,406,494	(67,767,924)
Net Assets
Beginning of year	104,509,407	130,915,901

End of year	$130,915,901	$63,147,977

Number of units
Outstanding—beginning of year	4,643,497	4,652,506
Issued	1,796,235	2,576,318
Redeemed	(1,787,226)	(2,681,619)

Outstanding—end of year	4,652,506	4,547,205

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2004	2005	2006	2007	2008
Investment income†	$0.06	$0.12	$0.20	$0.15	$0.20
Expenses(†)††	(0.19)	(0.22)	(0.26)	(0.29)	(0.27)

Net investment income (loss)	(0.13)	(0.10)	(0.06)	(0.14)	(0.07)
Net realized and unrealized gain (loss)	2.06	2.29	1.52	5.77	(14.18)

Net increase (decrease) in unit value	1.93	2.19	1.46	5.63	(14.25)
Net asset value at beginning of year	16.93	18.86	21.05	22.51	28.14

Net asset value at end of year	$18.86	$21.05	$22.51	$28.14	$13.89

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	1.14%	1.16%	1.19%	1.15%	1.18%
Ratio of net investment income (loss) to average net assets	(0.77)%	(0.56)%	(0.30)%	(0.57)%	(0.30)%
Portfolio turnover	169%	156%	160%	138%	163%
Total return	11.40%	11.61%	6.94%	25.01%	(50.64)%
Net assets at end of year (in thousands)	$66,851	$91,040	$104,509	$130,916	$63,148

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMON STOCK—102.3%
BASIC MATERIALS—3.5%
Chemicals—2.6%
Airgas, Inc.(a)	14,710	$573,543
Ecolab, Inc.	17,880	628,482
Sigma-Aldrich Corp.	10,020	423,245

		1,625,270

Iron/Steel—0.5%
Cliffs Natural Resources, Inc.	11,810	302,454

Mining—0.4%
Compass Minerals International, Inc.	4,250	249,305

		2,177,029

COMMUNICATIONS—10.6%
Internet—4.7%
F5 Networks, Inc.*(a)	51,250	1,171,575
McAfee, Inc.*(a)	42,310	1,462,657
Priceline.com, Inc.*(a)	4,290	315,958

		2,950,190

Media—0.7%
Cablevision Systems Corp. Class A	27,680	466,131

Telecommunication—5.2%
American Tower Corp. Class A*	25,120	736,518
Atheros Communications*(a)	32,650	467,222
Juniper Networks, Inc.*	63,390	1,109,959
MetroPCS Communications, Inc.*(a)	46,790	694,831
Polycom, Inc.*	20,070	271,146

		3,279,676

		6,695,997

CONSUMER, CYCLICAL—18.7%
Airlines—1.0%
Continental Airlines, Inc. Class B *(a)	35,490	640,949

Apparel—2.1%
Deckers Outdoor Corp.*(a)	8,780	701,259
Guess?, Inc.	39,540	606,939

		1,308,198

Home Builders—3.1%
Pulte Homes, Inc.(a)	91,290	997,800

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Home Builders (Continued)
Toll Brothers, Inc.*(a)	45,100	$966,493

		1,964,293

Leisure Time—1.4%
WMS Industries, Inc.*(a)	32,235	867,121

Lodging—1.3%
Wynn Resorts Ltd.*(a)	19,830	838,016

Retail—9.8%
Darden Restaurants, Inc.	18,140	511,185
Dollar Tree, Inc.*	10,390	434,302
GameStop Corp. Class A*	33,900	734,274
Kohl’s Corp.*	32,830	1,188,446
Sherwin-Williams Co.(a)	13,390	800,053
Staples, Inc.	35,190	630,605
Urban Outfitters, Inc.*(a)	49,210	737,166
Yum! Brands, Inc.	35,720	1,125,180

		6,161,211

		11,779,788

CONSUMER, NON-CYCLICAL—23.6%
Beverages—1.3%
Brown-Forman Corp. Class B	8,490	437,150
Hansen Natural Corp.*	11,570	387,942

		825,092

Biotechnology—3.4%
Alexion Pharmaceuticals, Inc.*(a)	24,840	898,960
Illumina, Inc.*(a)	27,700	721,585
Myriad Genetics, Inc.*	7,990	529,417

		2,149,962

Commercial Services—6.0%
Apollo Group, Inc. Class A*	15,900	1,218,258
FTI Consulting, Inc.*(a)	9,520	425,354
ITT Educational Services, Inc.*(a)	5,730	544,235
Quanta Services, Inc.*	26,010	514,998
Robert Half International, Inc.(a)	39,260	817,393
VistaPrint Ltd.*(a)	13,030	242,488

		3,762,726

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Cosmetics/Personal Care—1.8%
Alberto-Culver Co.	32,900	$806,379
Herbalife Ltd.	15,550	337,124

		1,143,503

Healthcare-Products—1.4%
Henry Schein, Inc.*	11,650	427,439
Intuitive Surgical, Inc.*(a)	3,660	464,783

		892,222

Healthcare-Services—5.0%
Aetna, Inc.	16,390	467,115
Covance, Inc.*(a)	9,180	422,556
DaVita, Inc.*	11,930	591,370
Express Scripts, Inc.*	30,100	1,654,898

		3,135,939

Household Products/Wares—1.3%
Church & Dwight Co., Inc.	3,470	194,736
Clorox Co.	10,900	605,604

		800,340

Pharmaceuticals—3.4%
Allergan, Inc.	13,700	552,384
AmerisourceBergen Corp.	9,340	333,064
DENTSPLY International, Inc.(a)	15,870	448,169
Omnicare, Inc.	13,050	362,268
United Therapeutics Corp.*(a)	7,700	481,635

		2,177,520

		14,887,304

ENERGY—10.7%
Coal—1.6%
CONSOL Energy, Inc.	35,550	1,016,019

Energy-Alternate Sources—1.6%
Covanta Holding Corp.*(a)	28,700	630,252
First Solar, Inc.*(a)	2,670	368,353

		998,605

Oil & Gas—3.6%
Goodrich Petroleum Corp.*(a)	21,620	647,519
Range Resources Corp.	20,765	714,108
Southwestern Energy Co.*	31,420	910,238

		2,271,865

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
ENERGY (Continued)
Oil & Gas Services—2.9%
Cameron International Corp.*	32,970	$675,885
Dresser-Rand Group, Inc.*	26,450	456,263
Smith International, Inc.	30,050	687,844

		1,819,992

Pipelines—1.0%
Questar Corp.	20,650	675,049

		6,781,530

FINANCIAL—10.0%
Banks—1.3%
Northern Trust Corp.	16,300	849,882

Diversified Financial Services—4.5%
BlackRock, Inc.(a)	2,560	343,424
IntercontinentalExchange, Inc.*	8,670	714,755
Lazard Ltd. Class A(a)	23,810	708,109
T Rowe Price Group, Inc.(a)	29,690	1,052,214

		2,818,502

Insurance—1.9%
AON Corp.	15,070	688,398
WR Berkley Corp.	17,620	546,220

		1,234,618

Savings & Loans—2.3%
Hudson City Bancorp, Inc.	56,230	897,430
People’s United Financial, Inc.	29,760	530,621

		1,428,051

		6,331,053

INDUSTRIAL—11.1%
Building Materials—0.7%
Martin Marietta Materials, Inc.(a)	4,770	463,072

Electrical Components & Equipment—1.2%
Ametek, Inc.	24,410	737,426

Engineering & Construction—0.8%
Jacobs Engineering Group, Inc.*	10,170	489,177

Environmental Control—2.4%
Clean Harbors, Inc.*	8,000	507,520

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
INDUSTRIAL (Continued)
Environmental Control (Continued)
Stericycle, Inc.*	19,660	$1,023,893

		1,531,413

Metal Fabrication & Hardware—1.3%
Precision Castparts Corp.	13,430	798,816

Miscellaneous Manufacturing—1.1%
ESCO Technologies, Inc.*(a)	17,000	696,150

Packaging & Containers—0.9%
Pactiv Corp.*	24,190	601,847

Transportation—2.7%
CH Robinson Worldwide, Inc.	16,830	926,155
Expeditors International of Washington, Inc.	9,810	326,379
JB Hunt Transport Services, Inc.(a)	16,850	442,649

		1,695,183

		7,013,084

TECHNOLOGY—13.1%
Computers—0.7%
SanDisk Corp.*(a)	46,200	443,520

Semiconductors—8.1%
Altera Corp.	53,180	888,638
Broadcom Corp. Class A*	69,070	1,172,118
Cavium Networks, Inc.*(a)	30,220	317,612
KLA-Tencor Corp.(a)	20,520	447,131
Lam Research Corp.*(a)	41,680	886,951
PMC—Sierra, Inc.*(a)	117,040	568,814
Varian Semiconductor Equipment Associates, Inc.*(a)	45,270	820,292

		5,101,556

Software—4.3%
Activision Blizzard, Inc.*	88,970	768,700
Adobe Systems, Inc.*	19,670	418,774
Citrix Systems, Inc.*	26,040	613,763
Intuit, Inc.*	23,320	554,783
Omniture, Inc.*(a)	32,620	347,077

		2,703,097

		8,248,173

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Growth Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
UTILITIES—1.0%
Electric—1.0%
PPL Corp.	21,240	$651,856

TOTAL COMMON STOCK (cost $80,428,902)		64,565,814

	Units	Value
SHORT-TERM INVESTMENTS—31.0%
Affiliated Funds—31.0%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	980,874	980,874
State Street Quality D Short Term Investment Fund(b)(c)	20,149,511	18,600,618

TOTAL SHORT-TERM INVESTMENTS (cost $21,130,385)		19,581,492

TOTAL INVESTMENTS—133.3% (cost $101,559,287)		84,147,306
Liabilities in excess of other assets—(33.3%)		(20,999,329)

NET ASSETS—100.0%		$63,147,977

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(c)	Represents security purchased with cash collateral received for securities on loan.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

	December 31, 2008
Assets
Investments, at value (cost $64,713,954)	$44,264,002	(a)
Investments in affiliated issuers, at value (cost $16,232,370)	15,033,638
Foreign currency, at value (cost $2,282)	2,282
Cash	404
Receivable for investments sold	149,610
Receivable for fund units sold	123,548
Dividends receivable	84,889

Total assets	59,658,373

Liabilities
Payable for cash collateral received on securities loaned	15,594,274
Payable for investments purchased	120,999
Payable for fund units redeemed	145,541
Investment advisory fee payable	25,001
State Street Bank and Trust Company—program fee payable	12,695
Trustee, management and administration fees payable	4,185
ABA Retirement Funds—program fee payable	1,713
Other accruals	12,291

Total liabilities	15,916,699

Net Assets (equivalent to $9.81 per unit based on 4,457,993 units outstanding)	$43,741,674

(a)	Includes securities on loan with a value of $15,102,586 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

For the year ended December 31, 2008
Investment income
Dividends (net of foreign tax expense of $5,273)	$992,942
Dividends—affiliated issuers	25,101
Interest—unaffiliated issuers	381
Securities lending income	183,466

Total investment income	1,201,890

Expenses
Investment advisory fee	429,934
State Street Bank and Trust Company—program fee	221,213
Trustee, management and administration fees	63,999
ABA Retirement Funds—program fee	28,980
Legal and audit fees	16,805
Compliance consultant fees	15,117
Reports to unitholders	8,143
Registration fees	2,189
Other fees	9,533

Total expenses	795,913

Net investment income (loss)	405,977

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(13,502,604)
Foreign currency transactions	(68,751)

Net realized gain (loss)	(13,571,355)

Change in net unrealized appreciation (depreciation) on:
Investments	(20,809,990)
Foreign currency transactions	6,714

Change in net unrealized appreciation (depreciation)	(20,803,276)

Net realized and unrealized gain (loss)	(34,374,631)

Net increase (decrease) in net assets resulting from operations	$(33,968,654)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$234,509	$405,977
Net realized gain (loss) from investments and foreign currency transactions	4,090,546	(13,571,355)
Change in net unrealized appreciation (depreciation)	(4,026,408)	(20,803,276)

Net increase (decrease) in net assets resulting from operations	298,647	(33,968,654)

From unitholder transactions
Proceeds from units issued	49,730,830	28,093,847
Cost of units redeemed	(36,853,013)	(39,103,274)

Net increase (decrease) in net assets from unitholder transactions	12,877,817	(11,009,427)

Net increase (decrease) in net assets	13,176,464	(44,978,081)

Net Assets
Beginning of year	75,543,291	88,719,755

End of year	$88,719,755	$43,741,674

Number of units
Outstanding-beginning of year	4,540,197	5,227,794
Issued	2,717,128	2,064,719
Redeemed	(2,029,531)	(2,834,520)

Outstanding-end of year	5,227,794	4,457,993

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2004	2005	2006	2007	2008
Investment income†	$0.17	$0.23	$0.23	$0.26	$0.25
Expenses(†)††	(0.15)	(0.16)	(0.18)	(0.21)	(0.17)

Net investment income (loss)	0.02	0.07	0.05	0.05	0.08
Net realized and unrealized gain (loss)	1.59	0.38	1.77	0.28	(7.24)

Net increase (decrease) in unit value	1.61	0.45	1.82	0.33	(7.16)
Net asset value at beginning of year	12.76	14.37	14.82	16.64	16.97

Net asset value at end of year	$14.37	$14.82	$16.64	$16.97	$9.81

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	1.12%	1.10%	1.16%	1.17%	1.23%
Ratio of net investment income (loss) to average net assets	0.18%	0.47%	0.37%	0.25%	0.63%
Portfolio turnover	13%	32%	131%	63%	52%
Total return	12.62%	3.13%	12.28%	1.98%	(42.19)%
Net assets at end of year (in thousands)	$53,363	$66,141	$75,543	$88,720	$43,742

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMON STOCK—101.2%
BASIC MATERIALS—4.1%
Chemicals—3.4%
Celanese Corp. Series A	34,100	$423,863
FMC Corp.	24,100	1,077,993

		1,501,856

Iron/Steel—0.7%
Cliffs Natural Resources, Inc.	12,200	312,442

		1,814,298

COMMUNICATIONS—3.7%
Internet—2.2%
McAfee, Inc.*(a)	28,300	978,331

Telecommunication—1.5%
JDS Uniphase Corp.*	50,100	182,865
Virgin Media, Inc.(a)	96,200	480,038

		662,903

		1,641,234

CONSUMER, CYCLICAL—14.2%
Airlines—4.6%
Delta Air Lines, Inc.*	173,125	1,984,013

Apparel—1.6%
VF Corp.	12,600	690,102

Auto Parts & Equipment—0.6%
JSR Corp.	4,800	52,686
TRW Automotive Holdings Corp.*(a)	57,000	205,200

		257,886

Distribution/Wholesale—0.9%
Genuine Parts Co.	10,700	405,102

Home Builders—3.3%
MDC Holdings, Inc.(a)	32,900	996,870
Toll Brothers, Inc.*(a)	21,300	456,459

		1,453,329

Housewares—0.9%
Newell Rubbermaid, Inc.	40,800	399,024

Retail—2.3%
American Eagle Outfitters, Inc.(a)	48,700	455,832
Copart, Inc.*(a)	8,400	228,396

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
TJX Cos., Inc.	16,100	$331,177

		1,015,405

		6,204,861

CONSUMER, NON-CYCLICAL—20.2%
Agriculture—1.7%
Agrium, Inc.(a)	10,900	372,017
Chaoda Modern Agriculture Holdings Ltd.	577,920	369,114

		741,131

Commercial Services—3.1%
PHH Corp.*(a)	79,100	1,006,943
RR Donnelley & Sons Co.	26,500	359,870

		1,366,813

Food—4.6%
Cosan Ltd. Class A*(a)	15,800	54,668
Dean Foods Co.*	35,300	634,341
Marfrig Frigorificos e Comercio de Alimentos SA*	49,400	158,876
Marine Harvest*(a)	1,428,000	214,136
Perdigao SA (ADR)	6,900	182,022
Smithfield Foods, Inc.*(a)	52,700	741,489

		1,985,532

Healthcare-Products—1.8%
West Pharmaceutical Services, Inc.(a)	20,500	774,285

Healthcare-Services—3.8%
CIGNA Corp.	29,400	495,390
Humana, Inc.*	15,800	589,024
Laboratory Corp. of America Holdings*(a)	9,100	586,131

		1,670,545

Pharmaceuticals—5.2%
AmerisourceBergen Corp.	14,400	513,504
Endo Pharmaceuticals Holdings, Inc.*(a)	17,500	452,900
Impax Laboratories, Inc.*(a)(c)	97,400	779,297
Theravance, Inc.*(a)	43,000	532,770

		2,278,471

		8,816,777

DIVERSIFIED—0.7%
Diversified Operations—0.7%
First Pacific Co., Ltd.	892,000	309,602

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
ENERGY—4.4%
Energy-Alternate Sources—1.4%
Solar Cayman Ltd.*(b)(c)	33,700	$438,774
Uranium One, Inc.*(a)	102,800	149,058

		587,832

Oil & Gas—1.9%
Newfield Exploration Co.*(a)	28,300	558,925
Noble Energy, Inc.	5,600	275,632

		834,557

Oil & Gas Services—1.1%
Compagnie Generale de Geophysique-Veritas (ADR)*	22,600	338,774
SBM Offshore NV(a)	12,248	159,170

		497,944

		1,920,333

FINANCIAL—22.6%
Banks—2.6%
Comerica, Inc.(a)	14,300	283,855
Huntington Bancshares, Inc.(a)	6,200	47,492
M&T Bank Corp.(a)	6,600	378,906
Popular, Inc.(a)	83,300	429,828

		1,140,081

Diversified Financial Services—4.9%
Affiliated Managers Group, Inc.*(a)	8,100	339,552
Ameriprise Financial, Inc.	25,700	600,352
CIT Group, Inc.(a)	73,400	333,236
Invesco Ltd.(a)	25,400	366,776
TD Ameritrade Holding Corp.*	35,800	510,150

		2,150,066

Insurance—10.6%
Everest Re Group Ltd.	15,400	1,172,556
Fidelity National Financial, Inc. Class A(a)	19,700	349,675
First American Corp.(a)	9,700	280,233
PartnerRe Ltd.(a)	6,700	477,509
Platinum Underwriters Holdings Ltd.	9,200	331,936
Reinsurance Group of America, Inc.	26,541	1,136,486
UnumProvident Corp.	48,500	902,100

		4,650,495

REITS—3.6%
Annaly Mortgage Management, Inc.(a)	64,600	1,025,202

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
FINANCIAL (Continued)
REITS (Continued)
Kimco Realty Corp.(a)	29,400	$537,432

		1,562,634

Savings & Loans—0.9%
Beneficial Mutual Bancorp, Inc.*	6,900	77,625
Sovereign Bancorp, Inc.*	97,300	289,954

		367,579

		9,870,855

INDUSTRIAL—15.1%
Aerospace & Defense—2.2%
Alliant Techsystems, Inc.*(a)	11,200	960,512

Electronics—3.5%
Arrow Electronics, Inc.*	50,300	947,652
Flextronics International Ltd.*	130,800	334,848
Kingboard Laminates Holding Ltd.	1,150,500	268,690

		1,551,190

Engineering & Construction—1.5%
URS Corp.*(a)	15,800	644,166

Machinery- Diversified—0.3%
AGCO Corp.*(a)	5,600	132,104

Miscellaneous Manufacturing—2.3%
Dover Corp.	10,800	355,536
Pentair, Inc.(a)	26,700	631,989

		987,525

Packaging & Containers—4.3%
Greif, Inc. Class A	15,600	521,508
Owens-Illinois, Inc.*	24,500	669,585
Pactiv Corp.*	29,100	724,008

		1,915,101

Transportation—1.0%
Con-way, Inc.(a)	15,900	422,940

		6,613,538

TECHNOLOGY—6.2%
Computers—3.6%
CACI International, Inc. Class A*	24,100	1,086,669
NetApp, Inc.*	23,500	328,295

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid-Cap Value Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
TECHNOLOGY (Continued)
Computers (Continued)
Seagate Technology	42,200	$186,946

		1,601,910

Semiconductors—2.6%
Teradyne, Inc.*	55,500	234,210
Varian Semiconductor Equipment Associates, Inc.*(a)	48,600	880,632

		1,114,842

		2,716,752

UTILITIES—10.0%
Electric—7.8%
Northeast Utilities	51,000	1,227,060
NV Energy, Inc.	88,100	871,309
TECO Energy, Inc.(a)	28,500	351,975
Wisconsin Energy Corp.	23,400	982,332

		3,432,676

Gas—2.2%
UGI Corp.	37,800	923,076

		4,355,752

TOTAL COMMON STOCK (cost $64,713,954)		44,264,002

	Units	Value
SHORT-TERM INVESTMENTS—34.4%
Affiliated Funds—34.4%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(d)	638,096	638,096
State Street Quality D Short Term Investment Fund(d)(e)	15,594,274	14,395,542

TOTAL SHORT-TERM INVESTMENTS (cost $16,232,370)		15,033,638

TOTAL INVESTMENTS—135.6% (cost $80,946,324)		59,297,640
Liabilities in excess of other assets—(35.6%)		(15,555,966)

NET ASSETS—100.0%		$43,741,674

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $505,500 and $438,774, respectively.
(c)	Represents fair value as determined in good faith by the trustee.
(d)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(e)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2008
Assets
Investments, at value (cost $165,506,431)	$128,350,317	(a)
Investments in affiliated issuers, at value (cost $83,083,600)	76,986,331
Cash	2,473
Receivable for investments sold	1,915,975
Receivable for fund units sold	226,077
Interest and dividends receivable	172,017
Other assets	12,745
Tax reclaims receivable	1,003

Total assets	207,666,938

Liabilities
Payable for cash collateral received on securities loaned	67,506,503	(b)
Payable for investments purchased	2,332,484
Payable for fund units redeemed	714,737
Investment advisory fee payable	84,819
State Street Bank and Trust Company—program fee payable	40,413
Trustee, management and administration fees payable	13,429
ABA Retirement Funds—program fee payable	5,511
Other accruals	46,571

Total liabilities	70,744,467

Net Assets (equivalent to $43.76 per unit based on 3,129,124 units outstanding)	$136,922,471

(a)	Includes securities on loan with a value of $65,438,286 (see Note 6).
(b)	Excludes non-cash collateral of $9,632 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

For the year ended December 31, 2008
Investment income
Dividends (net of foreign tax expense of $1,135)	$1,727,982
Dividends—affiliated issuers	158,175
Securities lending income	834,432

Total investment income	2,720,589

Expenses
Investment advisory fee	1,540,527
State Street Bank and Trust Company—program fee	722,701
Trustee, management and administration fees	209,195
ABA Retirement Funds—program fee	94,647
Legal and audit fees	55,047
Compliance consultant fees	49,475
Reports to unitholders	26,651
Registration fees	7,165
Other fees	31,380

Total expenses	2,736,788

Net investment income (loss)	(16,199)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(37,688,795)
Investments—affiliated issuers	(1,995,332)
Foreign currency transactions	26,793
Net increase from payments made by affiliates (see Note 3)	113,658

Net realized gain (loss)	(39,543,676)

Change in net unrealized appreciation (depreciation)	(59,021,462)

Net realized and unrealized gain (loss)	(98,565,138)

Net increase (decrease) in net assets resulting from operations	$(98,581,337)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$(1,054,283)	$(16,199)
Net realized gain (loss) from investments and foreign currency transactions	25,340,873	(39,543,676)
Change in net unrealized appreciation (depreciation)	(22,402,163)	(59,021,462)

Net increase (decrease) in net assets resulting from operations	1,884,427	(98,581,337)

From unitholder transactions
Proceeds from units issued	39,807,562	35,547,556
Cost of units redeemed	(78,987,735)	(66,532,397)

Net increase (decrease) in net assets from unitholder transactions	(39,180,173)	(30,984,841)

Net increase (decrease) in net assets	(37,295,746)	(129,566,178)
Net Assets
Beginning of year	303,784,395	266,488,649

End of year	$266,488,649	$136,922,471

Number of units
Outstanding-beginning of year	4,118,186	3,607,118
Issued	520,241	569,900
Redeemed	(1,031,309)	(1,047,894)

Outstanding-end of year	3,607,118	3,129,124

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2004	2005	2006	2007	2008
Investment income†	$0.50	$0.50	$0.55	$0.68	$0.82
Expenses(†)††	(0.54)	(0.70)	(0.87)	(0.95)	(0.82)

Net investment income (loss)	(0.04)	(0.20)	(0.32)	(0.27)	—
Net realized and unrealized gain (loss)	4.50	4.20	6.09 (a)	0.38	(30.12)

Net increase (decrease) in unit value	4.46	4.00	5.77	0.11	(30.12)
Net asset value at beginning of year	59.54	64.00	68.00	73.77	73.88

Net asset value at end of year	$64.00	$68.00	$73.77	$73.88	$43.76

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.92%	1.10%	1.22%	1.24%	1.29%
Ratio of net investment income (loss) to average net assets	(0.08)%	(0.32)%	(0.45)%	(0.36)%	(0.01)%
Portfolio turnover†††	104%	103%	79%	100%	111%
Total return	7.49%	6.25%	8.49%	0.15%	(40.77	)%(b)
Net assets at end of year (in thousands)	$320,034	$314,753	$303,784	$266,489	$136,922

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund commencing July 1, 2005, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Net of payment made by the Program’s record keeper, an affiliate, who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.
(b)	Includes a reimbursement from an affiliate for $113,658 for losses on certain operation errors during the second quarter. Excluding this reimbursement, total return would have been 0.04% lower for the period from January 1, 2008 to December 31, 2008.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMON STOCK—93.7%
BASIC MATERIALS—3.5%
Chemicals—2.1%
American Vanguard Corp.(a)	31,300	$366,210
CARBO Ceramics, Inc.(a)	13,445	477,701
Olin Corp.	29,100	526,128
OM Group, Inc.*(a)	27,200	574,192
Rockwood Holdings, Inc.*	23,600	254,880
Solutia, Inc.*(a)	141,633	637,349

		2,836,460

Forest Products & Paper—0.7%
Rock-Tenn Co.(a)	27,610	943,710
Smurfit-Stone Container Corp.*(a)	127,100	32,410

		976,120

Iron/Steel—0.3%
Cliffs Natural Resources, Inc.(a)	18,300	468,663

Mining—0.4%
Compass Minerals International, Inc.(a)	9,200	539,672

		4,820,915

COMMUNICATIONS—7.0%
Advertising—0.3%
Interpublic Group of Cos., Inc.*(a)	86,200	341,352

Internet—5.3%
AsiaInfo Holdings, Inc.*	44,165	522,913
Equinix, Inc.*(a)	16,200	861,678
eResearch Technology, Inc.*	77,300	512,499
F5 Networks, Inc.*(a)	21,335	487,718
Interwoven, Inc.*	64,960	818,496
Orbitz Worldwide, Inc.*(a)	148,900	577,732
Sapient Corp.*	393,000	1,744,920
thinkorswim Group, Inc.*(a)	94,500	531,090
VASCO Data Security International, Inc.*(a)	49,205	508,288
Websense, Inc.*(a)	50,700	758,979

		7,324,313

Telecommunication—1.4%
Arris Group, Inc.*(a)	52,900	420,555

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
Atheros Communications*(a)	35,700	$510,867
NTELOS Holdings Corp.	19,000	468,540
tw telecom, Inc.*(a)	53,800	455,686

		1,855,648

		9,521,313

CONSUMER, CYCLICAL—10.0%
Airlines—1.2%
Airtran Holdings, Inc.*(a)	182,500	810,300
JetBlue Airways Corp.*(a)	79,400	563,740
US Airways Group, Inc.*	39,100	302,243

		1,676,283

Apparel—1.7%
American Apparel, Inc.*(a)	52,689	104,851
Deckers Outdoor Corp.*(a)	11,100	886,557
Gymboree Corp.*	36,100	941,849
Iconix Brand Group, Inc.*	30,600	299,268
True Religion Apparel, Inc.*	12,200	151,768

		2,384,293

Auto Parts & Equipment—0.4%
Commercial Vehicle Group, Inc.*(a)	88,900	82,677
Tenneco, Inc.*(a)	133,400	393,530

		476,207

Distribution/Wholesale—1.0%
Beacon Roofing Supply, Inc.*(a)	43,575	604,821
Owens & Minor, Inc.(a)	12,400	466,860
Watsco, Inc.(a)	7,400	284,160

		1,355,841

Entertainment—1.2%
Bally Technologies, Inc.*(a)	23,200	557,496
Scientific Games Corp. Class A*(a)	60,200	1,055,908

		1,613,404

Leisure Time—1.2%
Polaris Industries, Inc.(a)	17,500	501,375
WMS Industries, Inc.*(a)	43,960	1,182,524

		1,683,899

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Retail—3.0%
Abercrombie & Fitch Co. Class A(a)	19,300	$445,251
Big Lots, Inc.*(a)	11,500	166,635
BJ’s Wholesale Club, Inc.*(a)	15,600	534,456
Buckle, Inc.(a)	20,325	443,492
DSW, Inc. Class A*	11,700	145,782
Hot Topic, Inc.*(a)	57,090	529,224
Jos A Bank Clothiers, Inc.*(a)	8,800	230,120
OfficeMax, Inc.(a)	78,200	597,448
PetMed Express, Inc.*(a)	24,100	424,883
Pier 1 Imports, Inc.*(a)	155,700	57,609
Ulta Salon, Cosmetics & Fragrance, Inc.*(a)	64,600	534,888

		4,109,788

Toys/Games/Hobbies—0.3%
Marvel Entertainment, Inc.*(a)	11,200	344,400

		13,644,115

CONSUMER, NON-CYCLICAL—26.3%
Beverages—0.6%
Green Mountain Coffee Roasters, Inc.*(a)	21,100	816,570

Biotechnology—3.3%
Arena Pharmaceuticals, Inc.*(a)	61,603	256,884
Celera Corp.*	86,300	960,519
Cougar Biotechnology, Inc.*(a)	24,300	633,015
Cytokinetics, Inc.*(a)	42,500	121,125
Human Genome Sciences, Inc.*(a)	168,300	356,796
Incyte Corp.*(a)	131,800	499,522
Martek Biosciences Corp.*(a)	26,800	812,308
Regeneron Pharmaceuticals, Inc.*(a)	34,200	627,912
Seattle Genetics, Inc.*(a)	25,400	227,076

		4,495,157

Commercial Services—5.6%
Arbitron, Inc.(a)	15,600	207,168
CBIZ, Inc.*(a)	50,400	435,960
Corinthian Colleges, Inc.*(a)	76,500	1,252,305
Dollar Financial Corp.*(a)	55,200	568,560
ExlService Holdings, Inc.*(a)	55,500	475,635
Exponent, Inc.*	17,505	526,550

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Commercial Services (Continued)
Huron Consulting Group, Inc.*(a)	11,800	$675,786
Kendle International, Inc.*(a)	15,400	396,088
Resources Connection, Inc.*(a)	48,300	791,154
Strayer Education, Inc.(a)	4,350	932,684
Watson Wyatt Worldwide, Inc.	17,600	841,632
Wright Express Corp.*(a)	47,500	598,500

		7,702,022

Cosmetics/Personal Care—0.4%
Herbalife Ltd.	26,200	568,016

Food—3.1%
Flowers Foods, Inc.(a)	23,900	582,204
Hain Celestial Group, Inc.*(a)	49,900	952,591
Ralcorp Holdings, Inc.*	25,900	1,512,560
Smithfield Foods, Inc.*(a)	42,700	600,789
SunOpta, Inc.*(a)	176,600	277,262
United Natural Foods, Inc.*(a)	20,500	365,310

		4,290,716

Healthcare-Products—5.8%
American Medical Systems Holdings, Inc.*(a)	45,400	408,146
AngioDynamics, Inc.*	66,308	907,757
Conmed Corp.*(a)	28,100	672,714
Hanger Orthopedic Group, Inc.*	52,200	757,422
Inverness Medical Innovations, Inc.*(a)	33,600	635,376
Kensey Nash Corp.*(a)	22,625	439,151
Meridian Bioscience, Inc.(a)	26,350	671,135
Merit Medical Systems, Inc.*	35,000	627,550
Natus Medical, Inc.*(a)	26,600	344,470
Orthofix International NV*	17,703	271,387
Quidel Corp.*	40,700	531,949
STERIS Corp.	16,300	389,407
Symmetry Medical, Inc.*	54,600	435,162
Synovis Life Technologies, Inc.*(a)	13,945	261,329
Volcano Corp.*	34,500	517,500

		7,870,455

Healthcare-Services—3.3%
Amedisys, Inc.*(a)	17,500	723,450
AmSurg Corp.*	15,800	368,772

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Services (Continued)
Healthsouth Corp.*(a)	54,100	$592,936
LHC Group, Inc.*(a)	14,202	511,272
LifePoint Hospitals, Inc.*(a)	28,600	653,224
Odyssey HealthCare, Inc.*	50,500	467,125
Phase Forward, Inc.*	12,790	160,131
Psychiatric Solutions, Inc.*(a)	19,200	534,720
Sun Healthcare Group, Inc.*	54,700	484,095

		4,495,725

Household Products/Wares—0.9%
Prestige Brands Holdings, Inc.*	73,600	776,480
Scotts Miracle-Gro Co. Class A	16,800	499,296

		1,275,776

Pharmaceuticals—3.3%
Alkermes, Inc.*	22,500	239,625
Catalyst Health Solutions, Inc.*	29,200	711,020
Cubist Pharmaceuticals, Inc.*(a)	36,500	881,840
CV Therapeutics, Inc.*(a)	39,900	367,479
Cypress Bioscience, Inc.*(a)	31,700	216,828
Medicines Co.*(a)	10,500	154,665
Neurogen Corp.*(a)	98,000	14,112
OSI Pharmaceuticals, Inc.*(a)	20,100	784,905
Pharmasset, Inc.*(a)	24,100	315,951
Progenics Pharmaceuticals, Inc.*(a)	26,800	276,308
Rigel Pharmaceuticals, Inc.*(a)	22,931	183,448
United Therapeutics Corp.*(a)	6,300	394,065

		4,540,246

		36,054,683

ENERGY—3.5%
Coal—0.2%
Foundation Coal Holdings, Inc.	22,700	318,254

Oil & Gas—3.0%
Arena Resources, Inc.*	28,300	794,947
GMX Resources, Inc.*(a)	5,200	131,664
Penn Virginia Corp.	15,400	400,092
Petroleum Development Corp.*(a)	5,600	134,792
Rex Energy Corp.*(a)	103,500	304,290

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
ENERGY (Continued)
Oil & Gas (Continued)
St. Mary Land & Exploration Co.	16,900	$343,239
Tesoro Corp.(a)	40,600	534,702
Venoco, Inc.*(a)	105,800	286,718
Whiting Petroleum Corp.*	34,000	1,137,640

		4,068,084

Oil & Gas Services—0.3%
Matrix Service Co.*(a)	53,300	408,811

		4,795,149

FINANCIAL—18.2%
Banks—8.5%
Bank of the Ozarks, Inc.(a)	17,395	515,588
Boston Private Financial Holdings, Inc.(a)	37,300	255,132
Community Bank System, Inc.(a)	32,000	780,480
First Bancorp-Puerto Rico(a)	64,300	716,302
First National of Nebraska, Inc.(a)	46	142,600
Glacier Bancorp, Inc.(a)	35,400	673,308
Hancock Holding Co.(a)	11,800	536,428
International Bancshares Corp.	32,920	718,644
Oriental Financial Group, Inc.(a)	27,165	164,348
PacWest Bancorp(a)	25,100	675,190
SCBT Financial Corp.(a)	47,238	1,629,711
Signature Bank*	40,800	1,170,552
Sterling Bancshares, Inc.(a)	44,177	268,596
Taylor Capital Group, Inc.(a)	4,300	25,155
UCBH Holdings, Inc.(a)	45,200	310,976
UMB Financial Corp.(a)	61,700	3,031,938
West Coast Bancorp-Oregon(a)	11,986	78,988

		11,693,936

Diversified Financial Services—0.5%
Advanta Corp. Class B(a)	35,849	74,924
CIT Group, Inc.	34,400	156,176
Waddell & Reed Financial, Inc. Class A	27,700	428,242

		659,342

Insurance—3.6%
Allied World Assurance Co. Holdings Ltd.	38,500	1,563,100
Amerisafe, Inc.*(a)	37,300	765,769

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
FINANCIAL (Continued)
Insurance (Continued)
Employers Holdings, Inc.	15,408	$254,232
Harleysville Group, Inc.(a)	14,020	486,915
Phoenix Cos., Inc.	83,200	272,064
Platinum Underwriters Holdings Ltd.	28,900	1,042,712
Tower Group, Inc.(a)	22,300	629,083

		5,013,875

Real Estate—0.0%
Thomas Properties Group, Inc.	7,416	19,207

REITS—5.0%
Acadia Realty Trust(a)	26,900	383,863
American Campus Communities, Inc.(a)	27,900	571,392
BioMed Realty Trust, Inc.(a)	44,700	523,884
Douglas Emmett, Inc.(a)	41,500	541,990
Entertainment Properties Trust(a)	13,400	399,320
Inland Real Estate Corp.(a)	30,600	397,188
Investors Real Estate Trust(a)	63,499	680,074
MFA Mortgage Investments, Inc.	150,400	885,856
PS Business Parks, Inc.	8,700	388,542
Saul Centers, Inc.(a)	27,000	1,066,500
Senior Housing Properties Trust	20,100	360,192
Taubman Centers, Inc.(a)	23,400	595,764

		6,794,565

Savings & Loans—0.6%
Astoria Financial Corp.(a)	26,200	431,776
Provident Financial Services, Inc.(a)	26,200	400,860

		832,636

		25,013,561

INDUSTRIAL—11.3%
Aerospace & Defense—2.1%
Cubic Corp.	19,300	524,960
Curtiss-Wright Corp.(a)	8,500	283,815
Esterline Technologies Corp.*	16,500	625,185
Moog, Inc. Class A*(a)	8,700	318,159
Teledyne Technologies, Inc.*(a)	23,775	1,059,176

		2,811,295

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
INDUSTRIAL (Continued)
Building Materials—0.7%
Eagle Materials, Inc.(a)	11,100	$204,351
Lennox International, Inc.	23,000	742,670

		947,021

Electrical Components & Equipment—0.8%
GrafTech International Ltd.*	42,200	351,104
Littelfuse, Inc.*	7,200	119,520
Powell Industries, Inc.*	9,700	281,494
Woodward Governor Co.(a)	14,800	340,696

		1,092,814

Electronics—1.3%
Axsys Technologies, Inc.*(a)	11,425	626,775
Dionex Corp.*(a)	12,200	547,170
Rofin-Sinar Technologies, Inc.*(a)	17,200	353,976
Watts Water Technologies, Inc. Class A(a)	12,200	304,634

		1,832,555

Engineering & Construction—0.4%
EMCOR Group, Inc.*	24,300	545,049

Environmental Control—0.7%
Clean Harbors, Inc.*	14,200	900,848

Machinery- Construction & Mining—0.0%
Astec Industries, Inc.*(a)	1,800	56,394

Machinery-Diversified—1.0%
Applied Industrial Technologies, Inc.(a)	13,550	256,366
Gorman-Rupp Co.(a)	7,100	220,952
Graco, Inc.(a)	9,000	213,570
Robbins & Myers, Inc.	11,500	185,955
Tennant Co.(a)	30,500	469,700

		1,346,543

Metal Fabrication & Hardware—0.4%
Valmont Industries, Inc.(a)	9,100	558,376

Miscellaneous Manufacturing—1.7%
Actuant Corp. Class A(a)	15,700	298,614
Acuity Brands, Inc.(a)	9,800	342,118

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
INDUSTRIAL (Continued)
Miscellaneous Manufacturing (Continued)
AO Smith Corp.(a)	6,500	$191,880
AZZ, Inc.*(a)	17,400	436,740
Colfax Corp.*(a)	14,900	154,811
ESCO Technologies, Inc.*	16,600	679,770
Freightcar America, Inc.(a)	9,800	179,046

		2,282,979

Transportation—2.2%
American Commercial Lines, Inc.*(a)	93,975	460,478
Celadon Group, Inc.*	43,500	371,055
GulfMark Offshore, Inc.*(a)	18,090	430,361
Heartland Express, Inc.(a)	14,800	233,248
Marten Transport Ltd.*	25,800	489,168
Tidewater, Inc.(a)	15,000	604,050
Vitran Corp., Inc.*	22,300	138,260
Werner Enterprises, Inc.(a)	20,000	346,800

		3,073,420

		15,447,294

TECHNOLOGY—10.7%
Computers—1.6%
CACI International, Inc. Class A*(a)	17,100	771,039
Data Domain, Inc.*	8,100	152,280
iGate Corp.*	24,650	160,472
Micros Systems, Inc.*(a)	22,200	362,304
MTS Systems Corp.	9,800	261,072
NYFIX, Inc.*(a)	66,900	60,210
Riverbed Technology, Inc.*	14,500	165,155
STEC, Inc.*(a)	57,400	244,524

		2,177,056

Semiconductors—2.7%
ON Semiconductor Corp.*(a)	240,300	817,020
PMC—Sierra, Inc.*	83,500	405,810
Skyworks Solutions, Inc.*	94,600	524,084
Ultra Clean Holdings, Inc.*	18,956	38,102
Ultratech, Inc.*(a)	30,815	368,547
Varian Semiconductor Equipment Associates, Inc.*(a)	89,725	1,625,817

		3,779,380

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
TECHNOLOGY (Continued)
Software—6.4%
Computer Programs & Systems, Inc.(a)	17,600	$471,680
CSG Systems International, Inc.*(a)	44,500	777,415
Eclipsys Corp.*(a)	87,271	1,238,375
Informatica Corp.*(a)	74,200	1,018,766
ManTech International Corp. Class A*	12,200	661,118
Parametric Technology Corp.*	49,400	624,910
Quality Systems, Inc.(a)	20,500	894,210
Red Hat, Inc.*	70,400	930,688
Solera Holdings, Inc.*	23,000	554,300
Sybase, Inc.*(a)	23,200	574,664
Take-Two Interactive Software, Inc.*(a)	22,350	168,966
THQ, Inc.*(a)	55,500	232,545
Vocus, Inc.*	32,300	588,183

		8,735,820

		14,692,256

UTILITIES—3.2%
Electric—2.4%
Cleco Corp.	32,900	751,107
Ormat Technologies, Inc.(a)	15,700	500,359
Unisource Energy Corp.(a)	68,400	2,008,224

		3,259,690

Gas—0.8%
UGI Corp.	45,100	1,101,341

		4,361,031

TOTAL COMMON STOCK (cost $165,506,431)		128,350,317

INVESTMENT FUNDS—8.7%
Affiliated Funds—8.7%
State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund(b) (cost $12,768,290)	404,304	11,860,245

	Units	Value
SHORT-TERM INVESTMENTS—47.6%
Affiliated Funds—47.6%
State Street Bank and Trust Company Yield Enhanced Short Term Investment Fund(b)	2,808,807	2,808,807

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Cap Equity Fund

Schedule of Investments

December 31, 2008

	Shares	Value
SHORT-TERM INVESTMENTS (Continued)
Affiliated Funds (Continued)
State Street Quality D Short Term Investment Fund (b)(c)	67,506,503	$62,317,279

TOTAL SHORT-TERM INVESTMENTS (cost $70,315,310)		65,126,086

TOTAL INVESTMENTS—150.0% (cost $248,590,031)		205,336,648
Liabilities in excess of other assets—(50.0%)		(68,414,177)

NET ASSETS—100.0%		$136,922,471

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company
(c)	Represents security purchased with cash collateral received for securities on loan.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

December 31, 2008
Assets
American Bar Association Members/State Street Collective Trust investment fund, at value:
Stable Asset Fund Trust (cost $969,171,769 and units of 969,171,769)	$976,459,438
Receivable for fund units sold	2,332,678

Total assets	978,792,116

Liabilities
Payable for fund units redeemed	3,729,684
State Street Bank and Trust Company—program fee payable	298,076
Trustee, management and administration fees payable	97,250
ABA Retirement Funds—program fee payable	40,046
Other accruals	247,789

Total liabilities	4,412,845

Net Assets at fair value	974,379,271

Adjustment from fair value to contract value for fully benefit responsive contracts	(7,287,669)

Net Assets (equivalent to $34.54 per unit based on 28,000,795 units outstanding)	$967,091,602

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

For the year ended December 31, 2008
Investment income	$39,885,586

Expenses
State Street Bank and Trust Company—program fee	3,205,083
Trustee, management and administration fees	933,942
ABA Retirement Funds—program fee	420,067
Legal and audit fees	255,387
Compliance consultant fees	227,870
Reports to unitholders	122,748
Registration fees	32,997
Other fees	147,705

Total expenses	5,345,799

Net increase (decrease) in net assets resulting from operations	$34,539,787

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$37,538,287	$34,539,787

Net increase (decrease) in net assets resulting from operations	37,538,287	34,539,787

From unitholder transactions
Proceeds from units issued	276,185,464	405,239,458
Cost of units redeemed	(281,224,371)	(351,029,183)

Net increase (decrease) in net assets from unitholder transactions	(5,038,907)	54,210,275

Net increase (decrease) in net assets	32,499,380	88,750,062

Net Assets
Beginning of year	845,842,160	878,341,540

End of year	$878,341,540	$967,091,602

Number of units
Outstanding-beginning of year	26,552,729	26,400,288
Issued	8,481,673	11,953,953
Redeemed	(8,634,114)	(10,353,446)

Outstanding-end of year	26,400,288	28,000,795

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2004	2005	2006	2007	2008
Investment income†	$0.98	$1.18	$1.45	$1.59	$1.47
Expenses(†)††	(0.14)	(0.16)	(0.17)	(0.18)	(0.20)

Net investment income (loss)	0.84	1.02	1.28	1.41	1.27

Net increase (decrease) in unit value	0.84	1.02	1.28	1.41	1.27
Net asset value at beginning of year	28.72	29.56	30.58	31.86	33.27

Net asset value at end of year	$29.56	$30.58	$31.86	$33.27	$34.54

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.50%	0.52%	0.57%	0.54%	0.58%
Ratio of net investment income (loss) to average net assets	2.88%	3.42%	4.07%	4.35%	3.73%
Total return	2.92%	3.45%	4.19%	4.43%	3.82%
Net assets at end of year (in thousands)	$864,330	$870,500	$845,842	$878,342	$967,092

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2008

Investment Contracts—(12.18%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
Issuer Name
GENWORTH LIFE INSURANCE COMPANY	AA-	GS3798GECA-02	7/6/2010	Fixed	4.60	19,287,764		(612,065)	18,675,699
GENWORTH LIFE AND ANNUITY INSURANCE COMPANY	AA-	GS3889	8/4/2009	Fixed	4.09	16,172,436		(109,076)	16,063,360
		GS3889-2	12/1/2009	Fixed	4.12	20,309,823		(292,673)	20,017,150
ING USA ANNUITY AND LIFE INSURANCE COMPANY	AA	IUS0194	2/3/2009	Fixed	4.09	5,801,918		(17,835)	5,784,083
JACKSON NATIONAL LIFE INSURANCE COMPANY	AA	G-1349-2	9/8/2009	Fixed	3.76	9,460,174		(73,882)	9,386,292
		G-1349-3	1/5/2010	Fixed	4.68	6,476,213		(111,539)	6,364,674
		G-1349-4	10/6/2009	Fixed	4.43	12,753,939		(178,792)	12,575,147
METROPOLITAN LIFE	AA	GAC-29396	9/7/2010	Fixed	4.59	18,136,676		(758,335)	17,378,341
TRANSAMERICA OCCIDENTAL LIFE INSURANCE	A+	SV04371Q	3/3/2009	Fixed	4.37	5,203,564		(27,986)	5,175,578
UNITED OF OMAHA INSURANCE COMPANY	AA-	SDGA-12976-2	5/4/2010	Fixed	4.35	6,830,778		(195,021)	6,635,757

Total Investment Contracts						120,433,285	—	(2,377,204)	118,056,081

Global WRAP Synthetic Investment Contracts—(66.24%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
Issuer Name
BANK OF AMERICA NT & SA(1)(2)	AA-	02-085	GW	Variable	3.77	161,563,442	201,333	(1,258,230)	160,506,545
JP MORGAN CHASE(1)(2)	A+	AABA06	GW	Variable	3.78	161,563,442	147,109	(1,225,349)	160,485,202
ROYAL BANK OF CANADA(1)(2)	AA-	SSABRA01	GW	Variable	3.78	161,563,442	131,629	(1,202,572)	160,492,499
UNION BANK OF SWITZERLAND(1)(2)	A+	4264	GW	Variable	3.77	161,563,442	147,110	(1,224,314)	160,486,238

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2008

Underlying Securities of Global Wrap Synthetic Investment Contracts (3)	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
Description
BSCMS 2002-PBW1 A1 11/11/2035	2,381,293	3.97	2,318,247
BSCMS 2005-T20 A1 10/12/2042	5,310,605	4.94	5,220,063
CCMSC 2000-1 A2 04/15/2032	4,381,920	7.76	4,413,957
CSFB 2002-CKP1 A2 12/15/2035	597,328	6.22	593,317
CSFB 2003-C3 A3 05/15/2038	1,855,052	3.38	1,777,992
CSFB 2003-C5 A3 12/15/2036	2,242,866	4.43	2,113,921
CSFB 2004-C3 A3 07/15/2036	4,976,327	4.30	4,907,917
DLJCM 1999-CG3 A1B 10/10/2032	1,845,415	7.34	1,853,373
FG G04774 01/01/2038	9,352,000	4.50	9,528,660
FH 1J1467 12/01/2036	5,133,409	6.22	5,334,900
FH 1J1516 02/01/2037	13,909,073	6.51	14,478,777
FH 1N0273 08/01/2036	2,363,598	6.43	2,445,211
FHLB 07/01/2011	9,200,000	3.63	9,885,249
FHLB 05/15/2012	3,200,000	5.75	3,611,511
FHLB 05/29/2013	2,080,000	3.63	2,186,812
FHLB 10/18/2013	2,505,000	3.63	2,653,373
FHLB 06/13/2014	1,160,000	4.88	1,295,137
FHLB 06/18/2014	1,510,000	5.25	1,720,956
FHLB 4S-2012 1 01/25/2012	642,031	4.84	650,794
FHLB QR-9012 1 08/15/2012	15,204,379	5.00	15,259,177
FHLMC 02/25/2011	1,000,000	3.25	1,051,375
FHLMC 03/15/2011	13,600,000	5.63	15,049,250
FHLMC 06/29/2011	9,200,000	3.88	9,791,333
FHLMC 10/25/2012	4,400,000	4.63	4,796,172
FHLMC 06/28/2013	4,275,000	3.75	4,553,783
FHLMC 09/27/2013	6,900,000	4.13	7,538,322
FHLMC 11/15/2013	6,030,000	4.88	6,764,811
FHLMC 01/15/2014	4,525,000	4.50	5,085,557
FHLMC 11/17/2017	3,075,000	5.13	3,582,418
FHR 2630 AE 12/15/2025	8,883,714	3.50	8,896,051

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2008

Underlying Securities of Global Wrap Synthetic Investment Contracts (3)	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
Description
FHR 2639 HC 09/15/2026	2,815,549	3.50	2,818,044
FHR 2684 PE 01/15/2033	2,284,000	5.00	2,344,197
FHR 2687 PM 11/15/2026	1,832,884	4.50	1,844,110
FHR 2702 DE 01/15/2026	5,260,671	5.50	5,323,978
FHR 2902 QC 07/15/2028	378,000	5.50	390,216
FHR 2980 LC 08/15/2030	3,350,000	5.50	3,457,471
FHR 2984 NB 11/15/2027	1,307,629	5.50	1,353,391
FHR 3072 A 12/15/2031	9,888,350	5.50	10,121,088
FHR 3351 PK 01/15/2032	9,274,000	5.50	9,670,760
FHRR R003 AG 10/15/2015	8,278,971	5.13	8,434,557
FHRR R003 VA 08/15/2016	2,242,768	5.50	2,346,518
FHRR R007 AC 05/15/2016	3,513,431	5.88	3,631,439
FHRR R011 AB 12/15/2020	3,048,758	5.50	3,139,225
FN 791030 07/01/2034	2,680,499	4.55	2,714,097
FNMA 04/11/2011	3,400,000	2.75	3,510,028
FNMA 05/15/2011	10,200,000	6.00	11,352,362
FNMA 11/19/2012	4,400,000	4.75	4,865,747
FNMA 07/12/2013	410,000	3.88	442,571
FNMA 03/15/2013	7,660,000	4.38	8,325,975
FNMA 10/15/2013	5,920,000	4.63	6,573,532
FNR 2004-83 AB 07/25/2030	7,269,034	4.50	7,355,128
FNR 2005-100 BA 04/25/2024	8,141,438	5.50	8,386,073
FNR 2005-8 CA 10/25/2023	3,778,616	5.00	3,845,726
FNR 2006-64 PB 09/25/2033	6,993,000	5.50	7,180,745
GMACC 1999-C2 A2 09/15/2033	2,490,592	6.95	2,495,189
GS 06/15/2012	2,410,000	3.25	2,520,928
LBUBS 2001-C3 A1 06/15/2020	1,505,814	6.06	1,490,409
MLMT 2004-KEY2 A2 08/12/2039	1,513,170	4.17	1,460,064
MSC 2004-IQ7 A2 06/15/2038	3,041,374	5.02	2,983,627
PSSF 2000-C1 A2 05/17/2032	9,339,825	7.73	9,399,685

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2008

Underlying Securities of Global Wrap Synthetic Investment Contracts (3)	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
Description
US Treasury Note 11/30/2013	39,500,000	2.00	40,593,721
US Treasury Note 10/31/2013	29,295,000	2.75	31,281,161
US Treasury Note 11/15/2018	11,040,000	3.75	12,551,238
US Treasury Note 08/15/2018	6,400,000	4.00	7,487,421
WBCMT 2003-C8 A2 11/15/2035	1,968,696	3.89	1,969,099
SSBT MORTGAGE	11,272,461	N/A	253,235,832
BACKED INDEX SECURITIES
LENDING FUND(4)
Total Global Wrap Synthetic Investment Contracts			646,253,768	627,181	(4,910,465)	641,970,484

Short Term Investments—(21.58%)	Units	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
Description
State Street Bank Yield Enhanced Short Term Investment Fund(4) (Cost $209,152,534)	209,152,534	209,152,534	—	—	209,152,534

Total Investments (100%)(a)		$975,839,587	$627,181	$(7,287,669)	$969,179,099

(1)	Variable rate contract. Rate disclosed is as of December 31, 2008.
(2)	Global wrap contract. A global wrap investment contract holds multiple underlying securities and provides for a crediting rate, with periodic resets, based on the actual performance of the underlying securities. This contract structure does not have a stated maturity date.
(3)	Represents underlying securities for the global wrap synthetic investment contracts.
(4)	Collective investment funds advised by State Street Global Advisors.
(a)	Amounts represent holdings of the Stable Asset Fund Trust in which the Stable Asset Return Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2008

Other Information

The following is a summary of the inputs used, as of December 31, 2008, involving the Fund’s assets and liabilities carried at fair value. The inputs or methodologies used for valuing investments and other financial instruments may not be an indication of the risk associated with investing in those securities. For more information on valuation inputs, and their aggregation into the levels used in the table below, please refer to the Valuation of Investments section in the accompanying notes to these financial statements.

	Level 1	Level 2	Level 3	Total
Investments in securities
Short term instruments	$—	$209,152,534	$—	$209,152,534
Investment contracts			120,433,285	120,433,285
Fixed income		646,253,768		646,253,768
Wrapper contracts		627,181		627,181
Total investments in securities	—	856,033,483	120,433,285	976,466,768
Other financial instruments—assets	—	—	—	—
Other financial instruments—liabilities	—	—	—	—

Total	$—	$856,033,483	$120,433,285	$976,466,768

The following is a reconciliation for assets for which Level 3 inputs were used in determining fair value:

Beginning Balance	$174,166,717
Change in unrealized appreciation (depreciation)	1,637,040
Net purchases (sales)	(55,370,472)

Ending Balance	$120,433,285

(1)	Variable rate contract. Rate disclosed is as of December 31, 2008.
(2)	Global wrap contract. A global wrap investment contract holds multiple underlying securities and provides for a crediting rate, with periodic resets, based on the actual performance of the underlying securities. This contract structure does not have a stated maturity date.
(3)	Represents underlying securities for the global wrap synthetic investment contracts.
(4)	State Street Bank and Trust Company (“SSBT”) collective investment funds advised by State Street Global Advisors.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

December 31, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $251,461,892 and units of 28,269,496)	$222,452,661
Cash	2,031
Receivable for fund units sold	335,027
Other assets	53,951

Total assets	222,843,670

Liabilities
Payable for fund units redeemed	1,416,857
State Street Bank and Trust Company—program fee payable	65,432
Trustee, management and administration fees payable	21,645
ABA Retirement Funds—program fee payable	8,351
Other accruals	71,577

Total liabilities	1,583,862

Net Assets (equivalent to $23.86 per unit based on 9,275,049 units outstanding)	$221,259,808

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Operations

For the year ended December 31, 2008
Investment income
Securities lending income	$325,214

Total investment income	325,214

Expenses
State Street Bank and Trust Company—program fee	1,120,842
Trustee, management and administration fees	324,520
ABA Retirement Funds—program fee	146,876
Legal and audit fees	85,485
Compliance consultant fees	76,852
Reports to unitholders	41,399
Registration fees	11,129
Other fees	48,531

Total expenses	1,855,634

Net investment income (loss)	(1,530,420)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	6,822,684
Change in net unrealized appreciation (depreciation)	(151,350,087)

Net realized and unrealized gain (loss)	(144,527,403)

Net increase (decrease) in net assets resulting from operations	$(146,057,823)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$(2,396,779)	$(1,530,420)
Net realized gain (loss)	9,477,936	6,822,684
Change in net unrealized appreciation (depreciation)	14,465,806	(151,350,087)

Net increase (decrease) in net assets resulting from operations	21,546,963	(146,057,823)

From unitholder transactions
Proceeds from units issued	80,367,372	130,629,324
Cost of units redeemed	(100,122,497)	(202,114,858)

Net increase (decrease) in net assets from unitholder transactions	(19,755,125)	(71,485,534)

Net increase (decrease) in net assets	1,791,838	(217,543,357)
Net Assets
Beginning of year	437,011,327	438,803,165

End of year	$438,803,165	$221,259,808

Number of units
Outstanding-beginning of year	11,900,880	11,413,546
Issued	2,104,446	3,900,483
Redeemed	(2,591,780)	(6,038,980)

Outstanding-end of year	11,413,546	9,275,049

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2004	2005	2006	2007	2008
Investment income†(a)	$—	$—	$—	$0.01	$0.03
Expenses(†)††	(0.14)	(0.16)	(0.19)	(0.21)	(0.18)

Net investment income (loss)	(0.14)	(0.16)	(0.19)	(0.20)	(0.15)
Net realized and unrealized gain (loss)	3.23	1.87	5.00 (b)	1.93	(14.44)

Net increase (decrease) in unit value	3.09	1.71	4.81	1.73	(14.59)
Net asset value at beginning of year	27.11	30.20	31.91	36.72	38.45

Net asset value at end of year	$30.20	$31.91	$36.72	$38.45	$23.86

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.50%	0.52%	0.57%	0.54%	0.56%
Ratio of net investment income (loss) to average net assets	(0.49)%	(0.51)%	(0.56)%	(0.52)%	(0.47)%
Portfolio turnover†††	7%	7%	6%	6%	3%
Total return	11.40%	5.66%	15.07%	4.71%	(37.95)%
Net assets at end of year (in thousands)	$382,172	$402,702	$437,011	$438,803	$221,260

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Amounts less than $0.005 per unit are rounded to zero.
(b)	Net of payment made by the Program’s record keeper, an affiliate, who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement Income Securities Lending Series Fund (cost $31,010,412 and units of 2,669,368)	$27,483,810
Cash	258
Receivable for fund units sold	37,049

Total assets	27,521,117

Liabilities
Payable for investments purchased	36,101
Payable for fund units redeemed	948
Retirement Date Fund management fee payable	2,310
State Street Bank and Trust Company—program fee payable	8,455
Trustee, management and administration fees payable	2,739
ABA Retirement Funds—program fee payable	1,128
Payable for legal and audit services	3,718
Other accruals	3,656

Total liabilities	59,055

Net Assets (equivalent to $9.52 per unit based on 2,883,860 units outstanding)	$27,462,062

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

For the year ended December 31, 2008
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	101,324
Trustee, management and administration fees	29,493
Retirement Date Fund management fee	29,351
ABA Retirement Funds—program fee	13,267
Legal and audit fees	7,977
Compliance consultant fees	7,128
Reports to unitholders	3,839
Registration fees	1,032
Other fees	4,619

Total expenses	198,030

Net investment income (loss)	(198,030)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	182,122
Change in net unrealized appreciation (depreciation)	(4,550,034)

Net realized and unrealized gain (loss)	(4,367,912)

Net increase (decrease) in net assets resulting from operations	$(4,565,942)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$(96,773)	$(198,030)
Net realized gain (loss)	205,579	182,122
Change in net unrealized appreciation (depreciation)	753,168	(4,550,034)

Net increase (decrease) in net assets resulting from operations	861,974	(4,565,942)

From unitholder transactions
Proceeds from units issued	10,063,943	22,979,591
Cost of units redeemed	(3,752,760)	(9,557,225)

Net increase (decrease) in net assets from unitholder transactions	6,311,183	13,422,366

Net increase (decrease) in net assets	7,173,157	8,856,424

Net Assets
Beginning of year	11,432,481	18,605,638

End of year	$18,605,638	$27,462,062

Number of units
Outstanding—beginning of year	1,088,660	1,676,159
Issued	934,950	2,131,117
Redeemed	(347,451)	(923,416)

Outstanding—end of year	1,676,159	2,883,860

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the period August 9, 2006(a) to December 31, 2006		2007	2008
Investment income†	$—		$—	$—
Expenses(†)††	(0.03)		(0.07)	(0.07)

Net investment income (loss)	(0.03)		(0.07)	(0.07)
Net realized and unrealized gain (loss)	0.53		0.67	(1.51)

Net increase (decrease) in unit value	0.50		0.60	(1.58)
Net asset value at beginning of year	10.00		10.50	11.10

Net asset value at end of year	$10.50		$11.10	$9.52

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.64%	0.67%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.64)%	(0.67)%
Portfolio turnover†††	72	%**	21%	33%
Total return	5.00	%**	5.71%	(14.23)%
Net assets at end of year (in thousands)	$11,432		$18,606	$27,462

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.
*	Annualized.
**	Not annualized.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2010 Securities Lending Series Fund (cost $57,855,042 and units of 4,894,085)	$49,224,709
Cash	444
Receivable for investments sold	248,782
Receivable for fund units sold	83,431

Total assets	49,557,366

Liabilities
Payable for fund units redeemed	332,213
Retirement Date Fund management fee payable	4,162
State Street Bank and Trust Company—program fee payable	15,244
Trustee, management and administration fees payable	4,937
ABA Retirement Funds—program fee payable	2,034
Other accruals	12,872

Total liabilities	371,462

Net Assets (equivalent to $10.98 per unit based on 4,478,584 units outstanding)	$49,185,904

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

For the year ended December 31, 2008
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	179,924
Trustee, management and administration fees	52,369
Retirement Date Fund management fee	52,213
ABA Retirement Funds—program fee	23,563
Legal and audit fees	14,133
Compliance consultant fees	12,636
Reports to unitholders	6,807
Registration fees	1,830
Other fees	8,165

Total expenses	351,640

Net investment income (loss)	(351,640)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	(126,974)
Change in net unrealized appreciation (depreciation)	(10,265,467)

Net realized and unrealized gain (loss)	(10,392,441)

Net increase (decrease) in net assets resulting from operations	$(10,744,081)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$(162,697)	$(351,640)
Net realized gain (loss)	355,313	(126,974)
Change in net unrealized appreciation (depreciation)	1,210,054	(10,265,467)

Net increase (decrease) in net assets resulting from operations	1,402,670	(10,744,081)

From unitholder transactions
Proceeds from units issued	26,856,884	42,530,838
Cost of units redeemed	(5,925,126)	(20,700,116)

Net increase (decrease) in net assets from unitholder transactions	20,931,758	21,830,722

Net increase (decrease) in net assets	22,334,428	11,086,641

Net Assets
Beginning of year	15,764,835	38,099,263

End of year	$38,099,263	$49,185,904

Number of units
Outstanding-beginning of year	1,234,569	2,807,869
Issued	2,025,484	3,342,882
Redeemed	(452,184)	(1,672,167)

Outstanding-end of year	2,807,869	4,478,584

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the period August 8, 2006(a) to December 31, 2006		2007	2008
Investment income†	$—		$—	$—
Expenses(†)††	(0.03)		(0.08)	(0.08)

Net investment income (loss)	(0.03)		(0.08)	(0.08)
Net realized and unrealized gain (loss)	0.80		0.88	(2.51)

Net increase (decrease) in unit value	0.77		0.80	(2.59)
Net asset value at beginning of year	12.00		12.77	13.57

Net asset value at end of year	$12.77		$13.57	$10.98

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.63%	0.67%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.63)%	(0.67)%
Portfolio turnover†††	21	%**	18%	27%
Total return	6.42	%**	6.26%	(19.09)%
Net assets at end of year (in thousands)	$15,765		$38,099	$49,186

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.
*	Annualized.
**	Not annualized.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2020 Securities Lending Series Fund (cost $96,572,131 and units of 7,878,268)	$74,914,452
Cash	670
Receivable for fund units sold	169,992

Total assets	75,085,114

Liabilities
Payable for investments purchased	4,499
Payable for fund units redeemed	165,493
Retirement Date Fund management fee payable	6,256
State Street Bank and Trust Company—program fee payable	22,916
Trustee, management and administration fees payable	7,419
ABA Retirement Funds—program fee payable	3,056
Other accruals	20,014

Total liabilities	229,653

Net Assets (equivalent to $11.91 per unit based on 6,284,404 units outstanding)	$74,855,461

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

For the year ended December 31, 2008
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	281,786
Trustee, management and administration fees	81,965
Retirement Date Fund management fee	81,762
ABA Retirement Funds—program fee	36,879
Legal and audit fees	22,066
Compliance consultant fees	19,732
Reports to unitholders	10,630
Registration fees	2,857
Other fees	12,779

Total expenses	550,456

Net investment income (loss)	(550,456)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	(1,007,714)
Change in net unrealized appreciation (depreciation)	(23,937,922)

Net realized and unrealized gain (loss)	(24,945,636)

Net increase (decrease) in net assets resulting from operations	$(25,496,092)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$(218,755)	$(550,456)
Net realized gain (loss)	619,988	(1,007,714)
Change in net unrealized appreciation (depreciation)	1,379,151	(23,937,922)

Net increase (decrease) in net assets resulting from operations	1,780,384	(25,496,092)

From unitholder transactions
Proceeds from units issued	37,272,738	75,915,473
Cost of units redeemed	(11,291,105)	(24,641,125)

Net increase (decrease) in net assets from unitholder transactions	25,981,633	51,274,348

Net increase (decrease) in net assets	27,762,017	25,778,256

Net Assets
Beginning of year	21,315,188	49,077,205

End of year	$49,077,205	$74,855,461

Number of units
Outstanding—beginning of year	1,390,894	2,995,453
Issued	2,318,688	5,055,777
Redeemed	(714,129)	(1,766,826)

Outstanding—end of year	2,995,453	6,284,404

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the period August 2, 2006(a) to December 31, 2006		2007	2008
Investment income†	$—		$—	$—
Expenses(†)††	(0.04)		(0.10)	(0.10)

Net investment income (loss)	(0.04)		(0.10)	(0.10)
Net realized and unrealized gain (loss)	1.36		1.16	(4.37)

Net increase (decrease) in unit value	1.32		1.06	(4.47)
Net asset value at beginning of year	14.00		15.32	16.38

Net asset value at end of year	$15.32		$16.38	$11.91

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.63%	0.67%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.63)%	(0.67)%
Portfolio turnover†††	16	%**	20%	17%
Total return	9.43	%**	6.92%	(27.29)%
Net assets at end of year (in thousands)	$21,315		$49,077	$74,855

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.
*	Annualized.
**	Not annualized.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2030 Securities Lending Series Fund (cost $70,877,660 and units of 5,652,241)	$51,282,781
Cash	452
Receivable for investments sold	123,641
Receivable for fund units sold	236,864

Total assets	51,643,738

Liabilities
Payable for fund units redeemed	360,504
Retirement Date Fund management fee payable	4,243
State Street Bank and Trust Company—program fee payable	15,535
Trustee, management and administration fees payable	5,034
ABA Retirement Funds—program fee payable	2,073
Other accruals	13,993

Total liabilities	401,382

Net Assets (equivalent to $12.79 per unit based on 4,006,357 units outstanding)	$51,242,356

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

For the year ended December 31, 2008
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	203,593
Retirement Date Fund management fee	59,210
Trustee, management and administration fees	59,150
ABA Retirement Funds—program fee	26,646
Legal and audit fees	15,834
Compliance consultant fees	14,177
Reports to unitholders	7,637
Registration fees	2,053
Other fees	9,136

Total expenses	397,436

Net investment income (loss)	(397,436)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	(353,221)
Change in net unrealized appreciation (depreciation)	(21,728,360)

Net realized and unrealized gain (loss)	(22,081,581)

Net increase (decrease) in net assets resulting from operations	$(22,479,017)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$(188,496)	$(397,436)
Net realized gain (loss)	321,632	(353,221)
Change in net unrealized appreciation (depreciation)	1,327,454	(21,728,360)

Net increase (decrease) in net assets resulting from operations	1,460,590	(22,479,017)

From unitholder transactions
Proceeds from units issued	33,167,736	48,033,691
Cost of units redeemed	(5,481,198)	(18,719,510)

Net increase (decrease) in net assets from unitholder transactions	27,686,538	29,314,181

Net increase (decrease) in net assets	29,147,128	6,835,164

Net Assets
Beginning of year	15,260,064	44,407,192

End of year	$44,407,192	$51,242,356

Number of units
Outstanding-beginning of year	859,275	2,334,893
Issued	1,765,786	2,832,112
Redeemed	(290,168)	(1,160,648)

Outstanding-end of year	2,334,893	4,006,357

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the period August 2, 2006(a) to December 31, 2006		2007	2008
Investment income†	$—		$—	$—
Expenses(†)††	(0.05)		(0.12)	(0.11)

Net investment income (loss)	(0.05)		(0.12)	(0.11)
Net realized and unrealized gain (loss)	1.81		1.38	(6.12)

Net increase (decrease) in unit value	1.76		1.26	(6.23)
Net asset value at beginning of year	16.00		17.76	19.02

Net asset value at end of year	$17.76		$19.02	$12.79

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.63%	0.67%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.63)%	(0.67)%
Portfolio turnover†††	6	%**	7%	15%
Total return	11.00	%**	7.09%	(32.75)%
Net assets at end of year (in thousands)	$15,260		$44,407	$51,242

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.
*	Annualized.
**	Not annualized.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2008
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2040 Securities Lending Series Fund (cost $44,187,471 and units of 3,501,067)	$31,338,052
Cash	316
Receivable for fund units sold	169,774

Total assets	31,508,142

Liabilities
Payable for investments purchased	33,321
Payable for fund units redeemed	136,452
Retirement Date Fund management fee payable	2,546
State Street Bank and Trust Company—program fee payable	9,313
Trustee, management and administration fees payable	3,021
ABA Retirement Funds—program fee payable	1,244
Other accruals	8,544

Total liabilities	194,441

Net Assets (equivalent to $13.91 per unit based on 2,251,543 units outstanding)	$31,313,701

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

For the year ended December 31, 2008
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	124,294
Retirement Date Fund management fee	36,167
Trustee, management and administration fees	36,109
ABA Retirement Funds—program fee	16,271
Legal and audit fees	9,658
Compliance consultant fees	8,649
Reports to unitholders	4,660
Registration fees	1,253
Other fees	5,566

Total expenses	242,627

Net investment income (loss)	(242,627)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	(385,452)
Change in net unrealized appreciation (depreciation)	(14,478,560)

Net realized and unrealized gain (loss)	(14,864,012)

Net increase (decrease) in net assets resulting from operations	$(15,106,639)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2007	2008
From operations
Net investment income (loss)	$(142,971)	$(242,627)
Net realized gain (loss)	443,499	(385,452)
Change in net unrealized appreciation (depreciation)	997,261	(14,478,560)

Net increase (decrease) in net assets resulting from operations	1,297,789	(15,106,639)

From unitholder transactions
Proceeds from units issued	21,570,894	29,884,952
Cost of units redeemed	(5,891,316)	(12,335,820)

Net increase (decrease) in net assets from unitholder transactions	15,679,578	17,549,132

Net increase (decrease) in net assets	16,977,367	2,442,493

Net Assets
Beginning of year	11,893,841	28,871,208

End of year	$28,871,208	$31,313,701

Number of units
Outstanding-beginning of year	594,990	1,344,258
Issued	1,026,009	1,599,261
Redeemed	(276,741)	(691,976)

Outstanding-end of year	1,344,258	2,251,543

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the period August 3, 2006(a) to December 31, 2006		2007	2008
Investment income†	$—		$—	$—
Expenses(†)††	(0.06)		(0.13)	(0.12)

Net investment income (loss)	(0.06)		(0.13)	(0.12)
Net realized and unrealized gain (loss)	2.05		1.62	(7.45)

Net increase (decrease) in unit value	1.99		1.49	(7.57)
Net asset value at beginning of year	18.00		19.99	21.48

Net asset value at end of year	$19.99		$21.48	$13.91

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.63%	0.67%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.63)%	(0.67)%
Portfolio turnover†††	8	%**	14%	14%
Total return	11.06	%**	7.45%	(35.24)%
Net assets at end of year (in thousands)	$11,894		$28,871	$31,314

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	Commencement of operations.
*	Annualized.
**	Not annualized.

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

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of December 31, 2008, 47.3% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of December 31, 2008, 33.3% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of December 31, 2008, 25.0% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of December 31, 2008, 8.7% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity. Currently, SARF invests all of its assets in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a separate State Street Bank collective investment fund which invests in investment contracts (“Traditional Investment Contracts”), “Synthetic GICs”, which represent individual assets placed in a trust, including by investing a portion of its assets in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund (the “Short-Term Fund”), an enhanced short-term income collective investment fund maintained by State Street Bank. A third party issues a wrapper that provides that participant transactions are executed at contract value. The Stable Asset Return Fund is the only investor in SAFT, while retirement plans other than those adopted under the Program also invest in the Short-Term Fund. The annual financial statements of YES and SAFT are available from State Street Bank upon request.

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

Funds in the Trust that participate in securities lending may have cash collateral invested in the State Street Quality D Short-Term Investment Fund (“Quality D”). State Street Bank and Trust Company serves as the Trustee for Quality D. For purposes of daily admissions and redemptions, the short-term portfolio instruments in Quality D are currently valued on the basis of amortized cost, as provided for in the Declaration of Trust of Quality D. Participant units in Quality D are issued and redeemed on each business day (“valuation date”). Participant units in Quality D are currently purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market based net asset value of Quality D, the Trustee of Quality D may determine that continued redemption at a constant $1.00 net asset value would create inequitable results for the Quality D unit holders. In these circumstances, the Trustee of Quality D, in its sole discretion and acting in a manner its deems appropriate and fair on behalf of all of the Quality D unit holders, may adjust the valuation of the units or assets of Quality D until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

The Trustee for Quality D believes that the current disparity between the constant or amortized cost net asset value and the net asset value based on fair market value is primarily attributable to unrealized losses on longer duration instruments stemming from a lack of liquidity in the secondary market rather than from any impairment to the underlying assets. The Trustee continues to believe that these longer duration instruments will mature at par at or before their stated maturity date and that selling these assets in the short term to meet other than ordinary course redemptions would result in a significant realized loss that would not be in the best interest of all participants in Quality D. Accordingly, the Trustee for Quality D recently announced additional withdrawal safeguards. In order to maintain long term value for all participants in Quality D, any participant in Quality D, including the Funds of the Trust, that expressly or otherwise effectively terminates its participation in the securities lending program would, on redemption, receive an in-kind pro rata share of Quality D. The Trustee continues, however, to seek to transact normal daily activity, such as new loans, loan returns and daily marks to market, at $1.00. The financial statements of Quality D are available from State Street Bank upon request.

State Street Bank collective investment funds, in which the Funds in the Trust invest, participate in securities lending and may invest their cash collateral in State Street Bank Quality Trust, or in the State Street Super Collateral Short-Term Investment Fund (“Super C”), funds that operate similar to Quality D (collectively, the “Cash Collateral Funds”). These funds also have experienced discrepancies between constant asset values and net asset values based on fair market values for the same reasons as described above, and also have imposed in-kind redemption requirements for participants terminating participation in the securities lending program. The financial statements of Quality Trust and Super C are available from State Street Bank upon request.

The Collective Trust Fund’s per unit net asset values reflected in the financial statements are based on United States generally accepted accounting principles (“GAAP”) and differ from the per unit net

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

asset values calculated for purpose of transactions experienced by participants in their account. The difference is driven by the valuation of securities lending Cash Collateral Funds. See note 6.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

Other securities may be priced using a pricing matrix to determine the value of fixed income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds. Each of these funds use fair value pricing in determining their net asset values.

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

The short-term portfolio instruments of YES are valued on the basis of amortized cost, which approximates fair value, unless otherwise determined by the trustees of YES. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Various inputs are used in determining the value of the Fund’s investments. These inputs are summarized in the three broad levels as follows:

•	Level 1—quoted prices in active markets for identical securities

•

Level 2—other significant observable inputs. Observable inputs are inputs that other market participants would use in valuing a portfolio instrument. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

•	Level 3—significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)

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

The following is a summary of the inputs used as of December 31, 2008 in valuing the Collective Trust Funds’ assets carried at fair value:

	Investments in Securities at Fair Value
Valuation Inputs	Balanced Fund	Index Equity Fund
Level 1—Quoted Prices	$142,422,369	$—
Level 2—Other Significant Observable Inputs	150,289,211	222,452,661
Level 3—Significant Unobservable Inputs	—	—

Total	$292,711,580	$222,452,661

Intermediate Bond Fund

Valuation Inputs	Investments in Securities at Fair Value	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments*
Level 1—Quoted Prices	$2,753,125	$8,040,717
Level 2—Other Significant Observable Inputs	363,492,258	(18,961,050)
Level 3—Significant Unobservable Inputs	—	(2,176,808)

Total	$366,245,383	$(13,097,141)

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Intermediate Bond Fund

Level 3 Roll Forward	Investments in Securities at Fair Value
Balance as of January 1, 2008	$—
Accrued discounts/premiums	—
Realized gain (loss) and change in unrealized appreciation (depreciation)	173,892
Net purchases (sales)	4,508,398
Net transfers in and/or out of Level 3	(4,682,290)

Balance as of December 31, 2008	$—

Intermediate Bond Fund

Level 3 Roll Forward	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments*
Balance as of January 1, 2008	$—
Accrued discounts/premiums	—
Realized gain (loss) and change in unrealized appreciation (depreciation)	(1,899,274)
Net purchases (sales)	(277,534)
Net transfers in and/or out of Level 3	—

Balance as of December 31, 2008	$(2,176,808)

*	Other financial instruments are derivative instruments including forward foreign currency exchange contracts, futures contracts, written options and interest rate swap contracts, which are valued at the unrealized appreciation/depreciation on the instrument.

	Investments in Securities at Fair Value
Valuation Inputs	International Equity Fund	Large-Cap Growth Equity Fund	Large-Cap Value Equity Fund
Level 1—Quoted Prices	$17,038,050	$237,832,268	$151,306,562
Level 2—Other Significant Observable Inputs	137,426,807	158,419,630	69,161,885
Level 3—Significant Unobservable Inputs	—	—	—

Total	$154,464,857	$396,251,898	$220,468,447

	Investments in Securities at Fair Value
Valuation Inputs	Mid-Cap Growth Equity Fund	Mid-Cap Value Equity Fund
Level 1—Quoted Prices	$64,565,814	$43,045,931
Level 2—Other Significant Observable Inputs	19,581,492	15,033,638
Level 3—Significant Unobservable Inputs	—	1,218,071

Total	$84,147,306	$59,297,640

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Mid-Cap Value Equity Fund

Level 3 Roll Forward	Investments in Securities at Fair Value
Balance as of January 1, 2008	$515,947
Accrued discounts/premiums	—
Realized gain (loss) and change in unrealized appreciation (depreciation)	(77,173)
Net purchases (sales)	—
Net transfers in and/or out of Level 3	779,297

Balance as of December 31, 2008	$1,218,071

	Investments in Securities at Fair Value
Valuation Inputs	Small-Cap Equity Fund	Stable Asset Return Fund
Level 1—Quoted Prices	$128,350,317	$—
Level 2—Other Significant Observable Inputs	76,986,331	976,459,438
Level 3—Significant Unobservable Inputs	—	—

Total	$205,336,648	$976,459,438

	Investments in Securities at Fair Value
Valuation Inputs	Lifetime Income Retirement Date Fund	2010 Retirement Date Fund	2020 Retirement Date Fund
Level 1—Quoted Prices	$—	$—	$—
Level 2—Other Significant Observable Inputs	27,483,810	49,224,709	74,914,452
Level 3—Significant Unobservable Inputs	—	—	—

Total	$27,483,810	$49,224,709	$74,914,452

	Investments in Securities at Fair Value
Valuation Inputs	2030 Retirement Date Fund	2040 Retirement Date Fund
Level 1—Quoted Prices	$—	$—
Level 2—Other Significant Observable Inputs	51,282,781	31,338,052
Level 3—Significant Unobservable Inputs	—	—

Total	$51,282,781	$31,338,052

B.    Stable Asset Return Fund

SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts, high quality short-term income securities, investments in YES and the State Street Bank and Trust Mortgage Backed Securities Fund. SAFT has entered into a global fully benefit responsive investment contract with four different financial institutions so called “synthetic investment contracts” described below. On a daily basis SARF accrues dividend income based on the income credited by SAFT. SARF does not distribute income and any increase to the net assets is reflected by an

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

increase to the unit value. Each month the dividend income earned by SARF is reinvested into SAFT. As a result of its investment in SAFT, SARF is subject to the specialized accounting provisions described below. The Statement of Assets and Liabilities presents the fair value of the investment contracts held by SAFT with the adjustment to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis. Since SARF is fully invested in SAFT the following are the accounting policies of SAFT:

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

A synthetic GIC is a wrap contract paired with an underlying investment or investments, usually a portfolio of high-quality, intermediate term fixed income securities. Events disqualifying an underlying investment include but are not limited to bankruptcy of the security issuer or default or restricted liquidity of the security. The portfolio is owned by the Fund. The Fund purchases a wrapper contract from an insurance company or other financial services institution. The portfolio, coupled with the wrap contract, attempts to replicate the characteristics of a traditional GIC.

A synthetic GIC attempts to protect principal and accumulated interest and credits a stated interest rate for a specified period of time (e.g. monthly or quarterly). Investment gains and losses are amortized over the expected duration through the calculation of the interest rate applicable to the Fund on a prospective basis (the “Crediting Rate”). The Crediting Rate is primarily based on the current yield-to-maturity of the covered investments, plus or minus amortization of the difference between the market value and contract value of the covered investments over the duration of the covered investments at the time of computation. The Crediting Rate is most impacted by the change in the annual effective yield to maturity of the underlying securities, but is also affected by the differential between the contract value and the market value of the covered investments. This difference is amortized over the duration of the covered investments. Depending on the change in duration from each reset period, the magnitude of the impact to the Crediting Rate of the contract to market difference is heightened or lessened. The Crediting Rate can be adjusted periodically and is usually adjusted either monthly or quarterly, but in no event is the Crediting Rate less than zero. The Crediting Rate may be impacted amongst other things, by volatility and illiquidity in the fixed-income securities market. If the market value of the underlying investments held by the Fund as a whole is lower that their contract value, the Crediting Rate may be lower than the return on the underlying investments. Significant additional contributions from participants may in certain cases increase market value attributed to the underlying investments and increase the Crediting Rate and the Fund’s return. Redemptions may have an opposite effect, where if the Fund experiences significant redemptions when the market value is below the contract value, the Fund’s return and Crediting Rate may be reduced to zero.

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

Notes to Financial Statements—(Continued)

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

For example, retirement benefit payments which occur because an employer has offered a subsidized early retirement program will not transact at contract value unless the scope of the program is not material or the investment contract includes a “contract value corridor”. Whether an employer initiated event is probable is foremost within the knowledge of the employer, but in the normal course may be communicated to the investment manager of the Fund. While the investment manager may take action to minimize or eliminate the impact of the employer initiated event, there is no assurance that the issuer will continue to transact at contract value once the corridor is used. In that case, the Fund would be unable to maintain the ability to transact at contract value. As of December 31, 2008, the occurrence of an event that would limit the ability of the Fund to transact at contract value with the participants in the Fund is not probable.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

terminates when the market value equals zero, the issuer will pay the excess of contract value over market value to the Fund to the extent necessary for the Fund to satisfy outstanding contract value withdrawal requests. Contract termination also may occur by either party upon election and notice.

At any time after the second anniversary of the contract, the issuer may elect to terminate the contract by giving notice to the Trustee. If, at any time prior to dates agreed to in each contract for the receipt of such notice, the Trustee objects to such election, the Trustee shall be deemed to have made an immunization election and the immunization provisions of the contract apply. The immunization provision gives the issuer the right to request that its wrapped portion of the Fun be managed according to more conservative immunization investment guidelines provided for in the contract.

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

viii.    Adjustments to Contract Value

At December 31, 2008, all investment contracts held by SAFT were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the Trust’s fully benefit-responsive investment contracts during 2008 is reflected below:

	December 31, 2008	December 31, 2007	Change
Net assets at fair value	$976,459,379	$877,984,124	$98,475,255
Net assets (at contract value)	969,171,710	880,338,231	88,833,479
Adjustment to contract value	(7,287,669)	2,354,107	(9,641,776)

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Sensitivity Analysis

The following tables are intended to provide the analyses of the sensitivity of Crediting Rate to future interest changes. These are estimates calculated based on current Crediting Rate calculations, and are not intended to serve as a projection or guarantee of future rates of return to be earned by the Fund.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2008	3.46%
March 31, 2009		3.38%	3.50%	3.69%	3.76%
June 30, 2009		3.11%	3.33%	3.73%	3.91%
September 30, 2009		2.88%	3.19%	3.77%	4.04%
December 31, 2009		2.68%	3.07%	3.80%	4.15%

Hypothetical change in current yield and 10% participant transactions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2008	3.46%
March 31, 2009		3.61%	3.64%	3.65%	3.62%
June 30, 2009		3.30%	3.45%	3.70%	3.79%
September 30, 2009		3.04%	3.29%	3.74%	3.94%
December 31, 2009		2.82%	3.15%	3.78%	4.07%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields
Based on actual income(1)	2.69%
Based on interest rate credited to participants(2)	3.38%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on December 31, 2008 by the fair value of investments on December 31, 2008.
(2)	Computed by dividing the annualized one-day earnings credited to participants on December 31, 2008 by the fair value of investments on December 31, 2008.

ix.    Stable Asset Return Fund Enhancement by Trustee

During 2008, some of the underlying funds within the global synthetic investment contracts experienced depreciation as a result of the volatility and illiquidity in the fixed income securities market. According to the investment contract agreements, when fair value of the investments falls below a defined value in the contract for an extended period of time, the contract issuers have the option of electing termination or immunization of the contract. On October 24, 2008 State Street Corporation contributed $21.6 million in cash (the “Infusion”) into SAFT to improve the fair value of the underlying investments in the global synthetic investment contracts. State Street Corporation received no units of

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

SAFT or other considerations in return for the payment. The cash was subsequently invested in the State Street Bank and Trust Company Yield Enhanced Short Term Fund and included as underlying investments of the global synthetic investment contract. In addition, State Street Corporation purchased $104.3 million of asset-backed and mortgage-backed securities from SAFT, as these securities were identified as having potential downside valuation risk if the markets remain disrupted.

Because the investment contracts are considered fully benefit responsive and are recorded at contract value for purposes of the statement of net assets at period end, the Infusion had no impact to the unit holders aside from decreasing the adjustment from fair value to contract value (affecting future crediting rates (see Note B ii.)) and changing the portfolio risk characteristics. The Trustee has made a required filing with the Department of Labor relating to this transaction and is awaiting response.

In connection with this purchase of securities and cash contribution, the Fund entered into updated wrap commitment agreements with each investment contract issuer.

Deterioration in the market-to-book-value-ratio in the future could lead one or more wrap providers to discontinue their relationship with the Fund. Factors that could lead to further deterioration in the market-to-book-value-ratio or the crediting rate earned by the participants include a decline in the market value of the securities held or of fixed-income securities generally due to illiquidity, interest rate or credit risk or net cash outflows due to redemptions by participants in the Fund.

x.    SARF Subsequent Event

Effective January 2009, Bank of America announced they will not be accepting any new participant cash flows into the global wrap contracts pending changes in the market. At the discretion of SSgA, new cash flows will be invested in traditional GICs or in the portfolio cash vehicle.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. Based on management’s analysis for the Collective Trust under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ( “Fin 48”) for the open tax years (calendar years ended December 31, 2005-2008), management determined that the applications of FIN 48 did not have a material impact on the Collective Trust’s financial statements. Fin 48 establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken on a U.S. income tax return. However, management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

At December 31, 2008, the Intermediate Bond Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Euribor Futures	7	$2,327,255	December 2009	$50,720
90 Day Eurodollar Futures	58	14,217,345	March 2009	128,955
90 Day Eurodollar Futures	400	96,102,439	March 2010	2,367,561
90 Day Eurodollar Futures	215	52,880,661	June 2009	261,964
Germany Federal Republic Bonds	78	12,508,966	March 2009	90,968
Germany Federal Republic Bonds	34	5,797,117	March 2009	103,031
Pound Sterling Futures	133	22,705,606	September 2009	779,894
Pound Sterling Futures	20	3,497,716	March 2009	33,219
U.K. Treasury Bonds	43	7,198,270	March 2009	435,049
U.S. Treasury Notes 5yrs	617	73,070,555	March 2009	386,187
U.S. Treasury Notes 10yrs	994	121,058,857	March 2009	3,936,643
U.S. Treasury Notes 30yrs	8	1,125,130	March 2009	(20,755)

				$8,553,436

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

I.    Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of December 31, 2008, the Intermediate Bond Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Pound Sterling	269,000	402,047	1/08/09	$(15,325)
Purchase	Mexican Peso	74,039	5,455	5/19/09	(292)
Sale	Euro	3,474,000	4,397,077	1/13/09	(430,213)
Sale	Pound Sterling	498,000	762,884	1/13/09	47,045
Sale	Japanese Yen	211,494,000	2,219,244	1/08/09	(113,934)

					$(512,719)

J.    Interest Rate Swap Contracts

The Intermediate Bond Fund may invest in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange of commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Swap contracts typically have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Periodic cash settlements on interest rate swaps are recorded as adjustments to realized gains or losses. Up-front payments are recorded to realized gains or losses upon termination of the swap contract.

Entering into a swap contract involves, to varying degrees, elements of credit, market and interest rate risk in excess of the amounts reported in the Statement of Assets and Liabilities. Notional principal amounts are used to express the extent of involvement in the transactions, but are not delivered under the contracts. Accordingly, credit risk is limited to any amounts receivable from the counterparty. To reduce credit risk from potential counterparty default, the Fund enters into swap contracts with counterparties whose creditworthiness has been approved by the investment advisor to the Fund. The Fund bears the market risk arising from any change in interest rates. Based on market fluctuation cash collateral may be exchanged between the parties to decrease the amount of counterparty default risk.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

At December 31, 2008, the Intermediate Bond Fund held the following interest rate swap contracts:

Notional Amount	Net Cost/(Proceeds)	Swap Counterparty	Termination Date	Rate Type		Unrealized Appreciation/ (Depreciation)

				Floating Rate	Fixed Rate
15,100,000 BRL	$(137,999)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (c)	10.115%	$(275,953)
4,000,000 BRL	(35,463)	UBS (a)	01/02/2012	CDI-Brazil (c)	10.575%	(46,671)
9,600,000 BRL	(47,305)	UBS (a)	01/02/2012	CDI-Brazil (c)	12.540%	72,457
21,400,000 BRL	(113,331)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (c)	12.540%	169,397
2,000,000 BRL	9,641	Merrill Lynch (a)	01/02/2012	CDI-Brazil (c)	14.765%	30,831
6,800,000 EUR	(169,401)	Morgan Stanley (b)	06/16/2014	6 Month EUR LIBOR	4.000%	(77,501)
400,000 EUR	1,428	Barclays (b)	09/17/2018	6 Month EUR LIBOR	5.000%	(56,475)
2,000,000 EUR	(65,023)	Barclays (b)	09/17/2038	6 Month EUR LIBOR	5.000%	(639,514)
4,300,000 GBP	(23,436)	Morgan Stanley (b)	06/15/2037	6 Month GBP LIBOR	4.000%	(455,009)
5,100,000 GBP	(20,879)	Barclays (b)	06/15/2037	6 Month GBP LIBOR	4.000%	(546,579)
370,000,000 JPY	(48,403)	UBS (b)	06/17/2018	6 Month JPY LIBOR	1.500%	(48,176)
108,000,000 MXN	22,578	Merrill Lynch (a)	11/04/2016	MXN-TIIE-Banxico (d)	8.170%	(57,272)
3,000,000 USD	(107,850)	Merrill Lynch (b)	06/17/2011	3 Month USD LIBOR	4.000%	(27,236)
28,000,000 USD	(174,101)	Merrill Lynch (a)	12/17/2013	3 Month USD LIBOR	4.000%	2,623,146
4,900,000 USD	(36,147)	Merrill Lynch (b)	12/17/2023	3 Month USD LIBOR	5.000%	(1,306,306)
28,200,000 USD	(1,201,542)	Bank of America (b)	12/17/2028	3 Month USD LIBOR	5.000%	(8,343,303)
15,700,000 USD	(1,093,834)	Merrill Lynch (b)	12/17/2038	3 Month USD LIBOR	5.000%	(6,047,025)
25,400,000 USD	(79,465)	Citibank (a)	12/17/2013	3 Month USD LIBOR	4.000%	2,301,099
42,300,000 USD	(679,998)	Morgan Stanley (a)	12/17/2013	3 Month USD LIBOR	4.000%	4,379,806
8,100,000 USD	(515,893)	Morgan Stanley (b)	12/17/2038	3 Month USD LIBOR	5.000%	(3,168,244)
500,000 USD	(45,559)	Barclays (b)	12/17/2038	3 Month USD LIBOR	5.000%	(181,857)
47,900,000 USD	(727,182)	Barclays (a)	12/17/2013	3 Month USD LIBOR	4.000%	4,916,800
25,700,000 USD	(1,157,983)	Barclays (b)	12/17/2023	3 Month USD LIBOR	5.000%	(5,883,048)
4,400,000 USD	(89,367)	Bank of America (b)	12/17/2038	3 Month USD LIBOR	5.000%	(1,911,893)
10,000,000 USD	(63,564)	Bank of America (b)	12/17/2023	3 Month USD LIBOR	5.000%	(2,676,137)
9,000,000 USD	(340,830)	Credit Suisse (b)	06/17/2011	3 Month USD LIBOR	4.000%	(64,427)
154,200,000 USD	(5,640,636)	Barclays (b)	06/17/2011	3 Month USD LIBOR	4.000%	(1,302,765)
6,200,000 USD	(749,828)	Credit Suisse (b)	06/17/2024	3 Month USD LIBOR	4.000%	(116,586)
6,900,000 USD	(553,587)	Credit Suisse (b)	06/17/2016	3 Month USD LIBOR	4.000%	(118,548)
5,400,000 USD	(431,568)	Citibank (b)	06/17/2016	3 Month USD LIBOR	4.000%	(94,451)
14,800,000 USD	(287,175)	Merrill Lynch (b)	05/21/2009	USD-CMM30-FNMA Rate (e)	5.500%	(2,207,639)
400,000 EUR	66	UBS (a)	10/15/2010	CPI - France (f)	2.146%	21,221

	$(14,603,636)					$(21,137,858)

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	Fund receives the floating rate and pays the fixed rate.
(c)	CDI – Brazil is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(d)	MXN – TIIE – Banxico is the Mexican Peso Floating Rate as published by El Banco de Mexico.
(e)	CMM USD Constant Maturity Mortgage Swaps are dependent on an underlying index (CMM Index) which tracks secondary mortgage rates.
(f)	CPI – France is the Consumer Price Index of France.

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

Notes to Financial Statements—(Continued)

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

A summary of the written put options for the year ended December 31, 2008 is as follows:

Written Put Option Contracts	Number of Contracts	Premium
Outstanding, beginning of year	—	$—

Options written	173	105,157
Options exercised	—	—
Options expired	—	—
Options closed	(173)	(105,157)

Outstanding, end of year	—	$—

A summary of the written call options for the year ended December 31, 2008 is as follows:

Written Call Option Contracts	Number of Contracts	Premium
Outstanding, beginning of year	—	$—

Options written	110	34,100
Options exercised	—	—
Options expired	—	—
Options closed	(110)	(34,100)

Outstanding, end of year	—	$—

For the year ended December 31, 2008, the Fund had not entered into any swaption contracts.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees paid to each investment advisor during the year ended December 31, 2008 are listed below.

Investment Advisor	Fee Rate Range Highest to Lowest
Alliance Capital Management L.P. (Large-Cap Value Equity)	.50% to .15%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)	.50% to .225%*
JP Morgan Fleming Asset Management Limited (International Equity)	.75% to .45%
Pacific Investment Management Company (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%
Smith Asset Management Group, LP (Small-Cap Equity)	.85% to .45%
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	.50% to .35%
Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%
Wellington Management Company, LLP (Mid-Cap Value Equity)	.75% to .55%
Wellington Management Company, LLP (Small-Cap Equity)	.90% to .70%

*	Subject to a 5% reduction based on aggregate fees. Reduction was in effect from January 1, 2008, through June 30, 2008. Due to significant market value decline and withdrawals the reduction was discontinued effective July 1, 2008.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Investment Advisor	Fees for the Year Ended December 31, 2008
Alliance Capital Management L.P. (Large-Cap Value Equity)	$646,628
Capital Guardian Trust Company (Balanced)	487,040
Capital Guardian Trust Company (Large-Cap Growth Equity)	423,638
JP Morgan Fleming Asset Management Limited (International Equity)	749,470
Pacific Investment Management Company (Intermediate Bond)	1,198,251
Philadelphia International Advisors LP (International Equity)	530,834
Smith Asset Management Group, LP (Small-Cap Equity)	622,015
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	719,220
Turner Investment Partners (Mid-Cap Growth Equity)	659,812
Wellington Management Company, LLP (Mid-Cap Value Equity)	429,934
Wellington Management Company, LLP (Small-Cap Equity)	918,512

$7,385,354

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

The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the year ended December 31, 2008:

Value of Program Assets	Rate of ARF Program Fees
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4 billion	.015%

ARF received Program fees of $1,633,245 for the year ended December 31, 2008. These fees are allocated to each Fund based on net asset value.

ARF and State Street Bank have agreed to adjust the State Street Bank Program fee based upon the following schedule:

Value of Program Assets	Rate of State Street Bank Program Fee
First $2 billion	.40%
Next $1 billion	.31%
Next $1 billion	.21%
Over $4 billion	.13%

For the year ended December 31, 2008, State Street Bank received program fees of $12,464,738.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

For the year ended December 31, 2008, State Street Bank received trustee, management and administration fees of $3,617,122.

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the year ended December 31, 2008, State Street Bank received Retirement Date Fund management fees of $258,703.

During the year ended December 31, 2008, the Program’s custodian reimbursed the Small-Cap Equity Fund $113,658 for losses attributable to a corporate action processing error.

4.    Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Year Ended December 31, 2008
	Purchases	Sales
Balanced Fund	$113,344,897	$157,072,788
Index Equity Fund	9,597,392	82,251,425
Intermediate Bond Fund	102,187,963	73,652,295
International Equity Fund	73,629,650	111,212,820
Large-Cap Growth Equity Fund	180,226,619	272,247,802
Large-Cap Value Equity Fund	51,705,216	109,650,747
Mid-Cap Growth Equity Fund	174,104,272	173,085,936
Mid-Cap Value Equity Fund	33,707,591	44,070,395
Small-Cap Equity Fund	233,204,702	260,871,807
Lifetime Income Retirement Date Fund	22,977,951	9,745,686
2010 Retirement Date Fund	35,401,305	13,909,567
2020 Retirement Date Fund	64,435,603	13,686,723
2030 Retirement Date Fund	38,110,415	9,183,450
2040 Retirement Date Fund	22,259,695	4,949,764

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the Year Ended December 31, 2008
	Purchases	Sales
Intermediate Bond Fund	$4,227,282,767	$4,463,367,224

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

The Funds, to the extent invested in fixed income securities, including all lending Funds through collateral holdings, are subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tends to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the value of the Funds. A change in the level of interest rates will tend to cause the net asset value of the Fund to change. If such interest rate changes are sustained over time, the yield of the Funds will fluctuate accordingly.

Fixed-income securities, including corporate bonds, also are subject to credit risk. When a security is purchased, its anticipated yield depends on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Funds invest in securities with medium or lower credit qualities, they are subject to a higher level of credit risk than investments in investment-grade securities. The credit quality of non investment-grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity and the value of the Funds will

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

reflect this volatility. Moreover, the Funds rely to a significant extent on ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which the Funds propose to invest. There may be limitations on the quality of such ratings. For instance, certain asset backed securities such as subprime CMOs and securities backed by bond insurance that initially received relatively high ratings were, in connection with the credit markets turbulence, subsequently significantly downgraded. There is a risk of loss associated with securities even if initially highly rated, particularly in the case of collateralized debt obligations and other structured-finance investments that are often of relatively higher complexity.

Recent events in both the equity and fixed income markets and in particular the financial sector have resulted in an unusually high degree of volatility in the market and the Funds of the Collective Trust. Fixed income markets have also experienced an unusually high degree of illiquidity which has adversely affected the Funds of the Collective Trust that invest in fixed income securities. The Collective Trust’s investment in the financial sector has attributed to the volatility of the Collective Trust’s Funds.

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

The Funds are subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers.

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

At December 31, 2008, the Funds’ market value of securities on loan and collateral value received at amortized cost and market value for securities loaned was as follows:

Fund	Market Value of Loaned Securities	Amortized Cost	Collateral Market Value
Balanced	$14,549,335	$14,928,834	$13,781,255
Intermediate Bond	6,881,225	7,023,383	6,483,495
International Equity	19,853,048	20,735,943	19,141,971
Large-Cap Growth Equity	30,858,899	31,815,523	29,369,864
Large-Cap Value Equity	13,831,349	14,300,203	13,200,946
Mid-Cap Growth Equity	19,668,664	20,149,511	18,600,618
Mid-Cap Value Equity	15,102,586	15,594,274	14,395,542
Small-Cap Equity*	65,438,286	67,516,135	62,317,279

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

As discussed in Note 1, units of Quality D continue to be issued and redeemed at a constant $1.00 net asset value per unit, however restrictions would apply to redemptions in connection with discontinuing participation in the lending program. At December 31, 2008 the market value of the investments in Quality D, as reported by its trustee, was approximately 92.31% of amortized cost. Furthermore, as reported by the trustee as of December 31, 2008, all investments in Quality D were performing in accordance with their respective terms. The accompanying financial statements of the Funds and Retirement Date Funds have valued their direct and indirect investments in the Cash Collateral Funds at their market values, and have recognized unrealized losses. However, the Funds and Retirement Date Funds have continued to value their investments in the Cash Collateral Funds for purposes of Participant transactions at the amortized cost based values used by the Cash Collateral Funds for daily transactions.

*	Collateral value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. The Funds receive a fee from the Borrowers to compensate for the revenue lost from the inability to generate income from the investment of cash collateral. Non-cash collateral can be held in the form of securities issued or guaranteed by the United States Government or its agencies or instrumentalities, convertible bonds denominated in US dollars, irrevocable bank letters of credit issued by a person other than the borrower or an affiliate of the borrower, or Tri-party agreements backed by securities issued or guaranteed by the United States government or its agencies. Non-cash collateral held at December 31, 2008 was as follows:

Fund	Non-Cash Collateral Value
Small-Cap Equity	$9,632

Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

7.    Participant Ownership

As of December 31, 2008, one participant owned 5.14% of the outstanding shares of the Lifetime Income Retirement Date Fund and one participant owned 6.06% of the outstanding units of the 2010 Retirement Date Fund.

8.    Structured Portfolio Service Termination

The offering of the Structured Portfolio Service consisting of the Conservative, Moderate and Aggressive Portfolios was terminated on March 28, 2008. Participants in the portfolios of the Structured Portfolio Service were given an opportunity to direct the transfer of their assets so invested into other Investment Options prior to the termination. Any assets not subject to a valid direction to be transferred to another investment option as of the date of the Structured Portfolio Service termination were transferred to the Funds underlying the portfolios of the Structured Portfolio Service in accordance with such Funds’ respective weightings in such portfolios. See the Collective Trust’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

9.    Changes and Expected Changes to the Collective Trust

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

On August 15, 2008, the ABA Retirement Funds (“ABA RF”) as sponsor of the Program, The Northern Trust Company (“Northern Trust”) and Northern Trust Investments, N.A., a wholly-owned subsidiary of Northern Trust (“NTI”), entered into a Fiduciary Investment Services Agreement (the “FISA Agreement”). The FISA Agreement provides that it will become effective on July 1, 2009 or such other date as the parties may agree (the “Effective Date”). The FISA Agreement also provides, among other things, for the substitution of Northern Trust for State Street Bank and Trust Company of New Hampshire (“State Street of New Hampshire”) as trustee of the ABA Members Collective Trust. As permitted under the FISA Agreement, however, Northern Trust has determined to cause NTI to carry out Northern Trust’s obligations as trustee of the ABA Members Collective Trust and related duties. Upon such substitution, NTI will be responsible for all the functions now performed by State Street of New Hampshire in its capacity as trustee of the ABA Members Collective Trust, and will be responsible for developing a suitable investment policy for the Program, subject to approval by ABA RF.

Also upon substitution of NTI as the trustee of the ABA Members Collective Trust, the Declaration of Trust of such Trust will be immediately amended and restated as the American Bar Association Members/Northern Trust Collective Trust. NTI also may engage one or more Investment Advisors and other service providers.

Commencing upon the Effective Date, Northern Trust will be paid a trust, management and administration fee calculated according to the following schedule as applied to the aggregate value of assets held by the Funds, excluding Retirement Date Fund assets:

Value of Assets	Rate
First $1 Billion	0.115%
Next $2 Billion	0.08%
Over $3 Billion	0.065%

Such fee is based upon the current Fund line-up and specific construction of each Fund relative to its advisor composition, custody and other Fund administration requirements. ABA RF and Northern Trust reserve the right to change such fee should the Fund line-up or construction change in the future in a manner which changes Northern Trust’s costs of administering such Fund or Funds. Also commencing upon the Effective Date, Northern Trust will be paid a Retirement Date Funds management fee of .115%, applied to the aggregate value of assets held by the Retirement Date Funds. Such fees will accrue daily and be paid to Northern Trust at the end of each month.

On December 6, 2008, ABA RF, ING Life Insurance and Annuity Company (“ILIAC”), and ING Institutional Plan Services, LLC, a wholly-owned affiliate of ILIAC (“IPS”), entered into a Program Services Agreement (the “PSA Agreement”). The PSA Agreement provides that it will become effective on May 1, 2009 or such earlier date as the parties may agree (the “PSA Effective Date”). The PSA Agreement provides, among other things, for the performance by ILIAC, through IPS, of the administrative, communication and marketing services now required by the Administrative and Investment Services Agreement (As Amended and Restated) between State Street Bank and Trust Company (“State Street Bank”) and ABA RF, dated November 18, 2002, as amended (the “AISA Agreement”), to be provided by State Street Bank.

Commencing on the PSA Effective Date, ILIAC will be paid a program expense fee by the collective Trust at a base rate of (A) $135,250 for each of the first twelve calendar months after the PSA Effective Date, (B) $177,850 for each of the next twelve calendar months of the term of the PSA Agreement, and

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(C) $152,850 for each of the remaining calendar months of the term of the PSA Agreement, plus, for each calendar month of the term of the PSA Agreement, a fee based on the assets of the collective investment funds established under the Collective Trust calculated according to the following annual rate:

Value of Assets	Rate
First $4 billion	0.47%
Next $1 billion	0.36%
Next $1 billion	0.215%
Over $6 billion	0.22%

ABA RF elected to reserve the right to an extension period (“Extension Period”) ending on September 30, 2010, subject to (i) the earlier implementation of the PSA Agreement with respect to administrative services provided thereunder and (ii) the earlier implementation of the FISA Agreement with respect to trustee services provided thereunder. During the Extension Period, State Street will continue to be responsible for recordkeeping and administrative services required by the AISA Agreement until the PSA Effective Date. After such date, State Street will be relieved from its obligations to provide recordkeeping and administrative services pursuant to the AISA Agreement, except that State Street will be required to interface with IPS as necessary for the proper operation of the Program prior to the FISA Effective Date. During the Extension Period, State Street will continue to perform its obligations as trustee of the Collective Trust prior to the FISA Effective Date.

10.    Subsequent Event-Additional Index Funds Added to Fund Options

On February 2, 2009, the Collective Trust made available to participants the Bond Index Fund, the Large-Cap Index Equity Fund, the Mid-Cap Index Equity Fund and the Small-Cap Index Equity Fund as investment options. The International Index Equity Fund was made available as an investment option on March 2, 2009. All of the Funds of the Collective Trust were charged based on assets a pro rata share of $695,000 representing the costs associated of adding the new options.