Form 10-Q
period 2009-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2009-05-15
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2009
Assets
American Bar Association Members/State Street Collective Trust investment fund, at value:
Stable Asset Fund Trust (cost $1,013,139,229 and units of 1,013,139,229)	$1,022,937,370
Receivable for fund units sold	449,893

Total assets	1,023,387,263

Liabilities
Payable for fund units redeemed	444,172
State Street Bank and Trust Company—program fee payable	284,531
Trustee, management and administration fees payable	99,902
ABA Retirement Funds—program fee payable	42,442
Payable for legal and audit services	165,914
Payable for compliance consultant fees	147,992
Payable for reports to unitholders	139,648
Other accruals	81,098

Total liabilities	1,405,699

Net Assets at fair value	1,021,981,564

Adjustment from fair value to contract value for fully benefit responsive contracts	(9,798,141)

Net Assets (equivalent to $34.75 per unit based on 29,128,232 units outstanding)	$1,012,183,423

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income	$7,878,786

Expenses
State Street Bank and Trust Company—program fee	952,406
Trustee, management and administration fees	283,345
ABA Retirement Funds—program fee	123,894
Legal and audit fees	159,160
Compliance consultant fees	143,907
Reports to unitholders	121,227
Registration fees	20,359
Other fees	61,013

Total expenses	1,865,311

Net increase (decrease) in net assets resulting from operations	$6,013,475

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$6,013,475

Net increase (decrease) in net assets resulting from operations	6,013,475

From unitholder transactions
Proceeds from units issued	99,020,082
Cost of units redeemed	(59,941,736)

Net increase (decrease) in net assets from unitholder transactions	39,078,346

Net increase (decrease) in net assets	45,091,821

Net Assets
Beginning of period	967,091,602

End of period	$1,012,183,423

Number of units
Outstanding-beginning of period	28,000,795
Issued	2,857,609
Redeemed	(1,730,172)

Outstanding-end of period	29,128,232

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$0.28
Expenses(†)††	(0.07)

Net investment income (loss)	0.21

Net increase (decrease) in unit value	0.21
Net asset value at beginning of period	34.54

Net asset value at end of period	$34.75

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.77%
Ratio of net investment income (loss) to average net assets*	2.47%
Total return**	0.61%
Net assets at end of period (in thousands)	$1,012,183

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2009
Assets
Investments, at value (cost $536,733,355)	$513,026,780	(a)
Investments in affiliated issuers, at value (cost $39,446,841)	37,598,072
Foreign currency, at value (cost $1,718,218)	1,705,277
Deposit with broker for open futures contracts	1,404,500
Deposit with broker for open swap contracts	25,060,000
Deposit with broker for open forward currency exchange contracts	292,000
Deposit with broker for investments purchased or sold on a delayed delivery basis	290,000
Receivable for investments sold on delayed delivery basis	266,436,016
Receivable for investments sold	30,400,469
Receivable for fund units sold	55,982
Interest and dividends receivable	3,008,408
Receivable for futures variation margin	315,969
Gross unrealized appreciation of forward currency exchange contracts	52,289
Tax reclaims receivable	17,269
Swap contracts, at value (cost $3,522,980)	13,740,030

Total assets	893,403,061

Liabilities
Due to custodian	8,412,767
Payable for cash collateral received on securities loaned	31,662,417
Payable for investments purchased on a delayed delivery basis	344,013,008
Net payable for closed swap contracts	1,059,233
Payable for investments purchased	80,667,273
Payable for fund units redeemed	36,694
Swap contracts, at value (proceeds $11,080,847)	36,857,596
Due to broker for open forward currency exchange contracts	1,581,000
Due to broker for open swap contracts	1,730,000
Due to broker for investments purchased or sold on a delayed delivery basis	300,000
Interest payable for closed swaps	210,081
Gross unrealized depreciation of forward currency exchange contracts	291,847
Investment advisory fee payable	89,211
State Street Bank and Trust Company—program fee payable	107,510
Trustee, management and administration fees payable	37,940
ABA Retirement Funds—program fee payable	16,114
Other liabilities	46,354
Other accruals	216,388

Total liabilities	507,335,433

Net Assets (equivalent to $22.00 per unit based on 17,551,820 units outstanding)	$386,067,628

(a)	Includes securities on loan with a value of $31,012,271 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income
Dividends	$74,859
Dividends—affiliated issuers	18,760
Interest—unaffiliated issuers	5,075,761
Securities lending net income	28,228

Total investment income	5,197,608

Expenses
State Street Bank and Trust Company—program fee	377,883
Investment advisory fee	263,971
Trustee, management and administration fees	112,163
ABA Retirement Funds—program fee	49,035
Legal and audit fees	63,395
Compliance consultant fees	57,319
Reports to unitholders	48,286
Registration fees	8,109
Other fees	24,301

Total expenses	1,004,462

Net investment income (loss)	4,193,146

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	386,551
Foreign currency transactions	(195,990)
Futures contracts	2,393,064
Swap contracts	2,682,232

Net realized gain (loss)	5,265,857

Change in net unrealized appreciation (depreciation) on:
Investments	(12,587,882)
Foreign currency transactions	255,333
Futures contracts	(2,592,436)
Swap contracts	5,578,159

Change in net unrealized appreciation (depreciation)	(9,346,826)

Net realized and unrealized gain (loss)	(4,080,969)

Net increase (decrease) in net assets resulting from operations	$112,177

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$4,193,146
Net realized gain (loss) from investments and foreign currency transactions	5,265,857
Change in net unrealized appreciation (depreciation)	(9,346,826)

Net increase (decrease) in net assets resulting from operations	112,177

From unitholder transactions
Proceeds from units issued	17,010,793
Cost of units redeemed	(29,779,020)

Net increase (decrease) in net assets from unitholder transactions	(12,768,227)

Net increase (decrease) in net assets	(12,656,050)

Net Assets
Beginning of period	398,723,678

End of period	$386,067,628

Number of units
Outstanding-beginning of period	18,136,087
Issued	780,652
Redeemed	(1,364,919)

Outstanding-end of period	17,551,820

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$0.29
Expenses(†)††	(0.06)

Net investment income (loss)	0.23
Net realized and unrealized gain (loss)	(0.22)

Net increase (decrease) in unit value	0.01
Net asset value at beginning of period	21.99

Net asset value at end of period	$22.00

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.04%
Ratio of net investment income (loss) to average net assets*	4.35%
Portfolio turnover**	332%
Total return**	0.05%
Net assets at end of period (in thousands)	$386,068

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2009
Assets
Investments, at value (cost $171,022,324)	$129,822,491	(a)
Investments in affiliated issuers, at value (cost $26,284,811)	25,170,607
American Bar Association Members/State Street Collective Trust investment fund, at value:
Intermediate Bond Fund (cost $103,755,443 and units of 5,571,910)	122,559,030	(b)
Cash	761
Receivable for investments sold	641,456
Receivable for fund units sold	73,215
Dividends receivable	334,481
Tax reclaims receivable	11,709

Total assets	278,613,750

Liabilities
Payable for cash collateral received on securities loaned	19,082,109
Payable for investments purchased	633,095
Payable for fund units redeemed	46,101
Investment advisory fee payable	88,129
State Street Bank and Trust Company—program fee payable	35,569
Trustee, management and administration fees payable	12,750
ABA Retirement Funds—program fee payable	5,408
Other accruals	78,807

Total liabilities	19,981,968

Net Assets (equivalent to $64.85 per unit based on 3,988,246 units outstanding)	$258,631,782

(a)	Includes securities on loan with a value of $18,613,248 (see Note 6).
(b)	Indicates an affiliated issuer.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income
Dividends (net of foreign tax expense of $566)	$1,198,284
Dividends—affiliated issuers	22,000
Securities lending net income	35,245

Total investment income	1,255,529

Expenses
State Street Bank and Trust Company—program fee	131,853
Investment advisory fee	88,108
Trustee, management and administration fees	39,104
ABA Retirement Funds—program fee	17,083
Legal and audit fees	22,129
Compliance consultant fees	20,009
Reports to unitholders	16,855
Registration fees	2,831
Other fees	8,483

Total expenses	346,455

Net investment income (loss)	909,074

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(13,061,070)
Intermediate Bond Fund	1,508,683

Net realized gain (loss)	(11,552,387)

Change in net unrealized appreciation (depreciation)	(2,817,731)

Net realized and unrealized gain (loss)	(14,370,118)

Net increase (decrease) in net assets resulting from operations	$(13,461,044)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$909,074
Net realized gain (loss)	(11,552,387)
Change in net unrealized appreciation (depreciation)	(2,817,731)

Net increase (decrease) in net assets resulting from operations	(13,461,044)

From unitholder transactions
Proceeds from units issued	10,768,608
Cost of units redeemed	(16,628,692)

Net increase (decrease) in net assets from unitholder transactions	(5,860,084)

Net increase (decrease) in net assets	(19,321,128)

Net Assets
Beginning of period	277,952,910

End of period	$258,631,782

Number of units
Outstanding-beginning of period	4,081,965
Issued	165,855
Redeemed	(259,574)

Outstanding-end of period	3,988,246

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$0.31
Expenses(†)††	(0.09)

Net investment income (loss)	0.22
Net realized and unrealized gain (loss)	(3.46)

Net increase (decrease) in unit value	(3.24)
Net asset value at beginning of period	68.09

Net asset value at end of period	$64.85

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.53%
Ratio of net investment income (loss) to average net assets*(a)	1.40%
Portfolio turnover**†††	8%
Total return**	(4.76)%
Net assets at end of period (in thousands)	$258,632

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds or the Intermediate Bond Fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in the Intermediate Bond Fund, portfolio turnover reflects purchases and sales of the Intermediate Bond Fund in which the Fund invests a portion of its assets, rather than portfolio turnover of the underlying portfolio of the Intermediate Bond Fund.
(a)	Does not reflect net investment income from the portion of the Fund invested in the Intermediate Bond Fund which retains all net investment income and makes no distributions.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2009
Assets
Investments, at value (cost $171,713,483)	$124,000,072	(a)
Investments in affiliated issuers, at value (cost $78,971,357)	60,548,941
Cash	8,468
Receivable for investments sold	775,187
Receivable for fund units sold	104,373
Dividends receivable	311,350
Tax reclaims receivable	20,636

Total assets	185,769,027

Liabilities
Payable for cash collateral received on securities loaned	15,277,265
Payable for fund units redeemed	26,849
Investment advisory fee payable	67,222
State Street Bank and Trust Company—program fee payable	44,421
Trustee, management and administration fees payable	16,002
ABA Retirement Funds—program fee payable	6,766
Other accruals	107,095

Total liabilities	15,545,620

Net Assets (equivalent to $21.55 per unit based on 7,899,763 units outstanding)	$170,223,407

(a)	Includes securities on loan with a value of $14,848,901 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income
Dividends	$1,193,917
Dividends—affiliated issuers	14,328
Securities lending net income	35,895

Total investment income	1,244,140

Expenses
State Street Bank and Trust Company—program fee	173,555
Investment advisory fee	109,675
Trustee, management and administration fees	51,389
ABA Retirement Funds—program fee	22,432
Legal and audit fees	29,202
Compliance consultant fees	26,404
Reports to unitholders	22,242
Registration fees	3,735
Other fees	11,195

Total expenses	449,829

Net investment income (loss)	794,311

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(42,927,849)
Investments—affiliated issuers	(216,385)

Net realized gain (loss)	(43,144,234)

Change in net unrealized appreciation (depreciation)	7,834,172

Net realized and unrealized gain (loss)	(35,310,062)

Net increase (decrease) in net assets resulting from operations	$(34,515,751)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$794,311
Net realized gain (loss)	(43,144,234)
Change in net unrealized appreciation (depreciation)	7,834,172

Net increase (decrease) in net assets resulting from operations	(34,515,751)

From unitholder transactions
Proceeds from units issued	12,415,804
Cost of units redeemed	(14,512,977)

Net increase (decrease) in net assets from unitholder transactions	(2,097,173)

Net increase (decrease) in net assets	(36,612,924)

Net Assets
Beginning of period	206,836,331

End of period	$170,223,407

Number of units
Outstanding-beginning of period	8,022,135
Issued	559,154
Redeemed	(681,526)

Outstanding-end of period	7,899,763

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$0.16
Expenses(†)††	(0.06)

Net investment income (loss)	0.10
Net realized and unrealized gain (loss)	(4.33)

Net increase (decrease) in unit value	(4.23)
Net asset value at beginning of period	25.78

Net asset value at end of period	$21.55

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.02%
Ratio of net investment income (loss) to average net assets*	1.80%
Portfolio turnover**†††	13%
Total return**	(16.41)%
Net assets at end of period (in thousands)	$170,223

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund's assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2009
Assets
Investments, at value (cost $295,251,580)	$223,694,619	(a)
Investments in affiliated issuers, at value (cost $173,047,874)	162,335,153
Cash	14,934
Receivable for investments sold	281,107
Receivable for fund units sold	109,068
Dividends receivable	249,767
Tax reclaims receivable	4,317

Total assets	386,688,965

Liabilities
Payable for cash collateral received on securities loaned	42,276,015	(b)
Payable for investments purchased	938,207
Payable for fund units redeemed	159,511
Investment advisory fee payable	154,257
State Street Bank and Trust Company—program fee payable	90,782
Trustee, management and administration fees payable	32,583
ABA Retirement Funds—program fee payable	13,794
Other accruals	202,751

Total liabilities	43,867,900

Net Assets (equivalent to $33.48 per unit based on 10,240,002 units outstanding)	$342,821,065

(a)	Includes securities on loan with a value of $41,287,331 (see Note 6).
(b)	Excludes non-cash collateral of $93,975 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income
Dividends (net of foreign tax expense of $574)	$1,172,516
Dividends—affiliated issuers	22,875
Securities lending net income	108,301

Total investment income	1,303,692

Expenses
State Street Bank and Trust Company—program fee	335,124
Investment advisory fee	200,375
Trustee, management and administration fees	99,341
ABA Retirement Funds—program fee	43,417
Legal and audit fees	56,321
Compliance consultant fees	50,924
Reports to unitholders	42,898
Registration fees	7,204
Other fees	21,590

Total expenses	857,194

Net investment income (loss)	446,498

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(34,546,168)
Investments—affiliated issuers	(112,038)
Foreign currency transactions	80

Net realized gain (loss)	(34,658,126)

Change in net unrealized appreciation (depreciation)	23,491,431

Net realized and unrealized gain (loss)	(11,166,695)

Net increase (decrease) in net assets resulting from operations	$(10,720,197)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$446,498
Net realized gain (loss) from investments and foreign currency transactions	(34,658,126)
Change in net unrealized appreciation (depreciation)	23,491,431

Net increase (decrease) in net assets resulting from operations	(10,720,197)

From unitholder transactions
Proceeds from units issued	13,077,020
Cost of units redeemed	(22,473,506)

Net increase (decrease) in net assets from unitholder transactions	(9,396,486)

Net increase (decrease) in net assets	(20,116,683)

Net Assets
Beginning of period	362,937,748

End of period	$342,821,065

Number of units
Outstanding-beginning of period	10,547,465
Issued	392,766
Redeemed	(700,229)

Outstanding-end of period	10,240,002

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$0.13
Expenses(†)††	(0.08)

Net investment income (loss)	0.05
Net realized and unrealized gain (loss)	(0.98)

Net increase (decrease) in unit value	(0.93)
Net asset value at beginning of period	34.41

Net asset value at end of period	$33.48

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.00%
Ratio of net investment income (loss) to average net assets*	0.52%
Portfolio turnover**†††	11%
Total return**	(2.70)%
Net assets at end of period (in thousands)	$342,821

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2009
Assets
Investments, at value (cost $61,436,332)	$39,350,418	(a)
Investments in affiliated issuers, at value (cost $18,112,819)	17,257,609
Foreign currency, at value (cost $18)	19
Receivable for investments sold	123,649
Receivable for fund units sold	34,353
Dividends receivable	51,396
Tax reclaims receivable	76

Total assets	56,817,520

Liabilities
Due to custodian	2,453,255
Payable for cash collateral received on securities loaned	14,646,517
Payable for investments purchased	296,675
Payable for fund units redeemed	4,294
Investment advisory fee payable	70,956
State Street Bank and Trust Company—program fee payable	10,299
Trustee, management and administration fees payable	3,675
ABA Retirement Funds—program fee payable	1,548
Other accruals	22,813

Total liabilities	17,510,032

Net Assets (equivalent to $8.84 per unit based on 4,446,257 units outstanding)	$39,307,488

(a)	Includes securities on loan with a value of $14,209,225 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income
Dividends	$210,560
Dividends—affiliated issuers	2,915
Securities lending net income	25,443

Total investment income	238,918

Expenses
Investment advisory fee	70,956
State Street Bank and Trust Company—program fee	39,145
Trustee, management and administration fees	11,599
ABA Retirement Funds—program fee	5,066
Legal and audit fees	6,564
Compliance consultant fees	5,935
Reports to unitholders	4,999
Registration fees	840
Other fees	2,516

Total expenses	147,620

Net investment income (loss)	91,298

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(3,322,588)
Foreign currency transactions	(16,765)

Net realized gain (loss)	(3,339,353)

Change in net unrealized appreciation (depreciation) on:
Investments	(1,292,440)
Foreign currency transactions	(15)

Change in net unrealized appreciation (depreciation)	(1,292,455)

Net realized and unrealized gain (loss)	(4,631,808)

Net increase (decrease) in net assets resulting from operations	$(4,540,510)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$91,298
Net realized gain (loss) from investments and foreign currency transactions	(3,339,353)
Change in net unrealized appreciation (depreciation)	(1,292,455)

Net increase (decrease) in net assets resulting from operations	(4,540,510)

From unitholder transactions
Proceeds from units issued	4,824,505
Cost of units redeemed	(4,718,181)

Net increase (decrease) in net assets from unitholder transactions	106,324

Net increase (decrease) in net assets	(4,434,186)

Net Assets
Beginning of period	43,741,674

End of period	$39,307,488

Number of units
Outstanding-beginning of period	4,457,993
Issued	530,737
Redeemed	(542,473)

Outstanding-end of period	4,446,257

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$0.05
Expenses(†)††	(0.03)

Net investment income (loss)	0.02
Net realized and unrealized gain (loss)	(0.99)

Net increase (decrease) in unit value	(0.97)
Net asset value at beginning of period	9.81

Net asset value at end of period	$8.84

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.48%
Ratio of net investment income (loss) to average net assets*	0.92%
Portfolio turnover**	13%
Total return**	(9.89)%
Net assets at end of period (in thousands)	$39,307

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2009
Assets
Investments, at value (cost $69,554,077)	$58,441,587	(a)
Investments in affiliated issuers, at value (cost $27,138,276)	25,618,536
Cash	127
Receivable for fund units sold	121,906
Dividends receivable	43,067
Tax reclaims receivable	689

Total assets	84,225,912

Liabilities
Payable for cash collateral received on securities loaned	26,027,404
Payable for investments purchased	141,782
Payable for fund units redeemed	15,943
Investment advisory fee payable	94,456
State Street Bank and Trust Company—program fee payable	15,600
Trustee, management and administration fees payable	5,557
ABA Retirement Funds—program fee payable	2,353
Other accruals	35,367

Total liabilities	26,338,462

Net Assets (equivalent to $13.29 per unit based on 4,356,826 units outstanding)	$57,887,450

(a)	Includes securities on loan with a value of $25,418,174 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income
Dividends	$132,735
Dividends—affiliated issuers	1,191
Securities lending net income	44,701

Total investment income	178,627

Expenses
Investment advisory fee	94,456
State Street Bank and Trust Company—program fee	57,744
Trustee, management and administration fees	17,124
ABA Retirement Funds—program fee	7,481
Legal and audit fees	9,674
Compliance consultant fees	8,747
Reports to unitholders	7,369
Registration fees	1,238
Other fees	3,708

Total expenses	207,541

Net investment income (loss)	(28,914)

Net realized and unrealized gain (loss)
Net realized gain (loss)	(7,743,679)

Change in net unrealized appreciation (depreciation)	4,779,751

Net realized and unrealized gain (loss)	(2,963,928)

Net increase (decrease) in net assets resulting from operations	$(2,992,842)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$(28,914)
Net realized gain (loss)	(7,743,679)
Change in net unrealized appreciation (depreciation)	4,779,751

Net increase (decrease) in net assets resulting from operations	(2,992,842)

From unitholder transactions
Proceeds from units issued	5,430,126
Cost of units redeemed	(7,697,811)

Net increase (decrease) in net assets from unitholder transactions	(2,267,685)

Net increase (decrease) in net assets	(5,260,527)

Net Assets
Beginning of period	63,147,977

End of period	$57,887,450

Number of units
Outstanding-beginning of period	4,547,205
Issued	404,657
Redeemed	(595,036)

Outstanding-end of period	4,356,826

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$0.04
Expenses(†)††	(0.05)

Net investment income (loss)	(0.01)
Net realized and unrealized gain (loss)	(0.59)

Net increase (decrease) in unit value	(0.60)
Net asset value at beginning of period	13.89

Net asset value at end of period	$13.29

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.41%
Ratio of net investment income (loss) to average net assets*	(0.20)%
Portfolio turnover**	32%
Total return**	(4.32)%
Net assets at end of period (in thousands)	$57,887

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2009
Assets
Investments, at value (cost $134,508,198)	$101,957,357	(a)
Investments in affiliated issuers, at value (cost $67,222,938)	62,174,969
Cash	10,511
Receivable for investments sold	198,177
Receivable for fund units sold	86,488
Dividends receivable	70,942
Tax reclaims receivable	1,003

Total assets	164,499,447

Liabilities
Payable for cash collateral received on securities loaned	46,622,747	(b)
Payable for investments purchased	790,022
Payable for fund units redeemed	61,364
Investment advisory fee payable	191,238
State Street Bank and Trust Company—program fee payable	31,013
Trustee, management and administration fees payable	11,192
ABA Retirement Funds—program fee payable	4,730
Other accruals	74,843

Total liabilities	47,787,149

Net Assets (equivalent to $37.94 per unit based on 3,075,900 units outstanding)	$116,712,298

(a)	Includes securities on loan with a value of $45,288,986 (see Note 6).
(b)	Excludes non-cash collateral of $9,632 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income
Dividends	$310,383
Dividends—affiliated issuers	9,431
Securities lending net income	124,817

Total investment income	444,631

Expenses
Investment advisory fee	226,707
State Street Bank and Trust Company—program fee	121,546
Trustee, management and administration fees	35,941
ABA Retirement Funds—program fee	15,704
Legal and audit fees	20,501
Compliance consultant fees	18,536
Reports to unitholders	15,615
Registration fees	2,622
Other fees	7,858

Total expenses	465,030

Net investment income (loss)	(20,399)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(22,534,588)
Investments—affiliated issuers	(1,439,990)

Net realized gain (loss)	(23,974,578)

Change in net unrealized appreciation (depreciation)	5,654,573

Net realized and unrealized gain (loss)	(18,320,005)

Net increase (decrease) in net assets resulting from operations	$(18,340,404)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$(20,399)
Net realized gain (loss)	(23,974,578)
Change in net unrealized appreciation (depreciation)	5,654,573

Net increase (decrease) in net assets resulting from operations	(18,340,404)

From unitholder transactions
Proceeds from units issued	6,487,449
Cost of units redeemed	(8,357,218)

Net increase (decrease) in net assets from unitholder transactions	(1,869,769)

Net increase (decrease) in net assets	(20,210,173)

Net Assets
Beginning of period	136,922,471

End of period	$116,712,298

Number of units
Outstanding-beginning of period	3,129,124
Issued	162,195
Redeemed	(215,419)

Outstanding-end of period	3,075,900

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$0.14
Expenses(†)††	(0.15)

Net investment income (loss)	(0.01)
Net realized and unrealized gain (loss)	(5.81)

Net increase (decrease) in unit value	(5.82)
Net asset value at beginning of period	43.76

Net asset value at end of period	$37.94

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.51%
Ratio of net investment income (loss) to average net assets*	(0.07)%
Portfolio turnover**†††	33%
Total return**	(13.30)%
Net assets at end of period (in thousands)	$116,712

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2009
Assets
Investments, at value (cost $165,155,682)	$114,048,732	(a)
Investments in affiliated issuers, at value (cost $20,960,497)	19,856,530
Foreign currency, at value (cost $200,697)	202,194
Cash	205
Receivable for investments sold	362,836
Receivable for fund units sold	85,728
Dividends receivable	515,160
Tax reclaims receivable	475,955

Total assets	135,547,340

Liabilities
Payable for cash collateral received on securities loaned	18,906,778
Payable for investments purchased	669,095
Payable for fund units redeemed	12,207
Investment advisory fee payable	149,914
State Street Bank and Trust Company—program fee payable	30,515
Trustee, management and administration fees payable	10,942
ABA Retirement Funds—program fee payable	4,618
Other accruals	71,609

Total liabilities	19,855,678

Net Assets (equivalent to $16.36 per unit based on 7,072,314 units outstanding)	$115,691,662

(a)	Includes securities on loan with a value of $18,045,883 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income
Dividends (net of foreign tax expense of $10,631)	$684,814
Dividends—affiliated issuers	5,172
Securities lending net income	35,478

Total investment income	725,464

Expenses
Investment advisory fee	156,783
State Street Bank and Trust Company—program fee	115,639
Trustee, management and administration fees	34,281
ABA Retirement Funds—program fee	14,968
Legal and audit fees	19,404
Compliance consultant fees	17,545
Reports to unitholders	14,779
Registration fees	2,482
Other fees	7,439

Total expenses	383,320

Net investment income (loss)	342,144

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(22,506,179)
Foreign currency transactions	(30,945)

Net realized gain (loss)	(22,537,124)

Change in net unrealized appreciation (depreciation) on:
Investments	6,597,374
Foreign currency transactions	(11,842)

Change in net unrealized appreciation (depreciation)	6,585,532

Net realized and unrealized gain (loss)	(15,951,592)

Net increase (decrease) in net assets resulting from operations	$(15,609,448)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$342,144
Net realized gain (loss) from investments and foreign currency transactions	(22,537,124)
Change in net unrealized appreciation (depreciation)	6,585,532

Net increase (decrease) in net assets resulting from operations	(15,609,448)

From unitholder transactions
Proceeds from units issued	7,494,917
Cost of units redeemed	(10,154,190)

Net increase (decrease) in net assets from unitholder transactions	(2,659,273)

Net increase (decrease) in net assets	(18,268,721)

Net Assets
Beginning of period	133,960,383

End of period	$115,691,662

Number of units
Outstanding-beginning of period	7,265,059
Issued	449,165
Redeemed	(641,910)

Outstanding-end of period	7,072,314

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$0.10
Expenses(†)††	(0.05)

Net investment income (loss)	0.05
Net realized and unrealized gain (loss)	(2.13)

Net increase (decrease) in unit value	(2.08)
Net asset value at beginning of period	18.44

Net asset value at end of period	$16.36

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.30%
Ratio of net investment income (loss) to average net assets*	1.16%
Portfolio turnover**	12%
Total return**	(11.28)%
Net assets at end of period (in thousands)	$115,692

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Passive Bond Market Index Non-Lending Fund (cost $7,679,054 and units of 362,179)	$7,743,757
Cash	31
Receivable for fund units sold	149,513

Total assets	7,893,301

Liabilities
Payable for fund units redeemed	428
Investment advisory fee payable	230
State Street Bank and Trust Company—program fee payable	1,918
Trustee, management and administration fees payable	668
ABA Retirement Funds—program fee payable	283
Payable for legal and audit services	292
Payable for compliance consultant fees	260
Payable for reports to unitholders	245
Other accruals	143

Total liabilities	4,467

Net Assets (equivalent to $11.10 per unit based on 710,963 units outstanding)	$7,888,834

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Statement of Operations

Unaudited

For the period February 3, 2009(a) to March 31, 2009
Investment income	$—

Expenses
Investment advisory fee	281
State Street Bank and Trust Company—program fee	2,454
Trustee, management and administration fees	816
ABA Retirement Funds—program fee	355
Legal and audit fees	297
Compliance consultant fees	269
Reports to unitholders	226
Registration fees	38
Other fees	114

Total expenses	4,850

Net investment income (loss)	(4,850)

Net realized and unrealized gain (loss)
Net realized gain (loss)	343

Change in net unrealized appreciation (depreciation)	64,703

Net realized and unrealized gain (loss)	65,046

Net increase (decrease) in net assets resulting from operations	$60,196

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

For the period February 3, 2009(a) to March 31, 2009
From operations
Net investment income (loss)	$(4,850)
Net realized gain (loss)	343
Change in net unrealized appreciation (depreciation)	64,703

Net increase (decrease) in net assets resulting from operations	60,196

From unitholder transactions
Proceeds from units issued	8,384,464
Cost of units redeemed	(555,826)

Net increase (decrease) in net assets from unitholder transactions	7,828,638

Net increase (decrease) in net assets	7,888,834

Net Assets
Beginning of period	0

End of period	$7,888,834

Number of units
Issued	761,240
Redeemed	(50,277)

Outstanding-end of period	710,963

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period February 3, 2009(a) to March 31, 2009
Investment income†	$—
Expenses(†)††	(0.01)

Net investment income (loss)	(0.01)
Net realized and unrealized gain (loss)	0.11

Net increase (decrease) in unit value	0.10
Net asset value at beginning of period	11.00

Net asset value at end of period	$11.10

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.68%
Ratio of net investment income (loss) to average net assets*	(0.68)%
Portfolio turnover**†††	1%
Total return**	0.91%
Net assets at end of period (in thousands)	$7,889

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund. Due to short period since inception, turnover is calculated using daily average instead of month end average which is utilized in the standard calculation.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company S&P 500 Flagship Non-Lending Fund (cost $3,110,812 and units of 20,137)	$3,205,002
Cash	9
Receivable for fund units sold	1,784

Total assets	3,206,795

Liabilities
Payable for fund units redeemed	27
Investment advisory fee payable	36
State Street Bank and Trust Company—program fee payable	599
Trustee, management and administration fees payable	209
ABA Retirement Funds—program fee payable	88
Payable for legal and audit services	89
Payable for compliance consultant fees	79
Payable for reports to unitholders	75
Other accruals	43

Total liabilities	1,245

Net Assets (equivalent to $11.11 per unit based on 288,459 units outstanding)	$3,205,550

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Index Equity Fund

Statement of Operations

Unaudited

For the period February 9, 2009(a) to March 31, 2009
Investment income	$—

Expenses
Investment advisory fee	43
State Street Bank and Trust Company—program fee	748
Trustee, management and administration fees	251
ABA Retirement Funds—program fee	108
Legal and audit fees	90
Compliance consultant fees	82
Reports to unitholders	69
Registration fees	12
Other fees	34

Total expenses	1,437

Net investment income (loss)	(1,437)

Net realized and unrealized gain (loss)
Net realized gain (loss)	(1,388)

Change in net unrealized appreciation (depreciation)	94,190

Net realized and unrealized gain (loss)	92,802

Net increase (decrease) in net assets resulting from operations	$91,365

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period February 9, 2009(a) to March 31, 2009
From operations
Net investment income (loss)	$(1,437)
Net realized gain (loss)	(1,388)
Change in net unrealized appreciation (depreciation)	94,190

Net increase (decrease) in net assets resulting from operations	91,365

From unitholder transactions
Proceeds from units issued	3,201,871
Cost of units redeemed	(87,686)

Net increase (decrease) in net assets from unitholder transactions	3,114,185

Net increase (decrease) in net assets	3,205,550

Net Assets
Beginning of period	0

End of period	$3,205,550

Number of units
Issued	296,424
Redeemed	(7,965)

Outstanding-end of period	288,459

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period February 9, 2009(a) to March 31, 2009
Investment income†	$—
Expenses(†)††	(0.01)

Net investment income (loss)	(0.01)
Net realized and unrealized gain (loss)	(0.88	)(b)

Net increase (decrease) in unit value	(0.89)
Net asset value at beginning of period	12.00

Net asset value at end of period	$11.11

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.65%
Ratio of net investment income (loss) to average net assets*	(0.65)%
Portfolio turnover**†††	2%
Total return**	(7.42)%
Net assets at end of period (in thousands)	$3,206

(a)	Commencement of operations.
(b)	The amount shown for a unit outstanding for the period ended March 31, 2009 does not correspond with the aggregate net gain (loss) on investments for the period then ended due to the timing differences between issuances and redemptions of Fund units and investments made or sold by the Fund in pursuit of the Fund’s investment objective.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund. Due to short period since inception, turnover is calculated using daily average instead of month end average which is utilized in the standard calculation.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $245,278,546 and units of 27,618,158)	$193,437,576
Cash	46,097
Receivable for fund units sold	130,844

Total assets	193,614,517

Liabilities
Payable for fund units redeemed	28,322
Investment advisory fee payable	7,816
State Street Bank and Trust Company—program fee payable	50,923
Trustee, management and administration fees payable	18,265
ABA Retirement Funds—program fee payable	7,185
Payable for legal and audit services	36,603
Payable for compliance consultant fees	32,650
Payable for reports to unitholders	30,809
Other accruals	17,891

Total liabilities	230,464

Net Assets (equivalent to $21.20 per unit based on 9,122,509 units outstanding)	$193,384,053

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income
Securities lending net income	$75,924

Total investment income	75,924

Expenses
State Street Bank and Trust Company—program fee	193,573
Trustee, management and administration fees	57,337
ABA Retirement Funds—program fee	25,042
Investment advisory fee	15,491
Legal and audit fees	32,574
Compliance consultant fees	29,452
Reports to unitholders	24,810
Registration fees	4,167
Other fees	12,486

Total expenses	394,932

Net investment income (loss)	(319,008)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	(1,691,262)

Change in net unrealized appreciation (depreciation)	(22,831,739)

Net realized and unrealized gain (loss)	(24,523,001)

Net increase (decrease) in net assets resulting from operations	$(24,842,009)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$(319,008)
Net realized gain (loss)	(1,691,262)
Change in net unrealized appreciation (depreciation)	(22,831,739)

Net increase (decrease) in net assets resulting from operations	(24,842,009)

From unitholder transactions
Proceeds from units issued	12,062,970
Cost of units redeemed	(15,096,716)

Net increase (decrease) in net assets from unitholder transactions	(3,033,746)

Net increase (decrease) in net assets	(27,875,755)

Net Assets
Beginning of period	221,259,808

End of period	$193,384,053

Number of units
Outstanding-beginning of period	9,275,049
Issued	551,588
Redeemed	(704,128)

Outstanding-end of period	9,122,509

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$0.01
Expenses(†)††	(0.04)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	(2.63)

Net increase (decrease) in unit value	(2.66)
Net asset value at beginning of period	23.86

Net asset value at end of period	$21.20

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.80%
Ratio of net investment income (loss) to average net assets*	(0.65)%
Portfolio turnover**†††	2%
Total return**	(11.15)%
Net assets at end of period (in thousands)	$193,384

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company S&P Midcap Index Non-Lending Fund (cost $1,000,970 and units of 17,336)	$1,045,111
Cash	3
Receivable for fund units sold	11,250

Total assets	1,056,364

Liabilities
Payable for fund units redeemed	3
Investment advisory fee payable	30
State Street Bank and Trust Company—program fee payable	198
Trustee, management and administration fees payable	69
ABA Retirement Funds—program fee payable	29
Payable for legal and audit services	29
Payable for compliance consultant fees	26
Payable for reports to unitholders	25
Other accruals	14

Total liabilities	423

Net Assets (equivalent to $13.19 per unit based on 80,058 units outstanding)	$1,055,941

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Index Equity Fund

Statement of Operations

Unaudited

For the period February 3, 2009(a) to March 31, 2009
Investment income	$—

Expenses
Investment advisory fee	36
State Street Bank and Trust Company—program fee	244
Trustee, management and administration fees	82
ABA Retirement Funds—program fee	36
Legal and audit fees	30
Compliance consultant fees	27
Reports to unitholders	23
Registration fees	4
Other fees	10

Total expenses	492

Net investment income (loss)	(492)

Net realized and unrealized gain (loss)
Net realized gain (loss)	(451)

Change in net unrealized appreciation (depreciation)	44,141

Net realized and unrealized gain (loss)	43,690

Net increase (decrease) in net assets resulting from operations	$43,198

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period February 3, 2009(a) to March 31, 2009
From operations
Net investment income (loss)	$(492)
Net realized gain (loss)	(451)
Change in net unrealized appreciation (depreciation)	44,141

Net increase (decrease) in net assets resulting from operations	43,198

From unitholder transactions
Proceeds from units issued	1,069,765
Cost of units redeemed	(57,022)

Net increase (decrease) in net assets from unitholder transactions	1,012,743

Net increase (decrease) in net assets	1,055,941

Net Assets
Beginning of period	0

End of period	$1,055,941

Number of units
Issued	84,605
Redeemed	(4,547)

Outstanding-end of period	80,058

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period February 3, 2009(a) to March 31, 2009
Investment income†	$—
Expenses(†)††	(0.01)

Net investment income (loss)	(0.01)
Net realized and unrealized gain (loss)	0.20

Net increase (decrease) in unit value	0.19
Net asset value at beginning of period	13.00

Net asset value at end of period	$13.19

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.68%
Ratio of net investment income (loss) to average net assets*	(0.68)%
Portfolio turnover**†††	3%
Total return**	1.46%
Net assets at end of period (in thousands)	$1,056

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund. Due to short period since inception, turnover is calculated using daily average instead of month end average which is utilized in the standard calculation.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 2000 Index Non-Lending Fund (cost $995,873 and units of 40,619)	$1,052,003
Cash	2
Receivable for fund units sold	3,608

Total assets	1,055,613

Liabilities
Investment advisory fee payable	27
State Street Bank and Trust Company—program fee payable	174
Trustee, management and administration fees payable	62
ABA Retirement Funds—program fee payable	26
Payable for legal and audit services	28
Payable for compliance consultant fees	25
Payable for reports to unitholders	23
Other accruals	13

Total liabilities	378

Net Assets (equivalent to $13.77 per unit based on 76,609 units outstanding)	$1,055,235

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Index Equity Fund

Statement of Operations

Unaudited

For the period February 3, 2009(a) to March 31, 2009
Investment income	$—

Expenses
Investment advisory fee	34
State Street Bank and Trust Company—program fee	235
Trustee, management and administration fees	78
ABA Retirement Funds—program fee	34
Legal and audit fees	28
Compliance consultant fees	25
Reports to unitholders	21
Registration fees	4
Other fees	11

Total expenses	470

Net investment income (loss)	(470)

Net realized and unrealized gain (loss)
Net realized gain (loss)	(30,657)
Change in net unrealized appreciation (depreciation)	56,130

Net realized and unrealized gain (loss)	25,473

Net increase (decrease) in net assets resulting from operations	$25,003

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period February 3, 2009(a) to March 31, 2009
From operations
Net investment income (loss)	$(470)
Net realized gain (loss)	(30,657)
Change in net unrealized appreciation (depreciation)	56,130

Net increase (decrease) in net assets resulting from operations	25,003

From unitholder transactions
Proceeds from units issued	1,513,132
Cost of units redeemed	(482,900)

Net increase (decrease) in net assets from unitholder transactions	1,030,232

Net increase (decrease) in net assets	1,055,235

Net Assets
Beginning of period	0

End of period	$1,055,235

Number of units
Issued	114,328
Redeemed	(37,719)

Outstanding-end of period	76,609

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period February 3, 2009(a) to March 31, 2009
Investment income†	$—
Expenses(†)††	(0.01)

Net investment income (loss)	(0.01)
Net realized and unrealized gain (loss)	(0.22	)(b)

Net increase (decrease) in unit value	(0.23)
Net asset value at beginning of period	14.00

Net asset value at end of period	$13.77

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.69%
Ratio of net investment income (loss) to average net assets*	(0.69)%
Portfolio turnover**†††	75%
Total return**	(1.64)%
Net assets at end of period (in thousands)	$1,055

(a)	Commencement of operations.
(b)	The amount shown for a unit outstanding for the period ended March 31, 2009 does not correspond with the aggregate net gain (loss) on investments for the period then ended due to the timing differences between issuances and redemptions of Fund units and investments made or sold by the Fund in pursuit of the Fund’s investment objective.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund. Due to short period since inception, turnover is calculated using daily average instead of month end average which is utilized in the standard calculation.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Daily MSCI ACWI Ex-US Index Non-Lending Fund (cost $690,829 and units of 71,919)	$710,132
Cash	1
Receivable for fund units sold	20,333

Total assets	730,466

Liabilities
Payable for fund units redeemed	75
Investment advisory fee payable	22
State Street Bank and Trust Company—program fee payable	73
Trustee, management and administration fees payable	26
ABA Retirement Funds—program fee payable	11
Other accruals	29

Total liabilities	236

Net Assets (equivalent to $16.83 per unit based on 43,386 units outstanding)	$730,230

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Statement of Operations

Unaudited

For the period March 3, 2009(a) to March 31, 2009
Investment income	$—

Expenses
Investment advisory fee	22
State Street Bank and Trust Company—program fee	74
Trustee, management and administration fees	26
ABA Retirement Funds—program fee	11
Legal and audit fees	9
Compliance consultant fees	8
Reports to unitholders	7
Registration fees	1
Other fees	4

Total expenses	162

Net investment income (loss)	(162)

Net realized and unrealized gain (loss)
Net realized gain (loss)	130

Change in net unrealized appreciation (depreciation)	19,303

Net realized and unrealized gain (loss)	19,433

Net increase (decrease) in net assets resulting from operations	$19,271

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period March 3, 2009(a) to March 31, 2009
From operations
Net investment income (loss)	$(162)
Net realized gain (loss)	130
Change in net unrealized appreciation (depreciation)	19,303

Net increase (decrease) in net assets resulting from operations	19,271

From unitholder transactions
Proceeds from units issued	737,091
Cost of units redeemed	(26,132)

Net increase (decrease) in net assets from unitholder transactions	710,959

Net increase (decrease) in net assets	730,230

Net Assets
Beginning of period	0

End of period	$730,230

Number of units
Issued	44,975
Redeemed	(1,589)

Outstanding-end of period	43,386

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period March 3, 2009(a) to March 31, 2009
Investment income†	$—
Expenses(†)††	(0.01)

Net investment income (loss)	(0.01)
Net realized and unrealized gain (loss)	1.84

Net increase (decrease) in unit value	1.83
Net asset value at beginning of period	15.00

Net asset value at end of period	$16.83

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.70%
Ratio of net investment income (loss) to average net assets*	(0.70)%
Portfolio turnover**†††	1%
Total return**	12.20%
Net assets at end of period (in thousands)	$730

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund. Due to short period since inception, turnover is calculated using daily average instead of month end average which is utilized in the standard calculation.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement Income Securities Lending Series Fund (cost $28,671,516 and units of 2,479,257)	$24,916,532
Cash	693
Receivable for fund units sold	6,932

Total assets	24,924,157

Liabilities
Payable for investments purchased	6,427
Payable for fund units redeemed	505
Retirement Date Fund management fee payable	2,084
State Street Bank and Trust Company—program fee payable	6,961
Trustee, management and administration fees payable	2,430
ABA Retirement Funds—program fee payable	1,032
Payable for legal and audit services	4,498
Payable for compliance consultant fees	4,013
Payable for reports to unitholders	3,786
Other accruals	2,199

Total liabilities	33,935

Net Assets (equivalent to $9.28 per unit based on 2,683,539 units outstanding)	$24,890,222

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	25,194
Trustee, management and administration fees	7,468
Retirement Date Fund management fee	6,415
ABA Retirement Funds—program fee	3,264
Legal and audit fees	4,233
Compliance consultant fees	3,827
Reports to unitholders	3,224
Registration fees	541
Other fees	1,624

Total expenses	55,790

Net investment income (loss)	(55,790)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	(449,472)

Change in net unrealized appreciation (depreciation)	(228,382)

Net realized and unrealized gain (loss)	(677,854)

Net increase (decrease) in net assets resulting from operations	$(733,644)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$(55,790)
Net realized gain (loss)	(449,472)
Change in net unrealized appreciation (depreciation)	(228,382)

Net increase (decrease) in net assets resulting from operations	(733,644)

From unitholder transactions
Proceeds from units issued	2,094,213
Cost of units redeemed	(3,932,409)

Net increase (decrease) in net assets from unitholder transactions	(1,838,196)

Net increase (decrease) in net assets	(2,571,840)

Net Assets
Beginning of period	27,462,062

End of period	$24,890,222

Number of units
Outstanding-beginning of period	2,883,860
Issued	226,373
Redeemed	(426,694)

Outstanding-end of period	2,683,539

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$—
Expenses(†)††	(0.02)

Net investment income (loss)	(0.02)
Net realized and unrealized gain (loss)	(0.22)

Net increase (decrease) in unit value	(0.24)
Net asset value at beginning of period	9.52

Net asset value at end of period	$9.28

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%
Portfolio turnover**†††	5%
Total return**	(2.52)%
Net assets at end of period (in thousands)	$24,890

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2010 Securities Lending Series Fund (cost $53,918,749 and units of 4,601,024)	$43,829,359
Cash	1,252
Receivable for fund units sold	42,841

Total assets	43,873,452

Liabilities
Payable for investments purchased	41,188
Payable for fund units redeemed	1,653
Retirement Date Fund management fee payable	3,635
State Street Bank and Trust Company—program fee payable	12,143
Trustee, management and administration fees payable	4,238
ABA Retirement Funds—program fee payable	1,799
Payable for legal and audit services	7,788
Payable for compliance consultant fees	6,947
Payable for reports to unitholders	6,555
Other accruals	3,807

Total liabilities	89,753

Net Assets (equivalent to $10.38 per unit based on 4,218,523 units outstanding)	$43,783,699

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	43,709
Trustee, management and administration fees	12,972
Retirement Date Fund management fee	11,144
ABA Retirement Funds—program fee	5,666
Legal and audit fees	7,315
Compliance consultant fees	6,614
Reports to unitholders	5,572
Registration fees	936
Other fees	2,804

Total expenses	96,732

Net investment income (loss)	(96,732)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	(1,052,108)

Change in net unrealized appreciation (depreciation)	(1,459,057)

Net realized and unrealized gain (loss)	(2,511,165)

Net increase (decrease) in net assets resulting from operations	$(2,607,897)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$(96,732)
Net realized gain (loss)	(1,052,108)
Change in net unrealized appreciation (depreciation)	(1,459,057)

Net increase (decrease) in net assets resulting from operations	(2,607,897)

From unitholder transactions
Proceeds from units issued	3,788,853
Cost of units redeemed	(6,583,161)

Net increase (decrease) in net assets from unitholder transactions	(2,794,308)

Net increase (decrease) in net assets	(5,402,205)

Net Assets
Beginning of period	49,185,904

End of period	$43,783,699

Number of units
Outstanding-beginning of period	4,478,584
Issued	365,149
Redeemed	(625,210)

Outstanding-end of period	4,218,523

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$—
Expenses(†)††	(0.02)

Net investment income (loss)	(0.02)
Net realized and unrealized gain (loss)	(0.58)

Net increase (decrease) in unit value	(0.60)
Net asset value at beginning of period	10.98

Net asset value at end of period	$10.38

Ratios/Supplemental Data:
Ratio of expenses to average net assets* ††	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%
Portfolio turnover** †††	4%
Total return**	(5.46)%
Net assets at end of period (in thousands)	$43,784

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2020 Securities Lending Series Fund (cost $94,837,848 and units of 7,861,384)	$68,739,940
Cash	1,808
Receivable for fund units sold	94,726

Total assets	68,836,474

Liabilities
Payable for investments purchased	93,620
Payable for fund units redeemed	1,106
Retirement Date Fund management fee payable	5,627
State Street Bank and Trust Company—program fee payable	18,798
Trustee, management and administration fees payable	6,555
ABA Retirement Funds—program fee payable	2,784
Payable for legal and audit services	12,161
Payable for compliance consultant fees	10,847
Payable for reports to unitholders	10,236
Other accruals	5,944

Total liabilities	167,678

Net Assets (equivalent to $10.93 per unit based on 6,283,170 units outstanding)	$68,668,796

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income	$—

Expenses
Retirement Date Fund management fee	17,360
State Street Bank and Trust Company—program fee	68,161
Trustee, management and administration fees	20,204
ABA Retirement Funds—program fee	8,830
Legal and audit fees	11,436
Compliance consultant fees	10,340
Reports to unitholders	8,710
Registration fees	1,463
Other fees	4,384

Total expenses	150,888

Net investment income (loss)	(150,888)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	(1,808,506)

Change in net unrealized appreciation (depreciation)	(4,440,229)

Net realized and unrealized gain (loss)	(6,248,735)

Net increase (decrease) in net assets resulting from operations	$(6,399,623)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$(150,888)
Net realized gain (loss)	(1,808,506)
Change in net unrealized appreciation (depreciation)	(4,440,229)

Net increase (decrease) in net assets resulting from operations	(6,399,623)

From unitholder transactions
Proceeds from units issued	6,547,044
Cost of units redeemed	(6,334,086)

Net increase (decrease) in net assets from unitholder transactions	212,958

Net increase (decrease) in net assets	(6,186,665)

Net Assets
Beginning of period	74,855,461

End of period	$68,668,796

Number of units
Outstanding-beginning of period	6,284,404
Issued	592,944
Redeemed	(594,178)

Outstanding-end of period	6,283,170

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$—
Expenses(†)††	(0.02)

Net investment income (loss)	(0.02)
Net realized and unrealized gain (loss)	(0.96)

Net increase (decrease) in unit value	(0.98)
Net asset value at beginning of period	11.91

Net asset value at end of period	$10.93

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%
Portfolio turnover**†††	6%
Total return**	(8.23)%
Net assets at end of period (in thousands)	$68,669

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2030 Securities Lending Series Fund (cost $71,100,360 and units of 5,784,452)	$47,420,938
Cash	1,285
Receivable for investments sold	19,451
Receivable for fund units sold	51,095

Total assets	47,492,769

Liabilities
Payable for fund units redeemed	70,546
Retirement Date Fund management fee payable	3,842
State Street Bank and Trust Company—program fee payable	12,821
Trustee, management and administration fees payable	4,477
ABA Retirement Funds—program fee payable	1,900
Payable for legal and audit services	8,308
Payable for compliance consultant fees	7,411
Payable for reports to unitholders	6,993
Other accruals	4,061

Total liabilities	120,359

Net Assets (equivalent to $11.53 per unit based on 4,108,176 units outstanding)	$47,372,410

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	46,298
Trustee, management and administration fees	13,737
Retirement Date Fund management fee	11,804
ABA Retirement Funds—program fee	6,000
Legal and audit fees	7,760
Compliance consultant fees	7,017
Reports to unitholders	5,911
Registration fees	993
Other fees	2,974

Total expenses	102,494

Net investment income (loss)	(102,494)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	(932,396)

Change in net unrealized appreciation (depreciation)	(4,084,543)

Net realized and unrealized gain (loss)	(5,016,939)

Net increase (decrease) in net assets resulting from operations	$(5,119,433)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$(102,494)
Net realized gain (loss)	(932,396)
Change in net unrealized appreciation (depreciation)	(4,084,543)

Net increase (decrease) in net assets resulting from operations	(5,119,433)

From unitholder transactions
Proceeds from units issued	5,400,855
Cost of units redeemed	(4,151,368)

Net increase (decrease) in net assets from unitholder transactions	1,249,487

Net increase (decrease) in net assets	(3,869,946)

Net Assets
Beginning of period	51,242,356

End of period	$47,372,410

Number of units
Outstanding-beginning of period	4,006,357
Issued	460,245
Redeemed	(358,426)

Outstanding-end of period	4,108,176

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$—
Expenses(†)††	(0.03)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	(1.23)

Net increase (decrease) in unit value	(1.26)
Net asset value at beginning of period	12.79

Net asset value at end of period	$11.53

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%
Portfolio turnover**†††	4%
Total return**	(9.85)%
Net assets at end of period (in thousands)	$47,372

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2040 Securities Lending Series Fund (cost $45,127,887 and units of 3,704,977)	$29,836,178
Cash	819
Receivable for fund units sold	48,590

Total assets	29,885,587

Liabilities
Payable for investments purchased	24,190
Payable for fund units redeemed	24,400
Retirement Date Fund management fee payable	2,360
State Street Bank and Trust Company—program fee payable	7,864
Trustee, management and administration fees payable	2,749
ABA Retirement Funds—program fee payable	1,166
Payable for legal and audit services	5,041
Other accruals	11,204

Total liabilities	78,974

Net Assets (equivalent to $12.48 per unit based on 2,387,442 units outstanding)	$29,806,613

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2009 to March 31, 2009
Investment income	$—

Expenses
State Street Bank and Trust Company—program fee	28,087
Trustee, management and administration fees	8,342
Retirement Date Fund management fee	7,168
ABA Retirement Funds—program fee	3,643
Legal and audit fees	4,696
Compliance consultant fees	4,246
Reports to unitholders	3,577
Registration fees	601
Other fees	1,799

Total expenses	62,159

Net investment income (loss)	(62,159)

Net realized and unrealized gain (loss) on investments in affiliated fund
Net realized gain (loss)	(682,409)

Change in net unrealized appreciation (depreciation)	(2,442,290)

Net realized and unrealized gain (loss)	(3,124,699)

Net increase (decrease) in net assets resulting from operations	$(3,186,858)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2009 to March 31, 2009
From operations
Net investment income (loss)	$(62,159)
Net realized gain (loss)	(682,409)
Change in net unrealized appreciation (depreciation)	(2,442,290)

Net increase (decrease) in net assets resulting from operations	(3,186,858)

From unitholder transactions
Proceeds from units issued	4,756,829
Cost of units redeemed	(3,077,059)

Net increase (decrease) in net assets from unitholder transactions	1,679,770

Net increase (decrease) in net assets	(1,507,088)

Net Assets
Beginning of period	31,313,701

End of period	$29,806,613

Number of units
Outstanding-beginning of period	2,251,543
Issued	375,900
Redeemed	(240,001)

Outstanding-end of period	2,387,442

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2009 to March 31, 2009
Investment income†	$—
Expenses(†)††	(0.03)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	(1.40)

Net increase (decrease) in unit value	(1.43)
Net asset value at beginning of period	13.91

Net asset value at end of period	$12.48

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%
Portfolio turnover**†††	5%
Total return**	(10.28)%
Net assets at end of period (in thousands)	$29,807

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

Unaudited

1. Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. Since December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”) acts as trustee of the Collective Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the ABA Retirement Funds program (the “Program”). Fifteen separate collective investment funds (the “Funds”) and the Retirement Date Funds (also the “Funds”) are established under the Trust. The Retirement Date Funds are a group of five balanced investment funds that invest in a series of SSgA funds, each of which is designed to correspond to a particular time horizon to retirement. The Funds are investment options under the Program, which is sponsored by the ABA Retirement Funds (“ARF”) (formerly called the American Bar Retirement Association). The objectives and principal strategies of the Funds are as follows:

Managed Funds

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of March 31, 2009, 47.4% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Growth Index. As of March 31, 2009, 32.5% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Currently invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 1000 Value Index. As of March 31, 2009, 24.9% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Mid-Cap Growth Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to have strong earnings growth potential.

Mid-Cap Value Equity Fund—long term growth of capital through investment in common stocks, primarily of medium sized companies believed to be undervalued.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Currently invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund, a separate State Street Bank collective investment fund which invests in securities contained in the Russell 2000 Index. As of March 31, 2009, 14.2% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund. This fund’s annual and financial statements are available from State Street Bank upon request.

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity. Currently, SARF invests all of its assets in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a separate State Street Bank collective investment fund which invests in investment contracts (“Traditional Investment Contracts”), “Synthetic GICs”, which represent individual assets placed in a Trust, including by investing a portion of its assets in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund (“YES”), an enhanced short-term income collective investment fund maintained by State Street Bank. During March 2009, SAFT sold out of YES and began investing in the State Street Bank and Trust Company Short Term Investment Fund (“STIF”). The Stable Asset Return Fund is the only investor in SAFT, while retirement plans other than those adopted under the Program also invest in STIF. The annual financial statements of STIF, YES and SAFT are available from State Street Bank upon request.

Index Funds

Bond Index Fund—replication of the total return of the U.S. investment-grade bond market represented by the Barclays Capital U.S. Aggregate Bond Index. Currently 100% of the Fund’s assets are invested indirectly through the State Street Bank and Trust Company Passive Bond Market Index Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large-Cap Index Equity Fund—replication of the total return of the portion of the U.S. stock market represented by the S&P 500 Index. Currently 100% of the Fund’s assets are invested indirectly through the State Street Bank and Trust Company S&P 500 Flagship Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

Mid-Cap Index Equity Fund—replication of the total return of the portion of the U.S. stock market represented by the S&P Mid Cap 400 Index. Currently 100% of the Fund’s assets are invested indirectly through the State Street Bank and Trust Company S&P Mid-Cap Index Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Small-Cap Index Equity Fund—replication of the total return of the portion of the U.S. stock market represented by the Russell 2000 Index. Currently 100% of the Fund’s assets are invested indirectly through the State Street Bank and Trust Company Russell 2000 Index Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. This underlying fund’s annual financial statements are available from State Street Bank upon request.

International Index Equity Fund—replication of the total return of the portion of the stock market represented by the Morgan Stanley Capital International All-Country World Ex-U.S. Free (“MSCI ACWI ex-US”) Index. Currently invests 100% of the Fund’s assets indirectly through the State Street Bank and Trust Company Daily MSCI ACWI Ex-US Index Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. This underlying fund’s annual financial statements are available from State Street Bank upon request.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Retirement Date Funds

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

All the Funds may invest in YES, an enhanced short-term income collective investment fund, or STIF, a short-term income collective investment fund. The annual financial statements of YES and STIF are available from State Street Bank upon request.

Funds in the Trust that participate directly in securities lending may have cash collateral invested in the State Street Quality D Short-Term Investment Fund (“Quality D”). State Street Bank and Trust Company serves as the trustee for Quality D. For purposes of daily admissions and redemptions, the short-term portfolio instruments in Quality D are currently valued on the basis of amortized cost, as provided for in the Declaration of Trust of Quality D. Participant units in Quality D are issued and redeemed on each business day (“valuation date”). Participant units in Quality D are currently purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market based net asset value of Quality D, the trustee of Quality D may determine that continued redemption at a constant $1.00 net asset value would create inequitable results for the Quality D unit holders. In these circumstances, the trustee of Quality D, in its sole discretion and acting in a manner its deems appropriate and fair on behalf of all of the Quality D unit holders, may adjust the valuation of the units or assets of Quality D until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

The trustee for Quality D has informed the Trust that it believes that the current disparity between the constant or amortized cost net asset value and the net asset value based on fair market value is primarily attributable to unrealized losses on longer duration instruments stemming from a lack of liquidity in the secondary market rather than from any impairment to the underlying assets. The trustee of Quality D continues to believe that these longer duration instruments will mature at par and that selling these assets in the short term would result in significant realized losses that would not be in the best interest of all participants in Quality D. Accordingly, the trustee for Quality D applied

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

withdrawal safeguards. In order to maintain long term value for all participants in Quality D, any participant in Quality D, including the Funds of the Trust, that expressly or otherwise effectively terminates its participation in the securities lending program would, on redemption, receive an in-kind pro rata share of the securities held by Quality D. The trustee of Quality D continues, however, to transact normal daily activity, such as new loans, loan returns and daily marks to market, at $1.00. The financial statements of Quality D are available from State Street Bank upon request.

State Street Bank collective investment funds, in which the Funds invest, may participate in securities lending and may invest their cash collateral in State Street Bank Quality Trust, or in the State Street Super Collateral Short-Term Investment Fund (“Super C”), funds that operate similar to Quality D (collectively with Quality D, the “Cash Collateral Funds”). These funds also have experienced discrepancies between constant asset values and net asset values based on fair market values of these securities for the same reasons as described above, and also have imposed redemption limitations for participants terminating participation in the securities lending program. The financial statements of Quality Trust and Super C are available from State Street Bank upon request.

The Cash Collateral Funds’ per unit net asset values, and the net asset value of the Funds investing in Cash Collateral Funds, reflected in the financial statements are based on United States generally accepted accounting principles (“GAAP”) and differ from the per unit net asset values calculated for purpose of transactions experienced by participants in their account. The difference is driven by the GAAP valuation of the securities lending Cash Collateral Funds (See Note 6).

The Trust may offer and sell an unlimited number of units representing interests in separate Funds of the Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund.

State Street offers and administers the investment options for the Program available under the Collective Trust.

State Street is a non-depository trust company established under the laws of the State of New Hampshire and is a wholly-owned subsidiary of State Street Bank. State Street has assumed responsibility for administering the Collective Trust and providing investment options for the Program. State Street Bank is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

State Street Bank was, through April 30, 2009, responsible for certain recordkeeping and administrative services required by the Program (See Note 8). State Street has delegated to State Street Bank the responsibility to provide services to the Collective Trust on behalf of State Street. In addition, State Street Bank is the primary custodian, provides account and investment information to employers and participants, receives all plan contributions, effects investment and transfer transactions and distributes all benefits provided by the plans to the participants or, in the case of some individually designed plans, to the trustees of such plans.

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

All Funds (Other than SARF): State Street has delegated to State Street Bank the responsibility to determine the value of each Fund based on the market value of each Fund’s portfolio of securities. State Street Bank generally values each Fund’s portfolio of securities based on closing market prices or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by State Street Bank to be unreliable, the fair value of the particular securities or assets is determined in good faith by State Street pursuant to procedures adopted by State Street. For market prices and quotations, as well as some fair value methods of pricing, State Street Bank and State Street may rely upon securities prices provided by pricing services, the persons or entities State Street has retained to assist it in the exercise of its investment responsibility with respect to the Funds (the “Investment Advisors”) or independent dealers.

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

The short-term portfolio instruments of YES and STIF are valued on the basis of amortized cost, which approximates fair value, unless otherwise determined by the trustees of such fund. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates on the market value of the instrument.

FAS 157 established a three-tier hierarchy based on the use of observable market data and unobservable inputs to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about uncertainty, for example, the risk inherent in a particular valuation technique used to measure fair value including such a pricing model, and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Various inputs are used in determining the value of the Fund’s investments. These inputs are summarized in the three broad levels as follows:

•	Level 1 – quoted prices in active markets for identical securities

•

Level 2 – other significant observable inputs. Observable inputs are inputs that other market participants would use in valuing a portfolio instrument. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others in active markets and markets that are not active.

•	Level 3 – significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)

The Fund may record changes to valuations based on the amount that it might reasonably be expected to receive for a security upon its current sale consistent with the fair value measurement objective. Each determination is based on a consideration of all relevant factors, which are likely to vary from one pricing context to another. Examples of such factors may include, but are not limited to the type of the security, the existence of any contractual restrictions on the security’s disposition, the price of comparable securities, quotations or evaluated prices from broker-dealers and/or pricing services, information obtained from the issuer, analysts, and/or the appropriate stock exchange (for exchange-traded securities), an analysis of the company’s financial statements, an evaluation of the forces that influence the issuer and the market(s) in which the security is purchased and sold, and with respect to debt securities, the maturity, coupon, creditworthiness, currency denomination, and the movement of the market in which the security is normally traded. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value realized upon sale of those investments.

The following is a summary of the inputs used as of March 31, 2009 in valuing the Collective Trust Funds’ assets carried at fair value:

	Investments in Securities at Fair Value
Valuation Inputs	Balanced Fund	Index Equity Fund
Level 1—Quoted Prices	$129,822,491	$—
Level 2—Other Significant Observable Inputs	147,729,637	193,437,576
Level 3—Significant Unobservable Inputs	—	—

Total	$277,552,128	$193,437,576

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Intermediate Bond Fund Valuation Inputs	Investments in Securities at Fair Value	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments*
Level 1—Quoted Prices	$1,737,235	$5,721,442
Level 2—Other Significant
Observable Inputs	548,887,617	(13,452,533)
Level 3—Significant
Unobservable Inputs	—	(2,107,166)

Total	$550,624,852	$(9,838,257)

Intermediate Bond Fund Level 3 Roll Forward	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments*
Balance as of January 1, 2009	$(2,176,808)
Accrued discounts/premiums	—
Realized gain (loss) and change in unrealized appreciation (depreciation)	69,642
Net purchases (sales)	—
Net transfers in and/or out of Level 3	—

Balance as of March 31, 2009	$(2,107,166)

*	Other financial instruments are derivative instruments including forward foreign currency exchange contracts, futures contracts and interest rate swap contracts, which are valued at the unrealized appreciation/depreciation on the instrument.

	Investments in Securities at Fair Value
Valuation Inputs	International Equity Fund	Large-Cap Growth Equity Fund	Large-Cap Value Equity Fund
Level 1—Quoted Prices	$15,078,926	$223,694,619	$124,000,072
Level 2—Other Significant Observable Inputs	118,826,336	162,335,153	60,548,941
Level 3—Significant Unobservable Inputs	—	—	—

Total	$133,905,262	$386,029,772	$184,549,013

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

	Investments in Securities at Fair Value
Valuation Inputs	Mid-Cap Growth Equity Fund	Mid-Cap Value Equity Fund
Level 1—Quoted Prices	$58,441,587	$39,028,705
Level 2—Other Significant Observable Inputs	25,618,536	17,257,609
Level 3—Significant Unobservable Inputs	—	321,713

Total	$84,060,123	$56,608,027

Mid-Cap Value Equity Fund Level 3 Roll Forward	Investments in Securities at Fair Value
Balance as of January 1, 2009	$1,218,071
Accrued discounts/premiums	—
Realized gain (loss) and change in unrealized appreciation (depreciation)	(393,842)
Net purchases (sales)	—
Net transfers in and/or out of Level 3	(502,516)

Balance as of March 31, 2009	$321,713

	Investments in Securities at Fair Value
Valuation Inputs	Small-Cap Equity Fund	Stable Asset Return Fund
Level 1—Quoted Prices	$101,122,859	$—
Level 2—Other Significant Observable Inputs	63,009,467	1,022,937,370
Level 3—Significant Unobservable Inputs	—	—

Total	$164,132,326	$1,022,937,370

	Investments in Securities at Fair Value
Valuation Inputs	Lifetime Income Retirement Date Fund	2010 Retirement Date Fund	2020 Retirement Date Fund
Level 1—Quoted Prices	$—	$—	$—
Level 2—Other Significant Observable Inputs	24,916,532	43,829,359	68,739,940
Level 3—Significant Unobservable Inputs	—	—	—

Total	$24,916,532	$43,829,359	$68,739,940

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

	Investments in Securities at Fair Value
Valuation Inputs	2030 Retirement Date Fund	2040 Retirement Date Fund
Level 1—Quoted Prices	$—	$—
Level 2—Other Significant Observable Inputs	47,420,938	29,836,178
Level 3—Significant Unobservable Inputs	—	—

Total	$47,420,938	$29,836,178

	Investments in Securities at Fair Value
Valuation Inputs	International Index Equity Fund	Small-Cap Index Equity Fund	Mid-Cap Index Equity Fund
Level 1—Quoted Prices	$—	$—	$—
Level 2—Other Significant Observable Inputs	710,132	1,052,003	1,045,111
Level 3—Significant Unobservable Inputs	—	—	—

Total	$710,132	$1,052,003	$1,045,111

	Investments in Securities at Fair Value
Valuation Inputs	Large-Cap Index Equity Fund	Bond Index Fund
Level 1—Quoted Prices	$—	$—
Level 2—Other Significant Observable Inputs	3,205,002	7,743,757
Level 3—Significant Unobservable Inputs	—	—

Total	$3,205,002	$7,743,757

B. Stable Asset Return Fund

SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts, high quality short-term income securities, investments in STIF or YES and the State Street Bank and Trust Mortgage Backed Securities Fund. SAFT has entered into a global fully benefit responsive investment contract with four different financial institutions which are so called “synthetic investment contracts” described below. On a daily basis SARF accrues dividend income based on the income credited by SAFT. SARF does not distribute income and any increase to the net assets is reflected by an increase to the unit value. Each month the dividend income earned by SARF is reinvested into SAFT. As a result of its investment in SAFT, SARF is subject to the specialized accounting provisions described below. The Statement of Assets and Liabilities presents the fair value of the investment contracts held by SAFT with a separate adjustment to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis. Since SARF is fully invested in SAFT, we are providing the following accounting policies of SAFT:

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

ii. Value of Investments

Investments in bank, insurance company and other financial institution investment contracts (“GICs”) are stated at contract value. An investment contract is generally permitted to be valued at contract value, rather than fair value, to the extent it is fully benefit-responsive and held by a trust offered only to qualified employer-sponsored defined-contribution plans. An investment contract is considered fully benefit responsive if: 1) it is effected directly between SAFT and the issuer and may not be transferred without the consent of the issuer, 2) either the repayment of principal and interest is a financial obligation of the issuer (i.e., for traditional investment contracts) or the issuer of a wrap contract provides assurance that the contract crediting rate will not be adjusted to less than zero (i.e., for synthetic investment contracts), 3) the contract requires all permitted participant-initiated transactions with the trust to occur at contract value without limitation, 4) it is improbable that an event will occur that would limit the ability of SAFT to transact at contract value with both the issuer and unitholders of SAFT, and 5) SAFT allows unitholders reasonable access to their funds. Investment contracts that do not meet the criteria for valuation at contract value will be valued at fair value as determined by the Trustee, and such value may be more or less than contract value.

The fair value of traditional GICs is determined using a discounted cash flow methodology where the individual contract cash flows are discounted at the prevailing interpolated swap rate as of period-end.

A traditional GIC is a group annuity contract that pays a specified rate of return for a specific period of time and guarantees a fixed return after any benefit responsive payments are made to participants. The issuer of a traditional GIC takes a deposit from SAFT and purchases investments that are held in the issuer’s general account. The GIC issuer is contractually obligated to repay the principal and a specified interest rate that is guaranteed to the fund.

Synthetic investment contracts represent individual assets placed in a trust, with ownership by SAFT; a third party issues a wrapper that guarantees that participant transactions are executed at contract value. Individual assets of the synthetic investment contract are generally valued at representative quoted market prices. Short-term securities, if any, are stated at amortized cost, which approximates market value. Debt securities are valued on the basis of valuations furnished by a pricing service approved by the Trustee, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in registered investment companies or collective investment funds are valued at the net asset value per share/unit on the valuation date. Securities for which market quotations are not readily available, or that have quotations which management believes are not appropriate, are valued at fair value as determined in good faith by the Trustee. The fair value of the wrap contracts is determined using the market approach discounting methodology which incorporates the difference between current market level rates for contract level wrap fees and the wrap fee being charged. The difference is calculated as a dollar value and discounted by the prevailing interpolated swap rate as of period end.

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

A synthetic GIC is a wrap contract paired with an underlying investment or investments, usually a portfolio of high-quality, intermediate term fixed income securities. Events disqualifying an underlying investment include but are not limited to bankruptcy of the security issuer or default or restricted liquidity of the security. The portfolio is owned by SAFT. SAFT purchases a wrap contract from an insurance company or other financial services institution. The portfolio, coupled with the wrap contract, attempts to replicate the characteristics of a traditional GIC.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

A synthetic GIC attempts to protect principal and accumulated interest and credits a stated interest rate for a specified period of time (e.g. monthly or quarterly). Investment gains and losses are amortized over the expected duration through the calculation of the interest rate applicable to SAFT on a prospective basis (the “Crediting Rate”). The Crediting Rate is primarily based on the current yield-to-maturity of the covered investments, plus or minus amortization of the difference between the market value and contract value of the covered investments over the duration of the covered investments at the time of computation. The Crediting Rate is most impacted by the change in the annual effective yield to maturity of the underlying securities, but is also affected by the differential between the contract value and the market value of the covered investments. This difference is amortized over the duration of the covered investments. Depending on the change in duration from each reset period, the magnitude of the impact to the Crediting Rate of the contract to market difference is heightened or lessened. The Crediting Rate can be adjusted periodically and is usually adjusted either monthly or quarterly, but in no event is the Crediting Rate less than zero. The Crediting Rate may be impacted amongst other things, by volatility and illiquidity in the fixed-income securities market. If the market value of the underlying investments held by SAFT as a whole is lower that their contract value, the Crediting Rate may be lower than the return on the underlying investments. Significant additional contributions from participants may in certain cases increase market value attributed to the underlying investments and increase the Crediting Rate and SAFT’s return. Redemptions may have an opposite effect, where if SAFT experiences significant redemptions when the market value is below the contract value, SAFT’s return and Crediting Rate may be reduced to zero.

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

Employer initiated events, if material, may affect the underlying economics of investment contracts. These events include plant closings, layoffs, plan termination, bankruptcy or reorganization, merger, early retirement incentive programs, tax disqualification of a trust or other events. The occurrence of one or more employer initiated events could limit SAFT’s ability to transact at contract value with plan participants.

For example, retirement benefit payments which occur because an employer has offered a subsidized early retirement program will not transact at contract value unless the scope of the program is not material or the investment contract includes a “contract value corridor”. Whether an employer initiated event is probable is foremost within the knowledge of the employer, but in the normal course may be communicated to the investment manager of SAFT. While the investment manager may take action to minimize or eliminate the impact of the employer initiated event, there is no assurance that the issuer will continue to transact at contract value once the corridor is used. In that case, SAFT would be unable to maintain the ability to transact at contract value. As of March 31, 2009, the occurrence of an event that would limit the ability of SAFT to transact at contract value with the participants in SAFT is not probable.

iv. Termination Events by the Issuer

Investment contracts generally impose conditions on both SAFT and the issuer. Assuming conditions are met and neither SAFT nor the issuer is in default, SAFT can buy and sell covered investments and process withdrawals through the sale of covered investments in accordance with SAFT’s liquidity hierarchy.

If an event of default, within the meaning of an investment contract, occurs and is not cured, the non-defaulting party may terminate the contract. The following (among other events) may cause SAFT to be in default: a breach of material obligation under the contract; a material misrepresentation; a material amendment to the trust agreement, in the administration of the trust or in the investment of fund assets without consent from the issuer; and an uncured violation of SAFT’s Investment Guidelines.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

The issuer may be in default if it breaches a material obligation under the investment contract; makes a material misrepresentation; has a decline in its long term credit rating below a threshold set forth in the contract; is acquired or reorganized and the successor issuer does not satisfy the investment or credit guidelines applicable to issuers. If, in the event of default of an issuer, SAFT were unable to obtain a replacement investment contract, withdrawing plans may experience losses if the value of SAFT assets no longer covered by the contract is below contract value. SAFT may seek to add additional issuers over time to diversify SAFT’s exposure to such risk, but there is no assurance that SAFT will be able to do so. The combination of the default of an issuer and an inability to obtain a replacement agreement could render SAFT unable to achieve its objective of maintaining a stable contract value.

The terms of an investment contract generally provide for settlement of payments only upon termination of the contract or total liquidation of the covered investments. Generally, payments under a global wrap will be made pro-rata, based on the percentage of investments covered by each issuer. Contract termination occurs whenever the contract value or market value of the covered investments reaches zero or upon certain events of default. If the contract terminates due to issuer default (other than a default occurring because of a decline in its rating), the issuer will generally be required to pay to SAFT the excess, if any, of contract value over market value on the date of termination. If a synthetic GIC terminates due to a decline in the ratings of the issuer, the issuer may be required to pay to SAFT the cost of acquiring a replacement contract (i.e. replacement cost) within the meaning of the contract. If the contract terminates when the market value equals zero, the issuer will pay the excess of contract value over market value to SAFT to the extent necessary for SAFT to satisfy outstanding contract value withdrawal requests. Contract termination also may occur by either party upon election and notice.

At any time after the second anniversary of the contract, the issuer may elect to terminate the contract by giving notice to the Trustee. If, at any time prior to dates agreed to in each contract for the receipt of such notice, the Trustee objects to such election, the Trustee shall be deemed to have made an immunization election and the immunization provisions of the contract apply. The immunization provision gives the issuer the right to request that its wrapped portion of SAFT be managed according to more conservative immunization investment guidelines provided for in the contract.

Effective January 2009, Bank of America announced it will not be accepting any new participant cash flows into the global wrap contracts pending changes in the market. At the discretion of State Street, new cash flows will be invested in traditional GICs or in the portfolio cash vehicle.

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

vi. Issuances and Redemptions of SAFT Units

Issuances and redemptions of participant units are made on each business day (“valuation date”). Participant units are typically purchased and redeemed at a constant net asset value of $1.00 per unit. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of SAFT, the Trustee may determine that continued redemption at a constant $1.00 net asset value would create inequitable results for SAFT’s unitholders. In these circumstances, the Trustee, in its sole discretion and acting on behalf of SAFT’s unitholders, may direct that units be redeemed at the market-based net asset value until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

vii. Industry Concentration of Investments

SAFT maintains investment contracts issued by insurance companies, banks and other financial institutions as required by the Declaration of Trust. The issuing institutions’ ability to meet their contractual obligations under the respective contracts may be affected by future economic and regulatory developments in the insurance and banking industries, respectively.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

viii. Adjustments to Contract Value

At March 31, 2009, all investment contracts held by SAFT were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the Trust’s fully benefit-responsive investment contracts during 2009 is reflected below:

	March 31, 2009	December 31, 2008	Change
Net assets at fair value	$1,022,937,310	$976,459,379	$46,477,931
Net assets (at contract value)	1,013,139,169	969,171,710	43,967,459
Adjustment to contract value	(9,798,141)	(7,287,669)	(2,510,472)

Sensitivity Analysis

The following tables are intended to provide analyses of the sensitivity of Crediting Rate to future interest changes. These are estimates calculated based on current Crediting Rate calculations, and are not intended to serve as a projection or guarantee of future rates of return to be earned by SAFT.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2009	2.93%
June 30, 2009		3.00%	3.11%	3.28%	3.35%
September 30, 2009		2.74%	2.93%	3.28%	3.44%
December 31, 2009		2.51%	2.78%	3.28%	3.52%
March 31, 2010		2.32%	2.65%	3.28%	3.59%

Hypothetical change in current yield and 10% participant transactions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2009	2.93%
June 30, 2009		3.22%	3.25%	3.28%	3.27%
September 30, 2009		2.92%	3.05%	3.28%	3.37%
December 31, 2009		2.66%	2.88%	3.28%	3.46%
March 31, 2010		2.45%	2.73%	3.28%	3.54%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	2.20%
Based on interest rate credited to participants (2)	2.86%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on March 31, 2009 by the fair value of investments on March 31, 2009.
(2)	Computed by dividing the annualized one-day earnings credited to participants on March 31, 2009 by the fair value of investments on March 31, 2009.

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. Based on management’s analysis for the Collective Trust under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) for the open tax years (calendar years ended December 31, 2005-2008), management determined that the applications of FIN 48 did not have a material impact on the Collective Trust’s financial statements. FIN 48 establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken on a U.S. income tax return. However, management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

G. TBA Commitments and Roll Transactions

The Balanced Fund and Intermediate Bond Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. These Funds hold, and maintain until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of these Funds’ other assets. These contracts also present a risk from the potential inability of counterparties to meet their contractual obligations. During the period prior to settlement, these Funds will not be entitled to accrue interest and/or receive principal payments on the securities to be purchased. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures described under “Security Valuation” above. These Funds may dispose of a commitment prior to settlement if the Fund’s advisor deems it appropriate to do so. Upon settlement date, these Funds may take delivery of the securities or defer (roll) the delivery to the next month.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

At March 31, 2009, the Intermediate Bond Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar Futures	400	$96,102,439	March 2010	$2,597,561
90 Day Eurodollar Futures	76	18,728,767	September 2009	63,183
90 Day Eurodollar Futures	332	81,732,884	June 2009	354,116
Germany Federal Republic Bonds	78	12,088,864	June 2009	(32,318)
Germany Federal Republic Bonds	60	9,881,909	June 2009	18,121
Pound Sterling Futures	111	18,845,627	September 2009	711,771
Pound Sterling Futures	2	348,794	September 2010	518
U.K. Treasury Bonds	23	3,973,063	June 2009	78,467
U.S. Treasury Notes 10yrs	638	76,992,262	June 2009	2,169,581

				$5,961,000

I. Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of March 31, 2009, the Intermediate Bond Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Euro	1,533,000	$2,078,202	4/03/09	$(45,370)
Purchase	Euro	850,000	1,151,963	4/14/09	(24,845)
Purchase	Pound Sterling	485,000	703,536	4/09/09	(10,119)
Purchase	Mexican Peso	74,039	5,455	5/19/09	(291)
Sale	Euro	313,000	423,947	4/03/09	8,894
Sale	Euro	3,474,000	4,395,374	4/14/09	(211,222)
Sale	Japanese Yen	105,747,000	1,088,502	5/07/09	21,563
Sale	Japanese Yen	105,747,000	1,089,327	6/04/09	21,832

					$(239,558)

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

At March 31, 2009, the Intermediate Bond Fund held the following interest rate swap contracts:

				Rate Type
Notional Amount	Net Cost/ (Proceeds)	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate	Unrealized Appreciation/ (Depreciation)
15,100,000 BRL	$(137,999)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (c)	10.115%	$(104,496)
4,000,000 BRL	(35,463)	UBS (a)	01/02/2012	CDI-Brazil (c)	10.575%	(60)
9,600,000 BRL	(47,305)	UBS (a)	01/02/2012	CDI-Brazil (c)	12.540%	193,823
21,400,000 BRL	(113,331)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (c)	12.540%	439,940
2,000,000 BRL	9,641	Merrill Lynch (a)	01/02/2012	CDI-Brazil (c)	14.765%	57,587
400,000 EUR	238	UBS (a)	10/15/2010	CPI - France (d)	2.146%	21,048
600,000 EUR	(19,371)	Barclays (b)	09/17/2038	6 Month EUR LIBOR	5.000%	(74,133)
4,300,000 GBP	(23,436)	Morgan Stanley (b)	06/15/2037	6 Month GBP LIBOR	4.000%	(82,488)
5,100,000 GBP	(20,879)	Barclays (b)	06/15/2037	6 Month GBP LIBOR	4.000%	(104,753)
11,300,000 GBP	9,697	Barclays (a)	03/17/2012	6 Month GBP LIBOR	3.000%	54,147
2,300,000 GBP	(49,209)	Citibank (a)	09/16/2019	6 Month GBP LIBOR	3.500%	(24,225)
370,000,000 JPY	(48,403)	UBS (b)	06/17/2018	6 Month JPY LIBOR	1.500%	(25,814)
108,000,000 MXN	22,578	Merrill Lynch (a)	11/04/2016	MXN-TIIE-Banxico (e)	8.170%	206,743
3,000,000 USD	(107,850)	Merrill Lynch (b)	06/17/2011	3 Month USD LIBOR	4.000%	(41,735)
28,000,000 USD	(165,449)	Merrill Lynch (a)	12/17/2013	3 Month USD LIBOR	4.000%	2,681,055
4,900,000 USD	(35,552)	Merrill Lynch (b)	12/17/2023	3 Month USD LIBOR	5.000%	(1,093,949)
28,200,000 USD	(1,186,708)	Bank of America (b)	12/17/2028	3 Month USD LIBOR	5.000%	(6,519,689)
15,000,000 USD	(1,066,836)	Merrill Lynch (b)	12/17/2038	3 Month USD LIBOR	5.000%	(4,125,530)
25,400,000 USD	(75,515)	Citibank (a)	12/17/2013	3 Month USD LIBOR	4.000%	2,357,529
28,700,000 USD	936,591	Morgan Stanley (a)	12/17/2013	3 Month USD LIBOR	4.000%	1,653,737
8,100,000 USD	(511,650)	Morgan Stanley (b)	12/17/2038	3 Month USD LIBOR	5.000%	(2,292,228)
500,000 USD	(45,184)	Barclays (b)	12/17/2038	3 Month USD LIBOR	5.000%	(127,895)
28,100,000 USD	(366,600)	Barclays (a)	12/17/2013	3 Month USD LIBOR	4.000%	2,897,230
25,700,000 USD	(1,138,906)	Barclays (b)	12/17/2023	3 Month USD LIBOR	5.000%	(4,785,216)
4,400,000 USD	(88,632)	Bank of America (b)	12/17/2038	3 Month USD LIBOR	5.000%	(1,434,462)
10,000,000 USD	(62,517)	Bank of America (b)	12/17/2023	3 Month USD LIBOR	5.000%	(2,242,589)
14,800,000 USD	(287,175)	Merrill Lynch (b)	05/21/2009	CMM USD (f)	5.500%	(2,164,755)
18,800,000 USD	1,395,790	Barclays (a)	06/17/2014	3 Month USD LIBOR	4.000%	115,672
9,000,000 USD	(340,830)	Credit Suisse (b)	06/17/2011	3 Month USD LIBOR	4.000%	(107,926)
114,400,000 USD	(4,356,219)	Barclays (b)	06/17/2011	3 Month USD LIBOR	4.000%	(1,347,969)
6,200,000 USD	(749,828)	Credit Suisse (b)	06/17/2024	3 Month USD LIBOR	4.000%	154,963
18,100,000 USD	1,148,445	Credit Suisse (a)	06/17/2014	3 Month USD LIBOR	4.000%	306,739

	$(7,557,867)					$(15,559,699)

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	Fund receives the floating rate and pays the fixed rate.
(c)	CDI – Brazil is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(d)	CPI – France is the Consumer Price Index of France.
(e)	MXN – TIIE – Banxico is the Mexican Peso Floating Rate as published by El Banco de Mexico.
(f)	CMM USD – Constant Maturity Mortgage Swaps are dependent on an underlying index (CMM Index) which tracks secondary mortgage rates.

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

For the three-month period ended March 31, 2009, the Fund had not written any call options or entered into any swaption contracts.

L. Additional Derivative Disclosure

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position and financial performance. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The information below in addition to the preceding notes reflects the requirement.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

The Intermediate Bond Fund has entered into futures contracts used to adjust interest rate exposures and to replicate bond positions. A futures contract frequently offers the opportunity to outperform securities due to cheapness of futures contracts and active management of the liquid, short duration securities backing the futures. The Intermediate Bond Fund uses futures contracts to manage its exposure to the securities markets or to movements in interest rates and currency values. The primary risks associated with the use of futures contracts are the imperfect correlation between the change in market value of the securities held by the Fund and the prices of futures contracts, the possibility of an illiquid market, and the inability of the counterparty to meet the terms of the contract. Futures contracts are valued based upon their quoted daily settlement prices. Upon entering into a futures contract, the Fund is required to deposit with its futures broker, an amount of cash or U.S. Government and Agency Obligations in accordance with the initial margin requirements of the broker or exchange. Futures contracts are marked to market daily and an appropriate payable or receivable for the change in value (“variation margin”) is recorded by the Fund. Gains or losses are recognized but not considered realized until the contracts expire or are closed. Futures contracts involve, to varying degrees, risk of loss in excess of the variation margin disclosed on the Statements of Assets and Liabilities.

The Intermediate Bond Fund has entered into foreign currency contracts. The Fund may enter into these contracts in connection with settling planned purchases or sales of securities, to hedge the currency exposure associated with some or all of a Fund’s securities or as a part of an investment strategy. A foreign currency contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The market value of a foreign currency contract fluctuates with changes in foreign currency exchange rates. Foreign currency contracts are marked to market daily and the change in value is recorded by a Fund as an unrealized gain or loss. Realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed are recorded upon delivery or receipt of the currency. These contracts may involve market risk in excess of the unrealized gain or loss reflected on the Statements of Assets and Liabilities. In addition, a Fund could be exposed to risk if the counterparties are unable to meet the terms of the contracts or if the value of the currency changes unfavorably to the U.S. dollar. In connection with these contracts, securities may be identified as collateral in accordance with the terms of the respective contracts.

The Intermediate Bond Fund has entered into interest rate swap agreements. Interest rate swaps provide the Fund with an effective usually less expensive means to adjust quickly portfolio duration, maturity mix and sector exposure. Interest rate swap agreements involve the exchange by the Fund with another party of their respective commitments to pay or receive interest with respect to the notional amount of principal. Swap agreements are privately negotiated agreements between the Fund and counterparty. Swaps are marked to market daily based upon values from third party vendors or quotations from market makers to the extent available and the change in value, if any, is recorded as an unrealized gain or loss on the Statements of Assets and Liabilities. In the event that market quotations are not readily available or deemed reliable, certain swap agreements may be valued pursuant to guidelines established by the Trustees. Payments received or made at the beginning of the measurement period are reflected as such on the Statements of Assets and Liabilities and represent payments made or received upon entering into the swap agreement to compensate for differences between the stated terms of the swap agreement and prevailing market conditions (credit spreads, currency exchange rates, interest rates, and other relevant factors). These upfront payments are recorded as realized gains or losses on the Statements of Operations upon termination or maturity of the swap. A liquidation payment received or made at the termination of the swap is recorded as realized gain or loss on the Statements of Operations. Net periodic payments received or paid by a Fund are included as part of realized gains or losses on the Statements of Operations. Entering into these agreements involves, to varying degrees, elements of credit, market and documentation risk in excess of the amounts recognized on the Statements of Assets and Liabilities. Such risks involve the possibility that there will be no liquid market for these agreements, that the counterparty to the agreements may default on its obligation to perform or disagree as to the meaning of contractual terms in the agreements and that there may be unfavorable changes in interest rates.

Derivative Market and Credit Risk

In the normal course of business the Intermediate Bond Fund trades financial instruments and enters into financial transactions where risk of potential loss exists due to changes in the market (market risk) or failure of the other party to a transaction to perform (credit risk).

Similar to credit risk, the Intermediate Bond Fund may be exposed to counterparty risk, or the risk that an institution or other entity with which the Intermediate Bond Fund has unsettled or open transactions will default. The potential loss could exceed the value of the financial assets recorded in the financial statements. Financial assets, which potentially expose the Intermediate Bond Fund to credit risk, consist principally of cash due from counterparties and investments.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

The investment advisor minimizes credit risks to the Intermediate Bond Fund by performing extensive reviews of each counterparty and obtains approval from the advisor’s counterparty risk committee prior to entering into transactions with a third party. All transactions in listed securities are settled/paid for upon delivery using approved counterparties. The risk of default is considered minimal, as delivery of securities sold is only made once the Intermediate Bond Fund has received payment. Payment is made on a purchase once the securities have been delivered by the counterparty. The trade will fail if either party fails to meet its obligation.

The Intermediate Bond Fund restricts its exposure to credit losses by entering into master agreements with counterparties (approved brokers) with whom it undertakes a significant volume of transactions to include certain safeguards for derivatives and non-standard settlement trades. The credit risk associated with favorable contracts is reduced by master netting arrangements so that if an event of default occurs, all amounts with the counterparty are terminated and settled on a net basis. The Intermediate Bond Funds’ overall exposure to credit risk on derivative instruments subject to master netting arrangements can change substantially within a short period, as it is affected by each transaction subject to the arrangement.

The Intermediate Bond Fund is party to the International Swaps and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with select counterparties that govern transactions, over-the-counter derivative and foreign exchange contracts, entered into by the Intermediate Bond Fund with those counterparties. The ISDA Master Agreements maintain provisions for general obligations, representations, agreements, collateral and events of default or termination. Events of termination include conditions that may entitle counterparties to elect to terminate early and cause settlement of all outstanding transactions under the applicable ISDA Master Agreement. Any election to terminate early could be material to the financial statements.

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Intermediate Bond Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received by, the International Bond Fund for each type of derivative contract at March 31, 2009 are presented as Deposit with broker or Due to broker, respectively, on the accompanying Statement of Assets and Liabilities.

At March 31, 2009, the Intermediate Bond Fund had the following derivatives (not designated as hedges under SFAS 133), grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Intermediate Bond Fund	Futures Contracts(a)	$5,993,318	$—	$—	$—	$5,993,318
	Forward Contracts (b)	$—	$52,289			52,289
	Swap Contracts (c)	13,740,030	—	—	—	13,740,030

	Total Value	$19,733,348	$52,289	$—	$—	$19,785,637

Each of the above derivatives are located in the following Statement of Assets and Liabilities accounts.

(a)	Receivable for futures variation margin, Net Assets Unrealized-Appreciation*
(b)	Gross unrealized appreciation of forward currency exchange contracts
(c)	Swap contracts, at value
*	Includes cumulative appreciation depreciation of futures contracts as reported in Note H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Liability Derivatives

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Intermediate Bond Fund	Futures Contracts (a)	$32,318	$—	$—	$—	$32,318
	Forward Contracts (b)	—	291,847	—	—	291,847
	Swap Contracts (c)	36,857,596	—	—	—	36,857,596

	Total Value	$36,889,914	$291,847	$—	$—	$37,181,761

Each of the above derivatives are located in the following Statement of Assets and Liabilities accounts.

(a)	Payable for futures variation margin, Net Assets Unrealized-Depreciation*
(b)	Gross unrealized depreciation of forward currency exchange contracts
(c)	Swap contracts, at value
*	Includes cumulative appreciation/depreciation of futures contracts as reported in Note H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Intermediate Bond Fund	Realized Gain (Loss)
	Futures Contracts (a)	$2,393,064	$—	$—	$—	$2,393,064
	Forward Contracts (b)	—	(126,537)	—	—	(126,537)
	Swap Contracts (c)	2,682,232	—	—	—	2,682,232

	Total Realized Gain (Loss)	$5,075,296	$(126,537)	$—	$—	$4,948,759

Each of the above derivatives are located in the following Statement of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (statement of operations includes both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Intermediate Bond Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$(2,592,436)	$—	$—	$—	$(2,592,436)
	Forward Contracts (b)	—	273,161	—	—	273,161
	Swap Contracts (c)	5,578,159	—	—	—	5,578,159

	Total Change in Unrealized Appreciation (Depreciation)	$2,985,723	$273,161	$—	$—	$3,258,884

Each of the above derivatives are located in the following Statement of Operations accounts.

(a)	Net unrealized appreciation/(depreciation) futures contracts
(b)	Net unrealized appreciation/(depreciation) foreign currency transactions (statement of operations includes both forwards and foreign currency transactions)
(c)	Net unrealized appreciation/(depreciation) swap contracts

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

The volumes indicated in the associated futures, forward foreign currency and interest rate swap footnotes are indicative of the amounts throughout the year.

M. Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

N. Indemnifications

In the normal course of business, the Trust enters into contracts that contain a variety of representations and that may contain general indemnifications. The Trust’s maximum exposure under these provisions is unknown, as this would involve future claims that may be made against the Trust. The Trust expects the risk of loss to be remote.

O. Recent Accounting Pronouncement

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FAS 157-4) which amends FASB Statement No. 157 “Fair Value Measurements” (FAS 157) and provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FAS 157-4 is effective for fiscal years ending after June 15, 2009. Management is currently in the process of determining the impact of the standard on the Collective Trust’s financial statements.

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

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees paid to each investment advisor during the three-month period ended March 31, 2009 are listed below.

Investment Advisor	Fee Rate Range Highest to Lowest
Alliance Capital Management L.P. (Large-Cap Value Equity)	.50% to .15%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)	.50% to .225%
JP Morgan Fleming Asset Management Limited (International Equity)	.75% to .45%
Pacific Investment Management Company (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%
Smith Asset Management Group, LP (Small-Cap Equity)	.85% to .45%
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	.50% to .35%
Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%
Wellington Management Company, LLP (Mid-Cap Value Equity)	.75% to .55%
Wellington Management Company, LLP (Small-Cap Equity)	.90% to .70%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

Investment Advisor	Fees for the Period Ended March 31, 2009
Alliance Capital Management L.P. (Large-Cap Value Equity)	$106,274
Capital Guardian Trust Company (Balanced)	88,108
Capital Guardian Trust Company (Large-Cap Growth Equity)	72,649
JP Morgan Fleming Asset Management Limited (International Equity)	86,926
Pacific Investment Management Company (Intermediate Bond)	263,971
Philadelphia International Advisors LP (International Equity)	69,857
Smith Asset Management Group, LP (Small-Cap Equity)	89,493
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	118,810
Turner Investment Partners (Mid-Cap Growth Equity)	94,456
Wellington Management Company, LLP (Mid-Cap Value Equity)	70,956
Wellington Management Company, LLP (Small-Cap Equity)	135,919

$1,197,419

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

The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the three-month period ended March 31, 2009:

Value of Program Assets	Rate of ARF Program Fees
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4 billion	.015%

ARF received Program fees of $352,069 for the three-month period ended March 31, 2009. These fees are allocated to each Fund based on net asset value.

ARF and State Street Bank have agreed to the program fee based upon the following schedule:

Value of Program Assets	Rate of State Street Bank Program Fee
First $2 billion	.40%
Next $1 billion	.31%
Next $1 billion	.21%
Over $4 billion	.13%

For the three-month period ended March 31, 2009, State Street Bank received program fees of $2,713,672.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

A fee is paid to State Street Bank for its management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the net assets of the Funds at the following rates:

For the period January 1, 2009 through January 31, 2009:

Value of Assets in all Funds	Rate
First $1 billion	.217%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the period February 1, 2009 through March 31, 2009:

Value of Assets in all Funds	Rate
First $1 billion	.202%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the three-month period ended March 31, 2009, State Street Bank received trustee, management and administration fees of $805,600.

Management Fees—Index Funds and Indexed Portions of Managed Funds

Since February 2, 2009, fees have been paid to State Street Bank for the investment management services it performs relating to the assets in the Index Funds and the indexed portions of the Large-Cap Growth Equity Fund, the Large-Cap Value Equity Fund and the Small-Cap Equity Fund. These fees are accrued on a daily basis and paid monthly from the relevant assets of the respective Funds and are based on respective net asset values as of the time of calculation. The fees for the indexed portions of the Managed Funds and the fees for the respective Index Funds are at the following annual rates:

Fund	Rate
Bond Index Fund	.04%
Large-Cap Index Equity Fund	.02
Index Equity Fund	.05
Mid-Cap Index Equity Fund	.05
Small-Cap Index Equity Fund	.05
International Index Equity Fund	.10
Large-Cap Growth Equity Fund	.05
Large-Cap Value Equity Fund	.05
Small-Cap Equity Fund	.05

The State Street Bank received the following fees paid from the Funds listed below during the period since inception through March 31, 2009:

Bond Index Fund (inception date February 4, 2009)	$281
Large-Cap Index Equity Fund (inception date February 9, 2009)	43
Index Equity Fund (fee inception date February 1, 2009)	15,491
Mid-Cap Index Equity Fund (inception date February 3, 2009)	36
Small-Cap Index Equity Fund (inception date February 3, 2009)	34
International Index Equity Fund (inception date March 3, 2009)	22
Large-Cap Growth Equity Fund (fee inception date February 1, 2009)	8,916
Large-Cap Value Equity Fund (fee inception date February 1, 2009)	3,401
Small-Cap Equity Fund (fee inception date February 1, 2009)	1,295

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month period ended March 31, 2009, State Street Bank received Retirement Date Fund management fees of $53,891.

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Period Ended March 31, 2009
	Purchases	Sales
Balanced Fund	$20,299,261	$27,524,840
Bond Index Fund	7,738,841	60,130
Index Equity Fund	3,962,508	8,454,592
Intermediate Bond Fund	22,726,101	23,600,742
International Equity Fund	14,748,634	18,429,086
International Index Equity Fund	692,541	1,842
Large-Cap Growth Equity Fund	35,688,526	47,770,335
Large-Cap Index Equity Fund	3,142,115	29,915
Large-Cap Value Equity Fund	22,806,529	24,040,042
Mid-Cap Growth Equity Fund	18,627,758	21,758,935
Mid-Cap Index Equity Fund	1,015,399	13,978
Mid-Cap Value Equity Fund	5,166,052	5,104,194
Small-Cap Equity Fund	40,684,532	41,535,427
Small-Cap Index Equity Fund	1,340,944	314,414
Lifetime Income Retirement Date Fund	1,198,779	3,088,203
2010 Retirement Date Fund	1,740,815	4,625,000
2020 Retirement Date Fund	4,118,612	4,044,389
2030 Retirement Date Fund	2,991,004	1,835,908
2040 Retirement Date Fund	3,079,301	1,456,476

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the Period Ended March 31, 2009
	Purchases	Sales
Intermediate Bond Fund	$1,466,502,889	$1,262,084,362

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

At March 31, 2009, the Funds’ market value of securities on loan and collateral value received at amortized cost and market value for securities loaned was as follows:

		Collateral Received
Fund	Market Value of Loaned Securities	Amortized Cost	Market Value*
Balanced	$18,613,248	$19,082,109	$17,967,905
Intermediate Bond	31,012,271	31,662,417	29,813,648
International Equity	18,045,883	18,906,778	17,802,811
Large-Cap Growth Equity	41,287,331	42,276,015	39,901,493
Large-Cap Value Equity	14,848,901	15,277,265	14,385,225
Mid-Cap Growth Equity	25,418,174	26,027,404	24,507,664
Mid-Cap Value Equity	14,209,225	14,646,517	13,791,307
Small-Cap Equity	45,288,986	46,622,747	43,910,077

As discussed in Note 1, units of Quality D continue to be issued and redeemed at a constant $1.00 net asset value per unit, however restriction would apply to redemptions in connection with discontinuing participation in the lending program. At March 31, 2009, the market value of the investments in Quality D, as reported by its trustee, was approximately 94.16% of amortized cost. Furthermore, as reported by the trustee as of March 31, 2009, all investments in Quality D were performing in accordance with their respective terms. The accompanying financial statements of the Funds and Retirement Date Funds have valued their direct and indirect investments in the Cash Collateral Funds at their market values, and have recognized unrealized losses. However, the Funds and Retirement Date Funds have continued to value their investments in the Cash Collateral Funds for purposes of Participant transactions at the amortized cost based values used by the Cash Collateral Funds for daily transactions.

*	Collateral Received Market Value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. The Funds receive a fee from the Borrowers to compensate for the revenue lost from the inability to generate income from the investment of cash collateral. Non-cash collateral can be held in the form of securities issued or guaranteed by the United States Government or its agencies or instrumentalities, convertible bonds denominated in US dollars, irrevocable bank letters of credit issued by a person other than the borrower or an affiliate of the borrower, or tri-party agreements backed by securities issued or guaranteed by the United States government or its agencies. Non-cash collateral held at March 31, 2009 was in amounts as follows:

Fund	Non-Cash Collateral Value
Large-Cap Growth Equity	93,975
Small-Cap Equity	9,632

Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

7. Participant Ownership

As of March 31, 2009, the following funds had participants owning greater than 5% of the outstanding Units of a fund. Four participants owned 8.11%, 6.56%, 5.94% and 5.10%, respectively, of the outstanding Units of the Bond Index Fund. Two participants owned 14.61% and 5.98%, respectively, of the outstanding Units of the Large-Cap Index Equity Fund. Five participants owned 9.17%, 6.53%, 5.56%, 5.56% and 5.46%, respectively, of the outstanding Units of the Mid-Cap Index Equity Fund. Four participants owned 14.12%, 6.22%, 5.49% and 5.03%, respectively, of the outstanding Units of the Small-Cap Index Equity Fund. Six participants owned 12.26%, 10.58%, 8.69%, 8.19%, 6.90, and 6.07%, respectively, of the outstanding Units of the International Index Equity Fund. In addition one participant owned 5.52% of the outstanding Units of the Lifetime Income Retirement Date Fund and one participant owned 6.46% of the outstanding Units of the 2010 Retirement Date Fund.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(Unaudited)

8.	Changes and Expected Changes to the Collective Trust

On August 15, 2008, the ABA Retirement Funds (“ARF”) as sponsor of the Program, The Northern Trust Company (“Northern Trust”) and Northern Trust Investments, N.A., a wholly-owned subsidiary of Northern Trust (“NTI”), entered into a Fiduciary Investment Services Agreement (the “FISA Agreement”). The FISA Agreement provides that it will become effective on July 1, 2009 or such other date as the parties may agree (the “FISA Effective Date”). As described below, it is likely that the FISA Effective Date will be extended to a date in 2010. The FISA Agreement also provides, among other things, for the substitution of Northern Trust for State Street Bank and Trust Company of New Hampshire (“State Street”) as trustee of the ABA Members Collective Trust. As permitted under the FISA Agreement, Northern Trust has determined to cause NTI to carry out Northern Trust’s obligations as trustee of the ABA Members Collective Trust and related duties. Upon such substitution, NTI will be responsible for all the functions now performed by State Street in its capacity as trustee of the ABA Members Collective Trust, and will be responsible for developing a suitable investment policy for the Program, subject to approval by ARF.

Also upon substitution of NTI as the trustee of the ABA Members Collective Trust, the Declaration of Trust of such Trust will be amended and restated as the American Bar Association Members/Northern Trust Collective Trust. NTI also may engage one or more Investment Advisors and other service providers.

Commencing upon the FISA Effective Date, Northern Trust will be paid a trust, management and administration fee calculated according to the following schedule as applied to the aggregate value of assets held by the Funds, excluding Retirement Date Fund assets:

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

On December 6, 2008, ARF, ING Life Insurance and Annuity Company (“ILIAC”), and ING Institutional Plan Services, LLC, a wholly-owned affiliate of ILIAC (“IPS”), entered into a Program Services Agreement (the “PSA Agreement”). The PSA Agreement became effective on May 1, 2009 (the “PSA Effective Date”). The PSA Agreement provides, among other things, for the performance by ILIAC, through IPS, of the administrative, communication and marketing services previously required by the Administrative and Investment Services Agreement (as amended and restated) between State Street Bank and Trust Company (“State Street Bank”) and ARF, dated November 18, 2002, as amended (the “AISA Agreement”), to be provided by State Street Bank.

Commencing on the PSA Effective Date, ILIAC is paid a program expense fee by the Collective Trust at a base rate of (A) $135,250 for each of the first twelve calendar months after the PSA Effective Date, (B) $177,850 for each of the next twelve calendar months of the term of the PSA Agreement, and (C) $152,850 for each of the remaining calendar months of the term of the PSA Agreement, plus, for each calendar month of the term of the PSA Agreement, a fee based on the assets of the collective investment funds established under the Collective Trust calculated according to the following annual rate:

Value of Assets	Rate
First $4 billion	0.47%
Next $1 billion	0.36%
Next $1 billion	0.215%
Over $6 billion	0.22%

ARF has exercised its right to require State Street to remain as trustee of the Collective Trust until the earlier of September 30, 2010 and the FISA Effective Date. State Street is expected to be relieved of its obligations to provide recordkeeping and administrative services pursuant to the AISA Agreement, except that State Street will be required to interface with IPS as necessary for the proper operation of the Program prior to the FISA Effective Date.

Northern Trust, State Street, State Street Bank and ARF have entered into discussions that could result in (i) a postponement of the FISA Effective Date to a date in 2010 yet to be determined, with State Street remaining as Trustee of the Collective Trust until then, (ii) the assignment or delegation by ARF to NTI of ARF’s rights to make recommendations to the Trustee regarding investment options and Investment Advisors and (iii) NTI’s exercise of such rights by recommending changes in investment options to be offered under the Program and the Investment Advisors to certain of the investment options. In the event NTI were to make any such recommendations to State Street, State Street would review and evaluate such recommendations and, giving due consideration to them as AISA requires, make its determination as to those investment options that should be implemented and those Investment Advisors that should be retained, and State Street would then expect to make the changes consistent with its determinations, notwithstanding that NTI’s appointment as trustee of the Collective Trust would have been delayed until a date in 2010.

Certain Funds and Retirement Date Funds participate in the State Street Bank securities lending program. These Funds and Retirement Date Funds are subject to risks involved in securities lending. State Street Bank, in its discretion, has exercised its contractual right under the securities lending program to limit withdrawal by such Funds and Retirement Date Funds from participation in the program, except for withdrawals in the ordinary course by Participants and certain withdrawals by participating plans from collective investment funds in which they are invested and which participate in the securities lending program. Implementation of the expected changes to the Program described above could be delayed or impeded as a result of this limitation on withdrawals.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarter Ended March 31, 2009

Stable Asset Return Fund

The Stable Asset Return Fund seeks to provide current income consistent with the preservation of principal and liquidity. The Fund does not make any direct investments, but invests all of its assets indirectly through the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a collective investment fund maintained by State Street Bank and Trust Company (“State Street Bank”). SAFT in turn invests in investment contracts, so-called “Synthetic GICs” with associated underlying assets, and high-quality fixed-income instruments, including by investing a portion of its assets in the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund (“YES”) or the State Street Bank and Trust Company Short-Term Investment Fund (the “Short-Term Fund”), a collective investment fund maintained by State Street Bank. In March, SAFT sold out of YES and began investing in the Short-Term Fund. The Short-Term Fund invests in high-quality short-term instruments, including obligations of the United States government, notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers’ acceptances, supranational and sovereign debt obligations, asset-backed securities, master notes, promissory notes, funding agreements, variable and indexed interest notes and repurchase agreements.

For the quarter ended March 31, 2009, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.61%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 0.87% for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark for the quarter ended March 31, 2009. The underperformance can be attributed to the more conservative positioning in the portfolio that began in the fourth quarter of 2008 and was maintained throughout the first quarter of 2009. Specifically the Fund’s cash position increased by nearly 6% and the money market component of the benchmark lagged the GIC component by nearly 100 basis points. Additionally, the Fund’s investments are primarily focused on segments of the market, such as U.S. Treasuries, agency debentures and agency mortgage-backed securities, that are thought to have a high degree of support from the U.S. Government. Generally, these types of investments have a relatively higher credit quality but lower yield than traditional GICs. These lower-yielding investments were employed to provide a relatively higher degree of stability for the market-to-book ratio which indicates the value of the underlying investments. During the quarter ended March 31, 2009, the market-to-book ratio for the Fund improved.

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a diversified portfolio of fixed income securities.

For the quarter ended March 31, 2009, the Intermediate Bond Fund experienced a total return, net of expenses, of 0.05%. By comparison, the Barclays Capital U.S. Aggregate Bond Index (f/k/a the Lehman Brothers Aggregate Bond Index) produced an investment record of 0.12% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The Intermediate Bond Fund, which is advised with the assistance of Pacific Investment Management Company LLC, outperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended March 31, 2009 after taking into account expenses.

Interest rate strategies detracted from performance during the quarter, with the Fund maintaining an overweight to duration while U.S. Treasuries yields rose. The portfolio’s allocation to shorter maturities in the U.S. and Europe was positive for returns as their respective yield curves steepened generally over the quarter.

An overweight to high quality agency-backed mortgage pass-through securities contributed to performance as these high quality bonds outpaced U.S. Treasuries, benefiting from more purchases by the Federal Reserve of conforming agency mortgages. However, an emphasis on the bonds of financial companies was a detractor from performance during the quarter. While senior debt holdings of financial companies performed relatively well, subordinated issues fared poorly amid uncertainty about U.S. Government policy. A small allocation to real returns bonds contributed to the performance of the portfolio as investors returned to the TIPS market amid worries about longer-term inflation. Modest exposure to municipal bonds also benefited relative performance as holdings in municipal bonds rallied while investors were drawn to attractive yields as compared to yields on U.S. Treasuries. Small holdings in local currency-denominated emerging market bonds, particularly in Brazil, contributed to performance as local currency rates rallied. Finally, holdings of upper-tier non-agency mortgage securities continued to detract from performance as demand remained weak amid a dearth of liquidity.

For the quarter ended March 31, 2009, the Intermediate Bond Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Intermediate Bond Fund was negatively impacted by 0.34 percentage point as a result of such participation.

Balanced Fund

The Balanced Fund invests in publicly-traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the quarter ended March 31, 2009, the Balanced Fund experienced a total return, net of expenses, of (4.76)%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of (6.12)% for the same period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the quarter ended March 31, 2009, the equity segment of the Balanced Fund, which is advised with the assistance of Capital Guardian Trust Company, outperformed the Russell 1000 Index benchmark.

During the first quarter of 2009, the equity segment of the Balanced Fund declined, although not as much as did the Russell 1000 Index. The portfolio’s holdings in financial stocks detracted from relative performance, but fewer investments in the commercial banks and good stock selection among capital markets companies mitigated the losses and contributed to relative results. In the healthcare sector, where buyout activity was heavy, stock selection contributed to a better-than-benchmark result. Technology stocks were among the largest contributors to relative performance, particularly those in the computer and peripherals industry. Within the materials sector, securities in metals and mining companies performed poorly and detracted from results.

For the quarter ended March 31, 2009, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, outperformed the Barclays Capital U.S. Aggregate Bond Index after taking into account expenses.

Interest rate strategies detracted from performance during the quarter, with the segment maintaining an overweight to duration while U.S. Treasuries yields rose. The portfolio’s allocation to shorter maturities in the U.S. and Europe was positive for returns as their respective yield curves steepened generally over the quarter.

An overweight to high quality agency-backed mortgage pass-through securities contributed to performance as these high quality bonds outpaced U.S. Treasuries, benefiting from more purchases by the Federal Reserve of conforming agency mortgages. However, an emphasis on the bonds of financial companies was a detractor from performance during the quarter. While senior debt holdings of financial companies performed relatively well, subordinated issues fared poorly amid uncertainty about U.S. Government policy. A small allocation to real returns bonds contributed to the performance of the portfolio as investors returned to the TIPS market amid worries about longer-term inflation. Modest exposure to municipal bonds also benefited relative performance as holdings in municipal bonds rallied while investors were drawn to attractive yields as compared to yields on U.S. Treasuries. Small holdings in local currency-denominated emerging market bonds, particularly in Brazil, contributed to performance as local currency rates rallied. Finally, holdings of upper-tier non-agency mortgage securities continued to detract from performance as demand remained weak.

For the quarter ended March 31, 2009, the Balanced Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Balanced Fund was negatively impacted by 0.17 percentage point as a result of such participation.

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

For the quarter ended March 31, 2009, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of (16.41)%. By comparison, the Russell 1000 Value Index produced an investment record of (16.77)% for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the quarter ended March 31, 2009, the actively managed portion of the Large-Cap Value Equity Fund, which is advised with the assistance of AllianceBernstein L.P., outperformed the Russell 1000 Value Index. Relative performance benefited from strong stock selection in the financial and telecommunication sectors. Other major contributors spanned across sectors. By contrast, stock selection in the energy sector detracted from relative returns as the portfolio shifted away from integrated companies to companies that are thought to have more sensitivity to fluctuations in oil prices. Holdings in media companies also hurt performance as a result of relatively weak spending in global advertising.

The performance of the indexed portion of the Large-Cap Value Equity Fund for the quarter ended March 31, 2009 was consistent with the Russell 1000 Value Index after taking into account expenses and the effect of participation in securities lending.

For the quarter ended March 31, 2009, the Large-Cap Value Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Large-Cap Value Equity Fund was positively impacted by 0.12 percentage point as a result of such participation.

Large-Cap Growth Equity Fund

The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion at the time of purchase that are believed to have strong earnings growth potential. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Large-Cap Growth Equity Fund (approximately one-third) is invested to replicate the Russell 1000 Growth Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed in two portions of approximately one-third each of the assets of the Fund subject to differences in relative performance. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

For the quarter ended March 31, 2009, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of (2.70)%. By comparison, the Russell 1000 Growth Index produced an investment record of (4.12)% for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the quarter ended March 31, 2009. Selection among consumer discretionary stocks, particularly in hotels, leisure and media companies, detracted from performance. The portfolio’s underweight position in Internet retail companies also hampered relative returns. Stock selection in materials and industrial companies also detracted from relative returns. An underweight position in consumer staples securities, particularly in household products, contributed positively to relative results. Meanwhile, holdings in technology stocks were among the largest contributors to relative performance and added to relative returns.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price Associates, Inc. outperformed the Russell 1000 Growth Index for the quarter ended March 31, 2009. Stock selection in consumer discretionary companies was the top contributor to relative performance. Returns in this sector were driven largely by the performance of holdings in Amazon.com. An underweight position in industrials and business services sectors proved beneficial to relative performance. Stock selection in machinery companies also boosted relative performance, with Danaher being a top contributor. Additionally, the portfolio’s overweight position in telecommunication services contributed positively to relative returns. By contrast, holdings in the utilities sector detracted from relative performance, with NRG Energy being a notable detractor.

The performance of the indexed portion of the Fund for the quarter ended March 31, 2009 was consistent with the Russell 1000 Growth Index after taking into account expenses and the effect of participation in securities lending.

For the quarter ended March 31, 2009, the Large-Cap Growth Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Large-Cap Growth Equity Fund was negatively impacted by 0.03 percentage point as a result of such participation.

Mid-Cap Value Equity Fund

The Mid-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in equity securities of companies with market capitalizations of between $1 billion and $12 billion at the time of purchase. The Fund seeks to achieve growth of capital through investing primarily in common stocks of medium-sized companies believed to be attractively priced relative to their future earnings power. The Fund seeks to emphasize sectors and securities which are believed to be undervalued.

For the quarter ended March 31, 2009, the Mid-Cap Value Equity Fund, which is advised with the assistance of Wellington Asset Management Company, LLP, experienced a total return, net of expenses, of (9.89)%. By comparison, the Russell Mid-Cap Value Index produced an investment record of (14.67)% for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Value Equity Fund outperformed the Russell Mid-Cap Value Index for the quarter ended March 31, 2009. Stock selection in the financial sector was a major contributor to performance. Holdings in PHH Corporation and Everest Re benefited relative returns. PHH, which provides mortgage and fleet financing in the U.S., beat analysts’ earnings expectations for the fourth quarter. Everest Re, an insurance and reinsurance underwriter, also reported earnings that surpassed analysts’ estimates. The portfolio’s holdings in the consumer staples sector also contributed to relative performance. Shares of Marine Harvest, a salmon farming company based in Norway, rose as fish prices increased due to changes in global supply and demand. By contrast, holdings in the industrials sector detracted from relative performance. Delta Airlines was among the weakest performers in this sector as its shares declined as a result of declining revenue and demand during the quarter. Positive stock selection in the healthcare sector was offset by an overweight position in the sector. Holdings in Impax Labs, a company engaged in the development and commercialization of bioequivalent and brand-name pharmaceuticals, hurt relative returns. A patent infringement lawsuit in connection with Impax’s Doryx® tablets was filed against Impax during the quarter.

For the quarter ended March 31, 2009, the Mid-Cap Value Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Mid-Cap Value Equity Fund was positively impacted by 0.79 percentage point as a result of such participation.

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

For the quarter ended March 31, 2009, the Mid-Cap Growth Equity Fund, which is advised with the assistance of Turner Investment Partners, Inc., experienced a total return, net of expenses, of (4.32)%. By comparison, the Russell MidCap Growth Index produced an investment record of (3.36)% for the same period. The Russell MidCap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Growth Equity Fund underperformed the Russell MidCap Growth Index for the quarter ended March 31, 2009. During the first two months of the quarter, the Russell MidCap Growth Index produced a return of (11.8)%, while the index rebounded by approximately 9.5% in March 2009.

Within the materials and processing sector, the portfolio’s steel holdings detracted the most from results. With the economy slowing, the steel industry saw declining demand for steel particularly within the automobile and construction industries. Lower demand for steel led to lower prices and cutbacks in production. In particular, holdings in Cliffs Natural Resources Inc. and Steel Dynamics Inc detracted from relative returns. Cliffs Natural, an iron ore pellet producer, was forced to pull back from a planned acquisition for coal miner Alpha Natural Resources and lost approximately $70 million relating to the failed merger. Steel Dynamics reported weaker-than-expected results in its steel and metals recycling operations and lowered its first quarter outlook based largely on the slowing economy. An underweight position in certain performers such as Rhom & Hass also detracted from relative returns.

In the consumer discretionary sector, the portfolio’s relative performance was negatively affected by holdings in gaming related stocks. Casino operator Wynn Resorts Ltd. traded substantially lower from the impact of the recession and reduced gaming activity. Also hurting from the lack of gaming activity is slot machine maker WMS Industries Inc. The portfolio’s holdings in Deckers Outdoor Corp. also detracted from relative returns after the UGG footwear maker forecast their 2009 profit to be lower than expectations.

In the financial services sector, performance continued to be affected by the stagnant credit markets and the reluctance of banks to lend. As a result, the portfolio’s holdings in savings banks and investment managers detracted from relative returns. Hudson City Bancorp Inc., one of the largest U.S. savings banks, was relatively unscathed through the mortgage write-down debacle as the bank avoided the business of offering sub-prime and more complex loans that landed other lenders in trouble. However, the portfolio sold holdings in Hudson City during the first quarter of 2009 as a result of concerns that the increasing delinquencies on the company’s mortgage books could lead to higher credit costs for the company. Holdings in T. Rowe Price Group also hurt relative results as the money manager reported an 87% drop in quarterly profits impacted mainly by investment write-downs and asset depreciation.

Although the producer durables sector posted the worst results within the index during the quarter on an absolute basis, the portfolio generated its best relative performance in this sector. The relative outperformance was aided in large part by an overweight position in semiconductor companies and an underweight position in industrial conglomerate companies. Two companies that contributed to relative performance were Varian Semiconductor Equipment Associates Inc. and Lam Research Corp.

The portfolio’s holdings in the consumer staples sector contributed to relative results primarily due to investment in the premium grocery chain Whole Foods Market Inc. In light of current economic conditions, the provider of gourmet and organic products traded higher as a result of cost cutting initiatives such as reducing the number of new stores set to open, cutting back on its capital expenditure budget, and suspending its cash dividend.

With the backdrop of a new budget proposal by President Obama that could change the landscape of the health care system of the U.S., the portfolio’s health care holdings held up reasonably well. Positive stock selection in biotechnology companies such as Illumina Inc. and Myriad Genetics Inc. contributed to relative returns. Illumina, a maker of tools for genetic analysis, reported a better-than-expected quarter helped by increased revenue despite declining sales among its competitors. The company is a market leader in the high-multiplex genotyping market and next-generation sequencing market. Biotech company Myriad Genetics also posted a strong quarter and beat expectations on increased revenue in its molecular diagnostics business. The company lowered its R&D expenses by discontinuing an Alzheimer’s disease program and increased its marketing efforts, specifically targeting women’s health and a direct-to-consumer marketing campaign. During the first quarter of 2009, the portfolio focused on biotech companies and reduced exposure to service companies.

For the quarter ended March 31, 2009, the Mid-Cap Growth Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Mid-Cap Growth Equity Fund was positively impacted by 0.05 percentage point as a result of such participation.

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

For the quarter ended March 31, 2009, the Small-Cap Equity Fund experienced a total return, net of expenses, of (13.30)%. By comparison, the Russell 2000 Index produced an investment record of (14.95)% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Management Company, LLP outperformed the Russell 2000 Index for the quarter ended March 31, 2009. The portfolio’s outperformance as compared to the benchmark resulted from strong stock selection in seven of ten broad market sectors. Information technology and financials were among the largest contributors to relative performance. In the information technology sector, holdings in Red Hat and Varian Semiconductors led relative returns. Red Hat, an enterprise software and services company, released solid quarterly results as the firm’s value-oriented products fared well in the current economic environment. Shares of Varian, a designer, manufacturer, and servicer of semiconductor processing equipment, rose during the quarter as the company posted earnings that exceeded analysts’ estimates. Relative returns in the financial sector were led by ThinkorSwim, a company that provides online brokerage, investor education, and financial services for traders and investors. Shares of ThinkorSwim rose as TD Ameritrade agreed to purchase the company within the next few months.

By comparison, stock selection in the consumer discretionary sector detracted from relative performance during the quarter. In particular, the portfolio’s exposure to OfficeMax and Orbitz Worldwide hurt relative results. Shares of OfficeMax, a retail office products distributor, declined as the company reported a net loss for the quarter. Shares of Orbitz, an online travel company, declined as competition in the online travel booking industry increased.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the quarter ended March 31, 2009. Stock selection in the energy and materials sector contributed positively to relative performance. In the materials sector, strong performance of Scott’s Miracle Grow, a manufacturer of lawn and garden care products, contributed to relative performance. During the first quarter of 2009, the company saw an increase in sales despite the general slowdown in consumer spending. Reduced input costs also enhanced profit margins during the quarter. Stock selection in several oil refiners, which benefited from lower energy prices, contributed to relative performance in the energy sector. By contrast, stock selection in healthcare and information technology sectors detracted from relative returns. The portfolio’s relative underperformance in technology stocks was driven primarily by an underweight position in semiconductor stocks which was the best performing industry in the benchmark for the quarter. In addition, both software and hardware stocks performed generally in line with the benchmark for the quarter. The portfolio’s relative underperformance in the healthcare sector was primarily the result of two biotech companies that reported weak earnings during the quarter.

The performance of the indexed portion of the Small-Cap Equity Fund for the quarter ended March 31, 2009 was consistent with the Russell 2000 Index after taking into account expenses and the effect of participation in securities lending.

For the quarter ended March 31, 2009, the Small-Cap Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Small-Cap Equity Fund was positively impacted by 1.80 percentage point as a result of such participation.

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

For the quarter ended March 31, 2009, the International Equity Fund experienced a total return, net of expenses, of (11.28)%, with certain securities held by the Fund as of that date having been priced based on their fair value. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index (the “MSCI ACWI ex-US Index”) produced an investment record of (10.71)% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portion of the International Equity Fund advised with the assistance of JPMorgan Asset Management (UK) Limited outperformed the MSCI ACWI ex-US Index for the quarter ended March 31, 2009.

The first quarter of 2009 was another volatile period for stocks. The year got off to a rocky start as the global recession deepened, undermining the outlook for corporate profits and re-kindling concerns about the financial system. Encouraging trading statements from several major banks combined with the unveiling of TALF (the Obama administration’s long-awaited plan to deal with banks’ toxic assets) triggered a late-quarter rally that enabled markets to stage a partial comeback in March. Ultimately however, it wasn’t enough to make up for earlier losses and the MSCI ACWI ex-US index posted a third straight quarter of double-digit declines.

Losses were again widespread across all sectors and almost all major regions. Stocks in the financials sector continued to struggle but, interestingly, consumer discretionary, technology and materials stocks outperformed defensive sectors like healthcare, utilities and consumer staples.

The energy, consumer discretionary, telecommunication and healthcare sectors were the main contributors to relative performance during the quarter. In contrast, utilities and industrials were among the detracting sectors.

In particular, Petrobras, a Brazilian oil and gas company, BG Group, a United Kingdom oil and gas company, and Burberry were among the largest contributors to relative performance. Both Petrobras and BG Group posted double-digit gains as oil prices showed signs of stabilizing. The two companies are working closely together on a number of projects off the shore of Brazil. Burberry also had a strong quarter. Strong promotional activity, a weak pound sterling and expansion into emerging markets have kept revenues growing for the retailer despite a difficult economic environment.

In contrast, companies in the financials sector were among the portfolio’s worst performers, reflecting the overall weakness of that sector. Axa, a French insurance group, and ING, a Dutch insurance and banking group, both suffered large losses. Turmoil in the financial markets has eaten away at the value of the companies’ investments, raising concerns that they may need additional capital. HSBC, a global bank based in the United Kingdom, also saw declines in its shares. Going against earlier statements, the company cut its dividend and raised additional capital as on going problems at its North American consumer finance unit resulted in large losses.

The portion of the International Equity Fund advised with the assistance of Philadelphia International Advisors, LP outperformed the MSCI ACWI ex-US Index for the quarter ended March 31, 2009. The portfolio’s positions in the consumer discretionary, consumer staples, utilities and energy sectors contributed to relative performance, while holdings in the financials and industrial sectors were among the detractors.

For the quarter ended March 31, 2009, the International Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the International Equity Fund was positively impacted by 0.38 percentage point as a result of such participation.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are representative of the domestic investment grade bond market as included in such index.

From its inception on February 2, 2009 to March 31, 2009, the Bond Index Fund experienced a total return, net of expenses, of 0.91%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of (.21)% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Bond Index Fund for the period from inception to March 31, 2009 exceeded that of the Barclays Capital U.S. Aggregate Bond Index due primarily to several significant purchases of Fund Units having been made on certain days on which the Barclays Capital U.S. Aggregate Bond Index experienced declines, with the result that the Fund’s performance on such days exceeded that of the index due to the time delay involved in the investment of the proceeds of such Units in the index. Otherwise, the performance of the Fund was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking into account expenses.

Large-Cap Index Equity Fund

The Large-Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total return of the S&P 500 Index by investing generally in securities included in such Index. The S&P 500 Index represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500 Index.

From its inception on February 9, 2009 to March 31, 2009, the Large-Cap Index Equity Fund experienced a total return, net of expenses, of (7.42)%. By comparison, the S&P 500 Index produced an investment record of (8.14)% for the same period. The S&P 500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Large-Cap Index Equity Fund for the period from inception to March 31, 2009 exceeded that of the S&P 500 Index due primarily to several significant purchases of Fund Units having been made on certain days on which the S&P 500 Index experienced significant declines, with the result that the Fund’s performance on such days exceeded that of the index due to the time delay involved in the investment of the proceeds of such Units in the index. Otherwise, the performance of the Fund was consistent with the S&P 500 Index after taking into account expenses.

Index Equity Fund

The Index Equity Fund seeks to replicate the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the quarter ended March 31, 2009, the Index Equity Fund experienced a total return, net of expenses, of (11.15)%. By comparison, the Russell 3000 Index produced an investment record of (10.80)% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Index Equity Fund for the quarter ended March 31, 2009 was consistent with the Russell 3000 Index after taking into account expenses and the effect of participation in securities lending.

For the quarter ended March 31, 2009, the Index Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Index Equity Fund was negatively impacted by 0.13 percentage point as a result of such participation.

Mid-Cap Index Equity Fund

The investment objective of the Mid-Cap Index Equity Fund is to replicate, after taking into account Fund expenses, the total return of the S&P MidCap 400 Index by investing generally in securities included in such index. The S&P MidCap 400 Index includes 400 companies and represents approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400 Index.

From its inception on February 2, 2009 to March 31, 2009, the Mid-Cap Index Equity Fund experienced a total return, net of expenses, of 1.46%. By comparison, the S&P MidCap 400 Index produced an investment record of (2.25)% for the same period. The S&P MidCap 400 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the period from inception to March 31, 2009 exceeded that of the S&P MidCap 400 Index due primarily to several significant purchases of Fund Units having been made on certain days on which the S&P MidCap 400 Index experienced significant declines, with the result that the Fund’s performance on such days exceeded that of the index due to the time delay involved in the investment of the proceeds of such Units in the index. Otherwise, the performance of the Fund was consistent with the S&P MidCap 400 Index after taking into account expenses.

Small-Cap Index Equity Fund

The investment objective of the Small-Cap Index Equity Fund is to replicate, after taking into account Fund expenses, the total return of the Russell 2000 Index by investing generally in securities included in such Index. The Russell 2000 Index is comprised of the approximately 2,000 companies in the Russell 3000 index with the smallest market capitalization and represents approximately 10% of the Russell 3000 Index total market capitalization.

From its inception on February 2, 2009 to March 31, 2009, the Small-Cap Index Equity Fund experienced a total return, net of expenses, of (1.64)%. By comparison, the Russell 2000 Index produced an investment record of (5.97)% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Small-Cap Index Equity Fund for the period from inception to March 31, 2009 exceeded that of the Russell 2000 Index due primarily to several significant purchases of Fund Units having been made on certain days on which the Russell 2000 Index experienced significant declines, with the result that the Fund’s performance on such days exceeded that of the index due to the time delay involved in the investment of the proceeds of such Units in the index. Otherwise, the performance of the Fund was consistent with the Russell 2000 Index after taking into account expenses.

International Index Equity Fund

The investment objective of the International Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the MSCI ACWI ex-US Index by investing generally in securities included in such Index. The MSCI ACWI ex-US Index consists of approximately 2,000 securities in 47 markets, with securities of emerging markets representing approximately 18% of the MSCI ACWI ex-US Index.

From its inception on March 2, 2009 to March 31, 2009, the International Index Equity Fund experienced a total return, net of expenses, of 12.20%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 13.38% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the International Index Equity Fund for the period from inception to March 31, 2009 lagged that of the MSCI ACWI ex-US Index due primarily to several significant purchases of Fund Units having been made on certain days on which the MSCI ACWI ex-US Index experienced significant increases, with the result that the Fund’s performance on such days lagged that of the index due to the time delay involved in the investment of the proceeds of such Units in the index. Otherwise, the performance of the Fund was consistent with the MSCI ACWI ex-US Index after taking into account expenses.

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

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended March 31, 2009, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, S&P 500® Flagship Securities Lending Fund, Daily MSCI ACWI Ex-US Index Securities Lending Fund, S&P Mid-Cap® Index Securities Lending Fund, Russell 2000® Index Securities Lending Fund, Long U.S. Government Index Securities Lending Fund, Passive Bond Market Index Securities Lending Fund, U.S. Treasury Inflation Protected Securities Fund and Principal Accumulation Return Fund.

For the quarter ended March 31, 2009, the Retirement Date Funds experienced a total return, net of expenses, of (2.52)% for the Lifetime Income Retirement Date Fund, (5.46)% for the 2010 Retirement Date Fund, (8.23)% for the 2020 Retirement Date Fund,
(9.85)% for the 2030 Retirement Date Fund and (10.28)% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the quarter ended March 31, 2009 was consistent with the relevant composite benchmark after taking into account expenses and the effect of participation in securities lending.

For the quarter ended March 31, 2009, the Retirement Date Funds participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Retirement Date Funds was positively impacted by 0.12 percentage point for the Lifetime Income Retirement Date Fund, 0.78 percentage point for the 2010 Retirement Date Fund, 0.70 percentage point for the 2020 Retirement Date Fund, 0.56 percentage points for the 2030 Retirement Date Fund and 0.41 percentage points for the 2040 Retirement Date Fund as a result of such participation.

Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending

The per Unit net asset values of the Funds and Retirement Date Funds reflected in the financial statements are based on United States generally accepted accounting principles (“GAAP”) and differ from the per Unit net asset values calculated for purposes of transactions experienced by Participants in their accounts. The difference is driven by the valuation of securities lending cash collateral funds referred to below as “cash collateral funds”.

The Funds and Retirement Date Funds referred to above, either directly or indirectly through their investment in other funds and accounts managed by State Street Bank or its affiliates, participate in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” The Funds and Retirement Date Funds participating in this program typically receive cash collateral at the time of lending with a value in excess of that of the loaned securities, and collateral is increased or decreased, respectively, as the value of the loaned securities increases or decreases. The cash collateral is invested for the account and risk of the participating funds in the cash collateral funds, which are managed by State Street Bank or its affiliates. For purposes of normal daily transaction activity, these cash collateral funds, as permitted under their governing agreements, value their investments on the basis of amortized cost, rather than current market values, to the extent that an investment is not in default or considered to be impaired. State Street Bank has informed the Collective Trust that none of the securities in the cash collateral funds was in default or considered to be impaired at March 31, 2009 and therefore purchases and redemptions of units in the cash collateral funds continue to be transacted at a value equivalent to 100% of principal invested, even though, on a market basis at March 31, 2009, the cash collateral funds had net asset values ranging from $.935 to $.954 per unit. These net asset values compare to values ranging from $.908 to $.935 per unit at December 31, 2008.

For financial reporting purposes under GAAP, each of these Funds and Retirement Date Funds has valued their direct and indirect investments in the cash collateral funds at their market values, and has recognized either unrealized gains or unrealized losses in the financial statements for the quarter ended March 31, 2009. Gains positively impacted, and losses negatively impacted, reported performance of each relevant Fund or Retirement Date Fund to the extent stated in their respective discussions under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarter Ended March 31, 2009. The unrealized gains were the result of partial reversals of unrealized losses recognized as of December 31, 2008. These unrealized losses, net of any unrealized gains reflected during the quarter ended March 31, 2009, could reverse, in whole or in part, over time to the extent that principal is eventually recovered on maturities or higher prices are realized upon sale of the underlying securities, although, as with any investment, such events are not assured of occurring, and future losses could be experienced for financial reporting purposes if the net asset values per unit of the cash collateral funds on a market basis decrease from their March 31, 2009 levels. However, these Funds and Retirement Date Funds have continued to value their investments in the cash collateral funds for purposes of Participant transactions at amortized-cost based value used by the cash collateral funds for daily transactions. Accordingly, actual returns experienced by Participants in the Funds and Retirement Date Funds based on net asset values for transaction purposes do not reflect any unrealized gains or losses.

For information on the effect of the unrealized gains described above on the performance for financial reporting purposes of a particular Fund or Retirement Date Fund, see the discussion related to performance of such Fund or Retirement Date Fund above for the quarter ended March 31, 2009.

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

The portfolio’s materials and processing holdings provided the greatest amount of excess return versus the benchmark. Holdings within the sector are generally not as economically sensitive as others and usually perform relatively well in declining markets, and this theme was evident in the portfolio during the quarter. Within the sector, commodity-related holdings contributed nicely to results as higher commodity prices allowed companies to increase pricing for their services and products. One holding that did not benefit much from higher commodity prices but nonetheless was the top relative contributor to the sector’s performance was Owens-Illinois Inc. This maker of glass containers and specialty packaging materials posted double-digit gains after the company reported higher sales as a result of increased pricing and favorable currency gains from the weak U.S. dollar. Additionally, new management for the company improved cost efficiencies while paying down debt and settlement claims, freeing up much needed cash flow for the next few years. Two additional holdings in the sector that benefited from higher commodity prices were Steel Dynamics Inc. and Agnico-Eagle Mines Ltd. The U.S. steel manufacturer Steel Dynamics is benefiting from strong demand for flat-rolled steel due to low levels of steel inventory along with lower steel import levels which has led to higher pricing for manufactured steel. Gold producer Agnico- Eagle Mines also posted favorable results, benefiting from historically high prices for gold coupled with expectations to increase production to five times current output levels by the year 2012.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of March 31, 2009.

Internal Control Over Financial Reporting: No change in the Collective Trust’s internal control over financial reporting occurred during the Collective Trust’s last fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2009, the Collective Trust issued an aggregate of approximately $153 million in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

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

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

May 15, 2009	By:	/s/ Monet T. Ewing
	Name:	Monet T. Ewing
	Title:	Chief Executive Officer

May 15, 2009	By:	/s/ Robert E. Fullam
	Name:	Robert E. Fullam
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1*	Certification of Monet T. Ewing pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert E. Fullam pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Monet T. Ewing pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robert E. Fullam pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.