Form 10-Q
period 2009-06-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2009-08-14
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2009
Assets
American Bar Association Members/State Street Collective Trust investment fund, at value:
Stable Asset Fund Trust (cost $1,007,779,191 and units of 1,007,779,191)	$1,013,049,392
Receivable for fund units sold	2,250,690
Interest receivable	2,257,765

Total assets	1,017,557,847

Liabilities
Payable for fund units redeemed	781,273
ING—program fee payable	435,962
Trustee, management and administration fees payable	88,647
ABA Retirement Funds—program fee payable	49,759
Payable for legal and audit services	119,210
Payable for compliance consultant fees	100,144
Payable for reports to unitholders	102,609
Other accruals	52,775

Total liabilities	1,730,379

Net Assets at fair value	1,015,827,468

Adjustment from fair value to contract value for fully benefit responsive contracts	(5,270,201)

Net Assets (equivalent to $34.93 per unit based on 28,928,227 units outstanding)	$1,010,557,267

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income	$7,219,980	$15,098,766

Expenses
State Street Bank and Trust Company—program fee	304,473	1,256,879
ING—program fee	870,435	870,435
Trustee, management and administration fees	274,673	558,018
ABA Retirement Funds—program fee	130,844	254,738
Legal and audit fees	80,376	239,536
Compliance consultant fees	34,802	178,709
Reports to unitholders	153,298	274,525
Registration fees	4,924	25,283
Other fees	31,525	92,538

Total expenses	1,885,350	3,750,661

Net increase (decrease) in net assets resulting from operations	$5,334,630	$11,348,105

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$5,334,630	$11,348,105

Net increase (decrease) in net assets resulting from operations	5,334,630	11,348,105

From unitholder transactions
Proceeds from units issued	58,822,565	157,842,647
Cost of units redeemed	(65,783,351)	(125,725,087)

Net increase (decrease) in net assets from unitholder transactions	(6,960,786)	32,117,560

Net increase (decrease) in net assets	(1,626,156)	43,465,665

Net Assets
Beginning of period	1,012,183,423	967,091,602

End of period	$1,010,557,267	$1,010,557,267

Number of units
Outstanding-beginning of period	29,128,232	28,000,795
Issued	1,688,234	4,545,843
Redeemed	(1,888,239)	(3,618,411)

Outstanding-end of period	28,928,227	28,928,227

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$0.24	$0.52
Expenses(†)††	(0.06)	(0.13)

Net investment income (loss)	0.18	0.39

Net increase (decrease) in unit value	0.18	0.39
Net asset value at beginning of period	34.75	34.54

Net asset value at end of period	$34.93	$34.93

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.75%	0.76%
Ratio of net investment income (loss) to average net assets*	2.12%	2.29%
Total return**	0.52%	1.13%
Net assets at end of period (in thousands)	$1,010,557	$1,010,557

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2009
Assets
Investments, at value (cost $338,508,591)	$328,268,018	(a)
Investments in affiliated issuers, at value (cost $24,208,602)	23,111,590
Foreign currency, at value (cost $1,261,273)	1,272,957
Cash	30,822
Deposit with broker for open swap contracts	1,440,000
Deposit with broker for investments purchased or sold on a delayed delivery basis	300,000
Receivable for investments sold on delayed delivery basis	267,363,594
Receivable for investments sold	1,185,683
Receivable for fund units sold	205,138
Interest receivable	3,172,395
Gross unrealized appreciation of forward currency exchange contracts	47,075
Tax reclaims receivable	13,335
Interest receivable for closed swap contracts	187,534
Swap contracts, at value (cost $34,963)	215,808

Total assets	626,813,949

Liabilities
Payable for cash collateral received on securities loaned	22,512,045
Payable for investments purchased on a delayed delivery basis	209,212,477
Payable for investments purchased	2,960,573
Net payable for closed swap contracts	1,059,233
Payable for fund units redeemed	1,006,447
Swap contracts, at value (proceeds $182,465)	494,147
Due to broker for open futures contracts	1,011,000
Due to broker for open swap contracts	270,000
Due to broker for investments purchased or sold on a delayed delivery basis	390,000
Payable for futures variation margin	90,964
Options written, at value (premium received $13,553)	10,482
Gross unrealized depreciation of forward currency exchange contracts	20,718
Investment advisory fee payable	87,869
ING—program fee payable	169,114
Trustee, management and administration fees payable	34,420
ABA Retirement Funds—program fee payable	19,303
Other liabilities	46,354
Other accruals	151,083

Total liabilities	239,546,229

Net Assets (equivalent to $22.92 per unit based on 16,893,803 units outstanding)	$387,267,720

(a)	Includes securities on loan with a value of $22,058,538 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income
Dividends (net of foreign tax expense of $518 and $518)	$31,845	$106,704
Dividends—affiliated issuers	8,467	27,227
Interest—unaffiliated issuers	5,076,700	10,152,461
Securities lending net income	22,732	50,960

Total investment income	5,139,744	10,337,352

Expenses
Investment advisory fee	266,500	530,471
State Street Bank and Trust Company—program fee	116,505	494,388
ING—program fee	337,708	337,708
Trustee, management and administration fees	106,097	218,260
ABA Retirement Funds—program fee	50,548	99,583
Legal and audit fees	31,046	94,441
Compliance consultant fees	13,442	70,761
Reports to unitholders	59,212	107,498
Registration fees	1,902	10,011
Other fees	12,176	36,477

Total expenses	995,136	1,999,598

Net investment income (loss)	4,144,608	8,337,754

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(5,996,300)	(5,609,749)
Foreign currency transactions	(513,910)	(709,900)
Futures contracts	2,573,604	4,966,668
Swap contracts	(11,238,136)	(8,555,904)

Net realized gain (loss)	(15,174,742)	(9,908,885)

Change in net unrealized appreciation (depreciation) on:
Investments	14,217,759	1,629,877
Foreign currency transactions	284,059	539,392
Futures contracts	(2,836,309)	(5,428,745)
Swap contracts	15,428,862	21,007,021
Written options	3,071	3,071

Change in net unrealized appreciation (depreciation)	27,097,442	17,750,616

Net realized and unrealized gain (loss)	11,922,700	7,841,731

Net increase (decrease) in net assets resulting from operations	$16,067,308	$16,179,485

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$4,144,608	$8,337,754
Net realized gain (loss) from investments and foreign currency transactions	(15,174,742)	(9,908,885)
Change in net unrealized appreciation (depreciation)	27,097,442	17,750,616

Net increase (decrease) in net assets resulting from operations	16,067,308	16,179,485

From unitholder transactions
Proceeds from units issued	11,072,478	28,083,271
Cost of units redeemed	(25,939,694)	(55,718,714)

Net increase (decrease) in net assets from unitholder transactions	(14,867,216)	(27,635,443)

Net increase (decrease) in net assets	1,200,092	(11,455,958)

Net Assets
Beginning of period	386,067,628	398,723,678

End of period	$387,267,720	$387,267,720

Number of units
Outstanding-beginning of period	17,551,820	18,136,087
Issued	491,933	1,272,585
Redeemed	(1,149,950)	(2,514,869)

Outstanding-end of period	16,893,803	16,893,803

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Intermediate Bond Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$0.30	$0.59
Expenses(†)††	(0.05)	(0.11)

Net investment income (loss)	0.25	0.48
Net realized and unrealized gain (loss)	0.67	0.45

Net increase (decrease) in unit value	0.92	0.93
Net asset value at beginning of period	22.00	21.99

Net asset value at end of period	$22.92	$22.92

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.02%	1.03%
Ratio of net investment income (loss) to average net assets*	4.26%	4.31%
Portfolio turnover**	370%	780%
Total return**	4.18%	4.23%
Net assets at end of period (in thousands)	$387,268	$387,268

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2009
Assets
Investments, at value (cost $170,019,510)	$158,882,513	(a)
Investments in affiliated issuers, at value (cost $25,582,215)	24,522,982
American Bar Association Members/State Street Collective Trust investment fund, at value:
Intermediate Bond Fund (cost $96,557,340 and units of 5,174,146)	118,607,336	(b)
Cash	3,862
Receivable for investments sold	526,019
Receivable for fund units sold	213,650
Interest and dividends receivable	258,569
Tax reclaims receivable	19,443

Total assets	303,034,374

Liabilities
Payable for cash collateral received on securities loaned	21,736,771	(c)
Payable for fund units redeemed	598,572
Investment advisory fee payable	188,132
ING—program fee payable	70,952
Trustee, management and administration fees payable	14,437
ABA Retirement Funds—program fee payable	8,076
Other accruals	58,420

Total liabilities	22,675,360

Net Assets (equivalent to $71.49 per unit based on 3,921,880 units outstanding)	$280,359,014

(a)	Includes securities on loan with a value of $21,236,231 (see Note 6).
(b)	Indicates an affiliated issuer.
(c)	Excludes non-cash collateral of $5,690 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income
Dividends (net of foreign tax expense of $607 and $1,173)	$791,969	$1,990,253
Dividends—affiliated issuers	7,547	29,547
Securities lending net income	27,493	62,738

Total investment income	827,009	2,082,538

Expenses
Investment advisory fee	100,004	188,112
State Street Bank and Trust Company—program fee	43,438	175,291
ING—program fee	138,782	138,782
Trustee, management and administration fees	42,253	81,357
ABA Retirement Funds—program fee	20,198	37,281
Legal and audit fees	12,359	34,488
Compliance consultant fees	5,352	25,361
Reports to unitholders	23,573	40,428
Registration fees	757	3,588
Other fees	4,847	13,330

Total expenses	391,563	738,018

Net investment income (loss)	435,446	1,344,520

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(9,112,514)	(22,173,584)
Intermediate Bond Fund	1,788,996	3,297,679

Net realized gain (loss)	(7,323,518)	(18,875,905)

Change in net unrealized appreciation (depreciation)	33,364,216	30,546,485

Net realized and unrealized gain (loss)	26,040,698	11,670,580

Net increase (decrease) in net assets resulting from operations	$26,476,144	$13,015,100

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$435,446	$1,344,520
Net realized gain (loss)	(7,323,518)	(18,875,905)
Change in net unrealized appreciation (depreciation)	33,364,216	30,546,485

Net increase (decrease) in net assets resulting from operations	26,476,144	13,015,100

From unitholder transactions
Proceeds from units issued	10,128,247	20,896,855
Cost of units redeemed	(14,877,159)	(31,505,851)

Net increase (decrease) in net assets from unitholder transactions	(4,748,912)	(10,608,996)

Net increase (decrease) in net assets	21,727,232	2,406,104

Net Assets
Beginning of period	258,631,782	277,952,910

End of period	$280,359,014	$280,359,014

Number of units
Outstanding-beginning of period	3,988,246	4,081,965
Issued	146,140	311,995
Redeemed	(212,506)	(472,080)

Outstanding-end of period	3,921,880	3,921,880

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$0.21	$0.52
Expenses(†)††	(0.09)	(0.18)

Net investment income (loss)	0.12	0.34
Net realized and unrealized gain (loss)	6.52	3.06

Net increase (decrease) in unit value	6.64	3.40
Net asset value at beginning of period	64.85	68.09

Net asset value at end of period	$71.49	$71.49

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.57%	0.55%
Ratio of net investment income (loss) to average net assets*(a)	0.63%	1.00%
Portfolio turnover**†††	11%	19%
Total return**	10.24%	4.99%
Net assets at end of period (in thousands)	$280,359	$280,359

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds or the Intermediate Bond Fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in the Intermediate Bond Fund, portfolio turnover reflects purchases and sales of the Intermediate Bond Fund in which the Fund invests a portion of its assets, rather than portfolio turnover of the underlying portfolio of the Intermediate Bond Fund.
(a)	Does not reflect net investment income from the portion of the Fund invested in the Intermediate Bond Fund which retains all net investment income and makes no distributions.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2009
Assets
Investments, at value (cost $163,122,821)	$140,007,630	(a)
Investments in affiliated issuers, at value (cost $80,524,369)	69,235,145
Cash	3,763
Receivable for fund units sold	165,661
Interest and dividends receivable	267,448
Tax reclaims receivable	26,378

Total assets	209,706,025

Liabilities
Payable for cash collateral received on securities loaned	14,817,895
Payable for fund units redeemed	830,003
Investment advisory fee payable	39,595
ING—program fee payable	86,889
Trustee, management and administration fees payable	17,715
ABA Retirement Funds—program fee payable	9,868
Other accruals	75,238

Total liabilities	15,877,203

Net Assets (equivalent to $25.04 per unit based on 7,739,834 units outstanding)	$193,828,822

(a)	Includes securities on loan with a value of $14,435,867 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income
Dividends	$1,177,706	$2,371,623
Dividends—affiliated issuers	4,114	18,442
Securities lending net income	35,523	71,418

Total investment income	1,217,343	2,461,483

Expenses
Investment advisory fee	120,244	229,919
State Street Bank and Trust Company—program fee	54,875	228,430
ING—program fee	171,548	171,548
Trustee, management and administration fees	52,609	103,998
ABA Retirement Funds—program fee	25,096	47,528
Legal and audit fees	15,390	44,592
Compliance consultant fees	6,664	33,068
Reports to unitholders	29,352	51,594
Registration fees	943	4,678
Other fees	6,036	17,231

Total expenses	482,757	932,586

Net investment income (loss)	734,586	1,528,897

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(5,019,046)	(47,946,895)
Investments—affiliated issuers	224,477	8,092

Net realized gain (loss)	(4,794,569)	(47,938,803)

Change in net unrealized appreciation (depreciation) on:
Investments	31,731,412	39,565,584
Foreign currency transactions	(47)	(47)

Change in net unrealized appreciation (depreciation)	31,731,365	39,565,537

Net realized and unrealized gain (loss)	26,936,796	(8,373,266)

Net increase (decrease) in net assets resulting from operations	$27,671,382	$(6,844,369)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$734,586	$1,528,897
Net realized gain (loss)	(4,794,569)	(47,938,803)
Change in net unrealized appreciation (depreciation)	31,731,365	39,565,537

Net increase (decrease) in net assets resulting from operations	27,671,382	(6,844,369)

From unitholder transactions
Proceeds from units issued	10,780,834	23,196,638
Cost of units redeemed	(14,846,801)	(29,359,778)

Net increase (decrease) in net assets from unitholder transactions	(4,065,967)	(6,163,140)

Net increase (decrease) in net assets	23,605,415	(13,007,509)

Net Assets
Beginning of period	170,223,407	206,836,331

End of period	$193,828,822	$193,828,822

Number of units
Outstanding-beginning of period	7,899,763	8,022,135
Issued	443,066	1,002,220
Redeemed	(602,995)	(1,284,521)

Outstanding-end of period	7,739,834	7,739,834

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$0.15	$0.31
Expenses(†)††	(0.06)	(0.12)

Net investment income (loss)	0.09	0.19
Net realized and unrealized gain (loss)	3.40	(0.93)

Net increase (decrease) in unit value	3.49	(0.74)
Net asset value at beginning of period	21.55	25.78

Net asset value at end of period	$25.04	$25.04

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.00%	1.01%
Ratio of net investment income (loss) to average net assets*	1.52%	1.65%
Portfolio turnover**†††	13%	26%
Total return**	16.19%	(2.87)%
Net assets at end of period (in thousands)	$193,829	$193,829

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2009
Assets
Investments, at value (cost $289,202,320)	$268,810,129	(a)
Investments in affiliated issuers, at value (cost $171,877,378)	176,005,561
Receivable for fund units sold	194,028
Interest and dividends receivable	178,828
Tax reclaims receivable	5,425

Total assets	445,193,971

Liabilities
Due to custodian	3,780
Payable for cash collateral received on securities loaned	47,127,917
Payable for fund units redeemed	1,206,521
Investment advisory fee payable	206,123
ING—program fee payable	175,903
Trustee, management and administration fees payable	35,831
ABA Retirement Funds—program fee payable	20,004
Other accruals	147,489

Total liabilities	48,923,568

Net Assets (equivalent to $39.40 per unit based on 10,057,996 units outstanding)	$396,270,403

(a)	Includes securities on loan with a value of $45,992,344 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income
Dividends (net of foreign tax expense of $616 and $1,190)	$641,605	$1,814,121
Dividends—affiliated issuers	10,601	33,476
Securities lending net income	74,098	182,399

Total investment income	726,304	2,029,996

Expenses
State Street Bank and Trust Company—program fee	110,194	445,318
Investment advisory fee	234,411	434,786
ING—program fee	344,560	344,560
Trustee, management and administration fees	105,632	204,973
ABA Retirement Funds—program fee	50,453	93,870
Legal and audit fees	30,901	87,222
Compliance consultant fees	13,380	64,304
Reports to unitholders	58,935	101,833
Registration fees	1,893	9,097
Other fees	12,120	33,710

Total expenses	962,479	1,819,673

Net investment income (loss)	(236,175)	210,323

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(8,970,905)	(43,517,073)
Investments—affiliated issuers	3,915,968	3,803,930
Foreign currency transactions	—	80

Net realized gain (loss)	(5,054,937)	(39,713,063)

Change in net unrealized appreciation (depreciation)	66,005,674	89,497,105

Net realized and unrealized gain (loss)	60,950,737	49,784,042

Net increase (decrease) in net assets resulting from operations	$60,714,562	$49,994,365

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$(236,175)	$210,323
Net realized gain (loss) from investments and foreign currency transactions	(5,054,937)	(39,713,063)
Change in net unrealized appreciation (depreciation)	66,005,674	89,497,105

Net increase (decrease) in net assets resulting from operations	60,714,562	49,994,365

From unitholder transactions
Proceeds from units issued	14,185,337	27,262,357
Cost of units redeemed	(21,450,561)	(43,924,067)

Net increase (decrease) in net assets from unitholder transactions	(7,265,224)	(16,661,710)

Net increase (decrease) in net assets	53,449,338	33,332,655

Net Assets
Beginning of period	342,821,065	362,937,748

End of period	$396,270,403	$396,270,403

Number of units
Outstanding-beginning of period	10,240,002	10,547,465
Issued	376,102	768,868
Redeemed	(558,108)	(1,258,337)

Outstanding-end of period	10,057,996	10,057,996

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$0.07	$0.20
Expenses(†)††	(0.10)	(0.18)

Net investment income (loss)	(0.03)	0.02
Net realized and unrealized gain (loss)	5.95	4.97

Net increase (decrease) in unit value	5.92	4.99
Net asset value at beginning of period	33.48	34.41

Net asset value at end of period	$39.40	$39.40

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.99%	1.00%
Ratio of net investment income (loss) to average net assets*	(0.24)%	0.12%
Portfolio turnover**†††	14%	25%
Total return**	17.68%	14.50%
Net assets at end of period (in thousands)	$396,270	$396,270

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2009
Assets
Investments, at value (cost $56,935,033)	$48,904,524	(a)
Investments in affiliated issuers, at value (cost $12,882,379)	12,286,553
Foreign currency, at value (cost $27,620)	27,633
Cash	3,010
Receivable for fund units sold	43,832
Interest and dividends receivable	54,735
Tax reclaims receivable	1,801

Total assets	61,322,088

Liabilities
Payable for cash collateral received on securities loaned	12,227,087
Payable for investments purchased	71,390
Payable for fund units redeemed	299,530
Investment advisory fee payable	83,208
ING—program fee payable	21,696
Trustee, management and administration fees payable	4,419
ABA Retirement Funds—program fee payable	2,459
Other accruals	17,487

Total liabilities	12,727,276

Net Assets (equivalent to $11.04 per unit based on 4,401,792 units outstanding)	$48,594,812

(a)	Includes securities on loan with a value of $11,790,855 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income
Dividends (net of foreign tax expense of $210 and $210)	$231,437	$441,997
Dividends—affiliated issuers	1,262	4,177
Securities lending net income	16,485	41,928

Total investment income	249,184	488,102

Expenses
Investment advisory fee	83,208	154,164
State Street Bank and Trust Company—program fee	13,307	52,452
ING—program fee	42,391	42,391
Trustee, management and administration fees	12,914	24,513
ABA Retirement Funds—program fee	6,170	11,236
Legal and audit fees	3,777	10,341
Compliance consultant fees	1,636	7,571
Reports to unitholders	7,204	12,203
Registration fees	231	1,071
Other fees	1,482	3,998

Total expenses	172,320	319,940

Net investment income (loss)	76,864	168,162

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(4,582,935)	(7,905,523)
Foreign currency transactions	17,115	350

Net realized gain (loss)	(4,565,820)	(7,905,173)

Change in net unrealized appreciation (depreciation) on:
Investments	14,314,789	13,022,349
Foreign currency transactions	94	79

Change in net unrealized appreciation (depreciation)	14,314,883	13,022,428

Net realized and unrealized gain (loss)	9,749,063	5,117,255

Net increase (decrease) in net assets resulting from operations	$9,825,927	$5,285,417

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$76,864	$168,162
Net realized gain (loss) from investments and foreign currency transactions	(4,565,820)	(7,905,173)
Change in net unrealized appreciation (depreciation)	14,314,883	13,022,428

Net increase (decrease) in net assets resulting from operations	9,825,927	5,285,417

From unitholder transactions
Proceeds from units issued	4,193,171	9,017,676
Cost of units redeemed	(4,731,774)	(9,449,955)

Net increase (decrease) in net assets from unitholder transactions	(538,603)	(432,279)

Net increase (decrease) in net assets	9,287,324	4,853,138

Net Assets
Beginning of period	39,307,488	43,741,674

End of period	$48,594,812	$48,594,812

Number of units
Outstanding-beginning of period	4,446,257	4,457,993
Issued	397,003	927,740
Redeemed	(441,468)	(983,941)

Outstanding-end of period	4,401,792	4,401,792

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$0.06	$0.11
Expenses(†)††	(0.04)	(0.07)

Net investment income (loss)	0.02	0.04
Net realized and unrealized gain (loss)	2.18	1.19

Net increase (decrease) in unit value	2.20	1.23
Net asset value at beginning of period	8.84	9.81

Net asset value at end of period	$11.04	$11.04

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.45%	1.47%
Ratio of net investment income (loss) to average net assets*	0.65%	0.77%
Portfolio turnover**	22%	35%
Total return**	24.89%	12.54%
Net assets at end of period (in thousands)	$48,595	$48,595

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2009
Assets
Investments, at value (cost $66,585,011)	$67,772,963	(a)
Investments in affiliated issuers, at value (cost $25,520,408)	24,394,916
Receivable for fund units sold	107,478
Interest and dividends receivable	30,194
Tax reclaims receivable	165

Total assets	92,305,716

Liabilities
Payable for cash collateral received on securities loaned	23,096,488
Payable for fund units redeemed	295,368
Investment advisory fee payable	109,326
ING—program fee payable	31,276
Trustee, management and administration fees payable	6,369
ABA Retirement Funds—program fee payable	3,550
Other accruals	25,997

Total liabilities	23,568,374

Net Assets (equivalent to $15.78 per unit based on 4,355,280 units outstanding)	$68,737,342

(a)	Includes securities on loan with a value of $22,501,440 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income
Dividends	$121,503	$254,238
Dividends—affiliated issuers	3,298	4,489
Securities lending net income	43,886	88,587

Total investment income	168,687	347,314

Expenses
Investment advisory fee	109,327	203,783
State Street Bank and Trust Company—program fee	19,399	77,143
ING—program fee	61,325	61,325
Trustee, management and administration fees	18,727	35,851
ABA Retirement Funds—program fee	8,940	16,421
Legal and audit fees	5,478	15,152
Compliance consultant fees	2,372	11,119
Reports to unitholders	10,448	17,817
Registration fees	336	1,574
Other fees	2,148	5,856

Total expenses	238,500	446,041

Net investment income (loss)	(69,813)	(98,727)

Net realized and unrealized gain (loss)
Net realized gain (loss)	(1,692,738)	(9,436,417)

Change in net unrealized appreciation (depreciation)	12,694,690	17,474,441

Net realized and unrealized gain (loss)	11,001,952	8,038,024

Net increase (decrease) in net assets resulting from operations	$10,932,139	$7,939,297

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$(69,813)	$(98,727)
Net realized gain (loss)	(1,692,738)	(9,436,417)
Change in net unrealized appreciation (depreciation)	12,694,690	17,474,441

Net increase (decrease) in net assets resulting from operations	10,932,139	7,939,297

From unitholder transactions
Proceeds from units issued	6,855,097	12,285,223
Cost of units redeemed	(6,937,344)	(14,635,155)

Net increase (decrease) in net assets from unitholder transactions	(82,247)	(2,349,932)

Net increase (decrease) in net assets	10,849,892	5,589,365
Net Assets
Beginning of period	57,887,450	63,147,977

End of period	$68,737,342	$68,737,342

Number of units
Outstanding-beginning of period	4,356,826	4,547,205
Issued	440,545	845,202
Redeemed	(442,091)	(1,037,127)

Outstanding-end of period	4,355,280	4,355,280

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$0.04	$0.08
Expenses(†)††	(0.05)	(0.10)

Net investment income (loss)	(0.01)	(0.02)
Net realized and unrealized gain (loss)	2.50	1.91

Net increase (decrease) in unit value	2.49	1.89
Net asset value at beginning of period	13.29	13.89

Net asset value at end of period	$15.78	$15.78

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.39%	1.40%
Ratio of net investment income (loss) to average net assets*	(0.41)%	(0.31)%
Portfolio turnover**	30%	61%
Total return**	18.74%	13.61%
Net assets at end of period (in thousands)	$68,737	$68,737

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2009
Assets
Investments, at value (cost $120,803,322)	$122,830,624	(a)
Investments in affiliated issuers, at value (cost $87,677,143)	85,617,194
Cash	1,745
Receivable for fund units sold	102,071
Interest and dividends receivable	53,717
Tax reclaims receivable	1,003

Total assets	208,606,354

Liabilities
Payable for cash collateral received on securities loaned	67,654,942
Payable for fund units redeemed	684,513
Investment advisory fee payable	184,499
ING—program fee payable	63,849
Trustee, management and administration fees payable	13,009
ABA Retirement Funds—program fee payable	7,249
Other accruals	53,516

Total liabilities	68,661,577

Net Assets (equivalent to $46.70 per unit based on 2,996,668 units outstanding)	$139,944,777

(a)	Includes securities on loan with a value of $65,927,110 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income
Dividends	$261,773	$572,156
Dividends—affiliated issuers	3,542	12,973
Securities lending net income	58,367	183,184

Total investment income	323,682	768,313

Expenses
Investment advisory fee	246,125	472,832
State Street Bank and Trust Company—program fee	38,896	160,442
ING—program fee	124,012	124,012
Trustee, management and administration fees	37,786	73,727
ABA Retirement Funds—program fee	18,064	33,768
Legal and audit fees	11,053	31,554
Compliance consultant fees	4,786	23,322
Reports to unitholders	21,080	36,695
Registration fees	677	3,299
Other fees	4,335	12,193

Total expenses	506,814	971,844

Net investment income (loss)	(183,132)	(203,531)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(10,539,946)	(33,074,534)
Investments—affiliated issuers	196,576	(1,243,414)

Net realized gain (loss)	(10,343,370)	(34,317,948)

Change in net unrealized appreciation (depreciation)	37,566,163	43,220,736

Net realized and unrealized gain (loss)	27,222,793	8,902,788

Net increase (decrease) in net assets resulting from operations	$27,039,661	$8,699,257

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$(183,132)	$(203,531)
Net realized gain (loss)	(10,343,370)	(34,317,948)
Change in net unrealized appreciation (depreciation)	37,566,163	43,220,736

Net increase (decrease) in net assets resulting from operations	27,039,661	8,699,257

From unitholder transactions
Proceeds from units issued	5,346,452	11,833,901
Cost of units redeemed	(9,153,634)	(17,510,852)

Net increase (decrease) in net assets from unitholder transactions	(3,807,182)	(5,676,951)

Net increase (decrease) in net assets	23,232,479	3,022,306

Net Assets
Beginning of period	116,712,298	136,922,471

End of period	$139,944,777	$139,944,777

Number of units
Outstanding-beginning of period	3,075,900	3,129,124
Issued	119,300	281,495
Redeemed	(198,532)	(413,951)

Outstanding-end of period	2,996,668	2,996,668

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$0.11	$0.25
Expenses(†)††	(0.16)	(0.31)

Net investment income (loss)	(0.05)	(0.06)
Net realized and unrealized gain (loss)	8.81	3.00

Net increase (decrease) in unit value	8.76	2.94
Net asset value at beginning of period	37.94	43.76

Net asset value at end of period	$46.70	$46.70

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.46%	1.48%
Ratio of net investment income (loss) to average net assets*	(0.53)%	(0.31)%
Portfolio turnover**†††	46%	79%
Total return**	23.09%	6.72%
Net assets at end of period (in thousands)	$139,945	$139,945

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2009
Assets
Investments, at value (cost $159,948,632)	$143,485,745	(a)
Investments in affiliated issuers, at value (cost $15,446,271)	14,759,111
Foreign currency, at value (cost $947,021)	948,687
Receivable for investments sold	116,292
Receivable for fund units sold	186,989
Interest and dividends receivable	560,883
Tax reclaims receivable	488,853

Total assets	160,546,560

Liabilities
Payable for cash collateral received on securities loaned	14,101,380
Payable for investments purchased	275,322
Payable for fund units redeemed	1,136,578
Investment advisory fee payable	101,704
ING—program fee payable	64,540
Trustee, management and administration fees payable	13,157
ABA Retirement Funds—program fee payable	7,325
Other accruals	52,747

Total liabilities	15,752,753

Net Assets (equivalent to $20.93 per unit based on 6,917,497 units outstanding)	$144,793,807

(a)	Includes securities on loan with a value of $13,529,346 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income
Dividends (net of foreign tax expense of $139,918 and $150,549)	$2,291,469	$2,976,283
Dividends—affiliated issuers	1,541	6,713
Securities lending net income	53,538	89,016

Total investment income	2,346,548	3,072,012

Expenses
Investment advisory fee	198,252	355,035
State Street Bank and Trust Company—program fee	38,042	153,681
ING—program fee	125,432	125,432
Trustee, management and administration fees	37,806	72,087
ABA Retirement Funds—program fee	18,088	33,056
Legal and audit fees	11,058	30,462
Compliance consultant fees	4,788	22,333
Reports to unitholders	21,090	35,869
Registration fees	677	3,159
Other fees	4,336	11,775

Total expenses	459,569	842,889

Net investment income (loss)	1,886,979	2,229,123

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(4,785,637)	(27,291,816)
Foreign currency transactions	11,727	(19,218)

Net realized gain (loss)	(4,773,910)	(27,311,034)

Change in net unrealized appreciation (depreciation) on:
Investments	35,060,870	41,658,244
Foreign currency transactions	50,135	38,293

Change in net unrealized appreciation (depreciation)	35,111,005	41,696,537

Net realized and unrealized gain (loss)	30,337,095	14,385,503

Net increase (decrease) in net assets resulting from operations	$32,224,074	$16,614,626

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$1,886,979	$2,229,123
Net realized gain (loss) from investments and foreign currency transactions	(4,773,910)	(27,311,034)
Change in net unrealized appreciation (depreciation)	35,111,005	41,696,537

Net increase (decrease) in net assets resulting from operations	32,224,074	16,614,626

From unitholder transactions
Proceeds from units issued	7,026,045	14,520,962
Cost of units redeemed	(10,147,974)	(20,302,164)

Net increase (decrease) in net assets from unitholder transactions	(3,121,929)	(5,781,202)

Net increase (decrease) in net assets	29,102,145	10,833,424

Net Assets
Beginning of period	115,691,662	133,960,383

End of period	$144,793,807	$144,793,807

Number of units
Outstanding-beginning of period	7,072,314	7,265,059
Issued	360,353	809,518
Redeemed	(515,170)	(1,157,080)

Outstanding-end of period	6,917,497	6,917,497

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$0.33	$0.43
Expenses(†)††	(0.07)	(0.12)

Net investment income (loss)	0.26	0.31
Net realized and unrealized gain (loss)	4.31	2.18

Net increase (decrease) in unit value	4.57	2.49
Net asset value at beginning of period	16.36	18.44

Net asset value at end of period	$20.93	$20.93

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.32%	1.31%
Ratio of net investment income (loss) to average net assets*	5.44%	3.47%
Portfolio turnover**	14%	26%
Total return**	27.93%	13.50%
Net assets at end of period (in thousands)	$144,794	$144,794

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Passive Bond Market Index Non-Lending Fund (cost $15,701,843 and units of 733,897)	$15,976,196
Cash	83
Receivable for fund units sold	674,702

Total assets	16,650,981

Liabilities
Payable for fund units redeemed	11,126
Investment advisory fee payable	398
ING—program fee payable	5,253
Trustee, management and administration fees payable	1,066
ABA Retirement Funds—program fee payable	615
Other accruals	2,643

Total liabilities	21,101

Net Assets (equivalent to $11.27 per unit based on 1,475,799 units outstanding)	$16,629,880

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period February 3, 2009(a) to June 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	9,541	9,541
State Street Bank and Trust Company—program fee	2,537	4,991
Trustee, management and administration fees	2,759	3,575
ABA Retirement Funds—program fee	1,352	1,707
Investment advisory fee	1,014	1,295
Legal and audit fees	807	1,104
Compliance consultant fees	349	618
Reports to unitholders	1,538	1,764
Registration fees	49	87
Other fees	317	431

Total expenses	20,263	25,113

Net investment income (loss)	(20,263)	(25,113)

Net realized and unrealized gain (loss)
Net realized gain (loss)	13,889	14,232

Change in net unrealized appreciation (depreciation)	209,650	274,353

Net realized and unrealized gain (loss)	223,539	288,585

Net increase (decrease) in net assets resulting from operations	$203,276	$263,472

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period February 3, 2009(a) to June 30, 2009
From operations
Net investment income (loss)	$(20,263)	$(25,113)
Net realized gain (loss)	13,889	14,232
Change in net unrealized appreciation (depreciation)	209,650	274,353

Net increase (decrease) in net assets resulting from operations	203,276	263,472

From unitholder transactions
Proceeds from units issued	10,483,109	18,867,573
Cost of units redeemed	(1,945,339)	(2,501,165)

Net increase (decrease) in net assets from unitholder transactions	8,537,770	16,366,408

Net increase (decrease) in net assets	8,741,046	16,629,880

Net Assets
Beginning of period	7,888,834	—

End of period	$16,629,880	$16,629,880

Number of units
Outstanding-beginning of period	710,963	—
Issued	939,375	1,700,615
Redeemed	(174,539)	(224,816)

Outstanding-end of period	1,475,799	1,475,799

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period February 3, 2009(a) to June 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.02)	(0.03)

Net investment income (loss)	(0.02)	(0.03)
Net realized and unrealized gain (loss)	0.19	0.30

Net increase (decrease) in unit value	0.17	0.27
Net asset value at beginning of period	11.10	11.00

Net asset value at end of period	$11.27	$11.27

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.80%	0.77%
Ratio of net investment income (loss) to average net assets*	(0.80)%	(0.77)%
Portfolio turnover**†††	12%	16%
Total return**	1.53%	2.45%
Net assets at end of period (in thousands)	$16,630	$16,630

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund. Due to short period since inception, turnover is calculated using daily average instead of month end average which is utilized in the standard calculation.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company S&P 500 Flagship Non-Lending Fund (cost $8,301,431 and units of 48,889)	$9,021,514
Cash	16
Receivable for fund units sold	434,011

Total assets	9,455,541

Liabilities
Payable for fund units redeemed	12,606
Investment advisory fee payable	120
ING—program fee payable	3,159
Trustee, management and administration fees payable	641
ABA Retirement Funds—program fee payable	366
Other accruals	1,434

Total liabilities	18,326

Net Assets (equivalent to $12.88 per unit based on 732,515 units outstanding)	$9,437,215

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period February 9, 2009(a) to June 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	5,624	5,624
State Street Bank and Trust Company—program fee	1,202	1,950
Trustee, management and administration fees	1,536	1,787
ABA Retirement Funds—program fee	756	864
Investment advisory fee	283	326
Legal and audit fees	449	539
Compliance consultant fees	194	276
Reports to unitholders	856	925
Registration fees	27	39
Other fees	177	211

Total expenses	11,104	12,541

Net investment income (loss)	(11,104)	(12,541)

Net realized and unrealized gain (loss)
Net realized gain (loss)	8,297	6,909

Change in net unrealized appreciation (depreciation)	625,893	720,083

Net realized and unrealized gain (loss)	634,190	726,992

Net increase (decrease) in net assets resulting from operations	$623,086	$714,451

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period February 9, 2009(a) to June 30, 2009
From operations
Net investment income (loss)	$(11,104)	$(12,541)
Net realized gain (loss)	8,297	6,909
Change in net unrealized appreciation (depreciation)	625,893	720,083

Net increase (decrease) in net assets resulting from operations	623,086	714,451

From unitholder transactions
Proceeds from units issued	6,008,483	9,210,354
Cost of units redeemed	(399,904)	(487,590)

Net increase (decrease) in net assets from unitholder transactions	5,608,579	8,722,764

Net increase (decrease) in net assets	6,231,665	9,437,215

Net Assets
Beginning of period	3,205,550	—

End of period	$9,437,215	$9,437,215

Number of units
Outstanding-beginning of period	288,459	—
Issued	475,598	772,022
Redeemed	(31,542)	(39,507)

Outstanding-end of period	732,515	732,515

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period February 9, 2009(a) to June 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.04)

Net investment income (loss)	(0.03)	(0.04)
Net realized and unrealized gain (loss)	1.80	0.92

Net increase (decrease) in unit value	1.77	0.88
Net asset value at beginning of period	11.11	12.00

Net asset value at end of period	$12.88	$12.88

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.79%	0.76%
Ratio of net investment income (loss) to average net assets*	(0.79)%	(0.76)%
Portfolio turnover**†††	2%	3%
Total return**	15.93%	7.33%
Net assets at end of period (in thousands)	$9,437	$9,437

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund. Due to short period since inception, turnover is calculated using daily average instead of month end average which is utilized in the standard calculation.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund (cost $211,792,006 and units of 23,225,276)	$187,985,379
State Street Bank and Trust Company Russell 3000 Index Non-Securities Lending Fund (cost $36,819,870 and units of 4,500,656)	37,220,429
Cash	2,815
Receivable for fund units sold	193,846

Total assets	225,402,469

Liabilities
Payable for fund units redeemed	560,519
Investment advisory fee payable	9,479
ING—program fee payable	99,971
Trustee, management and administration fees payable	20,371
ABA Retirement Funds—program fee payable	10,827
Other accruals	84,558

Total liabilities	785,725

Net Assets (equivalent to $24.55 per unit based on 9,150,990 units outstanding)	$224,616,744

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income
Securities lending net income	$61,509	$137,433

Total investment income	61,509	137,433

Expenses
State Street Bank and Trust Company—program fee	62,321	255,894
ING—program fee	195,731	195,731
Trustee, management and administration fees	59,916	117,253
ABA Retirement Funds—program fee	28,624	53,666
Investment advisory fee	27,482	42,973
Legal and audit fees	17,527	50,101
Compliance consultant fees	7,589	37,041
Reports to unitholders	33,428	58,238
Registration fees	1,074	5,241
Other fees	6,874	19,360

Total expenses	440,566	835,498

Net investment income (loss)	(379,057)	(698,065)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	2,497,048	805,786

Change in net unrealized appreciation (depreciation)	28,434,902	5,603,163

Net realized and unrealized gain (loss)	30,931,950	6,408,949

Net increase (decrease) in net assets resulting from operations	$30,552,893	$5,710,884

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$(379,057)	$(698,065)
Net realized gain (loss)	2,497,048	805,786
Change in net unrealized appreciation (depreciation)	28,434,902	5,603,163

Net increase (decrease) in net assets resulting from operations	30,552,893	5,710,884

From unitholder transactions
Proceeds from units issued	12,044,711	24,107,681
Cost of units redeemed	(11,364,913)	(26,461,629)

Net increase (decrease) in net assets from unitholder transactions	679,798	(2,353,948)

Net increase (decrease) in net assets	31,232,691	3,356,936

Net Assets
Beginning of period	193,384,053	221,259,808

End of period	$224,616,744	$224,616,744

Number of units
Outstanding-beginning of period	9,122,509	9,275,049
Issued	500,729	1,052,317
Redeemed	(472,248)	(1,176,376)

Outstanding-end of period	9,150,990	9,150,990

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$0.01	$0.02
Expenses(†)††	(0.05)	(0.09)

Net investment income (loss)	(0.04)	(0.07)
Net realized and unrealized gain (loss)	3.39	0.76

Net increase (decrease) in unit value	3.35	0.69
Net asset value at beginning of period	21.20	23.86

Net asset value at end of period	$24.55	$24.55

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.80%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.69)%	(0.67)%
Portfolio turnover**†††	19%	22%
Total return**	15.80%	2.89%
Net assets at end of period (in thousands)	$224,617	$224,617

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company S&P Midcap Index Non-Lending Fund (cost $4,242,676 and units of 63,131)	$4,518,611
Cash	9
Receivable for fund units sold	366,457

Total assets	4,885,077

Liabilities
Payable for fund units redeemed	927
Investment advisory fee payable	139
ING—program fee payable	1,463
Trustee, management and administration fees payable	297
ABA Retirement Funds—program fee payable	171
Payable for legal and audit services	191
Other accruals	410

Total liabilities	3,598

Net Assets (equivalent to $15.66 per unit based on 311,743 units outstanding)	$4,881,479

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period February 3, 2009(a) to June 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	2,434	2,434
Trustee, management and administration fees	641	723
State Street Bank and Trust Company—program fee	446	690
ABA Retirement Funds—program fee	320	356
Investment advisory fee	295	331
Legal and audit fees	187	217
Compliance consultant fees	81	108
Reports to unitholders	357	380
Registration fees	11	15
Other fees	73	83

Total expenses	4,845	5,337

Net investment income (loss)	(4,845)	(5,337)

Net realized and unrealized gain (loss)
Net realized gain (loss)	19,742	19,291

Change in net unrealized appreciation (depreciation)	231,794	275,935

Net realized and unrealized gain (loss)	251,536	295,226

Net increase (decrease) in net assets resulting from operations	$246,691	$289,889

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period February 3, 2009(a) to June 30, 2009
From operations
Net investment income (loss)	$(4,845)	$(5,337)
Net realized gain (loss)	19,742	19,291
Change in net unrealized appreciation (depreciation)	231,794	275,935

Net increase (decrease) in net assets resulting from operations	246,691	289,889

From unitholder transactions
Proceeds from units issued	3,951,577	5,021,342
Cost of units redeemed	(372,730)	(429,752)

Net increase (decrease) in net assets from unitholder transactions	3,578,847	4,591,590

Net increase (decrease) in net assets	3,825,538	4,881,479

Net Assets
Beginning of period	1,055,941	—

End of period	$4,881,479	$4,881,479

Number of units
Outstanding-beginning of period	80,058	—
Issued	256,144	340,749
Redeemed	(24,459)	(29,006)

Outstanding-end of period	311,743	311,743

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period February 3, 2009(a) to June 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.04)	(0.05)

Net investment income (loss)	(0.04)	(0.05)
Net realized and unrealized gain (loss)	2.51	2.71

Net increase (decrease) in unit value	2.47	2.66
Net asset value at beginning of period	13.19	13.00

Net asset value at end of period	$15.66	$15.66

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.82%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.82)%	(0.80)%
Portfolio turnover**†††	8%	12%
Total return**	18.73%	20.46%
Net assets at end of period (in thousands)	$4,881	$4,881

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund. Due to short period since inception, turnover is calculated using daily average instead of month end average which is utilized in the standard calculation.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members / State Street Collective Trust

Small-Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 2000 Index Non-Lending Fund (cost $4,184,876 and units of 142,648)	$4,458,308
Cash	10
Receivable for fund units sold	130,072

Total assets	4,588,390

Liabilities
Payable for fund units redeemed	67
Investment advisory fee payable	133
ING—program fee payable	1,409
Trustee, management and administration fees payable	286
ABA Retirement Funds—program fee payable	163
Payable for legal and audit services	189
Payable for compliance consultant fees	159
Payable for reports to unitholders	163
Other accruals	83

Total liabilities	2,652

Net Assets (equivalent to $16.76 per unit based on 273,575 units outstanding)	$4,585,738

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period February 3, 2009(a) to June 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	2,423	2,423
Trustee, management and administration fees	635	713
State Street Bank and Trust Company—program fee	433	668
ABA Retirement Funds—program fee	314	348
Investment advisory fee	292	326
Legal and audit fees	185	213
Compliance consultant fees	80	105
Reports to unitholders	354	375
Registration fees	11	15
Other fees	74	85

Total expenses	4,801	5,271

Net investment income (loss)	(4,801)	(5,271)

Net realized and unrealized gain (loss)
Net realized gain (loss)	59,222	28,565
Change in net unrealized appreciation (depreciation)	217,302	273,432

Net realized and unrealized gain (loss)	276,524	301,997

Net increase (decrease) in net assets resulting from operations	$271,723	$296,726

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period February 3, 2009(a) to June 30, 2009
From operations
Net investment income (loss)	$ (4,801)	$ (5,271)
Net realized gain (loss)	59,222	28,565
Change in net unrealized appreciation (depreciation)	217,302	273,432

Net increase (decrease) in net assets resulting from operations	271,723	296,726

From unitholder transactions
Proceeds from units issued	4,025,932	5,539,064
Cost of units redeemed	(767,152)	(1,250,052)

Net increase (decrease) in net assets from unitholder transactions	3,258,780	4,289,012

Net increase (decrease) in net assets	3,530,503	4,585,738

Net Assets
Beginning of period	1,055,235	—

End of period	$4,585,738	$4,585,738

Number of units
Outstanding-beginning of period	76,609	—
Issued	245,018	359,346
Redeemed	(48,052)	(85,771)

Outstanding-end of period	273,575	273,575

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period February 3, 2009(a) to June 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.04)	(0.05)

Net investment income (loss)	(0.04)	(0.05)
Net realized and unrealized gain (loss)	3.03	2.81

Net increase (decrease) in unit value	2.99	2.76
Net asset value at beginning of period	13.77	14.00

Net asset value at end of period	$16.76	$16.76

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.82%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.82)%	(0.80)%
Portfolio turnover**†††	15%	41%
Total return**	21.71%	19.71%
Net assets at end of period (in thousands)	$4,586	$4,586

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund. Due to short period since inception, turnover is calculated using daily average instead of month end average which is utilized in the standard calculation.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Daily MSCI ACWI Ex-US Index Non-Lending Fund (cost $5,983,885 and units of 503,939)	$6,355,684
Receivable for fund units sold	321,731

Total assets	6,677,415

Liabilities
Due to custodian	108
Payable for fund units redeemed	717
Investment advisory fee payable	387
ING—program fee payable	2,047
Trustee, management and administration fees payable	415
ABA Retirement Funds—program fee payable	242
Other accruals	709

Total liabilities	4,625

Net Assets (equivalent to $21.39 per unit based on 311,904 units outstanding)	$6,672,790

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period March 3, 2009(a) to June 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	3,125	3,125
Trustee, management and administration fees	743	769
Investment advisory fee	687	709
ABA Retirement Funds—program fee	384	395
State Street Bank and Trust Company—program fee	316	390
Legal and audit fees	217	226
Compliance consultant fees	94	102
Reports to unitholders	413	420
Registration fees	13	14
Other fees	85	89

Total expenses	6,077	6,239

Net investment income (loss)	(6,077)	(6,239)

Net realized and unrealized gain (loss)
Net realized gain (loss)	—	130

Change in net unrealized appreciation (depreciation)	352,496	371,799

Net realized and unrealized gain (loss)	352,496	371,929

Net increase (decrease) in net assets resulting from operations	$346,419	$365,690

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period March 3, 2009(a) to June 30, 2009
From operations
Net investment income (loss)	$(6,077)	$(6,239)
Net realized gain (loss)	—	130
Change in net unrealized appreciation (depreciation)	352,496	371,799

Net increase (decrease) in net assets resulting from operations	346,419	365,690

From unitholder transactions
Proceeds from units issued	5,648,865	6,385,956
Cost of units redeemed	(52,724)	(78,856)

Net increase (decrease) in net assets from unitholder transactions	5,596,141	6,307,100

Net increase (decrease) in net assets	5,942,560	6,672,790

Net Assets
Beginning of period	730,230	—

End of period	$6,672,790	$6,672,790

Number of units
Outstanding-beginning of period	43,386	—
Issued	271,040	316,015
Redeemed	(2,522)	(4,111)

Outstanding-end of period	311,904	311,904

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period March 3, 2009(a) to June 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.05)	(0.06)

Net investment income (loss)	(0.05)	(0.06)
Net realized and unrealized gain (loss)	4.61	6.45

Net increase (decrease) in unit value	4.56	6.39
Net asset value at beginning of period	16.83	15.00

Net asset value at end of period	$21.39	$21.39

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.88%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.88)%	(0.87)%
Portfolio turnover**†††	0%	0	%***
Total return**	27.09%	42.60%
Net assets at end of period (in thousands)	$6,673	$6,673

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
***	Amounts less than 0.50% are rounded to zero.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund. Due to short period since inception, turnover is calculated using daily average instead of month end average which is utilized in the standard calculation.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company—SSGA Target Retirement Income Securities Lending Series Fund (cost $23,224,540 and units of 2,019,034)	$21,785,378
State Street Bank and Trust Company—SSGA Target Retirement Income Non-Securities Lending Series Fund (cost $4,168,995 and units of 416,899)	4,205,682
Cash	693
Receivable for fund units sold	11,152

Total assets	26,002,905

Liabilities
Payable for investments purchased	2,982
Payable for fund units redeemed	8,170
Retirement Date Fund management fee payable	2,146
ING—program fee payable	11,319
Trustee, management and administration fees payable	2,301
ABA Retirement Funds—program fee payable	1,289
Payable for legal and audit services	3,201
Payable for compliance consultant fees	2,689
Payable for reports to unitholders	2,755
Other accruals	1,416

Total liabilities	38,268

Net Assets (equivalent to $9.94 per unit based on 2,610,888 units outstanding)	$25,964,637

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	7,708	32,902
ING—program fee	22,408	22,408
Trustee, management and administration fees	7,028	14,496
Retirement Date Fund management fee	6,442	12,857
ABA Retirement Funds—program fee	3,349	6,613
Legal and audit fees	2,056	6,289
Compliance consultant fees	890	4,717
Reports to unitholders	3,922	7,146
Registration fees	126	667
Other fees	807	2,431

Total expenses	54,736	110,526

Net investment income (loss)	(54,736)	(110,526)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(517,333)	(966,805)

Change in net unrealized appreciation (depreciation)	2,352,509	2,124,127

Net realized and unrealized gain (loss)	1,835,176	1,157,322

Net increase (decrease) in net assets resulting from operations	$1,780,440	$1,046,796

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$(54,736)	$(110,526)
Net realized gain (loss)	(517,333)	(966,805)
Change in net unrealized appreciation (depreciation)	2,352,509	2,124,127

Net increase (decrease) in net assets resulting from operations	1,780,440	1,046,796

From unitholder transactions
Proceeds from units issued	1,104,127	3,198,340
Cost of units redeemed	(1,810,152)	(5,742,561)

Net increase (decrease) in net assets from unitholder transactions	(706,025)	(2,544,221)

Net increase (decrease) in net assets	1,074,415	(1,497,425)

Net Assets
Beginning of period	24,890,222	27,462,062

End of period	$25,964,637	$25,964,637

Number of units
Outstanding-beginning of period	2,683,539	2,883,860
Issued	112,929	339,302
Redeemed	(185,580)	(612,274)

Outstanding-end of period	2,610,888	2,610,888

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.02)	(0.04)

Net investment income (loss)	(0.02)	(0.04)
Net realized and unrealized gain (loss)	0.68	0.46

Net increase (decrease) in unit value	0.66	0.42
Net asset value at beginning of period	9.28	9.52

Net asset value at end of period	$9.94	$9.94

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.85%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.86)%
Portfolio turnover**†††	20%	24%
Total return**	7.11%	4.41%
Net assets at end of period (in thousands)	$25,965	$25,965

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2010 Securities Lending Series Fund (cost $46,190,599 and units of 4,022,023)	$41,760,666
State Street Bank and Trust Company—SSGA Target Retirement 2010 Non-Securities Lending Series Fund (cost $7,980,651 and units of 798,065)	8,078,015
Cash	1,252
Receivable for investments sold	186,113
Receivable for fund units sold	18,776

Total assets	50,044,822

Liabilities
Payable for fund units redeemed	204,889
Retirement Date Fund management fee payable	4,139
ING—program fee payable	21,827
Trustee, management and administration fees payable	4,436
ABA Retirement Funds—program fee payable	2,485
Other accruals	18,414

Total liabilities	256,190

Net Assets (equivalent to $11.31 per unit based on 4,402,573 units outstanding)	$49,788,632

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	13,996	57,705
ING—program fee	43,177	43,177
Trustee, management and administration fees	13,278	26,250
Retirement Date Fund management fee	12,179	23,323
ABA Retirement Funds—program fee	6,337	12,003
Legal and audit fees	3,884	11,199
Compliance consultant fees	1,682	8,296
Reports to unitholders	7,409	12,981
Registration fees	238	1,174
Other fees	1,523	4,327

Total expenses	103,703	200,435

Net investment income (loss)	(103,703)	(200,435)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(1,636,357)	(2,688,465)

Change in net unrealized appreciation (depreciation)	5,756,821	4,297,764

Net realized and unrealized gain (loss)	4,120,464	1,609,299

Net increase (decrease) in net assets resulting from operations	$4,016,761	$1,408,864

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$(103,703)	$(200,435)
Net realized gain (loss)	(1,636,357)	(2,688,465)
Change in net unrealized appreciation (depreciation)	5,756,821	4,297,764

Net increase (decrease) in net assets resulting from operations	4,016,761	1,408,864

From unitholder transactions
Proceeds from units issued	5,206,162	8,995,015
Cost of units redeemed	(3,217,990)	(9,801,151)

Net increase (decrease) in net assets from unitholder transactions	1,988,172	(806,136)

Net increase (decrease) in net assets	6,004,933	602,728

Net Assets
Beginning of period	43,783,699	49,185,904

End of period	$49,788,632	$49,788,632

Number of units
Outstanding-beginning of period	4,218,523	4,478,584
Issued	468,936	834,085
Redeemed	(284,886)	(910,096)

Outstanding-end of period	4,402,573	4,402,573

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.05)

Net investment income (loss)	(0.03)	(0.05)
Net realized and unrealized gain (loss)	0.96	0.38

Net increase (decrease) in unit value	0.93	0.33
Net asset value at beginning of period	10.38	10.98

Net asset value at end of period	$11.31	$11.31

Ratios/Supplemental Data:
Ratio of expenses to average net assets* ††	0.85%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.86)%
Portfolio turnover** †††	21%	29%
Total return**	8.96%	3.01%
Net assets at end of period (in thousands)	$49,789	$49,789

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2020 Securities Lending Series Fund (cost $79,092,987 and units of 6,746,255)	$66,740,700
State Street Bank and Trust Company—SSGA Target Retirement 2020 Non-Securities Lending Series Fund (cost $12,611,634 and units of 1,261,163)	12,769,279
Cash	1,808
Receivable for investments sold	37,231
Receivable for fund units sold	108,432

Total assets	79,657,450

Liabilities
Payable for fund units redeemed	145,663
Retirement Date Fund management fee payable	6,487
ING—program fee payable	34,211
Trustee, management and administration fees payable	6,951
ABA Retirement Funds—program fee payable	3,897
Other accruals	28,675

Total liabilities	225,884

Net Assets (equivalent to $12.36 per unit based on 6,425,791 units outstanding)	$79,431,566

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	21,889	90,050
ING—program fee	66,975	66,975
Trustee, management and administration fees	20,648	40,852
Retirement Date Fund management fee	18,938	36,298
ABA Retirement Funds—program fee	9,864	18,694
Legal and audit fees	6,040	17,476
Compliance consultant fees	2,615	12,955
Reports to unitholders	11,521	20,231
Registration fees	370	1,833
Other fees	2,370	6,754

Total expenses	161,230	312,118

Net investment income (loss)	(161,230)	(312,118)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(4,790,971)	(6,599,477)

Change in net unrealized appreciation (depreciation)	13,903,266	9,463,037

Net realized and unrealized gain (loss)	9,112,295	2,863,560

Net increase (decrease) in net assets resulting from operations	$8,951,065	$2,551,442

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$(161,230)	$(312,118)
Net realized gain (loss)	(4,790,971)	(6,599,477)
Change in net unrealized appreciation (depreciation)	13,903,266	9,463,037

Net increase (decrease) in net assets resulting from operations	8,951,065	2,551,442

From unitholder transactions
Proceeds from units issued	7,190,309	13,737,353
Cost of units redeemed	(5,378,604)	(11,712,690)

Net increase (decrease) in net assets from unitholder transactions	1,811,705	2,024,663

Net increase (decrease) in net assets	10,762,770	4,576,105

Net Assets
Beginning of period	68,668,796	74,855,461

End of period	$79,431,566	$79,431,566

Number of units
Outstanding-beginning of period	6,283,170	6,284,404
Issued	588,290	1,181,234
Redeemed	(445,669)	(1,039,847)

Outstanding-end of period	6,425,791	6,425,791

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.05)

Net investment income (loss)	(0.03)	(0.05)
Net realized and unrealized gain (loss)	1.46	0.50

Net increase (decrease) in unit value	1.43	0.45
Net asset value at beginning of period	10.93	11.91

Net asset value at end of period	$12.36	$12.36

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.85%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.86)%
Portfolio turnover**†††	21%	27%
Total return**	13.08%	3.78%
Net assets at end of period (in thousands)	$79,432	$79,432

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2030 Securities Lending Series Fund (cost $60,093,375 and units of 5,045,441)	$48,032,599
State Street Bank and Trust Company—SSGA Target Retirement 2030 Non-Securities Lending Series Fund (cost $9,059,412 and units of 905,941)	9,170,843
Cash	1,285
Receivable for fund units sold	552,131

Total assets	57,756,858

Liabilities
Payable for investments purchased	439,009
Payable for fund units redeemed	113,122
Retirement Date Fund management fee payable	4,642
ING—program fee payable	24,480
Trustee, management and administration fees payable	4,976
ABA Retirement Funds—program fee payable	2,791
Other accruals	20,094

Total liabilities	609,114

Net Assets (equivalent to $13.39 per unit based on 4,268,949 units outstanding)	$57,147,744

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	15,403	61,701
ING—program fee	47,854	47,854
Trustee, management and administration fees	14,680	28,417
Retirement Date Fund management fee	13,466	25,270
ABA Retirement Funds—program fee	7,019	13,019
Legal and audit fees	4,294	12,054
Compliance consultant fees	1,859	8,876
Reports to unitholders	8,190	14,101
Registration fees	263	1,256
Other fees	1,686	4,660

Total expenses	114,714	217,208

Net investment income (loss)	(114,714)	(217,208)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(3,971,319)	(4,903,715)

Change in net unrealized appreciation (depreciation)	11,730,077	7,645,534

Net realized and unrealized gain (loss)	7,758,758	2,741,819

Net increase (decrease) in net assets resulting from operations	$7,644,044	$2,524,611

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$(114,714)	$(217,208)
Net realized gain (loss)	(3,971,319)	(4,903,715)
Change in net unrealized appreciation (depreciation)	11,730,077	7,645,534

Net increase (decrease) in net assets resulting from operations	7,644,044	2,524,611

From unitholder transactions
Proceeds from units issued	6,235,514	11,636,369
Cost of units redeemed	(4,104,224)	(8,255,592)

Net increase (decrease) in net assets from unitholder transactions	2,131,290	3,380,777

Net increase (decrease) in net assets	9,775,334	5,905,388

Net Assets
Beginning of period	47,372,410	51,242,356

End of period	$57,147,744	$57,147,744

Number of units
Outstanding-beginning of period	4,108,176	4,006,357
Issued	476,713	936,958
Redeemed	(315,940)	(674,366)

Outstanding-end of period	4,268,949	4,268,949

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009

Investment income†	$—	$—
Expenses(†)††	(0.02)	(0.05)

Net investment income (loss)	(0.02)	(0.05)
Net realized and unrealized gain (loss)	1.88	0.65

Net increase (decrease) in unit value	1.86	0.60
Net asset value at beginning of period	11.53	12.79

Net asset value at end of period	$13.39	$13.39

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.85%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.86)%
Portfolio turnover**†††	21%	25%
Total return**	16.13%	4.69%
Net assets at end of period (in thousands)	$57,148	$57,148

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2040 Securities Lending Series Fund (cost $39,371,187 and units of 3,351,297)	$31,810,506
State Street Bank and Trust Company—SSGA Target Retirement 2040 Non-Securities Lending Series Fund (cost $5,976,983 and units of 597,698)	6,047,512
Cash	819
Receivable for investments sold	16,164
Receivable for fund units sold	45,803

Total assets	37,920,804

Liabilities
Payable for fund units redeemed	61,967
Retirement Date Fund management fee payable	3,079
ING—program fee payable	16,235
Trustee, management and administration fees payable	3,300
ABA Retirement Funds—program fee payable	1,848
Other accruals	12,749

Total liabilities	99,178

Net Assets (equivalent to $14.71 per unit based on 2,571,587 units outstanding)	$37,821,626

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income	$—	$—

Expenses
State Street Bank and Trust Company—program fee	9,702	37,789
ING—program fee	31,479	31,479
Trustee, management and administration fees	9,524	17,866
Retirement Date Fund management fee	8,741	15,909
ABA Retirement Funds—program fee	4,560	8,203
Legal and audit fees	2,786	7,482
Compliance consultant fees	1,206	5,452
Reports to unitholders	5,313	8,890
Registration fees	171	772
Other fees	1,093	2,892

Total expenses	74,575	136,734

Net investment income (loss)	(74,575)	(136,734)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(2,348,663)	(3,031,072)

Change in net unrealized appreciation (depreciation)	7,801,557	5,359,267

Net realized and unrealized gain (loss)	5,452,894	2,328,195

Net increase (decrease) in net assets resulting from operations	$5,378,319	$2,191,461

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
From operations
Net investment income (loss)	$(74,575)	$(136,734)
Net realized gain (loss)	(2,348,663)	(3,031,072)
Change in net unrealized appreciation (depreciation)	7,801,557	5,359,267

Net increase (decrease) in net assets resulting from operations	5,378,319	2,191,461

From unitholder transactions
Proceeds from units issued	4,341,356	9,098,185
Cost of units redeemed	(1,704,662)	(4,781,721)

Net increase (decrease) in net assets from unitholder transactions	2,636,694	4,316,464

Net increase (decrease) in net assets	8,015,013	6,507,925

Net Assets
Beginning of period	29,806,613	31,313,701

End of period	$37,821,626	$37,821,626

Number of units
Outstanding-beginning of period	2,387,442	2,251,543
Issued	304,216	680,116
Redeemed	(120,071)	(360,072)

Outstanding-end of period	2,571,587	2,571,587

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2009 to June 30, 2009	For the period January 1, 2009 to June 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.06)

Net investment income (loss)	(0.03)	(0.06)
Net realized and unrealized gain (loss)	2.26	0.86

Net increase (decrease) in unit value	2.23	0.80
Net asset value at beginning of period	12.48	13.91

Net asset value at end of period	$14.71	$14.71

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.85%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.86)%
Portfolio turnover**†††	19%	25%
Total return**	17.87%	5.75%
Net assets at end of period (in thousands)	$37,822	$37,822

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

1. Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. Since December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”) acts as trustee of the Collective Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the ABA Retirement Funds program (the “Program”). Fifteen separate collective investment funds (the “Funds”) and the Retirement Date Funds (also the “Funds”) are established under the Trust. The Retirement Date Funds are a group of five balanced investment funds that invest in a series of SSgA funds, each of which is designed to correspond to a particular time horizon to retirement. The Funds are investment options under the Program, which is sponsored by the ABA Retirement Funds (“ARF”) (formerly called the American Bar Retirement Association). See Note 8 for changes to the Funds and the Program as of July 6, 2009. The objectives and principal strategies of the Funds are as follows:

Managed Funds

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of June 30, 2009, 42.3% of the Fund’s net assets were invested in the American Bar Association Members/State Street Collective Trust Intermediate Bond Fund.

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

Large-Cap Growth Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large, well established companies. Invests in common stocks and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund and the State Street Bank and Trust Company Russell 1000 Growth Index Securities Non Lending Fund, separate State Street Bank collective investment funds which invest in securities contained in the Russell 1000 Growth Index. As of June 30, 2009, 27.0% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Lending Fund and 5.2% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Growth Index Securities Non Lending Fund. These underlying funds’ annual financial statements are available from State Street Bank upon request.

Large-Cap Value Equity Fund—long term growth of capital and dividend income through investment in common stocks, primarily of large capitalization companies believed to be undervalued. Invests in common stocks and the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund and the State Street Bank and Trust Company Russell 1000 Value Index Securities Non Lending Fund, separate State Street Bank collective investment funds which invest in securities contained in the Russell 1000 Value Index. As of June 30, 2009, 21.0% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Lending Fund and 4.1% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Value Index Securities Non Lending Fund. These underlying funds’ annual financial statements are available from State Street Bank upon request.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Small-Cap Equity Fund—long term growth of capital through investment in common stocks of small companies believed to have strong appreciation potential. Invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund and the State Street Bank and Trust Company MidCap 400 Index Non Lending Fund, separate State Street Bank collective investment funds which invest in securities contained in the Russell 2000 Index. As of June 30, 2009, 10.1% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Fund and 2.2% of the Fund’s net assets were invested in the State Street Bank and Trust Company MidCap 400 Index Non Lending Fund. These funds’ annual financial statements are available from State Street Bank upon request.

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity. Currently, SARF invests all of its assets in the State Street Bank ABA Members/Pooled Stable Asset Fund Trust (“SAFT”), a separate State Street Bank collective investment fund which invests in investment contracts (“Traditional Investment Contracts”), “Synthetic GICs”, which represent individual high quality fixed income and asset-backed securities subject to benefit responsive wrap contracts issued by financial institutions, and collective investment funds maintained by State Street Bank that invest in high quality fixed income and asset backed securities. SAFT also invests a portion of its assets in the State Street Bank and Trust Company Short Term Investment Fund (“STIF”), a short-term income collective investment fund maintained by State Street Bank in order to maintain liquidity for SAFT (a so-called cash buffer, the “Cash Buffer”). The Stable Asset Return Fund is the only investor in SAFT, while retirement plans other than those adopted under the Program also invest in STIF. The annual financial statements of STIF and SAFT are available from State Street Bank upon request.

Index Funds

Bond Index Fund—replication of the total return of the U.S. investment-grade bond market represented by the Barclays Capital U.S. Aggregate Bond Index. Currently 100% of the Fund’s net assets are invested indirectly through the State Street Bank and Trust Company Passive Bond Market Index Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

Index Equity Fund—replication of the total return of the Russell 3000 Index. Currently invests 100% of the Fund’s net assets in the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund and the State Street Bank and Trust Company Russell 3000 Index Securities Non Lending Fund, separate State Street Bank collective investment funds which invest in securities contained in the Russell 3000 Index. As of June 30, 2009, 83.7% of the Fund’s net assets were invested in the Lending Fund and 16.6% were invested in the Non Lending Fund. These underlying funds’ annual financial statements are available from State Street Bank upon request.

Mid-Cap Index Equity Fund—replication of the total return of the portion of the U.S. stock market represented by the S&P Mid Cap 400 Index. Currently 100% of the Fund’s net assets are invested indirectly through the State Street Bank and Trust Company S&P Mid-Cap Index Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Small-Cap Index Equity Fund—replication of the total return of the portion of the U.S. stock market represented by the Russell 2000 Index. Currently 100% of the Fund’s net assets are invested indirectly through the State Street Bank and Trust Company Russell 2000 Index Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. This underlying fund’s annual financial statements are available from State Street Bank upon request.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

The Retirement Date Funds utilize a broad range of asset classes and an annual rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to retirement. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies with low tracking error. Each of the Funds currently invests 100% of the Fund’s assets between two separate State Street Bank and Trust Company collective investment funds listed below.

Lifetime Income Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement Income Securities Lending Series Fund and the State Street Bank and Trust Company— SSgA Target Retirement Income Securities Non Lending Series Fund. As of June 30, 2009, 83.9% of the Fund’s net assets were invested in the Lending Fund and 16.2% were invested in the Non Lending Fund.

2010 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement 2010 Securities Lending Series Fund and the State Street Bank and Trust Company—SSgA Target Retirement 2010 Securities Non Lending Series Fund. As of June 30, 2009, 83.9% of the Fund’s net assets were invested in the Lending Fund and 16.2% were invested in the Non Lending Fund.

2020 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement 2020 Securities Lending Series Fund and the State Street Bank and Trust Company—SSgA Target Retirement 2020 Securities Non Lending Series Fund. As of June 30, 2009, 84.0% of the Fund’s net assets were invested in the Lending Fund and 16.1% were invested in the Non Lending Fund.

2030 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement 2030 Securities Lending Series Fund and the State Street Bank and Trust Company—SSgA Target Retirement 2030 Securities Non Lending Series Fund. As of June 30, 2009, 84.0% of the Fund’s net assets were invested in the Lending Fund and 16.0% were invested in the Non Lending Fund.

2040 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement 2040 Securities Lending Series Fund and the State Street Bank and Trust Company—SSgA Target Retirement 2040 Securities Non Lending Series Fund. As of June 30, 2009, 84.1% of the Fund’s net assets were invested in the Lending Fund and 16.0% were invested in the Non Lending Fund.

Each of these underlying funds’ annual financial statements is available from State Street Bank upon request.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

All the Funds may invest in STIF or the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund (“YES”), an enhanced short-term income collective investment fund maintained by State Street Bank. The annual financial statements of STIF and YES are available from State Street Bank upon request.

Funds in the Trust that participate directly in securities lending may have cash collateral invested in the State Street Quality D Short-Term Investment Fund (“Quality D”). State Street Bank and Trust Company serves as the trustee for Quality D. For purposes of daily admissions and redemptions, the short-term portfolio instruments in Quality D are currently valued on the basis of amortized cost, as provided for in the Declaration of Trust of Quality D. Participant units in Quality D are issued and redeemed on each business day (“valuation date”). Participant units in Quality D are currently purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market based net asset value of Quality D, the trustee of Quality D may in its discretion determine that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the Quality D unit holders. In these circumstances, the trustee of Quality D, in its sole discretion and acting in a manner it deems appropriate and fair on behalf of all of the Quality D unit holders, may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to participants until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

The trustee for Quality D has informed the Trust that it believes that the current disparity between the constant or amortized cost net asset value and the net asset value based on fair market value is primarily attributable to unrealized losses on longer duration instruments stemming from a lack of liquidity in the secondary market rather than from any impairment to the underlying assets. The trustee of Quality D continues to believe that these longer duration instruments will mature at par and that selling these assets in the short term would result in significant realized losses that would not be in the best interest of all participants in Quality D. Accordingly, the trustee for Quality D has applied withdrawal safeguards. In order to maintain long term value for all investors in Quality D, any investor in Quality D, including the Funds of the Trust, that expressly or otherwise effectively terminates its participation in the securities lending program would, on redemption, receive an in-kind pro rata share of the securities held by Quality D. The trustee of Quality D continues, however, to transact normal daily activity, such as new loans, loan returns plan participant-directed transactions and daily marks to market, at $1.00. The financial statements of Quality D are available from State Street Bank upon request.

State Street Bank collective investment funds, in which the Funds invest, may participate in securities lending and may invest their cash collateral in State Street Bank Quality Trust (“Quality Trust”), or in the State Street Super Collateral Short-Term Investment Fund (“Super C”), funds that operate similar to Quality D (collectively with Quality D, the “Cash Collateral Funds”). These funds also have experienced discrepancies between constant asset values and net asset values based on fair market values of these securities for the same reasons as described above, and also have imposed withdrawal safeguards for participants terminating participation in the securities lending program although the trustee of Quality Trust and Super C currently permit limited monthly withdrawals by investors in Quality Trust and Super C. The financial statements of Quality Trust and Super C are available from State Street Bank upon request.

The Cash Collateral Funds’ per unit net asset values, and the net asset value of the Funds investing in Cash Collateral Funds, reflected in the financial statements are based on United States generally accepted accounting principles (“GAAP”) and differ from the per unit net asset values calculated for purpose of transactions experienced by participants in their accounts. The difference is driven by the GAAP valuation of the securities lending Cash Collateral Funds (See Note 6). Such difference in valuation as of June 30, 2009 has been reduced somewhat from the difference in valuation as of December 31, 2008, reflecting higher GAAP valuations of the Cash Collateral Funds on June 30, 2009.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a holding company registered under the Federal Bank Holding Company Act of 1956, as amended.

State Street has delegated to State Street Bank the responsibility to provide certain services to the Collective Trust on behalf of State Street. In addition, State Street Bank is the primary custodian and, based on instructions from ING Institutional Plan Services, LLC, a Delaware limited liability company (“ING Services”), as discussed below, effects investment and transfer transactions and distributes all benefits provided by the plans to the participants or, in the case of some individually designed plans, to the trustees of such plans. State Street Bank was, through April 30, 2009, responsible for certain recordkeeping and administrative services required by the Program. Effective May 1, 2009, ING Services or an affiliate thereof, provides recordkeeping, communication, marketing and administration services to the Program. ING Services is responsible for the maintenance of individual account records or accrued benefit information for participants whose employers choose to have the Program’s administrator maintain those account records. ING Services also provides certain account and investment information to employers and participants, manages the receipt of all plan contributions, forwards investment and transaction instructions to the appropriate parties and forwards instructions relating to distribution of benefits provided by the plans.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Other securities may be priced using a pricing matrix to determine the value of fixed income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds. Exchange traded funds that were used during the realignment of certain Funds in the program described in Note 8 were priced based on readily available closing market prices. Each of these funds uses fair value pricing in determining their net asset values.

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

The short-term portfolio instruments of YES and STIF are valued on the basis of amortized cost, which approximates fair value, unless otherwise determined by the trustees of such fund. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates or changes in the creditworthiness of the issuer of the instrument on the market value of the instrument.

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

•

Level 2 – other significant observable inputs. Observable inputs are inputs that other market participants would use in valuing a portfolio instrument. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others in active markets and markets that are not active

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

B. Recent Accounting Pronouncement

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FAS 157-4) which amends FASB Statement No. 157 “Fair Value Measurements” (FAS 157), provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased, and includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FAS 157-4 is effective for fiscal years ending and interim periods after June 15, 2009. The Funds have adopted FSP 157-4 effective June 30, 2009. The following is a summary of the inputs used in valuing the Funds’ assets and liabilities, as well as a reconciliation of Level 3 assets for which significant unobservable inputs were used in determining value:

Intermediate Bond Fund	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$2,699,463	$—	$2,699,463
U.S. Government & Agency Obligations	—	191,888,808	—	191,888,808
Foreign Government Obligations	—	1,708,768	—	1,708,768
Municipals	—	15,842,625	—	15,842,625
Corporate Bonds	—	93,129,033	—	93,129,033
Bank Loans	—	13,954,671	—	13,954,671
Common Stock and/or Other Equity Investments Financials	1,177,455	—	—	1,177,455
Short-Term Investments	—	30,978,785	—	30,978,785
Derivatives*	3,206,930	134,044	65,502	3,406,476

Total	$4,384,385	$350,336,197	$65,502	$354,786,084

Liabilities
Options Written, at Value	$—	$(10,482)	$—	$(10,482)
Derivatives*	(55,882)	(330,383)	—	(386,265)

Total	$(55,882)	$(340,865)	$—	$(396,747)

*	Derivatives include unrealized appreciation/depreciation on open futures contracts, foreign forward currency contracts, and interest rate swap contracts.

Intermediate Bond Level 3 Roll Forward	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments *
Balance as of January 1, 2009	$(2,176,808)
Accrued discounts/premiums	—
Realized gain (loss)	(2,004,950)
Change in unrealized appreciation (depreciation)	2,242,310
Net purchases sales	2,004,950
Net transfers in and/or out of Level 3	—

Balance as of June 30, 2009	$65,502

Net change in unrealized appreciation (depreciation) from investments still held at June 30, 2009	$34,671

*	Other financial instruments are derivatives instruments including interest rate swap contracts, which are valued at the unrealized appreciation/depreciation on the instrument.

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$9,022,915	$—	$—	$9,022,915
Communications	24,017,103	—	—	24,017,103
Consumer, Cyclical	17,416,895	—	—	17,416,895
Consumer, Non-Cyclical	49,059,100	—	—	49,059,100
Energy	13,795,943	—	—	13,795,943
Financial	17,073,093	—	—	17,073,093
Industrial	12,322,979	—	—	12,322,979
Technology	14,443,299	—	—	14,443,299
Utilities	1,731,186	—	—	1,731,186
Collective Investment Funds	—	118,607,336	—	118,607,336
Short-Term Investments	—	24,522,982	—	24,522,982

Total	$158,882,513	$143,130,318	$—	$302,012,831

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Index Equity Fund	Level 1	Level 2	Level 3
Assets
Collective Investment Funds	$—	$225,205,808	$—

Total	$—	$225,205,808	$—

International Equity Fund	Level 1	Level 2	Level 3	Total
Assets

Common Stock and/or Other Equity Investments
Australia	$—	$3,641,780	$—	$3,641,780
Austria	—	821,061	—	821,061
Belgium	—	702,266	—	702,266
Bermuda	704,132	706,480	—	1,410,612
Brazil	5,346,145	—	—	5,346,145
Canada	4,570,682	—	—	4,570,682
China	—	4,622,469	—	4,622,469
Denmark	—	2,206,205	—	2,206,205
Egypt	369,740	—	—	369,740
Finland	—	893,992	—	893,992
France	—	15,843,659	—	15,843,659
Germany	—	10,127,034	—	10,127,034
Greece	—	1,247,733	—	1,247,733
Hong Kong	—	4,860,165	—	4,860,165
India	1,311,598	—	—	1,311,598
Ireland	—	331,435	—	331,435
Israel	1,011,470	—	—	1,011,470
Italy	—	3,451,790	—	3,451,790
Japan	—	21,556,203	—	21,556,203
Korea, Republic of	464,167	752,797	—	1,216,964
Mexico	1,496,814	—	—	1,496,814
Netherlands	1,184,592	3,367,513	—	4,552,105
Norway	—	1,823,816	—	1,823,816
Russia	472,704	—	—	472,704
Singapore	—	2,360,704	—	2,360,704
Spain	—	4,592,020	—	4,592,020
Sweden	—	1,216,901	—	1,216,901
Switzerland	—	9,545,206	—	9,545,206
Taiwan	433,180	—	—	433,180
United Kingdom	—	28,069,568	—	28,069,568
Exchange Traded Investment Funds	3,379,724	—	—	3,379,724
Short-Term Investments	—	14,759,111	—	14,759,111

Total	$20,744,948	$137,499,908	$—	$158,244,856

Large-Cap Growth Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$5,732,562	$—	$—	$5,732,562
Communications	57,440,245	—	—	57,440,245
Consumer, Cyclical	30,520,560	—	—	30,520,560
Consumer, Non-Cyclical	63,746,413	—	—	63,746,413
Energy	19,321,513	—	—	19,321,513
Financial	24,671,049	—	—	24,671,049
Industrial	21,248,706	—	—	21,248,706
Technology	43,958,826	—	—	43,958,826
Utilities	2,170,255	—	—	2,170,255
Collective Investment Funds	—	127,851,600	—	127,851,600
Short-Term Investments	—	48,153,961	—	48,153,961

Total	$268,810,129	$176,005,561	$—	$444,815,690

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Large-Cap Value Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$1,994,474	$—	$—	$1,994,474
Communications	29,524,682	—	—	29,524,682
Consumer, Cyclical	8,208,958	—	—	8,208,958
Consumer, Non-Cyclical	34,797,306	—	—	34,797,306
Energy	26,174,150	—	—	26,174,150
Financial	26,864,164	—	—	26,864,164
Industrial	8,341,947	—	—	8,341,947
Technology	1,686,642	—	—	1,686,642
Utilities	2,415,307	—	—	2,415,307
Collective Investment Funds	—	48,636,688	—	48,636,688
Short-Term Investments	—	20,598,457	—	20,598,457

Total	$140,007,630	$69,235,145	$—	$209,242,775

Mid-Cap Value Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$1,604,345	$—	$—	$1,604,345
Communications	2,179,167	—	—	2,179,167
Consumer, Cyclical	5,788,544	—	—	5,788,544
Consumer, Non-Cyclical	8,560,821	—	—	8,560,821
Diversified	382,978	—	—	382,978
Energy	2,584,163	—	299,256	2,883,419
Financial	11,103,093	—	—	11,103,093
Industrial	7,747,036	—	—	7,747,036
Technology	2,452,834	—	—	2,452,834
Utilities	4,531,017	—	—	4,531,017
Exchange Traded Investment Funds	1,671,270	—	—	1,671,270
Short-Term Investments	—	12,286,553	—	12,286,553

Total	$48,605,268	$12,286,553	$299,256	$61,191,077

Mid-Cap Value Equity Fund Level 3 Roll Forward				Common Stock and/or Other Equity Investments
Balance as of January 1, 2009				$1,218,071
Accrued discounts/premiums				—
Realized gain (loss)				—
Change in unrealized appreciation (depreciation)				(416,299)
Net purchases sales				—
Net transfers in and/or out of Level 3				(502,516)

Balance as of June 30, 2009				$299,256

Net change in unrealized appreciation (depreciation) from investments still held at June 30, 2009				$(139,518)

Small-Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$3,285,760	$—	$—	$3,285,760
Communications	9,815,837	—	—	9,815,837
Consumer, Cyclical	16,584,710	—	—	16,584,710
Consumer, Non-Cyclical	27,873,201	—	—	27,873,201
Energy	5,018,830	—	—	5,018,830
Financial	13,003,973	—	—	13,003,973
Industrial	12,075,115	—	—	12,075,115
Technology	11,050,055	—	—	11,050,055
Utilities	1,782,280	—	—	1,782,280
Exchange Traded Investment Funds	22,340,863	—	—	22,340,863
Collective Investment Funds	—	17,212,334	—	17,212,334
Short-Term Investments	—	68,404,860	—	68,404,860

Total	$122,830,624	$85,617,194	$—	$208,447,818

Mid-Cap Growth Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$4,081,231	$—	$—	$4,081,231
Communications	8,383,955	—	—	8,383,955
Consumer, Cyclical	11,275,251	—	—	11,275,251
Consumer, Non-Cyclical	15,525,574	—	—	15,525,574
Energy	5,420,332	—	—	5,420,332
Financial	4,833,983	—	—	4,833,983
Industrial	5,247,475	—	—	5,247,475
Technology	12,051,959	—	—	12,051,959
Utilities	953,203	—	—	953,203
Short-Term Investments	—	24,394,916	—	24,394,916

Total	$67,772,963	$24,394,916	$—	$92,167,879

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Stable Asset Return Fund	Level 1	Level 2	Level 3
Assets
Collective Investment Funds	$—	$1,013,049,392	$—

Total	$—	$1,013,049,392	$—

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3
Assets
Collective Investment Funds	$—	$25,991,060	$—

Total	$—	$25,991,060	$—

2010 Retirement Date Fund	Level 1	Level 2	Level 3
Assets
Collective Investment Funds	$—	$49,838,681	$—

Total	$—	$49,838,681	$—

2020 Retirement Date Fund	Level 1	Level 2	Level 3
Assets
Collective Investment Funds	$—	$79,509,979	$—

Total	$—	$79,509,979	$—

2030 Retirement Date Fund	Level 1	Level 2	Level 3
Assets
Collective Investment Funds	$—	$57,203,442	$—

Total	$—	$57,203,442	$—

2040 Retirement Date Fund	Level 1	Level 2	Level 3
Assets
Collective Investment Funds	$—	$37,858,018	$—

Total	$—	$37,858,018	$—

International Index Equity Fund	Level 1	Level 2	Level 3
Assets
Collective Investment Funds	$—	$6,355,684	$—

Total	$—	$6,355,684	$—

Small-Cap Index Equity Fund	Level 1	Level 2	Level 3
Assets
Collective Investment Funds	$—	$4,458,308	$—

Total	$—	$4,458,308	$—

Mid-Cap Index Equity Fund	Level 1	Level 2	Level 3
Assets
Collective Investment Funds	$—	$4,518,611	$—

Total	$—	$4 ,518,611	$—

Large-Cap Index Equity Fund	Level 1	Level 2	Level 3
Assets
Collective Investment Funds	$—	$9,021,514	$—

Total	$—	$9,021,514	$—

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Bond Index Fund	Level 1	Level 2	Level 3
Assets
Collective Investment Funds	$—	$15,976,196	$—

Total	$—	$15,976,196	$—

C. Stable Asset Return Fund

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Synthetic investment contracts represent individual high quality fixed income and asset-backed securities subject to benefit responsive wrap contracts issued by financial institutions. Individual assets of the synthetic investment contract are generally valued at representative quoted market prices. Short-term securities, if any, are stated at amortized cost, which approximates market value. Debt securities are valued on the basis of valuations furnished by a pricing service approved by the Trustee, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in registered investment companies or collective investment funds are valued at the net asset value per share/unit on the valuation date. Securities for which market quotations are not readily available, or that have quotations which management believes are not appropriate, are valued at fair value as determined in good faith by the Trustee. The fair value of the wrap contracts is determined using the market approach discounting methodology which incorporates the difference between current market level rates for contract level wrap fees and the wrap fee being charged. The difference is calculated as a dollar value and discounted by the prevailing interpolated swap rate as of period end.

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

A synthetic GIC is a wrap contract paired with an underlying investment or investments, usually a portfolio of high-quality, intermediate term fixed income securities. Events disqualifying an underlying investment include but are not limited to bankruptcy of the security issuer or default or restricted liquidity of the security. The portfolio is owned by SAFT. SAFT purchases a wrap contract from an insurance company, bank or other financial services institution. The portfolio, coupled with the wrap contract, attempts to replicate the characteristics of a traditional GIC.

Synthetic GICs generally require a Cash Buffer of a certain level to be maintained in order to provide liquidity for the stable value fund. The wrap contracts in place as of June 30, 2009 held by SAFT require a Cash Buffer of a minimum of 20% of the net asset value of SAFT. At June 30, 2009, the Cash Buffer was 28% of such net assets.

A synthetic GIC attempts to protect principal and accumulated interest and credits a stated interest rate for a specified period of time (e.g. monthly or quarterly). Under the terms of the wrap contracts, assets subject to synthetic GICs are credited at a rate (the “Crediting Rate”) agreed to with the issuer of the benefit responsive contract (which rate is adjusted periodically, but not below zero, to reflect the performance of the underlying securities of the synthetic GIC) for purposes of permitting the contract to be benefit responsive. Investment gains and losses are amortized over the expected duration through the calculation of the applicable Crediting Rate to SAFT on a prospective basis. The Crediting Rate is primarily based on the current yield-to-maturity of the covered investments, plus or minus amortization of the difference between the market value and contract value of the covered investments over the duration of the covered investments at the time of computation. The Crediting Rate is most impacted by the change in the annual effective yield to maturity of the underlying securities, but is also affected by the differential between the contract value and the market value of the covered investments. This difference is amortized over the duration of the covered investments. Depending on the change in duration from each reset period, the magnitude of the impact to the Crediting Rate of the contract to market difference is heightened or lessened. The Crediting Rate can be adjusted periodically and is usually adjusted either monthly or quarterly, but in no event is the Crediting Rate less than zero. The Crediting Rate may be impacted amongst other things, by volatility and illiquidity in the fixed-income securities market. If the market value of the underlying investments held by SAFT as a whole is lower than their contract value, the Crediting Rate may be lower than the return on the underlying investments. Significant additional contributions from participants may in certain cases increase market value attributed to the underlying investments and increase the Crediting Rate and SAFT’s return. Redemptions may have an opposite effect, where if SAFT experiences significant redemptions when the market value is below the contract value, SAFT’s return and Crediting Rate may be reduced to zero.

iii. Events Limiting Contract Value Treatment

Investment contracts are valued at contract value principally because participants are able to transact at contract value when initiating benefit responsive withdrawals, taking loans or making investment option

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

For example, retirement benefit payments which occur because an employer has offered a subsidized early retirement program will not transact at contract value unless the scope of the program is not material or the investment contract includes a “contract value corridor”. Whether an employer initiated event is probable is foremost within the knowledge of the employer, but in the normal course may be communicated to the investment manager of SAFT. While the investment manager may take action to minimize or eliminate the impact of the employer initiated event, there is no assurance that the issuer will continue to transact at contract value once the corridor is used. In that case, SAFT would be unable to maintain the ability to transact at contract value. As of June 30, 2009, the occurrence of an event that would limit the ability of SAFT to transact at contract value with the participants in SAFT is not probable.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

Effective January 2009, Bank of America announced it will not be accepting any new participant cash flows into the global wrap contracts, unless otherwise determined by Bank of America which it has not done as of this date. The other three wrap contract providers have taken the same action as Bank of America. In addition, UBS AG, Stamford Branch, one of the wrap providers, has determined to terminate its wrap contract effective as of October 26, 2009, subject to providing certain wrap protection during a wind-down period to be determined by State Street Bank and the wrap provider. At the discretion of State Street, net new participant cash flows will be invested in traditional GICs or in the Cash Buffer on a going forward basis, although the Trustee continues to seek to identify additional and replacement wrap providers.

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

viii. Adjustments to Contract Value

At June 30, 2009, all investment contracts held by SAFT were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the Trust’s fully benefit-responsive investment contracts during 2009 is reflected below:

	June 30, 2009	December 31, 2008	Change
Net assets at fair value	$1,015,307,098	$976,459,379	$38,847,719
Net assets (at contract value)	1,010,036,897	969,171,710	40,865,187
Adjustment to contract value	(5,270,201)	(7,287,669)	2,017,468

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Sensitivity Analysis

The following tables are intended to provide analyses of the sensitivity of Crediting Rate to future interest changes. These are estimates calculated based on current Crediting Rate calculations, and are not intended to serve as a projection or guarantee of future rates of return to be earned by SAFT.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2009	2.73%
September 30, 2009		2.72%	2.81%	2.95%	3.00%
December 31, 2009		2.54%	2.70%	2.99%	3.12%
March 31, 2010		2.38%	2.60%	3.03%	3.23%
June 30, 2010		2.23%	2.52%	3.06%	3.32%

Hypothetical change in current yield and 10% participant transactions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2009	2.73%
September 30, 2009		2.90%	2.92%	2.91%	2.88%
December 31, 2009		2.69%	2.79%	2.96%	3.02%
March 31, 2010		2.51%	2.68%	3.00%	3.14%
June 30, 2010		2.35%	2.59%	3.03%	3.24%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	2.03%
Based on interest rate credited to participants (2)	2.67%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on June 30, 2009 by the fair value of investments on June 30, 2009.
(2)	Computed by dividing the annualized one-day earnings credited to participants on June 30, 2009 by the fair value of investments on June 30, 2009.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

D. Security Transactions and Related Investment Income

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

All securities lending income earned by the Funds in the Trust is credited on a cash basis generally in the month following the month in which it is earned due to the immateriality of the amounts. This method is applied to the income both from the Funds lending securities directly and from collective investment funds in which certain Funds are invested and which lend a portion of their securities.

E. Foreign Currency Transactions

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

F. Income Taxes

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. Based on management’s analysis for the Collective Trust under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”) for the open tax years (calendar years ended December 31, 2005-2008), management determined that no uncertainties would have a material impact on the Collective Trust’s financial statements. FIN 48 establishes financial accounting and disclosure requirements for recognition and

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

measurement of tax positions taken or expected to be taken on a U.S. income tax return. However, management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof.

G. Sales and Redemptions of Units of Participation and Distributions

The units offered represent interests in the Funds established under the Trust. The Trust may offer and sell an unlimited number of units. Each unit will be offered and sold daily at the offering Fund’s net asset value.

Pursuant to the Trust’s Declaration of Trust, the Funds are not required to distribute their net investment income or gains from the sale of portfolio investments.

H. TBA Commitments and Roll Transactions

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

I. Futures Contracts

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

At June 30, 2009, the Intermediate Bond Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar Futures	604	$146,515,082	March 2010	$2,710,668
90 Day Eurodollar Futures	286	70,641,925	December 2009	211,000
90 Day Eurodollar Futures	92	22,678,000	June 2010	(33,350)
90 Day Euribor Futures	5	1,715,785	September 2010	3,330
Germany Federal Republic Bonds	51	8,483,374	September 2009	174,085
Germany Federal Republic Bonds	29	4,660,398	September 2009	33,567
Sterling Futures	7	1,407,842	June 2010	788
Sterling Futures	8	1,603,452	September 2010	(1,814)
U.K. Treasury Bonds	22	4,246,636	September 2009	26,417

				$3,124,691

J. Forward Foreign Currency Contracts

The Intermediate Bond Fund and the International Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of June 30, 2009, the Intermediate Bond Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Japanese Yen	209,156,000	$2,176,464	7/02/09	$(7,471)
Purchase	Mexican Peso	74,039	5,486	11/27/09	20
Sale	Euro	1,613,000	2,275,820	7/02/09	14,395
Sale	Euro	266,000	371,824	7/27/09	(1,110)
Sale	Euro	3,210,000	4,504,105	8/05/09	3,680
Sale	Pound Sterling	425,000	686,945	7/02/09	(12,137)
Sale	Pound Sterling	425,000	699,379	8/05/09	321
Sale	Japanese Yen	209,156,000	2,189,989	7/02/09	20,996
Sale	Japanese Yen	209,156,000	2,177,531	8/05/09	7,663

					$26,357

K. Interest Rate Swap Contracts

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

At June 30, 2009, the Intermediate Bond Fund held the following interest rate swap contracts:

				Rate Type
Notional Amount	Net Cost/ (Proceeds)	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate	Unrealized Appreciation/ (Depreciation)
15,100,000 BRL	$(137,999)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (b)	10.115%	$(194,041)
4,000,000 BRL	(35,463)	UBS (a)	01/02/2012	CDI-Brazil (b)	10.575%	(18,066)
1,700,000 BRL	(9,003)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (b)	12.540%	35,466
2,000,000 BRL	9,641	Merrill Lynch (a)	01/02/2012	CDI-Brazil (b)	14.765%	65,502
400,000 EUR	238	UBS (a)	10/15/2010	CPI - France (c)	2.146%	22,732
11,300,000 GBP	9,698	Barclays (a)	03/17/2012	6 Month GBP LIBOR	3.000%	(118,276)
73,600,000 MXN	15,386	Merrill Lynch (a)	11/04/2016	MXN-TIIE-Banxico (d)	8.170%	75,846

	$(147,502)					$(130,837)

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI – Brazil is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(c)	CPI – France is the Consumer Price Index of France.
(d)	MXN – TIIE – Banxico is the Mexican Peso Floating Rate as published by El Banco de Mexico.

L. Option and Swaption Contracts

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

Notes to Financial Statements—Continued

(Unaudited)

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

A summary of the written put options for the six-month period ended June 30, 2009 is as follows:

Written Put Option Contracts	Number of Contracts	Premium
Outstanding, beginning of year	—	$—
Options written	39	13,553
Options exercised	—	—
Options expired	—	—
Options closed	—	—

Outstanding, period end	39	$13,553

For the six-month period ended June 30, 2009, the Fund had not written any call options or entered into any swaption contracts.

M. Additional Derivative Disclosure

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

The Intermediate Bond Fund has entered into interest rate swap agreements. Interest rate swaps provide the Fund with an effective and usually less expensive means to adjust quickly portfolio duration, maturity mix and sector exposure. Interest rate swap agreements involve the exchange by the Fund with another party of their respective commitments to pay or receive interest with respect to the notional amount of principal. Swap agreements are privately negotiated agreements between the Fund and counterparty. Swaps are marked to market daily based upon values from third party vendors or quotations from market makers to the extent available and the change in value, if any, is recorded as an unrealized gain or loss on the Statements of Assets and Liabilities. In the event that market quotations are not readily available or deemed reliable, certain swap agreements may be valued pursuant to guidelines established by the Trustees. Payments received or made at the beginning of the measurement period are reflected as such on the Statements of Assets and Liabilities and represent payments made or received upon entering into the swap agreement to compensate for differences between the stated terms of the swap agreement and prevailing market conditions (credit spreads, currency exchange rates, interest rates, and other relevant factors). These upfront payments are recorded as realized gains or losses on the Statements of Operations upon termination or maturity of the swap. A liquidation payment received or made at the termination of the swap is recorded as realized gain or loss on the Statements of Operations. Net periodic payments received or paid by a Fund are included as part of realized gains or losses on the Statements of Operations. Entering into these agreements involves, to varying degrees, elements of credit, market and documentation risk in excess of the amounts recognized on the Statements of Assets and Liabilities. Such risks involve the possibility that there will be no liquid market for these agreements, that the counterparty to the agreements may default on its obligation to perform or disagree as to the meaning of contractual terms in the agreements and that there may be unfavorable changes in interest rates.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Intermediate Bond Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received by, the Intermediate Bond Fund for each type of derivative contract at June 30, 2009 are presented as Deposit with broker or Due to broker, respectively, on the accompanying Statement of Assets and Liabilities.

At June 30, 2009, the Intermediate Bond Fund had the following derivatives (not designated as hedges under SFAS 133), grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Intermediate Bond Fund	Futures Contracts (a)	$3,159,855	$—	$—	$—	$3,159,855
	Forward Contracts (b)	—	47,075	—	—	47,075
	Swap Contracts (c)	215,808	—	—	—	215,808

	Total Value	$3,375,663	$47,075	$—	$—	$3,422,738

Each of the above derivatives are located in the following Statement of Assets and Liabilities accounts.

(a)	Receivable for futures variation margin, Net Assets Unrealized-Appreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note I: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized appreciation of forward currency exchange contracts
(c)	Swap contracts, at value

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Liability Derivatives

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Intermediate Bond Fund	Futures Contracts (a)	$35,164	$—	$—	$—	$35,164
	Forward Contracts (b)	—	20,718	—	—	20,718
	Swap Contracts (c)	494,147	—	—	—	494,147
	Written Options (d)	10,482	—	—	—	10,482

	Total Value	$539,793	$20,718	$—	$—	$560,511

Each of the above derivatives are located in the following Statement of Assets and Liabilities accounts.

(a)	Payable for futures variation margin, Net Assets Unrealized-Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note I: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized depreciation of forward currency exchange contracts
(c)	Swap contracts, at value
(d)	Options written, at value

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Intermediate Bond Fund	Realized gain (loss)
	Futures Contracts (a)	$4,966,668	$—	$—	$—	$4,966,668
	Forward Contracts (b)	—	(486,157)	—	—	(486,157)
	Swap Contracts (c)	(8,555,904)	—	—	—	(8,555,904)

	Total Value	$(3,589,236)	$(486,157)	$—	$—	$(4,075,393)

Each of the above derivatives are located in the following Statement of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (statement of operations includes both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Intermediate Bond Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$(5,428,745)	$—	$—	$—	$(5,428,745)
	Forward Contracts (b)	—	539,076	—	—	539,076
	Swap Contracts (c)	21,007,021	—	—	—	21,007,021
	Written Options (d)	3,071	—	—	—	3,071

	Total Value	$15,581,347	$539,076	$—	$—	$16,120,423

Each of the above derivatives are located in the following Statement of Operations accounts.

(a)	Net unrealized appreciation/(depreciation) futures contracts
(b)	Net unrealized appreciation/(depreciation) foreign currency transactions (statement of operations includes both forwards and foreign currency transactions)
(c)	Net unrealized appreciation/(depreciation) swap contracts
(d)	Change in net unrealized appreciation (depreciation) on written options

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

The volumes indicated in the associated futures, forward foreign currency and interest rate swap footnotes are indicative of the amounts throughout the period.

N. Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

O. Indemnifications

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

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees paid to each investment advisor during the six-month period ended June 30, 2009 are listed below.

Investment Advisor	Fee Rate Range Highest to Lowest
Alliance Capital Management L.P. (Large-Cap Value Equity)	.50% to .15%
Capital Guardian Trust Company (Large-Cap Growth Equity and Balanced)	.50% to .225%
JP Morgan Fleming Asset Management Limited (International Equity)	.75% to .45%
Pacific Investment Management Company (Intermediate Bond)	.50% to .25%
Philadelphia International Advisors LP (International Equity)	.75% to .45%
Smith Asset Management Group, LP (Small-Cap Equity)	.85% to .45%
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	.50% to .35%
Turner Investment Partners (Mid-Cap Growth Equity)	.65% to .55%
Wellington Management Company, LLP (Mid-Cap Value Equity)	.75% to .55%
Wellington Management Company, LLP (Small-Cap Equity)	.90% to .70%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Investment Advisor	Fees for the Period Ended June 30, 2009
Alliance Capital Management L.P. (Large-Cap Value Equity)	$220,507
Capital Guardian Trust Company (Balanced)	188,112
Capital Guardian Trust Company (Large-Cap Growth Equity)	153,078
JP Morgan Fleming Asset Management Limited (International Equity)	203,545
Pacific Investment Management Company (Intermediate Bond)	530,471
Philadelphia International Advisors LP (International Equity)	151,490
Smith Asset Management Group, LP (Small-Cap Equity)	180,856
T. Rowe Price Associates, Inc. (Large-Cap Growth Equity)	257,234
Turner Investment Partners (Mid-Cap Growth Equity)	203,783
Wellington Management Company, LLP (Mid-Cap Value Equity)	154,164
Wellington Management Company, LLP (Small-Cap Equity)	288,267

$2,531,507

A separate program fee (“Program fee”) is paid to each the Program recordkeeper and ARF. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds. (During the period of January 1, 2009 and April 30,2009 in which State Street Bank served as recordkeeper, State Street did not receive any fees or payments in respect of expenses from the Collective Trust. Rather, State Street was entitled to payment for services from State Street Bank.)

The ARF Program fee is based on the value of Program assets and the following annual fee rates in effect during the six-month period ended June 30, 2009:

For the period January 1, 2009 through June 17, 2009:

Value of Program Assets	Rate of ARF Program Fees
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4 billion	.015%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

For the period June 18, 2009 through June 30, 2009:

Value of Program Assets	Rate of ARF Program Fees
First $3 billion	.075%
Next $1 billion	.065%
Next $1 billion	.035%
Next $1 billion	.025%
Over $6 billion	.015%

ARF received Program fees of $743,349 for the six-month period ended June 30, 2009. These fees are allocated to each Fund based on net asset value.

Since May 1, 2009, the Collective Trust pays a Program fee to ING Life equal to (A) $135,250 for each of the first twelve calendar months after that date, (B) $177,850 for each of the next twelve calendar months, and (C) $152,850 for each of the remaining calendar months of the term of the Program Services Agreement between the Collective Trust and ING Life; plus, for each calendar month of the term of the Program Services Agreement, a fee based on the aggregate assets of the Funds at the following annual rate:

Value of Assets	Rate of ING Life Program Expense Fee
First $4 billion	.470%
Next $1 billion	.360%
Next $1 billion	.215%
Over $6 billion	.220%

For the period from May 1, 2009 through June 30, 2009, the Program fee paid to ING Life was $2,646,964.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds as of the last Business Day of the preceding month. The Funds bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. This Program fee attributable to the portion of the Balanced Fund invested in the Intermediate Bond Fund are accrued and paid from the Intermediate Bond Fund, as applicable, not from such portion of the Balanced Fund. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Life and imposes penalties that reduce the Program fee if these service standards are not met. No service penalties were imposed for this period.

Prior to May 1, 2009, the Collective Trust paid a Program fee to State Street Bank based on the aggregate assets of the Funds at the following annual rate (excluding one-time project fees):

Value of Assets	Rate of State Street Bank Program Expense Fee
First $2 billion	.40%
Next $1 billion	.31%
Next $1 billion	.21%
Over $4 billion	.13%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

For the period from January 1, 2009 through April 30, 2009, the Program fee paid to State Street Bank was $3,588,754. The agreement between ABA Retirement Funds and State Street Bank had service standards similar to those contained in the Program Services Agreement and imposed similar penalties for failure to meet these standards. No service penalties were imposed for this period.

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

For the period February 1, 2009 through June 30, 2009:

Value of Assets in all Funds	Rate
First $1 billion	.202%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the six-month period ended June 30, 2009, State Street Bank received trustee, management and administration fees of $1,625,485.

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

Fund	Rate
Bond Index Fund	.04%
Large-Cap Index Equity Fund	.02%
Index Equity Fund	.05%
Mid-Cap Index Equity Fund	.05%
Small-Cap Index Equity Fund	.05%
International Index Equity Fund	.10%
Large-Cap Growth Equity Fund	.05%
Large-Cap Value Equity Fund	.05%
Small-Cap Equity Fund	.05%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

State Street Bank received the following fees paid from the Funds listed below during the period since inception through June 30, 2009:

Bond Index Fund (inception date February 4, 2009)	$1,295
Large-Cap Index Equity Fund (inception date February 9, 2009)	326
Index Equity Fund (fee inception date February 1, 2009)	42,973
Mid-Cap Index Equity Fund (inception date February 3, 2009)	331
Small-Cap Index Equity Fund (inception date February 3, 2009)	326
International Index Equity Fund (inception date March 3, 2009)	709
Large-Cap Growth Equity Fund (fee inception date February 1, 2009)	24,474
Large-Cap Value Equity Fund (fee inception date February 1, 2009)	9,412
Small-Cap Equity Fund (fee inception date February 1, 2009)	3,709

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the six-month period ended June 30, 2009, State Street Bank received Retirement Date Fund management fees of $113,657.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Period Ended June 30, 2009
	Purchases	Sales
Balanced Fund	$50,240,050	$58,300,402
Bond Index Fund	16,911,444	1,223,833
Index Equity Fund	45,948,045	49,603,847
Intermediate Bond Fund	33,504,141	44,986,014
International Equity Fund	33,769,561	38,329,981
International Index Equity Fund	5,985,597	1,842
Large-Cap Growth Equity Fund	90,560,183	101,973,607
Large-Cap Index Equity Fund	8,427,701	133,179
Large-Cap Value Equity Fund	47,336,727	53,029,893
Mid-Cap Growth Equity Fund	38,431,396	42,837,877
Mid-Cap Index Equity Fund	4,417,001	193,616
Mid-Cap Value Equity Fund	15,467,980	15,315,780
Small-Cap Equity Fund	102,200,651	109,280,316
Small-Cap Index Equity Fund	4,810,967	654,656
Lifetime Income Retirement Date Fund	6,217,546	8,867,618
2010 Retirement Date Fund	13,692,809	14,688,136
2020 Retirement Date Fund	21,486,624	19,754,657
2030 Retirement Date Fund	15,972,257	12,793,415
2040 Retirement Date Fund	12,119,085	7,927,314

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the Period Ended June 30, 2009
	Purchases	Sales
Intermediate Bond Fund	$2,986,475,027	$2,955,904,909

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

6. Securities Lending Income

The Funds in the Trust are authorized to participate in the Securities Lending Program administered by State Street Bank, under which securities held by the Funds are loaned by State Street Bank, as the Funds’ lending agent, to certain brokers and other financial institutions (the “Borrowers”). The Borrowers provide cash, securities or letters of credit as collateral against loans in an amount at least equal to 100% of the fair value of the loaned securities. The Borrowers are required to maintain the collateral at not less than 100% of the fair value of the loaned securities. Cash collateral is invested in the State Street Quality D Short-Term Investment Fund.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

At June 30, 2009, the Funds’ fair value of securities on loan and collateral value received at amortized cost and fair value for securities loaned was as follows:

		Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value*
Balanced	$21,236,231	$21,736,771	$20,683,228
Intermediate Bond	22,058,538	22,512,045	21,415,033
International Equity	13,529,346	14,101,380	13,414,220
Large-Cap Growth Equity	45,992,344	47,127,917	44,831,374
Large-Cap Value Equity	14,435,867	14,817,895	14,095,819
Mid-Cap Growth Equity	22,501,440	23,096,488	21,970,996
Mid-Cap Value Equity	11,790,855	12,227,087	11,631,261
Small-Cap Equity	65,927,110	67,654,942	64,358,117

As discussed in Note 1, units of Quality D continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain limitations on withdrawals would apply to redemptions in connection with discontinuing participation in the lending program. At June 30, 2009, the market value of the investments in Quality D, as reported by its trustee, was approximately 95.13% of amortized cost. Furthermore, as reported by the trustee as of June 30, 2009, all investments in Quality D were performing in accordance with their respective terms. The accompanying financial statements of the Funds and Retirement Date Funds have valued their direct and indirect investments in the Cash Collateral Funds at their fair values, and have recognized unrealized losses. However, the Funds and Retirement Date Funds have continued to value their investments in the Cash Collateral Funds for purposes of Participant transactions at the amortized cost based values used by the Cash Collateral Funds for daily transactions.

*	Collateral Received Fair Value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. The Funds receive a fee from the Borrowers to compensate for the revenue lost from the inability to generate income from the investment of cash collateral. Non-cash collateral can be held in the form of securities issued or guaranteed by the United States Government or its agencies or instrumentalities, convertible bonds denominated in US dollars, irrevocable bank letters of credit issued by a person other than the borrower or an affiliate of the borrower, or tri-party agreements backed by securities issued or guaranteed by the United States government or its agencies. Non-cash collateral held at June 30, 2009 was in amounts as follows:

Fund	Non-Cash Collateral Value
Balanced	$5,690

Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds would take possession of the securities.

7. Participant Ownership

As of June 30, 2009, the following funds had participants owning greater than 5% of the outstanding Units of a fund. One participant owned 8.37% of the outstanding Units of the Bond Index Fund. One participant owned 5.75% of the outstanding Units of the Large-Cap Index Equity Fund. One participant owned 5.15% of the outstanding Units of the Mid-Cap Index Equity Fund. Two participants owned 13.28% and 5.53% respectively, of the outstanding Units of the Small-Cap Index Equity Fund. In addition one participant owned 5.71% of the outstanding Units of the Lifetime Income Retirement Date Fund and one participant owned 6.19% of the outstanding Units of the 2010 Retirement Date Fund.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

8. Changes and Expected Changes to the Collective Trust

Previously it was anticipated that The Northern Trust Company (“Northern Trust”), through an affiliate, would become the trustee of the Collective Trust and would implement certain changes to the Funds after becoming trustee. As described in the Collective Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, it is likely that Northern Trust will not become trustee of the Collective Trust until a date in 2010 or conceivably later. In the interim, Northern Trust has been retained by the ABA Retirement Funds as investment fiduciary to the Program until such time as it becomes the successor trustee of the Collective Trust. Northern Trust will be paid a one time fee of $250,000 that was charged to the Funds in July 2009 and an additional $250,000 for the remaining portion of 2009 that will be accrued over that period as part of the operational expenses.

In its capacity as investment fiduciary, Northern Trust had recommended that State Street, as trustee of the Collective Trust, implement the changes to the Funds described below.

State Street, acting upon such recommendations, determined in its judgment to realign certain of the Funds offered under the Program so that participants may choose to invest assets contributed to the Program in a wider variety of investment options. The following is a summary of the changes that were made to the Funds offered under the Program. These changes took effect on or about July 6, 2009.

•

The Large-Cap Value Equity Fund and Large-Cap Growth Equity Fund were terminated and instead the Program offers a new Large Cap Equity Fund, a multi-manager fund with a new line-up of Investment Advisors;

•

The Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund and Small-Cap Equity Fund were terminated and instead the Program offers a new Small-Mid Cap Equity Fund, a multi-manager fund with a new line-up of Investment Advisors;

•	The International Equity Fund changed its name to the International All Cap Equity Fund with a new line-up of Investment Advisors;

•

The Balanced Fund ceased offering its Units (although assets held under the Program and invested therein through July 1, 2009 continue to remain invested therein), and investment of the equity portion of the Balanced Fund has been changed to the new Large Cap Equity Fund above;

•

In lieu of offering the Balanced Fund, the Program offers a series of three new Target Risk Funds: the Conservative Risk Fund, the Moderate Risk Fund and the Aggressive Risk Fund, each of which reflects a specified level of investment risk; and

•	The Program offers a new Real Asset Return Fund.

The new Large Cap Equity Fund, the new Small-Mid Cap Equity Fund, the three new Target Risk Funds and the new Real Asset Return Fund are referred to below as the “New Funds.”

Additionally, two Funds are expected to be renamed, as follows:

Previous Name	New Name
Intermediate Bond Fund	Bond Core Plus Fund

Index Equity Fund	All Cap Index Equity Fund

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

None of the Stable Asset Return Fund, the Index Funds (other than the name change for the Index Equity Fund) or the Retirement Date Funds were modified on July 6, 2009.

Participants invested in any of the Funds being terminated were given at least 30 days’ advance written notice of the expected date of termination, and such Participants were given an opportunity to direct the transfer of their assets so invested into other investment options available under the Program prior to such termination. Any assets not subject to a valid timely direction to be transferred to another investment option and hence remained in the terminated Funds were transferred, in the case of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund, to the Large Cap Equity Fund, and, in the case of the Mid-Cap Value Equity Fund, the Mid-Cap Growth Equity Fund and the Small-Cap Equity Fund, to the Small-Mid Cap Equity Fund.

Any elections to invest contributions in any of the Funds being terminated, or the Balanced Fund, which had not been amended or revoked by a participant by July 1, 2009 were allocated to whatever Fund designated by the participant’s employer as its default option in the adoption agreement pursuant to which such employer adopted the Program or any amendment thereto.

Effective May 1, 2009 State Street Bank and Trust Company and the ABA Retirement Funds amended and restated the Investment Services and Administrative Agreement. In addition the American Bar Association Members/State Street Collective Trust Declaration of Trust was also amended and restated as of May 1, 2009.

9. Review for Subsequent Events

In accordance with the provisions set forth in FASB Statement of Financial Accounting Standards No. 165 “Subsequent Events”, adopted by the Funds as of June 30, 2009, events and transactions through August 14, 2009, the date the financial statements were available to be issued, have been evaluated by management for subsequent events. Management has determined that other than those disclosed in Note 8 there were no material events that would require disclosure in the Fund’s financial statements through this date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarter and Six Month Period Ended June 30, 2009

Stable Asset Return Fund

The Stable Asset Return Fund seeks to provide current income consistent with the preservation of principal and liquidity. The Fund does not make any direct investments, but invests all of its assets indirectly through the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust, which we refer to as SAFT, a collective investment fund maintained by State Street Bank and Trust Company, which we refer to as State Street Bank. SAFT in turn invests in investment contracts (so called “traditional GICs”), so called “Synthetic GICs”, which represent individual high-quality fixed-income and asset-backed instruments subject to benefit responsive wrap contracts, and collective investment funds maintained by State Street Bank that invest in high-quality fixed income and asset-backed securities. SAFT also invests a portion of its assets in the State Street Bank and Trust Company Short-Term Investment Fund (“STIF”), a short-term income collective investment fund maintained by State Street Bank. STIF also invests in high-quality short-term fixed income and asset-backed instruments.

For the quarter ended June 30, 2009, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.52%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 0.82% for the same period. For the six month period ended June 30, 2009, the Fund experienced a total return, net of expenses, of 1.13%, compared to an investment record of 1.70% for the combination benchmark for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark for the quarter ended June 30, 2009. The Fund’s investments are primarily focused on segments of the market such as U.S. Treasuries, agency debentures and agency mortgaged-backed securities that have a high degree of support from the U.S. Government. These types of investments have a higher credit quality but lower yield than traditional GICs and other fixed income securities. These lower yielding U.S. Government supported investments are employed to provide a higher degree of stability for the market value of the underlying investments supporting the wrap contracts valued at book value. The market to book ratio as of June 30, 2009 is lower than that at the previous quarter-end and is reflective of lower market values associated with higher interest rates, although the market value still exceeded the book value as of June 30, 2009 and March 31, 2009.

The Stable Asset Return Fund underperformed the combination benchmark for the six month period ended June 30, 2009. The underperformance can be attributed to the more conservative positioning of the portfolio that began in the fourth quarter of 2008 and was maintained throughout the period ended June 30, 2009. The lower yielding investments are employed to provide a relatively higher degree of stability for the market to book ratio that indicates the value of the underlying investments. The market to book ratio as of June 30, 2009 is lower than that at the previous year-end and is reflective of lower values associated with higher interest rates (although market value nonetheless exceeded book value as of each of June 30, 2009 and March 31, 2009).

Intermediate Bond Fund

The Intermediate Bond Fund’s investment objective is to achieve a total return from current income and capital appreciation by investing in a diversified portfolio of fixed income securities.

For the quarter ended June 30, 2009, the Intermediate Bond Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 4.18%. By comparison, the Barclays Capital U.S. Aggregate Bond Index (f/k/a the Lehman Brothers Aggregate Bond Index) produced an investment record of 1.78% for the same period. For the six month period ended June 30, 2009, the Fund experienced a total return, net of expenses, of 4.23%, compared to an investment record of 1.90% for the Barclays Capital U.S. Aggregate Bond Index for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The Intermediate Bond Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended June 30, 2009. Under interest rate strategies, an overweight to duration during much of the quarter detracted from performance, as U.S. Treasury yields rose. Under sector strategies, an emphasis on bonds of financial companies was a significant contributor to relative performance during the second quarter, even though these allocations detracted from relative performance during the first three months of 2009. A small allocation to real returns bonds contributed to the relative performance for the Fund for the six months ended June 30, 2009 as these assets continued to outpace their nominal U.S. Treasury counterparts as investors sought protection against inflationary risks. Small holdings in local currency-denominated emerging market bonds, particularly in Brazil and Mexico, contributed to relative performance during the second quarter of 2009 amid improved market sentiment and a rebound in risk appetites.

The Intermediate Bond Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the six month period ended June 30, 2009. Under interest rate strategies, an overweight to duration during much of the period detracted from relative performance, as U.S. Treasury yields rose. A focus on securities with shorter-term maturities in the U.S. and Europe was positive for the relative performance of the Fund as yield curves generally steepened. In sector strategies, an overweight to high quality agency-backed mortgage pass-through securities contributed to relative performance for the six months ended June 30, 2009 as the U.S. Treasury remained committed to buying mortgage-backed securities. A small allocation to real return bonds added to relative performance of the Fund as these assets continued to outpace their nominal U.S. Treasury counterparts. Modest exposure to municipal bonds also benefited relative performance for the period as yield differences between municipal bonds and U.S. Treasuries continued to narrow.

For the quarter and six month period ended June 30, 2009, the Intermediate Bond Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Intermediate Bond Fund was positively impacted by 0.20 percentage point in the quarter ended June 30, 2009 as a result of such participation. For the six month period ended June 30, 2009, the financial statement-reported performance of the Intermediate Bond Fund was negatively impacted by 0.15 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street securities lending program.

Balanced Fund

The Balanced Fund invests in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets.

For the quarter ended June 30, 2009, the Balanced Fund experienced a total return, net of expenses, of 10.24%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 10.51% for the same period. For the six month period ended June 30, 2009, the Fund experienced a total return, net of expenses, of 4.99%, compared to an investment record of 3.75% for the composite benchmark for the same period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the quarter ended June 30, 2009, the equity segment of the Balanced Fund, which was then advised with the assistance of Capital Guardian Trust Company, underperformed the Russell 1000 Index. The Fund experienced positive total returns but had difficulty keeping pace with the benchmark index as stocks surged broadly. The Fund’s holdings in the financials sector was the largest detractor from relative performance. The Fund’s small cash position was also a hindrance to the Fund’s relative performance compared to the benchmark. Stock selection in the consumer discretionary sector contributed to relative returns. Within the energy sector, the Fund’s emphasis on holdings in services companies such as Schlumberger and its relatively low exposure to the major oil companies provided a boost to relative performance.

For the quarter ended June 30, 2009, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, outperformed the Barclays Capital U.S. Aggregate Bond Index. Under interest rate strategies, an overweight to duration during much of the quarter detracted from relative performance, as U.S. Treasury yields rose. Under sector strategies, an emphasis on bonds of financial companies was a significant contributor to relative performance during the second quarter of 2009, even though these allocations detracted from relative performance during the first quarter of 2009. A small allocation to real returns bonds contributed to the relative performance for the Fund for the six months ended June 30, 2009 as these assets continued to outpace their nominal U.S. Treasury counterparts as investors sought protection against inflationary risks. Small holdings in local currency-denominated emerging market bonds, particularly in Brazil and Mexico, contributed to relative performance during the second quarter of 2009 amid improved market sentiment and a rebound in risk appetites.

For the six month period ended June 30, 2009, the equity segment of the Balanced Fund, which was then advised with the assistance of Capital Guardian Trust Company, outperformed the Russell 1000 Index. Stock selection in the financial and energy sectors contributed to relative performance of the Fund during this period. By contrast, stock selection in the materials sector and the Fund’s cash position were top detractors from relative performance of the Fund for the six month period ended June 30, 2009.

For the six month period ended June 30, 2009, the debt segment of the Balanced Fund, which is advised with the assistance of Pacific Investment Management Company LLC, outperformed the Barclays Capital U.S. Aggregate Bond Index. Under interest rate strategies, an overweight to duration during much of the six months ended June 30, 2009 detracted from relative performance of the Fund, as U.S. Treasury yields rose. A focus on securities with shorter-term maturities in the U.S. and Europe was contributed to relative performance of the Fund as yield curves generally steepened. In sector strategies, an overweight to high quality agency-backed mortgage pass-through securities contributed to performance for the six months ended June 30, 2009 as the U.S. Treasury remained committed to buying mortgage backed securities. A small allocation to real returns bonds added to the relative performance of the Fund as these assets continued to outpace their nominal U.S. Treasury counterparts. Modest exposure to municipal bonds also benefited the Fund’s relative performance during this period as yield differences between municipal bonds and U.S. Treasuries continued to narrow.

For the quarter and six month period ended June 30, 2009, the Balanced Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Balanced Fund was positively impacted by 0.13 percentage point in the quarter ended June 30, 2009 as a result of such participation. For the six month period ended June 30, 2009, the financial statement-reported performance of the Balanced Fund was negatively impacted by 0.05 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street securities lending program.

Large-Cap Value Equity Fund

The Large-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations of greater than $1 billion at the time of purchase that are believed to be undervalued in the marketplace. A portion of the Fund (approximately 25%) is invested to replicate the Russell 1000 Value Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average value orientation. The remainder of the Large-Cap Value Equity Fund is actively managed. As of July 3, 2009, the Fund was terminated.

For the quarter ended June 30, 2009, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 16.19%. By comparison, the Russell 1000 Value Index produced an investment record of 16.70% for the same period. For the six month period ended June 30, 2009, the Fund experienced a total return, net of expenses, of (2.87)%, compared to an investment record of (2.87)% for the Russell 1000 Value Index for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

For the quarter ended June 30, 2009, the actively managed portion of the Large-Cap Value Equity Fund, which was advised with the assistance of AllianceBernstein L.P., underperformed the Russell 1000 Value Index. Relative performance was hurt mostly by holdings in companies in the consumer staples sector, such as Archer Daniels Midland, and the healthcare sector, such as Merck, which trailed as investors gravitated to cyclically sensitive names.

The performance of the indexed portion of the Large-Cap Value Equity Fund for the quarter ended June 30, 2009 was consistent with the Russell 1000 Value Index after taking into account expenses and the effect of participation in securities lending.

For the six month period ended June 30, 2009, the actively managed portion of the Large-Cap Value Equity Fund, which was advised with the assistance of AllianceBernstein L.P., outperformed the Russell 1000 Value Index. Stock selection in the financials sector contributed to relative performance of the Fund.

The performance of the indexed portion of the Large-Cap Value Equity Fund for the six month period ended June 30, 2009 was consistent with the Russell 1000 Value Index after taking into account expenses and the effect of participation in securities lending.

For the quarter and six month period ended June 30, 2009, the Large-Cap Value Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Large-Cap Value Equity Fund was positively impacted by 0.13 percentage point in the quarter ended June 30, 2009 as a result of such participation. For the six month period ended June 30, 2009, the financial statement-reported performance of the Large-Cap Value Equity Fund was positively impacted by 0.24 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street securities lending program.

Large-Cap Growth Equity Fund

The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations, at the time of purchase, of greater than $1 billion that are believed to have strong earnings growth potential. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Large-Cap Growth Equity Fund (approximately 33  1/3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed in two portions of approximately 33 1/3% each of the assets of the Fund. The Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market. As of July 3, 2009, the Fund was terminated.

For the quarter ended June 30, 2009, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 17.68%. By comparison, the Russell 1000 Growth Index produced an investment record of 16.32% for the same period. For the six month period ended June 30, 2009, the Fund experienced a total return, net of expenses, of 14.50%, compared to an investment record of 11.53% for the Russell 1000 Growth Index for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the index or for fund expenses.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company outperformed the Russell 1000 Growth Index for the quarter ended June 30, 2009. Holdings in the consumer discretionary sector contributed to relative results as did stock selection in the healthcare sector. Stock selection in the media and advertising and materials sectors also contributed to relative performance of the Fund. Poor stock selection in the financial sectors detracted from relative performance.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price Associates, Inc. outperformed the Russell 1000 Growth Index for the quarter ended June 30, 2009. Stock selection in the information technology sector was the top contributor to relative returns. Stock selection in communications equipment, particularly Juniper Networks, also contributed to relative performance of the Fund. Holdings in oil, gas, and consumable fuels proved beneficial to relative results in the energy sector. Conversely, holdings in the telecommunication services sector was the biggest detractor from relative performance. In particular, holdings in the wireless company MetroPCS Communications was among the detractors from relative performance. An overweight allocation to the telecommunications sector, which lagged the benchmark, also detracted from performance.

The performance of the indexed portion of the Fund for the quarter ended June 30, 2009 was consistent with the Russell 1000 Growth Index after taking into account expenses and the effect of participation in securities lending.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the six month period ended June 30, 2009. Stock selection in the healthcare and information technology sectors helped relative results as did an underweight position in the consumer staples sector. Poor stock selection in the financials and industrials sectors detracted from relative performance of the Fund for the six months ended June 30, 2009.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price Associates, Inc. outperformed the Russell 1000 Growth Index for the six month period ended June 30, 2009. Strong stock selection was the primary contributor to relative outperformance, but sector weighting also helped relative results. The information technology sector was the top contributor to relative performance. Stock selection in communications equipment, computers and peripherals, and semiconductors and semiconductor equipment industries drove sector outperformance. Stock selection in the consumer discretionary sector and stock selection and an overweight position in the financials sector were also contributors to relative performance. One minor detractor from relative performance during the period was stock selection in the telecommunication services sector, which had a slight negative impact on relative performance.

The performance of the indexed portion of the Fund for the six month period ended June 30, 2009 was consistent with the Russell 1000 Growth Index after taking into account expenses and the effect of participation in securities lending.

For the quarter and six month period ended June 30, 2009, the Large-Cap Growth Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Large-Cap Growth Equity Fund was positively impacted by 0.12 percentage point in the quarter ended June 30, 2009 as a result of such participation. For the six month period ended June 30, 2009, the financial statement-reported performance of the Large-Cap Growth Equity Fund was positively impacted by 0.09 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street securities lending program.

Mid-Cap Value Equity Fund

The Mid-Cap Value Equity Fund seeks to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invests primarily in equity securities of companies with market capitalizations of between $1 billion and $12 billion at the time of purchase. The Fund seeks to achieve growth of capital through investing primarily in common stocks of medium-sized companies believed to be attractively priced relative to their future earnings power. The Fund seeks to emphasize sectors and securities State Street and the Fund’s Investment Advisor consider undervalued. As of July 3, 2009, the Fund was terminated.

For the quarter ended June 30, 2009, the Mid-Cap Value Equity Fund, which was advised with the assistance of Wellington Asset Management Company, LLP, experienced a total return, net of expenses, of 24.89%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 20.94% for the same period. For the six month period ended June 30, 2009, the Fund experienced a total return, net of expenses, of 12.54%, compared to an investment record of 3.19% for the Russell Mid-Cap Value Index for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Value Equity Fund outperformed the Russell Mid-Cap Value Index for the quarter ended June 30, 2009. Security selection within the financials sector was a major contributor to relative performance in the second quarter of 2009. Holdings in PHH, which provides mortgage and fleet financing in the U.S., and SunTrust Banks, the holding company for consumer financial services provider SunTrust Bank, contributed to relative results. Strong security selection within the consumer staples sector also contributed to relative results. Shares of Marine Harvest, a salmon farming company based in Norway, rose as constrained industry supply out of Chile sent wholesale salmon prices to multi-year highs. Within the consumer discretionary sector, MDC Holdings was a relatively weak performer. MDC declined in line with homebuilding stocks, which retreated this quarter. Also detracting from relative performance was VFC, which declined 2% and missed out on a strong rally for many retail and apparel stocks.

The Mid-Cap Value Equity Fund outperformed the Russell Mid-Cap Value Index for the six month period ended June 30, 2009. Strong performance from holdings in the financials and consumer staples sectors contributed to relative results. Within the financials sector, the Fund’s overweight positions in PHH Corp and Affiliated Managers Group bolstered relative results. Within the consumer staples sector, the Fund’s overweight position in Marine Harvest and Marfrig Alimentos contributed to relative performance. The industrials sector detracted from relative results. The Fund’s overweight position in Delta Air Lines detracted from relative results. In addition, the Fund’s lack of exposure to Hertz Global Holding, which had significant relative returns during the period, detracted from relative performance.

For the quarter and six month period ended June 30, 2009, the Mid-Cap Value Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Mid-Cap Value Equity Fund was positively impacted by 0.67 percentage point in the quarter ended June 30, 2009 as a result of such participation. For the six month period ended June 30, 2009, the financial statement-reported performance of the Mid-Cap Value Equity Fund was positively impacted by 1.40 percentage points as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street securities lending program.

Mid-Cap Growth Equity Fund

The Mid-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations, at the time of purchase, of between $1 billion and $12 billion. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. As of July 3, 2009, the Fund was terminated.

For the quarter ended June 30, 2009, the Mid-Cap Growth Equity Fund, which was advised with the assistance of Turner Investment Partners, Inc., experienced a total return, net of expenses, of 18.74%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 20.67% for the same period. For the six month period ended June 30, 2009, the Fund experienced a total return, net of expenses, of 13.61%, compared to an investment record of 16.61% for the Russell Mid-Cap Growth Index for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the quarter ended June 30, 2009. On a relative basis, the producer durables, health care and consumer staples sectors detracted the most from relative performance while the consumer discretionary, technology, and energy sectors provided excess returns for the Fund when compared to the benchmark. The producer durables sector was among the top detractors from relative performance resulting primarily from the Fund’s overweight position in homebuilders. The consumer discretionary sector was among the top contributors to relative performance of the Fund as consumers began to show some signs of confidence amid the year-and-a-half long recession. Consumer-sensitive areas such as travel, casinos/gaming, and hotels all enjoyed sizeable returns during the quarter ended June 30, 2009, in part due to an economy that appears to be closer to the end of the recession.

The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the six month period ended June 30, 2009. On a relative basis, the materials/processing sector detracted the most from relative performance while the energy and technology sectors contributed to relative performance for the Fund.

For the quarter and six month period ended June 30, 2009, the Mid-Cap Growth Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Mid-Cap Growth Equity Fund was positively impacted by 0.68 percentage point in the quarter ended June 30, 2009 as a result of such participation. For the six month period ended June 30, 2009, the financial statement-reported performance of the Mid-Cap Growth Equity Fund was positively impacted by 0.70 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street securities lending program.

Small-Cap Equity Fund

The Small-Cap Equity Fund invests primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of purchase. These companies may include new companies and companies that may benefit from new technologies, new product or service developments or management changes. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. A portion of the Fund is invested to replicate the Russell 2000 Index, which is comprised of the approximately 2,000 companies in the Russell 3000 Index with the smallest market capitalization. The remainder of the Fund is actively managed with the assistance of Wellington Management Company, LLP and Smith Asset Management Group, L.P. As of July 3, 2009, the Fund was terminated.

For the quarter ended June 30, 2009, the Small-Cap Equity Fund experienced a total return, net of expenses, of 23.09%. By comparison, the Russell 2000 Index produced an investment record of 20.69% for the same period. For the six month period ended June 30, 2009, the Fund experienced a total return, net of expenses, of 6.72%, compared to an investment record of 2.64% for the Russell 2000 Index for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP outperformed the Russell 2000 Index for the quarter ended June 30, 2009. A bottom-up stock selection was a primary driver behind relative performance of this portion of the Fund. Strong security selection contributed to the relative performance of the portfolio compared to the benchmark. Holdings in the healthcare and consumer staples sectors were the largest contributors to relative performance. Security selection within the healthcare sector aided relative results during the quarter ended June 30, 2009, led by Eclipsys and HealthSouth. Eclipsys, a health information technology company, reported better-than-expected profits and raised its 2009 earnings outlook. Shares of HealthSouth, a provider of inpatient rehabilitative healthcare services, also reported earnings that exceeded analyst expectations. Security selection in the consumer staples sector also contributed to positive relative results, led by Cott Corporation, a non-alcoholic beverage maker focused on private-label brands, and Herbalife, a worldwide direct marketer of health and nutrition products. Security selection in the utilities sector detracted from performance during the quarter. The Fund’s exposure to Unisource Energy hurt results. Unisource, a Tucson-based utility company, declined as the company reported weak sales.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the quarter ended June 30, 2009. The underperformance was broad-based with portfolio stock returns trailing those of the benchmark in every sector except healthcare. The financials sector was the only sector where the portfolio outperformed the benchmark, as the exposure was low to this lagging sector. Holdings in the information technology and consumer discretionary sectors were among the top detractors from relative performance as the benchmark’s holdings in these sectors rallied after previous decline.

The performance of the indexed portion of the Small-Cap Equity Fund for the quarter ended June 30, 2009 was consistent with the Russell 2000 Index after taking into account expenses and the effect of participation in securities lending.

The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Asset Management Company, LLP outperformed the Russell 2000 Index for the six month period ended June 30, 2009. The portfolio’s bottom-up investment approach produced strong relative results for the six months ended June 30, 2009, with outperformance in nine of the ten broad market sectors. Performance from holdings in the information technology sector contributed to results relative to the index, led by the portfolio’s overweight positions in RF Micro Devices and Wright Express. Shares of RF Micro Devices, a designer and manufacturer of radio frequency components and compound semiconductors, rose during the period. Wright Express, a payment processor for commercial and government vehicle fleets, also appreciated during the period. Within the healthcare sector, the portfolio’s overweight to Inverness Medical and Cougar Biotechnology contributed to relative performance. Inverness Medical provides products that help in disease diagnosis and monitoring, and performed relatively well during the six months ended June 30, 2009. Shares of Cougar Biotechnology, a development-stage biopharmaceutical company, rose after Johnson & Johnson announced it would acquire the company. Holdings in the consumer discretionary sector detracted from relative results. The portfolio’s overweight position to weak performer Orbitz Worldwide hurt relative results as global economic weakness led to declining travel and vacation trends.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the six month period ended June 30, 2009. During this period, the benchmark outperformed the portfolio due to a rally which began toward the end of the first quarter of 2009 with relative gains concentrated in stocks with relatively higher levels of risks. Typically, the companies with the characteristics that are generally included in the portfolio (strong growth outlook, good earnings quality, reasonable valuation) do not perform well during such rallies, and that was certainly the case in this period.

The performance of the indexed portion of the Small-Cap Equity Fund for the six month period ended June 30, 2009 was consistent with the Russell 2000 Index after taking into account expenses and the effect of participation in securities lending.

         For the quarter and six month period ended June 30, 2009, the Small-Cap Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Small-Cap Equity Fund was negatively impacted by 0.33 percentage point in the quarter ended June 30, 2009 as a result of such participation. For the six month period ended June 30, 2009, the financial statement-reported performance of the Small-Cap Equity Fund was positively impacted by 1.56 percentage points as a result of such participation. As discussed below under
“—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street securities lending program.

International Equity Fund

The International Equity Fund seeks to achieve long-term growth of capital through investment primarily in common stocks of established non-U.S. companies. The Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the Fund. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market.

For the quarter ended June 30, 2009, the International Equity Fund experienced a total return, net of expenses, of 27.93%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Free Index, which we refer to as the “MSCI ACWI ex-US Index”, produced an investment record of 27.59% for the same period. For the six month period ended June 30, 2009, the Fund experienced a total return, net of expenses, of 13.50%, compared to an investment record of 13.92% for the MSCI ACWI ex-US Index for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The portion of the International Equity Fund advised with the assistance of JPMorgan Asset Management (UK) Limited underperformed the MSCI ACWI ex-US Index for the quarter ended June 30, 2009. Stock selection in the information technology and energy sectors were the main detractors from relative performance during the period. In contrast, value was added in the financials and utilities sectors. Regionally, stock selection in the U.K. and Pacific region (excluding Japan) contributed to relative performance but the Fund’s relative performance lagged the benchmark in Japan and the emerging markets. At the stock level, Nintendo, the Japanese electronic gaming company, was among the largest detractors from relative performance in the quarter ended June 30, 2009. The stock performed poorly on concerns that sales of the Wii gaming console may be not continue at its recent levels. In contrast, holdings in Barclays, the U.K. bank, was a major contributor to relative performance of the Fund. The stock has soared in recent months as investors have become increasingly convinced that the company will not require a U.K. government bailout. A stress test conducted by the U.K. Financial Services Authority in March 2009 determined that Barclays had sufficient capital. In addition, Barclays negotiated the sale of its asset management arm, which was expected to boost the bank’s capital base even further. Despite write-downs and an increase in provisions for bad loans, Barclays has managed to remain relatively profitable due in part to its acquisitions of Lehman’s North American operations.

The portion of the International Equity Fund advised with the assistance of Philadelphia International Advisors, LP outperformed the MSCI ACWI ex-US Index for the quarter ended June 30, 2009. Financial market stress early in the year had created an unusually wide valuation spread between inexpensive shares and the average stock. The portfolio’s focus on valuation yielded positive results across markets and sectors, as the valuation anomaly began to normalize, and undervalued stocks outperformed more expensive, safe names. On a sector basis, the portfolio’s holdings in financial stocks were among leading contributors to relative performance, which exceeded the index sector return. The portfolio’s industrial and consumer discretionary holdings was also a top contributor to the portfolio’s relative performance. In all, the portfolio selections outperformed in six sectors and trailed in four.

The portion of the International Equity Fund advised with the assistance of JPMorgan Asset Management (UK) Limited outperformed the MSCI ACWI ex-US Index for the six month period ended June 30, 2009. The financials and telecoms sectors were the largest contributors to performance while the technology and industrials sectors detracted. Regionally, stock selection in the U.K. and Japan was strong but stock selection in continental Europe, the Pacific region (excluding Japan) and emerging markets lagged the benchmark. At the stock level, Petrobras, the Brazilian oil/gas company, was a major contributor to relative performance. Petrobras boasts one of the strongest and most visible growth profiles among the large oil companies, having made a number of new, potentially large discoveries off the coast of Brazil. In contrast, HSBC, the global banking group, detracted from performance. Despite a recent bounce-back, the stock has lagged the market benchmark during the six months ended June 30, 2009. Ongoing problems at the bank’s U.S. consumer lending unit have resulted in losses that prompted the company to cut its dividend, lay off workers and raise additional capital. Despite the setback in North America, HSBC has managed to remain relatively profitable due in large part to the relative strength of its operations in emerging markets.

The portion of the International Equity Fund advised with the assistance of Philadelphia International Advisors, LP outperformed the MSCI ACWI ex-US Index for the six month period ended June 30, 2009. The outperformance was due to solid stock picking in the consumer and utility sectors and within the UK and Germany. Regionally, stock selection in continental Europe and the UK was particularly strong while the portfolio’s underweight in emerging markets detracted from relative returns as compared to the benchmark.

For the quarter and six month period ended June 30, 2009, the International Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the International Equity Fund in the quarter ended June 30, 2009 was positively impacted 0.37 percentage point as a result of such participation. For the six month period ended June 30, 2009, the financial statement-reported performance of the International Equity Fund was positively impacted by 0.71 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street securities lending program.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are representative of the domestic investment grade bond market as included in such Index.

For the quarter ended June 30, 2009, the Bond Index Fund experienced a total return, net of expenses, of 1.53%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 1.78% for the same period. For the period from commencement of operations on February 3, 2009 to June 30, 2009, the Fund experienced a total return, net of expenses, of 2.45%, compared to an investment record of 0.10% for the Barclays Capital U.S. Aggregate Bond Index for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Bond Index Fund for the quarter ended June 30, 2009 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking into account expenses.

The performance of the Bond Index Fund for the period from commencement of operations to June 30, 2009 exceeded that of the Barclays Capital U.S. Aggregate Bond Index due primarily to several significant purchases of Fund Units having been made on certain days on which the Barclays Capital U.S. Aggregate Bond Index experienced declines, with the result that the Fund’s performance on such days exceeded that of the index due to the time delay involved in the investment of the proceeds of such Units in the index. Otherwise, the performance of the Fund was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking into account expenses.

Large-Cap Index Equity Fund

The Large-Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500 Index by investing generally in securities included in such Index. The S&P 500 Index represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500 Index.

For the quarter ended June 30, 2009, the Large-Cap Index Equity Fund experienced a total return, net of expenses, of 15.93%. By comparison, the S&P 500 Index produced an investment record of 15.93% for the same period. For the period from commencement of operations on February 9, 2009 to June 30, 2009, the Fund experienced a total return, net of expenses, of 7.33%, compared to an investment record of 5.84% for the S&P 500 Index for the same period. The S&P 500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Large-Cap Index Equity Fund for the quarter ended June 30, 2009 was consistent with the S&P 500 Index.

The performance of the Large-Cap Index Equity Fund for the period from commencement of operations to June 30, 2009 exceeded that of the S&P 500 Index due primarily to several significant purchases of Fund Units having been made on certain days on which the S&P 500 Index experienced significant declines, with the result that the Fund’s performance on such days exceeded that of the index due to the time delay involved in the investment of the proceeds of such Units in the index. Otherwise, the performance of the Fund was consistent with the S&P 500 Index after taking into account expenses.

Index Equity Fund

The Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies in the Russell 3000 Index.

For the quarter ended June 30, 2009, the Index Equity Fund experienced a total return, net of expenses, of 15.80%. By comparison, the Russell 3000 Index produced an investment record of 16.82% for the same period. For the six month period ended June 30, 2009, the Fund experienced a total return, net of expenses, of 2.89%, compared to an investment record of 4.20% for the Russell 3000 Index for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Index Equity Fund for the quarter ended June 30, 2009 was consistent with the Russell 3000 Index after taking into account expenses and the effect of participation in securities lending.

The performance of the Index Equity Fund for the six month period ended June 30, 2009 was consistent with the Russell 3000 Index after taking into account expenses and the effect of participation in securities lending.

For the quarter and six month period ended June 30, 2009, the Index Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Index Equity Fund in the quarter ended June 30, 2009 was negatively impacted by 1.00 percentage point as a result of such participation. For the six month period ended June 30, 2009, the financial statement-reported performance of the Index Equity Fund was negatively impacted by 1.02 percentage points as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street securities lending program.

Mid-Cap Index Equity Fund

The Mid-Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400 Index by investing generally in securities included in such Index. The S&P MidCap 400 Index includes 400 companies and, as of December 31, 2008, represented approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400 Index.

For the quarter ended June 30, 2009, the Mid-Cap Index Equity Fund experienced a total return, net of expenses, of 18.73%. By comparison, the S&P MidCap 400 Index produced an investment record of 18.75% for the same period. For the period from commencement of operations on February 3, 2009 to June 30, 2009, the Fund experienced a total return, net of expenses, of 20.46%, compared to an investment record of 15.57% for the S&P MidCap 400 Index for the same period. The S&P MidCap 400 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the quarter ended June 30, 2009 was consistent with the S&P MidCap 400 Index after taking into account expenses.

The performance of the Mid-Cap Index Equity Fund for the period from commencement of operations to June 30, 2009 exceeded that of the S&P MidCap 400 Index due primarily to several significant purchases of Fund Units having been made on certain days on which the S&P MidCap 400 Index experienced significant declines, with the result that the Fund’s performance on such days exceeded that of the index due to the time delay involved in the investment of the proceeds of such Units in the index. Otherwise, the performance of the Fund was consistent with the S&P MidCap 400 Index after taking into account expenses.

Small-Cap Index Equity Fund

The Small-Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Russell 2000 Index by investing generally in securities included in such Index. The Russell 2000 Index is comprised of the approximately 2,000 companies in the Russell 3000 Index with the smallest market capitalization and represents approximately 10% of the Russell 3000 Index total market capitalization.

For the quarter ended June 30, 2009, the Small-Cap Index Equity Fund experienced a total return, net of expenses, of 21.71%. By comparison, the Russell 2000 Index produced an investment record of 20.69% for the same period. For the period from commencement of operations on February 3, 2009 to June 30, 2009, the Fund experienced a total return, net of expenses, of 19.71%, compared to an investment record of 13.05% for the Russell 2000 Index for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the Small-Cap Index Equity Fund for the quarter ended June 30, 2009 exceeded that of the Russell 2000 Index due primarily to several significant purchases of Fund Units having been made on certain days on which the Russell 2000 Index experienced significant declines, with the result that the Fund’s performance on such days exceeded that of the index due to the time delay involved in the investment of the proceeds of such Units in the index. Otherwise, the performance of the Fund was consistent with the Russell 2000 Index after taking into account expenses.

The performance of the Small-Cap Index Equity Fund for the period from commencement of operations to June 30, 2009 exceeded that of the Russell 2000 Index due primarily to several significant purchases of Fund Units having been made on certain days on which the Russell 2000 Index experienced significant declines, with the result that the Fund’s performance on such days exceeded that of the index due to the time delay involved in the investment of the proceeds of such Units in the index. Otherwise, the performance of the Fund was consistent with the Russell 2000 Index after taking into account expenses.

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

For the quarter ended June 30, 2009, the International Index Equity Fund experienced a total return, net of expenses, of 27.09%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 27.59% for the same period. For the period from commencement of operations on March 3, 2009 to June 30, 2009, the Fund experienced a total return, net of expenses, of 42.60%, compared to an investment record of 42.95% for the MSCI ACWI ex-US Index for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that index or for fund expenses.

The performance of the International Index Equity Fund for the quarter ended June 30, 2009 was consistent with the MSCI ACWI ex-US Index after taking into account expenses.

The performance of the International Index Equity Fund for the period from commencement of operations to June 30, 2009 was consistent with the MSCI ACWI ex-US Index after taking into account expenses.

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

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2009, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, S&P 500 Flagship Securities Lending Fund, Daily MSCI ACWI Ex-US Index Securities Lending Fund, S&P Mid-Cap Index Securities Lending Fund, Russell 2000 Index Securities Lending Fund, Long U.S. Government Index Securities Lending Fund, Passive Bond Market Index Securities Lending Fund, U.S. Treasury Inflation Protected Securities Fund and Principal Accumulation Return Fund.

For the quarter ended June 30, 2009, the Retirement Date Funds experienced a total return, net of expenses, of 7.11% for the Lifetime Income Retirement Date Fund, 8.96% for the 2010 Retirement Date Fund, 13.08% for the 2020 Retirement Date Fund, 16.13% for the 2030 Retirement Date Fund and 17.87% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the quarter ended June 30, 2009 was consistent with the relevant composite benchmark after taking into account expenses and the effect of participation in securities lending.

For the quarter ended June 30, 2009, the Retirement Date Funds participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Retirement Date Funds was positively impacted by 0.41 percentage point for the Lifetime Income Retirement Date Fund, 0.56 percentage point for the 2010 Retirement Date Fund, 0.52 percentage point for the 2020 Retirement Date Fund, 0.43 percentage point for the 2030 Retirement Date Fund and 0.33 percentage point for the 2040 Retirement Date Fund as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses associated with the State Street securities lending program.

For the six month period ended June 30, 2009, the Retirement Date Funds experienced a total return, net of expenses, of 4.41% for the Lifetime Income Retirement Date Fund, 3.01% for the 2010 Retirement Date Fund, 3.78% for the 2020 Retirement Date Fund, 4.69% for the 2030 Retirement Date Fund and 5.75% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the six month period ended June 30, 2009 was consistent with the relevant composite benchmark after taking into account expenses and the effect of participation in securities lending.

For the six month period ended June 30, 2009, the Retirement Date Funds participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Retirement Date Funds was positively impacted by 0.53 percentage point for the Lifetime Income Retirement Date Fund, 1.28 percentage points for the 2010 Retirement Date Fund, 1.16 percentage points for the 2020 Retirement Date Fund, 0.93 percentage point for the 2030 Retirement Date Fund and 0.67 percentage point for the 2040 Retirement Date Fund as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses associated with the State Street securities lending program.

Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending

The per Unit net asset values of the Funds that participate directly or indirectly in the State Street Bank securities lending program as reflected in their financial statements are based on United States generally accepted accounting principles (“GAAP”) and differ from the per Unit net asset values calculated for purposes of transactions experienced by Participants in their accounts. The difference is driven by the valuation of securities lending cash collateral funds referred to below as “cash collateral funds.”

The Funds referred to above, either directly or indirectly through their investment in other funds and accounts managed by State Street Bank or its affiliates, participate in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” The Funds participating in this program typically receive cash collateral at the time of lending with a value in excess of that of the loaned securities, and collateral is increased or decreased, respectively, as the value of the loaned securities increases or decreases. The cash collateral is invested for the account and risk of the participating funds in the cash collateral funds, which are managed by State Street Bank or its affiliates. For purposes of normal daily transaction activity, these cash collateral funds, as permitted under their governing agreements, value their investments on the basis of amortized cost, rather than current market values, to the extent that an investment is not in default or considered to be impaired. State Street Bank has informed the Collective Trust that none of the securities in the cash collateral funds was in default or considered to be impaired at June 30, 2009 and therefore purchases and redemptions of units in the cash collateral funds continue to be transacted at a value equivalent to $1.00 per unit (100% of principal invested), even though, on a market basis at June 30, 2009, the cash collateral funds had net asset values ranging from $.940 to $.957 per unit. These net asset values compare to values ranging from $.935 to $.954 per unit at March 31, 2009 and $.908 to $.935 per unit at December 31, 2008.

For financial reporting purposes under GAAP, each of these Funds has valued its direct and indirect investments in the cash collateral funds at their market values, and has recognized either unrealized gains or unrealized losses in the financial statements for the quarter and six month period ended June 30, 2009. Gains positively impacted, and losses negatively impacted, reported performance of each relevant Fund to the extent stated in its respective discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarter and Six Month Period Ended June 30, 2009. The unrealized gains were the result of partial reversals of unrealized losses recognized in previous periods. These unrealized losses, net of any previously unrealized gains partially reversing these losses, could further reverse, in whole or in part, over time to the extent that principal is eventually recovered on maturities or higher prices are realized upon sale of the underlying securities, although, as with any investment, such events are not assured of occurring, and future losses could be experienced for financial reporting purposes if the net asset values per unit of the cash collateral funds on a market basis decrease from their June 30, 2009 levels. However, these Funds have continued to value their investments in the cash collateral funds for purposes of Participant transactions at amortized-cost based value used by the cash collateral funds for daily transactions. Accordingly, actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses.

For information on the effect of the unrealized gains or losses described above on the performance for financial reporting purposes of a particular Fund, see the discussion related to performance of such Fund above for the quarter and six month period ended June 30, 2009.

Quarter and Six Month Period Ended June 30, 2008

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

Item 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of June 30, 2009.

Internal Control Over Financial Reporting: No change in the Collective Trust’s internal control over financial reporting occurred during the Collective Trust’s last fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2009, the Collective Trust issued an aggregate of approximately $125,000,000 in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

Item 6.	EXHIBITS.

31.1	Certification of Monet T. Ewing pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert E. Fullam pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Monet T. Ewing pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert E. Fullam pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

August 14, 2009	By:	/s/ Monet T. Ewing
	Name:	Monet T. Ewing
	Title:	Chief Executive Officer

August 14, 2009	By:	/s/ Robert E. Fullam
	Name:	Robert E. Fullam
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Monet T. Ewing pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert E. Fullam pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Monet T. Ewing pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert E. Fullam pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.