Form 10-Q
period 2009-09-30
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2009-11-16
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

PART 1.	FINANCIAL INFORMATION.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED).

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
American Bar Association Members/State Street Collective Trust investment fund, at value:
Stable Asset Fund Trust (cost $1,006,906,393 and units of 1,006,906,393)	$1,019,094,418
Receivable for fund units sold	761,057

Total assets	1,019,855,475

Liabilities
Payable for fund units redeemed	597,990
ING—program fee payable	1,320,987
Trustee, management and administration fees payable	265,248
ABA Retirement Funds—program fee payable	186,311
Payable for legal and audit services	150,474
Other accruals	214,760

Total liabilities	2,735,770

Net Assets at fair value	1,017,119,705

Adjustment from fair value to contract value for fully benefit responsive contracts	(12,188,025)

Net Assets (equivalent to $35.08 per unit based on 28,643,489 units outstanding)	$1,004,931,680

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income	$6,558,421	$21,657,187

Expenses
ING—program fee	1,321,240	2,191,675
State Street Bank and Trust Company—program fee	—	1,256,879
Trustee, management and administration fees	265,056	823,075
ABA Retirement Funds—program fee	186,313	441,051
Legal and audit fees	132,927	372,463
Compliance consultant fees	77,227	255,936
Reports to unitholders	44,730	319,255
Registration fees	18,734	44,017
Other fees	166,200	258,737

Total expenses	2,212,427	5,963,088

Net increase (decrease) in net assets resulting from operations	$4,345,994	$15,694,099

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
From operations
Net investment income (loss)	$4,345,994	$15,694,099

Net increase (decrease) in net assets resulting from operations	4,345,994	15,694,099

From unitholder transactions
Proceeds from units issued	79,848,903	237,691,550
Cost of units redeemed	(89,820,484)	(215,545,571)

Net increase (decrease) in net assets from unitholder transactions	(9,971,581)	22,145,979

Net increase (decrease) in net assets	(5,625,587)	37,840,078

Net Assets
Beginning of period	1,010,557,267	967,091,602

End of period	$1,004,931,680	$1,004,931,680

Number of units
Outstanding-beginning of period	28,928,227	28,000,795
Issued	2,280,868	6,826,711
Redeemed	(2,565,606)	(6,184,017)

Outstanding-end of period	28,643,489	28,643,489

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$0.23	$0.75
Expenses(†)††	(0.08)	(0.21)

Net investment income (loss)	0.15	0.54

Net increase (decrease) in unit value	0.15	0.54
Net asset value at beginning of period	34.93	34.54

Net asset value at end of period	$35.08	$35.08

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.87%	0.80%
Ratio of net investment income (loss) to average net assets*	1.71%	2.09%
Total return**	0.43%	1.56%
Net assets at end of period (in thousands)	$1,004,932	$1,004,932

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Core Plus Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2009
Assets
Investments, at value (cost $309,919,160)	$311,955,522	(a)
Investments in affiliated issuers, at value (cost $6,609,864)	6,524,048
Foreign currency, at value (cost $1,298,227)	1,284,697
Cash	35,954
Deposit with broker for open futures contracts	18,000
Deposit with broker for open swap contracts	140,000
Deposit with broker for investments purchased or sold on a delayed delivery basis	550,000
Receivable for investments sold on delayed delivery basis	280,354,289
Receivable for investments sold	32,115,893
Receivable for fund units sold	115,116
Interest receivable	2,439,243
Receivable for futures variation margin	135,446
Gross unrealized appreciation of forward currency exchange contracts	44,128
Tax reclaims receivable	12,771
Interest receivable for closed swap contracts	187,662
Swap contracts, at value (cost $9,697)	166,025

Total assets	636,078,794

Liabilities
Payable for cash collateral received on securities loaned	3,670,500
Payable for investments purchased on a delayed delivery basis	184,852,672
Payable for investments purchased	60,814,009
Payable for fund units redeemed	234,685
Swap contracts, at value (proceeds $97,227)	218,859
Due to broker for open forward currency exchange contracts	1,181,000
Due to broker for investments purchased or sold on a delayed delivery basis	936,250
Options written, at value (premium received $13,553)	732
Gross unrealized depreciation of forward currency exchange contracts	138,528
Investment advisory fee payable	86,187
ING—program fee payable	501,110
Trustee, management and administration fees payable	100,683
ABA Retirement Funds—program fee payable	70,708
Other accruals	140,593

Total liabilities	252,946,516

Net Assets (equivalent to $24.08 per unit based on 15,908,584 units outstanding)	$383,132,278

(a)	Includes securities on loan with a value of $3,592,838 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Core Plus Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income
Dividends (net of foreign tax expense of $87 and $605)	$32,284	$138,988
Dividends—affiliated issuers	10,040	37,267
Interest—unaffiliated issuers	4,605,654	14,758,115
Securities lending net income	13,255	64,215

Total investment income	4,661,233	14,998,585

Expenses
ING—program fee	501,193	838,901
State Street Bank and Trust Company—program fee	—	494,388
Trustee, management and administration fees	100,573	318,833
Investment advisory fee	264,786	795,257
ABA Retirement Funds—program fee	70,696	170,279
Legal and audit fees	50,551	144,992
Compliance consultant fees	29,369	100,130
Reports to unitholders	17,010	124,508
Registration fees	7,124	17,135
Other fees	63,205	99,682

Total expenses	1,104,507	3,104,105

Net investment income (loss)	3,556,726	11,894,480

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(640,491)	(6,250,240)
Foreign currency transactions	(60,309)	(770,209)
Futures contracts	4,707,565	9,674,233
Swap contracts	115,290	(8,440,614)

Net realized gain (loss)	4,122,055	(5,786,830)

Change in net unrealized appreciation (depreciation) on:
Investments	13,288,131	14,918,008
Foreign currency transactions	(137,699)	401,693
Futures contracts	(2,090,900)	(7,519,645)
Swap contracts	165,533	21,172,554
Written options	9,750	12,821

Change in net unrealized appreciation (depreciation)	11,234,815	28,985,431

Net realized and unrealized gain (loss)	15,356,870	23,198,601

Net increase (decrease) in net assets resulting from operations	$18,913,596	$35,093,081

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
From operations
Net investment income (loss)	$3,556,726	$11,894,480
Net realized gain (loss) from investments and foreign currency transactions	4,122,055	(5,786,830)
Change in net unrealized appreciation (depreciation)	11,234,815	28,985,431

Net increase (decrease) in net assets resulting from operations	18,913,596	35,093,081

From unitholder transactions
Proceeds from units issued	12,031,486	40,114,757
Cost of units redeemed	(35,080,524)	(90,799,238)

Net increase (decrease) in net assets from unitholder transactions	(23,049,038)	(50,684,481)

Net increase (decrease) in net assets	(4,135,442)	(15,591,400)

Net Assets
Beginning of period	387,267,720	398,723,678

End of period	$383,132,278	$383,132,278

Number of units
Outstanding-beginning of period	16,893,803	18,136,087
Issued	512,474	1,785,059
Redeemed	(1,497,693)	(4,012,562)

Outstanding-end of period	15,908,584	15,908,584

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Core Plus Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$0.28	$0.87
Expenses(†)††	(0.07)	(0.18)

Net investment income (loss)	0.21	0.69
Net realized and unrealized gain (loss)	0.95	1.40

Net increase (decrease) in unit value	1.16	2.09
Net asset value at beginning of period	22.92	21.99

Net asset value at end of period	$24.08	$24.08

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.15%	1.07%
Ratio of net investment income (loss) to average net assets*	3.69%	4.10%
Portfolio turnover**	418%	1,193%
Total return**	5.06%	9.50%
Net assets at end of period (in thousands)	$383,132	$383,132

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2009
Assets
Investments, at value (cost $545,626,563)	$633,242,593	(a)
Investments in affiliated issuers, at value (cost $271,738,221)	268,117,691
Cash	615,773
Receivable for investments sold	10,896,547
Receivable for fund units sold	28,209
Interest and dividends receivable	670,364
Tax reclaims receivable	45,609

Total assets	913,616,786

Liabilities
Payable for cash collateral received on securities loaned	109,216,127
Payable for investments purchased	1,774,905
Payable for fund units redeemed	659,097
Payable to State Street Global Markets for transition management	318,563
Investment advisory fee payable	542,436
ING—program fee payable	1,023,968
Trustee, management and administration fees payable	205,569
ABA Retirement Funds—program fee payable	144,386
Other liabilities	310
Other accruals	358,265

Total liabilities	114,243,626

Net Assets (equivalent to $11.33 per unit based on 70,579,877 units outstanding)	$799,373,160

(a)	Includes securities on loan with a value of $106,664,025 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large Cap Equity Fund

Statement of Operations

Unaudited

For the period July 2, 2009(a) to September 30, 2009
Investment income
Dividends (net of foreign tax expense of $5,261)	$2,388,734
Dividends—affiliated issuers	21,219
Securities lending income, net	105,740

Total investment income	2,515,693

Expenses
ING—program fee	1,013,525
Trustee, management and administration fees	203,082
Investment advisory fee	405,122
ABA Retirement Funds—program fee	142,866
State Street Global Markets—transition management	318,563
Legal and audit fees	101,962
Compliance consultant fees	59,237
Reports to unitholders	34,310
Registration fees	14,370
Other fees	127,485

Total expenses	2,420,522

Net investment income (loss)	95,171

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(10,515,112)
Investments—affiliated issuers	23,227,671
Foreign currency transactions	(46)

Net realized gain (loss)	12,712,513

Change in net unrealized appreciation (depreciation) on:
Investments	83,995,500
Foreign currency transactions	27

Change in net unrealized appreciation (depreciation)	83,995,527

Net realized and unrealized gain (loss)	96,708,040

Net increase (decrease) in net assets resulting from operations	$96,803,211

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period July 2, 2009(a) to September 30, 2009
From operations
Net investment income (loss)	$95,171
Net realized gain (loss)	12,712,513
Change in net unrealized appreciation (depreciation)	83,995,527

Net increase (decrease) in net assets resulting from operations	96,803,211

From unitholder transactions
Proceeds from units issued	765,637,720
Cost of units redeemed	(63,067,771)

Net increase (decrease) in net assets from unitholder transactions	702,569,949

Net increase (decrease) in net assets	799,373,160

Net Assets
Beginning of period	—

End of period	$799,373,160

Number of units
Outstanding-beginning of period	—
Issued	76,510,693
Redeemed	(5,930,816)

Outstanding-end of period	70,579,877

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period July 2, 2009(a) to September 30, 2009
Investment income†	$0.03
Expenses(†)††	(0.03)

Net investment income (loss)	—
Net realized and unrealized gain (loss)	1.33

Net increase (decrease) in unit value	1.33
Net asset value at beginning of period	10.00

Net asset value at end of period	$11.33

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.24%
Ratio of net investment income (loss) to average net assets*	0.05%
Portfolio turnover**†††	54%
Total return**	13.30%
Net assets at end of period (in thousands)	$799,373

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Mid Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2009
Assets
Investments, at value (cost $234,626,048)	$277,116,906	(a)
Investments in affiliated issuers, at value (cost $166,576,616)	162,875,334
Cash	7,960
Receivable for investments sold	2,694,711
Receivable for fund units sold	33,512
Interest and dividends receivable	246,477
Tax reclaims receivable	2,969

Total assets	442,977,869

Liabilities
Payable for cash collateral received on securities loaned	155,107,560	(b)
Payable for investments purchased	3,865,678
Payable for fund units redeemed	280,817
Payable to State Street Global Markets for transition management	111,334
Investment advisory fee payable	378,712
ING—program fee payable	359,631
Trustee, management and administration fees payable	71,728
ABA Retirement Funds—program fee payable	50,673
Other accruals	123,266

Total liabilities	160,349,399

Net Assets (equivalent to $12.66 per unit based on 22,323,578 units outstanding)	$282,628,470

(a)	Includes securities on loan with a value of $151,510,546 (see Note 6).
(b)	Excludes non-cash collateral of $398,370 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Mid Cap Equity Fund

Statement of Operations

Unaudited

For the period July 2, 2009(a) to September 30, 2009
Investment income
Dividends (net of foreign tax expense of $1,119)	$990,010
Dividends—affiliated issuers	7,838
Securities lending income, net	118,426

Total investment income	1,116,274

Expenses
ING—program fee	355,963
Trustee, management and administration fees	70,855
Investment advisory fee	326,288
ABA Retirement Funds—program fee	50,155
State Street Global Markets—transition management	111,334
Legal and audit fees	35,925
Compliance consultant fees	20,872
Reports to unitholders	12,089
Registration fees	5,063
Other fees	44,918

Total expenses	1,033,462

Net investment income (loss)	82,812

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(1,496,184)
Investments—affiliated issuers	852,653
Foreign currency transactions	(10,482)

Net realized gain (loss)	(654,013)

Change in net unrealized appreciation (depreciation)	38,789,576

Net realized and unrealized gain (loss)	38,135,563

Net increase (decrease) in net assets resulting from operations	$38,218,375

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period July 2, 2009(a) to September 30, 2009
From operations
Net investment income (loss)	$82,812
Net realized gain (loss)	(654,013)
Change in net unrealized appreciation (depreciation)	38,789,576

Net increase (decrease) in net assets resulting from operations	38,218,375

From unitholder transactions
Proceeds from units issued	270,878,227
Cost of units redeemed	(26,468,132)

Net increase (decrease) in net assets from unitholder transactions	244,410,095

Net increase (decrease) in net assets	282,628,470

Net Assets
Beginning of period	—

End of period	$282,628,470

Number of units
Outstanding-beginning of period	—
Issued	24,592,404
Redeemed	(2,268,826)

Outstanding-end of period	22,323,578

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period July 2, 2009(a) to September 30, 2009
Investment income†	$0.05
Expenses(†)††	(0.04)

Net investment income (loss)	0.01
Net realized and unrealized gain (loss)	1.65

Net increase (decrease) in unit value	1.66
Net asset value at beginning of period	11.00

Net asset value at end of period	$12.66

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.51%
Ratio of net investment income (loss) to average net assets*	0.12%
Portfolio turnover**†††	31%
Total return**	15.09%
Net assets at end of period (in thousands)	$282,628

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International All Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2009
Assets
Investments, at value (cost $130,881,015)	$149,925,375	(a)
Investments in affiliated issuers, at value (cost $30,190,659)	30,210,154
Foreign currency, at value (cost $1,754,972)	1,749,201
Receivable for investments sold	104,060
Receivable for fund units sold	82,845
Interest and dividends receivable	433,904
Tax reclaims receivable	222,740

Total assets	182,728,279

Liabilities
Due to custodian	31,235
Payable for cash collateral received on securities loaned	17,880,659
Payable for investments purchased	651,625
Payable for fund units redeemed	15,371
Payable to State Street Global Markets for transition management	62,103
Investment advisory fee payable	96,599
ING—program fee payable	202,377
Trustee, management and administration fees payable	40,994
ABA Retirement Funds—program fee payable	28,564
Other liabilities	31,960
Other accruals	55,571

Total liabilities	19,097,058

Net Assets (equivalent to $24.28 per unit based on 6,738,235 units outstanding)	$163,631,221

(a)	Includes securities on loan with a value of $17,300,354 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International All Cap Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income
Dividends (net of foreign tax expense of $112,243 and $262,792)	$937,062	$3,913,345
Dividends—affiliated issuers	5,744	12,457
Securities lending net income	24,337	113,353

Total investment income	967,143	4,039,155

Expenses
ING—program fee	202,408	327,840
State Street Bank and Trust Company—program fee	—	153,681
Trustee, management and administration fees	40,931	113,018
Investment advisory fee	181,029	536,064
ABA Retirement Funds—program fee	28,571	61,627
State Street Global Markets—transition management	62,103	62,103
Legal and audit fees	20,383	50,845
Compliance consultant fees	11,842	34,175
Reports to unitholders	6,859	42,728
Registration fees	2,873	6,032
Other fees	25,483	37,258

Total expenses	582,482	1,425,371

Net investment income (loss)	384,661	2,613,784

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(14,276,724)	(41,568,540)
Foreign currency transactions	478,985	459,767

Net realized gain (loss)	(13,797,739)	(41,108,773)

Change in net unrealized appreciation (depreciation) on:
Investments	36,213,902	77,872,146
Foreign currency transactions	11,074	49,367

Change in net unrealized appreciation (depreciation)	36,224,976	77,921,513

Net realized and unrealized gain (loss)	22,427,237	36,812,740

Net increase (decrease) in net assets resulting from operations	$22,811,898	$39,426,524

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
From operations
Net investment income (loss)	$384,661	$2,613,784
Net realized gain (loss) from investments and foreign currency transactions	(13,797,739)	(41,108,773)
Change in net unrealized appreciation (depreciation)	36,224,976	77,921,513

Net increase (decrease) in net assets resulting from operations	22,811,898	39,426,524

From unitholder transactions
Proceeds from units issued	7,951,823	22,472,785
Cost of units redeemed	(11,926,307)	(32,228,471)

Net increase (decrease) in net assets from unitholder transactions	(3,974,484)	(9,755,686)

Net increase (decrease) in net assets	18,837,414	29,670,838

Net Assets
Beginning of period	144,793,807	133,960,383

End of period	$163,631,221	$163,631,221

Number of units
Outstanding-beginning of period	6,917,497	7,265,059
Issued	352,355	1,161,873
Redeemed	(531,617)	(1,688,697)

Outstanding-end of period	6,738,235	6,738,235

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$0.15	$0.58
Expenses(†)††	(0.08)	(0.20)

Net investment income (loss)	0.07	0.38
Net realized and unrealized gain (loss)	3.28	5.46

Net increase (decrease) in unit value	3.35	5.84
Net asset value at beginning of period	20.93	18.44

Net asset value at end of period	$24.28	$24.28

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.50%	1.38%
Ratio of net investment income (loss) to average net assets*	0.99%	2.54%
Portfolio turnover**†††	23%	54%
Total return**	16.01%	31.67%
Net assets at end of period (in thousands)	$163,631	$163,631

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Passive Bond Market Index Non-Lending Series Fund (cost $30,040,526 and units of 2,882,674)	$30,144,121
Cash	140,626
Receivable for fund units sold	29,000

Total assets	30,313,747

Liabilities
Payable for investments purchased	167,781
Payable for fund units redeemed	3,751
Investment advisory fee payable	2,613
ING—program fee payable	33,423
Trustee, management and administration fees payable	6,662
ABA Retirement Funds—program fee payable	4,703
Payable for legal and audit services	3,273
Other accruals	4,671

Total liabilities	226,877

Net Assets (equivalent to $11.65 per unit based on 2,582,515 units outstanding)	$30,086,870

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period February 3, 2009(a) to September 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	33,426	42,967
State Street Bank and Trust Company—program fee	—	4,991
Trustee, management and administration fees	6,662	10,238
ABA Retirement Funds—program fee	4,703	6,410
Investment advisory fee	2,613	3,908
Legal and audit fees	3,217	4,321
Compliance consultant fees	1,869	2,487
Reports to unitholders	1,083	2,847
Registration fees	453	540
Other fees	4,023	4,453

Total expenses	58,049	83,162

Net investment income (loss)	(58,049)	(83,162)

Net realized and unrealized gain (loss)
Net realized gain (loss)	1,088,137	1,102,369

Change in net unrealized appreciation (depreciation)	(170,758)	103,595

Net realized and unrealized gain (loss)	917,379	1,205,964

Net increase (decrease) in net assets resulting from operations	$859,330	$1,122,802

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period February 3, 2009(a) to September 30, 2009
From operations
Net investment income (loss)	$(58,049)	$(83,162)
Net realized gain (loss)	1,088,137	1,102,369
Change in net unrealized appreciation (depreciation)	(170,758)	103,595

Net increase (decrease) in net assets resulting from operations	859,330	1,122,802

From unitholder transactions
Proceeds from units issued	14,346,909	33,214,482
Cost of units redeemed	(1,749,249)	(4,250,414)

Net increase (decrease) in net assets from unitholder transactions	12,597,660	28,964,068

Net increase (decrease) in net assets	13,456,990	30,086,870

Net Assets
Beginning of period	16,629,880	—

End of period	$30,086,870	$30,086,870

Number of units
Outstanding-beginning of period	1,475,799	—
Issued	1,259,471	2,960,086
Redeemed	(152,755)	(377,571)

Outstanding-end of period	2,582,515	2,582,515

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period February 3, 2009(a) to September 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.06)

Net investment income (loss)	(0.03)	(0.06)
Net realized and unrealized gain (loss)	0.41	0.71

Net increase (decrease) in unit value	0.38	0.65
Net asset value at beginning of period	11.27	11.00

Net asset value at end of period	$11.65	$11.65

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.91%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.91)%	(0.86)%
Portfolio turnover**†††	124%	203%
Total return**	3.37%	5.91%
Net assets at end of period (in thousands)	$30,087	$30,087

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company S&P 500 Flagship Non-Lending Series Fund (cost $24,868,644 and units of 1,437,514)	$24,945,181
Receivable for fund units sold	14,756

Total assets	24,959,937

Liabilities
Due to custodian	2,784
Payable for investments purchased	11,380
Payable for fund units redeemed	3,376
Investment advisory fee payable	976
ING—program fee payable	24,616
Trustee, management and administration fees payable	4,885
ABA Retirement Funds—program fee payable	3,454
Payable for legal and audit services	2,393
Other accruals	3,415

Total liabilities	57,279

Net Assets (equivalent to $14.82 per unit based on 1,680,377 units outstanding)	$24,902,658

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period February 9, 2009(a) to September 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	24,621	30,245
State Street Bank and Trust Company—program fee	—	1,950
Trustee, management and administration fees	4,885	6,672
ABA Retirement Funds—program fee	3,453	4,317
Investment advisory fee	976	1,302
Legal and audit fees	2,328	2,867
Compliance consultant fees	1,353	1,629
Reports to unitholders	784	1,709
Registration fees	328	367
Other fees	2,911	3,122

Total expenses	41,639	54,180

Net investment income (loss)	(41,639)	(54,180)

Net realized and unrealized gain (loss)
Net realized gain (loss)	3,275,071	3,281,980

Change in net unrealized appreciation (depreciation)	(643,546)	76,537

Net realized and unrealized gain (loss)	2,631,525	3,358,517

Net increase (decrease) in net assets resulting from operations	$2,589,886	$3,304,337

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period February 9, 2009(a) to September 30, 2009
From operations
Net investment income (loss)	$(41,639)	$(54,180)
Net realized gain (loss)	3,275,071	3,281,980
Change in net unrealized appreciation (depreciation)	(643,546)	76,537

Net increase (decrease) in net assets resulting from operations	2,589,886	3,304,337

From unitholder transactions
Proceeds from units issued	15,011,789	24,222,143
Cost of units redeemed	(2,136,232)	(2,623,822)

Net increase (decrease) in net assets from unitholder transactions	12,875,557	21,598,321

Net increase (decrease) in net assets	15,465,443	24,902,658

Net Assets
Beginning of period	9,437,215	—

End of period	$24,902,658	$24,902,658

Number of units
Outstanding-beginning of period	732,515	—
Issued	1,098,366	1,870,388
Redeemed	(150,504)	(190,011)

Outstanding-end of period	1,680,377	1,680,377

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period February 9, 2009(a) to September 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.07)

Net investment income (loss)	(0.03)	(0.07)
Net realized and unrealized gain (loss)	1.97	2.89

Net increase (decrease) in unit value	1.94	2.82
Net asset value at beginning of period	12.88	12.00

Net asset value at end of period	$14.82	$14.82

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.88%	0.85%
Ratio of net investment income (loss) to average net assets*	(0.88)%	(0.85)%
Portfolio turnover**†††	137%	236%
Total return**	15.06%	23.50%
Net assets at end of period (in thousands)	$24,903	$24,903

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

All Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company Russell 3000 Index Securities Lending Series Fund (cost $188,510,570 and units of 11,244,894)	$188,295,754
State Street Bank and Trust Company Russell 3000 Index Non-Securities Lending Series Fund (cost $67,642,352 and units of 5,136,269)	67,891,198
Cash	80,767
Receivable for investments sold	53,684
Receivable for fund units sold	106,633

Total assets	256,428,036

Liabilities
Payable for fund units redeemed	160,317
Investment advisory fee payable	30,785
ING—program fee payable	320,095
Trustee, management and administration fees payable	64,215
ABA Retirement Funds—program fee payable	44,573
Payable for legal and audit services	36,132
Other accruals	51,568

Total liabilities	707,685

Net Assets (equivalent to $28.94 per unit based on 8,836,631 units outstanding)	$255,720,351

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

All Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income
Securities lending net income	$80,750	$218,183

Total investment income	80,750	218,183

Expenses
ING—program fee	320,139	515,870
State Street Bank and Trust Company—program fee	—	255,894
Trustee, management and administration fees	64,129	181,381
Investment advisory fee	30,785	73,758
ABA Retirement Funds—program fee	45,116	98,782
Legal and audit fees	31,986	82,087
Compliance consultant fees	18,583	55,624
Reports to unitholders	10,763	69,001
Registration fees	4,508	9,749
Other fees	39,994	59,355

Total expenses	566,003	1,401,501

Net investment income (loss)	(485,253)	(1,183,318)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	16,720,636	17,526,422

Change in net unrealized appreciation (depreciation)	23,440,098	29,043,261

Net realized and unrealized gain (loss)	40,160,734	46,569,683

Net increase (decrease) in net assets resulting from operations	$39,675,481	$45,386,365

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
From operations
Net investment income (loss)	$(485,253)	$(1,183,318)
Net realized gain (loss)	16,720,636	17,526,422
Change in net unrealized appreciation (depreciation)	23,440,098	29,043,261

Net increase (decrease) in net assets resulting from operations	39,675,481	45,386,365

From unitholder transactions
Proceeds from units issued	9,798,114	33,905,795
Cost of units redeemed	(18,369,988)	(44,831,617)

Net increase (decrease) in net assets from unitholder transactions	(8,571,874)	(10,925,822)

Net increase (decrease) in net assets	31,103,607	34,460,543

Net Assets
Beginning of period	224,616,744	221,259,808

End of period	$255,720,351	$255,720,351

Number of units
Outstanding-beginning of period	9,150,990	9,275,049
Issued	363,866	1,416,183
Redeemed	(678,225)	(1,854,601)

Outstanding-end of period	8,836,631	8,836,631

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

All Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$0.01	$0.03
Expenses(†)††	(0.06)	(0.15)

Net investment income (loss)	(0.05)	(0.12)
Net realized and unrealized gain (loss)	4.44	5.20

Net increase (decrease) in unit value	4.39	5.08
Net asset value at beginning of period	24.55	23.86

Net asset value at end of period	$28.94	$28.94

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%	0.85%
Ratio of net investment income (loss) to average net assets*	(0.79)%	(0.71)%
Portfolio turnover**†††	115%	148%
Total return**	17.88%	21.29%
Net assets at end of period (in thousands)	$255,720	$255,720

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company S&P Midcap Index Non-Lending Series Fund (cost $17,293,521 and units of 686,723)	$17,369,281
Receivable for fund units sold	15,061

Total assets	17,384,342

Liabilities
Due to custodian	725
Payable for investments purchased	11,752
Payable for fund units redeemed	3,309
Investment advisory fee payable	1,488
ING—program fee payable	15,596
Trustee, management and administration fees payable	3,082
ABA Retirement Funds—program fee payable	2,183
Payable for legal and audit services	1,511
Other accruals	2,156

Total liabilities	41,802

Net Assets (equivalent to $18.67 per unit based on 928,703 units outstanding)	$17,342,540

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period February 3, 2009(a) to September 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	15,596	18,030
State Street Bank and Trust Company—program fee	—	690
Trustee, management and administration fees	3,083	3,805
ABA Retirement Funds—program fee	2,183	2,539
Investment advisory fee	1,487	1,818
Legal and audit fees	1,461	1,678
Compliance consultant fees	849	957
Reports to unitholders	492	872
Registration fees	206	221
Other fees	1,827	1,911

Total expenses	27,184	32,521

Net investment income (loss)	(27,184)	(32,521)

Net realized and unrealized gain (loss)
Net realized gain (loss)	2,271,972	2,291,263
Change in net unrealized appreciation (depreciation)	(200,175)	75,760

Net realized and unrealized gain (loss)	2,071,797	2,367,023

Net increase (decrease) in net assets resulting from operations	$2,044,613	$2,334,502

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period February 3, 2009(a) to September 30, 2009
From operations
Net investment income (loss)	$(27,184)	$(32,521)
Net realized gain (loss)	2,271,972	2,291,263
Change in net unrealized appreciation (depreciation)	(200,175)	75,760

Net increase (decrease) in net assets resulting from operations	2,044,613	2,334,502

From unitholder transactions
Proceeds from units issued	12,134,870	17,156,212
Cost of units redeemed	(1,718,422)	(2,148,174)

Net increase (decrease) in net assets from unitholder transactions	10,416,448	15,008,038

Net increase (decrease) in net assets	12,461,061	17,342,540

Net Assets
Beginning of period	4,881,479	—

End of period	$17,342,540	$17,342,540

Number of units
Outstanding-beginning of period	311,743	—
Issued	715,793	1,056,542
Redeemed	(98,833)	(127,839)

Outstanding-end of period	928,703	928,703

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period February 3, 2009(a) to September 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.05)	(0.10)

Net investment income (loss)	(0.05)	(0.10)
Net realized and unrealized gain (loss)	3.06	5.77

Net increase (decrease) in unit value	3.01	5.67
Net asset value at beginning of period	15.66	13.00

Net asset value at end of period	$18.67	$18.67

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.91%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.91)%	(0.89)%
Portfolio turnover**†††	145%	268%
Total return**	19.22%	43.62%
Net assets at end of period (in thousands)	$17,343	$17,343

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Russell 2000 Index Non-Lending Series Fund (cost $11,957,384 and units of 664,668)	$11,902,210
Receivable for fund units sold	10,278

Total assets	11,912,488

Liabilities
Due to custodian	646
Payable for investments purchased	9,548
Payable for fund units redeemed	730
Investment advisory fee payable	1,092
ING—program fee payable	11,776
Trustee, management and administration fees payable	2,336
ABA Retirement Funds—program fee payable	1,651
Payable for legal and audit services	1,141
Other accruals	1,628

Total liabilities	30,548

Net Assets (equivalent to $19.97 per unit based on 594,907 units outstanding)	$11,881,940

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period February 3, 2009(a) to September 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	11,775	14,198
State Street Bank and Trust Company—program fee	—	668
Trustee, management and administration fees	2,336	3,049
ABA Retirement Funds—program fee	1,652	2,000
Investment advisory fee	1,092	1,418
Legal and audit fees	1,125	1,338
Compliance consultant fees	653	758
Reports to unitholders	378	753
Registration fees	159	174
Other fees	1,406	1,491

Total expenses	20,576	25,847

Net investment income (loss)	(20,576)	(25,847)

Net realized and unrealized gain (loss)
Net realized gain (loss)	1,810,768	1,839,333

Change in net unrealized appreciation (depreciation)	(328,606)	(55,174)

Net realized and unrealized gain (loss)	1,482,162	1,784,159

Net increase (decrease) in net assets resulting from operations	$1,461,586	$1,758,312

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period February 3, 2009(a) to September 30, 2009
From operations
Net investment income (loss)	$(20,576)	$(25,847)
Net realized gain (loss)	1,810,768	1,839,333
Change in net unrealized appreciation (depreciation)	(328,606)	(55,174)

Net increase (decrease) in net assets resulting from operations	1,461,586	1,758,312

From unitholder transactions
Proceeds from units issued	7,523,742	13,062,806
Cost of units redeemed	(1,689,126)	(2,939,178)

Net increase (decrease) in net assets from unitholder transactions	5,834,616	10,123,628

Net increase (decrease) in net assets	7,296,202	11,881,940

Net Assets
Beginning of period	4,585,738	—

End of period	$11,881,940	$11,881,940

Number of units
Outstanding-beginning of period	273,575	—
Issued	413,157	772,503
Redeemed	(91,825)	(177,596)

Outstanding-end of period	594,907	594,907

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period February 3, 2009(a) to September 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.05)	(0.10)

Net investment income (loss)	(0.05)	(0.10)
Net realized and unrealized gain (loss)	3.26	6.07

Net increase (decrease) in unit value	3.21	5.97
Net asset value at beginning of period	16.76	14.00

Net asset value at end of period	$19.97	$19.97

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.91%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.91)%	(0.89)%
Portfolio turnover**†††	148%	276%
Total return**	19.15%	42.64%
Net assets at end of period (in thousands)	$11,882	$11,882

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated fund, at value:
State Street Bank and Trust Company Daily MSCI ACWI Ex-US Index Non-Lending Series Fund (cost $17,607,698 and units of 1,516,396)	$17,694,826
Receivable for investments sold	29,102
Receivable for fund units sold	10,146

Total assets	17,734,074

Liabilities
Due to custodian	984
Payable for fund units redeemed	39,248
Investment advisory fee payable	3,188
ING—program fee payable	16,932
Trustee, management and administration fees payable	3,357
ABA Retirement Funds—program fee payable	2,375
Other accruals	3,966

Total liabilities	70,050

Net Assets (equivalent to $25.37 per unit based on 696,269 units outstanding)	$17,664,024

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period March 3, 2009(a) to September 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	16,932	20,057
State Street Bank and Trust Company—program fee	—	390
Trustee, management and administration fees	3,356	4,125
Investment advisory fee	3,188	3,897
ABA Retirement Funds—program fee	2,375	2,770
Legal and audit fees	1,608	1,834
Compliance consultant fees	934	1,036
Reports to unitholders	541	961
Registration fees	227	241
Other fees	2,010	2,099

Total expenses	31,171	37,410

Net investment income (loss)	(31,171)	(37,410)

Net realized and unrealized gain (loss)
Net realized gain (loss)	2,484,223	2,484,353

Change in net unrealized appreciation (depreciation)	(284,671)	87,128

Net realized and unrealized gain (loss)	2,199,552	2,571,481

Net increase (decrease) in net assets resulting from operations	$2,168,381	$2,534,071

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period March 3, 2009(a) to September 30, 2009
From operations
Net investment income (loss)	$(31,171)	$(37,410)
Net realized gain (loss)	2,484,223	2,484,353
Change in net unrealized appreciation (depreciation)	(284,671)	87,128

Net increase (decrease) in net assets resulting from operations	2,168,381	2,534,071

From unitholder transactions
Proceeds from units issued	10,117,137	16,503,093
Cost of units redeemed	(1,294,284)	(1,373,140)

Net increase (decrease) in net assets from unitholder transactions	8,822,853	15,129,953

Net increase (decrease) in net assets	10,991,234	17,664,024

Net Assets
Beginning of period	6,672,790	—

End of period	$17,664,024	$17,664,024

Number of units
Outstanding-beginning of period	311,904	—
Issued	439,124	755,139
Redeemed	(54,759)	(58,870)

Outstanding-end of period	696,269	696,269

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period March 3, 2009(a) to September 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.07)	(0.13)

Net investment income (loss)	(0.07)	(0.13)
Net realized and unrealized gain (loss)	4.05	10.50

Net increase (decrease) in unit value	3.98	10.37
Net asset value at beginning of period	21.39	15.00

Net asset value at end of period	$25.37	$25.37

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.96%	0.94%
Ratio of net investment income (loss) to average net assets*	(0.96)%	(0.94)%
Portfolio turnover**†††	137%	223%
Total return**	18.61%	69.13%
Net assets at end of period (in thousands)	$17,664	$17,664

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Real Asset Return Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated issuers, at value (cost $3,212,538)	$3,470,156
Receivable for fund units sold	4,992

Total assets	3,475,148

Liabilities
Due to custodian	67
Payable for investments purchased	4,992
Investment advisory fee payable	466
ING—program fee payable	2,731
Trustee, management and administration fees payable	536
ABA Retirement Funds—program fee payable	381
Other accruals	629

Total liabilities	9,802

Net Assets (equivalent to $13.75 per unit based on 251,993 units outstanding)	$3,465,346

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Real Asset Return Fund

Statement of Operations

Unaudited

For the period July 7, 2009(a) to September 30, 2009
Investment income	$—

Expenses
ING—program fee	2,731
Trustee, management and administration fees	536
Investment advisory fee	466
ABA Retirement Funds—program fee	381
Legal and audit fees	240
Compliance consultant fees	139
Reports to unitholders	81
Registration fees	34
Other fees	300

Total expenses	4,908

Net investment income (loss)	(4,908)

Net realized and unrealized gain (loss)
Net realized gain (loss)	28,015

Change in net unrealized appreciation (depreciation)	257,618

Net realized and unrealized gain (loss)	285,633

Net increase (decrease) in net assets resulting from operations	$280,725

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the period July 7, 2009(a) to September 30, 2009
From operations
Net investment income (loss)	$(4,908)
Net realized gain (loss)	28,015
Change in net unrealized appreciation (depreciation)	257,618

Net increase (decrease) in net assets resulting from operations	280,725

From unitholder transactions
Proceeds from units issued	3,727,933
Cost of units redeemed	(543,312)

Net increase (decrease) in net assets from unitholder transactions	3,184,621

Net increase (decrease) in net assets	3,465,346

Net Assets
Beginning of period	—

End of period	$3,465,346

Number of units
Outstanding-beginning of period	—
Issued	294,051
Redeemed	(42,058)

Outstanding-end of period	251,993

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Real Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period July 7, 2009(a) to September 30, 2009
Investment income†	$—
Expenses(†)††	(0.03)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	1.78

Net increase (decrease) in unit value	1.75
Net asset value at beginning of period	12.00

Net asset value at end of period	$13.75

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.94%
Ratio of net investment income (loss) to average net assets*	(0.94)%
Portfolio turnover**†††	20%
Total return**	14.58%
Net assets at end of period (in thousands)	$3,465

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company—SSGA Target Retirement Income Securities Lending Series Fund (cost $20,775,079 and units of 1,812,537)	$21,083,434
State Street Bank and Trust Company—SSGA Target Retirement Income Non-Securities Lending Series Fund (cost $6,747,003 and units of 663,108)	7,182,790
Receivable for fund units sold	23,687

Total assets	28,289,911

Liabilities
Due to custodian	3,357
Payable for investments purchased	22,330
Payable for fund units redeemed	1,357
Retirement Date Fund management fee payable	6,757
ING—program fee payable	35,122
Trustee, management and administration fees payable	7,045
ABA Retirement Funds—program fee payable	4,952
Other accruals	9,779

Total liabilities	90,699

Net Assets (equivalent to $10.69 per unit based on 2,637,761 units outstanding)	$28,199,212

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	35,130	57,538
State Street Bank and Trust Company—program fee	—	32,902
Trustee, management and administration fees	7,040	21,537
Retirement Date Fund management fee	6,757	19,614
ABA Retirement Funds—program fee	4,952	11,565
Legal and audit fees	3,528	9,817
Compliance consultant fees	2,049	6,766
Reports to unitholders	1,187	8,333
Registration fees	497	1,164
Other fees	4,411	6,841

Total expenses	65,551	176,077

Net investment income (loss)	(65,551)	(176,077)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(150,589)	(1,117,394)

Change in net unrealized appreciation (depreciation)	2,146,617	4,270,744

Net realized and unrealized gain (loss)	1,996,028	3,153,350

Net increase (decrease) in net assets resulting from operations	$1,930,477	$2,977,273

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
From operations
Net investment income (loss)	$(65,551)	$(176,077)
Net realized gain (loss)	(150,589)	(1,117,394)
Change in net unrealized appreciation (depreciation)	2,146,617	4,270,744

Net increase (decrease) in net assets resulting from operations	1,930,477	2,977,273

From unitholder transactions
Proceeds from units issued	1,440,948	4,639,288
Cost of units redeemed	(1,136,850)	(6,879,411)

Net increase (decrease) in net assets from unitholder transactions	304,098	(2,240,123)

Net increase (decrease) in net assets	2,234,575	737,150

Net Assets
Beginning of period	25,964,637	27,462,062

End of period	$28,199,212	$28,199,212

Number of units
Outstanding-beginning of period	2,610,888	2,883,860
Issued	138,628	477,930
Redeemed	(111,755)	(724,029)

Outstanding-end of period	2,637,761	2,637,761

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.07)

Net investment income (loss)	(0.03)	(0.07)
Net realized and unrealized gain (loss)	0.78	1.24

Net increase (decrease) in unit value	0.75	1.17
Net asset value at beginning of period	9.94	9.52

Net asset value at end of period	$10.69	$10.69

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.97%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.97)%	(0.90)%
Portfolio turnover**†††	13%	38%
Total return**	7.55%	12.29%
Net assets at end of period (in thousands)	$28,199	$28,199

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2010 Securities Lending Series Fund (cost $41,696,731 and units of 3,676,120)	$42,407,716
State Street Bank and Trust Company—SSGA Target Retirement 2010 Non-Securities Lending Series Fund (cost $13,052,168 and units of 1,274,631)	14,233,800
Receivable for fund units sold	16,682

Total assets	56,658,198

Liabilities
Due to custodian	6,411
Payable for investments purchased	11,009
Payable for fund units redeemed	5,673
Retirement Date Fund management fee payable	13,284
ING—program fee payable	69,108
Trustee, management and administration fees payable	13,848
ABA Retirement Funds—program fee payable	9,738
Payable for legal and audit services	7,831
Other accruals	11,176

Total liabilities	148,078

Net Assets (equivalent to $12.53 per unit based on 4,511,135 units outstanding)	$56,510,120

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	69,118	112,295
State Street Bank and Trust Company—program fee	—	57,705
Trustee, management and administration fees	13,841	40,090
Retirement Date Fund management fee	13,284	36,607
ABA Retirement Funds—program fee	9,738	21,741
Legal and audit fees	6,932	18,131
Compliance consultant fees	4,028	12,324
Reports to unitholders	2,333	15,314
Registration fees	977	2,151
Other fees	8,667	12,995

Total expenses	128,918	329,353

Net investment income (loss)	(128,918)	(329,353)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(754,479)	(3,442,944)
Change in net unrealized appreciation (depreciation)	6,225,186	10,522,950

Net realized and unrealized gain (loss)	5,470,707	7,080,006

Net increase (decrease) in net assets resulting from operations	$5,341,789	$6,750,653

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
From operations
Net investment income (loss)	$(128,918)	$(329,353)
Net realized gain (loss)	(754,479)	(3,442,944)
Change in net unrealized appreciation (depreciation)	6,225,186	10,522,950

Net increase (decrease) in net assets resulting from operations	5,341,789	6,750,653

From unitholder transactions
Proceeds from units issued	4,663,265	13,658,280
Cost of units redeemed	(3,283,566)	(13,084,717)

Net increase (decrease) in net assets from unitholder transactions	1,379,699	573,563

Net increase (decrease) in net assets	6,721,488	7,324,216

Net Assets
Beginning of period	49,788,632	49,185,904

End of period	$56,510,120	$56,510,120

Number of units
Outstanding-beginning of period	4,402,573	4,478,584
Issued	384,168	1,218,253
Redeemed	(275,606)	(1,185,702)

Outstanding-end of period	4,511,135	4,511,135

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.08)

Net investment income (loss)	(0.03)	(0.08)
Net realized and unrealized gain (loss)	1.25	1.63

Net increase (decrease) in unit value	1.22	1.55
Net asset value at beginning of period	11.31	10.98

Net asset value at end of period	$12.53	$12.53

Ratios/Supplemental Data:
Ratio of expenses to average net assets* ††	0.97%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.97)%	(0.90)%
Portfolio turnover** †††	13%	44%
Total return**	10.79%	14.12%
Net assets at end of period (in thousands)	$56,510	$56,510

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2020 Securities Lending Series Fund (cost $74,378,606 and units of 6,528,496)	$73,798,120
State Street Bank and Trust Company—SSGA Target Retirement 2020 Non-Securities Lending Series Fund (cost $21,408,376 and units of 2,073,603)	23,786,302
Receivable for fund units sold	54,463

Total assets	97,638,885

Liabilities
Due to custodian	10,568
Payable for investments purchased	32,358
Payable for fund units redeemed	22,105
Retirement Date Fund management fee payable	22,785
ING—program fee payable	118,541
Trustee, management and administration fees payable	23,736
ABA Retirement Funds—program fee payable	16,701
Payable for legal and audit services	13,198
Other accruals	18,837

Total liabilities	278,829

Net Assets (equivalent to $14.08 per unit based on 6,915,678 units outstanding)	$97,360,056

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	118,555	185,530
State Street Bank and Trust Company—program fee	—	90,050
Trustee, management and administration fees	23,725	64,577
Retirement Date Fund management fee	22,785	59,083
ABA Retirement Funds—program fee	16,701	35,395
Legal and audit fees	11,804	29,280
Compliance consultant fees	6,858	19,813
Reports to unitholders	3,972	24,203
Registration fees	1,664	3,497
Other fees	14,759	21,513

Total expenses	220,823	532,941

Net investment income (loss)	(220,823)	(532,941)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(2,146,560)	(8,746,037)

Change in net unrealized appreciation (depreciation)	13,992,082	23,455,119

Net realized and unrealized gain (loss)	11,845,522	14,709,082

Net increase (decrease) in net assets resulting from operations	$11,624,699	$14,176,141

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
From operations
Net investment income (loss)	$(220,823)	$(532,941)
Net realized gain (loss)	(2,146,560)	(8,746,037)
Change in net unrealized appreciation (depreciation)	13,992,082	23,455,119

Net increase (decrease) in net assets resulting from operations	11,624,699	14,176,141

From unitholder transactions
Proceeds from units issued	13,190,605	26,927,958
Cost of units redeemed	(6,886,814)	(18,599,504)

Net increase (decrease) in net assets from unitholder transactions	6,303,791	8,328,454

Net increase (decrease) in net assets	17,928,490	22,504,595

Net Assets
Beginning of period	79,431,566	74,855,461

End of period	$97,360,056	$97,360,056

Number of units
Outstanding-beginning of period	6,425,791	6,284,404
Issued	1,007,040	2,188,274
Redeemed	(517,153)	(1,557,000)

Outstanding-end of period	6,915,678	6,915,678

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.08)

Net investment income (loss)	(0.03)	(0.08)
Net realized and unrealized gain (loss)	1.75	2.25

Net increase (decrease) in unit value	1.72	2.17
Net asset value at beginning of period	12.36	11.91

Net asset value at end of period	$14.08	$14.08

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.97%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.97)%	(0.90)%
Portfolio turnover**†††	14%	40%
Total return**	13.92%	18.22%
Net assets at end of period (in thousands)	$97,360	$97,360

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2030 Securities Lending Series Fund (cost $53,735,235 and units of 4,676,851)	$51,735,324
State Street Bank and Trust Company—SSGA Target Retirement 2030 Non-Securities Lending Series Fund (cost $15,171,357 and units of 1,464,872)	17,077,479
Receivable for fund units sold	64,962

Total assets	68,877,765

Liabilities
Due to custodian	7,447
Payable for investments purchased	59,614
Payable for fund units redeemed	5,348
Retirement Date Fund management fee payable	15,993
ING—program fee payable	83,218
Trustee, management and administration fees payable	16,664
ABA Retirement Funds—program fee payable	11,723
Other accruals	22,499

Total liabilities	222,506

Net Assets (equivalent to $15.50 per unit based on 4,428,344 units outstanding)	$68,655,259

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	83,232	131,086
State Street Bank and Trust Company—program fee	—	61,701
Trustee, management and administration fees	16,654	45,071
Retirement Date Fund management fee	15,993	41,263
ABA Retirement Funds—program fee	11,723	24,742
Legal and audit fees	8,313	20,367
Compliance consultant fees	4,830	13,706
Reports to unitholders	2,797	16,898
Registration fees	1,172	2,428
Other fees	10,393	15,053

Total expenses	155,107	372,315

Net investment income (loss)	(155,107)	(372,315)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(2,517,718)	(7,421,433)

Change in net unrealized appreciation (depreciation)	11,855,556	19,501,090

Net realized and unrealized gain (loss)	9,337,838	12,079,657

Net increase (decrease) in net assets resulting from operations	$9,182,731	$11,707,342

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
From operations
Net investment income (loss)	$(155,107)	$(372,315)
Net realized gain (loss)	(2,517,718)	(7,421,433)
Change in net unrealized appreciation (depreciation)	11,855,556	19,501,090

Net increase (decrease) in net assets resulting from operations	9,182,731	11,707,342

From unitholder transactions
Proceeds from units issued	7,008,050	18,644,419
Cost of units redeemed	(4,683,266)	(12,938,858)

Net increase (decrease) in net assets from unitholder transactions	2,324,784	5,705,561

Net increase (decrease) in net assets	11,507,515	17,412,903

Net Assets
Beginning of period	57,147,744	51,242,356

End of period	$68,655,259	$68,655,259

Number of units
Outstanding-beginning of period	4,268,949	4,006,357
Issued	485,737	1,422,695
Redeemed	(326,342)	(1,000,708)

Outstanding-end of period	4,428,344	4,428,344

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.04)	(0.09)

Net investment income (loss)	(0.04)	(0.09)
Net realized and unrealized gain (loss)	2.15	2.80

Net increase (decrease) in unit value	2.11	2.71
Net asset value at beginning of period	13.39	12.79

Net asset value at end of period	$15.50	$15.50

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.97%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.97)%	(0.90)%
Portfolio turnover**†††	13%	38%
Total return**	15.76%	21.19%
Net assets at end of period (in thousands)	$68,655	$68,655

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company—SSGA Target Retirement 2040 Securities Lending Series Fund (cost $35,210,522 and units of 3,126,461)	$34,719,354
State Street Bank and Trust Company—SSGA Target Retirement 2040 Non-Securities Lending Series Fund (cost $10,006,639 and units of 964,458)	11,321,769
Receivable for fund units sold	47,579

Total assets	46,088,702

Liabilities
Due to custodian	4,841
Payable for investments purchased	44,736
Payable for fund units redeemed	2,843
Retirement Date Fund management fee payable	10,569
ING—program fee payable	55,010
Trustee, management and administration fees payable	11,012
ABA Retirement Funds—program fee payable	7,748
Other accruals	14,772

Total liabilities	151,531

Net Assets (equivalent to $17.15 per unit based on 2,678,463 units outstanding)	$45,937,171

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income	$—	$—

Expenses
ING—program fee	55,018	86,497
State Street Bank and Trust Company—program fee	—	37,789
Trustee, management and administration fees	11,006	28,872
Retirement Date Fund management fee	10,569	26,478
ABA Retirement Funds—program fee	7,748	15,951
Legal and audit fees	5,492	12,974
Compliance consultant fees	3,191	8,643
Reports to unitholders	1,848	10,738
Registration fees	774	1,546
Other fees	6,868	9,760

Total expenses	102,514	239,248

Net investment income (loss)	(102,514)	(239,248)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(1,848,274)	(4,879,346)

Change in net unrealized appreciation (depreciation)	8,314,114	13,673,381

Net realized and unrealized gain (loss)	6,465,840	8,794,035

Net increase (decrease) in net assets resulting from operations	$6,363,326	$8,554,787

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
From operations
Net investment income (loss)	$(102,514)	$(239,248)
Net realized gain (loss)	(1,848,274)	(4,879,346)
Change in net unrealized appreciation (depreciation)	8,314,114	13,673,381

Net increase (decrease) in net assets resulting from operations	6,363,326	8,554,787

From unitholder transactions
Proceeds from units issued	4,982,848	14,081,033
Cost of units redeemed	(3,230,629)	(8,012,350)

Net increase (decrease) in net assets from unitholder transactions	1,752,219	6,068,683

Net increase (decrease) in net assets	8,115,545	14,623,470

Net Assets
Beginning of period	37,821,626	31,313,701

End of period	$45,937,171	$45,937,171

Number of units
Outstanding-beginning of period	2,571,587	2,251,543
Issued	311,178	991,294
Redeemed	(204,302)	(564,374)

Outstanding-end of period	2,678,463	2,678,463

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$—	$—
Expenses(†)††	(0.04)	(0.10)

Net investment income (loss)	(0.04)	(0.10)
Net realized and unrealized gain (loss)	2.48	3.34

Net increase (decrease) in unit value	2.44	3.24
Net asset value at beginning of period	14.71	13.91

Net asset value at end of period	$17.15	$17.15

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.97%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.97)%	(0.90)%
Portfolio turnover**†††	14%	38%
Total return**	16.59%	23.29%
Net assets at end of period (in thousands)	$45,937	$45,937

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Conservative Risk Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated issuers, at value (cost $3,367,558)	$3,530,621
Receivable for investments sold	74,900
Receivable for fund units sold	3,139
Interest receivable	67

Total assets	3,608,727

Liabilities
Payable for investments purchased	65,807
Payable for fund units redeemed	56
Investment advisory fee payable	316
ING—program fee payable	2,773
Trustee, management and administration fees payable	544
ABA Retirement Funds—program fee payable	387
Other accruals	648

Total liabilities	70,531

Net Assets (equivalent to $14.14 per unit based on 250,231 units outstanding)	$3,538,196

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Conservative Risk Fund

Statement of Operations

Unaudited

For the period July 7, 2009(a) to September 30, 2009
Investment income	$161

Expenses
ING—program fee	2,772
Trustee, management and administration fees	544
ABA Retirement Funds—program fee	387
Investment advisory fee	316
Legal and audit fees	246
Compliance consultant fees	143
Reports to unitholders	83
Registration fees	35
Other fees	306

Total expenses	4,832

Net investment income (loss)	(4,671)

Net realized and unrealized gain (loss)
Net realized gain (loss)	17,062

Change in net unrealized appreciation (depreciation)	163,063

Net realized and unrealized gain (loss)	180,125

Net increase (decrease) in net assets resulting from operations	$175,454

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

Unaudited

For the period July 7, 2009(a) to September 30, 2009
From operations
Net investment income (loss)	$(4,671)
Net realized gain (loss)	17,062
Change in net unrealized appreciation (depreciation)	163,063

Net increase (decrease) in net assets resulting from operations	175,454

From unitholder transactions
Proceeds from units issued	3,426,321
Cost of units redeemed	(63,579)

Net increase (decrease) in net assets from unitholder transactions	3,362,742

Net increase (decrease) in net assets	3,538,196

Net Assets
Beginning of period	—

End of period	$3,538,196

Number of units
Outstanding-beginning of period	—
Issued	254,786
Redeemed	(4,555)

Outstanding-end of period	250,231

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Conservative Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period July 7, 2009(a) to September 30, 2009
Investment income†	$—
Expenses(†)††	(0.03)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	1.17

Net increase (decrease) in unit value	1.14
Net asset value at beginning of period	13.00

Net asset value at end of period	$14.14

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.91%
Ratio of net investment income (loss) to average net assets*	(0.88)%
Portfolio turnover**†††	4%
Total return**	8.77%
Net assets at end of period (in thousands)	$3,538

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Moderate Risk Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated issuers, at value (cost $8,325,432)	$8,915,813
Receivable for investments sold	42,526
Receivable for fund units sold	513,774
Interest receivable	76
Other assets	9

Total assets	9,472,198

Liabilities
Due to custodian	4,049
Payable for investments purchased	597,190
Payable for fund units redeemed	6
Investment advisory fee payable	783
ING—program fee payable	6,848
Trustee, management and administration fees payable	1,346
ABA Retirement Funds—program fee payable	958
Other accruals	1,576

Total liabilities	612,756

Net Assets (equivalent to $15.89 per unit based on 557,578 units outstanding)	$8,859,442

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Moderate Risk Fund

Statement of Operations

Unaudited

For the period July 7, 2009(a) to September 30, 2009
Investment income	$193

Expenses
ING—program fee	6,847
Trustee, management and administration fees	1,346
Investment advisory fee	783
ABA Retirement Funds—program fee	958
Legal and audit fees	602
Compliance consultant fees	350
Reports to unitholders	202
Registration fees	85
Other fees	752

Total expenses	11,925

Net investment income (loss)	(11,732)

Net realized and unrealized gain (loss)
Net realized gain (loss)	26,166

Change in net unrealized appreciation (depreciation)	590,381

Net realized and unrealized gain (loss)	616,547

Net increase (decrease) in net assets resulting from operations	$604,815

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

Unaudited

For the period July 7, 2009(a) to September 30, 2009
From operations
Net investment income (loss)	$(11,732)
Net realized gain (loss)	26,166
Change in net unrealized appreciation (depreciation)	590,381

Net increase (decrease) in net assets resulting from operations	604,815

From unitholder transactions
Proceeds from units issued	8,838,844
Cost of units redeemed	(584,217)

Net increase (decrease) in net assets from unitholder transactions	8,254,627

Net increase (decrease) in net assets	8,859,442

Net Assets
Beginning of period	—

End of period	$8,859,442

Number of units
Outstanding-beginning of period	—
Issued	595,996
Redeemed	(38,418)

Outstanding-end of period	557,578

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Moderate Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period July 7, 2009(a) to September 30, 2009
Investment income†	$—
Expenses(†)††	(0.03)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	1.92

Net increase (decrease) in unit value	1.89
Net asset value at beginning of period	14.00

Net asset value at end of period	$15.89

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.90%
Ratio of net investment income (loss) to average net assets*	(0.89)%
Portfolio turnover**†††	6%
Total return**	13.50%
Net assets at end of period (in thousands)	$8,859

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Aggressive Risk Fund

Statement of Assets and Liabilities

Unaudited

September 30, 2009
Assets
Investments in affiliated issuers, at value (cost $2,160,584)	$2,351,998
Cash	1
Receivable for investments sold	23,088
Receivable for fund units sold	8,784

Total assets	2,383,871

Liabilities
Payable for investments purchased	31,848
Payable for fund units redeemed	24
Investment advisory fee payable	203
ING—program fee payable	1,782
Trustee, management and administration fees payable	349
ABA Retirement Funds—program fee payable	248
Other accruals	418

Total liabilities	34,872

Net Assets (equivalent to $17.78 per unit based on 132,079 units outstanding)	$2,348,999

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Aggressive Risk Fund

Statement of Operations

Unaudited

For the period July 7, 2009(a) to September 30, 2009
Investment income	$—

Expenses
ING—program fee	1,783
Trustee, management and administration fees	349
ABA Retirement Funds—program fee	248
Investment advisory fee	203
Legal and audit fees	158
Compliance consultant fees	92
Reports to unitholders	53
Registration fees	22
Other fees	197

Total expenses	3,105

Net investment income (loss)	(3,105)

Net realized and unrealized gain (loss)
Net realized gain (loss)	7,043

Change in net unrealized appreciation (depreciation)	191,414

Net realized and unrealized gain (loss)	198,457

Net increase (decrease) in net assets resulting from operations	$195,352

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

Unaudited

For the period July 7, 2009(a) to September 30, 2009
From operations
Net investment income (loss)	$(3,105)
Net realized gain (loss)	7,043
Change in net unrealized appreciation (depreciation)	191,414

Net increase (decrease) in net assets resulting from operations	195,352

From unitholder transactions
Proceeds from units issued	2,364,456
Cost of units redeemed	(210,809)

Net increase (decrease) in net assets from unitholder transactions	2,153,647

Net increase (decrease) in net assets	2,348,999

Net Assets
Beginning of period	—

End of period	$2,348,999

Number of units
Outstanding-beginning of period	—
Issued	144,666
Redeemed	(12,587)

Outstanding-end of period	132,079

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Aggressive Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period July 7, 2009(a) to September 30, 2009
Investment income†	$—
Expenses(†)††	(0.04)

Net investment income (loss)	(0.04)
Net realized and unrealized gain (loss)	2.82

Net increase (decrease) in unit value	2.78
Net asset value at beginning of period	15.00

Net asset value at end of period	$17.78

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.91%
Ratio of net investment income (loss) to average net assets*	(0.91)%
Portfolio turnover**†††	2%
Total return**	18.53%
Net assets at end of period (in thousands)	$2,349

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2009
Assets
American Bar Association Members/State Street Collective Trust investment fund, at value:
Bond Core Plus Fund (cost $84,899,259 and units of 4,529,926)	$109,095,872	(a)
Large Cap Equity Fund (cost $155,098,449 and units of 15,509,845)	175,661,311	(a)
Receivable for investments sold	373,171

Total assets	285,130,354

Liabilities
Payable for fund units redeemed	373,171

Total liabilities	373,171

Net Assets (equivalent to $79.19 per unit based on 3,595,775 units outstanding)	$284,757,183

(a)	Indicates an affiliated issuer.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income
Dividends (net of foreign tax expense of $0 and $1,173)	$3,018	$1,993,271
Dividends—affiliated issuers	57	29,604
Securities lending net income	—	62,738

Total investment income	3,075	2,085,613

Expenses
ING—program fee	2,287	141,069
State Street Bank and Trust Company—program fee	—	175,291
Trustee, management and administration fees	478	81,835
Investment advisory fee	1,146	189,258
ABA Retirement Funds—program fee	327	37,608
Legal and audit fees	159	34,647
Compliance consultant fees	93	25,454
Reports to unitholders	54	40,482
Registration fees	22	3,610
Other fees	199	13,529

Total expenses	4,765	742,783

Net investment income (loss)	(1,690)	1,342,830

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(10,261,098)	(32,434,682)
Bond Core Plus Fund	3,379,869	6,677,548
Large Cap Equity Fund	716,949	716,949

Net realized gain (loss)	(6,164,280)	(25,040,185)

Change in net unrealized appreciation (depreciation)	34,905,709	65,452,194

Net realized and unrealized gain (loss)	28,741,429	40,412,009

Net increase (decrease) in net assets resulting from operations	$28,739,739	$41,754,839

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
From operations
Net investment income (loss)	$(1,690)	$1,342,830
Net realized gain (loss)	(6,164,280)	(25,040,185)
Change in net unrealized appreciation (depreciation)	34,905,709	65,452,194

Net increase (decrease) in net assets resulting from operations	28,739,739	41,754,839

From unitholder transactions
Proceeds from units issued	92,406	20,989,261
Cost of units redeemed	(24,433,976)	(55,939,827)

Net increase (decrease) in net assets from unitholder transactions	(24,341,570)	(34,950,566)

Net increase (decrease) in net assets	4,398,169	6,804,273

Net Assets
Beginning of period	280,359,014	277,952,910

End of period	$284,757,183	$284,757,183

Number of units
Outstanding-beginning of period	3,921,880	4,081,965
Issued	1,155	313,150
Redeemed	(327,260)	(799,340)

Outstanding-end of period	3,595,775	3,595,775

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2009 to September 30, 2009		For the period January 1, 2009 to September 30, 2009
Investment income†	$0.01		$0.53
Expenses(†)††	(0.01)		(0.19)

Net investment income (loss)	—		0.34
Net realized and unrealized gain (loss)	7.70		10.76

Net increase (decrease) in unit value	7.70		11.10
Net asset value at beginning of period	71.49		68.09

Net asset value at end of period	$79.19		$79.19

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.01%		0.36%
Ratio of net investment income (loss) to average net assets*(a)	0.00	%***	0.65%
Portfolio turnover**†††	9%		31%
Total return**	10.77%		16.30%
Net assets at end of period (in thousands)	$284,757		$284,757

*	Annualized.
**	Not annualized.
***	Amounts less than 0.50% are rounded to zero.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund , rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity Fund.
(a)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Operations - Liquidation Basis

Unaudited

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
Investment income
Dividends	$(9,082)	$2,362,541
Dividends—affiliated issuers	89	18,531
Securities lending net income	—	71,418

Total investment income	(8,993)	2,452,490

Expenses
ING—program fee	2,747	174,295
State Street Bank and Trust Company—program fee	—	228,430
Trustee, management and administration fees	574	104,572
Investment advisory fee	1,331	231,250
ABA Retirement Funds—program fee	393	47,921
Legal and audit fees	191	44,783
Compliance consultant fees	111	33,179
Reports to unitholders	64	51,658
Registration fees	27	4,705
Other fees	240	17,471

Total expenses	5,678	938,264

Net investment income (loss)	(14,671)	1,514,226

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(32,479,813)	(80,426,708)
Investments—affiliated issuers	(9,232)	(1,140)
Foreign currency transactions	(46)	(46)

Net realized gain (loss)	(32,489,091)	(80,427,894)

Change in net unrealized appreciation (depreciation) on:
Investments	34,404,415	73,969,999
Foreign currency transactions	47	—

Change in net unrealized appreciation (depreciation)	34,404,462	73,969,999

Net realized and unrealized gain (loss)	1,915,371	(6,457,895)

Net increase (decrease) in net assets resulting from operations	$1,900,700	$(4,943,669)

(a)	The Fund was terminated on July 1, 2009.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Statement of Changes in Net Assets - Liquidation Basis

Unaudited

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
From operations
Net investment income (loss)	$(14,671)	$1,514,226
Net realized gain (loss) from investments and foreign currency transactions	(32,489,091)	(80,427,894)
Change in net unrealized appreciation (depreciation)	34,404,462	73,969,999

Net increase (decrease) in net assets resulting from operations	1,900,700	(4,943,669)

From unitholder transactions
Proceeds from units issued	55,552	23,252,190
Cost of units redeemed	(195,785,074)	(225,144,852)
Net increase (decrease) in net assets from unitholder transactions	(195,729,522)	(201,892,662)

Net increase (decrease) in net assets	(193,828,822)	(206,836,331)

Net Assets
Beginning of period	193,828,822	206,836,331

End of period	$—	$—

Number of units
Outstanding-beginning of period	7,739,834	8,022,135
Issued	2,198	1,004,418
Redeemed	(7,742,032)	(9,026,553)

Outstanding-end of period	—	—

(a)	The Fund was terminated on July 1, 2009.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Value Equity Fund

Financial Highlights - Liquidation Basis

Unaudited

(For a unit outstanding throughout the period)

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
Investment income†	$—	$0.31
Expenses(†)††	—	(0.12)

Net investment income (loss)	—	0.19
Net realized and unrealized gain (loss)	0.25	(0.68)

Net increase (decrease) in unit value	0.25	(0.49)
Net asset value at beginning of period	25.04	25.78

Net asset value at end of period(b)	$25.29	$25.29

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.06%	1.01%
Ratio of net investment income (loss) to average net assets*	(2.74)%	1.63%
Portfolio turnover**†††	0%	26%
Total return**	1.00%	(1.90)%
Net assets at end of period (in thousands)	$—	$—

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	The Fund was terminated on July 1, 2009.
(b)	Amounts represent the final redemption price per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Operations - Liquidation Basis

Unaudited

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
Investment income
Dividends (net of foreign tax expense of $0 and $1,190)	$1,788	$1,815,909
Dividends—affiliated issuers	40	33,516
Securities lending net income	—	182,399

Total investment income	1,828	2,031,824

Expenses
ING—program fee	5,622	350,182
State Street Bank and Trust Company—program fee	—	445,318
Trustee, management and administration fees	1,175	206,148
Investment advisory fee	2,654	437,440
ABA Retirement Funds—program fee	804	94,674
Legal and audit fees	392	87,614
Compliance consultant fees	228	64,532
Reports to unitholders	132	101,965
Registration fees	55	9,152
Other fees	489	34,199

Total expenses	11,551	1,831,224

Net investment income (loss)	(9,723)	200,600

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(12,362,969)	(55,880,042)
Investments—affiliated issuers	56,752	3,860,682
Foreign currency transactions	—	80

Net realized gain (loss)	(12,306,217)	(52,019,280)

Change in net unrealized appreciation (depreciation)	16,264,008	105,761,113

Net realized and unrealized gain (loss)	3,957,791	53,741,833

Net increase (decrease) in net assets resulting from operations	$3,948,068	$53,942,433

(a)	The Fund was terminated on July 1, 2009.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Statement of Changes in Net Assets - Liquidation Basis

Unaudited

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
From operations
Net investment income (loss)	$(9,723)	$200,600
Net realized gain (loss) from investments and foreign currency transactions	(12,306,217)	(52,019,280)
Change in net unrealized appreciation (depreciation)	16,264,008	105,761,113

Net increase (decrease) in net assets resulting from operations	3,948,068	53,942,433

From unitholder transactions
Proceeds from units issued	48,623	27,310,980
Cost of units redeemed	(400,267,094)	(444,191,161)

Net increase (decrease) in net assets from unitholder transactions	(400,218,471)	(416,880,181)

Net increase (decrease) in net assets	(396,270,403)	(362,937,748)

Net Assets
Beginning of period	396,270,403	362,937,748

End of period	$—	$—

Number of units
Outstanding-beginning of period	10,057,996	10,547,465
Issued	1,223	770,091
Redeemed	(10,059,219)	(11,317,556)

Outstanding-end of period	—	—

(a)	The Fund was terminated on July 1, 2009.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large-Cap Growth Equity Fund

Financial Highlights - Liquidation Basis

Unaudited

(For a unit outstanding throughout the period)

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
Investment income†	$—	$0.20
Expenses(†)††	—	(0.18)

Net investment income (loss)	—	0.02
Net realized and unrealized gain (loss)	0.39	5.36

Net increase (decrease) in unit value	0.39	5.38
Net asset value at beginning of period	39.40	34.41

Net asset value at end of period(b)	$39.79	$39.79

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.05%	1.00%
Ratio of net investment income (loss) to average net assets*	(0.89)%	0.11%
Portfolio turnover**†††	0%	25%
Total return**	0.99%	15.63%
Net assets at end of period (in thousands)	$—	$—

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	The Fund was terminated on July 1, 2009.
(b)	Amounts represent the final redemption price per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Operations - Liquidation Basis

Unaudited

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
Investment income
Dividends (net of foreign tax expense of $0 and $210)	$7,434	$449,431
Dividends—affiliated issuers	5	4,182
Securities lending net income	—	41,928

Total investment income	7,439	495,541

Expenses
ING—program fee	695	43,086
State Street Bank and Trust Company—program fee	—	52,452
Trustee, management and administration fees	145	24,658
Investment advisory fee	949	155,113
ABA Retirement Funds—program fee	100	11,336
Legal and audit fees	48	10,389
Compliance consultant fees	28	7,599
Reports to unitholders	16	12,219
Registration fees	7	1,078
Other fees	61	4,059

Total expenses	2,049	321,989

Net investment income (loss)	5,390	173,552

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(7,445,967)	(15,351,490)
Foreign currency transactions	11,630	11,980

Net realized gain (loss)	(7,434,337)	(15,339,510)

Change in net unrealized appreciation (depreciation) on:
Investments	8,626,335	21,648,684
Foreign currency transactions	(79)	—

Change in net unrealized appreciation (depreciation)	8,626,256	21,648,684

Net realized and unrealized gain (loss)	1,191,919	6,309,174

Net increase (decrease) in net assets resulting from operations	$1,197,309	$6,482,726

(a)	The Fund was terminated on July 1, 2009.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Statement of Changes in Net Assets - Liquidation Basis

Unaudited

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
From operations
Net investment income (loss)	$5,390	$173,552
Net realized gain (loss) from investments and foreign currency transactions	(7,434,337)	(15,339,510)
Change in net unrealized appreciation (depreciation)	8,626,256	21,648,684

Net increase (decrease) in net assets resulting from operations	1,197,309	6,482,726

From unitholder transactions
Proceeds from units issued	25,912	9,043,588
Cost of units redeemed	(49,818,033)	(59,267,988)

Net increase (decrease) in net assets from unitholder transactions	(49,792,121)	(50,224,400)

Net increase (decrease) in net assets	(48,594,812)	(43,741,674)

Net Assets
Beginning of period	48,594,812	43,741,674

End of period	$—	$—

Number of units
Outstanding-beginning of period	4,401,792	4,457,993
Issued	2,291	930,031
Redeemed	(4,404,083)	(5,388,024)

Outstanding-end of period	—	—

(a)	The Fund was terminated on July 1, 2009.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Value Equity Fund

Financial Highlights - Liquidation Basis

Unaudited

(For a unit outstanding throughout the period)

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
Investment income†	$—	$0.11
Expenses(†)††	—	(0.07)

Net investment income (loss)	—	0.04
Net realized and unrealized gain (loss)	0.27	1.46

Net increase (decrease) in unit value	0.27	1.50
Net asset value at beginning of period	11.04	9.81

Net asset value at end of period(b)	$11.31	$11.31

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.51%	1.47%
Ratio of net investment income (loss) to average net assets*	3.98%	0.79%
Portfolio turnover**	0%	35%
Total return**	2.45%	15.29%
Net assets at end of period (in thousands)	$—	$—

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
(a)	The Fund was terminated on July 1, 2009.
(b)	Amounts represent the final redemption price per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Operations - Liquidation Basis

Unaudited

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
Investment income
Dividends	$—	$254,238
Dividends—affiliated issuers	33	4,522
Securities lending net income	—	88,587

Total investment income	33	347,347

Expenses
ING—program fee	982	62,307
State Street Bank and Trust Company—program fee	—	77,143
Trustee, management and administration fees	206	36,057
Investment advisory fee	1,220	205,003
ABA Retirement Funds—program fee	141	16,562
Legal and audit fees	69	15,221
Compliance consultant fees	40	11,159
Reports to unitholders	23	17,840
Registration fees	10	1,584
Other fees	85	5,941

Total expenses	2,776	448,817

Net investment income (loss)	(2,743)	(101,470)

Net realized and unrealized gain (loss)
Net realized gain (loss)	1,226,076	(8,210,341)

Change in net unrealized appreciation (depreciation)	(62,460)	17,411,981

Net realized and unrealized gain (loss)	1,163,616	9,201,640

Net increase (decrease) in net assets resulting from operations	$1,160,873	$9,100,170

(a)	The Fund was terminated on July 1, 2009.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Statement of Changes in Net Assets - Liquidation Basis

Unaudited

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
From operations
Net investment income (loss)	$(2,743)	$(101,470)
Net realized gain (loss)	1,226,076	(8,210,341)
Change in net unrealized appreciation (depreciation)	(62,460)	17,411,981

Net increase (decrease) in net assets resulting from operations	1,160,873	9,100,170

From unitholder transactions
Proceeds from units issued	29,403	12,314,626
Cost of units redeemed	(69,927,618)	(84,562,773)

Net increase (decrease) in net assets from unitholder transactions	(69,898,215)	(72,248,147)

Net increase (decrease) in net assets	(68,737,342)	(63,147,977)

Net Assets
Beginning of period	68,737,342	63,147,977

End of period	$—	$—

Number of units
Outstanding-beginning of period	4,355,280	4,547,205
Issued	1,832	847,034
Redeemed	(4,357,112)	(5,394,239)

Outstanding-end of period	—	—

(a)	The Fund was terminated on July 1, 2009.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid-Cap Growth Equity Fund

Financial Highlights - Liquidation Basis

Unaudited

(For a unit outstanding throughout the period)

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
Investment income†	$—	$0.08
Expenses(†)††	—	(0.10)

Net investment income (loss)	—	(0.02)
Net realized and unrealized gain (loss)	0.27	2.18

Net increase (decrease) in unit value	0.27	2.16
Net asset value at beginning of period	15.78	13.89

Net asset value at end of period(b)	$16.05	$16.05

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.45%	1.40%
Ratio of net investment income (loss) to average net assets*	(1.43)%	(0.32)%
Portfolio turnover**	0%	61%
Total return**	1.71%	15.55%
Net assets at end of period (in thousands)	$—	$—

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
(a)	The Fund was terminated on July 1, 2009.
(b)	Amounts represent the final redemption price per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Operations - Liquidation Basis

Unaudited

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
Investment income
Dividends (net of foreign tax expense of $1,529 and $1,529)	$(959)	$571,197
Dividends—affiliated issuers	59	13,032
Securities lending net income	—	183,184

Total investment income	(900)	767,413

Expenses
ING—program fee	2,023	126,035
State Street Bank and Trust Company—program fee	—	160,442
Trustee, management and administration fees	422	74,150
Investment advisory fee	2,842	475,674
ABA Retirement Funds—program fee	290	34,058
Legal and audit fees	141	31,695
Compliance consultant fees	82	23,404
Reports to unitholders	47	36,742
Registration fees	20	3,319
Other fees	177	12,369

Total expenses	6,044	977,888

Net investment income (loss)	(6,944)	(210,475)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	5,753,725	(27,320,809)
Investments—affiliated issuers	69,450	(1,173,964)

Net realized gain (loss)	5,823,175	(28,494,773)

Change in net unrealized appreciation (depreciation)	32,647	43,253,383

Net realized and unrealized gain (loss)	5,855,822	14,758,610

Net increase (decrease) in net assets resulting from operations	$5,848,878	$14,548,135

(a)	The Fund was terminated on July 1, 2009.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Statement of Changes in Net Assets - Liquidation Basis

Unaudited

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
From operations
Net investment income (loss)	$(6,944)	$(210,475)
Net realized gain (loss)	5,823,175	(28,494,773)
Change in net unrealized appreciation (depreciation)	32,647	43,253,383

Net increase (decrease) in net assets resulting from operations	5,848,878	14,548,135

From unitholder transactions
Proceeds from units issued	123,471	11,957,372
Cost of units redeemed	(145,917,126)	(163,427,978)

Net increase (decrease) in net assets from unitholder transactions	(145,793,655)	(151,470,606)

Net increase (decrease) in net assets	(139,944,777)	(136,922,471)

Net Assets
Beginning of period	139,944,777	136,922,471

End of period	$—	$—

Number of units
Outstanding-beginning of period	2,996,668	3,129,124
Issued	2,538	284,033
Redeemed	(2,999,206)	(3,413,157)

Outstanding-end of period	—	—

(a)	The Fund was terminated on July 1, 2009.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Cap Equity Fund

Financial Highlights - Liquidation Basis

Unaudited

(For a unit outstanding throughout the period)

	For the one-day period ended July 1, 2009(a)	For the period January 1, 2009 to July 1, 2009(a)
Investment income†	$—	$0.25
Expenses(†)††	(0.01)	(0.32)

Net investment income (loss)	(0.01)	(0.07)
Net realized and unrealized gain (loss)	1.96	4.96

Net increase (decrease) in unit value	1.95	4.89
Net asset value at beginning of period	46.70	43.76

Net asset value at end of period(b)	$48.65	$48.65

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.53%	1.48%
Ratio of net investment income (loss) to average net assets*	(1.76)%	(0.32)%
Portfolio turnover**†††	0%	79%
Total return**	4.18%	11.17%
Net assets at end of period (in thousands)	$—	$—

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in a collective investment fund, portfolio turnover reflects purchases and sales of such collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
(a)	The Fund was terminated on July 1, 2009.
(b)	Amounts represent the final redemption price per unit.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

1. Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust as amended and restated on December 5, 1991 and as amended thereafter. Since December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”) acts as trustee of the Collective Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the ABA Retirement Funds Program (the “Program”). The Trust offers fifteen separate collective investment funds, including five Managed Funds, the Real Asset Return Fund, three Target Risk Funds and six Index Funds, and five Retirement Date Funds (collectively, the “Funds”). The Retirement Date Funds are a group of five balanced investment funds that invest in a series of State Street Global Advisors (“SSgA”) funds, each of which is designed to correspond to a particular time horizon to retirement. The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds (formerly called the American Bar Retirement Association). Effective July 2, 2009, units of the Balanced Fund have ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. In addition, effective on or about July 6, 2009, the previously offered Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund and Small-Cap Equity Fund were eliminated. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

Managed Funds

Bond Core Plus Fund (formerly Intermediate Bond Fund)—invests primarily in debt securities of varying maturities, with an average portfolio duration of three to six years, with the objective of achieving a total return from current income and capital appreciation.

International All Cap Equity Fund (formerly International Equity Fund)—long term growth of capital primarily through investment in common stocks and other equity securities of non-U.S. domiciled companies.

Large Cap Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large-capitalization companies with market capitalizations, at the time of purchase, of greater than $1 billion. Invests in common stocks and the State Street Bank and Trust Company Russell 1000 Index Securities Lending Series Fund, the State Street Bank and Trust Company Russell 1000 Index Securities Non Lending Series Fund and the State Street Bank and Trust Company Russell 1000 Index Securities Non Lending Fund, separate State Street Bank collective investment funds which invest in securities contained in the Russell 1000 Index. As of September 30, 2009, 17.2% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Index Securities Lending Series Fund, 0.8% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Index Securities Non Lending Series Fund and 0.5% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 1000 Index Securities Non Lending Fund. These underlying funds’ annual financial statements are available from State Street Bank upon request.

Small-Mid Cap Equity Fund—long term growth of capital through investment in common stocks and equity-type securities of companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion. Invests in common stocks and the State Street Bank and Trust Company Russell 2000 Index Securities Lending Series Fund and the State Street Bank and Trust Company MidCap 400 Index Non Lending Series Fund, separate State Street Bank collective investment funds which invest in securities contained in the Russell 2000 Index. As of September 30, 2009, less than 0.1% of the Fund’s net assets were invested in the State Street Bank and Trust Company Russell 2000 Index Securities Lending Series Fund and 1.9% of the Fund’s net assets were invested in the State Street Bank and Trust Company MidCap 400 Index Non Lending Series Fund. These funds’ annual financial statements are available from State Street Bank upon request.

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

Real Asset Return Fund

Real Asset Return Fund—provide capital appreciation in excess of inflation as measured by the All Items Less Food and Energy Consumer Price Index for All Urban Consumers for the U.S. City Average, 1982-84 = 100, which we refer to as the Core Consumer Price Index or Core CPI (which excludes food and energy). The Fund invests in a diversified portfolio of primarily Treasury Inflation Protected Securities, which we refer to as U.S. TIPS, commodity futures and real estate investment trusts, which we refer to as REITs.

Target Risk Funds

Target Risk Funds—provide a series of balanced investment funds each of which is designed to correspond to a particular investment risk level. The three Target Risk Funds, designated as the Conservative Risk Fund, the Moderate Risk Fund and the Aggressive Risk Fund, offer three separate strategies, each with a distinct asset mix.

The Conservative Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Conservative Risk Fund is the most conservative strategy among the Target Risk Funds. The Conservative Risk Fund is designed for investors who prefer lower volatility of returns and higher expected income.

The Moderate Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds or cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Moderate Risk Fund is designed for investors who seek a combination of capital appreciation and income. This Fund is expected to have higher volatility of returns than the Conservative Risk Fund but less than the Aggressive Risk Fund.

The Aggressive Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds or cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Aggressive Risk Fund is designed for investors who want to maximize growth and capital appreciation. This Fund is expected to have the highest volatility of returns among the Target Risk Funds.

Index Funds

Bond Index Fund—replication of the total return, after taking into account Fund expenses, of the U.S. investment-grade bond market represented by the Barclays Capital U.S. Aggregate Bond Index. Currently 100% of the Fund’s net assets are invested indirectly through the State Street Bank and Trust Company Passive Bond Market Index Non-Lending Series Fund, which is a collective investment fund maintained by State Street Bank. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the S&P 500 Index. Currently 100% of the Fund’s assets are invested indirectly through

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

the State Street Bank and Trust Company S&P 500 Flagship Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. This underlying fund’s annual financial statements are available from State Street Bank upon request.

All Cap Index Equity Fund (formerly Index Equity Fund)—replication of the total return, after taking into account Fund expenses, of the Russell 3000 Index. Currently invests 100% of the Fund’s net assets in the State Street Bank and Trust Company Russell 3000 Index Securities Lending Fund and the State Street Bank and Trust Company Russell 3000 Index Non-Lending Series Fund, separate State Street Bank collective investment funds which invest in securities contained in the Russell 3000 Index. As of September 30, 2009, 73.6% of the Fund’s net assets were invested in the Lending Fund and 26.4% were invested in the Non Lending Series Fund. These underlying funds’ annual financial statements are available from State Street Bank upon request.

Mid Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, the S&P Mid Cap 400 Index. Currently 100% of the Fund’s net assets are invested indirectly through the State Street Bank and Trust Company S&P Mid-Cap Index Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Small Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, the Russell 2000 Index. Currently 100% of the Fund’s net assets are invested indirectly through the State Street Bank and Trust Company Russell 2000 Index Non-Lending Fund, which is a collective investment fund maintained by State Street Bank. This underlying fund’s annual financial statements are available from State Street Bank upon request.

International Index Equity Fund—replication of the total return, after taking into account Fund expenses, the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index. Currently invests 100% of the Fund’s assets indirectly through the State Street Bank and Trust Company Daily MSCI ACWI Ex-US Index Non-Lending Series Fund, which is a collective investment fund maintained by State Street Bank. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

The Retirement Date Funds utilize a broad range of asset classes and an annual rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to retirement. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. Each of the Funds currently invests 100% of the Fund’s assets in two separate State Street Bank and Trust Company collective investment funds listed below.

Lifetime Income Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement Income Securities Lending Series Fund and the State Street Bank and Trust Company— SSgA Target Retirement Income Securities Non Lending Series Fund. As of September 30, 2009, 74.6% of the Fund’s net assets were invested in the Lending Series Fund and 25.4% were invested in the Non Lending Series Fund.

2010 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement 2010 Securities Lending Series Fund and the State Street Bank and Trust Company—SSgA Target Retirement 2010 Securities Non Lending Series Fund. As of

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

September 30, 2009, 75.0% of the Fund’s net assets were invested in the Lending Series Fund and 25.0% were invested in the Non Lending Series Fund.

2020 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement 2020 Securities Lending Series Fund and the State Street Bank and Trust Company—SSgA Target Retirement 2020 Securities Non Lending Series Fund. As of September 30, 2009, 75.7% of the Fund’s net assets were invested in the Lending Series Fund and 24.3% were invested in the Non Lending Series Fund.

2030 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement 2030 Securities Lending Series Fund and the State Street Bank and Trust Company—SSgA Target Retirement 2030 Securities Non Lending Series Fund. As of September 30, 2009, 75.3% of the Fund’s net assets were invested in the Lending Series Fund and 24.7% were invested in the Non Lending Series Fund.

2040 Retirement Date Fund—invests in the State Street Bank and Trust Company—SSgA Target Retirement 2040 Securities Lending Series Fund and the State Street Bank and Trust Company—SSgA Target Retirement 2040 Securities Non Lending Series Fund. As of September 30, 2009, 75.5% of the Fund’s net assets were invested in the Lending Series Fund and 24.5% were invested in the Non Lending Series Fund.

Each of these underlying funds’ annual financial statements is available from State Street Bank upon request.

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of September 30, 2009, 38.2% and 61.8% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its Units on July 2, 2009.

All the Funds and the Balanced Fund may invest in STIF or the State Street Bank and Trust Company Yield Enhanced Short-Term Investment Fund (“YES”), an enhanced short-term income collective investment fund maintained by State Street Bank. The annual financial statements of STIF and YES are available from State Street Bank upon request.

Funds in the Trust that participate directly in securities lending and the Balanced Fund may have cash collateral invested in the State Street Quality D Short-Term Investment Fund (“Quality D”). State Street Bank and Trust Company serves as the trustee for Quality D. For purposes of daily admissions and redemptions, the short-term portfolio instruments in Quality D are currently valued on the basis of amortized cost, as provided for in the Declaration of Trust of Quality D. Participant units in Quality D are issued and redeemed on each business day (“valuation date”). Participant units in Quality D are currently purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of Quality D, the trustee of Quality D may in its discretion determine that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the Quality D unitholders. In these circumstances, the trustee of Quality D, in its sole discretion and acting in a manner it deems appropriate and fair on behalf of all of the Quality D unitholders, may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

The trustee for Quality D has informed the Trust that a disparity between the constant or amortized cost net asset value and the net asset value based on fair market value has existed during the quarter and nine month periods ended September 30, 2009 and is primarily attributable to unrealized losses on longer duration instruments stemming from a lack of liquidity in the secondary market rather than from any impairment to the underlying assets. The

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

trustee of Quality D continues to believe that these longer duration instruments will mature at par and that selling these assets in the short term would result in significant realized losses that would not be in the best interest of all unitholders Quality D. Accordingly, the trustee for Quality D has applied withdrawal safeguards. In order to maintain long term value for all unitholders in Quality D, any unit holder in Quality D, including the Funds and the Balanced Fund, that expressly or otherwise effectively terminates its participation in the securities lending program would, on redemption, receive an in-kind pro rata share of the securities held by Quality D. The trustee of Quality D continues, however, to transact normal daily activity, such as new loans, loan returns, plan participant-directed transactions and daily marks to market, at $1.00. The financial statements of Quality D are available from State Street Bank upon request.

State Street Bank collective investment funds, in which the Funds and the Balanced Fund invest, may participate in securities lending and may invest their cash collateral in State Street Bank Quality Trust Fund (“Quality Trust”), a fund that operates in a manner similar to Quality D (collectively with Quality D, the “Cash Collateral Funds”). This fund also has experienced a discrepancy between constant asset values and net asset values based on fair market values of these securities for the same reasons as described above, and also has imposed withdrawal safeguards for participants terminating participation in the securities lending program although the trustee of Quality Trust currently permits limited monthly withdrawals by investors in Quality Trust. The financial statements of Quality Trust are available from State Street Bank upon request.

Although the level of redemptions in connection with plan activity is being monitored by the Trustee, as to the Funds, and State Street Bank, as to the Cash Collateral Funds, no plan withdrawal decisions initiated by a plan sponsor have been limited by the Funds through November 16, 2009. If the level of redemption activity, either through participant activity or plan activity, were to materially increase in the future, the Trustee, as to the Funds, and State Street Bank, as to the Cash Collateral Funds, retain the right to impose limitations on such activity.

The Cash Collateral Funds’ per unit net asset values, and the net asset value of the Funds and the Balanced Fund investing in Cash Collateral Funds, reflected in the financial statements are based on United States generally accepted accounting principles (“GAAP”) and differ from the per unit net asset values calculated for purpose of transactions experienced by participants in their accounts. The difference is driven by the GAAP valuation of the securities lending Cash Collateral Funds (See Note 6). Such difference in valuation as of September 30, 2009 has narrowed from the difference in valuation as of December 31, 2008 and June 30, 2009, reflecting higher GAAP valuations of the Cash Collateral Funds on September 30, 2009.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

2. Summary of Significant Accounting Policies

The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with GAAP.

A. Security Valuation

The Collective Trust follows authoritative accounting guidance that governs the application of GAAP that require fair value measurements of the Funds’ and Balanced Fund’s assets and liabilities. Fair value is an estimate of the price a Fund would receive upon selling a security in a timely transaction to an independent buyer in the principal or most advantageous market for the security.

All Funds (Other than SARF) and the Balanced Fund: State Street has delegated to State Street Bank the responsibility to determine the value of each Fund and the Balanced Fund based on the market value of each Fund’s and the Balanced Fund’s portfolio of securities. State Street Bank generally values each Fund’s and the Balanced Fund’s portfolio of securities based on closing market prices or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by State Street Bank to be unreliable, the fair value of the particular securities or assets is determined in good faith by State Street pursuant to procedures adopted by State Street. For market prices and quotations, as well as some fair value methods of pricing, State Street Bank and State Street may rely upon securities prices provided by pricing services, the persons or entities State Street has retained to assist it in the exercise of its investment responsibility with respect to the Funds and the Balanced Fund (the “Investment Advisors”) or independent dealers.

When State Street Bank determines that the closing market price on the primary exchange where the security is traded is not readily available or no longer accurately reflects the value of the security at the time of calculation of the Fund’s or Balanced Fund’s net asset value, State Street endeavors to value the security at the amount the owner might reasonably expect to receive upon the security’s current sale. In so doing, management considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events.

With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, a valuation adjustment may be appropriate. Specifically, under appropriate circumstances, State Street will utilize a fair value model for the International All Cap Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. If a significant event occurs other than general movements in the U.S. markets, State Street Bank will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with State Street’s fair value procedures.

Unless believed no longer to accurately reflect value or to be reliable, foreign securities not traded directly or in the form of American Depositary Receipts (ADRs) in the United States are valued in the local currency at the last sale price on the applicable exchange on which such securities trade and such values are converted into the U.S. dollar equivalent at current exchange rates.

Other securities may be priced using a pricing matrix to determine the value of fixed income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund or the Balanced Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds. Exchange traded funds that were used during the realignment of the investment options under the Program on or about July 6, 2009 were priced based on readily available closing market prices. Each of these funds uses fair value pricing in determining their net asset values.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

The short-term portfolio instruments of YES and STIF are valued on the basis of amortized cost, which approximates fair value, unless otherwise determined by the trustee of such fund. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates or changes in the creditworthiness of the issuer of the instrument on the market value of the instrument.

The Funds and the Balanced Fund follow a three-tier hierarchy based on the use of observable market data and unobservable inputs to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about uncertainty, for example, the risk inherent in a particular valuation technique used to measure fair value including such a pricing model, and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Various inputs are used in determining the value of the Fund’s and Balanced Fund’s investments. These inputs are summarized in the three broad levels as follows:

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

The Fund or Balanced Fund may record changes to valuations based on the amount that it might reasonably be expected to receive for a security upon its current sale consistent with the fair value measurement objective. Each determination is based on a consideration of all relevant factors, which are likely to vary from one pricing context to another. Examples of such factors may include, but are not limited to the type of the security, the existence of any contractual restrictions on the security’s disposition, the price of comparable securities, quotations or evaluated prices from broker-dealers and/or pricing services, information obtained from the issuer, analysts, and/or the appropriate stock exchange (for exchange-traded securities), an analysis of the company’s financial statements, an evaluation of the forces that influence the issuer and the market(s) in which the security is purchased and sold, and with respect to debt securities, the maturity, coupon, creditworthiness, currency denomination, and the movement of the market in which the security is normally traded. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value realized upon sale of those investments.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

The following is a summary of the inputs used in valuing the Funds’ and Balanced Fund’s assets and liabilities, as well as a reconciliation of Level 3 assets for which significant unobservable inputs were used in determining value:

Bond Core Plus Fund	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$7,382,399	$—	$7,382,399
U.S. Government & Agency Obligations	—	219,692,962	—	219,692,962
Foreign Government Obligations	—	1,850,406	—	1,850,406
Municipals	—	9,220,550	—	9,220,550
Corporate Bonds	—	57,040,497	—	57,040,497
Bank Loans	—	14,161,817	—	14,161,817
Common Stock and/or Other Equity Investments	1,339,500	—	—	1,339,500
Short-Term Investments	—	7,791,439	—	7,791,439
Derivatives*	1,078,957	156,328	—	1,235,285

Total	$2,418,457	$317,296,398	$—	$319,714,855

Liabilities
Options Written, at Value	$—	$(732)	$—	$(732)
Derivatives*	(139,566)	(121,632)	—	(261,198)

Total	$(139,566)	$(122,364)	$—	$(261,930)

*	Derivatives include unrealized appreciation/depreciation on open futures contracts, foreign forward currency contracts, and interest rate swap contracts.

Bond Core Plus Fund Level 3 Roll Forward	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments *
Balance as of January 1, 2009	$(2,176,808)
Accrued discounts/premiums	—
Realized gain (loss)	(1,732,751)
Change in unrealized appreciation (depreciation)	2,176,808

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Bond Core Plus Fund Level 3 Roll Forward	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments *
Net purchases (sales)	1,732,751
Net transfers in and/or out of Level 3	—

Balance as of September 30, 2009	$—

Net change in unrealized appreciation (depreciation) from investments still held at September 30, 2009	$—

*	Other financial instruments are derivatives instruments including interest rate swap contracts, which are valued at the unrealized appreciation/depreciation on the instrument.

Balanced Fund	Level 1		Level 2	Level 3	Total
Assets
Collective Investment Funds		—	284,757,183	—	284,757,183

Total	$		$284,757,183	$—	$284,757,183

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$256,186,952	$—	$256,186,952

Total	$—	$256,186,952	$—	$256,186,952

International All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$1,984,183	$—	$1,984,183
Austria	—	1,206,831	—	1,206,831
Belgium	—	1,303,567	—	1,303,567
Brazil	2,147,196	—	—	2,147,196
Canada	2,119,002	1,034,449	—	3,153,451
China	—	257,609	—	257,609

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

International All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Czech Republic	—	1,207,617	—	1,207,617
Denmark	—	505,682	—	505,682
Finland	—	985,451	—	985,451
France	—	14,140,425	—	14,140,425
Germany	—	10,796,948	—	10,796,948
Greece	—	2,314,119	—	2,314,119
Hong Kong	—	3,615,019	—	3,615,019
Hungary	—	413,431	—	413,431
India	894,056	—	—	894,056
Ireland	1,492,903	1,095,172	—	2,588,075
Israel	938,385	—	—	938,385
Italy	—	3,057,423	—	3,057,423
Japan	—	27,100,211	—	27,100,211
Korea, Republic of	—	3,023,366	—	3,023,366
Luxembourg	—	713,355	—	713,355
Malaysia	—	667,691	—	667,691
Mexico	2,058,933	—	—	2,058,933
Netherlands	336,502	4,502,697	—	4,839,199
Norway	—	1,805,257	—	1,805,257
Philippines	—	122,077	—	122,077
Portugal	—	1,643,727	—	1,643,727
Russia	498,640	—	—	498,640
Singapore	—	2,963,361	—	2,963,361
South Africa	—	1,890,735	—	1,890,735
Spain	—	4,109,643	—	4,109,643
Sweden	—	1,116,942	—	1,116,942
Switzerland	1,056,662	9,942,455	—	10,999,117
Taiwan	1,752,668	1,722,014	—	3,474,682

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

International All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Thailand	—	1,653,481	—	1,653,481
Turkey	—	842,295	—	842,295
United Kingdom	5,424,188	21,634,277	—	27,058,465
United States	889,018	—	—	889,018
Exchange Traded Funds	945,513	—	—	945,513
Collective Investment Funds	—	4,093,599	—	4,093,599
Short-Term Investments	—	26,116,754	—	26,116,754

Total	$20,553,666	$159,581,863	$—	$180,135,529

Large Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$18,985,390	$—	$—	$18,985,390
Communications	66,200,596	—	—	66,200,596
Consumer, Cyclical	47,586,926	—	—	47,586,926
Consumer, Non-Cyclical	179,516,564	—	—	179,516,564
Energy	92,099,622	—	—	92,099,622
Financial	69,810,812	—	—	69,810,812
Industrial	60,201,189	—	—	60,201,189
Technology	82,188,749	—	—	82,188,749
Utilities	15,599,043	—	—	15,599,043
Closed End Investment Company	—	1,053,702	—	1,053,702
Collective Investment Funds	—	161,455,037	—	161,455,037
Short-Term Investments	—	106,662,654	—	106,662,654

Total	$632,188,891	$269,171,393	$—	$901,360,284

Small-Mid Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$11,381,593	$—	$—	$11,381,593
Communications	18,872,574	—	—	18,872,574
Consumer, Cyclical	37,899,819	—	—	37,899,819
Consumer, Non-Cyclical	58,125,365	—	—	58,125,365
Energy	17,709,849	—	319,476	18,029,325
Financial	52,358,329	—	—	52,358,329

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Small-Mid Cap Equity Fund	Level 1	Level 2	Level 3	Total
Industrial	39,667,199	—	—	39,667,199
Technology	28,665,216	—	—	28,665,216
Utilities	12,117,486	—	—	12,117,486
Collective Investment Funds	—	11,394,189	—	11,394,189
Short-Term Investments	—	151,481,145	—	151,481,145

Total	$276,797,430	$162,875,334	$319,476	$439,992,240

Small-Mid Cap Equity Fund Level 3 Roll Forward	Common Stock and/or Other Equity Investments
Balance as of January 1, 2009	$—
Accrued discounts/premiums	—
Realized gain (loss)	—
Change in unrealized appreciation (depreciation)	—
Net purchases (sales)	319,476
Net transfers in and/or out of Level 3	—

Balance as of September 30, 2009	$319,476

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$1,019,094,418	$—	$1,019,094,418
Total	$—	$1,019,094,418	$—	$1,019,094,418

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$3,470,156	$—	$3,470,156
Total	$—	$3,470,156	$—	$3,470,156

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$3,328,956	$—	$3,328,956
Short-Term Investments	—	201,665		201,665
Total	$—	$3,530,621	$—	$3,530,621

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$8,686,399	$—	$8,686,399
Short-Term Investments	—	229,414		229,414
Total	$—	$8,915,813	$—	$8,915,813

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$2,351,998	$—	$2,351,998
Total	$—	$2,351,998	$—	$2,351,998

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$28,266,224	$—	$28,266,224
Total	$—	$28,266,224	$—	$28,266,224

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$56,641,516	$—	$56,641,516
Total	$—	$56,641,516	$—	$56,641,516

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$97,584,422	$—	$97,584,422
Total	$—	$97,584,422	$—	$97,584,422

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$68,812,803	$—	$68,812,803
Total	$—	$68,812,803	$—	$68,812,803

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$46,041,123	$—	$46,041,123
Total	$—	$46,041,123	$—	$46,041,123

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$17,694,826	$—	$17,694,826
Total	$—	$17,694,826	$—	$17,694,826

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$11,902,210	$—	$11,902,210
Total	$—	$11,902,210	$—	$11,902,210

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$17,369,281	$—	$17,369,281
Total	$—	$17,369,281	$—	$17,369,281

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$24,945,181	$—	$24,945,181
Total	$—	$24,945,181	$—	$24,945,181

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$30,144,121	$—	$30,144,121
Total	$—	$30,144,121	$—	$30,144,121

B. Stable Asset Return Fund

SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts, high quality short-term income securities and investments in STIF, the State Street Bank and Trust Company Mortgage Backed Securities Lending Fund and the State Street Bank and Trust Company Mortgage Backed Securities Non-Lending Fund. SAFT has entered into a global fully benefit responsive investment contract with four different financial institutions which are so called “synthetic investment contracts” described below. On a daily basis SARF accrues dividend income based on the income credited by SAFT. SARF does not distribute income and any increase to the net assets is reflected by an increase to the unit value. Each month the dividend income earned by SARF is reinvested into SAFT. As a result of its investment in SAFT, SARF is subject to the specialized accounting provisions described below. The Statement of Assets and Liabilities presents the fair value of the investment contracts held by SAFT with a separate adjustment to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis. Because SARF is fully invested in SAFT, we are providing the following accounting policies of SAFT:

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

Synthetic investment contracts represent individual high quality fixed income and asset-backed securities subject to benefit responsive wrap contracts issued by financial institutions. Individual assets of the synthetic investment contract are generally valued at representative quoted market prices. Short-term securities, if any, are stated at amortized cost, which approximates market value. Debt securities are valued on the basis of valuations furnished by a pricing service approved by the Trustee, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in registered investment companies or collective investment funds are valued at the net asset value per share/unit on the valuation date. Securities for which market quotations are not readily available, or that have quotations which management believes are not appropriate, are valued at fair value as determined in good faith by the Trustee or its agent. The fair value of the wrap contracts is determined using the market approach discounting methodology which incorporates the difference between current market level rates for contract level wrap fees and the wrap fee being charged. The difference is calculated as a dollar value and discounted by the prevailing interpolated swap rate as of period end.

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

Synthetic GICs generally require a Cash Buffer of a certain level to be maintained in order to provide liquidity for the stable value fund. The wrap contracts in place as of September 30, 2009 held by SAFT require a Cash Buffer of a minimum of 20% of the net asset value of SAFT. At September 30, 2009, the Cash Buffer was 28% of such net assets.

A synthetic GIC attempts to protect principal and accumulated interest and credits a stated interest rate for a specified period of time (e.g. monthly or quarterly). Under the terms of the wrap contracts, assets subject to synthetic GICs are credited at a rate (the “Crediting Rate”) agreed to with the issuer of the benefit

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

responsive contract (which rate is adjusted periodically, but not below zero, to reflect the performance of the underlying securities of the synthetic GIC) for purposes of permitting the contract to be benefit responsive. Investment gains and losses are amortized over the expected duration through the calculation of the applicable Crediting Rate to SAFT on a prospective basis. The Crediting Rate is primarily based on the current yield-to-maturity of the covered investments, plus or minus amortization of the difference between the market value and contract value of the covered investments over the duration of the covered investments at the time of computation. The Crediting Rate is most impacted by the change in the annual effective yield to maturity of the underlying securities, but is also affected by the differential between the contract value and the market value of the covered investments. This difference is amortized over the duration of the covered investments. Depending on the change in duration from each reset period, the magnitude of the impact to the Crediting Rate of the contract to market difference is heightened or lessened. The Crediting Rate can be adjusted periodically and is usually adjusted either monthly or quarterly, but in no event is the Crediting Rate less than zero. The Crediting Rate may be impacted, among other things, by volatility and illiquidity in the fixed-income securities market. If the market value of the underlying investments held by SAFT as a whole is lower than their contract value, the Crediting Rate may be lower than the return on the underlying investments. Significant additional contributions from participants may in certain cases increase market value attributed to the underlying investments and increase the Crediting Rate and SAFT’s return. Redemptions may have an opposite effect, where if SAFT experiences significant redemptions when the market value is below the contract value, SAFT’s return and Crediting Rate may be reduced to zero.

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

For example, retirement benefit payments which occur because an employer has offered a subsidized early retirement program will not transact at contract value unless the scope of the program is not material or the investment contract includes a “contract value corridor”. Whether an employer initiated event is probable is foremost within the knowledge of the employer, but in the normal course may be communicated to the investment manager of SAFT. While the investment manager may take action to minimize or eliminate the impact of the employer initiated event, there is no assurance that the issuer will continue to transact at contract value once the corridor is used. In that case, SAFT would be unable to maintain the ability to transact at contract value. As of September 30, 2009, the occurrence of an event that would limit the ability of SAFT to transact at contract value with the participants in SAFT is not probable.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

Effective January 2009, Bank of America announced it will not be accepting any new participant cash flows into the global wrap contracts, unless otherwise determined by Bank of America which the Trust believes it has not done as of this date. The other three wrap contract providers have taken the same action as Bank of America. In addition, UBS AG, Stamford Branch (“UBS”), one of the wrap providers, had previously advised State Street Bank that it was planning to terminate its wrap contract effective as of October 26, 2009, subject to providing certain wrap protection during a wind-down period to be determined by State Street Bank and the wrap provider. UBS has delayed issuing its notice of termination but is likely to issue such notice in the future. At the discretion of State Street, net new participant cash flows will be invested in traditional GICs or in the Cash Buffer on a going forward basis, although the trustee continues to seek to identify additional and replacement wrap providers.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

vii. Industry Concentration of Investments

SAFT maintains investment contracts issued by insurance companies, banks and other financial institutions as required by its Declaration of Trust. The issuing institutions’ ability to meet their contractual obligations under the respective contracts may be affected by future economic and regulatory developments in the insurance and banking industries, respectively.

viii. Adjustments to Contract Value

At September 30, 2009, all investment contracts held by SAFT were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of SAFT’s fully benefit-responsive investment contracts during 2009 is reflected below:

	September 30, 2009	December 31, 2008	Change
Net assets at fair value	$1,018,702,862	$976,459,379	$42,243,483
Net assets (at contract value)	1,006,514,837	969,171,710	37,343,127
Adjustment to contract value	(12,188,025)	(7,287,669)	(4,900,356)

Sensitivity Analysis

The following tables are intended to provide analyses of the sensitivity of Crediting Rate to future interest changes. These are estimates calculated based on current Crediting Rate calculations, and are not intended to serve as a projection or guarantee of future rates of return to be earned by SAFT.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2009	2.48%
December 31, 2009		2.68%	2.75%	2.88%	2.92%
March 31, 2010		2.47%	2.60%	2.86%	2.97%
June 30, 2010		2.28%	2.48%	2.84%	3.02%
September 30, 2010		2.12%	2.37%	2.83%	3.05%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Hypothetical change in current yield and 10% participant transactions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2009	2.48%
December 31, 2009		2.87%	2.89%	2.89%	2.87%
March 31, 2010		2.63%	2.72%	2.87%	2.93%
June 30, 2010		2.43%	2.58%	2.85%	2.98%
September 30, 2010		2.25%	2.45%	2.84%	3.02%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	1.86%
Based on interest rate credited to participants (2)	2.41%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on September 30, 2009 by the fair value of investments on September 30, 2009.
(2)	Computed by dividing the annualized one-day earnings credited to participants on September 30, 2009 by the fair value of investments on September 30, 2009.

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

Certain collective investment funds and registered investment companies in which the Funds invest may retain investment income and net realized gains. Accordingly, realized and unrealized gains and losses reported by a Fund or the Balanced Fund may include a component attributable to investment income of the underlying funds.

All securities lending income earned by the Funds is credited on a cash basis generally in the month following the month in which it is earned due to the immateriality of the amounts. This method is applied to the income both from the Funds and Balanced Fund lending securities directly and from collective investment funds in which certain Funds and Balanced Fund are invested and which lend a portion of their securities.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

D. Foreign Currency Transactions

The accounting records of the Funds and the Balanced Fund are maintained in U.S. dollars. Investment securities and other assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the prevailing rates of exchange at period-end. Purchases and sales of securities, income and expenses are translated into U.S. dollars at the prevailing exchange rate on the respective dates of the transactions.

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. Management determined that no uncertainties would have a material impact on the Collective Trust’s financial statements. Authoritative accounting guidance establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken on a U.S. income tax return. However, management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof.

F. Sales and Redemptions of Units of Participation and Distributions

The units offered represent interests in the Funds established under the Trust. The Trust may offer and sell an unlimited number of units. Each unit will be offered and sold daily at the offering Fund’s net asset value. The Trust ceased offering units of the Balanced Fund on July 2, 2009 although assets held under the Program and invested therein through July 1, 2009 may continue to remain invested therein.

Pursuant to the Trust’s Declaration of Trust, the Funds and the Balanced Fund are not required to distribute their net investment income or gains from the sale of portfolio investments.

G. TBA Commitments and Roll Transactions

The Balanced Fund and Bond Core Plus Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. These Funds hold, and maintain until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of these Funds’ other assets. These contracts also present a risk from the potential inability of counterparties to meet their contractual obligations. During the period prior to settlement, these Funds will not be entitled to accrue interest and/or receive principal payments on the securities to be purchased. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures described under “Security Valuation” above. These Funds may dispose of a commitment prior to settlement if the Fund deems it appropriate to do so. Upon settlement date, these Funds may take delivery of the securities or defer (roll) the delivery to the next month.

H. Futures Contracts

The Bond Core Plus Fund may use, on a limited basis, futures contracts to manage exposure to the bond market, and as a substitute for acquiring market positions in securities comparable to those held by the Fund (with respect to the portion of its portfolio that is held in cash items). Buying futures tends to increase a fund’s exposure to the underlying instrument. Selling futures tends to decrease a fund’s exposure to the underlying instrument, or hedge other investments. Futures contracts involve, to varying degrees, credit and market risks.

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

Upon entering into a futures contract, the Fund is required to deposit either in cash or securities an amount (“initial margin”) equal to a certain percentage of the nominal value of the contract. Subsequent payments are made or received by the Fund periodically, depending on the daily fluctuation in the value of the underlying securities, and are recorded as unrealized gains or losses by the Fund. A gain or loss is realized when the contract is closed or expires

At September 30, 2009, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar Futures	286	$70,347,937	September 2010	$176,088
90 Day Eurodollar Futures	187	46,224,465	March 2010	233,347
90 Day Eurodollar Futures	92	22,678,000	June 2010	98,900
2 Year U.S. Treasury Futures	322	69,428,531	December 2009	435,406
90 Day Euribor Futures	5	1,790,255	September 2010	9,691
Germany Federal Republic Bonds	51	9,054,852	December 2009	38,049
Germany Federal Republic Bonds	29	4,881,575	December 2009	20,363
Sterling Futures	7	1,369,585	June 2010	12,108
Sterling Futures	8	1,559,879	September 2010	10,877
U.K. Treasury Bonds	22	4,174,871	December 2009	(1,038)
				$1,033,791

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

I. Forward Foreign Currency Contracts

The Bond Core Plus Fund and the International All Cap Equity Fund may use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of September 30, 2009, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Mexican Peso	378,364	$27,427	11/27/09	$376
Purchase	Mexican Peso	74,039	5,486	11/27/09	(45)
Purchase	Mexican Peso	1,546,208	114,695	11/27/09	(1,077)
Sale	Euro	310,000	458,273	10/8/09	5,148
Sale	Euro	311,000	459,720	10/8/09	5,133
Sale	Euro	3,294,000	4,677,493	10/8/09	(137,327)
Sale	Pound Sterling	494,000	823,463	10/28/09	33,471
Sale	Mexican Peso	74,039	5,361	11/27/09	(79)

					$(94,400)

J. Interest Rate Swap Contracts

The Bond Core Plus Fund may invest in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange of commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Swap contracts typically have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Periodic cash settlements on interest rate swaps are recorded as adjustments to realized gains or losses. Up-front payments are recorded to realized gains or losses upon termination of the swap contract.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

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

At September 30, 2009, the Bond Core Plus Fund held the following interest rate swap contracts:

				Rate Type
Notional Amount	Net Cost/ (Proceeds)	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate	Unrealized Appreciation/ (Depreciation)
6,100,000 BRL	$(61,765)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (b)	10.115%	$(92,932)
4,000,000 BRL	(35,462)	UBS (a)	01/02/2012	CDI-Brazil (b)	10.575%	(27,025)
800,000 BRL	—	UBS (a)	01/02/2012	CDI-Brazil (b)	11.020%	(1,675)
11,300,000 GBP	9,697	Barclays (a)	03/17/2012	6 Month GBP LIBOR	3.000%	156,328

	$(87,530)					$34,696

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI – Brazil is the interbank lending rate of Brazil as published by the Central Bank of Brazil.

K. Option and Swaption Contracts

The Bond Core Plus Fund may purchase or write option contracts to manage exposure to fluctuations in interest rates or hedge the fair value of other Fund investments. The premium paid by the Fund for the purchase of a call or put option is included in the Fund’s Statement of Assets and Liabilities as an investment and subsequently marked-to-market to reflect the current market value of the option purchased. If an option which the Fund has purchased expires on its stipulated expiration date, the Fund realizes a loss for the amount of the cost of the option. If the Fund enters into a closing transaction, it realizes a gain or loss, depending on whether the proceeds from the sale are greater or less than the cost of the option. If the Fund exercises a put option, it realizes a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid. If the Fund exercises a call option, the cost of the security which the Fund purchases upon exercise will be increased by the premium originally paid.

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

The Bond Core Plus Fund may also purchase or write swaption contracts to manage exposure to fluctuations in interest rates or hedge the fair value of other Fund investments. Swaption contracts entered into by the Fund typically represent an option that gives the purchaser the right, but not the obligation, to

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

enter into a swap contract on a future date. If a call swaption is exercised, the purchaser will enter into a swap to receive the fixed rate and pay a floating rate in exchange. Exercising a put would entitle the purchaser to pay a fixed rate and receive a floating rate.

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

A summary of the written put options for the nine-month period ended September 30, 2009 is as follows:

Written Put Option Contracts	Number of Contracts	Premium
Outstanding, beginning of year	—	$—
Options written	39	13,553
Options exercised	—	—
Options expired	—	—
Options closed	—	—

Outstanding, period end	39	$13,553

For the nine-month period ended September 30, 2009, the Fund had not written any call options or entered into any swaption contracts.

L. Additional Derivative Disclosure

Authoritative accounting guidance requires additional disclosures about derivative and hedging activities and derivatives accounted for as hedging instruments must be disclosed separately from derivatives that do not qualify for hedge accounting. The information below in addition to the preceding notes reflects the requirement.

The Bond Core Plus Fund has entered into futures contracts to adjust interest rate exposures and to replicate bond positions. A futures contract frequently offers the opportunity to outperform securities due to cheapness of futures contracts and active management of the liquid, short duration securities backing the futures. The Bond Core Plus Fund uses futures contracts to manage its exposure to the securities markets or to movements in interest rates and currency values. The primary risks associated with the use of futures contracts are the imperfect correlation between the change in market value of the securities held by the Fund and the prices of futures contracts, the possibility of an illiquid market, and the inability of the

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

counterparty to meet the terms of the contract. Futures contracts are valued based upon their quoted daily settlement prices. Upon entering into a futures contract, the Fund is required to deposit with its futures broker, an amount of cash or U.S. Government and Agency Obligations in accordance with the initial margin requirements of the broker or exchange. Futures contracts are marked to market daily and an appropriate payable or receivable for the change in value (“variation margin”) is recorded by the Fund. Gains or losses are recognized but not considered realized until the contracts expire or are closed. Futures contracts involve, to varying degrees, risk of loss in excess of the variation margin disclosed on the Statements of Assets and Liabilities.

The Bond Core Plus Fund has entered into foreign currency contracts. The Fund may enter into these contracts in connection with settling planned purchases or sales of securities, to hedge the currency exposure associated with some or all of a Fund’s securities or as a part of an investment strategy. A foreign currency contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The market value of a foreign currency contract fluctuates with changes in foreign currency exchange rates. Foreign currency contracts are marked to market daily and the change in value is recorded by a Fund as an unrealized gain or loss. Realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed are recorded upon delivery or receipt of the currency. These contracts may involve market risk in excess of the unrealized gain or loss reflected on the Statements of Assets and Liabilities. In addition, a Fund could be exposed to risk if the counterparties are unable to meet the terms of the contracts or if the value of the currency changes unfavorably to the U.S. dollar. In connection with these contracts, securities may be identified as collateral in accordance with the terms of the respective contracts.

The Bond Core Plus Fund has entered into interest rate swap agreements. Interest rate swaps provide the Fund with an effective and usually less expensive means to adjust quickly portfolio duration, maturity mix and sector exposure. Interest rate swap agreements involve the exchange by the Fund with another party of their respective commitments to pay or receive interest with respect to the notional amount of principal. Swap agreements are privately negotiated agreements between the Fund and counterparty. Swaps are marked to market daily based upon values from third party vendors or quotations from market makers to the extent available and the change in value, if any, is recorded as an unrealized gain or loss on the Statement of Assets and Liabilities. In the event that market quotations are not readily available or deemed reliable, certain swap agreements may be valued pursuant to guidelines established by the Trustee. Payments received or made at the beginning of the measurement period are reflected as such on the Statements of Assets and Liabilities and represent payments made or received upon entering into the swap agreement to compensate for differences between the stated terms of the swap agreement and prevailing market conditions (credit spreads, currency exchange rates, interest rates, and other relevant factors). These upfront payments are recorded as realized gains or losses on the Statements of Operations upon termination or maturity of the swap. A liquidation payment received or made at the termination of the swap is recorded as realized gain or loss on the Statements of Operations. Net periodic payments received or paid by a Fund are included as part of realized gains or losses on the Statements of Operations. Entering into these agreements involves, to varying degrees, elements of credit, market and documentation risk in excess of the amounts recognized on the Statements of Assets and Liabilities. Such risks involve the possibility that there will be no liquid market for these agreements, that the counterparty to the agreements may default on its obligation to perform or disagree as to the meaning of contractual terms in the agreements and that there may be unfavorable changes in interest rates.

Derivative Market and Credit Risk

In the normal course of business the Bond Core Plus Fund trades financial instruments and enters into financial transactions where risk of potential loss exists due to changes in the market (market risk) or failure of the other party to a transaction to perform (credit risk).

Similar to credit risk, the Bond Core Plus Fund may be exposed to counterparty risk, or the risk that an institution or other entity with which the Bond Core Plus Fund has unsettled or open transactions will default. The potential loss could exceed the value of the financial assets recorded in the financial

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

statements. Financial assets, which potentially expose the Bond Core Plus Fund to credit risk, consist principally of cash due from counterparties and investments.

The investment advisor seeks to minimize credit risks to the Bond Core Plus Fund by performing extensive reviews of each counterparty and obtains approval from the investment advisor’s counterparty risk committee prior to entering into transactions with a third party. All transactions in listed securities are settled/paid for upon delivery using approved counterparties. The risk of default is considered minimal, as delivery of securities sold is only made once the Bond Core Plus Fund has received payment. Payment is made on a purchase once the securities have been delivered by the counterparty. The trade will fail if either party fails to meet its obligation.

The Bond Core Plus Fund restricts its exposure to credit losses by entering into master agreements with counterparties (approved brokers) with whom it undertakes a significant volume of transactions to include certain safeguards for derivatives and non-standard settlement trades. The credit risk associated with favorable contracts is reduced by master netting arrangements so that if an event of default occurs, all amounts with the counterparty are terminated and settled on a net basis. The Bond Core Plus Fund’s overall exposure to credit risk on derivative instruments subject to master netting arrangements can change substantially within a short period, as it is affected by each transaction subject to the arrangement.

The Bond Core Plus Fund is party to the International Swaps and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with select counterparties that govern transactions, over-the-counter derivative and foreign exchange contracts, entered into by the Bond Core Plus Fund with those counterparties. The ISDA Master Agreements maintain provisions for general obligations, representations, agreements, collateral and events of default or termination. Events of termination include conditions that may entitle counterparties to elect to terminate early and cause settlement of all outstanding transactions under the applicable ISDA Master Agreement. Any election to terminate early could be material to the financial statements.

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received by, the Bond Core Plus Fund for each type of derivative contract at September 30, 2009 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statement of Assets and Liabilities.

At September 30, 2009, the Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund	Futures Contracts (a)	$1,034,829	$—	$—	$—	$1,034,829
	Forward Contracts (b)	—	44,128	—	—	44,128
	Swap Contracts (c)	166,025	—	—	—	166,025

	Total Value	$1,200,854	$44,128	$—	$—	$1,244,982

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Each of the above derivatives are located in the following Statement of Assets and Liabilities accounts.

(a)	Receivable for futures variation margin, Net Assets Unrealized-Appreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note I: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized appreciation of forward currency exchange contracts
(c)	Swap contracts, at value

Liability Derivatives

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund	Futures Contracts (a)	$1,038	$—	$—	$—	$1,038
	Forward Contracts (b)	—	138,528	—	—	138,528
	Swap Contracts (c)	218,859	—	—	—	218,859
	Written Options (d)	732	—	—	—	732

	Total Value	$220,629	$138,528	$—	$—	$359,157

Each of the above derivatives are located in the following Statement of Assets and Liabilities accounts.

(a)	Payable for futures variation margin, Net Assets Unrealized-Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note I: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized depreciation of forward currency exchange contracts
(c)	Swap contracts, at value
(d)	Options written, at value

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$9,674,233	$—	$—	$—	$9,674,233
	Forward Contracts (b)	—	(585,072)	—	—	(585,072)
	Swap Contracts (c)	(8,440,614)	—	—	—	(8,440,614)

	Total Value	$1,233,619	$(585,072)	$—	$—	$648,547

Each of the above derivatives are located in the following Statement of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (statement of operations includes both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$(7,519,645)	$—	$—	$—	$(7,519,645)
	Forward Contracts (b)	—	418,319	—	—	418,319
	Swap Contracts (c)	21,172,554	—	—	—	21,172,554
	Written Options (d)	12,821	—	—	—	12,821

	Total Value	$13,665,730	$418,319	$—	$—	$14,084,049

Each of the above derivatives are located in the following Statement of Operations accounts.

(a)	Net unrealized appreciation/(depreciation) futures contracts
(b)	Net unrealized appreciation/(depreciation) foreign currency transactions (statement of operations includes both forwards and foreign currency transactions)
(c)	Net unrealized appreciation/(depreciation) swap contracts
(d)	Change in net unrealized appreciation (depreciation) on written options

The volumes indicated in the associated futures, forward foreign currency and interest rate swap footnotes are indicative of the amounts throughout the period.

M. Use of Estimates

The preparation of financial statements in accordance with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

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

3. Investment Advisory, Investment Management and Related Party Transactions

State Street has retained the services of the investment advisors listed below to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the investment advisors. Each investment advisor recommends to State Street investments and reinvestments of the assets allocated to it in accordance with the investment policies of the applicable Fund as described above. State Street exercises discretion with respect to the selection and retention of the investment advisors and may remove, upon consultation with ABA Retirement Funds, an investment advisor at any time.

A fee is paid to each investment advisor for certain of the Funds based on the value of the assets allocated to that investment advisor and the respective breakpoints agreed to in the advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees paid to each investment advisor during the nine-month period ended September 30, 2009 are listed below.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Investment Advisor	Fee Rate Range Highest to Lowest
Altrinsic Global Advisors, LLC (International All Cap Equity Fund)	.45% to .32%
Capital Guardian Trust Company (Balanced Fund) terminated July 1, 2009	.50% to .225%
C.S. McKee, L.P. (Large Cap Equity Fund)	.30% to .20%
Denver Investment Advisors LLC (Small-Mid Cap Equity Fund)	.60% to .45%
Eagle Global Advisors LLC (International All Cap Equity Fund)	.40% to .35%
First State Investments International Limited (International All Cap Equity Fund)	.65% to .65%
Frontier Capital Management Co. LLC (Small-Mid Cap Equity Fund)	.45% to .30%
Jennison Associates LLC (Large Cap Equity Fund)	.35% to .18%
JP Morgan Fleming Asset Management Limited (International Equity Fund) terminated July 1, 2009	.75% to .45%
LSV Asset Management (Small-Mid Cap Equity Fund)	.50% to .30%
Martin Currie Investment Management, LTD (International All Cap Equity Fund)	.55% to .35%
OFI Institutional Asset Management, Inc (Small-Mid Cap Equity Fund)	.50% to .45%
Oppenheimer Capital LLC (Small-Mid Cap Equity Fund)	.50% to .40%
Pacific Investment Management Company (Bond Core Plus Fund)	.50% to .25%
Philadelphia International Advisors LP (International Equity Fund) terminated July 1, 2009	.75% to .45%
Riverbridge Partners (Small-Mid Cap Equity Fund)	.55% to .50%
Systematic Financial Management, L.P. (Small-Mid Cap Equity Fund)	.75% to .40%
TCW Investment Management Company (Small-Mid Cap Equity Fund)	.50% to .40%

Investment Advisor	Fees for the Nine Month Period Ended September 30, 2009
Altrinsic Global Advisors, LLC (International All Cap Equity Fund)	$65,235
Capital Guardian Trust Company (Balanced Fund) terminated July 1, 2009	189,258
C.S. McKee, L.P. (Large Cap Equity Fund)	216,058
Denver Investment Advisors LLC (Small-Mid Cap Equity Fund)	55,109
Eagle Global Advisors LLC (International All Cap Equity Fund)	30,551
First State Investments International Limited (International All Cap Equity Fund)	39,348
Frontier Capital Management Co. LLC (Small-Mid Cap Equity Fund)	28,268
Jennison Associates LLC (Large Cap Equity Fund)	168,632
JP Morgan Fleming Asset Management Limited (International Equity Fund) terminated July 1, 2009	204,891
LSV Asset Management (Small-Mid Cap Equity Fund)	40,335
Martin Currie Investment Management, LTD (International All Cap Equity Fund)	41,880
OFI Institutional Asset Management, Inc (Small-Mid Cap Equity Fund)	48,217
Oppenheimer Capital LLC (Small-Mid Cap Equity Fund)	31,742
Pacific Investment Management Company (Bond Core Plus Fund)	795,257
Philadelphia International Advisors LP (International Equity Fund) terminated July 1, 2009	152,431
Riverbridge Partners (Small-Mid Cap Equity Fund)	34,003
Systematic Financial Management, L.P. (Small-Mid Cap Equity Fund)	55,835
TCW Investment Management Company (Small-Mid Cap Equity Fund)	31,749

$2,228,799

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

A separate program fee (“Program fee”) is paid to each of the Program recordkeeper and ABA Retirement Funds. These fees are allocated to each Fund and the Balanced Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds and the Balanced Fund. (During the period from January 1, 2009 to April 30, 2009 in which State Street Bank served as recordkeeper, State Street did not receive any fees or payments in respect of expenses from the Collective Trust. Rather, State Street was entitled to payment for services from State Street Bank.)

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rates in effect during the nine-month period ended September 30, 2009:

For the period January 1, 2009 through June 17, 2009:

Value of Program Assets	Rate of ABA Retirement Funds Program Fees
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4 billion	.015%

For the period June 18, 2009 through September 30, 2009:

Value of Program Assets	Rate of ABA Retirement Funds Program Fees
First $3 billion	.075%
Next $1 billion	.065%
Next $1 billion	.035%
Next $1 billion	.025%
Over $6 billion	.015%

ABA Retirement Funds received Program fees of $1,336,323 for the nine-month period ended September 30, 2009. These fees are allocated to each Fund and the Balanced Fund based on net asset value.

Since May 1, 2009, the Collective Trust pays a Program fee to ING Services equal to (A) $135,250 for each of the first twelve calendar months after that date, (B) $177,850 for each of the next twelve calendar months, and (C) $152,850 for each of the remaining calendar months of the term of the Program Services Agreement between ABA Retirement Funds and ING Services; plus, for each calendar month of the term of the Program Services Agreement, a fee based on the aggregate assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ING Services Program Expense Fee
First $4 billion	.470%
Next $1 billion	.360%
Next $1 billion	.215%
Over $6 billion	.220%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

For the period from May 1, 2009 through September 30, 2009, the Program fee paid to ING Services was $6,853,324.

An additional one-time program expense fee of $125,000 was charged to the Program during the third quarter relating to expenses incurred by ING Services in connection with the changes to the fund line-up that occurred in July 2009.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last Business Day of the preceding month. The Funds bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. This Program fee attributable to the Balanced Fund is accrued and paid from the Bond Fund Core Plus Fund and the Large Cap Equity Fund in which the Balance Fund invests. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. No service penalties were imposed for this period.

Prior to May 1, 2009, the Collective Trust paid a Program fee to State Street Bank based on the aggregate assets of the Funds and the Balanced Fund at the following annual rate (excluding one-time project fees):

Value of Assets	Rate of State Street Bank Program Expense Fee
First $2 billion	.40%
Next $1 billion	.31%
Next $1 billion	.21%
Over $4 billion	.13%

For the period from January 1, 2009 through April 30, 2009, the Program fee paid to State Street Bank was $3,588,754. The prior agreement between ABA Retirement Funds and State Street Bank for such services had service standards similar to those contained in the Program Services Agreement and imposed similar penalties for failure to meet these standards. No service penalties were imposed for this period.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

A fee is paid to State Street Bank for its management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the net assets of the Funds and the Balanced Fund at the following rates:

For the period January 1, 2009 through January 31, 2009:

Value of Assets in all Funds	Rate
First $1 billion	.217%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the period February 1, 2009 through September 30, 2009:

Value of Assets in all Funds	Rate
First $1 billion	.202%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the nine-month period ended September 30, 2009, State Street Bank received trustee, management and administration fees of $2,468,475.

State Street Global Markets received $492,000 for the work on the investment advisor transition in connection with the fund line up changes in July 2009. This fee was allocated to the following funds experiencing the investment advisor changes:

Large Cap Equity Fund	$318,563
Small-Mid Cap Equity Fund	$111,334
International All Cap Equity Fund	$62,103

From on or about July 1, 2009 until September 30, 2011, or if earlier, upon the effective date of a Succession Agreement dated as of July 1, 2009 among The Northern Trust Company (“Northern Trust”), Northern Trust Investments, N.A., State Street and State Street Bank and Trust Company, which effective date is expected to occur sometime in 2010, the Collective Trust pays Northern Trust an annual fee of $500,000 for its services as investment fiduciary. Northern Trust’s annual fee accrues on a daily basis and will be paid monthly from the assets of the respective Funds, which will bear their respective portions of this fee based on their respective net asset values as of the time of calculation of the fee. On or about July 2, 2009, the Collective Trust also made a one-time payment of $250,000 for related services performed by Northern Trust prior to July 1, 2009.

Management Fees—Index Funds and Indexed Portions of Managed Funds

Since February 2, 2009 (or the inception date of the Fund, if later), fees have been paid to State Street Bank for the investment management services it performs relating to the assets in the Index Funds listed below and the indexed portions of the Large Cap Equity Fund, Small-Mid Cap Equity Fund and the International All Cap Equity Fund. These fees are accrued on a daily basis and paid monthly from the relevant assets of the respective Funds and are based on respective net asset values as of the time of

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

calculation. The fees for the indexed portions of the Managed Funds and the fees for the respective Index Funds are at the following annual rates:

Fund	Rate
Bond Index Fund	.04%
Large Cap Index Equity Fund	.02%
Index Equity Fund	.05%
Mid Cap Index Equity Fund	.05%
Small Cap Index Equity Fund	.05%
International Index Equity Fund	.10%
Large Cap Equity Fund	.05%
Small-Mid Cap Equity Fund	.05%
International All Cap Equity Fund	.12%

State Street Bank received the following fees paid from the Funds listed below during the period since inception through September 30, 2009:

Bond Index Fund (inception date February 3, 2009)	$3,908
Large Cap Index Equity Fund (inception date February 9, 2009)	1,302
All Cap Index Equity Fund (fee inception date February 1, 2009)	73,758
Mid Cap Index Equity Fund (inception date February 3, 2009)	1,818
Small Cap Index Equity Fund (inception date February 3, 2009)	1,418
International Index Equity Fund (inception date March 3, 2009)	3,897
Large Cap Equity Fund (inception date July 2, 2009)	20,432
Small-Mid Cap Equity Fund (inception date July 2, 2009)	1,030
International All Cap Equity Fund (fee inception date July 2, 2009)	1,728

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the nine-month period ended September 30, 2009, State Street Bank received Retirement Date Fund management fees of $183,045.

The Target Risk Funds are subject to a management fee of .06% of the total annual assets invested in the Target Risk Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the period since inception on July 7, 2009 through September 30, 2009, State Street Bank received investment management fees of $1,302.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

The Real Asset Return Fund is subject to a management fee of .09% of the total annual assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. For the period since inception on July 7, 2009 through September 30, 2009, State Street Bank received investment management fees of $466.

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Period Ended September 30, 2009
	Purchases	Sales
Aggressive Risk Fund	$2,187,312	$33,771
All Cap Index Equity Fund	328,144,928	340,980,320
Balanced Fund	213,925,171	82,641,972
Bond Core Plus Fund	38,004,141	96,084,823
Bond Index Fund	60,577,930	31,639,773
Conservative Risk Fund	3,227,104	78,273
International All Cap Equity Fund	200,041,454	72,984,475
International Index Equity Fund	32,516,439	17,393,094
Large Cap Equity Fund	1,077,409,962	408,185,864
Large-Cap Growth Equity Fund	90,560,183	102,311,072
Large Cap Index Equity Fund	46,709,807	25,123,143
Large-Cap Value Equity Fund	47,336,728	53,195,980
Mid-Cap Growth Equity Fund	38,431,396	42,837,877
Mid Cap Index Equity Fund	32,214,690	17,212,432
Mid-Cap Value Equity Fund	15,467,980	15,315,780
Moderate Risk Fund	8,388,214	318,362
Real Asset Return Fund	3,585,087	400,564
Small-Cap Equity Fund	102,200,651	109,862,757
Small Cap Index Equity Fund	23,411,657	13,293,606
Small-Mid Cap Equity Fund	313,782,047	80,810,429
Lifetime Income Retirement Date Fund	9,952,020	12,322,956
2010 Retirement Date Fund	22,175,770	21,838,969

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

	For the Period Ended September 30, 2009
2020 Retirement Date Fund	40,064,150	32,103,262
2030 Retirement Date Fund	26,453,329	21,002,964
2040 Retirement Date Fund	19,616,046	13,707,010

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the Period Ended September 30, 2009
	Purchases	Sales
Bond Core Plus Fund	$4,225,322,865	$4,154,333,159

5. Risks Associated with Investments of the Trust

The Funds and the Balanced Fund to the extent invested in the equity markets are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For instance, smaller companies may be impacted by economic conditions more severely. Foreign securities risks include less investor protections, government failure or nationalization of businesses, exchange rate risk and exchange restrictions, poorly developed financial reporting requirements, broker/dealer regulation, or foreign government taxation, financial markets or legal systems. Certain Funds, in addition to the more general risks associated with equity investing, are subject to the more particular risks associated with investing in value stocks or growth stocks, as different types of stocks tend to shift into and out of favor depending on market and economic conditions. The value of the Funds and the Balanced Fund to the extent so invested in the equity markets will fluctuate, and the holders of units in the Funds and the Balanced Fund should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

The Funds and the Balanced Fund, to the extent invested in fixed income securities, including all lending through collateral holdings, are subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tends to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the value of the Funds and the Balanced Fund. A change in the level of interest rates will tend to cause the net asset value of the Fund or the Balanced Fund to change. If such interest rate changes are sustained over time, the yield of the Funds or the Balanced Fund will fluctuate accordingly.

Fixed-income securities, including corporate bonds, also are subject to credit risk. When a security is purchased, its anticipated yield depends on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Funds or the Balanced Fund invest in

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

securities with medium or lower credit qualities, they are subject to a higher level of credit risk than investments in investment-grade securities. The credit quality of non investment-grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity and the value of the Funds and the Balanced Fund will reflect this volatility. Moreover, the Funds and the Balanced Fund rely to a significant extent on ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which they propose to invest. There may be limitations on the quality of such ratings. For instance, certain asset backed securities such as subprime CMOs and securities backed by bond insurance that initially received relatively high ratings were, in connection with the credit markets turbulence, subsequently significantly downgraded. There is a risk of loss associated with securities even if initially highly rated, particularly in the case of collateralized debt obligations and other structured-finance investments that are often of relatively higher complexity.

Recent events in both the equity and fixed income markets and in particular the financial sector have resulted in an unusually high degree of volatility in the market, the Funds and the Balanced Fund. Fixed income markets have also experienced an unusually high degree of illiquidity which has adversely affected the Funds and the Balanced Fund to the extent invested in fixed income securities. The Collective Trust’s investment in the financial sector has attributed to the volatility of the Funds and the Balanced Fund.

6. Securities Lending Income

The Funds and the Balanced Fund are authorized to participate in the Securities Lending Program administered by State Street Bank, under which securities held by the Funds and the Balanced Fund are loaned by State Street Bank, as the Funds’ and the Balanced Fund’s lending agent, to certain brokers and other financial institutions (the “Borrowers”). The Borrowers provide cash, securities or letters of credit as collateral against loans in an amount at least equal to 100% of the fair value of the loaned securities. The Borrowers are required to maintain the collateral at not less than 100% of the fair value of the loaned securities. Cash collateral is invested in the State Street Quality D Short-Term Investment Fund.

The Funds and the Balanced Fund are subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers.

Certain Funds and the Balanced Fund also invest in collective investment funds which lend a portion of their securities to qualified Borrowers under identical collateral requirements described above.

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund or the Balanced Fund lending the securities and State Street Bank in its capacity as lending agent.

At September 30, 2009, the Funds’ fair value of securities on loan and collateral value received at amortized cost and fair value for securities loaned was as follows:

		Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value*
Bond Core Plus Fund	3,592,838	3,670,500	3,584,684
International All Cap Equity Fund	17,300,354	17,880,659	17,462,609
Large Cap Equity Fund	106,664,025	109,216,127	106,662,654
Small-Mid Cap Equity Fund	151,510,546	155,107,560	151,879,515

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

As discussed in Note 1, units of Quality D continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain limitations on withdrawals would apply to redemptions in connection with discontinuing participation in the lending program. At September 30, 2009, the market value of the investments in Quality D, as reported by its trustee, was approximately 97.66% of amortized cost. Furthermore, as reported by the trustee as of September 30, 2009, all investments in Quality D were performing in accordance with their respective terms. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct and indirect investments in the Cash Collateral Funds at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the Cash Collateral Funds for purposes of Participant transactions at the amortized cost based values used by the Cash Collateral Funds for daily transactions.

*	Collateral Received-Fair Value includes non-cash collateral State Street Bank received in lieu of cash for securities on loan. The Funds and the Balanced Fund receive a fee from the Borrowers to compensate for the revenue lost from the inability to generate income from the investment of cash collateral. Non-cash collateral can be held in the form of securities issued or guaranteed by the United States Government or its agencies or instrumentalities, non-convertible bonds denominated in US dollars, irrevocable bank letters of credit issued by a person other than the borrower or an affiliate of the borrower, or tri-party agreements backed by securities issued or guaranteed by the United States government or its agencies. The value of non-cash collateral held at September 30, 2009 was as follows:

Fund	Non-Cash Collateral Value
Small-Mid Cap Equity Fund	$398,370

Non-cash collateral received for securities on loan is held in a segregated account by the lending agent. The Funds and the Balanced Fund are not entitled to any income from the securities. Should the borrowers fail to meet their obligations under the lending agreement, the Funds or the Balanced Fund would take possession of the securities.

7. Participant Ownership

As of September 30, 2009, the following Funds had participants owning greater than 5% of the outstanding Units of a Fund. One participant owned 13.15% of the outstanding Units of the Real Asset Return Fund. Two participants owned 7.85% and 7.99% respectively, of the outstanding Units of the Conservative Risk Fund. Three participants owned 5.10%, 8.40% and 6.76% respectively, of the outstanding Units of the Moderate Risk Fund. Two participants owned 10.39% and 7.27% respectively, of the outstanding Units of the Aggressive Risk Fund. One participant owned 6.10% of the outstanding Units of the Small Cap Index Equity Fund. In addition one participant owned 5.63% of the outstanding Units of the Lifetime Income Retirement Date Fund and one participant owned 6.06% of the outstanding Units of the 2010 Retirement Date Fund.

8. Changes to the Program

The following is a summary of the changes that were made to the Funds offered under the Program. These changes took effect on or about July 6, 2009.

•

The Large-Cap Value Equity Fund and Large-Cap Growth Equity Fund were terminated and instead the Program offers a new Large Cap Equity Fund, a multi-manager fund with a new line-up of Investment Advisors;

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

•

The Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund and Small-Cap Equity Fund were terminated and instead the Program offers a new Small-Mid Cap Equity Fund, a multi-manager fund with a new line-up of Investment Advisors;

•	The International Equity Fund changed its name to the International All Cap Equity Fund with a new line-up of Investment Advisors;

•

The Balanced Fund ceased offering its Units (although assets held under the Program and invested therein through July 1, 2009 continue to remain invested therein), and investment of the equity portion of the Balanced Fund has been changed to the new Large Cap Equity Fund above. Effective with the change to investing in the Large Cap Equity Fund, there are no longer any fees charged directly to the Balance Fund as the fees are charged to the Large Cap Equity Fund and the Bond Core Plus Fund into which the Balance Fund invests;

•

In lieu of offering the Balanced Fund, the Program offers a series of three new Target Risk Funds: the Conservative Risk Fund, the Moderate Risk Fund and the Aggressive Risk Fund, each of which reflects a specified level of investment risk; and

•	The Program offers a new Real Asset Return Fund.

Additionally, two Funds were renamed, as follows:

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

9. Subsequent Event

In November 2009, State Street made a voluntary payment of $71.57 to the Bond Core Plus Fund, $3,835.28 to the Small-Mid Cap Equity Fund, and $121,311.62 to the International All Cap Equity Fund associated with certain foreign exchange transactions that were effected with such Funds by affiliates of State Street at the erroneous direction of an investment advisor to each of the Funds.

10. Review for Subsequent Events

Management has reviewed events and transactions through November 16, 2009, the date the financial statements were available to be issued for subsequent events requiring recognition and disclosure in these financial statements. Management has determined that other than there were no material events that would require disclosure in the Fund’s financial statements through this date other than that described in Note 9 above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarter and Nine Month Period Ended September 30, 2009

Stable Asset Return Fund

The Stable Asset Return Fund seeks to provide current income consistent with the preservation of principal and liquidity. The Fund does not make any direct investments, but invests all of its assets indirectly through the State Street Bank and Trust Company ABA Members/Pooled Stable Asset Fund Trust, which we refer to as SAFT, a collective investment fund maintained by State Street Bank and Trust Company, which we refer to as State Street Bank. SAFT in turn invests in investment contracts, which we refer to as Traditional Investment Contracts, so called “Synthetic GICs”, which represent individual high-quality fixed-income and asset-backed instruments subject to benefit responsive wrap contracts, and collective investment funds maintained by State Street Bank that invest in high-quality fixed income and asset-backed securities. SAFT also invests a portion of its assets in the State Street Bank and Trust Company Short-Term Investment Fund, which we refer to as STIF, a short-term income collective investment fund maintained by State Street Bank. STIF also invests in high-quality short-term fixed income and asset-backed instruments.

For the quarter ended September 30, 2009, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.43%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 0.77% for the same period. Further, to account for reductions in the Fund’s yield due to uncertainties in the Synthetic GIC market and an emphasis on increased credit quality, the combination benchmark less 0.5% per year, on an annualized basis, produced an investment record of 0.64% for the same period. For the nine month period ended September 30, 2009, the Fund experienced a total return, net of expenses, of 1.56%, compared to an investment record of 2.49% for the combination benchmark and 2.11% for the combination benchmark less 0.5% per year, on an annualized basis, for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that Index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark for the quarter ended September 30, 2009. During the quarter ended September 30, 2009, the Fund’s investments were primarily focused on segments of the market such as U.S. Treasuries, agency debentures and agency mortgage-backed securities that have a high degree of support from the U.S. Government. These types of investments have a higher credit quality but lower yield than Traditional Investment Contracts and other fixed income securities. As a result, the relative return of the Fund was lower than that of the Index. These lower yielding U.S. Government supported investments were employed to provide a higher degree of stability for the market value of the underlying investments supporting the wrap contracts valued at book value. The market to book value ratio of these investments continues to improve and was over 101% as of September 30, 2009.

The Stable Asset Return Fund underperformed the combination benchmark for the nine month period ended September 30, 2009. The underperformance can be attributed to the more conservative positioning of the portfolio that began in the fourth quarter of 2008 and was maintained throughout the period ended September 30, 2009. The lower yielding investments were employed to provide a relatively higher degree of stability for the market to book value ratio that indicates the value of the underlying investments.

Bond Core Plus Fund

The Bond Core Plus Fund, formerly named the Intermediate Bond Fund, seeks to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities.

For the quarter ended September 30, 2009, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 5.06%. By comparison, the Barclays Capital U.S. Aggregate Bond Index (f/k/a the Lehman Brothers Aggregate Bond Index) produced an investment record of 3.74% for the same period. For the nine month period ended September 30, 2009, the Fund experienced a total return, net of expenses, of 9.50%, compared to an investment record of 5.72% for the Barclays Capital U.S. Aggregate Bond Index for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended September 30, 2009. The portfolio’s emphasis on attractively priced high quality assets, especially those with government support, was beneficial for relative performance. An overweight position to duration during much of the period added to relative performance, as U.S. Treasury yields fell. An investment strategy based on an expectation for the interest rate curve to steepen detracted from relative performance. Money market futures in the U.S., continental Europe and the U.K., which were used to implement the strategy, gained as central banks indicated that short maturity rates would remain low longer than markets had expected. An overweight position to agency mortgage pass-through securities for part of the quarter helped relative returns as valuations of these bonds benefitted from continued purchases by the Federal Reserve. A modest exposure to Brazilian interest rates detracted from relative performance as those rates rose, although exposure to Brazil’s currency mitigated the impact.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the nine month period ended September 30, 2009. An overweight position to agency mortgage pass-through securities helped relative returns as valuations of the securities benefited from continued purchases by the Federal Reserve. An overweight position to bonds of financial companies also contributed to the portfolio’s relative performance as the bonds continued to outperform the broader corporate market on a year-to-date basis. Holdings of high quality consumer asset-backed bonds and non-agency mortgage pass-through securities also helped relative performance.

For the quarter and nine month period ended September 30, 2009, the Bond Core Plus Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Bond Core Plus Fund was positively impacted by 0.28 percentage point in the quarter ended September 30, 2009 as a result of such participation. For the nine month period ended September 30, 2009, the financial statement-reported performance of the Bond Core Plus Fund was positively impacted by 0.13 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Large Cap Equity Fund

The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization companies with market capitalizations, at the time of purchase, of greater than $1 billion. A portion of the Fund (currently approximately 20%) is invested to replicate the Russell 1000 Index, which is comprised of the approximately 1,000 largest companies in the Russell 3000 Index. The remainder of the Fund is actively managed.

The Large Cap Equity Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of State Street Bank and Trust Company of New Hampshire, which we refer to as State Street, subject to consultation with The Northern Trust Company, which we refer to as Northern Trust. Each Investment Advisor acts independently from the others and uses its own distinct investment style in selecting securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of State Street. The performance of each Investment Advisor may be measured in the context of its own investment style.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the Large Cap Equity Fund experienced a total return, net of expenses, of 13.30%. By comparison, the Russell 1000 Index produced an investment record of 15.52% for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses. As discussed below under “—Effect of Transition on Performance of Certain Funds,” the Fund return in this period was negatively affected by transition-related costs as well as the adverse market impact on the day of the transition.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 38% as of September 30, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which this portion of the Fund is compared. The portfolio’s strong stock selection in the financials and consumer discretionary sectors were among the largest contributors to relative performance. An overweight position in the information technology sector also contributed to positive absolute and relative returns. Positions in the energy, materials, and industrials sectors of the Russell 1000 Growth Index lagged the strong returns of the market.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 43% as of September 30, 2009) positively contributed to the performance of the Fund, but underperformed the Russell 1000 Value Index, against which this portion of the Fund is compared. The portfolio lagged the Index in a low-quality rally. The most significant detractor from performance was a relative underweight to the financial sector, which was approximately 25% that of the Index. The portfolio benefited from an underweight position in the telecommunications sector and an overweight position in the industrials sector of the Index.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the performance of the indexed portion of the Large Cap Equity Fund was consistent with the Russell 1000 Index after taking into account expenses and the effect of participation in securities lending.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the Large Cap Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Large Cap Equity Fund was negatively impacted by 0.57 percentage point for the period from commencement of operations on July 2, 2009 to September 30, 2009 as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion. A portion of the Fund (currently approximately 5%) is invested to replicate the Russell 2000 Index, which is comprised of the approximately 2,000 smallest companies in the Russell 3000 Index. The remainder of the Fund is actively managed.

The Small-Mid Cap Equity Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of State Street, subject to consultation with Northern Trust. Each Investment Advisor acts independently from the others and uses its own distinct investment style in selecting securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of State Street. The performance of each Investment Advisor may be measured in the context of its own investment style.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 15.09%. By comparison, the Russell 2500 Index produced an investment record of 18.50% for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses. As discussed below under “—Effect of Transition on Performance of Certain Funds,” the Fund return in this period was negatively affected by transition-related costs as well as the adverse market impact on the day of the transition.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 15% as of September 30, 2009) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Value Index, against which this portion of the Fund is compared. An underweight to REITs and overweight to the healthcare sector detracted from performance as against the Index. Stock selection detracted, particularly in the consumer discretionary and financial sectors of the Index. The portfolio had an underweight position in lower quality stocks, which continued to do well in the period given the rise in share prices generally in the market since March of this year.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 15% as of September 30, 2009) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Value Index, against which this portion of the Fund is compared. The portfolio’s focus on companies believed to have a combination of attractive valuations and a positive earnings catalyst detracted from relative performance in August and September, as deep value and contrarian stocks returned to favor. The underperformance was due to a lack of exposure to the best performing stocks in the Index which as a group did not have characteristics commensurate with the portfolio’s investment approach.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of September 30, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which this portion of the Fund is compared. Relative performance was notably hindered by performance in the producer durables and healthcare sectors. The performance of the portfolio, which is positioned for secular growth, was negatively impacted by fluctuations in the most cyclical of areas of the market, specifically the industrial and materials sectors. In addition, the portfolio was underexposed to capital intensive equipment stocks as against the Index, which stocks fell initially due to concerns in the funding ability of hospitals but subsequently rebounded with an easing in credit concerns.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of September 30, 2009) positively contributed to the performance of the Fund, as well as outperformed the Index, against which this portion of the Fund is compared. The portfolio outperformed the Russell Midcap Growth Index during the period primarily due to strong stock selection in the healthcare, information technology and telecommunication services sectors and positive allocation in the energy sector. Partially offsetting positive relative performance was negative stock selection in the financials, consumer discretionary, energy and industrials sectors.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of OFI Institutional Asset Management, Inc. (approximately 14% as of September 30, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which this portion of the Fund is compared. The industrials and materials sectors were the best performing sectors for the portfolio during the period, where stock selection added to the return relative to the Russell 2000 Value Index. Further, an overweight in the materials sector contributed to relative performance. Stock selection within consumer discretionary sector detracted from relative performance during the period.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of September 30, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which this portion of the Fund is compared. The interest-rate sensitive, technology and capital goods sectors provided the greatest contribution to relative performance during the period. The cyclical, basic materials and healthcare sectors proved most challenging during the period. Furthermore, a focus on dividend-paying stocks was a detractor, as non-dividend paying stocks outperformed.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of September 30, 2009) negatively contributed to the performance of the Fund, but outperformed the Russell 2000 Growth Index, against which this portion of the Fund is compared. The portfolio benefitted from stock selection in the healthcare sector during the period. Additionally, an overweight in the information technology sector helped to boost the portfolio’s relative performance. Detracting from relative performance were stock selection in the industrials sector and an underweight in the consumer discretionary sector which experienced relatively strong performance.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Oppenheimer Capital LLC (approximately 10% as of September 30, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which this portion of the Fund is compared. The portfolio outperformed the Index as stock selection continued to drive relative returns. Holdings in the energy sector were the portfolio’s strongest performers. Holdings in semiconductor capital equipment companies also contributed to relative performance. Stock selection in the healthcare sector detracted from relative returns, as the portfolio’s larger positions lagged the Index.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the performance of the indexed portion of the Small-Mid Cap Equity Fund was consistent with the Russell 2000 Index after taking into account expenses and the effect of participation in securities lending.

For the period from commencement of operations on July 2, 2009 to September 30, 2009, the Small-Mid Cap Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Small-Mid Cap Equity Fund was negatively impacted by 1.31 percentage points for the period from commencement of operations on July 2, 2009 to September 30, 2009 as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

International All Cap Equity Fund

The International All Cap Equity Fund, formerly named the International Equity Fund, seeks to provide long-term capital appreciation through a diversified portfolio of primarily non-U.S. equity securities. The Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the Fund. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market.

For the quarter ended September 30, 2009, the International All Cap Equity Fund experienced a total return, net of expenses, of 16.01%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Index, which we refer to as the MSCI ACWI ex-US Index, produced an investment record of 19.69% for the same period. For the nine month period ended September 30, 2009, the Fund experienced a total return, net of expenses, of 31.67%, compared to an investment record of 36.35% for the MSCI ACWI ex-US Index for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses. As discussed below under “—Effect of Transition on Performance of Certain Funds,” the Fund return in this period was negatively affected by transition-related costs as well as the adverse market impact on the day of the transition.

Prior to July 6, 2009, State Street retained JPMorgan Asset Management (UK) Limited, which we refer to as JPMAM, to be an Investment Advisor for approximately half of the assets in the Fund, and Philadelphia International Advisors, L.P., which we refer to as PIA, to serve as Investment Advisor for the other half of the assets in the Fund. State Street determined the portion of the International All Cap Equity Fund’s assets for which advice was obtained from each Investment Advisor. Effective July 6, 2009, the Fund began to utilize a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of State Street, subject to consultation with Northern Trust. Each Investment Advisor acts independently from the others and uses its own distinct investment style in selecting securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of State Street. The performance of each Investment Advisor may be measured in the context of its own investment style. The performance of the portions of the Fund previously managed by JPMAM and PIA are included in the performance of each of the portions of the Fund advised by the new Investment Advisors and in the portion invested by State Street in the State Street Bank securities lending program for the quarter ended September 30, 2009.

For the period from July 2, 2009 to September 30, 2009, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 39% as of September 30, 2009) negatively contributed to the performance of the Fund, as well as underperformed the Morgan Stanley Capital International Europe, Australasia, Far East (“MSCI EAFE”) Value ND Index, against which this portion of the Fund is compared. The primary detractors from relative performance were underweight exposure to the European financials sector and lack of highly leveraged businesses in the portfolio which experienced positive relative performance during the period. Positively contributing to relative performance were holdings in the consumer staples, materials, and telecommunications services sectors of the Index.

For the period from July 2, 2009 to September 30, 2009, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 21% as of September 30, 2009) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which this portion of the Fund is compared. The portfolio’s overweight position to financials and telecommunication services contributed to relative performance, while the portfolio’s underweight position to the materials and information technology sector negatively impacted relative performance. Being underweight to the consumer staples and consumer discretionary sectors helped relative performance. Relative performance was also aided by good stock selection in the industrial and telecommunication services sectors. Additionally, the portfolio benefited from being underweight to Japan relative to the Index, the lowest performing developed market during the period. However, the portfolio was negatively impacted by being underweight Australia, the best performing developed market during the period. The portfolio was also negatively impacted by style headwinds because the value outperformed growth style during the period and small capitalization stocks outperformed large capitalization stocks.

For the period from July 2, 2009 to September 30, 2009, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 20% as of September 30, 2009) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which this portion of the Fund is compared. One of the top performing holdings was Kazakhmys, a leading copper miner. Holdings in the financials sector, including Banco Santander, HSBC, Société Générale and Zurich Financial Group, were also key positive contributors. Although the portfolio was underweight in Japan relative to the Index, four of the five biggest detractors from the portfolio’s relative returns were Japanese holdings.

For the period from July 2, 2009 to September 30, 2009, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 17% as of September 30, 2009) positively contributed to the performance of the Fund, but underperformed the MSCI Emerging Markets ND Index, against which this portion of the Fund is compared. Not holding Brazilian stocks Vale (Materials) and Petrobras (Energy) was particularly negative as both rallied strongly on rising commodity prices and expectations of a global recovery. Positions in Chunghwa Telecom (Taiwan: Telecom Services) and Grupo Modelo (Mexico: Consumer Staples) lagged as investors switched out of companies with more predictable earnings growth for those geared into cyclical recovery. The portfolio also suffered from zero weightings in financial stocks Itau Unibanco (Brazil) and Sberbank (Russia) as they rallied strongly on easing global credit conditions.

For the period from January 1, 2009 to July 1, 2009, the portion of the International All Cap Equity Fund advised with the assistance of JPMAM outperformed the MSCI ACWI ex-US Index. The financials and telecoms sectors were the largest contributors to relative performance while the technology and industrials sectors detracted. Regionally, stock selection in the U.K. and Japan was strong but stock selection in continental Europe, the Pacific region (excluding Japan) and emerging markets lagged the Index. Holdings in the Brazilian oil/gas company Petrobras was a major contributor to relative performance. In contrast, holdings in the global banking group HSBC detracted from relative performance.

For the period from January 1, 2009 to July 1, 2009, the portion of the International All Cap Equity Fund advised with the assistance of PIA outperformed the MSCI ACWI ex-US Index. The outperformance was due to solid stock picking in the consumer and utility sectors and within the U.K. and Germany. Regionally, stock selection in continental Europe and the U.K. was particularly strong while the portfolio’s underweight position in the emerging markets sector detracted from relative returns.

For the quarter and nine month period ended September 30, 2009, the International All Cap Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the International All Cap Equity Fund in the quarter ended September 30, 2009 was positively impacted by 0.19 percentage point as a result of such participation. For the nine month period ended September 30, 2009, the financial statement-reported performance of the International All Cap Equity Fund was positively impacted by 0.95 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are representative of the domestic investment grade bond market as included in such Index.

For the quarter ended September 30, 2009, the Bond Index Fund experienced a total return, net of expenses, of 3.37%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 3.74% for the same period. For the period from commencement of operations on February 3, 2009 to September 30, 2009, the Fund experienced a total return, net of expenses, of 5.91%, compared to an investment record of 6.66% for the Barclays Capital U.S. Aggregate Bond Index for the period from February 2, 2009 to September 30, 2009. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the quarter ended September 30, 2009 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking into account expenses.

The performance of the Bond Index Fund for the period from commencement of operations on February 3, 2009 to September 30, 2009 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking into account expenses.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500 Index by investing generally in securities included in such Index. The S&P 500 Index represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500 Index.

For the quarter ended September 30, 2009, the Large Cap Index Equity Fund experienced a total return, net of expenses, of 15.06%. By comparison, the S&P 500 Index produced an investment record of 15.61% for the same period. For the period from commencement of operations on February 9, 2009 to September 30, 2009, the Fund experienced a total return, net of expenses, of 23.50%, compared to an investment record of 23.68% for the S&P 500 Index for the same period. The S&P 500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The Large-Cap Index Equity Fund underperformed the S&P 500 Index for the quarter ended September 30, 2009 due primarily to several significant purchases of Fund Units made on days on which the S&P 500 Index experienced significant increases, with the result that the Fund’s performance on such days lagged that of the Index due to the time delay involved in the investment of the proceeds of such Units in the Index. Otherwise, the performance of the Fund was consistent with the S&P 500 Index after taking into account expenses.

The performance of the Large-Cap Index Equity Fund for the period from commencement of operations on February 9, 2009 to September 30, 2009 was consistent with the S&P 500 Index after taking into account expenses.

All Cap Index Equity Fund

The All Cap Index Equity Fund, formerly named the Index Equity Fund, seeks to replicate, after taking into account Fund expenses, the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index.

For the quarter ended September 30, 2009, the All Cap Index Equity Fund experienced a total return, net of expenses, of 17.88%. By comparison, the Russell 3000 Index produced an investment record of 16.31% for the same period. For the nine month period ended September 30, 2009, the Fund experienced a total return, net of expenses, of 21.29%, compared to an investment record of 21.19% for the Russell 3000 Index for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the quarter ended September 30, 2009 was consistent with the Russell 3000 Index after taking into account expenses and the effect of participation in securities lending.

The performance of the All Cap Index Equity Fund for the nine month period ended September 30, 2009 was consistent with the Russell 3000 Index after taking into account expenses and the effect of participation in securities lending.

For the quarter and nine month period ended September 30, 2009, the All Cap Index Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the All Cap Index Equity Fund in the quarter ended September 30, 2009 was positively impacted by 1.62 percentage points as a result of such participation. For the nine month period ended September 30, 2009, the financial statement-reported performance of the Index Equity Fund was positively impacted by 0.61 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400 Index by investing generally in securities included in such Index. The S&P MidCap 400 Index includes 400 companies and, as of December 31, 2008, represented approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400 Index.

For the quarter ended September 30, 2009, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of 19.22%. By comparison, the S&P MidCap 400 Index produced an investment record of 19.98% for the same period. For the period from commencement of operations on February 3, 2009 to September 30, 2009, the Fund experienced a total return, net of expenses, of 43.62%, compared to an investment record of 39.87% for the S&P MidCap 400 Index for the same period. The S&P MidCap 400 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The Mid-Cap Index Equity Fund underperformed the S&P MidCap 400 Index for the quarter ended September 30, 2009 due primarily to several significant purchases of Fund Units made on days on which the S&P MidCap 400 Index experienced significant increases, with the result that the Fund’s performance on such days lagged that of the Index due to the time delay involved in the investment of the proceeds of such Units in the Index. Otherwise, the performance of the Fund was consistent with the S&P MidCap 400 Index after taking into account expenses.

The performance of the Mid-Cap Index Equity Fund for the period from commencement of operations on February 3, 2009 to September 30, 2009 exceeded that of the S&P MidCap 400 Index due primarily to several significant purchases of Fund Units made on days on which the S&P MidCap 400 Index experienced significant declines, with the result that the Fund’s performance on such days exceeded that of the Index due to the time delay involved in the investment of the proceeds of such Units in the Index. Otherwise, the performance of the Fund was consistent with the S&P MidCap 400 Index after taking into account expenses.

Small Cap Index Equity Fund

The Small Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Russell 2000 Index by investing generally in securities included in such Index. The Russell 2000 Index is comprised of the approximately 2,000 companies in the Russell 3000 Index with the smallest market capitalization and represents approximately 10% of the Russell 3000 Index total market capitalization.

For the quarter ended September 30, 2009, the Small Cap Index Equity Fund experienced a total return, net of expenses, of 19.15%. By comparison, the Russell 2000 Index produced an investment record of 19.28% for the same period. For the period from commencement of operations on February 3, 2009 to September 30, 2009, the Fund experienced a total return, net of expenses, of 42.64%, compared to an investment record of 35.88% for the Russell 2000 Index for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the quarter ended September 30, 2009 was consistent with the Russell 2000 Index after taking into account expenses.

The performance of the Small Cap Index Equity Fund for the period from commencement of operations on February 3, 2009 to September 30, 2009 exceeded that of the Russell 2000 Index due primarily to several significant purchases of Fund Units made on days on which the Russell 2000 Index experienced significant declines, with the result that the Fund’s performance on such days exceeded that of the Index due to the time delay involved in the investment of the proceeds of such Units in the Index. Otherwise, the performance of the Fund was consistent with the Russell 2000 Index after taking into account expenses.

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

For the quarter ended September 30, 2009, the International Index Equity Fund experienced a total return, net of expenses, of 18.61%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 19.69% for the same period. For the period from commencement of operations on March 3, 2009 to September 30, 2009, the Fund experienced a total return, net of expenses, of 69.13%, compared to an investment record of 73.79% for the MSCI ACWI ex-US Index for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The International Index Equity Fund underperformed the MSCI ACWI ex-US Index for the quarter ended September 30, 2009 due primarily to several significant purchases of Fund Units made on days on which the Index experienced significant increases, with the result that the Fund’s performance on such days lagged that of the Index due to the time delay involved in the investment of the proceeds of such Units in the Index. Otherwise, the performance of the Fund was consistent with the MSCI ACWI ex-US Index after taking into account expenses.

The performance of the International Index Equity Fund for the period from commencement of operations on March 3, 2009 to September 30, 2009 underperformed the MSCI ACWI ex-US Index due primarily to several significant purchases of Fund Units made on days on which the Index experienced significant increases, with the result that the Fund’s performance on such days lagged that of the Index due to the time delay involved in the investment of the proceeds of such Units in the Index. Otherwise, the performance of the Fund was consistent with the MSCI ACWI ex-US Index after taking into account expenses.

Real Asset Return Fund

The investment objective of the Real Asset Return Fund is to provide capital appreciation in excess of inflation as measured by the All Items Less Food and Energy Consumer Price Index for All Urban Consumers for the U.S. City Average, 1982-84 = 100 through investment in a diversified portfolio of primarily Treasury Inflation Protected Securities, commodity futures and real estate investment trusts.

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank. During the period from commencement of operations on July 7, 2009 to September 30, 2009, these funds included the REIT Index Non-Lending Series Fund, Treasury Inflation Protected Securities Index Non-Lending Series Fund and Dow Jones UBS Commodities Index Non-Lending Series Fund.

For the period from commencement of operations on July 7, 2009 to September 30, 2009, the Fund experienced a total return, net of expenses, of 14.58%. The performance of the Real Asset Return Fund for period from commencement of operations on July 7, 2009 to September 30, 2009 was consistent with the custom benchmark after taking into account expenses.

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

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended September 30, 2009, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, S&P 500 Flagship Securities Lending Fund, Daily MSCI ACWI Ex-US Index Securities Lending Fund, S&P Mid-Cap Index Securities Lending Fund, Russell 2000 Index Securities Lending Fund, Long U.S. Government Index Securities Lending Fund, Passive Bond Market Index Securities Lending Fund, U.S. Treasury Inflation Protected Securities Fund and Principal Accumulation Return Fund.

For the quarter ended September 30, 2009, the Retirement Date Funds experienced a total return, net of expenses, of 7.55% for the Lifetime Income Retirement Date Fund, 10.79% for the 2010 Retirement Date Fund, 13.92% for the 2020 Retirement Date Fund, 15.76% for the 2030 Retirement Date Fund and 16.59% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the quarter ended September 30, 2009 was consistent with its respective composite benchmark after taking into account expenses and the effect of participation in securities lending.

For the quarter ended September 30, 2009, the Retirement Date Funds participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Retirement Date Funds was positively impacted by 0.21 percentage point for the Lifetime Income Retirement Date Fund, 0.47 percentage point for the 2010 Retirement Date Fund, 0.45 percentage point for the 2020 Retirement Date Fund, 0.49 percentage point for the 2030 Retirement Date Fund and 0.71 percentage point for the 2040 Retirement Date Fund as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses associated with the State Street Bank securities lending program.

For the nine month period ended September 30, 2009, the Retirement Date Funds experienced a total return, net of expenses, of 12.29% for the Lifetime Income Retirement Date Fund, 14.12% for the 2010 Retirement Date Fund, 18.22% for the 2020 Retirement Date Fund, 21.19% for the 2030 Retirement Date Fund and 23.29% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the nine month period ended September 30, 2009 was consistent with its respective composite benchmark after taking into account expenses and the effect of participation in securities lending.

For the nine month period ended September 30, 2009, the Retirement Date Funds participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Retirement Date Funds was positively impacted by 0.74 percentage point for the Lifetime Income Retirement Date Fund, 1.74 percentage points for the 2010 Retirement Date Fund, 1.55 percentage points for the 2020 Retirement Date Fund, 1.41 percentage points for the 2030 Retirement Date Fund and 1.39 percentage points for the 2040 Retirement Date Fund as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses associated with the State Street Bank securities lending program.

Target Risk Funds

The Target Risk Funds provide a series of balanced investment funds each of which is designed to correspond to a particular investment risk level. Each Target Risk Fund has a different investment strategy representing different risk and reward characteristics. The Conservative Risk Fund seeks to avoid significant loss of principal and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 29%). The Moderate Risk Fund seeks to provide long-term capital appreciation and more limited stability of principal for participants. The Aggressive Risk Fund seeks to provide long-term capital appreciation for participants and is comprised mainly of stocks for maximum growth potential.

The Target Risk Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the period from commencement of operations on July 7, 2009 to September 30, 2009, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the Russell 3000 Index Non-Lending Series Fund, the Daily EAFE Non-Lending Series Fund, the Daily MSCI ACWI Ex-US Index Non-Lending Series Fund, the Passive Bond Market Index Non-Lending Series Fund, the Treasury Inflation Protected Securities Index Non-Lending Series Fund, the Dow Jones UBS Commodities Index Non-Lending Series Fund, the REIT Index Non-Lending Series Fund and STIF.

For the period from commencement of operations on July 7, 2009 to September 30, 2009, the Target Risk Funds experienced a total return, net of expenses, of 8.77% for the Conservative Risk Fund, 13.50% for the Moderate Risk Fund and 18.53% for the Aggressive Risk Fund. The performance of each Target Risk Fund for the period from commencement of operations on July 7, 2009 to September 30, 2009 was consistent with the its respective composite benchmark after taking into account expenses.

Balanced Fund

Certain assets contributed to the Program are held in the Balanced Fund. However, the Collective Trust no longer offers Units in the Balanced Fund, and performance information relating to the Balanced Fund is presented for information purposes only.

The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. The Fund invests in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments.

For the quarter ended September 30, 2009, the Balanced Fund experienced a total return, net of expenses, of 10.77%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 11.04% for the same period. For the nine month period ended September 30, 2009, the Fund experienced a total return, net of expenses, of 16.30%, compared to an investment record of 15.20% for the composite benchmark for the same period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

The equity segment of the Balanced Fund was advised with the assistance of Capital Guardian Trust Company prior to July 2, 2009 and on and after July 2, 2009 is invested through the Large Cap Equity Fund. On July 1, 2009, the equity segment of the Balanced Fund outperformed the Russell 1000 Index. Refer to the Large Cap Equity discussion, above, for a description of the performance of the equity segment of the Balanced Fund for the period from July 2, 2009 to September 30, 2009.

For the quarter ended September 30, 2009, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, outperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to the Bond Core Fund Plus Fund discussion, above, for a description of the performance of the debt segment of the Balanced Fund for the quarter.

For the nine month period ended September 30, 2009, the equity segment of the Balanced Fund, which prior to July 2, 2009 was advised with the assistance of Capital Guardian Trust Company and on and after July 2, 2009 is invested through the Large Cap Equity Fund, outperformed the Russell 1000 Index. Stock selection in the financial and energy sectors contributed to relative performance of the portfolio during the six month period ended June 30, 2009. By contrast, stock selection in the materials sector and the portfolio’s cash position were top detractors from relative performance for the six month period ended June 30, 2009. On July 1, 2009, the equity segment of the Balanced Fund outperformed the Russell 1000 Index. Refer to the Large Cap Equity Fund discussion, above, for a description of the performance of the equity segment of the Balanced Fund for the period from July 2, 2009 to September 30, 2009.

For the nine month period ended September 30, 2009, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, outperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to the Bond Core Fund Plus Fund discussion, above, for a description of the performance of the debt segment of the Balanced Fund for the nine month period ended September 30, 2009.

For the quarter and nine month period ended September 30, 2009, the Balanced Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Balanced Fund was negatively impacted by 0.20 percentage point in the quarter ended September 30, 2009 as a result of such participation. For the nine month period ended September 30, 2009, the financial statement-reported performance of the Balanced Fund was positively impacted by 0.15 percentage point as a result of such participation.

Terminated Funds

On July 1, 2009 the previously offered Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund and Small-Cap Equity Fund (the “Terminated Funds”) were eliminated. The Collective Trust no longer offers Units in the Terminated Funds, and performance of the Terminated Funds is presented for information purposes only.

State Street transferred all of the assets invested in the Terminated Funds in accordance with directions received from Participants with investments then invested in the Terminated Funds. Any assets not subject to a valid direction to be transferred to another investment option and hence remaining in these Funds were transferred, in the case of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund, to the Large Cap Equity Fund, and, in the case of the Mid-Cap Value Equity Fund, the Mid-Cap Growth Equity Fund or the Small-Cap Equity Fund, to the Small-Mid Cap Equity Fund. Any election to invest contributions in any of the Large-Cap Value Equity Fund, the Large-Cap Growth Equity Fund, the Mid-Cap Value Equity Fund, the Mid-Cap Growth Equity Fund or the Small-Cap Equity Fund, which was not amended or revoked by a Participant by July 1, 2009, was allocated to whatever Fund was designated by the Participant’s Employer as its default option in the adoption agreement pursuant to which such Employer adopted the Program or any amendment thereto.

Large-Cap Value Equity Fund

On July 1, 2009, availability of the Large-Cap Value Equity Fund under the Program was terminated. Prior to its termination, the Large-Cap Value Equity Fund sought to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invested primarily in common stocks and other equity-type securities of companies with market capitalizations of greater than $1 billion at the time of purchase that were believed to be undervalued in the marketplace. A portion of the Fund (approximately 25%) was invested to replicate the Russell 1000 Value Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average value orientation. The remainder of the Large-Cap Value Equity Fund was actively managed.

On July 1, 2009, the Large-Cap Value Equity Fund experienced a total return, net of expenses, of 1.00%. By comparison, the Russell 1000 Value Index produced an investment record of 0.41% for the same period. For the period from January 1, 2009 to termination on July 1, 2009, the Fund experienced a total return, net of expenses, of -1.90%, compared to an investment record of
-2.47% for the Russell 1000 Value Index for the same period. The Russell 1000 Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

On July 1, 2009, the actively managed portion of the Large-Cap Value Equity Fund, which was advised with the assistance of AllianceBernstein L.P., outperformed the Russell 1000 Value Index.

The performance of the indexed portion of the Large-Cap Value Equity Fund on July 1, 2009 was consistent with the Russell 1000 Value Index after taking into account expenses and the effect of participation in securities lending.

For the period from January 1, 2009 to termination on July 1, 2009, the actively managed portion of the Large-Cap Value Equity Fund, which was advised with the assistance of AllianceBernstein L.P., outperformed the Russell 1000 Value Index. Stock selection in the financials sector contributed to relative performance of the Fund.

The performance of the indexed portion of the Large-Cap Value Equity Fund for the period from January 1, 2009 to termination on July 1, 2009 was consistent with the Russell 1000 Value Index after taking into account expenses and the effect of participation in securities lending.

For the period from January 1, 2009 to termination on July 1, 2009, the Large-Cap Value Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Large-Cap Value Equity Fund was positively impacted by 0.49 percentage point on July 1, 2009 as a result of such participation. For the period from January 1, 2009 to termination on July 1, 2009, the financial statement-reported performance of the Large-Cap Value Equity Fund was positively impacted by 0.48 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Large-Cap Growth Equity Fund

On July 1, 2009, availability of the Large-Cap Growth Equity Fund under the Program was terminated. Prior to its termination, the Large-Cap Growth Equity Fund invested primarily in common stocks and other equity-type securities of companies with market capitalizations, at the time of purchase, of greater than $1 billion that were believed to have strong earnings growth potential. The Large-Cap Growth Equity Fund sought to achieve long-term growth of capital through increases in the value of the securities it held and to realize income principally from dividends on such securities. A portion of the Large-Cap Growth Equity Fund (approximately 33 1/3%) was invested to replicate the Russell 1000 Growth Index, which is comprised of those stocks in the Russell 1000 Index that have a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund was actively managed in two portions of approximately 33 1/3% each of the assets of the Fund. The Fund sought to achieve, over an extended period of time, total returns that were comparable to or superior to those attained by broad measures of the domestic stock market.

On July 1, 2009, the Large-Cap Growth Equity Fund experienced a total return, net of expenses, of 0.99%. By comparison, the Russell 1000 Growth Index produced an investment record of 0.54% for the same period. For the period from January 1, 2009 to termination on July 1, 2009, the Fund experienced a total return, net of expenses, of 15.63%, compared to an investment record of 12.13% for the Russell 1000 Growth Index for the same period. The Russell 1000 Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company outperformed the Russell 1000 Growth Index on July 1, 2009

The portion of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price Associates, Inc. outperformed the Russell 1000 Growth Index on July 1, 2009.

The performance of the indexed portion of the Large-Cap Growth Equity Fund on July 1, 2009 was consistent with the Russell 1000 Growth Index after taking into account expenses and the effect of participation in securities lending.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of Capital Guardian Trust Company underperformed the Russell 1000 Growth Index for the period from January 1, 2009 to termination on July 1, 2009. Stock selection in the healthcare and information technology sectors helped relative results as did an underweight position in the consumer staples sector. Poor stock selection in the financials and industrials sectors detracted from relative performance for the period from January 1, 2009 to termination on July 1, 2009.

The portion of the Large-Cap Growth Equity Fund advised with the assistance of T. Rowe Price Associates, Inc. outperformed the Russell 1000 Growth Index for the period January 1, 2009 to termination on July 1, 2009. Strong stock selection was the primary contributor to relative outperformance, but sector weighting also helped relative results. The information technology sector was the top contributor to relative performance. Stock selection in communications equipment, computers and peripherals, and semiconductors and semiconductor equipment industries drove sector outperformance. Stock selection in the consumer discretionary sector and stock selection and an overweight position in the financials sector were also contributors to relative performance. One minor detractor from relative performance during the period was stock selection in the telecommunication services sector, which had a slight negative impact on performance.

The performance of the indexed portion of the Large-Cap Growth Equity Fund for the period from January 1, 2009 to termination on July 1, 2009 was consistent with the Russell 1000 Growth Index after taking into account expenses and the effect of participation in securities lending.

For the period from January 1, 2009 to termination on July 1, 2009, the Large-Cap Growth Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Large-Cap Growth Equity Fund was positively impacted by 0.73 percentage point on July 1, 2009 as a result of such participation. For the period from January 1, 2009 to termination on July 1, 2009, the financial statement-reported performance of the Large-Cap Growth Equity Fund was positively impacted by 0.84 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Mid-Cap Value Equity Fund

On July 1, 2009, availability of the Mid-Cap Value Equity Fund under the Program was terminated. Prior to its termination, the Mid-Cap Value Equity Fund sought to outperform, over extended periods of time, broad measures of the domestic stock market. The Fund invested primarily in equity securities of companies with market capitalizations of between $1 billion and $12 billion at the time of purchase. The Fund sought to achieve growth of capital through investing primarily in common stocks of medium-sized companies believed to be attractively priced relative to their future earnings power. The Fund sought to emphasize sectors and securities State Street and the Fund’s Investment Advisor considered undervalued.

On July 1, 2009, the Mid-Cap Value Equity Fund, which was advised with the assistance of Wellington Management Company, LLP, experienced a total return, net of expenses, of 2.45%. By comparison, the Russell Mid-Cap Value Index produced an investment record of 0.96% for the same period. For the period from January 1, 2009 to termination on July 1, 2009, the Fund experienced a total return, net of expenses, of 15.29%, compared to an investment record of 4.18% for the Russell Mid-Cap Value Index for the same period. The Russell Mid-Cap Value Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The Mid-Cap Value Equity Fund outperformed the Russell Mid-Cap Value Index on July 1, 2009.

The Mid-Cap Value Equity Fund outperformed the Russell Mid-Cap Value Index for the period from January 1, 2009 to termination on July 1, 2009. Strong performance from holdings in the financials and consumer staples sectors contributed to relative results. Within the financials sector, the Fund’s overweight positions in PHH Corp and Affiliated Managers Group bolstered relative results. Within the consumer staples sector, the Fund’s overweight position in Marine Harvest and Marfrig Alimentos contributed to relative performance. The industrials sector detracted from relative results. The Fund’s overweight position in Delta Air Lines detracted from relative results. In addition, the Fund’s lack of exposure to Hertz Global Holding, which had significant relative returns during the period, detracted from relative performance.

For the period from January 1, 2009 to termination on July 1, 2009, the Mid-Cap Value Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Mid-Cap Value Equity Fund was positively impacted by 1.23 percentage points on July 1, 2009 as a result of such participation. For the period from January 1, 2009 to termination on July 1, 2009, the financial statement-reported performance of the Mid-Cap Value Equity Fund was positively impacted by 2.78 percentage points as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Mid-Cap Growth Equity Fund

On July 1, 2009, availability of the Mid-Cap Growth Equity Fund under the Program was terminated. Prior to its termination, the Mid-Cap Growth Equity Fund invested primarily in common stocks and other equity-type securities of companies with market capitalizations, at the time of purchase, of between $1 billion and $12 billion. The Fund sought to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market.

On July 1, 2009, the Mid-Cap Growth Equity Fund, which was advised with the assistance of Turner Investment Partners, Inc., experienced a total return, net of expenses, of 1.71%. By comparison, the Russell Mid-Cap Growth Index produced an investment record of 0.49% for the same period. For the period from January 1, 2009 to termination on July 1, 2009, the Fund experienced a total return, net of expenses, of 15.55%, compared to an investment record of 17.19% for the Russell Mid-Cap Growth Index for the same period. The Russell Mid-Cap Growth Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The Mid-Cap Growth Equity Fund outperformed the Russell Mid-Cap Growth Index on July 1, 2009.

The Mid-Cap Growth Equity Fund underperformed the Russell Mid-Cap Growth Index for the period from January 1, 2009 to termination on July 1, 2009. On a relative basis, the materials/processing sector detracted the most from relative performance while the energy and technology sectors contributed to relative performance for the Fund.

For the period from January 1, 2009 to termination on July 1, 2009, the Mid-Cap Growth Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Mid-Cap Growth Equity Fund was positively impacted by 1.64 percentage points on July 1, 2009 as a result of such participation. For the period from January 1, 2009 to termination on July 1, 2009, the financial statement-reported performance of the Mid-Cap Growth Equity Fund was positively impacted by 2.56 percentage points as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Small-Cap Equity Fund

On July 1, 2009, availability of the Small-Cap Equity Fund under the Program was terminated. Prior to its termination, the Small-Cap Equity Fund invested primarily in equity securities of companies with market capitalizations of $2.5 billion or less at the time of purchase. These companies may have included new companies and companies that may have benefited from new technologies, new product or service developments or management changes. The Fund sought to achieve, over an extended period of time, total returns comparable to or superior to those attained by broad measures of the domestic stock market. A portion of the Fund was invested to replicate the Russell 2000 Index, which is comprised of the approximately 2,000 companies in the Russell 3000 Index with the smallest market capitalization. The remainder of the Fund was actively managed with the assistance of Wellington Management Company, LLP and Smith Asset Management Group, L.P.

On July 1, 2009, the Small-Cap Equity Fund experienced a total return, net of expenses, of 4.18%. By comparison, the Russell 2000 Index produced an investment record of 1.81% for the same period. For the period from January 1, 2009 to termination on July 1, 2009, the Fund experienced a total return, net of expenses, of 11.17%, compared to an investment record of 4.50% for the Russell 2000 Index for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Management Company, LLP outperformed the Russell 2000 Index on July 1, 2009.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. outperformed the Russell 2000 Index on July 1, 2009.

The performance of the indexed portion of the Small-Cap Equity Fund on July 1, 2009 was consistent with the Russell 2000 Index after taking into account expenses and the effect of participation in securities lending.

The portion of the Small-Cap Equity Fund advised with the assistance of Wellington Management Company, LLP outperformed the Russell 2000 Index for the period from January 1, 2009 to termination on July 1, 2009. The portfolio’s bottom-up investment approach produced strong relative results for the period from January 1, 2009 to termination on July 1, 2009, with outperformance in nine of the ten broad market sectors. Performance from holdings in the information technology sector contributed to results relative to the Index, led by the portfolio’s overweight positions in RF Micro Devices and Wright Express. Shares of RF Micro Devices, a designer and manufacturer of radio frequency components and compound semiconductors, rose during the period. Wright Express, a payment processor for commercial and government vehicle fleets, also appreciated during the period. Within the healthcare sector, the portfolio’s overweight to Inverness Medical and Cougar Biotechnology contributed to relative performance. Inverness Medical provides products that help in disease diagnosis and monitoring, and performed relatively well during the period from January 1, 2009 to termination on July 1, 2009. Shares of Cougar Biotechnology, a development-stage biopharmaceutical company, rose after Johnson & Johnson announced it would acquire the company. Holdings in the consumer discretionary sector detracted from relative results. The portfolio’s overweight position to weak performer Orbitz Worldwide hurt relative results as global economic weakness led to declining travel and vacation trends.

The portion of the Small-Cap Equity Fund advised with the assistance of Smith Asset Management Group, L.P. underperformed the Russell 2000 Index for the period from January 1, 2009 to termination on July 1, 2009. During this period, the benchmark outperformed the portfolio due to a rally which began toward the end of the first quarter of 2009 with relative gains concentrated in stocks with relatively higher levels of risks. Typically, the companies with the characteristics that are generally included in the portfolio (strong growth outlook, good earnings quality, reasonable valuation) do not perform well during such rallies, and that was certainly the case in this period.

The performance of the indexed portion of the Small-Cap Equity Fund for the period from January 1, 2009 to termination on July 1, 2009 was consistent with the Russell 2000 Index after taking into account expenses and the effect of participation in securities lending.

For the period from January 1, 2009 to July 1, 2009, the Small-Cap Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Small-Cap Equity Fund was positively impacted by 2.57 percentage points on July 1, 2009 as a result of such participation. For the period from January 1, 2009 to termination on July 1, 2009, the financial statement-reported performance of the Small-Cap Equity Fund was positively impacted by 2.74 percentage points as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Effect on Performance of Certain Funds that Participate in Securities Lending

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

The Funds referred to above, either directly or indirectly through their investment in other funds and accounts managed by State Street Bank or its affiliates, participate in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” The Funds participating in this program typically receive cash collateral at the time of lending with a value in excess of that of the loaned securities, and collateral is increased or decreased, respectively, as the value of the loaned securities increases or decreases. The cash collateral is invested for the account and risk of the participating funds in the cash collateral funds, which are managed by State Street Bank or its affiliates. For purposes of normal daily transaction activity, these cash collateral funds, as permitted under their governing agreements, value their investments on the basis of amortized cost, rather than current market values, to the extent that an investment is not in default or considered to be impaired. State Street Bank has informed the Collective Trust that none of the securities in the cash collateral funds was in default or considered to be impaired at September 30, 2009 and therefore purchases and redemptions of units in the cash collateral funds continue to be transacted at a value equivalent to $1.00 per unit (100% of principal invested), even though, on a market basis at September 30, 2009, the cash collateral funds had net asset values ranging from $.975 to $.977 per unit. These net asset values compare to values ranging from $.940 to $.957 per unit at June 30, 2009 and $.908 to $.935 per unit at December 31, 2008.

For financial reporting purposes under GAAP, each of these Funds has valued its direct and indirect investments in the cash collateral funds at their market values, and has recognized either unrealized gains or unrealized losses in the financial statements for the quarter and nine month period ended September 30, 2009. Gains positively impacted, and losses negatively impacted, reported performance of each relevant Fund to the extent stated in its respective discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarter and Nine Month Period Ended September 30, 2009. The unrealized gains were the result of partial reversals of unrealized losses recognized in previous periods. These unrealized losses, net of any previously unrealized gains partially reversing these losses, could further reverse, in whole or in part, over time to the extent that principal is eventually recovered on maturities or higher prices are realized upon sale of the underlying securities, although, as with any investment, such events are not assured of occurring, and future losses could be experienced for financial reporting purposes if the net asset values per unit of the cash collateral funds on a market basis decrease from their September 30, 2009 levels. However, these Funds have continued to value their investments in the cash collateral funds for purposes of Participant transactions at amortized-cost based value used by the cash collateral funds for daily transactions. Accordingly, actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses.

For information on the effect of the unrealized gains or losses described above on the performance for financial reporting purposes of a particular Fund, see the discussion related to performance of such Fund above for the quarter and nine month period ended September 30, 2009.

Effect of Transition on Performance of Certain Funds

The returns of the Large Cap Equity Fund and Small-Mid Cap Equity Fund in the period from commencement of operations on July 2, 2009 to September 30, 2009 and the returns of the International All Cap Equity Fund for the quarter ended September 30, 2009 were negatively affected by (1) $492,000 in costs incurred during the quarter ended September 30, 2009 related to (i) terminating the Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund and Small-Cap Equity Fund, (ii) establishing the Large Cap Equity Fund and Small-Mid Cap Equity Fund and (iii) restructuring the International All Cap Equity Fund, which costs were allocated among the Large Cap Equity Fund, Small-Mid Cap Equity Fund and International All Cap Equity Fund in proportion to the assets of those Funds and (2) the adverse impact on the prices of securities caused by the large number of securities sold by the terminated Funds and bought by the newly-established Funds on the day of the transition.

Quarter and Nine Month Period Ended September 30, 2008

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

Large-Cap Growth Equity Fund

The Large-Cap Growth Equity Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations greater than $1 billion at the time of purchase that are believed to have strong earnings growth potential. The Large-Cap Growth Equity Fund seeks to achieve long-term growth of capital through increases in the value of the securities it holds and to realize income principally from dividends on such securities. A portion of the Large-Cap Growth Equity Fund (approximately 33 1/ 3%) is invested to replicate the Russell 1000 Growth Index, which is comprised of those Russell 1000 securities with a greater than average growth orientation. The remainder of the Large-Cap Growth Equity Fund is actively managed in two portions of approximately 33 1/3% each of the assets of the Fund, subject to differences in relative performance. The Large-Cap Growth Equity Fund seeks to achieve, over an extended period of time, total returns that are comparable to or superior to those attained by broad measures of the domestic stock market.

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

Item 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of September 30, 2009.

Internal Control Over Financial Reporting: No change in the Collective Trust’s internal control over financial reporting occurred during the Collective Trust’s last fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2009, the Collective Trust issued an aggregate of approximately $695,000,000 in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

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

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

November 16, 2009	By:	/s/ Monet T. Ewing
	Name:	Monet T. Ewing
	Title:	Chief Executive Officer

November 16, 2009	By:	/s/ Robert E. Fullam
	Name:	Robert E. Fullam
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Monet T. Ewing pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert E. Fullam pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Monet T. Ewing pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert E. Fullam pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.