Form 10-K
period 2009-12-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2010-03-23
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Registrant’s telephone number, including area code: (603) 589-4097

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was approximately $3.1 billion.

i

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, those relating to the objectives and strategies of the investment options, constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The American Bar Association Members/State Street Collective Trust (the “Collective Trust”) desires to take advantage of the “safe harbor” provisions of such Act and is including this special note to enable it to do so. Forward-looking statements included in this Report, or subsequently included in other publicly available documents filed with the Securities and Exchange Commission, and other publicly available statements issued or released by the Collective Trust, involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance or achievements of the investment options to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. For a description of these factors, see the descriptions of each of the investment options found in Item 1, “Business.”

PART I

ITEM 1.	Business.

OVERVIEW

The American Bar Association Members/State Street Collective Trust (the “Collective Trust”) was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the ABA Retirement Funds program (the “Program”). As of December 31, 2009, assets contributed under the Program may be invested in five predominantly actively managed collective investment funds (the “Managed Funds”), six collective investment funds, each of which was designed to replicate a specific securities index (the “Index Funds”), the Real Asset Return Fund, which is designed to provide capital appreciation in excess of inflation, five Retirement Date Funds, a group of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement, and three Target Risk Funds, each of which is designed to represent risk and reward characteristics that reflect varying levels of investment risk (collectively, the “Funds”). The Funds and the Self-Managed Brokerage Account are investment options under the Program, which is sponsored by ABA Retirement Funds.

On July 2, 2009, availability of the Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund and Small-Cap Equity Fund was terminated. See “Terminated Funds.” In addition, on July 2, 2009, the Collective Trust ceased offering Units in the Balanced Fund, although assets under the Program invested in the Balanced Fund will remain so invested until they are transferred to another investment option. See “Balanced Fund.”

The Collective Trust may offer and sell an unlimited number of units of beneficial interest (“Units”), representing interests in the separate collective investment fund portfolios of the Collective Trust, each Unit to be offered and sold at the per Unit net asset value of the corresponding fund portfolio.

State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”), a New Hampshire chartered non-depository trust company and a wholly-owned subsidiary of State Street Bank and Trust Company (“State Street Bank”), serves as trustee of the Collective Trust. State Street Bank is a trust company established under the laws of The Commonwealth of Massachusetts and is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a bank holding company registered with the Federal Reserve Board pursuant to the Federal Bank Holding Company Act of 1956, as amended. State Street Bank assumed responsibility for administering and providing the investment options for the Program on January 1, 1992. State Street Bank served as trustee of the Collective Trust prior to December 1, 2004. For additional information regarding the relationship between State Street and State Street Bank, see “State Street and State Street Bank.”

Since May 1, 2009, ING Life Insurance and Annuity Company, a Connecticut corporation (“ING Life”), acting through its affiliates, including ING Institutional Plan Services, LLC, a Delaware limited liability company (“ING Services”), has provided recordkeeping, communication, marketing and administration services to the Program. See “ING Life and ING Services.” Prior to May 1, 2009, State Street Bank was responsible for the recordkeeping and administrative services required by the Program.

Since May 1, 2009, The Northern Trust Company (“Northern Trust”), acting through its wholly-owned subsidiary, Northern Trust Global Advisors, Inc., as investment fiduciary appointed by ABA Retirement Funds, has made recommendations to State Street regarding certain Funds and the engagement and termination of Investment Advisors with respect to those Funds. See “Recent and Expected Changes to the Program; Role of Northern Trust.”

For a description of upcoming expected changes relating to the Program, see “Recent and Expected Changes to the Program; Role of Northern Trust.”

THE PROGRAM

The Program is sponsored by ABA Retirement Funds, an Illinois not-for-profit corporation organized by the American Bar Association, which we refer to as the ABA, to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or other affiliated organizations. The Program is a comprehensive retirement program that provides Employers with tax-qualified employee retirement plans, a variety of investment options and related recordkeeping and administrative services. The law practices, bar associations and other organizations which are eligible to adopt the Program are referred to in this Report as “Eligible Employers,” and those which adopt the Program are referred to as “Employers.” The term “Participants” means self-employed individuals and employees (together with their beneficiaries where applicable) of Employers which have adopted the Program for their practices. As of December 31, 2009, there were approximately 3,900 plans participating in the Program through which approximately 40,000 Participants participated in the Program.

As trustee of the Collective Trust, State Street is responsible for the operation and management of the Funds under the Collective Trust. For a more complete description of the relationship between State Street and State Street Bank and Northern Trust in the structuring of the investment options available under the Program, see “State Street and State Street Bank” and “Recent and Expected Changes to the Program; Role of Northern Trust” respectively. For a description of expected changes to the arrangements with State Street and State Street Bank, see “Recent and Expected Changes to the Program; Role of Northern Trust.”

ING Life, through its affiliates, including ING Services, provides recordkeeping, communication, marketing and administration services to the Program. State Street Bank is the sole trustee of each of the ABA Members Trusts. See “ING Life and ING Services” and “State Street and State Street Bank.”

DESCRIPTION OF INVESTMENT OPTIONS

As of December 31, 2009, the Collective Trust offered five Managed Funds, six Index Funds, the Real Asset Return Fund, five Retirement Date Funds and three Target Risk Funds. The Managed Funds, the Index Funds, the Real Asset Return Fund, the Retirement Date Funds and the Target Risk Funds, together with the Self-Managed Brokerage Account, are investment options under the Program.

All proceeds received by the Collective Trust relating to the contribution, transfer or allocation of assets to a Fund are applied to the purchase of Units of such Fund. Assets invested through the ABA Members Plans are held under the American Bar Association Members Retirement Trust (the “Retirement Trust”), and assets invested through individually designed plans are held under the American Bar Association Members Pooled Trust for Retirement Plans (the “Pooled Trust”). State Street Bank is the sole trustee of each of the Retirement Trust and Pooled Trust (collectively the “ABA Members Trusts”).

The Stable Asset Return Fund invests primarily in high quality fixed-income instruments and investment contracts. The Bond Core Plus Fund invests in debt securities of varying maturities. The Large Cap Equity Fund invests primarily in equity securities of large capitalization companies. The Small-Mid Cap Equity Fund invests primarily in equity securities of small and medium capitalization companies. The International All Cap Equity Fund invests primarily in equity securities of issuers domiciled outside the U.S. Assets contributed or held under the Program may also be invested in six Index Funds, each of which is designed to replicate a specific securities index. Assets contributed or held under the Program may also be invested in the Real Asset Return Fund, which invests in a diversified portfolio of primarily Treasury Inflation Protected Securities, commodity futures and real estate investment trusts. Assets contributed or held under the Program may also be invested in the Retirement Date Funds, which are a group of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. In addition, assets contributed or held under the Program may be invested in the Target Risk Funds, each of which is designed to represent risk and reward characteristics that reflect varying levels of investment risk. Finally, assets contributed under the Program may be invested in publicly traded debt and equity securities and shares of numerous mutual funds through Self-Managed Brokerage Accounts. Assets invested in the Stable Asset Return Fund, the Large Cap Equity Fund, the Small-Mid Cap Equity Fund, the International All Cap Equity Fund, the Index Funds, the Real Asset Return Fund, the Retirement Date Funds and the Target Risk Funds are also invested in whole or in part into collective investment funds maintained and managed by State Street Bank in compliance with the investment objectives and restrictions of such Funds.

Under the Collective Trust’s Declaration of Trust, interests in the respective Funds are represented by Units, each of which represents an undivided pro rata share of the net assets of a Fund. Further, the Collective Trust’s Declaration of Trust provides that each Fund constitutes a separate trust, and the assets of each trust shall be separately held, managed, administered, valued, invested, reinvested, distributed and accounted for and otherwise dealt with as a separate trust. Thus, an investment in any one Fund does not give rise to an interest in any other Fund or an interest in the Collective Trust as a whole. The Declaration of Trust also provides that any creditor of, or other person having any claim of any type against, a Fund may look only to the assets of such Fund for payment of obligations of such Fund, and that every contract, instrument, certificate or undertaking of or on behalf of any Fund shall be conclusively deemed to have been executed only by or for such Fund and no Fund shall be answerable for any obligation assumed or liability incurred by any other Fund. However, the enforceability of these provisions has never been tested, and the Collective Trust believes that, under New Hampshire law, the Funds have no separate legal existence and exist only as sub-trusts of the Collective Trust. Furthermore, neither the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), nor the laws of the State of the New Hampshire, under which the Collective Trust is organized, have any specific statutory provision deeming assets of one sub-trust created under a trust to be unavailable to creditors of other sub-trusts so created. In the unlikely event that a particular Fund were not to have sufficient net assets with which to satisfy its obligations, it is possible that a court could determine that the assets of the other Funds could be available to satisfy those obligations.

Although the Funds are similar in some respects to registered open-end management investment companies (commonly referred to as “mutual funds”), the Funds are not required to be and are not registered as investment companies under the Investment Company Act. The Units representing interests in the Funds are held by State Street Bank, as trustee of the ABA Members Trusts. Neither the assets of the ABA Members Trusts nor the investment options are subject to the claims of the creditors of State Street or State Street Bank. The Units are not insured by the Federal Deposit Insurance Corporation, the Federal Reserve Board or any other governmental agency and are not deposits of State Street, State Street Bank or any other bank. The activities of each of State Street and State Street Bank in connection with the operation of the Collective Trust or the ABA Members Trusts, respectively, are subject to the requirements of ERISA. There are no voting rights connected with the ownership of Units. No officer of the Collective Trust or officer or director of State Street owns, beneficially or of record, any Units of beneficial interest in the Collective Trust. As of December 31, 2009, no person or entity vested with investment responsibility for the assets contributed to the Program owned more than 5% of the Units of beneficial interest in the Collective Trust or in any Fund offered thereunder, except that one Participant owned 8.95% of the outstanding Units of the Real Asset Return Fund; one Participant owned 5.61% of the outstanding Units of the Lifetime Income Retirement Date Fund; one Participant owned 5.65% of the outstanding Units of the 2010 Retirement Date Fund; one Participant owned 5.04% of the outstanding Units of the Conservative Risk Fund; one Participant owned 5.66% of the outstanding Units of the Moderate Risk Fund; and two Participants owned 7.21% and 6.07% respectively, of the outstanding Units of the Aggressive Risk Fund.

Units in the Funds are not “redeemable securities” within the meaning of the Investment Company Act because the holder does not have an entitlement to receive approximately the holder’s proportionate share of the Collective Trust’s current net assets or the cash equivalent thereof (or the current net assets or cash equivalent thereof of any Fund) upon presentation of the Units to the Collective Trust. However, each Unit entitles its holder to exercise investment rights that are substantially similar to the rights of holders of “redeemable securities” issued by a mutual fund. Units in each Fund may be liquidated on each Business Day (subject to applicable restrictions under the terms of the Program) for cash equal to the per Unit net asset value of the Fund. In addition, transfers may be made among the Funds based on the relevant per Unit net asset values.

References in this Report to “Business Day” mean any day that the New York Stock Exchange is open for trading.

For purposes of the following descriptions of the Funds, and the description of the Balanced Fund, investments by a Fund directly or indirectly in collective investment funds maintained by State Street Bank, and investments by the Balanced Fund made in the Bond Core Plus Fund and the Large Cap Equity Fund, are generally treated as investments in the underlying securities held by those funds.

MANAGED FUNDS

Assets contributed or held under the Program are eligible for investment in the following five Managed Funds, each of which is a predominantly actively managed collective investment fund designed to achieve a specific investment objective. Each of the Stable Asset Return Fund, the Bond Core Plus Fund and the International All Cap Equity Fund was established in September 1995, although prior to July 2, 2009, the Bond Core Plus Fund was named the Intermediate Bond Fund and the International All Cap Equity Fund was named the International Equity Fund. The Collective Trust established the other two Managed Funds—the Large Cap Equity Fund and the Small-Mid Cap Equity Fund—as investment options effective as of on or about July 2, 2009.

STABLE ASSET RETURN FUND

Investment Objective. The investment objective of the Stable Asset Return Fund is to provide current income consistent with the preservation of principal and liquidity. There can be no assurance that the Stable Asset Return Fund will achieve its investment objective.

Strategy. The Stable Asset Return Fund does not make any direct investments, but invests all of its assets indirectly through the Stable Asset Fund Trust, which we refer to as SAFT, a collective investment fund maintained by State Street Bank. SAFT in turn invests in investment contracts, which we refer to as Traditional Investment Contracts, so-called “Synthetic GICs” with associated underlying assets, and high-quality fixed-income instruments, including by investing a portion of its assets in the SSgA Short Term Investment Fund, which we refer to as the Short-Term Fund or STIF, a collective investment fund maintained by State Street Bank. The Stable Asset Return Fund is the only investor in SAFT, while retirement plans other than those adopted under the Program also invest in the Short-Term Fund.

The Short-Term Fund invests in high-quality short-term instruments, which we refer to as Short-Term Investment Products, including obligations of the United States government and its agencies and instrumentalities, which we refer to as U.S. Government Obligations, and notes, bonds and similar debt instruments of corporations, commercial paper, certificates of deposit and time deposits, bankers’ acceptances, supranational and sovereign debt obligations (including obligations of foreign government sub-divisions), asset-backed securities, master notes, promissory notes, funding agreements, variable and indexed interest notes and repurchase agreements. SAFT may invest in Short-Term Investment Products so long as the average weighted days to maturity of all such investments does not exceed 120 days.

As discussed above, SAFT invests in Traditional Investment Contracts issued by insurance companies, banks and financial institutions. Traditional Investment Contracts are investment contracts pursuant to which the issuer agrees to pay stated interest over its term and repay principal at the end of its term. All such Traditional Investment Contracts are benefit responsive, meaning they are responsive to qualifying withdrawal, transfer and benefit payment requests, which we refer to as Benefit Responsive Withdrawals, at book value and will satisfy any other conditions as may be required so that each such contract can be accounted for and valued at book value under GAAP. SAFT also invests in Synthetic GICs issued by banks, insurance companies or other financial institutions. A Synthetic GIC is an arrangement comprised of (i) an investment in one or more underlying securities or collective investment funds and (ii) a separate contract, which we refer to as a Benefit Responsive Contract, issued for a fee, typically asset-based, by a bank, insurance company or other financial institution that allows the Fund to account for the assets of SAFT subject to such Benefit Responsive Contracts at book value and permits such assets to be credited with interest at a crediting rate agreed to with the issuer of the Benefit Responsive Contract (which rate is adjusted periodically, but not below zero, to reflect the performance of the underlying securities of the Synthetic GIC) for purposes of permitting the contract to be benefit responsive. The underlying securities of Synthetic GIC arrangements generally consist of high quality, fixed-income debt instruments held directly or indirectly through collective investment funds.

Benefit Responsive Contracts generally specify that a “cash buffer” be maintained to fund participant withdrawal, transfer and benefit payment requests prior to liquidating any less liquid and/or longer dated fixed-income investments that might need to be sold at other than their contract values in order to satisfy Benefit Responsive Withdrawals. As a general rule, the Short-Term Fund provides the necessary “cash buffer” for SAFT, although SAFT may also invest cash in other State Street Bank short-term investment funds and directly into high quality short-term debt instruments. The Benefit Responsive Contracts do not guarantee the performance of the underlying securities or collective investment funds in which SAFT invests and do not protect against issuer defaults with respect to securities held by SAFT directly or indirectly through collective investment funds. Instead, the Benefit Responsive Contracts are designed to reimburse SAFT, to the extent necessary and subject to various limitations and conditions, if SAFT has insufficient assets to pay qualifying Benefit Responsive Withdrawals from the Stable Asset Return Fund, such as might result from losses on the sale of securities that are not offset, over time, by a reduced crediting rate or by gains on the sale of other securities. Traditional Investment Contracts also include comparable benefit responsive provisions. As a general matter, certain withdrawal, transfer and benefit payment requests, including withdrawals that are directly invested in “competing funds” by the withdrawing participant, as such term is defined in the Benefit

Responsive Contract or Traditional Investment Contract, are not protected under the Benefit Responsive Contract applicable to a Synthetic GIC arrangement or under the terms of a Traditional Investment Contract. The Collective Trust does not offer such competing funds.

The average weighted maturity of investments of the Stable Asset Return Fund cannot exceed 2.25 years. As of December 31, 2009, the Stable Asset Return Fund’s assets as invested through SAFT were approximately 34% invested in Short-Term Investment Products, 4% invested in Traditional Investment Contracts and 62% invested in fixed-income securities held directly or indirectly through collective investment funds as part of Synthetic GIC arrangements. The 36% invested in Short-Term Investment Products at December 31, 2009 represents a significant increase from the 22% invested in Short-Term Investment Products at December 31, 2008. This increase resulted in large part from (i) the repayment of most of the Traditional Investment Contracts by the issuers of such contracts and (ii) the freeze imposed by the existing Benefit Responsive Providers on the maximum level of wrap coverage under the Benefit Responsive Contracts as discussed below (which freeze precluded the investment of additional cash into investments subject to the Benefit Responsive Contracts). This increase in Short-Term Investment Products can be expected to reduce the income earned by the Stable Asset Return Fund and the overall crediting rate of the Stable Asset Return Fund.

As of December 31, 2009, the duration of the Stable Asset Return Fund as derived from its investment in SAFT was 1.88 years, which is up from 1.66 years as of December 31, 2008. The portfolio in which the Stable Asset Return Fund invests is structured to provide cash flow to assist liquidity management and to mitigate interest rate volatility while seeking to maximize rate of return, subject to the overall objective of the preservation of principal. The overall objective for the preservation of principal is likely to result in lower current returns being experienced by the Stable Asset Return Fund than other fixed-income investment funds that assume greater investment and credit risk and that hold fixed-income investments with a relatively longer average weighted maturity and duration. It is also likely to result in the Stable Asset Return Fund receiving a lower crediting rate under the Benefit Responsive Contracts than other stable value funds that have longer weighted average maturity and duration or assume greater credit and investment risk.

Investment Guidelines and Restrictions. U.S. Government Obligations. The Fund may invest in a variety of U.S. Government Obligations, including bills and notes issued by the U.S. Department of the Treasury and securities issued by agencies of the U.S. government, such as the Farmers Home Administration, the Export-Import Bank of the United States, the Small Business Administration, the Government National Mortgage Association, the General Services Administration and the Maritime Administration.

Repurchase Agreements. The Stable Asset Return Fund may enter into repurchase agreements with a variety of banks and broker-dealers. In a repurchase agreement transaction, the Fund acquires securities (usually U.S. Government Obligations) for cash and obtains a simultaneous commitment from the seller to repurchase the securities at an agreed upon price and date. The resale price is in excess of the acquisition price and reflects an agreed upon market rate of interest unrelated to the stated rate of interest on the purchased security. The difference between the sale and the repurchase price is, in effect, interest for the period of the agreement. In such transactions, the securities purchased by the Stable Asset Return Fund will, at the time of purchase, have a total value at least equal to the amount of the repurchase price and will be held by State Street Bank until repurchased.

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

Asset-Backed Securities. The Stable Asset Return Fund is permitted to invest in asset-backed securities (including collateralized mortgage obligations, which we refer to as CMOs, and other derivative mortgage-backed securities), subject to the rating and quality requirements specified for the Fund. Asset-backed securities are issued by trusts and special purpose entities that securitize various types of assets, such as automobile and credit card receivables.

Credit Quality. Except with respect to U.S. Government Obligations, the Stable Asset Return Fund may invest in a Short-Term Investment Product only if at the time of purchase, the instrument is (i) rated in one of the two highest rating categories applicable to corporate bonds (including the subcategories such as AA+ and AA- within such rating categories) by at least two nationally recognized statistical rating organizations, at least one of which must be Standard & Poor’s Corp., which we refer to as S&P, or Moody’s Investors Service, Inc., which we refer to as Moody’s, (ii) rated in the highest rating category applicable to commercial paper by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s, or (iii) if unrated, issued or guaranteed by an issuer that has other comparable outstanding instruments that are so rated or is itself rated in one of the two highest rating categories (including the subcategories such as AA+ and AA- within such rating categories) by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s. For purposes of this restriction, an investment in a repurchase agreement will be considered to be an investment in the securities that are the subject of the repurchase agreement.

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

For temporary defensive purposes or by reason of the unavailability of sufficient Benefit Responsive Providers, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors.”

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

Benefit Responsive Contracts. In order for the Stable Asset Return Fund, as currently configured, to use book value accounting and not utilize fair market valuations of its assets, it must be able to secure sufficient Benefit Responsive Contracts from insurance companies, banks or other financial institutions, which we refer to as Benefit Responsive Providers, in connection with Synthetic GIC arrangements. Under the terms of the Benefit Responsive Contracts, a material deterioration in the credit quality of securities underlying a Synthetic GIC arrangement and/or a specified credit downgrade of such securities may result in such securities no longer being covered by the Benefit Responsive Contracts, and thus require that such securities be reported at market value rather than book value. In addition, certain of the traditional Benefit Responsive Providers recently have stopped issuing, or expressed an intention to stop issuing, Benefit Responsive Contracts. If there are insufficient Benefit Responsive Providers or the cost of obtaining Benefit Responsive Contracts increases sufficiently, then the Stable Asset Return Fund may, among other actions, limit additional contributions to the Fund, reduce the size of the Fund or liquidate the Fund, change the mix of investments undertaken by the Fund, such as by increasing the percentage of Traditional Investment Contracts, convert the Fund to a fixed-income fund that fluctuates in value without any benefit responsive protection on withdrawals, or restructure the Fund as a short-term investment fund similar to a Rule 2a-7 short-term investment fund registered under the Investment Company Act of 1940 that utilizes amortized cost pricing (although any such restructured money market fund would not be subject to the provisions of the Investment Company Act of 1940).

Effective February 9, 2009, Bank of America, N.A., which we refer to as Bank of America, one of the four Benefit Responsive Providers to SAFT, excluded from coverage within the Synthetic GIC arrangement any net increases in the amount subject to the Synthetic GIC arrangement (other than increases in the value of underlying securities and any interest earned thereon). This action by Bank of America has resulted in the other current Benefit Responsive Providers not covering their respective shares (25% each) of any such net increases.

UBS AG, one of the other Benefit Responsive Providers, had previously agreed with State Street Bank that UBS AG would not terminate its Benefit Responsive Contract with SAFT until on or after October 26, 2009, but UBS AG has nevertheless advised State Street Bank that UBS AG would be exiting the business of issuing Benefit Responsive Contracts to stable value funds. State Street Bank has been engaging in discussions with UBS AG over the last 18 months to postpone any termination of the Benefit Responsive Contract and has also been seeking to identify a qualified replacement Benefit Responsive Provider over this period. Because of the withdrawal of several large Benefit Responsive Providers from the Synthetic GIC market and the dearth of qualified financial institutions with the willingness to act as a Benefit Responsive Provider, State Street Bank has not been able to secure a replacement Benefit Responsive Provider for SAFT, notwithstanding the high level of liquidity held by SAFT and a fair market value to book value ratio of the instruments subject to the Benefit Responsive Contracts in excess of 1.00. No assurances can be given that one or more replacement Benefit Responsive Providers can be identified to replace UBS AG or any other Benefit Responsive Provider that could, in the future, elect to terminate its Benefit Responsive Contract.

State Street Bank has advised State Street that UBS AG will terminate its Benefit Responsive Contract with SAFT in the near future, although no such termination has yet occurred. State Street Bank has engaged in negotiations with UBS AG to conclude a supplemental agreement to effect a controlled liquidation of the SAFT investments that relate to such Benefit Responsive Contract over a period not to exceed two years upon terms that are beneficial to SAFT, in lieu of such termination. Upon receipt of a notice of termination from UBS AG, which is not otherwise withdrawn, SAFT intends to exercise its rights under the existing Benefit Responsive Contract with UBS AG to provide for an orderly liquidation of the investments related to such Benefit Responsive Contract over an approximate two-year period in accordance with the terms of the existing Benefit Responsive Contract. Throughout any such liquidation process, SAFT will continue to seek a replacement Benefit Responsive Provider, although no assurances can be given that such effort will be successful in light of the dearth of qualified financial institutions willing to act as a Benefit Responsive Provider. If a replacement Benefit Responsive Provider cannot be secured for SAFT in connection with any termination of a Benefit Responsive Contract, SAFT will ultimately be required to sell the investments allocable to such terminated Benefit Responsive Contract and reinvest net sale proceeds in Short-Term Investment Products, resulting in lower income for SAFT and the Stable Asset Return Fund and an overall lower crediting rate for SAFT and the Stable Asset Return Fund in the current interest rate environment.

The Stable Asset Return Fund and SAFT have evaluated various options to address the impact of the loss of one or more Benefit Responsive Providers and have sought to preserve SAFT’s ability to continue to utilize book value accounting for its assets, including the possibility of utilizing a higher percentage of Traditional Investment Contracts to provide the requisite level of benefit responsive protection on withdrawals, increasing the level of the Short-Term Investment Products in relation to the total amount of the Synthetic GIC arrangement, obtaining one or more additional Benefit Responsive Providers to provide additional and/or substitute Benefit Responsive Contracts, and other similar measures to mitigate the impact of the loss of any Benefit Responsive Contracts. On an interim basis, SAFT has increased its allocations to Short-Term Investment Products because of the uncertainty in the market for Benefit Responsive Contracts, and such allocations to Short-Term Investment Products are likely to increase if one or more Benefit Responsive Contracts are terminated, which is likely to be the case for the Benefit Responsive Contract of UBS AG. No assurances can be given that the Stable Asset Return

Fund and SAFT will be successful in implementing any of the potential options described above, including the generally preferred option of obtaining additional or substitute Benefit Responsive Contracts, because of the current uncertainty with respect to Benefit Responsive Providers and the absence of any demonstrated capacity by new and existing Benefit Responsive Providers to issue Benefit Responsive Contracts.

Liquidity. The Stable Asset Return Fund utilizes a tiered liquidity structure to satisfy withdrawal and transfer requests. In the unlikely event that the amount of liquid assets held by the Fund is insufficient to satisfy all withdrawal and transfer requests immediately, the Fund may limit or suspend withdrawals and transfers. For more information on these restrictions, including the priority to be given to withdrawals and transfers in such circumstances, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

Valuation of Assets. The methods used to value assets of the Stable Asset Return Fund described below under “Stable Asset Return Fund—Risk Factors—Valuation of Units” provide certainty in valuation but can result in the overvaluation or undervaluation of a particular instrument or investment contract when compared to its market value, and the longer the maturity of a particular instrument or investment contract, the greater the exposure to the risk of such overvaluation or undervaluation. Also, the yield of the Stable Asset Return Fund will differ from market interest rates, and the yield of the Stable Asset Return Fund will tend to change more slowly than market interest rates. If a holder of Units in the Stable Asset Return Fund were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was less than the value used to compute its Unit value, the holder would be overpaid (based on market price) and the market value of the Units in the Fund held by the remaining holders of Units in the Fund would be diluted. Conversely, if a holder were to receive a distribution from, or make a transfer out of, the Stable Asset Return Fund at a time when the market value of the assets of the Stable Asset Return Fund was more than the value used to compute its Unit value, the holder would be underpaid (based on market price) and the value of interests in the Fund of the remaining holders of Units in the Fund would be increased. Along the same lines, if a purchaser of Units in the Stable Asset Return Fund were to acquire such Units at a time when the market value of the assets of the Stable Asset Return Fund was less than (more than) the value used to compute its Unit value, the purchaser would overpay (underpay) (based on market price) and the market value of the Units in the Fund held by the remaining holders of Units in the Fund would be enhanced (diluted). Such differences will occur to the extent market interest rates differ from the interest rates on the instruments and investment contracts held by the Fund. Also, if the financial condition of an issuer of an investment contract (whether traditional or synthetic) were to seriously deteriorate, the contract might no longer qualify for contract (or book) value accounting. State Street Bank monitors the market value of the investment contracts, investment securities subject to Synthetic GIC arrangements and Short-Term Investment Products held by the Fund. If State Street Bank were to determine that the per Unit net asset value of the Fund has deviated from the net asset value determined by using available market quotations or market equivalents (market value) for investment contracts, investment securities subject to Synthetic GIC arrangements and Short-Term Investment Products to a large enough extent that it might result in a material dilution or other unfair result to holders of Units, State Street Bank might adjust the per Unit net asset value of the Fund or take other action that it deems appropriate to eliminate or reduce, to the extent reasonably practicable, the dilution or other unfair result.

Valuation of Units. Unlike the other Funds, assets of the Stable Asset Return Fund are not valued at fair market value. The values of Short-Term Investment Products held by the Fund are determined according to “Amortized Cost Pricing.” Under Amortized Cost Pricing, when an instrument is acquired by the Fund, it is valued at its cost, and thereafter that value is increased or decreased by amortizing any discount or premium on a constant basis over the instrument’s remaining maturity. Traditional Investment Contracts and Synthetic GICs held by the Fund are benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests) and, hence, under generally accepted accounting principles applicable to Benefit Responsive Contracts, are valued at their contract values (book values). Any fluctuations in the market value of the assets covered by Benefit Responsive Contracts are not taken into account in determining the Fund’s Unit value. The Fund’s Unit value is increased each Business Day by the amount of net income accrued for that day, and such accrued income is reinvested in the Fund. In accordance with accounting rules applicable to the methods used by the Fund to value its assets, no additional assets of defined benefit plans may be contributed or transferred to the Fund. However, any assets of defined benefit plans invested in the Fund prior to January 15, 2006 may remain so invested, including any earnings thereon.

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

Investment Advisor. State Street Bank manages the Stable Asset Return Fund. State Street may, in the future, at its discretion and generally in consultation with Northern Trust, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof. The assets of the Fund are currently invested in units of SAFT, which in turn invests in the assets and collective investment funds described above that are managed by State Street Bank.

BOND CORE PLUS FUND

Investment Objective. The investment objective of the Bond Core Plus Fund, which until July 6, 2009 was named the Intermediate Bond Fund, is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed-income securities. There can be no assurance that the Bond Core Plus Fund will achieve its investment objective.

Strategy. The Bond Core Plus Fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the domestic bond market. The Bond Core Plus Fund invests its assets in fixed-income securities of varying maturities with a portfolio duration generally from three to six years. The level of investments in fixed-income securities will vary, depending upon many factors, including economic conditions, interest rates and other relevant considerations. In selecting securities, economic forecasting, interest rate anticipation, credit and call risk analysis, foreign currency exchange rate forecasting and other security selection techniques will be taken into account.

Duration is a measure of the expected life of a fixed-income security that combines a bond’s yield, coupon interest payments, final maturity and call features into one measure. Traditionally, a debt security’s “term to maturity” has been used as a reference to the sensitivity of the security’s price to changes in interest rates (which is the “interest rate risk” or “volatility” of the security). However, “term to maturity” takes into account only the time until a debt security provides its final payment, without regard to the timing and frequency of the security’s payments prior to maturity. Duration is a measure of the expected life of a fixed-income security based on a present value of all the payments of the security. In general, all other things being equal, the lower the stated or coupon rate of interest of a fixed-income security, the longer the duration of the security; conversely, the higher the stated or coupon rate of interest of a fixed-income security, the shorter the duration of the security.

The portion of the Bond Core Plus Fund’s assets committed to investment in debt securities with particular characteristics (such as maturity, type and coupon rate) will vary based on the outlook for the

United States and foreign economies, the financial markets and other factors. The portfolio holdings will be concentrated in areas of the bond market (based on quality, sector, coupon or maturity) that are believed to be relatively undervalued.

Investment Guidelines and Restrictions. The Bond Core Plus Fund will invest primarily in the following types of securities, which may be issued by domestic or foreign entities and denominated in U.S. dollars or foreign currencies (subject to a 20% limit on foreign securities): U.S. Government Obligations; corporate debt securities; corporate commercial paper; mortgage-backed securities; asset-backed securities; variable and floating rate debt securities; bank certificates of deposit, fixed time deposits and bankers’ acceptances; repurchase agreements; obligations of foreign governments or their subdivisions, agencies and instrumentalities, international agencies or supranational entities; and foreign currency denominated securities. The securities of foreign issuers may be held by the Fund directly or indirectly through American Depositary Receipts or European Depositary Receipts. The Bond Core Plus Fund also invests in convertible securities, preferred stock, common stock acquired through conversions or exchange offers, inflation-indexed bonds issued by both governments and corporations, structured notes, including hybrid or “indexed” securities, catastrophe bonds, and loan participations, delayed funding loans and revolving credit facilities, reverse repurchase agreements, and debt securities issued by states or local governments and their agencies, authorities and other instrumentalities. The Bond Core Plus Fund may hold different percentages of the assets in these various types of securities. The Fund will seek to maintain a minimum average credit quality rating of “AA.” At least 90% of the Fund’s total fixed-income portfolio will consist of bonds rated investment grade by at least one nationally recognized rating agency. No more than 1% of the fixed-income portfolio’s non-investment grade investments will be securities of a single issuer, and all such non-investment grade investments will have a credit quality rating of at least “B” (or be determined by the Investment Advisor to be of comparable quality) at the time of purchase.

For the purpose of realizing income, the Bond Core Plus Fund may enter into repurchase agreements, but may not invest more than 15% of its total assets in repurchase agreements maturing more than seven days after purchase. In a repurchase agreement transaction, the Fund acquires securities (usually U.S. Government Obligations) for cash and obtains a simultaneous commitment from the seller to repurchase the securities at an agreed upon price and date. The resale price is in excess of the acquisition price and reflects an agreed upon market rate of interest unrelated to the coupon rate on the purchased security. The difference between the sale and the repurchase price is, in effect, interest for the period of the agreement. In such transactions, the securities purchased by the Fund will, at the time of purchase, have a total value at least equal to the amount of the repurchase price and will be held by State Street until repurchased. State Street monitors the value of the underlying securities to verify that their value, including accrued interest, always equals or exceeds the repurchase price.

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

The Bond Core Plus Fund will limit its foreign investments to securities of issuers based in developed countries (including newly industrialized countries, such as Taiwan, South Korea and Mexico); provided that the Bond Core Plus Fund may invest up to 10% of its total assets in securities of issuers located in countries with emerging economies, as from time to time identified by the World Bank. Currently, these countries are located primarily in the Asia Pacific Region, Eastern Europe, Central and South America and Africa.

Risk Factors. Interest Rate Risk. The Bond Core Plus Fund, to the extent invested in longer-term fixed-income securities, is subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. Over time, interest rates on debt securities change. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the longer the maturity of a fixed-income security, the higher its yield and greater its price volatility. Conversely, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Fund. A change in the level of interest rates will tend to cause the net asset value per Unit of the Fund to change. If such interest rate changes are sustained over time, the yield of the Fund will fluctuate accordingly.

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

TBA Commitments. The Bond Core Plus Fund may enter into “to be announced” commitments, which we refer to as TBA commitments, to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for the security that is subject of a TBA commitment has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if the Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Bond Core Plus Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Risk Factors.”

Mortgage-Related Securities. Mortgage-related securities include securities that directly or indirectly represent a participation in, or are secured by and payable from, mortgage loans on real property, such as collateralized mortgage obligation residuals or stripped mortgage-backed securities, and may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest-only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on an investor’s yield to maturity from these securities. Early repayment of principal on some mortgage-related securities (arising from prepayments of principal due to the sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred) may expose the Bond Core Plus Fund to a lower rate of return upon reinvestment of principal. Moreover, the Fund is dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest, and other materials prepared by others. There may be limitations on the quality of such information, data, publications, research and ratings, and the Fund’s Investment Advisor generally does not independently verify any of the same. For instance, certain asset-backed securities such as sub-prime CMOs and securities backed by bond insurance that initially received relatively high credit ratings were, in connection with the credit markets turbulence that began in 2007, subsequently significantly downgraded as the investment community came to realize that there were previously unanticipated risks associated with such securities. There is a risk of loss associated with securities even if initially considered by the investment community as of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that often are highly complex.

Short-Term Debt Instruments. The risk factors with respect to investing in various short-term instruments are similar to those applicable to short-term investments held by the Stable Asset Return Fund. See “Stable Asset Return Fund—Risk Factors.”

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

Risks of Securities Lending Undertaken by the Bond Core Plus Fund. The Bond Core Plus Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Risks of Investment in Derivative Instruments, Including Swaps Agreements. The Bond Core Plus Fund is subject to the risks associated with use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.” A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows (and sometimes principal amounts) measured by different interest rates, exchange rates, indices or prices, with payments generally calculated by reference to a principal, which we refer to as notional, amount or quantity. Swap contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. Because swap agreements are two-party contracts and may have terms of greater than seven days, such agreements may be considered to be illiquid. Moreover, an investor bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. The swaps market is a relatively new market and is largely unregulated by the United States or any foreign governmental authority, and it is possible that developments in the swaps market, including potential government regulation, could adversely affect the Fund’s ability to terminate existing swap agreements or to realize amounts to be received under these agreements.

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Bond Core Plus Fund increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 1,422% for the twelve months ended December 31, 2009 and 806% for the twelve months ended December 31, 2008. The Fund’s portfolio turnover includes trades such as TBA rolls and buys/sells of commercial paper. The Fund believes that it is important to have the ability to seek higher returns using a diverse array of strategies and instruments, particularly in the highly sophisticated global market. Some of these strategies and instruments, particularly mortgages and derivatives, by their very nature necessitate a relatively high number of trades and trade entries.

Performance Information. The Bond Core Plus Fund’s total return is based on the overall dollar or percentage change in value of a hypothetical investment in the Fund. The total return produced by the Fund will consist of interest and dividends from underlying securities, as well as capital changes reflected in unrealized increases or decreases in value of portfolio securities or realized from the purchase and sale of securities and futures and options. The Fund’s yield is calculated by dividing its net investment income per Unit earned during the specified period by its net asset value per Unit on the last day of such period and annualizing the result.

Investment Advisor. State Street has retained Pacific Investment Management Company LLC, which we refer to as PIMCO, to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Bond Core Plus Fund. State Street may, in the future, at its discretion and generally in consultation with Northern Trust, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

PIMCO is an investment management company founded in 1971. PIMCO is registered as an investment advisor with the Securities and Exchange Commission and as a commodity trading advisor with the Commodity Futures Trading Commission. Its principal place of business is 840 Newport Center Drive, Suite 100, Newport Beach, California 92660. PIMCO, a Delaware limited liability company, is a majority-owned subsidiary of Allianz Global Investors L.P., which we refer to as AllianzGI LP. Allianz AG, which we refer to as Allianz, is the indirect majority owner of AllianzGI LP. Allianz is a European-based, multinational insurance and financial services holding company. Pacific Life Insurance Company holds an indirect minority interest in AllianzGI LP. PIMCO had approximately $1.0 trillion in assets under management as of December 31, 2009.

LARGE CAP EQUITY FUND

Investment Objective. The investment objective of the Large Cap Equity Fund is to achieve long-term growth of capital. Any income received is incidental to this objective. There can be no assurance that the Large Cap Equity Fund will achieve its investment objective.

Strategy. The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion. The Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of State Street, subject to consultation with Northern Trust. Each Investment Advisor acts independently from the others and uses its own distinct investment style in selecting securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of State Street.

When determining the allocations and reallocations to the Investment Advisors, State Street in consultation with Northern Trust will consider a variety of factors, including but not limited to the Investment Advisor’s style, historical performance and characteristics of allocated assets (including capitalization, growth and profitability measures, valuation metrics, economic sector exposures, and earnings and volatility statistics).

A portion of the Large Cap Equity Fund (approximately 15% as of December 31, 2009) is invested to replicate the Russell 1000 Index, which is comprised of the approximately 1,000 largest companies in the Russell 3000 Index. The remainder of the Fund is actively managed. The actively managed portfolio of the Large Cap Equity Fund seeks to achieve growth of capital through investing primarily in common stocks of larger capitalization companies believed to be attractively priced relative to their future earnings power. Frank Russell & Company, which maintains the Russell 1000® Index, does not sponsor the Large Cap Equity Fund, and is not affiliated in any way with the Large Cap Equity Fund or with State Street.

Investment Guidelines and Restrictions. Although the assets of the Large Cap Equity Fund are generally invested in common stocks and other equity-type securities, including convertible securities, the Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments. The Fund will not invest more than 20% of its assets in non-equity securities or in companies that do not have large capitalizations, except for temporary defensive purposes.

The Large Cap Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. Many foreign securities are available through dollar-denominated American Depositary Receipts, which we refer to as ADRs, which are issued by domestic banks and represent interests in foreign securities. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly or through ADRs. The Fund may not make an investment if that investment would cause more than 20% of the portion of the Fund’s assets for which a particular Investment Advisor’s advice is obtained to be invested in foreign securities, including ADRs, determined at the time of purchase.

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

Risk Factors. Equity Markets Risk. By investing in the U.S. equity markets, the Large Cap Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Large Cap Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, declines in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

Risks of Foreign Investing. Investments by the Large Cap Equity Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

Risks of Securities Lending Undertaken by the Large Cap Equity Fund. The Large Cap Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Risks of Investment in Derivative Instruments. The Large Cap Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The portfolio turnover rate for the Fund may be higher than the rates for comparable funds with a single portfolio manager. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Thus, one Investment Advisor for the Fund may be selling a security when another Investment Advisor for the Fund is purchasing that same security. Additionally, when the Fund replaces an Investment Advisor, the new Investment Advisor may restructure the investment portfolio, which may increase the Fund’s portfolio turnover rate. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions for the Fund. A high portfolio turnover rate (100% of more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce the Fund’s return. Portfolio turnover of the Fund was 68% for the period from its inception to December 31, 2009. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of shares of SSgA Russell Large Cap® Index Non-Lending Series Fund, the SSgA Russell Large Cap® Index Securities Lending Series Fund and the SSgA 1000® Index Non-Lending Fund, the collective investment funds through which the indexed portion of the Fund invests, rather than the turnover of the underlying portfolios of the collective investment funds. The portfolio turnover for the SSgA Russell Large Cap® Index Non-Lending Series Fund and the SSgA Russell Large Cap® Index Securities Lending Series Fund each was 51% for their fiscal years ended December 31, 2009. The portfolio turnover for the SSgA 1000® Index Non-Lending Fund was 54% for the twelve months ended December 31, 2009 and 25% for the twelve months ended December 31, 2008.

Investment Advisors. The Fund utilizes a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of State Street, subject to consultation with Northern Trust. Each Investment Advisor acts independently from the others and uses its own distinct style in selecting securities. Each Investment Advisor has investment discretion and makes all determinations with respect to the investment of assets of the Fund allocated to it, subject to the Fund’s objectives, guidelines and restrictions and the general supervision of State Street.

State Street, subject to consultation with Northern Trust, determines the percentage of the assets of the Fund to be allocated to each Investment Advisor. Income and gains attributable to the assets allocated to each Investment Advisor remain allocated to that portion unless and until reallocated by State Street, and any differences in relative investment performance of the Investment Advisors of the Fund can change the percentage of total assets of the Fund comprising each portion. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Large Cap Equity Fund between the Investment Advisors of the Fund in a manner intended to achieve the targeted allocations of the Fund’s assets.

State Street Bank manages the indexed portion of the Fund’s assets through the Fund’s investment in the SSgA Russell Large Cap® Index Securities Lending Series Fund (which engages in securities lending) and the SSgA Russell Large Cap® Index Non-Lending Series Fund (which does not engage in securities lending), each a collective investment fund maintained by State Street Bank and having the same investment objective, as well as the SSgA Russell 1000® Index Non-Lending Fund. Over time, the portion of the Large Cap Equity Fund invested in Russell Large Cap® Index Securities Lending Series Fund is being transitioned to the SSgA Russell Large Cap® Index Non-Lending Series Fund. Additionally, over time, some assets from the indexed portion may be reallocated to the actively managed portion of the Large Cap Equity Fund, subject to any limitations on the withdrawal from the indexed portion that may be in effect from time to time. State Street may, in the future at its discretion and subject to consultation with ABA Retirement Funds, employ an investment advisor to provide investment advice with respect to the indexed portion of the Fund’s assets. State Street determines the percentage of the assets of the Fund to be allocated to the actively managed and indexed portions of the Fund. Northern Trust has not made, and does not have authority to make, recommendations regarding management of the indexed portion of the Fund.

Since July 6, 2009, State Street has retained Jennison Associates LLC and C.S. McKee, L.P. to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Large Cap Equity Fund. Effective on or about January 19, 2010, the line-up of Investment Advisors to State Street with respect to the Large Cap Equity Fund was modified by the addition of two new Investment Advisors, Delaware Investment Advisers and Columbus Circle Investors. As of January 19, 2010, approximately 22%, 19%, 16%, 24% and 19% of the assets of the Large Cap Equity Fund were allocated to, respectively, Delaware Investment Advisers, Columbus Circle Investors, Jennison Associates LLC, C.S. McKee, L.P. and the indexed portion of the Fund.

Delaware Investment Advisers, which we refer to as Delaware Investments. Delaware Investments is located at 2005 Market Street, Philadelphia, Pennsylvania 19103 and was founded in 1929. Delaware Investments is a series of Delaware Management Business Trust, which is an indirect subsidiary of Macquarie Group Limited, an Australian bank holding company. Other entities in the corporate chain of control of which Delaware Investments is a direct or indirect subsidiary include Delaware Management Company, Inc., Delaware Investments U.S., Inc., DMH Corp., Delaware Management Holdings, Inc. and Macquarie Bank Limited. As of December 31, 2009, Delaware Investments had assets under management of approximately $131.5 billion.

Columbus Circle Investors, which we refer to as CCI. CCI is located at One Station Place, Stamford, Connecticut 06902 and was founded in 1975. In January 2005, Principal Global Investors acquired a 70% interest in CCI; the remainder of CCI is owned by employees of the firm. As of December 31, 2009, CCI had assets under management of approximately $15.6 billion.

Jennison Associates LLC, which we refer to as Jennison. Jennison is located at 466 Lexington Avenue, New York, New York 10017 and was founded in 1969. Jennison is an indirect wholly-owned subsidiary of Prudential Financial, Inc., a full-scale global financial services organization located at 751 Broad Street, Newark, New Jersey 07012. As of December 31, 2009, Jennison has approximately $93.3 billion in assets under management.

C.S. McKee, L.P., which we refer to as C.S. McKee. C.S. McKee is located at One Gateway Center, Pittsburgh, Pennsylvania 15222. Founded in 1931, C.S. McKee is an employee-owned institutional investment advisor. In 1987, C.S. McKee became a wholly-owned subsidiary of United Asset Management Corporation, which was purchased by London-based Old Mutual PLC in 2000. In 2001, the firm was repurchased by its employees. As of December 31, 2009, C.S. McKee had approximately $9.2 billion in assets under management.

SMALL-MID CAP EQUITY FUND

Investment Objective. The investment objective of the Small-Mid Cap Equity Fund is to achieve long-term growth of capital. Any income received is incidental to this objective. There can be no assurance that the Small-Mid Cap Equity Fund will achieve its investment objective.

Strategy. The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion. The Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of State Street, subject to consultation with Northern Trust. Each Investment Advisor acts independently from the others and uses its own distinct investment style in selecting securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of State Street.

When determining the allocations and reallocations to the Investment Advisors, State Street in consultation with Northern Trust will consider a variety of factors, including but not limited to the Investment Advisor’s style, historical performance and characteristics of allocated assets (including capitalization, growth and profitability measures, valuation metrics, economic sector exposures, and earnings and volatility statistics).

A portion of the Small-Mid Cap Equity Fund (approximately 2% as of December 31, 2009) is invested to replicate the Russell 2000 Index, which is comprised of the approximately 2,000 smallest companies in the Russell 3000 Index. The remainder of the Fund is actively managed. The actively managed portfolio of the Small-Mid Cap Equity Fund seeks to achieve growth of capital through investing primarily in common stocks of small to mid capitalization companies believed to be attractively priced relative to their future earnings power. Frank Russell & Company, which maintains the Russell 2000® Index, does not sponsor the Small-Mid Cap Equity Fund, and is not affiliated in any way with the Small-Mid Cap Equity or with State Street.

Investment Guidelines and Restrictions. Although the assets of the Small-Mid Cap Equity Fund generally will be invested in common stocks and other equity-type securities, including convertible securities, the Fund may invest in non-equity securities, including investment grade bonds and debentures and high quality short-term instruments. The Fund will not invest more than 20% of its assets (determined at the time of purchase) in non-equity securities or in companies with capitalizations outside the small-mid cap range, except for temporary defensive purposes.

The Small-Mid Cap Equity Fund may invest in securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. For many foreign securities, there are dollar-denominated ADRs, which are issued by domestic banks and represent interests in foreign securities. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Fund may invest in foreign securities directly and through ADRs. The Fund may not make an investment if that investment would cause more than 20% of the portion of the Fund’s assets for which a particular Investment Advisor’s advice is obtained to be invested in foreign securities, including ADRs, determined at the time of purchase.

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

Risk Factors. Equity Markets Risk. By investing in the U.S. equity markets, the Small-Mid Cap Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Small-Mid Cap Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, declines in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

Generally, the Small-Mid Cap Equity Fund poses a greater risk to principal than the other domestic equity Funds. Investors should consider their investments in the Fund as relatively long-term and involving high risk to principal commensurate with potential for substantial gains. There is no certainty regarding which companies and industries will in fact experience capital growth, and such companies and industries may lose their potential for capital growth at any time.

Risk of Investing in Medium-Sized and Smaller Companies. Typically, investments in medium-sized and smaller companies have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sectors. Consistent earnings for such companies may not be as likely as they would be for more established companies. These companies may not have adequate resources to react optimally to change or to exploit opportunities. Smaller companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of smaller companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies that have recently made an initial public offering may be perceived by the market as unproven. The Small-Mid Cap Equity Fund’s focus on appreciation potential will result in an emphasis on securities of companies that may pay little or no dividends and reinvest all or a significant portion of their earnings. The low expected dividend level may also contribute to greater than average volatility.

Risks of Foreign Investing. Investments by the Small-Mid Cap Equity Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

Risks of Securities Lending Undertaken by the Small-Mid Cap Equity Fund. The Small-Mid Cap Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Risks of Investment in Derivative Instruments. The Small-Mid Cap Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Small-Mid Cap Equity Fund’s performance. The portfolio turnover rate for the Fund may be higher than the rates for comparable funds with a single portfolio manager. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Thus, one Investment Advisor for the Fund may be selling a security when another Investment Advisor for the Fund is purchasing that same security. Additionally, when the Fund replaces an Investment Advisor, the new Investment Advisor may restructure the investment portfolio, which may increase the Fund’s portfolio turnover rate. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions for the Fund. A high portfolio turnover rate (100% of more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce the Fund’s return. Portfolio turnover of the Fund was 61% for the period from its inception to December 31, 2009. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of shares of the SSgA Russell Small Cap® Index Securities Lending Series Fund and the SSgA S&P MidCap® Index Non-Lending Series Fund, the collective investment funds through which the indexed portion of the Fund invests, rather than the turnover of the underlying portfolios of the collective investment funds. The portfolio turnover for the SSgA Russell Small Cap® Index Securities Lending Series Fund and the SSgA S&P MidCap® Index Non-Lending Series Fund was 103% and 70%, respectively, for the twelve months ended December 31, 2009 and 15% and 17%, respectively, for the twelve months ended December 31, 2008.

Investment Advisors. The Fund utilizes a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of State Street, subject to consultation with Northern Trust. Each Investment Advisor has investment discretion and makes all determinations with respect to the investment of assets of the Fund allocated to it, subject to the Fund’s objective, guidelines and restrictions and the general supervision of State Street.

State Street, after consultation with Northern Trust, determines the percentage of the assets of the Fund to be allocated to each Investment Advisor. Income and gains attributable to the assets allocated to each Investment Advisor remain allocated to that portion unless and until reallocated by State Street, and any differences in relative investment performance of the Investment Advisors of the Fund can change the percentage of total assets of the Fund comprising each portion. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Small-Mid Cap Equity Fund between the Investment Advisors of the Fund in a manner intended to achieve the targeted allocations of the Fund’s assets.

State Street Bank manages the indexed portion of the Fund’s assets through the Fund’s investment in the SSgA Russell Small Cap® Index Securities Lending Series Fund (which engages in securities lending) and the SSgA S&P MidCap® Index Non-Lending Series Fund (which does not engage in securities lending), each a collective investment fund maintained by State Street Bank. Over time, the portion of the Small-Mid Cap Equity Fund invested in the SSgA Russell Small Cap® Index Securities Lending Series Fund is being transitioned to the SSgA S&P MidCap® Index Non-Lending Series Fund. Additionally, over time, some assets from the indexed portion may be reallocated to the actively managed portion of the Small-Mid Cap Equity Fund, subject to any limitations on the withdrawal from the indexed portion that may be in effect from time to time. State Street may, in the future at its discretion and subject to consultation with ABA Retirement Funds, employ an investment advisor to provide investment advice with respect to the indexed portion of the Fund’s assets. State Street determines the percentage of the assets of the Fund to be allocated to the actively managed and indexed portions of the Fund. Northern Trust has not made, and does not have authority to make, recommendations regarding management of the indexed portion of the Fund.

State Street has retained the following organizations initially to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the actively managed portion of the Small-Mid Cap Equity Fund. As of December 31, 2009, approximately 14%, 10%, 15%, 14%, 10%, 10%, 15%, 10% and 2% of the assets of the Small-Mid Cap Equity Fund were allocated to, respectively, Denver Investment Advisors LLC, Frontier Capital Management Co. LLC, LSV Asset Management, OFI Institutional Asset Management, Inc., Oppenheimer Capital LLC, Riverbridge Partners, Systematic Financial Management, L.P., TCW Investment Management Company and the indexed portion of the Fund.

Denver Investment Advisors LLC (d/b/a Denver Investments), which we refer to as DIA. DIA is located at 1225 17th Street, Denver, Colorado 80202 and was founded in 1958. The firm is 100% employee owned. Ownership in the firm is divided among 27 investment professionals, with no one person owning greater than 10.3%. As of December 31, 2009, DIA had assets under management of approximately $8.0 billion.

Frontier Capital Management Co. LLC, which we refer to as Frontier. Frontier is located at 99 Summer Street, Boston, Massachusetts 02110. Founded in 1980, the firm has managed growth-oriented portfolios since its inception. Frontier largely serves institutional clients, which represent approximately 90% of the firm’s assets under management. The remaining 10% is comprised largely of non-institutional clients, primarily high net-worth individuals. In 2000, Frontier became an affiliate of Affiliated Managers Group, Inc. As of December 31, 2009, Frontier had assets under management of approximately $6.8 billion.

LSV Asset Management, which we refer to as LSV. LSV is located at 155 North Wacker Drive, Suite 4600, Chicago, Illinois 60606 and was founded in 1994. LSV is a Delaware general partnership. The general partnership is 58% collectively owned by the sixteen employee-partners of LSV. SEI Funds, Inc. owns the remaining 42% of the firm. As of December 31, 2009, LSV had assets under management of approximately $56.0 billion. LSV also serves as an Investment Advisor to the International All Cap Equity Fund.

OFI Institutional Asset Management, Inc., which we refer to as OFII. OFII is located at 2 World Financial Center, New York, New York 10281 and was founded in 2001. OFII is a wholly owned subsidiary of OppenheimerFunds, Inc. OppenheimerFunds is wholly owned by Oppenheimer Acquisition Corporation, which is indirectly owned by Massachusetts Mutual Life Insurance Company, a provider of life insurance, money management and asset accumulation services for individuals and institutions. As of December 31, 2009, OFII had assets under management of approximately $7.9 billion.

Oppenheimer Capital LLC, which we refer to as Oppenheimer. Oppenheimer is located at 1345 Avenue of the Americas, New York, New York 10105. Oppenheimer was founded in 1969 as the investment management division of what was then Oppenheimer & Co. Oppenheimer has been wholly-owned and operated as an independently operated investment unit of Allianz Global Investors since 2000. As of December 31, 2009, Oppenheimer had assets under management of approximately $8.5 billion.

Riverbridge Partners, which we refer to as Riverbridge. Riverbridge is located at 801 Nicollet Mall, Suite 600, Minneapolis, Minnesota 55402. Riverbridge was founded in 1987 and is an investment manager for institutions and high net worth individuals. Throughout its history, Riverbridge has remained an employee owned firm. As of December 31, 2009, Riverbridge had assets under management of approximately $1.7 billion.

Systematic Financial Management, L.P., which we refer to as Systematic. Systematic is located at 300 Frank W. Burr Blvd., Glenpointe E. Teaneck, New Jersey 07666 and was founded in 1982. In 1995, a majority stake in the firm was sold to Affiliated Managers Group, Inc., a holding company and publicly traded company. As of December 31, 2009, Systematic had assets under management of approximately $7.7 billion.

TCW Investment Management Company, which we refer to as TCW. TCW is located at 865 South Figueroa Street, Los Angeles, California 90017 and was founded in 1971. In July 2001, TCW became an indirect subsidiary of Société Generale Asset Management, the asset management division of Société Generale, S.A. (“SG”). SG indirectly owns 80% of the equity interest in TCW. The remaining 20% is held by Amundi Group. As of December 31, 2009, TCW had assets under management of approximately $101.0 billion.

INTERNATIONAL ALL CAP EQUITY FUND

Investment Objective. The investment objective of the International All Cap Equity Fund, which prior to on or about July 6, 2009 was named the International Equity Fund, is to provide long-term capital appreciation through a diversified portfolio of primarily non-U.S. equity securities. Any income received is incidental to this objective. There can be no assurance that the International All Cap Equity Fund will achieve its investment objective.

Strategy. The International All Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market. The Fund will invest at least 80% of its assets in equity securities of issuers domiciled outside the United States. The Fund may invest in companies of any size located in a number of countries throughout the world. Investing abroad increases the opportunities available to investors. Common stocks of foreign companies offer a way to seek long-term growth of capital. Many foreign countries may have greater potential for economic growth than the United States. Foreign investments also provide effective diversification for an all-U.S. portfolio, since historically their returns have not moved together with U.S. stocks over long time periods. Investing a portion of a portfolio in foreign stocks may enhance diversification while providing the potential to increase long-term capital appreciation. The International All Cap Equity Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. The Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of State Street, subject to consultation with Northern Trust. Each Investment Advisor acts independently from the others and uses its own distinct investment style in recommending securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of State Street.

When determining the allocations and reallocations to the Investment Advisors, State Street in consultation with Northern Trust will consider a variety of factors, including but not limited to the Investment Advisor’s style, historical performance and the characteristics of each Investment Advisor’s allocated assets (including capitalization, growth and profitability measures, valuation metrics, economic sector exposures, and earnings and volatility statistics).

As of December 31, 2009, the International All Cap Equity Fund was invested in securities of issuers domiciled in approximately 44 countries. Under exceptional economic or market conditions abroad, the International All Cap Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under “Stable Asset Return Fund.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors.”

Investment Guidelines and Restrictions. In seeking to accomplish its objective, the International All Cap Equity Fund will invest primarily in common stocks of non-U.S. domiciled companies and in a variety of other equity-related securities, such as preferred stocks, warrants and convertible securities of such foreign companies, as well as foreign corporate and governmental debt securities (when considered consistent with its investment objective). The securities of non-U.S. companies may be held by the Fund directly or indirectly through ADRs, Global Depositary Receipts or European Depositary Receipts. The International All Cap Equity Fund may invest in fixed income securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the International All Cap Equity Fund’s investment objective will not be met by buying equity securities. Under normal conditions, the International All Cap Equity Fund’s investments in securities other than common stocks and other equity-related securities are limited to no more than 20% of total assets. Within this limitation, the Fund will also maintain a small cash reserve which will be invested in Short-Term Investment Products or a collective investment fund maintained by State Street Bank which is designed to replicate the MSCI ACWI ex-US Index. See “Stable Asset Return Fund.”

The International All Cap Equity Fund will normally conduct its foreign currency exchange transactions, if any, either on a cash basis at the spot rate prevailing in the foreign currency exchange market or through entering into forward contracts to purchase or sell foreign currencies. See “Derivative Instruments.”

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

Some of the countries in which the Fund may invest have histories of instability and upheaval that could cause their governments to act in a detrimental or hostile manner toward private enterprise or foreign investment. Governmental actions such as capital or currency controls, nationalization of an industry or company, expropriation of assets, or imposition of high taxes could have an adverse effect on security prices and impair the International All Cap Equity Fund’s ability to repatriate capital or income. Significant external risks currently affect some emerging countries. Governments in many emerging market countries participate to a significant degree in the countries’ economies and securities markets.

Other Risks of Foreign Investing. Some of the countries in which the Fund may invest lack uniform accounting, auditing and financial reporting standards, have less governmental supervision of financial markets than in the United States, do not honor legal rights enjoyed in the United States and have settlement practices which may subject the International All Cap Equity Fund to risks of loss not customary in U.S. markets. In addition, securities markets in some countries have substantially lower trading volumes than U.S. markets, resulting in less liquidity and more volatility than experienced in the United States.

Pricing. Portfolio securities may be listed on foreign exchanges that are open on days (such as Saturdays or U.S. legal holidays) when the International All Cap Equity Fund does not compute its prices. As a result, the Fund’s net asset value may be significantly affected by trading on days when transactions in Units of the Fund do not occur.

Risks of Securities Lending Undertaken by the International All Cap Equity Fund. The International All Cap Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Investing in International Stocks. Like U.S. stock investments, common stocks of foreign companies offer investors a way to build capital over time. Nevertheless, the long-term rise of foreign stock prices as a group has been punctuated by periodic declines. Share prices of all companies, even the best managed and most profitable, whether U.S. or foreign, are subject to market risk, which means they can fluctuate widely. The volatility of emerging markets may be heightened by actions of a few major investors. For example, substantial increases or decreases in cash flows of mutual funds investing in these markets could significantly affect stock prices and, therefore, the Fund’s Unit price. For this reason, investors in foreign stocks should have a long-term investment horizon and be willing to wait out declining markets. The International All Cap Equity Fund should not be relied upon as a complete investment program or used as a means to speculate on short-term swings in the stock or foreign exchange markets.

The values of foreign fixed-income securities fluctuate in response to changes in U.S. and foreign interest rates. Income received by the International All Cap Equity Fund from sources within foreign countries may also be reduced by withholding and other taxes imposed by those countries, although tax conventions between some countries and the United States may reduce or eliminate these taxes. Any taxes paid by the International All Cap Equity Fund will reduce the net income earned by the Fund. The Fund’s Investment Advisors will consider available yields, net of any required taxes, in selecting foreign dividend paying securities.

In addition, short-term movements in currency exchange rates could adversely impact the availability of funds to pay for redemptions of Units of the International All Cap Equity Fund. For example, if the exchange rate for a currency declines after a security has been sold to provide funds for a redemption from the Fund but before those funds are translated into U.S. dollars, it could be necessary to liquidate additional portfolio securities in order to finance the redemption.

Risks of Investment in Derivative Instruments. The International All Cap Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Restriction on Transfer into Fund. The International All Cap Equity Fund restricts a participant’s ability to make more than one transfer into the Fund within any 45 calendar day period. See “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfer.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the International All Cap Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The portfolio turnover rate for the Fund may be higher than the rates for comparable funds with a single portfolio manager. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Thus, one Investment Advisor for the Fund may be selling a security when another Investment Advisor for the Fund is purchasing that same security. Additionally, when the Fund replaces an Investment Advisor, the new Investment Advisor may restructure the investment portfolio, which may increase the Fund’s portfolio turnover rate. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions for the Fund. A high portfolio turnover rate (100% or more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce the Fund’s return. Portfolio turnover for the Fund was 160% for the twelve months ended December 31, 2009 and 33% for the twelve months ended December 31, 2008. With respect to the indexed portion of the Fund, this turnover reflects purchases and sales by the Fund of shares of the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the collective investment fund through which the indexed portion of the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA Global Equity ex U.S. Index Non-Lending Series Fund was 4% for the approximate six month period from the collective investment fund’s inception date to December 31, 2009.

Investment Advisors. The Fund utilizes a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of State Street subject to consultation with Northern Trust. Each Investment Advisor has investment discretion and makes all determinations with respect to the investment of assets of the Fund allocated to it, subject to the Fund’s objectives, guidelines and restrictions and the general supervision of State Street.

State Street, after consultation with Northern Trust, determines the percentage of the assets of the Fund to be allocated to each Investment Advisor. Income and gains attributable to the assets allocated to each Investment Advisor remain allocated to that portion unless and until reallocated by State Street, and any differences in relative investment performance of the Investment Advisors of the Fund can change the percentage of total assets of the Fund comprising each portion. State Street allocates contributions and transfers to, and withdrawals and transfers from, the International All Cap Equity Fund between the Investment Advisors of the Fund in a manner intended to achieve the targeted allocations of the Fund’s assets.

State Street Bank manages the indexed portion of the Fund’s assets through the Fund’s investment in the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, a collective investment fund maintained by State Street Bank. Over time, some assets from the indexed portion may be reallocated to the actively managed portion of the International All Cap Equity Fund, subject to any limitations on the withdrawal from the indexed portion that may be in effect from time to time. State Street may, in the future at its discretion and subject to consultation with ABA Retirement Funds, employ an investment advisor to provide investment advice with respect to the indexed portion of the Fund’s assets. State Street determines the percentage of the assets of the Fund to be allocated to the actively managed and indexed portions of the Fund. Northern Trust has not made, and does not have authority to make, recommendations regarding management of the indexed portion of the Fund.

Since July 6, 2009, State Street has retained Altrinsic Global Advisors, LLC, Eagle Global Advisors LLC, Martin Currie Inc. and First State Investments International Limited to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the International All Cap Equity Fund. Effective on or about January 19, 2010, the line-up of Investment Advisors to State Street with respect to the International All Cap Equity Fund was modified by the addition of a new Investment Advisor, LSV Asset Management. As of January 19, 2010, approximately 25%, 17%, 17%, 17% and 25% of the assets of the International All Cap Equity Fund were allocated to, respectively, Altrinsic Global Advisors, LLC, Eagle Global Advisors LLC, First State Investments International Limited, Martin Currie Inc. and LSV Asset Management.

Altrinsic Global Advisors, LLC, which we refer to as Altrinsic. Altrinsic is located at 100 First Stamford Place, Stamford, Connecticut 06902. Altrinsic is a 100% employee owned firm that was established in 2000 to focus solely on global and international investment management on behalf of institutional investors around the world. As of December 31, 2009, Altrinsic had assets under management of approximately $9.3 billion.

Eagle Global Advisors LLC, which we refer to as Eagle. Eagle is located at 5847 San Felipe, Houston, Texas 77057. Eagle is an independent, employee owned investment management firm offering global, U.S. equity and international equity investment management services. The firm is 100% employee owned. As of December 31, 2009, Eagle had assets under management of approximately $4.2 billion.

First State Investments International Limited, which we refer to as First State. First State is located at 23 St. Andrew Square, Edinburgh, Scotland. First State is the international asset management division of Commonwealth Bank of Australia. As of December 31, 2009, First State had assets under management of approximately $38.8 billion.

LSV Asset Management, which we refer to as LSV. LSV, located at 155 North Wacker Drive, Suite 4600, Chicago, Illinois 60606, was founded in 1994. LSV is a Delaware general partnership. The general partnership is 58% collectively owned by the sixteen employee-partners of LSV. SEI Funds, Inc. owns the remaining 42% of the firm. As of December 31, 2009, LSV had assets under management of approximately $56.0 billion. LSV also serves as an Investment Advisor to the Small-Mid Cap Equity Fund.

Martin Currie Inc., which we refer to as Martin Currie. Martin Currie is located at 20 Castle Terrace, Edinburgh, Scotland. Martin Currie manages a variety of international equity strategies for clients around the world. The firm is independent and majority employee owned. As of December 31, 2009, Martin Currie had assets under management of approximately $19.1 billion.

Transfer Restrictions. The International All Cap Equity Fund maintains a transfer policy that restricts a Participant’s ability to make more than one transfer into the International All Cap Equity Fund within any 45 calendar day period. There is no restriction on a Participant’s ability to make transfers out of the Fund. State Street has adopted this policy for the International All Cap Equity Fund to prevent disruptions to the Fund that could potentially affect the investment performance of the Fund. For more information regarding this policy, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

INDEX FUNDS

Assets contributed or held under the Program are also eligible for investment in the following six Index Funds, each of which is designed to replicate a specific securities index. The All Cap Index Equity Fund, which prior to July 2, 2009 was named the Index Equity Fund, was established in September 1995. The Collective Trust established the other five Index Funds as investment options in early 2009.

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

Strategy. The Fund invests in U.S. Government Obligations and U.S. dollar-denominated corporate debt securities, mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. The Fund is managed duration-neutral to the Barclays Capital U.S. Aggregate Bond Index. The overall sector and quality weightings of the Fund are matched to those of the benchmark, with individual security selection based upon security availability and State Street Bank’s analysis of the security’s impact on the portfolio’s weightings. The Fund may seek to gain securities exposure by entering into TBA commitments. Barclays Capital and Barclays Bank PLC, which sponsor the Barclays Capital U.S. Aggregate Bond Index, do not sponsor the Bond Index Fund, and are not affiliated in any way with the Bond Index Fund or with State Street.

Investment Guidelines and Restrictions. The Bond Index Fund invests primarily in securities representative of the investment grade bond market in the U.S. However, the Bond Index Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street Bank will not cause the Bond Index Fund to make any investment that is inconsistent with the restrictions applicable to the Bond Index Fund described under “Information with Respect to the Funds—Investment Prohibitions.” The Bond Index Fund concentrates in particular industries to the extent the Barclays Capital U.S. Aggregate Bond Index concentrates in those industries, and the Bond Index Fund may engage in transactions in derivatives, including, but not limited to, CMOs and other derivative instruments to the extent included in the Barclays Capital U.S. Aggregate Bond Index. The Bond Index Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Interest Rate Risk Applicable to Investment in Fixed-Income Securities. The Bond Index Fund, to the extent invested in longer-term fixed-income securities, is subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tends to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Bond Index Fund. A change in the level of interest rates will tend to cause the net asset value per Unit of the Bond Index Fund to change. If such interest rate changes are sustained over time, the yield of the Bond Index Fund will fluctuate accordingly.

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

TBA Commitments. The Bond Index Fund may enter into TBA commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for the security that is the subject of a TBA commitment has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if deemed appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Bond Index Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Risk Factors.”

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors.”

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the Bond Index Fund from the performance of the Barclays Capital U.S. Aggregate Bond Index, known as “tracking error”, can result from various factors, including purchases and redemptions of Units of the Bond Index Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the Bond Index Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Bond Index Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Bond Index Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the Barclays Capital U.S. Aggregate Bond Index or the manner in which the performance of the Barclays Capital U.S. Aggregate Bond Index is calculated.

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

Portfolio turnover of the Bond Index Fund was 158% for the period from the Fund’s inception date, February 3, 2009, to December 31, 2009. This turnover reflects purchases and sales by the Fund of shares of the SSgA U.S. Bond Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA U.S. Bond Index Non-Lending Series Fund was 174% for the twelve months ended December 31, 2009 and 19% for the twelve months ended December 31, 2008.

Investment Advisor. State Street Bank manages the Bond Index Fund. For its services, State Street Bank receives a fee payable from the Bond Index Fund’s assets at an annual rate of .04% of the total assets of the Bond Index Fund. The assets of the Bond Index Fund are invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund, which is a collective investment fund maintained by State Street Bank and which in turn invests its assets indirectly through other collective investment funds maintained by State Street Bank, including the Long U.S. Government Index Non-Lending Fund, the Intermediate U.S. Government Index Non-Lending Fund, the Long-Credit Index Non-Lending Fund, the Intermediate Credit Index Non-Lending Fund, the Mortgage Backed Index Non-Lending Fund, the Asset Backed Index Non-Lending Fund, and the Commercial Mortgage Backed Index Non-Lending Fund. The aggregate exposure of the Passive Bond Market Index Non-Lending Series Fund to medium term notes which are not component securities of the Barclays Capital U.S. Aggregate Bond Index will not exceed 5% of the assets of the Passive Bond Market Index Non-Lending Series Fund. In the future, State Street may employ other investment advisors for the Bond Index Fund, at its discretion and subject to consultation with Northern Trust.

The “Barclays Capital U.S. Aggregate Bond Index” is a trademark of Barclays Capital, a division of Barclays Bank, PLC.

LARGE CAP INDEX EQUITY FUND

Investment Objective. The investment objective of the Large Cap Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500 by investing generally in securities included in such Index. There can be no assurance that the Large Cap Index Equity Fund will achieve its investment objective of replicating the total return of the S&P 500.

Strategy. The Large Cap Index Equity Fund invests in securities of U.S. companies included in the S&P 500. The Large Cap Index Equity Fund may also hold U.S. Government Obligations, short-term fixed-income securities, equity index futures, exchange traded funds and other similar derivative instruments as deemed appropriate by State Street Bank. The Large Cap Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged S&P 500 stock index futures contracts. The S&P 500 represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500. As of December 31, 2009, the largest company in the S&P 500 had a market capitalization of approximately $323.72 billion and the smallest such company had a market capitalization of approximately $1.06 billion. The S&P 500 is reconstituted on a periodic basis by the sponsor of the Index. Standard & Poor’s Company, a McGraw-Hill Company, which sponsors the S&P 500®, does not sponsor the Large Cap Index Equity Fund, and is not affiliated in any way with the Large Cap Index Equity Fund or with State Street.

The Large Cap Index Equity Fund, in addition to its specified equity investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, CMOs and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances.

Investment Guidelines and Restrictions. The Large Cap Index Equity Fund invests primarily in units of common stocks of U.S. companies in the same capitalization weights as they appear in the S&P 500. However, the Large Cap Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street Bank will not cause the Large Cap Index Equity Fund to make an investment if that investment would cause the Large Cap Index Equity Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Large Cap Index Equity Fund described under “Information with Respect to the Funds—Investment Prohibitions.” The Large Cap Index Equity Fund concentrates in particular industries to the extent the S&P 500 concentrates in those industries. The Large Cap Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Equity Markets Risk. By investing in the U.S. equity market, the Large Cap Index Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Large Cap Index Equity Fund will fluctuate, and the holders of Units in the Large Cap Index Equity Fund should be able to tolerate declines, sometimes sudden or substantial, in the value of their investment. The Large Cap Index Equity Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

Risks of Investment in Derivative Instruments. The Large Cap Index Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors.”

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the Large Cap Index Equity Fund from the performance of the S&P 500, known as “tracking error,” can result from various factors, including purchases and redemptions of Units of the Large Cap Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the Large Cap Index Equity Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Large Cap Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Large Cap Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the S&P 500 or the manner in which the performance of the S&P 500 is calculated.

Portfolio Turnover. Ordinarily, the Large Cap Index Equity Fund will sell securities only to reflect changes in the S&P 500 or to accommodate cash flows into or out of the Fund. The Large Cap Index Equity Fund seeks to create a portfolio which substantially replicates the total return of the S&P 500. The Large Cap Index Equity Fund is not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for the Large Cap Index Equity Fund may be lower than those incurred by non-index, actively managed funds.

Portfolio turnover of the Large Cap Index Equity Fund was 159% for the period from the Fund’s inception date, February 9, 2009, to December 31, 2009. This turnover reflects purchases and sales by the Fund of shares of the SSgA S&P 500® Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA S&P 500® Index Non-Lending Series Fund was 10% for its fiscal year ended December 31, 2009.

Investment Advisor. State Street Bank manages the Large Cap Index Equity Fund. For its services, State Street Bank receives a fee payable from the Large Cap Index Equity Fund’s assets at an annual rate of .02% of the total assets of the Large Cap Index Equity Fund. The assets of the Large Cap Index Equity Fund are invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund, which is a collective investment fund maintained by State Street Bank. In the future, State Street may employ other investment advisors for the Large Cap Index Equity Fund, at its discretion and subject to consultation with Northern Trust.

“S&P 500®” is a registered trademark of Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. The Large Cap Index Equity Fund is not sponsored, endorsed, sold or promoted by Standard & Poor’s and Standard & Poor’s makes no representation regarding the advisability of investing in the Large Cap Index Equity Fund.

ALL CAP INDEX EQUITY FUND

Investment Objective. The investment objective of the All Cap Index Equity Fund, which prior to July 6, 2009 was named the Index Equity Fund, is to replicate, after taking into account Fund expenses, the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. There can be no assurance that the All Cap Index Equity Fund will achieve its investment objective of replicating the total return of the Russell 3000 Index.

Strategy. The All Cap Index Equity Fund invests in all of the common stocks included in the Russell 3000 Index with the possible exception of the companies in the Russell 3000® Index with the smallest capitalization. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 2009, the largest company had a market capitalization of approximately $322 billion and the smallest company had a market capitalization of approximately $3 million. The Russell 3000 Index is reconstituted on a periodic basis by the sponsor of the Index. Frank Russell & Company, which sponsors the Russell 3000® Index, does not sponsor the All Cap Index Equity Fund, and is not affiliated in any way with the All Cap Index Equity Fund or with State Street.

For the purpose of achieving income, the All Cap Index Equity Fund may lend a portion of its portfolio securities to brokers, dealers and other financial institutions, subject to the limitations and on the terms described in “Information with Respect to the Funds—Loans of Portfolio Securities.”

Investment Guidelines and Restrictions. The All Cap Index Equity Fund invests predominantly in common stocks of U.S. companies. However, the All Cap Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street Bank will not cause the All Cap Index Equity Fund to make an investment if that investment would cause the Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Fund described under “Information with Respect to the Funds—Investment

Prohibitions.” The Fund concentrates in particular industries to the extent the Russell 3000 Index concentrates in those industries. The All Cap Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Equity Markets Risk. By investing in the U.S. equity market, the All Cap Index Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the All Cap Index Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial declines, in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the All Cap Index Equity Fund from the performance of the Russell 3000 Index, known as “tracking error,” can result from various factors, including purchases and redemptions of Units of the Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the All Cap Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the All Cap Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the Russell 3000 Index or the manner in which the performance of the Russell 3000 Index is calculated.

Risks of Securities Lending Undertaken by the All Cap Index Equity Fund. The All Cap Index Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Risks of Investment in Derivative Instruments. The All Cap Index Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Portfolio Turnover. Ordinarily, an index fund will sell securities only to reflect changes in the index in which it invests or to accommodate cash flows into and out of the Fund. Portfolio turnover of the All Cap Index Equity Fund was 153% for the twelve months ended December 31, 2009 and 3% for the twelve months ended December 31, 2008. This turnover reflects purchases and sales by the Fund of shares of the SSgA Russell All Cap Index Non-Lending Series Fund and the SSgA Russell All Cap® Index Securities Lending Series Fund, the collective investment funds through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment funds. The portfolio turnover for the SSgA Russell All Cap Index Non-Lending Series Fund and the SSgA Russell All Cap® Index Securities Lending Series Fund each was 107% for the twelve months ended December 31, 2009 and 17% for the twelve months ended December 31, 2008.

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

Investment Advisor. State Street Bank manages the All Cap Index Equity Fund through the Fund’s investment in the SSgA Russell All Cap® Index Securities Lending Series Fund (which engages in securities lending) and SSgA Russell All Cap Index Non-Lending Series Fund (which does not engage in securities lending), each a collective investment fund maintained by State Street Bank and having the same investment objective. Over time, the assets of the All Cap Index Equity Fund are being transitioned from the SSgA Russell All Cap® Index Securities Lending Series Fund to the SSgA Russell All Cap Index Non-Lending Series Fund. State Street Bank receives a fee for its services payable from the All Cap Index Equity Fund’s assets at an annual rate of .05% of the total assets of the All Cap Index Equity Fund. State Street may, in the future at its discretion and subject to consultation with ABA Retirement Funds, employ investment advisors to provide investment advice with respect to the Fund or portions thereof.

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

MID CAP INDEX EQUITY FUND

Investment Objective. The investment objective of the Mid Cap Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400 by investing generally in securities included in such Index. There can be no assurance that the Mid Cap Index Equity Fund will achieve its investment objective of replicating the total return of the S&P MidCap 400.

Strategy. The Mid Cap Index Equity Fund invests in securities of U.S. companies included in the S&P MidCap 400. The Mid Cap Index Equity Fund may also hold U.S. Government Obligations, short-term fixed income securities, equity index futures, exchange-traded funds and other similar derivative instruments as deemed appropriate by State Street Bank. The Mid Cap Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged S&P MidCap 400 stock index futures contracts. The S&P MidCap 400 includes 400 companies and as of December 31, 2009, represented approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400. As of December 31, 2009, the largest company in the S&P MidCap 400 had a market capitalization of approximately $8.26 billion and the smallest such company had a market capitalization of approximately $260 million. The S&P MidCap 400 is reconstituted on a periodic basis by the sponsor of the Index. Standard & Poor’s Company, a McGraw-Hill Company, which sponsors the S&P MidCap 400®, does not sponsor the Mid Cap Index Equity Fund, and is not affiliated in any way with the Mid Cap Index Equity Fund or with State Street.

The Mid Cap Index Equity Fund, in addition to its specified equity investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, CMOs and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances.

Investment Guidelines and Restrictions. The Mid Cap Index Equity Fund invests primarily in units of common stocks of U.S. companies in the same capitalization weights as they appear in the S&P MidCap 400. However, the Mid Cap Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street Bank will not cause the Mid Cap Index Equity Fund to make an investment if that investment would cause the Mid Cap Index Equity Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Mid Cap Index Equity Fund described under “Information with Respect to the Funds—Investment Prohibitions.” The Mid Cap Index Equity Fund concentrates in particular industries to the extent the S&P MidCap 400 concentrates in those industries. The Mid Cap Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Equity Markets Risk. By investing in the U.S. equity market, the Mid Cap Index Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Mid Cap Index Equity Fund will fluctuate, and the holders of Units in the Mid Cap Index Equity Fund should be able to tolerate declines, sometimes sudden or substantial, in the value of their investment. The Mid Cap Index Equity Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

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

Risks of Investment in Derivative Instruments. The Mid Cap Index Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors.”

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the Mid Cap Index Equity Fund from the performance of the S&P MidCap 400, known as “tracking error,” can result from various factors, including purchases and redemptions of Units of the Mid Cap Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the Mid Cap Index Equity Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Mid Cap Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Mid Cap Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the S&P MidCap 400 or the manner in which the performance of the S&P MidCap 400 is calculated.

Portfolio Turnover. Ordinarily, the Mid Cap Index Equity Fund will sell securities only to reflect changes in the S&P MidCap 400 or to accommodate cash flows into or out of the Fund. The Mid Cap Index Equity Fund seeks to create a portfolio which substantially replicates the total return of the S&P MidCap 400. The MidCap Index Equity Fund is not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for the Mid Cap Index Equity Fund may be lower than those incurred by non-index, actively managed funds.

Portfolio turnover of the Mid Cap Index Equity Fund was 165% for the period from the Fund’s inception date, February 3, 2009, to December 31, 2009. This turnover reflects purchases and sales by the Fund of shares of the SSgA S&P MidCap® Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA S&P MidCap® Index Non-Lending Series Fund 70% for the twelve months ended December 31, 2009 and 17% for the twelve months ended December 31, 2008.

Investment Advisor. State Street Bank manages the Mid Cap Index Equity Fund. For its services, State Street Bank receives a fee payable from the Mid Cap Index Equity Fund’s assets at an annual rate of .05% of the total assets of the Mid Cap Index Equity Fund. The assets of the Mid Cap Index Equity Fund are invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund, which is a collective investment fund maintained by State Street Bank. In the future, State Street may employ other investment advisors for the Mid Cap Index Equity Fund, at its discretion and subject to consultation with Northern Trust.

“S&P MidCap 400®” is a registered trademark of Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. The Mid Cap Index Equity Fund is not sponsored, endorsed, sold or promoted by Standard & Poor’s and Standard & Poor’s makes no representation regarding the advisability of investing in the Mid Cap Index Equity Fund.

SMALL CAP INDEX EQUITY FUND

Investment Objective. The investment objective of the Small Cap Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the Russell 2000 Index by investing generally in securities included in such Index. There can be no assurance that the Small Cap Index Equity Fund will achieve its investment objective of replicating the total return of the Russell 2000 Index.

Strategy. The Small Cap Index Equity Fund invests in securities of U.S. companies included in the Russell 2000 Index. The Russell 2000 Index is comprised of the approximately 2,000 companies in the Russell 3000 Index with the smallest market capitalization and represents approximately 10% of the Russell 3000 total market capitalization. The Small Cap Index Equity Fund may also hold U.S. Government Obligations, short-term fixed-income securities, equity index futures, exchange-traded funds and other similar derivative instruments as deemed appropriate by State Street Bank. The Small Cap Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in Russell 2000 Index futures contracts. The Russell 2000 Index is reconstituted on a periodic basis by the sponsor of the Index. The Russell 2000 returns assume reinvestment of all dividends. Frank Russell & Company, which sponsors the Russell 2000® Index, does not sponsor the Small Cap Index Equity Fund, and is not affiliated in any way with the Small Cap Index Equity Fund or with State Street.

The Small Cap Index Equity Fund, in addition to its specified equity investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, CMOs and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances.

Investment Guidelines and Restrictions. The Small Cap Index Equity Fund invests primarily in units of common stocks of U.S. companies in the same capitalization weights as they appear in the Russell 2000 Index. However, the Small Cap Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street Bank will not cause the Small Cap Index Equity Fund to make an investment if that investment would cause the Small Cap Index Equity Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Small Cap Index Equity Fund described under “Information with Respect to the Funds—Investment Prohibitions.” The Small Cap Index Equity Fund concentrates in particular industries to the extent the Russell 2000 Index concentrates in those industries. The Small Cap Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Equity Markets Risk. By investing in the U.S. equity market, the Small Cap Index Equity Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Small Cap Index Equity Fund will fluctuate, and the holders of Units in the Small Cap Index Equity Fund should be able to tolerate declines, sometimes sudden or substantial, in the value of their investment. The Small Cap Index Equity Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S. stock market movements.

Risk of Investing in Small Companies. Most of the Small Cap Index Equity Fund’s investments will be indirectly invested in securities of small companies, which typically have greater market and financial risk than larger, more diversified companies. These companies are often dependent on one or two products in rapidly changing industries and may be more vulnerable to competition from larger companies with greater resources and to economic conditions that affect their market sector. Therefore, consistent earnings for such companies may not be as likely as they would be for more established companies. The smaller companies may not have adequate resources to react optimally to change or to exploit opportunities. Smaller companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of small companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability. These securities may be more volatile than the overall market. Relatively new companies and companies that have recently made an initial public offering may be perceived by the market as unproven. The Small Cap Index Equity Fund’s focus on appreciation potential will result in an emphasis on securities of companies that may pay little or no dividends and reinvest all or a significant portion of their earnings. The low expected dividend level may also contribute to greater than average volatility.

Risks of Investment in Derivative Instruments. The Small Cap Index Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors.”

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the Small Cap Index Equity Fund from the performance of the Russell 2000 Index, known as “tracking error,” can result from various factors, including purchases and redemptions of Units of the Small Cap Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the Small Cap Index Equity Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Small Cap Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Small Cap Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the Russell 2000 Index or the manner in which the performance of the Russell 2000 Index is calculated.

Portfolio Turnover. Ordinarily, the Small Cap Index Equity Fund will sell securities only to reflect changes in the Russell 2000 Index or to accommodate cash flows into or out of the Fund. The Small Cap Index Equity Fund seeks to create a portfolio which substantially replicates the total return of the Russell 2000 Index. The Small Cap Index Equity Fund is not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for the Small Cap Index Equity Fund may be lower than those incurred by non-index, actively managed funds.

Portfolio turnover of the Small Cap Index Equity Fund was 192% for the period from the Funds inception date, February 3, 2009, to December 31, 2009. This turnover reflects purchases and sales by the Fund of shares of the SSgA Russell Small Cap Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA Russell Small Cap Index Non-Lending Series Fund was 103% for the twelve months ended December 31, 2009 and 15% for the twelve months ended December 31, 2008.

Investment Advisor. State Street Bank manages the Small Cap Index Equity Fund. For its services, State Street Bank receives a fee payable from the Small Cap Index Equity Fund’s assets at an annual rate of .05% of the total assets of the Small Cap Index Equity Fund. The assets of the Small Cap Index Equity Fund are invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund, which is a collective investment fund maintained by State Street Bank. In the future, State Street may employ other investment advisors for the Small Cap Index Equity Fund, at its discretion and subject to consultation with Northern Trust.

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

Strategy. The International Index Equity Fund invests in securities of foreign companies included in the MSCI ACWI ex-US Index. The International Index Equity Fund may invest in securities in country or regional collective investment funds maintained by State Street Bank which together are designed to replicate the MSCI ACWI ex-US Index. These country and regional funds seek to replicate their respective sub-indexes by owning securities in approximately the same capitalization weights as they appear in their respective sub-indexes. In markets that contain liquid securities and few foreign ownership restrictions, the International Index Equity Fund seeks to hold every security in its approximate index weight. In emerging markets that impose significant restrictions on non-local investors, the International Index Equity Fund seeks to supplement investment in local securities by holding alternatives such as ADRs, Global Depository Receipts, which we refer to as GDRs, closed-end country funds, and equity swaps. The International Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged futures contracts. The MSCI ACWI ex-US Index consists of approximately 1,800 securities in 45 markets, with securities of emerging markets representing approximately 20% of the index. The MSCI ACWI ex-US Index is reconstituted on a periodic basis by the sponsor of the Index. Morgan Stanley Capital International, which sponsors the MSCI ACWI ex-US Index, does not sponsor the International Index Equity Fund, and is not affiliated in any way with the International Index Equity Fund or with State Street.

The International Index Equity Fund, in addition to its specified equity investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments or other investments as State Street Bank deems appropriate under the circumstances.

Investment Guidelines and Restrictions. The International Index Equity Fund invests primarily in securities of foreign companies in the same capitalization weights as they appear in the MSCI ACWI ex-US Index. However, the International Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. State Street Bank will not cause the International Index Equity Fund to make an investment if that investment would cause the International Index Equity Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the International Index Equity Fund described under “Information with Respect to the Funds—Investment Prohibitions.” The International Index Equity Fund concentrates in particular industries to the extent the MSCI ACWI ex-US Index concentrates in those industries. The International Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

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

In addition, short-term movements in currency exchange rates could adversely impact the availability of funds to pay for redemptions of Units of the International Index Equity Fund. For example, if the exchange rate for a currency declines after a security has been sold to provide funds for a redemption from the International Index Equity Fund but before those funds are translated into U.S. dollars, it could be necessary to liquidate additional portfolio securities in order to finance the redemption.

Risks of Investment in Derivative Instruments. The International Index Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Restriction on Transfer into Fund. The International Index Equity Fund restricts a participant’s ability to make more than one transfer into the International Index Equity Fund within any 45 calendar day period. See “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the International Index Equity Fund from the performance of the MSCI ACWI ex-US Index, known as “tracking error”, can result from various factors, including purchases and redemptions of Units of the International Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the International Index Equity Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the International Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the International Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the MSCI ACWI ex-US Index or the manner in which the performance of the MSCI ACWI ex-US Index is calculated.

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

Portfolio turnover of the International Index Equity Fund was 147% for the period from the Fund’s inception date, March 3, 2009, to December 31, 2009. This turnover reflects purchases and sales by the Fund of shares of the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA Global Equity ex U.S. Index Non-Lending Series Fund was 4% for the approximate six month period from the collective investment fund’s inception date to December 31, 2009.

Investment Advisor. State Street Bank manages the International Index Equity Fund. For its services, State Street Bank receives a fee payable from the International Index Equity Fund’s assets at an annual rate of .10% of the total assets of the International Index Equity Fund. The assets of the International Index Equity Fund are invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, which is a collective investment fund maintained by State Street Bank. In the future, State Street may employ other investment advisors for the International Index Equity Fund, at its discretion and subject to consultation with Northern Trust.

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

REAL ASSET RETURN FUND

Investment Objective. The investment objective of the Real Asset Return Fund is to provide capital appreciation in excess of inflation as measured by the All Items Less Food and Energy Consumer Price Index for All Urban Consumers for the U.S. City Average, 1982-84 = 100, which we refer to as the Core Consumer Price Index or Core CPI (which excludes food and energy). There can be no assurance that the Real Asset Return Fund will achieve its investment objective.

Strategy. The Fund invests in a diversified portfolio of primarily Treasury Inflation Protected Securities, which we refer to as U.S. TIPS, commodity futures and real estate investment trusts, which we refer to as REITs, with the objective of achieving a total return in excess of inflation as measured by the Core CPI (which excludes food and energy).

Exposure to asset classes is obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank. These funds include the following collective investment funds maintained by State Street Bank:

•	SSgA/Tuckerman REIT Index Non-Lending Series Fund, which we refer to as the REIT Index Fund;

•	SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, which we refer to as the TIPS NL Fund; and

•	SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, which we refer to as the Commodity Index NL Fund.

The REIT Index Fund seeks to match the returns and characteristics of the Dow Jones U.S. Select REIT Index. The fund seeks to match the return of the index by investing in a portfolio that holds the same securities as the index.

The Dow Jones U.S. Select REIT IndexSM is calculated and distributed by Dow Jones Indexes. The Dow Jones U.S. Select IndexesSM are calculated and distributed by Dow Jones Indexes. The Dow Jones service mark has been licensed for use by SSgA. SSgA’s REIT Index Fund based on the Dow Jones U.S. Select Indexes, is not sponsored, endorsed, sold, or promoted by Dow Jones and Dow Jones makes no representation regarding the advisability of investing in the Real Asset Return Fund. Inclusion of a company in the Dow Jones U.S. Select Indexes does not in any way reflect an opinion of Dow Jones on the investment merits of the product.

The TIPS NL Fund seeks to match the total rate of return of the Barclays Capital U.S. Treasury Inflation Protected Securities Index by investing in a portfolio of U.S. Treasury inflation protected securities. It is managed duration neutral to the Barclays Capital U.S. Treasury Inflation Protected Securities Index at all times. Overall sector and security weightings are also managed to match the U.S. Treasury Inflation Protected Securities Index.

Barclays Capital and Barclays Bank PLC, which sponsor the Barclays U.S. TIPS Index, do not sponsor the Real Asset Return Fund, and are not affiliated in any way with the Real Asset Return Fund or with State Street. The “Barclays U.S. TIPS Index” is a trademark of Barclays Capital, a division of Barclays Bank, PLC.

The Commodity Index NL Fund seeks to match the returns and characteristics of the Dow Jones-UBS Commodity Index, which is composed of future contracts on physical commodities. The Commodity Index NL Fund provides daily, low-cost access to the returns of the commodities futures market by investing in a combination of Dow Jones-UBS Commodity futures contracts, individual commodity futures, and total return swaps.

“UBS”, “Dow Jones-UBS Commodity IndexSM” and “DJ-UBSCISM” are service marks of Dow Jones & Company, Inc. and American International Group, Inc. (American International Group), as the case may be, and have been licensed for use for certain purposes by SSgA. SSgA’s Enhanced Dow Jones-UBS Commodities Index Strategy based on the Dow Jones-UBS Commodity Index is not sponsored, endorsed, sold or promoted by Dow Jones, UBS AG or any of their respective subsidiaries or affiliates, and none of Dow Jones, UBS AG, or any of their respective subsidiaries or affiliates, and none of Dow Jones, UBS AG, or any of their respective subsidiaries or affiliates makes any representation regarding the advisability of investing in such product(s).

These collective investment funds, in addition to their specified investments, may also engage in transactions in derivatives, including, but not limited to, futures, swaps, options and other derivative instruments (including but not limited to equity index futures, foreign currency forwards and other similar derivatives) or other investments as State Street Bank deems appropriate under the circumstances.

Assets in the Real Asset Return Fund are currently allocated as follows:

REIT Index Fund	10% to 40%
TIPS NL Fund	20% to 60%
Commodity Index NL Fund	10% to 40%
Cash	0% to 20%

Allocations of the funds underlying the Real Asset Return Fund are readjusted by State Street Bank on a regular basis to maintain the appropriate asset mix given State Street’s forecasts for inflation and long-term asset class forecasts for return and risk, taking into account various macro-economic factors affecting the long-term outlook for capital markets, inflation and other factors.

Investment Guidelines and Restrictions. The Real Asset Return Fund invests in varying degrees, as described above, in U.S. TIPS, commodity futures and REITs. However, the Real Asset Return Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for investor redemptions.

Risk Factors. Risks of Investing in REITs. REITs in the REIT Index Fund tend to be medium-size and small companies. Like small-capitalization stocks in general, REIT stocks can be more volatile than—and at times will perform differently from—the large capitalization stocks such as those found in the S&P 500. In addition, because small-capitalization stocks are typically less liquid than large capitalization stocks, REIT stocks may sometimes experience greater share-price fluctuations than the stocks of larger companies. Because the REIT Index Fund invests in equity REITs, the Real Asset Return Fund is also subject to all the risks associated with the ownership of real estate. These risks include: declines in the value of real estate, adverse changes in the economic conditions applicable to real estate, risks related to general and local economic conditions, over-building and increased competition, increases in property taxes and operating expenses, changes in zoning laws, casualty or condemnation losses, limitations on rents, changes in neighborhood values, the appeal of properties to tenants, leveraging of interests in real estate, increases in prevailing interest rates and costs resulting from clean-up of environmental problems or liability to third parties for damages arising from environmental problems. In addition, equity REITs may be affected by changes in the value of the underlying property owned by them, are dependent upon management skill, may not be diversified and can be subject to the risk of investing in a single or a limited number of projects. Such REITs also are very dependent on the availability of significant cash flow, defaults by borrowers, self liquidation and the possibility of failing to qualify for special tax treatment under Subchapter M of the Internal Revenue Code and to maintain an exemption under the Investment Company Act of 1940. Finally, certain REITs may be self-liquidating in that a specific term of existence is provided for in the trust document. Such REITs run the risk of liquidating at an economically inopportune time.

Risks of U.S. TIPS. The Real Asset Return Fund is also subject to interest rate risk to the extent invested in U.S. TIPS. Generally, when interest rates rise, the value of inflation-indexed securities will fall, although not necessarily as significantly as other longer-term bonds. U.S. TIPS are also subject to deflation risk. Deflation risk is the possibility that prices throughout the economy decline over time–the opposite of inflation. If inflation is negative, the principal and income of an inflation-protected bond will decline and could result in losses. The greatest risk for the Real Asset Return Fund to the extent invested in U.S. TIPS, occurs when interest rates rise and inflation declines.

Risks Associated with Commodity Investments. The Real Asset Return Fund, to the extent invested in commodities, commodity futures or related instruments, are subject to special investment risks. Investments in commodity-linked derivative instruments may subject the investor to greater volatility than investments in traditional securities. The value of these instruments may be affected by changes in overall market movements, commodity index volatility, changes in interest rates, or factors affecting a particular industry or commodity, such as drought, floods, weather, livestock disease, embargoes, tariffs and international economic, political and regulatory developments. Commodity prices fluctuate for myriad reasons, including changes in market and economic conditions, the impact of weather on demand, levels of domestic production and imported commodities, energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems. Volatility of commodity prices, which may lead to a reduction in production or supply, may also negatively impact the performance of companies in natural resources industries that are solely involved in the transportation, processing, storing, distribution or marketing of commodities. Volatility of commodity prices may also make it more difficult for companies in natural resources industries to raise capital to the extent the market perceives that their performance may be directly or indirectly tied to commodity prices. In addition, the regulation of commodities is extensive and variable, and regulatory or political events could have an adverse effect on the performance of commodity-linked investments. Furthermore, the restrictions on “insider trading” are not generally applicable to the commodities markets. Consequently, the Real Asset Return Fund may be trading at a material disadvantage to other market participants with better market access or information sources.

Counterparty Risks. Many of the protections afforded to participants on some organized exchanges, such as the performance guarantee of an exchange clearing house, are not available in connection with over-the-counter, or OTC, derivatives transactions. Therefore, in those instances in which the Real Asset Return Fund enters into OTC derivatives transactions, the Fund will be subject to the risk that its direct counterparty will not perform its obligations under the transactions and that the Fund will sustain losses and be less likely to achieve its investment objective.

Risks Related to Investment in Derivatives. The Real Asset Return Fund may use futures, forwards, warrants, options, swaps and other derivative instruments to hedge or protect the Fund from adverse movements in underlying securities prices and interest rates or as an investment strategy to help attain the Fund’s investment objective. The Real Asset Return Fund may also use a variety of currency hedging techniques, including foreign currency contracts, to attempt to hedge exchange rate risk or to gain exposure to a particular currency. The Fund’s use of derivatives could reduce returns, may not be liquid and may not correlate precisely to the underlying securities or index. Derivative securities are subject to market risk, which could be significant for those derivatives that have a leveraging effect that could increase the volatility of the Fund and may reduce returns for the Fund. Derivatives are also subject to the risk of material and prolonged deviations between the theoretical and realizable value of a derivative (e.g., due to non-conformance to anticipated or historical correlation patterns). Derivatives are also subject to credit risks related to the counterparty’s ability to perform, and any deterioration in the counterparty’s creditworthiness could adversely affect the instrument. A risk of using derivatives for hedging purposes is that the an advisor might imperfectly judge the market’s direction, which could render a hedging strategy ineffective or have an adverse effect on the value of the derivative. Furthermore, in privately negotiated transactions the risk of the negotiated price deviating materially from fair value is substantial, particularly when there is no active market available from which to derive benchmark prices. Many derivatives are valued on the basis of dealers’ pricing of these instruments. However, the price at which dealers value a particular derivative should the Real Asset Return Fund wish or be forced to sell such position may be materially different.

There has been substantial disruption in the derivatives markets related to the recent bankruptcies of major financial institutions and market participants and uncertainty relating to the government bailout of certain market participants as well as uncertainty relating to various government interventions.

Such disruption and uncertainty can cause substantial losses to the Fund if its derivatives transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.

Risk of Reliance on Industry Research. The Real Asset Return Fund is dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest, and other materials prepared by others. There may be limitations on the quality of such information, data, publications, research and ratings, and the Real Asset Return Fund’s Investment Advisor generally does not independently verify any of the same. There is a risk of loss associated with securities even if initially perceived by the investment community as of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that are often highly complex.

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors.”

Tracking Error Risk. Deviation of the performance of the Real Asset Return Fund from the performance of its related composite benchmark or the respective benchmarks for the underlying collective investment funds of State Street Bank in which it invests, known as “tracking error”, can result from various factors, including purchases and redemptions of Units of the Real Asset Return Fund or the Fund’s underlying collective investment funds, as well as from the fees and expenses borne by the Real Asset Return Fund or such underlying funds. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Real Asset Return Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Real Asset Return Fund or the Fund’s underlying collective investment funds, changes made in the securities included in the indices underlying the benchmarks or the manner in which the performance of the indices is calculated.

Portfolio Turnover. Ordinarily, an index fund, such as those in which the Real Asset Return Fund invests its assets, will sell securities only to reflect changes in the index in which it invests or to accommodate cash flows into or out of the fund. Index funds seek to create a portfolio which substantially replicates the total return of the applicable index. Index funds are not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for index funds may be lower than those incurred by non-index, actively managed funds.

Portfolio turnover of the Real Asset Return Fund was 14% for the period from the Fund’s inception date, July 7, 2009, to December 31, 2009. This turnover reflects purchases and sales by the Fund of shares of the REIT Index Fund, the TIPS NL Fund and the Commodity Index NL Fund, the collective investment funds through which the Fund invests, rather than the turnover of the underlying portfolio of such collective investment funds. The portfolio turnover for the REIT Index Fund was 29% for its fiscal year ended December 31, 2009. The portfolio turnover for the TIPS NL Fund and the Commodity Index NL Fund was 112% and 41%, respectively, for the twelve months ended December 31, 2009 and 24% and 90%, respectively, for the twelve months ended December 31, 2008.

Investment Advisor. The Fund utilizes a passive approach whereby the Fund’s assets are allocated to one or more index funds, in percentages determined at the discretion of State Street, subject to consultation with Northern Trust. Income and gains attributable to the assets allocated to each index fund remain allocated to that portion unless and until re-allocated by State Street, and any differences in relative investment performance of the index funds can change the percentage of total assets of the

Fund comprising each portion. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Real Asset Return Fund between the index funds of the Fund in a manner intended to achieve the targeted allocations of the Fund’s assets.

State Street Bank manages the indexed portion of the Fund’s assets through the Fund’s investment in the REIT Index Fund, the TIPS NL Fund and the Commodity Index NL Fund, all of which are collective investment funds maintained by State Street Bank. For its services, State Street Bank receives a fee payable from the Real Asset Return Fund’s assets at an annual rate of .09% of the total assets of the Fund. In the future State Street may employ other investment advisors for the Real Asset Return Fund at its discretion and subject to consultation with Northern Trust.

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

The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who have reached or are beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 30%). The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for maximum growth potential. There can be no assurance that any Retirement Date Fund will achieve its investment objective.

Effective May 1, 2007, the Retirement Date Funds implemented a number of changes, including (i) a deferral of the year in which each Retirement Date Fund (other than the Lifetime Income Retirement Date Fund) will reach its most conservative investment mix until five years after the target retirement date, and (ii) changes in certain of the asset classes to which the Retirement Date Funds maintain exposure and the weightings of exposures to asset classes at various time horizons to most conservative investment mix. For instance, aggregate exposure to equity asset classes generally increased at any given time horizon. Effective December 31, 2009, the Retirement Date Funds implemented certain additional changes, including (i) incorporating a wider range of asset classes and (ii) adjusting the weightings of exposures to asset classes at various time horizons to most conservative investment mix.

Strategy. The Retirement Date Funds generally seek to replicate the total return of respective composite benchmarks, in percentages determined from time to time with respect to each Retirement Date Fund. Effective from and after December 31, 2009, the composite benchmarks for the Retirement Date Funds have included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital US High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, which we refer to as U.S. TIPS, Index, the S&P 500, the MSCI ACWI ex-US Index, the S&P MidCap 400, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index. The Retirement Date Funds also seek to maintain a level of volatility (measured as standard deviation of returns) that approximates that of their respective composite benchmarks.

Exposure to equity, fixed-income and other asset classes is obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank. These funds include, in varying allocations for the respective Retirement Date Funds, some or all of the following collective investment funds maintained by State Street Bank:

•	SSgA U.S. Long Government Bond Index Securities Lending Series Fund and SSgA U.S. Long Government Bond Index Non-Lending Series Fund, which we refer to collectively as the Long Government Bond Fund;

•	SSgA U.S. Bond Index Securities Lending Series Fund and SSgA U.S. Bond Index Non-Lending Series Fund, which we refer to collectively as the Bond Market Index Fund;

•	SSgA U.S. High Yield Bond Index Non-Lending Series Fund, which we refer to as the High Yield Bond Fund;

•	SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, which we refer to as the Intermediate Bond Fund;

•	SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, which we refer to as the TIPS Fund;

•	SSgA S&P 500® Index Securities Lending Series Fund and SSgA S&P 500® Index Non-Lending Series Fund, which we refer to collectively as the S&P 500 Index Fund;

•	SSgA Global Equity ex U.S. Index Securities Lending Series Fund and SSgA Global Equity ex U.S. Index Non-Lending Series Fund, which we refer to collectively as the MSCI ACWI ex-US Index Fund;

•	SSgA S&P MidCap Index Securities Lending Series Fund and SSgA S&P MidCap® Index Non-Lending Series Fund, which we refer to collectively as the S&P MidCap Index Fund;

•	SSgA Russell Small Cap® Index Securities Lending Series Fund and SSgA Russell Small Cap Index Non-Lending Series Fund, which we refer to collectively as the Russell 2000 Index Fund; and

•	SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund, which we refer to as the Real Estate Fund.

The Long Government Bond Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the Barclays Capital U.S. Long Government

Bond Index over the long term. The Barclays Capital U.S. Long Government Bond Index consists of U.S. Treasury and U.S. agency securities with maturities greater than ten years. The fund may invest in the securities comprising the Index in the same proportions as they are represented in the Index. However, due to the large number of securities in the Index and the fact that many of the securities comprising the Index may be unavailable for purchase, it may not be possible for the fund to purchase some of the securities included in the Index. In such case, the fund will select securities are believed to track the characteristics of the Index.

The Bond Market Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the Barclays Capital U.S. Aggregate Bond Index over the long term. The Barclays Capital U.S. Aggregate Bond Index is representative of well-diversified exposure to the overall U.S. bond market, investing in U.S. Government Obligations and U.S. dollar-denominated corporate debt securities, mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. The fund may invest in the securities comprising the Index in the same proportions as they are represented in the Index. However, due to the large number of securities in the Index and the fact that many of the securities comprising the Index may be unavailable for purchase, it may not be possible for the fund to purchase some of the securities comprising the Index. In such a case, the fund will select securities which are believed to track the characteristics of the Index.

The High Yield Bond Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the Barclays Capital US High Yield Very Liquid Index over the long term. The Barclays Capital US High Yield Very Liquid Index includes U.S. dollar denominated, non-investment grade, fixed-rate, taxable corporate bonds that have a remaining maturity of at least one year, are rated high-yield (Ba1/BB+/BB+ or below) using the middle rating of Moody’s, S&P, and Fitch, respectively, and have $600 million or more of outstanding face value. The fund may invest in the securities comprising the Index in the same proportions as they are represented in the Index. However, due to the diverse composition of securities in the Index and the fact that many securities comprising the Index may be unavailable for purchase, it may not be possible for the fund to purchase some of the securities comprising the Index. In such a case, the fund will select securities comprising a portfolio is expected to provide a return comparable to that of the Index.

The Intermediate Bond Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance of the Barclays Capital U.S. 1-3 Year Government/Credit Bond Index over the long term. The Barclays Capital U.S. 1-3 Year Government/Credit Bond Index includes U.S. Treasury securities, U.S. agency securities, publicly issued U.S. corporate and foreign debentures and secured notes that meet specified maturity, liquidity, and quality requirements. The fund may invest in the securities comprising the Index in the same proportions as they are represented in the Index. However, due to the diverse composition of securities in the Index and the fact that many securities comprising the Index may be unavailable for purchase, it may not be possible for the fund to purchase some of the securities comprising the Index. In such a case, the fund will select securities comprising a portfolio is expected to provide a return comparable to that of the Index.

The TIPS Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the Barclays Capital U.S. TIPS Index over the long term. The Barclays Capital U.S. TIPS Index invests in U.S. Treasury inflation protected securities. The coupon payments and underlying principal are automatically increased to compensate for inflation as measured by the consumer price index. The maturities of the bonds in the Index are more than one year. The fund may invest in the securities included the Index in the same proportions as they are represented in the Index. However, it may not be possible for the fund to purchase some of the securities included in the Index. In such a case, the fund will select securities believed to track the characteristics of the Index.

The S&P 500 Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the S&P 500 over the long term. The S&P 500 represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500. As of December 31, 2009, the largest company in the S&P 500 had a market capitalization of approximately $323.72 billion and the smallest such company had a market capitalization of approximately $1.06 billion. The S&P 500 is reconstituted on a periodic basis by the sponsor of the Index. The fund will typically invest in the securities included in the Index in the same proportions as they are represented in the Index.

The MSCI ACWI ex-US Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance of the MSCI ACWI Ex-US Index over the long term. The MSCI ACWI ex-US Index consists of approximately 1,800 securities in 45 markets, with securities of emerging markets representing approximately 20% of the index. The MSCI ACWI ex-US Index is reconstituted on a periodic basis by the sponsor of the Index. The fund will typically invest in the securities comprising the Index in the same proportions as they are represented in the Index.

The S&P MidCap Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance of the S&P MidCap 400 over the long term. The S&P MidCap 400 includes 400 companies and as of December 31, 2009, represented approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400. As of December 31, 2009, the largest company in the S&P MidCap 400 had a market capitalization of approximately $8.26 billion and the smallest such company had a market capitalization of approximately $260 million. The S&P MidCap 400 is reconstituted on a periodic basis by the sponsor of the Index. The fund will typically invest in the securities included in the Index in the same proportions as they are represented in the Index.

The Russell 2000 Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance of the Russell 2000 Index over the long term. The Russell 2000 Index is comprised of the approximately 2,000 companies in the Russell 3000 Index with the smallest market capitalization and represents approximately 10% of the Russell 3000 Index total market capitalization. The Russell 2000 Index is reconstituted on a periodic basis by the sponsor of the Index. The Russell 2000 Index returns assume reinvestment of all dividends. The fund seeks to invest in the securities included the Index in the same proportions as they are represented in the Index.

The Real Estate Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance of the Dow Jones U.S. Select REIT Index over the long term, while providing participants the ability to purchase and redeem units on an “as of” basis. The Dow Jones U.S. Select REIT Index represents equity REITs and real estate operating companies traded in the U.S.

These collective investment funds, in addition to their specified equity, fixed-income and/or other investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, CMOs and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances. For the purpose of achieving income, each of these collective investment funds that includes the words “Lending Fund” or “Lending Series Fund” in its name may lend a portion of its portfolio securities to brokers, dealers and other financial institutions, subject to the same limitations, and on the same terms, as are applicable to securities lending by the Funds as described in “Information with Respect to the Funds—Loans of Portfolio Securities.”

The Lifetime Income Retirement Date Fund invests in a combination of fixed-income securities, U.S. stocks, non-U.S. stocks and global real estate securities, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Lifetime Income Retirement Date Fund is the most conservative strategy among the Retirement Date Funds. The Lifetime Income Retirement Date Fund is designed for investors who are past retirement age or otherwise are past initial withdrawal of substantial portions of their investments.

Assets of the Lifetime Income Retirement Date Fund are allocated in 2010 as follows:

Fixed-Income		65.0%
Long Government Bond Fund	0.0%
Bond Market Index Fund	20.0
High Yield Bond Fund	5.0
Intermediate Bond Fund	20.0
TIPS Fund	20.0

Equity		30.0%
S&P 500 Index Fund	21.8%
MSCI ACWI ex-US Index Fund	4.0
S&P MidCap Index Fund	2.5
Russell 2000 Index Fund	1.7

Other		5.0%
Real Estate Fund	5.0%

The 2010 Retirement Date Fund currently invests in a combination of fixed-income securities, U.S. stocks, non-U.S. stocks and global real estate securities, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as annually, the 2010 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2015, the year that is five years after the 2010 target retirement date. Over time, the equity allocations decrease and the fixed-income allocations increase. By the year 2015, the 2010 Retirement Date Fund is currently expected to (and is expected to remain) invested in its most conservative mix of fixed-income, equity and real estate securities, comparable to that of the Lifetime Income Retirement Date Fund.

Assets of the 2010 Retirement Date Fund are allocated in 2010 as follows:

Fixed-Income		52.5%
Long Government Bond Fund	15.0%
Bond Market Index Fund	17.5
High Yield Bond Fund	5.0
Intermediate Bond Fund	2.5
TIPS Fund	12.5

Equity		42.5%
S&P 500 Index Fund	28.8%
MSCI ACWI ex-US Index Fund	8.0
S&P MidCap Index Fund	3.4
Russell 2000 Index Fund	2.3

Other		5.0%
Real Estate Fund	5.0%

The 2020 Retirement Date Fund currently invests in a combination of U.S. stocks, non-U.S. stocks and fixed-income securities, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as annually, the 2020 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2025, the year that is five years after the 2020 target retirement date. Over time, the equity allocations decrease and the fixed-income and real estate securities allocations increase. By the year 2025, the 2020 Retirement Date Fund is currently expected to (and is expected to remain) invested in its most conservative mix of fixed-income, equity and real estate securities, comparable to that of the Lifetime Income Retirement Date Fund.

Assets of the 2020 Retirement Date Fund are allocated in 2010 as follows:

Fixed-Income		30.5%
Long Government Bond Fund	20.0%
Bond Market Index Fund	3.5
High Yield Bond Fund	3.5
Intermediate Bond Fund	0.0
TIPS Fund	3.5

Equity		69.5%
S&P 500 Index Fund	41.5%
MSCI ACWI ex-US Index Fund	16.5
S&P MidCap Index Fund	6.5
Russell 2000 Index Fund	5.0

Other		0.0%
Real Estate Fund	0.0%

The 2030 Retirement Date Fund currently invests in a combination of U.S. stocks, non-U.S. stocks and fixed-income securities, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as annually, the 2030 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2035, the year that is five years after the 2030 target retirement date. Over time, the equity allocations decrease and the fixed-income and real estate securities allocations increase. By the year 2035, the 2030 Retirement Date Fund is currently expected to (and is expected to remain) invested in its most conservative mix of fixed-income, equity and real estate securities, comparable to that of the Lifetime Income Retirement Date Fund.

Assets of the 2030 Retirement Date Fund are allocated in 2010 as follows:

Fixed-Income		17.0%
Long Government Bond Fund	17.0%
Bond Market Index Fund	0.0
High Yield Bond Fund	0.0
Intermediate Bond Fund	0.0
TIPS Fund	0.0

Equity		83.0%
S&P 500 Index Fund	45.0%
MSCI ACWI ex-US Index Fund	21.5
S&P MidCap Index Fund	8.25
Russell 2000 Index Fund	8.25

Other		0.0%
Real Estate Fund	0.0%

The 2040 Retirement Date Fund currently invests in a combination of U.S. stocks, non-U.S. stocks and fixed-income securities, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as annually, the 2040 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2045, the year that is five years after the 2040 target retirement date. Over time, the equity allocations decrease and the fixed-income and real estate securities allocations increase. By the year 2045, the 2040 Retirement Date Fund is currently expected to (and is expected to remain) invested in its most conservative mix of fixed-income, equity and real estate securities, comparable to that of the Lifetime Income Retirement Date Fund.

Assets of the 2040 Retirement Date Fund are allocated in 2010 as follows:

Fixed-Income		10.0%
Long Government Bond Fund	10.0%
Bond Market Index Fund	0.0
High Yield Bond Fund	0.0
Intermediate Bond Fund	0.0
TIPS Fund	0.0

Equity		90.0%
S&P 500 Index Fund	45.0%
MSCI ACWI ex-US Index Fund	25.0
S&P MidCap Index Fund	10.0
Russell 2000 Index Fund	10.0

Other		0.0%
Real Estate Fund	0.0%

Allocations of the funds underlying the Retirement Date Funds are readjusted by State Street Bank on a quarterly basis to maintain the desired percentage allocations.

Each of the Retirement Date Funds is designed to minimize volatility for a given level of expected return. The mix of asset classes is evaluated based on long-term asset class forecasts for return and risk, as determined by State Street, subject to consultation with ABA Retirement Funds, and takes into account various macro-economic factors affecting the long-term outlook for the capital markets. While each portfolio’s asset allocation generally changes according to a predetermined schedule, State Street Bank will periodically re-evaluate this schedule to assess whether it remains consistent with the portfolio’s objective given any secular changes to the capital market environment.

Investment Guidelines and Restrictions. The Retirement Date Funds invest in varying degrees, as described above, in U.S. stocks, non-U.S. stocks, bonds and stable value investments. However, each Retirement Date Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for investor redemptions. State Street Bank will not cause a Retirement Date Fund to make an investment if that investment would cause that Retirement Date Fund to purchase warrants or make any other investment that is inconsistent with the investment prohibitions applicable to the Funds described under “Information with Respect to the Funds—Investment Prohibitions,” except that the prohibition with respect to short sales will not apply to the Retirement Date Funds to the extent that they may hold short positions in debt securities to reduce exposure to interest rate movements. The Retirement Date Funds will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Equity Markets Risk. To the extent invested in the equity markets, the Retirement Date Funds are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For risk factors associated with investing in these securities, see “International All Cap Equity Fund—Risk Factors” and “Small-Mid Cap Equity Fund—Risk Factors.” The Unit prices of the Retirement Date Funds to the extent so invested in the equity markets will fluctuate, and the holders of Units in the Retirement Date Funds should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

Interest Rate Risk Applicable to Investment in Fixed-Income Securities. The Retirement Date Funds, to the extent invested in longer-term fixed-income securities, are subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Retirement Date Funds. A change in the level of interest rates will tend to cause the net asset value per Unit of the Retirement Date Fund to change. If such interest rate changes are sustained over time, the yield of the Retirement Date Funds will fluctuate accordingly.

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

Risks of Emerging Markets Equity Investing. To the extent invested in emerging markets equity securities, the Retirement Date Funds will be subject to the special risks associated with investing in these securities. See “International All Cap Equity Fund—Risk Factors.”

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors.”

Tracking Error Risk. Deviation of the performance of a Retirement Date Fund from the performance of its related composite benchmark, known as “tracking error,” can result from various factors, including purchases and redemptions of Units of the Retirement Date Fund or the Retirement Date Fund’s underlying collective investment funds, as well as from the fees and expenses borne by the Retirement Date Fund or such underlying funds. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Retirement Date Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Retirement Date Fund or the Retirement Date Fund’s underlying collective investment funds, changes made in the securities included in the indices underlying the benchmarks or the manner in which the performance of the indices is calculated.

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

Risks of Investing in REITs. To the extent invested in REITs, the Retirement Date Funds will be subject to the risks associated with investing in those securities. See “Real Asset Return Fund—Risk Factors—Risks of Investing in REITs.”

Risks of Investing in High Yield Bonds. To the extent invested in high yield bonds, the Retirement Date Funds will be subject to the risks associated with investing in those securities, including default risk, interest rate risk and liquidity risk. High yield bonds are fixed-income securities that are classified by statistical rating organizations as below investment grade at the time of purchase. The risk that an issuer will be unable to pay interest or principal when due, known as default risk, is greater for a high yield bond than for an investment grade bond. Default risk is also generally higher in periods of economic downturn. A default of an issuer on its obligations or the perceived deterioration of the ability of an issuer to meet its obligations will likely have an adverse effect on the value of that issuer’s bonds. In addition, high yield bonds are subject to interest rate risk, or the risk that prevailing interest rates will increase during the term of the bond. Interest rate risk is greater for bonds with longer durations. If prevailing interest rates rise during the term of the bond, the market value of the bond generally will fall. A change in the level of interest rates will tend to cause an inverse change in the net asset value per Unit of the Fund. Also, high yield bonds have a greater liquidity risk than investment grade bonds. When a bond experiences a decrease in liquidity, for example because the bond is in default, the Fund may have to accept a lower price for the bond or may not be able to sell the bond at all. An inability to sell a bond can adversely affect the net asset value per Unit of the Fund or prevent the Fund from being able to take advantage of other investment opportunities.

Risks of Investing in Short- to Intermediate-Term Bonds. To the extent invested in short- to intermediate term bonds, the Retirement Date Funds will be subject to the risks associated with investing in those securities, including interest rate risk. Over time, interest rates on bonds change. If prevailing interest rates rise, the market value of bonds generally will fall. The risk that prevailing interest rates will increase during the term of the bond, known as interest rate risk, is greater for bonds with longer durations. A change in the level of interest rates will tend to cause an inverse change in the net asset value per Unit of the Fund.

Valuation of Units. The Unit value for each Retirement Date Fund is the value of all assets of the Retirement Date Fund, less all liabilities of the Retirement Date Fund, divided by the number of outstanding Units of the Retirement Date Fund prior to adjustment for any contributions, transfers or withdrawals with respect to the Retirement Date Fund. A recorded message providing per Unit values for the Retirement Date Funds as of the close of business on the previous Business Day is available at (800) 826-8905. For the reasons set forth in Item 1A, “Risk Factors—Risks Related to Securities Lending,” State Street Bank currently determines the value of Units of each Retirement Date Fund consistent with its utilization of the amortized cost price of $1.00 per unit for purchases and sales of interests in its cash collateral funds described therein notwithstanding that the mark-to-market values of the Retirement Date Funds’ interests in such cash collateral funds are less than $1.00 and may be less than $1.00 in the future.

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

Portfolio turnover of the Retirement Date Funds for the twelve months ended December 31, 2009 was 54% for the Lifetime Income Retirement Date Fund, 56% for the 2010 Retirement Date Fund, 51% for the 2020 Retirement Date Fund, 48% for the 2030 Retirement Date Fund and 50% for the 2040 Retirement Date Fund. Portfolio turnover of the Retirement Date Funds for the twelve months ended December 31, 2008 was 33% for the Lifetime Income Retirement Date Fund, 27% for the 2010 Retirement Date Fund, 17% for the 2020 Retirement Date Fund, 15% for the 2030 Retirement Date Fund and 14% for the 2040 Retirement Date Fund.

With respect to each Retirement Date Fund, portfolio turnover reflects purchases and sales by such Retirement Date Fund of shares of the State Street Bank collective investment funds through which such Retirement Date Fund invests, rather than the portfolio turnover of the underlying portfolios of such collective investment funds.

Investment Advisor. State Street Bank manages each of the Retirement Date Funds. For its services, State Street Bank receives a fee payable from each Retirement Date Fund’s assets at an annual rate of 0.10% of the total assets of such Retirement Date Fund. The assets of the Retirement Date Funds are invested through the following collective investment funds maintained by State Street Bank:

Retirement Date Fund	Collective Investment Fund
Lifetime Income Retirement Date Fund	SSgA Target Retirement Income Non-Lending Series Fund
SSgA Target Retirement Income Securities Lending Series Fund

2010 Retirement Date Fund	SSgA Target Retirement 2010 Non-Lending Series Fund
SSgA Target Retirement 2010 Securities Lending Series Fund

2020 Retirement Date Fund	SSgA Target Retirement 2020 Non-Lending Series Fund
SSgA Target Retirement 2020 Securities Lending Series Fund

2030 Retirement Date Fund	SSgA Target Retirement 2030 Non-Lending Series Fund
SSgA Target Retirement 2030 Securities Lending Series Fund

2040 Retirement Date Fund	SSgA Target Retirement 2040 Non-Lending Series Fund
SSgA Target Retirement 2040 Securities Lending Series Fund

TARGET RISK FUNDS

Investment Objective. The Target Risk Funds provide a series of balanced investment funds each of which is designed to correspond to a particular investment risk level. The three Target Risk Funds, designated as the Conservative Risk Fund, the Moderate Risk Fund and the Aggressive Risk Fund offer three separate strategies, each with a distinct asset mix. The risk profile of each Fund will not automatically readjust over time. The asset mix may change based on changing market conditions as determined by the Trustee. The Target Risk Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the Fund’s risk profile. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. Each Target Risk Fund has a different investment strategy representing different risk and reward characteristics.

The Conservative Risk Fund seeks to avoid significant loss of principal and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 29%). The Moderate Risk Fund seeks to provide long-term capital appreciation and more limited stability of principal for participants. The Aggressive Risk Fund seeks to provide long-term capital appreciation for participants and is comprised mainly of stocks for maximum growth potential. There can be no assurance that any Target Risk Fund will achieve its investment objective.

Strategy. The Target Risk Funds generally seek to replicate the total return of respective composite benchmarks, in percentages determined from time to time with respect to each Target Risk Fund. The composite benchmarks for the Target Risk Funds include some or all of the Russell 3000 Index, the Morgan Stanley Capital International, which we refer to as MSCI, EAFE Index, the MSCI ACWI Ex-US Index, the Dow Jones U.S. Select REIT Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital Global Real: U.S. Treasury Inflation Protected Securities, which we refer to as U.S. TIPS, Index, the Citigroup 3-Month T-Bill and the Dow Jones-UBS Commodity Index. The Target Risk Funds also seek to maintain a level of volatility (measured as standard deviation of returns) that approximates that of their respective composite benchmarks.

Exposure to equity, fixed-income and other asset classes is obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank. These funds include, in the case of some or all of the Target Risk Funds and in varying allocations, the following collective investment funds maintained by State Street Bank:

•	SSgA Russell All Cap Index Non-Lending Series Fund, which we refer to as the Russell 3000 Index NL Fund;

•	SSgA International Index Non-Lending Series Fund, which we refer to as the Daily EAFE NL Fund;

•	SSgA Global Equity ex U.S. Index Non-Lending Series Fund, which we refer to as the MSCI ACWI ex-US Index NL Fund;

•	SSgA/Tuckerman REIT Index Non-Lending Series Fund, which we refer to as the REIT Index Fund;

•	SSgA U.S. Bond Index Non-Lending Series Fund, which we refer to as the Bond Market Index NL Fund;

•	SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, which we refer to as the TIPS NL Fund;

•	SSgA Short Term Investment Fund, which we refer to as the Short-Term Fund or STIF; and

•	SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, which we refer to as Commodity Index NL Fund.

These collective investment funds, in addition to their specified equity, fixed-income and/or cash-equivalent investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, CMOs and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances.

The Conservative Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Conservative Risk Fund is the most conservative strategy among the Target Risk Funds. The Conservative Risk Fund is designed for investors who prefer lower volatility of returns and higher expected income. Assets in the Conservative Risk Fund are currently targeted to be allocated as follows:

Equity		29.0%
Russell 3000 Index NL Fund	17.5%
Daily EAFE NL Fund	5.5
REIT Index Fund	6.0

Fixed-Income		71.0%
Bond Market Index NL Fund	55.0%
TIPS NL Fund	10.0
STIF	6.0

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

Conservative Risk Fund but less than the Aggressive Risk Fund. Assets in the Moderate Risk Fund are currently targeted to be allocated as follows:

Equity		57.0%
Russell 3000 Index NL Fund	37.0%
MSCI ACWI ex-US Index NL Fund	14.0
REIT Index Fund	6.0

Fixed-Income		41.0%
Bond Market Index NL Fund	34.0%
TIPS NL Fund	5.0
STIF	2.0

Other		2.0%
Commodity Index NL Fund	2.0%

The Aggressive Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds or cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Aggressive Risk Fund is designed for investors want to maximize growth and capital appreciation. This Fund is expected to the highest volatility of returns among the Target Risk Funds. Assets in the Aggressive Risk Fund are currently targeted to be allocated as follows:

Equity		83.0%
Russell 3000 Index NL Fund	55.0%
MSCI ACWI ex-US Index NL Fund	22.0
REIT Index Fund	6.0

Fixed-Income		14.0%
Bond Market Index NL Fund	14.0%

Other		3.0%
Commodity Index NL Fund	3.0%

Allocations of the funds underlying the Target Risk Funds are readjusted by State Street Bank on a quarterly basis to maintain the desired percentage allocations.

Each of the Target Risk Funds is designed to minimize volatility for a given level of expected return. The mix of asset classes is evaluated based on long-term asset class forecasts for return and risk, as determined by State Street, subject to consultation with Northern Trust, and takes into account various macro-economic factors affecting the long-term outlook for the capital markets. While each portfolio’s asset allocation remains generally consistent, State Street will periodically re-evaluate this allocation to assess whether it remains consistent with the portfolio’s objective given any secular changes to the capital market environment.

Investment Guidelines and Restrictions. The Target Risk Funds invest in varying degrees, as described above, in U.S. stocks and non-U.S. stocks (including those of REITs), bonds and commodity investments. However, each Target Risk Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for investor redemptions. State Street will not cause a Target Risk Fund to make an investment if that investment would cause that Target Risk Fund to purchase warrants or make any other investment that is inconsistent with the investment prohibitions applicable to the Funds described under “Information with Respect to the Funds—Investment Prohibitions,” The Target Risk Funds will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Equity Markets Risk. To the extent invested in the equity markets, the Target Risk Funds are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For risk factors associated with investing in these securities, see “International All Cap Equity Fund—Risk Factors,” and “Small-Mid Cap Equity Fund—Risk Factors.” The Unit prices of the Target Risk Funds to the extent invested in the equity markets will fluctuate, and the holders of Units in the Target Risk Funds should be able to tolerate declines, sometimes sudden or substantial, in the value of their investment.

Interest Rate Risk Applicable to Investment in Fixed-Income Securities. The Target Risk Funds, to the extent invested in longer-term fixed-income securities, are subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Target Risk Funds. A change in the level of interest rates will tend to cause the net asset value per Unit of the Target Risk Funds to change. If such interest rate changes are sustained over time, the yield of the Target Risk Funds will fluctuate accordingly.

Risks of U.S. TIPS. The Target Risk Funds are also subject to interest rate risk to the extent invested in U.S. TIPS. Generally, when interest rates rise, the value of inflation-indexed securities will fall, although not necessarily as significantly as other longer-term bonds. U.S. TIPS are also subject to deflation risk. Deflation risk is the possibility that prices throughout the economy decline over time—the opposite of inflation. If inflation is negative, the principal and income of an inflation-protected bond will decline and could result in losses. The greatest risk for Target Risk Funds investing in U.S. TIPS occurs when interest rates rise and inflation declines.

Credit Risk Applicable to Investment in Fixed-Income Securities. Fixed-income securities, including corporate bonds, also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Target Risk Funds invest in securities with medium or lower credit qualities, they are subject to a higher level of credit risk than investments that invest only in investment-grade securities. In addition, the credit quality of noninvestment- grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity.

Risk of Reliance on Industry Research. The Target Risk Funds are dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which it proposes to invest, and other materials prepared by others. There may be limitations on the quality of such information, data, publications, research and ratings, and the Target Risk Funds’ Investment Advisor generally does not independently verify any of the same. For instance, certain asset-backed securities such as sub-prime CMOs and securities backed by bond insurance that initially received relatively high credit ratings were, in connection with the credit markets turbulence that began in 2007, subsequently significantly downgraded as the investment community came to realize that there were previously unanticipated risks associated with such securities. There is a risk of loss associated with securities even if initially perceived by the investment community as of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that are often highly complex.

Risks of Emerging Markets Equity Investing. To the extent invested in emerging markets equity securities, the Target Risk Funds will be subject to the special risks associated with investing in these securities. See “International All Cap Equity Fund—Risk Factors—Investing in International Stocks.”

Risk of Investing in REITs. To the extent in REITs, the Target Risk Funds will be subject to the risks associated with investing in these securities. See “Real Asset Return Fund—Risk Factors—Risks of Investing in REITs.”

Risks Associated with Commodity Investments. To the extent invested in commodities, commodity futures or related instruments, the Target Risk Funds will be subject to the special risks associated with these investments. See “Real Asset Return Fund—Risk Factors—Risks Associated with Commodity Investments.”

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors.”

Tracking Error Risk. Deviation of the performance of a Target Risk Fund from the performance of its related composite benchmark, known as “tracking error,” can result from various factors, including purchases and redemptions of Units of the Target Risk Fund or the Target Risk Fund’s underlying collective investment funds, as well as from the fees and expenses borne by the Target Risk Fund or such underlying funds. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Target Risk Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Target Risk Fund or the Target Risk Fund’s underlying collective investment funds, changes made in the securities included in the indices underlying the benchmarks or the manner in which the performance of the indices is calculated.

Valuation of Units. The Unit value for each Target Risk Fund is the value of all assets of the Target Risk Fund, less all liabilities of the Target Risk Fund, divided by the number of outstanding Units of the Target Risk Fund prior to adjustment for any contributions, transfers or withdrawals with respect to the Target Risk Fund. A recorded message providing per Unit values for the Target Risk Funds as of the close of business on the previous Business Day is available at (800) 826-8905.

Liquidity and Transfers. Transfers to or withdrawals from any of the Target Risk Funds may be made on any Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the investment options, and special restrictions on transfers in some cases, see “Transfers Among Investment Options and Withdrawals.”

Portfolio Turnover. Ordinarily, an index fund, such as those in which the Target Risk Funds invest a substantial portion of their assets, will sell securities only to reflect changes in the index in which it invests or to accommodate cash flows into or out of the fund. Index funds seek to create a portfolio which substantially replicates the total return of the applicable index. Index funds are not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for index funds may be lower than those incurred by non-index, actively managed funds.

Portfolio turnover of the Target Risk Funds from the date of their inception, July 7, 2009, to December 31, 2009 was 5% for the Conservative Risk Fund, 7% for the Moderate Risk Fund and 9% for

the Aggressive Risk Fund. With respect to each Target Risk Fund, the portfolio turnover reflects purchases and sales by such Target Risk Fund of shares of the State Street Bank collective investment funds through which such Target Risk Fund invests, rather than the portfolio turnover of the underlying portfolios of such collective investment funds.

Investment Advisor. The Funds utilize a passive approach whereby the Funds’ assets are allocated to one or more index funds in percentages determined at the discretion of State Street, subject to consultation with Northern Trust. State Street determines the percentage of the assets of the Fund to be allocated to each index fund. Income and gains attributable to the assets allocated to each index fund remain allocated to that portion unless and until re-allocated by State Street, subject to consultation with Northern Trust, and any differences in relative investment performance of the index funds can change the percentage of total assets of the Fund comprising each portion. State Street allocates contributions and transfers to, and withdrawals and transfers from, the Target Risk Funds between the index funds of the Fund in a manner intended to achieve the targeted allocations of the Fund’s assets.

State Street Bank manages the Target Risk Funds. Assets of the Target Risk Funds are invested in the SSgA Russell All Cap Index Non-Lending Series Fund, the SSgA International Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, State Street Bank and Trust Company Short Term Investment Fund; and the SSgA Dow Jones UBS Commodity IndexSM Non-Lending Series Fund; all of which are collective investment funds maintained by State Street Bank. For its services, State Street Bank receives a fee payable from each Target Risk Fund’s assets at an annual rate of .06% of the total assets of such Target Risk Fund.

BALANCED FUND

Current Status. Certain assets contributed to the Program are held in the Balanced Fund. State Street continues to be responsible for the investment of such assets, and ING Services maintains the recordkeeping with respect to the Balanced Fund and provides notices to Investors, when appropriate. However, the Collective Trust no longer offers Units in the Balanced Fund, and the Balanced Fund is described in this Annual Report on Form 10-K for information purposes only. Additional information relating to assets held in the Balanced Fund may be obtained by writing or calling State Street. See “Additional Information.”

The assets under the Program invested in the Balanced Fund will remain so invested until they are transferred to another investment option available under the Program. Certain restrictions may apply to withdrawals and transfers from the Balanced Fund. See Item 1A, “Risk Factors—Risks Related to Securities Lending.” No transfers or contributions to the Balanced Fund are permitted.

Upon the termination of the Balanced Fund, which is expected to occur sometime in the second half of 2010, assets then invested in the Balanced Fund are expected to be transferred to the Moderate Risk Fund offered as an investment option under the Program.

Because Units in the Balanced Fund are no longer offered as an investment option, the following information is provided in this Annual Report on Form 10-K for information purposes only:

Investment Objective. The investment objective of the Balanced Fund is to achieve both current income and long-term capital appreciation. There can be no assurance that the Balanced Fund will achieve its investment objective.

Strategy. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. The Balanced Fund invests in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities (including bonds, notes, debentures, equipment trust certificates, asset- backed securities and mortgage-related securities) and money market instruments. The Balanced Fund normally maintains at least 40%, but not more than 70%, of its total assets in common stocks and other equity-type instruments, including convertible securities, and at least 30%, but not more than 60%, of its total assets in nonconvertible debt securities and money market instruments. The Balanced Fund varies the portion of its assets invested in equity securities, debt securities and money market instruments to achieve the Balanced Fund’s investment objective based upon economic conditions, the general level of common stock prices, interest rates and other relevant considerations, including the risks associated with each investment medium.

Investment Guidelines and Restrictions. The Balanced Fund invests in equity securities of U.S. companies or foreign companies whose stocks are traded on U.S. stock exchanges or over-the-counter markets. Many foreign securities are available through dollar-denominated American Depositary Receipts, which we refer to as ADRs, which are issued by domestic banks and represent interests in foreign securities. ADRs are traded on U.S. stock exchanges or over-the-counter markets. The Balanced Fund may invest in foreign securities directly or through ADRs or European Depositary Receipts. The Balanced Fund also invests in high quality short-term instruments. The Balanced Fund may enter into “to be announced”, which we refer to as TBA, commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time.

For temporary defensive purposes, the Balanced Fund may invest without limitation in U.S. Government Obligations, commercial paper and other short-term instruments of the types purchased by the Stable Asset Return Fund. The Balanced Fund would invoke this right only in extraordinary circumstances, such as war, the closing of bond or equity markets, an extreme financial calamity or the threat of any such event. If the Balanced Fund invokes this right, the Balanced Fund may be less likely to achieve its investment objective.

State Street directs the allocation of the Balanced Fund’s assets between debt and equity securities consistent with the Balanced Fund’s strategy. It obtains investment advice from separate advisors for the equity portion of the Balanced Fund and for the debt portion of the Balanced Fund. Under normal circumstances, approximately 40% of the Balanced Fund’s assets are expected to be allocated to debt securities and approximately 60% are expected to be allocated to equity securities. Contributions and transfers to, and withdrawals and transfers from, the Balanced Fund are allocated so that the percentage of debt and equity securities will be as close to approximately 40% and 60%, respectively, as may be practical, taking into account the level of contributions, transfers and withdrawals and the Balanced Fund’s percentage of debt and equity securities at the time of each contribution, transfer or withdrawal. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, and could change the percentage of total assets of the Balanced Fund which are allocated to, respectively, equity and debt securities. State Street may also, in its discretion, re-allocate assets in the Balanced Fund among equity and debt securities in order to avoid excessive deviation from the targeted allocation.

Risk Factors. Equity Markets Risk. To the extent invested in the equity markets, the Balanced Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The Unit price of the Balanced Fund will fluctuate, and the holders of Units in the Balanced Fund should be able to tolerate sudden, sometimes substantial, declines in the value of their investment.

Interest Rate Risk Applicable to Investments in Fixed-Income Securities. The Balanced Fund, to the extent invested in longer-term fixed-income securities, is subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the longer the maturity of a fixed-income security, the higher its yield and greater its price volatility. Conversely, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Balanced Fund. A change in the level of interest rates will tend to cause the net asset value per Unit of the Balanced Fund to change. If such interest rate changes are sustained over time, the yield of the Balanced Fund will fluctuate accordingly.

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

“TBA” Commitments. The Balanced Fund may enter into TBA commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for the security that is the subject of TBA commitments has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Balanced Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of the Balanced Fund’s other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Balanced Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Balanced Fund may dispose of a commitment prior to settlement if the Balanced Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Balanced Fund may take delivery of the securities or defer the delivery to the next month. The Balanced Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Risk Factors.”

Mortgage-Related Securities. Mortgage-related securities include securities that directly or indirectly represent a participation in, or are secured by and payable from, mortgage loans on real property, such as collateralized mortgage obligation residuals or stripped mortgage-backed securities, and may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest-only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on an investor’s yield to maturity from these securities. Early repayment of principal on some mortgage-related securities (arising from prepayments of principal due to the sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred) may expose the Balanced Fund to a lower rate of return upon reinvestment of principal.

Short-Term Debt Instruments. The risk factors with respect to investing in various short-term instruments are similar to those applicable to the Stable Asset Return Fund. See “Stable Asset Return Fund—Risk Factors.”

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

Risks of Emerging Markets Investing. Political and economic structures in many emerging markets countries may be undergoing significant evolution and rapid development, and such countries may lack the social, political and economic stability characteristic of more developed countries. Governments in many emerging market countries participate to a significant degree in the countries’ economies and securities markets. As a result, the risks of investing in the securities of foreign issuers generally, including the risks of nationalization or expropriation, may be heightened. The small size and inexperience of the securities markets, and a more limited volume of trading in securities, in certain of these countries may also make the Balanced Fund’s investments in securities of issuers located in such countries illiquid and more volatile than investments in more developed countries, and the Balanced Fund may be required to establish special custody or other arrangements before making certain investments in these countries. There may be little financial or accounting information available with respect to issuers located in certain of such countries, and it may be difficult as a result to assess the value or prospects of an investment in such issuers. Emerging markets often have provided significantly higher or lower rates of return than developed markets, and significantly greater risks, to investors.

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

Risks of Investment in Derivative Instruments. The Balanced Fund is subject to the risks associated with the use of derivatives and mortgage-backed securities to the extent the Balanced Fund is permitted to use them. See “Derivative Instruments” and “Bond Core Plus Fund—Risk Factors—Risks of Investment in Derivative Instruments, Including Swaps Agreements.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Balanced Fund, such as brokerage commissions, increase, which may adversely affect the Balanced Fund’s performance. Portfolio turnover depends on the types and proportions of the Balanced Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 38% for the twelve months ended December 31, 2009 and 32% for the twelve months ended December 31, 2008.

Investment Advisors. The portion of the Balanced Fund invested in equity securities is invested through the Large Cap Equity Fund, with respect to which State Street has retained Investment Advisors set forth in “Large Cap Equity Fund—Investment Advisors.” The portion of the Balanced Fund invested in debt securities and money market instruments is invested through the Bond Core Plus Fund, with respect to which State Street has retained PIMCO to serve as Investment Advisor. For information regarding the investment objectives, guidelines and restrictions of the Large Cap Equity Fund and the Bond Core Plus Fund, see “Large Cap Equity Fund” and “Bond Core Plus Fund.”

Historical Return Information. The following table shows, with respect to the Balanced Fund, the total annual return, after expenses, over the one-year, five-year and ten-year periods ended December 31, 2009. The table also provides average annual returns for a comparative market index for the Balanced Fund. The market index shown does not include an allowance for fees and expenses that an investor would pay to invest in the securities that comprise the index. The Balanced Fund has had changes in fees and expenses applicable to it during and after the periods for which performance is shown, and performance shown would have been different had current fees and expenses been applicable for the entire period(s). The past performance of the Balanced Fund or the index shown is no guarantee of future performance.

	Periods Ended December 31, 2009
Average Annual Total Returns(1)	1 Year	5 Year	10 Years	Inception Date
Balanced Fund	21.15%	1.43%	3.08%	01/02/92
60% Russell 1000 Index/40% Barclays Capital U.S. Aggregate Bond Index	19.50%	2.77%	2.54%

(1)	The Balanced Fund participates in the State Street Bank securities lending program as described under “Information with Respect to the Funds—Loans of Portfolio Securities.” The cash collateral received by the Balanced Fund in connection with the securities lending program is invested in cash collateral funds that utilize constant ($1.00 per unit) amortized cost pricing although such cash collateral funds, at December 31, 2009, had an average value on a mark-to-market basis of a lower amount per unit. The returns shown in the table above are based on amortized cost pricing of these cash collateral funds because such funds have effected (and continue to effect) purchases and redemptions of interests therein at 100% of principal invested, and purchases and redemptions of Units of the Balanced Fund were effected (and continue to be effected) at net asset values that do not reflect mark-to-market valuations. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Summary of Deductions and Fees. The table below provides information regarding the various costs and expenses of the Collective Trust with respect to an investment in the Balanced Fund. These estimated annual expenses are stated as a percentage of the assets of the Balanced Fund. The Program Expense Fees and Trust, Management and Administration Fees are calculated based on the total assets of the Program as of December 31, 2009 and utilizing fee rates in effect on or about January 19, 2010, and Other Fees is calculated based on an estimate of expected expenses for 2010. For a discussion of the manner in which deductions and feeds are calculated and the portions of these deductions and fees paid to certain parties in connection with the Program, see “Deductions and Fees.”

	Investment Advisor Fees(1)(2)	Program Expense Fees(1)	Trust, Management and Administration Fee and Other Fees(1)(3)(4)	Acquired Fund Fees and Expenses(5)	Total Fees	Approximate Assets as of December 31, 2009 (in millions)(1)
Balanced Fund	.274%	.601%	.223%	.004%	1.075%	285

(1)	This table is based on approximate assets of the Collective Trust on December 31, 2009, which totaled $3,412 million. For purposes of this table, Balanced Fund assets invested through, respectively, the Bond Core Plus Fund and the Large Cap Equity Fund are included under the Balanced Fund, and fees payable by the Bond Core Plus Fund and the Large Cap Equity Fund attributable to assets of the Balanced Fund invested therein are assumed to be payable by the Balanced Fund. The table is based on the approximate allocation of the Program’s assets among the investment options and the Balanced Fund as of December 31, 2009, The table does not give effect to the changes to the Program expected to occur in connection with the substitution of Northern Trust as trustee of the Collective Trust as described in “Recent and Expected Changes to the Program; Role of Northern Trust.”
(2)	Investment Advisor fees are payable based on a percentage of daily net assets.
(3)	The Trust, Management and Administration Fee is 0.114% of the assets of the Balanced Fund.
(4)	Includes the amortization of deductions and fees relating to recurring operational expenses, such as printing, legal, registration, consulting and auditing expense, including consulting fees payable to Northern Trust. The table does not include fees for the Self-Managed Brokerage Account.
(5)	The Balanced Fund invests at least some of its assets directly or indirectly through collective investment funds maintained by State Street Bank. As a result, investors in the Balanced Fund indirectly bear expenses of those underlying collective investment funds, including audit, administration and legal fees.

TERMINATED FUNDS

As of July 2, 2009 the previously offered Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund and Small-Cap Equity Fund (the “Terminated Funds”) were eliminated. The Collective Trust no longer offers Units in the Terminated Funds, and performance of the Terminated Funds is presented for information purposes only.

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

INFORMATION WITH RESPECT TO THE FUNDS

Investment Prohibitions.

Except as otherwise described in this paragraph, no Managed Fund or Index Fund will:

•

trade in foreign currency, except for transactions incidental to the settlement of purchases or sales of securities for the Fund and derivatives transactions in foreign currency to the extent permitted under “Derivative Instruments”;

•	make an investment in order to exercise control or management over a company;

•

make short sales, unless the Fund has, by reason of ownership of other securities, the right to obtain securities of a kind and amount equivalent to the securities sold, which right will continue so long as the Fund is in a short position;

•

issue senior securities or trade in commodities or commodity contracts, other than options or futures contracts (including options on futures contracts) with respect to securities or securities indices, and except as described under “Derivative Instruments;”

•	write uncovered options;

•

purchase real estate or mortgages, provided that a Fund may buy shares of real estate investment trusts listed on U.S. stock exchanges, and the International All Cap Equity Fund and the International Index Equity Fund may buy shares of comparable real estate investment vehicles traded on established foreign exchanges, if such purchases are consistent with the investment objective and restrictions set forth in the fund declaration for the respective Fund;

•	invest in the securities of registered investment companies;

•	invest in oil, gas or mineral leases;

•	purchase any security on margin or borrow money, except for short-term credit necessary for clearance of securities transactions or, in the case of the Index Funds, for redemption purposes;

•

make loans, except by (i) the purchase of marketable bonds, debentures, commercial paper and similar marketable evidences of indebtedness, (ii) engaging in repurchase agreement transactions and (iii) with respect to the Managed Funds and the All Cap Index Equity Fund, making loans of portfolio securities; or

•	underwrite the securities of any issuer.

Notwithstanding the foregoing restrictions, assets of the Funds may be invested indirectly in exchange traded funds, money market funds or short-term registered mutual funds to the extent any investment funds maintained by State Street Bank underlying such Funds invest in such funds, and the Funds may invest in these funds in connection with their transition through the changes described under “Recent and Expected Changes to the Program; Role of Northern Trust” to the extent consistent with their respective investment objectives.

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

The foregoing restrictions with respect to industry and issuer concentration do not apply to the Index Funds or the indexed portions of the Large Cap Equity Fund or Small-Mid Cap Equity Fund (to the extent that the replicated index is concentrated in a specific industry or issuer) or the International All Cap Equity Fund (to the extent it may invest in international index equity funds), nor do they apply to the Real Asset Return Fund, the Retirement Date Funds or the Target Risk Funds.

The foregoing restriction on issuer concentration does not apply to the portion of the International All Cap Equity Fund advised with the assistance of First State Investment International Limited, which we refer to as First State. In lieu of such issuer concentration restriction, State Street has directed First State not to recommend an investment, and State Street will not cause the International All Cap Equity Fund to make an investment, in the securities of an issuer (other than the U.S. government and its agencies and other than short-term investment funds maintained by First State or State Street or its affiliates) if that investment would cause more than 8% of the portion of the Fund’s net assets allocated to First State to be invested in the securities of that issuer, determined at the time of purchase.

Except as described under “Derivative Instruments,” State Street has no present intention of causing any Fund to invest in options and financial futures contracts and other derivatives, and will not do so without prior notification to investors.

The Funds that invest in fixed income securities may also purchase such securities for future delivery on a “to be announced” or “TBA” basis where the price and coupon are determined at the time of purchase but the collateral for such securities is not determined until immediately before the securities are delivered. Investing in TBA securities carries risks similar to investing in “when-issued” securities. See “Stable Asset Return Fund—Risk Factors,” “Bond Core Plus Fund—Risk Factors,” “Bond Index Fund—Risk Factors” and “Balanced Fund—Risk Factors.”

Unless otherwise indicated herein, if a percentage restriction set forth in this Annual Report on Form 10-K is adhered to at the time of investment, a subsequent increase or decrease in a percentage resulting from a change in the values of assets will not constitute a violation of that restriction.

Loans of Portfolio Securities. For the purpose of achieving income, the Managed Funds, the All Cap Index Equity Fund and the Retirement Date Funds, as well as the Balanced Fund, may lend a portion of their portfolio securities to brokers, dealers and other financial institutions, provided that these activities are conducted in accordance with the applicable requirements of ERISA, including:

•

the loan is secured continuously by collateral consisting of cash, U.S. government securities or irrevocable letters of credit maintained in an amount at least equal to the daily mark-to-market value of the securities loaned;

•	the Managed Funds, the All Cap Index Equity Fund, the Retirement Date Funds and the Balanced Fund may at any time call the loan and obtain the return of the securities loaned; and

•	the Managed Funds, the All Cap Index Equity Fund, the Retirement Date Funds and the Balanced Fund will receive any interest or dividends paid on the loaned securities.

When a Managed Fund, the All Cap Index Equity Fund, a Retirement Date Fund or the Balanced Fund lends portfolio securities, its investment performance will continue to reflect changes in the value of the securities loaned, and the Managed Fund, the All Cap Index Equity Fund, the Retirement Date Fund and the Balanced Fund will also receive income from lending their securities (which may include earnings on cash collateral). State Street Bank administers the securities lending activities of these Funds. A portion of the income generated upon investment of cash collateral is remitted to the borrowers of securities, and the remainder, if any, is allocated between the Fund lending the securities and State Street Bank in its capacity as lending agent. State Street Bank also receives fees for managing the cash collateral funds. See Item 1A, “Risk Factors—Risks Related to Securities Lending.” State Street has undertaken to use reasonable best efforts to wind down the participation of these Funds in the State Street Bank securities lending program for the foreseeable future with the ultimate objective of terminating such participation. State Street has fully exercised all rights afforded by State Street Bank to the Collective Trust and other participants in the State Street Bank securities lending program to reduce the Collective Trust’s level of outstanding securities loan balances in 2009, and expects to continue to do so on an ongoing basis, to the extent permitted under the State Street Bank securities lending program.

Valuation of Units. The following discussion relates to all the Funds other than the Stable Asset Return Fund, the Retirement Date Funds and the Target Risk Funds. For information related to the valuation of Units in the Stable Asset Return Fund, the Retirement Date Funds and the Target Risk Funds see “Stable Asset Return Fund,” “Retirement Date Funds,” and “Target Risk Funds,” respectively. An investor’s interest in a Fund is represented by the value of the Units credited to the investor’s account for that Fund. The number of Units purchased with a contribution or transfer or allocation of assets to a Fund is the quotient of the amount so allocated to the Fund divided by the per Unit value of the Fund calculated as of the end of the regular trading session of the New York Stock Exchange on the Business Day the contribution is credited to the Fund by State Street Bank (normally, 4:00 p.m. Eastern time). The Units themselves are not traded on the New York Stock Exchange or any other exchange. Once a number of Units has been credited to an investor’s account, this number will not vary because of any subsequent fluctuation in the Unit value. The value of each Unit, however, will fluctuate with the investment experience of the particular Fund, which reflects the investment income and realized and unrealized capital gains and losses of that Fund. Unit values for the Funds are determined as of the close of the regular trading session of the New York Stock Exchange on each Business Day. The Unit value for each Fund is the value of all assets of the Fund, less all liabilities of the Fund, divided by the number of outstanding Units of the Fund prior to adjustment for any contributions, transfers or withdrawals with respect to the Fund. State Street has delegated to State Street Bank the responsibility to determine the value of each Fund based on the market value of each Fund’s portfolio of securities. Consistent with the

Securities and Exchange Commission’s rules applicable to the periodic determination of the net asset value of redeemable securities, in the determination of Unit values for the Funds, State Street Bank reflects changes in holdings of portfolio securities no later than the first Business Day following the trade date.

A recorded message providing per Unit values for the Funds as of the close of business on the previous Business Day is available at (800) 826-8905.

State Street Bank generally values each Fund’s portfolio of securities based on closing market prices or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by State Street Bank to be unreliable, the fair value of the particular securities or assets is determined in good faith by State Street. For market prices and quotations, as well as some fair value methods of pricing, State Street or State Street Bank may rely upon securities prices provided by pricing services, the Investment Advisor(s) or independent dealers. For the reasons set forth in Item 1A, “Risk Factors—Risks Related to Securities Lending,” State Street Bank currently determines the value of Units of each Fund that participates in its securities lending program consistent with its utilization of the amortized cost price of $1.00 per unit for purchases and sales of interests in its cash collateral funds described therein notwithstanding that the mark-to-market values of the Funds’ interests in such cash collateral funds are less than $1.00.

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

Certain other types of securities, including those discussed below in this paragraph, may be priced using fair value rather than market prices. For instance, State Street Bank may use a pricing matrix to determine the value of fixed-income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds. Each of these funds may, under certain circumstances, use fair value pricing in determining their net asset values.

For a discussion of the valuation of Units in the Stable Asset Return Fund, see “Stable Asset Return Fund—Valuation of Units.”

Transfers. Transfers to and withdrawals from any of the Funds, as well as transfers to and withdrawals from the Self-Managed Brokerage Accounts and withdrawals from the Balanced Fund, will be effective on the day instructions are received if such instructions are received on a Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the investment options, and special restrictions on transfers in some cases, see “Transfers Among Investment Options and Withdrawals.”

Performance Information. Each Fund may, from time to time, report its performance in terms of the Fund’s total return. A Fund’s total return is determined based on historical results and is not intended to indicate future performance. A Fund’s total return is computed by determining the average annual compound rate of return for a specified period which, when applied to a hypothetical $1,000 investment in the Fund at the beginning of the period, would produce the redeemable value of that investment at the end of the period. Each Fund may also report a total return computed in the same manner but without annualizing the result. Each Managed Fund, the Real Asset Return Fund and each Target Risk Fund may, from time to time, report the composite performance of accounts of its respective Investment Advisor(s) that employ investment strategies similar to those of such Fund.

DERIVATIVE INSTRUMENTS

The Funds will not engage in transactions in derivative instruments, except as described below. Derivatives, which are financial instruments the value of which is derived from the value of other instruments or assets, include futures, options, swaps, swaptions, caps or floor contracts or foreign currency hedging contracts. Collateralized mortgage obligations, which we refer to as CMOs, and other mortgage-backed securities, as well as asset-backed securities, are considered derivative securities because their value is derived from the cash flows from their underlying assets, such as the mortgages or accounts receivable.

•

The indexed portions of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund, the International All Cap Equity Fund (to the extent it may invest in international index equity funds) and the Index Funds may engage in transactions in stock index futures and options for hedging purposes and as a substitute for comparable market positions in the securities held by each such Fund (with respect to the portion of its portfolio that is held in cash items—for example, pending investment or to pay for redemption requests).

•

The International All Cap Equity Fund, the International Index Equity Fund, and, to a lesser extent, the other Funds that invest in securities denominated in foreign currencies may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described in the third paragraph below.

•

The Bond Core Plus Fund and the Bond Index Fund may, subject to limitations, invest in futures, options, swaps, swaptions, forwards, mortgage-backed securities, including asset-backed securities, CMOs, interest only (IO) and principal only (PO) strips. Interest-only and principal-only stripped mortgage-backed securities are considered derivatives because their value is derived from that of the underlying mortgage-backed bonds.

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

The Real Asset Return Fund may invest in derivative securities as described in “Real Asset Return Fund.”

The Retirement Date Funds may invest in derivative securities as described in “Retirement Date Funds.”

The Target Risk Funds may invest in derivative securities as described in “Target Risk Funds.”

The Funds may engage in transactions in derivatives in connection with their transition through the changes described under “Recent and Expected Changes to the Program; Role of Northern Trust” to the extent consistent with their respective investment objectives.

Foreign Currency Exchange Contracts. All of the Funds that may invest in securities denominated in foreign currencies may enter into forward foreign currency exchange contracts to hedge against exchange rate-related fluctuations in the U.S. dollar price of the security. In addition, the International All Cap Equity Fund and the International Index Equity Fund may sell or buy a particular foreign currency (or another currency that acts as a proxy for that currency) when the Investment Advisor believes that the currency of a particular foreign country may move substantially against another currency. A forward foreign currency exchange contract involves an obligation to purchase or sell a specific amount of a specific currency at a future date, which may be any fixed number of days from the date of the contract agreed upon by the parties, at a price set at the time of the contract. A Fund can use such contracts to reduce its exposure to changes in the value of the currency it will deliver and increase its exposure to changes in the value of the currency into which it will be exchanged. The effect on the value of a Fund is similar to selling securities denominated in one currency and purchasing securities denominated in another. U.S. dollar-denominated American Depositary Receipts, which we refer to as ADRs, which are issued by domestic banks and are traded in the United States on exchanges or over-the-counter, are available with respect to many foreign securities. ADRs do not lessen the foreign exchange risk inherent in investment in the securities of foreign issuers; however, by investing in ADRs rather than directly in the foreign issuers’ stock, a Fund can avoid currency risks during the settlement period for purchases or sales without having to engage in separate foreign currency hedging transactions.

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

Swap Agreements. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows measured by different interest rates, exchange rates, indices or prices, with payments generally calculated by reference to a principal, which we refer to as notional, amount or quantity. Swap contracts are not traded on exchanges; rather, banks and dealers act as principals in these markets. Because swap agreements are two-party contracts and may have terms of greater than seven days, such agreements may be considered to be illiquid. Moreover, an investor bears the risk of loss of the amount expected to be received under a swap agreement in the event of the default or bankruptcy of a swap agreement counterparty. The swaps market is largely unregulated by the United States or any foreign governmental authority, and it is possible that developments in the swaps market, including potential government regulation, could adversely affect an investor’s ability to terminate existing swap agreements or to realize amounts to be received under these agreements.

Futures and Futures Options. There are several risks associated with the use of futures and futures options. Futures and options contracts may not always be successful hedges and their prices can be highly volatile. Using these contracts could lower a fund’s total return and the potential loss from their use can exceed a fund’s initial investment in these contracts. There can be no guarantee that there will be a correlation between price movements in the hedging vehicle and in the portfolio securities being hedged. An incorrect correlation could result in a loss on both the hedged securities and the hedging vehicle so that the portfolio return might have been greater had hedging not been attempted. There can be no assurance that a liquid market will exist at a time when an investor seeks to close out a futures contract or a futures option position. Many futures exchanges and boards of trade limit the amount of fluctuation permitted in futures contract prices during a single day; once the daily limit has been reached on a particular contract, no trades may be made that day at a price beyond that limit. In addition, some of these instruments are relatively new and without significant trading history. As a result, there is no assurance that an active secondary market will develop or continue to exist. Lack of a liquid market for any reason may prevent an investor from liquidating an unfavorable position even though the investor would remain obligated to meet margin requirements until the position is closed.

Certain Funds may engage in forward trading. None of the U.S. Commodity Futures Trading Commission, which we refer to as CFTC, the National Futures Association, which we refer to as NFA, futures exchanges or banking authorities currently regulate privately negotiated over-the-counter transactions executed in the inter-bank currency markets (i.e., non-retail forex). If a fund engages in forward trading, it will do so by entering into such privately negotiated transactions. This trading would take place in unregulated markets rather than on futures exchanges subject to the jurisdiction of the CFTC, NFA or other regulatory bodies. Fund funds on deposit with the counterparties with which the Funds would trade such forward contracts are not protected by the same segregation requirements imposed on CFTC-regulated commodity brokers in respect to customer funds deposited with them. Although the Funds would deal with major financial institutions as counterparties to forward trading, the insolvency or bankruptcy of a counterparty could subject a Fund to the loss of its entire deposit with such counterparty. The forward markets are well established; however, it is impossible to predict how these markets would react during periods of unusual market conditions.

INVESTMENT ADVISORS

State Street has retained the services of various persons or entities, which we refer to as Investment Advisors, to assist it in the exercise of its investment responsibility with respect to the Funds or various portions thereof. Each Investment Advisor recommends to State Street investments and reinvestments of the assets allocated to it in accordance with the investment policies of the applicable Fund or Funds. State Street exercises discretion with respect to the selection and retention of the Investment Advisors and may remove an Investment Advisor at any time, upon consultation with Northern Trust as investment fiduciary to the extent described under “ABA Retirement Funds”, and otherwise subject to consultation with ABA Retirement Funds. State Street may also change at any time the allocation of assets among Investment Advisors where a Fund has more than one Investment Advisor, subject to consultation with Northern Trust to the extent described under “ABA Retirement Funds.” See “Recent and Expected Changes to the Program; Role of Northern Trust.”

Recommendations to buy and sell securities for the Funds are made by Investment Advisors in accordance with the investment policies and restrictions of the Funds, subject to monitoring and approval by State Street. Investment recommendations for the Funds are not necessarily made consistently with those of other investment accounts managed by the Investment Advisors. Occasions may arise, however, when an Investment Advisor makes the same investment recommendation to more than one of its clients’ accounts. In such circumstances, State Street believes that the Investment Advisors will adhere to the following practices: The practice of each Investment Advisor is to allocate these purchases or sales to be executed in connection with these recommendations insofar as feasible among its various clients in a manner it deems equitable. The principal factors which the Investment Advisors consider in making these allocations are the relative investment objectives of their clients, the relative size of the portfolio holdings of the same or comparable securities and the then remaining availability in the particular account of funds for investment. Portfolio securities held by one client of an Investment Advisor may also be held by one or more of its other clients. When two or more of an Investment Advisor’s clients are engaged in the simultaneous sale or purchase of securities, the Investment Advisor allocates the transactions as to amount in accordance with formulas deemed to be equitable as to each client. There may be circumstances under which purchases or sales of portfolio securities for one or more of an Investment Advisor’s clients will have an adverse effect on other clients.

Transactions on stock exchanges (such as the NYSE and NASDAQ) on behalf of the Funds involve the payment of negotiated brokerage commissions. There is generally no stated commission in the case of securities traded in the over-the-counter markets, but the price of those securities includes an undisclosed commission or mark-up. The cost of securities purchased from underwriters includes an underwriting commission or concession, and the prices at which securities are purchased from and sold to dealers include a dealer’s mark-up or mark-down.

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

SELF-MANAGED BROKERAGE ACCOUNTS

Self-Managed Brokerage Accounts are not included in the Collective Trust and are not registered under the Securities Act of 1933. They are described in this Annual Report on Form 10-K for information purposes only.

As an additional investment option under the Program, State Street Bank, through its affiliate State Street Global Markets, LLC, makes available a Self-Managed Brokerage Account. The Self-Managed

Brokerage Account is available for all plans unless the Employer elects not to make it available for its plan. State Street and State Street Bank permit an Investor (as defined in “Contributions and Investment Selection”) whose plan includes the Self-Managed Brokerage Account as an investment option to authorize, at the Investor’s own cost, a third party “investment manager,” as defined in Section 3(38) of ERISA, to trade that Investor’s Self-Managed Brokerage Account. With the exception of certain in-kind rollover contributions, contributions cannot be allocated directly to the Self-Managed Brokerage Account, but must first be allocated to one or more of the Funds and then transferred to the Self-Managed Brokerage Account. In-kind rollover contributions may be allocated directly to the Self- Managed Brokerage Account, subject to prior approval of State Street. Assets in a Self-Managed Brokerage Account may be invested in publicly traded debt and equity securities and mutual funds. Some types of investments, such as options, futures, commodities, foreign securities (other than American Depositary Receipts), initial public offerings, bulletin board stocks, privately traded limited partnerships, commercial paper, bank investments and insurance investments, cannot be made in a Self-Managed Brokerage Account. Margin trading and short selling are not permitted in Self-Managed Brokerage Accounts. For more information regarding the Self-Managed Brokerage Account, please call (800) 348-2272.

The Self-Managed Brokerage Account generally is funded, in accordance with Program rules established by State Street Bank, through “Core Funds,” which is defined as all investment options, but excluding the Self-Managed Brokerage Account. To establish a Self-Managed Brokerage Account, an Investor must transfer initially a minimum of $2,500 from the Investor’s Core Funds to the Self-Managed Brokerage Account, provided that the Investor must at all times maintain in the Investor’s Core Funds the greater of $1,000 and 5% of the Investor’s entire account balance (including, for purposes of the 5% calculation, the assets in the Participant’s Self-Managed Brokerage Account). After the initial transfer, an Investor may make transfers of not less than $500 from the Core Funds to the Self-Managed Brokerage Account. No transfer from the Core Funds will be permitted to the extent that such transfer would cause the Investor’s Core Funds to fall below the required minimum.

Satisfaction of the requirement for maintenance of a minimum account balance of an Investor’s Core Funds will be based on the most recent valuations of the investment options, which are valued daily. If the value of an Investor’s Core Funds falls below the greater of $1,000 and 5% of the Investor’s aggregate account balances in all investment options (including, for purposes of the 5% calculation, the assets in the Participant’s Self-Managed Brokerage Account), the Investor will not be permitted to transfer assets to the Self-Managed Brokerage Account until the required minimum in the Investor’s Core Funds is again met.

At the discretion of State Street Bank, a Self-Managed Brokerage Account may be funded through in-kind transfers from other tax-qualified retirement plans. The foregoing account balance minimums and transfer restrictions with regard to the Core Funds remain in effect.

CONTRIBUTIONS AND INVESTMENT SELECTION

The person or entity responsible for allocating the assets of a plan among the investment options, which we refer to as the Investor, may be either the Participant, the Employer or the plan trustee depending on the terms of the plan.

Contributions are credited on the day of receipt if they are accompanied or preceded by proper allocation instructions and are received by 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on a Business Day. Contributions received after that time will be credited on the following Business Day. Remittance of a contribution which is believed to be incorrect or failure to provide instructions as to the particular Investor account to which a contribution should be deposited may result in a delay in crediting contributions.

Contributions allocated to the Funds are used to purchase Units in the Funds at the per Unit values of the Fund, calculated as of the close of the regular trading session of the New York Stock Exchange on the Business Day on which the contributions are credited. With the exception of certain in-kind rollover contributions, contributions cannot be allocated directly to the Self-Managed Brokerage Account, but must first be allocated to one or more of the Funds and then transferred to the Self-Managed Brokerage Account. In-kind rollover contributions may be allocated directly to the Self-Managed Brokerage Account, subject to prior approval of State Street. Also, contributions no longer can be allocated to the Balanced Fund. See “Balanced Fund.”

TRANSFERS AMONG INVESTMENT OPTIONS AND WITHDRAWALS

Transfers among offered investment options may be authorized at any time, subject to the terms and restrictions applicable to each investment option as discussed below under “—Frequent Trading; Restrictions on Transfers.” A specified whole percentage or whole dollar amount or the total investment in an investment option may be transferred. Transfers will be made on the day the Program receives properly authorized instructions from the Investor, provided that these instructions are received not later than 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on a Business Day. Transfer requests received after that time will be made on the next Business Day. Transfers may no longer be made into the Balanced Fund. Transfers involving Funds and withdrawals from the Balanced Fund are effected based upon the relative Unit values of the Funds or the Balanced Fund as determined at the close of the regular trading session of the New York Stock Exchange on the effective date of the transfer. There is no fee for transfers among investment options.

Transfer requests may be made by telephone through the Voice Response Unit or a Participant Services Representative or via the Internet Web site. Call the Program at (800) 348-2272 to make telephone transfers. All telephone transfer instructions are recorded. By authorizing telephone transfers, the Investor consents to such recording. The Program will accept telephone transfer instructions from any person who provides the correct identifying information. Consequently, this service may entail additional risks. The Program reserves the right, subject to the approval of ABA Retirement Funds, to cancel telephone transfer services at any time without advance notice to Investors. Transfer requests may also be made through the Program’s Web site by accessing www.abaretirement.com. The Investor must use the correct identifying information in order to gain access to such Investor’s account through the Internet. Transfers will be effective as of a particular Business Day if confirmed on the Internet no later than 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on that Business Day. Transfers confirmed after that time will be made on the next Business Day. In addition, a “Transfer Among Investment Options” form may be sent to ABA Retirement Funds Program, P.O. Box 5142, Boston, Massachusetts 02206-5142.

Frequent Trading; Restrictions on Transfers. Short-term or other excessive trading into and out of a Fund may harm its performance by disrupting portfolio management strategies and by increasing expenses. The policy of State Street, as trustee, is to discourage such trading. The International All Cap Equity Fund and the International Index Equity Fund have both adopted a specific excessive transfer restriction with respect to an Investor’s ability to make transfers into the International All Cap Equity Fund or the International Index Equity Fund. Under this restriction, Investors may make not more than one transfer into the International All Cap Equity Fund or the International Index Equity Fund within any 45 calendar day period. There are no restrictions on an Investor’s ability to make transfers out of the International All Cap Equity Fund or the International Index Equity Fund on any Business Day. The International All Cap Equity Fund and the International Index Equity Fund have adopted this restriction to reduce potential disruptions to such Fund that could potentially affect its investment performance. An Investor who is unable to make a transfer into the International All Cap Equity Fund or the International Index Equity Fund as a result of this restriction will not achieve the investment results, whether gain or loss, that would have been achieved if the transfer were implemented. The International All Cap Equity Fund, the International Index Equity Fund and their respective other Investors do not incur any gain or loss as a result of such inability of such Investor to make a transfer.

State Street, as trustee, reserves the right to take such additional actions with respect to excessive trading activity in the International All Cap Equity Fund, the International Index Equity Fund or other investment options, such as the rejection of transfer requests, as it may, in its discretion, deem appropriate and in the best interests of all Investors to curtail excessive trading. In addition, to discourage short-term trading, State Street Bank, as State Street’s agent, may use fair value pricing in certain circumstances, as discussed under “Information With Respect to the Funds—Valuation of Units.”

State Street reserves the right to suspend withdrawals from or transfers to any Fund or a Self-Managed Brokerage Account or transfer or withdrawals from the Balanced Fund at any time during which any market or stock exchange on which a significant portion of the investments of a Fund, a Self-Managed Brokerage Account or the Balanced Fund are quoted is closed or during which dealings thereon are restricted or suspended. In addition, State Street reserves the right to suspend withdrawals or transfers to or from any Fund or transfer or withdrawals from the Balanced Fund at any time during which (a) there exists any state of affairs which, in the reasonable opinion of State Street, constitutes an emergency as a result of which disposition of the assets of a Fund or transfer or withdrawals from the Balanced Fund would not be reasonably practicable or would be seriously prejudicial to the holders of Units of a Fund or the Balanced Fund, (b) there has been a breakdown in the means of communication normally employed in determining the price or value of any of the investments of a Fund or the Balanced Fund, or of current prices on any stock exchange on which a significant portion of the direct or indirect investments of such Fund or the Balanced Fund are quoted, or when for any reason the prices or values of any investments owned by such Fund cannot reasonably be promptly and accurately ascertained, or (c) the transfer of funds involved in the realization or acquisition of any investment cannot, in the reasonable opinion of State Street, be effected at normal rates of exchange. In addition, transfers and withdrawals from the Stable Asset Return Fund may be suspended or limited temporarily if the amount of liquid assets in the Stable Asset Return Fund is insufficient to satisfy all withdrawal or transfer requests.

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

PARTICIPANT ADVISOR SERVICE

The Program, with the approval of ABA Retirement Funds, has engaged ING Investment Advisors, LLC, which we refer to as ING Investment Advisors, an investment adviser registered under the Investment Advisers Act of 1940, as amended, and a subsidiary of ING Services, to make available to Participants through its call center the services of its investment advisor representatives for the telephonic delivery of investment advice and account maintenance and an Internet-based personalized defined contribution plan asset allocation investment advisor service, which we refer to as the Online Advisor Service. ING Services is a wholly owned subsidiary of ING Group, a Netherlands-based financial services company. The advisory service model described herein is based on Department of Labor Advisory Opinion 2001-09A.

ING Investment Advisors provides to Investors who are Participants (or beneficiaries) in plans adopted under the American Bar Association Members Retirement Plan (and certain individually designed defined contribution plans) individualized investment advice regarding the designated investment options under the Program over the telephone through its investment advisor representatives or via the Internet through access to the Online Advisor Service Web site. The Online Advisor Service provides retirement forecasts and advice, utilizing the computer program of Financial Engines, Inc.®, which we refer to as FE, which is not affiliated with ING Investment Advisors, to analyze market conditions and the Funds available under the Collective Trust, as well as information provided by the Investor through an electronic questionnaire or through discussions with an investment advisor representative over the telephone. Based on this analysis, the FE computer program will generate specific portfolio recommendations to the Investor as to the allocation of account balances among the Funds. The computer program is based upon the application of economic models and formulae developed by FE that are not specific to ING Investment Advisors or its affiliated companies, or the investment options, but are based on generally accepted financial planning and investment principles. Hence, ING Investment Advisors does not have any discretion regarding the allocation recommendations generated by the computer program.

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

Investors are solely responsible for determining whether to use or follow the investment advice provided by ING Investment Advisors. Additional information regarding this service may be obtained from the Program’s Participant Services Line at (800) 348-2272.

The fees for the Online Advisor Service are included in the program expense fee payable to ING Life. Because the program expense fee is charged against the Unit values of the Funds, all Participants investing in the Funds effectively bear the cost of the Online Advisor Service, regardless of whether they actually use the service. See “Deductions and Fees.”

Separately, an Investor may elect to receive advice through a call center investment advisor representative and to have the Investor’s account advised and managed by ING Investment Advisors through the Professional Account Manager program. By making this election, Investors delegate discretionary management of their account to ING Investment Advisors. An Investor electing to receive such services will incur a monthly charge payable directly from the Investor’s account as of the last day of each month for which the Investor has elected to receive such advice, based upon the following fee schedule:

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

Advisory services are provided by ING Investment Advisors for which Financial Engines® Advisors, LLC acts as sub advisor. ING Investment Advisors does not give tax or legal advice. If you need tax advice, contact your accountant or lawyer; if you need legal advice, contact your lawyer. For more information about the advisory services provided by ING Investment Advisors, please read the ING Advisor Service Disclosure Statement. The Disclosure Statement may be viewed online by accessing the ING Advisor Service link from the Program’s Web site at www.abaretirement.com or may be requested from an ING Financial Advisor by calling the Program’s Participant Services Line at (800) 348-2272.

ADDITIONAL INFORMATION

Persons who are Employers or who are responsible for allocating assets under a particular plan may obtain administrative, investment allocation and transfer forms or additional information by:

•	calling the Program at (800) 348-2272 between 8:00 a.m. and 8:00 p.m. Eastern time;

•	calling the Program’s FaxBack line at (877) 202-3930; or

•	accessing the Program’s Web site at www.abaretirement.com.

A Participant may also obtain forms from his or her Employer, or by using one of the methods outlined above.

For information regarding enrollment in the Program, Eligible Employers may call the Program at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to ABA Retirement Funds Program, P.O. Box 5142, Boston, Massachusetts 02206-5142.

For Unit values for the current Funds, and for the 30-day yield of the Bond Core Plus Fund and the Bond Index Fund, call the Program’s daily rate line at (800) 826-8905.

For a recorded message providing current account information, call the Program at (800) 348-2272.

ADOPTION OF PROGRAM

Sole practitioners, partnerships (including limited liability companies) and professional corporations engaged in the practice of law may adopt the Program if they or at least one of their partners or shareholders, as the case may be, is a member or associate of the American Bar Association or of a state or local bar association that is represented in the ABA’s House of Delegates. State or local bar associations represented in the ABA’s House of Delegates may also adopt the Program for their own employees subject to limitations imposed by the Internal Revenue Code. An organization that is not engaged in the practice of law may also be eligible to adopt the Program if it is closely associated with the legal profession, receives the approval of ABA Retirement Funds, and has, as an owner or a member of its governing board, a member or associate of the American Bar Association. The retirement program specialists engaged by or through State Street or State Street Bank are available to help individuals and organizations determine whether they are eligible to adopt the Program.

Eligible Employers that elect to participate in the Program may do so either by adopting one or both of the American Bar Association Members Defined Benefit Pension Plan and the American Bar Association Members Retirement Plan, the two ABA Members Plans sponsored by ABA Retirement Funds, or through their own individually designed plans. The ABA Members Plans are master plans designed to qualify under section 401(a) of the Internal Revenue Code.

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

Assets contributed under master plans are held by State Street Bank as trustee of the Retirement Trust. Assets invested through individually designed plans are held by State Street Bank as trustee of the Pooled Trust. Assets contributed to each of these trusts are invested in the investment options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of each plan. In accordance with the plans, assets of the trusts are held for the benefit of the Participants. Pursuant to the above-described opinion letter, the Internal Revenue Service has determined the Retirement Trust to be a tax-exempt trust under section 501(a) of the Internal Revenue Code.

To adopt either the American Bar Association Members Defined Benefit Pension Plan or the American Bar Association Members Retirement Plan, an Eligible Employer must complete and execute an adoption agreement. The adoption agreement contains the basic features that must be considered in designing an appropriate master plan under the Program and effects the Eligible Employer’s adoption of the Retirement Trust to hold assets of the master plan. The Program’s retirement program specialists will assist Eligible Employers in the preparation of an adoption agreement. However, neither State Street Bank nor ING Services is authorized to give tax or legal advice, and Eligible Employers should consult with their tax or legal advisors prior to executing an adoption agreement. Depending on the form of adoption agreement adopted by an Eligible Employer and the other retirement plans, if any, maintained by the Eligible Employer, it may be advisable for an Eligible Employer to apply to the Internal Revenue Service for a determination of the qualified status of the master plan as adopted by the Eligible Employer.

An Eligible Employer which maintains an individually designed plan that is qualified under section 401(a) of the Internal Revenue Code may also participate in the Program and make use of the investment options, and in some cases the recordkeeping services, available under the Program by causing an adoption agreement for the Pooled Trust to be executed by the trustee of the individually designed plan. The trustee must demonstrate to ING Services, on behalf of State Street, that the participating trust is exempt from tax under section 501(a) of the Internal Revenue Code and that the related individually designed plan is qualified under section 401(a) of the Internal Revenue Code. The Program’s retirement program specialists will assist in the preparation of an adoption agreement. However, neither State Street Bank nor ING Services is authorized to give tax or legal advice, and Eligible Employers and the trustees of an individually designed plan should consult with their tax or legal advisors prior to executing an adoption agreement. Only plans qualified under section 401(a) of the Internal Revenue Code may participate in the Program. Eligible Employers should note that the Internal Revenue Code and related regulations place limits on the amount of assets that may be contributed to the plans, as well as on withdrawals from the plans.

For copies of the appropriate adoption agreements and further information concerning the steps to be taken to adopt the Program, call State Street Bank at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to State Street Bank and Trust Company, P.O. Box 5142, Boston, Massachusetts 02206-5142.

STATE STREET AND STATE STREET BANK

State Street is a wholly-owned subsidiary of State Street Bank which, in turn, is a wholly-owned subsidiary of State Street Corporation, a Massachusetts corporation and a bank holding company registered with the Federal Reserve Board pursuant to the Federal Bank Holding Company Act of 1956, as amended. State Street Corporation operates as a financial holding company pursuant to the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations. Effective as of December 1, 2004, State Street was substituted for State Street Bank as trustee of the Collective Trust. State Street was formed as a New Hampshire non-depository trust company as a result of a conversion of the charter of State Street Bank and Trust Company of New Hampshire, N.A., which we refer to as the National Bank, on October 25, 2004. As part of the conversion, State Street succeeded to the assets and liabilities of the National Bank and performs the operations previously performed by the National Bank and those relating to service as trustee of the Collective Trust. State Street’s principal office is located at 20 Trafalgar Square, Suite 449, Nashua, New Hampshire 03063.

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. As of December 31, 2009, State Street Bank had a total risk-based capital ratio of 19.0%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Corporation is a leading specialist in meeting the needs of institutional investors worldwide. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2009, State Street Bank and its affiliates on a consolidated basis had approximately $18.79 trillion of assets under custody and administration and had approximately $1.91 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

State Street is responsible for all the functions formerly performed by State Street Bank as trustee of the Collective Trust. State Street Bank has guaranteed to ABA Retirement Funds, the Collective Trust and those persons who from time to time have an interest in the Collective Trust the obligations of State Street as trustee of the Collective Trust, and the Collective Trust’s Declaration of Trust, as amended, provides that (i) in the event of an issuance or entry of a decree or order by an applicable state or federal bank regulator or court of competent jurisdiction declaring State Street bankrupt or insolvent, (ii) in the event State Street is prevented from serving as trustee of the Collective Trust by regulatory order or (iii) upon the seizure of State Street or any substantial part of its property by an applicable state or federal bank regulator or pursuant to an order of a court of competent jurisdiction, State Street Bank automatically will again become the trustee of the Collective Trust.

State Street Bank has entered into a master services agreement with State Street pursuant to which State Street Bank provides custodial and related services with respect to the Collective Trust and the Funds. State Street Bank serves as trustee of the Retirement Trust and the Pooled Trust and makes available the Self-Managed Brokerage Account option as described in this Annual Report on Form 10-K.

State Street and ING have entered into a Program Interface Agreement, which we refer to as the State Street Interface Agreement, pursuant to which, effective May 1, 2009, the parties have agreed to provide the services and information necessary to operate the Program pending the effective date of the Northern Fiduciary Services Agreement referred to under “Recent and Expected Changes to the Program; Rule of Northern Trust”.

For a description of certain expected changes to the above-described arrangements, see “Recent and Expected Changes to the Program; Role of Northern Trust.”

ING LIFE AND ING SERVICES

Pursuant to the Program Services Agreement, dated December 6, 2008, between ABA Retirement Funds and ING Life, which we refer to as the Program Services Agreement, effective as of May 1, 2009, ING Life, an affiliate of ING Services, provides the recordkeeping, communication, administration and marketing services to the Program theretofore provided by or through State Street Bank. ING Life has delegated to its affiliate, ING Services, responsibility for performing the services required of ING Life under the Program Services Agreement. While ING Services, as a signatory to the Program Services Agreement, has represented that it is obligated to perform the services required of ING Life under the Program Services Agreement pursuant to a services agreement between ING Life and ING Services, neither the engagement of ING Services nor the performance of services by ING Services relieves ING Life of any liability imposed upon ING Life under the Program Services Agreement with respect to such services.

ING Services and/or its affiliates directly distribute marketing materials on behalf of the Collective Trust. No distributors or broker-dealers who are unaffiliated with ING Services or its affiliates are utilized. The Program is marketed through advertising in legal periodicals, exhibiting at legal conventions and direct mail and phone solicitations to law firms. Firms that indicate an interest in the services made available through the Program are assigned a marketing representative who facilitates participation in the Program through phone or on-site discussions. ABA Retirement Funds is responsible for the selection, retention and oversight of ING Services and any affiliate thereof with respect to the foregoing services.

RECENT AND EXPECTED CHANGES TO THE PROGRAM; ROLE OF NORTHERN TRUST

ABA Retirement Funds, Northern Trust and Northern Trust Investments have entered into a Fiduciary Investment Services Agreement dated as of August 15, 2008, as amended, effective as of May 1, 2009, which we refer to as the Northern Fiduciary Services Agreement. The Northern Fiduciary Services Agreement provides, among other things, for the substitution of Northern Trust for State Street as trustee of the Collective Trust effective September 30, 2011, or if earlier, upon the effective date of a Succession and Assignment Agreement dated as of June 29, 2009 among Northern Trust, Northern Trust Investments, State Street and State Street Bank. The substitution of Northern Trust as trustee of the Collective Trust on a date earlier than September 30, 2011 is conditioned, in part, on the net asset value of the State Street cash collateral funds referred to in Item 1A, “Risk Factors–Risks Related to Securities Lending” reaching a weighted average of at least 99% of amortized cost valuation thereof. According to State Street, the net asset value of these cash collateral funds first reached this weighted average value of

99% of amortized cost as of February 26, 2010. The effective date of the Succession Agreement accordingly has been tentatively scheduled to occur on or about July 1, 2010, although it may occur earlier or later. We refer to the effective date of the Succession Agreement as the FISA Effective Date.

As permitted under the Northern Fiduciary Services Agreement, Northern Trust has determined to cause Northern Trust Investments to carry out Northern Trust’s obligations to act as trustee of the Collective Trust and related duties. From and after the FISA Effective Date, Northern Trust will be liable to the same extent as if Northern Trust had directly performed such obligations and related duties, and Northern Trust Investments will be responsible for all the functions currently performed by State Street in its capacity as trustee of the Collective Trust.

In accordance with the Northern Fiduciary Services Agreement, Northern Trust Investments has recommended an investment policy for the Program, which has been accepted by ABA Retirement Funds. Additionally, effective as of May 1, 2009, Northern Trust was appointed by ABA Retirement Funds to act as investment fiduciary for the Program to the extent described under “ABA Retirement Funds”, and as permitted by the Northern Fiduciary Services Agreement, Northern Trust has determined to utilize Northern Trust Global Advisors, Inc., a wholly-owned subsidiary of Northern Trust Corporation, to assist it to carry out Northern Trust’s obligations as investment fiduciary.

Northern Trust is a wholly-owned subsidiary of Northern Trust Corporation, a publicly-traded bank holding company registered with the Federal Reserve Board pursuant to the Federal Bank Holding Company Act of 1956, as amended. Northern Trust Corporation operates as a financial holding company pursuant to the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations. Northern Trust is an Illinois banking corporation and as of December 31, 2009 had a total risk-based capital ratio of 16%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. Northern Trust, Northern Trust Investments and their affiliates serve institutional investors worldwide. Northern Trust Investments’ customers include mutual funds, collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2009, Northern Trust and its affiliates on a consolidated basis had approximately $3.657 trillion of assets under custody and had approximately $627.2 billion of assets under management. Northern Trust’s principal offices are located at 50 South LaSalle Street, Chicago, Illinois 60603.

As described under “Information with Respect to the Funds,” certain Funds participate, directly or indirectly, in the State Street Bank securities lending program. As described under Item 1A, “Risk Factors—Risks Related to Securities Lending,” State Street Bank has imposed limitations with respect to withdrawal from the securities lending program (although these withdrawal limitations have not impacted Participants or Employers under the Program). Under the Succession Agreement, the FISA Effective Date is to occur within six months after limitations on withdrawal from the securities lending program have been lifted or the market value of the cash collateral funds employed in connection with securities lending has reached a specified level. It is currently expected that the FISA Effective Date will occur on or about July 1, 2010, although it may occur earlier or later. Prior to the FISA Effective Date, State Street will remain as trustee of the Collective Trust, and pursuant to amendments to the Administrative and Investment Services Agreement dated as of June 29, 2009 between ABA Retirement Funds and State Street Bank, as amended, which we refer to as the Administrative and Investment Services Agreement, and the Northern Fiduciary Services Agreement, Northern Trust, as investment fiduciary, from May 1, 2009 until the FISA Effective Date will exercise the rights previously held by ABA Retirement Funds to make recommendations to the Trustee regarding certain of the investment options and the engagement and termination of Investment Advisors with respect to such options, consistent with the investment policy for the Program developed by Northern Trust and accepted by ABA Retirement Funds. (Northern Trust, however, has not made, and has no authority to make, recommendations regarding management of the indexed portions of the Large Cap Equity Fund or the

Small-Mid Cap Equity Fund, or the All Cap Index Equity Fund, or the Retirement Date Funds.) Northern Trust has made recommendations and State Street has reviewed and evaluated the recommendations made and, giving full consideration to them as the Administrative and Investment Services Agreement requires, has made its determination as to those recommendations that should be implemented and those Investment Advisors that should be retained. The selection of Funds offered as investment options as described in this Annual Report on Form 10-K and the Investment Advisors thereof is consistent with State Street’s determinations.

The Northern Fiduciary Services Agreement provides that with respect to the designation of Northern Trust Investments as trustee of the Collective Trust, Northern Trust Corporation will guarantee, in writing, the obligations of Northern Trust Investments as trustee, and such guarantee has been executed and delivered to ABA Retirement Funds.

Commencing on the FISA Effective Date, Northern Trust will be paid a trust, management and administration fee based on the aggregate value of assets held by the Funds, excluding the Retirement Date Funds, at the following annual rate:

Value of Assets	Rate
First $1 billion	.115%
Next $2 billion	.08
Over $3 billion	.065

This fee will accrue daily and be paid to Northern Trust at the end of each calendar month. This fee is based upon the Funds line-up as described in this Annual Report on Form 10-K and the specific construction of each Fund relative to its Investment Advisor composition, custody and other Fund administration requirements. ABA Retirement Funds and Northern Trust reserve the right to change such fee should the Funds line-up or construction change in the future in a manner that changes Northern Trust’s costs of administering the Funds.

Also commencing on the FISA Effective Date, Northern Trust will be paid a Retirement Date Funds management fee of .115%, of the value of assets held by the respective Retirement Date Funds. This fee will accrue daily and be paid to Northern Trust at the end of each month.

Northern Trust, Northern Trust Investments and ING Services have entered into a Program Interface Agreement, which we refer to as the Northern Trust Interface Agreement, pursuant to which the parties have agreed to provide services and information to each other to the extent necessary or appropriate to operate the Program from and after the FISA Effective Date. ABA Retirement Funds is a third-party beneficiary of the Northern Trust Interface Agreement with the power to enforce its terms for the benefit of the Program.

In connection with the recent changes described above, effective July 2, 2009, the previously offered Large-Cap Value Equity Fund, the Large-Cap Growth Equity Fund, the Mid-Cap Value Equity Fund, the Mid-Cap Growth Equity Fund and the Small-Cap Equity Fund were terminated, and assets contributed to the Program may no longer be invested in any of these funds as of that date.

ABA RETIREMENT FUNDS

As sponsor of the Program, ABA Retirement Funds is responsible for the design of the Program documents, and the maintenance of the American Bar Association Members Defined Benefit Pension Plan, the American Bar Association Members Retirement Plan, the Retirement Trust and the Pooled Trust. ABA Retirement Funds has engaged State Street Bank to provide investment services and to make the investment options available under the Program. Under the Administrative and Investment Services Agreement, State Street Bank may substitute a wholly-owned subsidiary of State Street Bank as trustee of the Collective Trust, and effective as of December 1, 2004, State Street became the trustee of the Collective Trust.

Under the Administrative and Investment Services Agreement, ABA Retirement Funds has the right to designate an investment fiduciary with the authority to make recommendations to State Street regarding the addition or deletion of Funds as investment options and the engagement and termination of Investment Advisors. ABA Retirement Funds, with or without the assistance of a consultant, also monitors the performance of State Street, State Street Bank and the investment fiduciary. Pursuant to the Administrative and Investment Services Agreement and the Northern Fiduciary Services Agreement, ABA Retirement Funds has designated Northern Trust as investment fiduciary with certain rights and responsibilities under the Administrative and Investment Services Agreement to make recommendations to State Street regarding the addition or deletion of Funds as investment options and the engagement and termination of Investment Advisors, including State Street and State Street Bank (to the extent that each serves as an Investment Advisor), subject to limitations described below. State Street has recognized such designation and has agreed to give full good faith consideration to all such recommendations made by Northern Trust, although State Street retains exclusive management and control over the Funds and the Investment Advisors.

Pursuant to the above-described arrangements, Northern Trust has recommended the continued engagement of State Street Bank to manage the Real Asset Return Fund and the Target Risk Funds. Also, pursuant to the investment policy for the Program as Northern Trust Investments has recommended and ABA Retirement Funds has accepted, Northern Trust has recommended, and State Street has considered and determined to adopt, the Program as described in this Annual Report on Form 10-K, except that Northern Trust has not made, and does not have authority to make, recommendations regarding management of the indexed portions of the Large Cap Equity Fund or the Small-Mid Cap Equity Fund, or the All Cap Index Equity Fund or the Retirement Date Funds. In addition, Northern Trust has not made, and does not have authority to make, recommendations with the respect to the securities lending activities conducted by State Street Bank.

Under the Program Services Agreement between ABA Retirement Funds and ING Life, effective as of May 1, 2009, ING Life, through ING Services, performs recordkeeping, communication, administration and marketing services for the Program.

State Street, State Street Bank, ING Life, Northern Trust, Northern Trust Investments and ABA Retirement Funds have reviewed and negotiated the terms and conditions of the respective documents establishing the respective rights and obligations of the parties relating to the Program, including fees payable to State Street Bank, Northern and ING Life in connection with the Program. ABA Retirement Funds monitors State Street’s, State Street Bank’s, Northern Trust’s, Northern Trust Investments’ and ING Life’s services rendered in connection with the Program and approves the hiring by ING Life of certain other major service providers, such as actuaries and consultants.

DEDUCTIONS AND FEES

Program Expense Fees

The Collective Trust pays a program expense fee to each of ING Life (or ING Services) and ABA Retirement Funds for their services in connection with the Program, which services are described under “ING Life and ING Services” and “ABA Retirement Funds,” respectively. For all investment options other than the Self-Managed Brokerage Account, the fee is paid directly from the assets of the Funds. ING Life is contractually responsible for all services provided by ING Services.

Effective from and after May 1, 2009, the Collective Trust pays a program expense fee to ING Life equal to (A) $135,250 for each of the first twelve calendar months after that date, (B) $177,850 for each of the next twelve calendar months, and (C) $152,850 for each of the remaining calendar months of the term of the Program Services Agreement; plus, for each calendar month of the term of the Program Services Agreement, a fee based on the aggregate assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ING Life Program Expense Fee
First $4 billion	.47%
Next $1 billion	.36
Next $1 billion	.215
Over $6 billion	.22

This program expense fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last Business Day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this program expense fee pro rata based on their respective net assets as of the time of calculation thereof. This program expense fee attributable to the portions of the Balanced Fund invested in the Large Cap Equity Fund and the Bond Core Plus Fund are accrued and paid from the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, not from the Balanced Fund. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Life and imposes penalties that reduce the program expense fee if these service standards are not met.

For the period from May 1, 2009 through December 31, 2009, the program expense fee paid to ING Services was $11,156,188.

Prior to May 1, 2009, the Collective Trust paid a program expense fee to State Street Bank based on the aggregate assets of the Funds and the Balanced Fund at the following annual rate (excluding one-time project fees):

Value of Assets	Rate of State Street Bank Program Expense Fee
First $2 billion	.40%
Next $1 billion	.31
Next $1 billion	.21
Over $4 billion	.13

A one-time additional program expense fee of $150,000 was charged to the Program on February 2, 2009 relating to expenses incurred by State Street in connection with the establishment of the Index Funds in early 2009.

For the period from January 1, 2009 through April 30, 2009, the program expense fee paid to State Street Bank was $3,588,754. The relevant agreement between ABA Retirement Funds and State Street Bank had service standards similar to those contained in the Program Services Agreement and imposed similar penalties for failure to meet those standards. A service penalty of $75,000 was imposed in September 2009.

The program expense fee payable to ABA Retirement Funds is based on the aggregate assets of the Funds and the Balanced Fund. Effective from and after June 18, 2009, the Collective Trust pays a program expense fee to ABA Retirement Funds at the following annual rate:

Value of Assets	Rate of ABA Retirement Funds Program Expense Fee
First $3 billion	.075%
Next $1 billion	.065
Next $1 billion	.035
Next $1 billion	.025
Over $6 billion	.015

This program expense fee is accrued daily and is paid to ABA Retirement Funds monthly based on the aggregate assets of the Funds and the Balanced Fund as of the end of the last Business Day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this program expense fee pro rata based on their respective net assets as of the time of calculation thereof. This program expense fee attributable to the portions of the Balanced Fund invested in the Large Cap Equity Fund and the Bond Core Plus Fund are accrued and paid from the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, not from the Balanced Fund. The fee schedule set forth above may be increased only by written notification of such increase to all Employers, and shall become effective after a minimum of 60 days from such notice.

Prior to June 18, 2009, the Collective Trust paid a program expense fee to ABA Retirement Funds at the following annual rate:

Value of Assets	Rate of ABA Retirement Funds Program Expense Fee
First $500 million	.075%
Next $850 million	.065
Next $1.15 billion	.035
Next $1.5 billion	.025
Over $4.0 billion	.015

The program expense fee paid to ABA Retirement Funds for the year ended December 31, 2009 was $1,950,929.

Trust, Management and Administration Fee

Effective from and since February 2, 2009, the Collective Trust pays State Street Bank a fee for trust, management, administration and custody services relating to the assets in the Funds and the Balanced Fund based on the aggregate value of their assets at the following annual rate:

Value of Assets	Rate of Trust, Management and Administration Fee*
First $1.0 billion	.202%
Next $1.8 billion	.067
Over $2.8 billion	.029

*	Prior to February 2, 2009, the annual fee rate on the first $1.0 billion was .217%, on the next $1.8 billion was .067% and over $2.8 billion was .029%.

This fee is accrued on a daily basis and is paid monthly from the assets of the Funds and the Balanced Fund. The Funds and the Balanced Fund bear their respective portions of this fee pro rata based on their respective net asset values as of the time of calculation thereof. The trust, management and administration fees attributable to the portions of the Balanced Fund invested in the Large Cap Equity Fund and the Bond Core Plus Fund are accrued and paid from the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, not from the Balanced Fund.

The fee paid to State Street Bank for trust, management, administration and custody services for the year ended December 31, 2009 was $3,311,857.

Benefit payments under the Program generally are made by check. Within two Business Days before the check is payable, funds for the payment of benefits are transferred to a non-interest bearing account with State Street Bank. There is no separate fee charged for benefit payments.

For a description of certain expected changes to the above-described arrangements, see “Recent and Expected Changes to the Program; Role of Northern Trust.”

Investment Advisor Fees—Managed Funds

An Investment Advisor fee is paid to each Investment Advisor with respect to the Managed Funds, excluding the Stable Asset Return Fund, based on the value of the assets allocated to that Investment Advisor. These fees are accrued on a daily basis and paid monthly from the respective Managed Funds.

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the International All Cap Equity Fund and the Small-Mid Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing fee rates and asset allocations as of December 31, 2009 in the case of the Small-Mid Cap Equity Fund and as of January 19, 2010 in the case of the Large Cap Equity Fund and the International All Cap Equity Fund:

Fund	Advisory Fees
Large Cap Equity Fund	.259%
Small-Mid Cap Equity Fund	.504
International All Cap Equity Fund	.482

The Bond Core Plus Fund pays its Investment Advisor a fee at the following annual rate:

Value of Assets in Bond Core Plus Fund(1) Allocated to Pacific Investment Management Company LLC	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

(1)	The assets of the debt portion of the Balanced Fund are invested in the Bond Core Plus Fund. Pacific Investment Management Company LLC receives an Investment Advisor fee according to this fee schedule and based on the aggregate value of all assets allocated to the Bond Core Plus Fund, including those so allocated through the debt portion of the Balanced Fund.

From on or about July 6, 2009 to on or about January 18, 2010, each of the Large Cap Equity Fund and the International All Cap Equity Fund paid its Investment Advisors aggregate fees at the following respective blended annual rates:

Fund	Advisory Fees
Large Cap Equity Fund	.274%
International All Cap Equity Fund	.476

Prior to on or about July 6, 2009, the International All Cap Equity Fund paid its Investment Advisors fees at the following annual rates:

Value of Assets in International All Cap Equity Fund Allocated to JPMorgan Asset Management (UK) Limited	Rate
First $100 million	.65%
Over $100 million	.55

Value of Assets in International All Cap Equity Fund Allocated to Philadelphia International Advisors, LP	Rate
First $5 million	.75%
Next $10 million	.55
Over $15 million	.45

Investment Advisor Fees—Index Funds and Indexed Portions of Managed Funds

Effective from and after February 3, 2009 (or, if later, since inception), the Collective Trust pays Investment Advisor fees to State Street Bank for the investment management services it performs relating to the assets in the Index Funds. The Collective Trust also pays Investment Advisor fees to State Street Bank for the investment management services it performs relating to the indexed portions of the Large Cap Equity Fund and the Small-Mid Cap Equity Fund. These fees are accrued on a daily basis and paid monthly from the relevant assets of the respective Funds and are based on respective net assets as of the time of calculation. The fees for the indexed portions of the Managed Funds identified above are at an annual rate of .05% of the relevant assets of these Funds, and the fees for the respective Index Funds are at the following annual rates:

Index Fund	Rate
Bond Index Fund	.04%
Large Cap Index Equity Fund	.02
All Cap Index Equity Fund	.05
Mid Cap Index Equity Fund	.05
Small Cap Index Equity Fund	.05
International Index Equity Fund	.10

The cash reserve portion of the International All Cap Equity Fund may be invested in a collective investment fund maintained by State Street Bank which is designed to replicate the MSCI ACWI ex-US Index, and the fees for the portion of the Fund so invested are at an annual rate of .12% of the relevant assets of the Fund.

Investment Advisor Fees—Real Asset Return Fund

Fees are paid to State Street Bank for the investment management services it performs relating to the assets in the Real Asset Return Fund. These services include monitoring appropriate asset allocations at various time periods and selection of investment vehicles by which to gain exposure to desired allocations. This fee is at the annual rate of .09% of the assets of the Real Asset Return Fund and is accrued on a daily basis and paid monthly from the assets of the Fund.

Investment Advisor Fees—Retirement Date Funds

Fees are paid to State Street Bank for the investment management services it performs relating to the assets in the Retirement Date Funds. These services include monitoring appropriate asset allocations at various time periods to target date and selection of investment vehicles by which to gain exposure to desired allocations. This fee is at the annual rate of .10% of the assets of the Retirement Date Funds and is accrued on a daily basis and paid monthly from the assets of the respective Retirement Date Funds. The Retirement Date Funds bear their respective portions of this fee pro rata based on their respective net assets as of the time of calculation of the fee.

Investment Advisor Fees—Target Risk Funds

Fees are paid to State Street Bank for the investment management services it performs relating to the assets in the Target Risk Funds. These services include monitoring appropriate asset allocations at various time periods and selection of investment vehicles by which to gain exposure to desired allocations. This fee is at the annual rate of .06% of the respective Target Risk Funds and is accrued on a daily basis and paid monthly from the assets of the respective Funds. The Target Risk Funds bear their respective portions of this fee pro rata based on their respective net assets as of the time of calculation thereof.

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the year ended December 31, 2009, these expenses totaled $5,354,714, which includes $141,596 that was paid by the Collective Trust to Ennis Knupp & Associates through on or about June 30, 2009 for certain investment consulting services. Fees in the amount of approximately $78,120 for the registration of $1.4 billion of Units with the Securities and Exchange Commission were paid during 2009 and are an operational cost. These operational costs are allocated to all of the Funds and the Balanced Fund based on net assets. For purposes of this allocation, assets of the Balanced Fund invested through the Large Cap Equity Fund or the Bond Core Plus Fund are included only under the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, and not under the Balanced Fund.

Expenses relating to the establishment and offering of the five new Index Funds in early 2009 were approximately $545,000. The fee payable to State Street Bank for its services as transition manager to facilitate the transition of Program assets in early 2009 was approximately $492,000. These one-time expenses were charged to the Program on February 2, 2009.

From on or about July 1, 2009 until the FISA Effective Date, the Collective Trust pays Northern Trust an annual fee of $500,000 for its services as investment fiduciary, plus a one time payment of $250,000 for related services performed by Northern Trust prior to July 1, 2009. The one-time payment was charged to the Collective Trust on or about July 2, 2009. Northern Trust’s annual fee accrues on a daily basis and is paid monthly from the assets of the respective Funds. The Funds bear their respective portions of this fee based on their respective net assets as of the time of calculation of the fee.

With respect to any Fund that engages in securities lending, State Street and/or State Street Bank may waive fees with respect to the Program payable to State Street and/or State Street Bank to take into account, in whole or in part, any differences between amortized cost and mark-to-market value pricing attributable to the cash collateral funds.

Self-Managed Brokerage Account Fees

Transaction fees for the purchase or sale of securities for the Self-Managed Brokerage Account of a Participant are charged in accordance with the schedule of rates communicated from time to time to Participants with Self-Managed Brokerage Accounts. These transaction fees are imposed by State Street Global Markets, LLC, a member of the Financial Industry Regulatory Authority and an affiliate of State Street Bank.

Actuarial and Consulting Services and Fees

ING Life has retained a third-party consulting firm to provide actuarial services and other services related to individually designed plan features for each Employer that adopts or has adopted the American Bar Association Members Defined Benefit Plan or any other plan requiring either actuarial or other such special plan related services. The fees and expenses of the consulting firm will be charged to the Employer based on the amount of such services provided by the consulting firm. If the fee is not paid directly by the Employer, such fee, if permissible, will be deducted from the Employer’s plan’s assets.

Fee Recipients

The following table summarizes the fees paid to the Investment Advisors for services rendered to the Managed Funds for the year ended December 31, 2009:

Fund(1)	Advisory Fees
Bond Core Plus Fund	$1,062,238
Large Cap Equity Fund(2)	831,070
Small-Mid Cap Equity Fund(2)	680,122
International All Cap Equity Fund	734,813

(1)	The Stable Asset Return Fund does not have applicable Investment Advisor fees.
(2)	Since inception on July 2, 2009. Does not include fees paid to State Street Bank for investment management services it performs relating to the indexed portions of the respective Fund.

The fees paid to State Street Bank for investment management services it performs relating to the Index Funds and the indexed portions of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund for the year ended December 31, 2009 were as follows:

Fund	Advisory Fees
Bond Index Fund(1)	$7,226
Large Cap Index Equity Fund(2)	2,790
All Cap Index Equity Fund(3)	106,526
Mid Cap Index Equity Fund(1)	4,447
Small Cap Index Equity Fund(1)	3,128
International Index Equity Fund(4)	9,138
Large Cap Equity Fund(5)	40,075
Small-Mid Cap Equity Fund(5)	1,784
International All Cap Equity Fund(6)	9,090

(1)	Since inception on February 3, 2009.
(2)	Since inception on February 9, 2009.
(3)	Since fee inception on February 1, 2009.
(4)	Since inception on March 3, 2009.
(5)	Since inception on July 2, 2009.
(6)	Since fee inception on July 2, 2009.

The fee paid to State Street Bank for investment management services it performs relating to the Real Asset Return Fund for the period from the Fund’s inception on July 7, 2009 to December 31, 2009 was $1,485.

The fees paid to State Street Bank for investment management services it performs relating to the Retirement Date Funds for the year ended December 31, 2009 were as follows:

Fund	Advisory Fees
Lifetime Income Retirement Date Fund	$26,802
2010 Retirement Date Fund	51,889
2020 Retirement Date Fund	85,000
2030 Retirement Date Fund	59,638
2040 Retirement Date Fund	38,411

The fees paid to State Street Bank for investment management services it performs relating to the Target Risk Funds for the period from inception on July 7, 2009 to December 31, 2009 were as follows:

Fund	Advisory Fees
Conservative Risk Fund	$1,007
Moderate Risk Fund	2,479
Aggressive Risk Fund	677

The following information with respect to estimated fees for 2010 is based on the approximate amount of assets of the Program on December 31, 2009, which was $3,412 million, except with respect to the amounts with respect to the Large Cap Equity Fund and the International All Cap Equity Fund, which are based on the approximate allocation of each Fund’s assets as of January 18, 2010.

ING Life, the party with primary responsibility for recordkeeping, administration and marketing of the Program, would receive a program expense fee of $17,997,850 on an annual basis. ABA Retirement Funds would receive a program expense fee of $2,517,475 on an annual basis in its capacity as sponsor of the Program. State Street Bank would receive a trust, management and administration fee of $3,403,348 on an annual basis. Northern Trust would receive an annual fee of $500,000 for its services as Investment Fiduciary. For information on changes to the fees in connection with expected changes to the Program, see “Recent and Expected Changes to the Program.”

The following table sets forth the estimated annual Investment Advisor fees payable in 2010 by each of the Funds set forth below:

Fund	Advisory Fee(1)
Stable Asset Return Fund	$—
Bond Core Plus Fund	1,047,498
Large Cap Equity Fund	2,119,701
Small-Mid Cap Equity Fund	1,441,195
International All Cap Equity Fund	803,577
Bond Index Fund	14,199
Large Cap Index Equity Fund	6,800
All Cap Index Equity Fund	133,302
Mid Cap Index Equity Fund	12,600
Small Cap Index Equity Fund	7,702
International Index Equity Fund	24,200
Real Asset Return Fund	4,771
Lifetime Income Retirement Date Fund	28,799
2010 Retirement Date Fund	61,999
2020 Retirement Date Fund	106,500
2030 Retirement Date Fund	77,000
2040 Retirement Date Fund	49,399
Conservative Risk Fund	3,300
Moderate Risk Fund	8,099
Aggressive Risk Fund	2,519

(1)	The table is based on approximate amount of assets of the Program on December 31, 2009, and the approximate allocation of the Program’s assets among the investment options and the approximate allocation of each multi-manager Fund’s assets among Investment Advisors as of December 31, 2009, except with respect to the amounts with respect to the Large Cap Equity Fund and the International All Cap Equity Fund, which are based on the approximate allocation of each Fund’s assets as of January 18, 2010. For purposes of this table, the debt portion of the Balanced Fund invested through the Bond Core Plus Fund, which totaled $114,022,873 as of December 31, 2009, and the equity portion of the Balanced Fund invested through the Large Cap Equity Fund, which totaled $170,780,000 as of December 31, 2009, are included under the Bond Core Plus Fund and the Large Cap Equity Fund, respectively.

Each Employer, by electing to participate in the Program, agrees to the fees payable to State Street Bank, ING Life, Northern Trust and ABA Retirement Funds as described in this Annual Report on Form 10-K and that such fees are reasonable compensation for the services performed by State Street Bank, ING Life, Northern Trust and ABA Retirement Funds, respectively, for the Program.

ITEM 1A.	Risk Factors.

The risk factors that pertain to investment in the Units of each Fund are described in detail in the description of such Fund included in this Annual Report on Form 10-K. Following are some of the general risks of investing in the Funds.

Equity Market Risks. The Funds, to the extent invested in the equity markets, are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The value of the Funds, to the extent invested in the equity markets, will fluctuate, and the holders of Units should be able to tolerate declines, sometimes sudden or substantial, in the value of their investment.

Risks of Investing in Equity Securities of Non-U.S. Companies and Smaller Companies. Investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For instance, smaller companies may be impacted by economic conditions more quickly and severely than larger companies. Risks of investing in foreign securities include those relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations.

Interest Rate Risk Applicable to Investment in Fixed-Income Securities. The Funds, to the extent invested in fixed-income securities, are subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tends to rise. On the other hand, if prevailing interest rates rise, the market value of these fixed-income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the value of the Funds. A change in the level of interest rates will tend to cause the net asset value of the Funds to change. If these interest rate changes are sustained over time, the yield of the Funds will fluctuate accordingly.

Credit Risk Applicable to Investment in Fixed-Income Securities, Including those of Lower Credit Quality. Fixed-income securities, including corporate bonds, are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Funds invest in securities with medium or lower credit quality, they are subject to a higher level of credit risk than investments in investment-grade securities. In addition, the credit quality of non-investment grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity, and the value of the Funds invested therein will reflect this volatility.

Risks of Investing in REITs. The Funds, to the extent invested in real estate investment trusts, which we refer to as REITs, are subject to a variety of risks associated with real estate and related investments. REITs tend to be medium-size and small companies. Like small-capitalization stocks in general, REIT stocks can be more volatile than—and at times will perform differently from—the large-capitalization stocks such as those found in the S&P 500. Investments in equity REITs are also subject to all the risks associated with the ownership of real estate. These risks include: declines in the value of real estate, adverse changes in the economic condition applicable to real estate, risks related to general and local economic conditions, over-building and increased competition, increases in property taxes and operating expenses, changes in zoning laws, casualty or condemnation losses, limitations on rents, changes in neighborhood values, the appeal of properties to tenants, leveraging of interests in real estate, increases in prevailing interest rates and costs resulting from clean-up of environmental problems or liability to third parties for damages arising from environmental problems.

Risks Associated with Commodity Investments and Derivatives. To the extent invested in commodities, commodity futures or related instruments, or other derivative instruments, the Funds will be subject to the special risks associated with these investments.

Risk of Reliance on Industry Research. Certain Funds are dependent to a significant extent on information and data obtained from a wide variety of sources, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which they propose to invest, and other materials prepared by third parties. There may be limitations on the quality of such information, data, publications, research and ratings, and generally neither a Fund’s Investment Advisor nor the Trustee independently verifies any of the same. For instance, certain asset-backed securities, such as sub-prime collateralized mortgage obligations and securities backed by bond insurance that initially received relatively high credit ratings were, in connection with the credit markets turbulence that began in 2007, subsequently significantly downgraded as the investment community came to realize that there may have been previously unanticipated risks associated with these securities. There is a risk of loss associated with securities even if initially determined to be of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments that often are highly complex.

Risks Related to Market Disruptions and Governmental Interventions. Since 2008, the global financial markets have undergone pervasive and fundamental disruptions, resulting in substantial declines in valuation and liquidity in the capital markets on a global basis. This global market turmoil, combined with a global reduction in the availability of credit, have led to an increased level of commercial and consumer delinquencies and have contributed to a lack of consumer confidence, increased market volatility and reduction of business activity generally. Valuation issues with mortgage, asset-backed and other fixed-income securities, a deleveraging of the financial markets and the inability or reluctance of traditional market participants to act as dealers or market-makers have constrained liquidity and have adversely affected values of securities traded in these markets, although valuations of fixed income securities have, as a general rule, improved to a considerable degree from their recent lows. The resulting economic pressure on consumers and lack of confidence in the financial markets have also adversely affected the equity markets. Consumer and business confidence is still fragile and subject to possible reversal for a variety of reasons, including high and growing debt levels by many consumers, business institutions, and governments in the U.S. and around the world, and continued job losses. This could result in further market disruptions that adversely affect fixed income and equity markets on a world-wide basis. Global market turmoil also has led to extensive and unprecedented governmental intervention and stimulus and in some cases actions to restructure or effectively liquidate financial institutions. Such intervention and actions have in certain cases been implemented on an “emergency” basis, sometimes suddenly and substantially changing market participants’ ability to continue to implement certain strategies or manage risk. In addition, these interventions and actions have sometimes been unclear in scope and application, and not necessarily consistent, resulting in confusion and uncertainty which in itself may be materially detrimental to the efficient functioning of the markets. Certain policies implemented by the U.S. government, including the so-called “bailout” of institutions holding mortgage-related and other troubled instruments, the federal stimulus legislation enacted in early 2009 and governmental interventions in bankruptcy or reorganization proceedings of certain companies, were some of the largest governmental interventions in the history of the U.S. financial markets and involve new restrictions on the U.S. financial markets. In addition, there are legislative proposals in the U.S. Congress that, if enacted, would restructure the supervision and regulation of U.S. financial institutions and impose significant regulations, requirements and restrictions on both U.S. financial institutions and certain markets and their participants. These actions and significant regulatory initiatives, if adopted, may have a material adverse impact on the future competitiveness of U.S. financial institutions and these markets. Regulators in other jurisdictions have taken actions to support financial institutions viewed to be central to their economies and have imposed their own regulations, requirements and restrictions. The Collective Trust cannot predict what additional interim or permanent governmental regulation or restrictions may be imposed on the markets or the effect of such regulation or restrictions on the investment objectives or strategies of the respective Funds. In addition, a resumption of global market turmoil or reduced business activity would likely exacerbate the adverse effects of the difficult global market conditions on the investment objectives and strategies of the respective Funds.

Risks Related to Securities Lending. Certain Funds engage directly or indirectly in the State Street Bank securities lending program. Under the securities lending program, up to 100% of the securities of the particular Fund or of one or more State Street Bank collective investment funds in which a Fund is invested (we refer to each such State Street Bank collective investment fund as a Lending Fund and, together with the Funds, as the Lenders) are loaned to institutional borrowers and the Lender of such securities receives collateral in excess of the value of the loaned securities, generally 102% of the value of domestic securities and 105% of the value of foreign securities. Such collateral usually takes the form of cash. If the value of the loaned securities increases, then the borrower is obligated to deposit additional collateral to maintain the specified excess margin. The borrower could default on its obligations (including as a result of the insolvency, bankruptcy or liquidation of the borrower or for other reasons such as the lack of sufficient liquidity on the part of the borrower) and fail to maintain sufficient collateral or otherwise fail to perform its obligations under the borrowing agreement with the Lender, including failing promptly to return the borrowed securities and any dividends and distributions paid on such borrowed securities. State Street Bank has contractually agreed to a limited indemnity with respect to defaults by the borrower, but State Street Bank may not have sufficient resources or otherwise may be unable (by reason of its insolvency or otherwise) to satisfy the indemnity for borrower defaults. If the borrower and State Street Bank were to default on their respective obligations, then the Fund affected, directly or indirectly, by such default could suffer losses if the collateral held for the benefit of the affected Fund (or its underlying Lending Funds) were insufficient to satisfy in a timely manner all of the obligations of the defaulting borrower and State Street Bank.

All cash collateral received by the Lender from its borrowers is reinvested for the account and, subject to ERISA’s fiduciary requirements, at the risk of the Lender in one or more cash collateral collective trust funds managed by State Street Bank, as trustee. The cash collateral funds are not registered money market funds or FDIC-insured bank deposits or otherwise guaranteed by State Street Bank or its affiliates. In addition to other consideration that State Street Bank and its affiliates receive from the Collective Trust, State Street Bank is compensated for operating and maintaining the securities lending program and for managing the cash collateral funds. Both State Street Bank and the Lender earn higher fees, as a general matter, if higher levels of securities loans are outstanding and more cash is invested in the cash collateral funds, including by reason of any limitations on withdrawals of cash from the cash collateral funds. State Street Bank has reduced the fee it charges for operating and maintaining the securities lending program for the Funds that directly engage in securities lending from 50% of the net income after rebates paid to borrowers of the loaned securities to 30% of such net income, effective as of January 1, 2010, with the result that each Fund that directly engages in securities lending retains 70% of any such net income. With respect to the Lending Funds, State Street Bank retains 50% of any net income after rebates paid to borrowers of the loaned securities with the balance credited to the particular Lending Fund.

Each underlying cash collateral fund utilizes amortized cost pricing of its underlying investments (in an effort to maintain a constant price for units purchased in, or redeemed from, the fund) as opposed to marking the underlying investments to market (which would result in a fluctuating value for the units of the cash collateral fund). To the extent that the cash collateral fund suffers losses or its underlying investments default, there is insufficient liquidity in the cash collateral fund to discharge a Lender’s obligations to make required cash payments to the borrowers, the cash collateral fund is required to sell investments prior to their maturity at a loss and/or the cash collateral fund is required to cease using amortized cost pricing in whole or in part and is forced to reduce the value of its units, then the affected

Lender would be obligated to utilize additional assets of its own to satisfy any deficiency or losses that may arise with respect to its investment in the cash collateral fund, which could adversely impact the affected Fund. State Street Bank does not provide any indemnity to Lenders with respect to the cash collateral funds or the investment of cash collateral (including in any of the foregoing circumstances), and State Street Bank has notified the Collective Trust that it does not believe there is any contractual or other legal requirement for it to support the value of interests in, or the liquidity of, the cash collateral funds or the underlying assets of the cash collateral funds through any form of liquidity or credit support agreement.

The Lender of securities is obligated to pay a fee to the borrower as compensation for the borrower’s transfer of cash collateral to the Lender. If a cash collateral fund fails to generate sufficient income on its investments to cover the fee due to a borrower, then the affected Lender of securities would be required to fund any shortfall from its own resources, which would adversely impact the affected Fund.

In 2009, the securities lending program generated approximately $1.3 million of net income in the aggregate for all Funds that participate in the securities lending program, in comparison to $3.1 million generated in 2008. The 2009 net income from securities lending is lower than the 2008 net income in part because of the decline in interest rates on certain investments of the cash collateral funds in 2009 and in part because of lower levels of securities lending balances and related cash collateral investments resulting from actions taken by State Street in 2009 to reduce securities loan balances as discussed below. State Street Bank has notified the Collective Trust that it expects net income for the Funds participating in the securities lending program, if any, to continue to decrease as State Street transitions certain of these Lending Funds out of the State Street Bank securities lending program and as a result of lower expected prevailing interest rates. No assurance or guarantee can be given that these Funds will generate any significant net income from participation in the State Street Bank securities lending program.

The Funds that engage in securities lending invest in a number of cash collateral collective trust funds in which the Funds and other unaffiliated institutional investors invest cash collateral from securities lending. While these cash collateral funds are managed by State Street Bank with the objective of maintaining a net asset value of $1.00 and generally utilize amortized cost pricing, they are not required to do so, and their net asset value for purposes of generally accepted accounting principles, also known as GAAP, fluctuates over time, reflecting, among other things, liquidity in the market for short and intermediate term instruments in which the cash collateral funds invest. Notwithstanding that the net asset value fluctuates for purposes of GAAP, the cash collateral funds continue to transact purchases and redemptions at $1.00 per unit, which we refer to as the transactional price. At December 31, 2009, the average net asset value of these cash collateral funds determined in accordance with GAAP was approximately $0.98 per unit, an increase of $.06 in average net asset value per unit from the approximate $0.92 per unit at December 31, 2008. The average net asset value of these cash collateral funds was approximately $0.98 per unit as of March 15, 2010, an increase of $0.01 in average net asset value per unit from December 31, 2009.

State Street Bank has informed the Collective Trust that none of the securities in the cash collateral funds was in default at December 31, 2009, and that it believes that it remains appropriate to continue to use the transactional price of the cash collateral funds for purchases of and redemptions from the cash collateral funds and in valuing the Funds that hold units of those cash collateral funds for transactional purposes. There can be no assurance or guarantee that State Street Bank will be able to continue to transact purchase and withdrawal activity reflecting a constant value of $1.00 for the cash collateral funds’ units. If State Street Bank were to determine in the future to transact in Units of the Funds using the lower mark-to-market value for interests in the cash collateral funds, the Participants with exposure to the Funds at any such time would realize economic losses. As discussed above, the book value to mark-to-market value differential for the cash collateral funds narrowed favorably to a significant extent from December 31, 2008 to March 15, 2010, although such differential could change in the future (either unfavorably or favorably).

State Street Bank, in its capacity as trustee of the cash collateral funds, has the contractual authority to limit withdrawals from participation in the securities lending program (including by Funds that engage directly in securities lending and Funds that invest in Lending Funds), in whole or in part. If a Fund participates directly in the State Street Bank securities lending program or invests in a Lending Fund, the Fund’s liquidity may be adversely affected to the extent State Street Bank exercises its authority to limit withdrawals. If, as a result of the application of withdrawal limitations by State Street Bank, a Fund has insufficient liquidity, the Fund may be required to limit the ability of investors to withdraw from the Fund, in whole or in part. Although any limitations on redemptions would be imposed to protect all investors in the affected Funds and Lending Funds, State Street Bank may also benefit financially from these limitations on redemptions.

State Street Bank has imposed various limitations with respect to withdrawal from the securities lending program. Currently, no limitations are being imposed upon redemptions directed by Participants in the Program. Although the level of redemptions in connection with plan activity is being monitored by State Street and State Street Bank, no plan withdrawal decisions initiated by a plan sponsor are, as of the date of filing this Annual Report on Form 10-K, being limited. If the level of redemption activity, either through Participant activity or plan activity, were to materially increase, State Street and State Street Bank retain the right to impose limitations on such activity. State Street has fully exercised all rights afforded by State Street Bank to the Collective Trust and other participants in the State Street Bank securities lending program to reduce the Collective Trust’s level of outstanding securities loan balances in 2009, has continued to do so in 2010, and expects to continue to do so on an ongoing basis, to the extent permitted under the State Street Bank securities lending program.

On April 7, 2009, Fishman Haygood Phelps Walmsley Willis & Swanson LLP, the Plan Administrator for the Fishman Haygood Phelps Walmsley Willis & Swanson LLP Profit Sharing Plan, filed a putative class action lawsuit against State Street Corporation, State Street Bank, State Street, and State Street Global Advisors. The action is pending in the United States District Court for the District of Massachusetts. Plaintiffs assert breaches of fiduciary duty and violations of ERISA in connection with the securities lending program and management of the collateral for securities on loan. Among other allegations, plaintiffs claim that the defendants were imprudent, acted without sufficient care, and engaged in self-dealing. Neither the Collective Trust nor any of the securities lending collateral pools are parties to this action. Plaintiffs seek, among other remedies, a declaration that the defendants breached their duties under ERISA, restitution of losses and lost profits, and a constructive trust for any unjust enrichment by the defendants. The defendants have filed a motion to dismiss the complaint, which motion is currently pending.

The Collective Trust and the Funds are not Regulated Investment Companies. The Collective Trust and the Funds are not registered as investment companies under the Investment Company Act of 1940 and, therefore, are not subject to compliance with the requirements of that Act. Consequently, investors do not have the protections and rights afforded by the Investment Company Act of 1940. For example, under that Act, a mutual fund is required to provide shareholders with voting rights with respect to a variety of matters, including the election of the mutual fund’s directors or trustees, the approval of the fund’s contracts with its investment advisors and the approval of changes to the mutual fund’s fundamental investment policies. Under the Collective Trust, investors have no voting rights with respect to the selection of trustee, the selection of the Funds’ Investment Advisors or changes to any investment policy of a Fund. In addition, the Funds are not subject to the reporting requirements of the Investment Company Act of 1940 and the operations of the Funds are not subject to inspection by the Securities and Exchange Commission under the Investment Company Act of 1940.

A Court Might Determine that the Assets of a Fund are Available to Satisfy the Obligations of Other Funds. The Collective Trust’s Declaration of Trust provides that any creditor of, or other person having any claim of any type against, a Fund, may look only to the assets of such Fund for payment of obligations of such Fund, and that every contract, instrument, certificate or undertaking of or on behalf of any Fund shall be conclusively deemed to have been executed only by or for that Fund and no Fund shall be answerable for any obligation assumed or liability incurred by any other Fund. The enforceability of these provisions has never been tested, and the Collective Trust believes that, under New Hampshire law, the Funds have no separate legal existence and exist only as sub-trusts of the Collective Trust. Moreover, neither ERISA, nor the laws of the State of New Hampshire, under which the Collective Trust is organized, have any specific statutory provision deeming assets of one sub-trust created under a trust to be unavailable to creditors of other sub-trusts so created. In the unlikely event that a particular Fund were not to have sufficient net assets with which to satisfy its obligations, it is possible that a court could determine that the assets of the other Funds could be available to satisfy those obligations. In addition, the Collective Trust will be subject to the laws of the State of Illinois upon the substitution of Northern Trust for State Street as trustee. See Item 1, “Recent and Expected Changes to the Program; Role of Northern Trust.”

For a discussion of the risk factors applicable to investment in the Units of the respective Funds, please refer to page 8 (Stable Asset Return Fund), page 14 (Bond Core Plus Fund), page 17 (Large Cap Equity Fund), page 21 (Small-Mid Cap Equity Fund), page 25 (International All Cap Equity Fund), page 29 (Bond Index Fund), page 32 (Large Cap Index Equity Fund), page 34 (All Cap Index Equity Fund), page 36 (Mid Cap Index Equity Fund), page 38 (Small Cap Index Equity Fund), page 41 (International Index Equity Fund), page 45 (Real Asset Return Fund), page 54 (Retirement Date Funds) and page 61 (Target Risk Funds) in Item 1, “Description of Investment Options.”

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

Not applicable. The Collective Trust does not have any physical properties as contemplated by this Item.

ITEM 3.	Legal Proceedings.

None.

ITEM 4.	(Removed and Reserved.)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information.

Units of beneficial interest in the Funds are not transferable and, therefore, are not traded on any market. Participants in certain employer plans receive distributions of benefits upon retirement or disability, or upon termination of employment with a vested benefit. A participant may withdraw from the plans the contributions and earnings thereon at any age, subject to the withdrawal restrictions applicable therein. Participants in the individually designed plans receive distributions based upon the terms and provisions of the respective employer plan. Prior to distribution, assets in the various plans may be transferred among the Funds, subject to the restrictions that apply to each Fund, by the person or entity vested with the responsibility for determining the investment allocation of the assets of the plan.

(b) Holders.

Eligible Employers which elect to participate in the Program may do so by adopting a master plan under one or both of two American Bar Association Members Plans sponsored by ABA Retirement Funds (the “ABA Members Plans”). The ABA Members Plans consist of the American Bar Association Members Retirement Plan, a defined contribution master plan, and the American Bar Association Members Defined Benefit Pension Plan, a defined benefit master plan. Eligible Employers which design and maintain their own individually designed plans may also participate in most aspects of the Program through those individually designed plans. Assets contributed under the Program are held by State Street Bank as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Retirement Pooled Trust for Retirement Plans. Assets contributed under the Program are allocated among the investment options available under the Program in accordance with the instructions of the person or entity having responsibility for determining the investment allocation of the assets of a Plan held in the American Bar Association Members Retirement Trust or the American Bar Association Members Pooled Trust for Retirement Plans. Under the Program, certain participants, employers or plan trustees may also direct State Street to purchase and sell a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds for the participant’s, employer’s or plan trustee’s Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available only to participants in the American Bar Association Members Retirement Plan and to employers with respect to the American Bar Association Members Defined Benefit Pension Plan, provided that in either case the employer has designed the Self-Managed Brokerage Account as an investment option for its plan. The Self-Managed Brokerage Account is also available for participants, employers and trustees of certain individually designed plans. Assets contributed to the plans are allocated among the Funds and the portfolios in accordance with the instructions of the person or entity vested with the responsibility for determining the investment allocation of the assets of the plans held in the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans.

(c) Dividends.

Income or gains on contributions are automatically reinvested in the respective Funds.

ITEM 6.	Selected Financial Data.

The summary financial data below provides information with respect to income, expenses and capital changes for each of the Funds attributable to each Unit outstanding for the periods indicated. The summary financial data should be read in conjunction with the financial statements for the year ended December 31, 2009 of the Funds, including the related Notes thereto, included in this Form 10-K. See Item 1, “Additional Information.” Per Unit calculations of investment income and expense have been prepared using the monthly average number of Units outstanding during the period.

Managed Funds

Stable Asset Return Fund:

	Year ended December 31,
	2005	2006	2007	2008	2009
Investment income†	$1.18	$1.45	$1.59	$1.47	$.96
Expenses(†)††	(.16)	(.17)	(.18)	(.20)	(.28)

Net investment income (loss)	1.02	1.28	1.41	1.27	.68
Distributions of net investment income	—	—	—	—	—

Net increase (decrease) in unit value	$1.02	$1.28	$1.41	$1.27	$.68
Net asset value at beginning of period	29.56	30.58	31.86	33.27	34.54

Net asset value at end of period	$30.58	$31.86	$33.27	$34.54	$35.22

Ratio of expenses to average net assets††	.52%	.57%	.54%	.58%	.81%
Ratio of net investment income (loss) to average net assets	3.42%	4.07%	4.35%	3.73%	1.95%
Total return	3.45%	4.19%	4.43%	3.82%	1.97%
Net assets at end of period (in thousands)	$870,500	$845,842	$878,342	$967,092	$1,066,993

Bond Core Plus Fund*:
	Year ended December 31,
	2005	2006	2007	2008	2009
Investment income†	$.81	$.96	$1.06	$1.21	$1.14
Expenses(†)††	(.15)	(.16)	(.16)	(.18)	(.25)

Net investment income (loss)	.66	.80	0.90	1.03	.89
Net realized and unrealized gain (loss)	(.29)	(.08)	0.69	(.51)	1.21

Net increase (decrease) in unit value	.37	.72	1.59	.52	2.10
Net asset value at beginning of period	18.79	19.16	19.88	21.47	21.99

Net asset value at end of period	$19.16	$19.88	$21.47	$21.99	$24.09

Ratio of expenses to average net assets††	.79%	.84%	.81%	.84%	1.09%
Ratio of net investment income (loss) to average net assets	3.48%	4.14%	4.42%	4.73%	3.88%
Portfolio turnover	458%	389%	489%	806%	1,422%
Total return	1.97%	3.76%	8.00%	2.42%	9.55%
Net assets at end of period (in thousands)	$454,045	$457,719	$484,362	$398,724	$386,246

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
*	Formerly named the Intermediate Bond Fund.

Large Cap Equity Fund:

For the period July 2, 2009(a) to December 31, 2009
Investment income†	$.07
Expenses(†)††	(.07)

Net investment income (loss)	—
Net realized and unrealized gain (loss)	2.15

Net increase (decrease) in unit value	2.15
Net asset value at beginning of period	10.00

Net asset value at end of period	$12.15

Ratio of expenses to average net assets*††	1.17%
Ratio of net investment income (loss) to average net assets*	.11%
Portfolio turnover**†††	68%
Total return**	21.50%
Net assets at end of period (in thousands)	$811,636

Small-Mid Cap Equity Fund:

For the period July 2, 2009(a) to December 31, 2009
Investment income†	$.11
Expenses(†)††	(.09)

Net investment income (loss)	.02
Net realized and unrealized gain (loss)	2.30

Net increase (decrease) in unit value	2.32
Net asset value at beginning of period	11.00

Net asset value at end of period	$13.32

Ratio of expenses to average net assets*††	1.44%
Ratio of net investment income (loss) to average net assets*	.29%
Portfolio turnover**†††	61%
Total return**	21.09%
Net assets at end of period (in thousands)	$283,199

(a)	Commencement of operations.
*	Annualized for the period from July 2, 2009 to December 31, 2009.
**	Not annualized for the period from July 2, 2009 to December 31, 2009.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

International All Cap Equity Fund*:

	Year ended December 31,
	2005	2006	2007	2008	2009
Investment income†	$.59	$.79	$1.06	$1.27	$.66
Expenses(†)††	(.25)	(.32)	(.36)	(.31)	(.29)

Net investment income (loss)	.34	.47	.70	.96	.37
Net realized and unrealized gain (loss)	2.64	5.84	2.07	(16.45)	6.10

Net increase (decrease) in unit value	2.98	6.31	2.77	(15.49)	6.47
Net asset value at beginning of period	21.87	24.85	31.16	33.93	18.44

Net asset value at end of period	$24.85	$31.16	$33.93	$18.44	$24.91

Ratio of expenses to average net assets††	1.11%	1.14%	1.08%	1.13%	1.37%
Ratio of net investment income (loss) to average net assets	1.50%	1.69%	2.12%	3.45%	1.77%
Portfolio turnover†††	35%	30%	30%	33%	160%
Total return	13.63%	25.39%	8.89%	(45.65)%	35.09%
Net assets at end of period (in thousands)	$202,106	$273,525	$309,162	$133,960	$165,528

*	Formerly named the International Equity Fund. On or about July 6, 2009, the International All Cap Equity Fund engaged a new line-up of Investment Advisors.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

Index Funds

Bond Index Fund:

For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(.09)

Net investment income (loss)	(.09)
Net realized and unrealized gain (loss)	.74

Net increase (decrease) in unit value	.65
Net asset value at beginning of period	11.00

Net asset value at end of period	$11.65

Ratio of expenses to average net assets*††	.88%
Ratio of net investment income (loss) to average net assets*	(.88)%
Portfolio turnover**†††	158%
Total return**	5.91%
Net assets at end of period (in thousands)	$35,769

(a)	Commencement of operations.
*	Annualized for the period from February 3, 2009 to December 31, 2009.
**	Not annualized for the period from February 3, 2009 to December 31, 2009.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Large Cap Index Equity Fund:

For the period February 9, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(.11)

Net investment income (loss)	(.11)
Net realized and unrealized gain (loss)	3.79

Net increase (decrease) in unit value	3.68
Net asset value at beginning of period	12.00

Net asset value at end of period	$15.68

Ratio of expenses to average net assets*††	.87%
Ratio of net investment income (loss) to average net assets*	(.87)%
Portfolio turnover**†††	159%
Total return**	30.67%
Net assets at end of period (in thousands)	$34,242

(a)	Commencement of operations.
*	Annualized for the period from February 9, 2009 to December 31, 2009.
**	Not annualized for the period from February 9, 2009 to December 31, 2009.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

All Cap Index Equity Fund(a):

	Year ended December 31,
	2005	2006	2007	2008	2009
Investment income(*)**	$.00	$.00	$.01	$.03	$.03
Expenses(**)***	(.16)	(.19)	(.21)	(.18)	(.22)

Net investment income (loss)	(.16)	(.19)	(.20)	(.15)	(.19)
Net realized and unrealized gain (loss)	1.87	5.00 (b)	1.93	(14.44)	6.93

Net increase (decrease) in unit value	1.71	4.81	1.73	(14.59)	6.74
Net asset value at beginning of period	30.20	31.91	36.72	38.45	23.86

Net asset value at end of period	$31.91	$36.72	$38.45	$23.86	$30.60

Ratio of expenses to average net assets***	.52%	.57%	.54%	.56%	.87%
Ratio of net investment income (loss) to average net assets	(.51)%	(.56)%	(.52)%	(.47)%	(.76)%
Portfolio turnover****	7%	6%	6%	3%	153%
Total return	5.66%	15.07%	4.71%	(37.95)%	28.25%
Net assets at end of period (in thousands)	$402,702	$437,011	$438,803	$221,260	$266,484

(a)	Formerly, the Index Equity Fund.
(b)	Net of payment made by the Program’s recordkeeper, which reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.
*	Amounts less than $.005 per unit are rounded to zero.
**	Calculations prepared using the daily average number of units outstanding during the year.
***	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
****	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment funds in which the Fund invests rather than the turnover of the underlying portfolios of such collective investment funds.

Mid Cap Index Equity Fund:

For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(.15)

Net investment income (loss)	(.15)
Net realized and unrealized gain (loss)	6.81

Net increase (decrease) in unit value	6.66
Net asset value at beginning of period	13.00

Net asset value at end of period	$19.66

Ratio of expenses to average net assets*††	.91%
Ratio of net investment income (loss) to average net assets*	(.91)%
Portfolio turnover**†††	165%
Total return**	51.23%
Net assets at end of period (in thousands)	$25,311

Small Cap Index Equity Fund:

For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(.16)

Net investment income (loss)	(.16)
Net realized and unrealized gain (loss)	6.83

Net increase (decrease) in unit value	6.67
Net asset value at beginning of period	14.00

Net asset value at end of period	$20.67

Ratio of expenses to average net assets*††	.90%
Ratio of net investment income (loss) to average net assets*	(.90)%
Portfolio turnover**†††	192%
Total return**	47.64%
Net assets at end of period (in thousands)	$15,508

(a)	Commencement of operations.
*	Annualized for the period from February 3, 2009 to December 31, 2009.
**	Not annualized for the period from February 3, 2009 to December 31, 2009.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

International Index Equity Fund:

For the period March 3, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(.20)

Net investment income (loss)	(.20)
Net realized and unrealized gain (loss)	11.48

Net increase (decrease) in unit value	11.28
Net asset value at beginning of period	15.00

Net asset value at end of period	$26.28

Ratio of expenses to average net assets*††	.96%
Ratio of net investment income (loss) to average net assets*	(.96)%
Portfolio turnover**†††	147%
Total return**	75.20%
Net assets at end of period (in thousands)	$24,346

(a)	Commencement of operations.
*	Annualized for the period from March 3, 2009 to December 31, 2009.
**	Not annualized for the period from March 3, 2009 to December 31, 2009.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Real Asset Return Fund

Real Asset Return Fund:

For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(.06)

Net investment income (loss)	(.06)
Net realized and unrealized gain (loss)	2.57

Net increase (decrease) in unit value	2.51
Net asset value at beginning of period	12.00

Net asset value at end of period	$14.51

Ratio of expenses to average net assets*††	.95%
Ratio of net investment income (loss) to average net assets*	(.95)%
Portfolio turnover**†††	14%
Total return**	20.92%
Net assets at end of period (in thousands)	$5,371

(a)	Commencement of operations.
*	Annualized for the period from July 7, 2009 to December 31, 2009.
**	Not annualized for the period from July 7, 2009 to December 31, 2009.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment funds in which the Fund invests, rather than portfolio turnover of the underlying portfolio of such collective investment funds.

Retirement Date Funds

Lifetime Income Retirement Date Fund:

	For the period August 9, 2006(a) to December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Investment income†	$—	$—	$—	$—
Expenses(†)††	(.03)	(.07)	(.07)	(.09)

Net investment income (loss)	(.03)	(.07)	(.07)	(.09)
Net realized and unrealized gain (loss)	.53	.67	(1.51)	1.51

Net increase (decrease) in unit value	.50	.60	(1.58)	1.42
Net asset value at beginning of period	10.00	10.50	11.10	9.52

Net asset value at end of period	$10.50	$11.10	$9.52	$10.94

Ratio of expenses to average net assets*††	.69%	.64%	.67%	.92%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.64)%	(.67)%	(.92)%
Portfolio turnover**†††	72%	21%	33%	54%
Total return**	5.00%	5.71%	(14.23)%	14.92%
Net assets at end of period (in thousands)	$11,432	$18,606	$27,462	$28,934

(a)	Commencement of operations.
*	Annualized for the period from August 9, 2006 to December 31, 2006.
**	Not annualized for the period from August 9, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Lifetime Income Retirement Date Fund and does not include expenses charged to the collective investment funds in which the Lifetime Income Retirement Date Fund invests a portion of its assets.
†††	With respect to the portion of the Lifetime Income Retirement Date Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the Lifetime Income Retirement Date Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

2010 Retirement Date Fund:

	For the period August 8, 2006(a) to December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Investment income†	$—	$—	$—	$—
Expenses(†)††	(.03)	(.08)	(.08)	(.11)

Net investment income (loss)	(.03)	(.08)	(.08)	(.11)
Net realized and unrealized gain (loss)	.80	.88	(2.51)	1.88

Net increase (decrease) in unit value	.77	.80	(2.59)	1.77
Net asset value at beginning of period	12.00	12.77	13.57	10.98

Net asset value at end of period	$12.77	$13.57	$10.98	$12.75

Ratio of expenses to average net assets*††	.69%	.63%	.67%	.92%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%	(.67)%	(.92)%
Portfolio turnover**†††	21%	18%	27%	56%
Total return**	6.42%	6.26%	(19.09%	16.12%
Net assets at end of period (in thousands)	$15,765	$38,099	$49,186	$61,971

(a)	Commencement of operations.
*	Annualized for the period from August 8, 2006 to December 31, 2006.
**	Not annualized for the period from August 8, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the 2010 Retirement Date Fund and does not include expenses charged to the collective investment funds in which the 2010 Retirement Date Fund invests a portion of its assets.
†††	With respect to the portion of the 2010 Retirement Date Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the 2010 Retirement Date Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

2020 Retirement Date Fund:

	For the period August 2, 2006(a) to December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Investment income†	$—	$—	$—	$—
Expenses(†)††	(.04)	(.10)	(.10)	(.12)

Net investment income (loss)	(.04)	(.10)	(.10)	(.12)
Net realized and unrealized gain (loss)	1.36	1.16	(4.37)	2.66

Net increase (decrease) in unit value	1.32	1.06	(4.47)	2.54
Net asset value at beginning of period	14.00	15.32	16.38	11.91

Net asset value at end of period	$15.32	$16.38	$11.91	$14.45

Ratio of expenses to average net assets*††	.69%	.63%	.67%	.92%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%	(.67)%	(.92)%
Portfolio turnover**†††	16%	20%	17%	51%
Total return**	9.43%	6.92%	(27.29)%	21.33%
Net assets at end of period (in thousands)	$21,315	$49,077	$74,855	$106,568

(a)	Commencement of operations.
*	Annualized for the period from August 2, 2006 to December 31, 2006.
**	Not annualized for the period from August 2, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the 2020 Retirement Date Fund and does not include expenses charged to the collective investment funds in which the 2020 Retirement Date Fund invests a portion of its assets.
†††	With respect to the portion of the 2020 Retirement Date Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the 2020 Retirement Date Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

2030 Retirement Date Fund:

	For the period August 2, 2006(a) to December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Investment income†	$—	$—	$—	$—
Expenses(†)††	(.05)	(.12)	(.11)	(.13)

Net investment income (loss)	(.05)	(.12)	(.11)	(.13)
Net realized and unrealized gain (loss)	1.81	1.38	(6.12)	3.37

Net increase (decrease) in unit value	1.76	1.26	(6.23)	3.24
Net asset value at beginning of period	16.00	17.76	19.02	12.79

Net asset value at end of period	$17.76	$19.02	$12.79	$16.03

Ratio of expenses to average net assets*††	.69%	.63%	.67%	.92%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%	(.67)%	(.92)%
Portfolio turnover**†††	6%	7%	15%	48%
Total return**	11.00%	7.09%	(32.75)%	25.33%
Net assets at end of period (in thousands)	$15,260	$44,407	$51,242	$77,025

(a)	Commencement of operations.
*	Annualized for the period from August 2, 2006 to December 31, 2006.
**	Not annualized for the period from August 2, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the 2030 Retirement Date Fund and does not include expenses charged to the collective investment funds in which the 2030 Retirement Date Fund invests a portion of its assets.
†††	With respect to the portion of the 2030 Retirement Date Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the 2030 Retirement Date Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

2040 Retirement Date Fund:

	For the period August 3, 2006(a) to December 31, 2006	Year ended December 31, 2007	Year ended December 31, 2008	Year ended December 31, 2009
Investment income†	$—	$—	$—	$—
Expenses(†)††	(.06)	(.13)	(.12)	(.14)

Net investment income (loss)	(.06)	(.13)	(.12)	(.14)
Net realized and unrealized gain (loss)	2.05	1.62	(7.45)	4.06

Net increase (decrease) in unit value	1.99	1.49	(7.57)	3.92
Net asset value at beginning of period	18.00	19.99	21.48	13.91

Net asset value at end of period	$19.99	$21.48	$13.91	$17.83

Ratio of expenses to average net assets*††	.69%	.63%	.67%	.92%
Ratio of net investment income (loss) to average net assets*	(.69)%	(.63)%	(.67)%	(.92)%
Portfolio turnover**†††	8%	14%	14%	50%
Total return**	11.06%	7.45%	(35.24)%	28.18%
Net assets at end of period (in thousands)	$11,894	$28,871	$31,314	$49,613

(a)	Commencement of operations.
*	Annualized for the period from August 3, 2006 to December 31, 2006.
**	Not annualized for the period from August 3, 2006 to December 31, 2006.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the 2040 Retirement Date Fund and does not include expenses charged to the collective investment funds in which the 2040 Retirement Date Fund invests a portion of its assets.
†††	With respect to the portion of the 2040 Retirement Date Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the 2040 Retirement Date Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

Target Risk Funds

Conservative Risk Fund:

For the period July 7, 2009(a) to December 31, 2009
Investment income†	$.00 (b)
Expenses(†)††	(.06)

Net investment income (loss)	(.06)
Net realized and unrealized gain (loss)	1.45

Net increase (decrease) in unit value	1.39
Net asset value at beginning of period	13.00

Net asset value at end of period	$14.39

Ratio of expenses to average net assets*††	.92%
Ratio of net investment income (loss) to average net assets*	(.90)%
Portfolio turnover**†††	5%
Total return**	10.69%
Net assets at end of period (in thousands)	$5,643

Moderate Risk Fund:

For the period July 7, 2009(a) to December 31, 2009
Investment income†	$.00 (b)
Expenses(†)††	(.07)

Net investment income (loss)	(.07)
Net realized and unrealized gain (loss)	2.50

Net increase (decrease) in unit value	2.43
Net asset value at beginning of period	14.00

Net asset value at end of period	$16.43

Ratio of expenses to average net assets*††	.92%
Ratio of net investment income (loss) to average net assets*	(.91)%
Portfolio turnover**†††	7%
Total return**	17.36%
Net assets at end of period (in thousands)	$13,581

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for the period from July 7, 2009 to December 31, 2009.
**	Not annualized for the period from July 7, 2009 to December 31, 2009.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

Aggressive Risk Fund:

For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(.08)

Net investment income (loss)	(.08)
Net realized and unrealized gain (loss)	3.70

Net increase (decrease) in unit value	3.62
Net asset value at beginning of period	15.00

Net asset value at end of period	$18.62

Ratio of expenses to average net assets*††	.92%
Ratio of net investment income (loss) to average net assets*	(.92)%
Portfolio turnover**†††	9%
Total return**	24.13%
Net assets at end of period (in thousands)	$4,212

(a)	Commencement of operations.
*	Annualized for the period from July 7, 2009 to December 31, 2009.
**	Not annualized for the period from July 7, 2009 to December 31, 2009.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Year Ended December 31, 2009

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

For the year ended December 31, 2009, the Stable Asset Return Fund experienced a total return, net of expenses, of 1.97%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 3.23% for the same period. Further, to account for reductions in the Fund’s yield due to increases in money market-type investments resulting from uncertainties in the Synthetic GIC market and an increased emphasis on benchmark credit quality, the combination benchmark less 0.5% per year, on an annualized basis, produced an investment record of 2.73% for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that index or for fund expenses.

Throughout 2009 the portfolio was positioned to benefit from recovery within the fixed income markets while limiting the likelihood of future market value volatility. As such, the portfolio’s holdings were focused on short duration money market instruments and segments of the market that had a high degree of government support such as US Treasury Notes & Bonds as well as Debentures and Mortgage Backed Securities issued or backed by U.S. Agencies. The portfolio maintained a position that was of higher credit quality and lower duration than that of the combination benchmark. The portfolio had less market value sensitivity but in a positively sloped interest rate environment it underperformed the benchmark.

Bond Core Plus Fund

The Bond Core Plus Fund, formerly named the Intermediate Bond Fund, seeks to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities.

For the year ended December 31, 2009, the Bond Core Plus Fund experienced a total return, net of expenses, of 9.55%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 5.93% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

For the year ended December 31, 2009, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, outperformed the Barclays Capital U.S. Aggregate Bond Index. An overweight to duration detracted from performance during the first half of the year as investors sought higher-yielding credits and mortgage-backed securities and took part in a broad-based equity rally beginning in March. The perceived threat of inflation and pending increase in Treasury issuance also sent yields higher. In the second half of the year, however, continued weakness in the labor markets, strong demand at Treasury auctions, and accelerated Treasury purchases by the Federal Reserve caused yields to fall. A small curve-steepening bias was a slight contributor to portfolio performance as the U.S. yield curve steepened by 160 basis points during the year. Much of the curve-

steepening came from a sell-off in long maturities; two-year yields rose 38 basis points whereas thirty-year yields soared by 196 basis points. Long yields rose as investors sold Treasuries amid threats of looming inflation, the onset of economic recovery, and a rebound in risk assets. Towards the end of the year, as the yield curve steepened, the portfolio reduced its curve-steepening bias in favor of intermediate to long Treasuries. Meanwhile, Eurodollar futures added to performance. Forward expectations of three-month LIBOR rates fell during the year, and spot LIBOR rates fell to all-time lows. As the Federal Reserve and Treasury launched new stimulus programs and signaled their intentions to do whatever was necessary to prop up the economy, investors pushed their expectations for hikes deeper and deeper into 2010.

Agency mortgage-backed securities outperformed like-duration Treasuries for eleven out of twelve months in 2009 due to support from the Federal Reserve’s Agency Mortgage-Backed Securities (“MBS”) Purchase Program. The portfolio’s exposure to mortgages was positive for returns. These returns were enhanced by up-in-coupon positioning, an expression of the belief that prepay speeds would not reach 2003 levels despite the market view that higher coupons would suffer from higher prepayments in a falling interest rate environment. Over the year, the Federal Reserve purchased $1.1 trillion of MBS, more than half the gross issuance in most coupons. Allocations to non-agency mortgages were very positive as these securities recovered from severe market dislocations in 2008. Small exposure to Commercial Mortgage-Backed Securities (“CMBS”) and Consumer Asset Backed Securities (“ABS”) benefited the portfolio. The CMBS market had a strong year as spreads tightened dramatically on the back of the Term Asset-Backed Securities Loan Facility (“TALF”) program and the Public-Private Investment Program (“PIPP”). Consumer ABS also benefited from the TALF program as spreads tightened dramatically on both senior and subordinated debt. An overweight to investment grade credit was positive for performance as high quality corporate bonds significantly outperformed Treasuries in 2009. Corporate credit fundamentals improved on the back of efforts by management to raise cash balances and shore up balance sheets. Within investment grade credit, the focus on financials, including banks, brokerages, and select insurance companies, enhanced returns as these sectors outperformed in light of improving financial conditions and continued support from government policy. An allocation to Treasury Inflation Protected Securities (“TIPS”) was positive during the year. TIPS posted a strong year on the back of a weak 2008, owing to improved technicals and growing inflation fears. Exposure to non-taxable municipal bonds and taxable Build America Bonds benefited portfolios in 2009. The portfolios’ exposure to European bonds detracted from performance as yields rose over the course of the year. A small allocation to the U.K. was negative for performance as gilts declined for the first time in a decade. Tactical exposure to local rates in Brazil added to performance as Real-denominated debt outperformed the Barclays U.S. Aggregate Bond Index in 2009. Brazil’s Central Bank aggressively cut rates in the beginning of the year from 13.75% down to 8.75% where the rate remained for the rest of the year.

For the year ended December 31, 2009, the Bond Core Plus Fund participated in the State Street Bank securities lending program as described under Item 1, “Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Bond Core Plus Fund for the year ended December 31, 2009 was positively impacted by 0.06 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Large Cap Equity Fund

The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization companies with market capitalizations, at the time of purchase, of greater than $1 billion. A portion of the Fund (approximately 15% as of December 31, 2009) is invested to replicate the Russell 1000 Index, which is comprised of the approximately 1,000 largest companies in the Russell 3000 Index. The remainder of the Fund is actively managed.

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

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the Large Cap Equity Fund experienced a total return, net of expenses, of 21.50%. By comparison, the Russell 1000 Index produced an investment record of 22.53% for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses. As discussed below under “—Effect of Transition on Performance of Certain Funds,” the Fund’s return in this period was negatively affected by transition-related costs as well as the adverse market impact on the day of the transition.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 45% as of December 31, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which this portion of the Fund is compared. Stock selection in the energy sector was a contributor to the outperformance as shares of Transocean and Apache rallied on demand for deep water drilling equipment and a rebound in natural gas prices. Stock selection in the financial sector detracted from performance.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 40% as of December 31, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which this portion of the Fund is compared. Information technology holdings contributed most to the return as both stock selection and an overweight position were beneficial. Several positions in the sector posted gains of more than 30%. Security selection was also strong in consumer discretionary, consumer staples and health care. Underweight positions in consumer staples and industrials also worked well. Stock selection detracted from returns in financials, materials, and industrials. An overweight in health care was detrimental as well.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the performance of the indexed portion of the Large Cap Equity Fund was consistent with the Russell 1000 Index after taking expenses into account and the effect of participation in securities lending.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the Large Cap Equity Fund participated in the State Street Bank securities lending program as described under Item 1, “Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Large Cap Equity Fund for the period from commencement of operations on July 2, 2009 to December 31, 2009 was negatively impacted by 0.29 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in

Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion. A portion of the Fund (approximately 2% as of December 31, 2009) is invested to replicate the Russell 2000 Index, which is comprised of the approximately 2,000 smallest companies in the Russell 3000 Index. The remainder of the Fund is actively managed.

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

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 21.09%. By comparison, the Russell 2500 Index produced an investment record of 24.52% for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses. As discussed below under “—Effect of Transition on Performance of Certain Funds,” the Fund’s return in this period was negatively affected by transition-related costs as well as the adverse market impact on the day of the transition.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 14% as of December 31, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which this portion of the Fund is compared. During the period, the sectors that provided the greatest contribution to performance were interest rate sensitive and capital goods.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of December 31, 2009) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Growth Index, against which this portion of the Fund is compared. Specifically, performance was hampered during the third quarter, a period in which the portfolio’s defensive posturing was misaligned with a sharp reprice of risk. Performance was much more in line with the benchmark during the last four months of the year. During the fourth quarter specifically, performance was helped by strong contributions from energy and technology. Relative performance was held back a bit, however, by healthcare and consumer discretionary investments.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 15% as of December 31, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which this portion of the Fund is compared. Stock selection in the portfolio added value in the period while sector selection detracted from performance. Stock selection was particularly strong in the financial and technology sectors. An underweight to Real Estate Investment Trusts (“REITs”) which rebounded in the period and an overweight to consumer staples, the weakest sector in the benchmark, had a negative impact.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of OFI Institutional Asset Management, Inc. (approximately 14% as of December 31, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which this portion of the Fund is compared. Stock selection within industrials proved to be additive during the period since inception. Stock selection was also beneficial within the financial sector which additionally was overweighted. Another contributor to performance was the overweight position in materials. The consumer discretionary sector had a negative impact on the portfolio.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Oppenheimer Capital LLC (approximately 10% as of December 31, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which this portion of the Fund is compared. The portfolio outperformed based on strong stock selection in technology, energy and consumer discretionary. Particularly in technology, strong end-market demand has translated into top-line growth acceleration for the e-commerce holdings, while in energy, despite continued low natural gas prices, the portfolio’s holdings of companies with low cost, high return, replenishable reserves and production growth outperformed relative to their peers.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of December 31, 2009) negatively contributed to the performance of the Fund, but outperformed the Russell 2000 Growth Index, against which this portion of the Fund is compared. Top performing sectors included information technology, materials and consumer discretionary.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 15% as of December 31, 2009) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Value Index, against which this portion of the Fund is compared. The portfolio’s focus on companies believed to have a combination of attractive valuations and a positive earnings catalyst detracted from relative performance in August and September, as deep value and contrarian stocks returned to favor. The outperformance in the fourth quarter was driven by stock selection as sector allocations had a negligible impact on performance.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of December 31, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which this portion of the Fund is compared. Through September the portfolio outperformed primarily due to strong stock selection in health care, information technology and telecommunication services. The fourth quarter had positive absolute returns in all sectors. The portfolio continued to experience relative underperformance in the financial sector.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the performance of the indexed portion of the Small-Mid Cap Equity Fund was consistent with the Russell 2000 Index after taking expenses into account and the effect of participation in securities lending.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the Small-Mid Cap Equity Fund participated in the State Street Bank securities lending program as described under Item 1, “Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Small-Mid Cap Equity Fund for the period from commencement of operations on July 2, 2009 to December 31, 2009 was negatively impacted by 1.09 percentage points as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

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

For the year ended December 31, 2009, the International All Cap Equity Fund experienced a total return, net of expenses, of 35.09%. By comparison, the Morgan Stanley Capital International All-Country World Ex-U.S. Index, which we refer to as the MSCI ACWI ex-US Index, produced an investment record of 41.45% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses. As discussed below under “—Effect of Transition on Performance of Certain Funds,” the Fund’s return in this period was negatively affected by transition-related costs as well as the adverse market impact on the day of its transition to a “multi-manager” fund.

Prior to July 6, 2009, State Street retained JPMorgan Asset Management (UK) Limited, which we refer to as JPMAM, to be an Investment Advisor for approximately half of the assets in the Fund, and Philadelphia International Advisors, L.P., which we refer to as PIA, to serve as Investment Advisor for the other half of the assets in the Fund. State Street determined the portion of the International All Cap Equity Fund’s assets for which advice was obtained from each Investment Advisor. Effective July 6, 2009, the Fund began to utilize a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of State Street, subject to consultation with Northern Trust. Each Investment Advisor acts independently from the others and uses its own distinct investment style in selecting securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of State Street. The performance of each Investment Advisor may be measured in the context of its own investment style. The performance of the portions of the Fund previously managed by JPMAM and PIA are included in the performance of each of the portions of the Fund advised by the new Investment Advisors and in the portion invested by State Street in the State Street Bank securities lending program for the year ended December 31, 2009.

For the period from July 2, 2009 to December 31, 2009, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 39% as of December 31, 2009) positively contributed to the performance of the Fund, but underperformed the Morgan Stanley Capital International Europe, Australasia, Far East (“MSCI EAFE”) Value ND Index, against which this portion of the Fund is compared. The portfolio experienced favorable results from the holdings in European and U.K. consumer staples, healthcare and telecommunications sectors. Positioning in financials as well as holdings in the information technology and European industrials sectors adversely affected performance.

For the period from July 2, 2009 to December 31, 2009, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 21% as of December 31, 2009) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which this portion of the Fund is compared. Through September the portfolio was aided by good stock selection in the industrial and telecommunication services sectors. The portfolio was also aided by good stock selection in the staples and materials sectors during the fourth quarter. The portfolio benefited from being underweight Japan; however, it was negatively impacted by being underweight Australia.

For the period from July 2, 2009 to December 31, 2009, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 17% as of December 31, 2009) positively contributed to the performance of the Fund, but underperformed the MSCI Emerging Markets ND Index, against which this portion of the Fund is compared. The main drivers of the underperformance were stock selection in the materials sector along with stock selection in Russia, Taiwan and South Korea.

For the period from July 2, 2009 to December 31, 2009, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 20% as of December 31, 2009) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which this portion of the Fund is compared. The portfolio did not hold the most highly leveraged stocks which led the market rally and led to the underperformance. During the period, stocks with financial high quality, good value and strong growth lagged as they had previously performed well in the early part of the year.

For the period from January 1, 2009 to July 1, 2009, the portion of the International All Cap Equity Fund advised with the assistance of JPMAM outperformed the MSCI ACWI ex-US Index. The financials and telecoms sectors were the largest contributors to relative performance while the technology and industrials sectors detracted. Regionally, stock selection in the U.K. and Japan was strong but stock selection in continental Europe, the Pacific region (excluding Japan) and emerging markets lagged the Index. Holdings in the Brazilian oil/gas company Petrobras were a major contributor to relative performance. In contrast, holdings in the global banking group HSBC detracted from relative performance.

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

For the year ended December 31, 2009, the International All Cap Equity Fund participated in the State Street Bank securities lending program as described under Item 1, “Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the International All Cap Equity Fund for the year ended December 31, 2009 was positively impacted by 1.07 percentage points as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are representative of the domestic investment grade bond market as included in such Index.

For the period from commencement of operations on February 3, 2009 to December 31, 2009, the Bond Index Fund experienced a total return, net of expenses, of 5.91%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 6.87% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the period from commencement of operations on February 3, 2009 to December 31, 2009 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500 Index by investing generally in securities included in such Index. The S&P 500 Index represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500 Index.

For the period from commencement of operations on February 9, 2009 to December 31, 2009, the Large Cap Index Equity Fund experienced a total return, net of expenses, of 30.67%. By comparison, the S&P 500 Index produced an investment record of 31.15% for the same period. The S&P 500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the period from commencement of operations of February 9, 2009 to December 31, 2009 was consistent with the S&P 500 Index after taking expenses into account.

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

For the year ended December 31, 2009, the All Cap Index Equity Fund experienced a total return, net of expenses, of 28.25%. By comparison, the Russell 3000 Index produced an investment record of 28.34% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the year ended December 31, 2009 was consistent with the Russell 3000 Index after taking expenses into account and the effect of participation in securities lending.

For the year ended December 31, 2009, the All Cap Index Equity Fund participated in the State Street Bank securities lending program as described under Item 1, “Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds that

Participate in Securities Lending,” the financial statement-reported performance of the All Cap Index Equity Fund for the year ended December 31, 2009 was positively impacted by 0.66 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400 Index by investing generally in securities included in such Index. The S&P MidCap 400 Index includes 400 companies and, as of December 31, 2009, represented approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400 Index.

For the period from commencement of operations on February 3, 2009 to December 31, 2009, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of 51.23%. By comparison, the S&P MidCap 400 Index produced an investment record of 47.65% for the same period. The S&P MidCap 400 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the period from commencement of operations on February 3, 2009 to December 31, 2009 exceeded that of the S&P MidCap 400 Index due primarily to several significant purchases of Fund Units having been made on days on which the S&P MidCap 400 Index experienced significant declines, with the result that the Fund’s performance on such days exceeded that of the Index due to the time delay involved in the investment of the proceeds of such Units in the Index. Otherwise, the performance of the Fund was consistent with the S&P MidCap 400 Index after taking expenses into account.

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

For the period from commencement of operations on February 3, 2009 to December 31, 2009, the Small Cap Index Equity Fund experienced a total return, net of expenses, of 47.64%. By comparison, the Russell 2000 Index produced an investment record of 41.15% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the period from commencement of operations on February 3, 2009 to December 31, 2009 exceeded that of the Russell 2000 Index due primarily to several significant purchases of Fund Units having been made on days on which the Russell 2000 Index experienced significant declines, with the result that the Fund’s performance on such days exceeded that of the Index due to the time delay involved in the investment of the proceeds of such Units in the Index. Otherwise, the performance of the Fund was consistent with the Russell 2000 Index after taking expenses into account.

International Index Equity Fund

The investment objective of the International Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the MSCI ACWI ex-US Index by investing generally in securities included in such Index. The MSCI ACWI ex-US Index consists of approximately 1,800 securities in 45 markets, with securities of emerging markets representing approximately 20% of the Index.

For the period from commencement of operations on March 3, 2009 to December 31, 2009, the International Index Equity Fund experienced a total return, net of expenses, of 75.20%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 80.28% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the period from commencement of operations on March 3, 2009 to December 31, 2009 underperformed the MSCI ACWI ex-US Index due primarily to several significant purchases of Fund Units having been made on days on which the Index experienced significant increases, with the result that the Fund’s performance on such days lagged that of the Index due to the time delay involved in the investment of the proceeds of such Units in the Index. Otherwise, the performance of the Fund was consistent with the MSCI ACWI ex-US Index after taking expenses into account.

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

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank. During the period from commencement of operations on July 7, 2009 to December 31, 2009, these funds included the REIT Index Non-Lending Series Fund, the Treasury Inflation Protected Securities Index Non-Lending Series Fund and the Dow Jones UBS Commodities Index Non-Lending Series Fund.

For the period from commencement of operations on July 7, 2009 to December 31, 2009, the Fund experienced a total return, net of expenses, of 20.92%. The performance of the Real Asset Return Fund for period from commencement of operations on July 7, 2009 to December 31, 2009 was consistent with its composite benchmark after taking expenses into account.

Retirement Date Funds

The Retirement Date Funds provide a series of balanced investment funds each of which is designed by State Street Bank to correspond to a particular time horizon to retirement. Each Retirement Date Fund has a different initial investment strategy representing different risk and reward characteristics that reflect the remaining time horizon to the most conservative investment mix. The longer the time horizon to the year in which a Retirement Date Fund will reach its most conservative investment mix, the greater is the Retirement Date Fund’s initial risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who have reached or are beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 30%). The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for maximum growth potential.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. For substantially all of the year ended December 31, 2009, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the S&P 500 Flagship Securities Lending Fund, the Daily MSCI ACWI Ex-US Index Securities Lending Fund, the S&P Mid-Cap Index Securities Lending Fund, the Russell 2000 Index Securities Lending Fund, the Long U.S. Government Index Securities Lending Fund, the Passive Bond Market Index Securities Lending Fund, the U.S. Treasury Inflation Protected Securities Fund and the Principal Accumulation Return Fund.

For the year ended December 31, 2009, the Retirement Date Funds experienced a total return, net of expenses, of 14.92% for the Lifetime Income Retirement Date Fund, 16.12% for the 2010 Retirement Date Fund, 21.33% for the 2020 Retirement Date Fund, 25.33% for the 2030 Retirement Date Fund and 28.18% for the 2040 Retirement Date Fund. The performance of each Retirement Date Fund for the year ended December 31, 2009 was consistent with its respective composite benchmark after taking expenses into account and the effect of participation in securities lending.

For the year ended December 31, 2009, the Retirement Date Funds participated in the State Street Bank securities lending program as described under Item 1, “Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Retirement Date Funds for the year ended December 31, 2009 was positively impacted by 0.81 percentage point for the Lifetime Income Retirement Date Fund, 1.72 percentage points for the 2010 Retirement Date Fund, 1.56 percentage points for the 2020 Retirement Date Fund, 1.40 percentage points for the 2030 Retirement Date Fund and 1.16 percentage points for the 2040 Retirement Date Fund as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses associated with the State Street Bank securities lending program.

Target Risk Funds

The Target Risk Funds provide a series of balanced investment funds each of which is designed to correspond to a particular investment risk level. Each Target Risk Fund has a different investment strategy representing different risk and reward characteristics. The Conservative Risk Fund seeks to avoid significant loss of principal and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 29%). The Moderate Risk Fund seeks to provide long-term capital appreciation and more limited stability of principal for participants. The Aggressive Risk Fund seeks to provide long-term capital appreciation for participants and is comprised mainly of stocks for significant growth potential.

The Target Risk Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the period from commencement of operations on July 7, 2009 to December 31, 2009, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the Russell 3000 Index Non-Lending Series Fund, the Daily

EAFE Non-Lending Series Fund, the Daily MSCI ACWI Ex-US Index Non-Lending Series Fund, the Passive Bond Market Index Non-Lending Series Fund, the Treasury Inflation Protected Securities Index Non-Lending Series Fund, the Dow Jones UBS Commodities Index Non-Lending Series Fund, the REIT Index Non-Lending Series Fund and STIF.

For the period from commencement of operations on July 7, 2009 to December 31, 2009, the Target Risk Funds experienced a total return, net of expenses, of 10.69% for the Conservative Risk Fund, 17.36% for the Moderate Risk Fund and 24.13% for the Aggressive Risk Fund. The performance of each Target Risk Fund for the period from commencement of operations on July 7, 2009 to December 31, 2009 was consistent with its respective composite benchmark after taking expenses into account.

Balanced Fund

Certain assets contributed to the Program are held in the Balanced Fund. However, the Collective Trust no longer offers Units in the Balanced Fund.

The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. The Fund invests in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments.

For the year ended December 31, 2009, the Balanced Fund experienced a total return, net of expenses, of 21.47%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 19.50% for the same period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

The equity segment of the Balanced Fund was advised with the assistance of Capital Guardian Trust Company during the period from January 1, 2009 to July 1, 2009 and was invested through the Large Cap Equity Fund during the period from July 2, 2009 to December 31, 2009. During the period from January 1, 2009 to July 1, 2009, the equity segment of the Balanced Fund outperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund, above, for a description of the performance of the equity segment of the Balanced Fund for the period from July 2, 2009 to December 31, 2009.

For the year ended December 31, 2009, the debt segment of the Balanced Fund, which was invested through the Bond Core Plus Fund (formerly known as the Intermediate Bond Fund), outperformed the Barclays Capital U.S. Aggregate Bond Index. Please refer to the discussion of the investment performance of the Bond Core Plus Fund discussion, above, for a description of the performance of the debt segment of the Balanced Fund for the year ended December 31, 2009.

For the year ended December 31, 2009, the Balanced Fund participated in the State Street Bank securities lending program as described under Item 1, “Information with Respect to the Funds—Loans of Portfolio Securities.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Balanced Fund for the year ended December 31, 2009 was positively impacted by 0.32 percentage point as a result of such participation.

Terminated Funds

On July 1, 2009 the previously offered Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund and Small-Cap Equity Fund (the “Terminated Funds”) were eliminated. The Collective Trust no longer offers Units in the Terminated Funds.

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

Additional information relating to Program assets formerly held in the Terminated Funds may be obtained by writing or calling State Street. See Item 1, “Additional Information.”

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

The Funds referred to above, either directly or indirectly through their investment in other funds and accounts managed by State Street Bank or its affiliates, participate in the State Street Bank securities lending program as described under Item 1, “Information with Respect to the Funds—Loans of Portfolio Securities.” The Funds participating in this program typically receive cash collateral at the time of lending with a value in excess of that of the loaned securities, and collateral is increased or decreased, respectively, as the value of the loaned securities increases or decreases. The cash collateral is invested for the account and risk of the participating funds in the cash collateral funds, which are managed by State Street Bank or its affiliates. For purposes of normal daily transaction activity, these cash collateral funds, as permitted under their governing agreements, value their investments on the basis of amortized cost, rather than current market values, to the extent that an investment is not in default or considered to be impaired. State Street Bank has informed the Collective Trust that none of the securities in the cash collateral funds was in default at December 31, 2009 and therefore purchases and redemptions of units in the cash collateral funds continue to be transacted at a value equivalent to $1.00 per unit (100% of principal invested), even though, on a market basis at December 31, 2009, the cash collateral funds had net asset values ranging from $.977 to $.984 per unit. These net asset values compare to values ranging from $.908 to $.935 per unit at December 31, 2008.

For financial reporting purposes under GAAP, each of these Funds has valued its direct and indirect investments in the cash collateral funds at their market values, and has recognized either unrealized gains or unrealized losses in the financial statements for the year ended December 31, 2009. Gains positively impacted, and losses negatively impacted, reported performance of each relevant Fund to the extent stated in its respective discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The unrealized gains were the result of partial reversals of unrealized losses recognized in previous periods. These unrealized losses, net of any previously unrealized gains partially reversing these losses, could further reverse, in whole or in part, over time to the extent that principal is eventually recovered on maturities or higher prices are realized upon sale of the underlying securities, although, as with any investment, such events are not assured of occurring, and future losses could be experienced for financial reporting purposes if the net asset values per unit of the cash collateral funds on a market basis decrease from their December 31, 2009 levels. However, these Funds have continued to value their investments in the cash collateral funds for purposes of Participant transactions at amortized-cost based value used by the cash collateral funds for daily transactions. Accordingly, actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses.

For information on the effect of the unrealized gains or losses described above on the performance for financial reporting purposes of a particular Fund, see the discussion related to performance of such Fund above for the year ended December 31, 2009.

Effect of Transition on Performance of Certain Funds

The returns of the Large Cap Equity Fund, the International All Cap Equity Fund and the Small-Mid Cap Equity Fund in the period from commencement of operations on or about July 2, 2009 to December 31, 2009 were negatively affected by (1) $492,000 in costs incurred related to (i) terminating the Large-Cap Value Equity Fund, the Large-Cap Growth Equity Fund, the Mid-Cap Value Equity Fund and the Small-Cap Equity Fund, (ii) establishing the Large Cap Equity Fund and the Small-Mid Cap Equity Fund and (iii) restructuring the International All Cap Equity Fund, which costs were allocated among the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund in proportion to the assets of those Funds and (2) the adverse impact of costs and/or on the prices of securities caused by the large number of securities sold by the Terminated Funds and bought by these Funds on the day of the transition.

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

The Funds do not engage in investments in derivative instruments except as described under Item 1, “Derivative Instruments.” The Retirement Date Funds do not engage in investments in derivative instruments except as described under Item 1, “Retirement Date Funds.” For additional information, see Note 2 to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

ITEM 8.	Financial Statements and Supplementary Data

See p. F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting: The Collective Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) for each of the Funds and the five Retirement Date Funds. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Collective Trust’s management conducted evaluations of the effectiveness of the internal control over financial reporting of each of the Funds based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluations, the Collective Trust’s management concluded that internal control over financial reporting were effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Officers of State Street

State Street, as trustee, has primary responsibility for investment management with respect to each of the investment options and the Balanced Fund. As part of its responsibility, it appoints the officers of the Collective Trust, who have responsibility for administering all the investment options and the Balanced Fund. The following is a biographical summary of each of the officers of the Collective Trust, including age as of March 1, 2010:

Monet T. Ewing. Ms. Ewing, age 47, is the President and Chief Executive Officer of the Collective Trust and has served in such capacity since July 2008. Ms. Ewing has also served as a Vice President within the Fiduciary Group of State Street Global Advisors, a division of State Street Bank. From 1994 to 2001, Ms. Ewing served as Vice President and Associate Counsel for State Street Bank’s Legal Division. Ms. Ewing has 19 years of tax and ERISA experience and has worked in the financial services industry for the past 16 years. Ms. Ewing also acts on behalf of State Street Bank as trustee for several private Employee Stock Ownership Plans (ESOPs). Ms. Ewing has served as a director of State Street since 2008. In the past five years, Ms. Ewing has also served as a Manager of SSgA Capital Management Trust Company, LLC.

Robert E. Fullam. Mr. Fullam, age 48, has been Vice President and Chief Financial Officer of the Collective Trust since July 2008, and an officer of State Street since 2004. Mr. Fullam has been a Principal of State Street Global Advisors, a division of State Street Bank, since July 2008. Mr. Fullam was at CitiStreet LLC (now ING Services) from 2001 to June 2008, most recently as a Vice President. Mr. Fullam also served as Treasurer and Chief Accounting Officer of the Collective Trust from February 2005 to June 2008. Prior to joining CitiStreet LLC (now ING Services) in 2001, Mr. Fullam worked at State Street Bank in various capacities during the period from 1987 through 2001.

Denise R. Sisk. Ms. Sisk, age 43, has been the Treasurer and Chief Accounting Officer of the Collective Trust since November 2008. Ms. Sisk has served as a Vice President of State Street Global Advisors, a division of State Street Bank, since September 2005 and as the Department Head of the Fiduciary Group at State Street Global Advisors since October 2008. From 2001 to 2005, Ms. Sisk served as a Senior Vice President and Division Counsel of the Retirement Services Division of CitiStreet LLC (now ING Services), focusing on all aspects of defined contribution plans, including tax and ERISA matters, as well as general corporate matters. From 1992 to 2000, Ms. Sisk served as Vice President and Associate Counsel of the Legal Division of State Street Bank.

The officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from State Street Bank or its affiliates.

Directors of State Street

The Collective Trust does not have a board of directors. The Collective Trust is a trust with a corporate trustee, which is State Street, a wholly owned subsidiary of State Street Bank. The board of directors of State Street consists of nine directors. For purposes of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission adopted under that Act, the board of directors of State Street has responsibility for the functions with respect to audit matters relating to the Collective Trust. Each member of the board of directors of State Street is an employee of State Street Bank or its affiliates. The following is a biographical summary of each of the directors of State Street, including age as of March 1, 2010:

Daniel J. Bouchard. Mr. Bouchard, age 48, joined State Street Bank in 1997 and served as a Vice President and a Senior Managing Director in the Securities Finance Division. In 2009, he became Chief Administrative Officer for State Street Global Markets, a division of State Street

Bank. Mr. Bouchard also serves as a Clerk of State Street. Mr. Bouchard has over 23 years of financial services experience in trust and custody, securities lending and global markets. Mr. Bouchard has served as a director of State Street since October 2004. In the past five years, Mr. Bouchard has also served as a Manager of SSgA Capital Management Trust Company, LLC.

Monet T. Ewing. Ms. Ewing, age 47, is the President and Chief Executive Officer of the Collective Trust and has served in such capacity since July 2008. Ms. Ewing has also served as a Vice President within the Fiduciary Group of State Street Global Advisors, a division of State Street Bank. From 1994 to 2001, Ms. Ewing served as Vice President and Associate Counsel for State Street Bank’s Legal Division. Ms. Ewing has 19 years of tax and ERISA experience and has worked in the financial services industry for the past 16 years. Ms. Ewing also acts on behalf of State Street Bank as trustee for several private Employee Stock Ownership Plans (ESOPs). Ms. Ewing has served as a director of State Street since 2008. In the past five years, Ms. Ewing has also served as a Manager of SSgA Capital Management Trust Company, LLC.

Nancy E. Grady. Ms. Grady, age 49, joined State Street Bank in 1983 and currently serves as a Senior Vice President of State Street Bank . Ms. Grady has 26 years experience servicing collective funds and led operational teams that service both registered and unregistered co-mingled products. Ms. Grady also has experience with the systems used to support these products as well as custody and accounting operations. Ms. Grady is the Chairman of the Board of State Street and has served as a director of State Street since October 2004. Additionally, Ms. Grady has served as a Manager and President of SSgA Capital Management Trust Company, LLC since October 2008.

Thomas P. Kelly. Thomas P. Kelly, 53, joined State Street Bank in 1979, transferred into the Finance team of State Street Global Advisors, a division of State Street Bank, in 1995 and since November 2002 has served as Senior Managing Director and Controller of State Street Global Advisors. Mr. Kelly manages a global finance team of approximately 50 employees that is responsible for monitoring all aspects of State Street Global Advisors’ revenue, expense and balance sheets, financial reporting and analysis processes. During his more than 30 year tenure at State Street Bank, Mr. Kelly has held the position of Corporate Staff Comptroller, reporting to State Street Bank’s Chief Financial Officer, and also held positions in the Information Systems Division, Funds Flow Department and the Master Trust Division. Mr. Kelly has worked in the investment management field since 1993. Mr. Kelly holds an MBA from Babson College and a Bachelor of Science in Accounting from Bentley College. Mr. Kelly has served as a director of State Street since January 2005. In the past five years, Mr. Kelly has also served as a Manager of SSgA Capital Management Trust Company, LLC and a director of State Street Investment Research Services Private Limited.

Nancy H. Loucks. Ms. Loucks, age 53, is an Executive Vice President in Enterprise Risk Management at State Street Bank. Ms. Loucks joined State Street Bank in 1980 and has held positions in Enterprise Risk Management since 1995. She has served as a director of State Street since October 2004. In the past five years, Ms. Loucks has also served as a Manager of SSgA Capital Management Trust Company, LLC, as a director of State Street International Holdings, a subsidiary of State Street Bank, a Manager of State Street International Holdings Switzerland GmBH, a subsidiary of State Street International Holdings, and a director of SquashBusters, Inc., a not-for-profit organization.

Scott W. Olson. Mr. Olson, age 50, is the Senior Managing Director and Global Manager of Alternative Products and Structures of State Street Bank’s Securities Finance Division, and is an Executive Vice President of State Street. Prior to joining the Securities Finance Division of State Street Bank in 2006, Mr. Olson served as the Associate General Counsel in State Street Bank’s Legal Division, having begun his career with State Street Bank in 1997. During his tenure with the Legal Division of State Street Bank, Mr. Olson had global legal responsibility for securities lending and capital market products, including foreign exchange, securities lending, money markets, repurchase transactions, foreign branches, cash collateral vehicles, e-commerce activities and certain broker-dealer activities. Mr. Olson has served as a director of State Street since October 2004. In the past five years, Mr. Olson has also served as a Manager of SSgA Capital Management Trust Company, LLC.

William F. Weihs. Mr. Weihs, age 51, joined State Street Bank in 1998 as Vice President and has served as a Senior Vice President in Corporate Advisory Services, a division of Corporate Finance of State Street Bank, since June 2007. Mr. Weihs has an MBA in Finance and has experience in investment banking, including overseeing many of State Street Bank’s acquisitions and divestitures. Mr. Weihs has served as a director and Treasurer of State Street since November 2004. In the past five years, Mr. Weihs has also served as a Manager and Treasurer of SSgA Capital Management Trust Company, LLC and as a director of Career Collaborative, a philanthropic organization.

William L. Whitney. Mr. Whitney, age 61, joined State Street Bank in 1982 in commercial lending and since 1996 held positions of increasing responsibility in Enterprise Risk Management until his retirement in December 2008 from the position of Senior Vice President of Enterprise Risk Management. Mr. Whitney has 38 years of experience in banking and financial services. This experience includes risk management and fiduciary experience with commercial lending, securities finance, capital markets, trust/custody and investment management. He also has experience in various risk management disciplines including credit, market, sovereign, operational, interest rate and fiduciary risk as well as risk quantification. Mr. Whitney has served as a director of State Street since April 2009. In the past five years, Mr. Whitney has also served as a Manager of SSgA Capital Management Trust Company, LLC.

Mary Moran Zeven. Ms. Zeven, age 49, joined State Street Bank in June 2000 and since September 2002 has served as Senior Vice President and Senior Managing Counsel. Ms. Zeven manages the legal teams supporting State Street Bank’s Institutional Investors Services Division and the U.S. Investment Services Division, which also includes Fund Administration, US Mutual Funds and Transfer Agency services. Ms. Zeven has 25 years of experience in the investment management industry, both as in-house counsel and as external counsel to various pooled investment vehicles, including registered investment companies and other products. Ms. Zeven has served as a director of State Street since June 2007. In the past five years, Ms. Zeven has also served as a Manager of SSgA Capital Management Trust Company, LLC and a director of Investors California, LLC.

For purposes of complying with the audit committee requirements of the Sarbanes-Oxley Act, the board of directors of State Street has assigned to its Audit Committee responsibility for overseeing the accounting and financial reporting processes and audits of the financial statements of the Collective Trust. State Street’s board has determined that two members of the Audit Committee, William F. Weihs and Thomas P. Kelly, are “audit committee financial experts” as defined under applicable United States federal securities laws.

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

The executive officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from State Street Bank or its affiliates. For a description of fees received by State Street and others, see Item 1, “Deductions and Fees.”

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

See Item 1, “The Program” and “Deductions and Fees” for information regarding certain relationships and transactions. See Item 10, “Directors, Executive Officers and Corporate Governance—Directors of State Street” for information regarding director independence.

ITEM 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the principal auditor for the Collective Trust, for the audits of the Collective Trust’s annual financial statements and the effectiveness of internal control over financial reporting, and for the review of financial statements included in the Collective Trust’s quarterly reports filed on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements (such as comfort letters, statutory audits, attest services, consents and services to comply with generally accepted auditing standards) were $711,785 and $687,879 for the fiscal years ended December 31, 2009 and 2008, respectively.

Audit Fees consist of fees for professional services rendered for the audit of the Collective Trust’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by PwC in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

The aggregate fees billed for assurance and related services provided to the Collective Trust by PwC that are reasonably related to the performance of the audit or review of the Collective Trust’s financial statements and not reported under “—Audit Fees” were $0 and $0 for the fiscal years ended December 31, 2009 and 2008, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by PwC to the Collective Trust for tax compliance, tax advice and tax planning were $0 and $0 for the fiscal years ended December 31, 2009 and 2008, respectively.

All Other Fees

The aggregate fees billed by PwC to the Collective Trust for any products and services not disclosed above were $0 and $0 for the fiscal years ended December 31, 2009 and 2008, respectively.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

ITEM 15(a). The	following documents are filed as part of this report:

1.	Financial Statements.

See page F-1 for an index to the Financial Statements included in this report.

2.	Financial Statement Schedules.

A Schedule of Investments for each of the Managed Funds is included in Item 8 of this report.

3.	Exhibits are listed under Item 15(b) below.

ITEM 15(b).	Exhibits, including those incorporated by reference:

Exhibit No.	Description of Document
3.1	American Bar Association Members/State Street Collective Trust, Amended and Restated Declaration of Trust by State Street Bank and Trust Company of New Hampshire, effective as of May 1, 2009, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

3.2	American Bar Association Members/State Street Collective Trust, Eighth Amended Fund Declaration for the Stable Asset Return Fund, dated June 29, 2009, included as Exhibit 3.2 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

3.3	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective December 1, 2004, included as Exhibit 3.13 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

3.4	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations dated February 17, 2005, included as Exhibit 3.15 to Registrant’s Current Report on Form 8-K filed February 23, 2005 and incorporated herein by reference thereto.

3.5	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective as of October 1, 2005, included as Exhibit 3.16 to Registrant’s Current Report on Form 8-K filed January 26, 2006 and incorporated herein by reference thereto.

3.6	American Bar Association Members/State Street Collective Trust, Second Amended and Restated Fund Declaration for the Retirement Date Funds dated June 29, 2009, included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

3.7	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective as of August 1, 2006, included as Exhibit 3.18 to Registrant’s Form S-1 Registration Statement No. 333-132571 and incorporated herein by reference thereto, included as Exhibit 3.7 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

3.8	American Bar Association Members/State Street Collective Trust, Amended and Restated Fund Declaration for the Index Funds dated June 29, 2009, included as Exhibit 3.8 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

3.9	American Bar Association Members/State Street Collective Trust, Amendment to Fund Declarations effective as of February 2, 2009, included as Exhibit 3.3 to Registrant’s Amendment No. 1 to Form S-1 Registration Statement No. 333-155737 and incorporated herein by reference thereto.

3.10	American Bar Association Members/State Street Collective Trust, Fifth Amended and Restated Fund Declaration for the Bond Core Plus Fund dated June 29, 2009, included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

3.11	American Bar Association Members/State Street Collective Trust, First Amended and Restated Fund Declaration for the Large Cap Equity Fund dated December 22, 2009, included as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 28, 2009 and incorporated herein by reference thereto.

3.12	American Bar Association Members/State Street Collective Trust, Ninth Amended and Restated Fund Declaration for the Balanced Fund dated June 29, 2009, included as Exhibit 3.12 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

3.13	American Bar Association Members/State Street Collective Trust, Fund Declaration for the Small-Mid Cap Equity Fund dated June 29, 2009, included as Exhibit 3.13 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

3.14	American Bar Association Members/State Street Collective Trust, Ninth Amended and Restated Fund Declaration for the International All Cap Equity Fund dated December 22, 2009, included as Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed December 28, 2009 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

3.15	American Bar Association Members/State Street Collective Trust, Fund Declaration for the Real Asset Return Fund dated June 29, 2009, included as Exhibit 3.15 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

3.16	American Bar Association Members/State Street Collective Trust, Fund Declaration for the Target Risk Funds dated June 29, 2009, included as Exhibit 3.16 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

4.1	American Bar Association Members/State Street Collective Trust, Declaration of Trust and Fund Declaration for each Fund, included in Exhibits No. 3.1 through 3.16 above.

10.1	Amended and Restated Trust Agreement of the American Bar Association Members Pooled Trust for Retirement Plans effective as of May 1, 2009 by and between the ABA Retirement Funds and State Street Bank and Trust Company, included as Exhibit 10.1 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.2	Amended and Restated American Bar Association Members Retirement Trust effective as of May 1, 2009 by and between the ABA Retirement Funds and State Street Bank and Trust Company, included as Exhibit 10.2 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.3	American Bar Association Members Retirement Plan—Basic Plan Document No. 1 as amended and related adoption agreements, included as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.4	American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.5	Amended and Restated Administrative and Investment Services Agreement effective May 1, 2009 between State Street Bank and Trust Company and ABA Retirement Funds, included as Exhibit 10.5 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.6	Investment Advisor Agreement effective as of January 1, 1992 by and between State Street Bank and Trust Company and Capital Guardian Trust Company, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference thereto.

10.6.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Capital Guardian Trust Company, included as Exhibit 10.8.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.7	Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.13 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 and incorporated herein by reference thereto.

10.7.1	Amendment dated July 16, 2004 to Investment Advisor Agreement dated July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.7.2	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC, included as Exhibit 10.13.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.8	Investment Advisor Agreement effective as of June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.22 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.8.1	Acknowledgement of Assignment effective as of December 1, 2004 by and among State Street Bank and Trust Company, State Street Bank and Trust Company of New Hampshire and Pacific Investment Management Company LLC, included as Exhibit 10.22.1 to Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference thereto.

10.9	Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective as of July 1, 2002 by and between State Street Bank and Trust Company and Pacific Investment Management Company LLC, included as Exhibit 10.23 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.10	Letter Agreement dated March 1, 2004 relating to Investment Advisor Agreement effective June 1, 2004 by and between State Street Bank and Trust Company and Pacific Investment Management LLC, included as Exhibit 10.24 to Registrant’s Form S-1 Registration Statement No. 333-113653 and incorporated herein by reference thereto.

10.11	Agreement for Trustee Services between State Street Bank and Trust Company and State Street Bank and Trust Company of New Hampshire effective December 1, 2004, included as Exhibit 10.25 to Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.12	Guaranty made as of December 1, 2004 by State Street Bank and Trust Company in favor of the American Bar Association Member/State Street Collective Trust, included as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed November 5, 2004 and incorporated herein by reference thereto.

10.13	Fiduciary Investment Services Agreement dated August 15, 2008 by and among ABA Retirement Funds, The Northern Trust Company and Northern Trust Investments, N.A., a wholly-owned subsidiary of Northern Trust, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed November 14, 2008 and incorporated herein by reference thereto.

10.13.1	Supplement Number One to Fiduciary Investment Services Agreement dated June 29, 2009 between The Northern Trust Company, Northern Trust Investments, N.A. and ABA Retirement Funds, included as Exhibit 10.13.1 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.14	Program Services Agreement by and among ABA Retirement Funds, ING Life Insurance and Annuity Company and ING Institutional Plan Services, LLC, dated December 6, 2008, included as Exhibit 10.27 to Registrant’s Current Report on Form 8-K filed December 24, 2008 and incorporated herein by reference thereto.

10.15	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and Jennison Associates LLC, included as Exhibit 10.15 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.16	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and C.S. McKee, L.P., included as Exhibit 10.16 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.17	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and LSV Asset Management, included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.18	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and Frontier Capital Management Co. LLC, included as Exhibit 10.18 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.19	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and TCW Investment Management Company, included as Exhibit 10.19 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.20	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and OFI Institutional Asset Management, Inc., included as Exhibit 10.20 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.21	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and Denver Investment Advisors LLC, included as Exhibit 10.21 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.22	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and Riverbridge Partners, included as Exhibit 10.22 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.23	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and Oppenheimer Capital LLC, included as Exhibit 10.23 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.24	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and Altrinsic Global Advisors, LLC, included as Exhibit 10.24 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.25	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and Eagle Global Advisors LLC, included as Exhibit 10.25 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.26	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and Systematic Financial Management, L.P., included as Exhibit 10.26 to Registrant’s Current Report on Form 8-K filed July 7, 2009 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.27	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and Martin Currie Inc., included as Exhibit 10.27 to Registrant’s Current Report on Form 8-K filed July 7, 2009 and incorporated herein by reference thereto.

10.28	Investment Advisor Agreement effective as of July 6, 2009 by and between State Street Bank and Trust Company of New Hampshire and First State Investments International Limited, included as Exhibit 10.28 to Registrant’s Current Report on Form 8-K filed July 7, 2009 and incorporated herein by reference thereto.

10.29	Investment Advisor Agreement effective as of January 19, 2010 by and between State Street Bank and Trust Company of New Hampshire and Delaware Investment Advisers, included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 28, 2009 and incorporated herein by reference thereto.

10.30	Investment Advisor Agreement effective as of January 19, 2010 by and between State Street Bank and Trust Company of New Hampshire and Columbus Circle Investors, included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 28, 2009 and incorporated herein by reference thereto.

10.31	Investment Advisor Agreement effective as of January 19, 2010 by and between State Street Bank and Trust Company of New Hampshire and LSV Asset Management, included as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 28, 2009 and incorporated herein by reference thereto.

24.1*	Power of Attorney.

31.1*	Certification of Monet T. Ewing pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Robert E. Fullam pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Monet T. Ewing pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Robert E. Fullam pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Determination Letter from the Internal Revenue Service dated March 9, 1992, included as Exhibit 99.1 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

*	Filed herewith.

ITEM 14(c). Financial	statement schedules and financial statements.

See page F-1 for an index to the Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

Date: March 23, 2010	By:	/s/ Monet T. Ewing
	Name:	Monet T. Ewing
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2010.

Signature	Title

/s/ Monet T. Ewing Monet T. Ewing	President and Chief Executive Officer of the American Bar Association Members/State Street Collective Trust (Principal Executive Officer)

/s/ Robert E. Fullam Robert E. Fullam	Vice President and Chief Financial Officer of the American Bar Association Members/State Street Collective Trust (Principal Financial Officer)

/s/ Denise R. Sisk Denise R. Sisk	Treasurer and Chief Accounting Officer of the American Bar Association Members/State Street Collective Trust (Principal Accounting Officer)

* Daniel J. Bouchard	Director of State Street Bank and Trust Company of New Hampshire

/s/ Monet T. Ewing Monet T. Ewing	Director of State Street Bank and Trust Company of New Hampshire

* Nancy E. Grady	President, Chairman and Director of State Street Bank and Trust Company of New Hampshire

* Thomas P. Kelly	Director of State Street Bank and Trust Company of New Hampshire

* Nancy H. Loucks	Director of State Street Bank and Trust Company of New Hampshire

Signature	Title

* Scott W. Olson	Executive Vice President and Director of State Street Bank and Trust Company of New Hampshire

* William F. Weihs	Treasurer and Director of State Street Bank and Trust Company of New Hampshire

* William L. Whitney	Director of State Street Bank and Trust Company of New Hampshire

* Mary Moran Zeven	Director of State Street Bank and Trust Company of New Hampshire

*By	/s/ Robert E. Fullam
Name:	Robert E. Fullam
Attorney-in-Fact

American Bar Association Members/State Street Collective Trust

Report of Independent Registered Public Accounting Firm

To the Trustee and Unitholders

of the American Bar Association Members/

State Street Collective Trust:

In our opinion, the accompanying financial statements listed in the index referenced under Item 15(a)(1) present fairly, in all material respects, the financial position of each of the Stable Asset Return Fund, Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund, Bond Index Fund, Large Cap Index Equity Fund, All Cap Index Equity Fund, Mid Cap Index Equity Fund, Small Cap Index Equity Fund, International Index Equity Fund, Real Asset Return Fund, Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund, 2040 Retirement Date Fund, Conservative Risk Fund, Moderate Risk Fund, Aggressive Risk Fund, and Balanced Fund (each hereafter referred to as a “Fund”) constituting the American Bar Association Members/State Street Collective Trust (hereafter referred to as the “Collective Trust”) at December 31, 2009, and the results of each of their operations, the changes in each of their net assets, and the financial highlights for each of the periods indicated in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Also in our opinion, the Collective Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Collective Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9(a). Our responsibility is to express opinions on these financial statements and on the Collective Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

March 23, 2010

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
American Bar Association Members/State Street Collective Trust investment funds, at value:
Stable Asset Fund Trust (cost $1,007,414,692 and units of 1,007,414,692)	$1,015,748,076
Receivable for fund units sold	2,768,010

Total assets	1,018,516,086

Liabilities
Payable for fund units redeemed	2,271,991
ING—program fee payable	429,866
Trustee, management and administration fees payable	82,482
ABA Retirement Funds—program fee payable	61,393
Payable for legal and audit services	165,575
Payable for compliance consultant fees	81,100
Other accruals	97,699

Total liabilities	3,190,106

Net Assets at fair value	1,015,325,980

Adjustment from fair value to contract value for fully benefit responsive contracts	(8,333,384)

Net Assets (equivalent to $35.22 per unit based on 28,591,946 units outstanding)	$1,006,992,596

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

For the year ended December 31, 2009
Investment income	$27,725,046

Expenses
ING—program fee	3,477,227
State Street Bank and Trust Company—program fee	1,256,879
Trustee, management and administration fees	1,075,159
ABA Retirement Funds—program fee	624,690
Legal and audit fees	584,502
Compliance consultant fees	379,125
Reports to unitholders	390,606
Registration fees	73,900
Other fees	303,342

Total expenses	8,165,430

Net increase (decrease) in net assets resulting from operations	$19,559,616

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2008	2009
From operations
Net investment income (loss)	$34,539,787	$19,559,616

Net increase (decrease) in net assets resulting from operations	34,539,787	19,559,616

From unitholder transactions
Proceeds from units issued	405,239,458	314,749,148
Cost of units redeemed	(351,029,183)	(294,407,770)

Net increase (decrease) in net assets from unitholder transactions	54,210,275	20,341,378

Net increase (decrease) in net assets	88,750,062	39,900,994
Net Assets
Beginning of year	878,341,540	967,091,602

End of year	$967,091,602	$1,006,992,596

Number of units
Outstanding-beginning of year	26,400,288	28,000,795
Issued	11,953,953	9,018,678
Redeemed	(10,353,446)	(8,427,527)

Outstanding-end of year	28,000,795	28,591,946

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2005	2006	2007	2008	2009
Investment income†	$1.18	$1.45	$1.59	$1.47	$0.96
Expenses(†)††	(0.16)	(0.17)	(0.18)	(0.20)	(0.28)

Net investment income (loss)	1.02	1.28	1.41	1.27	0.68

Net increase (decrease) in unit value	1.02	1.28	1.41	1.27	0.68
Net asset value at beginning of year	29.56	30.58	31.86	33.27	34.54

Net asset value at end of year	$30.58	$31.86	$33.27	$34.54	$35.22

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.52%	0.57%	0.54%	0.58%	0.81%
Ratio of net investment income (loss) to average net assets	3.42%	4.07%	4.35%	3.73%	1.95%
Total return	3.45%	4.19%	4.43%	3.82%	1.97%
Net assets at end of year (in thousands)	$870,500	$845,842	$878,342	$967,092	$1,006,993

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2009

INVESTMENT CONTRACTS—(3.78%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
Issuer Name
GENWORTH LIFE INSURANCE COMPANY	A	GS3798GECA-02	07/06/2010	Fixed	4.60	13,231,378		(207,539)	13,023,839
METROPOLITAN LIFE	AA-	GAC-29396	09/07/2010	Fixed	4.59	18,564,904		(388,898)	18,176,006
UNITED OF OMAHA INSURANCE COMPANY	AA-	SDGA-12976-2	05/04/2010	Fixed	4.35	6,983,136		(58,605)	6,924,531
TOTAL INVESTMENT CONTRACTS						38,779,418	—	(655,042)	38,124,376

GLOBAL WRAP SYNTHETIC INVESTMENT CONTRACTS—(62.44%)	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
Issuer Name
BANK OF AMERICA NT & SA(1)(2)	A+	02-085	GW	Variable	3.44	159,077,716	196,011	(2,017,126)	157,256,601
JP MORGAN CHASE(1)(2)	A+	AABA06	GW	Variable	3.36	159,077,716	—	(1,844,998)	157,232,718
ROYAL BANK OF CANADA(1)(2)	AA-	SSABRA01	GW	Variable	3.37	159,077,716	—	(1,837,937)	157,239,779
UNION BANK OF SWITZERLAND(1)(2)	A+	4264	GW	Variable	3.44	159,077,716	143,227	(1,978,281)	157,242,662

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2009

UNDERLYING SECURITIES OF GLOBAL WRAP SYNTHETIC INVESTMENT CONTRACTS(3)	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
Description
Agency—20.0%
FHLB 5.75 05/15/2012	3,200,000	5.75	3,538,519
FHLB 5.25 06/18/2014	1,510,000	5.25	1,680,382
FHLB 4S-2012 1 01/25/2012	502,541	4.84	529,263
FHLB 4.88 06/13/2014	1,160,000	4.88	1,276,287
FHLB QR-9012 1 08/15/2012	12,698,467	5.00	13,048,116
FHLB 3.63 05/29/2013	2,080,000	3.63	2,188,102
FHLB 3.63 07/01/2011	9,200,000	3.63	9,724,249
FHLB 3.63 10/18/2013	2,505,000	3.63	2,642,401
FHLMC 5.63 03/15/2011	13,600,000	5.63	14,620,034
FHLMC 4.88 11/15/2013	6,030,000	4.88	6,636,673
FHLMC 4.5 01/15/2014	4,525,000	4.50	4,985,148
FNMA 6 05/15/2011	10,200,000	6.00	10,998,626
FNMA 4.38 03/15/2013	7,660,000	4.38	8,330,801
FNMA 4.63 10/15/2013	5,920,000	4.63	6,473,603
FHLMC 4.63 10/25/2012	4,400,000	4.63	4,776,944
FHLMC 5.13 11/17/2017	3,075,000	5.13	3,367,168
FHLMC 3.25 02/25/2011	1,000,000	3.25	1,038,875
FHLMC 3.75 06/28/2013	4,275,000	3.75	4,506,673
FHLMC 3.88 06/29/2011	9,200,000	3.88	9,601,629
FHLMC 4.13 09/27/2013	6,900,000	4.13	7,427,167
FHR 2639 HC 09/15/2026	1,131,239	3.50	1,145,040
FNMA 4.75 11/19/2012	4,400,000	4.75	4,787,384
FNMA 2.75 04/11/2011	3,400,000	2.75	3,505,778
FNMA 3.88 07/12/2013	410,000	3.88	443,341

			127,272,203

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2009

UNDERLYING SECURITIES OF GLOBAL WRAP SYNTHETIC INVESTMENT CONTRACTS(3)—(Continued)	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
Description
Asset Backed—1.2%
CHAIT 2009-A3 A3 06/17/2013	2,500,000	2.40	2,540,353
FORDO 2009-B A2 11/15/2011	835,000	2.10	841,013
HAROT 2009-2 A2 08/15/2011	1,800,000	2.22	1,813,995
USAOT 2009-1 A2 08/15/2011	2,370,000	2.64	2,385,486

			7,580,847

Collaterized Mortgage Obligations—2.1%
BSCMS 2005-T20 A1 10/12/2042	1,911,857	4.94	1,928,121
CSFB 2004-C3 A3 07/15/2036	2,072,939	4.30	2,084,632
FHR 2764 UE 10/15/2032	630,000	5.00	652,795
FHR 2984 NB 11/15/2027	1,307,629	5.50	1,367,494
FHR 3072 A 12/15/2031	6,121,560	5.50	6,352,665
MLMT 2004-KEY2 A2 08/12/2039	1,152,503	4.17	1,158,422

			13,544,129

Commercial Mortgage-Backed Securities—1.7%
BSCMS 2002-PBW1 A1 11/11/2035	668,618	3.97	679,663
CCMSC 2000-1 A2 04/15/2032	1,086,289	7.76	1,092,257
CSFB 2002-CKP1 A2 12/15/2035	176,002	6.22	178,445
CSFB 2003-C3 A3 05/15/2038	429,723	3.38	431,421
CSFB 2003-C5 A3 12/15/2036	1,631,974	4.43	1,668,438
LBUBS 2001-C3 A1 06/15/2020	702,209	6.06	718,356
MSC 2004-IQ7 A2 06/15/2038	2,169,767	5.02	2,192,994
PSSF 2000-C1 A2 05/17/2032	2,433,561	7.73	2,447,748
WBCMT 2003-C8 A2 11/15/2035	1,755,361	3.89	1,758,087

			11,167,409

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2009

UNDERLYING SECURITIES OF GLOBAL WRAP SYNTHETIC INVESTMENT CONTRACTS(3)—(Continued)	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
Description
Corporate—1.8%
GS 3.25 06/15/2012 06/15/2012	2,410,000	3.25	2,507,302
MSFT 2.95 06/01/2014	3,925,000	2.95	3,976,686
WFC 2.13 06/15/2012	4,810,000	2.13	4,870,483

			11,354,471

Mortgage Pass-Through—13.1%
FG G04774 01/01/2038	8,075,131	4.50	8,116,391
FH 1J1467 12/01/2036	4,007,301	6.22	4,299,435
FH 1J1516 02/01/2037	10,967,088	6.48	11,757,011
FH 1N0273 08/01/2036	1,860,928	6.45	2,000,386
FHR 2630 AE 12/15/2025	2,409,170	3.50	2,429,401
FNR 2005-8 CA 10/25/2023	2,807,064	5.00	2,942,512
FNR 2004-83 AB 07/25/2030	5,798,967	4.50	6,025,979
FHR 2684 PE 01/15/2033	2,284,000	5.00	2,381,083
FNR 2005-100 BA 04/25/2024	5,704,750	5.50	6,004,312
FHR 2797 PG 01/15/2033	695,000	5.50	733,374
FHR 2810 PD 06/15/2033	435,000	6.00	464,779
FHR 2864 LE 06/15/2033	335,000	5.00	347,276
FHR 2902 QC 07/15/2028	355,326	5.50	370,058
FNR 2006-64 PB 09/25/2033	6,993,000	5.50	7,386,341
FHR 2955 OG 07/15/2033	295,000	5.00	304,017
FHR 2962 JQ 01/15/2034	270,000	5.50	284,613
FHR 2980 LC 08/15/2030	3,350,000	5.50	3,542,797
FHRR R003 AG 10/15/2015	5,077,756	5.13	5,230,377
FHRR R003 VA 08/15/2016	1,997,970	5.50	2,135,043
FHRR R007 AC 05/15/2016	2,046,718	5.88	2,111,908
FHRR R011 AB 12/15/2030	2,184,500	5.50	2,304,954
FHR 3351 PK 01/15/2032	9,274,000	5.50	9,845,899

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2009

UNDERLYING SECURITIES OF GLOBAL WRAP SYNTHETIC INVESTMENT CONTRACTS(3)—(Continued)	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
Description
Mortgage Pass-Through—(Continued)
FNR 2008-80 ME 05/25/2032	545,000	5.00	569,200
FN 791030 07/01/2034	1,975,527	3.54	2,053,156

			83,640,302

US Treasury—13.8%
US Treasury Note 2 11/30/2013	39,500,000	2.00	39,359,516
US Treasury Note 2.38 09/30/2014	18,250,000	2.38	18,205,243
US Treasury Note 2.75 10/31/2013	29,295,000	2.75	30,139,025

			87,703,784

Yankee—0.5%
IFC 3 04/22/2014	2,885,000	3.00	2,908,080

State Street Bank and Trust Company
Collective Investment Funds—45.8%
SSBT SSGA U.S. MORTGAGE	11,258,841	N/A	268,422,040
BACKED INDEX SECURITIES
NON-LENDING FUND(4)
SSBT SHORT TERM	22,717,599	N/A	22,717,599
INVESTMENT FUND(4)
TOTAL GLOBAL WRAP SYNTHETIC INVESTMENT CONTRACTS			636,310,864	339,238	(7,678,342)	628,971,760

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2009

SHORT TERM INVESTMENTS—(33.78%)	Units	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
Description
State Street Bank Short Term Investment Fund(4)	340,324,430	340,324,430	—	—	340,324,430

(Cost $340,324,430)
TOTAL INVESTMENTS (100%)(a)		$1,015,414,712	$339,238	$(8,333,384)	$1,007,420,566

(1)	Variable rate contract. Rate disclosed is as of December 31, 2009.
(2)	Global wrap contract. A global wrap investment contract holds multiple underlying securities and provides for a crediting rate, with periodic resets, based on the actual performance of the underlying securities. This contract structure does not have a stated maturity date.
(3)	Represents underlying securities for the global wrap synthetic investment contracts.
(4)	State Street Bank and Trust Company (“SSBT”) collective investment funds advised by State Street Global Advisors.
(a)	Amounts represent holdings of the Stable Asset Fund Trust in which the Stable Asset Return Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2009

Other Information

The following is a summary of the inputs used, as of December 31, 2009, involving the Fund’s assets and liabilities carried at fair value. The inputs or methodologies used for valuing investments and other financial instruments may not be an indication of the risk associated with investing in those securities. For more information on valuation inputs, and their aggregation into the levels used in the table below, please refer to the Valuation of Investments section in the accompanying notes to these financial statements.

	Level 1	Level 2	Level 3	Total
Investments in securities
Short term instruments	$—	$363,042,029	$—	$363,042,029
Investment contracts			38,779,418	38,779,418
Fixed income		345,171,225		345,171,225
Collective Investment Funds		268,422,040		268,422,040
Wrapper contracts		339,238		339,238

Total	$—	$976,974,532	$38,779,418	$1,015,753,950

The following is a reconciliation for assets for which Level 3 inputs were used in determining fair value:

Beginning Balance	$120,433,285
Change in unrealized appreciation (depreciation)	(1,722,162)
Net purchases (sales)	(79,931,705)

Ending Balance	$38,779,418

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Core Plus Fund

Statement of Assets and Liabilities

	December 31, 2009
Assets
Investments, at value (cost $298,803,384)	$298,112,622	(a)
Investments in affiliated issuers, at value (cost $23,955,522)	23,610,139
Foreign currency, at value (cost $261,907)	262,126
Cash	24,084
Deposit with broker for open futures contracts	18,000
Deposit with broker for open swap contracts	140,000
Receivable for investments sold on delayed delivery basis	116,407,500
Receivable for investments sold	587,169
Receivable for fund units sold	5,209,683
Interest receivable	2,645,949
Gross unrealized appreciation of forward currency exchange contracts	111,827
Tax reclaims receivable	12,766
Interest receivable for closed swap contracts	128
Swap contracts, at value (cost $5,066)	74,447

Total assets	447,216,440

Liabilities
Payable for cash collateral received on securities loaned	21,790,756
Payable for investments purchased on a delayed delivery basis	21,248,984
Payable for investments purchased	13,842,948
Payable for fund units redeemed	167,494
Swap contracts, at value (proceeds $97,228)	233,933
Due to broker for open forward currency exchange contracts	881,000
Due to broker for open swap contracts	310,000
Due to broker for investments purchased or sold on a delayed delivery basis	1,976,250
Payable for futures variation margin	73,925
Gross unrealized depreciation of forward currency exchange contracts	863
Investment advisory fee payable	89,967
ING—program fee payable	165,454
Trustee, management and administration fees payable	31,786
ABA Retirement Funds—program fee payable	23,632
Other accruals	132,954

Total liabilities	60,969,946

Net Assets (equivalent to $24.09 per unit based on 16,032,577 units outstanding)	$386,246,494

(a)	Includes securities on loan with a value of $21,352,312 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Core Plus Fund

Statement of Operations

For the year ended December 31, 2009
Investment income
Dividends (net of foreign tax expense of $691)	$169,547
Dividends—affiliated issuers	39,940
Interest—unaffiliated issuers	18,986,861
Securities lending net income	70,694

Total investment income	19,267,042

Expenses
ING—program fee	1,333,017
State Street Bank and Trust Company—program fee	494,388
Trustee, management and administration fees	415,733
Investment advisory fee	1,062,238
ABA Retirement Funds—program fee	240,863
Legal and audit fees	226,489
Compliance consultant fees	147,478
Reports to unitholders	151,932
Registration fees	28,620
Other fees	116,826

Total expenses	4,217,584

Net investment income (loss)	15,049,458

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(6,928,238)
Foreign currency transactions	(783,073)
Futures contracts	10,880,883
Swap contracts	(8,429,358)

Net realized gain (loss)	(5,259,786)

Change in net unrealized appreciation (depreciation) on:
Investments	11,931,317
Foreign currency transactions	625,803
Futures contracts	(8,155,101)
Swap contracts	21,070,534

Change in net unrealized appreciation (depreciation)	25,472,553

Net realized and unrealized gain (loss)	20,212,767

Net increase (decrease) in net assets resulting from operations	$35,262,225

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2008	2009
From operations
Net investment income (loss)	$20,883,869	$15,049,458
Net realized gain (loss) from investments and foreign currency transactions	25,976,022	(5,259,786)
Change in net unrealized appreciation (depreciation)	(37,146,336)	25,472,553

Net increase (decrease) in net assets resulting from operations	9,713,555	35,262,225

From unitholder transactions
Proceeds from units issued	162,645,169	61,429,511
Cost of units redeemed	(257,996,679)	(109,168,920)

Net increase (decrease) in net assets from unitholder transactions	(95,351,510)	(47,739,409)

Net increase (decrease) in net assets	(85,637,955)	(12,477,184)
Net Assets
Beginning of year	484,361,633	398,723,678

End of year	$398,723,678	$386,246,494

Number of units
Outstanding-beginning of year	22,558,121	18,136,087
Issued	7,381,564	2,667,799
Redeemed	(11,803,598)	(4,771,309)

Outstanding-end of year	18,136,087	16,032,577

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Core Plus Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2005	2006	2007	2008	2009
Investment income†	$0.81	$0.96	$1.06	$1.21	$1.14
Expenses(†)††	(0.15)	(0.16)	(0.16)	(0.18)	(0.25)

Net investment income (loss)	0.66	0.80	0.90	1.03	0.89
Net realized and unrealized gain (loss)	(0.29)	(0.08)	0.69	(0.51)	1.21

Net increase (decrease) in unit value	0.37	0.72	1.59	0.52	2.10
Net asset value at beginning of year	18.79	19.16	19.88	21.47	21.99

Net asset value at end of year	$19.16	$19.88	$21.47	$21.99	$24.09

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.79%	0.84%	0.81%	0.84%	1.09%
Ratio of net investment income (loss) to average net assets	3.48%	4.14%	4.42%	4.73%	3.88%
Portfolio turnover	458%	389%	489%	806%	1,422%
Total return	1.97%	3.76%	8.00%	2.42%	9.55%
Net assets at end of year (in thousands)	$454,045	$457,719	$484,362	$398,724	$386,246

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2009

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES—1.3%
Collateralized Mortgage Obligations (CMO)—0.7%
Bear Stearns Adjustable Rate Mortgage Trust 5.63% 2/25/2033(a)	$109,721	$107,292
Bear Stearns Alt-A Trust 5.31% 5/25/2035(a)	840,179	595,213
Bear Stearns Second Lien Trust 0.45% 12/25/2036(a)(b)	1,080,667	747,434
CS First Boston Mortgage Securities Corp. 2.34% 5/25/2032(a)	11,887	11,289
Merrill Lynch Mortgage Investors Trust 0.44% 2/25/2036(a)	659,122	451,527
Residential Asset Securitization Trust 5.50% 1/25/2034	176,554	171,906
Residential Funding Mortgage Securities I 6.50% 3/25/2032	73,871	73,970
Salomon Brothers Mortgage Securities VII, Inc. 0.73% 5/25/2032(a)(b)	70,557	64,543
Washington Mutual Mortgage Pass Through Certificates 0.52% 7/25/2045(a)	542,497	395,780
Washington Mutual Mortgage Securities Corp 4.41% 2/25/2033(a)	12,319	9,819

		2,628,773

Other Asset-Backed—0.6%
CVS Caremark Corp. 6.20% 10/10/2025(b)	58,269	55,818
Ford Credit Auto Owner Trust 0.36% 9/15/2010(b)	1,933,314	1,933,753
Ras Laffan Liquefied Natural Gas Co., Ltd. 8.29% 3/15/2014(b)	229,500	248,571

		2,238,142

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $5,619,886)		4,866,915

U.S. GOVERNMENT & AGENCY OBLIGATIONS—53.6%
AGENCY MORTGAGE BACKED SECURITIES—36.5%
Federal Home Loan Bank (FHLB)—0.5%
FHLB Zero Coupon, 1/13/2010	1,800,000	1,799,976

Federal Home Loan Mortgage Corp. (FHLMC)—1.8%
FHLMC
Zero Coupon 2/8/2010	299,981	299,981
2.03% 7/25/2044(a)	2,566,458	2,444,360
5.00% 11/1/2036	2,262,075	2,324,046
7.00% 9/1/2037	1,034,746	1,121,851
7.50% 7/1/2021—9/1/2032	517,229	580,587
8.00% 11/1/2029—6/1/2031	148,465	170,121
8.50% 3/1/2030—10/1/2030	38,926	45,059
9.50% 4/15/2020	6,184	6,715
10.00% 9/1/2017—11/1/2020	24,624	27,025
10.50% 12/1/2020—2/1/2021	4,385	4,946
11.00% 9/1/2020	2,551	2,929

		7,027,620

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2009

	Principal Amount	Value
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA)—30.1%
FNMA
Zero Coupon 1/27/2010—3/10/2010	$1,100,000	$1,099,787
1.54% 4/1/2032(a)	89,941	92,857
4.00% 8/1/2039—9/1/2039	9,947,908	9,613,202
4.50% 2/1/2035—10/1/2039	75,716,631	75,672,417
5.00% 8/1/2020—7/1/2035 TBA	1,726,425	1,868,032
5.50% 5/1/2033—8/1/2037 TBA(d)	1,820,377	2,172,431
6.00% 8/1/2012—1/1/2039 TBA	20,265,697	21,564,080
6.50% 4/1/2029—3/1/2038 TBA	1,065,244	1,170,051
7.00% 1/1/2030—6/1/2032	911,553	1,017,376
7.50% 3/1/2030—2/1/2032	201,817	227,736
8.00% 5/1/2029—4/1/2032	595,229	682,709
8.50% 9/25/2020—1/1/2031	726,530	837,349
9.50% 4/1/2030	90,240	105,494
10.00% 5/1/2022—11/1/2024	55,939	61,998
10.50% 10/1/2018	8,865	9,985
11.00% 9/1/2019	12,856	14,576
11.50% 11/1/2019	2,446	2,812

		116,212,892

Government National Mortgage Association (GNMA)—4.1%
GNMA
3.63% 7/20/2025—9/20/2027(a)	74,082	76,256
4.13% 10/20/2025—12/20/2027(a)	45,158	46,212
4.38% 2/20/2025—5/20/2025(a)	104,688	108,035
5.50% 7/1/2036 TBA	1,000,000	1,047,500
6.00% 3/15/2036—1/15/2039	13,150,920	13,909,344
9.00% 12/15/2017	30,963	34,895
9.50% 12/15/2017—12/15/2021	75,290	84,281
10.00% 3/15/2018—2/15/2025	269,450	303,950
10.50% 9/15/2015—3/15/2020	42,956	47,759
11.00% 8/15/2010—2/15/2025	42,113	45,272

		15,703,504

		140,743,992

U.S. GOVERNMENT OBLIGATIONS—17.1%
U.S. Treasury Bonds—4.2%
United States Treasury Bonds
3.50% 2/15/2039(c)	1,200,000	982,874

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2009

	Principal Amount		Value
U.S. GOVERNMENT OBLIGATIONS (Continued)
U.S. Treasury Bonds (Continued)
4.25% 5/15/2039(c)		$4,900,000	$4,596,813
4.38% 2/15/2038(c)		700,000	672,000
4.50% 8/15/2039(c)		1,500,000	1,466,016
7.88% 2/15/2021(c)		2,400,000	3,225,749
8.13% 8/15/2021		3,100,000	4,251,842
8.13% 5/15/2021(c)		800,000	1,094,375

			16,289,669

U.S. Treasury Notes—12.9%
United States Treasury Notes
1.00% 7/31/2011(d)		586,000	586,892
2.38% 9/30/2014(c)		14,500,000	14,377,620
3.13% 10/31/2016(c)		21,600,000	21,328,315
3.25% 12/31/2016		5,300,000	5,255,279
3.25% 7/31/2016(c)		6,800,000	6,812,220
3.88% 5/15/2018(c)		1,600,000	1,624,626

			49,984,952

			66,274,621

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $203,758,930)			207,018,613

FOREIGN GOVERNMENT OBLIGATIONS—1.6%
France—0.4%
Government of France 5.75% 10/25/2032	EUR	600,000	1,046,488
Societe Financement de l’Economie Francaise 3.38% 5/5/2014(b)(c)		700,000	713,622

			1,760,110

Germany—1.2%
Federal Republic of Germany
3.75% 1/4/2019	EUR	2,600,000	3,852,583
6.25% 1/4/2030	EUR	400,000	731,957

			4,584,540

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $6,424,912)			6,344,650

MUNICIPALS—2.3%
California—0.3%
California, State General Obligation Build America Bonds
7.50% 4/1/2034		400,000	388,244
7.55% 4/1/2039		900,000	872,163

			1,260,407

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2009

	Principal Amount	Value
MUNICIPALS (Continued)
Illinois—0.9%
Chicago, IL, Transit Authority Transfer Tax Receipts Revenue
Series A 6.90% 12/1/2040	$1,600,000	$1,697,248
Series B 6.90% 12/1/2040	1,600,000	1,697,248

		3,394,496

Indiana—0.2%
Purdue University Revenues Student Fees Series W 5.00% 7/1/2024	500,000	532,955

North Carolina—0.9%
North Carolina Infrastructure Finance Corp. Certificates of Participation Series A 5.00% 5/1/2025(f)	3,300,000	3,572,712

TOTAL MUNICIPALS (cost $8,211,312)		8,760,570

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2009

	Principal Amount		Value
CORPORATE BONDS—15.4%
COMMUNICATIONS—0.9%
Telecommunication—0.9%
Motorola, Inc. 6.00% 11/15/2017(c)		$2,100,000	$2,031,844
Qwest Corp. 6.50% 6/1/2017		1,500,000	1,473,750

			3,505,594

ENERGY—0.2%
Coal—0.1%
Peabody Energy Corp. 7.88% 11/1/2026(c)		300,000	304,875

Pipelines—0.1%
El Paso Corp. 7.00% 5/15/2011		450,000	459,876

			764,751

FINANCIAL—14.2%
Banks—4.4%
American Express Centurion Bank 6.00% 9/13/2017		4,100,000	4,248,649
Barclays Bank PLC 6.05% 12/4/2017(b)		3,000,000	3,053,106
Citigroup, Inc. 6.13% 11/21/2017		900,000	907,177
Commonwealth Bank of Australia 2.40% 1/12/2012(b)		600,000	615,187
Fortis Bank (Nederland) NV 1.25% 6/10/2011(a)	EUR	900,000	1,292,614
Lloyds TSB Bank PLC
0.87% 6/9/2011(a)	EUR	700,000	1,005,649
12.00% 12/16/2024(a)(b)		3,800,000	3,731,177
NIBC Bank NV 3.63% 12/19/2011		400,000	592,600
Royal Bank of Scotland PLC 2.63% 5/11/2012(b)		500,000	507,158
Wachovia Bank NA 0.58% 3/15/2016(a)		300,000	269,173
Wells Fargo & Co. Series K 7.98% 12/31/2049(a)		600,000	601,500

			16,823,990

Diversified Financial Services—8.4%
Bear Stearns Cos. LLC
5.70% 11/15/2014		900,000	990,300
6.40% 10/2/2017		400,000	436,032
6.95% 8/10/2012		2,900,000	3,240,100
7.25% 2/1/2018		900,000	1,033,068
Caterpillar Financial Services Corp. 1.00% 6/24/2011(a)		3,400,000	3,428,118
Goldman Sachs Group, Inc.
0.46% 2/6/2012(a)		600,000	595,524
0.70% 3/22/2016(a)		1,600,000	1,473,506
6.25% 9/1/2017(c)		6,500,000	6,970,691

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2009

	Principal Amount		Value
FINANCIAL (Continued)
Diversified Financial Services (Continued)
6.75% 10/1/2037(c)		200,000	205,577
International Lease Finance Corp. Series Q 5.75% 6/15/2011		900,000	826,920
LeasePlan Corp. NV 3.13% 2/10/2012	EUR	300,000	439,816
Lehman Brothers Holdings, Inc.
5.63% 1/24/2013(g)		$5,300,000	$1,086,500
6.88% 5/2/2018(g)		2,300,000	477,250
Merrill Lynch & Co., Inc. 6.40% 8/28/2017		4,100,000	4,314,750
Morgan Stanley
0.58% 1/9/2014(a)(c)		400,000	381,900
5.55% 4/27/2017(c)		4,400,000	4,419,479
Series F 6.00% 4/28/2015		2,100,000	2,236,966

			32,556,497

Insurance—1.4%
American International Group, Inc.
8.25% 8/15/2018		4,600,000	4,318,710
Series G 5.85% 1/16/2018		1,400,000	1,148,741

			5,467,451

			54,847,938

UTILITIES—0.1%

Electric—0.1%
PSEG Power LLC 6.95% 6/1/2012		400,000	436,982

TOTAL CORPORATE BONDS (cost $62,583,890)			59,555,265

BANK LOANS—2.4%
CONSUMER, CYCLICAL—1.0%
Chrysler Financial Corp. 4.24% 8/3/2012(a)		3,896,500	3,808,829

CONSUMER, NON-CYCLICAL—0.6%
Allison Transmission, Inc.
3.00% 8/7/2014(a)		362,299	333,586
2.99% 8/7/2014(a)		212,634	195,783
Community Health Systems, Inc.
2.51% 7/25/2014(a)		65,714	62,118
1.51% 7/25/2014(a)		1,287,609	1,217,148
HCA, Inc. 2.50% 11/17/2013(a)		744,073	712,171

			2,520,806

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2009

	Principal Amount	Value
ENERGY—0.8%
TXU Corp.
3.78% 10/10/2014(a)	386,383	312,777
3.74% 10/10/2014(a)	3,248,705	2,629,827

		2,942,604

TOTAL BANK LOANS (cost $9,784,459)		9,272,239

	Shares	Value
CONVERTIBLE PREFERRED STOCK—0.4%
FINANCIAL—0.4%

Banks—0.4%
Wells Fargo & Co. Series L 7.50% 12/31/2049	1,500	$1,374,375

TOTAL CONVERTIBLE PREFERRED STOCK (cost $1,500,000)		1,374,375

	Principal Amount	Value
SHORT-TERM INVESTMENTS—0.2%
U.S. GOVERNMENT & AGENCY OBLIGATIONS—0.2%

U.S. Treasury Bills—0.2%
United States Treasury Bills
0.043% 3/11/2010	$100,000	99,995
0.18% 6/17/2010(e)	820,000	820,000

TOTAL SHORT-TERM INVESTMENTS (cost $919,995)		919,995

	Units	Value
INVESTMENT FUNDS—6.1%
Affiliated Funds—6.1%
State Street Bank and Trust Company Short Term Investment Fund(h)	2,164,766	2,164,766
State Street Quality D Short Term Investment Fund(h)(i)	21,790,756	21,445,373

TOTAL INVESTMENT FUNDS (cost $23,955,522)		23,610,139

TOTAL INVESTMENTS—83.3% (cost $322,758,906)		321,722,761
Assets in excess of other liabilities—16.7%		64,523,733

NET ASSETS—100.0%		$386,246,494

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $11,789,612 and $11,670,370, respectively.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2009

(c)	All or a portion of security is on loan.
(d)	All or a portion of security has been segregated as collateral for futures.
(e)	All or a portion of security has been segregated as collateral for TBAs.
(f)	Security insured by Assured Guaranty Municipal Corp.
(g)	Defaulted Security.
(h)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(i)	Represents security purchased with cash collateral received for securities on loan.
EUR	Euro Denominated Bond.
TBA	To Be Announced. See Note 2(h).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2009
Assets
Investments, at value (cost $560,810,404)	$685,748,034	(a)
Investments in affiliated issuers, at value (cost $235,246,370)	240,281,755
Cash	34,484
Receivable for investments sold	5,424,512
Receivable for fund units sold	328,659
Interest and dividends receivable	847,306
Tax reclaims receivable	24,859

Total assets	932,689,609

Liabilities
Payable for cash collateral received on securities loaned	113,688,207
Payable for investments purchased	833,102
Payable for fund units redeemed	5,462,587
Investment advisory fee payable	325,053
ING—program fee payable	349,473
Trustee, management and administration fees payable	69,935
ABA Retirement Funds—program fee payable	49,871
Payable for legal and audit services	132,427
Other accruals	143,004

Total liabilities	121,053,659

Net Assets (equivalent to $12.15 per unit based on 66,821,577 units outstanding)	$811,635,950

(a)	Includes securities on loan with a value of $111,134,684 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Equity Fund

Statement of Operations

For the period July 2, 2009(a) to December 31, 2009
Investment income
Dividends (net of foreign tax expense of $18,551)	$4,914,589
Dividends—affiliated issuers	29,609
Securities lending income, net	154,894

Total investment income	5,099,092

Expenses
ING—program fee	2,053,047
Trustee, management and administration fees	406,879
Investment advisory fee	871,145
ABA Retirement Funds—program fee	291,360
State Street Global Markets—transition management	318,563
Legal and audit fees	273,417
Compliance consultant fees	158,848
Reports to unitholders	92,004
Registration fees	38,533
Other fees	163,553

Total expenses	4,667,349

Net investment income (loss)	431,743

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(1,368,281)
Investments—affiliated issuers	24,566,786
Foreign currency transactions	(46)

Net realized gain (loss)	23,198,459

Change in net unrealized appreciation (depreciation) on:
Investments	129,973,015
Foreign currency transactions	27

Change in net unrealized appreciation (depreciation)	129,973,042

Net realized and unrealized gain (loss)	153,171,501

Net increase (decrease) in net assets resulting from operations	$153,603,244

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

For the period July 2, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$431,743
Net realized gain (loss) from investments and foreign currency transactions	23,198,459
Change in net unrealized appreciation (depreciation)	129,973,042

Net increase (decrease) in net assets resulting from operations	153,603,244

From unitholder transactions
Proceeds from units issued	773,222,274
Cost of units redeemed	(115,189,568)

Net increase (decrease) in net assets from unitholder transactions	658,032,706

Net increase (decrease) in net assets	811,635,950
Net Assets
Beginning of period	—

End of period	$811,635,950

Number of units
Outstanding-beginning of period	—
Issued	77,536,006
Redeemed	(10,714,429)

Outstanding-end of period	66,821,577

(a) Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period July 2, 2009(a) to December 31, 2009
Investment income†	$0.07
Expenses(†)††	(0.07)

Net investment income (loss)	—
Net realized and unrealized gain (loss)	2.15

Net increase (decrease) in unit value	2.15
Net asset value at beginning of period	10.00

Net asset value at end of period	$12.15

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.17%
Ratio of net investment income (loss) to average net assets*	0.11%
Portfolio turnover**†††	68%
Total return**	21.50%
Net assets at end of period (in thousands)	$811,636

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
COMMON STOCK—84.1%
BASIC MATERIALS—1.7%
Chemicals—0.4%
Praxair, Inc.	39,500	$3,172,245

Mining—1.3%
Freeport-McMoRan Copper & Gold, Inc.*(a)	131,100	10,526,019

		13,698,264

COMMUNICATIONS—8.9%
Internet—4.2%
Amazon.com, Inc.*	98,200	13,209,864
Baidu, Inc. (ADR)*(a)	7,300	3,001,979
Google, Inc.*(a)	25,900	16,057,482
Tencent Holdings Ltd. (ADR)(a)	115,900	2,517,348

		34,786,673

Media—0.9%
Walt Disney Co.(a)	218,600	7,049,850

Telecommunication—3.8%
AT&T, Inc.	275,600	7,725,068
Cisco Systems, Inc.*	377,900	9,046,926
Juniper Networks, Inc.*(a)	93,700	2,498,979
Qualcomm, Inc.	247,400	11,444,724

		30,715,697

		72,552,220

CONSUMER, CYCLICAL—8.0%
Apparel—1.9%
Coach, Inc.(a)	53,500	1,954,355
Nike, Inc. Class B(a)	202,200	13,359,354

		15,313,709

Auto Parts & Equipment—0.2%
Johnson Controls, Inc.(a)	71,200	1,939,488

Lodging—0.4%
Marriott International, Inc.(a)	113,887	3,103,421

Retail—5.5%
AutoZone, Inc.*(a)	65,300	10,321,971
Best Buy Co., Inc.(a)	144,600	5,705,916
Costco Wholesale Corp.(a)	104,900	6,206,933

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Dollar General Corp.*(a)	35,300	$791,779
Kohl’s Corp.*(a)	69,800	3,764,314
Staples, Inc.(a)	53,100	1,305,729
Starbucks Corp.*(a)	117,900	2,718,774
Target Corp.(a)	85,100	4,116,287
Tiffany & Co.(a)	49,600	2,132,800
Wal-Mart Stores, Inc.(a)	143,300	7,659,385

		44,723,888

		65,080,506

CONSUMER, NON-CYCLICAL—22.7%
Agriculture—2.0%
Altria Group, Inc.(a)	576,500	11,316,695
Philip Morris International, Inc.	102,200	4,925,018

		16,241,713

Beverages—0.5%
PepsiCo, Inc.	64,800	3,939,840

Biotechnology—1.1%
Celgene Corp.*(a)	95,500	5,317,440
Illumina, Inc.*(a)	48,600	1,489,590
Vertex Pharmaceuticals, Inc.*(a)	55,700	2,386,745

		9,193,775

Commercial Services—2.2%
MasterCard, Inc. Class A(a)	32,800	8,396,144
Visa, Inc. Class A(a)	110,900	9,699,314

		18,095,458

Cosmetics/Personal Care—2.1%
Colgate-Palmolive Co.(a)	52,400	4,304,660
Procter & Gamble Co.	208,800	12,659,544

		16,964,204

Food—0.6%
Cadbury PLC (ADR)	16,300	837,657
Unilever PLC (ADR)	126,500	4,035,350

		4,873,007

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Products—2.7%
Alcon, Inc.	52,400	$8,611,940
Baxter International, Inc.(a)	224,100	13,150,188

		21,762,128

Healthcare-Services—3.5%
Covance, Inc.*(a)	108,300	5,909,931
Express Scripts, Inc.*(a)	13,500	1,167,075
Humana, Inc.*	212,300	9,317,847
Laboratory Corp. of America Holdings*(a)	85,200	6,376,368
Quest Diagnostics, Inc.(a)	86,500	5,222,870

		27,994,091

Household Products\Wares—0.7%
Fortune Brands, Inc.(a)	130,900	5,654,880

Pharmaceuticals—7.3%
Abbott Laboratories	99,500	5,372,005
AmerisourceBergen Corp.(a)	322,500	8,407,575
Gilead Sciences, Inc.*(a)	160,600	6,950,768
Medco Health Solutions, Inc.*	125,400	8,014,314
Mylan, Inc.*(a)	143,500	2,644,705
Novartis AG(ADR)	61,100	3,325,673
Pfizer, Inc.	175,200	3,186,888
Roche Holding AG (ADR)	109,800	4,633,560
Shire PLC (ADR)(a)	60,200	3,533,740
Teva Pharmaceutical Industries Ltd. (ADR)	106,600	5,988,788
Watson Pharmaceuticals, Inc.*(a)	178,900	7,086,229

		59,144,245

		183,863,341

ENERGY—11.6%
Oil & Gas—10.8%
Apache Corp.	179,400	18,508,698
Chevron Corp.	225,900	17,392,041
ConocoPhillips	230,200	11,756,314
Marathon Oil Corp.	421,200	13,149,864
Occidental Petroleum Corp.(a)	71,400	5,808,390
Petroleo Brasileiro SA (ADR)(a)	94,900	4,524,832
Southwestern Energy Co.*(a)	76,500	3,687,300
Transocean Ltd.*	154,600	12,800,880

		87,628,319

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
ENERGY (Continued)
Oil & Gas Services—0.8%
Schlumberger Ltd.(a)	77,000	$5,011,930
Weatherford International Ltd.*	77,800	1,393,398

		6,405,328

		94,033,647

FINANCIAL—8.4%
Banks—3.9%
Bank of America Corp.(a)	719,700	10,838,682
Bank of New York Mellon Corp.(a)	365,100	10,211,847
SunTrust Banks, Inc.(a)	239,100	4,851,339
US Bancorp(a)	263,000	5,920,130

		31,821,998

Diversified Financial Services—3.5%
Charles Schwab Corp.(a)	309,800	5,830,436
Goldman Sachs Group, Inc.	50,100	8,458,884
JPMorgan Chase & Co.(a)	311,400	12,976,038
Morgan Stanley	38,700	1,145,520

		28,410,878

Insurance—1.0%
Allstate Corp.(a)	264,700	7,951,588

		68,184,464

INDUSTRIAL—9.0%
Aerospace & Defense—1.7%
United Technologies Corp.(a)	197,700	13,722,357

Electrical Components & Equipment—0.9%
Emerson Electric Co.(a)	166,500	7,092,900

Electronics—0.4%
Agilent Technologies, Inc.*(a)	107,700	3,346,239

Machinery—Diversified—0.1%
Cummins, Inc.	28,000	1,284,080

Metal Fabrication & Hardware—0.3%
Precision Castparts Corp.(a)	20,300	2,240,105

Miscellaneous Manufacturing—3.8%
Dover Corp.(a)	205,200	8,538,372
General Electric Co.	710,600	10,751,378

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
INDUSTRIAL (Continued)
Miscellaneous Manufacturing (Continued)
Honeywell International, Inc.	174,900	$6,856,080
Ingersoll-Rand PLC(a)	123,700	4,421,038

		30,566,868

Transportation—1.8%
Burlington Northern Santa Fe Corp.	115,000	11,341,300
Union Pacific Corp.(a)	51,700	3,303,630

		14,644,930

		72,897,479

TECHNOLOGY—11.8%
Computers—4.8%
Apple, Inc.*	74,400	15,687,984
Dell, Inc.*(a)	397,800	5,712,408
Hewlett-Packard Co.	176,800	9,106,968
International Business Machines Corp.	24,100	3,154,690
NetApp, Inc.*(a)	159,600	5,488,644

		39,150,694

Semiconductors—2.8%
Analog Devices, Inc.(a)	121,300	3,830,654
Cree, Inc.*(a)	37,300	2,102,601
Intel Corp.	814,500	16,615,800

		22,549,055

Software—4.2%
Adobe Systems, Inc.*(a)	221,800	8,157,804
Microsoft Corp.(a)	642,600	19,592,874
Salesforce.com, Inc.*(a)	57,400	4,234,398
Solarwinds, Inc.*(a)	66,300	1,525,563
VMware, Inc. Class A*(a)	24,600	1,042,548

		34,553,187

		96,252,936

UTILITIES—2.0%
Electric—2.0%
FPL Group, Inc.(a)	86,500	4,568,930
Public Service Enterprise Group, Inc.(a)	344,200	11,444,650

		16,013,580

TOTAL COMMON STOCK (cost $557,648,090)		682,576,437

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
CONVERTIBLE PREFERRED—0.3%
FINANCIAL—0.3%
Banks—0.3%
Bank of America Corp. 10.0% 12/31/2049	142,100	$2,120,132

TOTAL CONVERTIBLE PREFERRED (cost $2,280,648)		2,120,132

INVESTMENT FUNDS—14.6%
Affiliated Funds—14.5%
SSgA Russell Large Cap® Index Non-Lending Series Fund Class A(b)	1,817,583	19,131,881
SSgA Russell 1000® Index Non-Lending Fund(b)	494,777	6,504,831
SSgA Russell Large Cap® Index Securities Lending Series Fund Class I(b)	2,812,023	92,172,479

		117,809,191

Closed-End Investment Company—0.1%
John Hancock Bank and Thrift Opportunity Fund™(c)	74,572	1,051,465

TOTAL INVESTMENT FUNDS (cost $111,853,514)		118,860,656

	Units	Value
SHORT-TERM INVESTMENTS—15.1%
Affiliated Funds—15.1%
State Street Bank and Trust Company Short Term Investment Fund(b)	10,586,315	10,586,315
State Street Quality D Short Term Investment Fund(b)(d)	113,688,207	111,886,249

TOTAL SHORT-TERM INVESTMENTS (cost $124,274,522)		122,472,564

TOTAL INVESTMENTS—114.1% (cost $796,056,774)		926,029,789
Liabilities in excess of other assets—(14.1)%		(114,393,839)

NET ASSETS—100.0%		$811,635,950

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(c)	This Fund is a regulated investment company (RIC).
(d)	Represents security purchased with cash collateral received for securities on loan.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2009
Assets
Investments, at value (cost $231,148,892)	$277,342,396	(a)
Investments in affiliated issuers, at value (cost $168,948,504)	166,729,954
Cash	31,339
Receivable for investments sold	1,476,462
Receivable for fund units sold	144,872
Interest and dividends receivable	300,916
Tax reclaims receivable	1,101

Total assets	446,027,040

Liabilities
Due to custodian	1,106
Payable for cash collateral received on securities loaned	160,659,953
Payable for investments purchased	1,490,432
Payable for fund units redeemed	297,061
Investment advisory fee payable	123,407
ING—program fee payable	120,516
Trustee, management and administration fees payable	23,843
ABA Retirement Funds—program fee payable	17,148
Other accruals	94,953

Total liabilities	162,828,419

Net Assets (equivalent to $13.32 per unit based on 21,254,601 units outstanding)	$283,198,621

(a)	Includes securities on loan with a value of $156,458,735 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Statement of Operations

For the period July 2, 2009(a) to December 31, 2009
Investment income
Dividends (net of foreign tax expense of $4,207)	$2,166,952
Dividends—affiliated issuers	11,942
Securities lending income, net	225,244

Total investment income	2,404,138

Expenses
ING—program fee	714,923
Trustee, management and administration fees	141,651
Investment advisory fee	681,906
ABA Retirement Funds—program fee	101,432
State Street Global Markets—transition management	111,334
Legal and audit fees	94,952
Compliance consultant fees	55,165
Reports to unitholders	31,951
Registration fees	13,382
Other fees	57,335

Total expenses	2,004,031

Net investment income (loss)	400,107

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	7,006,119
Investments—affiliated issuers	1,128,164
Foreign currency transactions	(10,585)

Net realized gain (loss)	8,123,698

Change in net unrealized appreciation (depreciation) on:
Investments	43,974,954
Foreign currency transactions	125

Change in net unrealized appreciation (depreciation)	43,975,079

Net realized and unrealized gain (loss)	52,098,777

Net increase (decrease) in net assets resulting from operations	$52,498,884

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

For the period July 2, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$400,107
Net realized gain (loss) from investments and foreign currency transactions	8,123,698
Change in net unrealized appreciation (depreciation)	43,975,079

Net increase (decrease) in net assets resulting from operations	52,498,884

From unitholder transactions
Proceeds from units issued	275,621,690
Cost of units redeemed	(44,921,953)

Net increase (decrease) in net assets from unitholder transactions	230,699,737

Net increase (decrease) in net assets	283,198,621
Net Assets
Beginning of period	—

End of period	$283,198,621

Number of units
Outstanding-beginning of period	—
Issued	24,956,782
Redeemed	(3,702,181)

Outstanding-end of period	21,254,601

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period July 2, 2009(a) to December 31, 2009
Investment income†	$0.11
Expenses(†)††	(0.09)

Net investment income (loss)	0.02
Net realized and unrealized gain (loss)	2.30

Net increase (decrease) in unit value	2.32
Net asset value at beginning of period	11.00

Net asset value at end of period	$13.32

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.44%
Ratio of net investment income (loss) to average net assets*	0.29%
Portfolio turnover**†††	61%
Total return**	21.09%
Net assets at end of period (in thousands)	$283,199

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
COMMON STOCK—97.9%
BASIC MATERIALS—4.3%
Chemicals—2.8%
A. Schulman, Inc.(a)	39,200	$791,056
Airgas, Inc.(a)	18,600	885,360
Albemarle Corp.(a)	15,300	556,461
Cabot Corp.(a)	23,900	626,897
Celanese Corp. Series A(a)	26,800	860,280
CF Industries Holdings, Inc.(a)	4,600	417,588
Eastman Chemical Co.(a)	14,600	879,504
Ecolab, Inc.(a)	4,100	182,778
FMC Corp.(a)	5,800	323,408
Intrepid Potash, Inc.*(a)	7,984	232,893
Landec Corp.*(a)	38,875	242,580
Lubrizol Corp.(a)	8,100	590,895
OM Group, Inc.*(a)	9,400	295,066
PolyOne Corp.*(a)	115,437	862,314
Zoltek Cos., Inc.*(a)	27,025	256,738

		8,003,818

Forest Products & Paper—0.7%
Buckeye Technologies, Inc.*(a)	73,117	713,622
Domtar Corp.*	5,000	277,050
Glatfelter	48,200	585,630
Rock-Tenn Co.(a)	3,400	171,394
Schweitzer-Mauduit International, Inc.(a)	3,950	277,883

		2,025,579

Iron/Steel—0.6%
Allegheny Technologies, Inc.(a)	4,700	210,419
Carpenter Technology Corp.	10,000	269,500
Cliffs Natural Resources, Inc.(a)	11,200	516,208
Schnitzer Steel Industries, Inc. Class A(a)	12,900	615,330

		1,611,457

Mining—0.2%
Brush Engineered Materials, Inc.*(a)	22,300	413,442
Thompson Creek Metals Co., Inc.*(a)	26,600	311,752

		725,194

		12,366,048

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
COMMUNICATIONS—6.0%
Advertising—0.1%
Omnicom Group, Inc.(a)	7,100	$277,965

Internet—2.0%
Akamai Technologies, Inc.*(a)	24,900	630,717
Archipelago Learning, Inc.*(a)	12,580	260,406
Baidu, Inc.(ADR)*(a)	1,250	514,037
Ctrip.com International Ltd. (ADR)*	3,550	255,103
DealerTrack Holdings, Inc.*(a)	25,950	487,601
Digital River, Inc.*(a)	13,700	369,763
EarthLink, Inc.(a)	23,100	191,961
Equinix, Inc.*(a)	7,400	785,510
F5 Networks, Inc.*(a)	16,125	854,302
McAfee, Inc.*(a)	5,400	219,078
MercadoLibre, Inc.*(a)	5,550	287,879
Perfect World Co., Ltd. (ADR)*	7,500	295,800
Sapient Corp.*(a)	55,650	460,226

		5,612,383

Media—0.8%
DISH Network Corp. Class A	14,400	299,088
FactSet Research Systems, Inc.(a)	2,800	184,436
Gannett Co., Inc.(a)	33,200	493,020
Mediacom Communications Corp. Class A*(a)	89,769	401,267
Time Warner Cable, Inc.(a)	11,100	459,429
Viacom, Inc. Class B*(a)	16,900	502,437

		2,339,677

Telecommunication—3.1%
ADTRAN, Inc.(a)	56,300	1,269,565
Amdocs Ltd.*	36,100	1,029,933
American Tower Corp. Class A*(a)	9,100	393,211
Anaren, Inc.*(a)	40,500	609,525
Atheros Communications*(a)	10,075	344,968
Atlantic Tele-Network, Inc.	5,000	275,050
Cincinnati Bell, Inc.*(a)	211,900	731,055
CommScope, Inc.*(a)	6,300	167,139
Harris Corp.(a)	9,100	432,705
JDS Uniphase Corp.*(a)	64,750	534,187
NII Holdings, Inc.*(a)	28,900	970,462
NTELOS Holdings Corp.(a)	35,400	630,828

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
COMMUNICATIONS (Continued)
Telecommunication (Continued)
Qwest Communications International, Inc.(a)	220,200	$927,042
Symmetricom, Inc.*(a)	84,973	441,860

		8,757,530

		16,987,555

CONSUMER, CYCLICAL—12.7%
Airlines—0.7%
Airtran Holdings, Inc.*(a)	106,538	556,128
Copa Holdings SA Class A	4,000	217,880
Republic Airways Holdings, Inc.*(a)	46,400	342,896
SkyWest, Inc.(a)	59,100	999,972

		2,116,876

Apparel—0.8%
Columbia Sportswear Co.(a)	15,400	601,216
Guess?, Inc.(a)	7,050	298,215
Iconix Brand Group, Inc.*(a)	26,975	341,234
Jones Apparel Group, Inc.(a)	23,500	377,410
Perry Ellis International, Inc.*	19,000	286,140
Under Armour, Inc. Class A*(a)	9,800	267,246

		2,171,461

Auto Parts & Equipment—0.5%
Autoliv, Inc.(a)	12,200	528,992
Federal-Mogul Corp.*(a)	14,126	244,380
Titan International, Inc.(a)	30,448	246,933
WABCO Holdings, Inc.(a)	17,000	438,430

		1,458,735

Distribution/Wholesale—1.8%
Beacon Roofing Supply, Inc.*(a)	37,450	599,200
Ingram Micro, Inc. Class A*	8,900	155,305
LKQ Corp.*(a)	62,975	1,233,680
Owens & Minor, Inc.(a)	41,200	1,768,716
Tech Data Corp.*(a)	7,900	368,614
Titan Machinery, Inc.*(a)	19,429	224,211
United Stationers, Inc.*(a)	3,800	216,030
W.W. Grainger, Inc.(a)	4,650	450,260

		5,016,016

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Entertainment—0.2%
DreamWorks Animation SKG, Inc. Class A*(a)	7,500	$299,625
Pinnacle Entertainment, Inc.*(a)	43,841	393,692

		693,317

Home Furnishings—0.7%
DTS, Inc.*(a)	8,298	283,874
Harman International Industries, Inc.(a)	5,900	208,152
La-Z-Boy, Inc.*(a)	43,100	410,743
Tempur-Pedic International, Inc.*(a)	17,425	411,753
Whirlpool Corp.(a)	6,700	540,422

		1,854,944

Housewares—0.4%
Newell Rubbermaid, Inc.(a)	28,300	424,783
Toro Co.(a)	13,800	576,978

		1,001,761

Leisure Time—0.2%
LIFE TIME FITNESS, Inc.*(a)	22,827	569,077
WMS Industries, Inc.*(a)	3,400	136,000

		705,077

Lodging—0.6%
Orient-Express Hotels Ltd. Class A*(a)	44,645	452,700
Wyndham Worldwide Corp.(a)	49,600	1,000,432
Wynn Resorts Ltd.(a)	4,250	247,478

		1,700,610

Office Furnishings—0.2%
Knoll, Inc.(a)	44,100	455,553

Retail—6.3%
American Eagle Outfitters, Inc.(a)	12,500	212,250
Bed Bath & Beyond, Inc.*(a)	13,500	521,505
Big Lots, Inc.*(a)	12,600	365,148
Bob Evans Farms, Inc.(a)	45,800	1,325,910
Brinker International, Inc.(a)	15,600	232,752
Buffalo Wild Wings, Inc.*(a)	6,008	241,942
Cabela’s, Inc.*(a)	46,600	664,516
Casey’s General Stores, Inc.(a)	25,500	813,960

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Cash America International, Inc.(a)	26,100	$912,456
Chico’s FAS, Inc.*(a)	30,300	425,715
Children’s Place Retail Stores, Inc.*(a)	6,500	214,565
Chipotle Mexican Grill, Inc.*	2,060	181,610
Cracker Barrel Old Country Store, Inc.(a)	27,200	1,033,328
Darden Restaurants, Inc.(a)	5,100	178,857
Dollar Tree, Inc.*(a)	4,400	212,520
Foot Locker, Inc.(a)	62,600	697,364
Jack in the Box, Inc.*(a)	7,700	151,459
Kohl’s Corp.*(a)	16,200	873,666
Lululemon Athletica, Inc.*(a)	9,960	299,796
Nu Skin Enterprises, Inc. Class A(a)	15,750	423,202
O’Reilly Automotive, Inc.*(a)	4,600	175,352
PetSmart, Inc.(a)	11,400	304,266
Phillips-Van Heusen Corp.	25,400	1,033,272
RadioShack Corp.(a)	13,700	267,150
Regis Corp.(a)	36,600	569,862
Sears Holdings Corp.*(a)	2,700	225,315
Stage Stores, Inc.(a)	53,800	664,968
Starbucks Corp.*(a)	14,400	332,064
Stein Mart, Inc.*(a)	22,000	234,520
Texas Roadhouse, Inc.*(a)	20,425	229,373
The Cheesecake Factory, Inc.*(a)	28,900	623,951
The Finish Line, Inc. Class A(a)	94,900	1,190,995
The Gap, Inc.(a)	22,900	479,755
The Men’s Wearhouse, Inc.(a)	21,500	452,790
TJX Cos., Inc.(a)	15,600	570,180
Ulta Salon, Cosmetics & Fragrance, Inc.*(a)	13,324	241,964
World Fuel Services Corp.(a)	14,400	385,776

		17,964,074

Storage & Warehousing—0.1%
Mobile Mini, Inc.*(a)	17,300	243,757

Textiles—0.1%
UniFirst Corp.	4,400	211,684

Toys/Games/Hobbies—0.1%
RC2 Corp.*(a)	19,000	280,250

		35,874,115

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
CONSUMER, NON-CYCLICAL—20.5%
Agriculture—0.4%
Archer-Daniels-Midland Co.(a)	10,300	$322,493
Bunge Ltd.(a)	3,600	229,788
Reynolds American, Inc.(a)	10,150	537,646

		1,089,927

Beverages—0.4%
Coca-Cola Enterprises, Inc.(a)	8,400	178,080
Dr Pepper Snapple Group, Inc.(a)	9,400	266,020
Hansen Natural Corp.*(a)	15,600	599,040

		1,043,140

Biotechnology—1.1%
AMAG Pharmaceuticals, Inc.*(a)	17,494	665,297
Amylin Pharmaceuticals, Inc.*(a)	30,350	430,666
Genzyme Corp.*(a)	12,700	622,427
Human Genome Sciences, Inc.*(a)	19,800	605,880
Illumina, Inc.*(a)	5,200	159,380
InterMune, Inc.*(a)	10,500	136,920
Life Technologies Corp.*(a)	8,000	417,840
Millipore Corp.*(a)	2,300	166,405

		3,204,815

Commercial Services—6.3%
Aaron’s, Inc.(a)	15,700	435,361
Advance America Cash Advance Centers, Inc.(a)	64,000	355,840
Aegean Marine Petroleum Network, Inc.(a)	23,512	646,110
AerCap Holdings NV*(a)	64,533	584,669
Alliance Data Systems Corp.*(a)	6,450	416,606
American Public Education, Inc.*(a)	21,275	731,009
Capella Education Co.*(a)	6,300	474,390
CDI Corp.(a)	35,400	458,430
Chemed Corp.(a)	20,500	983,385
China Real Estate Information Corp.(ADR)*(a)	31,517	346,057
Convergys Corp.*(a)	38,000	408,500
Corporate Executive Board Co.	11,092	253,119
CoStar Group, Inc.*(a)	8,525	356,089
Deluxe Corp.(a)	54,000	798,660
DynCorp International, Inc. Class A*(a)	37,800	542,430
Education Management Corp.*(a)	33,550	738,435
Ennis, Inc.(a)	41,691	699,992

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Commercial Services (Continued)
Forrester Research, Inc.*(a)	17,650	$458,018
FTI Consulting, Inc.*(a)	12,275	578,889
Global Payments, Inc.	3,000	161,580
K12, Inc.*(a)	15,875	321,786
MAXIMUS, Inc.(a)	11,725	586,250
McGrath Rentcorp(a)	9,000	201,240
Monster Worldwide, Inc.*(a)	13,850	240,990
PHH Corp.*(a)	27,000	434,970
Quanta Services, Inc.*(a)	24,300	506,412
Resources Connection, Inc.*(a)	62,750	1,331,555
Ritchie Bros. Auctioneers, Inc.(a)	26,315	590,245
Robert Half International, Inc.(a)	13,900	371,547
Rollins, Inc.(a)	48,150	928,332
SAIC, Inc.*(a)	9,200	174,248
Strayer Education, Inc.(a)	3,950	839,335
SuccessFactors, Inc.*(a)	14,150	234,607
United Rentals, Inc.*(a)	14,500	142,245
Universal Technical Institute, Inc.*(a)	11,950	241,390
VistaPrint NV*	4,057	229,870

		17,802,591

Cosmetics/Personal Care—0.5%
Alberto-Culver Co.(a)	7,900	231,391
Avon Products, Inc.(a)	15,500	488,250
Bare Escentuals, Inc.*(a)	30,100	368,123
Herbalife Ltd.(a)	6,700	271,819

		1,359,583

Food—2.3%
Cal-Maine Foods, Inc.(a)	8,200	279,456
ConAgra Foods, Inc.(a)	27,700	638,485
Del Monte Foods Co.(a)	29,600	335,664
Kroger Co.(a)	7,900	162,187
Lancaster Colony Corp.(a)	15,500	770,350
Nash Finch Co.(a)	24,300	901,287
Safeway, Inc.(a)	19,900	423,671
Sara Lee Corp.(a)	73,000	889,140
Smart Balance, Inc.*(a)	81,981	491,886
The J.M. Smucker Co.(a)	13,250	818,187
United Natural Foods, Inc.*(a)	34,600	925,204

		6,635,517

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Products—3.8%
Abaxis, Inc.*(a)	26,142	$667,928
AngioDynamics, Inc.*(a)	43,250	695,460
Beckman Coulter, Inc.(a)	6,100	399,184
Cepheid, Inc.*(a)	84,600	1,055,808
Edwards Lifesciences Corp.*	3,100	269,235
Hill-Rom Holdings, Inc.(a)	19,700	472,603
Intuitive Surgical, Inc.*(a)	2,850	864,462
Kinetic Concepts, Inc.*(a)	6,600	248,490
Masimo Corp.*(a)	29,075	884,462
MEDTOX Scientific, Inc.*(a)	12,424	96,286
Meridian Bioscience, Inc.(a)	28,400	612,020
Neogen Corp.*(a)	25,530	602,763
NuVasive, Inc.*(a)	14,629	467,835
QIAGEN NV*(a)	28,900	645,048
STERIS Corp.(a)	19,400	542,618
Techne Corp.(a)	9,825	673,602
The Cooper Cos., Inc.(a)	17,800	678,536
Thoratec Corp.*(a)	28,198	759,090
VCA Antech, Inc.*(a)	8,500	211,820

		10,847,250

Healthcare-Services—2.0%
Amedisys, Inc.*(a)	8,725	423,686
Bio-Reference Laboratories, Inc.*(a)	10,960	429,523
Health Management Associates, Inc. Class A*(a)	122,300	889,121
Health Net, Inc.*(a)	14,200	330,718
Healthsouth Corp.*(a)	31,000	581,870
Healthspring, Inc.*(a)	36,300	639,243
IPC The Hospitalist Co.*(a)	21,796	724,717
MEDNAX, Inc.*	15,175	912,169
Phase Forward, Inc.*(a)	23,300	357,655
Universal Health Services, Inc. Class B(a)	12,400	378,200

		5,666,902

Household Products/Wares—1.2%
American Greetings Corp. Class A(a)	27,600	601,404
Fortune Brands, Inc.(a)	12,100	522,720
Jarden Corp.(a)	19,700	608,927
Oil-Dri Corp. of America(a)	22,400	347,200
Tupperware Brands Corp.(a)	26,900	1,252,733

		3,332,984

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals—2.5%
AmerisourceBergen Corp.	15,500	$404,085
BioMarin Pharmaceutical, Inc.*(a)	46,180	868,646
Biovail Corp.(a)	30,400	424,384
Cardiome Pharma Corp.*(a)	88,496	393,807
Catalyst Health Solutions, Inc.*(a)	8,000	291,760
Durect Corp.*(a)	112,380	277,579
Endo Pharmaceuticals Holdings, Inc.*	21,700	445,067
Forest Laboratories, Inc.*(a)	19,700	632,567
McKesson Corp.	4,000	250,000
Medivation, Inc.*(a)	4,050	152,483
Mylan, Inc.*(a)	64,600	1,190,578
Par Pharmaceutical Cos., Inc.*(a)	14,925	403,870
POZEN, Inc.*(a)	48,032	287,712
United Therapeutics Corp.*(a)	13,900	731,835
USANA Health Sciences, Inc.*(a)	5,250	167,475
XenoPort, Inc.*(a)	8,750	162,400

		7,084,248

		58,066,957

ENERGY—6.1%
Coal—0.4%
Alpha Natural Resources, Inc.*(a)	18,550	804,699
Massey Energy Co.(a)	4,200	176,442

		981,141

Energy-Alternate Sources—0.2%
First Solar, Inc.*(a)	2,950	399,430

Oil & Gas—3.9%
Berry Petroleum Co. Class A(a)	14,900	434,335
Cabot Oil & Gas Corp.(a)	3,900	170,001
Comstock Resources, Inc.*(a)	11,475	465,541
Concho Resources, Inc.*(a)	6,700	300,830
Contango Oil & Gas Co.*(a)	8,200	385,482
Continental Resources, Inc.*(a)	9,600	411,744
Denbury Resources, Inc.*(a)	12,700	187,960
Diamond Offshore Drilling, Inc.(a)	3,600	354,312
GMX Resources, Inc.*(a)	25,632	352,184
Harvest Natural Resources, Inc.*(a)	61,584	325,779
Holly Corp.(a)	25,200	645,876

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
ENERGY (Continued)
Oil & Gas (Continued)
InterOil Corp.*(a)	6,200	$476,222
Newfield Exploration Co.*(a)	22,750	1,097,232
Noble Corp.	21,300	866,910
Petrohawk Energy Corp.*(a)	36,412	873,524
PetroQuest Energy, Inc.*(a)	43,085	264,111
Quicksilver Resources, Inc.*(a)	35,289	529,688
SandRidge Energy, Inc.*(a)	74,961	706,882
St. Mary Land & Exploration Co.(a)	22,700	777,248
Sunoco, Inc.(a)	12,700	331,470
Ultra Petroleum Corp.*(a)	8,200	408,852
Valero Energy Corp.(a)	9,400	157,450
Whiting Petroleum Corp.*(a)	10,400	743,080

		11,266,713

Oil & Gas Services—1.3%
Cameron International Corp.*(a)	4,400	183,920
Core Laboratories NV(a)	5,650	667,378
Global Industries Ltd.*(a)	50,000	356,500
National-Oilwell Varco, Inc.(a)	13,450	593,011
Oceaneering International, Inc.*(a)	11,950	699,314
Oil States International, Inc.*(a)	11,200	440,048
SEACOR Holdings, Inc.*(a)	2,900	221,125
Smith International, Inc.(a)	23,650	642,570

		3,803,866

Pipelines—0.3%
El Paso Corp.(a)	45,100	443,333
Questar Corp.(a)	10,300	428,171

		871,504

		17,322,654

FINANCIAL—18.6%
Banks—4.4%
Banco Latinoamericano de Comercio Exterior SA Class E	48,300	671,370
Bank of the Ozarks, Inc.(a)	32,100	939,567
BB&T Corp.(a)	6,300	159,831
Cass Information Systems, Inc.(a)	13,267	403,317
Community Bank System, Inc.(a)	27,300	527,163
CVB Financial Corp.(a)	24,600	212,544
Fulton Financial Corp.(a)	61,400	535,408

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
FINANCIAL (Continued)
Banks (Continued)
Huntington Bancshares, Inc.(a)	42,400	$154,760
Independent Bank Corp. (MA)(a)	8,100	169,209
International Bancshares Corp.(a)	10,900	206,337
Lakeland Financial Corp.(a)	31,600	545,100
NBT Bancorp, Inc.(a)	19,200	391,104
Northwest Bancshares, Inc.(a)	24,850	281,302
Oriental Financial Group, Inc.(a)	33,000	356,400
PacWest Bancorp(a)	31,000	624,650
Park National Corp.(a)	8,400	494,592
PNC Financial Services Group, Inc.(a)	9,800	517,342
Prosperity Bancshares, Inc.(a)	34,000	1,375,980
Republic Bancorp, Inc. Class A(a)	17,500	360,500
Signature Bank*(a)	17,550	559,845
Tompkins Financial Corp.(a)	8,200	332,100
United Bankshares, Inc.(a)	11,300	225,661
Westamerica Bancorp(a)	11,700	647,829
Whitney Holding Corp.(a)	48,000	437,280
Wintrust Financial Corp.(a)	46,400	1,428,656

		12,557,847

Diversified Financial Services—3.6%
Ameriprise Financial, Inc.(a)	43,600	1,692,552
Discover Financial Services(a)	59,450	874,509
Franklin Resources, Inc.(a)	7,300	769,055
GFI Group, Inc.(a)	41,000	187,370
Greenhill & Co., Inc.(a)	4,882	391,732
IntercontinentalExchange, Inc.*(a)	3,650	409,895
Invesco Ltd.(a)	15,800	371,142
National Financial Partners Corp.*(a)	48,700	393,983
Nelnet, Inc. Class A(a)	18,000	310,140
Piper Jaffray Cos., Inc.*(a)	13,300	673,113
Portfolio Recovery Associates, Inc.*(a)	19,550	877,404
Raymond James Financial, Inc.(a)	24,600	584,742
Solar Cayman Ltd.*(b)	33,700	308,692
Stifel Financial Corp.*(a)	14,550	861,942
SWS Group, Inc.(a)	25,400	307,340
Waddell & Reed Financial, Inc. Class A(a)	7,800	238,212
World Acceptance Corp.*(a)	22,600	809,758

		10,061,581

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
FINANCIAL (Continued)
Insurance—6.2%
ACE Ltd.*	11,400	$574,560
Allied World Assurance Co. Holdings Ltd.(a)	5,300	244,171
Allstate Corp.(a)	10,600	318,424
American Equity Investment Life Holding Co.(a)	85,964	639,572
American Financial Group, Inc.(a)	19,800	494,010
American Physicians Capital, Inc.(a)	13,066	396,161
Arch Capital Group Ltd.*(a)	9,100	651,105
Assured Guaranty Ltd.(a)	15,100	328,576
Chubb Corp.(a)	10,300	506,554
Cincinnati Financial Corp.(a)	8,700	228,288
CNA Surety Corp.*(a)	36,537	544,036
Delphi Financial Group, Inc. Class A(a)	8,500	190,145
Endurance Specialty Holdings Ltd.(a)	26,700	994,041
Enstar Group Ltd.*(a)	5,000	365,100
Horace Mann Educators Corp.(a)	12,000	150,000
Infinity Property & Casualty Corp.(a)	9,600	390,144
Loews Corp.	15,800	574,330
Max Capital Group Ltd.(a)	31,700	706,910
MGIC Investment Corp.*(a)	113,750	657,475
Montpelier Re Holdings Ltd.(a)	74,200	1,285,144
Platinum Underwriters Holdings Ltd.(a)	19,500	746,655
Principal Financial Group, Inc.(a)	14,400	346,176
Prudential Financial, Inc.	18,100	900,656
Safety Insurance Group, Inc.(a)	9,500	344,185
Selective Insurance Group, Inc.(a)	20,000	329,000
StanCorp Financial Group, Inc.(a)	26,800	1,072,536
Tower Group, Inc.(a)	32,800	767,848
United Fire & Casualty Co.(a)	15,400	280,742
Universal American Financial Corp.*(a)	21,600	252,720
Unum Group(a)	34,700	677,344
White Mountains Insurance Group Ltd.(a)	1,800	598,788
XL Capital Ltd. Class A(a)	51,700	947,661

		17,503,057

REITS—3.2%
American Campus Communities, Inc.(a)	20,900	587,290
Annaly Capital Management, Inc.(a)	28,000	485,800
Boston Properties, Inc.(a)	8,600	576,802
Brandywine Realty Trust(a)	49,100	559,740
Capstead Mortgage Corp.(a)	18,100	247,065

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
REITS (Continued)
DiamondRock Hospitality Co.(a)	104,300	$883,421
Equity Lifestyle Properties, Inc.(a)	9,100	459,277
Health Care REIT, Inc.(a)	4,500	199,440
Home Properties, Inc.(a)	6,800	324,428
HRPT Properties Trust(a)	61,700	399,199
Inland Real Estate Corp.(a)	62,400	508,560
Mack-Cali Realty Corp.(a)	30,200	1,044,014
MFA Financial, Inc.(a)	92,200	677,670
Parkway Properties, Inc.(a)	20,200	420,564
Pennsylvania Real Estate Investment Trust(a)	68,700	581,202
Senior Housing Properties Trust(a)	12,000	262,440
Simon Property Group, Inc.(a)	12,192	972,922

		9,189,834

Savings & Loans—1.2%
Astoria Financial Corp.(a)	49,400	614,042
First Niagara Financial Group, Inc.(a)	72,600	1,009,866
Hudson City Bancorp, Inc.(a)	63,600	873,228
People’s United Financial, Inc.(a)	25,400	424,180
Provident Financial Services, Inc.(a)	46,300	493,095

		3,414,411

		52,726,730

INDUSTRIAL—14.9%

Aerospace & Defense—1.8%
AAR Corp.*(a)	24,700	567,606
Aerovironment, Inc.*(a)	22,025	640,487
BE Aerospace, Inc.*(a)	8,400	197,400
Esterline Technologies Corp.*	3,900	159,003
L-3 Communications Holdings, Inc.(a)	6,900	599,955
National Presto Industries, Inc.(a)	2,500	273,075
Northrop Grumman Corp.	6,100	340,685
Raytheon Co.(a)	10,000	515,200
Spirit AeroSystems Holdings, Inc. Class A*(a)	26,650	529,269
Teledyne Technologies, Inc.*(a)	6,400	245,504
Triumph Group, Inc.(a)	18,800	907,100

		4,975,284

Building Materials—0.5%
Comfort Systems USA, Inc.(a)	53,764	663,448
Gibraltar Industries, Inc.*(a)	25,900	407,407
Owens Corning, Inc.*(a)	12,300	315,372

		1,386,227

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
INDUSTRIAL (Continued)
Electrical Components & Equipment—0.8%
Advanced Energy Industries, Inc.*(a)	27,819	$419,511
Ametek, Inc.(a)	8,800	336,512
Belden, Inc.	57,800	1,266,976
EnerSys*(a)	15,000	328,050

		2,351,049

Electronics—3.0%
Amphenol Corp. Class A(a)	9,600	443,328
Bel Fuse, Inc. Class B(a)	10,000	214,900
CTS Corp.(a)	65,145	626,695
FARO Technologies, Inc.*(a)	13,625	292,120
Gentex Corp.(a)	51,425	917,936
Jabil Circuit, Inc.(a)	24,100	418,617
Methode Electronics, Inc.(a)	31,500	273,420
Napco Security Technologies, Inc.*(a)	23,400	39,078
National Instruments Corp.(a)	32,575	959,334
Newport Corp.*(a)	93,821	862,215
Park Electrochemical Corp.(a)	31,000	856,840
Technitrol, Inc.	29,000	127,020
Thermo Fisher Scientific, Inc.*(a)	11,500	548,435
Thomas & Betts Corp.*	13,700	490,323
Tyco Electronics Ltd.	55,400	1,360,069
Vishay Intertechnology, Inc.*(a)	22,700	189,545

		8,619,875

Engineering & Construction—1.1%
Aecom Technology Corp.*(a)	8,300	228,250
Chicago Bridge & Iron Co. NV (NY Registered Shares)*(a)	58,500	1,182,870
EMCOR Group, Inc.*(a)	30,200	812,380
Fluor Corp.(a)	10,100	454,904
KBR, Inc.	12,300	233,700
McDermott International, Inc.*	13,300	319,333

		3,231,437

Environmental Control—0.4%
Clean Harbors, Inc.*(a)	10,650	634,846
EnergySolutions(a)	48,800	414,312
Republic Services, Inc.	6,000	169,860

		1,219,018

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
INDUSTRIAL (Continued)
Hand/Machine Tools—0.5%
Kennametal, Inc.(a)	21,000	$544,320
Lincoln Electric Holdings, Inc.(a)	6,500	347,490
The Stanley Works(a)	11,500	592,365

		1,484,175

Machinery—Construction & Mining—0.1%
Terex Corp.*(a)	11,550	228,805

Machinery-Diversified—0.8%
Alamo Group, Inc.(a)	12,400	212,660
Albany International Corp. Class A(a)	18,900	424,494
Cummins, Inc.(a)	11,850	543,441
Rockwell Automation, Inc.(a)	14,200	667,116
Twin Disc, Inc.(a)	24,000	250,560
Wabtec Corp.(a)	6,850	279,754

		2,378,025

Metal Fabricate & Hardware—0.4%
Ampco-Pittsburgh Corp.(a)	14,500	457,185
Worthington Industries, Inc.(a)	44,200	577,694

		1,034,879

Miscellaneous Manufacturing—2.8%
AO Smith Corp.(a)	21,700	941,563
CLARCOR, Inc.(a)	4,600	149,224
Cooper Industries PLC	28,300	1,206,712
Crane Co.(a)	12,500	382,750
GP Strategies Corp.*(a)	36,400	274,092
Ingersoll-Rand PLC(a)	24,300	868,482
ITT Corp.(a)	7,600	378,024
Koppers Holdings, Inc.(a)	6,000	182,640
Myers Industries, Inc.(a)	40,000	364,000
Pall Corp.	24,700	894,140
Sturm Ruger & Co., Inc.(a)	54,000	523,800
Textron, Inc.(a)	19,200	361,152
The Brink’s Co.(a)	24,800	603,632
Trinity Industries, Inc.(a)	15,200	265,088
Tyco International Ltd.*	15,100	538,768

		7,934,067

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
INDUSTRIAL (Continued)
Packaging & Containers—1.0%
Ball Corp.(a)	4,800	$248,160
Crown Holdings, Inc.*	13,000	332,540
Sealed Air Corp.(a)	12,000	262,320
Temple-Inland, Inc.(a)	86,300	1,821,793

		2,664,813

Transportation—1.7%
Arkansas Best Corp.(a)	14,700	432,621
Atlas Air Worldwide Holdings, Inc.*(a)	12,073	449,719
Celadon Group, Inc.*(a)	20,825	225,951
CH Robinson Worldwide, Inc.(a)	10,000	587,300
Dynamex, Inc.*(a)	13,400	242,540
Expeditors International of Washington, Inc.(a)	16,400	569,572
Forward Air Corp.(a)	13,975	350,074
Genesee & Wyoming, Inc. Class A*(a)	6,700	218,688
Hub Group, Inc. Class A*(a)	12,800	343,424
Old Dominion Freight Line, Inc.*(a)	12,875	395,263
Overseas Shipholding Group, Inc.(a)	5,000	219,750
Tidewater, Inc.(a)	10,800	517,860
Vitran Corp., Inc.*(a)	18,252	198,399

		4,751,161

		42,258,815

TECHNOLOGY—10.6%
Computers—2.9%
CACI International, Inc. Class A*(a)	10,500	512,925
CIBER, Inc.*(a)	160,100	552,345
Cognizant Technology Solutions Corp. Class A*(a)	16,600	751,980
Cogo Group, Inc.*(a)	22,000	162,140
Computer Sciences Corp.*(a)	10,200	586,806
COMSYS IT Partners, Inc.*(a)	25,000	222,250
Echelon Corp.*(a)	30,150	348,534
Imation Corp.*(a)	48,700	424,664
Mercury Computer Systems, Inc.*(a)	27,000	297,270
Seagate Technology(a)	34,000	618,460
Stratasys, Inc.*(a)	26,300	454,464
Telvent GIT SA(a)	13,855	540,068
Unisys Corp.*(a)	24,900	960,144
VanceInfo Technologies, Inc.(ADR)*(a)	14,325	275,183
Western Digital Corp.*(a)	32,100	1,417,215

		8,124,448

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
TECHNOLOGY (Continued)
Office/Business Equipment—0.3%
Pitney Bowes, Inc.(a)	10,300	$234,428
Xerox Corp.(a)	87,600	741,096

		975,524

Semiconductors—2.9%
Analog Devices, Inc.(a)	12,600	397,908
Avago Technologies Ltd.*(a)	26,230	479,747
Broadcom Corp. Class A*(a)	14,400	452,880
Cabot Microelectronics Corp.*(a)	12,200	402,112
Cavium Networks, Inc.*(a)	24,350	580,260
FormFactor, Inc.*(a)	23,175	504,288
Marvell Technology Group Ltd.*(a)	15,600	323,700
Micron Technology, Inc.*(a)	69,000	728,640
Netlogic Microsystems, Inc.*(a)	9,081	420,087
Power Integrations, Inc.(a)	20,150	732,654
Rudolph Technologies, Inc.*(a)	15,950	107,184
Semtech Corp.*(a)	44,675	759,922
Skyworks Solutions, Inc.*(a)	58,700	832,953
Teradyne, Inc.*(a)	100,350	1,076,755
Verigy Ltd.*(a)	38,094	490,270

		8,289,360

Software—4.5%
Allscripts-Misys Healthcare Solutions, Inc.*(a)	38,750	783,912
ANSYS, Inc.*(a)	25,875	1,124,527
Ariba, Inc.*(a)	27,057	338,754
Blackbaud, Inc.(a)	40,600	959,378
Blackboard, Inc.*(a)	4,800	217,872
Check Point Software Technologies Ltd.*(a)	6,400	216,832
CommVault Systems, Inc.*(a)	9,775	231,570
Concur Technologies, Inc.*(a)	8,050	344,137
Digi International, Inc.*(a)	60,550	552,216
Eclipsys Corp.*(a)	17,800	329,656
Electronic Arts, Inc.*(a)	26,600	472,150
Guidance Software, Inc.*(a)	28,825	151,331
Informatica Corp.*(a)	7,000	181,020
Innerworkings, Inc.*(a)	118,685	700,241
Intuit, Inc.*(a)	7,700	236,467
JDA Software Group, Inc.*(a)	14,600	371,862

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
TECHNOLOGY (Continued)
Software (Continued)
Longtop Financial Technologies Ltd.(ADR)*	11,950	$442,389
MicroStrategy, Inc. Class A*(a)	2,475	232,700
MSCI, Inc. Class A*(a)	12,150	386,370
NetSuite, Inc.*(a)	22,673	362,315
Quality Systems, Inc.(a)	6,601	414,477
Rosetta Stone, Inc.*(a)	18,250	327,588
Salesforce.com, Inc.*(a)	13,000	959,010
Taleo Corp. Class A*(a)	10,196	239,810
THQ, Inc.*(a)	33,300	167,832
Ultimate Software Group, Inc.*(a)	25,350	744,529
Verint Systems, Inc.*(a)	21,331	410,622
VMware, Inc. Class A*(a)	15,800	669,604

		12,569,171

		29,958,503

UTILITIES—4.2%
Electric—2.8%
AES Corp.*(a)	63,000	838,530
Alliant Energy Corp.(a)	9,100	275,366
American Electric Power Co., Inc.(a)	25,900	901,061
Avista Corp.(a)	15,700	338,963
CH Energy Group, Inc.(a)	7,964	338,629
CMS Energy Corp.(a)	94,200	1,475,172
DTE Energy Co.(a)	13,250	577,568
Edison International(a)	5,800	201,724
EnerNOC, Inc.*(a)	8,300	252,237
MDU Resources Group, Inc.	10,900	257,240
Mirant Corp.*(a)	30,100	459,627
NorthWestern Corp.(a)	24,600	640,092
NSTAR(a)	9,200	338,560
NV Energy, Inc.	19,750	244,505
UIL Holdings Corp.	17,200	482,976
Xcel Energy, Inc.(a)	9,400	199,468

		7,821,718

Gas—1.4%
AGL Resources, Inc.(a)	10,400	379,288
Atmos Energy Corp.(a)	13,100	385,140
Energen Corp.	8,800	411,840

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
UTILITIES (Continued)
Gas (Continued)
NiSource, Inc.(a)	35,100	539,838
Northwest Natural Gas Co.(a)	15,200	684,608
Sempra Energy(a)	3,000	167,940
South Jersey Industries, Inc.(a)	23,700	904,866
Southern Union Co.(a)	21,400	$485,781

		3,959,301

		11,781,019

TOTAL COMMON STOCK (cost $231,148,892)		277,342,396

INVESTMENT FUNDS—1.7%
Affiliated Funds—1.7%
SSgA Russell Small Cap® Index Securities Lending Series Fund Class I(c)	33	691
SSgA S&P MidCap® Index Non-Lending Series Fund Class A(c)	178,899	4,774,819

TOTAL INVESTMENT FUNDS (cost $4,447,600)		4,775,510

	Units	Value
SHORT-TERM INVESTMENTS—57.2%
Affiliated Funds—57.2%
State Street Bank and Trust Company Short Term Investment Fund(c)	3,840,951	3,840,951
State Street Quality D Short Term Investment Fund(c)(d)	160,659,953	158,113,493

TOTAL SHORT-TERM INVESTMENTS (cost $164,500,904)		161,954,444

TOTAL INVESTMENTS—156.8% (cost $400,097,396)		444,072,350
Liabilities in excess of other assets—(56.8)%		(160,873,729)

NET ASSETS—100.0%		$283,198,621

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors. The total cost and market value of Rule 144A securities owned at year end were $299,256 and $308,692, respectively.
(c)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(d)	Represents security purchased with cash collateral received for securities on loan.
ADR—American	Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International All Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2009
Assets
Investments, at value (cost $134,076,316)	$154,469,830	(a)
Investments in affiliated issuers, at value (cost $27,780,802)	27,581,673
Foreign currency, at value (cost $1,500,976)	1,496,910
Receivable for investments sold	826,515
Receivable for fund units sold	308,033
Interest and dividends receivable	186,306
Tax reclaims receivable	191,215

Total assets	185,060,482

Liabilities
Due to custodian	785,276
Payable for cash collateral received on securities loaned	18,122,836
Payable for investments purchased	116,825
Payable for fund units redeemed	251,681
Investment advisory fee payable	83,038
ING—program fee payable	71,010
Trustee, management and administration fees payable	13,723
ABA Retirement Funds—program fee payable	10,127
Payable for legal and audit services	24,073
Other liabilities	27,960
Other accruals	25,996

Total liabilities	19,532,545

Net Assets (equivalent to $24.91 per unit based on 6,644,427 units outstanding)	$165,527,937

(a)	Includes securities on loan with a value of $17,507,960 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International All Cap Equity Fund

Statement of Operations

For the year ended December 31, 2009
Investment income
Dividends (net of foreign tax expense of $269,045)	$4,413,577
Dividends—affiliated issuers	19,187
Securities lending income, net	128,702

Total investment income	4,561,466

Expenses
ING—program fee	540,141
State Street Bank and Trust Company—program fee	153,681
Trustee, management and administration fees	154,053
Investment advisory fee	743,903
ABA Retirement Funds—program fee	91,907
State Street Global Markets—transition management	62,103
Legal and audit fees	83,410
Compliance consultant fees	53,094
Reports to unitholders	53,686
Registration fees	10,621
Other fees	44,110

Total expenses	1,990,709

Net investment income (loss)	2,570,757

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(39,082,612)
Foreign currency transactions	1,080,605

Net realized gain (loss)	(38,002,007)

Change in net unrealized appreciation (depreciation) on:
Investments	79,002,676
Foreign currency transactions	48,691

Change in net unrealized appreciation (depreciation)	79,051,367

Net realized and unrealized gain (loss)	41,049,360

Net increase (decrease) in net assets resulting from operations	$43,620,117

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2008	2009
From operations
Net investment income (loss)	$7,830,771	$2,570,757
Net realized gain (loss) from investments and foreign currency transactions	2,801,342	(38,002,007)
Change in net unrealized appreciation (depreciation)	(136,366,310)	79,051,367

Net increase (decrease) in net assets resulting from operations	(125,734,197)	43,620,117

From unitholder transactions
Proceeds from units issued	100,300,570	30,122,425
Cost of units redeemed	(149,768,013)	(42,174,988)

Net increase (decrease) in net assets from unitholder transactions	(49,467,443)	(12,052,563)

Net increase (decrease) in net assets	(175,201,640)	31,567,554
Net Assets
Beginning of year	309,162,023	133,960,383

End of year	$133,960,383	$165,527,937

Number of units
Outstanding-beginning of year	9,112,453	7,265,059
Issued	3,379,464	1,469,909
Redeemed	(5,226,858)	(2,090,541)

Outstanding-end of year	7,265,059	6,644,427

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International All Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2005	2006	2007	2008	2009
Investment income†	$0.59	$0.79	$1.06	$1.27	$0.66
Expenses(†)††	(0.25)	(0.32)	(0.36)	(0.31)	(0.29)

Net investment income (loss)	0.34	0.47	0.70	0.96	0.37
Net realized and unrealized gain (loss)	2.64	5.84	2.07	(16.45)	6.10

Net increase (decrease) in unit value	2.98	6.31	2.77	(15.49)	6.47
Net asset value at beginning of year	21.87	24.85	31.16	33.93	18.44

Net asset value at end of year	$24.85	$31.16	$33.93	$18.44	$24.91

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	1.11%	1.14%	1.08%	1.13%	1.37%
Ratio of net investment income (loss) to average net assets	1.50%	1.69%	2.12%	3.45%	1.77%
Portfolio turnover†††	35%	30%	30%	33%	160%
Total return	13.63%	25.39%	8.89%	(45.65)%	35.09%
Net assets at end of year (in thousands)	$202,106	$273,525	$309,162	$133,960	$165,528

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
COMMON STOCK—92.0%
Australia—1.2%
Foster’s Group Ltd.	44,100	$216,876
Incitec Pivot Ltd.	172,413	546,057
National Australia Bank Ltd.(a)	20,291	493,443
Newcrest Mining Ltd.	24,350	762,681

		2,019,057

Austria—0.7%
OMV AG	5,200	227,692
Wienerberger AG*	54,294	985,418

		1,213,110

Belgium—0.7%
Anheuser-Busch InBev NV	11,077	572,224
KBC Groep NV*	13,300	575,909

		1,148,133

Brazil—1.6%
All America Latina Logistica (Units)	129,880	1,202,710
Tele Norte Leste Participacoes SA	44,900	1,141,465
Weg SA	30,800	322,423

		2,666,598

Canada—2.6%
Agrium, Inc.(a)	24,530	1,508,595
Cenovus Energy, Inc.(a)	19,100	483,660
EnCana Corp.	20,800	677,963
Inmet Mining Corp.(a)	4,542	276,817
Thompson Creek Metals Co., Inc.*(a)	28,500	334,020
TMX Group, Inc.(a)	16,912	535,398
Yamana Gold, Inc.(a)	43,400	493,892

		4,310,345

China—0.5%
Bank of China Ltd. Class H(b)	795,000	425,624
China Telecom Corp. Ltd. Class H(b)	1,112,000	460,076

		885,700

Czech Republic—0.7%
CEZ A/S	12,100	567,235
Telefonica O2 Czech Republic A/S	26,227	595,841

		1,163,076

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
COMMON STOCK (Continued)
Denmark—0.3%
Carlsberg A/S Class B	7,773	$573,555

Finland—0.6%
Nokia OYJ(a)	81,880	1,051,052

France—8.2%
Alstom SA	7,893	548,336
AXA SA	25,600	605,383
BNP Paribas	7,337	578,929
Carrefour SA	27,280	1,311,470
Cie de Saint-Gobain(a)	9,143	490,723
Credit Agricole SA	11,300	196,980
France Telecom SA	44,702	1,115,976
Gemalto NV*(a)	11,205	482,176
L’Oreal SA	8,860	983,578
Sanofi-Aventis	35,749	2,801,953
Societe Generale	15,556	1,076,245
Total SA	36,920	2,365,643
UbiSoft Entertainment SA*(a)	47,790	675,136
Vinci SA(a)	7,200	403,230

		13,635,758

Germany—6.1%
Adidas AG	20,220	1,091,597
Allianz AG	6,930	862,507
BASF AG	6,360	394,447
E.ON AG	39,178	1,635,419
Henkel AG & Co. KGaA	4,300	192,015
MAN SE	6,370	496,064
Metro AG(a)	6,500	396,155
RWE AG	7,600	738,472
SAP AG	24,620	1,161,055
Siemens AG	21,168	1,941,388
Symrise AG	53,970	1,157,887

		10,067,006

Greece—0.9%
Coca-Cola Hellenic Bottling Co. SA	38,457	876,032
National Bank of Greece SA*	27,100	690,952

		1,566,984

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
COMMON STOCK (Continued)
Hong Kong—2.3%
BOC Hong Kong (Holdings) Ltd.	308,000	$695,811
Cheung Kong (Holdings) Ltd.	86,483	1,113,384
Hong Kong & China Gas Co. Ltd.	551,000	1,375,592
Sun Hung Kai Properties Ltd.	38,000	563,825

		3,748,612

Hungary—0.3%
Richter Gedeon Nyrt.	2,000	451,648

India—0.6%
HDFC Bank Ltd. (ADR)(a)	5,300	689,424
Infosys Technologies Ltd. (ADR)(a)	5,500	303,985

		993,409

Ireland—1.7%
Covidien PLC(c)	37,450	1,793,481
Experian PLC(d)	98,040	969,876

		2,763,357

Israel—0.7%
Check Point Software Technologies Ltd.*(a)(c)	33,100	1,121,428

Italy—2.0%
Ansaldo STS SpA	17,100	324,434
Intesa Sanpaolo SpA*	154,600	692,633
ENI SpA	56,500	1,438,288
Fiat SpA*	10,500	152,799
UniCredito Italiano SpA*	187,070	622,201

		3,230,355

Japan—17.0%
Bridgestone Corp.	24,700	433,060
Canon, Inc.	27,850	1,177,930
Fanuc Ltd.	7,150	665,166
Fujifilm Holdings Corp.	23,300	696,421
Honda Motor Co. Ltd.	21,100	713,779
INPEX Corp.	57	428,019
Japan Tobacco, Inc.	84	283,566
JGC Corp.	27,000	497,287
Keyence Corp.	4,198	865,882
Kose Corp.(a)	40,290	813,862
Mitsubishi Corp.	65,415	1,627,189

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Mitsubishi UFJ Financial Group, Inc.	195,889	$959,573
Mitsui & Co. Ltd.	133,880	1,896,270
Mitsui Fudosan Co. Ltd.	28,000	470,426
Mitsui Sumitomo Insurance Group Holdings, Inc.	25,714	652,926
Nikon Corp.	27,000	532,769
Nintendo Co. Ltd.	5,391	1,278,642
Nipponkoa Insurance Co. Ltd.	191,000	1,080,821
Nissan Motor Co. Ltd.*	41,000	358,513
Nomura Holdings, Inc.	201,977	1,489,203
Nomura Research Institute Ltd.(a)	43,261	847,768
ORIX Corp.(a)	5,500	374,211
Panasonic Corp.	29,900	427,794
Secom Co. Ltd.	15,536	735,207
Seven & I Holdings Co. Ltd.	59,491	1,208,078
Shin-Etsu Chemical Co. Ltd.	11,700	659,795
SMC Corp.	7,494	847,446
Sugi Holdings Co. Ltd.(a)	36,700	804,159
Sumitomo Metal Mining Co. Ltd.	66,348	978,539
Sumitomo Trust & Banking Co. Ltd.	108,238	526,444
Suzuki Motor Corp.	31,274	768,309
The Bank of Yokohama Ltd.	232,000	1,051,156
The Joyo Bank Ltd.	74,738	298,568
Toshiba Corp.*	46,000	253,811
Toyota Motor Corp.	35,300	1,483,877

		28,186,466

Korea, Republic of—2.1%
LG Corp.*	10,710	669,256
Samsung Electronics Co. Ltd.	1,716	1,171,999
Samsung Fire & Marine Insurance Co. Ltd.	3,796	648,295
Shinsegae Co. Ltd.*	2,099	968,935

		3,458,485

Luxembourg—0.8%
ArcelorMittal	10,449	473,864
ArcelorMittal (NY Registered)(a)	10,000	457,500
Tenaris SA (ADR)(a)	9,600	409,440

		1,340,804

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
COMMON STOCK (Continued)
Malaysia—0.4%
IOI Corp. Bhd.	444,400	$709,733

Mexico—1.1%
Grupo Modelo SAB de CV Series C*	204,100	1,134,471
Grupo Televisa SA (ADR)	32,800	680,928

		1,815,399

Netherlands—2.6%
ASML Holding NV	19,136	650,804
Heineken NV	39,634	1,877,802
Koninklijke (Royal) KPN NV	29,200	495,230
SBM Offshore NV	22,693	443,990
Unilever NV (CVA)	27,236	887,399

		4,355,225

New Zealand—0.1%
Fisher & Paykel Appliances Holdings Ltd.*	360,000	150,456

Norway—1.1%
StatoilHydro ASA	56,870	1,417,500
Storebrand ASA*	50,161	340,076

		1,757,576

Papua New Guinea—0.1%
Oil Search Ltd.(e)	16,261	88,662

Philippines—0.5%
Philippine Long Distance Telephone Co.	8,820	499,429
Philippine Long Distance Telephone Co. (ADR)	5,000	283,350

		782,779

Portugal—1.1%
EDP—Energias de Portugal SA	145,010	641,746
Galp Energia, SGPS SA Class B(a)	30,641	527,419
Portugal Telecom, SGPS SA (Registered)	50,405	612,685

		1,781,850

Singapore—1.7%
DBS Group Holdings Ltd.	184,598	2,008,687
Keppel Corp. Ltd.	141,000	821,080

		2,829,767

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
COMMON STOCK (Continued)
South Africa—1.6%
AngloGold Ashanti Ltd.	31,910	$1,292,540
Shoprite Holdings Ltd.	155,176	1,366,802

		2,659,342

Spain—2.5%
Banco Santander Central Hispano SA	159,150	2,614,544
Iberdrola Renovables SA	95,637	455,600
Telefonica SA(a)	37,100	1,033,926

		4,104,070

Sweden—0.5%
Telefonaktiebolaget LM Ericsson Class B	85,640	787,663

Switzerland—5.8%
ABB Ltd.*	36,831	703,624
ABB Ltd. (ADR)*(a)	25,800	492,780
Credit Suisse Group AG (Registered)	12,258	603,050
Foster Wheeler AG*(a)(f)	16,911	497,860
Nestle SA	65,090	3,158,743
Novartis AG	35,450	1,929,250
Petroplus Holdings AG*	22,072	401,817
Roche Holding AG	6,190	1,051,850
Zurich Financial Services AG	3,903	847,674

		9,686,648

Taiwan—2.3%
Chunghwa Telecom Co. Ltd. (ADR)	56,649	1,051,972
Delta Electronics, Inc.	274,000	852,272
Taiwan Semiconductor Manufacturing Co. Ltd.	353,000	708,096
Taiwan Semiconductor Manufacturing Co. Ltd. (ADR)	67,829	775,964
Uni-President Enterprises Corp.	372,000	456,299

		3,844,603

Thailand—1.0%
Kasikornbank PCL	492,100	1,281,660
PTT PCL	47,000	346,791

		1,628,451

Turkey—0.5%
Anadolu Efes Biracilik ve Malt Sanayii AS	68,447	765,646

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
COMMON STOCK (Continued)
United Kingdom—16.6%
3i Group PLC	36,000	$162,856
Anglo American PLC*	23,660	1,024,706
Anglo American PLC (ADR)*(a)	26,600	576,688
Antofagasta PLC	17,700	280,850
AstraZeneca PLC (ADR)(a)	10,100	474,094
Autonomy Corp. PLC*	27,443	669,591
Babcock International Group PLC	38,084	365,263
BAE Systems PLC	64,110	369,718
Barclays PLC	254,567	1,122,593
BP PLC	125,348	1,213,126
BP PLC (ADR)(a)	27,310	1,583,161
British American Tobacco PLC	34,300	1,113,504
Carnival PLC*	8,400	287,052
Cookson Group PLC*	79,000	532,089
Diageo PLC	108,100	1,886,537
GlaxoSmithKline PLC	124,042	2,629,471
GlaxoSmithKline PLC (ADR)(a)	15,000	633,750
HSBC Holdings PLC	110,825	1,265,671
Kazakhmys PLC*	17,490	366,206
Kingfisher PLC	100,000	366,829
Marks & Spencer Group PLC	45,000	292,138
National Grid PLC	59,300	648,675
Pearson PLC	46,218	664,886
Persimmon PLC*	55,750	422,455
Reed Elsevier PLC	120,880	993,344
Rio Tinto PLC	15,334	827,035
Rio Tinto PLC (ADR)(a)	3,100	667,709
SABMiller PLC	21,056	617,896
Scottish & Southern Energy PLC	40,660	760,365
Standard Chartered PLC	19,320	484,167
Unilever PLC	27,200	871,269
Vedanta Resources PLC	12,900	533,548
Vodafone Group PLC (ADR)(a)	50,880	1,174,819
WM Morrison Supermarkets PLC	138,228	616,697
WPP PLC	101,290	989,787

		27,488,545

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2009

	Shares	Value
COMMON STOCK (Continued)
United States—0.9%
Philip Morris International, Inc.(a)	19,130	$921,875
Schlumberger Ltd.(a)	8,424	548,318

		1,470,193

TOTAL COMMON STOCK (cost $132,491,028)		152,301,546

PREFERRED STOCK—0.7%
Germany—0.7%
Henkel AG & Co. KgaA	22,280	1,159,834

TOTAL PREFERRED STOCK (cost $722,702)		1,159,834

INVESTMENT FUNDS—2.8%
Affiliated Fund—2.2%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A	303,673	3,679,299

Exchange-Traded Fund—0.6%
iShares MSCI Emerging Markets Index(a)(i)	24,300	1,008,450

TOTAL INVESTMENT FUNDS (cost $4,453,767)		4,687,749

	Units	Value
SHORT-TERM INVESTMENTS—14.4%
Affiliated Funds—14.4%
State Street Bank and Trust Company Short Term Investment Fund(g)	6,066,785	6,066,785
State Street Quality D Short Term Investment Fund(g)(h)	18,122,836	17,835,589

TOTAL SHORT-TERM INVESTMENTS (cost $24,189,621)		23,902,374

TOTAL INVESTMENTS—109.9% (cost $161,857,118)		182,051,503
Other assets less liabilities—(9.9)%		(16,523,566)

NET ASSETS—100.0%		$165,527,937

*	Non-income producing security.
(a)	All or a portion of security is on loan.
(b)	Listed on the Hong Kong Exchanges and Clearing Ltd.
(c)	Listed on the New York Stock Exchange.
(d)	Listed on the London Stock Exchange.
(e)	Listed on the Australian Securities Exchange.
(f)	Listed on the NASDAQ Stock Market, Inc.
(g)	Collective investment fund advised by State Street Global Advisors, a division of State Street Bank and Trust Company.
(h)	Represents security purchased with cash collateral received for securities on loan.
(i)	This fund is a regulated investment company (RIC).

ADR—American Depositary Receipt

CVA—Certificaten Van Aandelen

MSCI—Morgan Stanley Capital International

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investment in affiliated fund, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $35,651,592 and units of 3,414,768)	$35,800,431
Receivable for fund units sold	263,265

Total assets	36,063,696

Liabilities
Payable for investments purchased	259,336
Payable for fund units redeemed	3,929
Investment advisory fee payable	1,230
ING—program fee payable	14,902
Trustee, management and administration fees payable	2,851
ABA Retirement Funds—program fee payable	2,127
Payable for legal and audit services	4,904
Payable for compliance consultant fees	2,402
Other accruals	2,894

Total liabilities	294,575

Net Assets (equivalent to $11.65 per unit based on 3,069,305 units outstanding)	$35,769,121

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Index Fund

Statement of Operations

For the period February 3, 2009(a) to December 31, 2009
Investment income	$—

Expenses
ING—program fee	85,069
State Street Bank and Trust Company—program fee	4,991
Trustee, management and administration fees	18,485
Investment advisory fee	7,226
ABA Retirement Funds—program fee	12,424
Legal and audit fees	11,263
Compliance consultant fees	6,520
Reports to unitholders	5,183
Registration fees	1,518
Other fees	5,914

Total expenses	158,593

Net investment income (loss)	(158,593)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	1,113,775
Change in net unrealized appreciation (depreciation)	148,839

Net realized and unrealized gain (loss)	1,262,614

Net increase (decrease) in net assets resulting from operations	$1,104,021

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

For the period February 3, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(158,593)
Net realized gain (loss)	1,113,775
Change in net unrealized appreciation (depreciation)	148,839

Net increase (decrease) in net assets resulting from operations	1,104,021

From unitholder transactions
Proceeds from units issued	41,068,048
Cost of units redeemed	(6,402,948)

Net increase (decrease) in net assets from unitholder transactions	34,665,100

Net increase (decrease) in net assets	35,769,121
Net Assets
Beginning of period	—

End of period	$35,769,121

Number of units
Outstanding-beginning of period	—
Issued	3,630,390
Redeemed	(561,085)

Outstanding-end of period	3,069,305

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Bond Index Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(0.09)

Net investment income (loss)	(0.09)
Net realized and unrealized gain (loss)	0.74

Net increase (decrease) in unit value	0.65
Net asset value at beginning of period	11.00

Net asset value at end of period	$11.65

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.88%
Ratio of net investment income (loss) to average net assets*	(0.88)%
Portfolio turnover**†††	158%
Total return**	5.91%
Net assets at end of period (in thousands)	$35,769

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Index Equity Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investment in affiliated fund, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $32,550,586 and units of 1,862,836)	$34,270,600
Receivable for fund units sold	234,008

Total assets	34,504,608

Liabilities
Payable for investments purchased	229,690
Payable for fund units redeemed	4,318
Investment advisory fee payable	588
ING—program fee payable	13,994
Trustee, management and administration fees payable	2,669
ABA Retirement Funds—program fee payable	1,993
Payable for legal and audit services	4,352
Payable for compliance consultant fees	2,132
Other accruals	2,568

Total liabilities	262,304

Net Assets (equivalent to $15.68 per unit based on 2,184,145 units outstanding)	$34,242,304

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Index Equity Fund

Statement of Operations

For the period February 9, 2009(a) to December 31, 2009
Investment income	$—

Expenses
ING—program fee	67,994
State Street Bank and Trust Company—program fee	1,950
Trustee, management and administration fees	14,059
Investment advisory fee	2,790
ABA Retirement Funds—program fee	9,710
Legal and audit fees	9,090
Compliance consultant fees	5,245
Reports to unitholders	3,803
Registration fees	1,244
Other fees	4,431

Total expenses	120,316

Net investment income (loss)	(120,316)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	3,282,655
Change in net unrealized appreciation (depreciation)	1,720,014

Net realized and unrealized gain (loss)	5,002,669

Net increase (decrease) in net assets resulting from operations	$4,882,353

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

For the period February 9, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(120,316)
Net realized gain (loss)	3,282,655
Change in net unrealized appreciation (depreciation)	1,720,014

Net increase (decrease) in net assets resulting from operations	4,882,353

From unitholder transactions
Proceeds from units issued	34,331,680
Cost of units redeemed	(4,971,729)

Net increase (decrease) in net assets from unitholder transactions	29,359,951

Net increase (decrease) in net assets	34,242,304
Net Assets
Beginning of period	—

End of period	$34,242,304

Number of units
Outstanding-beginning of period	—
Issued	2,529,295
Redeemed	(345,150)

Outstanding-end of period	2,184,145

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Large Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period February 9, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(0.11)

Net investment income (loss)	(0.11)
Net realized and unrealized gain (loss)	3.79

Net increase (decrease) in unit value	3.68
Net asset value at beginning of period	12.00

Net asset value at end of period	$15.68

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%
Portfolio turnover**†††	159%
Total return**	30.67%
Net assets at end of period (in thousands)	$34,242

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

All Cap Index Equity Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investments in affiliated funds, at value:
SSgA Russell All Cap® Index Securities Lending Series Fund Class I (cost $162,340,743 and units of 9,694,348)	$172,006,814
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $89,904,862 and units of 6,765,677)	94,726,249
Receivable for fund units sold	495,209

Total assets	267,228,272

Liabilities
Payable for investments purchased	340,503
Payable for fund units redeemed	154,706
Investment advisory fee payable	11,193
ING—program fee payable	112,960
Trustee, management and administration fees payable	21,665
ABA Retirement Funds—program fee payable	15,566
Payable for legal and audit services	42,113
Payable for compliance consultant fees	20,630
Other accruals	24,846

Total liabilities	744,182

Net Assets (equivalent to $30.60 per unit based on 8,708,063 units outstanding)	$266,484,090

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

All Cap Index Equity Fund

Statement of Operations

For the year ended December 31, 2009
Investment income
Securities lending net income	$234,373

Total investment income	234,373

Expenses
ING—program fee	848,470
State Street Bank and Trust Company—program fee	255,894
Trustee, management and administration fees	246,572
Investment advisory fee	106,526
ABA Retirement Funds—program fee	146,291
Legal and audit fees	136,944
Compliance consultant fees	87,495
Reports to unitholders	87,460
Registration fees	17,480
Other fees	70,895

Total expenses	2,004,027

Net investment income (loss)	(1,769,654)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	18,144,096
Change in net unrealized appreciation (depreciation)	43,496,689

Net realized and unrealized gain (loss)	61,640,785

Net increase (decrease) in net assets resulting from operations	$59,871,131

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2008	2009
From operations
Net investment income (loss)	$(1,530,420)	$(1,769,654)
Net realized gain (loss)	6,822,684	18,144,096
Change in net unrealized appreciation (depreciation)	(151,350,087)	43,496,689

Net increase (decrease) in net assets resulting from operations	(146,057,823)	59,871,131

From unitholder transactions
Proceeds from units issued	130,629,324	42,486,671
Cost of units redeemed	(202,114,858)	(57,133,520)

Net increase (decrease) in net assets from unitholder transactions	(71,485,534)	(14,646,849)

Net increase (decrease) in net assets	(217,543,357)	45,224,282
Net Assets
Beginning of year	438,803,165	221,259,808

End of year	$221,259,808	$266,484,090

Number of units
Outstanding-beginning of year	11,413,546	9,275,049
Issued	3,900,483	1,703,847
Redeemed	(6,038,980)	(2,270,833)

Outstanding-end of year	9,275,049	8,708,063

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

All Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2005	2006	2007	2008	2009
Investment income†(a)	$0.00	$0.00	$0.01	$0.03	$0.03
Expenses(†)††	(0.16)	(0.19)	(0.21)	(0.18)	(0.22)

Net investment income (loss)	(0.16)	(0.19)	(0.20)	(0.15)	(0.19)
Net realized and unrealized gain (loss)	1.87	5.00 (b)	1.93	(14.44)	6.93

Net increase (decrease) in unit value	1.71	4.81	1.73	(14.59)	6.74
Net asset value at beginning of year	30.20	31.91	36.72	38.45	23.86

Net asset value at end of year	$31.91	$36.72	$38.45	$23.86	$30.60

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.52%	0.57%	0.54%	0.56%	0.87%
Ratio of net investment income (loss) to average net assets	(0.51)%	(0.56)%	(0.52)%	(0.47)%	(0.76)%
Portfolio turnover†††	7%	6%	6%	3%	153%
Total return	5.66%	15.07%	4.71%	(37.95)%	28.25%
Net assets at end of year (in thousands)	$402,702	$437,011	$438,803	$221,260	$266,484

(a)	Amounts less than $0.005 per unit are rounded to zero.
(b)	Net of payment made by the Program’s record keeper, an affiliate, who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investment in affiliated fund, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $24,070,803 and units of 949,116)	$25,331,899
Receivable for fund units sold	201,721

Total assets	25,533,620

Liabilities
Payable for investments purchased	139,344
Payable for fund units redeemed	62,377
Investment advisory fee payable	993
ING—program fee payable	10,053
Trustee, management and administration fees payable	1,912
ABA Retirement Funds—program fee payable	1,430
Payable for legal and audit services	3,046
Payable for compliance consultant fees	1,492
Other accruals	1,798

Total liabilities	222,445

Net Assets (equivalent to $19.66 per unit based on 1,287,394 units outstanding)	$25,311,175

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid Cap Index Equity Fund

Statement of Operations

For the period February 3, 2009(a) to December 31, 2009
Investment income	$—

Expenses
ING—program fee	44,704
State Street Bank and Trust Company—program fee	690
Trustee, management and administration fees	9,021
Investment advisory fee	4,447
ABA Retirement Funds—program fee	6,348
Legal and audit fees	6,075
Compliance consultant fees	3,512
Reports to unitholders	2,352
Registration fees	841
Other fees	2,835

Total expenses	80,825

Net investment income (loss)	(80,825)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	2,284,833
Change in net unrealized appreciation (depreciation)	1,261,096

Net realized and unrealized gain (loss)	3,545,929

Net increase (decrease) in net assets resulting from operations	$3,465,104

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

For the period February 3, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(80,825)
Net realized gain (loss)	2,284,833
Change in net unrealized appreciation (depreciation)	1,261,096

Net increase (decrease) in net assets resulting from operations	3,465,104

From unitholder transactions
Proceeds from units issued	26,022,276
Cost of units redeemed	(4,176,205)

Net increase (decrease) in net assets from unitholder transactions	21,846,071

Net increase (decrease) in net assets	25,311,175
Net Assets
Beginning of period	—

End of period	$25,311,175

Number of units
Outstanding-beginning of period	—
Issued	1,523,294
Redeemed	(235,900)

Outstanding-end of period	1,287,394

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(0.15)

Net investment income (loss)	(0.15)
Net realized and unrealized gain (loss)	6.81

Net increase (decrease) in unit value	6.66
Net asset value at beginning of period	13.00

Net asset value at end of period	$19.66

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.91%
Ratio of net investment income (loss) to average net assets*	(0.91)%
Portfolio turnover**†††	165%
Total return**	51.23%
Net assets at end of period (in thousands)	$25,311

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investment in affiliated fund, at value:
SSgA Russell Small Cap Index Non-Lending Series Fund Class A (cost $14,957,294 and units of 834,557)	$15,521,092
Receivable for fund units sold	117,203

Total assets	15,638,295

Liabilities
Payable for investments purchased	115,303
Payable for fund units redeemed	1,900
Investment advisory fee payable	584
ING—program fee payable	6,242
Trustee, management and administration fees payable	1,190
ABA Retirement Funds—program fee payable	890
Payable for legal and audit services	1,981
Payable for compliance consultant fees	970
Other accruals	1,169

Total liabilities	130,229

Net Assets (equivalent to $20.67 per unit based on 750,212 units outstanding)	$15,508,066

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small Cap Index Equity Fund

Statement of Operations

For the period February 3, 2009(a) to December 31, 2009
Investment income	$—

Expenses
ING—program fee	31,548
State Street Bank and Trust Company—program fee	668
Trustee, management and administration fees	6,445
Investment advisory fee	3,128
ABA Retirement Funds—program fee	4,478
Legal and audit fees	4,199
Compliance consultant fees	2,420
Reports to unitholders	1,716
Registration fees	577
Other fees	2,093

Total expenses	57,272

Net investment income (loss)	(57,272)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	1,791,939
Change in net unrealized appreciation (depreciation)	563,798

Net realized and unrealized gain (loss)	2,355,737

Net increase (decrease) in net assets resulting from operations	$2,298,465

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

For the period February 3, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(57,272)
Net realized gain (loss)	1,791,939
Change in net unrealized appreciation (depreciation)	563,798

Net increase (decrease) in net assets resulting from operations	2,298,465

From unitholder transactions
Proceeds from units issued	17,978,513
Cost of units redeemed	(4,768,912)

Net increase (decrease) in net assets from unitholder transactions	13,209,601

Net increase (decrease) in net assets	15,508,066
Net Assets
Beginning of period	—

End of period	$15,508,066

Number of units
Outstanding-beginning of period	—
Issued	1,020,803
Redeemed	(270,591)

Outstanding-end of period	750,212

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Small Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(0.16)

Net investment income (loss)	(0.16)
Net realized and unrealized gain (loss)	6.83

Net increase (decrease) in unit value	6.67
Net asset value at beginning of period	14.00

Net asset value at end of period	$20.67

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.90%
Ratio of net investment income (loss) to average net assets*	(0.90)%
Portfolio turnover**†††	192%
Total return**	47.64%
Net assets at end of period (in thousands)	$15,508

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investment in affiliated fund, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $23,540,980 and units of 2,011,204)	$24,367,752
Receivable for fund units sold	178,421

Total assets	24,546,173

Liabilities
Payable for investments purchased	103,107
Payable for fund units redeemed	75,314
Investment advisory fee payable	1,891
ING—program fee payable	9,797
Trustee, management and administration fees payable	1,869
ABA Retirement Funds—program fee payable	1,397
Payable for legal and audit services	3,040
Payable for compliance consultant fees	1,489
Other accruals	1,794

Total liabilities	199,698

Net Assets (equivalent to $26.28 per unit based on 926,417 units outstanding)	$24,346,475

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Index Equity Fund

Statement of Operations

For the period from March 3, 2009(a) to December 31, 2009
Investment income	$—

Expenses
ING—program fee	46,652
State Street Bank and Trust Company—program fee	390
Trustee, management and administration fees	9,330
Investment advisory fee	9,138
ABA Retirement Funds—program fee	6,570
Legal and audit fees	6,219
Compliance consultant fees	3,583
Reports to unitholders	2,436
Registration fees	859
Other fees	3,021

Total expenses	88,198

Net investment income (loss)	(88,198)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	2,482,853
Change in net unrealized appreciation (depreciation)	826,772

Net realized and unrealized gain (loss)	3,309,625

Net increase (decrease) in net assets resulting from operations	$3,221,427

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

For the period March 3, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(88,198)
Net realized gain (loss)	2,482,853
Change in net unrealized appreciation (depreciation)	826,772

Net increase (decrease) in net assets resulting from operations	3,221,427

From unitholder transactions
Proceeds from units issued	23,437,420
Cost of units redeemed	(2,312,372)

Net increase (decrease) in net assets from unitholder transactions	21,125,048

Net increase (decrease) in net assets	24,346,475
Net Assets
Beginning of period	—

End of period	$24,346,475

Number of units
Outstanding-beginning of period	—
Issued	1,022,072
Redeemed	(95,655)

Outstanding-end of period	926,417

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

International Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period March 3, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(0.20)

Net investment income (loss)	(0.20)
Net realized and unrealized gain (loss)	11.48

Net increase (decrease) in unit value	11.28
Net asset value at beginning of period	15.00

Net asset value at end of period	$26.28

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.96%
Ratio of net investment income (loss) to average net assets*	(0.96)%
Portfolio turnover**†††	147%
Total return**	75.20%
Net assets at end of period (in thousands)	$24,346

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Real Asset Return Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investments in affiliated funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $2,258,845 and units of 119,350)	$2,327,329
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,450,567 and units of 84,890)	1,785,570
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,155,811 and units of 149,113)	1,262,836
Receivable for fund units sold	58,971

Total assets	5,434,706

Liabilities
Payable for investments purchased	58,971
Investment advisory fee payable	386
ING—program fee payable	2,167
Trustee, management and administration fees payable	414
ABA Retirement Funds—program fee payable	308
Other accruals	1,334

Total liabilities	63,580

Net Assets (equivalent to $14.51 per unit based on 370,249 units outstanding)	$5,371,126

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Real Asset Return Fund

Statement of Operations

For the period July 7, 2009(a) to December 31, 2009
Investment income	$—

Expenses
ING—program fee	8,479
Trustee, management and administration fees	1,660
Investment advisory fee	1,485
ABA Retirement Funds—program fee	1,202
Legal and audit fees	1,187
Compliance consultant fees	689
Reports to unitholders	400
Registration fees	168
Other fees	499

Total expenses	15,769

Net investment income (loss) on investments in affiliated funds	(15,769)

Net realized and unrealized gain (loss)
Net realized gain (loss)	34,750
Change in net unrealized appreciation (depreciation)	510,512

Net realized and unrealized gain (loss)	545,262

Net increase (decrease) in net assets resulting from operations	$529,493

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

For the period July 7, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(15,769)
Net realized gain (loss)	34,750
Change in net unrealized appreciation (depreciation)	510,512

Net increase (decrease) in net assets resulting from operations	529,493

From unitholder transactions
Proceeds from units issued	5,465,488
Cost of units redeemed	(623,855)

Net increase (decrease) in net assets from unitholder transactions	4,841,633

Net increase (decrease) in net assets	5,371,126
Net Assets
Beginning of period	—

End of period	$5,371,126

Number of units
Outstanding-beginning of period	—
Issued	418,128
Redeemed	(47,879)

Outstanding-end of period	370,249

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Real Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(0.06)

Net investment income (loss)	(0.06)
Net realized and unrealized gain (loss)	2.57

Net increase (decrease) in unit value	2.51
Net asset value at beginning of period	12.00

Net asset value at end of period	$14.51

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.95%
Ratio of net investment income (loss) to average net assets*	(0.95)%
Portfolio turnover**†††	14%
Total return**	20.92%
Net assets at end of period (in thousands)	$5,371

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement Income Securities Lending Series Fund Class I (cost $18,361,497 and units of 1,604,231)	$19,140,084
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $9,202,591 and units of 885,586)	9,822,032
Receivable for fund units sold	200,281

Total assets	29,162,397

Liabilities
Payable for investments purchased	181,343
Payable for fund units redeemed	18,938
Retirement Date Fund management fee payable	2,400
ING—program fee payable	12,111
Trustee, management and administration fees payable	2,319
ABA Retirement Funds—program fee payable	1,725
Other accruals	9,621

Total liabilities	228,457

Net Assets (equivalent to $10.94 per unit based on 2,645,849 units outstanding)	$28,933,940

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

For the year ended December 31, 2009
Investment income	$—

Expenses
ING—program fee	94,026
State Street Bank and Trust Company—program fee	32,902
Trustee, management and administration fees	28,691
Retirement Date Fund management fee	26,802
ABA Retirement Funds—program fee	16,777
Legal and audit fees	15,835
Compliance consultant fees	10,262
Reports to unitholders	10,358
Registration fees	2,012
Other fees	8,108

Total expenses	245,773

Net investment income (loss)	(245,773)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(1,046,468)
Change in net unrealized appreciation (depreciation)	4,924,630

Net realized and unrealized gain (loss)	3,878,162

Net increase (decrease) in net assets resulting from operations	$3,632,389

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2008	2009
From operations
Net investment income (loss)	$(198,030)	$(245,773)
Net realized gain (loss)	182,122	(1,046,468)
Change in net unrealized appreciation (depreciation)	(4,550,034)	4,924,630

Net increase (decrease) in net assets resulting from operations	(4,565,942)	3,632,389

From unitholder transactions
Proceeds from units issued	22,979,591	6,978,347
Cost of units redeemed	(9,557,225)	(9,138,858)

Net increase (decrease) in net assets from unitholder transactions	13,422,366	(2,160,511)

Net increase (decrease) in net assets	8,856,424	1,471,878
Net Assets
Beginning of year	18,605,638	27,462,062

End of year	$27,462,062	$28,933,940

Number of units
Outstanding-beginning of year	1,676,159	2,883,860
Issued	2,131,117	692,688
Redeemed	(923,416)	(930,699)

Outstanding-end of year	2,883,860	2,645,849

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the period August 9, 2006(a) to December 31, 2006		2007	2008	2009
Investment income†	$—		$—	$—	$—
Expenses(†)††	(0.03)		(0.07)	(0.07)	(0.09)

Net investment income (loss)	(0.03)		(0.07)	(0.07)	(0.09)
Net realized and unrealized gain (loss)	0.53		0.67	(1.51)	1.51

Net increase (decrease) in unit value	0.50		0.60	(1.58)	1.42
Net asset value at beginning of year	10.00		10.50	11.10	9.52

Net asset value at end of year	$10.50		$11.10	$9.52	$10.94

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.64%	0.67%	0.92%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.64)%	(0.67)%	(0.92)%
Portfolio turnover†††	72	%**	21%	33%	54%
Total return	5.00	%**	5.71%	(14.23)%	14.92%
Net assets at end of year (in thousands)	$11,432		$18,606	$27,462	$28,934

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement 2010 Securities Lending Series Fund Class I (cost $40,364,833 and units of 3,571,764)	$42,053,949
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $18,513,806 and units of 1,755,367)	19,977,832
Receivable for fund units sold	89,899

Total assets	62,121,680

Liabilities
Payable for investments purchased	88,037
Payable for fund units redeemed	1,862
Retirement Date Fund management fee payable	5,256
ING—program fee payable	26,575
Trustee, management and administration fees payable	5,080
ABA Retirement Funds—program fee payable	3,785
Payable for legal and audit services	9,717
Other accruals	10,493

Total liabilities	150,805

Net Assets (equivalent to $12.75 per unit based on 4,859,187 units outstanding)	$61,970,875

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

For the year ended December 31, 2009
Investment income	$—

Expenses
ING—program fee	189,857
State Street Bank and Trust Company—program fee	57,705
Trustee, management and administration fees	55,292
Retirement Date Fund management fee	51,889
ABA Retirement Funds—program fee	32,821
Legal and audit fees	30,922
Compliance consultant fees	19,755
Reports to unitholders	19,618
Registration fees	3,954
Other fees	15,686

Total expenses	477,499

Net investment income (loss)	(477,499)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(3,508,460)
Change in net unrealized appreciation (depreciation)	11,783,475

Net realized and unrealized gain (loss)	8,275,015

Net increase (decrease) in net assets resulting from operations	$7,797,516

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2008	2009
From operations
Net investment income (loss)	$(351,640)	$(477,499)
Net realized gain (loss)	(126,974)	(3,508,460)
Change in net unrealized appreciation (depreciation)	(10,265,467)	11,783,475

Net increase (decrease) in net assets resulting from operations	(10,744,081)	7,797,516

From unitholder transactions
Proceeds from units issued	42,530,838	20,938,733
Cost of units redeemed	(20,700,116)	(15,951,278)

Net increase (decrease) in net assets from unitholder transactions	21,830,722	4,987,455

Net increase (decrease) in net assets	11,086,641	12,784,971
Net Assets
Beginning of year	38,099,263	49,185,904

End of year	$49,185,904	$61,970,875

Number of units
Outstanding-beginning of year	2,807,869	4,478,584
Issued	3,342,882	1,791,685
Redeemed	(1,672,167)	(1,411,082)

Outstanding-end of year	4,478,584	4,859,187

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the period August 8, 2006(a) to December 31, 2006		2007	2008	2009
Investment income†	$—		$—	$—	$—
Expenses(†)††	(0.03)		(0.08)	(0.08)	(0.11)

Net investment income (loss)	(0.03)		(0.08)	(0.08)	(0.11)
Net realized and unrealized gain (loss)	0.80		0.88	(2.51)	1.88

Net increase (decrease) in unit value	0.77		0.80	(2.59)	1.77
Net asset value at beginning of year	12.00		12.77	13.57	10.98

Net asset value at end of year	$12.77		$13.57	$10.98	$12.75

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.63%	0.67%	0.92%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.63)%	(0.67)%	(0.92)%
Portfolio turnover†††	21	%**	18%	27%	56%
Total return	6.42	%**	6.26%	(19.09)%	16.12%
Net assets at end of year (in thousands)	$15,765		$38,099	$49,186	$61,971

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolio of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement 2020 Securities Lending Series Fund Class I (cost $70,568,711 and units of 6,265,442)	$72,898,412
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $30,659,606 and units of 2,864,045)	33,772,813
Receivable for fund units sold	299,844

Total assets	106,971,069

Liabilities
Payable for investments purchased	267,837
Payable for fund units redeemed	32,007
Retirement Date Fund management fee payable	8,922
ING—program fee payable	45,003
Trustee, management and administration fees payable	8,613
ABA Retirement Funds—program fee payable	6,423
Other accruals	34,032

Total liabilities	402,837

Net Assets (equivalent to $14.45 per unit based on 7,372,493 units outstanding)	$106,568,232

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

For the year ended December 31, 2009
Investment income	$—

Expenses
ING—program fee	317,068
State Street Bank and Trust Company—program fee	90,050
Trustee, management and administration fees	90,356
Retirement Date Fund management fee	85,000
ABA Retirement Funds—program fee	54,184
Legal and audit fees	50,973
Compliance consultant fees	32,416
Reports to unitholders	31,503
Registration fees	6,554
Other fees	26,076

Total expenses	784,180

Net investment income (loss)	(784,180)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(9,481,156)
Change in net unrealized appreciation (depreciation)	27,100,587

Net realized and unrealized gain (loss)	17,619,431

Net increase (decrease) in net assets resulting from operations	$16,835,251

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2008	2009
From operations
Net investment income (loss)	$(550,456)	$(784,180)
Net realized gain (loss)	(1,007,714)	(9,481,156)
Change in net unrealized appreciation (depreciation)	(23,937,922)	27,100,587

Net increase (decrease) in net assets resulting from operations	(25,496,092)	16,835,251

From unitholder transactions
Proceeds from units issued	75,915,473	38,106,822
Cost of units redeemed	(24,641,125)	(23,229,302)

Net increase (decrease) in net assets from unitholder transactions	51,274,348	14,877,520

Net increase (decrease) in net assets	25,778,256	31,712,771
Net Assets
Beginning of year	49,077,205	74,855,461

End of year	$74,855,461	$106,568,232

Number of units
Outstanding-beginning of year	2,995,453	6,284,404
Issued	5,055,777	2,970,277
Redeemed	(1,766,826)	(1,882,188)

Outstanding-end of year	6,284,404	7,372,493

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the period August 2, 2006(a) to December 31, 2006		2007	2008	2009
Investment income†	$—		$—	$—	$—
Expenses(†)††	(0.04)		(0.10)	(0.10)	(0.12)

Net investment income (loss)	(0.04)		(0.10)	(0.10)	(0.12)
Net realized and unrealized gain (loss)	1.36		1.16	(4.37)	2.66

Net increase (decrease) in unit value	1.32		1.06	(4.47)	2.54
Net asset value at beginning of year	14.00		15.32	16.38	11.91

Net asset value at end of year	$15.32		$16.38	$11.91	$14.45

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.63%	0.67%	0.92%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.63)%	(0.67)%	(0.92)%
Portfolio turnover†††	16	%**	20%	17%	51%
Total return	9.43	%**	6.92%	(27.29)%	21.33%
Net assets at end of year (in thousands)	$21,315		$49,077	$74,855	$106,568

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement 2030 Securities Lending Series Fund Class I (cost $51,752,852 and units of 4,600,846)	$52,757,899
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $21,750,970 and units of 2,016,817)	24,340,964
Receivable for fund units sold	373,665

Total assets	77,472,528

Liabilities
Payable for investments purchased	224,238
Payable for fund units redeemed	149,427
Retirement Date Fund management fee payable	6,420
ING—program fee payable	32,407
Trustee, management and administration fees payable	6,198
ABA Retirement Funds—program fee payable	4,622
Other accruals	24,201

Total liabilities	447,513

Net Assets (equivalent to $16.03 per unit based on 4,804,674 units outstanding)	$77,025,015

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

For the year ended December 31, 2009
Investment income	$—

Expenses
ING—program fee	224,339
State Street Bank and Trust Company—program fee	61,701
Trustee, management and administration fees	63,342
Retirement Date Fund management fee	59,638
ABA Retirement Funds—program fee	38,065
Legal and audit fees	35,746
Compliance consultant fees	22,641
Reports to unitholders	22,073
Registration fees	4,595
Other fees	18,288

Total expenses	550,428

Net investment income (loss)	(550,428)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(8,496,277)
Change in net unrealized appreciation (depreciation)	23,189,920

Net realized and unrealized gain (loss)	14,693,643

Net increase (decrease) in net assets resulting from operations	$14,143,215

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2008	2009
From operations
Net investment income (loss)	$(397,436)	$(550,428)
Net realized gain (loss)	(353,221)	(8,496,277)
Change in net unrealized appreciation (depreciation)	(21,728,360)	23,189,920

Net increase (decrease) in net assets resulting from operations	(22,479,017)	14,143,215

From unitholder transactions
Proceeds from units issued	48,033,691	27,908,180
Cost of units redeemed	(18,719,510)	(16,268,736)

Net increase (decrease) in net assets from unitholder transactions	29,314,181	11,639,444

Net increase (decrease) in net assets	6,835,164	25,782,659
Net Assets
Beginning of year	44,407,192	51,242,356

End of year	$51,242,356	$77,025,015

Number of units
Outstanding-beginning of year	2,334,893	4,006,357
Issued	2,832,112	2,010,319
Redeemed	(1,160,648)	(1,212,002)

Outstanding-end of year	4,006,357	4,804,674

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the period August 2, 2006(a) to December 31, 2006		2007	2008	2009
Investment income†	$—		$—	$—	$—
Expenses(†)††	(0.05)		(0.12)	(0.11)	(0.13)

Net investment income (loss)	(0.05)		(0.12)	(0.11)	(0.13)
Net realized and unrealized gain (loss)	1.81		1.38	(6.12)	3.37

Net increase (decrease) in unit value	1.76		1.26	(6.23)	3.24
Net asset value at beginning of year	16.00		17.76	19.02	12.79

Net asset value at end of year	$17.76		$19.02	$12.79	$16.03

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.63%	0.67%	0.92%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.63)%	(0.67)%	(0.92)%
Portfolio turnover†††	6	%**	7%	15%	48%
Total return	11.00	%**	7.09%	(32.75)%	25.33%
Net assets at end of year (in thousands)	$15,260		$44,407	$51,242	$77,025

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement 2040 Securities Lending Series Fund Class I (cost $31,735,746 and units of 2,903,818)	$33,605,889
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $14,209,070 and units of 1,313,834)	16,055,054
Receivable for fund units sold	336,249

Total assets	49,997,192

Liabilities
Payable for investments purchased	334,639
Payable for fund units redeemed	1,610
Retirement Date Fund management fee payable	4,114
ING—program fee payable	20,767
Trustee, management and administration fees payable	3,971
ABA Retirement Funds—program fee payable	2,960
Other accruals	15,635

Total liabilities	383,696

Net Assets (equivalent to $17.83 per unit based on 2,782,633 units outstanding)	$49,613,496

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

For the year ended December 31, 2009
Investment income	$—

Expenses
ING—program fee	147,055
State Street Bank and Trust Company—program fee	37,789
Trustee, management and administration fees	40,740
Retirement Date Fund management fee	38,411
ABA Retirement Funds—program fee	24,600
Legal and audit fees	22,962
Compliance consultant fees	14,446
Reports to unitholders	14,099
Registration fees	2,954
Other fees	11,860

Total expenses	354,916

Net investment income (loss)	(354,916)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(5,806,246)
Change in net unrealized appreciation (depreciation)	16,565,546

Net realized and unrealized gain (loss)	10,759,300

Net increase (decrease) in net assets resulting from operations	$10,404,384

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2008	2009
From operations
Net investment income (loss)	$(242,627)	$(354,916)
Net realized gain (loss)	(385,452)	(5,806,246)
Change in net unrealized appreciation (depreciation)	(14,478,560)	16,565,546

Net increase (decrease) in net assets resulting from operations	(15,106,639)	10,404,384

From unitholder transactions
Proceeds from units issued	29,884,952	18,944,387
Cost of units redeemed	(12,335,820)	(11,048,976)

Net increase (decrease) in net assets from unitholder transactions	17,549,132	7,895,411

Net increase (decrease) in net assets	2,442,493	18,299,795
Net Assets
Beginning of year	28,871,208	31,313,701

End of year	$31,313,701	$49,613,496

Number of units
Outstanding-beginning of year	1,344,258	2,251,543
Issued	1,599,261	1,268,741
Redeemed	(691,976)	(737,651)

Outstanding-end of year	2,251,543	2,782,633

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the period August 3, 2006(a) to December 31, 2006		2007	2008	2009
Investment income†	$—		$—	$—	$—
Expenses(†)††	(0.06)		(0.13)	(0.12)	(0.14)

Net investment income (loss)	(0.06)		(0.13)	(0.12)	(0.14)
Net realized and unrealized gain (loss)	2.05		1.62	(7.45)	4.06

Net increase (decrease) in unit value	1.99		1.49	(7.57)	3.92
Net asset value at beginning of year	18.00		19.99	21.48	13.91

Net asset value at end of year	$19.99		$21.48	$13.91	$17.83

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.69	%*	0.63%	0.67%	0.92%
Ratio of net investment income (loss) to average net assets	(0.69	)%*	(0.63)%	(0.67)%	(0.92)%
Portfolio turnover†††	8	%**	14%	14%	50%
Total return	11.06	%**	7.45%	(35.24)%	28.18%
Net assets at end of year (in thousands)	$11,894		$28,871	$31,314	$49,613

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Conservative Risk Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company Short Term Investment Fund (cost $325,615 and units of 325,615)	$325,615
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $3,065,157 and units of 296,295)	3,106,356
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $889,822 and units of 70,594)	988,386
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $548,745 and units of 28,964)	564,792
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $281,083 and units of 16,111)	338,875
SSgA International Index Non-Lending Series Fund Class A (cost $286,314 and units of 24,523)	310,636
Receivable for investments sold	16,484
Receivable for fund units sold	230,659
Interest receivable	79

Total assets	5,881,882

Liabilities
Payable for investments purchased	163,532
Payable for fund units redeemed	70,352
Investment advisory fee payable	267
ING—program fee payable	2,245
Trustee, management and administration fees payable	429
ABA Retirement Funds—program fee payable	319
Other accruals	1,364

Total liabilities	238,508

Net Assets (equivalent to $14.39 per unit based on 392,122 units outstanding)	$5,643,374

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Conservative Risk Fund

Statement of Operations

For the period July 7, 2009(a) to December 31, 2009
Investment income	$392

Expenses
ING—program fee	8,613
Trustee, management and administration fees	1,686
Investment advisory fee	1,007
ABA Retirement Funds—program fee	1,220
Legal and audit fees	1,209
Compliance consultant fees	702
Reports to unitholders	407
Registration fees	171
Other fees	508

Total expenses	15,523

Net investment income (loss)	(15,131)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	27,642
Change in net unrealized appreciation (depreciation)	237,924

Net realized and unrealized gain (loss)	265,566

Net increase (decrease) in net assets resulting from operations	$250,435

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

For the period July 7, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(15,131)
Net realized gain (loss)	27,642
Change in net unrealized appreciation (depreciation)	237,924

Net increase (decrease) in net assets resulting from operations	250,435

From unitholder transactions
Proceeds from units issued	5,837,562
Cost of units redeemed	(444,623)

Net increase (decrease) in net assets from unitholder transactions	5,392,939

Net increase (decrease) in net assets	5,643,374
Net Assets
Beginning of period	—

End of period	$5,643,374

Number of units
Outstanding-beginning of period	—
Issued	423,304
Redeemed	(31,182)

Outstanding-end of period	392,122

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Conservative Risk Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period July 7, 2009(a) to December 31, 2009
Investment income†(b)	$0.00
Expenses(†)††	(0.06)

Net investment income (loss)	(0.06)
Net realized and unrealized gain (loss)	1.45

Net increase (decrease) in unit value	1.39
Net asset value at beginning of period	13.00

Net asset value at end of period	$14.39

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%
Ratio of net investment income (loss) to average net assets*	(0.90)%
Portfolio turnover**†††	5%
Total return**	10.69%
Net assets at end of period (in thousands)	$5,643

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Moderate Risk Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company Short Term Investment Fund (cost $308,661 and units of 308,661)	$308,661
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $4,536,127 and units of 359,196)	5,029,103
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $4,555,406 and units of 440,807)	4,621,416
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $1,721,342 and units of 157,061)	1,902,956
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $669,758 and units of 38,773)	815,556
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $659,484 and units of 34,847)	679,525
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $248,940 and units of 32,059)	271,506
Receivable for investments sold	92,748
Receivable for fund units sold	98,086
Interest receivable	73

Total assets	13,819,630

Liabilities
Payable for investments purchased	204,076
Payable for fund units redeemed	22,874
Investment advisory fee payable	643
ING—program fee payable	5,413
Trustee, management and administration fees payable	1,032
ABA Retirement Funds—program fee payable	773
Other accruals	3,327

Total liabilities	238,138

Net Assets (equivalent to $16.43 per unit based on 826,808 units outstanding)	$13,581,492

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Moderate Risk Fund

Statement of Operations

For the period July 7, 2009(a) to December 31, 2009
Investment income	$403

Expenses
ING—program fee	21,194
Trustee, management and administration fees	4,151
Investment advisory fee	2,479
ABA Retirement Funds—program fee	3,007
Legal and audit fees	2,967
Compliance consultant fees	1,724
Reports to unitholders	998
Registration fees	418
Other fees	1,248

Total expenses	38,186

Net investment income (loss)	(37,783)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	74,380
Change in net unrealized appreciation (depreciation)	929,005

Net realized and unrealized gain (loss)	1,003,385

Net increase (decrease) in net assets resulting from operations	$965,602

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

For the period July 7, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(37,783)
Net realized gain (loss)	74,380
Change in net unrealized appreciation (depreciation)	929,005

Net increase (decrease) in net assets resulting from operations	965,602

From unitholder transactions
Proceeds from units issued	13,805,774
Cost of units redeemed	(1,189,884)

Net increase (decrease) in net assets from unitholder transactions	12,615,890

Net increase (decrease) in net assets	13,581,492
Net Assets
Beginning of period	—

End of period	$13,581,492

Number of units
Outstanding-beginning of period	—
Issued	903,096
Redeemed	(76,288)

Outstanding-end of period	826,808

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Moderate Risk Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period July 7, 2009(a) to December 31, 2009
Investment income†(b)	$0.00
Expenses(†)††	(0.07)

Net investment income (loss)	(0.07)
Net realized and unrealized gain (loss)	2.50

Net increase (decrease) in unit value	2.43
Net asset value at beginning of period	14.00

Net asset value at end of period	$16.43

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%
Ratio of net investment income (loss) to average net assets*	(0.91)%
Portfolio turnover**†††	7%
Total return**	17.36%
Net assets at end of period (in thousands)	$13,581

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Aggressive Risk Fund

Statement of Assets and Liabilities

December 31, 2009
Assets
Investments in affiliated funds, at value:
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $2,131,667 and units of 165,573)	$2,318,191
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $860,429 and units of 76,533)	927,276
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $584,171 and units of 56,284)	590,085
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $216,113 and units of 12,023)	252,894
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $117,317 and units of 14,931)	126,447
Cash	1
Receivable for investments sold	9,646
Receivable for fund units sold	47,730

Total assets	4,272,270

Liabilities
Payable for investments purchased	50,407
Payable for fund units redeemed	6,969
Investment advisory fee payable	186
ING—program fee payable	1,564
Trustee, management and administration fees payable	298
ABA Retirement Funds—program fee payable	223
Other accruals	940

Total liabilities	60,587

Net Assets (equivalent to $18.62 per unit based on 226,145 units outstanding)	$4,211,683

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Aggressive Risk Fund

Statement of Operations

For the period July 7, 2009(a) to December 31, 2009
Investment income	$—

Expenses
ING—program fee	5,791
Trustee, management and administration fees	1,132
Investment advisory fee	677
ABA Retirement Funds—program fee	821
Legal and audit fees	819
Compliance consultant fees	476
Reports to unitholders	275
Registration fees	115
Other fees	336

Total expenses	10,442

Net investment income (loss)	(10,442)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	37,834
Change in net unrealized appreciation (depreciation)	305,196

Net realized and unrealized gain (loss)	343,030

Net increase (decrease) in net assets resulting from operations	$332,588

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

For the period July 7, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(10,442)
Net realized gain (loss)	37,834
Change in net unrealized appreciation (depreciation)	305,196

Net increase (decrease) in net assets resulting from operations	332,588

From unitholder transactions
Proceeds from units issued	4,405,545
Cost of units redeemed	(526,450)

Net increase (decrease) in net assets from unitholder transactions	3,879,095

Net increase (decrease) in net assets	4,211,683
Net Assets
Beginning of period	—

End of period	$4,211,683

Number of units
Outstanding-beginning of period	—
Issued	256,270
Redeemed	(30,125)

Outstanding-end of period	226,145

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Aggressive Risk Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—
Expenses(†)††	(0.08)

Net investment income (loss)	(0.08)
Net realized and unrealized gain (loss)	3.70

Net increase (decrease) in unit value	3.62
Net asset value at beginning of period	15.00

Net asset value at end of period	$18.62

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%
Portfolio turnover**†††	9%
Total return**	24.13%
Net assets at end of period (in thousands)	$4,212

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

	December 31, 2009
Assets
American Bar Association Members/State Street Collective Trust investment funds, at value:
Bond Core Plus Fund (cost $91,011,911 and units of 4,732,937)	$114,022,873	(a)
Large Cap Equity Fund (cost $140,605,097 and units of 14,060,231)	170,780,000	(a)
Receivable for investments sold	62,599

Total assets	284,865,472

Liabilities
Payable for fund units redeemed	62,599

Total liabilities	62,599

Net Assets (equivalent to $82.71 per unit based on 3,443,359 units outstanding)	$284,802,873

(a)	Indicates an affiliated issuer.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Operations

For the year ended December 31, 2009
Investment income
Dividends (net of foreign tax expense of $1,173)	$1,993,271
Dividends—affiliated issuers	29,604
Securities lending net income	62,738

Total investment income	2,085,613

Expenses
ING—program fee	141,069
State Street Bank and Trust Company—program fee	175,291
Trustee, management and administration fees	81,835
Investment advisory fee	189,258
ABA Retirement Funds—program fee	37,608
Legal and audit fees	34,647
Compliance consultant fees	25,454
Reports to unitholders	40,482
Registration fees	3,610
Other fees	13,529

Total expenses	742,783

Net investment income (loss)	1,342,830

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(32,434,682)
Bond Core Plus Fund	7,938,724
Large-Cap Equity Fund	3,487,026

Net realized gain (loss)	(21,008,932)

Change in net unrealized appreciation (depreciation)	73,878,584

Net realized and unrealized gain (loss)	52,869,652

Net increase (decrease) in net assets resulting from operations	$54,212,482

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

	For the years ended December 31,
	2008	2009
From operations
Net investment income (loss)	$2,542,208	$1,342,830
Net realized gain (loss)	(33,628,084)	(21,008,932)
Change in net unrealized appreciation (depreciation)	(62,899,351)	73,878,584

Net increase (decrease) in net assets resulting from operations	(93,985,227)	54,212,482

From unitholder transactions
Proceeds from units issued	60,200,751	21,363,715
Cost of units redeemed	(101,594,335)	(68,726,234)

Net increase (decrease) in net assets from unitholder transactions	(41,393,584)	(47,362,519)

Net increase (decrease) in net assets	(135,378,811)	6,849,963
Net Assets
Beginning of year	413,331,721	277,952,910

End of year	$277,952,910	$284,802,873

Number of units
Outstanding-beginning of year	4,610,378	4,081,965
Issued	737,815	317,735
Redeemed	(1,266,228)	(956,341)

Outstanding-end of year	4,081,965	3,443,359

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Balanced Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2005		2006		2007		2008		2009
Investment income†	$0.71		$0.84		$0.96		$0.95		$0.55
Expenses(†)††	(0.36)		(0.43)		(0.45)		(0.37)		(0.19)

Net investment income (loss)	0.35		0.41		0.51		0.58		0.36
Net realized and unrealized gain (loss)	3.50		5.82		1.89		(22.14)		14.26

Net increase (decrease) in unit value	3.85		6.23		2.40		(21.56)		14.62
Net asset value at beginning of year	77.17		81.02		87.25		89.65		68.09

Net asset value at end of year	$81.02		$87.25		$89.65		$68.09		$82.71

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.46%		0.51%		0.50%		0.46%		0.27%
Ratio of net investment income (loss) to average net assets	0.46	%(a)	0.49	%(a)	0.57	%(a)	0.71	%(a)	0.48	%(b)
Portfolio turnover	22	%(c)	18	%(c)	24	%(c)	32	%(c)	38	%(d)
Total return	4.99%		7.69%		2.75%		(24.05)%		21.47%
Net assets at end of year (in thousands)	$468,940		$447,405		$413,332		$277,953		$284,803

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to either the collective investment funds in which the Fund invests a portion of its assets and, with respect to periods commencing on July 1, 2004, does not include expenses charged to the Bond Core Plus Fund (formerly Intermediate Bond Fund) or with respect to the period commencing on July 7, 2009, does not include expenses charged to the Large Cap Equity Fund in which the Fund invests a portion of its assets.
(a)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund which retains all net investment income and makes no distributions.
(b)	Does not reflect net investment income from the portions of the Fund invested in the Bond Core Plus Fund or Large Cap Equity Fund which retain all net investment income and make no distributions.
(c)	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund commencing July 1, 2004, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund in which the Fund invests a portion of its assets, rather than turnover of the underlying portfolio of the Bond Core Plus Fund.
(d)	With respect to the portions of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, commencing July 1, 2004 and July 7, 2009, respectively, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolios of the Bond Core Plus Fund and Large Cap Equity Fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

1.    Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust, as amended and restated on December 5, 1991 and as amended thereafter. Since December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”) acts as trustee of the Collective Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the ABA Retirement Funds Program (the “Program”). The Trust offers twenty separate collective investment funds, including five Managed Funds, the Real Asset Return Fund, three Target Risk Funds, six Index Funds, and five Retirement Date Funds (collectively, the “Funds”). The Retirement Date Funds are a group of five balanced investment funds each of which invests in one or more separate series of State Street Global Advisors (“SSgA”) funds, which is designed to correspond to a particular time horizon to retirement. The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. In addition, effective on or about July 2, 2009, the previously offered Large-Cap Value Equity Fund, Large-Cap Growth Equity Fund, Mid-Cap Value Equity Fund, Mid-Cap Growth Equity Fund and Small-Cap Equity Fund were eliminated. See Note 8, “Changes to the Program” for more information. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

Managed Funds

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity. As of December 31, 2009, SARF invested all of its assets in the SSgA Stable Asset Fund Trust (“SAFT”), a separate State Street Bank and Trust Company (“State Street Bank”) collective investment fund which invests in investment contracts (“Traditional Investment Contracts”), “Synthetic GICs”, which represent individual high quality fixed income and asset-backed securities subject to benefit responsive wrap contracts issued by financial institutions, and collective investment funds maintained by State Street Bank that invest in high quality fixed income and asset backed securities. SAFT also invests a portion of its assets in the State Street Bank Short Term Investment Fund (“STIF”), a short-term income collective investment fund maintained by State Street Bank in order to maintain liquidity for SAFT (a so-called cash buffer, the “Cash Buffer”). The Stable Asset Return Fund is the only investor in SAFT, while retirement plans other than those adopted under the Program also invest in STIF. The annual financial statements of STIF and SAFT are available from State Street Bank upon request.

Bond Core Plus Fund (formerly Intermediate Bond Fund)—invests primarily in debt securities of varying maturities, with an average portfolio duration of three to six years, with the objective of achieving a total return from current income and capital appreciation.

Large Cap Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion. Invests in common stocks and the SSgA Russell 1000® Index Non-Lending Fund, the SSgA Russell Large Cap® Index Non-Lending Series Fund Class A and the SSgA Russell Large-Cap® Index Securities Lending Series Fund Class I, each of which is a separate collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 1000® Index. As of December 31, 2009, 11.3% of the Fund’s net assets were invested in the SSgA Russell 1000® Index Non-Lending Fund, 2.4% of the

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Fund’s net assets were invested in the SSgA Russell Large-Cap® Index Securities Lending Series Fund Class I and 0.8% of the Fund’s net assets were invested in the SSgA Russell Large Cap® Index Non-Lending Series Fund Class A. These underlying funds’ annual financial statements are available from State Street Bank upon request.

Small-Mid Cap Equity Fund—long term growth of capital through investment in common stocks and equity-type securities of U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion. Invests in common stocks and the SSgA Russell Small Cap® Index Securities Lending Series Fund Class I and the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, each of which is a separate collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 2000® Index. As of December 31, 2009, less than 0.1% of the Fund’s net assets were invested in the SSgA Russell Small Cap® Index Securities Lending Series Fund Class I and 1.7% of the Fund’s net assets were invested in the SSgA S&P MidCap® Index Non-Lending Series Fund Class A. These underlying funds’ annual financial statements are available from State Street Bank upon request.

International All Cap Equity Fund (formerly International Equity Fund)—long term growth of capital primarily through investment in common stocks and other equity securities of non-U.S. domiciled companies.

Index Funds

Bond Index Fund—replication of the total return, after taking into account Fund expenses, of the U.S. investment-grade bond market represented by the Barclays Capital U.S. Aggregate Bond Index. As of December 31, 2009, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the S&P 500® Index. As of December 31, 2009, 100% of the Fund’s assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500® Index. This underlying fund’s annual financial statements are available from State Street Bank upon request.

All Cap Index Equity Fund (formerly Index Equity Fund)—replication of the total return, after taking into account Fund expenses, of the Russell 3000® Index. As of December 31, 2009, 64.5% of the Fund’s net assets in aggregate were invested in the SSgA Russell All Cap® Index Securities Lending Series Fund Class I and 35.5% of the Fund’s net assets in aggregate were invested in the SSgA Russell All Cap Index Non-Lending Series Fund Class A, each of which is a separate collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index. These underlying funds’ annual financial statements are available from State Street Bank upon request.

Mid Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses of the S&P MidCap 400® Index. As of December 31, 2009, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400® Index. This underlying fund’s annual financial statements are available from State Street Bank upon request.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Small Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses of the Russell 2000® Index. As of December 31, 2009, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index. This underlying fund’s annual financial statements are available from State Street Bank upon request.

International Index Equity Fund—replication of the total return, after taking into account Fund expenses of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index. As of December 31, 2009, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Real Asset Return Fund

Real Asset Return Fund—capital appreciation in excess of inflation as measured by the All Items Less Food and Energy Consumer Price Index for All Urban Consumers for the U.S. City Average, 1982-84 = 100, which we refer to as the Core Consumer Price Index or Core CPI (which excludes food and energy). The Fund invests in the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, which comprise a diversified portfolio of primarily Treasury Inflation Protected Securities, which we refer to as U.S. TIPS, commodity futures and real estate investment trusts, which we refer to as REITs.

Retirement Date Funds

Retirement Date Funds—a series of balanced investment funds each of which is designed to correspond to a particular time horizon to retirement. The five Retirement Date Funds, designated as the Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund and 2040 Retirement Date Fund, respectively, offer five separate “target retirement date” strategies. With the exception of the Lifetime Income Retirement Date Fund, which is designed for those currently beyond their retirement date, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified date to most conservative asset mix draws nearer.

The Retirement Date Funds utilize a broad range of asset classes and an annual rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. Each of the Funds currently invests 100% of its assets in separate State Street Bank collective investment funds listed below.

Lifetime Income Retirement Date Fund—invests in the SSgA Target Retirement Income Securities Lending Series Fund Class I and the SSgA Target Retirement Income Non-Lending Series Fund Class A. As of December 31, 2009, 66.1% of the Fund’s net assets were invested in the Lending Series Fund and 33.9% were invested in the Non-Lending Series Fund.

2010 Retirement Date Fund—invests in the SSgA Target Retirement 2010 Securities Lending Series Fund Class I and the SSgA Target Retirement 2010 Non-Lending Series Fund Class A. As of December 31, 2009, 67.9% of the Fund’s net assets were invested in the Lending Series Fund and 32.1% were invested in the Non-Lending Series Fund.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

2020 Retirement Date Fund—invests in the SSgA Target Retirement 2020 Securities Lending Series Fund Class I and the SSgA Target Retirement 2020 Non-Lending Series Fund Class A. As of December 31, 2009, 68.4% of the Fund’s net assets were invested in the Lending Series Fund and 31.6% were invested in the Non-Lending Series Fund.

2030 Retirement Date Fund—invests in the SSgA Target Retirement 2030 Securities Lending Series Fund Class I and the SSgA Target Retirement 2030 Non-Lending Series Fund Class A. As of December 31, 2009, 68.5% of the Fund’s net assets were invested in the Lending Series Fund and 31.5% were invested in the Non-Lending Series Fund.

2040 Retirement Date Fund—invests in the SSgA Target Retirement 2040 Securities Lending Series Fund Class I and the SSgA Target Retirement 2040 Non-Lending Series Fund Class A. As of December 31, 2009, 67.7% of the Fund’s net assets were invested in the Lending Series Fund and 32.3% were invested in the Non-Lending Series Fund.

Each of these underlying funds’ annual financial statements is available from State Street Bank upon request.

Target Risk Funds

Target Risk Funds—a series of balanced investment funds each of which is designed to correspond to a particular investment risk level. The three Target Risk Funds, designated as the Conservative Risk Fund, the Moderate Risk Fund and the Aggressive Risk Fund, offer three separate strategies, each with a distinct asset mix.

The Conservative Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA International Index Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap Index Non-Lending Series Fund Class A, and SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A. The Conservative Risk Fund is the most conservative strategy among the Target Risk Funds. The Conservative Risk Fund is designed for investors who prefer lower volatility of returns and higher expected income.

The Moderate Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap Index Non-Lending Series Fund Class A, and SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A. The Moderate Risk Fund is designed for investors who seek a combination of capital appreciation and income. This Fund is expected to have higher volatility of returns than the Conservative Risk Fund but lower volatility than the Aggressive Risk Fund.

The Aggressive Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, and SSgA Russell All Cap Index Non-Lending Series Fund

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Class A. The Aggressive Risk Fund is designed for investors who want to maximize growth and capital appreciation. This Fund is expected to have the highest volatility of returns among the Target Risk Funds.

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of December 31, 2009, 40.0% and 60.0% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

All the Funds and the Balanced Fund may invest in STIF. The annual financial statements of STIF are available from State Street Bank upon request.

Funds in the Trust that participate directly in securities lending and the Balanced Fund may have cash collateral invested in the State Street Quality D Short-Term Investment Fund (“Quality D”). State Street Bank serves as the trustee for Quality D. For purposes of daily admissions and redemptions, the short-term portfolio instruments in Quality D are currently valued on the basis of amortized cost, as provided for in the Declaration of Trust of Quality D. Participant units in Quality D are issued and redeemed on each business day (“valuation date”). Participant units in Quality D are currently purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of Quality D, the trustee of Quality D may in its discretion determine that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the Quality D unitholders. In these circumstances, the trustee of Quality D, in its sole discretion and acting in a manner it deems appropriate and fair on behalf of all of the Quality D unitholders, may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

The trustee for Quality D has informed the Trust that a disparity between the constant or amortized cost net asset value and the net asset value based on fair market value has existed during the year ended December 31, 2009 and is primarily attributable to unrealized losses on longer duration instruments stemming from a lack of liquidity in the secondary market rather than from any impairment to the underlying assets. The trustee of Quality D continues to believe that these longer duration instruments will mature at par and that selling these assets in the short term would result in realized losses that would not be in the best interest of all unitholders of Quality D. Accordingly, the trustee for Quality D has applied withdrawal safeguards. In order to maintain long-term value for all unitholders in Quality D, any unitholder in Quality D, including the Funds and the Balanced Fund, that expressly or otherwise effectively terminates its participation in the securities lending program would, on redemption, receive an in-kind pro rata share of the securities held by Quality D. The trustee of Quality D continues, however, to transact normal daily activity, such as new loans, loan returns, plan participant-directed transactions and daily marks to market, at $1.00 per unit. The financial statements of Quality D are available from State Street Bank upon request.

State Street Bank collective investment funds in which the Funds and the Balanced Fund invest may participate in securities lending and may invest their cash collateral in Series Quality Trust for SSgA

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Funds Trust Fund (“Quality Trust”), a fund that operates in a manner similar to Quality D (collectively with Quality D, the “Cash Collateral Funds”). This fund also has experienced a discrepancy between constant asset values and net asset values based on fair market values of these securities for the same reasons as described above, and also has imposed withdrawal safeguards for participants terminating participation in the securities lending program, although the trustee of Quality Trust currently permits limited monthly withdrawals by investors in Quality Trust. The financial statements of Quality Trust are available from State Street Bank upon request.

Although the level of redemptions in connection with plan activity is being monitored by the Trustee, as to the Funds and the Balanced Fund, and State Street Bank, as to the Cash Collateral Funds, no plan withdrawal decisions initiated by a plan sponsor have been limited by the Funds or the Balanced Fund through December 31, 2009. If the level of redemption activity, either through participant activity or plan activity, were to materially increase in the future, the Trustee, as to the Funds and the Balanced Fund, and State Street Bank, as to the Cash Collateral Funds, retain the right to impose limitations on such activity.

The Cash Collateral Funds’ per unit net asset values, and the net asset value of the Funds and the Balanced Fund investing directly or indirectly in Cash Collateral Funds, reflected in their financial statements are based on United States generally accepted accounting principles (“GAAP”) and differ from the per unit net asset values calculated for purpose of transactions experienced by participants in their accounts. The difference is driven by the GAAP valuation of the Cash Collateral Funds (See Note 6). Such difference in valuation as of December 31, 2009 has narrowed from the difference in valuation as of December 31, 2008 and June 30, 2009, reflecting higher GAAP valuations of the Cash Collateral Funds on December 31, 2009.

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

State Street has delegated to State Street Bank the responsibility to provide certain services to the Collective Trust on behalf of State Street. In addition, State Street Bank is the primary custodian and, based on instructions from ING Institutional Plan Services, LLC, a Delaware limited liability company (“ING Services”), as discussed below, effects investment and transfer transactions and distributes all benefits provided by the plans to the participants or, in the case of some individually designed plans, to the respective trustees of such plans. State Street Bank was, through April 30, 2009, responsible for certain recordkeeping and administrative services required by the Program. Effective May 1, 2009, ING Services or an affiliate thereof provides recordkeeping, communication, marketing and administration services to the Program. ING Services is responsible for the maintenance of individual account records or accrued benefit information for participants whose employers choose to have the Program’s administrator maintain those account records. ING Services also provides certain account and

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

investment information to employers and participants, manages the receipt of all plan contributions, forwards investment and transaction instructions to the appropriate parties and forwards instructions relating to distribution of benefits provided by the plans.

2.    Summary of Significant Accounting Policies

The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with GAAP.

A. Security Valuation

The Collective Trust follows authoritative accounting guidance that governs the application of GAAP that requires fair value measurements of the Funds’ and Balanced Fund’s assets and liabilities. Fair value is an estimate of the price a Fund would receive upon selling a security in a timely transaction to an independent buyer in the principal or most advantageous market for the security.

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

Swaps are marked-to-market daily based upon quotations from brokers or market makers and the change in value, if any, is recorded as unrealized appreciation or depreciation.

Futures contracts are valued at the last settlement price at the end of each day on the board of trade or exchange upon which they are traded.

The short-term portfolio instrument of STIF is valued on the basis of amortized cost, which approximates fair value, unless otherwise determined by the trustee of such fund. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates or changes in the creditworthiness of the issuer of the instrument on the market value of the instrument.

The Funds and the Balanced Fund follow a three-tiered hierarchy based on the use of observable market data and unobservable inputs to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about uncertainty, for example, the risk inherent in a particular valuation technique used to measure fair value including such a pricing model, and/or the risk inherent in the inputs to the valuation technique. Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

Various inputs are used in determining the value of the Funds’ and Balanced Fund’s investments. These inputs are summarized in the three broad levels as follows:

•	Level 1—quoted prices in active markets for identical securities.

•

Level 2—other significant observable inputs. Observable inputs are inputs that other market participants would use in valuing a portfolio instrument. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others in active markets and markets that are not active.

•	Level 3—significant unobservable inputs (including a Fund’s own assumptions in determining the fair value of investments).

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A Fund or Balanced Fund may record changes to valuations based on the amount that might reasonably be expected to be received for a security upon its current sale consistent with the fair value measurement objective. Each determination is based on a consideration of all relevant factors, which are likely to vary from one pricing context to another. Examples of such factors may include, but are not limited to, the type of the security, the existence of any contractual restrictions on the security’s disposition, the price of comparable securities, quotations or evaluated prices from broker-dealers and/or pricing services, information obtained from the issuer, analysts, and/or the appropriate stock exchange (for exchange-traded securities), an analysis of the company’s financial statements, an evaluation of the forces that influence the issuer and the market(s) in which the security is purchased and sold, and with respect to debt securities, the maturity, coupon, creditworthiness, currency denomination, and movement of the market in which the security is normally traded. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value realized upon sale.

The following is a summary of the inputs used in valuing the Funds’ and the Balanced Fund’s assets and liabilities, as well as a reconciliation of Level 3 assets for which significant unobservable inputs were used in determining value:

Bond Core Plus Fund	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$4,866,916	$—	$4,866,916
U.S. Government & Agency Obligations	—	207,018,612	—	207,018,612
Foreign Government Obligations	—	6,344,650	—	6,344,650
Municipals	—	8,760,570	—	8,760,570
Corporate Bonds	—	59,555,265	—	59,555,265
Bank Loans	—	9,272,239	—	9,272,239
Convertible Preferred Stock	1,374,375	—	—	1,374,375
Short-Term Investments	—	919,995	—	919,995
Affiliated Funds	—	23,610,139	—	23,610,139
Derivatives*	1,029,799	69,381	—	1,099,180
Total	$2,404,174	$320,417,767	$—	$322,821,941

Liabilities
Derivatives*	$(520,500)	$(136,705)	—	$(657,205)
Total	$(520,500)	$(136,705)	$—	$(657,205)

*	Derivatives include unrealized appreciation/depreciation on open futures contracts, foreign forward currency contracts and interest rate swap contracts.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Bond Core Plus Fund Level 3 Roll Forward	Net Unrealized Appreciation (Depreciation) on Other Financial Instruments*
Balance as of January 1, 2009	$(2,176,808)
Accrued discounts/premiums	—
Realized gain (loss)	(1,732,751)
Change in unrealized appreciation (depreciation)	2,176,808
Net purchases (sales)	1,732,751
Net transfers in and/or out of Level 3	—

Balance as of December 31, 2009	$—
Net change in unrealized appreciation (depreciation) from investments still held at December 31, 2009	$—

*	Other financial instruments are derivative instruments including interest rate swap contracts, which are valued at the unrealized appreciation/depreciation on the instrument.

Large Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$13,698,264	$—	$—	$13,698,264
Communications	72,552,220	—	—	72,552,220
Consumer, Cyclical	65,080,506	—	—	65,080,506
Consumer, Non-Cyclical	183,863,341	—	—	183,863,341
Energy	94,033,647	—	—	94,033,647
Financial	70,304,596	—	—	70,304,596
Industrial	72,897,479	—	—	72,897,479
Technology	96,252,936	—	—	96,252,936
Utilities	16,013,580	—	—	16,013,580
Closed End Investment Company	—	1,051,465	—	1,051,465
Collective Investment Funds	—	117,809,191	—	117,809,191
Short-Term Investments	—	122,472,564	—	122,472,564
Total	$684,696,569	$241,333,220	$—	$926,029,789

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

International All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$2,019,057	$—	$2,019,057
Austria	—	1,213,110	—	1,213,110
Belgium	—	1,148,133	—	1,148,133
Brazil	—	2,666,598	—	2,666,598
Canada	4,310,345	—	—	4,310,345
China	—	885,700	—	885,700
Czech Republic	—	1,163,076	—	1,163,076
Denmark	—	573,555	—	573,555
Finland	—	1,051,052	—	1,051,052
France	—	13,635,758	—	13,635,758
Germany	—	11,226,840	—	11,226,840
Greece	—	1,566,984	—	1,566,984
Hong Kong	—	3,748,612	—	3,748,612
Hungary	—	451,648	—	451,648
India	993,409	—	—	993,409
Ireland	1,793,481	969,876	—	2,763,357
Israel	1,121,428	—	—	1,121,428
Italy	—	3,230,355	—	3,230,355
Japan	—	28,186,466	—	28,186,466
Korea, Republic of	—	3,458,485	—	3,458,485
Luxembourg	866,940	473,864	—	1,340,804
Malaysia	—	709,733	—	709,733
Mexico	1,815,399	—	—	1,815,399
Netherlands	—	4,355,225	—	4,355,225
New Zealand	—	150,456	—	150,456
Norway	—	1,757,576	—	1,757,576
Papua New Guinea	—	88,662	—	88,662
Philippines	283,350	499,429	—	782,779
Portugal	—	1,781,850	—	1,781,850
Singapore	—	2,829,767	—	2,829,767
South Africa	—	2,659,342	—	2,659,342
Spain	—	4,104,070	—	4,104,070
Sweden	—	787,663	—	787,663
Switzerland	990,640	8,696,008	—	9,686,648
Taiwan	1,827,936	2,016,667	—	3,844,603
Thailand	—	1,628,451	—	1,628,451
Turkey	—	765,646	—	765,646
United Kingdom	5,110,221	22,378,324	—	27,488,545
United States	1,470,193	—	—	1,470,193
Exchange Traded Fund	1,008,450	—	—	1,008,450
Collective Investment Funds	—	3,679,299	—	3,679,299
Short-Term Investments	—	23,902,374	—	23,902,374
Total	$21,591,792	$160,459,711	$—	$182,051,503

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Small-Mid Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$12,366,048	$—	$—	$12,366,048
Communications	16,987,555	—	—	16,987,555
Consumer, Cyclical	35,874,115	—	—	35,874,115
Consumer, Non-Cyclical	58,066,956	—	—	58,066,956
Energy	17,322,654	—	—	17,322,654
Financial	52,418,038	—	308,692	52,726,730
Industrial	42,258,816	—	—	42,258,816
Technology	29,958,503	—	—	29,958,503
Utilities	11,781,019	—	—	11,781,019
Collective Investment Funds	—	4,775,510	—	4,775,510
Short-Term Investments	—	161,954,444	—	161,954,444
Total	$277,033,704	$166,729,954	$308,692	$444,072,350

Small-Mid Cap Equity Fund Level 3 Roll Forward	Common Stock and/or Other Equity Investments
Balance as of January 1, 2009	$—
Accrued discounts/premiums	—
Realized gain (loss)	—
Change in unrealized appreciation (depreciation)	9,436
Net purchases (sales)	299,256
Net transfers in and/or out of Level 3	—
Balance as of December 31, 2009	$308,692

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$284,802,873	$—	$284,802,873
Total	$—	$284,802,873	$—	$284,802,873

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$266,733,063	$—	$266,733,063
Total	$—	$266,733,063	$—	$266,733,063

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$1,015,748,076	$—	$1,015,748,076
Total	$—	$1,015,748,076	$—	$1,015,748,076

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$28,962,116	$—	$28,962,116
Total	$—	$28,962,116	$—	$28,962,116

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$62,031,781	$—	$62,031,781
Total	$—	$62,031,781	$—	$62,031,781

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$106,671,225	$—	$106,671,225
Total	$—	$106,671,225	$—	$106,671,225

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$77,098,863	$—	$77,098,863
Total	$—	$77,098,863	$—	$77,098,863

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$49,660,943	$—	$49,660,943
Total	$—	$49,660,943	$—	$49,660,943

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$24,367,752	$—	$24,367,752
Total	$—	$24,367,752	$—	$24,367,752

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$15,521,092	$—	$15,521,092
Total	$—	$15,521,092	$—	$15,521,092

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$25,331,899	$—	$25,331,899
Total	$—	$25,331,899	$—	$25,331,899

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$34,270,600	$—	$34,270,600
Total	$—	$34,270,600	$—	$34,270,600

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$35,800,431	$—	$35,800,431
Total	$—	$35,800,431	$—	$35,800,431

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$5,309,045	$—	$5,309,045
Short-Term Investments	—	325,615	—	325,615
Total	$—	$5,634,660	$—	$5,634,660

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$13,320,062	$—	$13,320,062
Short-Term Investments	—	308,661	—	308,661
Total	$—	$13,628,723	$—	$13,628,723

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$4,214,893	$—	$4,214,893
Total	$—	$4,214,893	$—	$4,214,893

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$5,375,735	$—	$5,375,735
Total	$—	$5,375,735	$—	$5,375,735

B.    Stable Asset Return Fund

SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts, high quality short-term income securities and investments in STIF and the State Street Bank Mortgage Backed Securities Non-Lending Fund. SAFT, with the approval of SARF, liquidated its investment in the State Street Bank Mortgage-Backed Securities Lending Fund on October 30, 2009 and reinvested the proceeds in the State Street Bank Mortgage-Backed Securities Non-Lending Fund. SAFT has entered into a global fully benefit responsive investment contract with four different financial institutions which are so called “synthetic investment contracts” described below. On a daily basis, SARF accrues dividend income based on the income credited by SAFT. SARF does not distribute income and any increase to the net assets is reflected by an increase to the unit value. Each month the dividend income earned by SARF is reinvested into SAFT. As a result of its investment in SAFT, SARF is subject to the specialized accounting provisions described below. The Statement of Assets and Liabilities presents the fair value of the investment contracts held by SAFT with a separate adjustment to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis. Because SARF invests only in SAFT, the Trust is providing the following accounting policies of SAFT:

i.    Basis of Accounting

Investments held by an investment company are reported at fair value. However, contract value is the relevant measurement attribute for that portion of the net assets of an investment company attributable to fully benefit-responsive investment contracts because contract value is the amount participants would receive if they were to initiate permitted transactions under the terms of the underlying defined contribution plans. The Statement of Assets and Liabilities presents the fair value of the investment contracts as well as the adjustment of the fully benefit responsive investment contracts from fair value to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

ii.    Value of Investments

SAFT may invest in guaranteed investment contracts (“Traditional GIC” or “GICs”), bank investment contracts and/or a wrapped portfolio of fixed income instruments (“Synthetic Investment Contracts” or “Synthetic GICs”). Collectively, these contracts are referred to as investment contracts.

Investments in bank, insurance company and other financial institution investment contracts (“GICs”) are stated at contract value. An investment contract is generally permitted to be valued at contract value, rather than fair value, to the extent it is fully benefit-responsive and held by a trust offered only to qualified employer-sponsored defined contribution plans. An investment contract is considered fully benefit-responsive if: 1) it is effected directly between SAFT and the issuer and may not be transferred without the consent of the issuer, 2) either the repayment of principal and interest is a financial obligation of the issuer (i.e., for traditional investment contracts) or the issuer of a wrap contract provides assurance that the contract crediting rate will not be adjusted to less than zero (i.e., for Synthetic GICs), 3) the contract requires all permitted participant-initiated transactions with the trust to occur at contract value without limitation, 4) it is improbable that an event will occur that would limit the ability of SAFT to transact at contract value with both the issuer and unitholders of SAFT, and 5) SAFT allows unitholders reasonable access to their funds. Investment contracts that do not meet the criteria for valuation at contract value will be valued at fair value as determined by the Trustee, and such value may be more or less than contract value.

The fair value of traditional GICs is determined using a discounted cash flow methodology where the individual contract cash flows are discounted at the prevailing interpolated swap rate as of period-end.

A traditional GIC is a group annuity contract that pays a specified rate of return for a specific period of time and guarantees a fixed return after any benefit responsive payments are made to participants. The issuer of a traditional GIC takes a deposit from SAFT and purchases investments that are held in the issuer’s general account. The traditional GIC issuer is contractually obligated to repay the principal and a specified interest rate that is guaranteed to SAFT.

Events disqualifying an underlying investment include but are not limited to bankruptcy of the security issuer or default or restricted liquidity of the security. The portfolio is owned by SAFT. SAFT purchases a wrap contract from an insurance company, bank or other financial services institution, if available. The portfolio, coupled with the wrap contract, attempts to replicate the characteristics of a traditional GIC. Synthetic investment contracts represent individual high quality fixed income and asset-backed securities subject to benefit responsive wrap contracts issued by financial institutions. Individual assets of the synthetic investment contract are generally valued at representative quoted market prices. Short-term securities, if any, are valued at amortized cost, which approximates market value. Debt securities are valued on the basis of valuations furnished by a pricing service approved by the Trustee of SAFT, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in registered investment companies or collective investment funds are valued at the net asset value per share/unit on the valuation date. Securities for which market quotations are not readily available, or that have quotations which management believes are not appropriate, are valued at fair value as determined in good faith by the Trustee of SAFT or its agent. The fair value of the wrap contracts is determined using the market approach discounting methodology which incorporates the difference between current market level rates for contract level wrap fees and the wrap fee being charged. The difference is calculated as a dollar value and discounted by the prevailing interpolated swap rate as of period-end.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A bank investment contract is an investment contract issued by a bank, with features (other than annuity provisions) comparable to a GIC.

Synthetic GICs generally require a Cash Buffer of a certain level to be maintained in order to provide liquidity for the stable value fund. The wrap contracts in place as of December 31, 2009 held by SAFT require a Cash Buffer of a minimum of 20% of the net asset value of SAFT. At December 31, 2009, the Cash Buffer was 28% of such net assets.

A synthetic GIC attempts to protect principal and accumulated interest and credits a stated interest rate for a specified period of time (e.g. monthly or quarterly). Under the terms of the wrap contracts, assets subject to synthetic GICs are credited at a rate (the “Crediting Rate”) agreed to with the issuer of the benefit-responsive contract (which rate is adjusted periodically, but not below zero, to reflect the performance of the underlying securities of the synthetic GIC) for purposes of permitting the contract to be benefit-responsive. Investment gains and losses are amortized over the expected duration through the calculation of the applicable Crediting Rate to SAFT on a prospective basis. The Crediting Rate is primarily based on the current yield-to-maturity of the covered investments, plus or minus amortization of the difference between the market value and contract value of the covered investments over the duration of the covered investments at the time of computation. The Crediting Rate is most impacted by the change in the annual effective yield to maturity of the underlying securities, but is also affected by the differential between the contract value and the market value of the covered investments. This difference is amortized over the duration of the covered investments. Depending on the change in duration from each reset period, the magnitude of the impact to the Crediting Rate of the contract to market difference is heightened or lessened. The Crediting Rate can be adjusted periodically and is usually adjusted either monthly or quarterly, but in no event is the Crediting Rate less than zero. The Crediting Rate may be impacted by, among other things, volatility and illiquidity in the fixed-income securities market. If the market value of the underlying investments held by SAFT as a whole is lower than their contract value, the Crediting Rate may be lower than the return on the underlying investments. Significant additional contributions from participants may in certain cases increase market value attributed to the underlying investments and increase the Crediting Rate and SAFT’s return. Redemptions may have an opposite effect, where if SAFT experiences significant redemptions when the market value is below the contract value, SAFT’s return and the Crediting Rate may be reduced to zero.

iii.    Events Limiting Contract Value Treatment

Investment contracts are valued at contract value principally because participants are able to transact at contract value when initiating benefit-responsive withdrawals, taking loans or making investment option transfers permitted by the participating plan. A benefit-responsive withdrawal includes a payment to a participant arising from retirement, termination of employment, disability or death. In the normal course, participant events are predictive (for participants as a group) such that the economic integrity of investment contracts is largely unaffected by participant withdrawals.

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

For example, retirement benefit payments that occur because an employer has offered a subsidized early retirement program will not transact at contract value unless the scope of the program is not

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

material or the investment contract includes a “contract value corridor”. Whether an employer-initiated event is probable is foremost within the knowledge of the employer, but in the normal course may be communicated to the investment manager of SAFT. While the investment manager may take action to minimize or eliminate the impact of the employer initiated event, there is no assurance that the issuer will continue to transact at contract value once the corridor is used. In that case, SAFT would be unable to maintain the ability to transact at contract value. As of December 31, 2009, the occurrence of an event that would limit the ability of SAFT to transact at contract value with the participants is not probable.

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

The issuer may be in default if it breaches a material obligation under the investment contract; makes a material misrepresentation; has a decline in its long-term credit rating below a threshold set forth in the contract; or is acquired or reorganized and the successor issuer does not satisfy the investment or credit guidelines applicable to issuers. If, in the event of default of an issuer, SAFT were unable to obtain a replacement investment contract, withdrawing plans may experience losses if the value of SAFT’s assets no longer covered by the contract is below contract value. SAFT may seek to add additional issuers over time to diversify SAFT’s exposure to such risk, but there is no assurance that SAFT will be able to do so, especially in light of the recent withdrawal of several large issuers of wrap contracts from the synthetic GIC market and the dearth of new issuers of wrap contracts. The combination of the default of an issuer and an inability to obtain a replacement agreement could render SAFT unable to achieve its objective of maintaining a stable contract value.

The terms of an investment contract generally provide for settlement of payments only upon termination of the contract or total liquidation of the covered investments. Generally, payments under a global wrap contract will be made pro rata, based on the percentage of investments covered by each issuer. Contract termination occurs whenever the contract value or market value of the covered investments reaches zero or upon certain events of default. If the contract terminates due to issuer default (other than a default occurring because of a decline in its rating), the issuer will generally be required to pay to SAFT the excess, if any, of contract value over market value on the date of termination. If a synthetic GIC terminates due to a decline in the ratings of the issuer, the issuer may be required to pay to SAFT the cost of acquiring a replacement contract (i.e. replacement cost) within the meaning of the contract. If the contract terminates when the market value equals zero, the issuer must pay to SAFT the excess of contract value over market value to the extent necessary for SAFT to satisfy outstanding contract value withdrawal requests. Contract termination also may occur by either party upon election and notice.

At any time after the second anniversary of the contract, the issuer may elect to terminate the contract by giving notice to the trustee of SAFT. If, at any time prior to dates agreed to in each contract

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

for the receipt of such notice, the trustee objects to such election, the trustee shall be deemed to have made an immunization election and the immunization provisions of the contract apply. The immunization provisions give the issuer the right to request that its wrapped portion of SAFT be managed according to more conservative immunization investment guidelines provided for in the contract.

Effective January 2009, Bank of America, N.A. (“Bank of America”) announced it will not be accepting any new participant cash flows into the wrap contracts, including its wrap contract with SAFT, unless otherwise determined by Bank of America, which SAFT believes it has not done as of this date. SAFT’s other three wrap contract providers have taken the same action as Bank of America. In addition, UBS AG, Stamford Branch (“UBS”), one of the wrap providers, had previously agreed with State Street Bank that it would not terminate its wrap contract until on or after October 26, 2009. UBS has delayed issuing a notice of termination but is likely to issue such notice in the near future. At the discretion of State Street, net new participant cash flows will be invested in traditional GICs or in the Cash Buffer through portfolio cash vehicles going forward. Although the trustee continues to seek to identify additional or replacement wrap providers, no assurances can be given that one or more additional or replacement wrap providers can be identified.

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

vi.    Issuances and Redemptions of SAFT Units

Issuances and redemptions of participant units are made on each business day (“valuation date”). Participant units are typically purchased and redeemed at a constant net asset value of $1.00 per unit. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of units of SAFT, the trustee may determine that continued redemption at a constant $1.00 net asset value would create inequitable results for SAFT’s unitholders. In these circumstances, the trustee, in its sole discretion and acting on behalf of SAFT’s unitholders, may direct that units be redeemed at the market-based net asset value until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

viii.    Adjustments to Contract Value

At December 31, 2009, all investment contracts held by SAFT were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of SAFT’s fully benefit-responsive investment contracts during 2009 is reflected below:

	December 31, 2009	December 31, 2008	Change
Net assets at fair value	$1,015,748,390	$976,459,379	$39,289,011
Net assets (at contract value)	1,007,415,006	969,171,710	38,243,296
Adjustment to contract value	(8,333,384)	(7,287,669)	(1,045,715)

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analyses disclosures. These are estimates calculated based on the current Crediting Rate, are not intended to serve as a projection or guarantee of future rates of return to be earned by SAFT and make an assumption that there is no change in the duration of the underlying investment portfolio, which will likely not be the case if UBS terminates its wrap contract and a replacement wrap provider cannot be secured.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2009	2.38%
March 31, 2010		2.37%	2.44%	2.56%	2.61%
June 30, 2010		2.19%	2.33%	2.57%	2.68%
September 30, 2010		2.04%	2.23%	2.57%	2.74%
December 31, 2010		1.91%	2.14%	2.58%	2.79%

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2009	2.38%
March 31, 2010		2.54%	2.55%	2.55%	2.54%
June 30, 2010		2.34%	2.42%	2.56%	2.62%
September 30, 2010		2.16%	2.31%	2.57%	2.69%
December 31, 2010		2.02%	2.21%	2.57%	2.75%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields
Based on actual income(1)	1.61%
Based on interest rate credited to participants(2)	2.32%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on December 31, 2009 by the fair value of investments on December 31, 2009.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

(2)	Computed by dividing the annualized one-day earnings credited to participants on December 31, 2009 by the fair value of investments on December 31, 2009.

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

Certain collective investment funds and registered investment companies in which certain of the Funds or the Balanced Fund invest may retain investment income and net realized gains. Accordingly, realized and unrealized gains and losses reported by a Fund or the Balanced Fund may include a component attributable to investment income of the underlying funds.

All securities lending income earned by the Funds or the Balanced Fund is credited on a cash basis generally in the month following the month in which it is earned due to the immateriality of the amounts. This method is applied to the income both from the Funds and the Balanced Fund lending securities directly and from collective investment funds in which certain Funds and the Balanced Fund are invested and which lend a portion of their securities.

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

Net unrealized foreign exchange gains and losses arising from changes in the value of other assets and liabilities as a result of changes in foreign exchange rates are included as increases or decreases in unrealized appreciation/depreciation on foreign currency related transactions.

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. Management determined that no uncertainties would have a material impact on the Collective Trust’s financial statements. Authoritative accounting guidance establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken in any tax jurisdiction. However, management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof.

F.    Sales and Redemptions of Units of Participation and Distributions

The units offered represent interests in the Funds established under the Collective Trust. The Collective Trust may offer and sell an unlimited number of units. Each unit will be offered and sold daily at the offering Fund’s net asset value. The Collective Trust ceased offering units of the Balanced Fund on July 2, 2009 although assets held under the Program and invested therein through July 1, 2009 may continue to remain invested therein.

Pursuant to the Collective Trust’s Declaration of Trust, the Funds and the Balanced Fund are not required to distribute their net investment income or gains from the sale of portfolio investments.

G.    TBA Commitments and Roll Transactions

The Bond Core Plus Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Bond Core Plus Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of other assets of the Bond Core Plus Fund. These contracts also present a risk from the potential inability of counterparties to meet their contractual obligations. During the period prior to settlement, the Bond Core Plus Fund will not be entitled to accrue interest and/or receive principal payments on the securities to be purchased. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures described under “Security Valuation” above. The Bond Core Plus Fund may dispose of a commitment prior to settlement if the Investment Advisor to the Bond Core Plus Fund deems it appropriate to do so. Upon settlement date, the Bond Core Plus Fund may take delivery of the securities or defer (roll) the delivery to the next month.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

H.    Futures Contracts

The Bond Core Plus Fund uses, on a limited basis, futures contracts to manage exposure to the bond market, and as a substitute for acquiring market positions in securities comparable to those held by the Fund (with respect to the portion of its portfolio that is held in cash items). Buying futures tends to increase a fund’s exposure to the underlying instrument. Selling futures tends to decrease a fund’s exposure to the underlying instrument, or hedge other investments. Futures contracts involve, to varying degrees, credit and market risks.

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

At December 31, 2009, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar Futures	286	$70,347,938	September 2010	$365,562
90 Day Eurodollar Futures	187	46,224,465	March 2010	359,572
90 Day Eurodollar Futures	92	22,678,000	June 2010	165,600
10 Year U.S. Treasury Futures	100	11,806,281	March 2010	(260,969)
2 Year U.S. Treasury Futures	19	4,136,656	March 2010	(27,609)
90 Day Euribor Futures	5	1,754,213	September 2010	10,482
Germany Federal Republic Bonds	39	6,866,659	March 2010	(91,824)
Germany Federal Republic Bonds	98	16,363,009	March 2010	(115,879)
Sterling Futures	7	1,383,407	June 2010	16,756
U.K. Treasury Bonds	5	948,312	March 2010	(23,356)

				$398,335

I.    Forward Foreign Currency Contracts

The Bond Core Plus Fund and the International All Cap Equity Fund use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values. As of December 31, 2009, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Brazilian Real	393,075	$225,000	02/02/10	$(863)
Purchase	Mexican Peso	1,924,572	144,228	04/22/10	1,312
Sale	Australian Dollar	41,000	37,903	01/11/10	1,052
Sale	Euro	2,737,000	3,930,299	01/26/10	3,484
Sale	Euro	3,915,000	5,686,753	03/17/10	70,337
Sale	Pound Sterling	87,000	176,126	01/13/10	35,642

					$110,964

J.    Interest Rate Swap Contracts

The Bond Core Plus Fund invests in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange of commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Swap contracts typically have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Periodic cash settlements on interest rate swaps are recorded as adjustments to realized gains or losses. Up-front payments are recorded to realized gains or losses upon termination of the swap contract.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

At December 31, 2009, the Bond Core Plus Fund held the following interest rate swap contracts:

				Rate Type
Notional Amount	Net Cost/ (Proceeds)	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate	Unrealized Appreciation/ (Depreciation)
6,100,000 BRL	$(61,765)	Morgan Stanley(a)	01/02/2012	CDI-Brazil(b)	10.115%	$(102,626)
4,000,000 BRL	(35,463)	UBS(a)	01/02/2012	CDI-Brazil(b)	10.575%	(31,860)
800,000 BRL	—	UBS(a)	01/02/2012	CDI-Brazil(b)	11.020%	(2,219)
3,400,000 GBP	5,066	Barclays(a)	03/17/2012	6 Month GBP LIBOR	3.000%	69,381

	$(92,162)					$(67,324)

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI—Brazil is the interbank lending rate of Brazil as published by the Central Bank of Brazil.

K.    Option and Swaption Contracts

The Bond Core Plus Fund purchases or writes option contracts to manage exposure to fluctuations in interest rates or hedge the fair value of other Fund investments. The premium paid by the Fund for the purchase of a call or put option is included in the Fund’s Statement of Assets and Liabilities as an investment and subsequently marked-to-market to reflect the current market value of the option purchased. If an option which the Fund has purchased expires on its stipulated expiration date, the Fund realizes a loss for the amount of the cost of the option. If the Fund enters into a closing transaction, it realizes a gain or loss, depending on whether the proceeds from the sale are greater or less than the cost of the option. If the Fund exercises a put option, it realizes a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid. If the Fund exercises a call option, the cost of the security which the Fund purchases upon exercise will be increased by the premium originally paid.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

A summary of the written put options for the year ended December 31, 2009 is as follows:

Written Put Option Contracts	Number of Contracts	Premium
Outstanding, beginning of year	—	$—
Options written	39	13,553
Options exercised	—	—
Options expired	—	—
Options closed	(39)	(13,553)

Outstanding, end of year	—	$—

For the year ended December 31, 2009, the Fund had not written any call options or entered into any swaption contracts.

L.     Additional Derivative Disclosure

The Bond Core Plus Fund has entered into futures contracts to adjust interest rate exposures and to replicate bond positions. A futures contract frequently offers the opportunity to outperform securities due to cheapness of futures contracts and active management of the liquid, short duration securities backing the futures. The Bond Core Plus Fund uses futures contracts to manage its exposure to the securities markets or to movements in interest rates and currency values. The primary risks associated with the use of futures contracts are the imperfect correlation between the change in market value of the securities held by the Fund and the prices of futures contracts, the possibility of an illiquid market, and the inability of the counterparty to meet the terms of the contract. Futures contracts are valued based upon their quoted daily settlement prices. Upon entering into a futures contract, the Fund is required to deposit with its futures broker an amount of cash or U.S. Government and Agency Obligations in accordance with the initial margin requirements of the broker or exchange. Futures contracts are marked-to-market daily and an appropriate payable or receivable for the change in value (“variation margin”) is recorded by the Fund. Gains or losses are recognized but not considered realized until the contracts expire or are closed. Futures contracts involve, to varying degrees, risk of loss in excess of the variation margin disclosed on the Statements of Assets and Liabilities.

The Bond Core Plus Fund has entered into foreign currency contracts. The Fund may enter into these contracts in connection with settling planned purchases or sales of securities, to hedge the currency exposure associated with some or all of the Fund’s securities or as a part of an investment strategy. A foreign currency contract is an agreement between two parties to buy and sell a currency at a set price on a future date. The market value of a foreign currency contract fluctuates with changes in

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

foreign currency exchange rates. Foreign currency contracts are marked–to-market daily and the change in value is recorded by the Fund as an unrealized gain or loss. Realized gains or losses equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed are recorded upon delivery or receipt of the currency. These contracts may involve market risk in excess of the unrealized gain or loss reflected on the Statement of Assets and Liabilities. In addition, the Fund could be exposed to risk if the counterparties are unable to meet the terms of the contracts or if the value of the currency changes unfavorably to the U.S. dollar. In connection with these contracts, securities may be identified as collateral in accordance with the terms of the respective contracts.

The Bond Core Plus Fund has entered into interest rate swap agreements. Interest rate swaps provide the Fund with an effective and usually less expensive means to adjust quickly portfolio duration, maturity mix and sector exposure. Interest rate swap agreements involve the exchange by the Fund with another party of their respective commitments to pay or receive interest with respect to the notional amount of principal. Swap agreements are privately negotiated agreements between the Fund and counterparty. Swaps are marked to market daily based upon values from third party vendors or quotations from market makers to the extent available and the change in value, if any, is recorded as an unrealized gain or loss on the Statement of Assets and Liabilities. In the event that market quotations are not readily available or deemed reliable, certain swap agreements may be valued pursuant to guidelines established by the Trustee. Payments received or made at the beginning of the measurement period are reflected as such on the Statement of Assets and Liabilities and represent payments made or received upon entering into the swap agreement to compensate for differences between the stated terms of the swap agreement and prevailing market conditions (credit spreads, currency exchange rates, interest rates, and other relevant factors). These upfront payments are recorded as realized gains or losses on the Statement of Operations upon termination or maturity of the swap. A liquidation payment received or made at the termination of the swap is recorded as realized gain or loss on the Statement of Operations. Net periodic payments received or paid by the Fund are included as part of realized gains or losses on the Statement of Operations. Entering into these agreements involves, to varying degrees, elements of credit, market and documentation risk in excess of the amounts recognized on the Statement of Assets and Liabilities. Such risks involve the possibility that there will be no liquid market for these agreements, that the counterparty to the agreements may default on its obligation to perform or disagree as to the meaning of contractual terms in the agreements and that there may be unfavorable changes in interest rates.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

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

The Bond Core Plus Fund is party to the International Swaps and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with select counterparties that govern transactions, over- the-counter derivative and foreign exchange contracts, entered into by the Bond Core Plus Fund with those counterparties. The ISDA Master Agreements maintain provisions for general obligations, representations, agreements, collateral and events of default or termination. Events of termination include conditions that may entitle counterparties to elect to terminate early and cause settlement of all outstanding transactions under the applicable ISDA Master Agreement. Any election to terminate early could be material to the financial statements.

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received by, the Bond Core Plus Fund for each type of derivative contract at December 31, 2009 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statement of Assets and Liabilities.

At December 31, 2009, the Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund
	Futures Contracts(a)	$917,972	$—	$—	$—	$917,972
	Forward Contracts(b)	—	111,827	—	—	111,827
	Swap Contracts(c)	74,447	—	—	—	74,447

	Total Value	$992,419	$111,827	$—	$—	$1,104,246

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized appreciation of forward currency exchange contracts
(c)	Swap contracts, at value

Liability Derivatives

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund
	Futures Contracts(a)	$519,637	$—	$—	$—	$519,637
	Forward Contracts(b)	—	863	—	—	863
	Swap Contracts(c)	233,933	—	—	—	233,933

	Total Value	$753,570	$863	$—	$—	$754,433

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized depreciation of forward currency exchange contracts
(c)	Swap contracts, at value

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund
	Realized gain (loss)
	Futures Contracts(a)	$10,880,883	$—	$—	$—	$10,880,883
	Forward Contracts(b)	—	(672,028)	—	—	(672,028)
	Swap Contracts(c)	(8,429,358)	—	—	—	(8,429,358)

	Total Value	$2,451,525	$(672,028)	$—	$—	$1,779,497

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts(a)	$(8,155,101)	$—	$—	$—	$(8,155,101)
	Forward Contracts(b)	—	623,683	—	—	623,683
	Swap Contracts(c)	21,070,534	—	—	—	21,070,534

	Total Value	$12,915,433	$623,683	$—	$—	$13,539,116

Each of the above derivatives are located in the following Statement of Operations accounts.

(a)	Net unrealized appreciation/(depreciation) futures contracts
(b)	Net unrealized appreciation/(depreciation) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
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

N.    Indemnifications

In the normal course of business, the Collective Trust enters into contracts that contain a variety of representations and that may contain general indemnifications. The Collective Trust’s maximum exposure under these provisions is unknown, as this would involve future claims that may be made against the Collective Trust. The Collective Trust expects the risk of loss to be remote.

3.    Investment Advisory, Investment Management and Related Party Transactions

State Street has retained the services of the Investment Advisors listed below to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the Investment Advisors. Each Investment Advisor recommends to State Street investments and reinvestments of the assets allocated to it in accordance with the investment policies of the applicable Fund as described above. State Street exercises discretion with respect to the selection and retention of the Investment Advisors and may remove an Investment Advisor at any time, in certain cases upon consultation with Northern Trust as investment fiduciary, and otherwise subject to consultation with ABA Retirement Funds.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

A fee is paid to each Investment Advisor for certain of the Funds based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees paid to each Investment Advisor during the year ended December 31, 2009 are listed below and the asset based fees range from the highest rate of .75% to the lowest rate of .18% among the various Investment Advisors.

Investment Advisor	Fees for the Year Ended December 31, 2009
Altrinsic Global Advisors, LLC (International All Cap Equity Fund)	$138,932
Capital Guardian Trust Company (Balanced Fund) terminated July 1, 2009	189,258
C.S. McKee, L.P. (Large Cap Equity Fund)	467,496
Denver Investment Advisors LLC (Small-Mid Cap Equity Fund)	114,514
Eagle Global Advisors LLC (International All Cap Equity Fund)	65,235
First State Investments International Limited (International All Cap Equity Fund)	84,935
Frontier Capital Management Co. LLC (Small-Mid Cap Equity Fund)	59,865
Jennison Associates LLC (Large Cap Equity Fund)	363,574
JP Morgan Asset Management (UK) Limited (International Equity Fund) terminated July 1, 2009	204,891
LSV Asset Management (Small-Mid Cap Equity Fund)	85,136
Martin Currie Inc. (International All Cap Equity Fund)	88,389
OFI Institutional Asset Management, Inc (Small-Mid Cap Equity Fund)	98,327
Oppenheimer Capital LLC (Small-Mid Cap Equity Fund)	66,010
Pacific Investment Management Company LLC (Bond Core Plus Fund)	1,062,238
Philadelphia International Advisors, LP (International Equity Fund) terminated July 1, 2009	152,431
Riverbridge Partners (Small-Mid Cap Equity Fund)	71,928
Systematic Financial Management, L.P. (Small-Mid Cap Equity Fund)	117,135
TCW Investment Management Company (Small-Mid Cap Equity Fund)	67,207

$3,497,501

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rates in effect at various times during the year ended December 31, 2009:

For the period January 1, 2009 through June 17, 2009:

Value of Program Assets	Rate of ABA Retirement Funds Program Fee
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4 billion	.015%

For the period June 18, 2009 through December 31, 2009:

Value of Program Assets	Rate of ABA Retirement Funds Program Fee
First $3 billion	.075%
Next $1 billion	.065%
Next $1 billion	.035%
Next $1 billion	.025%
Over $6 billion	.015%

ABA Retirement Funds received Program fees of $1,950,929 for the year ended December 31, 2009. These fees are allocated to each Fund and the Balanced Fund based on net asset value.

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

For the period from May 1, 2009 through December 31, 2009, the Program fee paid to ING Services was $11,156,188.

An additional one-time program expense fee of $125,000 was charged to the Program during the third quarter of 2009 relating to expenses incurred by ING Services in connection with the changes to the fund line-up that occurred in July 2009.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds as of the last Business Day of the preceding month. The Funds bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. This Program fee attributable to the Balanced Fund is accrued and paid from the Bond Fund Core Plus Fund and the Large Cap Equity Fund in which the Balanced Fund invests. The Program Services Agreement contains

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. No service penalties were imposed for this period.

Prior to May 1, 2009, the Collective Trust paid a Program fee to State Street Bank based on the aggregate assets of the Funds and the Balanced Fund at the following annual rate (excluding one-time project fees):

Value of Assets	Rate of State Street Bank Program Expense Fee
First $2 billion	.40%
Next $1 billion	.31%
Next $1 billion	.21%
Over $4 billion	.13%

For the period from January 1, 2009 through April 30, 2009, the Program fee paid to State Street Bank was $3,588,754. The prior agreement between ABA Retirement Funds and State Street Bank for such services had service standards similar to those contained in the Program Services Agreement and imposed similar penalties for failure to meet these standards. A service penalty of $75,000 was imposed in September 2009.

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

For the period February 1, 2009 through December 31, 2009:

Value of Assets in all Funds	Rate
First $1 billion	.202%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

For the year ended December 31, 2009, State Street Bank received trustee, management and administration fees of $3,311,857.

State Street Global Markets received $492,000 for the work on the Investment Advisor transition in connection with the Fund line-up changes in July 2009. This fee was allocated to the following Funds experiencing the Investment Advisor changes:

Large Cap Equity Fund	$318,563
Small-Mid Cap Equity Fund	$111,334
International All Cap Equity Fund	$62,103

From on or about July 1, 2009 until September 30, 2011, or if earlier, upon the effective date of a Succession Agreement dated as of July 1, 2009 among The Northern Trust Company (“Northern Trust”), Northern Trust Investments, N.A., State Street and State Street Bank, which effective date is expected to occur on or about July 1, 2010, although it may occur earlier or later, the Collective Trust pays Northern Trust an annual fee of $500,000 for its services as investment fiduciary. Northern Trust’s annual fee accrues on a daily basis and will be paid monthly from the assets of the respective Funds, which will bear their respective portions of this fee based on their respective net asset values as of the time of calculation of the fee. In 2009, the Collective Trust paid Northern Trust a prorated annual fee of $250,000 for services provided on and after July 1, 2009 and a one-time fee of $250,000 for related services performed by Northern Trust prior to July 1, 2009. These fees are included in the “Other fees” column in the Statements of Operations.

Management Fees—Index Funds and Indexed Portions of Managed Funds

Since February 2, 2009 (or the inception date of the Fund, if later), fees have been paid to State Street Bank for the investment management services it performs relating to the assets in the Index Funds listed below and the indexed portions of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund. These fees are accrued on a daily basis and paid monthly from the relevant assets of the respective Funds and are based on respective net asset values as of the time of calculation. The fees for the indexed portions of the Managed Funds and the fees for the respective Index Funds are at the following annual rates:

Fund	Rate
Bond Index Fund	.04%
Large Cap Index Equity Fund	.02%
All Cap Index Equity Fund	.05%
Mid Cap Index Equity Fund	.05%
Small Cap Index Equity Fund	.05%
International Index Equity Fund	.10%
Large Cap Equity Fund	.05%
Small-Mid Cap Equity Fund	.05%
International All Cap Equity Fund	.12%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

State Street Bank received the following fees paid from the Funds listed below during the period from respective inception date through December 31, 2009:

Bond Index Fund (inception date February 3, 2009)	$7,226
Large Cap Index Equity Fund (inception date February 9, 2009)	2,790
All Cap Index Equity Fund (fee inception date February 1, 2009)	106,526
Mid Cap Index Equity Fund (inception date February 3, 2009)	4,447
Small Cap Index Equity Fund (inception date February 3, 2009)	3,128
International Index Equity Fund (inception date March 3, 2009)	9,138
Large Cap Equity Fund (inception date July 2, 2009)	40,075
Small-Mid Cap Equity Fund (inception date July 2, 2009)	1,784
International All Cap Equity Fund (fee inception date July 2, 2009)	9,090

$184,204

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the year ended December 31, 2009, State Street Bank received Retirement Date Fund management fees of $261,740.

The Target Risk Funds are subject to a management fee of .06% of the total annual assets invested in the Target Risk Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the period since inception on July 7, 2009 through December 31, 2009, State Street Bank received investment management fees of $4,163.

The Real Asset Return Fund is subject to a management fee of ..09% of the total annual assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. For the period since inception on July 7, 2009 through December 31, 2009, State Street Bank received investment management fees of $1,485.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

4.    Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Year Ended December 31, 2009
	Purchases	Sales
Aggressive Risk Fund	$4,082,719	$210,856
All Cap Index Equity Fund	352,965,187	370,325,570
Balanced Fund	223,766,538	104,895,292
Bond Core Plus Fund	45,782,803	102,917,379
Bond Index Fund	67,060,528	32,522,711
Conservative Risk Fund	5,191,533	148,054
International All Cap Equity Fund	222,812,876	238,791,542
International Index Equity Fund	38,710,304	17,652,177
Large Cap Equity Fund	1,163,262,424	527,782,085
Large Cap Index Equity Fund	54,976,876	25,708,945
Mid Cap Index Equity Fund	39,328,197	17,542,227
Moderate Risk Fund	12,914,288	597,611
Real Asset Return Fund	5,278,430	447,957
Small Cap Index Equity Fund	27,155,633	13,990,278
Small-Mid Cap Equity Fund	380,283,303	160,526,839
Lifetime Income Retirement Date Fund	14,384,726	16,784,582
2010 Retirement Date Fund	33,438,772	28,906,715
2020 Retirement Date Fund	57,669,683	43,532,341
2030 Retirement Date Fund	39,684,568	28,562,129
2040 Retirement Date Fund	26,927,542	19,363,951

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the Year Ended December 31, 2009
	Purchases	Sales
Bond Core Plus Fund	$4,858,021,218	$4,787,739,572

5.    Risks Associated with Investments of the Trust

The Funds and the Balanced Fund to the extent invested in the equity markets are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For instance, smaller companies may be impacted by economic conditions more severely. Foreign securities risks include less investor protections, government failure or nationalization of businesses, exchange rate risk and exchange restrictions, poorly developed financial reporting requirements, broker/dealer regulation, or foreign government taxation, financial markets or legal systems. Certain Funds and the Balanced Fund,

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

in addition to the more general risks associated with equity investing, are subject to the more particular risks associated with investing in value stocks or growth stocks, as different types of stocks tend to shift into and out of favor depending on market and economic conditions. The value of the Funds and the Balanced Fund to the extent so invested in the equity markets will fluctuate, and the holders of units in the Funds and the Balanced Fund should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

The Funds and the Balanced Fund, to the extent invested in fixed income securities, including all lending through collateral holdings, are subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tends to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the value of the Funds and the Balanced Fund. A change in the level of interest rates will tend to cause the net asset value of the Funds or the Balanced Fund to change. If such interest rate changes are sustained over time, the yield of the Funds or the Balanced Fund will fluctuate accordingly.

Fixed-income securities, including corporate bonds, also are subject to credit risk. When a security is purchased, its anticipated yield depends on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Funds or the Balanced Fund invest in securities with medium or lower credit qualities, they are subject to a higher level of credit risk than investments in investment-grade securities. The credit quality of non investment-grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity and the value of the Funds and the Balanced Fund will reflect this volatility. Moreover, the Funds and the Balanced Fund rely to a significant extent on ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which they propose to invest. There may be limitations on the quality of such ratings. For instance, certain asset backed securities such as subprime collateralized mortgage obligations (“CMOs”) and securities backed by bond insurance that initially received relatively high ratings were, in connection with the credit markets turbulence, subsequently significantly downgraded. There is a risk of loss associated with securities even if initially highly rated, particularly in the case of collateralized debt obligations and other structured-finance investments that are often of relatively higher complexity.

Recent events in both the equity and fixed income markets and in particular the financial sector have resulted in an unusually high degree of volatility in the market, the Funds and the Balanced Fund. Certain sectors of the fixed income markets also experienced an unusually high degree of illiquidity during 2009 which adversely affected the Funds and the Balanced Fund to the extent invested in those sectors during 2009. The Collective Trust’s investment in the financial sector has contributed to the volatility of the Funds and the Balanced Fund.

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

At December 31, 2009, the Funds’ fair value of securities on loan and collateral value received at amortized cost and fair value for securities loaned was as follows:

		Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value
Bond Core Plus Fund	$21,352,312	$21,790,756	$21,445,373
International All Cap Equity Fund	17,507,960	18,122,836	17,835,589
Large Cap Equity Fund	111,134,684	113,688,207	111,886,249
Small-Mid Cap Equity Fund	156,458,735	160,659,953	158,113,493

As discussed in Note 1, units of Quality D continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain limitations on withdrawals would apply to redemptions in connection with discontinuing participation in the securities lending program. At December 31, 2009, the market value of the investments in Quality D, as reported by its trustee, was approximately 98.415% of amortized cost. Furthermore, as reported by the trustee as of December 31, 2009, all investments in Quality D were performing in accordance with their respective terms. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct and indirect investments in the Cash Collateral Funds at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the Cash Collateral Funds for purposes of participant transactions at the amortized cost based values used by the Cash Collateral Funds for daily transactions.

7.    Participant Ownership

As of December 31, 2009, the following Funds had participants owning greater than 5% of the outstanding units of a Fund. One participant owned 8.95% of the outstanding units of the Real Asset

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

Return Fund. One participant owned 5.04% of the outstanding units of the Conservative Risk Fund. One participant owned 5.66% of the outstanding units of the Moderate Risk Fund. Two participants owned 7.21% and 6.07%, respectively, of the outstanding units of the Aggressive Risk Fund. In addition, one participant owned 5.61% of the outstanding units of the Lifetime Income Retirement Date Fund and one participant owned 5.65% of the outstanding units of the 2010 Retirement Date Fund.

8. Changes to the Program

The following is a summary of certain changes that were made to the Funds and the Balanced Fund. These changes took effect on or about July 6, 2009.

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

•

The Balanced Fund ceased offering its units (although assets held under the Program and invested therein through July 1, 2009 continue to remain invested therein), and investment of the equity portion of the Balanced Fund has been changed to the Large Cap Equity Fund. Effective with the change to investing in the Large Cap Equity Fund, fees are no longer charged directly to the Balanced Fund as the fees are charged to the Large Cap Equity Fund and the Bond Core Plus Fund which the Balanced Fund invests;

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

Participants invested in any of the funds being terminated were given at least 30 days’ advance written notice of the expected date of termination, and such participants were given an opportunity to direct the transfer of their assets so invested into other investment options available under the Program prior to such termination. Any assets not subject to a valid timely direction to be transferred to another investment option remained in the terminated funds until the effectuation of the changes in the Program and were then transferred, in the case of the Large-Cap Value Equity Fund and the Large-Cap Growth Equity Fund, to the Large Cap Equity Fund, and, in the case of the Mid-Cap Value Equity Fund, the Mid-Cap Growth Equity Fund and the Small-Cap Equity Fund, to the Small-Mid Cap Equity Fund.

9. Voluntary Payment

In November 2009, State Street made a voluntary payment of $72 to the Bond Core Plus Fund, $3,835 to the Small-Mid Cap Equity Fund, and $121,312 to the International All Cap Equity Fund

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—(Continued)

associated with certain foreign exchange transactions that were effected with such Funds by affiliates of State Street at the erroneous direction of an Investment Advisor to each of the Funds.

10. Subsequent Events

Management has reviewed events and transactions through March 23, 2010, the date the financial statements were available to be issued for subsequent events requiring recognition and disclosure in these financial statements. Management has determined that no material events require recognition or disclosure in the Fund’s financial statements through this date other than the following:

Effective on January 19, 2010 the line-up of Investment Advisors to State Street with respect to the Large Cap Equity Fund was modified by the addition of two new Investment Advisors, Delaware Investment Advisers and Columbus Circle Investors. As of January 19, 2010, approximately 22%, 19%, 16%, 24% and 19% of the assets of the Large Cap Equity Fund were allocated to, respectively, Delaware Investment Advisers, Columbus Circle Investors, Jennison Associates LLC, C.S. McKee, L.P. and the indexed portion of the Fund.

Effective on January 19, 2010, the line-up of Investment Advisors to State Street with respect to the International All Cap Equity Fund was modified by the addition of a new Investment Advisor, LSV Asset Management. As of January 19, 2010, approximately 25%, 17%, 17%, 17% and 25% of the assets of the International All Cap Equity Fund were allocated to, respectively, Altrinsic Global Advisors, LLC, Eagle Global Advisors LLC, First State Investments International Limited, Martin Currie Inc. and LSV Asset Management.