Form 10-Q
period 2010-03-31
AMERICAN BAR ASSOCIATION MEMBERS STATE STREET COLLECTIVE TR
filed 2010-05-17
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
American Bar Association Members/State Street Collective Trust investment funds, at value:
Stable Asset Fund Trust (cost $981,156,956 and units of 981,156,956)	$986,232,875
Receivable for fund units sold	993,474

Total assets	987,226,349

Liabilities
Payable for fund units redeemed	1,236,635
ING—program fee payable	417,381
Trustee, management and administration fees payable	83,247
ABA Retirement Funds—program fee payable	59,602
Payable for legal and audit services	142,919
Payable for compliance consultant fees	100,776
Payable for reports to unitholders	64,615
Other accruals	67,219

Total liabilities	2,172,394

Net Assets at fair value	985,053,955

Adjustment from fair value to contract value for fully benefit responsive contracts	(5,075,919)

Net Assets (equivalent to $35.35 per unit based on 27,724,076 units outstanding)	$979,978,036

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$5,625,681

Expenses
ING—program fee	1,277,482
Trustee, management and administration fees	244,762
ABA Retirement Funds—program fee	182,181
Legal and audit fees	107,767
Compliance consultant fees	79,559
Reports to unitholders	59,669
Registration fees	11,934
Other fees	44,119

Total expenses	2,007,473

Net increase (decrease) in net assets resulting from operations	$3,618,208

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$3,618,208

Net increase (decrease) in net assets resulting from operations	3,618,208

From unitholder transactions
Proceeds from units issued	68,639,693
Cost of units redeemed	(99,272,461)

Net increase (decrease) in net assets from unitholder transactions	(30,632,768)

Net increase (decrease) in net assets	(27,014,560)

Net Assets
Beginning of period	1,006,992,596

End of period	$979,978,036

Number of units
Outstanding-beginning of period	28,591,946
Issued	1,945,320
Redeemed	(2,813,190)

Outstanding-end of period	27,724,076

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$0.20
Expenses(†)††	(0.07)

Net investment income (loss)	0.13

Net increase (decrease) in unit value	0.13
Net asset value at beginning of period	35.22

Net asset value at end of period	$35.35

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.82%
Ratio of net investment income (loss) to average net assets*	1.47%
Total return**	0.37%
Net assets at end of period (in thousands)	$979,978

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Core Plus Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2010
Assets
Investments, at value (cost $307,474,343)	$307,217,257	(a)
Investments in affiliated issuers, at value (cost $34,854,470)	34,539,210
Foreign currency, at value (cost $619,453)	611,638
Cash	85,218
Deposit with broker for open futures contracts	18,000
Deposit with broker for open swap contracts	140,000
Receivable for investments sold on delayed delivery basis	108,593,516
Receivable for investments sold	6,415,936
Receivable for fund units sold	2,316,681
Interest receivable	2,448,200
Gross unrealized appreciation of forward currency exchange contracts	291,275
Receivable for futures variation margin	56,274
Tax reclaims receivable	13,772
Swap contracts, at value (cost $40,380)	48,720
Other assets	486

Total assets	462,796,183

Liabilities
Payable for cash collateral received on securities loaned	33,360,844
Payable for investments purchased on a delayed delivery basis	36,910,469
Payable for investments purchased	7,396,590
Payable for fund units redeemed	45,523
Swap contracts, at value (proceeds $97,228)	291,751
Due to broker for open forward currency exchange contracts	881,000
Due to broker for open swap contracts	270,000
Due to broker for investments purchased or sold on a delayed delivery basis	1,666,250
Gross unrealized depreciation of forward currency exchange contracts	8,229
Investment advisory fee payable	90,044
ING—program fee payable	162,949
Trustee, management and administration fees payable	32,524
ABA Retirement Funds—program fee payable	23,272
Other accruals	136,856

Total liabilities	81,276,301

Net Assets (equivalent to $24.53 per unit based on 15,552,436 units outstanding)	$381,519,882

(a)	Includes securities on loan with a value of $32,696,688 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Core Plus Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income
Dividends (net of foreign tax expense of $26)	$30,585
Dividends—affiliated issuers	1,451
Interest—unaffiliated issuers	3,981,237
Securities lending income, net	6,964

Total investment income	4,020,237

Expenses
ING—program fee	496,530
Trustee, management and administration fees	95,132
Investment advisory fee	261,920
ABA Retirement Funds—program fee	70,811
Legal and audit fees	41,860
Compliance consultant fees	30,904
Reports to unitholders	23,178
Registration fees	4,635
Other fees	17,137

Total expenses	1,042,107

Net investment income (loss)	2,978,130

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,357,219
Foreign currency transactions	361,675
Futures contracts	980,127
Swap contracts	124,584

Net realized gain (loss)	2,823,605

Change in net unrealized appreciation (depreciation) on:
Investments	463,799
Foreign currency transactions	162,267
Futures contracts	705,116
Swap contracts	(118,859)

Change in net unrealized appreciation (depreciation)	1,212,323

Net realized and unrealized gain (loss)	4,035,928

Net increase (decrease) in net assets resulting from operations	$7,014,058

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$2,978,130
Net realized gain (loss) from investments and foreign currency transactions	2,823,605
Change in net unrealized appreciation (depreciation)	1,212,323

Net increase (decrease) in net assets resulting from operations	7,014,058

From unitholder transactions
Proceeds from units issued	15,195,879
Cost of units redeemed	(26,936,549)

Net increase (decrease) in net assets from unitholder transactions	(11,740,670)

Net increase (decrease) in net assets	(4,726,612)

Net Assets
Beginning of period	386,246,494

End of period	$381,519,882

Number of units
Outstanding-beginning of period	16,032,577
Issued	621,508
Redeemed	(1,101,649)

Outstanding-end of period	15,552,436

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Core Plus Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$0.25
Expenses(†)††	(0.07)

Net investment income (loss)	0.18
Net realized and unrealized gain (loss)	0.26

Net increase (decrease) in unit value	0.44
Net asset value at beginning of period	24.09

Net asset value at end of period	$24.53

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.09%
Ratio of net investment income (loss) to average net assets*	3.12%
Portfolio turnover**	151%
Total return**	1.83%
Net assets at end of period (in thousands)	$381,520

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2010
Assets
Investments, at value (cost $612,466,453)	$718,686,238	(a)
Investments in affiliated issuers, at value (cost $204,621,894)	211,218,012
Cash	6,421
Receivable for investments sold	8,015,093
Receivable for fund units sold	43,252
Interest and dividends receivable	1,835,530
Tax reclaims receivable	22,368

Total assets	939,826,914

Liabilities
Payable for cash collateral received on securities loaned	123,373,083
Payable for investments purchased	5,781,669
Payable for fund units redeemed	2,470,990
Investment advisory fee payable	372,217
ING—program fee payable	343,107
Trustee, management and administration fees payable	71,345
ABA Retirement Funds—program fee payable	46,728
Other accruals	284,297

Total liabilities	132,743,436

Net Assets (equivalent to $12.79 per unit based on 63,122,929 units outstanding)	$807,083,478

(a)	Includes securities on loan with a value of $120,569,934 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large Cap Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income
Dividends (net of foreign tax expense of $1,374)	$3,570,101
Dividends—affiliated issuers	10,388
Securities lending income, net	50,107

Total investment income	3,630,596

Expenses
ING—program fee	1,027,279
Trustee, management and administration fees	197,028
Investment advisory fee	511,327
ABA Retirement Funds—program fee	146,497
Legal and audit fees	86,947
Compliance consultant fees	64,189
Reports to unitholders	48,142
Registration fees	9,628
Other fees	35,596

Total expenses	2,126,633

Net investment income (loss)	1,503,963

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	52,708,759
Investments—affiliated issuers	4,300,083

Net realized gain (loss)	57,008,842

Change in net unrealized appreciation (depreciation)	(17,157,112)

Net realized and unrealized gain (loss)	39,851,730

Net increase (decrease) in net assets resulting from operations	$41,355,693

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$1,503,963
Net realized gain (loss)	57,008,842
Change in net unrealized appreciation (depreciation)	(17,157,112)

Net increase (decrease) in net assets resulting from operations	41,355,693

From unitholder transactions
Proceeds from units issued	9,051,799
Cost of units redeemed	(54,959,964)

Net increase (decrease) in net assets from unitholder transactions	(45,908,165)

Net increase (decrease) in net assets	(4,552,472)

Net Assets
Beginning of period	811,635,950

End of period	$807,083,478

Number of units
Outstanding-beginning of period	66,821,577
Issued	736,586
Redeemed	(4,435,234)

Outstanding-end of period	63,122,929

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$0.06
Expenses(†)††	(0.03)

Net investment income (loss)	0.03
Net realized and unrealized gain (loss)	0.61

Net increase (decrease) in unit value	0.64
Net asset value at beginning of period	12.15

Net asset value at end of period	$12.79

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.07%
Ratio of net investment income (loss) to average net assets*	0.76%
Portfolio turnover**†††	78%
Total return**	5.27%
Net assets at end of period (in thousands)	$807,083

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Mid Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2010
Assets
Investments, at value (cost $223,584,019)	$280,248,585	(a)
Investments in affiliated issuers, at value (cost $176,522,640)	174,874,473
Cash	33,303
Receivable for investments sold	3,041,556
Receivable for fund units sold	63,905
Interest and dividends receivable	228,528
Tax reclaims receivable	1,203

Total assets	458,491,553

Liabilities
Due to custodian	1,302
Payable for cash collateral received on securities loaned	162,135,474
Payable for investments purchased	2,144,524
Payable for fund units redeemed	87,297
Investment advisory fee payable	140,033
ING—program fee payable	125,261
Trustee, management and administration fees payable	25,723
ABA Retirement Funds—program fee payable	17,046
Other accruals	100,572

Total liabilities	164,777,232

Net Assets (equivalent to $14.61 per unit based on 20,110,313 units outstanding)	$293,714,321

(a)	Includes securities on loan with a value of $158,025,159 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Mid Cap Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income
Dividends (net of foreign tax expense of $132)	$936,657
Dividends—affiliated issuers	2,670
Securities lending income, net	87,987

Total investment income	1,027,314

Expenses
ING—program fee	367,014
Trustee, management and administration fees	70,413
Investment advisory fee	356,045
ABA Retirement Funds—program fee	52,339
Legal and audit fees	31,104
Compliance consultant fees	22,963
Reports to unitholders	17,222
Registration fees	3,444
Other fees	12,701

Total expenses	933,245

Net investment income (loss)	94,069

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	14,138,582
Investments—affiliated issuers	1,174,898

Net realized gain (loss)	15,313,480

Change in net unrealized appreciation (depreciation) on:
Investments	11,041,445
Foreign currency transactions	(196)

Change in net unrealized appreciation (depreciation)	11,041,249

Net realized and unrealized gain (loss)	26,354,729

Net increase (decrease) in net assets resulting from operations	$26,448,798

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$94,069
Net realized gain (loss)	15,313,480
Change in net unrealized appreciation (depreciation)	11,041,249

Net increase (decrease) in net assets resulting from operations	26,448,798

From unitholder transactions
Proceeds from units issued	4,839,623
Cost of units redeemed	(20,772,721)

Net increase (decrease) in net assets from unitholder transactions	(15,933,098)

Net increase (decrease) in net assets	10,515,700

Net Assets
Beginning of period	283,198,621

End of period	$293,714,321

Number of units
Outstanding-beginning of period	21,254,601
Issued	349,284
Redeemed	(1,493,572)

Outstanding-end of period	20,110,313

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$0.05
Expenses(†)††	(0.04)

Net investment income (loss)	0.01
Net realized and unrealized gain (loss)	1.28

Net increase (decrease) in unit value	1.29
Net asset value at beginning of period	13.32

Net asset value at end of period	$14.61

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.32%
Ratio of net investment income (loss) to average net assets*	0.13%
Portfolio turnover**†††	25%
Total return**	9.68%
Net assets at end of period (in thousands)	$293,714

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International All Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2010
Assets
Investments, at value (cost $137,805,020)	$153,764,552	(a)
Investments in affiliated issuers, at value (cost $23,459,942)	23,421,262
Foreign currency, at value (cost $981,366)	985,079
Receivable for investments sold	386,232
Receivable for fund units sold	140,413
Interest and dividends receivable	642,412
Tax reclaims receivable	230,426

Total assets	179,570,376

Liabilities
Due to custodian	42,141
Payable for cash collateral received on securities loaned	12,524,510
Payable for investments purchased	758,595
Payable for fund units redeemed	26,579
Investment advisory fee payable	80,509
ING—program fee payable	69,226
Trustee, management and administration fees payable	13,907
ABA Retirement Funds—program fee payable	9,438
Other liabilities	69,009
Other accruals	55,389

Total liabilities	13,649,303

Net Assets (equivalent to $25.32 per unit based on 6,552,521 units outstanding)	$165,921,073

(a)	Includes securities on loan with a value of $12,065,397 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International All Cap Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income
Dividends (net of foreign tax expense of $66,655)	$972,808
Dividends—affiliated issuers	2,864
Securities lending income, net	6,863

Total investment income	982,535

Expenses
ING—program fee	208,667
Trustee, management and administration fees	40,028
Investment advisory fee	194,588
ABA Retirement Funds—program fee	29,757
Legal and audit fees	17,653
Compliance consultant fees	13,032
Reports to unitholders	9,774
Registration fees	1,955
Other fees	7,227

Total expenses	522,681

Net investment income (loss)	459,854

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	5,997,752
Foreign currency transactions	423,779

Net realized gain (loss)	6,421,531

Change in net unrealized appreciation (depreciation) on:
Investments	(4,273,533)
Foreign currency transactions	7,841

Change in net unrealized appreciation (depreciation)	(4,265,692)

Net realized and unrealized gain (loss)	2,155,839

Net increase (decrease) in net assets resulting from operations	$2,615,693

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$459,854
Net realized gain (loss) from investments and foreign currency transactions	6,421,531
Change in net unrealized appreciation (depreciation)	(4,265,692)

Net increase (decrease) in net assets resulting from operations	2,615,693

From unitholder transactions
Proceeds from units issued	9,124,779
Cost of units redeemed	(11,347,336)

Net increase (decrease) in net assets from unitholder transactions	(2,222,557)

Net increase (decrease) in net assets	393,136

Net Assets
Beginning of period	165,527,937

End of period	$165,921,073

Number of units
Outstanding-beginning of period	6,644,427
Issued	368,144
Redeemed	(460,050)

Outstanding-end of period	6,552,521

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$0.15
Expenses(†)††	(0.08)

Net investment income (loss)	0.07
Net realized and unrealized gain (loss)	0.34

Net increase (decrease) in unit value	0.41
Net asset value at beginning of period	24.91

Net asset value at end of period	$25.32

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.30%
Ratio of net investment income (loss) to average net assets*	1.14%
Portfolio turnover**†††	58%
Total return**	1.65%
Net assets at end of period (in thousands)	$165,921

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investment in affiliated fund, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $39,495,022 and units of 3,774,285)	$40,267,850
Receivable for fund units sold	39,413

Total assets	40,307,263

Liabilities
Payable for investments purchased	27,608
Payable for fund units redeemed	11,805
Investment advisory fee payable	1,419
ING—program fee payable	17,006
Trustee, management and administration fees payable	3,382
ABA Retirement Funds—program fee payable	2,426
Payable for legal and audit services	4,834
Payable for compliance consultant fees	3,409
Payable for reports to unitholders	2,186
Other accruals	2,274

Total liabilities	76,349

Net Assets (equivalent to $11.83 per unit based on 3,399,422 units outstanding)	$40,230,914

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$—

Expenses
ING—program fee	50,563
Trustee, management and administration fees	9,686
Investment advisory fee	3,890
ABA Retirement Funds—program fee	7,211
Legal and audit fees	4,261
Compliance consultant fees	3,146
Reports to unitholders	2,359
Registration fees	472
Other fees	1,744

Total expenses	83,332

Net investment income (loss)	(83,332)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	54,298

Change in net unrealized appreciation (depreciation)	623,989

Net realized and unrealized gain (loss)	678,287

Net increase (decrease) in net assets resulting from operations	$594,955

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(83,332)
Net realized gain (loss)	54,298
Change in net unrealized appreciation (depreciation)	623,989

Net increase (decrease) in net assets resulting from operations	594,955

From unitholder transactions
Proceeds from units issued	9,198,171
Cost of units redeemed	(5,331,333)

Net increase (decrease) in net assets from unitholder transactions	3,866,838

Net increase (decrease) in net assets	4,461,793

Net Assets
Beginning of period	35,769,121

End of period	$40,230,914

Number of units
Outstanding-beginning of period	3,069,305
Issued	782,048
Redeemed	(451,931)

Outstanding-end of period	3,399,422

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$—
Expenses(†)††	(0.02)

Net investment income (loss)	(0.02)
Net realized and unrealized gain (loss)	0.20

Net increase (decrease) in unit value	0.18
Net asset value at beginning of period	11.65

Net asset value at end of period	$11.83

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.86%
Ratio of net investment income (loss) to average net assets*	(0.86)%
Portfolio turnover**†††	6%
Total return**	1.55%
Net assets at end of period (in thousands)	$40,231

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investment in affiliated fund, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $35,487,267 and units of 2,011,178)	$38,998,757
Receivable for fund units sold	30,494

Total assets	39,029,251

Liabilities
Payable for investments purchased	21,867
Payable for fund units redeemed	8,627
Investment advisory fee payable	677
ING—program fee payable	15,998
Trustee, management and administration fees payable	3,176
ABA Retirement Funds—program fee payable	2,280
Payable for legal and audit services	4,428
Payable for compliance consultant fees	3,123
Payable for reports to unitholders	2,002
Other accruals	2,083

Total liabilities	64,261

Net Assets (equivalent to $16.49 per unit based on 2,362,707 units outstanding)	$38,964,990

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large Cap Index Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$—

Expenses
ING—program fee	46,619
Trustee, management and administration fees	8,940
Investment advisory fee	1,796
ABA Retirement Funds—program fee	6,648
Legal and audit fees	3,948
Compliance consultant fees	2,915
Reports to unitholders	2,186
Registration fees	437
Other fees	1,616

Total expenses	75,105

Net investment income (loss)	(75,105)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	145,392

Change in net unrealized appreciation (depreciation)	1,791,476

Net realized and unrealized gain (loss)	1,936,868

Net increase (decrease) in net assets resulting from operations	$1,861,763

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(75,105)
Net realized gain (loss)	145,392
Change in net unrealized appreciation (depreciation)	1,791,476

Net increase (decrease) in net assets resulting from operations	1,861,763

From unitholder transactions
Proceeds from units issued	8,466,091
Cost of units redeemed	(5,605,168)

Net increase (decrease) in net assets from unitholder transactions	2,860,923

Net increase (decrease) in net assets	4,722,686

Net Assets
Beginning of period	34,242,304

End of period	$38,964,990

Number of units
Outstanding-beginning of period	2,184,145
Issued	535,844
Redeemed	(357,282)

Outstanding-end of period	2,362,707

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Large Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$—
Expenses(†)††	(0.03)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	0.84

Net increase (decrease) in unit value	0.81
Net asset value at beginning of period	15.68

Net asset value at end of period	$16.49

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.84%
Ratio of net investment income (loss) to average net assets*	(0.84)%
Portfolio turnover**†††	7%
Total return**	5.17%
Net assets at end of period (in thousands)	$38,965

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

All Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investments in affiliated funds, at value:
SSgA Russell All Cap® Index Securities Lending Series Fund Class I (cost $140,615,238 and units of 8,394,232)	$157,979,455
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $107,504,602 and units of 7,974,744)	118,257,481
Receivable for fund units sold	548,175

Total assets	276,785,111

Liabilities
Payable for investments purchased	436,007
Payable for fund units redeemed	112,168
Investment advisory fee payable	11,617
ING—program fee payable	115,340
Trustee, management and administration fees payable	23,009
ABA Retirement Funds—program fee payable	15,902
Payable for legal and audit services	35,484
Payable for compliance consultant fees	25,021
Payable for reports to unitholders	16,043
Other accruals	16,689

Total liabilities	807,280

Net Assets (equivalent to $32.38 per unit based on 8,523,415 units outstanding)	$275,977,831

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

All Cap Index Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$—

Expenses
ING—program fee	341,994
Trustee, management and administration fees	65,597
Investment advisory fee	32,945
ABA Retirement Funds—program fee	48,771
Legal and audit fees	28,959
Compliance consultant fees	21,379
Reports to unitholders	16,034
Registration fees	3,207
Other fees	11,856

Total expenses	570,742

Net investment income (loss)	(570,742)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	2,069,199

Change in net unrealized appreciation (depreciation)	13,629,638

Net realized and unrealized gain (loss)	15,698,837

Net increase (decrease) in net assets resulting from operations	$15,128,095

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(570,742)
Net realized gain (loss)	2,069,199
Change in net unrealized appreciation (depreciation)	13,629,638

Net increase (decrease) in net assets resulting from operations	15,128,095

From unitholder transactions
Proceeds from units issued	13,017,697
Cost of units redeemed	(18,652,051)

Net increase (decrease) in net assets from unitholder transactions	(5,634,354)

Net increase (decrease) in net assets	9,493,741

Net Assets
Beginning of period	266,484,090

End of period	$275,977,831

Number of units
Outstanding-beginning of period	8,708,063
Issued	417,878
Redeemed	(602,526)

Outstanding-end of period	8,523,415

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

All Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$—
Expenses(†)††	(0.07)

Net investment income (loss)	(0.07)
Net realized and unrealized gain (loss)	1.85

Net increase (decrease) in unit value	1.78
Net asset value at beginning of period	30.60

Net asset value at end of period	$32.38

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%
Portfolio turnover**†††	9%
Total return**	5.82%
Net assets at end of period (in thousands)	$275,978

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investment in affiliated fund, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $26,057,742 and units of 1,015,160)	$29,550,298
Receivable for fund units sold	82,558

Total assets	29,632,856

Liabilities
Payable for investments purchased	58,459
Payable for fund units redeemed	24,099
Investment advisory fee payable	1,241
ING—program fee payable	12,354
Trustee, management and administration fees payable	2,450
ABA Retirement Funds—program fee payable	1,758
Payable for legal and audit services	3,264
Payable for compliance consultant fees	2,301
Payable for reports to unitholders	1,476
Other accruals	1,535

Total liabilities	108,937

Net Assets (equivalent to $21.40 per unit based on 1,379,703 units outstanding)	$29,523,919

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid Cap Index Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$—

Expenses
ING—program fee	34,777
Trustee, management and administration fees	6,672
Investment advisory fee	3,352
ABA Retirement Funds—program fee	4,959
Legal and audit fees	2,952
Compliance consultant fees	2,179
Reports to unitholders	1,635
Registration fees	327
Other fees	1,209

Total expenses	58,062

Net investment income (loss)	(58,062)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	175,796
Change in net unrealized appreciation (depreciation)	2,231,460

Net realized and unrealized gain (loss)	2,407,256

Net increase (decrease) in net assets resulting from operations	$2,349,194

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(58,062)
Net realized gain (loss)	175,796
Change in net unrealized appreciation (depreciation)	2,231,460

Net increase (decrease) in net assets resulting from operations	2,349,194

From unitholder transactions
Proceeds from units issued	7,274,260
Cost of units redeemed	(5,410,710)

Net increase (decrease) in net assets from unitholder transactions	1,863,550

Net increase (decrease) in net assets	4,212,744

Net Assets
Beginning of period	25,311,175

End of period	$29,523,919

Number of units
Outstanding-beginning of period	1,287,394
Issued	360,421
Redeemed	(268,112)

Outstanding-end of period	1,379,703

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$—
Expenses(†)††	(0.04)

Net investment income (loss)	(0.04)
Net realized and unrealized gain (loss)	1.78

Net increase (decrease) in unit value	1.74
Net asset value at beginning of period	19.66

Net asset value at end of period	$21.40

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%
Portfolio turnover**†††	9%
Total return**	8.85%
Net assets at end of period (in thousands)	$29,524

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investment in affiliated fund, at value:
SSgA Russell Small Cap Index Non-Lending Series Fund Class A (cost $16,088,149 and units of 891,256)	$18,032,775
Receivable for fund units sold	17,061

Total assets	18,049,836

Liabilities
Payable for investments purchased	16,998
Payable for fund units redeemed	63
Investment advisory fee payable	726
ING—program fee payable	7,555
Trustee, management and administration fees payable	1,500
ABA Retirement Funds—program fee payable	1,077
Payable for legal and audit services	2,019
Payable for compliance consultant fees	1,424
Payable for reports to unitholders	913
Other accruals	949

Total liabilities	33,224

Net Assets (equivalent to $22.44 per unit based on 802,780 units outstanding)	$18,016,612

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small Cap Index Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$—

Expenses
ING—program fee	21,009
Trustee, management and administration fees	4,031
Investment advisory fee	2,025
ABA Retirement Funds—program fee	2,996
Legal and audit fees	1,785
Compliance consultant fees	1,318
Reports to unitholders	988
Registration fees	198
Other fees	731

Total expenses	35,081

Net investment income (loss)	(35,081)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	68,081

Change in net unrealized appreciation (depreciation)	1,380,828

Net realized and unrealized gain (loss)	1,448,909

Net increase (decrease) in net assets resulting from operations	$1,413,828

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(35,081)
Net realized gain (loss)	68,081
Change in net unrealized appreciation (depreciation)	1,380,828

Net increase (decrease) in net assets resulting from operations	1,413,828

From unitholder transactions
Proceeds from units issued	3,767,088
Cost of units redeemed	(2,672,370)

Net increase (decrease) in net assets from unitholder transactions	1,094,718

Net increase (decrease) in net assets	2,508,546

Net Assets
Beginning of period	15,508,066

End of period	$18,016,612

Number of units
Outstanding-beginning of period	750,212
Issued	179,163
Redeemed	(126,595)

Outstanding-end of period	802,780

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Small Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$—
Expenses(†)††	(0.05)

Net investment income (loss)	(0.05)
Net realized and unrealized gain (loss)	1.82

Net increase (decrease) in unit value	1.77
Net asset value at beginning of period	20.67

Net asset value at end of period	$22.44

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%
Portfolio turnover**†††	9%
Total return**	8.56%
Net assets at end of period (in thousands)	$18,017

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investment in affiliated fund, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $27,098,586 and units of 2,306,135)	$28,358,542
Receivable for fund units sold	78,276

Total assets	28,436,818

Liabilities
Payable for investments purchased	51,192
Payable for fund units redeemed	27,084
Investment advisory fee payable	2,308
ING—program fee payable	11,709
Trustee, management and administration fees payable	2,326
ABA Retirement Funds—program fee payable	1,669
Payable for legal and audit services	3,164
Payable for compliance consultant fees	2,231
Payable for reports to unitholders	1,430
Other accruals	1,488

Total liabilities	104,601

Net Assets (equivalent to $26.61 per unit based on 1,064,563 units outstanding)	$28,332,217

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$—

Expenses
ING—program fee	33,447
Trustee, management and administration fees	6,417
Investment advisory fee	6,447
ABA Retirement Funds—program fee	4,770
Legal and audit fees	2,836
Compliance consultant fees	2,094
Reports to unitholders	1,570
Registration fees	314
Other fees	1,161

Total expenses	59,056

Net investment income (loss)	(59,056)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	27,416

Change in net unrealized appreciation (depreciation)	433,184

Net realized and unrealized gain (loss)	460,600

Net increase (decrease) in net assets resulting from operations	$401,544

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(59,056)
Net realized gain (loss)	27,416
Change in net unrealized appreciation (depreciation)	433,184

Net increase (decrease) in net assets resulting from operations	401,544

From unitholder transactions
Proceeds from units issued	6,775,128
Cost of units redeemed	(3,190,930)

Net increase (decrease) in net assets from unitholder transactions	3,584,198

Net increase (decrease) in net assets	3,985,742

Net Assets
Beginning of period	24,346,475

End of period	$28,332,217

Number of units
Outstanding-beginning of period	926,417
Issued	262,058
Redeemed	(123,912)

Outstanding-end of period	1,064,563

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$—
Expenses(†)††	(0.06)

Net investment income (loss)	(0.06)
Net realized and unrealized gain (loss)	0.39

Net increase (decrease) in unit value	0.33
Net asset value at beginning of period	26.28

Net asset value at end of period	$26.61

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%
Portfolio turnover**†††	5%
Total return**	1.26%
Net assets at end of period (in thousands)	$28,332

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Real Asset Return Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investments in affiliated funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $3,369,723 and units of 175,407)	$3,438,860
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $2,185,087 and units of 117,108)	2,701,692
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,728,327 and units of 217,988)	1,751,315
Receivable for fund units sold	481,630

Total assets	8,373,497

Liabilities
Payable for investments purchased	481,563
Payable for fund units redeemed	66
Investment advisory fee payable	534
ING—program fee payable	2,951
Trustee, management and administration fees payable	587
ABA Retirement Funds—program fee payable	421
Other accruals	1,958

Total liabilities	488,080

Net Assets (equivalent to $14.79 per unit based on 533,223 units outstanding)	$7,885,417

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Real Asset Return Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$—

Expenses
ING—program fee	8,076
Trustee, management and administration fees	1,548
Investment advisory fee	1,400
ABA Retirement Funds—program fee	1,153
Legal and audit fees	687
Compliance consultant fees	507
Reports to unitholders	380
Registration fees	76
Other fees	281

Total expenses	14,108

Net investment income (loss)	(14,108)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	57,662

Change in net unrealized appreciation (depreciation)	98,218

Net realized and unrealized gain (loss)	155,880

Net increase (decrease) in net assets resulting from operations	$141,772

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(14,108)
Net realized gain (loss)	57,662
Change in net unrealized appreciation (depreciation)	98,218

Net increase (decrease) in net assets resulting from operations	141,772

From unitholder transactions
Proceeds from units issued	2,971,452
Cost of units redeemed	(598,933)

Net increase (decrease) in net assets from unitholder transactions	2,372,519

Net increase (decrease) in net assets	2,514,291

Net Assets
Beginning of period	5,371,126

End of period	$7,885,417

Number of units
Outstanding-beginning of period	370,249
Issued	204,186
Redeemed	(41,212)

Outstanding-end of period	533,223

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Real Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$—
Expenses(†)††	(0.03)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	0.31

Net increase (decrease) in unit value	0.28
Net asset value at beginning of period	14.51

Net asset value at end of period	$14.79

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.91%
Ratio of net investment income (loss) to average net assets*	(0.91)%
Portfolio turnover**†††	5%
Total return**	1.93%
Net assets at end of period (in thousands)	$7,885

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement Income Securities Lending Series Fund Class I (cost $18,045,993 and units of 1,571,332)	$19,222,099
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $11,622,236 and units of 1,100,001)	12,500,416
Receivable for fund units sold	90,007

Total assets	31,812,522

Liabilities
Payable for investments purchased	80,705
Payable for fund units redeemed	9,302
Retirement Date Fund management fee payable	2,671
ING—program fee payable	13,261
Trustee, management and administration fees payable	2,640
ABA Retirement Funds—program fee payable	1,891
Other accruals	10,528

Total liabilities	120,998

Net Assets (equivalent to $11.19 per unit based on 2,833,271 units outstanding)	$31,691,524

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$—

Expenses
ING—program fee	39,231
Trustee, management and administration fees	7,518
Retirement Date Fund management fee	7,550
ABA Retirement Funds—program fee	5,594
Legal and audit fees	3,312
Compliance consultant fees	2,445
Reports to unitholders	1,834
Registration fees	367
Other fees	1,356

Total expenses	69,207

Net investment income (loss)	(69,207)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	111,461

Change in net unrealized appreciation (depreciation)	656,258

Net realized and unrealized gain (loss)	767,719

Net increase (decrease) in net assets resulting from operations	$698,512

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(69,207)
Net realized gain (loss)	111,461
Change in net unrealized appreciation (depreciation)	656,258

Net increase (decrease) in net assets resulting from operations	698,512

From unitholder transactions
Proceeds from units issued	2,839,154
Cost of units redeemed	(780,082)

Net increase (decrease) in net assets from unitholder transactions	2,059,072

Net increase (decrease) in net assets	2,757,584

Net Assets
Beginning of period	28,933,940

End of period	$31,691,524

Number of units
Outstanding-beginning of period	2,645,849
Issued	258,368
Redeemed	(70,946)

Outstanding-end of period	2,833,271

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$—
Expenses(†)††	(0.02)

Net investment income (loss)	(0.02)
Net realized and unrealized gain (loss)	0.27

Net increase (decrease) in unit value	0.25
Net asset value at beginning of period	10.94

Net asset value at end of period	$11.19

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%
Portfolio turnover**†††	9%
Total return**	2.29%
Net assets at end of period (in thousands)	$31,692

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement 2010 Securities Lending Series Fund Class I (cost $36,382,868 and units of 3,234,409)	$39,281,900
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $22,019,914 and units of 2,036,532)	23,874,263
Receivable for investments sold	875,694
Receivable for fund units sold	31,388

Total assets	64,063,245

Liabilities
Payable for fund units redeemed	907,082
Retirement Date Fund management fee payable	5,473
ING—program fee payable	27,224
Trustee, management and administration fees payable	5,410
ABA Retirement Funds—program fee payable	3,876
Other accruals	21,870

Total liabilities	970,935

Net Assets (equivalent to $13.12 per unit based on 4,808,290 units outstanding)	$63,092,310

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$—

Expenses
ING—program fee	81,209
Trustee, management and administration fees	15,568
Retirement Date Fund management fee	15,635
ABA Retirement Funds—program fee	11,581
Legal and audit fees	6,860
Compliance consultant fees	5,065
Reports to unitholders	3,798
Registration fees	760
Other fees	2,809

Total expenses	143,285

Net investment income (loss)	(143,285)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	348,076
Change in net unrealized appreciation (depreciation)	1,600,239

Net realized and unrealized gain (loss)	1,948,315

Net increase (decrease) in net assets resulting from operations	$1,805,030

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(143,285)
Net realized gain (loss)	348,076
Change in net unrealized appreciation (depreciation)	1,600,239

Net increase (decrease) in net assets resulting from operations	1,805,030

From unitholder transactions
Proceeds from units issued	5,634,090
Cost of units redeemed	(6,317,685)

Net increase (decrease) in net assets from unitholder transactions	(683,595)

Net increase (decrease) in net assets	1,121,435

Net Assets
Beginning of period	61,970,875

End of period	$63,092,310

Number of units
Outstanding-beginning of period	4,859,187
Issued	437,317
Redeemed	(488,214)

Outstanding-end of period	4,808,290

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$—
Expenses(†)††	(0.03)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	0.40

Net increase (decrease) in unit value	0.37
Net asset value at beginning of period	12.75

Net asset value at end of period	$13.12

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%
Portfolio turnover**†††	14%
Total return**	2.90%
Net assets at end of period (in thousands)	$63,092

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement 2020 Securities Lending Series Fund Class I (cost $65,928,237 and units of 5,893,236)	$71,319,944
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $36,849,400 and units of 3,332,489)	40,819,653
Receivable for investments sold	264,817
Receivable for fund units sold	71,524

Total assets	112,475,938

Liabilities
Payable for fund units redeemed	336,341
Retirement Date Fund management fee payable	9,650
ING—program fee payable	47,892
Trustee, management and administration fees payable	9,533
ABA Retirement Funds—program fee payable	6,834
Other accruals	37,682

Total liabilities	447,932

Net Assets (equivalent to $15.00 per unit based on 7,470,139 units outstanding)	$112,028,006

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$—

Expenses
ING—program fee	141,022
Trustee, management and administration fees	27,044
Retirement Date Fund management fee	27,163
ABA Retirement Funds—program fee	20,111
Legal and audit fees	11,932
Compliance consultant fees	8,809
Reports to unitholders	6,607
Registration fees	1,321
Other fees	4,885

Total expenses	248,894

Net investment income (loss)	(248,894)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	433,685

Change in net unrealized appreciation (depreciation)	3,919,052

Net realized and unrealized gain (loss)	4,352,737

Net increase (decrease) in net assets resulting from operations	$4,103,843

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(248,894)
Net realized gain (loss)	433,685
Change in net unrealized appreciation (depreciation)	3,919,052

Net increase (decrease) in net assets resulting from operations	4,103,843

From unitholder transactions
Proceeds from units issued	9,967,278
Cost of units redeemed	(8,611,347)

Net increase (decrease) in net assets from unitholder transactions	1,355,931

Net increase (decrease) in net assets	5,459,774

Net Assets
Beginning of period	106,568,232

End of period	$112,028,006

Number of units
Outstanding-beginning of period	7,372,493
Issued	681,229
Redeemed	(583,583)

Outstanding-end of period	7,470,139

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$—
Expenses(†)††	(0.03)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	0.58

Net increase (decrease) in unit value	0.55
Net asset value at beginning of period	14.45

Net asset value at end of period	$15.00

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%
Portfolio turnover**†††	13%
Total return**	3.81%
Net assets at end of period (in thousands)	$112,028

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement 2030 Securities Lending Series Fund Class I (cost $50,865,168 and units of 4,569,006)	$54,782,384
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $27,407,045 and units of 2,454,769)	30,934,994
Receivable for fund units sold	81,495

Total assets	85,798,873

Liabilities
Payable for investments purchased	77,043
Payable for fund units redeemed	4,452
Retirement Date Fund management fee payable	7,217
ING—program fee payable	35,838
Trustee, management and administration fees payable	7,130
ABA Retirement Funds—program fee payable	5,110
Payable for legal and audit services	10,487
Other accruals	17,068

Total liabilities	164,345

Net Assets (equivalent to $16.72 per unit based on 5,121,834 units outstanding)	$85,634,528

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$—

Expenses
ING—program fee	104,247
Trustee, management and administration fees	19,991
Retirement Date Fund management fee	20,080
ABA Retirement Funds—program fee	14,867
Legal and audit fees	8,825
Compliance consultant fees	6,515
Reports to unitholders	4,886
Registration fees	977
Other fees	3,613

Total expenses	184,001

Net investment income (loss)	(184,001)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(193,085)

Change in net unrealized appreciation (depreciation)	3,850,124

Net realized and unrealized gain (loss)	3,657,039

Net increase (decrease) in net assets resulting from operations	$3,473,038

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(184,001)
Net realized gain (loss)	(193,085)
Change in net unrealized appreciation (depreciation)	3,850,124

Net increase (decrease) in net assets resulting from operations	3,473,038

From unitholder transactions
Proceeds from units issued	10,136,859
Cost of units redeemed	(5,000,384)

Net increase (decrease) in net assets from unitholder transactions	5,136,475

Net increase (decrease) in net assets	8,609,513

Net Assets
Beginning of period	77,025,015

End of period	$85,634,528

Number of units
Outstanding-beginning of period	4,804,674
Issued	623,099
Redeemed	(305,939)

Outstanding-end of period	5,121,834

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$—
Expenses(†)††	(0.04)

Net investment income (loss)	(0.04)
Net realized and unrealized gain (loss)	0.73

Net increase (decrease) in unit value	0.69
Net asset value at beginning of period	16.03

Net asset value at end of period	$16.72

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%
Portfolio turnover**†††	12%
Total return**	4.30%
Net assets at end of period (in thousands)	$85,635

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement 2040 Securities Lending Series Fund Class I (cost $29,132,005 and units of 2,719,531)	$32,987,906
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $17,837,591 and units of 1,592,408)	20,373,266
Receivable for fund units sold	76,793

Total assets	53,437,965

Liabilities
Payable for investments purchased	75,444
Payable for fund units redeemed	1,349
Retirement Date Fund management fee payable	4,529
ING—program fee payable	22,492
Trustee, management and administration fees payable	4,474
ABA Retirement Funds—program fee payable	3,206
Payable for legal and audit services	6,661
Other accruals	10,842

Total liabilities	128,997

Net Assets (equivalent to $18.64 per unit based on 2,859,653 units outstanding)	$53,308,968

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$—

Expenses
ING—program fee	65,812
Trustee, management and administration fees	12,623
Retirement Date Fund management fee	12,679
ABA Retirement Funds—program fee	9,385
Legal and audit fees	5,568
Compliance consultant fees	4,111
Reports to unitholders	3,083
Registration fees	617
Other fees	2,280

Total expenses	116,158

Net investment income (loss)	(116,158)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(236,446)

Change in net unrealized appreciation (depreciation)	2,675,449

Net realized and unrealized gain (loss)	2,439,003

Net increase (decrease) in net assets resulting from operations	$2,322,845

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(116,158)
Net realized gain (loss)	(236,446)
Change in net unrealized appreciation (depreciation)	2,675,449

Net increase (decrease) in net assets resulting from operations	2,322,845

From unitholder transactions
Proceeds from units issued	5,930,460
Cost of units redeemed	(4,557,833)

Net increase (decrease) in net assets from unitholder transactions	1,372,627

Net increase (decrease) in net assets	3,695,472

Net Assets
Beginning of period	49,613,496

End of period	$53,308,968

Number of units
Outstanding-beginning of period	2,782,633
Issued	329,255
Redeemed	(252,235)

Outstanding-end of period	2,859,653

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$—
Expenses(†)††	(0.04)

Net investment income (loss)	(0.04)
Net realized and unrealized gain (loss)	0.85

Net increase (decrease) in unit value	0.81
Net asset value at beginning of period	17.83

Net asset value at end of period	$18.64

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%
Portfolio turnover**†††	13%
Total return**	4.54%
Net assets at end of period (in thousands)	$53,309

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Conservative Risk Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company Short Term Investment Fund (cost $421,749 and units of 421,749)	$421,749
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $3,892,399 and units of 372,336)	3,972,458
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $1,134,390 and units of 85,236)	1,263,964
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $708,390 and units of 36,841)	722,265
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $362,074 and units of 18,785)	433,359
SSgA International Index Non-Lending Series Fund Class A (cost $376,107 and units of 31,098)	397,246
Receivable for investments sold	75,232
Receivable for fund units sold	6,478
Interest receivable	88

Total assets	7,292,839

Liabilities
Payable for investments purchased	69,895
Payable for fund units redeemed	204
Investment advisory fee payable	374
ING—program fee payable	3,095
Trustee, management and administration fees payable	615
ABA Retirement Funds—program fee payable	444
Other accruals	2,050

Total liabilities	76,677

Net Assets (equivalent to $14.75 per unit based on 489,238 units outstanding)	$7,216,162

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Conservative Risk Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$245

Expenses
ING—program fee	8,618
Trustee, management and administration fees	1,651
Investment advisory fee	995
ABA Retirement Funds—program fee	1,230
Legal and audit fees	729
Compliance consultant fees	538
Reports to unitholders	404
Registration fees	81
Other fees	298

Total expenses	14,544

Net investment income (loss)	(14,299)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	112,933

Change in net unrealized appreciation (depreciation)	78,008

Net realized and unrealized gain (loss)	190,941

Net increase (decrease) in net assets resulting from operations	$176,642

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(14,299)
Net realized gain (loss)	112,933
Change in net unrealized appreciation (depreciation)	78,008

Net increase (decrease) in net assets resulting from operations	176,642

From unitholder transactions
Proceeds from units issued	2,501,653
Cost of units redeemed	(1,105,507)

Net increase (decrease) in net assets from unitholder transactions	1,396,146

Net increase (decrease) in net assets	1,572,788

Net Assets
Beginning of period	5,643,374

End of period	$7,216,162

Number of units
Outstanding-beginning of period	392,122
Issued	172,710
Redeemed	(75,594)

Outstanding-end of period	489,238

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Conservative Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†(a)	$0.00
Expenses(†)††	(0.03)

Net investment income (loss)	(0.03)
Net realized and unrealized gain (loss)	0.39

Net increase (decrease) in unit value	0.36
Net asset value at beginning of period	14.39

Net asset value at end of period	$14.75

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.88%
Ratio of net investment income (loss) to average net assets*	(0.86)%
Portfolio turnover**†††	14%
Total return**	2.50%
Net assets at end of period (in thousands)	$7,216

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Moderate Risk Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company Short Term Investment Fund (cost $386,236 and units of 386,236)	$386,236
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $5,950,446 and units of 452,054)	6,703,502
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $6,019,813 and units of 577,375)	6,160,016
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $2,338,445 and units of 206,269)	2,536,488
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $882,081 and units of 47,120)	1,087,068
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $885,507 and units of 46,204)	905,834
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $356,851 and units of 45,080)	362,172
Receivable for investments sold	191,068
Receivable for fund units sold	40,303
Interest receivable	76

Total assets	18,372,763

Liabilities
Payable for investments purchased	254,480
Payable for fund units redeemed	399
Investment advisory fee payable	889
ING—program fee payable	7,362
Trustee, management and administration fees payable	1,462
ABA Retirement Funds—program fee payable	1,050
Other accruals	4,926

Total liabilities	270,568

Net Assets (equivalent to $16.97 per unit based on 1,066,885 units outstanding)	$18,102,195

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Moderate Risk Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$209

Expenses
ING—program fee	20,599
Trustee, management and administration fees	3,947
Investment advisory fee	2,378
ABA Retirement Funds—program fee	2,938
Legal and audit fees	1,744
Compliance consultant fees	1,288
Reports to unitholders	966
Registration fees	193
Other fees	714

Total expenses	34,767

Net investment income (loss)	(34,558)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	192,317

Change in net unrealized appreciation (depreciation)	392,932

Net realized and unrealized gain (loss)	585,249

Net increase (decrease) in net assets resulting from operations	$550,691

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(34,558)
Net realized gain (loss)	192,317
Change in net unrealized appreciation (depreciation)	392,932

Net increase (decrease) in net assets resulting from operations	550,691

From unitholder transactions
Proceeds from units issued	5,402,636
Cost of units redeemed	(1,432,624)

Net increase (decrease) in net assets from unitholder transactions	3,970,012

Net increase (decrease) in net assets	4,520,703

Net Assets
Beginning of period	13,581,492

End of period	$18,102,195

Number of units
Outstanding-beginning of period	826,808
Issued	326,627
Redeemed	(86,550)

Outstanding-end of period	1,066,885

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Moderate Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†(a)	$0.00
Expenses(†)††	(0.04)

Net investment income (loss)	(0.04)
Net realized and unrealized gain (loss)	0.58

Net increase (decrease) in unit value	0.54
Net asset value at beginning of period	16.43

Net asset value at end of period	$16.97

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.88%
Ratio of net investment income (loss) to average net assets*	(0.87)%
Portfolio turnover**†††	7%
Total return**	3.29%
Net assets at end of period (in thousands)	$18,102

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Aggressive Risk Fund

Statement of Assets and Liabilities

Unaudited

March 31, 2010
Assets
Investments in affiliated funds, at value:
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $2,940,466 and units of 217,074)	$3,218,987
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $1,223,972 and units of 104,708)	1,287,595
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $768,898 and units of 73,255)	781,556
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $301,258 and units of 15,222)	351,162
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $176,143 and units of 21,855)	175,581
Receivable for investments sold	75,271
Receivable for fund units sold	8,702

Total assets	5,898,854

Liabilities
Payable for investments purchased	45,975
Payable for fund units redeemed	173
Investment advisory fee payable	284
ING—program fee payable	2,348
Trustee, management and administration fees payable	466
ABA Retirement Funds—program fee payable	336
Other accruals	1,509

Total liabilities	51,091

Net Assets (equivalent to $19.38 per unit based on 301,806 units outstanding)	$5,847,763

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Aggressive Risk Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Investment income	$—

Expenses
ING—program fee	6,413
Trustee, management and administration fees	1,231
Investment advisory fee	742
ABA Retirement Funds—program fee	917
Legal and audit fees	546
Compliance consultant fees	403
Reports to unitholders	302
Registration fees	60
Other fees	224

Total expenses	10,838

Net investment income (loss)	(10,838)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	116,056

Change in net unrealized appreciation (depreciation)	98,948

Net realized and unrealized gain (loss)	215,004

Net increase (decrease) in net assets resulting from operations	$204,166

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$(10,838)
Net realized gain (loss)	116,056
Change in net unrealized appreciation (depreciation)	98,948

Net increase (decrease) in net assets resulting from operations	204,166

From unitholder transactions
Proceeds from units issued	2,443,937
Cost of units redeemed	(1,012,023)

Net increase (decrease) in net assets from unitholder transactions	1,431,914

Net increase (decrease) in net assets	1,636,080

Net Assets
Beginning of period	4,211,683

End of period	$5,847,763

Number of units
Outstanding-beginning of period	226,145
Issued	129,821
Redeemed	(54,160)

Outstanding-end of period	301,806

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Aggressive Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Investment income†	$—
Expenses(†)††	(0.04)

Net investment income (loss)	(0.04)
Net realized and unrealized gain (loss)	0.80

Net increase (decrease) in unit value	0.76
Net asset value at beginning of period	18.62

Net asset value at end of period	$19.38

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.88%
Ratio of net investment income (loss) to average net assets*	(0.88)%
Portfolio turnover**†††	14%
Total return**	4.08%
Net assets at end of period (in thousands)	$5,848

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Assets and Liabilities

Unaudited

	March 31, 2010
Assets
American Bar Association Members/State Street Collective Trust investment funds, at value:
Bond Core Plus Fund (cost $88,167,718 and units of 4,544,048)	$111,470,935	(a)
Large Cap Equity Fund (cost $130,685,719 and units of 13,068,293)	167,089,893	(a)
Receivable for investments sold	2,196,811

Total assets	280,757,639

Liabilities
Payable for investments purchased	2,183,211
Payable for fund units redeemed	13,600

Total liabilities	2,196,811

Net Assets (equivalent to $85.93 per unit based on 3,241,852 units outstanding)	$278,560,828

(a)	Indicates an affiliated issuer.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Operations

Unaudited

For the period January 1, 2010 to March 31, 2010
Net investment income (loss)	$—

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Bond Core Plus Fund	1,764,951
Large-Cap Equity Fund	2,465,966

Net realized gain (loss)	4,230,917

Change in net unrealized appreciation (depreciation)	6,521,526

Net realized and unrealized gain (loss)	10,752,443

Net increase (decrease) in net assets resulting from operations	$10,752,443

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2010 to March 31, 2010
From operations
Net investment income (loss)	$—
Net realized gain (loss)	4,230,917
Change in net unrealized appreciation (depreciation)	6,521,526

Net increase (decrease) in net assets resulting from operations	10,752,443

From unitholder transactions
Proceeds from units issued	10,546
Cost of units redeemed	(17,005,034)

Net increase (decrease) in net assets from unitholder transactions	(16,994,488)

Net increase (decrease) in net assets	(6,242,045)

Net Assets
Beginning of period	284,802,873

End of period	$278,560,828

Number of units
Outstanding-beginning of period	3,443,359
Issued	151
Redeemed	(201,658)

Outstanding-end of period	3,241,852

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ State Street Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 1, 2010 to March 31, 2010
Net investment income (loss)	$—
Net realized and unrealized gain (loss)	3.22

Net increase (decrease) in unit value	3.22
Net asset value at beginning of period	82.71

Net asset value at end of period	$85.93

Ratios/Supplemental Data:
Portfolio turnover*†	1%
Total return*	3.89%
Net assets at end of period (in thousands)	$278,561

*	Not annualized.
†	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolios of the Bond Core Plus Fund and Large Cap Equity Fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements

(Unaudited)

1. Description of the Trust

American Bar Association Members/State Street Collective Trust (the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust, as amended and restated on December 5, 1991 and as amended thereafter. Since December 1, 2004, State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”) acts as trustee of the Collective Trust. The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the ABA Retirement Funds Program (the “Program”). The Trust offers twenty separate collective investment funds, including five Managed Funds, six Index Funds, the Real Asset Return Fund, five Retirement Date Funds and three Target Risk Funds (collectively, the “Funds”). The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

Managed Funds

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity. As of March 31, 2010, SARF invested all of its assets in the State Street Global Advisors (“SSgA”) Stable Asset Fund Trust (“SAFT”), a separate State Street Bank and Trust Company (“State Street Bank”) collective investment fund which invests in investment contracts (“Traditional Investment Contracts”), “Synthetic Investment Contracts,” which represent individual high quality fixed income and asset backed securities subject to benefit responsive wrap contracts issued by financial institutions (“Benefit Responsive Providers”), and collective investment funds maintained by State Street Bank that invest in high quality fixed income and asset backed securities. SAFT also invests a portion of its assets in the State Street Bank Short Term Investment Fund (“STIF”), a short-term income collective investment fund maintained by State Street Bank in order to maintain liquidity for SAFT (a so-called cash buffer, the “Cash Buffer”). The Stable Asset Return Fund is the only investor in SAFT, while retirement plans other than those adopted under the Program also invest in STIF. The annual financial statements of STIF and SAFT are available from State Street Bank upon request.

Bond Core Plus Fund (formerly Intermediate Bond Fund)—invests primarily in debt securities of varying maturities, with an average portfolio duration of three to six years, with the objective of achieving a total return from current income and capital appreciation.

Large Cap Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion. Invests in common stocks and SSgA Russell Large Cap® Index Non-Lending Series Fund Class A and the SSgA Russell Large-Cap® Index Securities Lending Series Fund Class I, each of which is a separate collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 1000® Index. As of March 31, 2010, 2.4% of the Fund’s net assets were invested in the SSgA Russell Large Cap® Index Non-Lending Series Fund Class A and 7.2% of the Fund’s net assets were invested in the SSgA Russell Large-Cap® Index Securities Lending Series Fund Class I. These underlying funds’ annual financial statements are available from State Street Bank upon request.

Small-Mid Cap Equity Fund—long term growth of capital through investment in common stocks and equity-type securities of U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion. Invests in common stocks and the SSgA Russell Small Cap® Index Securities Lending Series Fund Class I and the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, each of which is a separate collective investment fund maintained by State Street Bank that invests

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

in securities contained in the Russell 2000® Index. As of March 31, 2010, less than 0.1% of the Fund’s net assets were invested in the SSgA Russell Small Cap® Index Securities Lending Series Fund Class I and 3.3% of the Fund’s net assets were invested in the SSgA S&P MidCap® Index Non-Lending Series Fund Class A. These underlying funds’ annual financial statements are available from State Street Bank upon request.

International All Cap Equity Fund (formerly International Equity Fund)—long term growth of capital primarily through investment in common stocks and other equity securities of non-U.S. domiciled companies.

Index Funds

Bond Index Fund—replication of the total return, after taking into account Fund expenses, of the U.S. investment-grade bond market represented by the Barclays Capital U.S. Aggregate Bond Index. As of March 31, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Large Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the S&P 500®. As of March 31, 2010, 100% of the Fund’s assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®. This underlying fund’s annual financial statements are available from State Street Bank upon request.

All Cap Index Equity Fund (formerly Index Equity Fund)—replication of the total return, after taking into account Fund expenses, of the Russell 3000® Index. As of March 31, 2010, 57.2% of the Fund’s net assets in aggregate were invested in the SSgA Russell All Cap® Index Securities Lending Series Fund Class I and 42.8% of the Fund’s net assets in aggregate were invested in the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, each of which is a separate collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index. These underlying funds’ annual financial statements are available from State Street Bank upon request.

Mid Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the S&P MidCap 400®. As of March 31, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®. This underlying fund’s annual financial statements are available from State Street Bank upon request.

Small Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the Russell 2000® Index. As of March 31, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index. This underlying fund’s annual financial statements are available from State Street Bank upon request.

International Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index. As of March 31, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index. This underlying fund’s annual financial statements are available from State Street Bank upon request.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

Lifetime Income Retirement Date Fund—invests in the SSgA Target Retirement Income Securities Lending Series Fund Class I and the SSgA Target Retirement Income Non-Lending Series Fund Class A. As of March 31, 2010, 60.7% of the Fund’s net assets were invested in the Lending Series Fund and 39.3% were invested in the Non-Lending Series Fund.

2010 Retirement Date Fund—invests in the SSgA Target Retirement 2010 Securities Lending Series Fund Class I and the SSgA Target Retirement 2010 Non-Lending Series Fund Class A. As of March 31, 2010, 62.3% of the Fund’s net assets were invested in the Lending Series Fund and 37.7% were invested in the Non-Lending Series Fund.

2020 Retirement Date Fund—invests in the SSgA Target Retirement 2020 Securities Lending Series Fund Class I and the SSgA Target Retirement 2020 Non-Lending Series Fund Class A. As of March 31, 2010, 63.6% of the Fund’s net assets were invested in the Lending Series Fund and 36.4% were invested in the Non-Lending Series Fund.

2030 Retirement Date Fund—invests in the SSgA Target Retirement 2030 Securities Lending Series Fund Class I and the SSgA Target Retirement 2030 Non-Lending Series Fund Class A. As of March 31, 2010, 64.0% of the Fund’s net assets were invested in the Lending Series Fund and 36.0% were invested in the Non-Lending Series Fund.

2040 Retirement Date Fund—invests in the SSgA Target Retirement 2040 Securities Lending Series Fund Class I and the SSgA Target Retirement 2040 Non-Lending Series Fund Class A. As of March 31, 2010, 61.9% of the Fund’s net assets were invested in the Lending Series Fund and 38.1% were invested in the Non-Lending Series Fund.

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

The Aggressive Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds or cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, and SSgA Russell All Cap Index Non-Lending Series Fund Class A. The Aggressive Risk Fund is designed for investors who want to maximize growth and capital appreciation. This Fund is expected to have the highest volatility of returns among the Target Risk Funds.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of March 31, 2010, 40.0% and 60.0% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

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

The trustee for Quality D has informed the Trust that a disparity between the constant or amortized cost net asset value and the net asset value based on fair market value has existed during the three-month period ended March 31, 2010 and is primarily attributable to unrealized losses on longer duration instruments stemming from a lack of liquidity in the secondary market rather than from any impairment to the underlying assets. The trustee of Quality D continues to believe that these longer duration instruments will mature at par and that selling these assets in the short term would result in realized losses that would not be in the best interest of all unitholders of Quality D. Accordingly, the trustee for Quality D has applied withdrawal safeguards. In order to maintain long-term value for all unitholders in Quality D, any unitholder in Quality D, including the Funds and the Balanced Fund, that expressly or otherwise effectively terminates its participation in the securities lending program would, on redemption, receive an in-kind pro rata share of the securities held by Quality D. The trustee of Quality D continues, however, to transact normal daily activity, such as new loans, loan returns, plan participant-directed transactions and daily marks to market, at $1.00 per unit. The financial statements of Quality D are available from State Street Bank upon request.

State Street Bank collective investment funds in which the Funds and the Balanced Fund invest may participate in securities lending and may invest their cash collateral in Series Quality Trust for SSgA Funds Trust Fund (“Quality Trust”), a fund that operates in a manner similar to Quality D (collectively with Quality D, the “Cash Collateral Funds”). This fund also has experienced a discrepancy between constant asset values and net asset values based on fair market values of these securities for the same reasons as described above, and also has imposed withdrawal safeguards for participants terminating participation in the securities lending program, although the trustee of Quality Trust currently permits limited monthly withdrawals by investors in Quality Trust. The financial statements of Quality Trust are available from State Street Bank upon request.

Although the level of redemptions in connection with plan activity is being monitored by the Trustee, as to the Funds and the Balanced Fund, and State Street Bank, as to the Cash Collateral Funds, no plan withdrawal decisions initiated by a plan sponsor have been limited by the Funds or the Balanced Fund through March 31, 2010. If the level of redemption activity, either through participant activity or plan activity, were to materially increase in the future, the Trustee, as to the Funds and the Balanced Fund, and State Street Bank, as to the Cash Collateral Funds, retain the right to impose limitations on such activity.

The Cash Collateral Funds’ per unit net asset values, and the net asset value of the Funds and the Balanced Fund investing directly or indirectly in Cash Collateral Funds, reflected in their financial statements are based on United States generally accepted accounting principles (“GAAP”) at fair value and differ from the per unit net asset values calculated for purpose of transactions experienced by participants in their accounts. The difference is driven by the GAAP valuation of the Cash Collateral Funds (See Note 6). Such difference in valuation as of March 31, 2010 has narrowed from the difference in valuation as of December 31, 2008 and December 31, 2009, reflecting higher GAAP valuations of the Cash Collateral Funds on March 31, 2010.

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

Other fixed income securities may be priced using a pricing matrix to determine the value of fixed income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund or the Balanced Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds.

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

•	Level 1 – quoted prices in active markets for identical securities.

•

Level 2 – other significant observable inputs. Observable inputs are inputs that other market participants would use in valuing a portfolio instrument. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others in active markets and markets that are not active.

•	Level 3 – significant unobservable inputs (including a Fund’s own assumptions in determining the fair value of investments).

A Fund or Balanced Fund may record changes to valuations based on the amount that might reasonably be expected to be received for a security upon its current sale consistent with the fair value measurement objective. Each determination is based on a consideration of all relevant factors, which are likely to vary from one pricing context to another. Examples of such factors may include, but are not limited to, the type of the security, the existence of any contractual restrictions on the security’s disposition, the price of comparable securities, quotations or evaluated prices from broker-dealers and/ or pricing services, information obtained from the issuer, analysts, and/or the appropriate stock exchange (for exchange-traded securities), an analysis of the company’s financial statements, an evaluation of the forces that influence the issuer and the market(s) in which the security is purchased and sold, and with respect to debt securities, the maturity, coupon, creditworthiness, currency denomination, and movement of the market in which the security is normally traded. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value realized upon sale.

Level 2 All applicable Funds value their direct and indirect investments in Cash Collateral Funds at their fair values, and have recognized unrealized losses. However, the Funds have continued to value their investments in the Cash Collateral Funds for purposes of participant transactions at the amortized cost based values used by the Cash Collateral Funds for daily transactions.

The following is a summary of the inputs used in valuing the Funds’ and the Balanced Fund’s assets and liabilities, as well as a reconciliation of Level 3 assets for which significant unobservable inputs were used in determining value:

Bond Core Plus Fund	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$3,320,611	$—	$3,320,611
U.S. Government & Agency Obligations	—	187,355,733	—	187,355,733
Foreign Government Obligations	—	10,810,666	—	10,810,666
Municipals	—	10,232,043	—	10,232,043
Corporate Bonds	—	63,839,166	—	63,839,166

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Bond Core Plus Fund	Level 1	Level 2	Level 3	Total
Bank Loans	—	8,002,932	—	8,002,932
Convertible Preferred Stock	1,460,250	—	—	1,460,250
Short-Term Investments	—	56,735,066	—	56,735,066
Derivatives*	1,396,163	11,456	—	1,407,619

Total	$2,856,413	$340,307,673	$—	$343,164,086

Liabilities
Derivatives*	$(9,666)	$(197,639)	—	$(207,305)

Total	$(9,666)	$(197,639)	$—	$(207,305)

*	Derivatives include unrealized appreciation/depreciation on open futures contracts, foreign forward currency contracts and interest rate swap contracts.

Financial instruments that trade in markets that are not considered to be active but are valued with standard inputs, such as listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Evaluators may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. The financial instruments classified within Level 2 include, U.S. Corporate Asset-Backed Securities, U.S. Government & Agency Obligations, Foreign Government Obligations, Municipals, Corporate Bonds, and Bank Loans.

Level 2 interest rate swaps are marked-to-market daily based upon quotations from brokers or market makers and the change in value, if any, is recorded as unrealized appreciation or depreciation. An industry recognized model is used to calculate the value of interest rate swaps. The model discounts the cash flows at each coupon adjustment date. The Investment Advisor trading desk provides interest rate yield curve data, this data is based on current market sentiment and is validated against recent trading activity. Interest rates are compared with the market in order to validate results.

Large Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$23,037,809	$—	$—	$23,037,809
Communications	84,900,271	—	—	84,900,271
Consumer, Cyclical	75,243,848	—	—	75,243,848
Consumer, Non-Cyclical	200,086,301	—	—	200,086,301
Energy	78,213,488	—	—	78,213,488
Financial	79,792,975	—	—	79,792,975
Industrial	66,167,105	—	—	66,167,105
Technology	89,889,394	—	—	89,889,394
Utilities	21,355,047	—	—	21,355,047
Collective Investment Funds	—	77,316,043	—	77,316,043
Short-Term Investments	—	133,901,969	—	133,901,969

Total	$718,686,238	$211,218,012	$—	$929,904,250

International All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$4,429,523	$—	$4,429,523
Austria	—	1,331,193	—	1,331,193
Belgium	—	2,084,880	—	2,084,880
Bermuda	—	509,102	—	509,102
Brazil	—	2,478,844	—	2,478,844
Canada	4,595,732	—	—	4,595,732
Cayman Islands	236,730	901,216	—	1,137,946
China	—	997,607	—	997,607
Czech Republic	—	571,688	—	571,688

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Denmark	—	522,671	—	522,671
Finland	—	1,419,533	—	1,419,533
France	—	12,074,712	—	12,074,712
Germany	—	11,107,299	—	11,107,299
Greece	—	1,605,730	—	1,605,730
Hong Kong	495,240	2,677,435	—	3,172,675
Hungary	—	46,063	—	46,063
Ireland	—	1,552,625	—	1,552,625
Israel	1,160,486	—	—	1,160,486
Italy	—	3,177,497	—	3,177,497
Japan	—	28,335,904	—	28,335,904
Korea, Republic of	—	3,327,640	—	3,327,640
Luxembourg	1,263,619	—	—	1,263,619
Malaysia	—	734,309	—	734,309
Mexico	689,456	—	—	689,456
Netherlands	—	3,589,942	—	3,589,942
New Zealand	—	158,394	—	158,394
Norway	—	1,716,712	—	1,716,712
Papua New Guinea	—	657,536	—	657,536
Philippines	1,005,394	—	—	1,005,394
Portugal	—	766,337	—	766,337
Singapore	—	2,860,191	—	2,860,191
South Africa	—	4,024,646	—	4,024,646
Spain	—	4,132,887	—	4,132,887
Sweden	—	1,263,623	—	1,263,623
Switzerland	467,376	11,250,821	—	11,718,197
Taiwan	1,462,087	2,222,001	—	3,684,088
Thailand	—	1,948,362	—	1,948,362
Turkey	—	721,420	—	721,420
United Kingdom	3,391,222	22,269,808	—	25,661,030
United States	1,529,061	—	—	1,529,061
Collective Investment Funds	—	7,471,216	—	7,471,216
Short-Term Investments	—	15,950,044	—	15,950,044

Total	$16,296,403	$160,889,411	$—	$177,185,814

Level 2 consists of non-U.S. equities which receive price quotes from all primary and secondary exchanges, however, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade, a valuation adjustment may be appropriate. Specifically, under appropriate circumstances, State Street will utilize a fair value model for the International All Cap Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets.

Small-Mid Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$13,478,907	$—	$—	$13,478,907
Communications	16,639,453	—	—	16,639,453
Consumer, Cyclical	42,837,319	—	—	42,837,319
Consumer, Non-Cyclical	57,648,880	—	—	57,648,880
Energy	17,212,869	—	14,828	17,227,697
Financial	53,328,238	—	—	53,328,238
Industrial	39,283,371	—	—	39,283,371
Technology	29,361,263	—	—	29,361,263
Utilities	10,443,457	—	—	10,443,457
Collective Investment Funds	—	14,271,183	—	14,271,183
Short-Term Investments	—	160,603,290	—	160,603,290

Total	$280,233,757	$174,874,473	$14,828	$455,123,058

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Small-Mid Cap Equity Fund Level 3 Roll Forward	Common Stock and/or Other Equity Investments
Balance as of January 1, 2010	$308,692
Accrued discounts/premiums	—
Realized gain (loss)	—
Change in unrealized appreciation (depreciation)	(293,864)
Net purchases (sales)	—
Net transfers in and/or out of Level 3	—

Balance as of March 31, 2010	$14,828

The Level 3 equity amount consists of a single private equity position, it is not traded in an active market and is subject to transfer restrictions. The main input to determine fair market value is based solely on cash assets less accrued liabilities for estimated tax and administrative expenses.

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$278,560,828	$—	$278,560,828

Total	$—	$278,560,828	$—	$278,560,828

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$276,236,936	$—	$276,236,936

Total	$—	$276,236,936	$—	$276,236,936

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$986,232,875	$—	$986,232,875

Total	$—	$986,232,875	$—	$986,232,875

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$31,722,515	$—	$31,722,515

Total	$—	$31,722,515	$—	$31,722,515

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$63,156,163	$—	$63,156,163

Total	$—	$63,156,163	$—	$63,156,163

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$112,139,597	$—	$112,139,597

Total	$—	$112,139,597	$—	$112,139,597

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$85,717,378	$—	$85,717,378

Total	$—	$85,717,378	$—	$85,717,378

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$53,361,172	$—	$53,361,172

Total	$—	$53,361,172	$—	$53,361,172

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$28,358,542	$—	$28,358,542

Total	$—	$28,358,542	$—	$28,358,542

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$18,032,775	$—	$18,032,775

Total	$—	$18,032,775	$—	$18,032,775

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$29,550,298	$—	$29,550,298

Total	$—	$29,550,298	$—	$29,550,298

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$38,998,757	$—	$38,998,757

Total	$—	$38,998,757	$—	$38,998,757

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$40,267,850	$—	$40,267,850

Total	$—	$40,267,850	$—	$40,267,850

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$6,789,292	$—	$6,789,292
Short-Term Investments	—	421,749	—	421,749

Total	$—	$7,211,041	$—	$7,211,041

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$17,755,080	$—	$17,755,080
Short-Term Investments	—	386,236	—	386,236

Total	$—	$18,141,316	$—	$18,141,316

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$5,814,881	$—	$5,814,881

Total	$—	$5,814,881	$—	$5,814,881

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$7,891,867	$—	$7,891,867

Total	$—	$7,891,867	$—	$7,891,867

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

For all funds other than the Bond Core Plus Fund, Level 2 Collective Investment Funds are funds with market value determined by a custodian using observable inputs to calculate the transaction price. In addition to their specified investments, the funds may also engage in transactions in derivatives, including, but not limited to, futures, swaps, options and other derivative instruments (including but not limited to equity index futures, foreign currency forwards and similar derivatives) or other investments as State Street Bank deems appropriate under the circumstances.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

B. Stable Asset Return Fund

SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts, high quality short-term income securities and investments in STIF and the State Street Bank Mortgage Backed Securities Non-Lending Fund. SAFT has entered into a global fully benefit responsive investment contract with four different financial institutions which are so called “Synthetic GICs” or “Synthetic Investment Contracts” as described below. On a daily basis, SARF accrues dividend income based on the income credited by SAFT. SARF does not distribute income and any increase to the net assets is reflected by an increase to the unit value. Each month the dividend income earned by SARF is reinvested into SAFT. As a result of its investment in SAFT, SARF is subject to the specialized accounting provisions described below. The Statement of Assets and Liabilities presents the fair value of the investment contracts held by SAFT with a separate adjustment to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis. Because SARF invests only in SAFT, the Trust is providing the following accounting policies of SAFT:

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

The fair value of traditional GICs is determined using a discounted cash flow methodology where the individual contract cash flows are discounted at the prevailing interpolated swap rate as of period end.

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

Events disqualifying an underlying investment include but are not limited to bankruptcy of the security issuer or default or restricted liquidity of the security. The portfolio is owned by SAFT. SAFT purchases a wrap contract from an insurance company, bank or other financial services institution (Benefit Responsive Providers), if available. The portfolio, coupled with the wrap contract, attempts to replicate the characteristics of a traditional GIC. Synthetic Investment Contracts represent individual high quality fixed income and asset backed securities subject to benefit responsive wrap contracts issued by financial institutions. Individual assets of the Synthetic Investment Contract are generally valued at representative quoted market prices. Short-term securities, if any, are valued at amortized cost, which approximates market value. Debt securities are valued on the basis of valuations furnished by a pricing service approved by the Trustee of SAFT, which determines valuations using methods based on market transactions for comparable securities and various relationships between securities which are generally recognized by institutional traders. Investments in registered investment companies or collective investment funds are valued at the net asset value per share/unit on the valuation date. Securities for which market quotations are not readily available, or that have quotations which management believes are not appropriate, are valued at fair value as determined in good faith by the Trustee of SAFT or its agent. The fair value of the wrap contracts is determined using the market approach discounting methodology which incorporates the difference between current market level rates for contract level wrap fees and the wrap fee being charged. The difference is calculated as a dollar value and discounted by the prevailing interpolated swap rate as of period-end.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

A bank investment contract is an investment contract issued by a bank, with features (other than annuity provisions) comparable to a GIC.

Synthetic Investment Contracts generally require a Cash Buffer of a certain level to be maintained in order to provide liquidity for the stable value fund. The wrap contracts in place as of March 31, 2010 held by SAFT require a Cash Buffer of a minimum of 20% of the net asset value of SAFT. At March 31, 2010, the Cash Buffer was 31.8% of such net assets.

A Synthetic Investment Contract attempts to protect principal and accumulated interest and credits a stated interest rate for a specified period of time (e.g. monthly or quarterly). Under the terms of the wrap contracts, assets subject to Synthetic Investment Contracts are credited at a rate (the “Crediting Rate”) agreed to with the issuer of the benefit-responsive Investment Contract (which rate is adjusted periodically, but not below zero, to reflect the performance of the underlying securities of the Synthetic Investment Contract) for purposes of permitting the contract to be benefit-responsive. Investment gains and losses are amortized over the expected duration through the calculation of the applicable Crediting Rate to SAFT on a prospective basis. The Crediting Rate is primarily based on the current yield-to-maturity of the covered investments, plus or minus amortization of the difference between the market value and contract value of the covered investments over the duration of the covered investments at the time of computation. The Crediting Rate is most impacted by the change in the annual effective yield to maturity of the underlying securities, but is also affected by the differential between the contract value and the market value of the covered investments. This difference is amortized over the duration of the covered investments. Depending on the change in duration from each reset period, the magnitude of the impact to the Crediting Rate of the contract to market difference is heightened or lessened. The Crediting Rate can be adjusted periodically and is usually adjusted either monthly or quarterly, but in no event is the Crediting Rate less than zero. The Crediting Rate may be impacted by, among other things, volatility and illiquidity in the fixed-income securities market. If the market value of the underlying investments held by SAFT as a whole is lower than their contract value, the Crediting Rate may be lower than the return on the underlying investments. Significant additional contributions from participants may in certain cases increase market value attributed to the underlying investments and increase the Crediting Rate and SAFT’s return. Redemptions may have an opposite effect, where if SAFT experiences significant redemptions when the market value is below the contract value, SAFT’s return and the Crediting Rate may be reduced to zero.

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

For example, retirement benefit payments that occur because an employer has offered a subsidized early retirement program will not transact at contract value unless the scope of the program is not material or the investment contract includes a “contract value corridor.” Whether an employer-initiated event is probable is foremost within the knowledge of the employer, but in the normal course may be communicated to the investment manager of SAFT. While the investment manager may take action to minimize or eliminate the impact of the employer initiated event, there is no assurance that the issuer will continue to transact at contract value once the corridor is used. In that case, SAFT would be unable to maintain the ability to transact at contract value.

As of March 31, 2010, the occurrence of an event that would limit the ability of SAFT to transact at contract value with the participants is not probable. Please refer to Note 9 for information on events subsequent to March 31, 2010.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

The issuer may be in default if it breaches a material obligation under the investment contract; makes a material misrepresentation; has a decline in its long-term credit rating below a threshold set forth in the contract; or is acquired or reorganized and the successor issuer does not satisfy the investment or credit guidelines applicable to issuers. If, in the event of default of an issuer, SAFT were unable to obtain a replacement investment contract, withdrawing plans may experience losses if the value of SAFT’s assets no longer covered by the contract is below contract value. SAFT may seek to add additional issuers over time to diversify SAFT’s exposure to such risk, but there is no assurance that SAFT will be able to do so, especially in light of the recent withdrawal of several large issuers of wrap contracts from the Synthetic Investment Contract market and the dearth of new issuers of wrap contracts. The combination of the default of an issuer and an inability to obtain a replacement agreement could render SAFT unable to achieve its objective of maintaining a stable contract value.

The terms of an investment contract generally provide for settlement of payments only upon termination of the contract or total liquidation of the covered investments. Generally, payments under a global Synthetic Investment Contract will be made pro rata, based on the percentage of investments covered by each issuer. Contract termination occurs whenever the contract value or market value of the covered investments reaches zero or upon certain events of default. If the contract terminates due to issuer default (other than a default occurring because of a decline in its rating), the issuer will generally be required to pay to SAFT the excess, if any, of contract value over market value on the date of termination. If a Synthetic Investment Contract terminates due to a decline in the ratings of the issuer, the issuer may be required to pay to SAFT the cost of acquiring a replacement contract (i.e. replacement cost) within the meaning of the contract. If the contract terminates when the market value equals zero, the issuer must pay to SAFT the excess of contract value over market value to the extent necessary for SAFT to satisfy outstanding contract value withdrawal requests. Contract termination also may occur by either party upon election and notice.

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

Effective February 9, 2009, Bank of America, N.A. (“Bank of America”) excluded from the coverage of its Synthetic Investment Contracts, including its Synthetic Investment Contract with SAFT, any net increases in the amount subject to such Synthetic Investment Contract (other than increases in the value of underlying securities and any interest earned thereon). This action by Bank of America has resulted in the other current Benefit Responsive Providers not covering their respective shares (25% each) of any such net increases. Any such net increases have been allocated to SAFT’s Cash Buffer which is invested in Short-Term Investment Products, and will likely be so allocated in the foreseeable future. At the discretion of State Street, net new participant cash flows will be invested in traditional GICs or in the Cash Buffer through portfolio cash vehicles going forward; although it is anticipated that any net new participant cash flows will be invested in the Cash Buffer in the foreseeable future. Please see Note 9 for certain subsequent events relating to the Benefit Responsive Providers, including termination notices issued by UBS AG (“UBS”) and JPMorgan Chase Bank, N.A. (“JPMorgan”).

v. Investment Transactions and Income

Investment transactions are accounted for on the trade date. Interest income is recorded on the accrual basis. Income from investment contracts is recorded at the contract rate, which in the case of synthetic investment contracts is referred to as the crediting rate. Crediting rates on synthetic contracts are net of fees to the issuer of the wrap contract (wrap fees) and custody fees on underlying assets. For fully benefit-responsive synthetic investment contracts, earnings on the underlying assets are factored into the next computation of the crediting rate re-set. Interest income is accrued and reinvested daily. Reinvested units are issued to unitholders on a pro-rata basis.

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

Notes to Financial Statements—Continued

(Unaudited)

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

viii. Adjustments to Contract Value

At March 31, 2010, all investment contracts held by SAFT were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of SAFT’s fully benefit-responsive investment contracts during 2010 is reflected below:

	March 31, 2010	December 31, 2009	Change
Net assets (at fair value)	$986,233,189	$1,015,748,390	$(29,515,201)
Net assets (at contract value)	981,157,270	1,007,415,006	(26,257,736)
Adjustment to fair value	(5,075,919)	(8,333,384)	3,257,465

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analyses disclosures. These are estimates calculated based on the current Crediting Rate, are not intended to serve as a projection or guarantee of future rates of return to be earned by SAFT and make an assumption that there is no change in the duration of the underlying investment portfolio, which will likely not be the case if replacement wrap providers can not be secured to replace JPMorgan and UBS (see Note 9).

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2010	2.34%
June 30, 2010		2.04%	2.10%	2.22%	2.27%
September 30, 2010		1.89%	2.01%	2.25%	2.35%
December 31, 2010		1.76%	1.94%	2.27%	2.43%
March 31, 2011		1.65%	1.87%	2.29%	2.49%

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2010	2.34%
June 30, 2010		2.18%	2.19%	2.20%	2.19%
September 30, 2010		2.01%	2.09%	2.23%	2.28%
December 31, 2010		1.86%	2.00%	2.25%	2.37%
March 31, 2011		1.74%	1.92%	2.27%	2.44%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	1.48%
Based on interest rate credited to participants (2)	2.29%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on March 31, 2010 by the fair value of investments on March 31, 2010.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

(2)	Computed by dividing the annualized one-day earnings credited to participants on March 31, 2010 by the fair value of investments on March 31, 2010.

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

Notes to Financial Statements—Continued

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

At March 31, 2010, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Cost	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar Futures	286	$70,347,938	September 2010	$769,537
90 Day Eurodollar Futures	128	31,638,850	June 2010	242,750
2 Year U.S. Treasury Futures	19	4,123,547	June 2010	(1,437)
90 Day Euribor Futures	20	6,676,274	December 2010	12,849
Germany Federal Republic Bonds	60	9,959,497	June 2010	50,349
Germany Federal Republic Bonds	60	9,471,633	June 2010	29,403

				$1,103,451

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

Notes to Financial Statements—Continued

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

As of March 31, 2010, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Brazilian Real	$393,075	$224,460	04/05/10	$(4,213)
Purchase	Brazilian Real	393,075	218,533	06/02/10	(870)
Purchase	Mexican Peso	1,924,572	144,228	04/22/10	11,685
Sale	Australian Dollar	642,000	588,008	04/30/10	285
Sale	Australian Dollar	17,000	15,136	04/01/10	(467)
Sale	Australian Dollar	625,000	570,978	04/01/10	(2,679)
Sale	Brazilian Real	393,075	221,201	04/05/10	954
Sale	Euro	2,737,000	3,865,602	04/26/10	162,114
Sale	Euro	2,738,000	3,727,560	04/26/10	22,719
Sale	Euro	436,000	593,654	04/26/10	3,694
Sale	Euro	3,915,000	5,387,287	04/26/10	89,824

					$283,046

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

At March 31, 2010, the Bond Core Plus Fund held the following interest rate swap contracts:

				Rate Type
Notional Amount	Net Cost/ (Proceeds)	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate	Unrealized Appreciation/ (Depreciation)
6,100,000 BRL	$(61,765)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (b)	10.115%	$(144,508)
4,000,000 BRL	(35,463)	UBS (a)	01/02/2012	CDI-Brazil (b)	10.575%	(45,323)
800,000 BRL	—	UBS (a)	01/02/2012	CDI-Brazil (b)	11.020%	2,577
19,500,000 BRL	37,264	Merrill Lynch (a)	01/02/2012	CDI-Brazil (b)	10.990%	8,879
9,600,000 BRL	3,116	Barclays (a)	01/02/2014	CDI-Brazil (b)	11.990%	(7,808)

	$(56,848)					$(186,183)

(a)	Fund receives the fixed rate and pays the floating rate.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

(b)	CDI – Brazil is the interbank lending rate of Brazil as published by the Central Bank of Brazil.

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

For the three-month period ended March 31, 2010, the Fund had not written any call or put options or entered into any swaption contracts.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received by, the Bond Core Plus Fund for each type of derivative contract at March 31, 2010 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statement of Assets and Liabilities.

At March 31, 2010, the Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund	Futures Contracts (a)	$1,104,888	$—	$—	$—	$1,104,888
	Forward Contracts (b)	—	291,275	—	—	291,275
	Swap Contracts (c)	48,720	—	—	—	48,720

	Total Value	$1,153,608	$291,275	$—	$—	$1,444,883

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized appreciation of forward currency exchange contracts
(c)	Swap contracts, at value

Liability Derivatives

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund	Futures Contracts (a)	$1,437	$—	$—	$—	$1,437
	Forward Contracts (b)	—	8,229	—	—	8,229
	Swap Contracts (c)	291,751	—	—	—	291,751

	Total Value	$293,188	$8,229	$—	$—	$301,417

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized depreciation of forward currency exchange contracts
(c)	Swap contracts, at value

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$980,127	$—	$—	$—	$980,127
	Forward Contracts (b)	—	418,496	—	—	418,496
	Swap Contracts (c)	124,584	—	—	—	124,584

	Total Value	$1,104,711	$418,496	$—	$—	$1,523,207

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$705,116	$—	$—	$—	$705,116
	Forward Contracts (b)	—	171,219	—	—	171,219
	Swap Contracts (c)	(118,859)	—	—	—	(118,859)

	Total Value	$586,257	$171,219	$—	$—	$757,476

Each of the above derivatives are located in the following Statement of Operations accounts.

(a)	Net unrealized appreciation/(depreciation) futures contracts
(b)	Net unrealized appreciation/(depreciation) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
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

A fee is paid to each Investment Advisor for certain of the Funds based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees paid to each Investment Advisor during the three-month period ended March 31, 2010 are listed below and the asset based fees range from the highest rate of .75% to the lowest rate of .18% among the various Investment Advisors.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Investment Advisor	Fees for the Period Ended March 31, 2010
Altrinsic Global Advisors, LLC (International All Cap Equity Fund)	$50,612
C.S. McKee, L.P. (Large Cap Equity Fund)	174,220
Columbus Circle Investors (Large Cap Equity Fund)	121,007
Delaware Investment Advisers (Large Cap Equity Fund)	89,569
Denver Investment Advisors LLC (Small-Mid Cap Equity Fund)	60,116
Eagle Global Advisors LLC (International All Cap Equity Fund)	27,318
First State Investments International Limited (International All Cap Equity Fund)	44,274
Frontier Capital Management Co. LLC (Small-Mid Cap Equity Fund)	31,046
Jennison Associates LLC (Large Cap Equity Fund)	113,967
LSV Asset Management (International All Cap Equity Fund)	34,216
LSV Asset Management (Small-Mid Cap Equity Fund)	44,351
Martin Currie Inc. (International All Cap Equity Fund)	37,106
OFI Institutional Asset Management, Inc. (Small-Mid Cap Equity Fund)	51,603
Oppenheimer Capital LLC (Small-Mid Cap Equity Fund)	34,318
Pacific Investment Management Company LLC (Bond Core Plus Fund)	261,920
Riverbridge Partners (Small-Mid Cap Equity Fund)	38,331
Systematic Financial Management, L.P. (Small-Mid Cap Equity Fund)	60,742
TCW Investment Management Company (Small-Mid Cap Equity Fund)	34,846

$1,309,562

A separate program fee (“Program fee”) is paid to each of the Program recordkeeper and ABA Retirement Funds. These fees are allocated to each Fund and the Balanced Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds and the Balanced Fund.

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rates in effect during the three-month period ended March 31, 2010:

Value of Program Assets	Rate of ABA Retirement Funds Program Fee
First $3 billion	.075%
Next $1 billion	.065%
Next $1 billion	.035%
Next $1 billion	.025%
Over $6 billion	.015%

ABA Retirement Funds received Program fees of $624,716 for the three-month period ended March 31, 2010. These fees are allocated to each Fund and the Balanced Fund based on net asset value.

Since May 1, 2009, the Collective Trust pays a Program fee to ING Services equal to (A) $135,250 for each of the first twelve calendar months after that date, (B) $177,850 for each of the next twelve calendar months, and (C) $152,850 for each of the remaining calendar months of the term of the Program Services Agreement among ABA Retirement Funds, ING Life Insurance and Annuity Company and ING Services; plus, for each calendar month of the term of the Program Services Agreement, a fee based on the aggregate assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ING Services Program Expense Fee
First $4 billion	.470%
Next $1 billion	.360%
Next $1 billion	.215%
Over $6 billion	.220%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

For the three-month period ended March 31, 2010, the Program fee paid to ING Services was $4,380,608.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds as of the last Business Day of the preceding month. The Funds bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. This Program fee attributable to the Balanced Fund is accrued and paid from the Bond Fund Core Plus Fund and the Large Cap Equity Fund in which the Balanced Fund invests. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. No service penalties were imposed for the three-month period ended March 31, 2010.

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

A fee is paid to State Street Bank for its trust management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the net assets of the Funds and the Balanced Fund at the following rates:

Value of Assets in all Funds	Rate
First $1.0 billion	.202%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the three-month period ended March 31, 2010, State Street Bank received trust, management and administration fees of $839,827.

From on or about July 1, 2009 until September 30, 2011, or if earlier, upon the effective date of a Succession Agreement dated as of July 1, 2009 among The Northern Trust Company (“Northern Trust”), Northern Trust Investments, N.A., State Street and State Street Bank, which effective date is expected to occur on or about July 1, 2010, although it may occur later, the Collective Trust pays Northern Trust an annual fee of $500,000 for its services as investment fiduciary. Northern Trust’s annual fee accrues on a daily basis and is paid monthly from the assets of the respective Funds, which bear their respective portions of this fee based on their respective net asset values as of the time of calculation of the fee.

Management Fees—Index Funds and Indexed Portions of Managed Funds

A fee is paid to State Street Bank for the investment management services it performs relating to the assets in the Index Funds listed below and the indexed portions of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund. These fees are accrued on a daily basis and paid monthly from the relevant assets of the respective Funds and are based on respective net asset values as of the time of calculation. The fees for the indexed portions of the Managed Funds and the fees for the respective Index Funds are at the following annual rates:

Fund	Rate
Bond Index Fund	.04%
Large Cap Index Equity Fund	.02%
All Cap Index Equity Fund	.05%
Mid Cap Index Equity Fund	.05%
Small Cap Index Equity Fund	.05%
International Index Equity Fund	.10%
Large Cap Equity Fund	.05%
Small-Mid Cap Equity Fund	.05%
International All Cap Equity Fund	.12%

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

State Street Bank received the following fees paid from the Funds listed below during the three-month period ended March 31, 2010:

Bond Index Fund	$3,890
Large Cap Index Equity Fund	1,796
All Cap Index Equity Fund	32,945
Mid Cap Index Equity Fund	3,352
Small Cap Index Equity Fund	2,025
International Index Equity Fund	6,447
Large Cap Equity Fund	12,564
Small-Mid Cap Equity Fund	692
International All Cap Equity Fund	1,062

$64,773

The Real Asset Return Fund is subject to a management fee of .09% of the total annual assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month period ended March 31, 2010, State Street Bank received investment management fees of $1,400.

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month period ended March 31, 2010, State Street Bank received Retirement Date Fund management fees of $83,107.

The Target Risk Funds are subject to a management fee of .06% of the total annual assets invested in the Target Risk Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month period ended March 31, 2010, State Street Bank received investment management fees of $4,115.

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Period Ended March 31, 2010
	Purchases	Sales
Aggressive Risk Fund	$2,060,477	$675,493
All Cap Index Equity Fund	24,611,315	30,806,279
Balanced Fund	2,183,211	19,177,699
Bond Core Plus Fund	20,431,342	13,442,858
Bond Index Fund	6,224,989	2,435,857
Conservative Risk Fund	2,171,305	881,999
International All Cap Equity Fund	91,402,910	90,387,571
International Index Equity Fund	4,941,086	1,410,896
Large Cap Equity Fund	603,771,877	650,542,470
Large Cap Index Equity Fund	5,273,238	2,481,949
Mid Cap Index Equity Fund	4,106,461	2,295,318
Moderate Risk Fund	4,925,974	1,076,205
Real Asset Return Fund	2,679,822	319,571
Small Cap Index Equity Fund	2,479,552	1,416,778
Small-Mid Cap Equity Fund	69,012,387	86,651,458
Lifetime Income Retirement Date Fund	4,847,162	2,854,482
2010 Retirement Date Fund	9,073,993	9,897,926
2020 Retirement Date Fund	15,624,625	14,508,990
2030 Retirement Date Fund	14,383,386	9,421,910
2040 Retirement Date Fund	7,743,688	6,482,462

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the Period Ended March 31, 2010
	Purchases	Sales
Bond Core Plus Fund	$423,370,538	$429,926,664

5. Risks Associated with Investments of the Trust

The Funds and the Balanced Fund to the extent invested in the equity markets are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For instance, smaller companies may be impacted by economic conditions more severely. Foreign securities risks include less investor protections, government failure or nationalization of businesses, exchange rate risk and exchange restrictions, poorly developed financial reporting requirements, broker/dealer regulation, or foreign government taxation, financial markets or legal systems. Certain Funds and the Balanced Fund, in addition to the more general risks associated with equity investing, are subject to the more particular risks associated with investing in value stocks or growth stocks, as different types of stocks tend to shift into and out of favor depending on market and economic conditions. The value of the Funds and the Balanced Fund to the extent so invested in the equity markets will fluctuate, and the holders of units in the Funds and the Balanced Fund should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

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

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Recent events in both the equity and fixed income markets and in particular the financial sector have resulted in an unusually high degree of volatility in the market, the Funds and the Balanced Fund. Certain sectors of the fixed income markets also experienced an unusually high degree of illiquidity during 2009 which adversely affected the Funds and the Balanced Fund to the extent invested in those sectors during 2009. The Collective Trust’s investment in the financial sector has contributed to the volatility of the unit value of the Funds and the Balanced Fund.

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

At March 31, 2010, the Funds’ fair value of securities on loan and collateral value received at amortized cost and fair value for securities loaned was as follows:

		Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value
Bond Core Plus Fund	$32,696,688	$33,360,844	$33,045,584
International All Cap Equity Fund	12,065,397	12,524,510	12,406,153
Large Cap Equity Fund	120,569,934	123,373,083	122,207,207
Small-Mid Cap Equity Fund	158,025,159	162,135,474	160,603,294

As discussed in Note 1, units of Quality D continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain limitations on withdrawals would apply to redemptions in connection with discontinuing participation in the securities lending program. At March 31, 2010, the market value of the investments in Quality D, as reported by its trustee, was approximately 99.055% of amortized cost. Furthermore, as reported by the trustee as of March 31, 2010, all investments in Quality D were performing in accordance with their respective terms. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct and indirect investments in the Cash Collateral Funds at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the Cash Collateral Funds for purposes of participant transactions at the amortized cost based values used by the Cash Collateral Funds for daily transactions.

7. Participant Ownership

As of March 31, 2010, the following Funds had participants owning greater than 5% of the outstanding units of a Fund. Two participants owned 8.75% and 6.04%, respectively of the outstanding units of the Real Asset Return Fund. In addition, one participant owned 5.23% of the outstanding units of the Lifetime Income Retirement Date Fund and one participant owned 5.75% of the outstanding units of the 2010 Retirement Date Fund.

8. Changes and Anticipated Changes to the Program

Effective on January 19, 2010 the line-up of Investment Advisors to State Street with respect to the Large Cap Equity Fund was modified by the addition of two new Investment Advisors, Delaware Investment Advisers and Columbus Circle Investors. As of March 31, 2010, approximately 21%, 24%, 18%, 27% and 10% of the assets of the Large Cap Equity Fund were allocated to, respectively, Columbus Circle Investors, Delaware Investment Advisers, Jennison Associates LLC, C.S. McKee, L.P. and the indexed portion of the Fund.

American Bar Association Members/State Street Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Effective on January 19, 2010, the line-up of Investment Advisors to State Street with respect to the International All Cap Equity Fund was modified by the addition of a new Investment Advisor, LSV Asset Management. As of March 31, 2010, approximately 25%, 17%, 17%, 25% and 17% of the assets of the International All Cap Equity Fund were allocated to, respectively, Altrinsic Global Advisors, LLC, Eagle Global Advisors LLC, First State Investments International Limited and LSV Asset Management and Martin Currie Inc.

Northern Trust, acting through its wholly-owned subsidiary Northern Trust Investments, is expected to be substituted for State Street as trustee of the Collective Trust no later than September 30, 2011, although the substitution is currently expected to occur on or about July 1, 2010. From and after the date of the substitution, Northern Trust Investments, as trustee of the Collective Trust, will have exclusive discretion and control over the assets of the Collective Trust, and Northern Trust no longer will act as investment fiduciary.

Upon the substitution of Northern Trust Investments for State Street as the trustee of the Collective Trust, State Street will no longer serve as trustee of the Collective Trust and the Declaration of Trust of the Collective Trust is expected to be amended and restated as the American Bar Association Members/Northern Trust Collective Trust.

9. Subsequent Events

Management has reviewed events and transactions for subsequent events requiring recognition and disclosure in these financial statements. Management has determined that no material events require recognition and disclosure in the Fund’s financial statements through this date although we do note the following:

On April 21, 2010, UBS, one of the four Benefit Responsive Providers for SAFT, issued a sixty day termination notice with respect to its Synthetic Investment Contract with SAFT. On the next day, JPMorgan issued a sixty day termination notice of its Synthetic Investment Contract with SAFT. These terminations by UBS and JPMorgan do not adversely affect the book value (“contract value”) protections afforded under these Synthetic Investment Contracts during the sixty day notice period, or, as discussed below, after a controlled liquidation under the terms of these two Synthetic Investment Contracts (a so-called Immunization). Of the $981 million in investments in SAFT as of March 31, 2010, $638 million is attributable to investments subject to Benefit Responsive Contracts and 50% of this amount is affected by the termination notices from UBS and JPMorgan. There is an excess of $2.2 million of fair market value above book value on the investments attributable to these affected contracts as of March 31, 2010.

State Street Bank has been engaged in, and anticipates further, discussions with potential replacement Benefit Responsive Providers for the two Synthetic Investment Contracts that are subject to the sixty day notice periods, which expire on June 20, 2010 and June 21, 2010, respectively. However, no assurances can be given that one or more replacement Benefit Responsive Providers can be identified to replace UBS and JPMorgan or any other Benefit Responsive Provider that could, in the future, elect to terminate its Synthetic Investment Contract with SAFT or that the terms offered by any such potential Benefit Responsive Providers will be acceptable to SAFT and SARF. It is very likely that the fees payable to any replacement Benefit Responsive Providers will increase significantly from the low rates currently in effect, thereby resulting in lower investment returns and crediting rate for SAFT and SARF. It is also likely that any replacement Benefit Responsive Providers will impose additional restrictions and requirements under their Synthetic Investment Contracts in order to reduce the risk that they will be required to make payments under any such Synthetic Investment Contracts in the future.

If State Street Bank cannot secure acceptable replacement Synthetic Investment Contracts, SAFT will exercise its rights under the existing Synthetic Investment Contract with UBS and JPMorgan by not later than the end of the sixty day termination period referred to above to provide for an orderly liquidation of the investments related to each such Synthetic Investment Contract over not less than a two-year period for UBS and an estimated two and one-half year period for JPMorgan in accordance with the terms of the Synthetic Investment Contract applicable to each of UBS and JPMorgan.

During this controlled liquidation period under the existing Synthetic Investment Contract with each of UBS and JPMorgan, State Street Bank expects that the investments subject to these two existing Synthetic Investment Contracts will continue to be accounted for and valued at book value (contract value). This liquidation process will require the continued shortening of the duration and eventual maturity of the investments applicable to these two Synthetic Investment Contracts. This will likely result in lower current investment returns on those investments and a lower crediting rate for SAFT and SARF if short-term interest rates remain at current levels and replacement Benefit Responsive Providers cannot be found on acceptable terms during the liquidation period.

Throughout the controlled liquidation process described above, SAFT will continue to seek replacement Benefit Responsive Providers, although no assurances can be given that such effort will be successful in light of the limited number of qualified financial institutions willing to act as a Benefit Responsive Provider.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarter Ended March 31, 2010

Stable Asset Return Fund

The Stable Asset Return Fund seeks to provide current income consistent with the preservation of principal and liquidity. The Fund does not make any direct investments, but invests all of its assets indirectly through the State Street Global Advisors Stable Asset Fund Trust, which we refer to as SAFT, a collective investment fund maintained by State Street Bank and Trust Company, which we refer to as State Street Bank. State Street Global Advisors, which we refer to as SSgA, is the investment management division of State Street Bank. SAFT in turn invests in investment contracts, which we refer to as Traditional Investment Contracts, so called “Synthetic GICs”, which represent individual high-quality fixed-income and asset-backed instruments subject to benefit responsive wrap contracts, and collective investment funds maintained by State Street Bank that invest in high-quality fixed income and asset-backed securities. SAFT also invests a portion of its assets in the SSgA Short Term Investment Fund, which we refer to as STIF, a short-term income collective investment fund maintained by State Street Bank. STIF also invests in high-quality short-term fixed income and asset-backed instruments.

For the quarter ended March 31, 2010, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.37%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 0.68% for the same period. Further, to account for reductions in the Fund’s yield due to increases in money market-type investments resulting from uncertainties in the Synthetic GIC market and an increased emphasis on benchmark credit quality, the combination benchmark less 0.5% per year, on an annualized basis, produced an investment record of 0.56% for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that Index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark less 0.5% per year for the quarter ended March 31, 2010. The portfolio’s interest rate sensitivity and asset allocation continue to be managed in a relatively conservative fashion to maintain a higher degree of liquidity and lower amount of market value variation. This strategy leads to a lower yield than that of the benchmark but will benefit in the event of an increase in interest rates or widening in credit spreads.

Bond Core Plus Fund

The Bond Core Plus Fund, formerly named the Intermediate Bond Fund, seeks to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities.

For the quarter ended March 31, 2010, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 1.83%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 1.78% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended March 31, 2010. The Fund held U.S. securities with an average duration below that of the Index, which was neutral for relative returns, as the 10-year Treasury yield fell one basis point during the quarter. Additionally, interest rate exposure in Europe contributed to performance, as the 10-year Bond yield fell 10 basis points to end the quarter at 3.10%. The Fund’s selection in the U.S. slightly contributed to performance, as the yield curve steepened 19 basis points; the 2-year yield finished the quarter down 12 basis points while the 30-year yield rose 7 basis points. The Fund’s selection was also positive in Europe due to its select money-market futures positions, as short-term interest rates remained on hold. On a duration-adjusted basis, sectors that trade at a spread to U.S. Treasuries experienced mixed performance. An underweight in agency mortgage-backed securities compared to the Index detracted from performance; however, favorable coupon selection partially mitigated this negative impact. A modest underweight in the corporate sector compared to the Index slightly detracted from returns. However, this negative impact was more than offset by a focus on the financials sector, which experienced positive returns during the quarter. Beyond core sectors, an allocation to high yield financials added to returns, as high yield financials outperformed like-duration Treasuries and the overall high yield corporate market. The Fund’s selection in municipal bonds also added to performance, which outperformed like-duration Treasuries for the quarter. Additionally, modest exposure to emerging local rates, specifically Brazil, added to returns as rates fell in this country.

For the quarter ended March 31, 2010, the Bond Core Plus Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Bond Core Plus Fund for the quarter ended March 31, 2010 was positively impacted by 0.01 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Large Cap Equity Fund

The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion. A portion of the Fund (approximately 10% as of March 31, 2010) is invested to replicate the performance of the Russell 1000® Index, which is comprised of the approximately 1,000 largest companies in the Russell 3000® Index. The remainder of the Fund is actively managed.

The Large Cap Equity Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of State Street Bank and Trust Company of New Hampshire, which we refer to as State Street, subject to consultation with The Northern Trust Company, which we refer to as Northern Trust. Effective on or about January 19, 2010, the line-up of Investment Advisors to State Street with respect to the Large Cap Equity Fund was modified by the addition of two new Investment Advisors, Columbus Circle Investors and Delaware Investment Advisers. Each Investment Advisor acts independently from the others and uses its own distinct investment style in selecting securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of State Street. The performance of each Investment Advisor may be measured in the context of its own investment style.

For the quarter ended March 31, 2010, the Large Cap Equity Fund experienced a total return, net of expenses, of 5.27%. By comparison, the Russell 1000 Index produced an investment record of 5.70% for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the period from on or about January 19, 2010 (the date on which Columbus Circle Investors commenced providing investment assistance with respect to the Large Cap Equity Fund) to March 31, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 21% as of March 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection was the primary contributor to outperformance of the portfolio as compared to the Index for the quarter.

For the quarter ended March 31, 2010, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 27% as of March 31, 2010) positively contributed to the performance of the Fund, but underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Underperformance of the portfolio in the quarter is primarily attributable to an underweight in the financial sector as compared to the Index.

For the period from on or about January 19, 2010 (the date on which Delaware Investment Advisers commenced providing investment assistance with respect to the Large Cap Equity Fund) to March 31, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 24% as of March 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Underperformance of the portfolio relative to the Index is primarily attributable to underweight allocations and less cyclically-oriented holdings in the financials, industrials and consumer discretionary sectors.

For the quarter ended March 31, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 18% as of March 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Natural gas producer Southwestern Energy, which fell on weak natural gas prices, was a notable detractor from portfolio returns, and information technology, wireless semiconductor manufacturer Qualcomm declined on disappointing fourth-quarter earnings that reflected weaker-than-expected average selling prices and uncertainty about a recovery in demand for 3G chipsets.

For the quarter ended March 31, 2010, the performance of the indexed portion of the Large Cap Equity Fund was consistent with the Russell 1000 Index after taking into account expenses and the effect of participation in securities lending.

For the quarter ended March 31, 2010, the Large Cap Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Large Cap Equity Fund for the quarter ended March 31, 2010 was positively impacted by 0.09 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion. A portion of the Fund (approximately 3% as of March 31, 2010) is invested to replicate the performance of the Russell 2000 Index, which is comprised of the approximately 2,000 smallest companies in the Russell 3000 Index. The remainder of the Fund is actively managed.

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

For the quarter ended March 31, 2010, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 9.68%. By comparison, the Russell 2500TM Index produced an investment record of 9.21% for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the quarter ended March 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of March 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Capital goods, consumer cyclical and interest-rate sensitive sectors were key contributors to outperformance of the portfolio in the quarter.

For the quarter ended March 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of March 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Underperformance is primarily attributable to several of the portfolio’s best performing energy and technology holdings of 2009 experiencing profit-taking during the quarter.

For the quarter ended March 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 14% as of March 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Sector selection contributed to relative returns of the portfolio while stock selection was mixed. An overweight to health care and technology detracted from performance of the portfolio in the quarter as both sectors trailed the market. However, an underweight to energy and utilities sectors positively contributed to relative returns in the quarter. Stock selection was particularly strong in the consumer discretionary and health care sectors but detracted in the financial and energy sectors.

For the quarter ended March 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of OFI Institutional Asset Management, Inc. (approximately 14% as of March 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Materials was the portfolio’s top-performing sector in the quarter while the industrials sector was the weakest.

For the quarter ended March 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Oppenheimer Capital LLC (approximately 10% as of March 31, 2010) had a neutral contribution to the performance of the Fund, but outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Positive relative returns in the quarter were driven by security selection in financials, health care, industrials, and consumer discretionary stocks.

For the quarter ended March 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 9% as of March 31, 2010) negatively contributed to the performance of the Fund, but outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Performance of the portfolio in the quarter benefitted from stock selection in the information technology sector and an underweight to the energy sector.

For the quarter ended March 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 15% as of March 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Sector allocation was essentially neutral compared to the Index while stock selection was the primary contributor to the performance of the portfolio in the quarter. Stock selection had a positive effect in seven of the ten economic sectors and was most pronounced in the information technology, consumer staples and energy sectors and least beneficial in the financials sector.

For the quarter ended March 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of March 31, 2010) neutrally contributed to the performance of the Fund, but outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. The best performing sector in the quarter was information technology while the second best performing sector was energy. However, weak stock selection in the industrial sector detracted from performance of the portfolio.

For the quarter ended March 31, 2010, the performance of the indexed portion of the Small-Mid Cap Equity Fund was consistent with the Russell 2000 Index after taking into account expenses and the effect of participation in securities lending.

For the quarter ended March 31, 2010, the Small-Mid Cap Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Small-Mid Cap Equity Fund for the quarter ended March 31, 2010 was positively impacted by 0.38 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

International All Cap Equity Fund

The International All Cap Equity Fund, formerly named the International Equity Fund, seeks to provide long-term capital appreciation through a diversified portfolio of primarily non-U.S. equity securities. The Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market. A portion of the Fund (approximately 4% as of March 31, 2010) is invested to replicate the performance of the MSCI ACWI ex-US Index. The remainder of the Fund is actively managed.

For the quarter ended March 31, 2010, the International All Cap Equity Fund experienced a total return, net of expenses, of 1.65%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 1.58% for the same period and the MSCI Europe, Australasia, Far East Index, which we refer to as the MSCI EAFE Index, produced an investment record of 0.87% for the same period. Neither the MSCI ACWI ex-US Index nor the MSCI EAFE Index include an allowance for the fees that an investor would pay for investing in the securities that comprise those Indices or for fund expenses.

The International All Cap Equity Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of State Street, subject to consultation with Northern Trust. Effective on or about January 19, 2010, the line-up of Investment Advisors to State Street with respect to the International All Cap Equity Fund was modified by the addition of a new Investment Advisor, LSV Asset Management. Each Investment Advisor acts independently from the others and uses its own distinct investment style in selecting securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of State Street. The performance of each Investment Advisor may be measured in the context of its own investment style.

For the quarter ended March 31, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 24% as of March 31, 2010) positively contributed to the performance of the Fund, as well as/but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Outperformance of the portfolio in the quarter relative to the Index was driven largely by favorable stock selection, with the most favorable attribution derived from holdings in the technology, financial, and consumer staples sectors.

For the quarter ended March 31, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 16% as of March 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Strong selection in industrials and materials sectors contributed to the performance of the portfolio, but stock selection in financials, emerging markets and telecommunication services and utilities sectors detracted from performance of the portfolio.

For the quarter ended March 31, 2010, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 16% as of March 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Underperformance of the portfolio in the quarter is primarily attributable to stock selection in the materials and telecom services sectors and an overweight position in Taiwan Semiconductor.

For the period from on or about January 19, 2010 to March 31, 2010, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 24% as of March 31, 2010) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. While value stocks trailed in the period, stock selection in the financials and health care sectors added value to the portfolio. The portfolio’s defensive positioning had a negative impact on performance as an underweight to the materials sector and an overweight to the telecom and health care sectors detracted from performance in the period.

For the quarter ended March 31, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 16% as of March 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. The largest negative contributors to relative performance in the quarter were Banco Santander, which is perceived to be vulnerable to sovereign-default risk in southern Europe, Société Générale, which fell due to its exposure to sovereign risk in emerging European markets, and HSBC, whose results were not as strong as the market had anticipated and which offered a muted forecast for 2010.

For the quarter ended March 31, 2010, the performance of the indexed portion of the International All Cap Equity Fund was consistent with the MSCI ACWI ex-US Index after taking into account expenses and the effect of participation in securities lending.

For the quarter ended March 31, 2010, the International All Cap Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the International All Cap Equity Fund for the quarter ended March 31, 2010 was positively impacted by 0.10 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are representative of the domestic investment grade bond market as included in such Index.

For the quarter ended March 31, 2010, the Bond Index Fund experienced a total return, net of expenses, of 1.55%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 1.78% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the quarter ended March 31, 2010 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500.

For the quarter ended March 31, 2010, the Large Cap Index Equity Fund experienced a total return, net of expenses, of 5.17%. By comparison, the S&P 500 produced an investment record of 5.39% for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the quarter ended March 31, 2010 was consistent with the S&P 500 after taking expenses into account.

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

For the quarter ended March 31, 2010, the All Cap Index Equity Fund experienced a total return, net of expenses, of 5.82%. By comparison, the Russell 3000 Index produced an investment record of 5.94% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the quarter ended March 31, 2010 was consistent with the Russell 3000 Index after taking into account expenses and the effect of participation in securities lending.

For the quarter ended March 31, 2010, the All Cap Index Equity Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the All Cap Index Equity Fund for the quarter ended March 31, 2010 was positively impacted by 0.10 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and, as of December 31, 2009, represented approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400.

For the quarter ended March 31, 2010, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of 8.85%. By comparison, the S&P MidCap 400 produced an investment record of 9.09% for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the quarter ended March 31, 2010 was consistent with the S&P MidCap 400 after taking expenses into account.

Small Cap Index Equity Fund

The Small Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Russell 2000® Index by investing generally in securities included in such Index. The Russell 2000 Index is comprised of the approximately 2,000 companies in the Russell 3000 Index with the smallest market capitalization and represents approximately 10% of the Russell 3000 Index total market capitalization.

For the quarter ended March 31, 2010, the Small Cap Index Equity Fund experienced a total return, net of expenses, of 8.56%. By comparison, the Russell 2000 Index produced an investment record of 8.85% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the quarter ended March 31, 2010 was consistent with the Russell 2000 Index after taking expenses into account.

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

For the quarter ended March 31, 2010, the International Index Equity Fund experienced a total return, net of expenses, of 1.26%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 1.58% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the quarter ended March 31, 2010 was consistent with the MSCI ACWI ex-US Index after taking expenses into account.

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

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank. During the quarter ended March 31, 2010, these funds included the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite performance of the benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the quarter ended March 31, 2010, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and were weighted based on the Fund’s target allocations to the asset classes to which such benchmarks relate.

For the quarter ended March 31, 2010, the Fund experienced a total return, net of expenses, of 1.93%. By comparison, the composite benchmark produced an investment record of 2.00% for the same period.

The performance of the Real Asset Return Fund for the quarter ended March 31, 2010 was consistent with its composite benchmark after taking expenses into account.

Retirement Date Funds

The Retirement Date Funds provide a series of balanced investment funds each of which is designed by State Street Bank to correspond to a particular time horizon to retirement. Each Retirement Date Fund has a different initial investment strategy representing different risk and reward characteristics that reflect the remaining time horizon to the most conservative investment mix. The longer the time horizon to the year in which a Retirement Date Fund will reach its most conservative investment mix, the greater is the Retirement Date Fund’s initial risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who have reached or are beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 30%). The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for significant growth potential.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended March 31, 2010, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Securities Lending Series Fund, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Securities Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Securities Lending Series Fund, SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Securities Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap Index Securities Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small Cap® Index Securities Lending Series Fund, the SSgA Russell Small Cap Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Retirement Date Funds allocates assets from time to time. During the quarter ended March 31, 2010, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital US High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-US Index, the S&P MidCap 400, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

For the quarter ended March 31, 2010, the Retirement Date Funds experienced a total return, net of expenses, of 2.29% for the Lifetime Income Retirement Date Fund, 2.90% for the 2010 Retirement Date Fund, 3.81% for the 2020 Retirement Date Fund, 4.30% for the 2030 Retirement Date Fund and 4.54% for the 2040 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 2.72%, 3.22%, 4.04%, 4.47% and 4.75%, respectively, for the same period.

The performance of each Retirement Date Fund for the quarter ended March 31, 2010 was consistent with its respective composite benchmark after taking into account expenses and the effect of participation in securities lending.

For the quarter ended March 31, 2010, the Retirement Date Funds participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Retirement Date Funds for the quarter ended March 31, 2010 was positively impacted by 0.05 percentage point for the Lifetime Income Retirement Date Fund, 0.11 percentage point for the 2010 Retirement Date Fund, 0.09 percentage point for the 2020 Retirement Date Fund, 0.08 percentage point for the 2030 Retirement Date Fund and 0.07 percentage point for the 2040 Retirement Date Fund as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses associated with the State Street Bank securities lending program.

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

The Target Risk Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended March 31, 2010, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap Index Non-Lending Series Fund, the SSgA International Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Short Term Investment Fund.

The composite benchmark for each of the Target Risk Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Target Risk Funds allocates assets. During the quarter ended March 31, 2010, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index, the Russell 3000® Index, the Citigroup 3-Month T-Bill, the MSCI EAFE Index and the MSCI ACWI ex-US Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

For the quarter ended March 31, 2010, the Target Risk Funds experienced a total return, net of expenses, of 2.50% for the Conservative Risk Fund, 3.29% for the Moderate Risk Fund and 4.08% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of 2.78%, 3.61% and 4.34%, respectively, for the same period.

The performance of each Target Risk Fund for the quarter ended March 31, 2010 was consistent with its respective composite benchmark after taking expenses into account.

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

For the quarter ended March 31, 2010, the Balanced Fund experienced a total return, net of expenses, of 3.89%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 4.20% for the same period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Indices or for fund expenses.

For the quarter ended March 31, 2010, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. Refer to a discussion of the investment performance of the Large Cap Equity Fund, above, for a description of the performance of the equity segment of the Balanced Fund for the quarter.

For the quarter ended March 31, 2010, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, outperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to a discussion of the investment performance of the Bond Core Plus Fund, above, for a description of the performance of the debt segment of the Balanced Fund for the quarter.

For the quarter ended March 31, 2010, the Balanced Fund participated in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Balanced Fund for the quarter ended March 31, 2010 was positively impacted by 0.06 percentage point as a result of such participation.

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

The Funds referred to above, either directly or indirectly through their investment in other funds and accounts managed by State Street Bank or its affiliates, participate in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” The Funds participating in this program typically receive cash collateral at the time of lending with a value in excess of that of the loaned securities, and collateral is increased or decreased, respectively, as the value of the loaned securities increases or decreases. The cash collateral is invested for the account and risk of the participating funds in the cash collateral funds, which are managed by State Street Bank or its affiliates. For purposes of normal daily transaction activity, these cash collateral funds, as permitted under their governing agreements, value their investments on the basis of amortized cost, rather than current market values, to the extent that an investment is not in default or considered to be impaired. State Street Bank has informed the Collective Trust that none of the securities in the cash collateral funds was in default or considered to be impaired at March 31, 2010 and therefore purchases and redemptions of units in the cash collateral funds continue to be transacted at a value equivalent to $1.00 per unit (100% of principal invested), even though, on a market basis at March 31, 2010, the cash collateral funds had net asset values ranging from $.988 to $.991 per unit. These net asset values compare to values ranging from $.977 to $.984 per unit at December 31, 2009 and $.908 to $.935 per unit at December 31, 2008.

For financial reporting purposes under GAAP, each of these Funds has valued its direct and indirect investments in the cash collateral funds at their market values, and has recognized either unrealized gains or unrealized losses in the financial statements for the quarter ended March 31, 2010. Gains positively impacted, and losses negatively impacted, reported performance of each relevant Fund to the extent stated in its respective discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarter Ended March 31, 2010. The unrealized gains were the result of partial reversals of unrealized losses recognized in previous periods. These unrealized losses, net of any previously unrealized gains partially reversing these losses, could further reverse, in whole or in part, over time to the extent that principal is eventually recovered on maturities or higher prices are realized upon sale of the underlying securities, although, as with any investment, such events are not assured of occurring, and future losses could be experienced for financial reporting purposes if the net asset values per unit of the cash collateral funds on a market basis decrease from their March 31, 2010 levels. However, these Funds have continued to value their investments in the cash collateral funds for purposes of Participant transactions at amortized-cost based value used by the cash collateral funds for daily transactions. Accordingly, actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses.

For information on the effect of the unrealized gains or losses described above on the performance for financial reporting purposes of a particular Fund, see the discussion related to performance of such Fund above for the quarter ended March 31, 2010.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are effective as of March 31, 2010.

Internal Control Over Financial Reporting: Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, the Collective Trust evaluated any change in its internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 and determined that there was no change in the Collective Trust’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2010, the Collective Trust issued an aggregate of approximately $143,000,000 in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

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

AMERICAN BAR ASSOCIATION MEMBERS/ STATE STREET COLLECTIVE TRUST

May 17, 2010	By:	/s/ Monet T. Ewing
	Name:	Monet T. Ewing
	Title:	Chief Executive Officer

May 17, 2010	By:	/s/ Robert E. Fullam
	Name:	Robert E. Fullam
	Title:	Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Monet T. Ewing pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert E. Fullam pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Monet T. Ewing pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert E. Fullam pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.