Form 10-Q
period 2010-06-30
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2010-08-16
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 33-50080

AMERICAN BAR ASSOCIATION MEMBERS/

NORTHERN TRUST COLLECTIVE TRUST

(Exact Name of Registrant as Specified in Its Charter)

Illinois	04-6691601
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 South LaSalle Street Chicago, Illinois	60603
(Address of Principal Executive Offices)	(Zip Code)

(312) 630-6000

(Registrant’s Telephone Number, Including Area Code)

American Bar Association Members/State Street Collective Trust

20 Trafalgar Squire, Suite 449

Nashua, New Hampshire 03063

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

American Bar Association Members/ Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
American Bar Association Members/State Street Collective Trust investment funds, at value:
Stable Asset Fund Trust (cost $991,001,500 and units of 991,001,500)	$1,009,357,411
Receivable for fund units sold	578,629

Total assets	1,009,936,040

Liabilities
Payable for fund units redeemed	942,172
ING—program fee payable	438,568
Trustee, management and administration fees payable	81,756
ABA Retirement Funds—program fee payable	60,772
Other accruals	168,387

Total liabilities	1,691,655

Net Assets at fair value	1,008,244,385

Adjustment from fair value to contract value for fully benefit responsive contracts	(18,355,911)

Net Assets (equivalent to $35.47 per unit based on 27,910,826 units outstanding)	$989,888,474

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$5,303,300	$10,928,981

Expenses
ING—program fee	1,293,035	2,570,517
Trustee, management and administration fees	243,787	488,549
ABA Retirement Funds—program fee	181,939	364,120
Legal and audit fees	105,264	213,031
Compliance consultant fees	77,711	157,270
Reports to unitholders	58,283	117,952
Registration fees	11,657	23,591
Other fees	43,094	87,213

Total expenses	2,014,770	4,022,243

Net increase (decrease) in net assets resulting from operations	$3,288,530	$6,906,738

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$3,288,530	$6,906,738

Net increase (decrease) in net assets resulting from operations	3,288,530	6,906,738

From unitholder transactions
Proceeds from units issued	80,965,936	149,605,629
Cost of units redeemed	(74,344,028)	(173,616,489)

Net increase (decrease) in net assets from unitholder transactions	6,621,908	(24,010,860)

Net increase (decrease) in net assets	9,910,438	(17,104,122)

Net Assets
Beginning of period	979,978,036	1,006,992,596

End of period	$989,888,474	$989,888,474

Number of units
Outstanding-beginning of period	27,724,076	28,591,946
Issued	2,286,882	4,232,202
Redeemed	(2,100,132)	(4,913,322)

Outstanding-end of period	27,910,826	27,910,826

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$0.19	$0.39
Expenses(†)††	(0.07)	(0.14)

Net investment income (loss)	0.12	0.25

Net increase (decrease) in unit value	0.12	0.25
Net asset value at beginning of period	35.35	35.22

Net asset value at end of period	$35.47	$35.47

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.82%	0.82%
Ratio of net investment income (loss) to average net assets*	1.34%	1.41%
Total return**	0.34%	0.71%
Net assets at end of period (in thousands)	$989,888	$989,888

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2010
Assets
Investments, at value (cost $337,343,072)	$339,981,088	(a)
Investments in affiliated issuers, at value (cost $54,548,207)	53,964,560
Foreign currency, at value (cost $354,383)	354,976
Deposit with broker for open futures contracts	18,000
Deposit with broker for open swap contracts	140,000
Receivable for investments sold on delayed delivery basis	53,405,586
Receivable for investments sold	50,451,213
Receivable for fund units sold	176,828
Interest receivable	2,620,692
Gross unrealized appreciation of forward currency exchange contracts	1,048,606
Receivable for futures variation margin	52,063
Swap contracts, at value (cost $282,360)	778,620
Other assets	1,836

Total assets	502,994,068

Liabilities
Due to custodian	9,411,740
Payable for cash collateral received on securities loaned	52,580,825
Payable for investments purchased on a delayed delivery basis	50,353,594
Payable for investments purchased	8,111,692
Payable for fund units redeemed	201,139
Swap contracts, at value (proceeds $97,227)	301,319
Due to broker for open forward currency exchange contracts	881,000
Due to broker for open swap contracts	1,330,000
Due to broker for investments purchased or sold on a delayed delivery basis	1,666,250
Gross unrealized depreciation of forward currency exchange contracts	179,423
Investment advisory fee payable	86,669
ING—program fee payable	171,025
Trustee, management and administration fees payable	31,881
ABA Retirement Funds—program fee payable	23,697
Other accruals	101,295

Total liabilities	125,431,549

Net Assets (equivalent to $25.28 per unit based on 14,934,968 units outstanding)	$377,562,519

(a)	Includes securities on loan with a value of $51,534,118 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income
Dividends (net of foreign tax expense of $— and $26)	$32,603	$63,188
Dividends—affiliated issuers	9,490	10,941
Interest—unaffiliated issuers	3,504,959	7,486,196
Securities lending income, net	7,148	14,112

Total investment income	3,554,200	7,574,437

Expenses
ING—program fee	503,470	1,000,000
Trustee, management and administration fees	94,899	190,031
Investment advisory fee	261,843	523,763
ABA Retirement Funds—program fee	70,836	141,647
Legal and audit fees	40,992	82,852
Compliance consultant fees	30,263	61,167
Reports to unitholders	22,697	45,875
Registration fees	4,539	9,174
Other fees	16,782	33,919

Total expenses	1,046,321	2,088,428

Net investment income (loss)	2,507,879	5,486,009

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	4,566,002	5,923,221
Foreign currency transactions	(462,543)	(100,868)
Futures contracts	1,261,641	2,241,768
Swap contracts	70,523	195,107

Net realized gain (loss)	5,435,623	8,259,228

Change in net unrealized appreciation (depreciation) on:
Investments	2,626,715	3,090,514
Foreign currency transactions	596,196	758,463
Futures contracts	(106,658)	598,458
Swap contracts	478,351	359,492

Change in net unrealized appreciation (depreciation)	3,594,604	4,806,927

Net realized and unrealized gain (loss)	9,030,227	13,066,155

Net increase (decrease) in net assets resulting from operations	$11,538,106	$18,552,164

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$2,507,879	$5,486,009
Net realized gain (loss) from investments and foreign currency transactions	5,435,623	8,259,228
Change in net unrealized appreciation (depreciation)	3,594,604	4,806,927

Net increase (decrease) in net assets resulting from operations	11,538,106	18,552,164

From unitholder transactions
Proceeds from units issued	12,292,001	27,487,880
Cost of units redeemed	(27,787,470)	(54,724,019)

Net increase (decrease) in net assets from unitholder transactions	(15,495,469)	(27,236,139)

Net increase (decrease) in net assets	(3,957,363)	(8,683,975)

Net Assets
Beginning of period	381,519,882	386,246,494

End of period	$377,562,519	$377,562,519

Number of units
Outstanding-beginning of period	15,552,436	16,032,577
Issued	495,855	1,117,363
Redeemed	(1,113,323)	(2,214,972)

Outstanding-end of period	14,934,968	14,934,968

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$0.23	$0.48
Expenses(†)††	(0.06)	(0.13)

Net investment income (loss)	0.17	0.35
Net realized and unrealized gain (loss)	0.58	0.84

Net increase (decrease) in unit value	0.75	1.19
Net asset value at beginning of period	24.53	24.09

Net asset value at end of period	$25.28	$25.28

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.10%	1.09%
Ratio of net investment income (loss) to average net assets*	2.63%	2.87%
Portfolio turnover**	223%	377%
Total return**	3.06%	4.94%
Net assets at end of period (in thousands)	$377,563	$377,563

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2010
Assets
Investments, at value (cost $610,827,499)	$624,777,083	(a)
Investments in affiliated issuers, at value (cost $166,101,203)	164,485,996
Cash	185,237
Receivable for investments sold	1,306,269
Receivable for fund units sold	41,674
Interest and dividends receivable	861,073
Tax reclaims receivable	28,084

Total assets	791,685,416

Liabilities
Payable for cash collateral received on securities loaned	91,562,478
Payable for investments purchased	435,461
Payable for fund units redeemed	848,834
Investment advisory fee payable	424,404
ING—program fee payable	326,659
Trustee, management and administration fees payable	60,910
ABA Retirement Funds—program fee payable	45,267
Other accruals	209,588

Total liabilities	93,913,601

Net Assets (equivalent to $11.27 per unit based on 61,927,221 units outstanding)	$697,771,815

(a)	Includes securities on loan with a value of $89,340,522 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income
Dividends (net of foreign tax expense of $15,857 and $17,231)	$2,286,356	$5,856,457
Dividends—affiliated issuers	7,690	18,078
Securities lending income, net	28,906	79,013

Total investment income	2,322,952	5,953,548

Expenses
ING—program fee	1,017,401	2,044,680
Trustee, management and administration fees	188,989	386,017
Investment advisory fee	528,420	1,039,747
ABA Retirement Funds—program fee	145,502	291,999
Legal and audit fees	82,843	169,790
Compliance consultant fees	61,159	125,348
Reports to unitholders	45,869	94,011
Registration fees	9,174	18,802
Other fees	33,917	69,513

Total expenses	2,113,274	4,239,907

Net investment income (loss)	209,678	1,713,641

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	5,524,563	58,233,322
Investments—affiliated issuers	1,203,663	5,503,746

Net realized gain (loss)	6,728,226	63,737,068

Change in net unrealized appreciation (depreciation)	(100,481,526)	(117,638,638)

Net realized and unrealized gain (loss)	(93,753,300)	(53,901,570)

Net increase (decrease) in net assets resulting from operations	$(93,543,622)	$(52,187,929)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$209,678	$1,713,641
Net realized gain (loss)	6,728,226	63,737,068
Change in net unrealized appreciation (depreciation)	(100,481,526)	(117,638,638)

Net increase (decrease) in net assets resulting from operations	(93,543,622)	(52,187,929)

From unitholder transactions
Proceeds from units issued	16,393,460	25,445,259
Cost of units redeemed	(32,161,501)	(87,121,465)

Net increase (decrease) in net assets from unitholder transactions	(15,768,041)	(61,676,206)

Net increase (decrease) in net assets	(109,311,663)	(113,864,135)

Net Assets
Beginning of period	807,083,478	811,635,950

End of period	$697,771,815	$697,771,815

Number of units
Outstanding-beginning of period	63,122,929	66,821,577
Issued	1,369,247	2,105,833
Redeemed	(2,564,955)	(7,000,189)

Outstanding-end of period	61,927,221	61,927,221

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$0.03	$0.09
Expenses(†)††	(0.04)	(0.07)

Net investment income (loss)	(0.01)	0.02
Net realized and unrealized gain (loss)	(1.51)	(0.90)

Net increase (decrease) in unit value	(1.52)	(0.88)
Net asset value at beginning of period	12.79	12.15

Net asset value at end of period	$11.27	$11.27

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.09%	1.08%
Ratio of net investment income (loss) to average net assets*	0.11%	0.44%
Portfolio turnover**†††	9%	88%
Total return**	(11.88)%	(7.24)%
Net assets at end of period (in thousands)	$697,772	$697,772

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2010
Assets
Investments, at value (cost $234,169,381)	$252,804,595	(a)
Investments in affiliated issuers, at value (cost $136,910,382)	135,098,420
Cash	1,551,935
Receivable for investments sold	2,583,940
Receivable for fund units sold	62,494
Interest and dividends receivable	230,073
Tax reclaims receivable	1,591

Total assets	392,333,048

Liabilities
Payable for cash collateral received on securities loaned	126,557,871
Payable for investments purchased	5,214,757
Payable for fund units redeemed	408,537
Investment advisory fee payable	127,374
ING—program fee payable	123,483
Trustee, management and administration fees payable	23,025
ABA Retirement Funds—program fee payable	17,111
Other accruals	75,367

Total liabilities	132,547,525

Net Assets (equivalent to $13.20 per unit based on 19,678,678 units outstanding)	$259,785,523

(a)	Includes securities on loan with a value of $123,349,220 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income
Dividends (net of foreign tax expense of $— and $79)	$889,828	$1,826,485
Dividends—affiliated issuers	3,443	6,113
Securities lending income, net	69,007	156,994

Total investment income	962,278	1,989,592

Expenses
ING—program fee	383,557	750,571
Trustee, management and administration fees	71,609	142,022
Investment advisory fee	360,781	716,826
ABA Retirement Funds—program fee	54,837	107,176
Legal and audit fees	31,244	62,348
Compliance consultant fees	23,066	46,029
Reports to unitholders	17,299	34,521
Registration fees	3,460	6,904
Other fees	12,824	25,525

Total expenses	958,677	1,891,922

Net investment income (loss)	3,601	97,670

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	10,607,199	24,745,781
Investments—affiliated issuers	(279,265)	895,633
Foreign currency transactions	(405)	(405)

Net realized gain (loss)	10,327,529	25,641,009

Change in net unrealized appreciation (depreciation) on:
Investments	(38,193,147)	(27,151,702)
Foreign currency transactions	(44)	(240)

Change in net unrealized appreciation (depreciation)	(38,193,191)	(27,151,942)

Net realized and unrealized gain (loss)	(27,865,662)	(1,510,933)

Net increase (decrease) in net assets resulting from operations	$(27,862,061)	$(1,413,263)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$3,601	$97,670
Net realized gain (loss) from investments and foreign currency transactions	10,327,529	25,641,009
Change in net unrealized appreciation (depreciation)	(38,193,191)	(27,151,942)

Net increase (decrease) in net assets resulting from operations	(27,862,061)	(1,413,263)

From unitholder transactions
Proceeds from units issued	6,703,611	11,543,234
Cost of units redeemed	(12,770,348)	(33,543,069)

Net increase (decrease) in net assets from unitholder transactions	(6,066,737)	(21,999,835)

Net increase (decrease) in net assets	(33,928,798)	(23,413,098)

Net Assets
Beginning of period	293,714,321	283,198,621

End of period	$259,785,523	$259,785,523

Number of units
Outstanding-beginning of period	20,110,313	21,254,601
Issued	444,900	794,184
Redeemed	(876,535)	(2,370,107)

Outstanding-end of period	19,678,678	19,678,678

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010		For the period January 1, 2010 to June 30, 2010
Investment income†	$0.05		$0.10
Expenses(†)††	(0.05)		(0.09)

Net investment income (loss)	—		0.01
Net realized and unrealized gain (loss)	(1.41)		(0.13)

Net increase (decrease) in unit value	(1.41)		(0.12)
Net asset value at beginning of period	14.61		13.32

Net asset value at end of period	$13.20		$13.20

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.32%		1.32%
Ratio of net investment income (loss) to average net assets*	0.00	% ***	0.07%
Portfolio turnover**†††	39%		64%
Total return**	(9.65)%		(0.90)%
Net assets at end of period (in thousands)	$259,786		$259,786

*	Annualized.
**	Not annualized.
***	Amounts less than 0.005% are rounded to zero.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2010
Assets
Investments, at value (cost $136,796,636)	$129,359,464	(a)
Investments in affiliated issuers, at value (cost $21,632,373)	20,881,142
Foreign currency, at value (cost $1,454,169)	1,469,608
Cash	220,786
Receivable for investments sold	1,480,702
Receivable for fund units sold	61,710
Interest and dividends receivable	273,759
Tax reclaims receivable	363,003

Total assets	154,110,174

Liabilities
Payable for cash collateral received on securities loaned	10,287,341
Payable for investments purchased	572,619
Payable for fund units redeemed	179,171
Investment advisory fee payable	72,217
ING—program fee payable	65,320
Trustee, management and administration fees payable	12,179
ABA Retirement Funds—program fee payable	9,051
Other liabilities	47,171
Other accruals	40,744

Total liabilities	11,285,813

Net Assets (equivalent to $21.98 per unit based on 6,497,945 units outstanding)	$142,824,361

(a)	Includes securities on loan with a value of $9,945,812 (see Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income
Dividends (net of foreign tax expense of $— and $61,443)	$1,883,010	$2,855,818
Dividends—affiliated issuers	2,816	5,680
Securities lending income, net	32,229	39,092

Total investment income	1,918,055	2,900,590

Expenses
ING—program fee	204,336	413,003
Trustee, management and administration fees	38,441	78,469
Investment advisory fee	185,189	379,777
ABA Retirement Funds—program fee	29,214	58,971
Legal and audit fees	16,641	34,294
Compliance consultant fees	12,285	25,317
Reports to unitholders	9,214	18,988
Registration fees	1,843	3,798
Other fees	6,812	14,039

Total expenses	503,975	1,026,656

Net investment income (loss)	1,414,080	1,873,934

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,769,126	7,770,473
Investments—affiliated issuers	(288,368)	(291,963)
Foreign currency transactions	(750,673)	(326,894)

Net realized gain (loss)	730,085	7,151,616

Change in net unrealized appreciation (depreciation) on:
Investments	(24,109,255)	(28,382,788)
Foreign currency transactions	2,446	10,287

Change in net unrealized appreciation (depreciation)	(24,106,809)	(28,372,501)

Net realized and unrealized gain (loss)	(23,376,724)	(21,220,885)

Net increase (decrease) in net assets resulting from operations	$(21,962,644)	$(19,346,951)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$1,414,080	$1,873,934
Net realized gain (loss) from investments and foreign currency transactions	730,085	7,151,616
Change in net unrealized appreciation (depreciation)	(24,106,809)	(28,372,501)

Net increase (decrease) in net assets resulting from operations	(21,962,644)	(19,346,951)

From unitholder transactions
Proceeds from units issued	6,949,102	16,073,881
Cost of units redeemed	(8,083,170)	(19,430,506)

Net increase (decrease) in net assets from unitholder transactions	(1,134,068)	(3,356,625)

Net increase (decrease) in net assets	(23,096,712)	(22,703,576)

Net Assets
Beginning of period	165,921,073	165,527,937

End of period	$142,824,361	$142,824,361

Number of units
Outstanding-beginning of period	6,552,521	6,644,427
Issued	286,653	654,797
Redeemed	(341,229)	(801,279)

Outstanding-end of period	6,497,945	6,497,945

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$0.29	$0.44
Expenses(†)††	(0.08)	(0.16)

Net investment income (loss)	0.21	0.28
Net realized and unrealized gain (loss)	(3.55)	(3.21)

Net increase (decrease) in unit value	(3.34)	(2.93)
Net asset value at beginning of period	25.32	24.91

Net asset value at end of period	$21.98	$21.98

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	1.30%	1.30%
Ratio of net investment income (loss) to average net assets*	3.65%	2.37%
Portfolio turnover**†††	13%	74%
Total return**	(13.19)%	(11.76)%
Net assets at end of period (in thousands)	$142,824	$142,824

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investment in affiliated fund, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $44,092,160 and units of 4,196,141)	$46,350,568
Receivable for fund units sold	65,256

Total assets	46,415,824

Liabilities
Payable for investments purchased	30,297
Payable for fund units redeemed	6,699
Investment advisory fee payable	1,492
ING—program fee payable	20,202
Trustee, management and administration fees payable	3,766
ABA Retirement Funds—program fee payable	2,800
Payable for legal and audit services	4,710
Other accruals	5,879

Total liabilities	75,845

Net Assets (equivalent to $12.23 per unit based on 3,789,995 units outstanding)	$46,339,979

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Index Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—

Expenses
ING—program fee	57,203	107,766
Trustee, management and administration fees	10,793	20,479
Investment advisory fee	4,284	8,174
ABA Retirement Funds—program fee	8,047	15,258
Legal and audit fees	4,659	8,920
Compliance consultant fees	3,439	6,585
Reports to unitholders	2,579	4,938
Registration fees	516	988
Other fees	1,908	3,652

Total expenses	93,428	176,760

Net investment income (loss)	(93,428)	(176,760)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	41,419	95,717

Change in net unrealized appreciation (depreciation)	1,485,580	2,109,569

Net realized and unrealized gain (loss)	1,526,999	2,205,286

Net increase (decrease) in net assets resulting from operations	$1,433,571	$2,028,526

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(93,428)	$(176,760)
Net realized gain (loss)	41,419	95,717
Change in net unrealized appreciation (depreciation)	1,485,580	2,109,569

Net increase (decrease) in net assets resulting from operations	1,433,571	2,028,526

From unitholder transactions
Proceeds from units issued	7,637,071	16,835,242
Cost of units redeemed	(2,961,577)	(8,292,910)

Net increase (decrease) in net assets from unitholder transactions	4,675,494	8,542,332

Net increase (decrease) in net assets	6,109,065	10,570,858

Net Assets
Beginning of period	40,230,914	35,769,121

End of period	$46,339,979	$46,339,979

Number of units
Outstanding-beginning of period	3,399,422	3,069,305
Issued	638,124	1,420,172
Redeemed	(247,551)	(699,482)

Outstanding-end of period	3,789,995	3,789,995

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.05)

Net investment income (loss)	(0.03)	(0.05)
Net realized and unrealized gain (loss)	0.43	0.63

Net increase (decrease) in unit value	0.40	0.58
Net asset value at beginning of period	11.83	11.65

Net asset value at end of period	$12.23	$12.23

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.86%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.86)%	(0.86)%
Portfolio turnover**†††	3%	9%
Total return**	3.38%	4.98%
Net assets at end of period (in thousands)	$46,340	$46,340

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investment in affiliated fund, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $39,524,767 and units of 2,211,004)	$37,982,835
Receivable for investments sold	10,432
Receivable for fund units sold	60,385

Total assets	38,053,652

Liabilities
Payable for fund units redeemed	46,696
Investment advisory fee payable	654
ING—program fee payable	17,710
Trustee, management and administration fees payable	3,302
ABA Retirement Funds—program fee payable	2,454
Payable for legal and audit services	4,309
Other accruals	5,378

Total liabilities	80,503

Net Assets (equivalent to $14.58 per unit based on 2,604,834 units outstanding)	$37,973,149

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—

Expenses
ING—program fee	53,032	99,651
Trustee, management and administration fees	10,016	18,956
Investment advisory fee	1,978	3,774
ABA Retirement Funds—program fee	7,469	14,117
Legal and audit fees	4,321	8,269
Compliance consultant fees	3,190	6,105
Reports to unitholders	2,393	4,579
Registration fees	479	916
Other fees	1,769	3,385

Total expenses	84,647	159,752

Net investment income (loss)	(84,647)	(159,752)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	87,278	232,670

Change in net unrealized appreciation (depreciation)	(5,053,422)	(3,261,946)

Net realized and unrealized gain (loss)	(4,966,144)	(3,029,276)

Net increase (decrease) in net assets resulting from operations	$(5,050,791)	$(3,189,028)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(84,647)	$(159,752)
Net realized gain (loss)	87,278	232,670
Change in net unrealized appreciation (depreciation)	(5,053,422)	(3,261,946)

Net increase (decrease) in net assets resulting from operations	(5,050,791)	(3,189,028)

From unitholder transactions
Proceeds from units issued	8,504,068	16,970,159
Cost of units redeemed	(4,445,118)	(10,050,286)

Net increase (decrease) in net assets from unitholder transactions	4,058,950	6,919,873

Net increase (decrease) in net assets	(991,841)	3,730,845

Net Assets
Beginning of period	38,964,990	34,242,304

End of period	$37,973,149	$37,973,149

Number of units
Outstanding-beginning of period	2,362,707	2,184,145
Issued	518,297	1,054,141
Redeemed	(276,170)	(633,452)

Outstanding-end of period	2,604,834	2,604,834

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—
Expenses(†)††	(0.04)	(0.07)

Net investment income (loss)	(0.04)	(0.07)
Net realized and unrealized gain (loss)	(1.87)	(1.03)

Net increase (decrease) in unit value	(1.91)	(1.10)
Net asset value at beginning of period	16.49	15.68

Net asset value at end of period	$14.58	$14.58

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.84%	0.84%
Ratio of net investment income (loss) to average net assets*	(0.84)%	(0.84)%
Portfolio turnover**†††	4%	11%
Total return**	(11.58)%	(7.02)%
Net assets at end of period (in thousands)	$37,973	$37,973

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investments in affiliated funds, at value:
SSgA Russell All Cap® Index Securities Lending Series Fund Class I (cost $124,286,590 and units of 7,429,866)	$124,249,655
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $124,946,600 and units of 9,126,706)	120,080,073
Receivable for investments sold	574,120
Receivable for fund units sold	83,369

Total assets	244,987,217

Liabilities
Payable for fund units redeemed	494,281
Investment advisory fee payable	10,635
ING—program fee payable	115,147
Trustee, management and administration fees payable	21,471
ABA Retirement Funds—program fee payable	15,955
Other accruals	69,930

Total liabilities	727,419

Net Assets (equivalent to $28.69 per unit based on 8,514,928 units outstanding)	$244,259,798

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—

Expenses
ING—program fee	355,962	697,956
Trustee, management and administration fees	67,138	132,735
Investment advisory fee	33,767	66,712
ABA Retirement Funds—program fee	50,677	99,448
Legal and audit fees	28,990	57,949
Compliance consultant fees	21,402	42,781
Reports to unitholders	16,052	32,086
Registration fees	3,210	6,417
Other fees	11,869	23,725

Total expenses	589,067	1,159,809

Net investment income (loss)	(589,067)	(1,159,809)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	1,978,604	4,047,803

Change in net unrealized appreciation (depreciation)	(33,020,558)	(19,390,920)

Net realized and unrealized gain (loss)	(31,041,954)	(15,343,117)

Net increase (decrease) in net assets resulting from operations	$(31,631,021)	$(16,502,926)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(589,067)	$(1,159,809)
Net realized gain (loss)	1,978,604	4,047,803
Change in net unrealized appreciation (depreciation)	(33,020,558)	(19,390,920)

Net increase (decrease) in net assets resulting from operations	(31,631,021)	(16,502,926)

From unitholder transactions
Proceeds from units issued	11,272,870	24,290,567
Cost of units redeemed	(11,359,882)	(30,011,933)

Net increase (decrease) in net assets from unitholder transactions	(87,012)	(5,721,366)

Net increase (decrease) in net assets	(31,718,033)	(22,224,292)

Net Assets
Beginning of period	275,977,831	266,484,090

End of period	$244,259,798	$244,259,798

Number of units
Outstanding-beginning of period	8,523,415	8,708,063
Issued	351,103	768,981
Redeemed	(359,590)	(962,116)

Outstanding-end of period	8,514,928	8,514,928

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—
Expenses(†)††	(0.07)	(0.14)

Net investment income (loss)	(0.07)	(0.14)
Net realized and unrealized gain (loss)	(3.62)	(1.77)

Net increase (decrease) in unit value	(3.69)	(1.91)
Net asset value at beginning of period	32.38	30.60

Net asset value at end of period	$28.69	$28.69

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.87%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%	(0.87)%
Portfolio turnover**†††	8%	18%
Total return**	(11.40)%	(6.24)%
Net assets at end of period (in thousands)	$244,260	$244,260

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investment in affiliated fund, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $29,432,358 and units of 1,116,492)	$29,390,547
Receivable for investments sold	8,472
Receivable for fund units sold	17,984

Total assets	29,417,003

Liabilities
Payable for fund units redeemed	6,784
Investment advisory fee payable	1,282
ING—program fee payable	13,879
Trustee, management and administration fees payable	2,588
ABA Retirement Funds—program fee payable	1,923
Payable for legal and audit services	3,291
Payable for compliance consultant fees	1,891
Other accruals	2,216

Total liabilities	33,854

Net Assets (equivalent to $19.31 per unit based on 1,521,875 units outstanding)	$29,383,149

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—

Expenses
ING—program fee	41,509	76,286
Trustee, management and administration fees	7,843	14,515
Investment advisory fee	3,938	7,290
ABA Retirement Funds—program fee	5,848	10,807
Legal and audit fees	3,383	6,335
Compliance consultant fees	2,498	4,677
Reports to unitholders	1,873	3,508
Registration fees	375	702
Other fees	1,386	2,595

Total expenses	68,653	126,715

Net investment income (loss)	(68,653)	(126,715)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	212,896	388,692
Change in net unrealized appreciation (depreciation)	(3,534,367)	(1,302,907)

Net realized and unrealized gain (loss)	(3,321,471)	(914,215)

Net increase (decrease) in net assets resulting from operations	$(3,390,124)	$(1,040,930)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(68,653)	$(126,715)
Net realized gain (loss)	212,896	388,692
Change in net unrealized appreciation (depreciation)	(3,534,367)	(1,302,907)

Net increase (decrease) in net assets resulting from operations	(3,390,124)	(1,040,930)

From unitholder transactions
Proceeds from units issued	8,459,970	15,734,230
Cost of units redeemed	(5,210,616)	(10,621,326)

Net increase (decrease) in net assets from unitholder transactions	3,249,354	5,112,904

Net increase (decrease) in net assets	(140,770)	4,071,974

Net Assets
Beginning of period	29,523,919	25,311,175

End of period	$29,383,149	$29,383,149

Number of units
Outstanding-beginning of period	1,379,703	1,287,394
Issued	387,744	748,165
Redeemed	(245,572)	(513,684)

Outstanding-end of period	1,521,875	1,521,875

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—
Expenses(†)††	(0.05)	(0.09)

Net investment income (loss)	(0.05)	(0.09)
Net realized and unrealized gain (loss)	(2.04)	(0.26)

Net increase (decrease) in unit value	(2.09)	(0.35)
Net asset value at beginning of period	21.40	19.66

Net asset value at end of period	$19.31	$19.31

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.87%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%	(0.87)%
Portfolio turnover**†††	8%	16%
Total return**	(9.77)%	(1.78)%
Net assets at end of period (in thousands)	$29,383	$29,383

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investment in affiliated fund, at value:
SSgA Russell Small Cap Index Non-Lending Series Fund Class A (cost $18,115,890 and units of 973,009)	$17,736,001
Receivable for investments sold	1,699
Receivable for fund units sold	44,584

Total assets	17,782,284

Liabilities
Payable for fund units redeemed	34,556
Investment advisory fee payable	764
ING—program fee payable	8,274
Trustee, management and administration fees payable	1,543
ABA Retirement Funds—program fee payable	1,145
Other accruals	4,519

Total liabilities	50,801

Net Assets (equivalent to $20.17 per unit based on 879,003 units outstanding)	$17,731,483

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—

Expenses
ING—program fee	25,227	46,236
Trustee, management and administration fees	4,765	8,796
Investment advisory fee	2,427	4,452
ABA Retirement Funds—program fee	3,551	6,547
Legal and audit fees	2,055	3,840
Compliance consultant fees	1,517	2,835
Reports to unitholders	1,138	2,126
Registration fees	228	426
Other fees	842	1,573

Total expenses	41,750	76,831

Net investment income (loss)	(41,750)	(76,831)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	182,563	250,644

Change in net unrealized appreciation (depreciation)	(2,324,515)	(943,687)

Net realized and unrealized gain (loss)	(2,141,952)	(693,043)

Net increase (decrease) in net assets resulting from operations	$(2,183,702)	$(769,874)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(41,750)	$(76,831)
Net realized gain (loss)	182,563	250,644
Change in net unrealized appreciation (depreciation)	(2,324,515)	(943,687)

Net increase (decrease) in net assets resulting from operations	(2,183,702)	(769,874)

From unitholder transactions
Proceeds from units issued	5,444,674	9,211,762
Cost of units redeemed	(3,546,101)	(6,218,471)

Net increase (decrease) in net assets from unitholder transactions	1,898,573	2,993,291

Net increase (decrease) in net assets	(285,129)	2,223,417

Net Assets
Beginning of period	18,016,612	15,508,066

End of period	$17,731,483	$17,731,483

Number of units
Outstanding-beginning of period	802,780	750,212
Issued	235,979	415,142
Redeemed	(159,756)	(286,351)

Outstanding-end of period	879,003	879,003

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—
Expenses(†)††	(0.04)	(0.09)

Net investment income (loss)	(0.04)	(0.09)
Net realized and unrealized gain (loss)	(2.23)	(0.41)

Net increase (decrease) in unit value	(2.27)	(0.50)
Net asset value at beginning of period	22.44	20.67

Net asset value at end of period	$20.17	$20.17

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.87%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%	(0.87)%
Portfolio turnover**†††	12%	21%
Total return**	(10.12)%	(2.42)%
Net assets at end of period (in thousands)	$17,731	$17,731

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investment in affiliated fund, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $29,832,822 and units of 2,536,130)	$27,319,190
Receivable for fund units sold	25,076

Total assets	27,344,266

Liabilities
Payable for investments purchased	164
Payable for fund units redeemed	6,365
Investment advisory fee payable	2,269
ING—program fee payable	12,285
Trustee, management and administration fees payable	2,290
ABA Retirement Funds—program fee payable	1,703
Payable for legal and audit services	3,035
Payable for compliance consultant fees	1,744
Other accruals	2,044

Total liabilities	31,899

Net Assets (equivalent to $23.26 per unit based on 1,174,396 units outstanding)	$27,312,367

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—

Expenses
ING—program fee	37,016	70,463
Trustee, management and administration fees	6,991	13,408
Investment advisory fee	7,072	13,519
ABA Retirement Funds—program fee	5,212	9,982
Legal and audit fees	3,015	5,851
Compliance consultant fees	2,226	4,320
Reports to unitholders	1,669	3,239
Registration fees	334	648
Other fees	1,235	2,396

Total expenses	64,770	123,826

Net investment income (loss)	(64,770)	(123,826)

Net realized and unrealized gain (loss) on investment in affiliated fund
Net realized gain (loss)	(24,976)	2,440

Change in net unrealized appreciation (depreciation)	(3,773,588)	(3,340,404)

Net realized and unrealized gain (loss)	(3,798,564)	(3,337,964)

Net increase (decrease) in net assets resulting from operations	$(3,863,334)	$(3,461,790)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(64,770)	$(123,826)
Net realized gain (loss)	(24,976)	2,440
Change in net unrealized appreciation (depreciation)	(3,773,588)	(3,340,404)

Net increase (decrease) in net assets resulting from operations	(3,863,334)	(3,461,790)

From unitholder transactions
Proceeds from units issued	5,604,707	12,379,835
Cost of units redeemed	(2,761,223)	(5,952,153)

Net increase (decrease) in net assets from unitholder transactions	2,843,484	6,427,682

Net increase (decrease) in net assets	(1,019,850)	2,965,892

Net Assets
Beginning of period	28,332,217	24,346,475

End of period	$27,312,367	$27,312,367

Number of units
Outstanding-beginning of period	1,064,563	926,417
Issued	219,781	481,839
Redeemed	(109,948)	(233,860)

Outstanding-end of period	1,174,396	1,174,396

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—
Expenses(†)††	(0.06)	(0.12)

Net investment income (loss)	(0.06)	(0.12)
Net realized and unrealized gain (loss)	(3.29)	(2.90)

Net increase (decrease) in unit value	(3.35)	(3.02)
Net asset value at beginning of period	26.61	26.28

Net asset value at end of period	$23.26	$23.26

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%	(0.92)%
Portfolio turnover**†††	4%	9%
Total return**	(12.59)%	(11.49)%
Net assets at end of period (in thousands)	$27,312	$27,312

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Real Asset Return Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investments in affiliated funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $3,897,503 and units of 200,308)	$4,076,872
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $2,373,255 and units of 115,215)	2,550,285
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $2,197,680 and units of 275,425)	2,104,246
Receivable for investments sold	411
Receivable for fund units sold	5,355

Total assets	8,737,169

Liabilities
Investment advisory fee payable	643
ING—program fee payable	3,866
Trustee, management and administration fees payable	721
ABA Retirement Funds—program fee payable	536
Payable for legal and audit services	842
Payable for compliance consultant fees	484
Other accruals	565

Total liabilities	7,657

Net Assets (equivalent to $14.67 per unit based on 594,982 units outstanding)	$8,729,512

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Real Asset Return Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—

Expenses
ING—program fee	11,310	19,386
Trustee, management and administration fees	2,135	3,683
Investment advisory fee	1,929	3,329
ABA Retirement Funds—program fee	1,589	2,742
Legal and audit fees	921	1,608
Compliance consultant fees	680	1,187
Reports to unitholders	510	890
Registration fees	102	178
Other fees	377	658

Total expenses	19,553	33,661

Net investment income (loss)	(19,553)	(33,661)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	276,859	334,521

Change in net unrealized appreciation (depreciation)	(345,765)	(247,547)

Net realized and unrealized gain (loss)	(68,906)	86,974

Net increase (decrease) in net assets resulting from operations	$(88,459)	$53,313

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(19,553)	$(33,661)
Net realized gain (loss)	276,859	334,521
Change in net unrealized appreciation (depreciation)	(345,765)	(247,547)

Net increase (decrease) in net assets resulting from operations	(88,459)	53,313

From unitholder transactions
Proceeds from units issued	1,959,888	4,931,340
Cost of units redeemed	(1,027,334)	(1,626,267)

Net increase (decrease) in net assets from unitholder transactions	932,554	3,305,073

Net increase (decrease) in net assets	844,095	3,358,386

Net Assets
Beginning of period	7,885,417	5,371,126

End of period	$8,729,512	$8,729,512

Number of units
Outstanding-beginning of period	533,223	370,249
Issued	130,697	334,883
Redeemed	(68,938)	(110,150)

Outstanding-end of period	594,982	594,982

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—
Expenses(†)††	(0.04)	(0.07)

Net investment income (loss)	(0.04)	(0.07)
Net realized and unrealized gain (loss)	(0.08)	0.23

Net increase (decrease) in unit value	(0.12)	0.16
Net asset value at beginning of period	14.79	14.51

Net asset value at end of period	$14.67	$14.67

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.91%	0.91%
Ratio of net investment income (loss) to average net assets*	(0.91)%	(0.91)%
Portfolio turnover**†††	15%	21%
Total return**	(0.81)%	1.10%
Net assets at end of period (in thousands)	$8,730	$8,730

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement Income Securities Lending Series Fund Class I (cost $15,947,554 and units of 1,390,543)	$16,650,362
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $15,432,214 and units of 1,381,333)	15,347,990
Receivable for investments sold	2,764
Receivable for fund units sold	19,454

Total assets	32,020,570

Liabilities
Payable for fund units redeemed	560
Retirement Date Fund management fee payable	2,650
ING—program fee payable	14,346
Trustee, management and administration fees payable	2,674
ABA Retirement Funds—program fee payable	1,988
Payable for legal and audit services	3,683
Payable for compliance consultant fees	2,117
Payable for reports to unitholders	1,536
Other accruals	944

Total liabilities	30,498

Net Assets (equivalent to $10.92 per unit based on 2,929,981 units outstanding)	$31,990,072

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—

Expenses
ING—program fee	43,610	82,841
Trustee, management and administration fees	8,230	15,748
Retirement Date Fund management fee	8,271	15,821
ABA Retirement Funds—program fee	6,141	11,735
Legal and audit fees	3,552	6,864
Compliance consultant fees	2,622	5,067
Reports to unitholders	1,966	3,800
Registration fees	393	760
Other fees	1,454	2,810

Total expenses	76,239	145,446

Net investment income (loss)	(76,239)	(145,446)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	709,704	821,165

Change in net unrealized appreciation (depreciation)	(1,435,702)	(779,444)

Net realized and unrealized gain (loss)	(725,998)	41,721

Net increase (decrease) in net assets resulting from operations	$(802,237)	$(103,725)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(76,239)	$(145,446)
Net realized gain (loss)	709,704	821,165
Change in net unrealized appreciation (depreciation)	(1,435,702)	(779,444)

Net increase (decrease) in net assets resulting from operations	(802,237)	(103,725)

From unitholder transactions
Proceeds from units issued	5,988,180	8,827,334
Cost of units redeemed	(4,887,395)	(5,667,477)

Net increase (decrease) in net assets from unitholder transactions	1,100,785	3,159,857

Net increase (decrease) in net assets	298,548	3,056,132

Net Assets
Beginning of period	31,691,524	28,933,940

End of period	$31,990,072	$31,990,072

Number of units
Outstanding-beginning of period	2,833,271	2,645,849
Issued	530,662	789,030
Redeemed	(433,952)	(504,898)

Outstanding-end of period	2,929,981	2,929,981

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.05)

Net investment income (loss)	(0.03)	(0.05)
Net realized and unrealized gain (loss)	(0.24)	0.03

Net increase (decrease) in unit value	(0.27)	(0.02)
Net asset value at beginning of period	11.19	10.94

Net asset value at end of period	$10.92	$10.92

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%	(0.92)%
Portfolio turnover**†††	21%	31%
Total return**	(2.41)%	(0.18)%
Net assets at end of period (in thousands)	$31,990	$31,990

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement 2010 Securities Lending Series Fund Class I (cost $31,948,865 and units of 2,862,653)	$33,994,006
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $26,891,098 and units of 2,414,496)	27,585,620
Receivable for investments sold	34,928
Receivable for fund units sold	11,946

Total assets	61,626,500

Liabilities
Payable for fund units redeemed	5,099
Retirement Date Fund management fee payable	5,111
ING—program fee payable	27,671
Trustee, management and administration fees payable	5,159
ABA Retirement Funds—program fee payable	3,835
Payable for legal and audit services	7,307
Payable for compliance consultant fees	4,200
Other accruals	4,920

Total liabilities	63,302

Net Assets (equivalent to $12.78 per unit based on 4,815,979 units outstanding)	$61,563,198

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—

Expenses
ING—program fee	83,022	164,231
Trustee, management and administration fees	15,674	31,242
Retirement Date Fund management fee	15,750	31,385
ABA Retirement Funds—program fee	11,697	23,278
Legal and audit fees	6,765	13,625
Compliance consultant fees	4,994	10,059
Reports to unitholders	3,746	7,544
Registration fees	749	1,509
Other fees	2,770	5,579

Total expenses	145,167	288,452

Net investment income (loss)	(145,167)	(288,452)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	527,446	875,522
Change in net unrealized appreciation (depreciation)	(2,013,718)	(413,479)

Net realized and unrealized gain (loss)	(1,486,272)	462,043

Net increase (decrease) in net assets resulting from operations	$(1,631,439)	$173,591

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(145,167)	$(288,452)
Net realized gain (loss)	527,446	875,522
Change in net unrealized appreciation (depreciation)	(2,013,718)	(413,479)

Net increase (decrease) in net assets resulting from operations	(1,631,439)	173,591

From unitholder transactions
Proceeds from units issued	4,337,234	9,971,324
Cost of units redeemed	(4,234,907)	(10,552,592)

Net increase (decrease) in net assets from unitholder transactions	102,327	(581,268)

Net increase (decrease) in net assets	(1,529,112)	(407,677)

Net Assets
Beginning of period	63,092,310	61,970,875

End of period	$61,563,198	$61,563,198

Number of units
Outstanding-beginning of period	4,808,290	4,859,187
Issued	328,976	766,293
Redeemed	(321,287)	(809,501)

Outstanding-end of period	4,815,979	4,815,979

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.06)

Net investment income (loss)	(0.03)	(0.06)
Net realized and unrealized gain (loss)	(0.31)	0.09

Net increase (decrease) in unit value	(0.34)	0.03
Net asset value at beginning of period	13.12	12.75

Net asset value at end of period	$12.78	$12.78

Ratios/Supplemental Data:
Ratio of expenses to average net assets* ††	0.92%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%	(0.92)%
Portfolio turnover** †††	12%	26%
Total return**	(2.59)%	0.24%
Net assets at end of period (in thousands)	$61,563	$61,563

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement 2020 Securities Lending Series Fund Class I (cost $57,731,150 and units of 5,216,354)	$59,868,092
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $47,564,851 and units of 4,143,487)	48,010,585
Receivable for investments sold	7,124
Receivable for fund units sold	161,182

Total assets	108,046,983

Liabilities
Payable for fund units redeemed	94,382
Retirement Date Fund management fee payable	9,044
ING—program fee payable	48,966
Trustee, management and administration fees payable	9,129
ABA Retirement Funds—program fee payable	6,785
Payable for legal and audit services	12,816
Other accruals	15,997

Total liabilities	197,119

Net Assets (equivalent to $14.17 per unit based on 7,608,582 units outstanding)	$107,849,864

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—

Expenses
ING—program fee	148,201	289,223
Trustee, management and administration fees	27,968	55,012
Retirement Date Fund management fee	28,101	55,264
ABA Retirement Funds—program fee	20,863	40,974
Legal and audit fees	12,068	24,000
Compliance consultant fees	8,909	17,718
Reports to unitholders	6,682	13,289
Registration fees	1,336	2,657
Other fees	4,941	9,826

Total expenses	259,069	507,963

Net investment income (loss)	(259,069)	(507,963)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	779,126	1,212,811

Change in net unrealized appreciation (depreciation)	(6,779,284)	(2,860,232)

Net realized and unrealized gain (loss)	(6,000,158)	(1,647,421)

Net increase (decrease) in net assets resulting from operations	$(6,259,227)	$(2,155,384)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(259,069)	$(507,963)
Net realized gain (loss)	779,126	1,212,811
Change in net unrealized appreciation (depreciation)	(6,779,284)	(2,860,232)

Net increase (decrease) in net assets resulting from operations	(6,259,227)	(2,155,384)

From unitholder transactions
Proceeds from units issued	9,662,571	19,629,849
Cost of units redeemed	(7,581,486)	(16,192,833)

Net increase (decrease) in net assets from unitholder transactions	2,081,085	3,437,016

Net increase (decrease) in net assets	(4,178,142)	1,281,632

Net Assets
Beginning of period	112,028,006	106,568,232

End of period	$107,849,864	$107,849,864

Number of units
Outstanding-beginning of period	7,470,139	7,372,493
Issued	643,494	1,324,723
Redeemed	(505,051)	(1,088,634)

Outstanding-end of period	7,608,582	7,608,582

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—
Expenses(†)††	(0.04)	(0.07)

Net investment income (loss)	(0.04)	(0.07)
Net realized and unrealized gain (loss)	(0.79)	(0.21)

Net increase (decrease) in unit value	(0.83)	(0.28)
Net asset value at beginning of period	15.00	14.45

Net asset value at end of period	$14.17	$14.17

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%	(0.92)%
Portfolio turnover**†††	11%	25%
Total return**	(5.53)%	(1.94)%
Net assets at end of period (in thousands)	$107,850	$107,850

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement 2030 Securities Lending Series Fund Class I (cost $44,454,711 and units of 4,044,482)	$44,970,590
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $38,091,991 and units of 3,274,820)	38,187,672
Receivable for fund units sold	79,344

Total assets	83,237,606

Liabilities
Payable for investments purchased	11,548
Payable for fund units redeemed	10,146
Retirement Date Fund management fee payable	7,053
ING—program fee payable	38,185
Trustee, management and administration fees payable	7,119
ABA Retirement Funds—program fee payable	5,293
Payable for legal and audit services	9,688
Payable for compliance consultant fees	5,568
Other accruals	6,526

Total liabilities	101,126

Net Assets (equivalent to $15.45 per unit based on 5,379,286 units outstanding)	$83,136,480

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—

Expenses
ING—program fee	114,914	219,161
Trustee, management and administration fees	21,690	41,681
Retirement Date Fund management fee	21,792	41,872
ABA Retirement Funds—program fee	16,180	31,047
Legal and audit fees	9,360	18,185
Compliance consultant fees	6,910	13,425
Reports to unitholders	5,182	10,068
Registration fees	1,036	2,013
Other fees	3,832	7,445

Total expenses	200,896	384,897

Net investment income (loss)	(200,896)	(384,897)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	155,329	(37,756)

Change in net unrealized appreciation (depreciation)	(6,833,605)	(2,983,481)

Net realized and unrealized gain (loss)	(6,678,276)	(3,021,237)

Net increase (decrease) in net assets resulting from operations	$(6,879,172)	$(3,406,134)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(200,896)	$(384,897)
Net realized gain (loss)	155,329	(37,756)
Change in net unrealized appreciation (depreciation)	(6,833,605)	(2,983,481)

Net increase (decrease) in net assets resulting from operations	(6,879,172)	(3,406,134)

From unitholder transactions
Proceeds from units issued	8,476,407	18,613,266
Cost of units redeemed	(4,095,283)	(9,095,667)

Net increase (decrease) in net assets from unitholder transactions	4,381,124	9,517,599

Net increase (decrease) in net assets	(2,498,048)	6,111,465

Net Assets
Beginning of period	85,634,528	77,025,015

End of period	$83,136,480	$83,136,480

Number of units
Outstanding-beginning of period	5,121,834	4,804,674
Issued	508,078	1,131,177
Redeemed	(250,626)	(556,565)

Outstanding-end of period	5,379,286	5,379,286

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—
Expenses(†)††	(0.03)	(0.07)

Net investment income (loss)	(0.03)	(0.07)
Net realized and unrealized gain (loss)	(1.24)	(0.51)

Net increase (decrease) in unit value	(1.27)	(0.58)
Net asset value at beginning of period	16.72	16.03

Net asset value at end of period	$15.45	$15.45

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%	(0.92)%
Portfolio turnover**†††	9%	21%
Total return**	(7.60)%	(3.62)%
Net assets at end of period (in thousands)	$83,136	$83,136

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investments in affiliated funds, at value:
SSgA Target Retirement 2040 Securities Lending Series Fund Class I (cost $25,202,016 and units of 2,407,342)	$26,603,535
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $24,636,136 and units of 2,116,967)	24,643,613
Receivable for fund units sold	75,747

Total assets	51,322,895

Liabilities
Payable for investments purchased	22,138
Payable for fund units redeemed	18,203
Retirement Date Fund management fee payable	4,332
ING—program fee payable	23,452
Trustee, management and administration fees payable	4,373
ABA Retirement Funds—program fee payable	3,249
Payable for legal and audit services	6,054
Other accruals	7,556

Total liabilities	89,357

Net Assets (equivalent to $16.93 per unit based on 3,025,346 units outstanding)	$51,233,538

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—

Expenses
ING—program fee	70,955	136,767
Trustee, management and administration fees	13,393	26,016
Retirement Date Fund management fee	13,458	26,137
ABA Retirement Funds—program fee	9,992	19,377
Legal and audit fees	5,779	11,347
Compliance consultant fees	4,266	8,377
Reports to unitholders	3,200	6,283
Registration fees	640	1,257
Other fees	2,366	4,646

Total expenses	124,049	240,207

Net investment income (loss)	(124,049)	(240,207)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	(58,522)	(294,968)

Change in net unrealized appreciation (depreciation)	(4,982,580)	(2,307,131)

Net realized and unrealized gain (loss)	(5,041,102)	(2,602,099)

Net increase (decrease) in net assets resulting from operations	$(5,165,151)	$(2,842,306)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(124,049)	$(240,207)
Net realized gain (loss)	(58,522)	(294,968)
Change in net unrealized appreciation (depreciation)	(4,982,580)	(2,307,131)

Net increase (decrease) in net assets resulting from operations	(5,165,151)	(2,842,306)

From unitholder transactions
Proceeds from units issued	5,276,360	11,206,820
Cost of units redeemed	(2,186,639)	(6,744,472)

Net increase (decrease) in net assets from unitholder transactions	3,089,721	4,462,348

Net increase (decrease) in net assets	(2,075,430)	1,620,042

Net Assets
Beginning of period	53,308,968	49,613,496

End of period	$51,233,538	$51,233,538

Number of units
Outstanding-beginning of period	2,859,653	2,782,633
Issued	286,773	616,028
Redeemed	(121,080)	(373,315)

Outstanding-end of period	3,025,346	3,025,346

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—
Expenses(†)††	(0.04)	(0.08)

Net investment income (loss)	(0.04)	(0.08)
Net realized and unrealized gain (loss)	(1.67)	(0.82)

Net increase (decrease) in unit value	(1.71)	(0.90)
Net asset value at beginning of period	18.64	17.83

Net asset value at end of period	$16.93	$16.93

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.92%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%	(0.92)%
Portfolio turnover**†††	8%	21%
Total return**	(9.17)%	(5.05)%
Net assets at end of period (in thousands)	$51,234	$51,234

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Conservative Risk Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company Short Term Investment Fund (cost $534,857 and units of 534,857)	$534,857
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $4,695,370 and units of 444,285)	4,907,567
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $1,604,854 and units of 117,520)	1,546,211
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $853,175 and units of 43,800)	891,460
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $491,985 and units of 23,930)	529,680
SSgA International Index Non-Lending Series Fund Class A (cost $535,952 and units of 44,785)	493,039
Receivable for investments sold	3,087
Receivable for fund units sold	17,962
Interest receivable	108

Total assets	8,923,971

Liabilities
Due to custodian	3,087
Payable for investments purchased	7,290
Payable for fund units redeemed	4,615
Investment advisory fee payable	432
ING—program fee payable	3,894
Trustee, management and administration fees payable	726
ABA Retirement Funds—program fee payable	539
Other accruals	1,884

Total liabilities	22,467

Net Assets (equivalent to $14.62 per unit based on 608,838 units outstanding)	$8,901,504

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Conservative Risk Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$311	$556

Expenses
ING—program fee	10,794	19,412
Trustee, management and administration fees	2,037	3,688
Investment advisory fee	1,226	2,221
ABA Retirement Funds—program fee	1,516	2,746
Legal and audit fees	879	1,608
Compliance consultant fees	649	1,187
Reports to unitholders	487	891
Registration fees	97	178
Other fees	361	659

Total expenses	18,046	32,590

Net investment income (loss)	(17,735)	(32,034)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	60,768	173,701

Change in net unrealized appreciation (depreciation)	(129,311)	(51,303)

Net realized and unrealized gain (loss)	(68,543)	122,398

Net increase (decrease) in net assets resulting from operations	$(86,278)	$90,364

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(17,735)	$(32,034)
Net realized gain (loss)	60,768	173,701
Change in net unrealized appreciation (depreciation)	(129,311)	(51,303)

Net increase (decrease) in net assets resulting from operations	(86,278)	90,364

From unitholder transactions
Proceeds from units issued	2,529,109	5,030,762
Cost of units redeemed	(757,489)	(1,862,996)

Net increase (decrease) in net assets from unitholder transactions	1,771,620	3,167,766

Net increase (decrease) in net assets	1,685,342	3,258,130

Net Assets
Beginning of period	7,216,162	5,643,374

End of period	$8,901,504	$8,901,504

Number of units
Outstanding-beginning of period	489,238	392,122
Issued	170,775	343,485
Redeemed	(51,175)	(126,769)

Outstanding-end of period	608,838	608,838

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†(a)	$0.00	$0.00
Expenses(†)††	(0.03)	(0.06)

Net investment income (loss)	(0.03)	(0.06)
Net realized and unrealized gain (loss)	(0.10)	0.29

Net increase (decrease) in unit value	(0.13)	0.23
Net asset value at beginning of period	14.75	14.39

Net asset value at end of period	$14.62	$14.62

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.88%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.87)%	(0.87)%
Portfolio turnover**†††	8%	21%
Total return**	(0.88)%	1.60%
Net assets at end of period (in thousands)	$8,902	$8,902

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Moderate Risk Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investments in affiliated funds, at value:
State Street Bank and Trust Company Short Term Investment Fund (cost $426,175 and units of 426,175)	$426,175
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $8,029,176 and units of 594,425)	7,820,845
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $6,919,240 and units of 657,049)	7,257,760
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $3,177,874 and units of 278,181)	2,996,561
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,136,335 and units of 57,428)	1,267,185
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $1,015,774 and units of 52,389)	1,066,280
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $447,522 and units of 56,516)	431,780
Receivable for investments sold	59,428
Receivable for fund units sold	64,968
Interest receivable	103

Total assets	21,391,085

Liabilities
Due to custodian	59,428
Payable for investments purchased	36,442
Payable for fund units redeemed	13,820
Investment advisory fee payable	1,051
ING—program fee payable	9,482
Trustee, management and administration fees payable	1,768
ABA Retirement Funds—program fee payable	1,312
Other accruals	4,631

Total liabilities	127,934

Net Assets (equivalent to $16.11 per unit based on 1,320,083 units outstanding)	$21,263,151

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Moderate Risk Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$286	$495

Expenses
ING—program fee	27,080	47,679
Trustee, management and administration fees	5,112	9,059
Investment advisory fee	3,079	5,457
ABA Retirement Funds—program fee	3,810	6,748
Legal and audit fees	2,206	3,950
Compliance consultant fees	1,629	2,917
Reports to unitholders	1,221	2,187
Registration fees	244	437
Other fees	903	1,617

Total expenses	45,284	80,051

Net investment income (loss)	(44,998)	(79,556)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	102,883	295,200

Change in net unrealized appreciation (depreciation)	(1,207,447)	(814,515)

Net realized and unrealized gain (loss)	(1,104,564)	(519,315)

Net increase (decrease) in net assets resulting from operations	$(1,149,562)	$(598,871)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(44,998)	$(79,556)
Net realized gain (loss)	102,883	295,200
Change in net unrealized appreciation (depreciation)	(1,207,447)	(814,515)

Net increase (decrease) in net assets resulting from operations	(1,149,562)	(598,871)

From unitholder transactions
Proceeds from units issued	5,295,282	10,697,918
Cost of units redeemed	(984,764)	(2,417,388)

Net increase (decrease) in net assets from unitholder transactions	4,310,518	8,280,530

Net increase (decrease) in net assets	3,160,956	7,681,659

Net Assets
Beginning of period	18,102,195	13,581,492

End of period	$21,263,151	$21,263,151

Number of units
Outstanding-beginning of period	1,066,885	826,808
Issued	312,054	638,681
Redeemed	(58,856)	(145,406)

Outstanding-end of period	1,320,083	1,320,083

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†(a)	$0.00	$0.00
Expenses(†)††	(0.03)	(0.07)

Net investment income (loss)	(0.03)	(0.07)
Net realized and unrealized gain (loss)	(0.83)	(0.25)

Net increase (decrease) in unit value	(0.86)	(0.32)
Net asset value at beginning of period	16.97	16.43

Net asset value at end of period	$16.11	$16.11

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.88%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.88)%	(0.87)%
Portfolio turnover**†††	5%	12%
Total return**	(5.07)%	(1.95)%
Net assets at end of period (in thousands)	$21,263	$21,263

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Assets and Liabilities

Unaudited

June 30, 2010
Assets
Investments in affiliated funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $4,051,903 and units of 289,707)	$3,811,674
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $1,685,041 and units of 143,337)	1,544,028
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $943,337 and units of 88,711)	979,901
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $400,136 and units of 18,770)	415,464
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $224,630 and units of 27,811)	212,476
Receivable for investments sold	39,377
Receivable for fund units sold	6,168

Total assets	7,009,088

Liabilities
Payable for fund units redeemed	40,981
Investment advisory fee payable	352
ING—program fee payable	3,179
Trustee, management and administration fees payable	593
ABA Retirement Funds—program fee payable	441
Other accruals	1,485

Total liabilities	47,031

Net Assets (equivalent to $17.63 per unit based on 394,991 units outstanding)	$6,962,057

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—

Expenses
ING—program fee	8,880	15,293
Trustee, management and administration fees	1,676	2,907
Investment advisory fee	1,009	1,751
ABA Retirement Funds—program fee	1,248	2,165
Legal and audit fees	723	1,269
Compliance consultant fees	534	937
Reports to unitholders	401	703
Registration fees	80	140
Other fees	296	520

Total expenses	14,847	25,685

Net investment income (loss)	(14,847)	(25,685)

Net realized and unrealized gain (loss) on investments in affiliated funds
Net realized gain (loss)	67,582	183,638

Change in net unrealized appreciation (depreciation)	(745,648)	(646,700)

Net realized and unrealized gain (loss)	(678,066)	(463,062)

Net increase (decrease) in net assets resulting from operations	$(692,913)	$(488,747)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$(14,847)	$(25,685)
Net realized gain (loss)	67,582	183,638
Change in net unrealized appreciation (depreciation)	(745,648)	(646,700)

Net increase (decrease) in net assets resulting from operations	(692,913)	(488,747)

From unitholder transactions
Proceeds from units issued	2,560,857	5,004,794
Cost of units redeemed	(753,650)	(1,765,673)

Net increase (decrease) in net assets from unitholder transactions	1,807,207	3,239,121

Net increase (decrease) in net assets	1,114,294	2,750,374

Net Assets
Beginning of period	5,847,763	4,211,683

End of period	$6,962,057	$6,962,057

Number of units
Outstanding-beginning of period	301,806	226,145
Issued	132,877	262,698
Redeemed	(39,692)	(93,852)

Outstanding-end of period	394,991	394,991

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—
Expenses(†)††	(0.04)	(0.08)

Net investment income (loss)	(0.04)	(0.08)
Net realized and unrealized gain (loss)	(1.71)	(0.91)

Net increase (decrease) in unit value	(1.75)	(0.99)
Net asset value at beginning of period	19.38	18.62

Net asset value at end of period	$17.63	$17.63

Ratios/Supplemental Data:
Ratio of expenses to average net assets*††	0.88%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.88)%	(0.88)%
Portfolio turnover**†††	8%	20%
Total return**	(9.03)%	(5.32)%
Net assets at end of period (in thousands)	$6,962	$6,962

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Balanced Fund

Statement of Assets and Liabilities

Unaudited

	June 30, 2010
Assets
American Bar Association Members/State Street Collective Trust investment funds, at value:
Bond Core Plus Fund (cost $78,939,686 and units of 4,034,111)	$101,984,095	(a)
Large Cap Equity Fund (cost $135,321,242 and units of 13,419,938)	151,210,642	(a)
Receivable for investments sold	95,904
Receivable for fund units sold	6,048

Total assets	253,296,689

Liabilities
Payable for fund units redeemed	101,952

Total liabilities	101,952

Net Assets (equivalent to $80.82 per unit based on 3,132,690 units outstanding)	$253,194,737

(a)	Indicates an affiliated issuer.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Net investment income (loss)	$—	$—

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Bond Core Plus Fund	3,597,975	5,362,926
Large-Cap Equity Fund	1,136,429	3,602,395

Net realized gain (loss)	4,734,404	8,965,321

Change in net unrealized appreciation (depreciation)	(20,773,582)	(14,252,056)

Net realized and unrealized gain (loss)	(16,039,178)	(5,286,735)

Net increase (decrease) in net assets resulting from operations	$(16,039,178)	$(5,286,735)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
From operations
Net investment income (loss)	$—	$—
Net realized gain (loss)	4,734,404	8,965,321
Change in net unrealized appreciation (depreciation)	(20,773,582)	(14,252,056)

Net increase (decrease) in net assets resulting from operations	(16,039,178)	(5,286,735)

From unitholder transactions
Proceeds from units issued	218,104	228,650
Cost of units redeemed	(9,545,017)	(26,550,051)

Net increase (decrease) in net assets from unitholder transactions	(9,326,913)	(26,321,401)

Net increase (decrease) in net assets	(25,366,091)	(31,608,136)

Net Assets
Beginning of period	278,560,828	284,802,873

End of period	$253,194,737	$253,194,737

Number of units
Outstanding-beginning of period	3,241,852	3,443,359
Issued	2,571	2,722
Redeemed	(111,733)	(313,391)

Outstanding-end of period	3,132,690	3,132,690

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2010 to June 30, 2010
Net investment income (loss)	$—	$—
Net realized and unrealized gain (loss)	(5.11)	(1.89)

Net increase (decrease) in unit value	(5.11)	(1.89)
Net asset value at beginning of period	85.93	82.71

Net asset value at end of period	$80.82	$80.82

Ratios/Supplemental Data:
Portfolio turnover*†	3%	4%
Total return*	(5.95)%	(2.29)%
Net assets at end of period (in thousands)	$253,195	$253,195

*	Not annualized.
†	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolios of the Bond Core Plus Fund and Large Cap Equity Fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements

(Unaudited)

1. Description of the Trust

The American Bar Association Members/Northern Trust Collective Trust (formerly known as the American Bar Association Members/State Street Collective Trust, referred to herein as the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust, as amended and restated on December 5, 1991 and as amended thereafter. From December 1, 2004 and through June 30, 2010, State Street Bank and Trust Company of New Hampshire (“State Street” or the “Trustee”) acted as trustee of the Collective Trust. Effective July 1, 2010, Northern Trust Investments, N.A. (“Northern Trust Investments”) was substituted for State Street as trustee of the Collective Trust. In connection therewith, the name of the Collective Trust was changed from “American Bar Association Members/State Street Collective Trust” to “American Bar Association Members/Northern Trust Collective Trust.” From and after July 1, 2010, Northern Trust Investments, as trustee of the Collective Trust, has exclusive discretion and control over the assets of the Collective Trust, and State Street is no longer responsible for administering the investment options offered by the Collective Trust, other than for securities lending purposes as described in these Notes. Please see Note 9 for additional information regarding this subsequent event relating to the change in trustee. The following notes refer to the period through June 30, 2010, during which State Street acted as trustee, and are stated as of such date.

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

Managed Funds

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity. As of June 30, 2010, SARF invested all of its assets in the State Street Global Advisors (“SSgA”) Stable Asset Fund Trust (“SAFT”), a separate State Street Bank and Trust Company (“State Street Bank”) collective investment fund which invests in investment contracts (“Traditional Investment Contracts”), “Synthetic Investment Contracts,” which represent individual high quality fixed income and asset backed securities subject to benefit responsive wrap contracts issued by financial institutions (“Benefit Responsive Providers”), and collective investment funds maintained by State Street Bank that invest in high quality fixed income and asset backed securities. SAFT also invests a portion of its assets in the State Street Bank Short Term Investment Fund (“STIF”), a short-term income collective investment fund maintained by State Street Bank in order to maintain liquidity for SAFT (a so-called cash buffer, the “Cash Buffer”). The Stable Asset Return Fund is the only investor in SAFT, while retirement plans other than those adopted under the Program also invest in STIF. The annual financial statements of STIF and SAFT are available upon request. Please see Note 9 for additional information regarding certain anticipated changes with respect to the Stable Asset Return Fund and SAFT.

Bond Core Plus Fund (formerly Intermediate Bond Fund)—invests primarily in debt securities of varying maturities, with an average portfolio duration of three to six years, with the objective of achieving a total return from current income and capital appreciation.

Large Cap Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion. Invests in common stocks and SSgA Russell Large Cap® Index Non-Lending Series Fund Class A and the SSgA Russell Large-Cap® Index Securities Lending Series Fund Class I, each of which is a separate collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 1000® Index. As of June 30, 2010, 2.9% of the Fund’s net assets were invested in the SSgA Russell Large Cap® Index Non-Lending Series

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Fund Class A and 6.5% of the Fund’s net assets were invested in the SSgA Russell Large-Cap® Index Securities Lending Series Fund Class I. These underlying funds’ annual financial statements are available upon request.

Small-Mid Cap Equity Fund—long term growth of capital through investment in common stocks and equity-type securities of U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion. Invests in common stocks and the SSgA Russell Small Cap® Index Securities Lending Series Fund Class I and the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, each of which is a separate collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 2000® Index and the S&P 400®, respectively. As of June 30, 2010, less than 0.1% of the Fund’s net assets were invested in the SSgA Russell Small Cap® Index Securities Lending Series Fund Class I and 1.1% of the Fund’s net assets were invested in the SSgA S&P MidCap® Index Non-Lending Series Fund Class A. These underlying funds’ annual financial statements are available upon request.

International All Cap Equity Fund (formerly International Equity Fund)—long term growth of capital primarily through investment in common stocks and other equity securities of non-U.S. domiciled companies.

Index Funds

Bond Index Fund—replication of the total return, after taking into account Fund expenses, of the U.S. investment-grade bond market represented by the Barclays Capital U.S. Aggregate Bond Index. As of June 30, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index. This underlying fund’s annual financial statements are available upon request.

Large Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the S&P 500®. As of June 30, 2010, 100% of the Fund’s assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®. This underlying fund’s annual financial statements are available upon request.

All Cap Index Equity Fund (formerly Index Equity Fund)—replication of the total return, after taking into account Fund expenses, of the Russell 3000® Index. As of June 30, 2010, 50.9% of the Fund’s net assets in aggregate were invested in the SSgA Russell All Cap® Index Securities Lending Series Fund Class I and 49.1% of the Fund’s net assets in aggregate were invested in the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, each of which is a separate collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index. These underlying funds’ annual financial statements are available upon request.

Mid Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the S&P MidCap 400®. As of June 30, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®. This underlying fund’s annual financial statements are available upon request.

Small Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the Russell 2000® Index. As of June 30, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index. This underlying fund’s annual financial statements are available upon request.

International Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index. As of June 30, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index. This underlying fund’s annual financial statements are available upon request.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

Lifetime Income Retirement Date Fund—invests in the SSgA Target Retirement Income Securities Lending Series Fund Class I and the SSgA Target Retirement Income Non-Lending Series Fund Class A. As of June 30, 2010, 52.0% of the Fund’s net assets were invested in the Lending Series Fund and 48.0% were invested in the Non-Lending Series Fund.

2010 Retirement Date Fund—invests in the SSgA Target Retirement 2010 Securities Lending Series Fund Class I and the SSgA Target Retirement 2010 Non-Lending Series Fund Class A. As of June 30, 2010, 55.2% of the Fund’s net assets were invested in the Lending Series Fund and 44.8% were invested in the Non-Lending Series Fund.

2020 Retirement Date Fund—invests in the SSgA Target Retirement 2020 Securities Lending Series Fund Class I and the SSgA Target Retirement 2020 Non-Lending Series Fund Class A. As of June 30, 2010, 55.5% of the Fund’s net assets were invested in the Lending Series Fund and 44.5% were invested in the Non-Lending Series Fund.

2030 Retirement Date Fund—invests in the SSgA Target Retirement 2030 Securities Lending Series Fund Class I and the SSgA Target Retirement 2030 Non-Lending Series Fund Class A. As of June 30, 2010, 54.1% of the Fund’s net assets were invested in the Lending Series Fund and 45.9% were invested in the Non-Lending Series Fund.

2040 Retirement Date Fund—invests in the SSgA Target Retirement 2040 Securities Lending Series Fund Class I and the SSgA Target Retirement 2040 Non-Lending Series Fund Class A. As of June 30, 2010, 51.9% of the Fund’s net assets were invested in the Lending Series Fund and 48.1% were invested in the Non-Lending Series Fund.

Each of these underlying funds’ annual financial statements is available upon request.

Target Risk Funds

Target Risk Funds—a series of balanced investment funds each of which is designed to correspond to a particular investment risk level. The three Target Risk Funds, designated as the Conservative Risk Fund, the Moderate Risk Fund and the Aggressive Risk Fund, offer three separate strategies, each with a distinct asset mix.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

The Conservative Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA International Index Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A and SSgA Short Term Investment Fund. The Conservative Risk Fund is the most conservative strategy among the Target Risk Funds. The Conservative Risk Fund is designed for investors who prefer lower volatility of returns and higher expected income.

The Moderate Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A and SSgA Short Term Investment Fund. The Moderate Risk Fund is designed for investors who seek a combination of capital appreciation and income. This Fund is expected to have higher volatility of returns than the Conservative Risk Fund but lower volatility than the Aggressive Risk Fund.

The Aggressive Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, and SSgA Russell All Cap Index Non-Lending Series Fund Class A. The Aggressive Risk Fund is designed for investors who want to maximize growth and capital appreciation. This Fund is expected to have the highest volatility of returns among the Target Risk Funds.

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of June 30, 2010, 40.3% and 59.7% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

All the Funds and the Balanced Fund may invest in STIF. The annual financial statements of STIF are available upon request.

Through June 30, 2010, Funds in the Trust that participate directly in securities lending and the Balanced Fund may have had cash collateral invested in the State Street Quality D Short-Term Investment Fund (“Quality D”). State Street Bank serves as the trustee for Quality D. For purposes of daily admissions and redemptions, the short-term portfolio instruments in Quality D are currently valued on the basis of amortized cost, as provided for in the Declaration of Trust of Quality D. Participant units in Quality D are issued and redeemed on each business day (“valuation date”). Participant units in Quality D, were, through June 30, 2010, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of Quality D (or the successor cash collateral fund referred to below), the trustee thereof may in its discretion determine that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the trustee, in its sole discretion and acting in a manner it deems appropriate and fair on behalf of all of the unitholders, may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

The trustee for Quality D has informed the Trust that a disparity between the constant or amortized cost net asset value and the net asset value based on fair market value has existed during the six-month period ended June 30, 2010 and is primarily attributable to unrealized losses on longer duration instruments stemming from a lack of liquidity in the secondary market for such instruments. The trustee of Quality D has informed the collective Trust that none of the securities in the cash collateral Funds were in default at June 30, 2010. The trustee for Quality D has applied withdrawal safeguards. In order to maintain long-term value for all unitholders in Quality D, any unitholder in Quality D, including the Funds and the Balanced Fund, that expressly or otherwise effectively terminates its participation in the securities lending program would, on redemption, receive an in-kind pro rata share of the securities held by Quality D. In addition, in light of State Street’s agreement to continue to act as securities lending agent for the Dedicated Cash Collateral Fund, State Street required the Trust to redeem the Trust’s ownership interests in Quality D by means of an in-kind redemption of all units held by the Trust. The trustee of Quality D continues, however, to transact normal daily activity, such as new loans, loan returns, plan participant-directed transactions and daily marks to market, at $1.00 per unit. The financial statements of Quality D are available upon request. Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending were no longer invested in Quality D, as the cash collateral received by the Funds that directly engage in securities lending was reinvested in a newly formed cash collateral fund managed by State Street Bank as securities lending agent and dedicated solely to the Funds that directly engage in securities lending (the “Dedicated Cash Collateral Fund”). Please see Note 9 for additional information regarding this subsequent event relating to the formation of the Dedicated Cash Collateral Fund.

Certain State Street Bank collective investment funds in which the Funds and the Balanced Fund invest may participate in securities lending and may invest their cash collateral in Series Quality Trust for SSgA Funds Trust Fund (“Quality Trust”), a fund that operates in a manner similar to Quality D and the Dedicated Cash Collateral Fund (collectively with Quality D and the Dedicated Cash Collateral Fund, the “Cash Collateral Funds”). This fund also has experienced a discrepancy between constant asset values and net asset values based on fair market values of these securities for the same reasons as described above, and also has imposed withdrawal safeguards for participants terminating participation in the securities lending program, although the trustee of Quality Trust permits limited monthly withdrawals by investors in Quality Trust. The financial statements of Quality Trust are available upon request. On June 30, 2010, a voluntary cash contribution was made by State Street Corporation to Quality Trust to establish a fair market net asset value per unit of Quality Trust of approximately $1.00. Please see Note 9 for information regarding the expected removal of the limitations on monthly withdrawals by investors in Quality Trust in August 2010 as a result of this voluntary cash contribution.

Although the level of redemptions in connection with plan activity is being monitored by the Trustee, as to the Funds and the Balanced Fund, and State Street Bank, as to the Cash Collateral Funds, no plan withdrawal decisions initiated by a plan sponsor have been limited by the Funds or the Balanced Fund through June 30, 2010. If the level of redemption activity, either through participant activity or plan activity, were to materially increase in the future, the Trustee, as to the Funds and the Balanced Fund, and State Street Bank, as to the Cash Collateral Funds, retain the right to impose limitations on such activity. Please see Note 9 for information regarding subsequent events relating to the limitations on monthly withdrawals by investors in Quality Trust.

The Cash Collateral Funds’ per unit net asset values, and the net asset value of the Funds and the Balanced Fund investing directly or indirectly in Cash Collateral Funds, reflected in their financial statements are based on United States generally accepted accounting principles (“GAAP”) at fair value and differ from the per unit net asset values calculated for purpose of transactions experienced by participants in their accounts. The difference is driven by the GAAP valuation of the Cash Collateral Funds (See Note 6). Such difference in valuation as of June 30, 2010 has narrowed from the difference in valuation as of December 31, 2008 and December 31, 2009, reflecting higher GAAP valuations of the Cash Collateral Funds on June 30, 2010.

The Trust may offer and sell an unlimited number of units representing interests in separate Funds of the Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund.

As of June 30, 2010, State Street offered and administered the investment options for the Program available under the Collective Trust.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

State Street delegated to State Street Bank the responsibility to provide certain services to the Collective Trust on behalf of State Street. In addition, through June 30, 2010, State Street Bank was the primary custodian and, based on instructions from ING Institutional Plan Services, LLC, a Delaware limited liability company (“ING Services”), as discussed below, effected investment and transfer transactions and distributed all benefits provided by the plans to the participants or, in the case of some individually designed plans, to the respective trustees of such plans. ING Services or an affiliate thereof provides recordkeeping, communication, marketing and administration services to the Program. ING Services is responsible for the maintenance of individual account records or accrued benefit information for participants whose employers choose to have the Program’s administrator maintain those account records. ING Services also provides certain account and investment information to employers and participants, manages the receipt of all plan contributions, forwards investment and transaction instructions to the appropriate parties and forwards instructions relating to distribution of benefits provided by the plans. Please see Note 9 for additional information regarding this subsequent event relating to the change in trustee.

2. Summary of Significant Accounting Policies

The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with GAAP.

A. Security Valuation

The Collective Trust follows authoritative accounting guidance that governs the application of GAAP that requires fair value measurements of the Funds’ and the Balanced Fund’s assets and liabilities. Fair value is an estimate of the price a Fund would receive upon selling a security in a timely transaction to an independent buyer in the principal or most advantageous market for the security.

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

With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, a valuation adjustment may be appropriate. Specifically, under appropriate circumstances, the Trustee will utilize a fair value statistical model for the International All Cap Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. If a significant event occurs other than general movements in the U.S. markets, State Street Bank will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with State Street’s fair value procedures.

Unless believed no longer to accurately reflect value or to be reliable, foreign securities not traded directly or in the form of American Depositary Receipts (ADRs) in the United States are valued in the local currency at the last sale price on the applicable exchange on which such securities trade and such values are converted into the U.S. dollar equivalent at current exchange rates.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

Various inputs are used in determining the value of the Funds’ and the Balanced Fund’s investments. These inputs are summarized in the three broad levels as follows:

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

A Fund or the Balanced Fund may record changes to valuations based on the amount that might reasonably be expected to be received for a security upon its current sale consistent with the fair value measurement objective. Each determination is based on a consideration of all relevant factors, which are likely to vary from one pricing context to another. Examples of such factors may include, but are not limited to, the type of the security, the existence of any contractual restrictions on the security’s disposition, the price of comparable securities, quotations or evaluated prices from broker-dealers and/ or pricing services, information obtained from the issuer, analysts, and/or the appropriate stock exchange (for exchange-traded securities), an analysis of the company’s financial statements, an evaluation of the forces that influence the issuer and the market(s) in which the security is purchased and sold, and with respect to debt securities, the maturity, coupon, creditworthiness, currency denomination, and movement of the market in which the security is normally traded. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value realized upon sale.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

For Level 2 investments, all applicable Funds value their direct and indirect investments in Cash Collateral Funds at their fair values, and have recognized unrealized losses. However, the Funds have continued to value their investments in the Cash Collateral Funds for purposes of participant transactions at the amortized cost based values used by the Cash Collateral Funds for daily transactions.

There have been no significant transfers in and out of Level 1 and Level 2 fair value measurements for any of the funds at the period ended June 30, 2010 from the previous period.

The following is a summary of the inputs used in valuing the Funds’ and the Balanced Fund’s assets and liabilities, as well as a reconciliation of Level 3 assets for which significant unobservable inputs were used in determining value:

Bond Core Plus Fund	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$2,836,848	$—	$2,836,848
U.S. Government & Agency Obligations	—	218,325,734	—	218,325,734
Foreign Government Obligations	—	655,704	—	655,704
Municipals	—	10,446,683	—	10,446,683
Corporate Bonds	—	76,082,500	—	76,082,500
Bank Loans	—	6,137,470	—	6,137,470
Convertible Preferred Stock	1,396,500	—	—	1,396,500
Short-Term Investments	—	78,064,209	—	78,064,209
Derivatives*	2,045,399	496,968	—	2,542,367

Total	$3,441,899	$393,046,116	$—	$396,488,015

Liabilities
Derivatives*	$(179,423)	$(204,800)	—	$(384,223)

Total	$(179,423)	$(204,800)	$—	$(384,223)

*	Derivatives include unrealized appreciation/depreciation on open futures contracts, foreign forward currency contracts and interest rate swap contracts.

Financial instruments that trade in markets that are not considered to be active but are valued with standard inputs, such as listed in approximate order of priority for use when available, include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Evaluators may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. The financial instruments classified within Level 2 include U.S. Corporate Asset-Backed Securities, U.S. Government & Agency Obligations, Foreign Government Obligations, Municipals, Corporate Bonds, and Bank Loans.

Level 2 interest rate swaps are marked-to-market daily based upon quotations from brokers or market makers and the change in value, if any, is recorded as unrealized appreciation or depreciation. An industry-recognized model is used to calculate the value of interest rate swaps. The model discounts the cash flows at each coupon adjustment date utilizing interest rate yield curve data that is based on current market sentiment and is validated against recent trading activity. Interest rates are compared with the market in order to validate results.

Large Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$18,128,996	$—	$—	$18,128,996
Communications	69,505,542	—	—	69,505,542
Consumer, Cyclical	67,948,134	—	—	67,948,134
Consumer, Non-Cyclical	166,585,159	—	—	166,585,159
Energy	66,887,925	—	—	66,887,925
Financial	65,473,783	—	—	65,473,783
Industrial	64,028,906	—	—	64,028,906
Technology	84,909,757	—	—	84,909,757
Utilities	21,308,881	—	—	21,308,881
Collective Investment Funds	—	66,218,892	—	66,218,892
Short-Term Investments	—	98,267,104	—	98,267,104

Total	$624,777,083	$164,485,996	$—	$789,263,079

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

International All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$4,376,193	$—	$4,376,193
Austria	—	638,314	—	638,314
Belgium	—	1,592,312	—	1,592,312
Brazil	—	2,257,731	—	2,257,731
Canada	4,861,094	—	—	4,861,094
China	204,230	1,569,276	—	1,773,506
Czech Republic	—	499,954	—	499,954
Finland	—	959,633	—	959,633
France	—	9,404,684	—	9,404,684
Germany	—	8,556,797	—	8,556,797
Greece	—	1,005,710	—	1,005,710
Hong Kong	510,510	3,126,711	—	3,637,221
Ireland	1,137,084	538,658	—	1,675,742
Israel	1,292,927	312,233	—	1,605,160
Italy	—	2,128,954	—	2,128,954
Japan	—	24,399,551	—	24,399,551
Korea, Republic of	—	3,467,571	—	3,467,571
Luxembourg	388,020	349,431	—	737,451
Malaysia	—	685,099	—	685,099
Mexico	571,048	—	—	571,048
Netherlands	—	4,166,436	—	4,166,436
Norway	—	1,197,372	—	1,197,372
Papua New Guinea	—	915,940	—	915,940
Philippines	474,735	—	—	474,735
Poland	—	474,369	—	474,369
Portugal	—	253,440	—	253,440
Singapore	—	2,734,875	—	2,734,875
South Africa	—	4,217,424	—	4,217,424
Spain	—	1,922,768	—	1,922,768
Sweden	—	1,282,953	—	1,282,953
Switzerland	1,176,257	9,457,235	—	10,633,492
Taiwan	1,422,616	1,865,588	—	3,288,204
Thailand	—	1,786,180	—	1,786,180
Turkey	—	802,091	—	802,091
United Kingdom	2,075,067	16,875,019	—	18,950,086
United States	1,425,374	—	—	1,425,374
Collective Investment Funds	—	5,309,589	—	5,309,589
Short-Term Investments	—	15,571,553	—	15,571,553

Total	$15,538,962	$134,701,644	$—	$150,240,606

Level 2 consists of non-U.S. equities are based on prices received from all primary and secondary exchanges; however, if a significant event has occurred after the closing of the foreign exchange or market on which such securities trade, a valuation adjustment may be appropriate. Specifically, under appropriate circumstances, the Trustee will utilize a fair value model for the International All Cap Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Small-Mid Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$10,868,221	$—	$—	$10,868,221
Communications	14,416,174	—	—	14,416,174
Consumer, Cyclical	34,519,635	—	—	34,519,635
Consumer, Non-Cyclical	57,017,922	—	—	57,017,922
Energy	16,419,718	—	14,828	16,434,546
Financial	48,055,876	—	—	48,055,876
Industrial	35,320,896	—	—	35,320,896
Technology	24,732,963	—	—	24,732,963
Utilities	11,438,362	—	—	11,438,362
Collective Investment Funds	—	2,910,220	—	2,910,220
Short-Term Investments	—	132,188,200	—	132,188,200

Total	$252,789,767	$135,098,420	$14,828	$387,903,015

Small-Mid Cap Equity Fund Level 3 Roll Forward	Common Stock and/or Other Equity Investments
Balance as of January 1, 2010	$308,692
Accrued discounts/premiums	—
Realized gain (loss)	—
Change in unrealized appreciation (depreciation)	(293,864)
Net purchases (sales)	—
Transfers into Level 3	—
Transfers (out) of Level 3	—

Balance as of June 30, 2010	$14,828

The Level 3 equity amount consists of a single private equity position; it is not traded in an active market and is subject to transfer restrictions. The main input to determine fair market value is based solely on cash assets less accrued liabilities for estimated tax and administrative expenses.

Transfers between price levels are recognized at the beginning of the reporting period.

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$1,009,357,411	$—	$1,009,357,411

Total	$—	$1,009,357,411	$—	$1,009,357,411

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$46,350,568	$—	$46,350,568

Total	$—	$46,350,568	$—	$46,350,568

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$37,982,835	$—	$37,982,835

Total	$—	$37,982,835	$—	$37,982,835

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$244,329,728	$—	$244,329,728

Total	$—	$244,329,728	$—	$244,329,728

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$29,390,547	$—	$29,390,547

Total	$—	$29,390,547	$—	$29,390,547

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$17,736,001	$—	$17,736,001

Total	$—	$17,736,001	$—	$17,736,001

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$27,319,190	$—	$27,319,190

Total	$—	$27,319,190	$—	$27,319,190

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$8,731,403	$—	$8,731,403

Total	$—	$8,731,403	$—	$8,731,403

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$31,998,352	$—	$31,998,352

Total	$—	$31,998,352	$—	$31,998,352

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$61,579,626	$—	$61,579,626

Total	$—	$61,579,626	$—	$61,579,626

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$107,878,677	$—	$107,878,677

Total	$—	$107,878,677	$—	$107,878,677

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$83,158,262	$—	$83,158,262

Total	$—	$83,158,262	$—	$83,158,262

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$51,247,148	$—	$51,247,148

Total	$—	$51,247,148	$—	$51,247,148

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$8,367,957	$—	$8,367,957
Short-Term Investments	—	534,857	—	534,857

Total	$—	$8,902,814	$—	$8,902,814

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$20,840,411	$—	$20,840,411
Short-Term Investments	—	426,175	—	426,175

Total	$—	$21,266,586	$—	$21,266,586

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$6,963,543	$—	$6,963,543

Total	$—	$6,963,543	$—	$6,963,543

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$253,194,737	$—	$253,194,737

Total	$—	$253,194,737	$—	$253,194,737

The short-term portfolio instrument in STIF is valued on the basis of amortized cost, which approximates fair value, unless otherwise determined by the trustee of such fund. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates or changes in the creditworthiness of the issuer of the instrument on the market value of the instrument.

For all funds other than the Bond Core Plus Fund, Level 2 investments are Collective Investment Funds with market values determined by a custodian using observable inputs to calculate the transaction price. In addition to their specified investments, the funds may also engage in transactions in derivatives, including, but not limited to, futures, swaps, options and other derivative instruments (including but not limited to equity index futures, foreign currency forwards and similar derivatives) or other investments as State Street Bank deems appropriate under the circumstances.

B. Stable Asset Return Fund

SARF invests in SAFT, whose investments include insurance company, bank and financial institution investment contracts, high quality short-term fixed income securities and investments in STIF and the State Street Bank Mortgage Backed Securities Non-Lending Fund. SAFT has entered into a global fully benefit responsive investment contract with four different financial institutions which are so called “Synthetic GICs” or “Synthetic Investment Contracts” as described below. On a daily basis, SARF accrues dividend income based on the income credited by SAFT. SARF does not distribute income and any increase to net assets is reflected by an increase in the unit value. Each month the dividend income earned by SARF is reinvested into SAFT. As a result of its investment in SAFT, SARF is subject to the specialized accounting provisions described below. The Statement of Assets and Liabilities presents the fair value of the investment contracts held by SAFT with a separate adjustment to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis. Because SARF invests only in SAFT, the Trust is providing the following accounting policies of SAFT:

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

Synthetic Investment Contracts generally require a Cash Buffer of a certain level to be maintained in order to provide liquidity for the stable value fund. The wrap contracts in place as of June 30, 2010 held by SAFT require a Cash Buffer of a minimum of 20% of the net asset value of SAFT. At June 30, 2010, the Cash Buffer was 33.6% of such net assets.

A Synthetic Investment Contract attempts to protect principal and accumulated interest and credits a stated interest rate for a specified period of time (e.g. monthly or quarterly). Under the terms of the wrap contracts, assets subject to Synthetic Investment Contracts are credited at a rate (the “Crediting Rate”) agreed to with the issuer of the benefit-responsive Investment Contract (which rate is adjusted periodically, but not below zero, to reflect the

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

performance of the underlying securities of the Synthetic Investment Contract) for purposes of permitting the contract to be benefit-responsive. Investment gains and losses are amortized over the expected duration through the calculation of the applicable Crediting Rate to SAFT on a prospective basis. The Crediting Rate is primarily based on the current yield-to-maturity of the covered investments, plus or minus amortization of the difference between the market value and contract value of the covered investments over the duration of the covered investments at the time of computation. The Crediting Rate is most impacted by the change in the annual effective yield to maturity of the underlying securities, but is also affected by the differential between the contract value and the market value of the covered investments. This difference is amortized over the duration of the covered investments. Depending on the change in duration from each reset period, the magnitude of the impact to the Crediting Rate of the contract to market difference is heightened or lessened. The Crediting Rate can be adjusted periodically and is usually adjusted either monthly or quarterly, but in no event is the Crediting Rate less than zero. The Crediting Rate may be impacted by, among other things, volatility and illiquidity in the fixed income securities market. If the market value of the underlying investments held by SAFT as a whole is lower than their contract value, the Crediting Rate may be lower than the return on the underlying investments. Significant additional contributions from participants may in certain cases increase market value attributed to the underlying investments and increase the Crediting Rate and SAFT’s return. Redemptions may have an opposite effect, where if SAFT experiences significant redemptions when the market value is below the contract value, SAFT’s return and the Crediting Rate may be reduced to zero.

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

As of June 30, 2010, the occurrence of an event that would limit the ability of SAFT to transact at contract value with the participants is not probable. Please refer to Note 9 for information on subsequent events relating to State Street Bank’s plans to cease acting as trustee and investment manager of SAFT on or prior to December 31, 2010 and events relating to the Synthetic Investment Contracts in connection therewith.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

Effective February 9, 2009, Bank of America, N.A. (“Bank of America”) excluded from the coverage of its Synthetic Investment Contracts, including its Synthetic Investment Contract with SAFT, any net increases in the amount subject to such Synthetic Investment Contract (other than increases in the value of underlying securities and any interest earned thereon). This action by Bank of America has resulted in the other current Benefit Responsive Providers not covering their respective shares (25% each) of any such net increases. Any such net increases have been allocated to SAFT’s Cash Buffer which is invested in Short-Term Investment Products, and will likely be so allocated in the foreseeable future. At the discretion of State Street, net new participant cash flows will be invested in traditional GICs or in the Cash Buffer through portfolio cash vehicles, although it is anticipated that any net new participant cash flows will be invested in the Cash Buffer in the foreseeable future.

On April 21, 2010, UBS AG (“UBS”) issued a sixty day termination notice with respect to its Synthetic Investment Contract with SAFT. On the next day, JPMorgan Chase Bank, N.A. (“JP Morgan”) issued a sixty day termination notice of its Synthetic Investment Contract with SAFT. State Street Bank exercised its rights under the respective existing Synthetic Investment Contracts with UBS and JP Morgan on June 18, 2010 by electing so-called “Immunization” (as sometimes referred to in industry parlance) under each of these two Synthetic Investment Contracts which extends the term of each such Synthetic Investment Contract. This Immunization election permits a controlled reduction in the durations and maturities of the investments subject to such Synthetic Investment Contracts during each of the periods specified below (the “Immunization Periods”). The foregoing controlled reduction is referred to collectively as the “Immunization Process.”

The Immunization Process permits an orderly sale of the investments related to each such Synthetic Investment Contract over a two-year period for UBS and an estimated 2.3 year period for JP Morgan, and the related reinvestment of the net cash proceeds of such sales in shorter-term, high quality investments in compliance with investment guidelines for the Immunization Process. During the Immunization Period under the existing Synthetic Investment Contract with each of UBS and JP Morgan, State Street Bank expects that the investments subject to these two existing Synthetic Investment Contracts will continue to be accounted for and valued at book value (equal to contract value). The Immunization Process requires the continued shortening of the duration and eventual

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

maturity of the investments applicable to these two Synthetic Investment Contracts prior to the end of the applicable Immunization Period. This will likely result in lower current investment returns on those investments and a lower crediting rate for SAFT and the Stable Asset Return Fund if short-term interest rates remain at current levels and replacement Benefit Responsive Providers cannot be identified on acceptable terms during the Immunization Periods.

The terminations by UBS and JP Morgan did not adversely affect the book value protections afforded under these Synthetic Investment Contracts during the sixty day notice period, nor does State Street Bank expect that the terminations by UBS and JP Morgan will adversely affect the book value protections afforded under these Synthetic Investment Contracts during the respective Immunization Periods. The UBS and JPMorgan Synthetic Investment Contracts cover 50% of the investments that are subject to the four Synthetic Investment Contracts in place as of June 30, 2010. As of June 30, 2010, the investments subject to the Immunization Process represented approximately $319.6 million and approximately 32.2% of the Stable Asset Return Fund’s total portfolio. There is an excess of $8.8 million of fair market value above book value on the investments attributable to these affected contracts as of June 30, 2010.

No assurances can be given that one or more replacement Benefit Responsive Providers can be identified to replace UBS and JP Morgan during the Immunization Periods or to replace any other Benefit Responsive Provider of SAFT, including the two existing Benefit Responsive Providers, Bank of America and Royal Bank of Canada, which could elect to terminate their respective Synthetic Investment Contracts in the future. In addition, no assurances can be given that the terms offered by any such potential replacement Benefit Responsive Provider will be acceptable to SAFT and the Stable Asset Return Fund. It is likely that the fees payable to any replacement Benefit Responsive Providers will increase significantly from the low rates currently in effect, thereby resulting in lower investment returns and a lower crediting rate for SAFT and the Stable Asset Return Fund. It is also likely that any replacement Benefit Responsive Providers will impose additional restrictions and requirements under their Synthetic Investment Contracts in order to reduce the risk that they will be required to make payments under any such Synthetic Investment Contracts in the future.

If there are insufficient Benefit Responsive Providers or the cost of obtaining Synthetic Investment Contracts increases sufficiently or the terms proposed by replacement Benefit Responsive Providers are unacceptable, then the Stable Asset Return Fund may, among other actions, limit additional contributions to the Fund, reduce the size of the Fund or liquidate the Fund, change the mix of investments undertaken by the Fund, such as by increasing the percentage of Traditional Investment Contracts, convert the Fund to a fixed income fund that fluctuates in value without any benefit responsive protection on withdrawals, or restructure the Fund as a short-term investment fund similar to a Rule 2a-7 money market fund registered under the Investment Company Act of 1940 that utilizes amortized cost pricing (although any such restructured money market fund would not be subject to the provisions of the Investment Company Act of 1940 and the expected returns realized by any such short-term investment fund would be very low if the current interest rate environment continues).

State Street Bank has, on behalf of the Stable Asset Return Fund and SAFT through the period ended June 30, 2010, evaluated various options to address the impact of the loss of one or more Benefit Responsive Providers and has sought to preserve SAFT’s ability to continue to utilize book value accounting for its assets, including the possibility of utilizing a higher percentage of Traditional Investment Contracts to provide the requisite level of benefit responsive protection on withdrawals, increasing the level of the Short-Term Investment Products in relation to the total amount of the Synthetic Investment Contracts, obtaining one or more additional Benefit Responsive Providers to provide additional and/or substitute Synthetic Investment Contracts, and other similar measures to mitigate the impact of the loss of any Synthetic Investment Contracts. Since December 31, 2008, State Street Bank has caused SAFT to increase its allocations to Short-Term Investment Products because of the uncertainty in the market for Synthetic Investment Contracts, and such allocations to Short-Term Investment Products will increase by reason of the termination of the UBS and JP Morgan Synthetic Investment Contracts during their respective Immunization Periods. No assurances can be given that the Stable Asset Return Fund and SAFT will be successful in implementing any of the potential options described above, including the generally preferred option of obtaining additional or substitute Synthetic Investment Contracts, because of the current uncertainty with respect to Benefit Responsive Providers and the absence of any demonstrated significant willingness by new and existing Benefit Responsive Providers to issue Synthetic Investment Contracts.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

State Street and State Street Bank have shared the information relating to their discussions with potential replacement Benefit Responsive Providers for SAFT with Northern Trust Investments. Please see Note 9 for information regarding certain subsequent events relating to Northern Trust Investments’ coordination and direction of the search for replacement Benefit Responsive Providers in connection with Northern Trust Investments substitution of State Street as trustee of the Collective Trust and State Street Bank’s plans to cease providing services to both the Stable Asset Return Fund and SAFT by not later than December 31, 2010.

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

viii. Adjustments to Contract Value

At June 30, 2010, all investment contracts held by SAFT were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of SAFT’s fully benefit-responsive investment contracts during 2010 is reflected below:

	June 30, 2010	December 31, 2009	Change
Net assets (at fair value)	$1,009,357,724	$1,015,748,390	$(6,390,666)
Net assets (at contract value)	991,001,813	1,007,415,006	(16,413,193)
Adjustment to fair value	(18,355,911)	(8,333,384)	(10,022,527)

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analyses disclosures. These are estimates calculated based on the current Crediting Rate, are not intended to serve as a projection or guarantee of future rates of return to be earned by SAFT and make an assumption that there is no change in the duration of the underlying investment portfolio, which will likely not be the case in light of the mandated reductions in duration for the Synthetic Investment Contracts relating to JPMorgan and UBS, unless replacement Benefit Responsive Providers can be secured on acceptable terms in the near term.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2010	2.17%
September 30, 2010		2.27%	2.32%	2.42%	2.47%
December 31, 2010		1.93%	2.03%	2.22%	2.32%
March 31, 2011		1.66%	1.79%	2.06%	2.19%
June 30, 2011		1.44%	1.60%	1.93%	2.09%

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2010	2.17%
September 30, 2010		2.49%	2.51%	2.56%	2.57%
December 31, 2010		2.11%	2.18%	2.33%	2.40%
March 31, 2011		1.80%	1.92%	2.14%	2.25%
June 30, 2011		1.56%	1.70%	2.00%	2.14%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	1.88%
Based on interest rate credited to participants (2)	2.09%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on June 30, 2010 by the fair value of investments on June 30, 2010.
(2)	Computed by dividing the annualized one-day earnings credited to participants on June 30, 2010 by the fair value of investments on June 30, 2010.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

At June 30, 2010, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar Futures	563	$139,089,012	September 2010	$739,075
2 Year U.S. Treasury Futures	9	1,960,875	September 2010	8,578
Ultra Long U.S. Treasury Futures	30	3,894,922	September 2010	179,453
90 Day Euribor Futures	20	6,066,895	December 2010	13,520
Germany Federal Republic Bonds	60	9,485,434	September 2010	56,167

				$996,793

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

As of June 30, 2010, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Brazilian Real	$393,075	$217,517	08/03/10	$(887)
Purchase	Euro	6,545,000	8,191,113	07/26/10	(173,179)
Purchase	Mexican Peso	1,924,572	153,450	09/24/10	(5,357)
Sale	Australian Dollar	625,000	542,500	07/30/10	16,290
Sale	Euro	8,885,000	11,916,862	07/26/10	1,032,316

					$869,183

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

At June 30, 2010, the Bond Core Plus Fund held the following interest rate swap contracts:

				Rate Type
Notional Amount	Net Cost/ (Proceeds)	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate	Unrealized Appreciation/ (Depreciation)
6,100,000 BRL	$(61,765)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (b)	10.115%	$(153,603)
4,000,000 BRL	(35,462)	UBS (a)	01/02/2012	CDI-Brazil (b)	10.575%	(50,489)
800,000 BRL	—	UBS (a)	01/02/2012	CDI-Brazil (b)	11.020%	1,969
19,500,000 BRL	31,846	Merrill Lynch (a)	01/02/2012	CDI-Brazil (b)	10.990%	(708)
9,600,000 BRL	3,116	Barclays (a)	01/02/2014	CDI-Brazil (b)	11.990%	9,489
6,300,000 BRL	8,919	Morgan Stanley (a)	01/02/2013	CDI-Brazil (b)	12.590%	38,016
21,700,000 BRL	(4,896)	Credit Suisse (a)	01/02/2013	CDI-Brazil (b)	12.480%	133,120
5,900,000 USD	243,375	Barclays (a)	06/15/2015	3 Month USD LIBOR	4.000%	314,374

	$185,133					$292,168

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI – Brazil is the interbank lending rate of Brazil as published by the Central Bank of Brazil.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

For the six-month period ended June 30, 2010, the Fund had not written any call or put options or entered into any swaption contracts.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

The Investment Advisor to the Bond Core Plus Fund seeks to minimize credit risks to the Bond Core Plus Fund by performing extensive reviews of each counterparty and obtains approval from the Investment Advisor’s counterparty risk committee prior to entering into transactions with a third party. All transactions in listed securities are settled/paid for upon delivery using approved counterparties. The risk of default is considered minimal, as

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

delivery of securities sold is only made once the Bond Core Plus Fund has received payment. Payment is made on a purchase once the securities have been delivered by the counterparty. The trade will fail if either party fails to meet its obligation.

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

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at June 30, 2010 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statement of Assets and Liabilities.

At June 30, 2010, the Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund	Futures Contracts (a)	$996,793	$—	$—	$—	$996,793
	Forward Contracts (b)	—	1,048,606	—	—	1,048,606
	Swap Contracts (c)	778,620	—	—	—	778,620

	Total Value	$1,775,413	$1,048,606	$—	$—	$2,824,019

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized appreciation of forward currency exchange contracts
(c)	Swap contracts, at value

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Liability Derivatives

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund	Futures Contracts (a)	$—	$—	$—	$—	$—
	Forward Contracts (b)	—	179,423	—	—	179,423
	Swap Contracts (c)	301,319	—	—	—	301,319

	Total Value	$301,319	$179,423	$—	$—	$480,742

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized depreciation of forward currency exchange contracts
(c)	Swap contracts, at value

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$2,241,768	$—	$—	$—	$2,241,768
	Forward Contracts (b)	—	643,517	—	—	643,517
	Swap Contracts (c)	195,107	—		—	195,107

	Total Value	$2,436,875	$643,517	$—	$—	$3,080,392

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

		Interest Rate Contracts	Foreign Exchange Contracts	Credit Derivatives	Equity Contracts	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$598,458	$—	$—	$—	$598,458
	Forward Contracts (b)	—	758,219	—	—	758,219
	Swap Contracts (c)	359,492	—	—	—	359,492

	Total Value	$957,950	$758,219	$—	$—	$1,716,169

Each of the above derivatives are located in the following Statement of Operations accounts.

(a)	Net unrealized appreciation/(depreciation) futures contracts
(b)	Net unrealized appreciation/(depreciation) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
(c)	Net unrealized appreciation/(depreciation) swap contracts

The volumes indicated in the associated futures, forward foreign currency and interest rate swap footnotes are indicative of the amounts throughout the period.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

3. Investment Advisory, Investment Management and Related Party Transactions

State Street has retained the services of the Investment Advisors listed below to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the Investment Advisors. Each Investment Advisor recommends to State Street investments and reinvestments of the assets allocated to it in accordance with the investment policies of the applicable Fund as described above. State Street exercises discretion with respect to the selection and retention of the Investment Advisors and may remove an Investment Advisor at any time, in certain cases upon consultation with the Northern Trust Company (“Northern Trust”) as investment fiduciary, and otherwise subject to consultation with ABA Retirement Funds. Please see Note 9 for additional information regarding subsequent events relating to entry by Northern Trust Investments into successor Investment Advisor Agreements with the Investment Advisors in connection with the substitution, effective July 1, 2010, of Northern Trust Investments for State Street as trustee of the Collective Trust and the entry by Northern Trust Investments into Investment Advisor Agreements with State Street Bank pursuant to which the assets of certain of the Funds will continue, as of and after July 1, 2010, to be invested in collective investment funds maintained by State Street Global Advisors, a division of State Street Bank.

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees paid to each Investment Advisor during the six-month period ended June 30, 2010 are listed below; the annual asset-based fees range from the highest rate of .75% to the lowest rate of .18% among the various Investment Advisors.

Investment Advisor	Fees for the Period Ended June 30, 2010
Altrinsic Global Advisors, LLC (International All Cap Equity Fund)	$92,377
C.S. McKee, L.P. (Large Cap Equity Fund)	330,842
Columbus Circle Investors (Large Cap Equity Fund)	277,324
Delaware Investment Advisers (Large Cap Equity Fund)	203,019
Denver Investment Advisors LLC (Small-Mid Cap Equity Fund)	126,563
Eagle Global Advisors LLC (International All Cap Equity Fund)	51,201
First State Investments International Limited (International All Cap Equity Fund)	86,980
Frontier Capital Management Co. LLC (Small-Mid Cap Equity Fund)	62,888
Jennison Associates LLC (Large Cap Equity Fund)	208,635
LSV Asset Management (International All Cap Equity Fund)	75,589
LSV Asset Management (Small-Mid Cap Equity Fund)	91,902
Martin Currie Inc. (International All Cap Equity Fund)	70,515
OFI Institutional Asset Management, Inc. (Small-Mid Cap Equity Fund)	97,862
Oppenheimer Capital LLC (Small-Mid Cap Equity Fund)	70,187
Pacific Investment Management Company LLC (Bond Core Plus Fund)	523,763
Riverbridge Partners (Small-Mid Cap Equity Fund)	77,007
Systematic Financial Management, L.P. (Small-Mid Cap Equity Fund)	122,761
TCW Investment Management Company (Small-Mid Cap Equity Fund)	70,059

$2,639,474

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

A separate program fee (“Program fee”) is paid to each of the Program recordkeeper and ABA Retirement Funds. These fees are allocated to each Fund and the Balanced Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds and the Balanced Fund.

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rate in effect during the six-month period ended June 30, 2010:

Value of Assets	Rate of ABA Retirement Funds Program Fee
First $3 billion	.075%
Next $1 billion	.065%
Next $1 billion	.035%
Next $1 billion	.025%
Over $6 billion	.015%

ABA Retirement Funds received Program fees of $1,260,884 for the six-month period ended June 30, 2010. These fees are allocated to each Fund and the Balanced Fund based on net asset value.

Effective May 1, 2009, the Collective Trust pays a Program fee to ING Services equal to (A) $135,250 for each of the first twelve calendar months after that date, (B) $177,850 for each of the next twelve calendar months, and (C) $152,850 for each of the remaining calendar months of the term of the Program Services Agreement among ABA Retirement Funds, ING Life Insurance and Annuity Company and ING Services; plus, for each calendar month of the term of the Program Services Agreement, a fee based on the aggregate assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ING Services Program Expense Fee
First $4 billion	.470%
Next $1 billion	.360%
Next $1 billion	.215%
Over $6 billion	.220%

For the six-month period ended June 30, 2010, the Program fee paid to ING Services was $8,871,122.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds as of the last business day of the preceding month. The Funds bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. This Program fee attributable to the Balanced Fund is accrued and paid from the Bond Fund Core Plus Fund and the Large Cap Equity Fund in which the Balanced Fund invests. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. No service penalties were imposed for the six-month period ended June 30, 2010.

Benefit payments under the Program generally are made by check. Within two business days before the check becomes payable, funds for the payment of benefits are transferred to a non-interest bearing account with

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

A fee is paid to State Street Bank for its trust management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the net assets of the Funds and the Balanced Fund at the following rates:

Value of Assets	Rate
First $1.0 billion	.202%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the six-month period ended June 30, 2010, State Street Bank received trust, management and administration fees of $1,683,013.

From on or about July 1, 2009 through June 30, 2010, the Collective Trust paid Northern Trust an annual fee of $500,000 for its services as investment fiduciary. Northern Trust’s annual fee accrues on a daily basis and is paid monthly from the assets of the respective Funds, which bear their respective portions of this fee based on their respective net asset values as of the time of calculation of the fee. For the six month period ended June 30, 2010, the investment fiduciary fee paid to Northern Trust totaled $250,000.

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

Fund	Rate
Bond Index Fund	.04%
Large Cap Index Equity Fund	.02%
All Cap Index Equity Fund	.05%
Mid Cap Index Equity Fund	.05%
Small Cap Index Equity Fund	.05%
International Index Equity Fund	.10%
Large Cap Equity Fund	.05%
Small-Mid Cap Equity Fund	.05%
International All Cap Equity Fund	.12%

State Street Bank received the following fees paid from the Funds listed below during the six-month period ended June 30, 2010:

Bond Index Fund	$8,174
Large Cap Index Equity Fund	3,774
All Cap Index Equity Fund	66,712
Mid Cap Index Equity Fund	7,290
Small Cap Index Equity Fund	4,452
International Index Equity Fund	13,519
Large Cap Equity Fund	20,907
Small-Mid Cap Equity Fund	1,632
International All Cap Equity Fund	3,114

$129,574

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

The Real Asset Return Fund is subject to a management fee of .09% of the total annual assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. For the six-month period ended June 30, 2010, State Street Bank received Real Asset Return Fund management fees of $3,329.

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the six-month period ended June 30, 2010, State Street Bank received Retirement Date Funds management fees of $170,479.

The Target Risk Funds are subject to a management fee of .06% of the total annual assets invested in the Target Risk Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the six-month period ended June 30, 2010, State Street Bank received Target Risk Fund management fees of $9,429.

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Period Ended June 30, 2010
	Purchases	Sales
Aggressive Risk Fund	$4,407,330	$1,195,618
All Cap Index Equity Fund	46,873,405	53,933,623
Balanced Fund	11,244,161	37,565,562
Bond Core Plus Fund	34,297,352	25,190,831
Bond Index Fund	11,913,890	3,569,039
Conservative Risk Fund	4,440,297	1,503,783
International All Cap Equity Fund	110,827,687	113,049,057
International Index Equity Fund	8,760,685	2,471,283
Large Cap Equity Fund	669,928,829	727,218,048
Large Cap Index Equity Fund	10,895,749	4,154,238
Mid Cap Index Equity Fund	9,679,372	4,706,509
Moderate Risk Fund	10,100,458	2,060,794
Real Asset Return Fund	4,855,551	1,586,857
Small Cap Index Equity Fund	6,572,948	3,664,996
Small-Mid Cap Equity Fund	178,023,779	201,773,648
Lifetime Income Retirement Date Fund	12,743,439	9,748,924
2010 Retirement Date Fund	16,344,738	17,258,936
2020 Retirement Date Fund	29,869,702	27,014,829
2030 Retirement Date Fund	26,610,563	17,529,927
2040 Retirement Date Fund	15,159,388	10,971,084

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the Period Ended June 30, 2010
	Purchases	Sales
Bond Core Plus Fund	$1,051,471,703	$1,074,398,650

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

5. Risks Associated with Investments of the Trust

The Funds and the Balanced Fund, to the extent invested in the equity markets, are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For instance, smaller companies may be impacted by economic conditions more severely. Foreign securities risks include less investor protections, government failure or nationalization of businesses, exchange rate risk and exchange restrictions, poorly developed financial reporting requirements, broker/dealer regulation, or foreign government taxation, financial markets or legal systems. Certain Funds and the Balanced Fund, in addition to the more general risks associated with equity investing, are subject to the more particular risks associated with investing in value stocks or growth stocks, as different types of stocks tend to shift into and out of favor depending on market and economic conditions. The value of the Funds and the Balanced Fund to the extent so invested in the equity markets will fluctuate, and the holders of units in the Funds and the Balanced Fund should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

The Funds and the Balanced Fund, to the extent invested in fixed income securities, including all lending through collateral holdings, are subject to the risks associated with investing in such instruments. Fixed income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed income securities that trade on a yield basis tends to rise. On the other hand, if prevailing interest rates rise, the market value of fixed income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the value of the Funds and the Balanced Fund. A change in the level of prevailing interest rates will tend to cause the net asset value of the Funds or the Balanced Fund to change. If such interest rate changes are sustained over time, the yield of the Funds or the Balanced Fund will fluctuate accordingly.

Fixed income securities, including corporate bonds, also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Funds or the Balanced Fund invest in securities with medium or lower credit quality, they are subject to a higher level of credit risk than investments in investment-grade securities. The credit quality of non investment-grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity and the value of the Funds and the Balanced Fund will reflect this volatility. Moreover, the Funds and the Balanced Fund rely to a significant extent on ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which they propose to invest. There may be limitations on the quality of such ratings. For instance, certain asset backed securities such as subprime collateralized mortgage obligations (“CMOs”) and securities backed by bond insurance that initially received relatively high ratings were, in connection with the credit markets turbulence, subsequently significantly downgraded. There is a risk of loss associated with securities even if initially highly rated, particularly in the case of collateralized debt obligations and other structured-finance investments that are often of relatively higher complexity.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

6. Securities Lending Income

Certain Funds and the Balanced Fund are authorized to participate in the direct securities lending program administered by State Street Bank, under which securities held by the Funds and the Balanced Fund are loaned by State Street Bank, as the Funds’ and the Balanced Fund’s lending agent, to certain brokers and other financial institutions (the “Borrowers”). The Borrowers provide cash, securities or letters of credit as collateral against loans in an amount at least equal to 100% of the fair value of the loaned securities. The Borrowers are required to maintain the collateral at not less than 100% of the fair value of the loaned securities. Cash collateral is invested in the State Street Quality D Short-Term Investment Fund. Please see Note 9 for additional information regarding this subsequent event relating to the redemption by such Funds from Quality D and the corresponding formation of the Dedicated Cash Collateral Fund.

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

At June 30, 2010, the Funds’ fair value of securities on loan and collateral value received at amortized cost and fair value for securities loaned was as follows:

		Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value
Bond Core Plus Fund	$51,534,118	$52,580,825	$51,997,178
International All Cap Equity Fund	9,945,812	10,287,341	10,173,152
Large Cap Equity Fund	89,340,522	91,562,478	90,546,134
Small-Mid Cap Equity Fund	123,349,220	126,557,871	125,153,079

As discussed in Note 1, units of Quality D continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain limitations on withdrawals would apply to redemptions in connection with discontinuing participation in the securities lending program. At June 30, 2010, the market value of the investments in Quality D, as reported by its trustee, was approximately 98.890% of amortized cost. Furthermore, as reported by the trustee as of June 30, 2010, all investments in Quality D were performing in accordance with their respective terms. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct and indirect investments in the Cash Collateral Funds at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the Cash Collateral Funds for purposes of participant transactions at the amortized cost-based values used by the Cash Collateral Funds for daily transactions.

7. Participant Ownership

As of June 30, 2010, the following Funds had participants owning greater than 5% of the outstanding units of a Fund. One participant owned 9.06% of the outstanding units of the Real Asset Return Fund. In addition, one participant owned 5.06% of the outstanding units of the Lifetime Income Retirement Date Fund and one participant owned 5.73% of the outstanding units of the 2010 Retirement Date Fund.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

8. Small-Mid Cap Equity Fund Investment Advisor Termination

Effective June 17, 2010, the Investment Advisor Agreement between OFI Institutional Asset Management, Inc. (“OFII”) and State Street, pursuant to which OFII provided investment advice with respect to a portion of the Small-Mid Cap Equity Fund, a collective investment fund offered by the Collective Trust, was terminated. The assets managed by OFII, which were approximately 15% of the Small-Mid Cap Equity Fund as of June 17, 2010, were equally divided between Denver Investment Advisors LLC and LSV Asset Management, existing Investment Advisors to the Small-Mid Cap Equity Fund.

9. Subsequent Events

Effective July 1, 2010, Northern Trust Investments was substituted for State Street as trustee of the Collective Trust. In connection therewith, the name of the Collective Trust was changed from “American Bar Association Members/State Street Collective Trust” to “American Bar Association Members/Northern Trust Collective Trust.” From and after the date of the substitution, Northern Trust Investments, as trustee of the Collective Trust, has exercised exclusive discretion and control over the assets of the Collective Trust. Further, effective July 1, 2010, The Northern Trust Company (“Northern Trust”) was substituted for State Street Bank as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans. Effective July 1, 2010, State Street terminated the Investment Advisor Agreements between it and the Investment Advisors, and State Street and State Street Bank are no longer responsible for administering the investment options offered under the Program.

In connection with the substitution of Northern Trust Investments for State Street as trustee of the Collective Trust, the following fees changed effective July 1, 2010:

Trust, Management and Administration Fee

Effective July 1, 2010, Northern Trust is paid a fee for trust, management, administration and custody services based on the aggregate value of assets held by the Funds and the Balanced Fund, excluding the Retirement Date Funds, at the following annual rate:

Value of Assets in all Funds	Rate
First $1.0 billion	.115%
Next $2.0 billion	.080%
Over $3.0 billion	.065%

Effective from and after July 1, 2010, the trust, management, administration and custody services fee for the Retirement Date Funds is at an annual rate of .115% of the value of assets held by the respective Retirement Date Funds.

Investment Advisor Fees – Index Funds and Indexed Portions of Managed Funds

Effective from and after July 1, 2010, the fee for the indexed portion of the Large Cap Equity Fund is at an annual rate of .03% of the relevant assets of the Fund, and the fees for the respective Index Funds are at the following annual rates:

Fund	Rate
Bond Index Fund	.04%
Large Cap Index Equity Fund	.02%
All Cap Index Equity Fund	.04%
Mid Cap Index Equity Fund	.04%
Small Cap Index Equity Fund	.04%
International Index Equity Fund	.12%
Large Cap Equity Fund	.03%

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Investment Advisor Fees—Target Risk Funds

Effective from and after July 1, 2010, fees paid to State Street Bank for the investment management services it performs relating to the assets in the Target Risk Funds are at the annual rates of .042%, .055% and .063% of the target asset allocations of the Conservative Risk Fund, Moderate Risk Fund and Aggressive Risk Fund, respectively, and are accrued on a daily basis and paid monthly from the assets of the respective Funds.

Investment Advisor Fees –Managed Funds

Effective from and after July 1, 2010, the Stable Asset Return Fund pays State Street Bank a fee at the annual rate of .05% of the assets of the Fund, which is accrued on a daily basis and paid monthly from the assets of the Fund.

Effective from and after July 1, 2010 the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund pay aggregate fees to its respective Investment Advisors at the blended annual rates of .271%, .491% and .492%, respectively. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets as of March 31, 2010 and fee rates and asset allocations as of July 1, 2010.

Further, in connection with the substitution of Northern Trust Investments for State Street as trustee of the Collective Trust, Northern Trust Investments entered into successor Investment Advisor Agreements with the following Investment Advisors pursuant to which the Investment Advisors will continue to provide investment advice to one or more of the Funds offered as investment options under the Program. From and after July 1, 2010, the line-up of Investment Advisors to the Funds is as follows:

Investment Advisor	Fund to which the Investment Advisor Provides Investment Advice
Pacific Investment Management Company, LLC	Bond Core Plus Fund
Columbus Circle Investors	Large Cap Equity Fund
C.S. McKee, L.P.	Large Cap Equity Fund
Delaware Investment Advisers	Large Cap Equity Fund
Jennison Associates LLC	Large Cap Equity Fund
Allianz Global Investors Capital LLC	Small-Mid Cap Equity Fund
Denver Investment Advisors LLC	Small-Mid Cap Equity Fund
Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund
LSV Asset Management	Small-Mid Cap Equity Fund
Riverbridge Partners LLC	Small-Mid Cap Equity Fund
Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund
TCW Investment Management Company	Small-Mid Cap Equity Fund
Altrinsic Global Advisors LLC	International All Cap Equity Fund
Eagle Global Advisors LLC	International All Cap Equity Fund
First State Investments International Limited	International All Cap Equity Fund
LSV Asset Management	International All Cap Equity Fund
Martin Currie Inc.	International All Cap Equity Fund

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

In addition, effective July 1, 2010, Northern Trust Investments entered into Investment Advisor Agreements with State Street Bank pursuant to which certain of the Funds will continue to be invested in collective investment funds maintained by State Street Global Advisors, a division of State Street Bank.

As soon as practicable, Northern Trust Investments intends to employ one or more investment advisors to replace State Street Bank as investment advisor with respect to the Stable Asset Return Fund or portions thereof, and Northern Trust Investments may also directly invest the Stable Asset Return Fund’s assets or portions thereof in stable value investment products of financial institutions. In this respect, State Street Bank has notified Northern Trust Investments that State Street Bank plans to cease acting as trustee and investment manager of SAFT on or prior to December 31, 2010. State Street Bank’s termination as trustee and investment manager of SAFT will constitute an event of default under the terms of each of the four Synthetic Investment Contracts in place as of the date hereof (and as a result the corresponding loss of book value protection) unless a successor trustee and investment manager is duly appointed concurrently with such termination and the Benefit Responsive Provider agrees in writing to continue its Synthetic Investment Contract. Such Benefit Responsive Provider may not unreasonably withhold its agreement to any such appointment under the terms of each such Synthetic Investment Contract. In addition, it would constitute an event of default under each Synthetic Investment Contract if State Street Bank were to assign, or attempt to assign, any right, interest or obligation of it or SAFT under such Synthetic Investment Contract without obtaining the prior written consent of such Benefit Responsive Provider. Please see the discussion below regarding the replacement of the trustee and investment manager for SAFT.

Prior to State Street’s cessation of services as trustee of the Collective Trust effective July 1, 2010, State Street Bank was in discussions with potential replacement financial institutions to provide trustee, insurance company separate account, and/or investment management services to SAFT, and has shared the results of such discussions with Northern Trust Investments. Northern Trust Investments, with State Street Bank’s assistance (so long as State Street Bank continues to act as trustee and investment manager of SAFT), is currently coordinating and directing the search for a replacement trustee, insurance company separate account provider and/or investment manager in light of State Street Bank’s plans to resign as trustee and investment manager of SAFT on or prior to December 31, 2010. State Street Bank has offered to assist Northern Trust Investments in seeking to obtain the consent of the existing Benefit Responsive Providers in appointing the successor trustee and investment manager for SAFT that are designated by Northern Trust Investments. Northern Trust Investments is considering this possible option but has not made a decision as of the date hereof. Throughout the Immunization Periods with respect to the terminated UBS and JPMorgan Synthetic Investment Contracts, Northern Trust Investments intends to continue to seek replacement Benefit Responsive Providers for the Stable Asset Return Fund and/or SAFT as well as new investment advisors for the Stable Asset Return Fund. Northern Trust Investments believes that there is a reasonable possibility that it can identify on acceptable terms a successor trustee, insurance company separate account provider, investment manager and/or other stable value funds or other stable value products of other financial institutions, including replacement Benefit Responsive Providers for the Stable Asset Return Fund or SAFT (to the extent necessary), by not later than December 31, 2010. However, no assurances can be given that such efforts will be successful.

In light of State Street’s agreement to continue to act as securities lending agent for the Dedicated Cash Collateral Fund, State Street required the Trust to redeem the Trust’s ownership interests in Quality D by means of an in-kind redemption of all units held by the Trust. Effective July 1, 2010, the Funds that directly engage in securities lending no longer invest in Quality D, as the cash collateral received by the Funds that directly engage in securities lending was reinvested in the Dedicated Cash Collateral Fund. At the time of its formation, the Dedicated Cash Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D immediately prior to the formation of the Dedicated Cash Collateral Fund, a newly formed dedicated cash collateral fund managed by State Street Bank as securities lending agent. Thereafter, the overall level of securities loans made by the Funds will have a direct impact on the overall level of cash collateral held in the Dedicated Cash Collateral Fund.

State Street Bank collective investment funds in which the Funds and the Balanced Fund invest may participate in securities lending and may invest their cash collateral in Quality Trust. As a result of the voluntary cash contribution made on June 30, 2010 to Quality Trust by State Street Corporation to establish a fair market net asset value per unit of Quality Trust of approximately $1.00, State Street Bank expects to remove, as of August 2010, the limitations on monthly withdrawals by investors in Quality Trust.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarter and Six Month Period Ended June 30, 2010

Stable Asset Return Fund

The Stable Asset Return Fund seeks to provide current income consistent with the preservation of principal and liquidity. The Fund does not make any direct investments, but invests all of its assets indirectly through the State Street Global Advisors Stable Asset Fund Trust, which we refer to as SAFT, a collective investment fund maintained and managed by State Street Bank and Trust Company, which we refer to as State Street Bank. State Street Global Advisors, which we refer to as SSgA, is the investment management division of State Street Bank. SAFT in turn invests in investment contracts, which we refer to as Traditional Investment Contracts, so called “Synthetic GICs,” which represent individual high-quality fixed-income and asset-backed instruments subject to benefit responsive wrap contracts, and collective investment funds maintained by State Street Bank that invest in high-quality fixed income and asset-backed securities. SAFT also invests a portion of its assets in the SSgA Short Term Investment Fund, which we refer to as STIF, a short-term income collective investment fund maintained by State Street Bank. STIF also invests in high-quality short-term fixed income and asset-backed instruments.

For the quarter ended June 30, 2010, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.34%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 0.64% for the same period. Further, to account for reductions in the Fund’s yield due to increases in money market-type investments resulting from uncertainties in the Synthetic GIC market and an increased emphasis on credit quality, the combination benchmark less 0.5% per year, on an annualized basis, produced an investment record of 0.52% for the same period. For the six month period ended June 30, 2010, the Fund experienced a total return, net of expenses, of 0.71%, compared to an investment record of 1.33% for the combination benchmark for the same period and an investment record of 1.08% for the combination benchmark less 0.5% per year for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that Index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark less 0.5% per year for the quarter ended June 30, 2010. The portfolio’s interest rate sensitivity and asset allocation continue to be managed in a conservative fashion with investments remaining focused on Treasurys, agency debentures and agency mortgaged-backed securities. The decline in interest rates during the quarter improved the market-to-book ratio but also reduced the yield in the portfolio. The duration of the portfolio was reduced during the quarter, which will be a benefit in the event of an increase in interest rates or widening in credit spreads.

The Stable Asset Return Fund underperformed the combination benchmark less 0.5% per year for the six month period ended June 30, 2010. As a whole, the portfolio has been positioned more conservatively and with a shorter duration bias than the combination benchmark. While this conservative posture has been a positive in these volatile markets, the short duration positioning has been a negative factor as rates have recently rallied approximately 50 basis points. With shorter-term interest rates at or near historic lows, the portfolio’s positioning leads to a lower yield than the benchmark. However, the portfolio will benefit in the event of an increase in interest rates or widening in credit spreads.

Bond Core Plus Fund

The Bond Core Plus Fund, formerly named the Intermediate Bond Fund, seeks to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities.

For the quarter ended June 30, 2010, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 3.06%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 3.49% for the same period. For the six month period ended June 30, 2010, the Fund experienced a total return, net of expenses, of 4.94%, compared to an investment record of 5.33% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund underperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended June 30, 2010. Underperformance was primarily attributable to a small allocation to high yield corporate bonds and a focus on financials in the investment grade corporate sector. An overweight to the U.S. added value, as did the portfolio’s curve steepening bias.

The Bond Core Plus Fund underperformed the Barclays Capital U.S. Aggregate Bond Index for the six month period ended June 30, 2010. A small allocation to high yield corporate bonds detracted from returns as corporate bonds underperformed like-duration Treasuries. However, a focus on high yield bank credits mitigated negative returns as banking credit spreads tightened in June.

Large Cap Equity Fund

The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion. A portion of the Fund (approximately 10% as of June 30, 2010) is invested to replicate the performance of the Russell 1000® Index, which is comprised of the approximately 1,000 largest companies in the Russell 3000® Index. The remainder of the Fund is actively managed.

The Large Cap Equity Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of Northern Trust Investments, N.A., which we refer to as Northern Trust Investments. Each Investment Advisor acts independently from the others and uses its own distinct investment style in selecting securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of Northern Trust Investments. The performance of each Investment Advisor may be measured in the context of its own investment style.

For the quarter ended June 30, 2010, the Large Cap Equity Fund experienced a total return, net of expenses, of -11.88%. By comparison, the Russell 1000 Index produced an investment record of -11.44% for the same period. For the six month period ended June 30, 2010, the Fund experienced a total return, net of expenses, of -7.24%, compared to an investment record of -6.40% for the benchmark for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the quarter ended June 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 21% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Negative stock selection in the consumer discretionary sector, primarily among retail holdings, had the biggest negative impact on relative returns. Within the information technology sector, favorable issue selection, primarily within the semiconductor sector, added value.

For the quarter ended June 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 27% as of June 30, 2010) positively contributed to the performance of the Fund, but underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Solid issue selection in the consumer discretionary and health care sectors boosted relative returns. However, poor stock selection within the energy sector accounted for a significant portion of the performance shortfall.

For the quarter ended June 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 25% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Outperformance was attributable to a combination of good stock selection and sector allocations. Given the pull-back in the market, the portfolio’s overweight to defensive sectors like health care and consumer staples added relative value.

For the quarter ended June 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 18% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Underperformance was primarily attributable to poor stock selection. Stock selection in the consumer discretionary, financial and health care sectors had the greatest impact on relative performance of the portfolio.

For the quarter ended June 30, 2010, the performance of the indexed portion of the Large Cap Equity Fund was consistent with the Russell 1000 Index after taking into account expenses and the effect of participation in securities lending. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

For the period from on or about January 19, 2010 (the date on which Columbus Circle Investors commenced providing investment assistance with respect to the Large Cap Equity Fund) to June 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 21% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Favorable stock selection and no exposure to the energy sector positively contributed to relative results.

For the six month period ended June 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 27% as of June 30, 2010) positively contributed to the performance of the Fund, but underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Stock selection was the main driver of performance during the period, while the biggest detractors were investments in the energy and technology sectors.

For the period from on or about January 19, 2010 (the date on which Delaware Investment Advisers commenced providing investment assistance with respect to the Large Cap Equity Fund) to June 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 25% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily attributable to stock selection, especially within the health care, materials and information technology sectors.

For the six month period ended June 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 18% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Underperformance in the period was primarily attributable to stock selection, with technology, consumer discretionary and financial sectors detracting the most from relative results.

For the six month period ended June 30, 2010, the performance of the indexed portion of the Large Cap Equity Fund was consistent with the Russell 1000 Index after taking into account expenses and the effect of participation in securities lending. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

The Small-Mid Cap Equity Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of Northern Trust Investments. Each Investment Advisor acts independently from the others and uses its own distinct investment style in selecting securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of Northern Trust Investments. The performance of each Investment Advisor may be measured in the context of its own investment style.

For the quarter ended June 30, 2010, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of -9.65%. By comparison, the Russell 2500TM Index produced an investment record of -10.00% for the same period. For the six month period ended June 30, 2010, the Fund experienced a total return, net of expenses, of -0.90%, compared to an investment record of -1.70% for the benchmark for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

For the quarter ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 22% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily attributable to good stock selection across most sectors.

For the quarter ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of June 30, 2010) negatively contributed to the performance of the Fund, but outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Driving relative returns was stock selection in the industrials and health care sectors. In addition, stock selection was strong in energy, as holdings in land-based resources performed well.

For the quarter ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Within the health care, consumer discretionary and consumer staples sectors, favorable stock selection added value. However, strength in those areas was not sufficient to offset shortfall elsewhere. Lackluster stock selection in the technology sector had the biggest negative impact on relative returns.

For the period from April 1, 2010 to June 17, 2010 (the date of termination of the investment advisory agreement with OFI Institutional Asset Management, Inc.), the portion of the Small-Mid Cap Equity Fund formerly advised with the assistance of OFI Institutional Asset Management, Inc. (approximately 15% as of such termination on June 17, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Stock selection was positive in most sectors, with selection in consumer discretionary, consumer staples and industrials being particularly strong.

For the quarter ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 10% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Overall stock selection was the largest detractor from relative results while sector allocations had a marginal impact. The portfolio held relatively weaker positions in the financials sector, which provided the largest headwind. Positions in technology and consumer staples also detracted from performance while health care positions were additive.

For the quarter ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. The largest contributor to performance was stock selection in the health care and financials sectors. The portfolio’s focus on personalized medicine contributed to relative returns as stocks falling under that category helped performance.

For the quarter ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 15% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Underperformance was due in part to poor stock selection in the energy sector due to exposure to offshore drillers and metallurgical coal. Poor stock selection in the materials and financials sectors and an underweight to utilities and consumer staples further detracted.

For the quarter ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Strong stock selection in the technology and energy sectors were primary contributors to relative performance.

For the six month period ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 22% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Strong stock selection and sector allocation played a major role in driving relative returns, with stock selection in the energy and information technology sectors being the strongest contributors to relative performance.

For the six month period ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Relative returns were hampered by stock selection in the financials sector, as holdings in some asset management firms underperformed. Conversely, stock selection in the energy and health care sectors was additive.

For the six month period ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Strong stock selection across most sectors helped drive performance. The leading sector contributors during the period were the health care, consumer discretionary and consumer staples sectors.

For the period from January 1, 2010 to June 17, 2010 (the date of termination of the investment advisory agreement with OFI Institutional Asset Management, Inc.), the portion of the Small-Mid Cap Equity Fund formerly advised with the assistance of OFI Institutional Asset Management, Inc. (approximately 15% as of such termination on June 17, 2010) positively contributed to the performance of the Fund, but underperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Underperformance was primarily attributable to stock selection in the technology sector. However, the portfolio benefitted from strong stock selection in the consumer discretionary sector.

For the six month period ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 10% as of June 30, 2010) negatively contributed to the performance of the Fund, but was in line with the investment record of the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the health care and consumer discretionary sectors was particularly strong. Positions within the energy sector produced relatively weaker results.

For the six month period ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was due to a combination of good stock selection and sector allocations. Stock selection was positive in most sectors, with selections in health care, financial and information technology being particularly strong. Additionally, no exposure to the energy sector, which was the worst performing sector in the benchmark, positively contributed to relative results.

For the six month period ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 15% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Overall stock selection was the largest detractor while sector allocations had a marginal impact. The portfolio held relatively weaker positions in the financials sector, which provided the largest headwind. Positions in the technology sector also detracted from performance while positions in health care and consumer discretionary were additive.

For the six month period ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Driving relative returns was stock selection in the technology, industrial and energy sectors.

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

For the quarter ended June 30, 2010, the International All Cap Equity Fund experienced a total return, net of expenses, of -13.19%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of -12.45% for the same period and the MSCI Europe, Australasia, Far East Index, which we refer to as the MSCI Europe, Australasia, Far East (“EAFE”) Index, produced an investment record of -13.97% for the same period. For the six month period ended June 30, 2010, the Fund experienced a total return, net of expenses, of -11.76%, compared to an investment record of -11.06% for the MSCI ACWI ex-US Index and -13.23% for the MSCI EAFE Index for the same period. Neither the MSCI ACWI ex-US Index nor the MSCI EAFE Index includes an allowance for the fees that an investor would pay for investing in the securities that comprise those Indices or for fund expenses.

The International All Cap Equity Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of Northern Trust Investments. Each Investment Advisor acts independently from the others and uses its own distinct investment style in selecting securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of Northern Trust Investments. The performance of each Investment Advisor may be measured in the context of its own investment style.

For the quarter ended June 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 24% as of June 30, 2010) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Regionally, an overweight to Canada, specifically with positions in gold-related companies, positively contributed to relative returns. The portfolio also benefited from a slight overweight to Japan and the yen and a modest underweight to Europe and the euro.

For the quarter ended June 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 15% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Stock selection in the materials sector was a significant detractor from relative performance. Positions in the industrial, consumer discretionary and telecomm sectors also negatively impacted performance. The portfolio’s overweight in consumer staples and underweight in financials helped to offset negative performance.

For the quarter ended June 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 18% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. The portfolio benefited from strong stock selection as well as strong sector and country positioning. Strong stock selection in the materials sector was a main contributor to relative performance, and an underweight to materials also helped relative returns.

For the quarter ended June 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 24% as of June 30, 2010) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. The biggest contributor to relative returns was strong stock selection in the materials and health care sectors. Regionally, the portfolio benefitted by strong stock selection and a slight overweight in Japan.

For the quarter ended June 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 15% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Weak stock selection across the sectors was the main contributor to the performance shortfall. An overweight in the consumer discretionary sector also negatively impacted performance. Regionally, an underweight and poor stock selection in the U.K. detracted from relative results.

For the six month period ended June 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 24% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Regionally, stock selection in continental Europe and Japan boosted relative returns. Strong stock selection throughout the portfolio was the driving force on relative results.

For the six month period ended June 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 15% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Underperformance was primarily attributable to stock selection in the consumer discretionary and financials sectors. Regionally, positions in continental Europe and Japan underperformed, while positions in the Pacific (excluding Japan) and the U.K. contributed positively to relative performance.

For the six month period ended June 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 18% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. The portfolio benefited from strong stock selection as well as strong sector and country positioning. In particular, stock selection in the information technology and telecom services sectors positively contributed to relative results. Regionally, the portfolio benefited from stock selection in Brazil and South Africa.

For the period from on or about January 19, 2010 (the date on which LSV Asset Management commenced providing investment assistance with respect to the International All Cap Equity Fund) to June 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 24% as of June 30, 2010) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Strong holdings in Japan led performance for the period. Stock selection in the financials and health care sectors was also additive.

For the six month period ended June 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 15% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Underperformance was due primarily to poor stock selection. An overweight in the financials and consumer discretionary sectors also contributed to the performance shortfall. Regionally, lackluster stock selection across all sectors had a negative impact on relative returns.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are representative of the domestic investment grade bond market as included in such Index.

For the quarter ended June 30, 2010, the Bond Index Fund experienced a total return, net of expenses, of 3.38%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 3.49% for the same period. For the six month period ended June 30, 2010, the Fund experienced a total return, net of expenses, of 4.98%, compared to an investment record of 5.33% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the quarter and six month period ended June 30, 2010 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500.

For the quarter ended June 30, 2010, the Large Cap Index Equity Fund experienced a total return, net of expenses, of -11.58%. By comparison, the S&P 500 produced an investment record of -11.43% for the same period. For the six month period ended June 30, 2010, the Fund experienced a total return, net of expenses, of -7.02%, compared to an investment record of -6.65% for the benchmark for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the quarter and six month period ended June 30, 2010 was consistent with the S&P 500 after taking expenses into account.

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

For the quarter ended June 30, 2010, the All Cap Index Equity Fund experienced a total return, net of expenses, of -11.40%. By comparison, the Russell 3000 Index produced an investment record of -11.32% for the same period. For the six month period ended June 30, 2010, the Fund experienced a total return, net of expenses, of -6.24%, compared to an investment record of -6.05% for the benchmark for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the quarter and six month period ended June 30, 2010 was consistent with the Russell 3000 Index after taking into account expenses and the effect of participation in securities lending. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

For the quarter ended June 30, 2010, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of -9.77%. By comparison, the S&P MidCap 400 produced an investment record of -9.59% for the same period. For the six month period ended June 30, 2010, the Fund experienced a total return, net of expenses, of -1.78%, compared to an investment record of -1.36 % for the benchmark for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the quarter and six month period ended June 30, 2010 was consistent with the S&P MidCap 400 after taking expenses into account.

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

For the quarter ended June 30, 2010, the Small Cap Index Equity Fund experienced a total return, net of expenses, of -10.12%. By comparison, the Russell 2000 Index produced an investment record of -9.92% for the same period. For the six month period ended June 30, 2010, the Fund experienced a total return, net of expenses, of -2.42%, compared to an investment record of -1.95% for the benchmark for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the quarter and six month period ended June 30, 2010 was consistent with the Russell 2000 Index after taking expenses into account.

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

For the quarter ended June 30, 2010, the International Index Equity Fund experienced a total return, net of expenses, of -12.59%. By comparison, the MSCI ACWI ex-US Index produced an investment record of -12.45% for the same period. For the six month period ended June 30, 2010, the Fund experienced a total return, net of expenses, of -11.49%, compared to an investment record of -11.06% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the quarter and six month period ended June 30, 2010 was consistent with the MSCI ACWI ex-US Index after taking expenses into account.

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

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2010, these funds included the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite performance of the benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the quarter ended June 30, 2010, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and were weighted based on the Fund’s target allocations to the asset classes to which such benchmarks relate.

For the quarter ended June 30, 2010, the Fund experienced a total return, net of expenses, of -0.81%. By comparison, the composite benchmark produced an investment record of -0.55% for the same period. For the six month period ended June 30, 2010, the Fund experienced a total return, net of expenses, of 1.10%, compared to an investment record of 1.43% for the benchmark for the same period. None of the indices comprising the composite benchmark include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of the Real Asset Return Fund for the quarter and six month period ended June 30, 2010 was consistent with its composite benchmark after taking expenses into account.

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

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2010, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Securities Lending Series Fund, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Securities Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Securities Lending Series Fund, SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Securities Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap Index Securities Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small Cap® Index Securities Lending Series Fund, the SSgA Russell Small Cap Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Retirement Date Funds allocates assets from time to time. During the quarter ended June 30, 2010, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital US High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-US Index, the S&P MidCap 400, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

For the quarter ended June 30, 2010, the Retirement Date Funds experienced a total return, net of expenses, of -2.41% for the Lifetime Income Retirement Date Fund, -2.59% for the 2010 Retirement Date Fund, -5.53% for the 2020 Retirement Date Fund, -7.60% for the 2030 Retirement Date Fund and -9.17% for the 2040 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of -2.25%, -2.57%, -5.53%, -7.58% and -9.11%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the quarter ended June 30, 2010 was consistent with its respective composite benchmark after taking into account expenses, the effect of participation in securities lending and differences in rebalancing frequency in as much as the target asset allocations of each Retirement Date Fund is rebalanced quarterly and its composite benchmark’s component weights remain static. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

For the six month period ended June 30, 2010, the Retirement Date Funds experienced a total return, net of expenses, of -0.18% for the Lifetime Income Retirement Date Fund, 0.24% for the 2010 Retirement Date Fund, -1.94% for the 2020 Retirement Date Fund, -3.62% for the 2030 Retirement Date Fund and -5.05% for the 2040 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 0.41%, 0.57%, -1.71%, -3.45% and -4.79%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the six month period ended June 30, 2010 was consistent with its respective composite benchmark after taking into account expenses, the effect of participation in securities lending and differences in rebalancing frequency in as much as the target asset allocations of each Retirement Date Fund is rebalanced quarterly and its composite benchmark’s component weights remain static. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

The Target Risk Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2010, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap Index Non-Lending Series Fund, the SSgA International Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA Short Term Investment Fund and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund.

The composite benchmark for each of the Target Risk Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Target Risk Funds allocates assets. During the quarter ended June 30, 2010, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index, the Russell 3000® Index, the Citigroup 3-Month T-Bill, the MSCI EAFE Index and the MSCI ACWI ex-US Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

For the quarter ended June 30, 2010, the Target Risk Funds experienced a total return, net of expenses, of -0.88% for the Conservative Risk Fund, -5.07% for the Moderate Risk Fund and -9.03% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of -0.78%, -5.00% and -8.91%, respectively, for the same period. For the six month period ended June 30, 2010, the Target Risk Funds experienced a total return, net of expenses, of 1.60% for the Conservative Risk Fund, -1.95% for the Moderate Risk Fund and -5.32% for the Aggressive Risk Fund, compared to an investment record of 1.98%, -1.57% and -4.96%, respectively, of the respective composite benchmark for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Target Risk Fund for the quarter and six month period ended June 30, 2010 was consistent with its respective composite benchmark after taking expenses into account.

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

For the quarter ended June 30, 2010, the Balanced Fund experienced a total return, net of expenses, of -5.95%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of -5.59% for the same period. For the six month period ended June 30, 2010, the Balanced Fund experienced a total return, net of expenses, of -2.29%, as compared to an investment record of -1.63% for the benchmark for the period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Indices or for fund expenses.

For the quarter ended June 30, 2010, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. For the six month period ended June 30, 2010, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. Refer to a discussion of the investment performance of the Large Cap Equity Fund, above, for a description of the performance of the equity segment of the Balanced Fund for such periods.

For the quarter ended June 30, 2010, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, underperformed the Barclays Capital U.S. Aggregate Bond Index. For the six month period ended June 30, 2010, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, underperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to a discussion of the investment performance of the Bond Core Plus Fund, above, for a description of the performance of the debt segment of the Balanced Fund for such periods.

Effect on Performance of Certain Funds that Participate in Securities Lending

The per Unit net asset values of the Funds that participate directly or indirectly in the State Street Bank securities lending program as reflected in their financial statements are based on United States generally accepted accounting principles (“GAAP”) and may from time to time differ from the per Unit net asset values calculated for purposes of transactions experienced by Participants in their accounts. The difference is driven by the valuation of securities lending cash collateral funds referred to below as “cash collateral funds.”

The Funds listed in the table below, either directly or indirectly through their investment in other funds and accounts managed by State Street Bank or its affiliates, participate in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” The Funds participating in this program typically receive cash collateral at the time of lending with a value in excess of that of the loaned securities, and collateral is increased or decreased, respectively, as the value of the loaned securities increases or decreases. The cash collateral is invested for the account and risk of the participating funds in the cash collateral funds, which are managed by State Street Bank or its affiliates. For purposes of normal daily transaction activity, these cash collateral funds, as permitted under their governing agreements, value their investments on the basis of amortized cost, rather than current market values, to the extent that an investment is not in default. State Street Bank has informed the Collective Trust that none of the securities in the cash collateral funds was in default at June 30, 2010 and therefore purchases and redemptions of units in the cash collateral funds continue to be transacted at a value equivalent to $1.00 per unit (100% of principal invested). On June 30, 2010, a voluntary cash contribution was made by State Street Corporation to the Series Quality Trust for SSgA Funds Trust Fund (“Quality Trust”), the cash collateral fund utilized in connection with indirect participation in the State Street Bank securities lending program, to establish a fair market net asset value per unit of Quality Trust of approximately $1.00, resulting in such cash collateral fund having a net asset value of $1.00 per unit on a market basis at June 30, 2010. However, on a market basis at June 30, 2010, the State Street Quality D Short-Term Investment Fund (“Quality D”), the cash collateral fund utilized in connection with direct participation in the State Street Bank securities lending program, had a net asset value of $.989 per unit. These net asset values compare to aggregate values of Quality Trust and Quality D ranging from $.988 to $.991 per unit at March 31, 2010 and $.977 to $.984 per unit at December 31, 2009.

For financial reporting purposes under GAAP, each of these Funds has valued its direct and indirect investments in the cash collateral funds at their market values, and has recognized either unrealized gains or unrealized losses in the financial statements for the quarter and six month period ended June 30, 2010. The effect on reported performance of each relevant Fund for the quarter and six month period ended June 30, 2010 as a result of participation in the State Street Bank securities lending program is presented in the tables below.

Funds that participate directly in the State Street Bank securities lending program:

	Quarter	Six Month Period
Bond Core Plus Fund	-0.07%	-0.07%
International All Cap Equity Fund	0.00	0.11
Large Cap Equity Fund	0.03	0.12
Small-Mid Cap Equity Fund	0.04	0.44
Balanced Fund	-0.01	0.05

Funds that participate indirectly in the State Street Bank securities lending program:

	Quarter	Six Month Period
All Cap Index Equity Fund	0.08%	0.19%
Lifetime Income Retirement Date Fund	0.05	0.10
2010 Retirement Date Fund	0.12	0.24
2020 Retirement Date Fund	0.11	0.21
2030 Retirement Date Fund	0.10	0.18
2040 Retirement Date Fund	0.08	0.16

The unrealized gains reflected in the financial statements were the result of reversals of unrealized losses recognized in previous periods. The unrealized losses reflected in the financial statements were the result of changes in the relative size of the investments of the affected Funds in Quality D. In the case of the Funds that participate directly in the State Street Bank securities lending program, any unrealized losses (net of any previously unrealized gains partially reversing these losses) could reverse, in whole or in part, over time to the extent that principal is eventually recovered on maturities or higher prices are realized upon sale of the underlying securities, although, as with any investment, such events are not assured of occurring. Further, future losses could be experienced for financial reporting purposes if the net asset values per unit of the cash collateral funds on a market basis decrease from their June 30, 2010 levels. However, all of the Funds that have participated directly or indirectly in the State Street Bank securities lending program have continued to value their investments in the cash collateral funds for purposes of Participant transactions at amortized cost-based value used by the cash collateral funds for daily transactions. Accordingly, actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that its disclosure controls and procedures are effective as of June 30, 2010.

Internal Control Over Financial Reporting: Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, the Collective Trust evaluated any change in its internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 and determined that there was no change in the Collective Trust’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2010, the Collective Trust issued an aggregate of approximately $122 million in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

Item 6.	EXHIBITS.

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

August 16, 2010	By:	/s/ Thomas R. Benzmiller
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

August 16, 2010	By:	/s/ Randal Rein
	Name:	Randal Rein
	Title:	Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.