Form 10-Q
period 2010-09-30
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2010-11-15
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

Stable Asset Return Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
Stable Asset Fund Trust (cost $997,745,667 and $1,007,414,692 and units of 997,745,667 and 1,007,414,692 for September 30, 2010 and December 31, 2009, respectively)	$1,016,984,926	$1,015,748,076
Receivable for fund units sold	2,948,935	2,768,010
Interest and dividends receivable	1,506,844	—
Other assets	462	—

Total assets	1,021,441,167	1,018,516,086

Liabilities
Payable for investments purchased	2,948,935	—
Payable for fund units redeemed	—	2,271,991
Payable to investment advisor	125,416	—
ING—program fee payable	498,353	429,866
Trustee, management and administration fees payable	79,739	82,482
ABA Retirement Funds—program fee payable	64,348	61,393
Payable for legal and audit services	277,108	165,575
Other accruals	287,753	178,799

Total liabilities	4,281,652	3,190,106

Net Assets at fair value	1,017,159,515	1,015,325,980

Adjustment from fair value to contract value for fully benefit responsive contracts	(19,239,259)	(8,333,384)

Net Assets (equivalent to $35.57 and $35.22 per unit based on 28,057,482 and 28,591,946 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$997,920,256	$1,006,992,596

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period January 1, 2009 to September 30, 2009
Investment income
Dividends	$4,925,763	$6,558,421	$15,854,744	$21,657,187

Total investment income	4,925,763	6,558,421	15,854,744	21,657,187

Expenses
ING—program fee	1,380,369	1,321,240	3,950,886	2,191,675
State Street Bank and Trust Company—program fee	—	—	—	1,256,879
State Street Bank and Trust Company—investment advisory fee	125,416	—	125,416	—
Trustee, management and administration fees	234,010	265,056	722,559	823,075
ABA Retirement Funds—program fee	188,913	186,313	553,033	441,051
Legal and audit fees	75,328	132,927	288,359	372,463
Compliance consultant fees	47,539	77,227	204,809	255,936
Reports to unitholders	6,668	44,730	124,620	319,255
Registration fees	40,344	18,734	63,935	44,017
Other fees	654	166,200	87,867	258,737

Total expenses	2,099,241	2,212,427	6,121,484	5,963,088

Net investment income (loss)	2,826,522	4,345,994	9,733,260	15,694,099

Net increase (decrease) in net assets resulting from operations	$2,826,522	$4,345,994	$9,733,260	$15,694,099

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$9,733,260

Net increase (decrease) in net assets resulting from operations	9,733,260

From unitholder transactions
Proceeds from units issued	216,794,726
Cost of units redeemed	(235,600,326)

Net increase (decrease) in net assets from unitholder transactions	(18,805,600)

Net increase (decrease) in net assets	(9,072,340)

Net Assets
Beginning of period	1,006,992,596

End of period	$997,920,256

Number of units
Outstanding-beginning of period	28,591,946
Issued	6,123,573
Redeemed	(6,658,037)

Outstanding-end of period	28,057,482

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$0.18	$0.57	$0.23	$0.75
Expenses†,††	(0.08)	(0.22)	(0.08)	(0.21)

Net investment income (loss)	0.10	0.35	0.15	0.54

Net increase (decrease) in unit value	0.10	0.35	0.15	0.54
Net asset value at beginning of period	35.47	35.22	34.93	34.54

Net asset value at end of period	$35.57	$35.57	$35.08	$35.08

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.84%	0.83%	0.87%	0.80%
Ratio of net investment income (loss) to average net assets*	1.13%	1.31%	1.71%	2.09%
Total return**	0.28%	0.99%	0.43%	1.56%
Net assets at end of period (in thousands)	$997,920	$997,920	$1,004,932	$1,004,932

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010		December 31, 2009
Assets
Investments, at value (cost $515,763,865 and $298,803,384 for September 30, 2010 and December 31, 2009, respectively)	$522,601,527	(a)	$298,112,622	(b)
Investments in affiliated issuer, at value (cost $0 and $23,955,522 for September 30, 2010 and December 31, 2009, respectively)	—		23,610,139
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $137,694 and $0 and units of 137,694 and 0 for September 30, 2010 and December 31, 2009, respectively)	137,694		—
Investments in collective investment funds, at value (cost $70,325,260 and $0 for September 30, 2010 and December 31, 2009, respectively)	69,762,658		—
Foreign currency, at value (cost $256,860 and $261,907 for September 30, 2010 and December 31, 2009, respectively)	267,434		262,126
Cash	—		24,084
Deposit with broker for open futures contracts	330,000		18,000
Deposit with broker for open swap contracts	140,000		140,000
Receivable for investments sold on delayed delivery basis	65,000,000		116,407,500
Receivable for investments sold	33,634,004		587,169
Receivable for fund units sold	—		5,209,683
Interest receivable	2,330,929		2,645,949
Gross unrealized appreciation of forward currency exchange contracts	29,302		111,827
Tax reclaims receivable	—		12,766
Interest receivable for closed swap contracts	—		128
Swap contracts, at value (cost $48,593 and $5,066 for September 30, 2010 and December 31, 2009, respectively)	572,585		74,447
Other assets	449		—

Total assets	694,806,582		447,216,440

Liabilities
Government securities sold, not yet purchased, at fair value (proceeds $1,077,870 and $0 for September 30, 2010 and December 31, 2009, respectively)	1,074,375		—
Payable for cash collateral received on securities loaned	70,325,260		21,790,756
Payable for investments purchased on a delayed delivery basis	195,000,000		21,248,984
Payable for investments purchased	29,487,039		13,842,948
Payable for fund units redeemed	26,886		167,494
Swap contracts, at value (proceeds $31,846 and $97,228 for September 30, 2010 and December 31, 2009, respectively)	232,299		233,933
Due to broker for open forward currency exchange contracts	260,000		881,000
Due to broker for open swap contracts	70,000		310,000
Due to broker for investments purchased or sold on a delayed delivery basis	866,250		1,976,250
Payable for futures variation margin	7,252		73,925
Gross unrealized depreciation of forward currency exchange contracts	981,865		863
Investment advisory fee payable	89,134		89,967
ING—program fee payable	198,083		165,454
Trustee, management and administration fees payable	32,293		31,786
ABA Retirement Funds—program fee payable	26,058		23,632
Other accruals	174,824		132,954

Total liabilities	298,851,618		60,969,946

Net Assets (equivalent to $26.09 and $24.09 per unit based on 15,173,683 and 16,032,577 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$395,954,964		$386,246,494

(a)	Includes securities on loan with a value of $68,928,453 (See Note 6).
(b)	Includes securities on loan with a value of $21,352,312 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period January 1, 2009 to September 30, 2009
Investment income
Dividends (net of foreign tax expense of $0, $87, $26 and $605)	$28,141	$32,284	$91,329	$138,988
Dividends—affiliated issuers	—	10,040	10,941	37,267
Interest—unaffiliated issuers	2,558,583	4,605,654	10,019,657	14,758,115
Securities lending income, net	20,775	13,255	60,009	64,215

Total investment income	2,607,499	4,661,233	10,181,936	14,998,585

Expenses
ING—program fee	537,563	501,193	1,537,563	838,901
State Street Bank and Trust Company—program fee	—	—	—	494,388
Trustee, management and administration fees	91,659	100,573	281,690	318,833
Investment advisory fee	269,129	264,786	792,892	795,257
ABA Retirement Funds—program fee	74,002	70,696	215,649	170,279
Legal and audit fees	48,107	50,551	130,959	144,992
Compliance consultant fees	29,347	29,369	90,514	100,130
Reports to unitholders	4,120	17,010	49,995	124,508
Registration fees	24,913	7,124	34,087	17,135
Other fees	5,126	63,205	39,045	99,682

Total expenses	1,083,966	1,104,507	3,172,394	3,104,105

Net investment income (loss)	1,523,533	3,556,726	7,009,542	11,894,480

Net realized and unrealized gain (loss)

Net realized gain (loss) on:
Investments	6,597,780	(640,491)	12,521,001	(6,250,240)
Foreign currency transactions	739,021	(60,309)	638,153	(770,209)
Futures contracts	1,342,060	4,707,565	3,583,828	9,674,233
Swap contracts	502,967	115,290	698,074	(8,440,614)

Net realized gain (loss)	9,181,828	4,122,055	17,441,056	(5,786,830)

Change in net unrealized appreciation (depreciation) on:
Investments	4,241,812	13,288,131	7,332,326	14,918,008
Foreign currency transactions	(1,786,856)	(137,699)	(1,028,393)	401,693
Futures contracts	(943,366)	(2,090,900)	(344,908)	(7,519,645)
Swap contracts	75,330	165,533	434,822	21,172,554
Written options	—	9,750	—	12,821

Change in net unrealized appreciation (depreciation)	1,586,920	11,234,815	6,393,847	28,985,431

Net realized and unrealized gain (loss)	10,768,748	15,356,870	23,834,903	23,198,601

Net increase (decrease) in net assets resulting from operations	$12,292,281	$18,913,596	$30,844,445	$35,093,081

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$7,009,542
Net realized gain (loss)	17,441,056
Change in net unrealized appreciation (depreciation)	6,393,847

Net increase (decrease) in net assets resulting from operations	30,844,445

From unitholder transactions
Proceeds from units issued	46,190,131
Cost of units redeemed	(67,326,106)

Net increase (decrease) in net assets from unitholder transactions	(21,135,975)

Net increase (decrease) in net assets	9,708,470

Net Assets
Beginning of period	386,246,494

End of period	$395,954,964

Number of units
Outstanding-beginning of period	16,032,577
Issued	1,844,994
Redeemed	(2,703,888)

Outstanding-end of period	15,173,683

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$0.17	$0.66	$0.28	$0.87
Expenses†,††	(0.07)	(0.21)	(0.07)	(0.18)

Net investment income (loss)	0.10	0.45	0.21	0.69
Net realized and unrealized gain (loss)	0.71	1.55	0.95	1.40

Net increase (decrease) in unit value	0.81	2.00	1.16	2.09
Net asset value at beginning of year	25.28	24.09	22.92	21.99

Net asset value at end of year	$26.09	$26.09	$24.08	$24.08

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.10%	1.10%	1.15%	1.07%
Ratio of net investment income (loss) to average net assets*	1.55%	2.43%	3.69%	4.10%
Portfolio turnover**	146%	568%	418%	1,193%
Total return**	3.20%	8.30%	5.06%	9.50%
Net assets at end of year (in thousands)	$395,955	$395,955	$383,132	$383,132

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010		December 31, 2009
Assets
Investments, at value (cost $620,565,243 and $560,810,404 for September 30, 2010 and December 31, 2009, respectively)	$709,185,021	(a)	$685,748,034	(b)
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $9,789,602 and $0 and units of 9,789,602 and 0 for September 30, 2010 and December 31, 2009, respectively)	9,789,602		—
Investments in collective investment funds, at value (cost $130,168,565 and $235,246,370 for September 30, 2010 and December 31, 2009, respectively)	130,404,010		240,281,755
Cash	—		34,484
Receivable for investments sold	4,553,685		5,424,512
Receivable for fund units sold	—		328,659
Interest and dividends receivable	916,120		847,306
Tax reclaims receivable	28,081		24,859
Other assets	643		—

Total assets	854,877,162		932,689,609

Liabilities
Payable for cash collateral received on securities loaned	93,913,376		113,688,207
Payable for investments purchased	3,009,123		833,102
Payable for fund units redeemed	514,412		5,462,587
Investment advisory fee payable	170,174		325,053
ING—program fee payable	349,235		349,473
Trustee, management and administration fees payable	59,009		69,935
ABA Retirement Funds—program fee payable	47,601		49,871
Other accruals	331,006		275,431

Total liabilities	98,393,936		121,053,659

Net Assets (equivalent to $12.64 and $12.15 per unit based on 59,838,572 and 66,821,577 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$756,483,226		$811,635,950

(a)	Includes securities on loan with a value of $91,799,003 (See Note 6).
(b)	Includes securities on loan with a value of $111,134,684 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 2, 2009(a) to September 30, 2009	For the period January 1, 2010 to September 30, 2010
Investment income
Dividends (net of foreign tax expense of $902, $5,261 and $18,133)	$3,143,900	$2,388,734	$9,000,357
Dividends—affiliated issuers	4,722	21,219	22,800
Securities lending income, net	32,878	105,740	111,891

Total investment income	3,181,500	2,515,693	9,135,048

Expenses
ING—program fee	990,245	1,013,525	3,034,925
State Street Bank and Trust Company—program fee	6,752	—	6,752
Trustee, management and administration fees	171,123	203,082	557,140
Investment advisory fee	507,925	405,122	1,547,672
ABA Retirement Funds—program fee	138,130	142,866	430,129
State Street Global Markets—transition management	—	318,563	—
Legal and audit fees	81,273	101,962	251,063
Compliance consultant fees	49,685	59,237	175,033
Reports to unitholders	7,382	34,310	101,393
Registration fees	42,311	14,370	61,113
Other fees	8,050	127,485	77,563

Total expenses	2,002,876	2,420,522	6,242,783

Net investment income (loss)	1,178,624	95,171	2,892,265

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,704,310	(10,515,112)	59,937,632
Investments—affiliated issuers	4,612,408	23,227,671	10,116,154
Foreign currency transactions	—	(46)	—

Net realized gain (loss)	6,316,718	12,712,513	70,053,786

Change in net unrealized appreciation (depreciation) on:
Investments	76,520,824	83,995,500	(41,117,787)
Foreign currency transactions	22	27	(5)

Change in net unrealized appreciation (depreciation)	76,520,846	83,995,527	(41,117,792)

Net realized and unrealized gain (loss)	82,837,564	96,708,040	28,935,994

Net increase (decrease) in net assets resulting from operations	$84,016,188	$96,803,211	$31,828,259

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$2,892,265
Net realized gain (loss)	70,053,786
Change in net unrealized appreciation (depreciation)	(41,117,792)

Net increase (decrease) in net assets resulting from operations	31,828,259

From unitholder transactions
Proceeds from units issued	33,328,715
Cost of units redeemed	(120,309,698)

Net increase (decrease) in net assets from unitholder transactions	(86,980,983)

Net increase (decrease) in net assets	(55,152,724)

Net Assets
Beginning of period	811,635,950

End of period	$756,483,226

Outstanding-beginning of period	66,821,577
Issued	2,759,261
Redeemed	(9,742,266)

Outstanding-end of period	59,838,572

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 2, 2009(a) to September 30, 2009
Investment income†	$0.05	$0.15	$0.03
Expenses†,††	(0.03)	(0.10)	(0.03)

Net investment income (loss)	0.02	0.05	—
Net realized and unrealized gain (loss)	1.36	0.45	1.33

Net increase (decrease) in unit value	1.38	0.50	1.33
Net asset value at beginning of period	11.27	12.15	10.00

Net asset value at end of period	$12.65	$12.65	$11.33

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.08%	1.08%	1.24%
Ratio of net investment income (loss) to average net assets*	0.64%	0.50%	0.05%
Portfolio turnover**,†††	18%	106%	54%
Total return**	12.24%	4.12%	13.30%
Net assets at end of period (in thousands)	$756,483	$756,483	$799,373

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010		December 31, 2009
Assets
Investments, at value (cost $227,993,561 and $231,148,892 for September 30, 2010 and December 31, 2009, respectively)	$267,971,598	(a)	$277,342,396	(b)
Investments in affiliated issuer, at value (cost $0 and $168,948,504 for September 30, 2010 and December 31, 2009, respectively)	—		166,729,954
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short Term Investment Fund (cost $6,579,275 and $0 and units of 6,579,275 and 0 for September 30, 2010 and December 31, 2009, respectively)	6,579,275		—
Investments in collective investment funds, at value (cost $132,549,577 and $0 for September 30, 2010 and December 31, 2009, respectively)	131,827,371		—
Cash	—		31,339
Receivable for investments sold	1,788,265		1,476,462
Receivable for fund units sold	24,139		144,872
Interest and dividends receivable	249,843		300,916
Tax reclaims receivable	4,448		1,101
Other assets	210		—

Total assets	408,445,149		446,027,040

Liabilities
Due to custodian	—		1,106
Payable for cash collateral received on securities loaned	125,378,595		160,659,953
Payable for investments purchased	1,710,033		1,490,432
Payable for fund units redeemed	—		297,061
Investment advisory fee payable	107,624		123,407
ING—program fee payable	128,606		120,516
Trustee, management and administration fees payable	21,564		23,843
ABA Retirement Funds—program fee payable	17,398		17,148
Other accruals	120,538		94,953

Total liabilities	127,484,358		162,828,419

Net Assets (equivalent to $14.73 and $13.32 per unit based on 19,072,395 and 21,254,601 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$280,960,791		$283,198,621

(a)	Includes securities on loan with a value of $122,253,098 (See Note 6).
(b)	Includes securities on loan with a value of $156,458,735 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 2, 2009(a) to September 30, 2009	For the period January 1, 2010 to September 30, 2010
Investment income
Dividends (net of foreign tax expense of $1,140, $1,119 and $1,219)	$1,033,381	$990,010	$2,859,866
Dividends—affiliated issuers	1,851	7,838	7,964
Securities lending income, net	48,865	118,426	205,859

Total investment income	1,084,097	1,116,274	3,073,689

Expenses
ING—program fee	367,378	355,963	1,117,949
State Street Bank and Trust Company—program fee	951	—	951
Trustee, management and administration fees	63,323	70,855	205,345
Investment advisory fee	325,829	326,288	1,042,655
ABA Retirement Funds—program fee	51,119	50,155	158,295
State Street Global Markets—transition management	—	111,334	—
Legal and audit fees	30,629	35,925	92,977
Compliance consultant fees	18,697	20,872	64,726
Reports to unitholders	2,703	12,089	37,224
Registration fees	15,918	5,063	22,822
Other fees	3,113	44,918	28,638

Total expenses	879,660	1,033,462	2,771,582

Net investment income (loss)	204,437	82,812	302,107

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	7,065,060	(1,496,184)	31,810,841
Investments—affiliated issuers	—	852,653	895,633
Foreign currency transactions	—	(10,482)	(405)

Net realized gain (loss)	7,065,060	(654,013)	32,706,069

Change in net unrealized appreciation (depreciation) on:
Investments	22,432,579	38,789,576	(4,719,123)
Foreign currency transactions	—	—	(240)

Change in net unrealized appreciation (depreciation)	22,432,579	38,789,576	(4,719,363)

Net realized and unrealized gain (loss)	29,497,639	38,135,563	27,986,706

Net increase (decrease) in net assets resulting from operations	$29,702,076	$38,218,375	$28,288,813

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$302,107
Net realized gain (loss)	32,706,069
Change in net unrealized appreciation (depreciation)	(4,719,363)

Net increase (decrease) in net assets resulting from operations	28,288,813

From unitholder transactions
Proceeds from units issued	14,799,910
Cost of units redeemed	(45,326,553)

Net increase (decrease) in net assets from unitholder transactions	(30,526,643)

Net increase (decrease) in net assets	(2,237,830)

Net Assets
Beginning of period	283,198,621

End of period	$280,960,791

Outstanding-beginning of period	21,254,601
Issued	1,027,118
Redeemed	(3,209,324)

Outstanding-end of period	19,072,395

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 2, 2009(a) to September 30, 2009
Investment income†	$0.06	$0.15	$0.05
Expenses†,††	(0.05)	(0.14)	(0.04)

Net investment income (loss)	0.01	0.01	0.01
Net realized and unrealized gain (loss)	1.57	1.45	1.65

Net increase (decrease) in unit value	1.58	1.46	1.66
Net asset value at beginning of year	13.20	13.32	11.00

Net asset value at end of year	$14.78	$14.78	$12.66

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.29%	1.31%	1.51%
Ratio of net investment income (loss) to average net assets*	0.30%	0.14%	0.12%
Portfolio turnover**,†††	21%	85%	31%
Total return**	11.97%	10.96%	15.09%
Net assets at end of year (in thousands)	$280,961	$280,961	$282,628

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010		December 31, 2009
Assets
Investments, at value (cost $138,016,982 and $134,076,316 for September 30, 2010 and December 31, 2009, respectively)	$150,137,631	(a)	$154,469,830	(b)
Investments in affiliated issuer, at value (cost $0 and $27,780,802 for September 30, 2010 and December 31, 2009, respectively)	—		27,581,673
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $3,997,473 and $0 and units of 3,997,473 and 0 for September 30, 2010 and December 31, 2009, respectively)	3,997,473		—
Investments in collective investment funds, at value (cost $8,222,561 and $0 for September 30, 2010 and December 31, 2009, respectively)	8,553,232		—
Foreign currency, at value (cost $1,200,571 and $1,500,976 for September 30, 2010 and December 31, 2009, respectively)	1,227,253		1,496,910
Cash	4,091		—
Receivable for investments sold	1,780,786		826,515
Receivable for fund units sold	—		308,033
Interest and dividends receivable	389,826		186,306
Gross unrealized appreciation of forward currency exchange contracts	283,898		—
Tax reclaims receivable	383,905		191,215
Other assets	209		—

Total assets	166,758,304		185,060,482

Liabilities
Due to custodian	—		785,276
Payable for cash collateral received on securities loaned	2,883,152		18,122,836
Payable for investments purchased	1,314,935		116,825
Payable for fund units redeemed	33,154		251,681
Gross unrealized depreciation of forward currency exchange contracts	281,909		—
Investment advisory fee payable	62,489		83,038
ING—program fee payable	74,041		71,010
Trustee, management and administration fees payable	12,788		13,723
ABA Retirement Funds—program fee payable	10,319		10,127
Other liabilities	62,622		27,960
Other accruals	68,656		50,069

Total liabilities	4,804,065		19,532,545

Net Assets (equivalent to $25.46 and $24.91 per unit based on 6,360,217 and 6,644,427 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$161,954,239		$165,527,937

(a)	Includes securities on loan with a value of $2,817,958 (See Note 6).
(b)	Includes securities on loan with a value of $17,507,960 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period January 1, 2009 to September 30, 2009
Investment income
Dividends (net of foreign tax expense of $89,486, $112,243, $150,929, and $262,792)	$920,254	$937,062	$3,776,072	$3,913,345
Dividends—affiliated issuers	—	5,744	5,680	12,457
Securities lending income, net	7,118	24,337	46,210	113,353

Total investment income	927,372	967,143	3,827,962	4,039,155

Expenses
ING—program fee	206,563	202,408	619,566	327,840
State Street Bank and Trust Company—program fee	1,823	—	1,823	153,681
Trustee, management and administration fees	35,980	40,931	114,449	113,018
Investment advisory fee	185,506	181,029	565,283	536,064
ABA Retirement Funds—program fee	29,034	28,571	88,005	61,627
State Street Global Markets—transition management	—	62,103	—	62,103
Legal and audit fees	17,541	20,383	51,835	50,845
Compliance consultant fees	10,715	11,842	36,032	34,175
Reports to unitholders	1,496	6,859	20,484	42,728
Registration fees	9,103	2,873	12,901	6,032
Other fees	2,255	25,483	16,294	37,258

Total expenses	500,016	582,482	1,526,672	1,425,371

Net investment income (loss)	427,356	384,661	2,301,290	2,613,784

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,349,709	(14,276,724)	9,120,182	(41,568,540)
Investments—affiliated issuers	—	—	(291,963)	—
Foreign currency transactions	53,096	478,985	(273,798)	459,767

Net realized gain (loss)	1,402,805	(13,797,739)	8,554,421	(41,108,773)

Change in net unrealized appreciation (depreciation) on:
Investments	20,625,703	36,213,902	(7,757,085)	77,872,146
Foreign currency transactions	25,263	11,074	35,550	49,367

Change in net unrealized appreciation (depreciation)	20,650,966	36,224,976	(7,721,535)	77,921,513

Net realized and unrealized gain (loss)	22,053,771	22,427,237	832,886	36,812,740

Net increase (decrease) in net assets resulting from operations	$22,481,127	$22,811,898	$3,134,176	$39,426,524

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$2,301,290
Net realized gain (loss)	8,554,421
Change in net unrealized appreciation (depreciation)	(7,721,535)

Net increase (decrease) in net assets resulting from operations	3,134,176

From unitholder transactions
Proceeds from units issued	21,188,957
Cost of units redeemed	(27,896,831)

Net increase (decrease) in net assets from unitholder transactions	(6,707,874)

Net increase (decrease) in net assets	(3,573,698)

Net Assets
Beginning of period	165,527,937

End of period	$161,954,239

Number of units
Outstanding-beginning of period	6,644,427
Issued	868,339
Redeemed	(1,152,549)

Outstanding-end of period	6,360,217

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$0.14	$0.58	$0.15	$0.58
Expenses†,††	(0.08)	(0.23)	(0.08)	(0.20)

Net investment income (loss)	0.06	0.35	0.07	0.38
Net realized and unrealized gain (loss)	3.42	0.20	3.28	5.46

Net increase (decrease) in unit value	3.48	0.55	3.35	5.84
Net asset value at beginning of period	21.98	24.91	20.93	18.44

Net asset value at end of period	$25.46	$25.46	$24.28	$24.28

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.29%	1.30%	1.50%	1.38%
Ratio of net investment income (loss) to average net assets*	1.10%	1.95%	0.99%	2.54%
Portfolio turnover**,†††	17%	89%	23%	54%
Total return**	15.83%	2.21%	16.01%	31.67%
Net assets at end of period (in thousands)	$161,954	$161,954	$163,631	$163,631

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $51,778,849 and $35,651,592 and units of 4,868,816 and 3,414,768 for September 30, 2010 and December 31, 2009, respectively)	$55,105,261	$35,800,431
Receivable for fund units sold	2,541,723	263,265
Other assets	46	—

Total assets	57,647,030	36,063,696

Liabilities
Payable for investments purchased	2,541,723	259,336
Payable for fund units redeemed	—	3,929
Investment advisory fee payable	—	1,230
ING—program fee payable	25,319	14,902
Trustee, management and administration fees payable	4,212	2,851
ABA Retirement Funds—program fee payable	3,414	2,127
Other accruals	25,501	10,200

Total liabilities	2,600,169	294,575

Net Assets (equivalent to $12.50 and $11.65 per unit based on 4,403,403 and 3,069,305 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$55,046,861	$35,769,121

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Index Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period February 3, 2009(a) to September 30, 2009
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	67,356	33,426	175,122	42,967
State Street Bank and Trust Company—program fee	4,542	—	4,542	4,991
Trustee, management and administration fees	11,538	6,662	32,017	10,238
Investment advisory fee	—	2,613	8,174	3,908
ABA Retirement Funds—program fee	9,351	4,703	24,609	6,410
Legal and audit fees	6,458	3,217	15,378	4,321
Compliance consultant fees	3,930	1,869	10,515	2,487
Reports to unitholders	541	1,083	5,479	2,847
Registration fees	3,333	453	4,321	540
Other fees	711	4,023	4,363	4,453

Total expenses	107,760	58,049	284,520	83,162

Net investment income (loss)	(107,760)	(58,049)	(284,520)	(83,162)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	116,124	1,088,137	211,841	1,102,369

Net realized gain (loss)	116,124	1,088,137	211,841	1,102,369

Change in net unrealized appreciation (depreciation) on:
Investments	1,068,004	(170,758)	3,177,573	103,595

Change in net unrealized appreciation (depreciation)	1,068,004	(170,758)	3,177,573	103,595

Net realized and unrealized gain (loss)	1,184,128	917,379	3,389,414	1,205,964

Net increase (decrease) in net assets resulting from operations	$1,076,368	$859,330	$3,104,894	$1,122,802

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(284,520)
Net realized gain (loss)	211,841
Change in net unrealized appreciation (depreciation)	3,177,573

Net increase (decrease) in net assets resulting from operations	3,104,894

From unitholder transactions
Proceeds from units issued	28,441,761
Cost of units redeemed	(12,268,915)

Net increase (decrease) in net assets from unitholder transactions	16,172,846

Net increase (decrease) in net assets	19,277,740
Net Assets
Beginning of period	35,769,121

End of period	$55,046,861

Outstanding-beginning of period	3,069,305
Issued	2,355,174
Redeemed	(1,021,076)

Outstanding-end of period	4,403,403

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period February 3, 2009(a) to September 30, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.08)	(0.03)	(0.06)

Net investment income (loss)	(0.03)	(0.08)	(0.03)	(0.06)
Net realized and unrealized gain (loss)	0.30	0.93	0.41	0.71

Net increase (decrease) in unit value	0.27	0.85	0.38	0.65
Net asset value at beginning of year	12.23	11.65	11.27	11.00

Net asset value at end of year	$12.50	$12.50	$11.65	$11.65

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.87%	0.86%	0.91%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.87)%	(0.86)%	(0.91)%	(0.86)%
Portfolio turnover**,†††	4%	12%	124%	203%
Total return**	2.22%	7.30%	3.37%	5.91%
Net assets at end of year (in thousands)	$55,047	$55,047	$30,087	$30,087

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large-Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $41,295,150 and $32,550,586 and units of 2,298,748 and 1,862,836 for September 30, 2010 and December 31, 2009, respectively)	$43,956,662	$34,270,600
Receivable for investments sold	831,793	—
Receivable for fund units sold	—	234,008
Other assets	46	—

Total assets	44,788,501	34,504,608

Liabilities
Payable for investments purchased	—	229,690
Payable for fund units redeemed	831,793	4,318
Investment advisory fee payable	—	588
ING—program fee payable	20,167	13,994
Trustee, management and administration fees payable	3,652	2,669
ABA Retirement Funds—program fee payable	2,950	1,993
Other accruals	18,906	9,052

Total liabilities	877,468	262,304

Net Assets (equivalent to $16.19 and $15.68 per unit based on 2,711,523 and 2,184,145 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$43,911,033	$34,242,304

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large-Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period February 9, 2009(a) to September 30, 2009
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	56,461	24,621	156,112	30,245
State Street Bank and Trust Company—program fee	2,139	—	2,139	1,950
Trustee, management and administration fees	9,986	4,885	28,942	6,672
Investment advisory fee	—	976	3,774	1,302
ABA Retirement Funds—program fee	8,075	3,453	22,192	4,317
Legal and audit fees	4,968	2,328	13,237	2,867
Compliance consultant fees	3,028	1,353	9,133	1,629
Reports to unitholders	500	784	5,079	1,709
Registration fees	2,586	328	3,502	367
Other fees	658	2,911	4,043	3,122

Total expenses	88,401	41,639	248,153	54,180

Net investment income (loss)	(88,401)	(41,639)	(248,153)	(54,180)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	188,329	3,275,071	420,999	3,281,980

Net realized gain (loss)	188,329	3,275,071	420,999	3,281,980

Change in net unrealized appreciation (depreciation) on:
Investments	4,203,444	(643,546)	941,498	76,537

Change in net unrealized appreciation (depreciation)	4,203,444	(643,546)	941,498	76,537

Net realized and unrealized gain (loss)	4,391,773	2,631,525	1,362,497	3,358,517

Net increase (decrease) in net assets resulting from operations	$4,303,372	$2,589,886	$1,114,344	$3,304,337

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large-Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(248,153)
Net realized gain (loss)	420,999
Change in net unrealized appreciation (depreciation)	941,498

Net increase (decrease) in net assets resulting from operations	1,114,344

From unitholder transactions
Proceeds from units issued	24,806,022
Cost of units redeemed	(16,251,637)

Net increase (decrease) in net assets from unitholder transactions	8,554,385

Net increase (decrease) in net assets	9,668,729

Net Assets
Beginning of period	34,242,304

End of period	$43,911,033

Outstanding-beginning of period	2,184,145
Issued	1,561,010
Redeemed	(1,033,632)

Outstanding-end of period	2,711,523

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Large-Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period February 9, 2009(a) to September 30, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.10)	(0.03)	(0.07)

Net investment income (loss)	(0.04)	(0.10)	(0.03)	(0.07)
Net realized and unrealized gain (loss)	1.65	0.61	1.97	2.89

Net increase (decrease) in unit value	1.61	0.51	1.94	2.82
Net asset value at beginning of period	14.58	15.68	12.88	12.00

Net asset value at end of period	$16.19	$16.19	$14.82	$14.82

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.83%	0.83%	0.88%	0.85%
Ratio of net investment income (loss) to average net assets*	(0.83)%	(0.83)%	(0.88)%	(0.85)%
Portfolio turnover**,†††	9%	21%	137%	236%
Total return**	11.07%	3.28%	15.06%	23.50%
Net assets at end of period (in thousands)	$43,911	$43,911	$24,903	$24,903

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Securities Lending Series Fund Class I (cost $0 and $162,340,743 and units of 0 and 9,694,348 for September 30, 2010 and December 31, 2009, respectively)	$—	$172,006,814
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $257,388,057 and $89,904,862 and units of 18,308,194 and 6,765,677 for September 30, 2010 and December 31, 2009, respectively)	268,691,058	94,726,249
Receivable for investments sold	629,345	—
Receivable for fund units sold	—	495,209
Other assets	237	—

Total assets	269,320,640	267,228,272

Liabilities
Payable for investments purchased	—	340,503
Payable for fund units redeemed	629,345	154,706
Investment advisory fee payable	—	11,193
ING—program fee payable	123,758	112,960
Trustee, management and administration fees payable	21,122	21,665
ABA Retirement Funds—program fee payable	17,049	15,566
Payable for legal and audit services	57,914	42,113
Other accruals	80,504	45,476

Total liabilities	929,692	744,182

Net Assets (equivalent to $31.93 and $30.60 per unit based on 8,404,835 and 8,708,063 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$268,390,948	$266,484,090

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period January 1, 2009 to September 30, 2009
Investment income
Securities lending income, net	$—	$80,750	$—	$218,183

Total investment income	—	80,750	—	218,183

Expenses
ING—program fee	349,095	320,139	1,047,051	515,870
State Street Bank and Trust Company—program fee	25,530	—	25,530	255,894
Trustee, management and administration fees	60,522	64,129	193,257	181,381
Investment advisory fee	—	30,785	66,712	73,758
ABA Retirement Funds—program fee	48,873	45,116	148,321	98,782
Legal and audit fees	29,416	31,986	87,365	82,087
Compliance consultant fees	17,963	18,583	60,744	55,624
Reports to unitholders	2,579	10,763	34,665	69,001
Registration fees	15,275	4,508	21,692	9,749
Other fees	2,958	39,994	26,683	59,355

Total expenses	552,211	566,003	1,712,020	1,401,501

Net investment income (loss)	(552,211)	(485,253)	(1,712,020)	(1,183,318)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	11,939,612	16,720,636	15,987,415	17,526,422

Net realized gain (loss)	11,939,612	16,720,636	15,987,415	17,526,422

Change in net unrealized appreciation (depreciation) on:
Investments	16,206,463	23,440,098	(3,184,457)	29,043,261

Change in net unrealized appreciation (depreciation)	16,206,463	23,440,098	(3,184,457)	29,043,261

Net realized and unrealized gain (loss)	28,146,075	40,160,734	12,802,958	46,569,683

Net increase (decrease) in net assets resulting from operations	$27,593,864	$39,675,481	$11,090,938	$45,386,365

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(1,712,020)
Net realized gain (loss)	15,987,415
Change in net unrealized appreciation (depreciation)	(3,184,457)

Net increase (decrease) in net assets resulting from operations	11,090,938

From unitholder transactions
Proceeds from units issued	33,179,092
Cost of units redeemed	(42,363,172)

Net increase (decrease) in net assets from unitholder transactions	(9,184,080)

Net increase (decrease) in net assets	1,906,858

Net Assets
Beginning of period	266,484,090

End of period	$268,390,948

Number of units
Outstanding-beginning of period	8,708,063
Issued	1,060,828
Redeemed	(1,364,056)

Outstanding-end of period	8,404,835

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$—	$—	$0.01	$0.03
Expenses†,††	(0.06)	(0.20)	(0.06)	(0.15)

Net investment income (loss)	(0.06)	(0.20)	(0.05)	(0.12)
Net realized and unrealized gain (loss)	3.30	1.53	4.44	5.20

Net increase (decrease) in unit value	3.24	1.33	4.39	5.08
Net asset value at beginning of period	28.69	30.60	24.55	23.86

Net asset value at end of period	$31.93	$31.93	$28.94	$28.94

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.85%	0.86%	0.92%	0.85%
Ratio of net investment income (loss) to average net assets*	(0.85%)	(0.86%)	(0.79)%	(0.71)%
Portfolio turnover**,†††	54%	70%	115%	148%
Total return**	11.30%	4.36%	17.88%	21.29%
Net assets at end of period (in thousands)	$268,391	$268,391	$255,720	$255,720

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Mid-Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $30,518,653 and $24,070,803 and units of 1,148,563 and 949,116 for September 30, 2010 and December 31, 2009, respectively)	$34,234,054	$25,331,899
Receivable for investments sold	51,788	—
Receivable for fund units sold	—	201,721
Other assets	31	—

Total assets	34,285,873	25,533,620

Liabilities
Payable for investments purchased	—	139,344
Payable for fund units redeemed	51,788	62,377
Investment advisory fee payable	—	993
ING—program fee payable	14,999	10,053
Trustee, management and administration fees payable	2,600	1,912
ABA Retirement Funds—program fee payable	2,101	1,430
Payable for legal and audit services	6,780	—
Payable for compliance consultant fees	2,217	—
Other accruals	7,074	6,336

Total liabilities	87,559	222,445

Net Assets (equivalent to $21.82 and $19.66 per unit based on 1,567,532 and 1,287,394 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$34,198,314	$25,311,175

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Mid-Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period February 3, 2009(a) to September 30, 2009
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	42,245	15,596	118,531	18,030
State Street Bank and Trust Company—program fee	2,969	—	2,969	690
Trustee, management and administration fees	7,378	3,083	21,893	3,805
Investment advisory fee	—	1,487	7,290	1,818
ABA Retirement Funds—program fee	5,949	2,183	16,756	2,539
Legal and audit fees	3,765	1,461	10,100	1,678
Compliance consultant fees	2,292	849	6,969	957
Reports to unitholders	330	492	3,838	872
Registration fees	1,949	206	2,651	221
Other fees	421	1,827	3,016	1,911

Total expenses	67,298	27,184	194,013	32,521

Net investment income (loss)	(67,298)	(27,184)	(194,013)	(32,521)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	154,290	2,271,972	542,982	2,291,263

Net realized gain (loss)	154,290	2,271,972	542,982	2,291,263

Change in net unrealized appreciation (depreciation) on:
Investments	3,757,212	(200,175)	2,454,305	75,760

Change in net unrealized appreciation (depreciation)	3,757,212	(200,175)	2,454,305	75,760

Net realized and unrealized gain (loss)	3,911,502	2,071,797	2,997,287	2,367,023

Net increase (decrease) in net assets resulting from operations	$3,844,204	$2,044,613	$2,803,274	$2,334,502

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Mid-Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(194,013)
Net realized gain (loss)	542,982
Change in net unrealized appreciation (depreciation)	2,454,305

Net increase (decrease) in net assets resulting from operations	2,803,274

From unitholder transactions
Proceeds from units issued	20,640,438
Cost of units redeemed	(14,556,573)

Net increase (decrease) in net assets from unitholder transactions	6,083,865

Net increase (decrease) in net assets	8,887,139

Net Assets
Beginning of period	25,311,175

End of period	$34,198,314

Outstanding-beginning of period	1,287,394
Issued	985,048
Redeemed	(704,910)

Outstanding-end of period	1,567,532

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Mid-Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period February 3, 2009(a) to September 30, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.13)	(0.05)	(0.10)

Net investment income (loss)	(0.04)	(0.13)	(0.05)	(0.10)
Net realized and unrealized gain (loss)	2.55	2.29	3.06	5.77

Net increase (decrease) in unit value	2.51	2.16	3.01	5.67
Net asset value at beginning of period	19.31	19.66	15.66	13.00

Net asset value at end of period	$21.82	$21.82	$18.67	$18.67

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.84%	0.86%	0.91%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.84)%	(0.86)%	(0.91)%	(0.89)%
Portfolio turnover**,†††	6%	22%	145%	268%
Total return**	12.98%	10.97%	19.22%	43.62%
Net assets at end of period (in thousands)	$34,198	$34,198	$17,343	$17,343

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small-Cap Index Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
SSgA Russell Small Cap Index Non-Lending Series Fund Class A (cost $18,331,107 and $14,957,294 and units of 978,502 and 834,557 for September 30, 2010 and December 31, 2009, respectively)	$19,844,996	$15,521,092
Receivable for investments sold	70,824	—
Receivable for fund units sold	—	117,203
Other assets	18	—

Total assets	19,915,838	15,638,295

Liabilities
Payable for investments purchased	—	115,303
Payable for fund units redeemed	70,824	1,900
Investment advisory fee payable	—	584
ING—program fee payable	8,723	6,242
Trustee, management and administration fees payable	1,511	1,190
ABA Retirement Funds—program fee payable	1,212	890
Payable for legal and audit services	4,049	—
Other accruals	5,648	4,120

Total liabilities	91,967	130,229

Net Assets (equivalent to $22.40 and $20.67 per unit based on 885,068and 750,212 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$19,823,871	$15,508,066

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small-Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period February 3, 2009(a) to September 30, 2009
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	25,010	11,775	71,246	14,198
State Street Bank and Trust Company—program fee	1,871	—	1,871	668
Trustee, management and administration fees	4,386	2,336	13,182	3,049
Investment advisory fee	—	1,092	4,452	1,418
ABA Retirement Funds—program fee	3,512	1,652	10,059	2,000
Legal and audit fees	2,208	1,125	6,048	1,338
Compliance consultant fees	1,344	653	4,179	758
Reports to unitholders	194	378	2,320	753
Registration fees	1,143	159	1,569	174
Other fees	247	1,406	1,820	1,491

Total expenses	39,915	20,576	116,746	25,847

Net investment income (loss)	(39,915)	(20,576)	(116,746)	(25,847)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	76,340	1,810,768	326,984	1,839,333

Net realized gain (loss)	76,340	1,810,768	326,984	1,839,333

Change in net unrealized appreciation (depreciation) on:
Investments	1,893,778	(328,606)	950,091	(55,174)

Change in net unrealized appreciation (depreciation)	1,893,778	(328,606)	950,091	(55,174)

Net realized and unrealized gain (loss)	1,970,118	1,482,162	1,277,075	1,784,159

Net increase (decrease) in net assets resulting from operations	$1,930,203	$1,461,586	$1,160,329	$1,758,312

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small-Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(116,746)
Net realized gain (loss)	326,984
Change in net unrealized appreciation (depreciation)	950,091

Net increase (decrease) in net assets resulting from operations	1,160,329

From unitholder transactions
Proceeds from units issued	12,709,480
Cost of units redeemed	(9,554,004)

Net increase (decrease) in net assets from unitholder transactions	3,155,476

Net increase (decrease) in net assets	4,315,805

Net Assets
Beginning of period	15,508,066

End of period	$19,823,871

Outstanding-beginning of period	750,212
Issued	581,612
Redeemed	(446,756)

Outstanding-end of period	885,068

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Small-Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period February 3, 2009(a) to September 30, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.14)	(0.05)	(0.10)

Net investment income (loss)	(0.04)	(0.14)	(0.05)	(0.10)
Net realized and unrealized gain (loss)	2.27	1.87	3.26	6.07

Net increase (decrease) in unit value	2.23	1.73	3.21	5.97
Net asset value at beginning of period	20.17	20.67	16.76	14.00

Net asset value at end of period	$22.40	$22.40	$19.97	$19.97

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.85%	0.86%	0.91%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.86)%	(0.91)%	(0.89)%
Portfolio turnover**,†††	12%	33%	148%	276%
Total return**	11.05%	8.36%	19.15%	42.64%
Net assets at end of period (in thousands)	$19,824	$19,824	$11,882	$11,882

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $33,978,849 and $23,540,980 and units of 2,887,883 and 2,011,204 for September 30, 2010 and December 31, 2009, respectively)	$36,257,369	$24,367,752
Receivable for fund units sold	700,565	178,421
Other assets	48	—

Total assets	36,957,982	24,546,173

Liabilities
Payable for investments purchased	700,565	103,107
Payable for fund units redeemed	—	75,314
Investment advisory fee payable	—	1,891
ING—program fee payable	15,612	9,797
Trustee, management and administration fees payable	2,946	1,869
ABA Retirement Funds—program fee payable	2,365	1,397
Other accruals	22,264	6,323

Total liabilities	743,752	199,698

Net Assets (equivalent to $27.05 and $26.28 per unit based on 1,338,931 and 926,417 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$36,214,230	$24,346,475

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period March 3, 2009(a) to September 30, 2009
Investment income	$—	$—	$—	$—
Expenses
ING—program fee	42,287	16,932	112,750	20,057
State Street Bank and Trust Company—program fee	9,479	—	9,479	390
Trustee, management and administration fees	7,611	3,356	21,019	4,125
Investment advisory fee	—	3,188	13,519	3,897
ABA Retirement Funds—program fee	6,132	2,375	16,114	2,770
Legal and audit fees	3,810	1,608	9,661	1,834
Compliance consultant fees	2,325	934	6,645	1,036
Reports to unitholders	317	541	3,556	961
Registration fees	1,973	227	2,621	241
Other fees	406	2,010	2,802	2,099

Total expenses	74,340	31,171	198,166	37,410

Net investment income (loss)	(74,340)	(31,171)	(198,166)	(37,410)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(1,097)	2,484,223	1,343	2,484,353

Net realized gain (loss)	(1,097)	2,484,223	1,343	2,484,353

Change in net unrealized appreciation (depreciation) on:
Investments	4,792,152	(284,671)	1,451,748	87,128

Change in net unrealized appreciation (depreciation)	4,792,152	(284,671)	1,451,748	87,128

Net realized and unrealized gain (loss)	4,791,055	2,199,552	1,453,091	2,571,481

Net increase (decrease) in net assets resulting from operations	$4,716,715	$2,168,381	$1,254,925	$2,534,071

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(198,166)
Net realized gain (loss)	1,343
Change in net unrealized appreciation (depreciation)	1,451,748

Net increase (decrease) in net assets resulting from operations	1,254,925

From unitholder transactions
Proceeds from units issued	18,880,374
Cost of units redeemed	(8,267,544)

Net increase (decrease) in net assets from unitholder transactions	10,612,830

Net increase (decrease) in net assets	11,867,755
Net Assets
Beginning of period	24,346,475

End of period	$36,214,230

Outstanding-beginning of period	926,417
Issued	737,218
Redeemed	(324,704)

Outstanding-end of period	1,338,931

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period March 3, 2009(a) to September 30, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.06)	(0.17)	(0.07)	(0.13)

Net investment income (loss)	(0.06)	(0.17)	(0.07)	(0.13)
Net realized and unrealized gain (loss)	3.85	0.94	4.05	10.50

Net increase (decrease) in unit value	3.79	0.77	3.98	10.37
Net asset value at beginning of period	23.26	26.28	21.39	15.00

Net asset value at end of period	$27.05	$27.05	$25.37	$25.37

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.92%	0.92%	0.96%	0.94%
Ratio of net investment income (loss) to average net assets*	(0.92)%	(0.92)%	(0.96)%	(0.94)%
Portfolio turnover**,†††	3%	11%	137%	223%
Total return**	16.29%	2.93%	18.61%	69.13%
Net assets at end of period (in thousands)	$36,214	$36,214	$17,664	$17,664

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Real Asset Return Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short Term Investment Fund (cost $4 and $0 and units of 4 and 0 for September 30, 2010 and December 31, 2009, respectively)	$4	$—
Investments in collective investment funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $4,715,941 and $2,258,845 and units of 238,738 and 119,350 for September 30, 2010 and December 31, 2009, respectively)	4,979,600	2,327,329
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $2,715,360 and $1,450,567 and units of 126,225 and 84,890 for September 30, 2010 and December 31, 2009, respectively)	3,161,040	1,785,570
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $2,392,733 and $1,155,811 and units of 298,310 and 149,113 for September 30, 2010 and December 31, 2009, respectively)	2,544,585	1,262,836
Receivable for investments sold	208,627	—
Receivable for fund units sold	5,770	58,971
Other assets	10	—

Total assets	10,899,636	5,434,706

Liabilities
Payable for investments purchased	214,396	58,971
Investment advisory fee payable	—	386
ING—program fee payable	4,939	2,167
Trustee, management and administration fees payable	846	414
ABA Retirement Funds—program fee payable	688	308
Other accruals	5,839	1,334

Total liabilities	226,708	63,580

Net Assets (equivalent to $15.78 and $14.51 per unit based on 676,214 and 370,249 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$10,672,928	$5,371,126

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Real Asset Return Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 7, 2009(a) to September 30, 2009	For the period January 1, 2010 to September 30, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	13,083	2,731	32,469
State Street Bank and Trust Company—program fee	1,900	—	1,900
Trustee, management and administration fees	2,260	536	5,943
Investment advisory fee	—	466	3,329
ABA Retirement Funds—program fee	1,839	381	4,581
Legal and audit fees	1,263	240	2,871
Compliance consultant fees	768	139	1,955
Reports to unitholders	105	81	995
Registration fees	652	34	830
Other fees	140	300	798

Total expenses	22,010	4,908	55,671

Net investment income (loss)	(22,010)	(4,908)	(55,671)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	131,312	28,015	465,833

Net realized gain (loss)	131,312	28,015	465,833

Change in net unrealized appreciation (depreciation) on:
Investments	598,226	257,618	350,679

Change in net unrealized appreciation (depreciation)	598,226	257,618	350,679

Net realized and unrealized gain (loss)	729,538	285,633	816,512

Net increase (decrease) in net assets resulting from operations	$707,528	$280,725	$760,841

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(55,671)
Net realized gain (loss)	465,833
Change in net unrealized appreciation (depreciation)	350,679

Net increase (decrease) in net assets resulting from operations	760,841

From unitholder transactions
Proceeds from units issued	6,891,155
Cost of units redeemed	(2,350,194)

Net increase (decrease) in net assets from unitholder transactions	4,540,961

Net increase (decrease) in net assets	5,301,802

Net Assets
Beginning of period	5,371,126

End of period	$10,672,928

Outstanding-beginning of period	370,249
Issued	463,509
Redeemed	(157,544)

Outstanding-end of period	676,214

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 7, 2009(a) to September 30, 2009
Investment income†	$—	$—	$—
Expenses†,††	(0.03)	(0.10)	(0.03)

Net investment income (loss)	(0.03)	(0.10)	(0.03)
Net realized and unrealized gain (loss)	1.14	1.37	1.78

Net increase (decrease) in unit value	1.11	1.27	1.75
Net asset value at beginning of year	14.67	14.51	12.00

Net asset value at end of year	$15.78	$15.78	$13.75

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.90%	0.91%	0.94%
Ratio of net investment income (loss) to average net assets*	(0.90)%	(0.91)%	(0.94)%
Portfolio turnover**,†††	9%	30%	20%
Total return**	7.57%	8.75%	14.58%
Net assets at end of year (in thousands)	$10,673	$10,673	$3,465

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement Income Securities Lending Series Fund Class I (cost $0 and $18,361,497 and units of 0 and 1,604,231 for September 30, 2010 and December 31, 2009, respectively)	$—	$19,140,084
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $33,586,502 and $9,202,591 and units of 2,932,692 and 885,586 for September 30, 2010 and December 31, 2009, respectively)	34,561,775	9,822,032
Receivable for investments sold	209,847	—
Receivable for fund units sold	—	200,281
Other assets	31	—

Total assets	34,771,653	29,162,397

Liabilities
Payable for investments purchased	—	181,343
Payable for fund units redeemed	209,847	18,938
Retirement Date Fund management fee payable	8,424	2,400
ING—program fee payable	16,585	12,111
Trustee, management and administration fees payable	4,114	2,319
ABA Retirement Funds—program fee payable	2,252	1,725
Other accruals	14,552	9,621

Total liabilities	255,774	228,457

Net Assets (equivalent to $11.55 and $10.94 per unit based on 2,987,635 and 2,645,849 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$34,515,879	$28,933,940

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period January 1, 2009 to September 30, 2009
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	45,748	35,130	128,589	57,538
State Street Bank and Trust Company—program fee	—	—	—	32,902
Trustee, management and administration fees	10,511	7,040	26,259	21,537
Retirement Date Fund management fee	8,424	6,757	24,245	19,614
ABA Retirement Funds—program fee	6,370	4,952	18,105	11,565
Legal and audit fees	4,099	3,528	10,963	9,817
Compliance consultant fees	2,498	2,049	7,565	6,766
Reports to unitholders	351	1,187	4,151	8,333
Registration fees	2,122	497	2,882	1,164
Other fees	433	4,411	3,243	6,841

Total expenses	80,556	65,551	226,002	176,077

Net investment income (loss)	(80,556)	(65,551)	(226,002)	(176,077)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,603,382	(150,589)	2,424,547	(1,117,394)

Net realized gain (loss)	1,603,382	(150,589)	2,424,547	(1,117,394)

Change in net unrealized appreciation (depreciation) on:
Investments	356,689	2,146,617	(422,755)	4,270,744

Change in net unrealized appreciation (depreciation)	356,689	2,146,617	(422,755)	4,270,744

Net realized and unrealized gain (loss)	1,960,071	1,996,028	2,001,792	3,153,350

Net increase (decrease) in net assets resulting from operations	$1,879,515	$1,930,477	$1,775,790	$2,977,273

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(226,002)
Net realized gain (loss)	2,424,547
Change in net unrealized appreciation (depreciation)	(422,755)

Net increase (decrease) in net assets resulting from operations	1,775,790

From unitholder transactions
Proceeds from units issued	10,686,901
Cost of units redeemed	(6,880,752)

Net increase (decrease) in net assets from unitholder transactions	3,806,149

Net increase (decrease) in net assets	5,581,939

Net Assets
Beginning of period	28,933,940

End of period	$34,515,879

Number of units
Outstanding-beginning of period	2,645,849
Issued	953,997
Redeemed	(612,211)

Outstanding-end of period	2,987,635

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.08)	(0.03)	(0.07)

Net investment income (loss)	(0.03)	(0.08)	(0.03)	(0.07)
Net realized and unrealized gain (loss)	0.66	0.69	0.78	1.24

Net increase (decrease) in unit value	0.63	0.61	0.75	1.17
Net asset value at beginning of year	10.92	10.94	9.94	9.52

Net asset value at end of year	$11.55	$11.55	$10.69	$10.69

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.96%	0.93%	0.97%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.96)%	(0.93)%	(0.97)%	(0.90)%
Portfolio turnover**,†††	55%	87%	13%	38%
Total return**	5.77%	5.58%	7.55%	12.29%
Net assets at end of year (in thousands)	$34,516	$34,516	$28,199	$28,199

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2010 Securities Lending Series Fund Class I (cost $0 and $40,364,833 and units of 0 and 3,571,764 for September 30, 2010 and December 31, 2009, respectively)	$—	$42,053,949
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $62,357,070 and $18,513,806 and units of 5,272,994 and 1,755,367 for September 30, 2010 and December 31, 2009, respectively)	65,153,115	19,977,832
Receivable for investments sold	96,488	—
Receivable for fund units sold	—	89,899
Other assets	60	—

Total assets	65,249,663	62,121,680

Liabilities
Payable for investments purchased	—	88,037
Payable for fund units redeemed	96,488	1,862
Retirement Date Fund management fee payable	14,412	5,256
ING—program fee payable	31,737	26,575
Trustee, management and administration fees payable	6,731	5,080
ABA Retirement Funds—program fee payable	4,310	3,785
Payable for legal and audit services	14,443	9,717
Other accruals	13,714	10,493

Total liabilities	181,835	150,805

Net Assets (equivalent to $13.79 and $12.75 per unit based on 4,718,411 and 4,859,187 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$65,067,828	$61,970,875

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period January 1, 2009 to September 30, 2009
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	87,990	69,118	252,221	112,295
State Street Bank and Trust Company—program fee	—	—	—	57,705
Trustee, management and administration fees	19,078	13,841	50,320	40,090
Retirement Date Fund management fee	14,411	13,284	45,796	36,607
ABA Retirement Funds—program fee	12,254	9,738	35,532	21,741
Legal and audit fees	7,749	6,932	21,374	18,131
Compliance consultant fees	4,725	4,028	14,784	12,324
Reports to unitholders	666	2,333	8,210	15,314
Registration fees	4,013	977	5,522	2,151
Other fees	802	8,667	6,381	12,995

Total expenses	151,688	128,918	440,140	329,353

Net investment income (loss)	(151,688)	(128,918)	(440,140)	(329,353)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	4,924,562	(754,479)	5,800,084	(3,442,944)

Net realized gain (loss)	4,924,562	(754,479)	5,800,084	(3,442,944)

Change in net unrealized appreciation (depreciation) on:
Investments	56,382	6,225,186	(357,097)	10,522,950

Change in net unrealized appreciation (depreciation)	56,382	6,225,186	(357,097)	10,522,950

Net realized and unrealized gain (loss)	4,980,944	5,470,707	5,442,987	7,080,006

Net increase (decrease) in net assets resulting from operations	$4,829,256	$5,341,789	$5,002,847	$6,750,653

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(440,140)
Net realized gain (loss)	5,800,084
Change in net unrealized appreciation (depreciation)	(357,097)

Net increase (decrease) in net assets resulting from operations	5,002,847

From unitholder transactions
Proceeds from units issued	15,337,652
Cost of units redeemed	(17,243,546)

Net increase (decrease) in net assets from unitholder transactions	(1,905,894)

Net increase (decrease) in net assets	3,096,953

Net Assets
Beginning of period	61,970,875

End of period	$65,067,828

Number of units
Outstanding-beginning of period	4,859,187
Issued	1,173,738
Redeemed	(1,314,514)

Outstanding-end of period	4,718,411

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.09)	(0.03)	(0.08)

Net investment income (loss)	(0.03)	(0.09)	(0.03)	(0.08)
Net realized and unrealized gain (loss)	1.04	1.13	1.25	1.63

Net increase (decrease) in unit value	1.01	1.04	1.22	1.55
Net asset value at beginning of period	12.78	12.75	11.31	10.98

Net asset value at end of period	$13.79	$13.79	$12.53	$12.53

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.94%	0.93%	0.97%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.94)%	(0.93)%	(0.97)%	(0.90)%
Portfolio turnover**,†††	62%	88%	13%	44%
Total return**	7.90%	8.16%	10.79%	14.12%
Net assets at end of period (in thousands)	$65,068	$65,068	$56,510	$56,510

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2020 Securities Lending Series Fund Class I (cost $0 and $70,568,711 and units of 0 and 6,265,442 for September 30, 2010 and December 31, 2009, respectively)	$—	$72,898,412
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $114,141,036 and $30,659,606 and units of 9,390,503 and 2,864,045 for September 30, 2010 and December 31, 2009, respectively)	120,048,193	33,772,813
Receivable for investments sold	170,248	—
Receivable for fund units sold	—	299,844
Other assets	109	—

Total assets	120,218,550	106,971,069

Liabilities
Payable for investments purchased	—	267,837
Payable for fund units redeemed	170,248	32,007
Retirement Date Fund management fee payable	27,086	8,922
ING—program fee payable	55,702	45,003
Trustee, management and administration fees payable	12,027	8,613
ABA Retirement Funds—program fee payable	7,703	6,423
Payable for legal and audit services	25,323	—
Other accruals	23,970	34,032

Total liabilities	322,059	402,837

Net Assets (equivalent to $15.60 and $14.45 per unit based on 7,683,804 and 7,372,493 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$119,896,491	$106,568,232

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period January 1, 2009 to September 30, 2009
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	155,197	118,555	444,420	185,530
State Street Bank and Trust Company—program fee	—	—	—	90,050
Trustee, management and administration fees	33,862	23,725	88,874	64,577
Retirement Date Fund management fee	27,086	22,785	82,350	59,083
ABA Retirement Funds—program fee	21,755	16,701	62,729	35,395
Legal and audit fees	13,581	11,804	37,581	29,280
Compliance consultant fees	8,282	6,858	26,000	19,813
Reports to unitholders	1,169	3,972	14,458	24,203
Registration fees	7,035	1,664	9,692	3,497
Other fees	1,413	14,759	11,239	21,513

Total expenses	269,380	220,823	777,343	532,941

Net investment income (loss)	(269,380)	(220,823)	(777,343)	(532,941)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	7,839,106	(2,146,560)	9,051,917	(8,746,037)

Net realized gain (loss)	7,839,106	(2,146,560)	9,051,917	(8,746,037)

Change in net unrealized appreciation (depreciation) on:
Investments	3,324,481	13,992,082	464,249	23,455,119

Change in net unrealized appreciation (depreciation)	3,324,481	13,992,082	464,249	23,455,119

Net realized and unrealized gain (loss)	11,163,587	11,845,522	9,516,166	14,709,082

Net increase (decrease) in net assets resulting from operations	$10,894,207	$11,624,699	$8,738,823	$14,176,141

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(777,343)
Net realized gain (loss)	9,051,917
Change in net unrealized appreciation (depreciation)	464,249

Net increase (decrease) in net assets resulting from operations	8,738,823

From unitholder transactions
Proceeds from units issued	29,364,926
Cost of units redeemed	(24,775,490)

Net increase (decrease) in net assets from unitholder transactions	4,589,436

Net increase (decrease) in net assets	13,328,259

Net Assets
Beginning of period	106,568,232

End of period	$119,896,491

Number of units
Outstanding-beginning of period	7,372,493
Issued	1,977,080
Redeemed	(1,665,769)

Outstanding-end of period	7,683,804

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.10)	(0.03)	(0.08)

Net investment income (loss)	(0.04)	(0.10)	(0.03)	(0.08)
Net realized and unrealized gain (loss)	1.47	1.25	1.75	2.25

Net increase (decrease) in unit value	1.43	1.15	1.72	2.17
Net asset value at beginning of period	14.17	14.45	12.36	11.91

Net asset value at end of period	$15.60	$15.60	$14.08	$14.08

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.93%	0.92%	0.97%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.93)%	(0.92)%	(0.97)%	(0.90)%
Portfolio turnover**,†††	61%	87%	14%	40%
Total return**	10.12%	7.99%	13.92%	18.22%
Net assets at end of period (in thousands)	$119,896	$119,896	$97,360	$97,360

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2030 Securities Lending Series Fund Class I (cost $0 and $51,752,852 and units of 0 and 4,600,846 for September 30, 2010 and December 31, 2009, respectively)	$—	$52,757,899
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $90,845,619 and $21,750,970 and units of 7,395,734 and 2,016,817 for September 30, 2010 and December 31, 2009, respectively)	96,218,499	24,340,964
Receivable for investments sold	306,098	—
Receivable for fund units sold	—	373,665
Other assets	87	—

Total assets	96,524,684	77,472,528

Liabilities
Payable for investments purchased	—	224,238
Payable for fund units redeemed	306,098	149,427
Retirement Date Fund management fee payable	22,691	6,420
ING—program fee payable	43,879	32,407
Trustee, management and administration fees payable	9,568	6,198
ABA Retirement Funds—program fee payable	6,141	4,622
Other accruals	38,134	24,201

Total liabilities	426,511	447,513

Net Assets (equivalent to $17.21 and $16.03 per unit based on 5,585,615 and 4,804,674 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$96,098,173	$77,025,015

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period January 1, 2009 to September 30, 2009
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	121,025	83,232	340,186	131,086
State Street Bank and Trust Company—program fee	—	—	—	61,701
Trustee, management and administration fees	26,486	16,654	68,167	45,071
Retirement Date Fund management fee	22,691	15,993	64,563	41,263
ABA Retirement Funds—program fee	17,036	11,723	48,083	24,742
Legal and audit fees	10,731	8,313	28,916	20,367
Compliance consultant fees	6,544	4,830	19,969	13,706
Reports to unitholders	921	2,797	10,989	16,898
Registration fees	5,560	1,172	7,573	2,428
Other fees	1,127	10,393	8,572	15,053

Total expenses	212,121	155,107	597,018	372,315

Net investment income (loss)	(212,121)	(155,107)	(597,018)	(372,315)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	5,019,930	(2,517,718)	4,982,174	(7,421,433)

Net realized gain (loss)	5,019,930	(2,517,718)	4,982,174	(7,421,433)

Change in net unrealized appreciation (depreciation) on:
Investments	4,761,320	11,855,556	1,777,839	19,501,090

Change in net unrealized appreciation (depreciation)	4,761,320	11,855,556	1,777,839	19,501,090

Net realized and unrealized gain (loss)	9,781,250	9,337,838	6,760,013	12,079,657

Net increase (decrease) in net assets resulting from operations	$9,569,129	$9,182,731	$6,162,995	$11,707,342

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(597,018)
Net realized gain (loss)	4,982,174
Change in net unrealized appreciation (depreciation)	1,777,839

Net increase (decrease) in net assets resulting from operations	6,162,995

From unitholder transactions
Proceeds from units issued	26,737,417
Cost of units redeemed	(13,827,254)

Net increase (decrease) in net assets from unitholder transactions	12,910,163

Net increase (decrease) in net assets	19,073,158

Net Assets
Beginning of period	77,025,015

End of period	$96,098,173

Number of units
Outstanding-beginning of period	4,804,674
Issued	1,629,263
Redeemed	(848,322)

Outstanding-end of period	5,585,615

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period	For the period	For the period	For the period
	July 1, 2010 to	January 1, 2010 to	July 1, 2009 to	January 1, 2009 to
	September 30, 2010	September 30, 2010	September 30, 2009	September 30, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	0.03	0.11	(0.04)	(0.09)

Net investment income (loss)	(0.03)	(0.11)	(0.04)	(0.09)
Net realized and unrealized gain (loss)	1.79	1.29	2.15	2.80

Net increase (decrease) in unit value	1.76	1.18	2.11	2.71
Net asset value at beginning of period	15.45	16.03	13.39	12.79

Net asset value at end of period	$17.21	$17.21	$15.50	$15.50

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.93%	0.92%	0.97%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.93)%	(0.92)%	(0.97)%	(0.90)%
Portfolio turnover**,†††	58%	81%	13%	38%
Total return**	11.36%	7.33%	15.76%	21.19%
Net assets at end of period (in thousands)	$96,098	$96,098	$68,655	$68,655

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2040 Securities Lending Series Fund Class I (cost $0 and $31,735,746 and units of 0 and 2,903,818 for September 30, 2010 and December 31, 2009, respectively)	$—	$33,605,889
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $53,946,212 and $14,209,070 and units of 4,369,913 and 1,313,834 for September 30, 2010 and December 31, 2009, respectively)	57,079,804	16,055,054
Receivable for investments sold	122,145	—
Receivable for fund units sold	—	336,249
Other assets	50	—

Total assets	57,201,999	49,997,192

Liabilities
Payable for investments purchased	—	334,639
Payable for fund units redeemed	122,145	1,610
Retirement Date Fund management fee payable	13,202	4,114
ING—program fee payable	26,173	20,767
Trustee, management and administration fees payable	5,609	3,971
ABA Retirement Funds—program fee payable	3,603	2,960
Payable for legal and audit services	11,962	—
Other accruals	11,311	15,635

Total liabilities	194,005	383,696

Net Assets (equivalent to $18.96 and $17.83 per unit based on 3,006,792 and 2,782,633 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$57,007,994	$49,613,496

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

	For the period	For the period	For the period	For the period
	July 1, 2010 to	July 1, 2009 to	January 1, 2010 to	January 1, 2009 to
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	73,253	55,018	210,020	86,497
State Street Bank and Trust Company—program fee	—	—	—	37,789
Trustee, management and administration fees	15,930	11,006	41,946	28,872
Retirement Date Fund management fee	13,202	10,569	39,339	26,478
ABA Retirement Funds—program fee	10,252	7,748	29,629	15,951
Legal and audit fees	6,416	5,492	17,763	12,974
Compliance consultant fees	3,911	3,191	12,288	8,643
Reports to unitholders	554	1,848	6,837	10,738
Registration fees	3,324	774	4,581	1,546
Other fees	674	6,868	5,320	9,760

Total expenses	127,516	102,514	367,723	239,248

Net investment income (loss)	(127,516)	(102,514)	(367,723)	(239,248)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	4,517,729	(1,848,274)	4,222,761	(4,879,346)

Net realized gain (loss)	4,517,729	(1,848,274)	4,222,761	(4,879,346)

Change in net unrealized appreciation (depreciation) on:
Investments	1,724,596	8,314,114	(582,535)	13,673,381

Change in net unrealized appreciation (depreciation)	1,724,596	8,314,114	(582,535)	13,673,381

Net realized and unrealized gain (loss)	6,242,325	6,465,840	3,640,226	8,794,035

Net increase (decrease) in net assets resulting from operations	$6,114,809	$6,363,326	$3,272,503	$8,554,787

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month
period ended
September 30, 2010
From operations
Net investment income (loss)	$(367,723)
Net realized gain (loss)	4,222,761
Change in net unrealized appreciation (depreciation)	(582,535)

Net increase (decrease) in net assets resulting from operations	3,272,503

From unitholder transactions
Proceeds from units issued	15,403,723
Cost of units redeemed	(11,281,728)

Net increase (decrease) in net assets from unitholder transactions	4,121,995

Net increase (decrease) in net assets	7,394,498

Net Assets
Beginning of period	49,613,496

End of period	$57,007,994

Number of units
Outstanding-beginning of period	2,782,633
Issued	849,148
Redeemed	(624,989)

Outstanding-end of period	3,006,792

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period	For the period	For the period	For the period
	July 1, 2010 to	January 1, 2010 to	July 1, 2009 to	January 1, 2009 to
	September 30, 2010	September 30, 2010	September 30, 2009	September 30, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.12)	(0.04)	(0.10)

Net investment income (loss)	(0.04)	(0.12)	(0.04)	(0.10)
Net realized and unrealized gain (loss)	2.07	1.25	2.48	3.34

Net increase (decrease) in unit value	2.03	1.13	2.44	3.24
Net asset value at beginning of period	16.93	17.83	14.71	13.91

Net asset value at end of period	$18.96	$18.96	$17.15	$17.15

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.93%	0.92%	0.97%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.93)%	(0.92)%	(0.97)%	(0.90)%
Portfolio turnover**,†††	59%	82%	14%	38%
Total return**	11.99%	6.34%	16.59%	23.29%
Net assets at end of period (in thousands)	$57,008	$57,008	$45,937	$45,937

*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Conservative Risk Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short Term Investment Fund (cost $843,780 and $0 and units of 843,780 and 0 for September 30, 2010 and December 31, 2009, respectively)	$843,780	$—
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $7,715,850 and $3,065,157 and units of 709,465 and 296,295 for September 30, 2010 and December 31, 2009, respectively)	8,029,720	3,106,356
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $2,404,621 and $889,822 and units of 173,645 and 70,594 for September 30, 2010 and December 31, 2009, respectively)	2,548,409	988,386
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $1,393,347 and $548,745 and units of 69,753 and 28,964 for September 30, 2010 and December 31, 2009, respectively)	1,454,902	564,792
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $783,689 and $281,083 and units of 35,110 and 16,111 for September 30, 2010 and December 31, 2009, respectively)	879,253	338,875
SSgA International Index Non-Lending Series Fund Class A (cost $743,897 and $286,314 and units of 62,270 and 24,523 for September 30, 2010 and December 31, 2009, respectively)	797,985	310,636
State Street Bank and Trust Company Short Term Investment Fund (cost $0 and $325,615 and units of 0 and 325,615 for September 30, 2010 and December 31, 2009, respectively)	—	325,615
Receivable for investments sold	52,124	16,484
Receivable for fund units sold	177,721	230,659
Interest receivable	102	79
Other assets	14	—

Total assets	14,784,010	5,881,882

Liabilities
Payable for investments purchased	199,282	163,532
Payable for fund units redeemed	—	70,352
Investment advisory fee payable	—	267
ING—program fee payable	6,461	2,245
Trustee, management and administration fees payable	1,253	429
ABA Retirement Funds—program fee payable	1,009	319
Other accruals	5,799	1,364

Total liabilities	213,804	238,508

Net Assets (equivalent to $15.36 and $14.39 per unit based on 948,711 and 392,122 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$14,570,206	$5,643,374

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Conservative Risk Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 7, 2009(a) to September 30, 2009	For the period January 1, 2010 to September 30, 2010
Investment income
Dividends—affiliated issuers	$207	$161	$763

Total investment income	207	161	763

Expenses
ING—program fee	15,358	2,772	34,770
State Street Bank and Trust Company—program fee	1,223	—	1,223
Trustee, management and administration fees	2,809	544	6,497
Investment advisory fee	—	316	2,221
ABA Retirement Funds—program fee	2,266	387	5,012
Legal and audit fees	1,575	246	3,183
Compliance consultant fees	962	143	2,149
Reports to unitholders	123	83	1,014
Registration fees	815	35	993
Other fees	160	306	819

Total expenses	25,291	4,832	57,881

Net investment income (loss)	(25,084)	(4,671)	(57,118)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	133,744	17,062	307,445

Net realized gain (loss)	133,744	17,062	307,445

Change in net unrealized appreciation (depreciation) on:
Investments	482,244	163,063	430,941

Change in net unrealized appreciation (depreciation)	482,244	163,063	430,941

Net realized and unrealized gain (loss)	615,988	180,125	738,386

Net increase (decrease) in net assets resulting from operations	$590,904	$175,454	$681,268

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(57,118)
Net realized gain (loss)	307,445
Change in net unrealized appreciation (depreciation)	430,941

Net increase (decrease) in net assets resulting from operations	681,268

From unitholder transactions
Proceeds from units issued	11,768,630
Cost of units redeemed	(3,523,066)

Net increase (decrease) in net assets from unitholder transactions	8,245,564

Net increase (decrease) in net assets	8,926,832

Net Assets
Beginning of period	5,643,374

End of period	$14,570,206

Outstanding-beginning of period	392,122
Issued	793,593
Redeemed	(237,004)

Outstanding-end of period	948,711

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 7, 2009(a) to September 30, 2009
Investment income†	$—	$—	$—
Expenses†,††	(0.03)	(0.10)	(0.03)

Net investment income (loss)	(0.03)	(0.10)	(0.03)
Net realized and unrealized gain (loss)	0.77	1.07	1.17

Net increase (decrease) in unit value	0.74	0.97	1.14
Net asset value at beginning of period	14.62	14.39	13.00

Net asset value at end of period	$15.36	$15.36	$14.14

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.85%	0.87%	0.91%
Ratio of net investment income (loss) to average net assets*	(0.84)%	(0.85)%	(0.88)%
Portfolio turnover**,†††	11%	32%	4%
Total return**	5.06%	6.74%	8.77%
Net assets at end of period (in thousands)	$14,570	$14,570	$3,538

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Moderate Risk Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $751,797 and $0 and units of 751,797 and 0 for September 30, 2010 and December 31, 2009, respectively)	$751,797	$—
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $8,610,317 and $4,555,406 and units of 805,365 and 440,807 for September 30, 2010 and December 31, 2009, respectively)	9,115,116	4,621,416
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $9,211,758 and $4,536,127 and units of 672,181 and 359,196 for September 30, 2010 and December 31, 2009, respectively)	9,864,934	5,029,103
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $3,472,505 and $1,721,342 and units of 298,797 and 157,061 for September 30, 2010 and December 31, 2009, respectively)	3,751,401	1,902,956
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $1,226,595 and $659,484 and units of 62,453 and 34,847 for September 30, 2010 and December 31, 2009, respectively)	1,302,650	679,525
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,359,214 and $669,758 and units of 64,589 and 38,773 for September 30, 2010 and December 31, 2009, respectively)	1,617,500	815,556
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $390,279 and $248,940 and units of 48,609 and 32,059 for September 30, 2010 and December 31, 2009, respectively)	414,639	271,506
State Street Bank and Trust Company Short Term Investment Fund (cost $0 and $308,661 and units of 0 and 308,661 for September 30, 2010 and December 31, 2009, respectively)	—	308,661
Receivable for investments sold	190,120	92,748
Receivable for fund units sold	59,021	98,086
Interest receivable	91	73
Other assets	25	—

Total assets	27,067,294	13,819,630

Liabilities
Payable for investments purchased	217,424	204,076
Payable for fund units redeemed	—	22,874
Investment advisory fee payable	—	643
ING—program fee payable	11,990	5,413
Trustee, management and administration fees payable	2,132	1,032
ABA Retirement Funds—program fee payable	1,725	773
Other accruals	12,960	3,327

Total liabilities	246,231	238,138

Net Assets (equivalent to $17.43 and $16.43 per unit based on 1,538,429 and 826,808 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$26,821,063	$13,581,492

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Moderate Risk Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 7, 2009(a) to September 30, 2009	For the period January 1, 2010 to September 30, 2010
Investment income
Dividends—affiliated issuers	$186	$193	$681

Total investment income	186	193	681

Expenses
ING—program fee	31,986	6,847	79,665
State Street Bank and Trust Company—program fee	3,356	—	3,356
Trustee, management and administration fees	5,634	1,346	14,693
Investment advisory fee	—	783	5,457
ABA Retirement Funds—program fee	4,549	958	11,297
Legal and audit fees	3,079	602	7,029
Compliance consultant fees	1,874	350	4,791
Reports to unitholders	257	202	2,444
Registration fees	1,589	85	2,026
Other fees	348	752	1,965

Total expenses	52,672	11,925	132,723

Net investment income (loss)	(52,486)	(11,732)	(132,042)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	256,546	26,166	551,746

Net realized gain (loss)	256,546	26,166	551,746

Change in net unrealized appreciation (depreciation) on:
Investments	1,681,082	590,381	866,567

Change in net unrealized appreciation (depreciation)	1,681,082	590,381	866,567

Net realized and unrealized gain (loss)	1,937,628	616,547	1,418,313

Net increase (decrease) in net assets resulting from operations	$1,885,142	$604,815	$1,286,271

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(132,042)
Net realized gain (loss)	551,746
Change in net unrealized appreciation (depreciation)	866,567

Net increase (decrease) in net assets resulting from operations	1,286,271

From unitholder transactions
Proceeds from units issued	16,020,829
Cost of units redeemed	(4,067,529)

Net increase (decrease) in net assets from unitholder transactions	11,953,300

Net increase (decrease) in net assets	13,239,571

Net Assets
Beginning of period	13,581,492

End of period	$26,821,063

Outstanding-beginning of period	826,808
Issued	956,154
Redeemed	(244,533)

Outstanding-end of period	1,538,429

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 7, 2009(a) to September 30, 2009
Investment income†	$—	$—	$—
Expenses†,††	(0.04)	(0.11)	(0.03)

Net investment income (loss)	(0.04)	(0.11)	(0.03)
Net realized and unrealized gain (loss)	1.36	1.11	1.92

Net increase (decrease) in unit value	1.32	1.00	1.89
Net asset value at beginning of period	16.11	16.43	14.00

Net asset value at end of period	$17.43	$17.43	$15.89

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.86%	0.87%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.86)%	(0.87)%	(0.89)%
Portfolio turnover**,†††	7%	19%	6%
Total return**	8.19%	6.09%	13.50%
Net assets at end of period (in thousands)	$26,821	$26,821	$8,859

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short Term Investment Fund (cost $8,000 and $0 and units of 8,000 and 0 for September 30, 2010 and December 31, 2009, respectively)	$8,000	$—
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $1,267,530 and $584,171 and units of 117,087 and 56,284 for September 30, 2010 and December 31, 2009, respectively)	1,325,186	590,085
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $4,999,001 and $2,131,667 and units of 353,873 and 165,573 for September 30, 2010 and December 31, 2009, respectively)	5,193,446	2,318,191
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $1,965,686 and $860,429 and units of 165,518 and 76,533 for September 30, 2010 and December 31, 2009, respectively)	2,078,073	927,276
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $510,188 and $216,113 and units of 22,726 and 12,023 for September 30, 2010 and December 31, 2009, respectively)	569,139	252,894
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $270,323 and $117,317 and units of 33,333 and 14,931 for September 30, 2010 and December 31, 2009, respectively)	284,327	126,447
Cash	—	1
Receivable for investments sold	40,216	9,646
Receivable for fund units sold	63,136	47,730
Other assets	9	—

Total assets	9,561,532	4,272,270

Liabilities
Payable for investments purchased	103,352	50,407
Payable for fund units redeemed	—	6,969
Investment advisory fee payable	—	186
ING—program fee payable	3,971	1,564
Trustee, management and administration fees payable	700	298
ABA Retirement Funds—program fee payable	579	223
Other accruals	4,420	940

Total liabilities	113,022	60,587

Net Assets (equivalent to $19.60 and $18.62 per unit based on 482,058 and 226,145 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$9,448,510	$4,211,683

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 7, 2009(a) to September 30, 2009	For the period January 1, 2010 to September 30, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	10,489	1,783	25,782
State Street Bank and Trust Company—program fee	1,236	—	1,236
Trustee, management and administration fees	1,836	349	4,743
Investment advisory fee	—	203	1,751
ABA Retirement Funds—program fee	1,499	248	3,664
Legal and audit fees	1,039	158	2,308
Compliance consultant fees	632	92	1,569
Reports to unitholders	87	53	790
Registration fees	536	22	676
Other fees	120	197	640

Total expenses	17,474	3,105	43,159

Net investment income (loss)	(17,474)	(3,105)	(43,159)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	84,394	7,043	268,032

Net realized gain (loss)	84,394	7,043	268,032

Change in net unrealized appreciation (depreciation) on:
Investments	778,947	191,414	132,247

Change in net unrealized appreciation (depreciation)	778,947	191,414	132,247

Net realized and unrealized gain (loss)	863,341	198,457	400,279

Net increase (decrease) in net assets resulting from operations	$845,867	$195,352	$357,120

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net investment income (loss)	$(43,159)
Net realized gain (loss)	268,032
Change in net unrealized appreciation (depreciation)	132,247

Net increase (decrease) in net assets resulting from operations	357,120

From unitholder transactions
Proceeds from units issued	7,735,114
Cost of units redeemed	(2,855,407)

Net increase (decrease) in net assets from unitholder transactions	4,879,707

Net increase (decrease) in net assets	5,236,827

Net Assets
Beginning of period	4,211,683

End of period	$9,448,510

Outstanding-beginning of period	226,145
Issued	407,607
Redeemed	(151,694)

Outstanding-end of period	482,058

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 7, 2009(a) to September 30, 2009
Investment income†	$—	$—	$—
Expenses†,††	(0.04)	(0.12)	(0.04)

Net investment income (loss)	(0.04)	(0.12)	(0.04)
Net realized and unrealized gain (loss)	2.01	1.10	2.82

Net increase (decrease) in unit value	1.97	0.98	2.78
Net asset value at beginning of period	17.63	18.62	15.00

Net asset value at end of period	$19.60	$19.60	$17.78

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.85%	0.87%	0.91%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.87)%	(0.91)%
Portfolio turnover**,†††	9%	30%	2%
Total return**	11.17%	5.26%	18.53%
Net assets at end of period (in thousands)	$9,449	$9,449	$2,349

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Balanced Fund

Statement of Assets and Liabilities

Unaudited

	September 30, 2010	December 31, 2009
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
Bond Core Plus Fund (cost $80,939,686 and $91,011,911 and units of 4,112,205 and 4,732,937 for September 30, 2010 and December 31, 2009, respectively)	$107,328,539	$114,022,873
Large Cap Equity Fund (cost $127,078,717 and $140,605,097 and units of 12,595,686 and 14,060,231 for September 30, 2010 and December 31, 2009, respectively)	159,209,470	170,780,000
Receivable for investments sold	135,175	62,599

Total assets	266,673,184	284,865,472

Liabilities
Payable for fund units redeemed	135,175	62,599

Total liabilities	135,175	62,599

Net Assets (equivalent to $87.70 and $82.71 per unit based on 3,039,065 and 3,443,359 units outstanding for September 30, 2010 and December 31, 2009, respectively)	$266,538,009	$284,802,873

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period July 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2010 to September 30, 2010	For the period January 1, 2009 to September 30, 2009
Investment income
Dividends (net of foreign tax expense of $0, $0, $0 and $1,173)	$—	$3,018	$—	$1,993,271
Dividends—affiliated issuers	—	57	—	29,604
Securities lending income, net	—	—	—	62,738

Total investment income	—	3,075	—	2,085,613

Expenses
ING—program fee	—	2,287	—	141,069
State Street Bank and Trust Company—program fee	—	—	—	175,291
Trustee, management and administration fees	—	478	—	81,835
Investment advisory fee	—	1,146	—	189,258
ABA Retirement Funds—program fee	—	327	—	37,608
Legal and audit fees	—	159	—	34,647
Compliance consultant fees	—	93	—	25,454
Reports to unitholders	—	54	—	40,482
Registration fees	—	22	—	3,610
Other fees	—	199	—	13,529

Total expenses	—	4,765	—	742,783

Net investment income (loss)	—	(1,690)	—	1,342,830

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	—	(10,261,098)	—	(32,434,682)
Bond Core Plus Fund	—	3,379,869	5,362,926	6,677,548
Large Cap Equity Fund	1,721,454	716,949	5,323,849	716,949

Net realized gain (loss)	1,721,454	(6,164,280)	10,686,775	(25,040,185)

Change in net unrealized appreciation (depreciation) on:
Investments	19,585,797	34,905,709	5,333,741	65,452,194

Change in net unrealized appreciation (depreciation)	19,585,797	34,905,709	5,333,741	65,452,194

Net realized and unrealized gain (loss)	21,307,251	28,741,429	16,020,516	40,412,009

Net increase (decrease) in net assets resulting from operations	$21,307,251	$28,739,739	$16,020,516	$41,754,839

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2010
From operations
Net realized gain (loss)	$10,686,775
Change in net unrealized appreciation (depreciation)	5,333,741

Net increase (decrease) in net assets resulting from operations	16,020,516

From unitholder transactions
Proceeds from units issued	280,474
Cost of units redeemed	(34,565,854)

Net increase (decrease) in net assets from unitholder transactions	(34,285,380)

Net increase (decrease) in net assets	(18,264,864)

Net Assets
Beginning of period	284,802,873

End of period	$266,538,009

Number of units
Outstanding-beginning of period	3,443,359
Issued	3,328
Redeemed	(407,622)

Outstanding-end of period	3,039,065

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010	For the period July 1, 2009 to September 30, 2009	For the period January 1, 2009 to September 30, 2009
Investment income†	$—	$—	$0.01	$0.53
Expenses†,††	—	—	(0.01)	(0.19)

Net investment income (loss)	—	—	—	0.34
Net realized and unrealized gain (loss)	6.88	4.99	7.70	10.76

Net increase (decrease) in unit value	6.88	4.99	7.70	11.10
Net asset value at beginning of year	80.82	82.71	71.49	68.09

Net asset value at end of year	$87.70	$87.70	$79.19	$79.19

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.00%	0.00%	0.01%	0.36%
Ratio of net investment income (loss) to average net assets(a)*	0.00%	0.00%	0.00%**	0.65%
Portfolio turnover***,†††	1%	5%	9%	31%
Total return***	8.51%	6.03%	10.77%	16.30%
Net assets at end of year (in thousands)	$266,538	$266,538	$284,757	$284,757

(a)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.
*	Annualized.
**	Amounts less than 0.005% are rounded to zero.
***	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity Fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements

(Unaudited)

1. Description of the Trust

The American Bar Association Members/Northern Trust Collective Trust (formerly known as the American Bar Association Members/State Street Collective Trust, referred to herein as the “Trust” or the “Collective Trust”) was organized on August 8, 1991 under the American Bar Association Members/State Street Collective Trust Declaration of Trust, as amended and restated on December 5, 1991 and as amended thereafter. From December 1, 2004 and through June 30, 2010, State Street Bank and Trust Company of New Hampshire (“State Street”) acted as trustee of the Collective Trust. Effective July 1, 2010, Northern Trust Investments, N.A. (“Northern Trust Investments” or the “Trustee”) was substituted for State Street as trustee of the Collective Trust. In connection therewith, the name of the Collective Trust was changed from “American Bar Association Members/State Street Collective Trust” to “American Bar Association Members/Northern Trust Collective Trust.” From and after July 1, 2010, Northern Trust Investments, as trustee of the Collective Trust, has exclusive discretion and control over the assets of the Collective Trust. Further, effective July 1, 2010, The Northern Trust Company (“Northern Trust”) was substituted for State Street Bank and Trust Company (“State Street Bank”) as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans. Effective July 1, 2010, State Street and State Street Bank are no longer responsible for administering the investment options offered by the Collective Trust.

The Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the ABA Retirement Funds Program (the “Program”). The Trust offers twenty separate collective investment funds, comprised of five Managed Funds, six Index Funds, the Real Asset Return Fund, five Retirement Date Funds and three Target Risk Funds (collectively, the “Funds”). The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

Managed Funds

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity. As of September 30, 2010, SARF invested all of its assets in the State Street Global Advisors (“SSgA”) Stable Asset Fund Trust (“SAFT”), a separate State Street Bank collective investment fund which invests in investment contracts (“Traditional Investment Contracts”), “Synthetic Investment Contracts,” which represent individual high quality fixed income and asset backed securities subject to benefit responsive wrap contracts issued by financial institutions (“Benefit Responsive Providers”), and collective investment funds maintained by State Street Bank that invest in high quality fixed income and asset backed securities. SAFT also invests a portion of its assets in the State Street Bank Short Term Investment Fund (“STIF”), a short-term income collective investment fund maintained by State Street Bank in order to maintain liquidity for SAFT (a so-called cash buffer, the “Cash Buffer”). The Stable Asset Return Fund is the only investor in SAFT, while retirement plans other than those adopted under the Program also invest in STIF. The annual financial statements of STIF and SAFT are available upon request. Please see Note 9 for additional information regarding certain anticipated changes with respect to the Stable Asset Return Fund and SAFT.

Bond Core Plus Fund—invests primarily in debt securities of varying maturities, with an average portfolio duration of three to six years, with the objective of achieving a total return from current income and capital appreciation.

Large Cap Equity Fund—long term growth of capital and some dividend income through investment in common stocks and equity-type securities of large-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion. Invests in common stocks and SSgA Russell Large Cap® Index Non-Lending Series Fund Class A which is a separate collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 1000® Index. As of September 30, 2010, 4.9% of the Fund’s net assets were invested in the SSgA Russell Large Cap® Index Non-Lending Series Fund Class A. This underlying fund’s annual financial statements are available upon request.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Small-Mid Cap Equity Fund—long term growth of capital through investment in common stocks and equity-type securities of U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

International All Cap Equity Fund—long term growth of capital primarily through investment in common stocks and other equity securities of non-U.S. domiciled companies.

Index Funds

Bond Index Fund—replication of the total return, after taking into account Fund expenses, of the U.S. investment-grade bond market represented by the Barclays Capital U.S. Aggregate Bond Index. As of September 30, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index. This underlying fund’s annual financial statements are available upon request.

Large Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the S&P 500®. As of September 30, 2010, 100% of the Fund’s assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®. This underlying fund’s annual financial statements are available upon request.

All Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the Russell 3000® Index. As of September 30, 2010, 100% of the Fund’s net assets were invested in the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, which is a separate collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index. This underlying fund’s annual financial statements are available upon request.

Mid Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the S&P MidCap 400®. As of September 30, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®. This underlying fund’s annual financial statements are available upon request.

Small Cap Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the Russell 2000® Index. As of September 30, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index. This underlying fund’s annual financial statements are available upon request.

International Index Equity Fund—replication of the total return, after taking into account Fund expenses, of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index. As of September 30, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index. This underlying fund’s annual financial statements are available upon request.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

The Retirement Date Funds utilize a broad range of asset classes and an annual rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. As of September 30, 2010, each of the Funds invested 100% of its assets in separate State Street Bank collective investment funds listed below.

Lifetime Income Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement Income Non-Lending Series Fund Class A.

2010 Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement 2010 Non-Lending Series Fund Class A.

2020 Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement 2020 Non-Lending Series Fund Class A.

2030 Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement 2030 Non-Lending Series Fund Class A.

2040 Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement 2040 Non-Lending Series Fund Class A.

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

The Conservative Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA International Index Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, and SSgA Short Term Investment Fund. The Conservative Risk Fund is the most conservative strategy among the Target Risk Funds. The Conservative Risk Fund is designed for investors who prefer lower volatility of returns and higher expected income.

The Moderate Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, and SSgA Short Term Investment Fund. The Moderate Risk Fund is designed for investors who seek a combination of capital appreciation and income. This Fund is expected to have higher volatility of returns than the Conservative Risk Fund but lower volatility than the Aggressive Risk Fund.

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

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of September 30, 2010, 40.3% and 59.7% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

All the Funds and the Balanced Fund may invest in STIF. The annual financial statements of STIF are available upon request.

Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending no longer invest in the State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by the Funds that directly engage in securities lending was reinvested in a newly formed cash collateral pooled fund (the “ABA Members Collateral Fund”) managed by State Street Bank as securities lending agent (“Lending Agent”) and dedicated solely to the Funds that directly engage in securities lending. At the time of its formation, the ABA Members Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D immediately prior to the formation of the ABA Members Collateral Fund. Thereafter, the overall level of securities loans made by the Funds will have a direct impact on the overall level of cash collateral held in the ABA Members Collateral Fund. For purposes of daily admissions and redemptions, the short-term portfolio instruments in the ABA Members Collateral Fund are currently valued on the basis of amortized cost, as provided for in the Investment Guidelines of the ABA Members Collateral Fund. Participant units in the ABA Members Collateral Fund are issued and redeemed on each business day (“valuation date”). Participant units in the ABA Members Collateral Fund , were, through September 30, 2010, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the ABA Members Collateral Fund, the Lending Agent will notify the Trustee that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the Lending Agent, in its sole discretion and acting in a manner it deems appropriate and fair on behalf of all of the unitholders, may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

The Lending Agent has informed the Trust that a disparity between the constant or amortized cost net asset value and the net asset value based on fair market value of the ABA Members Collateral Fund (and, prior to July 1, 2010, Quality D) existed during the nine-month period ended September 30, 2010 and is primarily attributable to unrealized losses on longer duration instruments stemming from a lack of liquidity in the secondary market rather than from any impairment to the underlying assets of the ABA Members Collateral Fund. The Lending Agent of the ABA Members Collateral Fund continues to believe that these longer duration instruments will mature at par and that selling these assets in the short term would result in realized losses that would not be in the best interest of all unitholders of the ABA Members Collateral Fund.

The ABA Members Collateral Fund’s per unit net asset values, and the net asset value of the Funds and the Balanced Fund investing directly or indirectly in the ABA Members Collateral Fund, reflected in their financial statements are based on United States generally accepted accounting principles (“GAAP”) at fair value and differ from the per unit net asset values calculated for purpose of transactions experienced by participants in their accounts. The difference is driven by the GAAP valuation of the ABA Members Collateral Fund (See Note 6). Such difference in valuation as of September 30, 2010 has narrowed from the difference in valuation as of December 31, 2008 and December 31, 2009, reflecting higher GAAP valuations of the ABA Members Collateral Fund on September 30, 2010.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

The Trust may offer and sell an unlimited number of units representing interests in separate Funds of the Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund.

As of September 30, 2010, Northern Trust Investments offered and administered the investment options for the Program available under the Collective Trust.

Northern Trust Investments is a national banking association and a wholly-owned subsidiary of Northern Trust, which is an Illinois banking corporation and a wholly-owned subsidiary of Northern Trust Corporation, a publicly-traded financial holding company registered with the Board of Governors of the Federal Reserve System pursuant to the Federal Bank Holding Company Act of 1956, as amended.

Northern Trust Investments delegated to Northern Trust the responsibility to provide certain services to the Collective Trust on behalf of Northern Trust Investments. In addition, through September 30, 2010, Northern Trust was the primary custodian and, based on instructions from ING Institutional Plan Services, LLC, a Delaware limited liability company (“ING Services”), as discussed below, effected investment and transfer transactions and distributed all benefits provided by the plans to the participants or, in the case of some individually designed plans, to the respective trustees of such plans. ING Services or an affiliate thereof provides recordkeeping, communication, marketing and administration services to the Program. ING Services is responsible for the maintenance of individual account records or accrued benefit information for participants whose employers choose to have the Program’s administrator maintain those account records. ING Services also provides certain account and investment information to employers and participants, manages the receipt of all plan contributions, forwards investment and transaction instructions to the appropriate parties and forwards instructions relating to distribution of benefits provided by the plans.

2. Summary of Significant Accounting Policies

The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with GAAP.

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2009, as filed with the SEC on March 23, 2010.

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

All Funds (Other than SARF) and the Balanced Fund: Northern Trust Investments has delegated to Northern Trust the responsibility to determine the value of each Fund and the Balanced Fund based on the market value of each Fund’s and the Balanced Fund’s portfolio of securities. Northern Trust generally values each Fund’s and the Balanced Fund’s portfolio of securities based on closing market prices or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by Northern Trust to be unreliable, the fair value of the particular securities or assets is determined in good faith by Northern Trust Investments pursuant to procedures adopted by Northern Trust Investments. For market prices and quotations, as well as some fair value methods of pricing, Northern Trust and Northern Trust Investments may rely upon securities prices provided by pricing services, the persons or entities Northern Trust Investments has retained to assist it in the exercise of its investment responsibility with respect to the Funds and the Balanced Fund (the “Investment Advisors”) or independent dealers.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

When Northern Trust determines that the closing market price on the primary exchange where the security is traded is not readily available or no longer accurately reflects the value of the security at the time of calculation of the Fund’s or Balanced Fund’s net asset value, Northern Trust Investments endeavors to value the security at the amount the owner might reasonably expect to receive upon the security’s current sale. In so doing, management considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events.

With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, a valuation adjustment may be appropriate. Specifically, under appropriate circumstances, the Trustee will utilize a fair value statistical model for the International All Cap Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. If a significant event occurs other than general movements in the U.S. markets, Northern Trust will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with Northern Trust Investment’s fair value procedures.

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

Various inputs are used in determining the value of the Funds’ and the Balanced Fund’s investments. These inputs are summarized in the three broad levels as follows:

•	Level 1 - quoted prices in active markets for identical securities.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

•

Level 2 - other significant observable inputs. Observable inputs are inputs that other market participants would use in valuing a portfolio instrument. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others in active markets and markets that are not active.

•	Level 3 - significant unobservable inputs (including a Fund’s own assumptions in determining the fair value of investments).

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

For Level 2 investments, all applicable Funds value their direct and indirect investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost based values used by the ABA Members Collateral Fund for daily transactions.

There have been no significant transfers in and out of Level 1 and Level 2 fair value measurements for any of the funds at the period ended September 30, 2010 from the previous period.

The following is a summary of the inputs used in valuing the Funds’ and the Balanced Fund’s assets and liabilities, as well as a reconciliation of Level 3 assets for which significant unobservable inputs were used in determining value:

Bond Core Plus Fund	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$2,408,324	$—	$2,408,324
U.S. Government & Agency Obligations	—	396,470,015	—	396,470,015
Foreign Government Obligations	—	28,491,443	—	28,491,443
Municipals	—	10,922,855	—	10,922,855
Corporate Bonds	—	71,204,334	4,218,000	75,422,334
Bank Loans	—	6,306,306	—	6,306,306
Convertible Preferred Stock	1,509,000	—	—	1,509,000
Affiliated Funds	—	137,694	—	137,694
Collective Investment Funds	—	69,762,658	—	69,762,658
Derivatives*	29,302	526,226	—	555,528

Total	$1,538,302	$586,229,855	$4,218,000	$591,986,157

Liabilities
Derivatives*	$(986,745)	$(200,544)	—	$(1,187,289)

Total	$(986,745)	$(200,544)	$—	$(1,187,289)

*	Derivatives include unrealized appreciation/depreciation on open futures contracts, foreign forward currency contracts and interest rate swap contracts.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Bond Core Plus Fund Level 3 Roll Forward	Corporate Bonds
Balance as of January 1, 2010	$—
Accrued discounts/premiums	—
Realized gain (loss)	—
Unrealized gain (loss)	486,823
Net purchases (sales)	—
Transfers into Level 3	3,731,177
Transfers (out) of Level 3	—

Balance as of September 30, 2010	$4,218,000

Financial instruments that trade in markets that are not considered to be active but are valued with standard inputs, such as (listed in approximate order of priority for use when available,) benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Evaluators may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation. The financial instruments classified within Level 2 include U.S. Corporate Asset-Backed Securities, U.S. Government & Agency Obligations, Foreign Government Obligations, Municipals, Corporate Bonds, and Bank Loans.

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

Large Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Consumer Discretionary	$101,349,272	$—	$—	$101,349,272
Consumer Staples	79,023,083	—	—	79,023,083
Energy	73,450,362	—	—	73,450,362
Financial	71,512,599	—	—	71,512,599
Health Care	105,350,284	—	—	105,350,284
Industrial	72,127,710	—	—	72,127,710
Information Technology	142,690,397	—	—	142,690,397
Material	19,982,788	—	—	19,982,788
Telecommunication Services	20,412,265	—	—	20,412,265
Utilities	23,286,261	—	—	23,286,261
Collective Investment Funds	—	37,241,941	—	37,241,941
Short-Term Investments	—	102,951,671	—	102,951,671

Total	$709,185,021	$140,193,612	$—	$849,378,633

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

International All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$4,986,925	$—	$4,986,925
Austria	—	753,317	—	753,317
Belgium	—	2,419,286	—	2,419,286
Brazil	2,117,182	—	—	—
Canada	4,887,712	—	—	—
China	251,345	1,323,269	—	1,574,614
Czech Republic	—	760,268	—	760,268
Denmark	—	158,365	—	158,365
Finland	—	1,195,762	—	1,195,762
France	—	10,390,666	—	10,390,666
Germany	316,200	9,855,959	—	10,172,159
Greece	—	1,340,947	—	1,340,947
Hong Kong	466,320	3,356,589	—	3,822,909
Ireland	893,826	854,410	—	1,748,236
India	333,521	—	—	333,521
Israel	1,660,208	381,263	—	2,041,471
Italy	—	2,298,152	—	2,298,152
Japan	—	24,856,346	—	24,856,346
Korea, Republic of	—	4,081,975	—	4,081,975
Luxembourg		503,550	—	503,550
Malaysia	—	446,888	—	446,888
Mexico	1,499,966	—	—	—
Netherlands	—	6,183,393	—	6,183,393
Norway	—	1,557,490	—	1,557,490
Papua New Guinea	—	1,532,708	—	1,532,708
Philippines	988,827	—	—	—
Poland	—	1,559,139	—	1,559,139
Portugal	—	292,486	—	292,486
Singapore	—	3,025,023	—	3,025,023
South Africa	—	5,604, 067	—	5,604, 067
Spain	—	2,386,240	—	2,386,240
Sweden	—	1,595,604	—	1,595,604
Switzerland	1,586,014	11,285,767	—	12,871,781
Taiwan	1,553,848	3,482,200	—	3,482,200
Thailand	—	1,701,673	—	1,701,673
United Kingdom	3,282,527	18,242,322	—	21,524,849
United States	1,888,086	—	—	—
Collective Investment Funds	—	5,694,953	—	5,694,953
Short-Term Investments	—	6,855,752	—	6,855,752

Total	$21,725,582	$140,962,754	$—	$162,688,336

Level 2 investments, consisting of non-U.S. equities, are based on prices received from all primary and secondary exchanges; however, if a significant event has occurred after the closing of the foreign exchange or market on which such securities trade, a valuation adjustment may be appropriate. Specifically, under appropriate circumstances, the Trustee will utilize a fair value model for the International All Cap Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Small-Mid Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Consumer Discretionary	$35,027,193	$—	$—	$35,027,193
Consumer Staples	10,109,857	—	—	10,109,857
Energy	20,807,843	—	—	20,807,843
Financial	54,822,106	—	—	54,822,106
Health Care	33,592,543	—	14,828	33,607,371
Industrial	41,732,624	—	—	41,732,624
Information Technology	40,988,235	—	—	40,988,235
Material	14,650,453	—	—	14,650,453
Utilities	12,594,149	—	—	12,594,149
Telecommunication Service	3,630,377			3,630,377
Collective Investment Funds	—	7,451,805	—	7,451,805
Short-Term Investments	—	131,522,560	—	131,522,560

Total	$267,955,380	$138,974,365	$14,828	$406,944,573

Small-Mid Cap Equity Fund Level 3 Roll Forward	Common Stock and/or Other Equity Investments
Balance as of January 1, 2010	$308,692
Accrued discounts/premiums	—
Realized gain (loss)	—
Change in unrealized appreciation (depreciation)	(293,864)
Net purchases (sales)	—
Transfers into Level 3	—
Transfers (out) of Level 3	—

Balance as of September 30, 2010	$14,828

The Level 3 equity amount consists of a single private equity position; it is not traded in an active market and is subject to transfer restrictions. The main input to determine fair market value is based solely on cash assets less accrued liabilities for estimated tax and administrative expenses.

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$997,745,667	$—	$997,745,667

Total	$—	$997,745,667	$—	$997,745,667

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$55,105,261	$—	$55,105,261

Total	$—	$55,105,261	$—	$55,105,261

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$43,956,662	$—	$43,956,662

Total	$—	$43,956,662	$—	$43,956,662

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$268,691,058	$—	$268,691,058

Total	$—	$268,691,058	$—	$268,691,058

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

,Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$34,234,054	$—	$34,234,054

Total	$—	$34,234,054	$—	$34,234,054

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$19,844,996	$—	$19,844,996

Total	$—	$19,844,996	$—	$19,844,996

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$36,257,369	$—	$36,257,369

Total	$—	$36,257,369	$—	$36,257,369

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$10,685,229	$—	$10,685,229

Total	$—	$10,685,229	$—	$10,685,229

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$34,561,775	$—	$34,561,775

Total	$—	$34,561,775	$—	$34,561,775

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$65,153,115	$—	$65,153,115

Total	$—	$65,153,115	$—	$65,153,115

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$120,048,193	$—	$120,048,193

Total	$—	$120,048,193	$—	$120,048,193

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$96,218,499	$—	$96,218,499

Total	$—	$96,218,499	$—	$96,218,499

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$57,079,804	$—	$57,079,804

Total	$—	$57,079,804	$—	$57,079,804

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$13,710,269	$—	$13,710,269
Short-Term Investments	—	843,780	—	843,780

Total	$—	$14,554,049	$—	$14,554,049

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$26,066,240	$—	$26,066,240
Short-Term Investments	—	751,797	—	751,797

Total	$—	$26,818,037	$—	$26,818,037

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$9,450,171	$—	$9,450,171
Short-Term Investments	—	8,000	—	8,000

Total	$—	$9,458,171	$—	$9,458,171

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$266,538,009	$—	$266,538,009

Total	$—	$266,538,009	$—	$266,538,009

For all funds other than the Bond Core Plus Fund, Level 2 investments are Collective Investment Funds with market values determined by a custodian using observable inputs to calculate the transaction price. In addition to their specified investments, the funds may also engage in transactions in derivatives, including, but not limited to, futures, swaps, options and other derivative instruments (including but not limited to equity index futures, foreign currency forwards and similar derivatives) or other investments as Northern Trust deems appropriate under the circumstances.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

Synthetic Investment Contracts generally require a Cash Buffer of a certain level to be maintained in order to provide liquidity for the stable value fund. The wrap contracts in place as of September 30, 2010 held by SAFT require a Cash Buffer of a minimum of 20% of the net asset value of SAFT. At September 30, 2010, the Cash Buffer was 26.8% of such net assets.

A Synthetic Investment Contract attempts to protect principal and accumulated interest and credits at a stated interest rate for a specified period of time (e.g. monthly or quarterly). Under the terms of the wrap contracts, assets subject to Synthetic Investment Contracts are credited at a rate (the “Crediting Rate”) agreed to with the issuer of the benefit-responsive Investment Contract (which rate is adjusted periodically, but not below zero, to reflect the performance of the underlying securities of the Synthetic Investment Contract) for purposes of permitting the contract to be benefit-responsive. Investment gains and losses are amortized over the expected duration through the calculation of the applicable Crediting Rate to SAFT on a prospective basis. The Crediting Rate is primarily based on the current yield-to-maturity of the covered investments, plus or minus amortization of the difference between the market value and contract value of the covered investments over the duration of the covered investments at the time of computation. The Crediting Rate is most impacted by the change in the annual effective yield to maturity of the underlying securities, but is also affected by the differential between the contract value and the market value of the

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

covered investments. This difference is amortized over the duration of the covered investments. Depending on the change in duration from each reset period, the magnitude of the impact to the Crediting Rate of the contract to market difference is heightened or lessened. The Crediting Rate can be adjusted periodically and is usually adjusted either monthly or quarterly, but in no event is the Crediting Rate less than zero. The Crediting Rate may be impacted by, among other things, volatility and illiquidity in the fixed income securities market. If the market value of the underlying investments held by SAFT as a whole is lower than their contract value, the Crediting Rate may be lower than the return on the underlying investments. Significant additional contributions from participants may in certain cases increase market value attributed to the underlying investments and increase the Crediting Rate and SAFT’s return. Redemptions may have an opposite effect, where if SAFT experiences significant redemptions when the market value is below the contract value, SAFT’s return and the Crediting Rate may be reduced to zero.

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

As of September 30, 2010, the occurrence of an event that would limit the ability of SAFT to transact at contract value with the participants is not probable. Please refer to Note 9 for information on subsequent events relating to State Street Bank’s plans to cease acting as trustee and investment manager of SAFT on or prior to December 31, 2010 and events relating to the Synthetic Investment Contracts in connection therewith.

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

The Immunization Process permits an orderly sale of the investments related to each such Synthetic Investment Contract over a two-year period for UBS and an estimated 2.3 year period for JP Morgan, and the related reinvestment of the net cash proceeds of such sales in shorter-term, high quality investments in compliance with investment guidelines for the Immunization Process. During the Immunization Period under the existing Synthetic Investment Contract with each of UBS and JP Morgan, State Street Bank expects that the investments subject to these two existing Synthetic Investment Contracts will continue to be accounted for and valued at book value (equal to contract value). The Immunization Process requires the continued shortening of the duration and eventual maturity of the investments applicable to these two Synthetic Investment Contracts prior to the end of the applicable Immunization Period. This will likely result in lower current investment returns on those investments and a lower crediting rate for SAFT and the Stable Asset Return Fund if short-term interest rates remain at current levels and replacement Benefit Responsive Providers cannot be identified on acceptable terms during the Immunization Periods.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

The terminations by UBS and JP Morgan did not adversely affect the book value protections afforded under these Synthetic Investment Contracts during the sixty day notice period, nor does State Street Bank expect that the terminations by UBS and JP Morgan will adversely affect the book value protections afforded under these Synthetic Investment Contracts during the respective Immunization Periods. The UBS and JP Morgan Synthetic Investment Contracts cover 50% of the investments that are subject to the four Synthetic Investment Contracts in place as of September 30, 2010. As of September 30, 2010, the investments subject to the Immunization Process represented approximately $322.3 million and approximately 32.4% of the Stable Asset Return Fund’s total portfolio. There is an excess of $10.3 million of fair market value above book value on the investments attributable to these affected contracts as of September 30, 2010.

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

State Street Bank has, on behalf of the Stable Asset Return Fund and SAFT through the nine-month period ended September 30, 2010, evaluated various options to address the impact of the loss of one or more Benefit Responsive Providers and has sought to preserve SAFT’s ability to continue to utilize book value accounting for its assets, including the possibility of utilizing a higher percentage of Traditional Investment Contracts to provide the requisite level of benefit responsive protection on withdrawals, increasing the level of the Short-Term Investment Products in relation to the total amount of the Synthetic Investment Contracts, obtaining one or more additional Benefit Responsive Providers to provide additional and/or substitute Synthetic Investment Contracts, and other similar measures to mitigate the impact of the loss of any Synthetic Investment Contracts. Since December 31, 2008, State Street Bank has caused SAFT to increase its allocations to Short-Term Investment Products because of the uncertainty in the market for Synthetic Investment Contracts, and such allocations to Short-Term Investment Products will increase by reason of the termination of the UBS and JP Morgan Synthetic Investment Contracts during their respective Immunization Periods. No assurances can be given that the Stable Asset Return Fund and SAFT will be successful in implementing any of the potential options described above, including the generally preferred option of obtaining additional or substitute Synthetic Investment Contracts, because of the current uncertainty with respect to Benefit Responsive Providers and the absence of any demonstrated significant willingness by new and existing Benefit Responsive Providers to issue Synthetic Investment Contracts.

State Street and State Street Bank have shared the information relating to their discussions with potential replacement Benefit Responsive Providers for SAFT with Northern Trust Investments. Please see Note 9 for information regarding certain subsequent events relating to Northern Trust Investments’ coordination and direction of the search for replacement Benefit Responsive Providers in connection with Northern Trust Investments substitution of State Street as trustee of the Collective Trust and State Street Bank’s plans to cease providing services to both the Stable Asset Return Fund and SAFT by no later than December 31, 2010.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

viii. Adjustments to Contract Value

At September 30, 2010, all investment contracts held by SAFT were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of SAFT’s fully benefit-responsive investment contracts during 2010 is reflected below:

	September 30, 2010	December 31, 2009	Change
Net assets (at fair value)	$1,015,216,392	$1,015,748,390	$(531,998)
Net assets (at contract value)	995,977,134	1,007,415,006	(11,437,872)
Adjustment to fair value	(19,239,259)	(8,333,384)	(10,905,875)

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analyses disclosures. These are estimates calculated based on the current Crediting Rate, are not intended to serve as a projection or guarantee of future rates of return to be earned by SAFT and make an assumption that there is no change in the duration of the underlying investment portfolio, which will likely not be the case in light of the mandated reductions in duration for the Synthetic Investment Contracts relating to JP Morgan and UBS, unless replacement Benefit Responsive Providers can be secured on acceptable terms in the near term.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2010	1.86%
December 31, 2010		2.08%	2.12%	2.20%	2.24%
March 31, 2011		1.79%	1.87%	2.02%	2.09%
June 30, 2011		1.55%	1.66%	1.87%	1.97%
September 30, 2011		1.36%	1.49%	1.74%	1.87%

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2010	1.86%
December 31, 2010		2.29%	2.30%	2.33%	2.34%
March 31, 2011		1.96%	2.03%	2.12%	2.18%
June 30, 2011		1.69%	1.78%	1.95%	2.04%
September 30, 2011		1.47%	1.59%	1.81%	1.92%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	1.40%
Based on interest rate credited to participants (2)	1.80%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on September 30, 2010 by the fair value of investments on September 30, 2010.
(2)	Computed by dividing the annualized one-day earnings credited to participants on September 30, 2010 by the fair value of investments on September 30, 2010.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

At September 30, 2010, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
Germany Federal Republic Bonds	14	$1,353,247	December 2010	$(4,879)

For the quarter ended September 30, 2010, the Bond Core Plus Fund had an average notional exposure of $18,837,640 related to futures contracts.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

As of September 30, 2010, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Brazilian Real	$393,075	$218,800	10/04/10	$13,314
Purchase	Brazilian Real	393,075	218,134	12/02/10	11,072
Purchase	Mexican Peso	1,924,572	145,685	02/22/11	4,916
Sale	Australian Dollar	625,000	551,841	10/29/10	(50,067)
Sale	Euro	2,301,000	2,923,694	11/23/10	(211,793)
Sale	Brazilian Real	393,075	220,829	10/04/10	(11,286)
Sale	Australian Dollar	7,862,778	6,986,078	10/29/10	(586,185)
Sale	Euro	314,000	399,857	11/23/10	(28,019)
Sale	Australian Dollar	2,554,000	2,365,119	10/29/10	(94,516)

					$(952,564)

As of September 30, 2010, the International All Cap Equity Fund held the following forward foreign currency contracts:

Type	Currency	Principal Amount Covered by Contract	US Dollar Cost	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Swiss Franc	$39,031	$40,021	10/01/10	$(300)
Purchase	Swiss Franc	22,446	23,005	10/04/10	(33)
Purchase	Swiss Franc	7,174	7,301	10/05/10	(9)
Purchase	Japanese Yen	11,535,283	137,623	10/01/10	560
Purchase	Japanese Yen	11,114,621	132,937	10/04/10	211
Purchase	Japanese Yen	4,795,084	57,427	10/05/10	16
Sale	Singapore Dollar	16,660	34,344	10/05/10	(57)
Sale	Japanese Yen	7,945,535	94,684	10/01/10	(496)
Sale	British Pound	272,569	430,657	10/01/10	2,484
Sale	South African Rand	39,341	5,653	10/04/10	14
Sale	South African Rand	166,722	23,922	10/05/10	25
Sale	Korean Won	9,106,981	8,001	10/04/10	14
Sale	Japanese Yen	7,867,639	93,930	10/04/10	(320)

					$2,109

For the quarter ended September 30, 2010, the International All Cap Equity Index Fund and Bond Core Plus Fund had an average notional exposure of $21,036,224 and $4,858,264, respectively, related to forward foreign currency contracts.

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

At September 30, 2010, the Bond Core Plus Fund held the following interest rate swap contracts:

				Rate Type
Notional Amount	Net Cost/ (Proceeds)	Swap Counterparty	Termination Date	Floating Rate	Fixed Rate	Unrealized Appreciation/ (Depreciation)
6,100,000 BRL	$(61,765)	Morgan Stanley (a)	01/02/2012	CDI-Brazil (b)	10.115%	$(161,633)
4,000,000 BRL	(35,462)	UBS (a)	01/02/2012	CDI-Brazil (b)	10.575%	(38,911)
800,000 BRL	—	UBS (a)	01/02/2012	CDI-Brazil (b)	11.020%	7,787
19,500,000 BRL	31,510	Merrill Lynch (a)	01/02/2014	CDI-Brazil (b)	11.860%	20,286
9,600,000 BRL	3,116	Barclays (a)	01/02/2014	CDI-Brazil (b)	11.990%	102,081
6,300,000 BRL	8,919	Morgan Stanley (a)	01/02/2013	CDI-Brazil (b)	12.590%	87,860
21,700,000 BRL	(4,896)	Credit Suisse (a)	01/02/2013	CDI-Brazil (b)	12.480%	297,731
2,000,000 BRL	8,996	Barclays (a)	01/02/2013	CDI-Brazil (b)	11.910%	8,339

	$(49,582)					$323,540

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI – Brazil is the interbank lending rate of Brazil as published by the Central Bank of Brazil.

For the quarter ended September 30, 2010, the Bond Core Plus Fund had an average notional exposure of $48,229 related to interest rate swap contracts.

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

For the nine-month period ended September 30, 2010, the Fund had not written any call or put options or entered into any swaption contracts.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at September 30, 2010 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statement of Assets and Liabilities.

The Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		For the nine-month period ended September 30, 2010
		Interest Rate Contracts	Foreign Exchange Contracts	Total
Bond Core Plus Fund	Futures Contracts (a)	$—	$—	$—
	Forward Contracts (b)	—	29,302	29,302
	Swap Contracts (c)	572,585	—	572,585

	Total Value	$572,585	$29,302	$601,887

		For the year ended December 31, 2009
		Interest Rate Contracts	Foreign Exchange Contracts	Total
Bond Core Plus Fund	Futures Contracts (a)	$917,972	$—	$917,972
	Forward Contracts (b)	—	111,827	111,827
	Swap Contracts (c)	74,447	—	74,447

	Total Value	$992,419	$111,827	$1,104,246

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized appreciation of forward currency exchange contracts
(c)	Swap contracts, at value

Liability Derivatives

		For the nine-month period ended September 30, 2010
		Interest Rate Contracts	Foreign Exchange Contracts	Total
Bond Core Plus Fund	Futures Contracts (a)	$4,879	$—	$4,879
	Forward Contracts (b)	—	981,865	981,865
	Swap Contracts (c)	232,299	—	232,299

	Total Value	$237,178	$981,865	$1,219,043

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

		For the year ended December 31, 2009
		Interest Rate Contracts	Foreign Exchange Contracts	Total
Bond Core Plus Fund	Futures Contracts (a)	$519,637	$—	$519,637
	Forward Contracts (b)	—	863	863
	Swap Contracts (c)	233,933	—	233,933

	Total Value	$753,570	$863	$754,433

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized depreciation of forward currency exchange contracts
(c)	Swap contracts, at value

		For the nine-month period ended September 30, 2010
		Interest Rate Contracts	Foreign Exchange Contracts	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$3,583,828	$—	$3,583,828
	Forward Contracts (b)	—	933,657	933,657
	Swap Contracts (c)	698,074	—	698,074

	Total Value	$4,281,902	$933,657	$5,215,559

		For the nine-month period ended September 30, 2009
		Interest Rate Contracts	Foreign Exchange Contracts	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$9,674,233	$—	$9,674,233
	Forward Contracts (b)	—	(585,072)	(585,072)
	Swap Contracts (c)	(8,440,614)	—	(8,440,614)

	Total Value	$1,233,619	$(585,072)	$648,547

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

		For the nine-month period ended September 30, 2010
		Interest Rate Contracts	Foreign Exchange Contracts	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$(403,214)	$—	$(403,214)
	Forward Contracts (b)	—	(1,063,528)	(1,063,528)
	Swap Contracts (c)	390,864	—	390,864

	Total Value	$(12,350)	$(1,063,528)	$(1,075,878)

		For the nine-month period ended September 30, 2009
		Interest Rate Contracts	Foreign Exchange Contracts	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$(7,519,645)	$—	$(7,519,645)
	Forward Contracts (b)	—	418,319	418,319
	Swap Contracts (c)	21,172,554	—	21,172,554
	Written Options (d)	12,821	—	12,821

	Total Value	$13,665,730	$418,319	$14,084,049

Each of the above derivatives are located in the following Statement of Operations accounts.

(a)	Net unrealized appreciation/(depreciation) futures contracts
(b)	Net unrealized appreciation/(depreciation) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

3. Investment Advisory, Investment Management and Related Party Transactions

In connection with the substitution of Northern Trust Investments for State Street as trustee of the Collective Trust effective July 1, 2010, State Street terminated the Investment Advisor Agreements between it and the Investment Advisors, and State Street and State Street Bank are no longer responsible for administering the investment options offered by the Collective Trust. Northern Trust Investments entered into successor Investment Advisor Agreements with the following Investment Advisors pursuant to which the Investment Advisors will continue to provide investment advice to one or more of the Funds offered as investment options under the Program. From and after July 1, 2010, the line-up of Investment Advisors to the Funds is as follows:

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

Northern Trust Investments has entered into agreements for the services of the Investment Advisors listed above to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the Investment Advisors. Each Investment Advisor recommends to Northern Trust Investments reinvestments and investments of the assets allocated to it in accordance with the investment policies of the applicable Fund as described above. Northern Trust Investments exercises discretion with respect to the selection and retention of the Investment Advisors, consistent with the investment policy for the Program developed by Northern Trust Investments and accepted by ABA Retirement Funds. Northern Trust Investments may remove an Investment Advisor at any time and Northern Trust Investments may also change at any time the allocation of assets among Investment Advisors where a fund has more than one Investment Advisor.

In addition, effective July 1, 2010, Northern Trust Investments entered into Investment Management Agreements with State Street Bank pursuant to which the assets of certain of the Funds will continue, as of and after July 1, 2010, to be invested in collective investment funds maintained by State Street Global Advisors, a division of State Street Bank.

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees paid to each Investment Advisor during the nine-month period ended September 30, 2010 are listed below; the annual asset-based fees range from the highest rate of .75% to the lowest rate of .18% among the various Investment Advisors.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Investment Advisor	Fees for the Period July 1, 2010 to September 30, 2010	Fees for the Nine- month Period Ended September 30, 2010
Altrinsic Global Advisors, LLC (International All Cap Equity Fund)	$40,146	$132,523
C.S. McKee, L.P. (Large Cap Equity Fund)	152,858	483,700
Columbus Circle Investors (Large Cap Equity Fund)	150,458	427,782
Delaware Investment Advisers (Large Cap Equity Fund)	111,882	314,901
Denver Investment Advisors LLC (Small-Mid Cap Equity Fund)	83,260	209,823
Eagle Global Advisors LLC (International All Cap Equity Fund)	23,257	74,458
First State Investments International Limited (International All Cap Equity Fund)	50,301	137,281
Frontier Capital Management Co. LLC (Small-Mid Cap Equity Fund)	29,638	92,526
Jennison Associates LLC (Large Cap Equity Fund)	92,727	301,362
LSV Asset Management (International All Cap Equity Fund)	39,940	115,529
LSV Asset Management (Small-Mid Cap Equity Fund)	60,687	152,589
Martin Currie Inc. (International All Cap Equity Fund)	31,862	102,377
OFI Institutional Asset Management, Inc. (Small-Mid Cap Equity Fund) *	—	97,862
Oppenheimer Capital LLC (Small-Mid Cap Equity Fund)	32,604	102,791
Pacific Investment Management Company LLC (Bond Core Plus Fund)	269,129	792,892
Riverbridge Partners (Small-Mid Cap Equity Fund)	36,049	113,056
Systematic Financial Management, L.P. (Small-Mid Cap Equity Fund)	49,804	172,565
TCW Investment Management Company (Small-Mid Cap Equity Fund)	33,426	103,485

	$1,288,028	$3,927,502

*	See Note 8 for further information regarding the termination of OFI Institutional Asset Management, Inc.

Investment Advisor	Fees for the Period July 1, 2009 to September 30, 2009	Fees for the Nine-month Period Ended September 30, 2009
Altrinsic Global Advisors, LLC (International All Cap Equity Fund)	$65,235	$65,235
Capital Guardian Trust Company (Balanced Fund) terminated July 1, 2009	1,146	189,258
C.S. McKee, L.P. (Large Cap Equity Fund)	216,058	216,058
Denver Investment Advisors LLC (Small-Mid Cap Equity Fund)	55,109	55,109
Eagle Global Advisors LLC (International All Cap Equity Fund)	30,551	30,551
First State Investments International Limited (International All Cap Equity Fund)	39,348	39,348
Frontier Capital Management Co. LLC (Small-Mid Cap Equity Fund)	28,268	28,268
Jennison Associates LLC (Large Cap Equity Fund)	168,632	168,632
JP Morgan Fleming Asset Management Limited (International Equity Fund) terminated July 1, 2009	1,346	204,891
LSV Asset Management (Small-Mid Cap Equity Fund)	40,335	40,335
Martin Currie Investment Management, Ltd. (International All Cap Equity Fund)	41,880	41,880

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Investment Advisor	Fees for the Period July 1, 2009 to September 30, 2009	Fees for the Nine-month Period Ended September 30, 2009
OFI Institutional Asset Management, Inc. (Small-Mid Cap Equity Fund)	48,217	48,217
Oppenheimer Capital LLC (Small-Mid Cap Equity Fund)	31,742	31,742
Pacific Investment Management Company LLC (Bond Core Plus Fund)	264,786	795,257
Philadelphia International Advisors LP (International Equity Fund) terminated July 1, 2009	941	152,431
Riverbridge Partners (Small-Mid Cap Equity Fund)	34,003	34,003
Systematic Financial Management, L.P. (Small-Mid Cap Equity Fund)	55,835	55,835
TCW Investment Management Company (Small-Mid Cap Equity Fund)	31,749	31,749

	$1,155,181	$2,228,799

A separate program fee (“Program fee”) is paid to each of the Program recordkeeper and ABA Retirement Funds. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds.

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rate in effect during the nine-month period ended September 30, 2010:

Value of Assets	Rate of ABA Retirement Funds Program Fee
First $3 billion	.075%
Next $1 billion	.065%
Next $1 billion	.035%
Next $1 billion	.025%
Over $6 billion	.015%

ABA Retirement Funds received Program fees of $640,910 and $1,901,794 for the three-month and nine-month periods ended September 30, 2010, respectively. These fees are allocated to each Fund based on net asset value.

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

For the three-month and nine-month periods ended September 30, 2010, the Program fee paid to ING Services was $4,618,701 and $13,489,823, respectively.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds as of the last business day of the preceding month. The Funds bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. No service penalties were imposed for the nine-month period ended September 30, 2010.

Benefit payments under the Program generally are made by check. Within two business days before the check becomes payable, funds for the payment of benefits are transferred to a non-interest bearing account with Northern Trust. No separate fee is charged for benefit payments; rather, Northern Trust retains any earnings attributable to outstanding benefit checks, and these earnings have been taken into account in setting Northern Trust’s fees under the Program.

A fee is paid to Northern Trust for its trust management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the net assets of the Funds and the Balanced Fund, excluding the Retirement Date Funds, at the following rates:

Value of Assets	Rate
First $1 billion	.115%
Next $2 billion	.080%
Over $3 billion	.065%

Northern Trust is paid a trust, management and administration fee of .115% of the value of assets held by the respective Retirement Date Funds.

For the three-month period ended September 30, 2010, Northern Trust received trust, management and administration fees of $815,922.

Management Fees—Index Funds and Indexed Portions of Managed Funds

A fee is paid to State Street Bank for the investment management services it performs relating to the assets in the Index Funds listed below and the indexed portions of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund. These fees are accrued on a daily basis and paid monthly from the relevant assets of the respective Funds and are based on respective net asset values as of the time of calculation. Effective July 1, 2010, the fees for the indexed portions of the Managed Funds and the fees for the respective Index Funds are at the following annual rates:

Fund	Rate
Bond Index Fund	.04%
Large Cap Index Equity Fund	.02%
All Cap Index Equity Fund	.04%
Mid Cap Index Equity Fund	.04%
Small Cap Index Equity Fund	.04%
International Index Equity Fund	.12%
Large Cap Equity Fund	.03%
Small-Mid Cap Equity Fund	.05%
International All Cap Equity Fund	.12%

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

State Street Bank received the following fees paid from the Funds listed below during the three-month and nine-month periods ended September 30, 2010:

	Fees for the Period July 1, 2010 to September 30, 2010	Fees for the Nine-month Period Ended September 30, 2010	Fees for the Period July 1, 2009 to September 30, 2009	Fees for the Nine-month Period Ended September 30, 2009
Bond Index Fund	$4,542	$12,716	$2,613	$3,908
Large Cap Index Equity Fund	2,139	5,913	976	1,302
All Cap Index Equity Fund	25,530	92,242	30,785	73,758
Mid Cap Index Equity Fund	2,969	10,259	1,487	1,818
Small Cap Index Equity Fund	1,871	6,323	1,092	1,418
International Index Equity Fund	9,479	22,998	3,188	3,897
Large Cap Equity Fund	6,752	27,659	20,432	20,432
Small-Mid Cap Equity Fund	951	2,583	1,030	1,030
International All Cap Equity Fund	1,823	4,937	1,728	1,728

	$56,056	$185,630	$53,919	$109,291

The Real Asset Return Fund is subject to a management fee of .078% of the total annual assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. For the nine-month period ended September 30, 2010, State Street Bank received Real Asset Return Fund management fees of $5,229.

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the nine-month period ended September 30, 2010, State Street Bank received Retirement Date Funds management fees of $256,293.

The Target Risk Funds are subject to management fees of .042%, .055% and .063% of the total annual assets invested in the Conservative Risk Fund, Moderate Risk Funs and Aggressive Risk Fund, respectively, payable to State Street Bank. The fee is accrued daily and paid monthly. For the nine-month period ended September 30, 2010, State Street Bank received Target Risk Fund management fees of $15,244.

Investment Advisor Fees –Managed Funds

Effective July 1, 2010, the Stable Asset Return Fund pays State Street Bank a fee at the annual rate of .05% of the assets of the Fund, which is accrued on a daily basis and paid monthly from the assets of the Fund.

The Bond Core Plus Fund pays its Investment Advisor a fee at the following annual rate:

Value of Assets	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets as of March 31, 2010 and fee rates and asset allocations as of July 1, 2010:

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

Fund	Rate
Large Cap Equity Fund	.271%
Small-Mid Cap Equity Fund	.491
International All Cap Equity Fund	.492

Northern Trust Investments is paid .15% based on the excess cash in the Managed Funds (other than the Stable Asset Return Fund) that is swept to the NTGI Collective Short-Term Investment Fund. For the period from July 1, 2010 through September 30, 2010, Northern Trust Investments was paid $880, $4,119, $1,573 and $1,429 from the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund and International All Cap Equity Fund, respectively.

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities excluding U.S. Government securities and short-term investments were as follows:

	For the Nine-month Period Ended September 30, 2010
	Purchases	Sales
Aggressive Risk Fund	$6,752,267	$1,956,644
All Cap Index Equity Fund	185,784,454	197,203,537
Balanced Fund	13,244,161	47,625,446
Bond Core Plus Fund	59,571,067	34,452,043
Bond Index Fund	21,243,693	5,328,278
Conservative Risk Fund	10,408,243	2,738,115
International All Cap Equity Fund	135,056,765	138,713,545
International Index Equity Fund	13,720,040	3,283,350
Large Cap Equity Fund	799,683,815	885,164,459
Large Cap Index Equity Fund	16,359,029	8,045,896
Mid Cap Index Equity Fund	12,409,363	6,512,966
Moderate Risk Fund	15,141,561	3,777,255
Real Asset Return Fund	6,955,411	2,462,845
Small Cap Index Equity Fund	8,993,095	5,947,966
Small-Mid Cap Equity Fund	233,848,570	267,262,407
Lifetime Income Retirement Date Fund	31,633,126	28,038,023
2010 Retirement Date Fund	55,851,490	58,208,071
2020 Retirement Date Fund	100,848,774	96,995,095
2030 Retirement Date Fund	81,588,346	69,217,175
2040 Retirement Date Fund	46,889,434	43,088,662

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the Nine-month Period Ended September 30, 2010
	Purchases	Sales
Bond Core Plus Fund	$1,564,216,726	$1,506,519,218

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

6. Securities Lending Income

Certain Funds and the Balanced Fund are authorized to participate in the direct securities lending program administered by State Street Bank, under which securities held by the Funds and the Balanced Fund are loaned by State Street Bank, as the Funds’ and the Balanced Fund’s lending agent, to certain brokers and other financial institutions (the “Borrowers”). The Borrowers provide cash, securities or letters of credit as collateral against loans in an amount at least equal to 100% of the fair value of the loaned securities. The Borrowers are required to maintain the collateral at not less than 100% of the fair value of the loaned securities. Cash collateral is invested in the ABA Members Collateral Fund.

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

At September 30, 2010, the Funds’ fair value of securities on loan and investments of collateral value received at amortized cost and fair value for securities loaned was as follows:

		Investments of Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value
Bond Core Plus Fund	$68,928,453	$70,325,260	$69,762,658
International All Cap Equity Fund	2,817,958	2,883,152	2,860,087
Large Cap Equity Fund	91,799,003	93,913,376	93,162,069
Small-Mid Cap Equity Fund	122,253,098	125,378,595	124,375,566

As discussed in Note 1, units of the ABA Members Collateral Fund continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain limitations on withdrawals would apply to redemptions in connection with discontinuing participation in the securities lending program. At September 30, 2010, the market value of the investments in the ABA Members Collateral Fund, as reported by its trustee, was approximately 99.20% of amortized cost. Furthermore, as reported by the trustee as of September 30, 2010, all investments in the ABA Members Collateral Fund were performing in accordance with their respective terms. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions.

7. Participant Ownership

As of September 30, 2010, the following Funds had participants owning greater than 5% of the outstanding units of a Fund. One participant owned 7.97% of the outstanding units of the Real Asset Return Fund. In addition, one participant owned 4.96% of the outstanding units of the Lifetime Income Retirement Date Fund and one participant owned 5.81% of the outstanding units of the 2010 Retirement Date Fund. One participant also owned 10.93% of the outstanding units of the Conservative Risk Fund and one participant owned 5.01% of the outstanding units of the Aggressive Risk Fund.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(Unaudited)

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

Prior to State Street’s cessation of services as trustee of the Collective Trust effective July 1, 2010, State Street Bank was in discussions with potential replacement financial institutions to provide trustee, insurance company separate account, and/or investment management services to SAFT, and has shared the results of such discussions with Northern Trust Investments. Northern Trust Investments, with State Street Bank’s assistance (so long as State Street Bank continues to act as trustee and investment manager of SAFT), is currently coordinating and directing the search for a replacement trustee, insurance company separate account provider and/or investment manager in light of State Street Bank’s plans to resign as trustee and investment manager of SAFT on or prior to December 31, 2010. State Street Bank has offered to assist Northern Trust Investments in seeking to obtain the consent of the existing Benefit Responsive Providers in appointing the successor trustee and investment manager for SAFT that are designated by Northern Trust Investments. Northern Trust Investments is considering this possible option but has not made a decision as of the date hereof. Throughout the Immunization Periods with respect to the terminated UBS and JP Morgan Synthetic Investment Contracts, Northern Trust Investments intends to continue to seek replacement Benefit Responsive Providers for the Stable Asset Return Fund and/or SAFT as well as new investment advisors for the Stable Asset Return Fund. Northern Trust Investments believes that there is a reasonable possibility that it can identify on acceptable terms a successor trustee, insurance company separate account provider, investment manager and/or other stable value funds or other stable value products of other financial institutions, including replacement Benefit Responsive Providers for the Stable Asset Return Fund or SAFT (to the extent necessary), by not later than December 31, 2010. However, no assurances can be given that such efforts will be successful.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarter and Nine Month Period Ended September 30, 2010

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

For the quarter ended September 30, 2010, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.30%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 0.59% for the same period. Further, to account for reductions in the Fund’s yield due to increases in money market-type investments resulting from uncertainties in the Synthetic GIC market and an increased emphasis on credit quality, the combination benchmark less 0.5% per year, on an annualized basis, produced an investment record of 0.47% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 1.01%, compared to an investment record of 1.93% for the combination benchmark for the same period and an investment record of 1.18% for the combination benchmark less 0.5% per year for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that Index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark less 0.5% per year for the quarter ended September 30, 2010. The Fund’s portfolio had a shorter average duration and a higher credit quality than the combination benchmark during the quarter, which allowed the Fund to benefit from improvements in the fixed income market while effectively adapting to changes imposed by Benefit Responsive Providers providing wrap coverage to the Fund.

The Stable Asset Return Fund underperformed the combination benchmark less 0.5% per year for the nine month period ended September 30, 2010. The Fund’s portfolio has been positioned conservatively to allow for greater flexibility as capacity issues in the stable value industry unfolded. This positioning has allowed the Fund to benefit from improvements in the fixed income market while effectively adapting to changes imposed by Benefit Responsive Providers providing wrap coverage to the Fund without causing a disruption to the portfolio construction process. Given its short duration and high quality bias, the portfolio will likely experience relative advantage when interest rates move higher or wrap provider constraints abate.

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities.

For the quarter ended September 30, 2010, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 3.21%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 2.48% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 8.36%, compared to an investment record of 7.94% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended September 30, 2010. Sectors within the index that trade at a spread to U.S. Treasuries mostly outperformed. An underweight to agency mortgages and a small allocation to high yield corporate bonds added to relative returns.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the nine month period ended September 30, 2010. On a duration-adjusted basis, sectors within the index that trade at a spread to U.S. Treasuries mostly outperformed. A modest overweight to the Treasury sector and an emphasis on well-capitalized financials further contributed to relative returns.

Large Cap Equity Fund

The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion. A portion of the Fund (approximately 5% as of September 30, 2010) is invested to replicate the performance of the Russell 1000® Index, which is comprised of the approximately 1,000 largest companies in the Russell 3000® Index. The remainder of the Fund is actively managed.

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

For the quarter ended September 30, 2010, the Large Cap Equity Fund experienced a total return, net of expenses, of 12.15%. By comparison, the Russell 1000 Index produced an investment record of 11.55% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 3.93%, compared to an investment record of 4.41% for the benchmark for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the quarter ended September 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. The portfolio’s stock selection was strongest within the consumer discretionary sector, which contributed to relative performance. However, weakness in financials stock selection partially offset relative returns, as investors grappled with the overall impact of regulatory reform on future growth and returns.

For the quarter ended September 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 28% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. The most significant contributors to positive performance for the quarter came from the energy, materials and consumer discretionary sectors. The portfolio’s continued overweight to the energy sector also positively affected relative returns.

For the quarter ended September 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. The main contributors to outperformance were stock selection and a below-benchmark weighting in the financials sector. Stock selection and an overweight allocation in information technology also contributed to relative returns.

For the quarter ended September 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of September 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Holdings in the technology and consumer discretionary sectors contributed to portfolio returns. However, security selection, particular in health care holdings Medco and Roche, detracted from relative returns.

For the quarter ended September 30, 2010, the performance of the indexed portion of the Large Cap Equity Fund was consistent with the Russell 1000 Index after taking into account expenses and the effect of participation in securities lending. Please see “— Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

For the period from on or about January 19, 2010 (the date on which Columbus Circle Investors commenced providing investment assistance with respect to the Large Cap Equity Fund) to September 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Performance of the portfolio during the period was enhanced by strong stock selection in the consumer discretionary and technology sectors, which offset weakness in the materials and financials sectors.

For the nine month period ended September 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 28% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Major contributors to performance were holdings in the consumer discretionary and industrial sectors, including holdings in Autozone, which offset weaknesses in the information technology sector.

For the period from on or about January 19, 2010 (the date on which Delaware Investment Advisers commenced providing investment assistance with respect to the Large Cap Equity Fund) to September 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. The main drivers of the portfolio’s outperformance for this period were stock selection, an overweight allocation in the information technology sector and a modest underweight in the energy sector.

For the nine month period ended September 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of September 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Holdings in the industrials and consumer discretionary sectors were the portfolio’s strongest performers, but holdings in the financials, energy, and health care sectors lost ground. Security selection detracted most from relative performance in the financials and health care sectors. Overweight stances in the information technology and health care sectors, and underweight positions in the industrials and consumer staples sectors, also detracted from relative performance.

For the nine month period ended September 30, 2010, the performance of the indexed portion of the Large Cap Equity Fund was consistent with the Russell 1000 Index after taking into account expenses and the effect of participation in securities lending. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

For the quarter ended September 30, 2010, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 11.38%. By comparison, the Russell 2500TM Index produced an investment record of 12.21% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 9.96%, compared to an investment record of 10.32% for the benchmark for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

For the quarter ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 22% as of September 30, 2010) negatively contributed to the performance of the Fund, but outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. The strongest contributions to the portfolio’s relative return came from stock selection in the medical/health care, technology and communications sectors. Holdings in the basic materials, consumer staples and commercial services sectors detracted from returns, but did not negate overall relative performance.

For the quarter ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of September 30, 2010) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. The portfolio’s underperformance for the quarter was primarily due to stock selection in the health care, materials, and producer durables sectors. However, relative underperformance was partially offset by positive stock selection within the technology, energy, and telecommunications sectors.

For the quarter ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of September 30, 2010) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Sector selection, in particular an overweight to the consumer discretionary and materials sectors, positively contributed to relative returns. However, stock selection, in particular an overweight to smaller stocks relative to the index, detracted from returns.

For the quarter ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 10% as of September 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Underperformance was primarily attributable to stock selection. The portfolio’s relative returns were curtailed by stock selection in the energy, health care, and industrials sectors, in particular, holdings in drug manufacturer AMAG Pharmaceuticals.

For the quarter ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of September 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Underperformance for the quarter was primarily due to stock selection in the information technology and consumer discretionary sectors. Underperformance was partially mitigated by holdings in the consumer sector, which was one of the areas of the market that performed best in the quarter.

For the quarter ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 15% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection led the bulk of the outperformance, while sector allocation was relatively neutral to the performance versus the benchmark. Stock selection in the materials and financials sectors led the outperformance, while stock selection in the health care and consumer staples sectors was not as strong. An overweight to the consumer discretionary sector also helped contribute to overall performance of the portfolio.

For the quarter ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Major contributors to performance were technology stocks, which outperformed by a wide margin and contributed strongly to relative performance. The portfolio’s holdings in the internet sector were also additive to performance.

For the nine month period ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 22% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Outperformance was almost exclusively driven by superior stock selection. The three sectors that were the key contributors were interest rate sensitive, medical/health care and capital goods. The sectors that detracted the most over the first nine months were REITs, transportation and consumer staples.

For the nine month period ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of September 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Stock selection detracted from overall performance during the year to date period. The largest detractor in relative performance was stock selection in the health care and industrials sectors.

For the nine month period ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Sector selection detracted from the performance of the portfolio, while stock selection added value. The portfolio’s overweight to the health care and technology sectors, the two weakest sectors, had a negative impact for the period. The portfolio’s underweight to REITs also detracted from performance as REITs performed better than most sectors. Stock selection contributed the most in the materials and health care sectors, helping to offset underperformance within the technology and energy sectors.

For the nine month period ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 10% as of September 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection within the energy sector detracted from the portfolio’s performance. One of the biggest detractors in the energy sector was Comstock Resources, a natural gas exploration and production company, which suffered from a continued decline in natural gas prices.

For the nine month period ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. The primary drivers contributing to the portfolio’s performance were stock selection in the health care sector. Stock selection within the financials sector also served as a catalyst aiding performance for this period. Detracting from the portfolio’s performance was stock selection in the consumer discretionary and materials sectors.

For the nine month period ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 15% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. In the nine month period, strong stock selection was offset by unfavorable sector allocation results. From a stock selection standpoint, the consumer discretionary, information technology and utilities sectors saw good performance year-to-date, while selection was a headwind in the financials sector.

For the nine month period ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Stock selection has added value throughout this period, contributing to strong relative and absolute returns. The portfolio’s software holdings, including Salesforce.com and VMware, continued their outperformance, supported by continued revenue and cash flow growth. Internet investments along with holdings in the technology sector contributed to outperformance.

International All Cap Equity Fund

The International All Cap Equity Fund seeks to provide long-term capital appreciation through a diversified portfolio of primarily non-U.S. equity securities. The Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market.

For the quarter ended September 30, 2010, the International All Cap Equity Fund experienced a total return, net of expenses, of 15.78%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of 16.58% for the same period and the MSCI Europe, Australasia, Far East Index, which we refer to as the MSCI Europe, Australasia, Far East (“EAFE”) Index, produced an investment record of 16.48% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 2.05%, compared to an investment record of 3.69% for the MSCI ACWI ex-US Index and 1.07% for the MSCI EAFE Index for the same period. Neither the MSCI ACWI ex-US Index nor the MSCI EAFE Index includes an allowance for the fees that an investor would pay for investing in the securities that comprise those Indices or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

For the quarter ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 23% as of September 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Stock selection detracted from performance for the quarter, with positions in financial, energy, and health care companies and those domiciled in Japan being the biggest detractors from relative performance. Conversely, holdings in materials and North American and European consumer staples outperformed.

For the quarter ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 15% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Exposure to the industrials, materials, information technology and emerging markets sectors contributed to relative performance of the portfolio, while exposure to the energy, consumer staples and financials sectors detracted from relative performance. Being underweight in the utilities sector and Japan positively contributed to performance for the quarter.

For the quarter ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 22% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Outperformance of the portfolio was primarily driven by stock selection. The main drivers of outperformance were overweight positions in the consumer staples and telecom services sector. An overweight stance in Thailand helped performance, particularly an overweight position in Kasikornbank (financials), which rose with the Thai market.

For the quarter ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of September 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Sector selection was mixed while stock selection detracted from relative performance of the portfolio in the quarter. An overweight to the telecom and energy sectors, the two top performing sectors, helped performance, but was offset by an overweight to the health care sector, which trailed the market. Stock selection was positive in the health care and consumer discretionary sectors.

For the quarter ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 15% as of September 30, 2010) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. The main contributor to performance this quarter was positive relative returns from Asia and Japan. Europe was a negative, as holdings in the health care and industrials sectors detracted from relative returns.

For the nine month period ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 23% as of September 30, 2010) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Year to date, the portfolio’s positioning in the financials sector, holdings in materials, and underweight exposure to utilities had a positive impact on relative performance. Conversely, holdings in the energy, European and U.K. health care, and European information technology sectors had a negative impact on relative performance.

For the nine month period ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 15% as of September 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Stock selection was the biggest detractor from performance of the portfolio for the period. The portfolio’s exposure to the health care and information technology sectors contributed to performance, while the portfolio’s exposure to the materials, consumer discretionary and financials sector detracted from relative performance.

For the nine month period ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 22% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. An overweight position in the consumer staples sector added to performance, especially holdings in

Shoprite (South Africa: consumer staples), which rose strongly during the period. Stock selection in China boosted returns, especially China Telecom, which outperformed over the period. An overweight position in Kasikornbank (financials) was also positive as it rose with the Thai market.

For the period from on or about January 19, 2010 (the date on which LSV Asset Management commenced providing investment assistance with respect to the International All Cap Equity Fund) to September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of September 30, 2010) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Sector selection detracted from the portfolio’s performance, while stock selection added value in the period. An underweight to the consumer staples sector, which performed well year-to-date, and an overweight to the energy sector, the weakest sector in the benchmark, had a negative impact on results. The portfolio’s stock selection was particularly strong in the health care sector.

For the nine month period ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 15% as of September 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Health care constituted the portfolio’s biggest laggard sector in the year to date, but the information technology and financials sectors were also weak. On the stock level, the key detractors from performance were the financials sector and Swiss health care firm Roche.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are representative of the domestic investment grade bond market as included in such Index.

For the quarter ended September 30, 2010, the Bond Index Fund experienced a total return, net of expenses, of 2.24%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 2.48% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 7.28%, compared to an investment record of 7.94% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the quarter and nine month period ended September 30, 2010 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500.

For the quarter ended September 30, 2010, the Large Cap Index Equity Fund experienced a total return, net of expenses, of 11.09%. By comparison, the S&P 500 produced an investment record of 11.29% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 3.30%, compared to an investment record of 3.89% for the benchmark for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the quarter and nine month period ended September 30, 2010 was consistent with the S&P 500 after taking expenses into account.

All Cap Index Equity Fund

The All Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index.

For the quarter ended September 30, 2010, the All Cap Index Equity Fund experienced a total return, net of expenses, of 11.32%. By comparison, the Russell 3000 Index produced an investment record of 11.53% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 4.15%, compared to an investment record of 4.78% for the benchmark for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the quarter and nine month period ended September 30, 2010 was consistent with the Russell 3000 Index after taking into account expenses.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and, as of June 30, 2010, represented approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400.

For the quarter ended September 30, 2010, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of 13.00%. By comparison, the S&P MidCap 400 produced an investment record of 13.12% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 10.96%, compared to an investment record of 11.57% for the benchmark for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the quarter and nine month period ended September 30, 2010 was consistent with the S&P MidCap 400 after taking expenses into account.

Small Cap Index Equity Fund

The Small Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Russell 2000® Index by investing generally in securities included in such Index. The Russell 2000 Index is comprised of the approximately 2,000 companies in the Russell 3000 Index with the smallest market capitalization and represents approximately 8% of the Russell 3000 Index total market capitalization.

For the quarter ended September 30, 2010, the Small Cap Index Equity Fund experienced a total return, net of expenses, of 11.03%. By comparison, the Russell 2000 Index produced an investment record of 11.29% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 8.35%, compared to an investment record of 9.12% for the benchmark for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the quarter and nine month period ended September 30, 2010 was consistent with the Russell 2000 Index after taking expenses into account.

International Index Equity Fund

The investment objective of the International Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the MSCI ACWI ex-US Index by investing generally in securities included in such Index. The MSCI ACWI ex-US Index consists of approximately 1,800 securities in 44 markets, with securities of emerging markets representing approximately 22% of the Index.

For the quarter ended September 30, 2010, the International Index Equity Fund experienced a total return, net of expenses, of 16.30%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 16.58% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 2.92%, compared to an investment record of 3.69% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the quarter and nine month period ended September 30, 2010 was consistent with the MSCI ACWI ex-US Index after taking expenses into account.

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

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank. During the quarter ended September 30, 2010, these funds included the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite performance of the benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the quarter ended September 30, 2010, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and were weighted based on the Fund’s target allocations to the asset classes to which such benchmarks relate.

For the quarter ended September 30, 2010, the Fund experienced a total return, net of expenses, of 7.58%. By comparison, the composite benchmark produced an investment record of 7.85% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 8.80%, compared to an investment record of 9.40% for the benchmark for the same period. None of the indices comprising the composite benchmark include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of the Real Asset Return Fund for the quarter and nine month period ended September 30, 2010 was consistent with its composite benchmark after taking expenses into account.

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

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended September 30, 2010, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small Cap Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Retirement Date Funds allocates assets from time to time. During the quarter ended September 30, 2010, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital US High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-US Index, the S&P MidCap 400, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

For the quarter ended September 30, 2010, the Retirement Date Funds experienced a total return, net of expenses, of 5.81% for the Lifetime Income Retirement Date Fund, 7.88% for the 2010 Retirement Date Fund, 10.08% for the 2020 Retirement Date Fund, 11.32% for the 2030 Retirement Date Fund and 11.96% for the 2040 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 6.11%, 8.13%, 10.32%, 11.56% and 12.19%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the quarter ended September 30, 2010 was consistent with its respective composite benchmark after taking into account expenses and differences in rebalancing frequency inasmuch as the target asset allocations of each Retirement Date Fund is rebalanced quarterly and its composite benchmark’s component weights remain static.

For the nine month period ended September 30, 2010, the Retirement Date Funds experienced a total return, net of expenses, of 5.53% for the Lifetime Income Retirement Date Fund, 7.88% for the 2010 Retirement Date Fund, 7.72% for the 2020 Retirement Date Fund, 7.11% for the 2030 Retirement Date Fund and 6.15% for the 2040 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 6.55%, 8.75%, 8.43%, 7.71% and 6.82%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the nine month period ended September 30, 2010 was consistent with its respective composite benchmark after taking into account expenses and differences in rebalancing frequency inasmuch as the target asset allocations of each Retirement Date Fund is rebalanced quarterly and its composite benchmark’s component weights remain static.

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

The Target Risk Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended September 30, 2010, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap Index Non-Lending Series Fund, the SSgA International Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA Short Term Investment Fund and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund.

The composite benchmark for each of the Target Risk Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Target Risk Funds allocates assets. During the quarter ended September 30, 2010, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index, the Russell 3000® Index, the Citigroup 3-Month T-Bill, the MSCI EAFE Index and the MSCI ACWI ex-US Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

For the quarter ended September 30, 2010, the Target Risk Funds experienced a total return, net of expenses, of 5.04% for the Conservative Risk Fund, 8.24% for the Moderate Risk Fund and 11.21% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of 5.39%, 8.65% and 11.52%, respectively, for the same period. For the nine month period ended September 30, 2010, the Target Risk Funds experienced a total return, net of expenses, of 6.71% for the Conservative Risk Fund, 6.14% for the Moderate Risk Fund and 5.25% for the Aggressive Risk Fund, compared to an investment record of 7.49%, 6.97% and 5.99%, respectively, of the respective composite benchmark for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Target Risk Fund for the quarter and nine month period ended September 30, 2010 was consistent with its respective composite benchmark after taking expenses into account.

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

For the quarter ended September 30, 2010, the Balanced Fund experienced a total return, net of expenses, of 8.48%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 8.01% for the same period. For the nine month period ended September 30, 2010, the Balanced Fund experienced a total return, net of expenses, of 5.97%, as compared to an investment record of 6.26% for the benchmark for the period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Indices or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

For the quarter ended September 30, 2010, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, outperformed the Russell 1000 Index. For the nine month period ended September 30, 2010, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. Refer to a discussion of the investment performance of the Large Cap Equity Fund, above, for a description of the performance of the equity segment of the Balanced Fund for such periods.

For the quarter ended September 30, 2010, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, outperformed the Barclays Capital U.S. Aggregate Bond Index. For the nine month period ended September 30, 2010, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, outperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to a discussion of the investment performance of the Bond Core Plus Fund, above, for a description of the performance of the debt segment of the Balanced Fund for such periods.

Effect on Performance of Certain Funds that Participate in Securities Lending

The per Unit net asset values of the Funds that participate in the State Street Bank securities lending program as reflected in their financial statements are based on United States generally accepted accounting principles (“GAAP”) and may from time to time differ from the per Unit net asset values calculated for purposes of transactions experienced by Participants in their accounts. The difference is driven by the valuation of securities lending cash collateral funds referred to below as “cash collateral funds.”

The Funds listed in the table below, directly through their investment in other funds and accounts managed by State Street Bank or its affiliates, participate in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements” under Part 1, Item 1 of this Form 10-Q. The Funds participating in this program typically receive cash collateral at the time of lending with a value in excess of that of the loaned securities, and collateral is increased or decreased, respectively, as the value of the loaned securities increases or decreases. The cash collateral is invested for the account and risk of the participating funds in the cash collateral funds, which are managed by State Street Bank or its affiliates. For purposes of normal daily transaction activity, these cash collateral funds, as permitted under their governing agreements, value their investments on the basis of amortized cost, rather than current market values, to the extent that an investment is not in default. State Street Bank has informed the Collective Trust that none of the securities in the cash collateral funds was in default at September 30, 2010 and therefore purchases and redemptions of units in the cash collateral funds continue to be transacted at a value equivalent to $1.00 per unit (100% of principal invested).

As of September 30, 2010, no Funds indirectly participated in the State Street Bank securities lending program. Further, effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending no longer invest in the State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by such Funds was reinvested in a newly formed cash collateral pooled fund (the “ABA Members Collateral Fund”) managed by State Street Bank as securities lending agent. On a market basis at September 30, 2010, the ABA Members Collateral Fund had a net asset value of $.992 per unit. This net asset value compares to values of Quality D (now the ABA Members Collateral Fund) of $.989 per unit at June 30, 2010 and $.984 per unit at December 31, 2009.

For financial reporting purposes under GAAP, each of the Funds that directly participate in the State Street Bank securities lending program has valued its investments in the ABA Members Collateral Fund at their market values, and has recognized either unrealized gains or unrealized losses in the financial statements for the quarter and nine month period ended September 30, 2010. The effect on reported performance of each relevant Fund for the quarter and nine month period ended September 30, 2010 as a result of participation in the State Street Bank securities lending program is presented in the table below.

	Quarter	Nine Month Period
Bond Core Plus Fund	0.01%	-0.06%
Large Cap Equity Fund	0.04	0.16
Small-Mid Cap Equity Fund	0.16	0.61
International All Cap Equity Fund	0.07	0.17
Balanced Fund	0.06	0.12

The unrealized gains reflected in the financial statements were the result of reversals of unrealized losses recognized in previous periods. The unrealized losses reflected in the financial statements were the result of changes in the relative size of the investments of the affected Funds in the ABA Members Collateral Fund (formerly Quality D). Any unrealized losses (net of any previously unrealized gains partially reversing these losses) could reverse, in whole or in part, over time to the extent that principal is eventually recovered on maturities or higher prices are realized upon sale of the underlying securities, although, as with any investment, such events are not assured of occurring. Further, future losses could be experienced for financial reporting purposes if the net asset value per unit of the ABA Members Collateral Fund on a market basis decreases from its September 30, 2010 level. However, all of the Funds that participate in the State Street Bank securities lending program have continued to value their investments in the ABA Members Collateral Fund for purposes of Participant transactions at amortized cost-based value used by the ABA Members Collateral Fund for daily transactions. Accordingly, actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that its disclosure controls and procedures are effective as of September 30, 2010.

Internal Control Over Financial Reporting: Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, the Collective Trust evaluated any change in its internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 and determined that there was no change in the Collective Trust’s internal control over financial reporting occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2010, the Collective Trust issued an aggregate of approximately $121 million in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

Item 6.	EXHIBITS.

3.1	American Bar Association Members/Northern Trust Collective Trust, Amended and Restated Declaration of Trust, effective as of July 1, 2010, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.2	American Bar Association Members/Northern Trust Collective Trust, Ninth Amended and Restated Fund Declaration for the Stable Asset Return Fund, effective as of July 1, 2010, included as Exhibit 3.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.3	American Bar Association Members/Northern Trust Collective Trust, Sixth Amended and Restated Fund Declaration for the Bond Core Plus Fund, effective as of July 1, 2010, included as Exhibit 3.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.4	American Bar Association Members/Northern Trust Collective Trust, Second Amended and Restated Fund Declaration for the Large Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.4 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.5	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Small-Mid Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.5 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.6	American Bar Association Members/Northern Trust Collective Trust, Tenth Amended and Restated Fund Declaration for the International All Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.7	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Index Funds, effective as of July 1, 2010, included as Exhibit 3.7 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.8	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Real Asset Return Fund, effective as of July 1, 2010, included as Exhibit 3.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.9	American Bar Association Members/Northern Trust Collective Trust, Third Amended and Restated Fund Declaration for the Retirement Date Funds, effective as of July 1, 2010, included as Exhibit 3.9 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.10	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Target Risk Funds, effective as of July 1, 2010, included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.11	American Bar Association Members/Northern Trust Collective Trust, Tenth Amended and Restated Fund Declaration for the Balanced Fund, effective as of July 1, 2010, included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.1	Amended and Restated American Bar Association Members Pooled Trust for Retirement Plans effective as of July 1, 2010 between the ABA Retirement Funds and The Northern Trust Company, included as Exhibit 10.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.2	Amended and Restated American Bar Association Members Retirement Trust effective as of July 1, 2010 between the ABA Retirement Funds and The Northern Trust Company, included as Exhibit 10.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3.3	Amendment No. 3 to the 2008 Restatement of the American Bar Association Members Retirement Plan—Basic Plan Document No. 1, included as Exhibit 10.3.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.8	Amendment 2010-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 2, included as Exhibit 10.4.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.8	Investment Management Agreement effective as of July 1, 2010 between State Street Global Advisors (a division of State Street Bank and Trust Company) and Northern Trust Investments, N.A., included as Exhibit 10.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.9	Investment Advisor Agreement effective as of June 30, 2010 between Northern Trust Investments, N.A. and Pacific Investment Management Company LLC, included as Exhibit 10.9 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.10	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Jennison Associates LLC, included as Exhibit 10.10 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.11	Investment Advisor Agreement effective as of June 23, 2010 between Northern Trust Investments, N.A. and C.S. McKee, L.P., included as Exhibit 10.11 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.12	Investment Advisor Agreement (Small-Mid Cap Equity Fund) effective as of June 22, 2010 between Northern Trust Investments, N.A. and LSV Asset Management, included as Exhibit 10.12 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.13	Investment Advisor Agreement effective as of June 23, 2010 between Northern Trust Investments, N.A. and Frontier Capital Management Co. LLC, included as Exhibit 10.13 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.14	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and TCW Investment Management Company, included as Exhibit 10.14 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.15	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Denver Investment Advisors LLC, included as Exhibit 10.15 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.16	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, N.A. and Riverbridge Partners LLC, included as Exhibit 10.16 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.17	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Allianz Global Investors Capital LLC, included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.18	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, N.A. and Altrinsic Global Advisors, LLC, included as Exhibit 10.18 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.19	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, N.A. and Eagle Global Advisors LLC, included as Exhibit 10.19 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.20	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Systematic Financial Management, L.P., included as Exhibit 10.20 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.21	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Martin Currie Inc., included as Exhibit 10.21 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.22	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and First State Investments International Limited, included as Exhibit 10.22 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.23	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Delaware Investment Advisers, included as Exhibit 10.23 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.24	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Columbus Circle Investors, included as Exhibit 10.24 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.25	Investment Advisor Agreement (International All Cap Equity Fund) effective as of June 22, 2010 between Northern Trust Investments, N.A. and LSV Asset Management, included as Exhibit 10.25 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.26	Investment Management Agreement (SAFT) effective as of July 1, 2010 between State Street Global Advisors (a division of State Street Bank and Trust Company) and Northern Trust Investments, N.A., included as Exhibit 10.26 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.27	Amended and Restated Securities Lending Authorization Agreement dated July 1, 2010 between Northern Trust Investments, N.A., as Trustee of the American Bar Association Members/Northern Trust Collective Trust, and State Street Bank and Trust Company, included as Exhibit 10.27 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.27.1	First Amendment dated July 1, 2010 to Amended and Restated Securities Lending Authorization Agreement between Northern Trust Investments, N.A., as Trustee of the American Bar Association Members/Northern Trust Collective Trust, and State Street Bank and Trust Company, included as Exhibit 10.27.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

31.1*	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/NORTHERN TRUST COLLECTIVE TRUST

November 15, 2010	By:	/s/ Thomas R. Benzmiller
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

November 15, 2010	By:	/s/ Randal Rein
	Name:	Randal Rein
	Title:	Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

3.1	American Bar Association Members/Northern Trust Collective Trust, Amended and Restated Declaration of Trust, effective as of July 1, 2010, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.2	American Bar Association Members/Northern Trust Collective Trust, Ninth Amended and Restated Fund Declaration for the Stable Asset Return Fund, effective as of July 1, 2010, included as Exhibit 3.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.3	American Bar Association Members/Northern Trust Collective Trust, Sixth Amended and Restated Fund Declaration for the Bond Core Plus Fund, effective as of July 1, 2010, included as Exhibit 3.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.4	American Bar Association Members/Northern Trust Collective Trust, Second Amended and Restated Fund Declaration for the Large Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.4 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.5	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Small-Mid Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.5 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.6	American Bar Association Members/Northern Trust Collective Trust, Tenth Amended and Restated Fund Declaration for the International All Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.7	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Index Funds, effective as of July 1, 2010, included as Exhibit 3.7 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.8	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Real Asset Return Fund, effective as of July 1, 2010, included as Exhibit 3.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.9	American Bar Association Members/Northern Trust Collective Trust, Third Amended and Restated Fund Declaration for the Retirement Date Funds, effective as of July 1, 2010, included as Exhibit 3.9 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.10	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Target Risk Funds, effective as of July 1, 2010, included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.11	American Bar Association Members/Northern Trust Collective Trust, Tenth Amended and Restated Fund Declaration for the Balanced Fund, effective as of July 1, 2010, included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.1	Amended and Restated American Bar Association Members Pooled Trust for Retirement Plans effective as of July 1, 2010 between the ABA Retirement Funds and The Northern Trust Company, included as Exhibit 10.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.2	Amended and Restated American Bar Association Members Retirement Trust effective as of July 1, 2010 between the ABA Retirement Funds and The Northern Trust Company, included as Exhibit 10.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3.3	Amendment No. 3 to the 2008 Restatement of the American Bar Association Members Retirement Plan—Basic Plan Document No. 1, included as Exhibit 10.3.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.8	Amendment 2010-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 2, included as Exhibit 10.4.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.8	Investment Management Agreement effective as of July 1, 2010 between State Street Global Advisors (a division of State Street Bank and Trust Company) and Northern Trust Investments, N.A., included as Exhibit 10.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.9	Investment Advisor Agreement effective as of June 30, 2010 between Northern Trust Investments, N.A. and Pacific Investment Management Company LLC, included as Exhibit 10.9 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.10	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Jennison Associates LLC, included as Exhibit 10.10 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.11	Investment Advisor Agreement effective as of June 23, 2010 between Northern Trust Investments, N.A. and C.S. McKee, L.P., included as Exhibit 10.11 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.12	Investment Advisor Agreement (Small-Mid Cap Equity Fund) effective as of June 22, 2010 between Northern Trust Investments, N.A. and LSV Asset Management, included as Exhibit 10.12 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.13	Investment Advisor Agreement effective as of June 23, 2010 between Northern Trust Investments, N.A. and Frontier Capital Management Co. LLC, included as Exhibit 10.13 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.14	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and TCW Investment Management Company, included as Exhibit 10.14 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.15	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Denver Investment Advisors LLC, included as Exhibit 10.15 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.16	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, N.A. and Riverbridge Partners LLC, included as Exhibit 10.16 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.17	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Allianz Global Investors Capital LLC, included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.18	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, N.A. and Altrinsic Global Advisors, LLC, included as Exhibit 10.18 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.19	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, N.A. and Eagle Global Advisors LLC, included as Exhibit 10.19 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.20	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Systematic Financial Management, L.P., included as Exhibit 10.20 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.21	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Martin Currie Inc., included as Exhibit 10.21 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.22	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and First State Investments International Limited, included as Exhibit 10.22 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.23	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Delaware Investment Advisers, included as Exhibit 10.23 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.24	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, N.A. and Columbus Circle Investors, included as Exhibit 10.24 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.25	Investment Advisor Agreement (International All Cap Equity Fund) effective as of June 22, 2010 between Northern Trust Investments, N.A. and LSV Asset Management, included as Exhibit 10.25 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.26	Investment Management Agreement (SAFT) effective as of July 1, 2010 between State Street Global Advisors (a division of State Street Bank and Trust Company) and Northern Trust Investments, N.A., included as Exhibit 10.26 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.27	Amended and Restated Securities Lending Authorization Agreement dated July 1, 2010 between Northern Trust Investments, N.A., as Trustee of the American Bar Association Members/Northern Trust Collective Trust, and State Street Bank and Trust Company, included as Exhibit 10.27 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.27.1	First Amendment dated July 1, 2010 to Amended and Restated Securities Lending Authorization Agreement between Northern Trust Investments, N.A., as Trustee of the American Bar Association Members/Northern Trust Collective Trust, and State Street Bank and Trust Company, included as Exhibit 10.27.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

31.1*	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.