Form 10-K
period 2010-12-31
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2011-03-18
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant’s telephone number, including area code: (312) 630-6000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Registration S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☐

As of June 30, 2010, the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was approximately $3.5 billion.

i

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, those relating to the objectives and strategies of the investment options, constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The American Bar Association Members/Northern Trust Collective Trust (the “Collective Trust”) desires to take advantage of the “safe harbor” provisions of such Act and is including this special note to enable it to do so. Forward-looking statements included in this Report, or subsequently included in other publicly available documents filed with the Securities and Exchange Commission, and other publicly available statements issued or released by the Collective Trust, involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance or achievements of the investment options to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. For a description of these factors, see the descriptions of each of the investment options found in Item 1, “Business.“

PART I

ITEM 1.	Business.

Effective July 1, 2010, Northern Trust Investments, N.A. (“Northern Trust Investments”) was substituted for State Street Bank and Trust Company of New Hampshire (“State Street”) as trustee of the American Bar Association Members/Northern Trust Collective Trust (the “Collective Trust”). In connection therewith, the name of the Collective Trust was changed from “American Bar Association Members/State Street Collective Trust” to “American Bar Association Members/Northern Trust Collective Trust.” From and after the date of the substitution, Northern Trust Investments, as trustee of the Collective Trust, has exclusive discretion and control over the assets of the Collective Trust.

Further, effective July 1, 2010, The Northern Trust Company (“Northern Trust”) was substituted for State Street Bank and Trust Company (“State Street Bank”) as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans (collectively, the “ABA Members Trusts”). From and after the date of the substitution, Northern Trust has exclusive discretion and control over the assets of the ABA Members Trusts.

OVERVIEW

The Collective Trust was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the ABA Retirement Funds Program (the “Program”). As of December 31, 2010, assets contributed under the Program may be invested in 20 collective investment funds, each of which we refer to individually as a “Fund” and collectively as the “Funds,” as follows:

•	The Managed Funds, a group of five Funds each of which is actively managed,

•	The Index Funds, a group of six Funds each of which is designed to replicate the investment performance of a specific securities index,

•	The Real Asset Return Fund, which seeks to provide investors with investment returns in excess of inflation as measured by the Core Consumer Price Index (which excludes food and energy),

•	The Retirement Date Funds, a group of five Funds each of which is designed to correspond to a particular time horizon to retirement, and

•	The Target Risk Funds, a group of three Funds each of which is designed to represent risk and reward characteristics that reflect a particular level of investment risk.

In addition, assets contributed under the Program may be invested in a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds through the Self-Managed Brokerage Account. The Funds and the Self-Managed Brokerage Account are investment options under the Program, which is sponsored by the ABA Retirement Funds.

The Collective Trust may offer and sell an unlimited number of units of beneficial interest (“Units”), representing interests in the separate collective investment fund portfolios of the Collective Trust, each Unit to be offered and sold at the per Unit net asset value of the corresponding fund portfolio.

Northern Trust Investments, Inc., which we refer to as Northern Trust Investments or the Trustee, serves as trustee of the Collective Trust. Northern Trust Investments is an Illinois banking corporation and a wholly-owned subsidiary of Northern Trust. Northern Trust is an Illinois banking corporation and a wholly-owned subsidiary of Northern Trust Corporation, a publicly-traded financial holding company registered with the Board of Governors of the Federal Reserve System pursuant to the Federal Bank Holding Company Act of 1956, as amended. Northern Trust Investments, solely in its role as trustee of the Collective Trust, offers the investment options available under the Collective Trust. The board of directors of Northern Trust Investments is responsible for management of Northern Trust Investments’ business and affairs, including its service as trustee of the Collective Trust. For a more complete description of the relationship between Northern Trust and Northern Trust Investments, see “Northern Trust and Northern Trust Investments.”

ING Life Insurance and Annuity Company, a Connecticut corporation, which we refer to as ING Life, acting through its affiliates, including ING Institutional Plan Services, LLC, a Delaware limited liability company, which we refer to as ING Services, provides recordkeeping, communication, marketing and administration services to the Program, including maintenance of individual account records or accrued benefit information for Participants whose Employers choose to have the Program’s administrator maintain those account records. ING Services also provides certain account and investment information to Employers and Participants, manages the receipt of all plan contributions, forwards investment and transaction instructions to the appropriate parties and forwards instructions relating to distribution of benefits provided by the plans.

State Street Global Advisors, which we refer to as SSgA, maintains various index funds into which the Funds invest. SSgA is the investment management division of State Street Bank.

THE PROGRAM

The Program is sponsored by ABA Retirement Funds, an Illinois not-for-profit corporation organized by the American Bar Association, which we refer to as the ABA, to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or other affiliated organizations. The Program is a comprehensive retirement program that provides Employers with tax-qualified employee retirement plans, a variety of investment options and related recordkeeping and administrative services. As of December 31, 2010, there were approximately 3,800 plans participating in the Program through which approximately 39,000 Participants participated in the Program.

As trustee of the Collective Trust, Northern Trust Investments is responsible for the operation and management of the Funds under the Collective Trust. Northern Trust is the trustee of each of the ABA

Members Trusts. For a more complete description of the relationship between Northern Trust and Northern Trust Investments in the structuring of the investment options available under the Program, see “Northern Trust and Northern Trust Investments.”

ING Life, through its affiliates, including ING Services, provides recordkeeping, communication, marketing and administration services to the Program. See “ING Life and ING Services.”

DESCRIPTION OF INVESTMENT OPTIONS

As of December 31, 2010, the Collective Trust offered five Managed Funds, six Index Funds, the Real Asset Return Fund, five Retirement Date Funds and three Target Risk Funds. The Managed Funds, the Index Funds, the Real Asset Return Fund, the Retirement Date Funds and the Target Risk Funds, together with the Self-Managed Brokerage Account, are investment options under the Program.

All proceeds received by the Collective Trust relating to the contribution, transfer or allocation of assets to a Fund are applied to the purchase of Units of such Fund. Assets invested through the American Bar Association Members Plans sponsored by ABA Retirement Funds are held under the American Bar Association Members Retirement Trust (the “Retirement Trust”), and assets invested through individually designed plans are held under the American Bar Association Members Pooled Trust for Retirement Plans (the “Pooled Trust”). Northern Trust is the sole trustee of each of the Retirement Trust and Pooled Trust, which we refer to collectively as the “ABA Members Trusts.”

The Stable Asset Return Fund invests in high quality fixed-income instruments, investment contracts, and other fixed-income investments. The Bond Core Plus Fund invests in debt securities of varying maturities. The Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund invest in equity securities of various types. The Index Funds are a group of six collective investment funds, each of which is designed to replicate the investment performance of a specific securities index. The Real Asset Return Fund seeks to provide investors with investment returns in excess of inflation. The Retirement Date Funds are a group of five diversified investment funds, each of which is designed to correspond to a particular time horizon to retirement. The Target Risk Funds are a group of three diversified investment funds, each of which is designed to represent risk and reward characteristics that reflect a particular level of investment risk such as conservative, moderate or aggressive. In addition, assets contributed under the Program may be invested in publicly traded debt and equity securities and shares of numerous mutual funds through the Self-Managed Brokerage Account.

Interests in each Fund are represented by Units of beneficial interest. Each Unit represents an equal pro rata interest in the net assets of a Fund. The Collective Trust’s Declaration of Trust provides that any creditor of, or other person having any claim of any type against, a Fund, may look only to the assets of such Fund for payment of obligations of such Fund, and that every contract, instrument, certificate or undertaking of or on behalf of any Fund shall be conclusively deemed to have been executed only by or for that Fund and no Fund shall be answerable for any obligation assumed or liability incurred by any other Fund. The enforceability of these provisions has not, to the knowledge of the Collective Trust, been tested, and the Collective Trust believes that, under its governing law, the Funds have no separate legal existence and exist only as sub-trusts of the Collective Trust. Moreover, neither the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), nor the laws under which the Collective Trust is organized, have any specific statutory provision deeming assets of one sub-trust created under a trust to be unavailable to creditors of other sub-trusts so created. In the unlikely event that a particular Fund were not to have sufficient net assets with which to satisfy its obligations, it is possible that a court could determine that the assets of the other Funds could be available to satisfy those obligations.

Although the Funds are similar in some respects to registered open-end management investment companies, commonly referred to as mutual funds, the Funds are not required to be and are not registered as investment companies under the Investment Company Act of 1940 and are not subject to compliance with the requirements of that Act. Units representing interests in the Funds are held by Northern Trust, as trustee of the ABA Members Trusts. Neither the Units nor the assets of the Funds are subject to the claims of the creditors of Northern Trust or Northern Trust Investments. The Units are not insured by the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve or any other governmental agency and are not deposits of Northern Trust, Northern Trust Investments or any other bank. The activities of each of Northern Trust Investments and Northern Trust in connection with the operation and management of the Collective Trust and the ABA Members Trusts, respectively, are subject to the requirements of ERISA, a federal statute specifically designed to regulate the activities of pension plan fiduciaries.

There are no voting rights connected with the ownership of Units. No officer of the Collective Trust or officer or director of Northern Trust Investments owns, beneficially or of record, any Units of beneficial interest in the Collective Trust. As of December 31, 2010, no person or entity vested with investment responsibility for the assets contributed to the Program owned more than 5% of the Units of beneficial interest in the Collective Trust or in any Fund offered thereunder, except that one Participant owned 5.64% of the outstanding Units of the 2010 Retirement Date Fund and one Participant owned 9.99% of the outstanding Units of the Conservative Risk Fund.

Units in the Funds are not “redeemable securities” within the meaning of the Investment Company Act of 1940 because the holder does not have an entitlement to receive approximately the holder’s proportionate share of the Collective Trust’s current net assets or the cash equivalent thereof (or the current net assets or cash equivalent thereof of any Fund) upon presentation of the Units to the Collective Trust. However, each Unit entitles its holder to exercise investment rights that are substantially similar to the rights of holders of “redeemable securities” issued by a mutual fund. Units in each Fund may be liquidated on each Business Day (subject to applicable restrictions under the terms of the Program) for cash equal to the per Unit net asset value of the Fund. In addition, transfers may be made among the Funds (subject to applicable restrictions under the terms of the Program) based on the relevant per Unit net asset values.

References in this Report to “Business Day” mean any day that the New York Stock Exchange is open for trading.

For purposes of the following descriptions of the Funds, and the description of the Balanced Fund, investments by a Fund directly or indirectly in collective investment funds maintained by State Street Bank or Northern Trust Investments, and investments by the Balanced Fund made in the Bond Core Plus Fund and the Large Cap Equity Fund, are generally treated as investments in the underlying securities held by those funds.

MANAGED FUNDS

Assets contributed or held under the Program are eligible for investment in the following five Managed Funds, each of which is an actively managed collective investment fund designed to achieve a specific investment objective. Each of the Stable Asset Return Fund, the Bond Core Plus Fund and the International All Cap Equity Fund was established in September 1995. The Collective Trust established the Large Cap Equity Fund and the Small-Mid Cap Equity Fund as investment options as of July 2, 2009.

STABLE ASSET RETURN FUND

Effective December 8, 2010, the Stable Asset Return Fund was restructured. In connection therewith, Northern Trust Investments hired a new line-up of Investment Advisors to the Fund, replaced certain Benefit Responsive Providers and reduced the portion of the Fund invested in Short-Term Investment Products, resulting in an increase in the Fund’s duration. This section describes the structure of the Fund as of December 31, 2010.

Investment Objective. The investment objective of the Stable Asset Return Fund is to provide current income consistent with the preservation of principal and liquidity. There can be no assurance that the Stable Asset Return Fund will achieve its investment objective.

Strategy. The Stable Asset Return Fund invests in investment contracts, which we refer to as Traditional Investment Contracts, so-called “Synthetic GICs” with associated underlying assets, and high-quality fixed-income instruments, which we refer to as Short Term Investment Products. Such investments may be made directly by the Fund or indirectly through its investment in other collective investment funds maintained by one or more banks, including Northern Trust Investments.

As discussed above, the Fund may invest in Traditional Investment Contracts issued by insurance companies, banks and certain other financial institutions. Traditional Investment Contracts are investment contracts pursuant to which the issuer agrees to pay stated interest over its term and repay principal at the end of its term. All such Traditional Investment Contracts must be benefit responsive, meaning that they are responsive to qualifying withdrawal, transfer and benefit payment requests, which we refer to as Benefit Responsive Withdrawals, at book value and will satisfy any other conditions as may be required so that each such contract can be accounted for and valued at book value, i.e., cost plus accrued interest, under GAAP. The Fund also may invest in Synthetic GICs issued by banks, insurance companies or other financial institutions. A Synthetic GIC is an arrangement comprised of (i) an investment in one or more underlying securities and (ii) a separate contract, which we refer to as a Benefit Responsive Contract, issued for a fee, typically asset-based, by a bank, insurance company or other financial institution, that allows the Fund to account for and value the underlying assets subject to such Benefit Responsive Contract at book value and permits such underlying assets to be credited each with interest at a rate agreed to with the issuer of the Benefit Responsive Contract (which rate is adjusted periodically, but not below zero, to reflect the difference between book value and fair market value of the underlying securities of the Synthetic GIC) for purposes of permitting the contract to be accounted for and valued at book value under GAAP. The underlying securities of Synthetic GIC arrangements generally consist of high quality, fixed-income debt instruments that may be held through collective investment funds.

The Benefit Responsive Contracts held by the Fund require that a “liquidity buffer” be maintained to fund participant withdrawal, transfer and benefit payment requests prior to liquidating any less liquid or longer dated fixed-income investments that might need to be sold at prices other than their values in order to satisfy Benefit Responsive Withdrawals. The NTGI Collective Government Short-Term Investment Fund, or a comparable third-party collective fund, is utilized to provide the necessary “liquidity buffer” for the Fund. The Benefit Responsive Contracts do not guarantee the performance of the underlying securities or collective investment funds in which the Fund invests and do not protect against defaults of the issuers of the securities held by the Fund, whether directly or through collective investment funds. Rather, the Benefit Responsive Contracts are designed to reimburse the Fund, to the extent necessary and subject to various limitations and conditions, if the Fund has insufficient assets to pay qualifying Benefit Responsive Withdrawals from the Fund, such as might result from losses on the sale of the underlying securities held by the Fund that are not offset, over time, by a reduced crediting rate or by gains from the sales of other securities. Traditional Investment Contracts also include comparable benefit responsive provisions.

As of December 31, 2010, the Stable Asset Return Fund’s assets were indirectly invested in approximately the following proportions: 10% to 15% invested in the NTGI Collective Government Short-Term Investment Fund, or a comparable third-party collective fund (which is used as a liquidity buffer), and 85% to 90% invested in Benefit Responsive Contracts. As of December 31, 2010, duration of the Fund was 2.09 years. Duration is a measure of the expected life of a fixed-income security based on a present value of all the payments of the security. The duration of the Fund cannot exceed 3.50 years.

Investment Guidelines and Restrictions. U.S. Government Obligations. The Fund may invest in a variety of obligations of the United States government and its agencies and instrumentalities, which we refer to as U.S. Government Obligations, including bills and notes issued by the U.S. Department of the Treasury and securities issued by agencies of the U.S. government, such as the Farmers Home Administration, the Export-Import Bank of the United States, the Small Business Administration, the Government National Mortgage Association, the General Services Administration and the Maritime Administration.

Repurchase Agreements. The Fund may enter into repurchase agreements with a variety of banks and broker-dealers. In a repurchase agreement transaction, the Fund acquires securities (usually U.S. Government Obligations) for cash and obtains a simultaneous commitment from the seller to repurchase the securities at an agreed upon price and date. The resale price is in excess of the acquisition price and reflects an agreed upon market rate of interest unrelated to the stated rate of interest on the purchased security. The difference between the sale and the repurchase price is, in effect, interest for the period of the agreement. In such transactions, the securities purchased by the Stable Asset Return Fund will, at the time of purchase, have a total value at least equal to the amount of the repurchase price and will be held by the Fund until repurchased.

Instruments Issued by Foreign Entities. The Fund may invest in U.S. dollar-denominated instruments issued by foreign banks and foreign branches of U.S. banks. The Fund also may invest in U.S. dollar-denominated instruments issued by foreign governments, their political subdivisions, governmental authorities, agencies and instrumentalities and supranational organizations. A supranational organization is an entity designated or supported by the national government of one or more countries to promote economic reconstruction or development. Examples of supranational organizations include, among others, the European Investment Bank, the International Bank for Reconstruction and Development (World Bank) and the Nordic Investment Bank.

“When-Issued” Securities. The Fund may commit to purchasing securities on a “when-issued” basis, such that payment for and delivery of a security will occur after the date that the Fund commits to purchase the security. The payment obligation and the interest rate on the security are each fixed at the time of the purchase commitment. Prior to payment and delivery, however, the Fund will not receive interest on the security and will be subject to the risk of a loss if the value of the when-issued security is less than the purchase price at the time of delivery.

Asset-Backed Securities. The Fund is permitted to invest in asset-backed securities (including collateralized mortgage obligations, which we refer to as CMOs, and other derivative mortgage- backed securities), subject to the rating and quality requirements specified for the Fund. Asset-backed securities are issued by trusts and special purpose entities that securitize various types of assets, such as automobile and credit card receivables. To the extent that asset-backed securities in which the Fund invests involve any form of derivative, investments in those securities may be subject to certain risks and uncertainties, including risks and uncertainties caused by the implementation of the Reform Act, as described in further detail below. See “Derivative Instruments.”

Credit Quality. Except with respect to U.S. Government Obligations, the Fund may invest in high-quality short-term instruments, which we refer to as Short-Term Investment Products, only if at the time of purchase, the instrument is (i) rated in one of the three highest rating categories applicable to corporate bonds (including the subcategories such as AA+ and AA- within such rating categories) by at least two nationally recognized statistical rating organizations, at least one of which must be Standard & Poor’s Corp., which we refer to as S&P, or Moody’s Investors Service, Inc., which we refer to as Moody’s, (ii) rated in the highest rating category applicable to commercial paper by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s, or (iii) if unrated, issued or guaranteed by an issuer that has other comparable outstanding instruments that are so rated or is itself rated in one of the two highest rating categories (including the subcategories such as AA+ and AA- within such rating categories) by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s. For purposes of this restriction, an investment in a repurchase agreement will be considered to be an investment in the securities that are the subject of the repurchase agreement.

The Fund may not invest in any Traditional Investment Contract unless, at the time of purchase, the Traditional Investment Contract or the issuer of the Traditional Investment Contract is rated in one of the two highest rating categories (including the sub-categories within such categories) by at least three nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s. Notwithstanding the foregoing, the minimum credit quality of each Benefit Responsive Provider must be rated at least A3/A- by at least one nationally recognized statistical rating organization at the time of initial placement. The average quality of the Fund’s Benefit Responsive contracts is expected to be maintained at a rating of at least A3/A-.

Diversification. Except for Traditional Investment Contracts and U.S. Government Obligations, the Fund may not invest more than 5% of its assets in securities of a single issuer, determined at the time of purchase. For purposes of this 5% limitation, investments in collective investment funds are considered to be investments in the underlying securities held by such collective investment funds, and investments in repurchase agreements are considered to be investments in the securities that are the subject of such repurchase agreements. Other than Traditional Investment Contracts, the Fund may not invest more than 10% of its net assets in illiquid securities, including repurchase agreements with maturities of greater than seven days or portfolio securities that are not readily marketable or redeemable, determined at the time of purchase. The proportion of the assets of the Fund invested in Traditional Investment Contracts of any one insurance company, bank or financial institution generally may not be greater than 15% of the aggregate value of Traditional Investment Contracts included in the Fund’s portfolio, and in no event greater than 20%, in each issuer’s case determined at the time of purchase. These requirements do not apply to the issuers of the Benefit Responsive Contracts in connection with Synthetic GIC arrangements.

For temporary defensive purposes or by reason of the unavailability of sufficient Benefit Responsive Providers, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors—Credit Risk.”

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

Asset-Backed Securities. Asset-backed securities may involve credit risks resulting primarily from the fact that asset-backed securities are issued by trusts or special purpose entities with no other assets and usually do not have the benefit of a complete security interest in the securitized assets. For example, credit card receivables generally are unsecured, and the debtors are entitled to the protection of a number of state and Federal consumer credit laws, some of which may reduce the investor’s ability to obtain full payment. CMO residuals and other mortgage- related securities may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on the Fund’s yield to maturity from these securities.

Risk of Reliance on Industry Research. The Fund is dependent to a significant extent on information and data obtained from a wide variety of sources to assess the credit quality of securities in which it proposes to invest, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies and other materials prepared by third parties. There may be limitations on the quality of such information, data, publications, research and ratings, which the Fund’s Investment Advisors or the Trustee may not independently verify. For instance, certain asset-backed securities, such as sub-prime collateralized mortgage obligations (CMOs) and securities backed by bond insurance, that initially received relatively high credit ratings were, in connection with the credit markets turbulence that began in late 2007, subsequently significantly downgraded as the investment community came to realize that there may have been previously unanticipated risks associated with these securities. There is a risk of loss associated with securities even if initially determined to be of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments, which often are highly complex.

Credit Risk. Each Short-Term Investment Product purchased by the Fund will be subject to the risks of default by the issuer and the non-payment of interest or principal that are usually associated with unsecured borrowings.

Traditional Investment Contracts. Although the Fund may not invest in any Traditional Investment Contract unless certain rating standards are satisfied at the time that the Traditional Investment

Contract is issued, the financial condition of an issuer may change prior to a contract’s maturity. The Fund generally cannot readily dispose of a Traditional Investment Contract prior to its maturity in the event of the deterioration of the financial condition of the issuer. In addition, to the extent that a higher percentage of assets of the Stable Asset Return Fund are committed to Traditional Investment Contracts of a single issuer, the Fund will be subject to a greater risk that the deterioration of the financial condition or a default by that issuer will have a material adverse effect on the Fund.

Benefit Responsive Contracts. In order for the Fund, as currently configured, to use book value accounting and not utilize fair market valuations of its assets, it must be able to secure sufficient Benefit Responsive Contracts from insurance companies, banks or other financial institutions, which we refer to as Benefit Responsive Providers, in connection with Synthetic GIC arrangements. Under the terms of the Benefit Responsive Contracts, a material deterioration in the credit quality of securities underlying a Synthetic GIC arrangement or a specified credit downgrade of such securities may result in such securities no longer being covered by the Benefit Responsive Contracts, and thus require that such securities be reported at market value rather than book value.

Liquidity. In the unlikely event that the amount of marketable assets held by the Fund and the Benefit Responsive Withdrawal feature of the investment contracts held by the Fund is insufficient to satisfy all withdrawal and transfer requests immediately, the Fund may limit or suspend withdrawals and transfers. For more information on these restrictions, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

Valuation of Assets. The methods used to value assets of the Fund described below under “Stable Asset Return Fund—Risk Factors—Valuation of Units” provide certainty in valuation but can result in the overvaluation or undervaluation of a particular security or investment contract when compared to its market value, and the longer the maturity of a particular security or investment contract, the greater the exposure to the risk of such overvaluation or undervaluation. Also, the yield of the Fund will differ from market interest rates, and its yield will tend to change more slowly than market interest rates. If a holder of Units in the Fund were to receive a distribution from, or make a transfer out of, the Fund at a time when the market value of its assets was less than the book value used to compute its Unit value, the holder would be overpaid based on market price and the market value of the Units in the Fund held by its remaining holders would be diluted. Conversely, if a holder were to receive a distribution from, or make a transfer out of, the Fund at a time when its market value was more than the book value used to compute its Unit value, the holder would be underpaid (based on market price) and the value of interests in the Fund of its remaining holders would be increased. Along the same lines, if a purchaser were to acquire Units in the Fund at a time when the market value of its assets was less than (more than) the book value used to compute its Unit value, the purchaser would overpay (underpay) based on market price and the market value of the Units in the Fund held by the remaining holders of Units in the Fund would be enhanced (diluted). Such differences will occur to the extent market interest rates differ from the interest rates on the securities and investment contracts held by the Fund. Also, if the financial condition of an issuer of an investment contract (whether traditional or synthetic) were to seriously deteriorate, the contract might no longer qualify for contract (or book) value accounting. Northern Trust Investments monitors the market value of the investment contracts, investment securities subject to Synthetic GIC arrangements and Short-Term Investment Products held by the Fund. If Northern Trust Investments were to determine that the per Unit net asset value of the Fund has deviated from the net asset value determined by using available market quotations or market equivalents (market value) for investment contracts, investment securities subject to Synthetic GIC arrangements and Short-Term Investment Products to a large enough extent that it might result in a material dilution or other unfair result to holders of Units, Northern Trust Investments might adjust the per Unit net asset value of the Fund or take other action that it deems appropriate to eliminate or reduce, to the extent reasonably practicable, the dilution or other unfair result. The impact, if any, to the investors in the Fund will depend on the severity of the event.

Valuation of Units. Unlike the other Funds, assets of the Fund are not valued at fair market value. The values of Short-Term Investment Products held by the Fund are determined according to “Amortized Cost Pricing.” Under Amortized Cost Pricing, when an instrument is acquired by the Fund, it is valued at its cost, and thereafter that value is increased or decreased by amortizing any discount or premium on a constant basis over the instrument’s remaining maturity. Traditional Investment Contracts and Synthetic GICs held by the Fund are benefit responsive (that is, responsive to withdrawal, transfer and benefit payment requests) and, hence, under generally accepted accounting principles applicable to Benefit Responsive Contracts, are valued at their contract values (book values), i.e., principal plus accrued interest at the stated crediting rate. Any fluctuations in the market value of the assets covered by Benefit Responsive Contracts are not taken into account in determining the Fund’s Unit value. The Fund’s Unit value is increased each Business Day by the amount of net income accrued for that day at the stated crediting rate, and such accrued income is reinvested in the Fund. In accordance with accounting rules applicable to the methods used by the Fund to value its assets, no additional assets of defined benefit plans may be contributed or transferred to the Fund. However, any assets of defined benefit plans invested in the Fund prior to January 15, 2006 may remain so invested, including any earnings thereon.

Performance Information. The Stable Asset Return Fund may, from time to time, report its performance in terms of its yield and effective yield. The Fund’s yield is determined based upon historical earnings and is not intended to indicate future performance. The yield of the Fund refers to the income return for a day multiplied by the number of days in a year to show the one day return on an annualized basis. The effective yield is calculated similarly but, when annualized, the income earned by an investment in the Fund is assumed to be reinvested. The effective yield will be slightly higher than the yield because of the compounding effect of this assumed reinvestment. Fund management fees reduce yield and effective yield.

Investment Advisors. Northern Trust Investments has retained Galliard Capital Management, Inc., which we refer to as Galliard, to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Fund. In addition to providing advice with respect to a portion of the Fund, Galliard is also responsible for making recommendations regarding the retention of Investment Advisors for the portions of the Fund it does not manage. Based on such recommendations Northern Trust Investments has also retained Jennison Associates LLC and Pacific Investment Management Company, LLC, which we refer to as Jennison and PIMCO, respectively, to serve as additional Investment Advisors to the Fund. As of December 31, 2010, approximately 55%, 17%, 15% and 13% of the assets of the Fund were allocated to, respectively, Galliard, Jennison, PIMCO and the NTGI Collective Government Short-Term Investment Fund. Northern Trust Investments may, in the future, subject to consultation with Galliard, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof. Information regarding the Fund’s Investment Advisors is set forth below.

Galliard is located at 800 LaSalle Avenue, Minneapolis, Minnesota 55402. Galliard is a wholly owned subsidiary of Wells Fargo & Company. As of December 31, 2010, Galliard had assets under management of approximately $67.6 billion. Galliard provides advice with respect to a portion of the Fund as determined, from time to time, by Northern Trust Investments.

Jennison is located at 466 Lexington Avenue, New York, New York 10017 and was founded in 1969. Jennison is an indirect wholly-owned subsidiary of Prudential Financial, Inc., a full-scale global financial services organization located at 751 Broad Street, Newark, New Jersey 07012. As of December 31, 2010 Jennison had approximately $123.9 billion in assets under management. Jennison also serves as an Investment Advisor to the Large Cap Equity Fund.

Pacific Investment Management Company LLC, which we refer to as PIMCO. PIMCO was founded in Newport Beach, California in 1971 and is a majority owned subsidiary of Allianz Global Investors of

America L.P., whose ultimate parent is Allianz SE, a European-based, multinational insurance and financial services holding company. PIMCO’s principal place of business is 840 Newport Center Drive, Suite 100, Newport Beach, California 92660. As of December 31, 2010, PIMCO has approximately $1.24 trillion in assets under management. PIMCO also serves as an Investment Advisor to the Bond Core Plus Fund.

Transfer Restrictions. Effective on or about May 1, 2011, it is expected that direct transfers from the Stable Asset Return Fund to a Self-Managed Brokerage Account no longer will be permitted. There will continue to be no restrictions on transfers from the Stable Asset Return Fund to other Funds available under the Collective Trust, but the amount transferred from the Stable Asset Return Fund to any other Fund cannot be transferred from such other Fund to a Self-Managed Brokerage Account until 90 days have passed since the date of such transfer. To the extent that an amount transferred from the Stable Asset Return Fund to another Fund is again transferred to another Fund, such amount cannot be transferred to a Self-Managed Brokerage Account until 90 days have passed since the date of the initial transfer from the Stable Asset Return Fund. For more information on these restrictions, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

BOND CORE PLUS FUND

Investment Objective. The investment objective of the Bond Core Plus Fund is to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed-income securities. There can be no assurance that the Bond Core Plus Fund will achieve its investment objective.

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

Investment Guidelines and Restrictions. The Bond Core Plus Fund will invest primarily in the following types of securities, which may be issued by domestic or foreign entities and denominated in

U.S. dollars or foreign currencies (subject to a 20% limit on foreign securities): U.S. Government Obligations; corporate debt securities; corporate commercial paper; mortgage-backed securities; asset-backed securities; variable and floating rate debt securities; bank certificates of deposit, fixed time deposits and bankers’ acceptances; repurchase agreements; obligations of foreign governments or their subdivisions, agencies and instrumentalities, international agencies or supranational entities; and foreign currency denominated securities. The securities of foreign companies may be held by the Fund directly or indirectly through American Depositary Receipts or European Depositary Receipts. The Bond Core Plus Fund also invests in convertible securities, preferred stock, common stock acquired through conversions or exchange offers, inflation-indexed bonds issued by both governments and corporations, structured notes, including hybrid or “indexed” securities, catastrophe bonds, and loan participations, delayed funding loans and revolving credit facilities, reverse repurchase agreements, and debt securities issued by states or local governments and their agencies, authorities and other instrumentalities. The Bond Core Plus Fund may hold different percentages of the assets in these various types of securities. The Fund will seek to maintain a minimum average credit quality rating of AA. At least 90% of the Fund’s total fixed-income portfolio will consist of bonds rated investment grade by at least one nationally recognized rating agency. No more than 1% of the fixed-income portfolio’s non-investment grade investments will be securities of a single issuer, and all such non-investment grade investments will have a credit quality rating of at least B (or be determined by the Investment Advisor to be of comparable quality) at the time of purchase.

For the purpose of realizing income, the Bond Core Plus Fund may enter into repurchase agreements, but may not invest more than 15% of its total assets in repurchase agreements maturing more than seven days after purchase. In a repurchase agreement transaction, the Fund acquires securities (usually U.S. Government Obligations) for cash and obtains a simultaneous commitment from the seller to repurchase the securities at an agreed upon price and date. The resale price is in excess of the acquisition price and reflects an agreed upon market rate of interest unrelated to the coupon rate on the purchased security. The difference between the sale and the repurchase price is, in effect, interest for the period of the agreement. In such transactions, the securities purchased by the Fund will, at the time of purchase, have a total value at least equal to the amount of the repurchase price and will be held by the Fund until repurchased. Northern Trust Investments monitors the value of the underlying securities to verify that their value, including accrued interest, always equals or exceeds the repurchase price.

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

The Bond Core Plus Fund will limit its foreign investments to securities of companies based in developed countries (including newly industrialized countries, such as Taiwan, South Korea and Mexico); provided that the Bond Core Plus Fund may invest up to 10% of its total assets in securities of companies located in countries with emerging economies, as from time to time identified by the World Bank, determined at the time of purchase. Currently, these countries are located primarily in the Asia Pacific Region, Eastern Europe, Central and South America and Africa.

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

TBA Commitments. The Bond Core Plus Fund may enter into “to be announced” commitments, which we refer to as TBA commitments, to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for the security that is subject of a TBA commitment has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if the Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Bond Core Plus Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Risk Factors—’When Issued’ Securities.”

Mortgage-Related Securities. Mortgage-related securities include securities that directly or indirectly represent a participation in, or are secured by and payable from, mortgage loans on real property, such as collateralized mortgage obligation residuals or stripped mortgage-backed securities, and may be structured in classes with rights to receive varying proportions of principal and interest. The yield to maturity on an interest-only class is extremely sensitive to the rate at which principal payments (including prepayments) are made on the related underlying mortgage assets, and a rapid rate of principal payments may have a material adverse effect on an investor’s yield to maturity from these securities. Early repayment of principal on some mortgage-related securities (arising from prepayments of principal due to the sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred) may expose the Bond Core Plus Fund to a lower rate of return upon reinvestment of principal. Moreover, the Fund is dependent to a significant extent on information and data obtained from a wide variety of sources to assess the credit quality of securities in which it proposes to invest, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies, and other materials prepared by third parties. There may be limitations on the quality of such information, data, publications, research and ratings, which the Fund’s Investment Advisor or the Trustee may not independently verify. For instance, certain asset-backed securities, such as sub-prime collateralized mortgage obligations (CMOs) and securities backed by bond insurance, that initially received relatively high credit ratings were, in connection with the credit market turbulence that began in 2007, subsequently significantly downgraded as the investment community came to realize that there may have been previously unanticipated risks associated with these securities. There is a risk of loss associated with securities even if initially determined to be relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments, which often are highly complex.

Short-Term Debt Instruments. The risk factors with respect to investing in various short-term instruments are similar to those applicable to short-term investments held by the Stable Asset Return Fund. See “Stable Asset Return Fund—Risk Factors—Credit Risk.”

Foreign Investing. Investing in the securities of companies in any foreign country involves special risks and considerations not typically associated with investing in U.S. companies. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile.

Emerging Markets Investing. Political and economic structures in many emerging market countries may be undergoing significant evolution and rapid development, and such countries may lack the social, political and economic stability characteristic of more developed countries. Governments in many emerging market countries participate to a significant degree in the countries’ economics and securities markets. As a result, the risks of investing in the securities of foreign companies generally, including the risks of nationalization or expropriation, may be heightened. The small size and inexperience of the securities markets, and a more limited volume of trading in securities, in certain of these countries may also make the Fund’s investments in securities of companies located in such countries illiquid and more volatile than investments in more developed countries, and the Fund may be required to establish special custody or other arrangements before making certain investments in these countries. There may be little financial or accounting information available with respect to companies located in certain of such countries, and it may be difficult as a result to assess the value or prospects of an investment in such companies. Emerging markets often have provided significantly higher or lower rates of return than developed markets, and significantly greater risks, to investors.

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

Risks of Investment in Derivatives. The Bond Core Plus Fund is subject to the risks associated with use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Bond Core Plus Fund increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover of the Fund was 1,164% for the twelve months ended December 31, 2010 and 1,422% for the twelve months ended December 31, 2009. The Fund’s portfolio turnover includes trades such as TBA rolls and buys/sells of commercial paper. The Fund believes that it is important to have the ability to seek higher returns using a diverse array of strategies and instruments, particularly in the highly sophisticated global market. Some of these strategies and instruments, particularly mortgages and derivatives, by their very nature necessitate a relatively high number of trades and trade entries.

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

Investment Advisor. Northern Trust Investments has retained Pacific Investment Management Company LLC, which we refer to as PIMCO, to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Bond Core Plus Fund. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

Pacific Investment Management Company LLC, which we refer to as PIMCO. PIMCO was founded in Newport Beach, California in 1971 and is a majority owned subsidiary of Allianz Global Investors of America L.P., whose ultimate parent is Allianz SE, a European-based, multinational insurance and financial services holding company. PIMCO’s principal place of business is 840 Newport Center Drive, Suite 100, Newport Beach, California 92660. As of December 31, 2010, PIMCO has approximately $1.24 trillion in assets under management. PIMCO also serves as an Investment Advisor to the Stable Asset Return Fund.

LARGE CAP EQUITY FUND

Investment Objective. The investment objective of the Large Cap Equity Fund is to achieve long-term growth of capital. Any income received is incidental to this objective. There can be no assurance that the Large Cap Equity Fund will achieve its investment objective.

Strategy. The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion. The Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to two or more Investment Advisors, in percentages determined at the discretion of Northern Trust Investments. Each Investment Advisor acts independently from the others and uses its own distinct investment style in selecting securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of Northern Trust Investments.

When determining the allocations and reallocations to the Investment Advisors, Northern Trust Investments will consider a variety of factors, including but not limited to the Investment Advisor’s style, historical performance and characteristics of allocated assets (including capitalization, growth and profitability measures, valuation metrics, economic sector exposures, and earnings and volatility statistics).

The Large Cap Equity Fund is actively managed. The Large Cap Equity Fund seeks to achieve growth of capital through investing primarily in common stocks of larger capitalization companies believed to be attractively priced relative to their future earnings power.

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

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors—Credit Risk.”

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

The portfolio turnover rate for the Fund may be higher than the rates for comparable funds with a single portfolio manager. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Thus, one Investment Advisor for the Fund may be selling a security when another Investment Advisor for the Fund is purchasing that same security. Additionally, when the Fund replaces an Investment Advisor, the new Investment Advisor may restructure the investment portfolio, which may increase the Fund’s portfolio turnover rate. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions for the Fund. A high portfolio turnover rate (100% of more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce the Fund’s return. Portfolio turnover of the Fund was 118% for the twelve months ended December 31, 2010 and 68% for the period from its inception date, July 2, 2009, to December 31, 2009.

Investment Advisors. The Fund utilizes a “multi-manager” approach whereby the Fund’s assets are allocated to two or more Investment Advisors, in percentages determined at the discretion of Northern Trust Investments. Each Investment Advisor acts independently from the others and uses its own distinct style in selecting securities. Each Investment Advisor has investment discretion and makes all determinations with respect to the investment of assets of the Fund allocated to it, subject to the Fund’s objectives, guidelines and restrictions and the general supervision of Northern Trust Investments.

Northern Trust Investments determines the percentage of the assets of the Fund to be allocated to each Investment Advisor. Income and gains attributable to the assets allocated to each Investment Advisor remain allocated to that portion unless and until reallocated by Northern Trust Investments, and any differences in relative investment performance of the Investment Advisors of the Fund can change the percentage of total assets of the Fund comprising each portion. Northern Trust Investments allocates contributions and transfers to, and withdrawals and transfers from, the Large Cap Equity Fund between the Investment Advisors of the Fund in a manner intended to achieve the targeted allocations of the Fund’s assets.

Northern Trust Investments has retained the following organizations to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Large Cap Equity Fund. As of December 31, 2010, approximately 23%, 27%, 20% and 30% of the assets of the Large Cap Equity Fund were allocated to, respectively, Columbus Circle Investors, Delaware Investment Advisers, Jennison Associates LLC and C.S. McKee, L.P. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

Columbus Circle Investors, which we refer to as CCI. CCI is located at One Station Place, Stamford, Connecticut 06902 and was founded in 1975. In January 2005, Principal Global Investors acquired a 70% interest in CCI; the remainder of CCI is owned by employees of the firm. As of December 31, 2010, CCI had assets under management of approximately $17.0 billion.

Delaware Investment Advisers, which we refer to as Delaware Investments. Delaware Investments is located at 2005 Market Street, Philadelphia, Pennsylvania 19103 and was founded in 1929. Delaware Investments is a series of Delaware Management Business Trust, which is an indirect subsidiary of Macquarie Group Limited, a Sydney, Australian-headquartered global provider of banking, financial, advisory, investment, and funds management services. Other entities in the corporate chain of control of which Delaware Investments is a direct or indirect subsidiary include Delaware Management Company, Inc., Delaware Investments U.S., Inc., DMH Corp., Delaware Management Holdings, Inc. and Macquarie Bank Limited. As of December 31, 2010, Delaware Investments had assets under management of approximately $150.3 billion.

Jennison Associates LLC, which we refer to as Jennison. Jennison is located at 466 Lexington Avenue, New York, New York 10017 and was founded in 1969. Jennison is an indirect wholly-owned subsidiary of Prudential Financial, Inc., a full-scale global financial services organization located at 751 Broad Street, Newark, New Jersey 07012. As of December 31, 2010, Jennison has approximately $123.9 billion in assets under management. Jennison also serves as an Investment Advisor to the Stable Asset Return Fund.

C.S. McKee, L.P., which we refer to as C.S. McKee. C.S. McKee is located at One Gateway Center, Pittsburgh, Pennsylvania 15222. Founded in 1931, C.S. McKee is an employee-owned institutional investment advisor. In 1987, C.S. McKee became a wholly-owned subsidiary of United Asset Management Corporation, which was purchased by London-based Old Mutual PLC in 2000. In 2001, the firm was repurchased by its employees. As of December 31, 2010, C.S. McKee had approximately $11.6 billion in assets under management.

SMALL-MID CAP EQUITY FUND

Investment Objective. The investment objective of the Small-Mid Cap Equity Fund is to achieve long-term growth of capital. Any income received is incidental to this objective. There can be no assurance that the Small-Mid Cap Equity Fund will achieve its investment objective.

Strategy. The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market through investing primarily in common stocks of small to medium capitalization companies believed to be attractively priced relative to their future earnings power. The Fund invests primarily in common stocks and other equity-type securities of U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion. The Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to two or more Investment Advisors, in percentages determined at the discretion of Northern Trust Investments. Each Investment Advisor acts independently from the others and uses its own distinct investment style in selecting securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of Northern Trust Investments.

When determining the allocations and reallocations to the Investment Advisors, Northern Trust Investments will consider a variety of factors, including but not limited to the Investment Advisor’s style, historical performance and characteristics of allocated assets (including capitalization, growth and profitability measures, valuation metrics, economic sector exposures, and earnings and volatility statistics).

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

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors—Credit Risk.”

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Small-Mid Cap Equity Fund’s performance. The portfolio turnover rate for the Fund may be higher than the rates for comparable funds with a single portfolio manager. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Thus, one Investment Advisor for the Fund may be selling a security when another Investment Advisor for the Fund is purchasing that same security. Additionally, when the Fund replaces an Investment Advisor, the new Investment Advisor may restructure the investment portfolio, which may increase the Fund’s portfolio turnover rate. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions for the Fund. A high portfolio turnover rate (100% of more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce the Fund’s return. Portfolio turnover of the Fund was 104% for the twelve months ended December 31, 2010 and 61% for the period from its inception date, July 2, 2009, to December 31, 2009.

Investment Advisors. The Fund utilizes a “multi-manager” approach whereby the Fund’s assets are allocated to two or more Investment Advisors, in percentages determined at the discretion of Northern Trust Investments. Each Investment Advisor has investment discretion and makes all determinations with respect to the investment of assets of the Fund allocated to it, subject to the Fund’s objective, guidelines and restrictions and the general supervision of Northern Trust Investments.

Northern Trust Investments determines the percentage of the assets of the Fund to be allocated to each Investment Advisor. Income and gains attributable to the assets allocated to each Investment Advisor remain allocated to that portion unless and until reallocated by Northern Trust Investments, and any differences in relative investment performance of the Investment Advisors of the Fund can change the percentage of total assets of the Fund comprising each portion. Northern Trust Investments allocates contributions and transfers to, and withdrawals and transfers from, the Small-Mid Cap Equity Fund between the Investment Advisors of the Fund in a manner intended to achieve the targeted allocations of the Fund’s assets.

Northern Trust Investments has retained the following organizations to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Small-Mid Cap Equity Fund. As of December 31, 2010, approximately 22%, 10%, 22%, 10%, 10%, 15% and 10% of the assets of the Small-Mid Cap Equity Fund were allocated to, respectively, Denver Investment Advisors LLC, Frontier Capital Management Co. LLC, LSV Asset Management, Allianz Global Investors Capital LLC, Riverbridge Partners, Systematic Financial Management, L.P. and TCW Investment Management Company. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

Denver Investment Advisors LLC (d/b/a Denver Investments), which we refer to as DIA. DIA is located at 1225 17th Street, Denver, Colorado 80202 and was founded in 1958. The firm is 100% employee owned. Ownership in the firm is divided among 31 investment professionals, with no one person owning greater than 11%. As of December 31, 2010, DIA had assets under management of approximately $9.0 billion.

Frontier Capital Management Co. LLC, which we refer to as Frontier. Frontier is located at 99 Summer Street, Boston, Massachusetts 02110. Founded in 1980, the firm has managed growth-oriented portfolios since its inception. Frontier largely serves institutional clients, which represent approximately 90% of the firm’s assets under management. The remaining 10% is comprised largely of non-institutional clients, primarily high net-worth individuals. In 2000, Frontier became an affiliate of Affiliated Managers Group, Inc. As of December 31, 2010, Frontier had assets under management of approximately $10.0 billion.

LSV Asset Management, which we refer to as LSV. LSV is located at 155 North Wacker Drive, Suite 4600, Chicago, Illinois 60606 and was founded in 1994. LSV is a Delaware general partnership. The general partnership is 58% collectively owned by the seventeen employee-partners of LSV. SEI Funds, Inc. owns the remaining 42% of the firm. As of December 31, 2010, LSV had assets under management of approximately $64.0 billion. LSV also serves as an Investment Advisor to the International All Cap Equity Fund.

Allianz Global Investors Capital LLC, which we refer to as AGI Capital. AGI Capital was formed from the integration of three affiliates, Oppenheimer Capital LLC (“OpCap” founded 1969), Nicholas-Applegate Capital Management LLC (“Nicholas-Applegate” founded 1984) and NFJ Investment Group (“NFJ” founded 1989). On July 1, 2010, all employees of Nicholas-Applegate and OpCap became employees of AGI Capital, and the transition of management of client assets from Nicholas-Applegate and OpCap to AGI Capital was initiated. AGI Capital has offices located in New York, Dallas and San Diego. The New York office is located at 1345 Avenue of the Americas, New York, NY 10105. As of December 31, 2010, AGI Capital had assets under management of approximately $49.3 billion, which includes NFJ assets.

Riverbridge Partners, which we refer to as Riverbridge. Riverbridge is located at 801 Nicollet Mall, Suite 600, Minneapolis, Minnesota 55402. Riverbridge was founded in 1987 and is an investment manager for institutions and high net worth individuals. Throughout its history, Riverbridge has remained an employee owned firm. As of December 31, 2010, Riverbridge had assets under management of approximately $2.5 billion.

Systematic Financial Management, L.P., which we refer to as Systematic. Systematic is located at 300 Frank W. Burr Blvd., Glenpointe East, 7th Floor, Teaneck, New Jersey 07666 and was founded in 1982. In 1995, a majority stake in the firm was sold to Affiliated Managers Group, Inc., a publicly traded company. As of December 31, 2010, Systematic had assets under management of approximately $9.6 billion.

TCW Investment Management Company, which we refer to as TCW. TCW is located at 865 South Figueroa Street, Los Angeles, California 90017 and was founded in 1971. In July 2001, TCW became an indirect subsidiary of Société Generale Asset Management, the asset management division of Société Generale, S.A. (“SG”). SG indirectly owns 80% of the equity interest in TCW. The remaining 20% is held by Amundi Group. As of December 31, 2010, TCW had assets under management of approximately $116.2 billion.

For the period from January 1, 2010 through June 16, 2010, OFI Institutional Asset Management, Inc. (“OFII”) served as an Investment Advisor to the Small-Mid Cap Equity Fund. OFII was terminated as an Investment Advisor effective June 17, 2010.

INTERNATIONAL ALL CAP EQUITY FUND

Investment Objective. The investment objective of the International All Cap Equity Fund is to provide long-term capital appreciation through a diversified portfolio of primarily non-U.S. equity securities. Any income received is incidental to this objective. There can be no assurance that the International All Cap Equity Fund will achieve its investment objective.

Strategy. The International All Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock market. The Fund will invest at least 80% of its assets in equity securities of companies domiciled outside the United States. The Fund may invest in companies of any size located in a number of countries throughout the world. Investing abroad increases the opportunities available to investors. Common stocks of foreign companies offer a way to seek long-term growth of capital. Many foreign countries may have greater potential for economic growth than the United States. Foreign investments also provide effective diversification for an all-U.S. portfolio, since historically their returns have not moved together with U.S. stocks over long time periods. Investing a portion of a portfolio in foreign stocks may enhance diversification while providing the potential to increase long-term capital appreciation. The International All Cap Equity Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. The Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to two or more Investment Advisors, in percentages determined at the discretion of Northern Trust Investments. Each Investment Advisor acts independently from the others and uses its own distinct investment style in recommending securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of Northern Trust Investments.

When determining the allocations and reallocations to the Investment Advisors, Northern Trust Investments will consider a variety of factors, including but not limited to the Investment Advisor’s style, historical performance and the characteristics of each Investment Advisor’s allocated assets (including capitalization, growth and profitability measures, valuation metrics, economic sector exposures, and earnings and volatility statistics).

As of December 31, 2010, the International All Cap Equity Fund was invested in securities of companies domiciled in approximately 36 countries. Under exceptional economic or market conditions abroad, the International All Cap Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under “Stable Asset Return Fund—Investment Guidelines and Restrictions—U.S. Government Obligations.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors—U.S. Government Obligations.”

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the International All Cap Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The portfolio turnover rate for the Fund may be higher than the rates for comparable funds with a single portfolio manager. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Thus, one Investment Advisor for the Fund may be selling a security when another Investment Advisor for the Fund is purchasing that same security. Additionally, when the Fund replaces an Investment Advisor, the new Investment Advisor may restructure the investment portfolio, which may increase the Fund’s portfolio turnover rate. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions for the Fund. A high portfolio turnover rate (100% or more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce the Fund’s return. Portfolio turnover for the Fund was 102% for the twelve months ended December 31, 2010 and 160% for the twelve months ended December 31, 2009.

Investment Advisors. The Fund utilizes a “multi-manager” approach whereby the Fund’s assets are allocated to two or more Investment Advisors, in percentages determined at the discretion of Northern Trust Investments. Each Investment Advisor has investment discretion and makes all determinations with respect to the investment of assets of the Fund allocated to it, subject to the Fund’s objectives, guidelines and restrictions and the general supervision of Northern Trust Investments.

Northern Trust Investments determines the percentage of the assets of the Fund to be allocated to each Investment Advisor. Income and gains attributable to the assets allocated to each Investment Advisor remain allocated to that portion unless and until reallocated by Northern Trust Investments, and any differences in relative investment performance of the Investment Advisors of the Fund can change the percentage of total assets of the Fund comprising each portion. Northern Trust Investments allocates contributions and transfers to, and withdrawals and transfers from, the International All Cap Equity Fund between the Investment Advisors of the Fund in a manner intended to achieve the targeted allocations of the Fund’s assets.

Northern Trust Investments has retained the following organizations to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the International All Cap Equity Fund. As of December 31, 2010 approximately 23%, 15%, 23%, 23% and 15% of the assets of the International All Cap Equity Fund were allocated to, respectively, Altrinsic Global Advisors, LLC, Eagle Global Advisors LLC, First State Investments International Limited, LSV Asset Management and Martin Currie Inc. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

Altrinsic Global Advisors, LLC, which we refer to as Altrinsic. Altrinsic is located at 8 Sound Shore Drive, Greenwich, Connecticut 06830. Altrinsic is a 100% employee owned firm that was established in 2000 to focus solely on global and international investment management on behalf of institutional investors around the world. As of December 31, 2010, Altrinsic had assets under management of approximately $10.6 billion.

Eagle Global Advisors LLC, which we refer to as Eagle. Eagle is located at 5847 San Felipe, Houston, Texas 77057. Eagle is an independent, employee owned investment management firm offering global, U.S. equity and international equity investment management services. The firm is 100% employee owned. As of December 31, 2010, Eagle had assets under management of approximately $2.5 billion.

First State Investments International Limited, which we refer to as First State. First State is located at 23 St. Andrew Square, Edinburgh, Scotland. First State is the international asset management division of Commonwealth Bank of Australia. As of December 31, 2010, First State had assets under management of approximately $14 billion.

LSV Asset Management, which we refer to as LSV. LSV, located at 155 North Wacker Drive, Suite 4600, Chicago, Illinois 60606, was founded in 1994. LSV is a Delaware general partnership. The general partnership is 58% collectively owned by the seventeen employee-partners of LSV. SEI Funds, Inc. owns the remaining 42% of the firm. As of December 31, 2010, LSV had assets under management of approximately $64.0 billion. LSV also serves as an Investment Advisor to the Small-Mid Cap Equity Fund.

Martin Currie Inc., which we refer to as Martin Currie. Martin Currie is located at 20 Castle Terrace, Edinburgh, Scotland. Martin Currie manages a variety of international equity strategies for clients around the world. The firm is independent and majority employee owned. As of December 31, 2010, Martin Currie had assets under management of approximately $17.6 billion.

Transfer Restrictions. The International All Cap Equity Fund maintains a transfer policy that restricts an Investor’s ability to make more than one transfer into the International All Cap Equity Fund within any 45 calendar day period. There is no restriction on an Investor’s ability to make transfers out of the Fund. Northern Trust Investments has adopted this policy for the International All Cap Equity Fund to prevent disruptions to the Fund that could potentially affect the investment performance of the Fund. For more information regarding this policy, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

INDEX FUNDS

Assets contributed or held under the Program are also eligible for investment in the following six Index Funds, each of which is designed to replicate the investment performance of a specific securities index. The All Cap Index Equity Fund was established in September 1995. The Collective Trust established the other five Index Funds as investment options in early 2009. State Street Bank serves as Investment Advisor to each of the Index Funds. State Street Global Advisors, which we refer to as SSgA, is the investment management division of State Street Bank and maintains various index funds into which the Index Funds invest.

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

Strategy. The Fund invests in U.S. Government Obligations and U.S. dollar-denominated corporate debt securities, mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. The Fund is managed duration-neutral to the Barclays Capital U.S. Aggregate Bond Index. The overall sector and quality weightings of the Fund are matched to those of the benchmark, with individual security selection based upon security availability and State Street Bank’s analysis of the security’s impact on the portfolio’s weightings. The Fund may seek to gain securities exposure by entering into TBA commitments. Barclays Capital and Barclays Bank PLC, which sponsor the Barclays Capital U.S. Aggregate Bond Index, do not sponsor the Bond Index Fund, and are not affiliated in any way with the Bond Index Fund.

Investment Guidelines and Restrictions. The Bond Index Fund invests primarily in securities representative of the investment grade bond market in the U.S. However, the Bond Index Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. Northern Trust Investments will not cause the Bond Index Fund to make any investment that is inconsistent with the restrictions applicable to the Bond Index Fund described under “Information with Respect to the Funds—Investment Prohibitions.” The Bond Index Fund concentrates in particular industries to the extent the Barclays Capital U.S. Aggregate Bond Index concentrates in those industries, and the Bond Index Fund may engage in transactions in derivatives, including, but not limited to, CMOs and other derivative instruments to the extent included in the Barclays Capital U.S. Aggregate Bond Index. The Bond Index Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

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

TBA Commitments. The Bond Index Fund may enter into TBA commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for the security that is the subject of a TBA commitment has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if deemed appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Bond Index Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Risk Factors—’When-Issued’ Securities.”

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the Bond Index Fund from the performance of the Barclays Capital U.S. Aggregate Bond Index, known as “tracking error,” can result from various factors, including purchases and redemptions of Units of the

Bond Index Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the Bond Index Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Bond Index Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Bond Index Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the Barclays Capital U.S. Aggregate Bond Index or the manner in which the performance of the Barclays Capital U.S. Aggregate Bond Index is calculated.

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in short-term debt or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors—Credit Risk.”

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

Portfolio turnover of the Bond Index Fund was 16% for the twelve months ended December 31, 2010 and 158% for the period from the Fund’s inception date, February 3, 2009, to December 31, 2009. This turnover reflects purchases and sales by the Fund of shares of the SSgA U.S. Bond Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA U.S. Bond Index Non-Lending Series Fund was 101% for the twelve months ended December 31, 2010 and 174% for the twelve months ended December 31, 2009.

Investment Advisor. Northern Trust Investments has retained State Street Bank to serve as Investment Advisor with respect to the Bond Index Fund. For its services, State Street Bank receives a fee payable from the Bond Index Fund’s assets at an annual rate of .04% of the total assets of the Bond Index Fund. The assets of the Bond Index Fund are invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund, which is a collective investment fund maintained by State Street Bank and which in turn invests its assets indirectly through other collective investment funds maintained by State Street Bank, including the Long U.S. Government Index Non-Lending Fund, the Intermediate U.S. Government Index Non-Lending Fund, the Long-Credit Index Non-Lending Fund, the Intermediate Credit Index Non-Lending Fund, the Mortgage Backed Index Non-Lending Fund, the Asset Backed Index Non-Lending Fund, and the Commercial Mortgage Backed Index Non-Lending Fund. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2010, State Street Bank had a total risk-based capital ratio of 19.9%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2010, State Street Bank and its affiliates on a consolidated basis had approximately $20.7 trillion of assets under custody and administration and had approximately $2.0 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

The “Barclays Capital U.S. Aggregate Bond Index” is a trademark of Barclays Capital, a division of Barclays Bank PLC.

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

Strategy. The Large Cap Index Equity Fund invests in securities of U.S. companies included in the S&P 500. The Large Cap Index Equity Fund may also hold U.S. Government Obligations, short-term fixed-income securities, equity index futures, exchange traded funds and other similar derivative instruments as deemed appropriate by State Street Bank. The Large Cap Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged S&P 500 stock index futures contracts. The S&P 500 represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500. As of February 28, 2011, the largest company in the S&P 500 had a market capitalization of approximately $431.29 billion and the smallest such company had a market capitalization of approximately $1.68 billion. The S&P 500 is reconstituted on a periodic basis by the sponsor of the Index. Standard & Poor’s Financial Services LLC, which sponsors the S&P 500®, does not sponsor the Large Cap Index Equity Fund, and is not affiliated in any way with the Large Cap Index Equity Fund.

The Large Cap Index Equity Fund, in addition to its specified equity investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swaps and foreign currency forwards, options and futures instruments, CMOs and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances.

Investment Guidelines and Restrictions. The Large Cap Index Equity Fund invests primarily in units of common stocks of U.S. companies in the same capitalization weights as they appear in the S&P 500. However, the Large Cap Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. Northern Trust Investments will not cause the Large Cap Index Equity Fund to make an investment if that investment would cause the Large Cap Index Equity Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Large Cap Index Equity Fund described under “Information with Respect to the Funds—Investment Prohibitions.” The Large Cap Index Equity Fund concentrates in particular industries to the extent the S&P 500 concentrates in those industries. The Large Cap Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

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

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in short-term debt or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors—Credit Risk.”

Portfolio Turnover. Ordinarily, the Large Cap Index Equity Fund trades securities only to reflect changes in the S&P 500, to reinvest proceeds from corporate actions, dividends and interest payments or to accommodate cash flows into or out of the Fund. The Large Cap Index Equity Fund seeks to create a portfolio which substantially replicates the total return of the S&P 500. The Large Cap Index Equity Fund is not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for the Large Cap Index Equity Fund may be lower than those incurred by non-index, actively managed funds.

Portfolio turnover of the Large Cap Index Equity Fund was 23% for the twelve months ended December 31, 2010 and 159% for the period from the Fund’s inception date, February 9, 2009, to December 31, 2009. This turnover reflects purchases and sales by the Fund of shares of the SSgA S&P 500® Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA S&P 500® Index Non-Lending Series Fund was 9% for its fiscal year ended December 31, 2010 and 10% for its fiscal year ended December 31, 2009.

Investment Advisor. Northern Trust Investments has retained State Street Bank to serve as Investment Advisor with respect to the Large Cap Index Equity Fund. For its services, State Street Bank receives a fee payable from the Large Cap Index Equity Fund’s assets at an annual rate of .02% of the total assets of the Large Cap Index Equity Fund. The assets of the Large Cap Index Equity Fund are invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund, which is a collective investment fund maintained by State Street Bank. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2010, State Street Bank had a total risk-based capital ratio of 19.9%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2010, State Street Bank and its affiliates on a consolidated basis had approximately $20.7 trillion of assets under custody and administration and had approximately $2.0 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

“S&P 500®” is a trademark of Standard & Poor’s Financial Services LLC. The Large Cap Index Equity Fund is not sponsored, endorsed, sold or promoted by Standard & Poor’s. Standard & Poor’s makes no representation or warranty, express or implied, to the owners of the product or any member of the public regarding the advisability of investing in securities generally or in the product particularly or the ability of the Fund to track general stock market performance. Standard & Poor’s only relationship to SSgA is the licensing of certain trademarks and trade names of Standard & Poor’s and of the S&P 500 which is determined, composed, and calculated by Standard & Poor’s without regard to SSgA or the Fund.

ALL CAP INDEX EQUITY FUND

Investment Objective. The investment objective of the All Cap Index Equity Fund, which prior to July 6, 2009 was named the Index Equity Fund, is to replicate, after taking into account Fund expenses, the total return of the Russell 3000 Index by investing generally in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. There can be no assurance that the All Cap Index Equity Fund will achieve its investment objective of replicating the total return of the Russell 3000 Index.

Strategy. The All Cap Index Equity Fund invests in all of the common stocks included in the Russell 3000 Index with the possible exception of the companies in the Russell 3000 Index with the smallest capitalization. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index. As of December 31, 2010, the largest company had a market capitalization of approximately $372.66 billion and the smallest company had a market capitalization of approximately $24.2 million. The Russell 3000 Index is reconstituted on a periodic basis by the sponsor of the Index. Russell Investment Group, which sponsors the Russell 3000® Index, does not sponsor the All Cap Index Equity Fund, and is not affiliated in any way with the All Cap Index Equity Fund.

Investment Guidelines and Restrictions. The All Cap Index Equity Fund invests predominantly in common stocks of U.S. companies. However, the All Cap Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. Northern Trust Investments will not cause the All Cap Index Equity Fund to make an investment if that investment would cause the Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Fund described under “Information with Respect to the Funds—Investment Prohibitions.” The Fund concentrates in particular industries to the extent the Russell 3000 Index concentrates in those industries. The All Cap Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

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

Companies with smaller capitalizations included in the Russell indices may have limited product lines, markets or financial resources, or may be dependent upon a small management group. Therefore, their securities may be subject to more abrupt or erratic market movements than larger, more established companies, both because their securities are typically traded in lower volume and because the companies are typically subject to a greater degree of changes in their earnings and prospects.

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

Portfolio Turnover. Ordinarily, an index fund trades securities only to reflect changes in the index in which it invests, to reinvest proceeds from corporate actions, dividends and interest payments or to accommodate cash flows into and out of the Fund. Portfolio turnover of the All Cap Index Equity Fund was 71% for the twelve months ended December 31, 2010 and 153% for the twelve months ended December 31, 2009. This turnover reflects purchases and sales by the Fund of shares of the SSgA Russell All Cap® Index Non-Lending Fund and the SSgA Russell All Cap® Index Securities Lending Series Fund, the collective investment funds through which the Fund invested during these periods or various portions thereof, rather than the turnover of the underlying portfolio of the collective investment funds. The portfolio turnover for the SSgA Russell All Cap® Index Non-Lending Series Fund and the SSgA Russell All Cap® Index Securities Lending Series Fund each was 30% for the twelve months ended December 31, 2010 and 107% for the twelve months ended December 31, 2009.

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

Investment Advisor. Northern Trust Investments has retained State Street Bank to serve as Investment Advisor with respect to the All Cap Index Equity Fund. For its services, State Street Bank receives a fee payable from the All Cap Index Equity Fund’s assets at an annual rate of .04% of the assets of the All Cap Index Equity Fund. The assets of the All Cap Index Equity Fund are invested indirectly through the SSgA Russell All Cap® Index Non-Lending Series Fund, a collective investment fund maintained by State Street Bank. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2010, State Street Bank had a total risk-based capital ratio of 19.9%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2010, State Street Bank and its affiliates on a consolidated basis had approximately $20.7 trillion of assets under custody and administration and had approximately $2.0 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

“Russell 3000® Index” is a trademark of Russell Investment Group. The All Cap Index Equity Fund is not issued, underwritten, offered, sponsored, endorsed, sold or promoted by the Russell Investment Group. The Russell Investment Group makes no representation or warranty, express or implied, to the owners of the Fund or any member of the public regarding advisability of investing in the Fund. The Russell Investment Group’s only relationship with SSgA with respect to the described products is the calculation and certain servicing of the Russell 3000 Index. Russell Investment Group has no obligation to take the needs of the owners of the Fund into consideration in the calculating or servicing of the Russell 3000 Index. Russell Investment Group is not responsible for and has not participated in the determination of the prices at, or quantities of the Fund to be purchased or sold, or in the determination or calculation of the equation by which Units in the Fund are to be converted into cash. Russell Investment Group has no obligation or liability in connection with the administration, marketing, issuance, underwriting, or trading of the Fund.

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

Strategy. The Mid Cap Index Equity Fund invests in securities of U.S. companies included in the S&P MidCap 400. The Mid Cap Index Equity Fund may also hold U.S. Government Obligations, short-term fixed income securities, equity index futures, exchange-traded funds and other similar derivative instruments as deemed appropriate by State Street Bank. The Mid Cap Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged S&P MidCap 400 stock index futures contracts. The S&P MidCap 400 includes 400 companies and as of December 31, 2010, represented approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400. As of December 31, 2010, the largest company in the S&P MidCap 400 had a market capitalization of approximately $9.23 billion and the smallest such company had a market capitalization of approximately $460 million. The S&P MidCap 400 is reconstituted on a periodic basis by the sponsor of the Index. Standard & Poor’s Financial Services LLC, which sponsors the S&P MidCap 400®, does not sponsor the Mid Cap Index Equity Fund, and is not affiliated in any way with the Mid Cap Index Equity Fund.

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

However, the Mid Cap Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. Northern Trust Investments will not cause the Mid Cap Index Equity Fund to make an investment if that investment would cause the Mid Cap Index Equity Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Mid Cap Index Equity Fund described under “Information with Respect to the Funds—Investment Prohibitions.” The Mid Cap Index Equity Fund concentrates in particular industries to the extent the S&P MidCap 400 concentrates in those industries. The Mid Cap Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

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

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in short-term debt or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors—Credit Risk.”

Portfolio Turnover. Ordinarily, the Mid Cap Index Equity Fund trades securities only to reflect changes in the S&P MidCap 400, to reinvest proceeds from corporate actions, dividends and interest payments or to accommodate cash flows into or out of the Fund. The Mid Cap Index Equity Fund seeks to create a portfolio which substantially replicates the total return of the S&P MidCap 400. The MidCap Index Equity Fund is not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for the Mid Cap Index Equity Fund may be lower than those incurred by non-index, actively managed funds.

Portfolio turnover of the Mid Cap Index Equity Fund was 22% for the twelve months ended December 31, 2010 and 165% for the period from the Fund’s inception date, February 3, 2009, to December 31, 2009. This turnover reflects purchases and sales by the Fund of shares of the SSgA S&P MidCap® Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA S&P MidCap® Index Non-Lending Series Fund was 16% for the twelve months ended December 31, 2010 and 70% for the twelve months ended December 31, 2009.

Investment Advisor. Northern Trust Investments has retained State Street Bank to serve as Investment Advisor with respect to the Mid Cap Index Equity Fund. For its services, State Street Bank receives a fee payable from the Mid Cap Index Equity Fund’s assets at an annual rate of .04% of the assets of the Mid Cap Index Equity Fund. The assets of the Mid Cap Index Equity Fund are invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund, which is a collective investment fund maintained by State Street Bank. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2010, State Street Bank had a total risk-based capital ratio of 19.9%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2010, State Street Bank and its affiliates on a consolidated basis had approximately $20.7 trillion of assets under custody and administration and had approximately $2.0 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

“S&P MidCap 400®” is a registered trademark of Standard & Poor’s Financial Services LLC. The Mid Cap Index Equity Fund is not sponsored, endorsed, sold or promoted by Standard & Poor’s. Standard & Poor’s makes no representation or warranty, express or implied, to the owners of the product or any member of the public regarding the advisability of investing in securities generally or in the product particularly or the ability of the Mid Cap Index Equity Fund to track general stock market performance. Standard & Poor’s only relationship to SSgA is the licensing of certain trademarks and trade names of Standard & Poor’s and of the S&P MidCap 400 which is determined, composed, and calculated by Standard & Poor’s without regard to SSgA or the Mid Cap Index Equity Fund.

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

Strategy. The Small Cap Index Equity Fund invests in securities of U.S. companies included in the Russell 2000 Index. The Russell 2000 Index is comprised of the approximately 2,000 companies in the Russell 3000 Index with the smallest market capitalization and represents approximately 10% of the Russell 3000 total market capitalization. The Small Cap Index Equity Fund may also hold U.S. Government Obligations, short-term fixed-income securities, equity index futures, exchange-traded funds and other similar derivative instruments as deemed appropriate by State Street Bank. The Small Cap Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in Russell 2000 Index futures contracts. The Russell 2000 Index is reconstituted on a periodic basis by the sponsor of the Index. The Russell 2000 returns assume reinvestment of all dividends. Russell Investment Group, which sponsors the Russell 2000® Index, does not sponsor the Small Cap Index Equity Fund, and is not affiliated in any way with the Small Cap Index Equity Fund.

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

Investment Guidelines and Restrictions. The Small Cap Index Equity Fund invests primarily in units of common stocks of U.S. companies in the same capitalization weights as they appear in the Russell 2000 Index. However, the Small Cap Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. Northern Trust Investments will not cause the Small Cap Index Equity Fund to make an investment if that investment would cause the Small Cap Index Equity Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the Small Cap Index Equity Fund described under “Information with Respect to the Funds—Investment Prohibitions.” The Small Cap Index Equity Fund concentrates in particular industries to the extent the Russell 2000 Index concentrates in those industries. The Small Cap Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

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

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in short-term debt or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors—Credit Risk.”

Portfolio Turnover. Ordinarily, the Small Cap Index Equity Fund trades securities only to reflect changes in the Russell 2000 Index, to reinvest proceeds from corporate actions, dividends and interest payments or to accommodate cash flows into or out of the Fund. The Small Cap Index Equity Fund seeks to create a portfolio which substantially replicates the total return of the Russell 2000 Index. The Small Cap Index Equity Fund is not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for the Small Cap Index Equity Fund may be lower than those incurred by non-index, actively managed funds.

Portfolio turnover of the Small Cap Index Equity Fund was 33% for the twelve months ended December 31, 2010 and 192% for the period from the Funds inception date, February 3, 2009, to December 31, 2009. This turnover reflects purchases and sales by the Fund of shares of the SSgA Russell Small Cap Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA Russell Small Cap Index Non-Lending Series Fund was 18% for the twelve months ended December 31, 2010 and 103% for the twelve months ended December 31, 2009.

Investment Advisor. Northern Trust Investments has retained State Street Bank to serve as Investment Advisor with respect to the Small Cap Index Equity Fund. For its services, State Street Bank receives a fee payable from the Small Cap Index Equity Fund’s assets at an annual rate of .04% of the assets of the Small Cap Index Equity Fund. The assets of the Small Cap Index Equity Fund are invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund, which is a collective investment fund maintained by State Street Bank. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2010, State Street Bank had a total risk-based capital ratio of 19.9%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2010, State Street Bank and its affiliates on a consolidated basis had approximately $20.7 trillion of assets under custody and administration and had approximately $2.0 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

“Russell 2000® Index” is a trademark of Russell Investment Group. The Small Cap Index Equity Fund is not issued, underwritten, offered, sponsored, endorsed, sold or promoted by the Russell Investment Group. The Russell Investment Group makes no representation or warranty, express or implied, to the owners of the Fund or any member of the public regarding advisability of investing in the Fund. The Russell Investment Group’s only relationship with SSgA with respect to the described products is the calculation and certain servicing of the Russell 2000 Index. Russell Investment Group has no obligation to take the needs of the owners of the Fund into consideration in the calculating or servicing of the Russell 2000 Index. Russell Investment Group is not responsible for and has not participated in the determination of the prices at, or quantities of the Fund to be purchased or sold, or in the determination or calculation of the equation by which Units in the Fund are to be converted into cash. Russell Investment Group has no obligation or liability in connection with the administration, marketing, issuance, underwriting, or trading of the Fund.

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

Strategy. The International Index Equity Fund invests in securities of foreign companies included in the MSCI ACWI ex-US Index. The International Index Equity Fund may invest in securities in country or regional collective investment funds maintained by State Street Bank which together are designed to replicate the investment performance of the MSCI ACWI ex-US Index. These country and regional funds seek to replicate their respective sub-indexes by owning securities in approximately the same capitalization weights as they appear in their respective sub-indexes. In markets that contain liquid securities and few foreign ownership restrictions, the International Index Equity Fund seeks to hold every security in its approximate index weight. In emerging markets that impose significant restrictions on non-local investors, the International Index Equity Fund seeks to supplement investment in local securities by holding alternatives such as ADRs, Global Depository Receipts, which we refer to as GDRs, closed-end country funds, and equity swaps. The International Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged futures contracts. The MSCI ACWI ex-US Index consists of approximately 1,870 securities in 44 markets, with securities of emerging markets representing approximately 24% of the Index. The MSCI ACWI ex-US Index is reconstituted on a periodic basis by the sponsor of the Index. MSCI Inc., which sponsors the MSCI ACWI ex-US Index, does not sponsor the International Index Equity Fund, and is not affiliated in any way with the International Index Equity Fund.

The International Index Equity Fund, in addition to its specified equity investments, may also engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments or other investments as State Street Bank deems appropriate under the circumstances.

Investment Guidelines and Restrictions. The International Index Equity Fund invests primarily in securities of foreign companies in the same capitalization weights as they appear in the MSCI ACWI ex-US Index. However, the International Index Equity Fund may invest temporarily and without limitation for defensive purposes in short-term fixed income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for redemptions. Northern Trust Investments will not cause the International Index Equity Fund to make an investment if that investment would cause the International Index Equity Fund to purchase warrants or make any other investment that is inconsistent with the restrictions applicable to the International Index Equity Fund described under “Information with Respect to the Funds—Investment Prohibitions.” The International Index Equity Fund concentrates in particular industries to the extent the MSCI ACWI ex-US Index concentrates in those industries. The International Index Equity Fund will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

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

Tracking Error Risk and Risks Associated with Index Investing. Deviation of the performance of the International Index Equity Fund from the performance of the MSCI ACWI ex-US Index, known as “tracking error,” can result from various factors, including purchases and redemptions of Units of the International Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, as well as from the fees and expenses borne by the International Index Equity Fund or such underlying fund. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the International Index Equity Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the International Index Equity Fund or the underlying State Street Bank collective investment fund in which the Fund invests, changes made in the securities included in the MSCI ACWI ex-US Index or the manner in which the performance of the MSCI ACWI ex-US Index is calculated.

Portfolio Turnover. Ordinarily, the International Index Equity Fund trades securities only to reflect changes in the MSCI ACWI ex-US Index, to reinvest proceeds from corporate actions, dividends and interest payments or to accommodate cash flows into or out of the Fund. The International Index Equity Fund seeks to create a portfolio which substantially replicates the total return of the MSCI ACWI ex-US Index. The International Index Equity Fund is not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for the International Index Equity Fund may be lower than those incurred by non-index, actively managed funds.

Portfolio turnover of the International Index Equity Fund was 12% for the twelve months ended December 31, 2010 and 147% for the period from the Fund’s inception date, March 3, 2009, to December 31, 2009. This turnover reflects purchases and sales by the Fund of shares of the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA Global Equity ex U.S. Index Non-Lending Series Fund was 4% for the fiscal year ended December 31, 2010 and 4% for the approximate six month period from the collective investment fund’s inception date to December 31, 2009.

Investment Advisor. Northern Trust Investments has retained State Street Bank to serve as Investment Advisor with respect to the International Index Equity Fund. For its services, State Street Bank receives a fee payable from the International Index Equity Fund’s assets at an annual rate of .12% of the assets of the International Index Equity Fund. The assets of the International Index Equity Fund are invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, which is a collective investment fund maintained by State Street Bank. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2010, State Street Bank had a total risk-based capital ratio of 19.9%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2010, State Street Bank and its affiliates on a consolidated basis had approximately $20.7 trillion of assets under custody and administration and had approximately $2.0 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

Transfer Restrictions. The International Index Equity Fund maintains a transfer policy that restricts an Investor’s ability to make more than one transfer into the International Index Equity Fund within any 45 calendar-day period. There is no restriction on an Investor’s ability to make transfers out of the Fund. Northern Trust Investments has adopted this policy for the International Index Equity Fund to prevent disruptions to the International Index Equity Fund that could potentially affect the investment performance of the International Index Equity Fund. For more information regarding this policy, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

“MSCI ACWI Ex-US IndexSM” is a trademark of MSCI Inc. The financial products referred to herein are not sponsored, endorsed, or promoted by MSCI, and MSCI bears no liability with respect to any such financial products or any index on which such financial products are based.

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

Exposure to asset classes is currently obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank. These funds include the following collective investment funds maintained by State Street Bank:

•	SSgA/Tuckerman REIT Index Non-Lending Series Fund, which we refer to as the REIT NL Index Fund;

•	SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, which we refer to as the TIPS NL Fund; and

•	SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, which we refer to as the Commodity Index NL Fund.

The REIT NL Index Fund seeks to match the returns and characteristics of the Dow Jones U.S. Select REIT Index. The fund seeks to match the return of this Index by investing in a portfolio that holds the same securities as the Index.

The Dow Jones U.S. Select REIT IndexSM is a service mark of Dow Jones & Company, Inc. and has been licensed for use for certain purposes by SSgA. The REIT NL Index Fund is not sponsored, endorsed, sold, or promoted by Dow Jones & Company Inc. or SAM Indexes GmbH or any of their affiliates and Dow Jones makes no representation regarding the advisability of investing in the Real Asset Return Fund.

The TIPS NL Fund seeks to match the total rate of return of the Barclays Capital U.S. Treasury Inflation Protected Securities Index by investing in a portfolio of U.S. Treasury inflation protected securities. It is managed duration neutral to the Barclays Capital U.S. Treasury Inflation Protected Securities Index. Overall sector and security weightings are also managed to match the U.S. Treasury Inflation Protected Securities Index.

Barclays Capital and Barclays Bank PLC, which sponsor the Barclays U.S. TIPS Index, do not sponsor the Real Asset Return Fund, and are not affiliated in any way with the Real Asset Return Fund or with SSgA. The “Barclays U.S. TIPS Index” is a trademark of Barclays Capital, a division of Barclays Bank PLC.

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

“Dow Jones,” “UBS Commodity IndexSM” and “DJ-UBSCISM” are service marks of Dow Jones & Company, Inc. and UBS AG, as the case may be, and have been licensed for use for certain purposes by SSgA. The Commodity Index NL Fund is not sponsored, endorsed, sold or promoted by Dow Jones, UBS AG or any of their respective subsidiaries or affiliates makes any representation regarding the advisability of investing in such product.

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

Assets in the Real Asset Return Fund are currently allocated within the following ranges:

REIT NL Index Fund	10% to 40%
TIPS NL Fund	20% to 60%
Commodity Index NL Fund	10% to 40%
Cash	0% to 20%

Allocations of the funds underlying the Real Asset Return Fund are readjusted by Northern Trust Investments on a regular basis to maintain the appropriate asset mix given Northern Trust Investments’ forecasts for inflation and long-term asset class forecasts for return and risk, taking into account various macro-economic factors affecting the long-term outlook for capital markets, inflation and other factors.

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

Risk Factors. Risks of Investing in REITs. REITs in the REIT NL Index Fund tend to be medium-size and small companies. Like small-capitalization stocks in general, REIT stocks can be more volatile than—and at times will perform differently from—the large capitalization stocks such as those found in the S&P 500. In addition, because small-capitalization stocks are typically less liquid than large capitalization stocks, REIT stocks may sometimes experience greater share-price fluctuations than the stocks of larger companies. Because the REIT NL Index Fund invests in equity REITs, the Real Asset Return Fund is also subject to all the risks associated with the ownership of real estate. These risks include: declines in the value of real estate, adverse changes in the economic conditions applicable to real estate, risks related to general and local economic conditions, over-building and increased competition, increases in property taxes and operating expenses, changes in zoning laws, casualty or condemnation losses, limitations on rents, changes in neighborhood values, the appeal of properties to tenants, leveraging of interests in real estate, increases in prevailing interest rates and costs resulting from clean-up of environmental problems or liability to third parties for damages arising from environmental problems. In addition, equity REITs may be affected by changes in the value of the underlying property owned by them, are dependent upon management skill, may not be diversified and can be subject to the risk of investing in a single or a limited number of projects. Such REITs also are very dependent on the availability of significant cash flow, and are subject to significant risks such as defaults by borrowers, self liquidation and the possibility of failing to qualify for special tax treatment under Subchapter M of the Internal Revenue Code and to maintain an exemption under the Investment Company Act of 1940. Finally, certain REITs may have a specific term of existence as provided in the trust document. Such REITs run the risk of terminating at an economically inopportune time.

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

Risks Associated with Commodity Investments. The Real Asset Return Fund, to the extent invested in commodities, commodity futures or related instruments, are subject to special investment risks. Investments in commodity-linked derivative instruments may subject the investor to greater volatility than investments in traditional securities. The value of these instruments may be affected by changes in overall market movements, commodity index volatility, changes in interest rates, or factors affecting a particular industry or commodity, such as drought, floods, weather, livestock disease, embargoes, tariffs and international economic, political and regulatory developments. Commodity prices fluctuate for myriad reasons, including changes in market and economic conditions, the impact of weather on demand, levels of domestic production and imported commodities, energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems. Volatility of commodity prices, which may lead to a reduction in production or supply, may also negatively impact the performance of companies in natural resources industries that are solely involved in the transportation, processing, storing, distribution or marketing of commodities. Volatility of commodity prices may also make it more difficult for companies in natural resources industries to raise capital to the extent the market perceives that their performance may be directly or indirectly tied to commodity prices. In addition, the regulation of commodities is extensive and variable, and regulatory or political events could have an adverse effect on the performance of commodity-linked investments. Furthermore, the restrictions on “insider trading” have not historically been applicable to the commodities markets. Consequently, the Real Asset Return Fund may trade at a material disadvantage to other market participants with better market access or information sources. There is some uncertainty about whether the Commodity Futures Trading Commission, pursuant to authority granted by the Reform Act, will impose restrictions similar to the “insider trading” restrictions that have historically applied to the securities markets.

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

Risks of Investment in Derivative Instruments. The Real Asset Return Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

Tracking Error Risk. Deviation of the performance of the Real Asset Return Fund from the performance of its related composite benchmark or the respective benchmarks for the underlying collective investment funds of State Street Bank in which it invests, known as “tracking error,” can result from various factors, including purchases and redemptions of Units of the Real Asset Return Fund or the Fund’s underlying collective investment funds, as well as from the fees and expenses borne by the Real Asset Return Fund or such underlying funds. Such purchases and redemptions may necessitate the purchase or sale of securities by or on behalf of the Real Asset Return Fund and the resulting transaction costs may be substantial because of the number and the characteristics of the securities held. Tracking error may also occur due to factors such as the size of the Real Asset Return Fund or the Fund’s underlying collective investment funds, changes made in the securities included in the indices underlying the benchmarks or the manner in which the performance of the indices is calculated.

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in short-term debt or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors—Credit Risk.”

Portfolio Turnover. Ordinarily, an index fund, such as those in which the Real Asset Return Fund invests its assets, trades securities only to reflect changes in the index in which it invests, to reinvest proceeds from corporate actions, dividends and interest payments or to accommodate cash flows into or out of the fund. Index funds seek to create a portfolio which substantially replicates the total return of the applicable index. Index funds are not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for index funds may be lower than those incurred by non-index, actively managed funds.

Portfolio turnover of the Real Asset Return Fund was 39% for the twelve months ended December 31, 2010 and 14% for the period from the Fund’s inception date, July 7, 2009, to December 31, 2009. This turnover reflects purchases and sales by the Fund of shares of the REIT NL Index Fund, the TIPS NL Fund and the Commodity Index NL Fund, the collective investment funds through which the Fund invests, rather than the turnover of the underlying portfolio of such collective investment funds. The portfolio turnover for the REIT NL Index Fund was 18% for its fiscal year ended December 31, 2010 and 29% for its fiscal year ended December 31, 2009. The portfolio turnover for the TIPS NL Fund and the Commodity Index NL Fund was 27% and 17%, respectively, for the twelve months ended December 31, 2010 and 112% and 41%, respectively, for the twelve months ended December 31, 2009.

Investment Advisor. The Fund’s assets are allocated to one or more asset classes in percentages to be determined by Northern Trust Investments. Income and gains attributable to the assets allocated to each asset class remain allocated to that portion unless and until re-allocated, and any differences in relative investment performance of the underlying funds in which the Fund invests corresponding to each asset class can change the percentage of total assets of the Fund comprising each portion.

Northern Trust Investments has retained State Street Bank to serve as Investment Advisor with respect to the Real Asset Return Fund. The assets of the Fund are invested indirectly through the REIT NL Index Fund, the TIPS NL Fund and the Commodity Index NL Fund, all of which are collective investment funds maintained by State Street Bank. State Street Bank allocates contributions and transfers to, and withdrawals and transfers from, the Real Asset Return Fund between the underlying funds in which the Fund invests in a manner intended to achieve the targeted allocations of the Fund’s assets. State Street Bank receives a fee for its services payable from the Real Asset Return Fund’s assets at an annual rate of .078% of the assets of the Fund. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2010, State Street Bank had a total risk-based capital ratio of 19.9%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2010, State Street Bank and its affiliates on a consolidated basis had approximately $20.7 trillion of assets under custody and administration and had approximately $2.0 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

RETIREMENT DATE FUNDS

Investment Objective. The Retirement Date Funds provide a series of diversified investment funds each of which is designed to correspond to a particular time horizon to retirement. The five Retirement Date Funds, designated as the Lifetime Income Retirement Date Fund, the 2010 Retirement Date Fund, the 2020 Retirement Date Fund, the 2030 Retirement Date Fund and the 2040 Retirement Date Fund, respectively, offer five separate “target retirement date” strategies, each with a distinct asset mix. With the exception of the Lifetime Income Retirement Date Fund, which is designed for those currently retired, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified target retirement date draws nearer. The Retirement Date Funds utilize a broad range of asset classes and an quarterly rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to retirement. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error.

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

The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who have reached or are beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 30%). The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks with higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks with significant growth potential. There can be no assurance that any Retirement Date Fund will achieve its investment objective.

Effective December 31, 2009, the Retirement Date Funds implemented certain changes, including (i) incorporating a wider range of asset classes and (ii) adjusting the weightings of exposures to asset classes at various time horizons to most conservative investment mix. In addition, effective March 31, 2011, the market capitalization exposure within the international equity allocation will be broadened to include exposure to small- to mid-capitalization companies. This does not change the Retirement Date Funds’ overall allocation to international equity.

Strategy. The Retirement Date Funds generally seek to replicate the total return of respective composite benchmarks, in percentages determined from time to time with respect to each Retirement Date Fund. Effective from and after March 31, 2011, the composite benchmarks for the Retirement Date Funds have included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, which we refer to as U.S. TIPS, Index, the S&P 500, the MSCI ACWI ex-US IMI Index, the S&P MidCap 400, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index and are weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate. The Retirement Date Funds also seek to maintain a level of volatility (measured as standard deviation of returns) that approximates that of their respective composite benchmarks.

Exposure to equity, fixed-income and other asset classes is obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank. These funds include, in varying allocations for the respective Retirement Date Funds, some or all of the following collective investment funds maintained by State Street Bank:

•	SSgA U.S. Long Government/Bond Index Non-Lending Series Fund, which we refer to as the Long Government/Bond Fund;

•	SSgA U.S. Bond Index Non-Lending Series Fund, which we refer to as the Bond Market Index Fund;

•	SSgA U.S. High Yield Bond Index Non-Lending Series Fund, which we refer to as the High Yield Bond Fund;

•	SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, which we refer to as the Short Government/Credit Bond Fund;

•	SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, which we refer to as the TIPS Fund;

•	SSgA S&P 500® Non-Lending Series Fund, which we refer to as the S&P 500 Index Fund;

•	SSgA Global All Cap Equity Ex-U.S. Index Non-Lending Series Fund, which we refer to as the MSCI ACWI ex-US IMI Index Fund;

•	SSgA S&P MidCap® Index Non-Lending Series Fund, which we refer to as the S&P MidCap Index Fund;

•	SSgA Russell Small Cap® Index Non-Lending Series Fund, which we refer to as the Russell 2000 Index Fund; and

•	SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund, which we refer to as the Real Estate Fund.

The Long Government Bond Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the Barclays Capital U.S. Long Government Bond Index over the long term. The Barclays Capital U.S. Long Government Bond Index consists of U.S. Treasury and U.S. agency securities with maturities greater than ten years. The fund may invest in the securities comprising the Index in the same proportions as they are represented in the Index. However, due to the large number of securities in the Index and the fact that many of the securities comprising the Index may be unavailable for purchase, it may not be possible for the fund to purchase some of the securities included in the Index. In such cases, the fund will select alternative securities that are believed to track the characteristics of the Index.

The Bond Market Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the Barclays Capital U.S. Aggregate Bond Index over the long term. The Barclays Capital U.S. Aggregate Bond Index is representative of well-diversified exposure to the overall U.S. bond market, with exposure to U.S. Government Obligations and U.S. dollar-denominated corporate debt securities, mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. The fund may invest in the securities comprising the Index in the same proportions as they are represented in the Index. However, due to the large number of securities in the Index and the fact that many of the securities comprising the Index may be unavailable for purchase, it may not be possible for the fund to purchase some of the securities comprising the Index. In such cases, the fund will select alternative securities that are believed to track the characteristics of the Index.

The High Yield Bond Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the Barclays Capital US High Yield Very Liquid Index over the long term. The Barclays Capital US High Yield Very Liquid Index includes U.S. dollar denominated, non-investment grade, fixed-rate, taxable corporate bonds that have a remaining maturity of at least one year, are rated high-yield (Ba1/BB+/BB+ or below) using the middle rating of Moody’s, S&P, and Fitch, respectively, and have $600 million or more of outstanding face value. The fund may invest in the securities comprising the Index in the same proportions as they are represented in the Index. However, due to the diverse composition of securities in the Index and the fact that many securities comprising the Index may be unavailable for purchase, it may not be possible for the fund to purchase some of the securities comprising the Index. In such cases, the fund will select alternative securities comprising a portfolio that is expected to provide a return comparable to that of the Index.

The Short Government/Credit Bond Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance of the Barclays Capital U.S. 1-3 Year Government/Credit Bond Index over the long term. The Barclays Capital U.S. 1-3 Year Government/Credit Bond Index includes U.S. Treasury securities, U.S. agency securities, publicly issued U.S. corporate and foreign debentures and secured notes that meet specified maturity, liquidity, and quality requirements. The fund may invest in the securities comprising the Index in the same proportions as they are represented in the Index. However, due to the large number of securities in the Index and the fact that many of the securities comprising the Index may be unavailable for purchase, it may not be possible for the fund to purchase some of the securities included in the Index. In such cases, the fund will select alternative securities that are believed to track the characteristics of the Index.

The TIPS Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the Barclays Capital U.S. TIPS Index over the long term. The Barclays Capital U.S. TIPS Index invests in U.S. Treasury inflation protected securities. The coupon payments and underlying principal are automatically increased to compensate for inflation as measured by the consumer price index. The maturities of the bonds in the Index are more than one year. The fund may invest in the securities included the Index in the same proportions as they are represented in the Index. However, it may not be possible for the fund to purchase some of the securities included in the Index. In such cases, the fund will select alternative securities that are believed to track the characteristics of the Index.

The S&P 500 Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the S&P 500 over the long term. The S&P 500 represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500. As of February 28, 2011, the largest company in the S&P 500 had a market capitalization of approximately $431.29 billion and the smallest such company had a market capitalization of approximately $1.68 billion. The S&P 500 is reconstituted on a periodic basis by the sponsor of the Index. The Fund will typically invest in the securities included in the Index in the same proportions as they are represented in the Index.

The MSCI ACWI ex-US IMI Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance of the MSCI ACWI ex-US IMI Index over the long term. The MSCI ACWI ex-US IMI Index consists of approximately 6,500 securities in 44 markets, with securities of emerging markets representing approximately 24% of the Index. The MSCI ACWI ex-US IMI Index is reconstituted on a periodic basis by the sponsor of the Index. The fund will typically invest in the securities comprising the Index in the same proportions as they are represented in the Index.

The S&P MidCap Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance of the S&P MidCap 400 over the long term. The S&P MidCap 400 includes 400 companies and as of December 31, 2010, represented approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400. As of December 31, 2010, the largest company in the S&P MidCap 400 had a market capitalization of approximately $9.23 billion and the smallest such company had a market capitalization of approximately $460 million. The S&P MidCap 400 is reconstituted on a periodic basis by the sponsor of the Index. The fund will typically invest in the securities included in the Index in the same proportions as they are represented in the Index.

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

The Real Estate Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance of the FTSE EPRA/NAREIT Developed Liquid Index over the long term, while providing participants the ability to purchase and redeem units on an “as of” basis. The FTSE EPRA/NAREIT Developed Liquid Index is designed to track the performance of listed real estate companies and REITS worldwide. The index constituents are free-float adjusted, liquidity, size, and revenue screened. Real estate companies must have derived, in the previous full financial year, at least 75% of their total EBITDA from relevant real estate activities.

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

Assets of the Lifetime Income Retirement Date Fund are allocated as follows:

Fixed-Income		65.0%
Long Government Bond Fund	0.0%
Bond Market Index Fund	20.0
High Yield Bond Fund	5.0
Short Government/Credit Bond Fund	20.0
TIPS Fund	20.0

Equity		30.0%
S&P 500 Index Fund	21.8%
MSCI ACWI ex-US IMI Index Fund	4.0
S&P MidCap Index Fund	2.5
Russell 2000 Index Fund	1.7

Other		5.0%
Real Estate Fund	5.0%

The 2010 Retirement Date Fund currently invests in a combination of fixed-income securities, U.S. stocks, non-U.S. stocks and global real estate securities, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as quarterly, the 2010 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2015, the year that is five years after the 2010 target retirement date. Over time, the equity allocations decrease and the fixed-income allocations increase. By the year 2015, the 2010 Retirement Date Fund is currently expected to (and is expected to remain) invested in its most conservative mix of fixed-income, equity and real estate securities, comparable to that of the Lifetime Income Retirement Date Fund.

Assets of the 2010 Retirement Date Fund are allocated in 2011 as follows:

Fixed-Income		55.0%
Long Government Bond Fund	12.5%
Bond Market Index Fund	17.5
High Yield Bond Fund	5.0
Short Government/Credit Bond Fund	5.0
TIPS Fund	15.0

Equity		40.0%
S&P 500 Index Fund	27.8%
MSCI ACWI ex-US IMI Index Fund	7.0
S&P MidCap Index Fund	3.1
Russell 2000 Index Fund	2.1

Other		5.0%
Real Estate Fund	5.0%

The 2020 Retirement Date Fund currently invests in a combination of U.S. stocks, non-U.S. stocks and fixed-income securities, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as quarterly, the 2020 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2025, the year that is five years after the 2020 target retirement date. Over time, the equity allocations decrease and the fixed-income and real estate securities allocations increase. By the year 2025, the 2020 Retirement Date Fund is currently expected to (and is expected to remain) invested in its most conservative mix of fixed-income, equity and real estate securities, comparable to that of the Lifetime Income Retirement Date Fund.

Assets of the 2020 Retirement Date Fund are allocated in 2011 as follows:

Fixed-Income		32.0%
Long Government Bond Fund	20.0%
Bond Market Index Fund	4.0
High Yield Bond Fund	4.0
Short Government/Credit Bond Fund	0.0
TIPS Fund	4.0

Equity		67.5%
S&P 500 Index Fund	40.6%
MSCI ACWI ex-US IMI Index Fund	16.0
S&P MidCap Index Fund	6.3
Russell 2000 Index Fund	4.6

Other		0.5%
Real Estate Fund	0.5%

The 2030 Retirement Date Fund currently invests in a combination of U.S. stocks, non-U.S. stocks and fixed-income securities, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as quarterly, the 2030 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2035, the year that is five years after the 2030 target retirement date. Over time, the equity allocations decrease and the fixed-income and real estate securities allocations increase. By the year 2035, the 2030 Retirement Date Fund is currently expected to (and is expected to remain) invested in its most conservative mix of fixed-income, equity and real estate securities, comparable to that of the Lifetime Income Retirement Date Fund.

Assets of the 2030 Retirement Date Fund are allocated in 2011 as follows:

Fixed-Income		18.0%
Long Government Bond Fund	18.0%
Bond Market Index Fund	0.0
High Yield Bond Fund	0.0
Short Government/Credit Bond Fund	0.0
TIPS Fund	0.0

Equity		82.0%
S&P 500 Index Fund	45.0%
MSCI ACWI ex-US IMI Index Fund	21.0
S&P MidCap Index Fund	8.0
Russell 2000 Index Fund	8.0

Other		0.0%
Real Estate Fund	0.0%

The 2040 Retirement Date Fund currently invests in a combination of U.S. stocks, non-U.S. stocks and fixed-income securities, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as quarterly, the 2040 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2045, the year that is five years after the 2040 target retirement date. Over time, the equity allocations decrease and the fixed-income and real estate securities allocations increase. By the year 2045, the 2040 Retirement Date Fund is currently expected to (and is expected to remain) invested in its most conservative mix of fixed-income, equity and real estate securities, comparable to that of the Lifetime Income Retirement Date Fund.

Assets of the 2040 Retirement Date Fund are allocated in 2011 as follows:

Fixed-Income		10.0%
Long Government Bond Fund	10.0%
Bond Market Index Fund	0.0
High Yield Bond Fund	0.0
Short Government/Credit Bond Fund	0.0
TIPS Fund	0.0

Equity		90.0%
S&P 500 Index Fund	45.0%
MSCI ACWI ex-US IMI Index Fund	25.0
S&P MidCap Index Fund	10.0
Russell 2000 Index Fund	10.0

Other		0.0%
Real Estate Fund	0.0%

Allocations of the funds underlying the Retirement Date Funds are readjusted by State Street Bank on a quarterly basis to maintain the desired percentage allocations.

Each of the Retirement Date Funds is designed to minimize volatility for a given level of expected return. The mix of asset classes is evaluated based on long-term asset class forecasts for return and risk, as determined by State Street Bank, and takes into account various macro-economic factors affecting the long-term outlook for the capital markets. While each portfolio’s asset allocation generally changes according to a predetermined schedule, State Street Bank will periodically re-evaluate this schedule to assess whether it remains consistent with the portfolio’s objective given any secular changes to the capital market environment.

Investment Guidelines and Restrictions. The Retirement Date Funds invest in varying degrees, as described above, in U.S. stocks, non-U.S. stocks, fixed-income securities and global real estate securities . However, each Retirement Date Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for investor redemptions. State Street Bank will not cause any collective investment fund underlying the Retirement Date Fund to make an investment if that investment would cause that Retirement Date Fund to purchase warrants or make any other investment that is inconsistent with the investment prohibitions applicable to the Funds described under “Information with Respect to the Funds—Investment Prohibitions,” except that the prohibition with respect to short sales will not apply to the Retirement Date Funds to the extent that they may hold short positions in debt securities to reduce exposure to interest rate movements. The Retirement Date Funds will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Equity Markets Risk. To the extent invested in the equity markets, the Retirement Date Funds are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For risk factors associated with investing in these securities, see “International Index Equity Fund—Risk Factors” and “Small Cap Index Equity Fund—Risk Factors.” The Unit prices of the Retirement Date Funds to the extent so invested in the equity markets will fluctuate, and the holders of Units in the Retirement Date Funds should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

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

Risks of Investment in Derivative Instruments. The Retirement Date Funds are subject to the risks associated with the use of derivatives to the extent the respective Funds are permitted to use them. See “Derivative Instruments.”

Risks of Emerging Markets Equity Investing. To the extent invested in emerging markets equity securities, the Retirement Date Funds will be subject to the special risks associated with investing in these securities. See “International Index Equity Fund—Risk Factors.”

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

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in short-term debt or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors—Credit Risk.”

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

Portfolio turnover of the Retirement Date Funds for the twelve months ended December 31, 2010 was 91% for the Lifetime Income Retirement Date Fund, 96% for the 2010 Retirement Date Fund, 86% for the 2020 Retirement Date Fund, 79% for the 2030 Retirement Date Fund and 81% for the 2040 Retirement Date Fund. Portfolio turnover of the Retirement Date Funds for the twelve months ended December 31, 2009 was 54% for the Lifetime Income Retirement Date Fund, 56% for the 2010 Retirement Date Fund, 51% for the 2020 Retirement Date Fund, 48% for the 2030 Retirement Date Fund and 50% for the 2040 Retirement Date Fund.

With respect to each Retirement Date Fund, portfolio turnover reflects purchases and sales by such Retirement Date Fund of shares of the State Street Bank collective investment funds through which such Retirement Date Fund invests, rather than the portfolio turnover of the underlying portfolios of such collective investment funds.

Investment Advisor. Northern Trust Investments has retained State Street Bank as Investment Advisor with respect to the Retirement Date Funds. State Street Bank provides advice to Northern Trust Investments as to the allocation of each Retirement Date Fund’s assets among one or more asset classes. Income and gains attributable to the assets allocated to each asset class remain allocated to that portion unless and until re-allocated, and any differences in relative investment performance of the underlying funds in which each respective Retirement Date Fund invests corresponding to each asset class can change the percentage of total assets of the Fund comprising each portion.

The assets of the respective Retirement Date Funds are invested in the following collective investment funds maintained by State Street Bank:

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

State Street Bank allocates contributions and transfers to, and withdrawals and transfers from, each Retirement Date Fund between the underlying funds in which each such Fund invests in a manner intended to achieve the targeted allocation of such Fund’s assets. State Street Bank receives a fee for its services payable from each Retirement Date Fund’s assets at an annual rate of 0.10% of the assets of such Retirement Date Fund. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Retirement Date Funds or portions thereof.

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2010, State Street Bank had a total risk-based capital ratio of 19.9%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2010, State Street Bank and its affiliates on a consolidated basis had approximately $20.7 trillion of assets under custody and administration and had approximately $2.0 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

TARGET RISK FUNDS

Investment Objective. The Target Risk Funds provide a series of diversified investment funds each of which is designed to correspond to a particular investment risk level. The three Target Risk Funds, designated as the Conservative Risk Fund, the Moderate Risk Fund and the Aggressive Risk Fund offer three separate strategies, each with a distinct asset mix. The risk profile of each Fund will not automatically readjust over time. The asset mix may change based on changing market conditions as determined by Northern Trust Investments. The Target Risk Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the Fund’s risk profile. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. Each Target Risk Fund has a different investment strategy representing different risk and reward characteristics.

The Conservative Risk Fund seeks to avoid significant loss of principal and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 26%). The Moderate Risk Fund seeks to provide long-term capital appreciation and current income. The Aggressive Risk Fund seeks to provide long-term capital appreciation for participants and is comprised mainly of stocks with maximum growth potential. There can be no assurance that any Target Risk Fund will achieve its investment objective.

Strategy. The Target Risk Funds generally seek to replicate the total return of respective composite benchmarks, in percentages determined from time to time by Northern Trust Investments. The composite benchmarks for the Target Risk Funds include some or all of the Russell 3000 Index, the Morgan Stanley Capital International, which we refer to as MSCI, EAFE Index, the MSCI ACWI Ex-US Index, the Dow Jones U.S. Select REIT Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, which we refer to as U.S. TIPS Index, the Citigroup 3-Month T-Bill Index and the Dow Jones-UBS Commodity Index and are weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate. The Target Risk Funds also seek to maintain a level of volatility (measured as standard deviation of returns) that approximates that of their respective composite benchmarks.

Exposure to equity, fixed-income and other asset classes is obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank or an affiliate of Northern Trust Investments. These funds include, in the case of some or all of the Target Risk Funds and in varying allocations, the following collective investment funds:

•	SSgA Russell All Cap Index Non-Lending Series Fund, which we refer to as the Russell 3000 Index NL Fund;

•	SSgA International Index Non-Lending Series Fund, which we refer to as the Daily EAFE NL Fund;

•	SSgA Global Equity ex U.S. Index Non-Lending Series Fund, which we refer to as the MSCI ACWI ex-US Index NL Fund;

•	SSgA/Tuckerman REIT Index Non-Lending Series Fund, which we refer to as the REIT NL Index Fund;

•	SSgA U.S. Bond Index Non-Lending Series Fund, which we refer to as the Bond Market Index NL Fund;

•	SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, which we refer to as the TIPS NL Fund;

•	NTGI Collective Short Term Investment Fund, which we refer to as the Short-Term Fund; and

•	SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, which we refer to as Commodity Index NL Fund.

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

Equity		26.0%
Russell 3000 Index NL Fund	12.5%
Daily EAFE NL Fund	8.5
REIT NL Index Fund	5.0

Fixed-Income		74.0%
Bond Market Index NL Fund	57.0%
TIPS NL Fund	12.0
Short-Term Fund	5.0

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

Equity		54.8%
Russell 3000 Index NL Fund	29.6%
MSCI ACWI ex-US Index NL Fund	20.2
REIT NL Index Fund	5.0

Fixed-Income		43.0%
Bond Market Index NL Fund	34.2%
TIPS NL Fund	6.5
Short-Term Fund	2.3

Other		2.2%
Commodity Index NL Fund	2.2%

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

Equity		79.0%
Russell 3000 Index NL Fund	44.0%
MSCI ACWI ex-US Index NL Fund	30.0
REIT NL Index Fund	5.0

Fixed-Income		17.0%
Bond Market Index NL Fund	15.0%
TIPS NL Fund	2.0

Other		4.0%
Commodity Index NL Fund	4.0%

Allocations of the funds underlying the Target Risk Funds are readjusted on a quarterly basis to maintain the desired percentage allocations.

Each of the Target Risk Funds is designed to minimize volatility for a given level of expected return. The mix of asset classes is evaluated based on long-term asset class forecasts for return and risk, as determined by Northern Trust Investments, and takes into account various macro-economic factors affecting the long-term outlook for the capital markets. While each portfolio’s asset allocation remains generally consistent, Northern Trust Investments will periodically re-evaluate this allocation to assess whether it remains consistent with the portfolio’s objective given any secular changes to the capital market environment.

Investment Guidelines and Restrictions. The Target Risk Funds invest in varying degrees, as described above, in U.S. stocks and non-U.S. stocks (including those of REITs), bonds and commodity investments. However, each Target Risk Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for investor redemptions. State Street Bank will not cause any collective investment fund underlying a Target Risk Fund to make an investment if that investment would cause that Target Risk Fund to purchase warrants or make any other investment that is inconsistent with the investment prohibitions applicable to the Funds described under “Information with Respect to the Funds—Investment Prohibitions,” The Target Risk Funds will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

Risk Factors. Equity Markets Risk. To the extent invested in the equity markets, the Target Risk Funds are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For risk factors associated with investing in these securities, see “International Index Equity Fund—Risk Factors,” and “Small Cap Index Equity Fund—Risk Factors.” The Unit prices of the Target Risk Funds to the extent invested in the equity markets will fluctuate, and the holders of Units in the Target Risk Funds should be able to tolerate declines, sometimes sudden or substantial, in the value of their investment.

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

Risks of Investment in Derivative Instruments. The Target Risk Funds are subject to the risks associated with the use of derivatives to the extent the respective Funds are permitted to use them. See “Derivative Instruments.”

Risks of Emerging Markets Equity Investing. To the extent invested in emerging markets equity securities, the Target Risk Funds will be subject to the special risks associated with investing in these securities. See “International Index Equity Fund—Risk Factors—Investing in International Stocks.”

Risk of Investing in REITs. To the extent invested in REITs, the Target Risk Funds will be subject to the risks associated with investing in these securities. See “Real Asset Return Fund—Risk Factors—Risks of Investing in REITs.”

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

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in short-term debt or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors—Credit Risk.”

Valuation of Units. The Unit value for each Target Risk Fund is the value of all assets of the Target Risk Fund, less all liabilities of the Target Risk Fund, divided by the number of outstanding Units of the Target Risk Fund prior to adjustment for any contributions, transfers or withdrawals with respect to the Target Risk Fund. Unit values for the Target Risk Funds as of the close of business on the previous Business Day are available at (800) 348-2272 and www.abaretirement.com.

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

Portfolio Turnover. Ordinarily, an index fund, such as those in which the Target Risk Funds invest a substantial portion of their assets, will sell securities only to reflect changes in the index in which it invests, to reinvest proceeds from corporate actions, dividends and interest payments or to accommodate cash flows into or out of the fund. Index funds seek to create a portfolio which substantially replicates the total return of the applicable index. Index funds are not managed through traditional methods of fund management, which typically involve frequent changes in a portfolio of securities on the basis of economic, financial and market analyses. Therefore, brokerage costs, transfer taxes and other transaction costs for index funds may be lower than those incurred by non-index, actively managed funds.

Portfolio turnover of the Target Risk Funds for the twelve months ended December 31, 2010 was 35% for the Conservative Risk Fund, 22% for the Moderate Risk Fund and 29% for the Aggressive Risk Fund. Portfolio turnover of the Target Risk Funds from the date of their inception, July 7, 2009, to December 31, 2009 was 5% for the Conservative Risk Fund, 7% for the Moderate Risk Fund and 9% for the Aggressive Risk Fund. With respect to each Target Risk Fund, the portfolio turnover reflects purchases and sales by such Target Risk Fund of shares of the State Street Bank collective investment funds through which such Target Risk Fund invests, rather than the portfolio turnover of the underlying portfolios of such collective investment funds.

Investment Advisor. Each Target Risk Fund’s assets are allocated to one or more asset classes in percentages to be determined by Northern Trust Investments. Income and gains attributable to the assets allocated to each asset class remain allocated to that portion unless and until re-allocated, and any differences in relative investment performance of the underlying funds in which each respective Target Risk Fund invests corresponding to each asset class can change the percentage of total assets of the Fund comprising each portion.

Northern Trust Investments has retained State Street Bank to serve as Investment Advisor with respect to the Target Risk Funds. The assets of each of the Target Risk Funds are invested in some or all of the SSgA Russell All Cap Index Non-Lending Series Fund, the SSgA International Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS Commodity IndexSM Non-Lending Series Fund, all of which are collective investment funds maintained by State Street Bank. Contributions and transfers to, and withdrawals and transfers from, each Target Risk Fund are allocated between the underlying funds in which each such Fund invests in a manner intended to achieve the targeted allocation of such Fund’s assets. State Street Bank receives a fee for its services at the annual rates of .042%, .055% and ..063% of the target asset allocations of the Conservative Risk Fund, Moderate Risk Fund and Aggressive Risk Fund, respectively. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Target Risk Funds or portions thereof.

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2010, State Street Bank had a total risk-based capital ratio of 19.9%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2010, State Street Bank and its affiliates on a consolidated basis had approximately $20.7 trillion of assets under custody and administration and had approximately $2.0 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

BALANCED FUND

Current Status. Certain assets contributed to the Program are held in the Balanced Fund. Northern Trust Investments is responsible for the investment of such assets, and ING Services maintains the recordkeeping with respect to the Balanced Fund and provides notices to Investors when appropriate. See “Contributions and Investment Selection—Contributions.” However, the Collective Trust no longer offers Units in the Balanced Fund. Additional information relating to assets held in the Balanced Fund may be obtained by writing or calling the Program. See “Additional Information.”

The assets under the Program invested in the Balanced Fund will remain so invested until they are transferred to another investment option available under the Program. Certain risk relating to securities lending may apply to investment in the Balanced Fund. See Item 1A, “Risk Factors—Risks Related to Securities Lending.” No transfers or contributions to the Balanced Fund are permitted.

Upon the termination of the Balanced Fund, which is expected to occur sometime in 2011, Northern Trust Investments will transfer all the assets invested in the Balanced Fund in accordance with directions received from Investors with investments then invested in the Fund. Any assets not subject to a valid direction to be transferred to another investment option and hence remaining in the Balanced Fund as of its termination are expected to be transferred to the Moderate Risk Fund.

Because Units in the Balanced Fund are no longer offered as an investment option, the following information is provided in this Annual Report for informational purposes only:

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

Northern Trust Investments directs the allocation of the Balanced Fund’s assets between debt and equity securities consistent with the Balanced Fund’s strategy. It obtains investment advice from separate advisors for the equity portion of the Balanced Fund and for the debt portion of the Balanced Fund. Under normal circumstances, approximately 40% of the Balanced Fund’s assets are expected to be allocated to debt securities and approximately 60% are expected to be allocated to equity securities. Contributions and transfers to, and withdrawals and transfers from, the Balanced Fund are allocated so that the percentage of debt and equity securities will be as close to approximately 40% and 60%, respectively, as may be practical, taking into account the level of contributions, transfers and withdrawals and the Balanced Fund’s percentage of debt and equity securities at the time of each contribution, transfer or withdrawal. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, and could change the percentage of total assets of the Balanced Fund which are allocated to, respectively, equity and debt securities. Northern Trust Investments may also, in its discretion, re-allocate assets in the Balanced Fund among equity and debt securities in order to avoid excessive deviation from the targeted allocation.

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

TBA Commitments. The Balanced Fund may enter into TBA commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for the security that is the subject of TBA commitments has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Balanced Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of the Balanced Fund’s other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Balanced Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Balanced Fund may dispose of a commitment prior to settlement if the Balanced Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Balanced Fund may take delivery of the securities or defer the delivery to the next month. The Balanced Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Risk Factors—‘When-Issued’ Securities.”

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

Risks of Emerging Markets Investing. Political and economic structures in many emerging markets countries may be undergoing significant evolution and rapid development, and such countries may lack the social, political and economic stability characteristic of more developed countries. Governments in many emerging market countries participate to a significant degree in the countries’ economies and securities markets. As a result, the risks of investing in the securities of foreign companies generally, including the risks of nationalization or expropriation, may be heightened. The small size and inexperience of the securities markets, and a more limited volume of trading in securities, in certain of these countries may also make the Balanced Fund’s investments in securities of companies located in such countries illiquid and more volatile than investments in more developed countries, and the Balanced Fund may be required to establish special custody or other arrangements before making certain investments in these countries. There may be little financial or accounting information available with respect to companies located in certain of such countries, and it may be difficult as a result to assess the value or prospects of an investment in such companies. Emerging markets often have provided significantly higher or lower rates of return than developed markets, and significantly greater risks, to investors.

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

Risks of Investment in Derivative Instruments. The Balanced Fund is subject to the risks associated with the use of derivatives and mortgage-backed securities to the extent the Balanced Fund is permitted to use them. See “Derivative Instruments.”

Short-Term Debt Instruments. The risk factors with respect to investing in various short-term instruments are similar to those applicable to the Stable Asset Return Fund. See “Stable Asset Return Fund—Risk Factors—Credit Risk.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Balanced Fund, such as brokerage commissions, increase, which may adversely affect the Balanced Fund’s performance. Portfolio turnover depends on the types and proportions of the Balanced Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 5% for the twelve months ended December 31, 2010 and 38% for the twelve months ended December 31, 2009.

Investment Advisors. The portion of the Balanced Fund invested in equity securities is invested through the Large Cap Equity Fund, with respect to which Northern Trust has retained the Investment Advisors set forth in “Large Cap Equity Fund—Investment Advisors.” The portion of the Balanced Fund invested in debt securities and money market instruments is invested through the Bond Core Plus Fund, with respect to which Northern Trust has retained PIMCO to serve as Investment Advisor. For information regarding the investment objectives, guidelines and restrictions of the Large Cap Equity Fund and the Bond Core Plus Fund, see “Large Cap Equity Fund” and “Bond Core Plus Fund.”

Historical Return Information. The following table shows, with respect to the Balanced Fund, the total annual return, after expenses, over the one-year, five-year and ten-year periods ended December 31, 2010. The table also provides average annual returns for a comparative market index for the Balanced Fund. The market index shown does not include an allowance for fees and expenses that an investor would pay to invest in the securities that comprise the index or expenses related to the operation of the Fund, such as recordkeeping fees. The Balanced Fund has had changes in fees and expenses applicable to it during and after the periods for which performance is shown, and performance shown would have been different had current fees and expenses been applicable for the entire period(s). The past performance of the Balanced Fund or the index shown is no guarantee of future performance.

Average Annual Total Returns(1)	Periods Ended December 31, 2010
	1 Year	5 Year	10 Years	Inception Date
Balanced Fund	12.09%	2.75%	3.74%	01/02/92
60% Russell 1000 Index/40% Barclays Capital U.S. Aggregate Bond Index	12.74%	4.28%	3.80%

(1)

The Balanced Fund participates in the State Street Bank securities lending program as described under “Information with Respect to the Funds—Loans of Portfolio Securities.” The cash collateral received by the Balanced Fund in connection with the securities lending program is invested in a cash collateral pool that utilizes constant ($1.00 per unit) amortized cost pricing although such cash collateral pool, at December 31, 2010, had an average value on a mark-to-market basis of a lower amount per unit. The returns shown in the table above are based on amortized cost pricing of this cash collateral pool because such fund has effected (and continues to effect) purchases and redemptions of interests therein at 100% of principal invested, and purchases and redemptions of Units of the Balanced Fund were effected (and continue to be effected) at net asset values that do not reflect mark-to-market valuations. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Summary of Deductions and Fees. The table below provides information regarding the various costs and expenses of the Collective Trust with respect to an investment in the Balanced Fund. These estimated annual expenses are stated as a percentage of the assets of the Balanced Fund. For a discussion of the manner in which deductions and fees are calculated and the portions of these deductions and fees paid to certain parties in connection with the Program, see “Deductions and Fees.”

	Investment Advisor Fees	Program Expense Fees	Trust, Management and Administration Fee and Other Fees	Acquired Fund Fees and Expenses(1)	Total Fees	Approximate Assets as of December 31, 2010 (in millions) (2)
Balanced Fund	—	—	—	1.032%	1.032%	$270

(1)	The equity portion of the Balanced Fund is invested through the Large Cap Equity Fund and the debt portion of the Balanced Fund is invested through the Bond Core Plus Fund. For the purposes of this table, fees payable by the Bond Core Plus Fund and the Large Cap Equity Fund attributable to assets of the Balanced Fund are included as Acquired Fund Fees and Expenses. In addition, the Balanced Fund invests some of its assets indirectly through collective investment funds maintained by State Street Bank. As a result, investors in the Balanced Fund indirectly bear expenses of those underlying collective investment funds, including audit, administration and legal fees, which fees are included as Acquired Fund Fees and Expenses.
(2)	This table is based on approximate assets of the Collective Trust as of December 31, 2010, which totaled $3,648 million, the estimated annualized fees and expenses as then in effect and the approximate allocation of the Collective Trust’s assets among the investment options and the Balanced Fund as of that date. For purposes of this table, Balanced Fund assets invested through, respectively, the Bond Core Plus Fund and the Large Cap Equity Fund are included under the Balanced Fund.

INFORMATION WITH RESPECT TO THE FUNDS

Investment Prohibitions.

Except as otherwise described in this paragraph, no Managed Fund or Index Fund may currently:

•

trade in foreign currency, except for transactions incidental to the settlement of purchases or sales of securities for the Fund and derivatives transactions in foreign currency to the extent described under “Derivative Instruments”;

•	make an investment in order to exercise control or management over a company;

•	make an investment in mutual funds except as authorized by the operating guidelines of Northern Trust Investments;

•

make short sales, unless the Fund has, by reason of ownership of other securities, the right to obtain securities of a kind and amount equivalent to the securities sold, which right will continue so long as the Fund is in a short position;

•

issue senior securities or trade in commodities, commodity contracts or other derivatives, other than options or futures contracts (including options on futures contracts) with respect to securities or securities indices, and except as described under “Derivative Instruments;”

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

•

make loans, except by (i) the purchase of marketable bonds, debentures, commercial paper and similar marketable evidences of indebtedness, (ii) engaging in repurchase agreement transactions and (iii) with respect to the Managed Funds making loans of portfolio securities; or

•	underwrite the securities of any issuer.

Assets of the Funds may be invested indirectly in exchange traded funds, money market funds or registered mutual funds to the extent any investment funds maintained by State Street Bank underlying such Funds invest in such funds, and the Funds may invest in these funds to the extent consistent with the investment policy for the Program developed by Northern Trust Investments and accepted by ABA Retirement Funds.

Northern Trust Investments has directed the Investment Advisors not to recommend an investment, and Northern Trust Investments will not cause any Fund to make an investment:

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

•

in an industry if that investment would cause more than 25% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in that industry, determined at the time of purchase; or

•

in the securities of an issuer (other than the U.S. government and its agencies and, with respect to certain Funds, other than short-term investment funds maintained by Northern Trust or State Street Bank or its affiliates) if that investment would cause more than 5% of the portion of the Fund’s net assets allocated to the Investment Advisor to be invested in the securities of that issuer, determined at the time of purchase.

The foregoing restrictions with respect to industry and issuer concentration do not apply to the Index Funds (to the extent that the replicated index is concentrated in a specific industry or issuer) nor do they apply to the Real Asset Return Fund, the Retirement Date Funds, the Target Risk Funds or any Managed Fund that uses index equity funds to manage liquidity (to the extent that the replicated index is concentrated in a specific industry or issuer).

The foregoing restriction on issuer concentration does not apply to the portion of the International All Cap Equity Fund advised with the assistance of First State Investment International Limited, which we refer to as First State. In lieu of such issuer concentration restriction, Northern Trust Investments has directed First State not to recommend an investment, and Northern Trust Investments will not cause the International All Cap Equity Fund to make an investment, in the securities of an issuer (other than the U.S. government and its agencies and other than short-term investment funds maintained by Northern Trust or State Street Bank or its affiliates) if that investment would cause more than 8% of the portion of the Fund’s net assets allocated to First State to be invested in the securities of that issuer, determined at the time of purchase.

The Funds that invest in fixed income securities may also purchase such securities for future delivery on a “to be announced” or “TBA” basis where the price and coupon are determined at the time of purchase but the collateral for such securities is not determined until immediately before the securities are delivered. Investing in TBA securities carries risks similar to investing in “when-issued” securities. See “Stable Asset Return Fund—Risk Factors—‘When-Issued’ Securities,” “Bond Core Plus Fund—Risk Factors—TBA Commitments,” “Bond Index Fund—Risk Factors—TBA Commitments” and “Balanced Fund—Risk Factors.”

As described under “Derivative Instruments,” Northern Trust Investments may cause a Fund to invest in options, futures contracts, options on future contracts and other derivatives.

Unless otherwise indicated herein, if a percentage restriction set forth in this Annual Report is adhered to at the time of investment, a subsequent increase or decrease in a percentage resulting from a change in the values of assets will not constitute a violation of that restriction.

Northern Trust Investments may generally in its discretion revise the foregoing investment prohibitions and restrictions.

Loans of Portfolio Securities. For the purpose of achieving income, the Managed Funds (except the Stable Asset Return Fund), as well as the Balanced Fund, may lend a portion of their portfolio securities to brokers, dealers and other financial institutions, provided that these activities are conducted in accordance with the applicable requirements of ERISA, including:

•

the loan is secured continuously by collateral consisting of cash, U.S. government securities or irrevocable letters of credit maintained in an amount at least equal to the daily required mark-to-market value of the securities loaned;

•	such lending Fund may at any time call the loan and obtain the return of the securities loaned; and

•	such lending Fund will receive any interest or dividends paid on the loaned securities.

When a Fund lends portfolio securities, its investment performance will continue to reflect changes in the value of the securities loaned, and such Fund will also receive income from lending its securities (which may include earnings on cash collateral). Northern Trust Investments has retained State Street Bank to administer the securities lending activities of these Funds. A portion of the income generated upon investment of cash collateral is remitted to the borrowers of securities, and the remainder, if any, is allocated between the Fund lending the securities and State Street Bank in its capacity as lending agent. State Street Bank also receives fees for managing the securities lending cash collateral pool. See Item 1A, “Risk Factors—Risks Related to Securities Lending.”

Valuation of Units. An investor’s interest in a Fund is represented by the value of the Units credited to the investor’s account for that Fund. The number of Units purchased with a contribution or transfer or allocation of assets to a Fund is the quotient of the amount so allocated to the Fund divided by the per Unit value of the Fund calculated as of the end of the regular trading session of the New York Stock Exchange on the Business Day the contribution is credited to the Fund by Northern Trust Investments (normally, 4:00 p.m. Eastern time). The Units themselves are not traded on the New York Stock Exchange or any other exchange. Once a number of Units has been credited to an investor’s account, this number will not vary because of any subsequent fluctuation in the Unit value. The value of each Unit, however, will fluctuate with the investment experience of the particular Fund, which reflects the investment income and realized and unrealized capital gains and losses of that Fund. Unit values for the Funds are determined as of the close of the regular trading session of the New York Stock Exchange on each Business Day. The Unit value for each Fund is the value of all assets of the Fund, less all liabilities of the Fund, divided by the number of outstanding Units of the Fund prior to adjustment for any contributions, transfers or withdrawals with respect to the Fund. Consistent with the Securities and Exchange Commission’s rules applicable to the periodic determination of the net asset value of redeemable securities, in the determination of Unit values for the Funds, Northern Trust Investments reflects changes in holdings of portfolio securities no later than the first Business Day following the trade date.

Unit values for the Funds as of the close of business on the previous Business Day are available at (800) 348-2272 and www.abaretirement.com.

Northern Trust Investments, acting through one or more affiliates, generally values each Fund’s portfolio of securities based on closing market prices or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by Northern Trust Investments to be unreliable, the fair value of the particular securities or assets is determined in good faith by Northern Trust Investments. For market prices and quotations, as well as some fair value methods of pricing, Northern Trust Investments may rely upon securities prices provided by pricing services, the Investment Advisor(s) or independent dealers. For the reasons set forth in Item 1A, “Risk Factors—Risks Related to Securities Lending,” Northern Trust Investments currently determines the value of Units of each Fund that participates in State Street Bank’s securities lending program consistent with its utilization of the amortized cost price of $1.00 per unit for purchases and sales of interests in the cash collateral pool described therein notwithstanding that the mark-to-market values of the Funds’ interests in such cash collateral pool are less than $1.00.

All methods of determining the value of a security on a basis other than market value, including those discussed below, are forms of fair value pricing. All valuations of securities on a fair value basis are made pursuant to fair value procedures adopted by Northern Trust Investments. The use of fair value pricing with respect to the securities of any Fund may cause the value of the Units of that Fund to differ from the Unit value that would be calculated using only market prices.

Northern Trust Investments, acting through one or more affiliates, uses the fair value of a security, including a non-U.S. security, when it determines that the closing market price on the primary exchange where the security is traded is not readily available or no longer accurately reflects the value of the security at the time of calculation of its net asset value. This may occur for a variety of reasons that affect either the relevant securities markets generally or the specific issuer. In making the fair value determination, Northern Trust Investments endeavors to value the security at the amount the owner might reasonably expect to receive upon the security’s current sale. In so doing, the valuation committee considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events. With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, fair value pricing may be appropriate. Specifically, under appropriate circumstances, Northern Trust Investments will utilize a fair value model for the International All Cap Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. If a significant event occurs other than general movements in the U.S. markets, Northern Trust Investments will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with Northern Trust Investments’ fair value procedures.

Certain other types of securities, including those discussed below in this paragraph, may be priced using fair value rather than market prices. For instance, Northern Trust Investments may use a pricing matrix to determine the value of fixed-income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. To the extent that a Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds. Each of these funds may, under certain circumstances, use fair value pricing in determining their net asset values.

For a discussion of the valuation of Units in the Stable Asset Return Fund, see “Stable Asset Return Fund—Valuation of Units.“

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

DERIVATIVE INSTRUMENTS

The Funds may engage in transactions in derivative instruments to the extent described below. Derivatives, which are financial instruments the value of which is derived from the value of other instruments or assets, include futures, forwards, warrants, options, swaps, swaptions, caps, floors and foreign currency hedging contracts. Collateralized mortgage obligations, which we refer to as CMOs, and other mortgage-backed securities, as well as asset-backed securities, are considered derivative securities because their value is derived from the cash flows of their underlying assets, such as the mortgages or accounts receivable. As described in further detail below, the Reform Act and regulations enacted pursuant to the Reform Act will substantially alter the nature of derivatives trading in the United States (and potentially outside of the United States).

The derivatives trading of the Funds may include of the following:

•	The indexed portions of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund, the International All Cap Equity Fund and the Index Funds may engage in transactions in stock index futures and options for hedging purposes and as a substitute for comparable market positions in the securities held by each such Fund (with respect to the portion of its portfolio that is held in cash items—for example, pending investment or to pay for redemption requests).

•

The International All Cap Equity Fund, the International Index Equity Fund, and, to a lesser extent, the other Funds that invest in securities denominated in foreign currencies may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described under “—Foreign Currency Exchange Contracts.”

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

•

The Stable Asset Return Fund may invest in asset-backed securities, including CMOs and other derivative mortgage-backed securities, and may also invest in derivatives such as Eurodollars futures contracts, Treasury futures and options, as well as swaps for purposes of securities replication and hedging/management of duration and yield curve exposure.

The Index Funds may also engage in transactions in derivatives, including but not limited to, financial futures (including interest rate futures), swaps and foreign currency forwards, options and futures instruments, CMOs and other derivative mortgage-backed securities or other investments as Northern Trust Investments deems appropriate under the circumstances.

The Real Asset Return Fund may invest in derivatives as described in “Real Asset Return Fund—Strategy.”

The Retirement Date Funds may invest in derivatives as described in “Retirement Date Funds—Strategy.”

The Target Risk Funds may invest in derivatives as described in “Target Risk Funds—Strategy.”

The Funds may engage in transactions in derivatives for temporary periods in connection with Investment Advisor transitions or similar transactions to the extent consistent with their respective investment objectives.

Northern Trust Investments may in its discretion revise the foregoing policies applicable to the Funds relating to engagement in transactions in derivative instruments.

These Funds may use exchange-traded or OTC derivatives to hedge or protect themselves from adverse movements in underlying prices and interest rates (which we refer to as hedging) to seek to profit from future price changes in a given market or instrument with the goal of independently generating positive returns for the Fund (which we refer to as speculative trading) or to increase the Fund exposure to gains and losses associated with a given market or instrument (which we refer to as leveraged trading).

While the goal of hedging is to decrease the risk of a given position, hedging may deprive a Fund of investment gains that it would otherwise have realized. In addition, hedging is subject to the risk that the purported hedge may not be precisely correlated with the risk or risks the Investment Advisor seeks to hedge. Such a mismatch could actually result in increasing a Fund’s exposure to the risk being hedged. To the extent that a Fund’s derivative trading constitutes speculative trading or leveraged trading, such trading will be subject to the risk that the Investment Advisor may have misjudged the future direction of the market, thereby reducing gains or leading to losses for a Fund. Many derivatives, particularly those that are not traded in transparent markets, may also be subject to significant price risk. Prices in these markets are privately negotiated and there is a risk that the negotiated price may deviate materially from fair value. This deviation may be particularly acute where there is no active market available from which to derive benchmark prices. The price of a given derivative may demonstrate material differences over time between its theoretical value and the value that may actually be realized by the Fund (e.g., due to non-conformance to anticipated or historical correlation patterns). Many OTC derivatives are priced by the dealer; however, the price at which a dealer values a particular derivative may not comport with the price at which the Fund seeks to buy or sell the position. In many instances, a Fund will have little ability to contest the dealer’s valuation. Derivatives, particularly to the extent they are transacted on an OTC or bilateral basis or are highly customized, may also be highly illiquid, making it difficult, or in some cases impossible, for a Fund to exit a position at what the Investment Advisor considers a reasonable price.

To the extent that a Fund enters into a derivative on an OTC or “bilateral” basis, which means that the Fund’s ultimate counterparty in a transaction is not a regulated clearing house (a well-capitalized and regulated party that becomes the counterparty to each trade on both sides of a specified market upon acceptance for clearing), that Fund will be subject to the risk that the counterparty to the Fund will not be able to perform its obligations under the transaction. Any deterioration in the counterparty’s creditworthiness could result in a devaluation of the transaction and result in losses to the Fund. There are a small number of major financial institutions globally that act as counterparties in the majority of OTC derivative transactions and represent the vast majority of liquidity available in these markets. These institutions have historically been highly leveraged and largely unregulated and have had substantial financial exposure to each other, increasing the risk that a failure of one financial institution could lead to a “domino” effect of further failures of major financial institutions. Many of these financial institutions received substantial government-directed financial support or were “bailed out” during the recent financial crisis. The failure of Lehman Brothers in September 2008 had a significantly adverse impact on those traders that transacted with Lehman Brothers in the OTC markets. There can be no guarantee that similar failures will not occur in the future.

There has been substantial disruption in the OTC derivatives markets related to the market turmoil and failure of certain financial institutions in 2008 and 2009. The vast government intervention during this period also led to considerable uncertainty among market participants. Although the OTC derivatives markets have since stabilized somewhat, there can be no assurance that the turmoil in these markets will not recur. This disruption and uncertainty could cause substantial losses to a Fund if its OTC derivatives are prematurely terminated, especially due to the default of a Fund counterparty, where payment may be delayed or completely lost.

Foreign Currency Exchange Contracts. All of the Funds that may invest in securities denominated in foreign currencies may enter into forward foreign currency exchange contracts, which we refer to as forwards, to hedge against exchange rate-related fluctuations in the U.S. dollar price of the security. In addition, the International All Cap Equity Fund and the International Index Equity Fund may sell or buy a particular foreign currency (or another currency that acts as a proxy for that currency) when the Investment Advisor believes that the currency of a particular foreign country may move substantially against another currency. A forward involves an obligation to purchase or sell a specific amount of a specific currency at a future date, which may be any fixed number of days from the date of the contract agreed upon by the parties, at a price set at the time of the contract. A Fund may seek to use such contracts to reduce its exposure to changes in the value of the currency it will deliver and increase its exposure to changes in the value of the currency into which it will be exchanged. The effect on the value of a Fund is similar to selling securities denominated in one currency and purchasing securities denominated in another.

Historically, forward trading has taken place in bilateral markets that were not regulated or overseen by the U.S. Commodity Futures Trading Commission, the National Futures Association or

regulated futures exchanges. These transactions have been privately negotiated between parties in the inter-bank currency markets, which is generally referred to as “non-retail” forex, and not on a regulated exchange. In order to trade in these inter-bank currency markets, Funds must deposit collateral with their trading counterparties. This collateral is not subject to the same segregation requirement and other protections as collateral delivered in connection with regulated futures contracts transacted on a futures exchange. Although the applicable Funds enter into forwards only with major financial institutions, the insolvency or bankruptcy of such institutions could subject a Fund to the loss of the entire amount of its collateral on deposit with that counterparty.

Although the forward markets are well-established and functioned comparatively smoothly during the recent financial crisis, there is currently a considerable degree of uncertainty about how the forward markets will be regulated under the Reform Act, including whether the Funds will be allowed to continue to enter into forwards on a non-retail basis. If these contracts are subjected to increased regulation or if the Funds are forced to execute all foreign currency transactions on a regulated exchange or on a retail basis it could increase the cost to the Funds of entering into these transactions or make such transactions uneconomical to execute. U.S. dollar-denominated American Depositary Receipts, which we refer to as ADRs, which are issued by domestic banks and are traded in the United States on exchanges or over-the-counter, are available with respect to many foreign securities. ADRs do not lessen the foreign exchange risk inherent in investment in the securities of foreign companies; however, by investing in ADRs rather than directly in the foreign companies’ stock, a Fund can avoid currency risks during the settlement period for purchases or sales without having to engage in separate foreign currency hedging transactions.

Options on Securities. The purchase and writing of options on securities involve risks. During the option period, a writer of a covered call option gives up, in return for the premium on the option, the opportunity to profit from a price increase in the underlying security above the exercise price but retains, as long as its obligations as a writer continues, the risk of loss should the price of the underlying security decline. The writer of an option traded on an option exchange in the United States has no control over the time when it may be required to fulfill the writer’s obligation. Once an option writer has received an exercise notice, it cannot effect a closing purchase transaction in order to terminate its obligation under the option and must deliver the underlying securities at the exercise price. The writer of an uncovered option bears the risk of having to purchase the underlying security at a price higher than the exercise price of the option. As the price of a security could appreciate substantially, the option writer’s loss could be significant. If a put or call option is not sold when it has remaining value, and if the market price of the underlying security, in the case of a put, remains equal to or greater than the exercise price or, in the case of a call, remains less than or equal to the exercise price, the investor will lose its entire investment in the option. Also, when a put or call option on a particular security is purchased to hedge against price movements in a related security, the price of the put or call option may move more or less than the price of the related security. Furthermore, there can be no assurance that a liquid market will exist when an investor seeks to close out an option position. If trading restrictions or suspensions are imposed on the options markets, an investor may be unable to close out a position.

Swaps. A swap transaction is an individually negotiated, non-standardized agreement between two parties to exchange cash flows measured by different interest rates, exchange rates, indices or prices, with payments generally calculated by reference to a principal, which we refer to as notional, amount or quantity. Swaps are not traded on exchanges; rather, banks and dealers act as principals in these markets. Because swaps are bilateral contracts and may have lengthy terms, such agreements may be highly illiquid. Moreover, an investor bears the risk of loss of the amount expected to be received under a swap in the event of the default or bankruptcy of its swap counterparty. Although historically the swap markets in the United States have been largely unregulated, the Reform Act and regulations currently being enacted pursuant to the Reform Act will impose comprehensive regulations on these markets. These regulations may require that many of the transactions currently executed in the OTC markets be executed on exchanges and cleared through regulated clearing houses. Certain transactions may become uneconomic or may not be available in the same volume or with the same degree of customization as is currently the case. See “—Substantial New Regulation of OTC Derivatives Markets.”

Futures and Futures Options. There are several risks associated with the use of futures and futures options by the Funds. Futures and options contracts may not always be successful hedges and their prices can be highly volatile. Using these contracts could lower a Fund’s total return and the potential loss from their use can exceed a Fund’s initial investment in these contracts due to the inherent leverage involved in futures trading. To the extent that a Fund uses futures or futures options to hedge other positions, there can be no guarantee that there will be a high degree of correlation between the prices of the futures or futures options and the prices of the assets sought to be hedged. A mismatched hedging transaction could result in losses on both the hedge and the position being hedged. In addition, there can be no assurance that a liquid market will exist at a time when a Fund seeks to close out an open futures contract or futures option. Many futures exchanges limit the permitted daily price fluctuations in their markets and once that limit has been reached no further trades may occur beyond that limit, making it difficult or impossible to enter into trades on economically reasonable terms.

Non-U.S. Futures Exchanges. Certain Funds may trade futures on non-U.S. exchanges. These exchanges are not regulated by any U.S. government agency and may provide materially fewer protections to traders as compared with U.S. futures exchanges. Funds engaging in such trading could incur substantial losses to which they would not have been subject when trading on U.S. markets. In addition, the profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies. Consequently, the Funds will be subject to exchange rate risk, or the risk that the value of a position will be affected by changes in exchange rates relative to the U.S. dollar.

Substantial New Regulation of OTC Derivatives Markets. The Reform Act includes provisions that seek to comprehensively regulate the U.S. over-the-counter derivatives markets for the first time. The Reform Act will require that a substantial portion of OTC derivatives be executed in regulated markets and submitted for clearing to regulated clearing houses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearing house, as well as possible margin requirements mandated by U.S. securities and futures regulators. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users”, the Funds will not be able to rely on such exemptions. OTC derivatives dealers also will be required to post margin to the clearing houses through which they clear their customers’ trades instead of using such margin in their operations, as they currently are allowed to do. This will further increase the dealers’ costs, and these increases are expected to be passed through to other market participants in the form of higher fees and less favorable pricing. The Securities and Exchange Commission and Commodity Futures Trading Commission may also require a substantial portion of derivative transactions that are currently executed on a bilateral basis in the OTC markets to be executed through regulated securities, futures or swap exchanges or execution facilities. Such requirements may make it more difficult and costly for the Funds to enter into customized transactions. They may also render certain strategies in which the Funds might otherwise engage impossible or so costly that they will no longer be economical to implement.

OTC derivatives dealers and major OTC derivatives market participants will also be required to register with the Securities and Exchange Commission and/or the Commodity Futures Trading Commission. The Funds or the Investment Advisors to the Funds may be required to register as major participants in the OTC derivatives markets. Dealers and major participants will be subject to minimum capital and margin requirements. These requirements may apply irrespective of whether the OTC derivatives in question are exchange-traded or cleared. OTC derivatives dealers will also be subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest, and other regulatory obligations. These requirements may increase the overall costs for OTC derivatives dealers, which are likely to be passed along, at least in part, to market participants in the form of higher fees or less favorable pricing. The overall impact of the Reform Act on the Funds is highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime.

INVESTMENT ADVISORS

Northern Trust has retained the services of various persons or entities, which we refer to as Investment Advisors, to assist it in the exercise of its investment responsibility with respect to the Funds or various portions thereof. Northern Trust Investments exercises discretion with respect to the selection and retention of the Investment Advisors, consistent with the investment policy for the Program developed by Northern Trust Investments and accepted by ABA Retirement Funds. See “ABA Retirement Funds.” Northern Trust Investments may remove an Investment Advisor at any time and Northern Trust Investments may also change at any time the allocation of assets among Investment Advisors where a Fund has more than one Investment Advisor.

Decisions to buy and sell securities for the Funds, or to select underlying collective investment funds or other vehicles into which the Funds are to invest, are made by the Investment Advisors in accordance with the investment policies and restrictions of the Funds, subject to monitoring and review by Northern Trust Investments. Investments for the Funds are not necessarily made consistently with those of other investment accounts managed by the Investment advisors. Occasions may arise, however, when an Investment Advisor makes the same investment in more than one of its clients’ accounts. The principal factors which the Investment Advisors consider in making these allocations are the relative investment objectives of their clients, the relative size of the portfolio holdings of the same or comparable securities and the then remaining availability in the particular account of funds for investment. Portfolio securities held by one client of an Investment Advisor may also be held by one or more of its other clients. When two or more of an Investment Advisor’s clients are engaged in the simultaneous sale or purchase of securities, the Investment Advisor allocates the transactions as to amount in accordance with formulas deemed to be equitable as to each client. There may be circumstances under which purchases or sales of portfolio securities for one or more of an Investment Advisor’s clients will have an adverse effect on other clients.

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

In executing portfolio transactions, Investment Advisors will seek to obtain the most favorable execution available consistent with their internal policies and procedures. The agreements between Northern Trust and the Investment Advisors provide that, in assessing the best overall terms available for any transaction, the Investment Advisor may consider factors it deems relevant, including the brokerage and research services, as those terms are defined in section 28(e) of the Securities Exchange Act of 1934, provided to the Funds, viewed in terms of either that particular transaction or the broker-dealer’s overall responsibilities to the Fund.

Northern Trust Investments periodically reviews the brokerage commissions paid by the Funds to determine if the commissions paid over representative periods of time were reasonable in relation to the benefits inuring to the Funds. It is possible that some of the services received from a broker or dealer in connection with the execution of transactions will primarily benefit one or more other accounts for which an Investment Advisor exercises discretion, or a Fund other than that for which the transaction was executed. Conversely, any given Fund may be the primary beneficiary of the service received as a result of portfolio transactions effected for those other accounts or Funds. The fees of the Investment Advisors are not reduced by reason of receipt of brokerage and research services.

SELF-MANAGED BROKERAGE ACCOUNTS

Self-Managed Brokerage Accounts are not included in the Collective Trust and are not registered under the Securities Act of 1933. They are described in this Annual Report for information purposes only.

As an additional investment option under the Program, Northern Trust has retained State Street Global Markets, LLC to make available a Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available for all plans unless the Employer elects not to make it available for its plan. State Street Global Markets, LLC permits an Investor (as defined in “Contributions and Investment Selection”) whose plan includes the Self-Managed Brokerage Account as an investment option to authorize, at the Investor’s own cost, a third party “investment manager,” as defined in Section 3(38) of ERISA, to trade that Investor’s Self-Managed Brokerage Account. With the exception of certain in-kind rollover contributions, contributions cannot be allocated directly to the Self-Managed Brokerage Account, but must first be allocated to one or more of the Funds and then transferred to the Self-Managed Brokerage Account. In-kind rollover contributions may be allocated directly to the Self-Managed Brokerage Account, subject to prior approval of State Street Global Markets, LLC. Assets in a Self-Managed Brokerage Account may be invested in publicly traded debt and equity securities and mutual funds. Some types of investments, such as options, futures, commodities, foreign securities (other than American Depositary Receipts), initial public offerings, bulletin board stocks, privately traded limited partnerships, commercial paper, bank investments and insurance investments, cannot be made in a Self-Managed Brokerage Account. Margin trading and short selling are not permitted in Self-Managed Brokerage Accounts. For more information regarding the Self-Managed Brokerage Account, please call (800) 348-2272 or see the Self-Managed Brokerage Account kit located in the Literature section of the Program’s website at www.abaretirement.com.

The Self-Managed Brokerage Account generally is funded through “Core Funds,” which is defined as all investment options, but excluding the Self-Managed Brokerage Account. To establish a Self-Managed Brokerage Account, an Investor must transfer initially a minimum of $2,500 from the Investor’s Core Funds to the Self-Managed Brokerage Account, provided that the Investor must at all times maintain in the Investor’s Core Funds the greater of $1,000 and 5% of the Investor’s entire account balance (including, for purposes of the 5% calculation, the assets in the Investor’s Self-Managed Brokerage Account). After the initial transfer, an Investor may make transfers of not less than $500 from the Core Funds to the Self-Managed Brokerage Account. No transfer from the Core Funds will be permitted to the extent that such transfer would cause the Investor’s Core Funds to fall below the required minimum.

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

At the discretion of State Street Global Markets, LLC, a Self-Managed Brokerage Account may be funded through in-kind transfers from other tax-qualified retirement plans. The foregoing account balance minimums and transfer restrictions with regard to the Core Funds remain in effect.

CONTRIBUTIONS AND INVESTMENT SELECTION

We also refer to the person or entity responsible for allocating the assets of a plan among the investment options as the Investor. The Investor may be either the Participant, the Employer or the plan trustee depending on the terms of the plan. In the case of the American Bar Association Members Retirement Plan, each Participant is an Investor and, generally, in the case of the American Bar Association Members Defined Benefit Pension Plan, the Employer is the Investor. However, with respect to certain prior plan accounts under the American Bar Association Members Defined Benefit Pension Plan (e.g., rollover contributions), the Participant is the Investor. In the case of an individually designed plan, the Participant, Employer or plan trustee may be the Investor.

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

Contributions allocated to the Funds are used to purchase Units in the Funds at the per Unit values of the Fund, calculated as of the close of the regular trading session of the New York Stock Exchange on the Business Day on which the contributions are credited. With the exception of certain in-kind rollover contributions, contributions cannot be allocated directly to a Self-Managed Brokerage Account, but must first be allocated to one or more of the Funds and then transferred to the Self-Managed Brokerage Account. See “Self-Managed Brokerage Account.” In-kind rollover contributions may be allocated directly to the Self-Managed Brokerage Account, subject to prior approval. Also, contributions no longer can be allocated to the Balanced Fund. See “Balanced Fund.“

TRANSFERS AMONG INVESTMENT OPTIONS AND WITHDRAWALS

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

Transfer requests may be made by telephone through the Voice Response Unit or a Participant Services Representative or via the Internet website. Call the Program at (800) 348-2272 to make telephone transfers. All telephone transfer instructions are recorded. By authorizing telephone transfers, the Investor consents to such recording. The Program will accept telephone transfer instructions from any person who provides the correct identifying information. Consequently, this service may entail additional risks. The Program reserves the right, subject to the approval of ABA Retirement Funds, to cancel telephone transfer services at any time without advance notice to Investors. Transfer requests may also be made through the Program’s website by accessing www.abaretirement.com. The Investor must use the correct identifying information in order to gain access to such Investor’s account through the Internet. Transfers will be effective as of a particular Business Day if confirmed on the Internet no later than 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading) on that Business Day. Transfers confirmed after that time will be made on the next Business Day. In addition, a “Transfer Among Investment Options” form may be sent to ABA Retirement Funds Program, P.O. Box 5142, Boston, Massachusetts 02206-5142.

Frequent Trading; Restrictions on Transfers. Short-term or other excessive trading into and out of a Fund may harm its performance by disrupting portfolio management strategies and by increasing expenses. The policy of Northern Trust Investments, as trustee of the Collective Trust, is to discourage such trading. The International All Cap Equity Fund and the International Index Equity Fund have both adopted a specific excessive transfer restriction with respect to an Investor’s ability to make transfers into the International All Cap Equity Fund or the International Index Equity Fund. Under this restriction, Investors may make not more than one transfer into the International All Cap Equity Fund or the International Index Equity Fund within any 45 calendar day period. There are no restrictions on an Investor’s ability to make transfers out of the International All Cap Equity Fund or the International Index Equity Fund on any Business Day. The International All Cap Equity Fund and the International Index Equity Fund have adopted this restriction to reduce potential disruptions to such Fund that could potentially affect its investment performance. An Investor who is unable to make a transfer into the International All Cap Equity Fund or the International Index Equity Fund as a result of this restriction will not achieve the investment results, whether gain or loss, that would have been achieved if the transfer were implemented. The International All Cap Equity Fund, the International Index Equity Fund and their respective other Investors do not incur any gain or loss as a result of such inability of such Investor to make a transfer.

Stable Asset Return Fund. Effective on or about May 1, 2011, it is expected that direct transfers from the Stable Asset Return Fund to a Self-Managed Brokerage Account no longer will be permitted. There will continue to be no restrictions on transfers from the Stable Asset Return Fund to other Funds available under the Collective Trust, but the amount transferred from the Stable Asset Return Fund to any other Fund cannot be transferred from such other Fund to a Self-Managed Brokerage Account until 90 days have passed since the date of such transfer. To the extent that an amount transferred from the Stable Asset Return Fund to another Fund is again transferred to another Fund, such amount cannot be transferred to a Self-Managed Brokerage Account until 90 days have passed since the date of the initial transfer from the Stable Asset Return Fund.

Northern Trust Investments, as trustee of the Collective Trust, reserves the right to take such additional actions with respect to excessive trading activity in the International All Cap Equity Fund, the International Index Equity Fund or other investment options, such as the rejection of transfer requests, as it may, in its discretion, deem appropriate and in the best interests of all Investors to curtail excessive trading. In addition, to discourage short-term trading, Northern Trust Investments may use fair value pricing in certain circumstances, as discussed under “Information With Respect to the Funds—Valuation of Units.”

Other Restrictions. Northern Trust Investments reserves the right to suspend withdrawals from or transfers to any Fund or transfer or withdrawals from the Balanced Fund and Northern Trust Investments and State Street Bank reserve the right to suspend withdrawals from or transfers to a Self-Managed Brokerage Account at any time during which any market or stock exchange on which a significant portion of the investments of a Fund, the Balanced Fund or a Self-Managed Brokerage Account are quoted is closed or during which dealings thereon are restricted or suspended. In addition, Northern Trust Investments reserves the right to suspend withdrawals or transfers to or from any Fund or transfer or withdrawals from the Balanced Fund at any time during which (a) there exists any state of affairs which, in the reasonable opinion of Northern Trust Investments, constitutes an emergency as a result of which disposition of the assets of a Fund or transfer or withdrawals from the Balanced Fund would not be reasonably practicable or would be seriously prejudicial to the holders of Units of a Fund or the Balanced Fund, (b) there has been a breakdown in the means of communication normally employed in determining the price or value of any of the investments of a Fund or the Balanced Fund, or of current prices on any stock exchange on which a significant portion of the direct or indirect investments of such Fund or the Balanced Fund are quoted, or when for any reason the prices or values of any investments owned by such Fund cannot reasonably be promptly and accurately ascertained, or (c) the transfer of funds involved in the realization or acquisition of any investment cannot, in the reasonable opinion of Northern Trust Investments, be effected at normal rates of exchange. In addition, Employer-initiated withdrawals from the Stable Asset Return Fund may be suspended or limited temporarily if, in the reasonable judgment of Northern Trust Investments, including by reliance on recommendations of Investment Advisors to the Stable Asset Return Fund, the amount of such withdrawals would have a material adverse effect on the remaining investors in the Fund.

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

PARTICIPANT ADVISOR SERVICE

The ABA Retirement Funds has engaged ING Investment Advisors, LLC, which we refer to as ING Investment Advisors, an investment adviser registered under the Investment Advisers Act of 1940, as amended, and a subsidiary of ING Services, to make available to Participants through its call center the services of its investment advisor representatives for the telephonic delivery of investment advice and account management, when we refer to as the Professional Account Manager and an Internet-based personalized defined contribution plan asset allocation investment advisor service, which we refer to as the Online Advisor Service. ING Services is a wholly owned subsidiary of ING Group, a Netherlands-based financial services company. The advisory service model described herein is based on Department of Labor Advisory Opinion 2001-09A.

ING Investment Advisors provides to Participants (or beneficiaries) in plans adopted under the American Bar Association Members Retirement Plan (and certain individually designed defined contribution plans) individualized investment advice regarding the designated investment options under the Program over the telephone through its investment advisor representatives or via the Internet through access to the Online Advisor Service website. The Online Advisor Service provides retirement forecasts and advice, utilizing the computer program of Financial Engines, Inc.®, which we refer to as FE, which is not affiliated with ING Investment Advisors, to analyze market conditions and the Funds available under the Collective Trust, as well as information provided by the Investor through an electronic questionnaire or through discussions with an investment advisor representative over the telephone. Based on this analysis, the FE computer program will generate specific portfolio recommendations to the Investor as to the allocation of account balances among the Funds. The computer program is based upon the application of economic models and formulae developed by FE that are not specific to ING Investment Advisors or its affiliated companies, or the investment options, but are based on generally accepted financial planning and investment principles. Hence, ING Investment Advisors does not have any discretion regarding the allocation recommendations generated by the computer program.

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

Investors are solely responsible for determining whether to use or follow the investment advice provided by ING Investment Advisors through the Online Advisor Service. Additional information regarding this service may be obtained from the Program’s Participant Services Line at (800) 348-2272.

The fees for the Online Advisor Service are included in the program expense fee payable to ING Life. Because the program expense fee is charged against the Unit values of the Funds, all Participants investing in the Funds effectively bear the cost of the Online Advisor Service, regardless of whether they actually use the service. See “Deductions and Fees.”

Separately, a Participant (or beneficiary) may elect to receive advice through an investment advisor representative and to have the Investor’s account advised and managed by ING Investment Advisors through the Professional Account Manager program. By making this election, Investors delegate discretionary management of their account to ING Investment Advisors. An Investor electing to receive such services will incur a monthly charge payable directly from the Investor’s account as of the last day of each month for which the Investor has elected to receive such advice, based upon the following fee schedule:

Advised Account Balance	Annualized Fee
First $100,000.50%
Next $50,000.45
Next $50,000.40
Next $100,000.35
Over $300,000.25

Any Investor who has elected to use the Professional Account Manager program may elect to discontinue such use as of any month-end by making a request by telephone to an investment advisor representative no later than five Business Days prior to the applicable month-end.

Advisory services are provided by ING Investment Advisors for which Financial Engines® Advisors, LLC acts as sub advisor. ING Investment Advisors does not give tax or legal advice. If you need tax advice, contact your accountant or lawyer; if you need legal advice, contact your lawyer. For more information about the advisory services provided by ING Investment Advisors, please read the ING Advisor Service Disclosure Statement. The Disclosure Statement may be viewed online by accessing the ING Advisor Service link from the Program’s website at www.abaretirement.com or may be requested from an investment advisor representative by calling the Program’s Participant Services Line at (800) 348-2272.

ADDITIONAL INFORMATION

Persons who are Employers or who are responsible for allocating assets under a particular plan may obtain administrative, investment allocation and transfer forms or additional information by:

•	calling the Program at (800) 348-2272 between 8:00 a.m. and 8:00 p.m. Eastern time; or

•	accessing the Program’s website at www.abaretirement.com (see Literature, then Forms and Kits).

A Participant may also obtain forms from his or her Employer, or by using one of the methods outlined above.

For information regarding enrollment in the Program, Eligible Employers may call the Program at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to ABA Retirement Funds Program, P.O. Box 5142, Boston, Massachusetts 02206-5142.

Investors may obtain Unit values for the Funds or current account information by calling the Program at (800) 348-2272 or by logging into their accounts through the Program’s website at www.abaretirement.com.

ADOPTION OF PROGRAM

Sole practitioners, partnerships (including limited liability companies) and professional corporations engaged in the practice of law may adopt the Program if they or at least one of their partners or shareholders, as the case may be, is a member or associate of the American Bar Association or of a state or local bar association that is represented in the ABA’s House of Delegates. State or local bar associations represented in the ABA’s House of Delegates may also adopt the Program for their own employees subject to limitations imposed by the Internal Revenue Code. An organization that is not engaged in the practice of law may also be eligible to adopt the Program if it is closely associated with the legal profession, receives the approval of ABA Retirement Funds, and has, as an owner or a member of its governing board, a member or associate of the American Bar Association. The Regional Representatives engaged by or through ING Services are available to help individuals and organizations determine whether they are eligible to adopt the Program.

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

Under the American Bar Association Members Retirement Plan, an Eligible Employer may adopt a profit sharing plan (including a 401(k) plan and a SIMPLE 401(k) plan), a money purchase pension plan or a target benefit plan. The Internal Revenue Service has issued an opinion letter dated March 31, 2008 stating that the available forms of the American Bar Association Members Retirement Plan is qualified under section 401(a) of the Internal Revenue Code for use by employers for the benefit of their employees. On January 25, 2002, the Internal Revenue Service issued opinion letters that the available forms of the American Bar Association Members Defined Benefit Pension Plan are so qualified.

Assets contributed under master plans are held by Northern Trust as trustee of the Retirement Trust. Assets invested through individually designed plans are held by Northern Trust as trustee of the Pooled Trust. Assets contributed to each of these trusts are invested in the investment options available under the Program in accordance with the instructions of the person or entity vested with responsibility for determining the investment allocation of the assets of each plan. In accordance with the plans, assets of the trusts are held for the benefit of the Participants. Pursuant to the above-described opinion letters, the Internal Revenue Service has determined the Retirement Trust to be a tax-exempt trust under section 501(a) of the Internal Revenue Code.

To adopt either the American Bar Association Members Defined Benefit Pension Plan or the American Bar Association Members Retirement Plan, an Eligible Employer must complete and execute an adoption agreement. The adoption agreement contains the basic features that must be considered in designing an appropriate master plan under the Program and effects the Eligible Employer’s adoption of the Retirement Trust to hold assets of the master plan. The Program’s Regional Representatives will assist Eligible Employers in the preparation of an adoption agreement. However, neither Northern Trust nor ING Services is authorized to give tax or legal advice, and Eligible Employers should consult with their tax or legal advisors prior to executing an adoption agreement. Depending on the form of adoption agreement adopted by an Eligible Employer and the other retirement plans, if any, maintained by the Eligible Employer, it may be advisable for an Eligible Employer to apply to the Internal Revenue Service for a determination of the qualified status of the master plan as adopted by the Eligible Employer.

An Eligible Employer which maintains an individually designed plan that is qualified under section 401(a) of the Internal Revenue Code may also participate in the Program and make use of the investment options, and in some cases the recordkeeping services, available under the Program by causing an adoption agreement for the Pooled Trust to be executed by the trustee of the individually designed plan. The trustee must demonstrate to ING Services, on behalf of Northern Trust, that the participating trust is exempt from tax under section 501(a) of the Internal Revenue Code and that the related individually designed plan is qualified under section 401(a) of the Internal Revenue Code. The Program’s Regional Representatives will assist in the preparation of an adoption agreement. However, neither Northern Trust nor ING Services is authorized to give tax or legal advice, and Eligible Employers and the trustees of an individually designed plan should consult with their tax or legal advisors prior to executing an adoption agreement. Only plans qualified under section 401(a) of the Internal Revenue Code may participate in the Program. Eligible Employers should note that the Internal Revenue Code and related regulations place limits on the amount of assets that may be contributed to the plans, as well as on withdrawals from the plans.

For copies of the appropriate adoption agreements and further information concerning the steps to be taken to adopt the Program, call the Program at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to ABA Retirement Funds Program, P.O. Box 5142, Boston, Massachusetts 02206-5142.

NORTHERN TRUST AND NORTHERN TRUST INVESTMENTS

ABA Retirement Funds, Northern Trust and Northern Trust Investments have entered into a Fiduciary Investment Services Agreement dated as of August 15, 2008, as amended, which we refer to as the Fiduciary Investment Services Agreement. See “ABA Retirement Funds.” The Fiduciary Investment Services Agreement provides, among other things, for Northern Trust to serve as trustee of the Collective Trust. Northern Trust has entered into a master services agreement with Northern Trust Investments pursuant to which Northern Trust Investments will carry out Northern Trust’s obligations to act as trustee of the Collective Trust and perform related duties, and pursuant to these agreements Northern Trust Investments has served as trustee of the Collective Trust since July 1, 2010. Northern Trust is liable to the same extent as if Northern Trust had directly performed such obligations and related duties.

Additionally, since July 1, 2010, Northern Trust has served as trustee of the ABA Members Trusts.

In connection with the designation of Northern Trust Investments as trustee of the Collective Trust, Northern Trust Corporation has guaranteed to ABA Retirement Funds the obligations of Northern Trust Investments as trustee, and the Collective Trust’s Declaration of Trust, as amended, provides that (i) in the event of an issuance or entry of a decree or order by an applicable state or federal bank regulator or court of competent jurisdiction declaring Northern Trust Investments bankrupt or insolvent, (ii) in the event Northern Trust Investments is prevented from serving as trustee of the

Collective Trust by regulatory order or (iii) upon the seizure of Northern Trust Investments or any substantial part of its property by an applicable state or federal bank regulator or pursuant to an order of a court of competent jurisdiction, Northern Trust automatically will again become the trustee of the Collective Trust.

Northern Trust Investments is an Illinois banking corporation and a wholly-owned subsidiary of Northern Trust, which is an Illinois banking corporation and a member of the Federal Reserve System and a wholly-owned subsidiary of Northern Trust Corporation. Northern Trust Corporation is a publicly-traded financial holding company registered with the Board of Governors of the Federal Reserve pursuant to the Federal Bank Holding Company Act of 1956, as amended. Northern Trust Corporation operates as a financial holding company pursuant to the Gramm-Leach-Bliley Act and the regulations and interpretations of the Board of Governors of the Federal Reserve. As of December 31, 2010, Northern Trust had a total risk-based capital ratio of 15.6%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Board of Governors of the Federal Reserve’s risk-based capital rules. Northern Trust, Northern Trust Investments and their affiliates serve institutional investors worldwide. Northern Trust Investments’ customers include mutual funds, collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2010, Northern Trust and its affiliates on a consolidated basis had approximately $4.1 trillion of assets under custody and had approximately $643.6 billion of assets under management. Northern Trust’s principal offices are located at 50 South LaSalle Street, Chicago, Illinois 60603.

Northern Trust Investments has recommended an investment policy for the Program, which has been accepted by ABA Retirement Funds. Northern Trust Investments will manage the Program consistent with the investment policy for the Program as the same may be modified from time to time by Northern Trust Investments with the acceptance of ABA Retirement Funds. See “ABA Retirement Funds.”

ING LIFE AND ING SERVICES

Pursuant to a Program Services Agreement dated December 6, 2008 between ABA Retirement Funds and ING Life, which we refer to as the Program Services Agreement, ING Life, an affiliate of ING Services, provides the recordkeeping, communication, administration and marketing services to the Program. ING Life has delegated to its affiliate, ING Services, responsibility for performing the services required of ING Life under the Program Services Agreement. Although ING Services, as an additional signatory to the Program Services Agreement, has represented that it is obligated to perform the services required of ING Life under the Program Services Agreement pursuant to a services agreement between ING Life and ING Services, neither the engagement of ING Services nor the performance of services by ING Services relieves ING Life of any liability imposed upon ING Life under the Program Services Agreement with respect to such services.

ING Services and/or its affiliates directly distribute marketing materials on behalf of the Collective Trust. No distributors or broker-dealers who are unaffiliated with ING Services or its affiliates are utilized. The Program is marketed through advertising in legal periodicals, exhibiting at legal conventions and direct mail and phone solicitations to law firms. Firms that indicate an interest in the services made available through the Program are assigned a Regional Representatives who facilitates participation in the Program through telephone or on-site discussions. ABA Retirement Funds is responsible for the selection, retention and oversight of ING Services and any affiliate thereof with respect to the foregoing services.

Northern Trust, Northern Trust Investments and ING Services have entered into a Program Interface Agreement, which we refer to as the Interface Agreement, pursuant to which the parties have agreed to provide services and information to each other to the extent necessary or appropriate to operate the Program. ABA Retirement Funds is a third-party beneficiary of the Interface Agreement with the power to enforce its terms for the benefit of the Program.

ABA RETIREMENT FUNDS

As sponsor of the Program, ABA Retirement Funds is responsible for the design of the Program documents and the maintenance of the American Bar Association Members Defined Benefit Pension Plan, the American Bar Association Members Retirement Plan, the Retirement Trust and the Pooled Trust.

Pursuant to the Fiduciary Investment Services Agreement, ABA Retirement Funds has engaged Northern Trust to provide investment services and to make the investment options available under the Program. Northern Trust has exercised its right under the Fiduciary Investment Services Agreement to cause Northern Trust Investments to carry out Northern Trust’s obligations as trustee of the Collective Trust and to perform related duties. ABA Retirement Funds may terminate the Fiduciary Investment Services Agreement upon six months’ advance written notice. Northern Trust may terminate the Fiduciary Investment Services Agreement (i) prior to June 1, 2014, for cause upon six months’ advance written notice or (ii) after June 1, 2014, at the end of any quarter upon twelve months’ advance written notice.

Under the Fiduciary Investment Services Agreement, Northern Trust Investments is responsible for developing and proposing to ABA Retirement Funds for its acceptance a continuing and suitable investment policy for the Program. This investment policy represents Northern Trust Investments’ recommendations and expert advice regarding the classes of securities by type, the market capitalization of the issuers of such securities, the investing style, asset allocation models, and such other characteristics that Northern Trust Investments advises should be included within the investment options made available under the Program. Northern Trust Investments has the exclusive discretion to carry out the investment policy, including the discretion to engage and terminate Investment Advisors. Pursuant to the investment policy for the Program as Northern Trust Investments has recommended and ABA Retirement Funds has accepted, Northern Trust Investments has implemented the Program as described in this Annual Report. Northern Trust Investments may, from time to time, as trustee of the Collective Trust, propose an amendment or amendments to the investment policy, subject to acceptance by ABA Retirement Funds.

Under the Program Services Agreement between ABA Retirement Funds and ING Life, ING Life, through ING Services, performs recordkeeping, communication, administration and marketing services for the Program.

ING Life, Northern Trust, Northern Trust Investments and ABA Retirement Funds have reviewed and negotiated the terms and conditions of the documents and agreements establishing the respective rights and obligations of the parties relating to the Program, including fees payable to Northern Trust and ING Life in connection with the Program. ABA Retirement Funds monitors Northern Trust’s, Northern Trust Investments’ and ING Life’s services rendered in connection with the Program and approves the hiring by ING Life of certain other major service providers, such as actuaries and consultants.

DEDUCTIONS AND FEES

Program Expense Fees

The Collective Trust pays a program expense fee to each of ING Life and ABA Retirement Funds for their services in connection with the Program, which services are described under “ING Life and ING Services” and “ABA Retirement Funds,” respectively. For all investment options other than the Self-Managed Brokerage Account, the fees are paid directly from the assets of the respective Funds. The amount related to services provided July 1, 2010 to December 31, 2010 and was distributed pro rata to the Funds and the Balanced Fund. ING Life is contractually responsible for all services provided by ING Services. The Collective Trust pays a program expense fee to ING Life equal to (A) $135,250 for each of the first twelve calendar beginning May 1, 2009, (B) $177,850 for each of the next twelve calendar months, and (C) $152,850 for each of the remaining calendar months of the term of the Program Services Agreement; plus, for each calendar month of the term of the Program Services Agreement, a fee based on the aggregate assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ING Life Program Expense Fee
First $4 billion	.47%
Next $1 billion	.36
Next $1 billion	.215
Over $6 billion	.22

This program expense fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last Business Day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this program expense fee pro rata based on their respective net assets as of the time of calculation thereof. This program expense fee attributable to the portions of the Balanced Fund invested in the Large Cap Equity Fund and the Bond Core Plus Fund is accrued and paid from the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, not from the Balanced Fund. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Life and imposes penalties that reduce the program expense fee if these service standards are not met.

For the twelve months ended December 31, 2010, the program expense fee paid to ING Services was $18,017,359.

The Collective Trust pays a program expense fee to ABA Retirement Funds based on the aggregate value of the assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ABA Retirement Funds Program Expense Fee
First $3 billion	.075%
Next $1 billion	.065
Next $1 billion	.035
Next $1 billion	.025
Over $6 billion	.015

ABA Retirement Funds received a program expense fee of $2,534,293 for the year ended December 31, 2010. This program expense fee is accrued daily and is paid to ABA Retirement Funds monthly based on the aggregate assets of the Funds and the Balanced Fund as of the end of the last Business Day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this program expense fee pro rata based on their respective net assets as of the time of calculation thereof. This program expense fee attributable to the portions of the Balanced Fund invested in the Large Cap Equity Fund and the Bond Core Plus Fund is accrued and paid from the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, not from the Balanced Fund. The fee schedule set forth above may be increased only by written notification of such increase to all Employers, and shall become effective no earlier than 60 days after such notice.

Trust, Management and Administration Fee

Effective from and after July 1, 2010, the Collective Trust pays Northern Trust a fee for trust, management, administration and custody services based on the aggregate value of assets of the Funds and the Balanced Fund, excluding the Retirement Date Funds, at the following annual rate:

Value of Assets	Rate of Trust, Management and Administration Fee
First $1 billion	.115%
Next $2 billion	.08
Over $3 billion	.065

Also effective from and after July 1, 2010, the Collective Trust pays Northern Trust a trust, management and administration fee of ..115% of the aggregate value of the assets of the Retirement Date Funds.

This trust, management and administration fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last Business Day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this fee pro rata based on their respective net asset values as of the time of calculation thereof. The trust, management and administration fee attributable to the portions of the Balanced Fund invested in the Large Cap Equity Fund and the Bond Core Plus Fund is accrued and paid from the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, not from the Balanced Fund. ABA Retirement Funds and Northern Trust reserve the right to change such fee should the Funds line-up or construction change in the future in a manner that changes Northern Trust’s costs of administering the Funds.

The fee paid to Northern Trust for trust, management, administration and custody services for the period from July 1, 2010 through December 31, 2010 was $1,616,125.

Prior to July 1, 2010, the Collective Trust paid State Street Bank a fee for trust, management, administration and custody services based on the aggregate value of the assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of Trust, Management and Administration Fee
First $1.0 billion	.202%
Next $1.8 billion	.067
Over $2.8 billion	.029

This fee was accrued on a daily basis and was paid monthly from the assets of the Funds and the Balanced Fund. The Funds and the Balanced Fund bore their respective portions of this fee pro rata based on their respective net asset values as of the time of calculation thereof. The trust, management and administration fee attributable to the portions of the Balanced Fund invested in the Large Cap Equity Fund and the Bond Core Plus Fund was accrued and paid from the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, not from the Balanced Fund.

The fee paid to State Street Bank for trust, management, administration and custody services for the period from January 1, 2010 through June 30, 2010 was $1,683,014.

Benefit payments under the Program generally are made by check. Within two Business Days before the check is payable, funds for the payment of benefits are transferred to a non-interest bearing account with State Street Bank. There is no separate fee charged for benefit payments.

Investment Advisor Fees—Managed Funds

An Investment Advisor fee is paid to each Investment Advisor with respect to the Managed Funds based on the value of the assets allocated to that Investment Advisor. These fees are accrued on a daily basis and paid monthly from the respective Managed Funds.

Effective from and after December 8, 2010, the Stable Asset Return Fund pays its Investment Advisors aggregate advisory fees at the blended annual rate of 0.144% of the assets of the Fund. This advisory fee rate is calculated utilizing assets, fee rates and asset allocations as of December 31, 2010. These fees are deducted from the Fund’s crediting rate. From on or about July 1, 2010 to on or about December 7, 2010, the Stable Asset Return Fund paid its Investment Advisor a fee at the annual rate of .05% of the assets of the Fund. Prior to July 1, 2010, the Stable Asset Return Fund did not pay its Investment Advisor a fee separate and apart from the trust, management, and administration fee then payable to State Street Bank.

Effective from and after November 1, 2010, the Bond Core Plus Fund pays its Investment Advisor a fee at the following annual rate, based on the value of both the Fund’s assets and the assets of certain other unaffiliated accounts with respect to which the Trustee has engaged the Investment Advisor as investment adviser, and so long as the aggregate value of all such assets remains above $600 million (as of December 31, 2010 the aggregate value of all such assets was $1.2 billion):

Value of Aggregate Assets(1)(2)	Rate
First $600 million	.25%
Next $700 million	.20
Over $1.3 billion	.15

(1)	The assets of the debt portion of the Balanced Fund are invested in the Bond Core Plus Fund. Pacific Investment Management Company LLC receives an Investment Advisor fee according to this fee schedule and based on the aggregate value of all assets allocated to the Bond Core Plus Fund, including those so allocated through the debt portion of the Balanced Fund.
(2)	If the aggregate market value of the assets of the Bond Core Plus Fund and the assets of these other unaffiliated accounts falls below $600 million for reasons other than market movements, then the Fund shall pay its Investment Advisor a fee at the annual rate of .50% on the first $25 million of such value, .375% on the next $25 million of such value and .25% of such value in excess of $50 million.

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of December 31, 2010:

Fund	Rate
Large Cap Equity Fund	.285%
Small-Mid Cap Equity Fund	.476
International All Cap Equity Fund	.489

Investment Advisor Fees—Index Funds and Indexed Portions of Managed Funds

Effective from and after February 3, 2009 (or, if later, since Fund inception), the Collective Trust pays Investment Advisor fees to State Street Bank for the investment management services it performs relating to the assets in the Index Funds. The Collective Trust also pays Investment Advisor fees to State Street Bank for the investment management services it performs relating to the indexed portion of the Large Cap Equity Fund. These fees are accrued on a daily basis and paid monthly from the relevant assets of the respective Funds and are based on respective net assets as of the time of calculation. Effective during the year ended December 31, 2010, the fee for the indexed portion of the Small Mid-Cap Equity Fund and International All Cap Equity Fund was at an annual rate of .04% and .12%, respectively, of the relevant assets of the Fund. Effective from and after July 1, 2010, the fee for the indexed portion of the Large Cap Equity Fund is at an annual rate of .03% of the relevant assets of the Fund, and the fees for the respective Index Funds are at the following annual rates:

Index Fund	Rate
Bond Index Fund	.04%
Large Cap Index Equity Fund	.02
All Cap Index Equity Fund	.04
Mid Cap Index Equity Fund	.04
Small Cap Index Equity Fund	.04
International Index Equity Fund	.12

Prior to July 1, 2010, the fee for the indexed portion of the Large Cap Equity Fund was at the annual rate of .05% of the relevant assets of the Fund, and the fees for the respective Index Funds listed below were at the following annual rates:

Index Fund	Rate
Bond Index Fund	.04%
Large Cap Index Equity Fund	.02
All Cap Index Equity Fund	.05
Mid Cap Index Equity Fund	.05
Small Cap Index Equity Fund	.05
International Index Equity Fund	.10

Investment Advisor Fees—Cash Portions of Managed Funds

For investment management services rendered with respect to the respective portions of the Managed Funds invested in short term cash-equivalent collective investment funds maintained by Northern Trust Investments or its affiliates, fees are paid to such funds at an annual rate of .15% of the assets of such portions of such Managed Funds.

Investment Advisor Fees—Real Asset Return Fund

Fees are paid to State Street Bank for the investment management services it performs relating to the assets in the Real Asset Return Fund. This fee is at the annual rate of .078% of the target asset allocation of the Real Asset Return Fund and is accrued on a daily basis and paid monthly from the assets of the Fund.

Investment Advisor Fees—Retirement Date Funds

Fees are paid to State Street Bank for the investment management services it performs relating to the assets in the Retirement Date Funds. This fee is paid at the annual rate of .10% of the value of the assets held by the respective Retirement Date Funds and is accrued on a daily basis and paid monthly from the assets of the respective Retirement Date Funds. The Retirement Date Funds bear their respective portions of this fee pro rata based on their respective net assets as of the time of calculation of the fee.

Investment Advisor Fees—Target Risk Funds

Fees are paid to State Street Bank for the investment management services it performs relating to the assets in the Target Risk Funds. Effective from and after July 1, 2010, these fees are at the annual rates of .042%, .055% and .063% of the respective net assets of the Conservative Risk Fund, Moderate Risk Fund and Aggressive Risk Fund, and are accrued on a daily basis and paid monthly from the assets of the respective Funds. Prior to July 1, 2010, these fees were at the annual rate of .06% of the respective net assets of each such Fund.

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the year ended December 31, 2010, these expenses totaled $4,048,677. Fees in the amount of approximately $22,460 for the registration of $315 million of Units with the Securities and Exchange Commission were paid during 2010 and are an operational cost. These operational costs are allocated to all of the Funds and the Balanced Fund based on net assets. For purposes of this allocation, assets of the Balanced Fund invested through the Large Cap Equity Fund or the Bond Core Plus Fund are included only under the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, and not under the Balanced Fund.

Self-Managed Brokerage Account Fees

Transaction fees for the purchase or sale of securities for the Self-Managed Brokerage Account of an Investor are charged in accordance with the schedule of rates communicated from time to time to Investors with Self-Managed Brokerage Accounts. These transaction fees are imposed by State Street Global Markets, LLC, a member of the Financial Industry Regulatory Authority and an affiliate of State Street Bank.

Actuarial and Consulting Services and Fees

ING Life has retained a third-party consulting firm to provide actuarial services and other services related to individually designed plan features for each Employer that adopts or has adopted the American Bar Association Members Defined Benefit Plan or any other plan requiring either actuarial or other such special plan related services. Each such Employer agrees to use such third-party consulting firm. The fees and expenses of the consulting firm will be charged to the relevant Employers based on the amount of such services provided by the consulting firm. If the fee is not paid directly by the Employer, such fee, if permissible, will be deducted from the Employer’s plan’s assets.

Fee Recipients

The following table summarizes the fees paid to the Investment Advisors for services rendered to the Managed Funds for the year ended December 31, 2010:

Fund	Advisory Fees
Stable Asset Return Fund(1)	$301,879
Bond Core Plus Fund(2)	1,063,591
Large Cap Equity Fund(2)	2,086,391
Small-Mid Cap Equity Fund(2)	1,398,950
International All Cap Equity Fund(2)	766,624

(1)	The Stable Asset Return Fund did not have applicable Investment Advisor fees until July 1, 2010. Investment Advisor fees include $84,461 deducted from the Stable Asset Return Fund’s crediting rate. The fees paid to State Street Bank amounted to $217,418.
(2)	Does not include fees paid to State Street Bank for investment management services it performed during the year relating to the indexed portions of the respective Fund and/or fees paid to Northern Trust Investments for investment management services it performed during the year relating to cash portions of the respective Fund.

The fees paid to State Street Bank for investment management services it performed relating to the Index Funds, the indexed portions of the Large Cap Equity Fund and the Small-Mid Cap Equity Fund and the liquidity reserve portion of the International All Cap Equity Fund for the year ended December 31, 2010 were as follows:

Fund	Advisory Fees
Bond Index Fund	$18,218
Large Cap Index Equity Fund	8,394
All Cap Index Equity Fund	120,652
Mid Cap Index Equity Fund	14,088
Small Cap Index Equity Fund	8,416
International Index Equity Fund	34,051
Large Cap Equity Fund	27,274
Small-Mid Cap Equity Fund	3,646
International All Cap Equity Fund	6,810

The fee paid to State Street Bank for investment management services it performed relating to the Real Asset Return Fund for the year ended December 31, 2010 was $7,566.

The fees paid to State Street Bank for investment management services it performed relating to the Retirement Date Funds for the year ended December 31, 2010 were as follows:

Fund	Advisory Fees
Lifetime Income Retirement Date Fund	$32,935
2010 Retirement Date Fund	62,849
2020 Retirement Date Fund	114,234
2030 Retirement Date Fund	90,204
2040 Retirement Date Fund	54,585

The fees paid to State Street Bank for investment management services it performed relating to the Target Risk Funds for the year ended December 31, 2010 were as follows:

Fund	Advisory Fees
Conservative Risk Fund	$5,035
Moderate Risk Fund	12,844
Aggressive Risk Fund	4,557

For the year ended December 31, 2010, State Street Bank received a fee of $388,693, or 30%, with respect to the net income after rebates paid to borrowers of the loaned securities generated in connection with direct participation in the State Street Bank securities lending program. State Street Bank previously received a 50% share of net income of the Funds that participated indirectly in securities lending. Effective as of September 2010, no Funds participate indirectly in the State Street Bank securities lending program.

The fees paid to Northern Trust Investments for investment management services it performed for the respective Managed Funds listed below for the period from July 1, 2010 through December 31, 2010 were as follows:

Fund	Advisory Fees
Bond Core Plus Fund	$1,176
Large Cap Equity Fund	9,451
Small-Mid Cap Equity Fund	4,067
International All Cap Equity Fund	3,081
Stable Asset Return Fund	11,684

ITEM 1A.	Risk Factors.

The risk factors that pertain to investment in the Units of each Fund are described in detail in the description of such Fund included in Item 1 of this Annual Report. Following are some of the general risks of investing in the Funds, as well as the Balanced Fund.

Equity Market Risks. The Funds, to the extent invested in the equity markets, are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The values of the Funds, to the extent invested in the equity markets, will fluctuate, and the holders of Units should be able to tolerate declines, sometimes sudden and/or substantial, in the value of their investments. Although the values of equity securities have risen dramatically from the lows in March 2009, they could be subject to significant declines in the future.

Risks of Investing in Equity Securities of Non-U.S. Companies and Smaller Companies. Investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For instance, smaller companies may be impacted by economic conditions more quickly and severely than larger companies. Risks of investing in foreign securities include those relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potentially less liquidity of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange rate fluctuations.

Interest Rate Risk Applicable to Investment in Fixed-Income Securities. The Funds, to the extent they are invested in fixed-income securities, are subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market values of fixed-income securities that trade on a yield basis tend to rise. On the other hand, if prevailing interest rates rise, the market values of these fixed-income securities generally fall. In general, the shorter the maturity of a fixed income security, the lower the yield but the greater the price stability. These factors may have an effect on the value of the Funds. A change in the level of prevailing interest rates will tend to cause the net asset value of the Funds to change. Interest rates have fallen considerably since the third quarter of 2008 and could be subject to a significant increase in the future.

Credit Risk Applicable to Investment in Fixed-Income Securities, Including those of Lower Credit Quality. Fixed-income securities, including corporate bonds, are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood of the timely payment of such installments. Bonds with lower credit ratings tend to have higher yields than bonds of similar maturity but a better credit rating. However, to the extent the Funds invest in securities with medium or lower credit quality, they are subject to a higher level of credit risk than investments in higher credit quality securities. In addition, the credit quality of non-investment grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade fixed income securities may have less liquidity and a higher incidence of default than higher-grade fixed income securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price volatility than do higher-quality bonds of like maturity, and the value of the Funds invested in these lower-quality bonds will reflect this volatility.

Risks of Investing in REITs. The Funds, to the extent invested in real estate investment trusts, which we refer to as REITs, are subject to a variety of risks associated with real estate and related investments. REITs tend to be medium-size and small companies. Like small-capitalization stocks in general, REIT stocks can be more volatile than—and at times will perform differently from—the large-capitalization stocks such as those found in the S&P 500. Investments in equity REITs are also subject to all the risks associated with the ownership of real estate. These risks include: decreases in the value of real estate, adverse changes in economic conditions applicable to real estate, risks related to general and local economic conditions, over-building and increased competition, increases in property taxes and operating expenses, changes in zoning laws, casualty or condemnation losses, limitations on rents, changes in neighborhood values, varying appeal of properties to tenants, leveraging of interests in real estate, increases in prevailing interest rates and costs resulting from clean-up of environmental problems or liability to third parties for damages arising from environmental problems. The U.S. residential and commercial real estate markets are currently undergoing a period of prolonged distress, as evidenced by significant decreases in housing prices, significant increases in foreclosure rates and abnormally high vacancy rates. There can be no assurance as to when these markets will stabilize, and these markets may remain disrupted for the foreseeable future.

Counterparty Risks. Many of the protections afforded to participants on organized exchanges, such as the performance guarantee of a regulated clearing house, are not available in connection with over-the-counter, or OTC, derivatives transactions that are entered into directly with a counterparty on a “bilateral” basis. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act will require that many derivatives currently transacted on a bilateral basis will be transacted on an exchange and/or cleared through a regulated clearing house, there are likely to be instances in which Funds continue to transact in OTC derivatives on a bilateral basis. In those instances in which the respective Funds enter into these bilateral OTC derivatives, these Funds will be subject to the risk that their direct counterparties will not perform their obligations under the transactions and that these Funds will sustain losses and be less likely to achieve their investment objectives.

Risks Associated with Commodity Investments and Derivatives. To the extent invested in commodities, commodity futures, options on commodity futures, related instruments, or other derivative instruments, the Funds will be subject to the special risks associated with these investments. See Item 1, “Derivative Instruments.”

Risk of Reliance on Industry Research. Certain Funds are dependent to a significant extent on information and data obtained from a wide variety of sources to assess the credit quality of securities in which they propose to invest, such as financial publications that monitor markets and investments, industry research materials, ratings issued by one or more nationally recognized credit rating agencies, and other materials prepared by third parties. There may be limitations on the quality of such information, data, publications, research and ratings, which a Fund’s Investment Advisor or the Trustee may not independently verify. For instance, certain asset-backed securities, such as sub-prime collateralized mortgage obligations (CMOs) and securities backed by bond insurance, that initially received relatively high credit ratings were, in connection with the credit market turbulence that began in late 2007, subsequently significantly downgraded as the investment community came to realize that there may have been previously unanticipated risks associated with these securities. There is a risk of loss associated with securities even if initially determined to be of relatively low risk, such as in the case of collateralized debt obligations and other structured-finance investments, which often are highly complex.

Risks Related to Market Disruptions and Governmental Interventions. Beginning in 2008 and continuing through much of 2009 and 2010, the global financial markets underwent pervasive and fundamental disruptions, resulting in substantial declines in valuation and liquidity in the global capital markets. This global market turmoil, combined with a global reduction in the availability of credit, led to an increased level of commercial and consumer delinquencies and contributed to a lack of consumer confidence, increased market volatility and reduction of business activity generally. Valuation issues with mortgage, asset-backed and other fixed-income securities, a deleveraging of the financial markets and the inability or reluctance of traditional market participants to act as dealers or market-makers constrained liquidity and adversely affected values of securities traded in these markets. The resulting economic pressure on consumers and lack of confidence in the financial markets also adversely affected the equity markets. Consumer and business confidence remains fragile and subject to possible reversal for a variety of reasons, including high and growing debt levels by many consumers, business institutions and governments in the United States and around the world, and continued weakness in global job markets. This could result in further market disruptions that could adversely affect financial markets on a global basis. Global market turmoil also has led to extensive and unprecedented governmental intervention and stimulus and in some cases actions to restructure or effectively liquidate financial institutions. Such intervention and actions were in certain cases implemented on an “emergency” basis, sometimes suddenly and substantially changing market participants’ ability to continue to implement certain strategies or manage risk. In addition, these interventions and actions were sometimes unclear in scope and application, and not necessarily consistent, resulting in confusion and uncertainty, which in itself may have been materially detrimental to the efficient functioning of the markets. Certain policies implemented by the U.S. government, including the so-called “bailout” of institutions holding mortgage-related and other troubled instruments, the federal stimulus legislation enacted in early 2009, significant decreases in payroll taxes enacted in late 2010, and government interventions in bankruptcy or reorganization proceedings of certain companies, were some of the largest governmental interventions in the history of the U.S. financial markets and involved new restrictions on the U.S. financial markets. Regulators in other countries also took actions during the financial crisis to support and protect financial institutions deemed too central and important to their respective economies to be allowed to fail. The Collective Trust cannot predict what further interim or permanent government interventions, in the United States or elsewhere, may be implemented or the impact that such measures may have on the investment strategies of the Funds or the markets in which the Funds invest. In addition, there can be no assurance that the recent period of market turmoil will not be repeated in the future or that future financial crises will not be worse than those of the past several years.

Financial Regulatory Reforms in the United States and Elsewhere. In response to the global financial crisis, the United States and many other major countries are in the process of enacting sweeping financial regulatory reforms. In July 2010, the U.S. Congress approved and President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been largely unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Reform Act require rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is impossible to predict the full impact of the Reform Act on the Funds and the markets and instruments in which they invest. The Reform Act could render certain investment strategies currently pursued by the Funds or that the Funds might otherwise seek to pursue in the future non-viable or economically impractical. The Reform Act and regulations adopted pursuant to the Reform Act could have a material adverse effect on the profit potential of the Funds. Regulators in other jurisdictions have also proposed regulatory reforms that could similarly impact the Funds.

Risks Related to Securities Lending. The Managed Funds (other than the Stable Asset Return Fund) participate in the State Street Bank securities lending program. Under the securities lending program, depending on the Fund, 17% to 57% of the securities of the particular Fund (we refer to each such Fund as a Lender) may be loaned to institutional borrowers, and the Lender of such securities receives collateral in excess of the value of the loaned securities, generally 102% of the value of domestic securities and 105% of the value of foreign securities. Such collateral usually takes the form of cash. If the value of the loaned securities increases, then the borrower is obligated to deposit additional collateral to maintain the specified excess margin. The borrower could default on its obligations (including as a result of the insolvency, bankruptcy or liquidation of the borrower or for other reasons such as the lack of sufficient liquidity on the part of the borrower) and fail to maintain sufficient collateral or otherwise fail to perform its obligations under the borrowing agreement with the Lender, including failing promptly to return the borrowed securities and any dividends and distributions paid on such borrowed securities. State Street Bank has contractually agreed to a limited indemnity with respect to defaults by the borrower, but State Street Bank may not have sufficient resources or otherwise may be unable (by reason of its insolvency or otherwise) to satisfy the indemnity for borrower defaults. If the borrower and State Street Bank were to default on their respective obligations, then the Fund affected, by such default could suffer losses if the collateral held for the benefit of the affected Fund were insufficient to satisfy in a timely manner all the obligations of the defaulting borrower and State Street Bank.

All cash collateral received by the Lender from its borrowers is reinvested for the account and, subject to ERISA’s fiduciary requirements, at the risk of the Lender in a cash collateral pool known as the ABA Members Collateral Fund (the “cash collateral pool”) managed by State Street Bank, as an ERISA fiduciary, and dedicated solely to those Funds that engage in securities lending. The overall level of securities loans made by the Funds has a direct impact on the overall level of cash collateral held in this cash collateral pool. The cash collateral pool is not a registered money market fund or FDIC-insured bank deposit or otherwise guaranteed by State Street Bank or its affiliates. State Street Bank charges a fee of 30% of the net income after rebates paid to borrowers of the loaned securities for operating and maintaining the securities lending program for the Funds that engage in securities lending. Each Fund that engages in securities lending retains the remaining 70% of any such net income. State Street Bank also is compensated at an annual rate of .0175% of net assets for managing the cash collateral pool.

The one-dollar cash collateral pool utilizes amortized cost pricing of its underlying investments (in an effort to maintain a constant price for units purchased in, or redeemed from, the fund) as opposed to marking the underlying investments to market (which would result in a fluctuating value for the units of the cash collateral pool). To the extent that the cash collateral pool suffers losses or its underlying investments default, there is insufficient liquidity in the cash collateral pool to discharge a Lender’s obligations to make required cash payments to the borrowers, the cash collateral pool is required to sell investments prior to their maturity at a loss and/or the cash collateral pool is required to cease using amortized cost pricing in whole or in part and must reduce the value of its units, then the affected Lender would be obligated to utilize additional assets of its own to satisfy any deficiency or losses that may arise with respect to its investment in the cash collateral pool, which could adversely impact the affected Fund. State Street Bank does not provide any indemnity to Lenders with respect to the cash collateral pool or the investment of cash collateral (including in any of the foregoing circumstances).

The Lender of securities is obligated to pay a fee to the borrower as compensation for the borrower’s transfer of cash collateral to the Lender. If the cash collateral pool fails to generate sufficient income on its investments to cover the fee due to a borrower, then the affected Lender of securities would be required to fund any shortfall from its own resources, which would adversely impact the affected Fund.

In 2010, the securities lending program generated approximately $582,000 of net income in the aggregate for all Funds that currently participate in the securities lending program, in comparison to $1.6 million generated in 2009. The 2010 net income from securities lending is lower than the 2009 net income in part because of the decline in interest rates on cash collateral investments in 2010 and in part because of lower levels of securities lending balances and related cash collateral investments resulting from actions taken by the Trustee to reduce securities loan balances. No assurance or guarantee can be given that these Funds will generate any significant net income from participation in the State Street Bank securities lending program.

While the cash collateral pool in which the Funds that engage in securities lending is invested is managed by State Street Bank with the objective of maintaining a net asset value of $1.00 and generally utilizes amortized cost pricing, it is not required to do so, and its net asset value for purposes of generally accepted accounting principles, also known as GAAP, fluctuates over time, reflecting, among other things, liquidity in the market for short and intermediate term debt instruments in which the cash collateral pool invests. Notwithstanding that the net asset value fluctuates for purposes of GAAP, the cash collateral pool continues to transact purchases and redemptions at $1.00 per unit, which we refer to as the transactional price. At December 31, 2010, the net asset value of the cash collateral pool determined in accordance with GAAP was approximately $.992 per unit.

State Street Bank has informed the Collective Trust that none of the securities in the cash collateral pool was in default at December 31, 2010, and that it believes that it remains appropriate to continue to use the transactional price of the cash collateral pool for purchases of and redemptions from the cash collateral pool and in valuing the Funds that hold units of the cash collateral pool for transactional purposes. There can be no assurance or guarantee that State Street Bank will be able to continue to transact purchase and withdrawal activity reflecting a constant value of $1.00 for the cash collateral pool units. If State Street Bank were to determine in the future to transact using the lower mark-to-market value for interests in the cash collateral pool, the Participants with exposure to the relevant Funds at any such time would realize economic losses. The excess of the constant $1.00 unit value over the fair market value of the investments comprising the cash collateral pool narrowed favorably from December 31, 2009 to December 31, 2010, although such differential could increase in the future.

Currently, no limitations are being imposed upon redemptions directed by Investors in the Program. Although the level of redemptions in connection with plan activity is being monitored by Northern Trust Investments, no plan withdrawal decisions initiated by a plan sponsor are, as of the date of filing of this Annual Report, being limited. If the level of redemption activity, either through Participant activity or plan activity, were to increase substantially, Northern Trust Investments retains the right to impose limitations on such activity.

Although Northern Trust Investments continues to evaluate the participation of the Collective Trust in State Street Bank’s securities lending program, Northern Trust Investments presently intends to continue such participation while purchase and withdrawal activity in the cash collateral pool is transacted at a constant value of $1.00. If State Street Bank were to cease to transact purchase and withdrawal activity in the cash collateral pool at a constant value of $1.00, Northern Trust Investments would review whether the Collective Trust should continue to participate in State Street Bank’s securities lending program. In this connection, pursuant to the Fiduciary Investment Services Agreement among Northern Trust, Northern Trust Investments and ABA Retirement Funds, Northern Trust is authorized to conduct securities lending activities for the Collective Trust.

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

A Court Might Determine that the Assets of a Fund are Available to Satisfy the Obligations of Other Funds. The Collective Trust’s Declaration of Trust provides that any creditor of, or other person having any claim of any type against, a Fund, may look only to the assets of such Fund for payment of obligations of such Fund, and that every contract, instrument, certificate or undertaking of or on behalf of any Fund shall be conclusively deemed to have been executed only by or for that Fund and no Fund shall be answerable for any obligation assumed or liability incurred by any other Fund. The enforceability of these provisions has not, to the knowledge of the Collective Trust, been tested, and the Funds may be deemed to have no separate legal existence and exist only as sub-trusts of the Collective Trust. In the unlikely event that a particular Fund were not to have sufficient net assets with which to satisfy its obligations, it is possible that a court could determine that the assets of the other Funds could be available to satisfy those obligations.

For a discussion of the risk factors applicable to investment in the Units of the respective Funds, please refer to page 7 (Stable Asset Return Fund), page 12 (Bond Core Plus Fund), page 16 (Large Cap Equity Fund), page 19 (Small-Mid Cap Equity Fund), page 23 (International All Cap Equity Fund), page 27 (Bond Index Fund), page 29 (Large Cap Index Equity Fund), page 31 (All Cap Index Equity Fund), page 34 (Mid Cap Index Equity Fund), page 36 (Small Cap Index Equity Fund), page 39 (International Index Equity Fund), page 44 (Real Asset Return Fund), page 53 (Retirement Date Funds) and page 59 (Target Risk Funds) in Item 1, “Description of Investment Options.”

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

(b) Holders.

Eligible Employers that elect to participate in the Program may do so by adopting a master plan under one or both of two American Bar Association Members Plans sponsored by ABA Retirement Funds (the “ABA Members Plans”). The ABA Members Plans consist of the American Bar Association Members Retirement Plan, a defined contribution master plan, and the American Bar Association Members Defined Benefit Pension Plan, a defined benefit master plan. Eligible Employers that design and maintain their own individually designed plans may also participate in most aspects of the Program through those individually designed plans. Assets contributed under the Program are held by Northern Trust as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Retirement Pooled Trust for Retirement Plans. Assets contributed under the Program are allocated among the investment options available under the Program in accordance with the instructions of the person or entity having responsibility for determining the allocation of the assets under the applicable plan. Under the Program, certain participants, employers or plan trustees may also direct State Street to purchase and sell a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds for the participant’s, employer’s or plan trustee’s Self-Managed Brokerage Account. The Self-Managed Brokerage Account is available only to participants in the American Bar Association Members Retirement Plan and to employers with respect to the American Bar Association Members Defined Benefit Pension Plan, provided that in either case the employer has designed the Self-Managed Brokerage Account as an investment option for its plan. The Self-Managed Brokerage Account is also available for participants, employers and trustees of certain individually designed plans. Assets contributed to the plans are allocated among the Funds and the portfolios in accordance with the instructions of the person or entity vested with the responsibility for determining the investment allocation of the assets of the plans held in the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans.

(c) Dividends.

Income or gains on contributions are automatically reinvested in the respective Funds.

ITEM 6.	Selected Financial Data.

The summary financial data below provides information with respect to income, expenses and capital changes for each of the Funds attributable to each Unit outstanding for the periods indicated. The summary financial data for each of the periods ended December 31 have been derived from financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The summary financial data should be read in conjunction with the financial statements for the year ended December 31, 2010 of the Funds, including the related Notes thereto, included in this Form 10-K. See Item 1, “Additional Information.” Per Unit calculations of investment income and expense have been prepared using the monthly average number of Units outstanding during the period.

The summary financial data set forth below provides information with respect to income, expenses and capital changes for each of the Funds attributable to each Unit outstanding for the periods indicated. The summary financial data have been derived from financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The summary financial data should be read in conjunction with the financial statements of the Funds, including the related Notes thereto, included in Item 8, “Financial Statements and Supplementary Data.” Per Unit calculations of investment income and expense have been prepared using the monthly average number of Units outstanding during the period.

Managed Funds

Stable Asset Return Fund (a):

	Year ended December 31,
	2006	2007	2008	2009	2010
Investment income†	$1.45	$1.59	$1.47	$.96	$.73
Expenses(†)† †	(.17)	(.18)	(.20)	(.28)	(.30)

Net investment income (loss)	1.28	1.41	1.27	.68	.43
Distributions of net investment income	—	—	—	—	—

Net increase (decrease) in unit value	$1.28	$1.41	$1.27	$.68	$.43
Net asset value at beginning of year	30.58	31.86	33.27	34.54	35.22

Net asset value at end of year	$31.86	$33.27	$34.54	$35.22	$35.65

Ratio of expenses to average net assets††	.57%	.54%	.58%	.81%	.85%
Ratio of net investment income (loss) to average net assets	4.07%	4.35%	3.73%	1.95%	1.22%
Total return	4.19%	4.43%	3.82%	1.97%	1.22%

Net assets at end of period (in thousands)	$845,842	$878,342	$967,092	$1,066,993	$972,289

(a)	On or about December 8, 2010, the Stable Asset Return Fund engaged a new-line up of Investment Advisors.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invested a portion of its assets.

Bond Core Plus Fund:

	Year ended December 31,
	2006	2007	2008	2009	2010
Investment income†	$.96	$1.06	$1.21	$1.14	$.84
Expenses(†)† †	(.16)	(.16)	(.18)	(.25)	(.27)

Net investment income (loss)	.80	.90	1.03	.89	.57
Net realized and unrealized gain (loss)	(.08)	.69	(.51)	1.21	.95

Net increase (decrease) in unit value	.72	1.59	.52	2.10	1.52
Net asset value at beginning of year	19.16	19.88	21.47	21.99	24.09

Net asset value at end of year	$19.88	$21.47	$21.99	$24.09	$25.61

Ratio of expenses to average net assets††	.84%	.81%	.84%	1.09%	1.09%
Ratio of net investment income (loss) to average net assets	4.14%	4.42%	4.73%	3.88%	2.24%
Portfolio turnover	389%	489%	806%	1,422%	1,164%
Total return	3.76%	8.00%	2.42%	9.55%	6.31%
Net assets at end of period (in thousands)	$457,719	$484,362	$398,724	$386,246	$379,152

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.

Large Cap Equity Fund:

	For the period July 2, 2009(a) to December 31, 2009	Year ended December 31, 2010
Investment income†	$.07	$.20
Expenses(†)† †	(.07)	(.14)

Net investment income (loss)	—	.06
Net realized and unrealized gain (loss)	2.15	1.82

Net increase (decrease) in unit value	2.15	1.88
Net asset value at beginning of period	10.00	12.15

Net asset value at end of period	$12.15	$14.03

Ratio of expenses to average net assets*,††	1.17%	1.08%
Ratio of net investment income (loss) to average net assets*	.11%	.54%
Portfolio turnover**,†††	68%	118%
Total return**	21.50%	15.47%
Net assets at end of period (in thousands)	$811,636	$806,936

(a)	Commencement of operations.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†† †	With respect to the portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.
*	Annualized for the period from July 2, 2009 to December 31, 2009.
**	Not annualized for the period from July 2, 2009 to December 31, 2009.

Small-Mid Cap Equity Fund:

	For the period July 2, 2009(a) to December 31, 2009	Year ended December 31, 2010
Investment income†	$.11	$.22
Expenses(†)† †	(.09)	(.19)

Net investment income (loss)	.02	.03
Net realized and unrealized gain (loss)	2.30	3.21

Net increase (decrease) in unit value	2.32	3.24
Net asset value at beginning of period	11.00	13.32

Net asset value at end of period	$13.32	$16.56

Ratio of expenses to average net assets*††	1.44%	1.29%
Ratio of net investment income (loss) to average net assets*	.29%	.23%
Portfolio turnover**†††	61%	104%
Total return**	21.09%	24.32%
Net assets at end of period (in thousands)	$283,199	$309,651

(a)	Commencement of operations.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†† †	With respect to the portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.
*	Annualized for the period from July 2, 2009 to December 31, 2009.
**	Not annualized for the period from July 2, 2009 to December 31, 2009.

International All Cap Equity Fund(a):

	Year ended December 31,
	2006	2007	2008	2009	2010
Investment income†	$.79	$1.06	$1.27	$.66	$.67
Expenses(†)† †	(.32)	(.36)	(.31)	(.29)	(.32)

Net investment income (loss)	.47	.70	.96	.37	.35
Net realized and unrealized gain (loss)	5.84	2.07	(16.45)	6.10	2.04

Net increase (decrease) in unit value	6.31	2.77	(15.49)	6.47	2.39
Net asset value at beginning of year	24.85	31.16	33.93	18.44	24.91

Net asset value at end of year	$31.16	$33.93	$18.44	$24.91	$27.30

Ratio of expenses to average net assets††	1.14%	1.08%	1.13%	1.37%	1.29%
Ratio of net investment income (loss) to average net assets	1.69%	2.12%	3.45%	1.77%	1.42%

Portfolio turnover†††	30%	30%	33%	160%	102%
Total return	25.39%	8.89%	(45.65)%	35.09%	9.59%
Net assets at end of period (in thousands)	$273,525	$309,162	$133,960	$165,528	$172,073

(a)	On or about July 6, 2009, the International All Cap Equity Fund engaged a new line-up of Investment Advisors.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
†† †	With respect to the portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

Index Funds

Bond Index Fund:

	Year ended December 31, 2010		For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses(†)††	(.10)		(.09)

Net investment income (loss)	(.10)		(.09)
Net realized and unrealized gain (loss)	.77		.74

Net increase (decrease) in unit value	.67		.65
Net asset value at beginning of period	11.65		11.00

Net asset value at end of period	$12.32		$11.65

Ratio of expenses to average net assets*	.85	%(b)	.88%††
Ratio of net investment income (loss) to average net assets*	(.85)%		(.88)%
Portfolio turnover**†††	16%		158%
Total return**	5.75%		5.91%
Net assets at end of period (in thousands)	$56,399		$35,769

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.020% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
*	Annualized for the period from February 3, 2009 to December 31, 2009.
**	Not annualized for the period from February 3, 2009 to December 31, 2009.

Large Cap Index Equity Fund:

	Year ended December 31, 2010		For the period February 9, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses(†)††	(.13)		(.11)

Net investment income (loss)	(.13)		(.11)
Net realized and unrealized gain (loss)	2.35		3.79

Net increase (decrease) in unit value	2.22		3.68
Net asset value at beginning of period	15.68		12.00

Net asset value at end of period	$17.90		$15.68

Ratio of expenses to average net assets*	.81	%(b)	.87%††
Ratio of net investment income (loss) to average net assets*	(.81)%		(.87)%
Portfolio turnover**†††	23%		159%
Total return**	14.16%		30.67%
Net assets at end of period (in thousands)	$55,091		$34,242

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.010% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
*	Annualized for the period from February 9, 2009 to December 31, 2009.
**	Not annualized for the period from February 9, 2009 to December 31, 2009.

All Cap Index Equity Fund:

	Year ended December 31,
	2010		2009	2008	2007	2006
Investment income†	$—		$.03	$.03	$.01	$— (a)
Expenses(†)††	(.27)		(.22)	(.18)	(.21)	(.19)

Net investment income (loss)	(.27)		(.19)	(.15)	(.20)	(.19)
Net realized and unrealized gain (loss)	5.21		6.93	(14.44)	1.93	5.00 (b)

Net increase (decrease) in unit value	4.94		6.74	(14.59)	1.73	4.81
Net asset value at beginning of year	30.60		23.86	38.45	36.72	31.91

Net asset value at end of year	$35.54		$30.60	$23.86	$38.45	$36.72

Ratio of expenses to average net assets	.85	%(c)	.87%††	.56%††	.54%††	.57%††
Ratio of net investment income (loss) to average net assets	(.85)%		(.76)%	(.47)%	(.52)%	(.56)%
Portfolio turnover†††	71%		153%	3%	6%	6%
Total return	16.14%		28.25%	(37.95)%	4.71%	15.07%
Net assets at end of period (in thousands)	$293,142		$266,484	$221,260	$438,803	$437,011

(a)	Amounts less than $.005 per unit are rounded to zero.
(b)	Net of payment made by the Program’s recordkeeper, which reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.
(c)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.020% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment funds in which the Fund invests its assets rather than the turnover of the underlying portfolios of such collective investment funds.

Mid Cap Index Equity Fund:

	Year ended December 31, 2010		For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses(†)††	(.18)		(.15)

Net investment income (loss)	(.18)		(.15)
Net realized and unrealized gain (loss)	5.21		6.81

Net increase (decrease) in unit value	5.03		6.66
Net asset value at beginning of period	19.66		13.00

Net asset value at end of period	$24.69		$19.66

Ratio of expenses to average net assets*	.84	%(b)	.91%††
Ratio of net investment income (loss) to average net assets*	(.84)%		(.91)%
Portfolio turnover**†††	22%		165%
Total return**	25.58%		51.23%
Net assets at end of period (in thousands)	$44,348		$25,311

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.020% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
*	Annualized for the period from February 3, 2009 to December 31, 2009.
**	Not annualized for the period from February 3, 2009 to December 31, 2009.

Small Cap Index Equity Fund:

	Year ended December 31, 2010		For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses(†)††	(.19)		(.16)

Net investment income (loss)	(.19)		(.16)
Net realized and unrealized gain (loss)	5.50		6.83

Net increase (decrease) in unit value	5.31		6.67
Net asset value at beginning of period	20.67		14.00

Net asset value at end of period	$25.98		$20.67

Ratio of expenses to average net assets*	.84	%(b)	.90%††
Ratio of net investment income (loss) to average net assets*	(.84)%		(.90)%
Portfolio turnover**†††	33%		192%
Total return**	25.69%		47.64%
Net assets at end of period (in thousands)	$26,796		$15,508

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.020% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
*	Annualized for the period from February 3, 2009 to December 31, 2009.
**	Not annualized for the period from February 3, 2009 to December 31, 2009.

International Index Equity Fund:

	Year ended December 31, 2010		For the period March 3, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses(†)††	(.23)		(.20)

Net investment income (loss)	(.23)		(.20)
Net realized and unrealized gain (loss)	2.89		11.48

Net increase (decrease) in unit value	2.66		11.28
Net asset value at beginning of period	26.28		15.00

Net asset value at end of period	$28.94		$26.28

Ratio of expenses to average net assets*	.90	%(b)	.96%††
Ratio of net investment income (loss) to average net assets*	(.90)%		(.96)%
Portfolio turnover**†††	12%		147%
Total return**	10.12%		75.20%
Net assets at end of period (in thousands)	$44,141		$24,346

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.050% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.
*	Annualized for the period from March 3, 2009 to December 31, 2009.
**	Not annualized for the period from March 3, 2009 to December 31, 2009.

Real Asset Return Fund

Real Asset Return Fund:

	Year ended December 31, 2010		For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses(†)††	(.14)		(.06)

Net investment income (loss)	(.14)		(.06)
Net realized and unrealized gain (loss)	2.25		2.57

Net increase (decrease) in unit value	2.11		2.51
Net asset value at beginning of period	14.51		12.00

Net asset value at end of period	$16.62		$14.51

Ratio of expenses to average net assets*	.88	%(b)	.95%††
Ratio of net investment income (loss) to average net assets*	(.88)%		(.95)%
Portfolio turnover**†††	39%		14%
Total return**	14.54%		20.92%
Net assets at end of period (in thousands)	$12,789		$5,371

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.020% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment funds in which the Fund invests, rather than portfolio turnover of the underlying portfolio of such collective investment funds.
*	Annualized for the period from July 7, 2009 to December 31, 2009.
**	Not annualized for the period from July 7, 2009 to December 31, 2009.

Retirement Date Funds

Lifetime Income Retirement Date Fund:

	Year ended December 31, 2010		Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	For the period August 9, 2006(a) to December 31, 2006
Investment income†	$—		$—	$—	$—	$—
Expenses(†)††	(.10)		(.09)	(.07)	(.07)	(.03)

Net investment income (loss)	(.10)		(.09)	(.07)	(.07)	(.03)
Net realized and unrealized gain (loss)	1.07		1.51	(1.51)	.67	.53

Net increase (decrease) in unit value	0.97		1.42	(1.58)	.60	.50
Net asset value at beginning of period	10.94		9.52	11.10	10.50	10.00

Net asset value at end of period	$11.91		$10.94	$9.52	$11.10	$10.50

Ratio of expenses to average net assets*	.92	%(b)	.92%††	.67%††	.64%††	.69%††
Ratio of net investment income (loss) to average net assets*	(.92)%		(.92)%	(.67)%	(.64)%	(.69)%
Portfolio turnover**†††	91%		54%	33%	21%	72%
Total return**	8.87%		14.92%	(14.23)%	5.71%	5.00%
Net assets at end of period (in thousands)	$35,505		$28,934	$27,462	$18,606	$11,432

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.030% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Lifetime Income Retirement Date Fund and does not include expenses charged to the collective investment funds in which the Lifetime Income Retirement Date Fund invests a portion of its assets.
†††	With respect to the portion of the Lifetime Income Retirement Date Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the Lifetime Income Retirement Date Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.
*	Annualized for the period from August 9, 2006 to December 31, 2006.
**	Not annualized for the period from August 9, 2006 to December 31, 2006.

2010 Retirement Date Fund:

	Year ended December 31, 2010		Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	For the period August 8, 2006(a) to December 31, 2006
Investment income†	$—		$—	$—	$—	$—
Expenses(†)††	(.12)		(.11)	(.08)	(.08)	(.03)

Net investment income (loss)	(.12)		(.11)	(.08)	(.08)	(.03)
Net realized and unrealized gain (loss)	1.61		1.88	(2.51)	.88	.80

Net increase (decrease) in unit value	1.49		1.77	(2.59)	.80	.77
Net asset value at beginning of period	12.75		10.98	13.57	12.77	12.00

Net asset value at end of period	$14.24		$12.75	$10.98	$13.57	$12.77

Ratio of expenses to average net assets*	.92	%(b)	.92%††	.67%††	.63%††	.69%††
Ratio of net investment income (loss) to average net assets*	(.92)%		(.92)%	(.67)%	(.63)%	(.69)%
Portfolio turnover**†††	96%		56%	27%	18%	21%
Total return**	11.69%		16.12%	(19.09)%	6.26%	6.42%
Net assets at end of period (in thousands)	$69,429		$61,971	$49,186	$38,099	$15,765

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.030% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the 2010 Retirement Date Fund and does not include expenses charged to the collective investment funds in which the 2010 Retirement Date Fund invests a portion of its assets.
†††	With respect to the portion of the 2010 Retirement Date Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the 2010 Retirement Date Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.
*	Annualized for the period from August 8, 2006 to December 31, 2006.
**	Not annualized for the period from August 8, 2006 to December 31, 2006.

2020 Retirement Date Fund:

	Year ended December 31, 2010		Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	For the period August 2, 2006(a) to December 31, 2006
Investment income†	$—		$—	$—	$—	$—
Expenses(†)† †	(.14)		(.12)	(.10)	(.10)	(.04)

Net investment income (loss)	(.14)		(.12)	(.10)	(.10)	(.04)
Net realized and unrealized gain (loss)	2.17		2.66	(4.37)	1.16	1.36

Net increase (decrease) in unit value	2.03		2.54	(4.47)	1.06	1.32
Net asset value at beginning of period	14.45		11.91	16.38	15.32	14.00

Net asset value at end of period	$16.48		$14.45	$11.91	$16.38	$15.32

Ratio of expenses to average net assets*	.91	%(b)	.92%††	.67%††	.63%††	.69%††
Ratio of net investment income (loss) to average net assets*	(.91)%		(.92)%	(.67)%	(.63)%	(.69)%
Portfolio turnover**†††	86%		51%	17%	20%	16%
Total return**	14.05%		21.33%	(27.29)%	6.92%	9.43
Net assets at end of period (in thousands)	$135,704		$106,568	$74,855	$49,077	$21,315

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.030% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the 2020 Retirement Date Fund and does not include expenses charged to the collective investment funds in which the 2020 Retirement Date Fund invests a portion of its assets.
†† †	With respect to the portion of the 2020 Retirement Date Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the 2020 Retirement Date Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.
*	Annualized for the period from August 2, 2006 to December 31, 2006.
**	Not annualized for the period from August 2, 2006 to December 31, 2006.

2030 Retirement Date Fund:

	Year ended December 31, 2010		Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	For the period August 2, 2006(a) to December 31, 2006
Investment income†	$—		$—	$—	$—	$—
Expenses(†)† †	(.15)		(.13)	(.11)	(.12)	(.05)

Net investment income (loss)	(.15)		(.13)	(.11)	(.12)	(.05)
Net realized and unrealized gain (loss)	2.57		3.37	(6.12)	1.38	1.81

Net increase (decrease) in unit value	2.42		3.24	(6.23)	1.26	1.76
Net asset value at beginning of period	16.03		12.79	19.02	17.76	16.00

Net asset value at end of period	$18.45		$16.03	$12.79	$19.02	$17.76

Ratio of expenses to average net assets*	.91	%(b)	.92%††	.67%††	.63%††	.69%††
Ratio of net investment income (loss) to average net assets*	(.91)%		(.92)%	(.67)%	(.63)%	(.69)%
Portfolio turnover**†††	79%		48%	15%	7%	6%
Total return**	15.10%		25.33%	(32.75)%	7.09%	11.00%
Net assets at end of period (in thousands)	$108,395		$77,025	$51,242	$44,407	$15,260

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.030% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the 2030 Retirement Date Fund and does not include expenses charged to the collective investment funds in which the 2030 Retirement Date Fund invests a portion of its assets.
†† †	With respect to the portion of the 2030 Retirement Date Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the 2030 Retirement Date Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.
*	Annualized for the period from August 2, 2006 to December 31, 2006.
**	Not annualized for the period from August 2, 2006 to December 31, 2006.

2040 Retirement Date Fund:

	Year ended December 31, 2010		Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007	For the period August 3, 2006(a) to December 31, 2006
Investment income†	$—		$—	$—	$—	$—
Expenses(†)† †	(.17)		(.14)	(.12)	(.13)	(.06)

Net investment income (loss)	(.17)		(.14)	(.12)	(.13)	(.06)
Net realized and unrealized gain (loss)	2.93		4.06	(7.45)	1.62	2.05

Net increase (decrease) in unit value	2.76		3.92	(7.57)	1.49	1.99
Net asset value at beginning of period	17.83		13.91	21.48	19.99	18.00

Net asset value at end of period	$20.59		$17.83	$13.91	$21.48	$19.99

Ratio of expenses to average net assets*	.91	%(b)	.92%††	.67%††	.63%††	.69%††
Ratio of net investment income (loss) to average net assets*	(.91)%		(.92)%	(.67)%	(.63)%	(.69)%
Portfolio turnover**†††	81%		50%	14%	14%	8%
Total return**	15.48%		28.18%	(35.24)%	7.45%	11.06%
Net assets at end of period (in thousands)	$69,945		$49,613	$31,314	$28,871	$11,894

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.030% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the 2040 Retirement Date Fund and does not include expenses charged to the collective investment funds in which the 2040 Retirement Date Fund invests a portion of its assets.
†† †	With respect to the portion of the 2040 Retirement Date Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the 2040 Retirement Date Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.
*	Annualized for the period from August 3, 2006 to December 31, 2006.
**	Not annualized for the period from August 3, 2006 to December 31, 2006.

Target Risk Funds

Conservative Risk Fund:

	Year ended December 31, 2010		For the period July 7, 2009(a) to December 31, 2009
Investment income(b)†	$—		$—
Expenses(†)† †	(.13)		(.06)

Net investment income (loss)	(.13)		(.06)
Net realized and unrealized gain (loss)	1.38		1.45

Net increase (decrease) in unit value	1.25		1.39
Net asset value at beginning of period	14.39		13.00

Net asset value at end of period	$15.64		$14.39

Ratio of expenses to average net assets*	.84	%(c)	.92%††
Ratio of net investment income (loss) to average net assets*	(.83)%		(.90)%
Portfolio turnover**†††	35%		5%
Total return**	8.69%		10.69%
Net assets at end of period (in thousands)	$16,254		$5,643

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
(c)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.030% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†† †	Portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.
*	Annualized for the period from July 7, 2009 to December 31, 2009.
**	Not annualized for the period from July 7, 2009 to December 31, 2009.

Moderate Risk Fund:

	Year ended December 31, 2010		For the period July 7, 2009(a) to December 31, 2009
Investment income(b)†	$—		$—
Expenses(†)† †	(.15)		(.07)

Net investment income (loss)	(.15)		(.07)
Net realized and unrealized gain (loss)	2.06		2.50

Net increase (decrease) in unit value	1.91		2.43
Net asset value at beginning of period	16.43		14.00

Net asset value at end of period	$18.34		$16.43

Ratio of expenses to average net assets*	.85	%(c)	.92%††
Ratio of net investment income (loss) to average net assets*	(.85)%		(.91)%
Portfolio turnover**†††	22%		7%
Total return**	11.63%		17.36%
Net assets at end of period (in thousands)	$32,118		$13,581

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
(c)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.027% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†† †	Portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.
*	Annualized for the period from July 7, 2009 to December 31, 2009.
**	Not annualized for the period from July 7, 2009 to December 31, 2009.

Aggressive Risk Fund:

	Year ended December 31, 2010		For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses(†)††	(.16)		(.08)

Net investment income (loss)	(.16)		(.08)
Net realized and unrealized gain (loss)	2.79		3.70

Net increase (decrease) in unit value	2.63		3.62
Net asset value at beginning of period	18.62		15.00

Net asset value at end of period	$21.25		$18.62

Ratio of expenses to average net assets*	.84	%(b)	.92%††
Ratio of net investment income (loss) to average net assets*	(.84)%		(.92)%
Portfolio turnover**†††	29%		9%
Total return**	14.12%		24.13%
Net assets at end of period (in thousands)	$12,684		$4,212

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.027% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†† †	Portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.
*	Annualized for the period from July 7, 2009 to December 31, 2009.
**	Not annualized for the period from July 7, 2009 to December 31, 2009.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Year Ended December 31, 2010

Stable Asset Return Fund

The Stable Asset Return Fund seeks to provide current income consistent with the preservation of principal and liquidity. The Stable Asset Return Fund invests in investment contracts, which we refer to as Traditional Investment Contracts, so-called “Synthetic GICs” with associated underlying assets, and high-quality, fixed-income instruments, which we refer to as Short Term Investment Products. Such investments may be made directly by the Fund or indirectly through its investment in other collective investment funds maintained by one or more banks, including Northern Trust Investments.

For the year ended December 31, 2010, the Stable Asset Return Fund experienced a total return, net of expenses, of 1.22%. By comparison, a combination of the Ryan Labs Three Year GIC Index and the iMoneyNet MFR Prime Institutional Money Market Fund Average, weighted 70%/30%, respectively, produced an investment record of 2.48% for the same period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that Index or for fund expenses.

The Stable Asset Return Fund underperformed the combination benchmark for the year ended December 31, 2010. The portfolio had been positioned for flexibility in an uncertain market for stable value investment options. As such, it was primarily invested in assets of higher quality and shorter duration, which reduced the portfolio’s yield, but provided some protection from the risk of declining market value due to rising interest rates or widening of credit spreads. In December 2010, the Fund was restructured, employing a new slate of Investment Advisors.

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities.

For the year ended December 31, 2010, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 6.31%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 6.54% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

The Bond Core Plus Fund underperformed the Barclays Capital U.S. Aggregate Bond Index for the year ended December 31, 2010. Active duration positioning in U.S. rates contributed to performance for the year. Positioning in German bonds also enhanced performance due to the flight-to-quality sparked by the European sovereign debt crisis. A rise in longer term Treasury yields detracted while positioning within core sectors was positive for performance in 2010.

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

For the year ended December 31, 2010, the Large Cap Equity Fund experienced a total return, net of expenses, of 15.47%. By comparison, the Russell 1000 Index produced an investment record of 16.10% for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the period from on or about January 19, 2010 (the date on which Columbus Circle Investors commenced providing investment advice with respect to the Fund) to December 31, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 23% as of December 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Consumer discretionary and information technology sectors contributed to relative performance while selections in health care and financials negatively impacted results. The most beneficial individual securities included Las Vegas Sands, Apple, and Priceline.

For the year ended December 31, 2010, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 30% as of December 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. The most significant contributors to performance over the period were the stock selection within the materials sector and an overweight to the industrials sector. The most significant detractors from performance came from the technology and financials sectors.

For the period from on or about January 19, 2010 (the date on which Delaware Investment Advisers commenced providing investment advice with respect to the Fund) to December 31, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 27% as of December 31, 2010) negatively contributed to the performance of the Fund, but outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. The main drivers of outperformance as compared to the index were investments in the energy and information technology sectors. Stock selection and allocation decisions were additive in both sectors.

For the year ended December 31, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 20% as of December 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection contributed to positive returns in the consumer discretionary, information technology and energy sectors. An overweight position in consumer discretionary and an underweight stance in consumer staples also contributed to performance. Underweight positions in energy and materials, as well as an overweight stance in the health care sector, were major detractors from relative performance.

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

For the year ended December 31, 2010, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 24.32%. By comparison, the Russell 2500TM Index produced an investment record of 26.7% for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

For the year ended December 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 22% as of December 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. The sectors that provided the most significant relative contribution over this period were financials, capital goods and technology.

For the year ended December 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of December 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Relative returns were hindered by stock selection. Positive contributors were technology stocks; however, this was offset by detractors such as consumer discretionary stocks.

For the year ended December 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of December 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. The primary source of value added was stock selection and, to a lesser extent, sector selection. An underweight to the financials sector, which rebounded in the period, and an overweight to the technology sector, one of the weaker sectors in the benchmark, had a negative impact on results. Stock selection was particularly strong in the health care and consumer discretionary sectors.

For the year ended December 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 10% as of December 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Security selection in the consumer discretionary sector contributed positively to returns, while the health care sector was the biggest detractor. Stock selection, primarily AMAG Pharmaceuticals and NuVasive, also detracted from relative returns.

For the year ended December 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of December 31, 2010) positively contributed to the performance of the Fund, but underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. The primary drivers helping performance were stock selection in the health care sector and the financials sector. Detracting from performance was an underweight in the outperforming energy sector and stock selection in the materials sector. Overall stock selection also detracted from performance.

For the year ended December 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 15% as of December 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection in the energy and information technology sectors was positive as was an underweight to the utilities sector. An overweight to the strongest performing sector, consumer discretionary, was also a positive.

For the year ended December 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of December 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Underperformance is attributed to stock selection, as some positions were sold at a loss. Many of these stocks were in the health care sector. The sector that contributed most to relative performance was the materials sector. Despite being significantly underweight to the materials sector, the one position (CF Industries) contributed to relative performance.

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

For the year ended December 31, 2010, the International All Cap Equity Fund experienced a total return, net of expenses, of 9.59%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of 11.15% for the same period and the MSCI Europe, Australasia, Far East Index, which we refer to as the MSCI Europe, Australasia, Far East (“EAFE”) Index, produced an investment record of 7.75% for the same period. Neither the MSCI ACWI ex-US Index nor the MSCI EAFE Index includes an allowance for the fees that an investor would pay for investing in the securities that comprise those Indices or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

For the year ended December 31, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 23% as of December 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE

Value ND Index, against which the performance of this portion of the Fund is compared. Stock-specific factors, most notably a differentiated positioning in financials and holdings in the industrial sector, added value. The portfolio’s industrial holdings, specifically Foster Wheeler, Keyence, and SMC, had a positive impact on performance. Positions in the consumer discretionary sector weighed negatively on relative performance.

For the year ended December 31, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 15% as of December 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. The Trust’s exposure to industrials, materials and consumer discretionary contributed to performance. The portfolio’s exposure to the energy, health care and financials sectors hurt relative performance, while underweight to the financials sector and Spain and Italy helped performance. The portfolio was also aided by good stock selection in seven of the ten sectors and overweights to Singapore and Canada.

For the year ended December 31, 2010, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 23% as of December 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. An overweight position in the consumer staples sector was positive. Stock selection in the information technology sector was also positive, in particular Check Point Software (Israel) which outperformed as it continued to deliver very strong results on the back of a new product cycle in internet security. In Thailand, financials rose strongly with the Thai market. On the negative side, Czech Republic utilities lagged as defensive companies with more predictable earnings were out of favor in rising markets.

For the period from on or about January 19, 2010 (the date on which LSV Asset Management commenced providing investment assistance with respect to the Fund) to December 31, 2010, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 23% as of December 31, 2010) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. In terms of sector positioning, an overweight to consumer staples as well as an underweight to the financials and utilities sectors helped performance. Stock selection within the health care sector also added to relative performance.

For the year ended December 31, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 15% as of December 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. A sharp move in materials stocks had a negative impact, given the underweight position to bulk commodities. Consumer-discretionary stocks and financials also suffered profit-taking in December. Underperformance in the first half of the year proved difficult to offset in the later months of the year.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are representative of the domestic investment grade bond market as included in such Index.

For the year ended December 31, 2010, the Bond Index Fund experienced a total return, net of expenses, of 5.75%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 6.54% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the year ended December 31, 2010 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500.

For the year ended December 31, 2010, the Large Cap Index Equity Fund experienced a total return, net of expenses, of 14.19%. By comparison, the S&P 500 produced an investment record of 15.06% for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the year ended December 31, 2010 was consistent with the S&P 500 after taking expenses into account.

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

For the year ended December 31, 2010, the All Cap Index Equity Fund experienced a total return, net of expenses, of 16.14%. By comparison, the Russell 3000 Index produced an investment record of 16.93% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the year ended December 31, 2010 was consistent with the Russell 3000 Index after taking expenses into account.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and, as of December 31, 2010, represented approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400.

For the year ended December 31, 2010, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of 25.58%. By comparison, the S&P MidCap 400 produced an investment record of 26.64% for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the year ended December 31, 2010 was consistent with the S&P MidCap 400 after taking expenses into account.

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

For the year ended December 31, 2010, the Small Cap Index Equity Fund experienced a total return, net of expenses, of 25.69%. By comparison, the Russell 2000 Index produced an investment record of 26.85% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the year ended December 31, 2010 was consistent with the Russell 2000 Index after taking expenses into account.

International Index Equity Fund

The investment objective of the International Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the MSCI ACWI ex-US Index by investing generally in securities included in such Index. The MSCI ACWI ex-US Index consists of approximately 2,500 securities in 44 markets, with securities of emerging markets representing approximately 13% of the Index.

For the year ended December 31, 2010, the International Index Equity Fund experienced a total return, net of expenses, of 10.12%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 11.15% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the year ended December 31, 2010 was consistent with the MSCI ACWI ex-US Index after taking expenses into account.

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

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank. During the year ended December 31, 2010, these funds included the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite performance of the benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the year ended December 31, 2010, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and was weighted based on the Fund’s target allocations to the asset classes to which these underlying benchmarks relate.

For the year ended December 31, 2010, the Fund experienced a total return, net of expenses, of 14.54%. By comparison, the composite benchmark produced an investment record of 15.62% for the same period. None of the indices comprising the composite benchmark include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of the Real Asset Return Fund for the year ended December 31, 2010 was consistent with its composite benchmark after taking expenses into account.

Retirement Date Funds

The Retirement Date Funds provide a series of diversified investment funds each of which is designed by State Street Bank to correspond to a particular time horizon to retirement. Each Retirement Date Fund has a different initial investment strategy representing different risk and reward characteristics that reflect the remaining time horizon to the most conservative investment mix. The longer the time horizon to the year in which a Retirement Date Fund will reach its most conservative investment mix, the greater is the Retirement Date Fund’s initial risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who have reached or are beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 30%). The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for significant growth potential.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the year ended December 31, 2010, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small Cap Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Retirement Date Funds allocates assets from time to time. During the year ended December 31, 2010, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital US High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-US Index, the S&P MidCap 400, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the year ended December 31, 2010, the Retirement Date Funds experienced a total return, net of expenses, of 8.87% for the Lifetime Income Retirement Date Fund, 11.69% for the 2010 Retirement Date Fund, 14.05% for the 2020 Retirement Date Fund, 15.10% for the 2030 Retirement Date Fund and 15.48% for the 2040 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 10.06%, 12.51%, 14.73%, 15.79% and 16.25%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the year ended December 31, 2010 was consistent with its respective composite benchmark after taking into account expenses and differences in rebalancing frequency inasmuch as each Retirement Date Fund is rebalanced to target asset allocations quarterly and its composite benchmark’s component weights remain static.

Target Risk Funds

The Target Risk Funds provide a series of diversified investment funds each of which is designed to correspond to a particular investment risk level. Each Target Risk Fund has a different investment strategy representing different risk and reward characteristics. The Conservative Risk Fund seeks to avoid significant loss of principal and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 26%). The Moderate Risk Fund seeks to provide long-term capital appreciation and more limited stability of principal for participants. The Aggressive Risk Fund seeks to provide long-term capital appreciation for participants and is comprised mainly of stocks for maximum growth potential.

The Target Risk Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the year ended December 31, 2010, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap Index Non-Lending Series Fund, the SSgA International Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund.

The composite benchmark for each of the Target Risk Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Target Risk Funds allocates assets. During the year ended December 31, 2010, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index, the Russell 3000® Index, the Citigroup 3-Month T-Bill, the MSCI EAFE Index and the MSCI ACWI ex-US Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the year ended December 31, 2010, the Target Risk Funds experienced a total return, net of expenses, of 8.69% for the Conservative Risk Fund, 11.62% for the Moderate Risk Fund and 14.12% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of 9.69%, 12.91%, and 15.21%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Target Risk Fund for the year ended December 31, 2010 was consistent with its respective composite benchmark after taking expenses into account.

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

For the year ended December 31, 2010, the Balanced Fund experienced a total return, net of expenses, of 12.09%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 12.74% for the same period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

For the year ended December 31, 2010, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. Refer to a discussion of the investment performance of the Large Cap Equity Fund, above, for a description of the performance of the equity segment of the Balanced Fund for such period.

For the year ended December 31, 2010, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, underperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to a discussion of the investment performance of the Bond Core Plus Fund, above, for a description of the performance of the debt segment of the Balanced Fund for such period.

Effect on Performance of Certain Funds that Participate in Securities Lending

The Bond Core Plus Fund, the Large Cap Equity Fund, the Small-Mid Cap Equity Fund, the International All Cap Equity Fund, and the Balanced Fund participate in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements” under Part IV, Item 15 of this Form 10-K.

The per Unit net asset values of the Funds that participate in the State Street Bank securities lending program as reflected in their financial statements are based on United States generally accepted accounting principles (“GAAP”) and may from time to time differ from the per Unit net asset values calculated for purposes of transactions experienced by Participants in their accounts. The difference is driven by differing methodologies for valuation of the securities lending cash collateral pool. On a market basis at December 31, 2010, the cash collateral pool had a net asset value of $.992 per unit. This net asset value compares to a value of $.984 per unit at December 31, 2009.

The Funds participating in the State Street Bank securities lending program typically receive cash collateral at the time of lending with a value in excess of that of the loaned securities, and collateral is increased or decreased, respectively, as the value of the loaned securities increases or decreases. The cash collateral is invested for the account and risk of the participating funds in a cash collateral pool managed by State Street Bank or its affiliates. For purposes of normal daily transaction activity, the cash collateral pool, as permitted under its governing agreement, values its investments on the basis of amortized cost, rather than current market values, to the extent that an investment is not in default. State Street Bank has informed the Collective Trust that none of the securities in the cash collateral pool was in default at December 31, 2010, and purchases and redemptions of units in the cash collateral pool continue to be transacted at a value equivalent to $1.00 per unit (100% of principal invested).

For financial reporting purposes under GAAP, each of the Funds that participates in the State Street Bank securities lending program has valued its investments in the cash collateral pool at its market value, and has recognized either unrealized gains or unrealized losses in the financial statements for the year ended December 31, 2010. The effect on reported performance of each relevant Fund for the year ended December 31, 2010 as a result of valuation of such investments at market value rather than amortized cost is presented in the table below.

Fund	Effect on Performance
Bond Core Plus Fund	0.03%
Large Cap Equity Fund	0.19%
Small-Mid Cap Equity Fund	0.61%
International All Cap Equity Fund	0.14%
Balanced Fund	0.09%

The unrealized gains reflected in the financial statements were the result of reversals of unrealized losses recognized in previous periods. The unrealized losses reflected in the financial statements were the result of changes in the relative size of the investments of the affected Fund in the cash collateral pool. Any unrealized losses (net of any previously unrealized gains partially reversing these losses) could reverse, in whole or in part, over time to the extent that principal is eventually recovered on maturities or higher prices are realized upon sale of the underlying securities, although, as with any investment, such events are not assured of occurring. Further, future losses could be experienced for financial reporting purposes if the net asset value per unit of the cash collateral pool on a market basis decreases from its December 31, 2010 level. However, all Funds that participate in the State Street Bank securities lending program have continued to value their investments in the cash collateral pool for purposes of Participant transactions at amortized cost-based value used by the cash collateral pool for daily transactions. Accordingly, actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses.

Year Ended December 31, 2009

Stable Asset Return Fund

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

For the year ended December 31, 2009, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, outperformed the Barclays Capital U.S. Aggregate Bond Index. An overweight to duration detracted from performance during the first half of the year as investors sought higher-yielding credits and mortgage-backed securities and took part in a broad-based equity rally beginning in March. The perceived threat of inflation and pending increase in Treasury issuance also sent yields higher. In the second half of the year, however, continued weakness in the labor markets, strong demand at Treasury auctions, and accelerated Treasury purchases by the Federal Reserve caused yields to fall. A small curve-steepening bias was a slight contributor to portfolio performance as the U.S. yield curve steepened by 160 basis points during the year. Much of the curve-steepening came from a sell-off in long maturities; two-year yields rose 38 basis points whereas thirty-year yields soared by 196 basis points. Long yields rose as investors sold Treasuries amid threats of looming inflation, the onset of economic recovery, and a rebound in risk assets. Towards the end of the year, as the yield curve steepened, the portfolio reduced its curve-steepening bias in favor of intermediate to long Treasuries. Meanwhile, Eurodollar futures added to performance. Forward expectations of three-month LIBOR rates fell during the year, and spot LIBOR rates fell to all-time lows. As the Federal Reserve and Treasury launched new stimulus programs and signaled their intentions to do whatever was necessary to prop up the economy, investors pushed their expectations for hikes deeper and deeper into 2010.

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

For the year ended December 31, 2009, the Bond Core Plus Fund participated in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Bond Core Plus Fund for the year ended December 31, 2009 was positively impacted by 0.06 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

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

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the Large Cap Equity Fund participated in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Large Cap Equity Fund for the period from commencement of operations on July 2, 2009 to December 31, 2009 was negatively impacted by 0.29 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

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

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the Small-Mid Cap Equity Fund participated in the State Street Bank securities lending program . For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Small-Mid Cap Equity Fund for the period from commencement of operations on July 2, 2009 to December 31, 2009 was negatively impacted by 1.09 percentage points as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

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

For the year ended December 31, 2009, the International All Cap Equity Fund participated in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the International All Cap Equity Fund for the year ended December 31, 2009 was positively impacted by 1.07 percentage points as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

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

For the year ended December 31, 2009, the All Cap Index Equity Fund participated in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the All Cap Index Equity Fund for the year ended December 31, 2009 was positively impacted by 0.66 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

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

For the year ended December 31, 2009, the Retirement Date Funds participated in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Retirement Date Funds for the year ended December 31, 2009 was positively impacted by 0.81 percentage point for the Lifetime Income Retirement Date Fund, 1.72 percentage points for the 2010 Retirement Date Fund, 1.56 percentage points for the 2020 Retirement Date Fund, 1.40 percentage points for the 2030 Retirement Date Fund and 1.16 percentage points for the 2040 Retirement Date Fund as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses associated with the State Street Bank securities lending program.

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

For the year ended December 31, 2009, the Balanced Fund participated in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending,” the financial statement-reported performance of the Balanced Fund for the year ended December 31, 2009 was positively impacted by 0.32 percentage point as a result of such participation.

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

Additional information relating to Program assets formerly held in the Terminated Funds may be obtained by writing or calling the Program. See Item 1, “Additional Information.”

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

The Funds referred to above, either directly or indirectly through their investment in other funds and accounts managed by State Street Bank or its affiliates, participate in the State Street Bank securities lending program. The Funds participating in this program typically receive cash collateral at the time of lending with a value in excess of that of the loaned securities, and collateral is increased or decreased, respectively, as the value of the loaned securities increases or decreases. The cash collateral is invested for the account and risk of the participating funds in the cash collateral funds, which are managed by State Street Bank or its affiliates. For purposes of normal daily transaction activity, these cash collateral funds, as permitted under their governing agreements, value their investments on the basis of amortized cost, rather than current market values, to the extent that an investment is not in default or considered to be impaired. State Street Bank has informed the Collective Trust that none of the securities in the cash collateral funds was in default at December 31, 2009 and therefore purchases and redemptions of units in the cash collateral funds continue to be transacted at a value equivalent to $1.00 per unit (100% of principal invested), even though, on a market basis at December 31, 2009, the cash collateral funds had net asset values ranging from $.977 to $.984 per unit. These net asset values compare to values ranging from $.908 to $.935 per unit at December 31, 2008.

For financial reporting purposes under GAAP, each of these Funds has valued its direct and indirect investments in the cash collateral funds at their market values, and has recognized either unrealized gains or unrealized losses in the financial statements for the year ended December 31, 2009. Gains positively impacted, and losses negatively impacted, reported performance of each relevant Fund to the extent stated in its respective discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Year Ended December 31, 2009.” The unrealized gains were the result of partial reversals of unrealized losses recognized in previous periods. These unrealized losses, net of any previously unrealized gains partially reversing these losses, could further reverse, in whole or in part, over time to the extent that principal is eventually recovered on maturities or higher prices are realized upon sale of the underlying securities, although, as with any investment, such events are not assured of occurring, and future losses could be experienced for financial reporting purposes if the net asset values per unit of the cash collateral funds on a market basis decrease from their December 31, 2009 levels. However, these Funds have continued to value their investments in the cash collateral funds for purposes of Participant transactions at amortized-cost based value used by the cash collateral funds for daily transactions. Accordingly, actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses.

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

Intermediate Bond Fund (subsequently renamed the Bond Core Plus Fund)

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

For the year ended December 31, 2008, the Intermediate Bond Fund engaged in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Intermediate Bond Fund was lower by 0.14 percentage point than it otherwise would have been.

International Equity Fund (subsequently renamed the International All Cap Equity Fund)

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

For the year ended December 31, 2008, the International Equity Fund engaged in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the International Equity Fund was lower by 0.65 percentage point than it otherwise would have been.

Index Equity Fund (subsequently renamed the All Cap Index Equity Fund)

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

For the year ended December 31, 2008, the Index Equity Fund engaged in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds and

Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Index Equity Fund was lower by 0.53 percentage point than it otherwise would have been.

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

For the year ended December 31, 2008, the Retirement Date Funds engaged in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Retirement Date Funds was lower by 0.73 percentage point for the Lifetime Income Retirement Date Fund, 1.75 percentage points for the 2010 Retirement Date Fund, 1.55 percentage points for the 2020 Retirement Date Fund, 1.34 percentage points for the 2030 Retirement Date Fund and 1.10 percentage points for the 2040 Retirement Date Fund than each otherwise would have been.

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

For the year ended December 31, 2008, the Balanced Fund engaged in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds and Retirement Date Funds that Participate in Securities Lending,” the financial statement-reported performance of the Balanced Fund was lower by 0.34 percentage point than it otherwise would have been.

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

The Funds and Retirement Date Funds referred to above, either directly or indirectly through their investment in other funds and accounts managed by State Street Bank or its affiliates, participate in the State Street Bank securities lending program. The Funds and Retirement Date Funds participating in this program typically receive cash collateral at the time of lending in excess of that of the loaned securities, and collateral is increased or decreased, respectively, as the value of the loaned securities increases or decreases. The cash collateral is invested for the account and risk of the participating funds in the cash collateral funds, which are managed by State Street Bank or its affiliates. For purposes of normal daily transaction activity, these cash collateral funds, as permitted under their governing agreements, value their investments on the basis of amortized cost, rather than current market values, to the extent that an investment is not in default or considered to be impaired. State Street Bank has informed the Collective Trust that none of the securities in the cash collateral funds was in default or considered to be impaired at December 31, 2008 and therefore purchases and redemptions of units in the cash collateral funds continue to be effected at a value equivalent to 100% of principal invested, even though, on a market basis at December 31, 2008, the related funds had net asset values ranging from $0.908 to $0.935 per unit.

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

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Funds engage in investments in derivative instruments as described under Item 1, “Derivative Instruments.” For additional information, see Note 2 to the Financial Statements included in Item 8, “Financial Statements and Supplementary Data.”

ITEM 8.	Financial Statements and Supplementary Data

See p. F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that its disclosure controls and procedures are effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting: The Collective Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) for each of the Funds and the Balanced Fund. Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, the Collective Trust’s management conducted evaluations of the effectiveness of the internal control over financial reporting of each of the Funds and the Balanced Fund based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluations, the Collective Trust’s management concluded that internal control over financial reporting were effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Officers of Northern Trust Investments

Northern Trust Investments, as trustee of the Collective Trust, has primary responsibility for investment management with respect to each of the investment options and the Balanced Fund. As part of its responsibility, Northern Trust Investments appoints the officers of the Collective Trust, who have responsibility for administering all the investment options and the Balanced Fund. The following is a biographical summary of each of the officers of the Collective Trust, including age as of March 1, 2011:

Thomas R. Benzmiller. Mr. Benzmiller, age 51, is the Principal Executive Officer of the Collective Trust and has served in such capacity since July 2010. Mr. Benzmiller joined Northern Trust in 2001 and is a Senior Vice President of Northern Trust Investments. He currently serves as Managing Executive for the Northern Trust Global Investments Program Solutions Group. Prior to his current role, he served as Chief Marketing Officer for Northern Trust’s Manager of Managers business and Managing Director of Northern Trust’s Hong Kong office. He held various corporate treasury and finance positions prior to joining Northern Trust Investments, including the Chief Investment Officer for Honda of America Manufacturing Co., Inc.

Randal Rein. Mr. Rein, age 40, is the Principal Financial Officer and Principal Accounting Officer of the Collective Trust and has served in such capacity since July 2010. Mr. Rein joined Northern Trust in 2001 and is currently a Senior Vice President of Northern Trust Investments. He joined Northern Trust’s Fund Administration in 2001 where he has held a variety of management positions within the accounting and administration group. He also serves as the Treasurer of the Northern Funds, the Northern Institutional Funds and the NT Alpha Strategies Fund.

The officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from Northern Trust Investments or its affiliates.

Directors of Northern Trust Investments

The Collective Trust does not have a board of directors. The Collective Trust is a trust with a corporate trustee, which is Northern Trust Investments. For purposes of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission adopted under that Act, the board of directors of Northern Trust Investments has responsibility for the functions with respect to audit matters relating to the Collective Trust. Each member of the board of directors of Northern Trust Investments is an employee of Northern Trust Investments or its affiliates. The following is a biographical summary of each member of the board of directors of Northern Trust Investments, including age as of March 1, 2011:

Robert P. Browne. Mr. Browne, age 45, is an Executive Vice President of Northern Trust Investments and serves as its Chief Investment Officer. Mr. Browne also chairs Northern Trust Investments’ Investment Policy Committee and is responsible for investment performance, process and philosophy. Prior to joining Northern Trust in January 2009, Mr. Browne served as Chief Investment Officer for Fixed Income and Proprietary Investments at ING Investment Management where he worked from 2004 to 2009. From 2002 to 2004, Mr. Browne was founder and Managing Partner of the alternative investment firm Picador Capital. From 1997 to 2001, he served with in various capacities with Merrill Lynch Investments including as the Co-Head of Americas Fixed Income. Mr. Browne has over twenty years of investment advisory experience and is a Chartered Financial Analyst. Mr. Browne has served as a director of Northern Trust Investments since February 2009.

Christopher W. Carlson. Mr. Carlson, age 49, joined Northern Trust in 2005 and is a Senior Vice President of Northern Trust Investments. He currently serves as its Chief Operating Officer and Head of Global Strategic Development. He is responsible for the development and implementation of Northern Trust’s new business strategy for institutional and personal market channels as well as the business systems and infrastructure. Mr. Carlson has served as a director of Northern Trust Investments since June 2010. Prior to joining Northern Trust, Mr. Carlson served as Executive Director and Chief of Staff at UBS AG, Global Asset Management Division.

Mark C. Gossett. Mr. Gossett, age 49, joined Northern Trust in 1983 and is an Executive Vice President of Northern Trust Investments. He currently serves as its Chief Risk Officer, and is responsible for the assessment and governance of risks for all asset management activities globally. Prior to his current position, he has held a numerous executive positions, including serving as Northern Trust Investments’ Chief Operating Officer. He also served as Northern Trust’s Chief Financial Officer of the International Segment, the Product Manager for Global Foreign Exchange and the Manager of the Financial Markets Division. Mr. Gossett is a Chartered Financial Analyst. Mr. Gossett has served as a director of Northern Trust Investments since December 2004. In the past five years, Mr. Gossett has also served as a director of Northern Trust Global Investments Limited, Northern Trust European Holdings Limited, Northern Trust Holdings Limited and Northern Trust Global Advisors, Limited.

Stephen N. Potter. Mr. Potter, age 54, joined Northern Trust in 1982 and is currently the Chairman, President & Chief Executive Officer of Northern Trust Investments. He is also an Executive Vice President of Northern Trust and is a member of its management group. From 2001 to 2008, Mr. Potter was based in London and served as the Chief Executive Officer of Europe, Middle East and Africa overseeing all of Northern Trust’s businesses in the region. He also served as Chairman and Chief Executive Officer of Northern Trust Global Services Ltd. and Chairman of Northern Trust Global Investments, Ltd. He previously had served in London as Segment Head, International and Global Fund Services. Prior to assuming his responsibilities in London, he had served as the Managing Director of the Institutional Group within Northern Trust Investments. Mr. Potter has 29 years of experience in the financial services industry. Mr. Potter has served as a director of Northern Trust Investments from December 1997 to July 2003 and since April 2008. In the past five years, Mr. Potter has also served as a director of Northern Trust Global Advisors, Inc., Northern Trust (Ireland) Limited, Northern Trust European Holdings Limited, Northern Trust Fiduciary Services (Guernsey), Northern Trust GFS Holdings Limited, Northern Trust Global Investments Limited, Northern Trust Global Services Limited, Northern Trust Guernsey Holdings Limited, Northern Trust Holdings Limited and International Fund Administration Services (Ireland) Limited.

Beth M. Provanzana. Ms. Provanzana, age 38, is a Senior Vice President of Northern Trust Investments and serves as its Chief Financial Officer. Ms. Provanzana has 15 years of experience in the financial services industry. Prior to joining Northern Trust in 2010, Ms. Provanzana served in various roles at JPMorgan Chase and its predecessors, most recently as a Principal of Chase Capital Corporation from 2007 to 2009. From 2005 to 2007, Ms. Provanzana served as the Manager of Planning and Analysis for Retail Banking, managing a team responsible for management reporting, budgeting and forecasting financial results for JPMorgan Chase’s national retail banking network. Ms. Provanzana has served as a director of Northern Trust Investments since February 2011.

Alan W. Robertson. Mr. Robertson, age 55, who joined Northern Trust in 1999, is an Executive Vice President of Northern Trust Investments and currently serves as its Global Head of Sales and Service. From September 2007 to February 2010, he served as the President and Chief Executive Officer of Northern Trust Global Advisors, Inc., responsible for all aspects of Northern Trust’s multi-manager investment business. He was formerly Group Head, Wealth Advisory of Northern Trust’s Personal Financial Services business unit from November 2004 to September 2007.

Mr. Robertson joined Northern Trust from Eager & Associates, Inc., where he was a Principal and Senior Consultant. He began his career at Aetna Life and Casualty, where he served in various executive positions including as a Managing Director of Aetna Investment Management (Hong Kong) Ltd. Mr. Robertson has served as a director of Northern Trust Investments from January 2002 to February 2005 and since September 2007. In the past five years, Mr. Robertson has also served as a director of Northern Trust Global Advisors, Inc. and The Northern Trust Company of Connecticut.

Joyce M. St. Clair. Ms. St. Clair, age 51, is an Executive Vice President of Northern Trust and has served as its Head of Corporate Risk Management since 2007. Since joining Northern Trust in 1992, Ms. St. Clair has served in numerous executive positions including Deputy Head of the International Market Segment and the Head of the Information Delivery Services Group. Ms. St. Clair is experienced in managing credit, market, fiduciary, operating, compliance and strategic risk. Ms. St. Clair has served as a director of Northern Trust Investments since February 2007. In the past five years, Ms. St. Clair has also served as a director of Northern Trust Fund Services (Ireland) Limited, Northern Trust Investor Services (Ireland) Limited and as an Alternate Director of Northern Trust International Fund Administrative Services (Ireland) Limited.

Lloyd A. Wennlund. Mr. Wennlund, age 53, joined Northern Trust in 1989 and is currently an Executive Vice President of Northern Trust Investments and Head of Institutional Wholesale Asset Management Distribution. He also serves as the President of the Northern Funds and Northern Institutional Funds. He served as the President of Northern Trust Securities, Inc. from 1997 to 2008, Head of Product Management from 2004 to 2008 and Director of Marketing for Personal Financial Services from 1994 to 1997. Mr. Wennlund has served as a director of Northern Trust Investments since May 2000. In the past five years, Mr. Wennlund has also served as a director of NT Global Advisors, Inc. (Canada).

Code of Ethics

Northern Trust Investments has adopted a Code of Ethics which applies to all officers and employees of Northern Trust Investments, including all of the officers of the Collective Trust. A copy of the Code of Ethics is available at www.northerntrust.com. The Collective Trust will provide a free copy of the Code of Ethics upon written request to ABA Retirement Funds Program, P.O. Box 5142, Boston, Massachusetts 02206. Northern Trust intends to post on the website, www.northerntrust.com, any amendments to, or waivers from, the Code of Ethics applicable to the officers referred to above.

Board Leadership Structure

The board of directors of Northern Trust Investments, which is comprised entirely of directors affiliated with Northern Trust Investments, the trustee of the Collective Trust, has ultimate responsibility over the management of the Collective Trust for so long as Northern Trust Investments serves as trustee pursuant to the terms of the Fiduciary Investment Services Agreement. The Principal Executive Officer of the Collective Trust, the Principal Financial Officer and Principal Accounting Officer of the Collective Trust and the ABA RF Collective Funds Trust Committee have determined that this structure is appropriate and effective for the Collective Trust because they believe it promotes efficiency and is the structure that Northern Trust Investments has maintained with respect to other collective funds for which Northern Trust Investments has served as trustee.

Risk Oversight

The board of directors of Northern Trust Investments has ultimate responsibility for risk management with respect to the Collective Trust. The board of directors has delegated day to day responsibility for risk management of the Collective Trust to the ABA RF Collective Funds Trust Committee, which monitors the information it receives relating to the Collective Trust and provides oversight and guidance to the officers of the Collective Trust concerning the assessment and management of risk. The ABA RF Collective Funds Trust Committee periodically reports to the board of directors regarding its activities in managing and oversight of the Collective Trust’s risks. In addition, the board of directors has delegated oversight for matters involving risk exposure relating to internal controls with respect to financial statements to the Collective Trust’s Disclosure Control Committee. The Disclosure Control Committee periodically reports to the ABA RF Collective Funds Trust Committee regarding its financial risk assessments.

ABA RF Collective Funds Trust Committee

The ABA RF Collective Funds Trust Committee is responsible for oversight of the Collective Trust with respect to investment, financial, infrastructure, compliance, legal and risk management matters. Two directors of Northern Trust Investments serve as voting members of the Committee. The Principal Executive Officer of the Collective Trust and Principal Financial Officer and Principal Accounting Officer of the Collective Trust are non-voting members of the Committee. The Committee met seven times in 2010.

Disclosure Control Committee

The Disclosure Control Committee is responsible for monitoring the Collective Trust’s internal controls over financial reporting. The Principal Executive Officer of the Collective Trust and the Principal Financial Officer and Principal Accounting Officer of the Collective Trust are members of the Committee, together with certain employees of Northern Trust Investments responsible for various services with respect to the Collective Trust. The Committee met two times in 2010.

ITEM 11.	Executive Compensation.

The executive officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from Northern Trust or its affiliates. For a description of fees received by Northern Trust and others, see Item 1, “Deductions and Fees.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Northern Trust, as sole trustee of each of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans, is the holder of record of all units of beneficial interests of each of the Funds. None of Northern Trust, Northern Trust Investments or any officer of the Collective Trust beneficially owns any securities of the Collective Trust.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

See Item 1, “The Program” and “Deductions and Fees” for information regarding certain relationships and transactions. See Item 10, “Directors, Executive Officers and Corporate Governance—Directors of Northern Trust Investments” for information regarding director independence.

ITEM 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the principal auditor for the Collective Trust, for the audits of the Collective Trust’s annual financial statements and the effectiveness of internal control over financial reporting, and for the review of financial statements included in the Collective Trust’s quarterly reports filed on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements (such as comfort letters, statutory audits, attest services, consents and services to comply with generally accepted auditing standards) were $564,700 and $711,785 for the fiscal years ended December 31, 2010 and 2009, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services provided to the Collective Trust by PwC that are reasonably related to the performance of the audit or review of the Collective Trust’s financial statements and not reported under “—Audit Fees” were $0 and $0 for the fiscal years ended December 31, 2010 and 2009, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by PwC to the Collective Trust for tax compliance, tax advice and tax planning were $9,000 and $0 for the fiscal years ended December 31, 2010 and 2009, respectively.

All Other Fees

The aggregate fees billed by PwC to the Collective Trust for any products and services not disclosed above were $0 and $0 for the fiscal years ended December 31, 2010 and 2009, respectively.

ABA Retirement Funds, as sponsor of the Program, has engaged Northern Trust to provide investment services and to make the investment options available under the Program. Northern Trust has exercised its right to cause Northern Trust Investments to carry out Northern Trust’s obligations as trustee of the Collective Trust and to perform related duties. ABA Retirement Funds may terminate the service relationship with Northern Trust and Northern Trust Investments for any reason upon six months’ advance written notice. See Item 1, “ABA Retirement Funds.”

The ABA RF Collective Funds Trust Committee, a committee appointed by the board of directors of Northern Trust Investments, has established pre-approval policies and procedures applicable to all services provided by PwC, pursuant to which the ABA RF Collective Funds Trust Committee will annually review for pre-approval each particular service expected to be provided by the outside auditor of the annual financial statements of the Collective Trust. Such services may include audit services (including consultation to support such audits), audit-related services (items reasonably related to the performance of the audit or review of the financial statements), tax services (tax compliance, tax planning, tax advice), and other services (services permissible under the auditor independence rules of the Securities and Exchange Commission). In connection with its pre-approval process the ABA RF Collective Funds Trust Committee will be provided with sufficient detailed information so that it can make well-reasoned assessments of the impact of the services on the independence of PwC.

Any proposed service that was not known or expected at the time of the annual pre-approval process, but which would exceed pre-approved cost levels or budgeted amounts, would also require pre-approval by the ABA RF Collective Funds Trust Committee. Substantive changes in terms, conditions, and fees resulting from changes in the scope, structure, or other items regarding pre-approved services would be subject to pre-approval if necessary.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

ITEM 15(a). The	following documents are filed as part of this report:

1.	Financial Statements.

See page F-1 for an index to the Financial Statements included in this report.

2.	Financial Statement Schedules.

A Schedule of Investments for each of the Managed Funds is included in Item 8 of this report.

3.	Exhibits are listed under Item 15(b) below.

ITEM 15(b). Exhibits,	including those incorporated by reference:

Exhibit No.	Description of Document
3.1	American Bar Association Members/Northern Trust Collective Trust, Amended and Restated Declaration of Trust, effective as of July 1, 2010, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.2	American Bar Association Members/Northern Trust Collective Trust, Tenth Amended and Restated Fund Declaration for the Stable Asset Return Fund, effective as of July 1, 2010, included as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

3.3	American Bar Association Members/Northern Trust Collective Trust, Sixth Amended and Restated Fund Declaration for the Bond Core Plus Fund, effective as of July 1, 2010, included as Exhibit 3.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.4	American Bar Association Members/Northern Trust Collective Trust, Second Amended and Restated Fund Declaration for the Large Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.4 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.5	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Small-Mid Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.5 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.6	American Bar Association Members/Northern Trust Collective Trust, Tenth Amended and Restated Fund Declaration for the International All Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.7	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Index Funds, effective as of July 1, 2010, included as Exhibit 3.7 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.8	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Real Asset Return Fund, effective as of July 1, 2010, included as Exhibit 3.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.9	American Bar Association Members/Northern Trust Collective Trust, Third Amended and Restated Fund Declaration for the Retirement Date Funds, effective as of July 1, 2010, included as Exhibit 3.9 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.10	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Target Risk Funds, effective as of July 1, 2010, included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

3.11	American Bar Association Members/Northern Trust Collective Trust, Tenth Amended and Restated Fund Declaration for the Balanced Fund, effective as of July 1, 2010, included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

4.1	American Bar Association Members/Northern Trust Collective Trust, Declaration of Trust and Fund Declaration for each Fund, included in Exhibits No. 3.1 through 3.11 above.

10.1	Amended and Restated American Bar Association Members Pooled Trust for Retirement Plans effective as of July 1, 2010 between the ABA Retirement Funds and The Northern Trust Company, included as Exhibit 10.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.2	Amended and Restated American Bar Association Members Retirement Trust effective as of July 1, 2010 between the ABA Retirement Funds and The Northern Trust Company, included as Exhibit 10.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3	American Bar Association Members Retirement Plan—Basic Plan Document No. 01 as amended and related adoption agreements, included as Exhibit 10.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3.1	Amendment No. 1 to the 2008 Restatement of the American Bar Association Members Retirement Plan—Basic Plan Document No. 01, included as Exhibit 10.3.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3.2	Amendment No. 2 to the 2008 Restatement of the American Bar Association Members Retirement Plan—Basic Plan Document No. 01, included as Exhibit 10.3.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3.3	Amendment No. 3 to the 2008 Restatement of the American Bar Association Members Retirement Plan—Basic Plan Document No. 01, included as Exhibit 10.3.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4	American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.4.1	Amendment 2002-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.2	Amendment 2003-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.3	EGTRRA Amendment to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.4	Amendment 2005-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.4 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.4.5	Amendment 2008-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.5 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.6	Amendment 2008-2 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.6 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.7	Amendment 2009-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.7 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.8	Amendment 2010-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.5	Fiduciary Investment Services Agreement dated August 15, 2008 by and among ABA Retirement Funds, The Northern Trust Company and Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.), a wholly-owned subsidiary of Northern Trust, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference thereto.

10.5.1	Supplement Number One to Fiduciary Investment Services Agreement dated June 29, 2009 between The Northern Trust Company, Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and ABA Retirement Funds, included as Exhibit 10.13.1 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.6	Program Services Agreement between ABA Retirement Funds and ING Life Insurance and Annuity Company, dated December 6, 2008, included as Exhibit 10.27 to Registrant’s Current Report on Form 8-K filed December 24, 2008 and incorporated herein by reference thereto.

10.6.1	Purchase Order No. 1 to the Program Services Agreement between ING Life Insurance and Annuity Company and ABA Retirement Funds effective September 21, 2009, included as Exhibit 10.6.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.6.2	Purchase Order No. 2 to the Program Services Agreement between ING Life Insurance and Annuity Company and ABA Retirement Funds effective April 28, 2010, included as Exhibit 10.6.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.7	Guaranty made as of April 10, 2009 by Northern Trust Corporation in favor of the ABA Retirement Funds, included as Exhibit 10.7 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.8	Investment Management Agreement effective as of July 1, 2010 between State Street Global Advisors (a division of State Street Bank and Trust Company) and Northern Trust Investments, N.A, included as Exhibit 10.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.9	Investment Advisor Agreement effective as of June 30, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Pacific Investment Management Company LLC, included as Exhibit 10.9 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.10	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Jennison Associates LLC, included as Exhibit 10.10 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.11	Investment Advisor Agreement effective as of June 23, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and C.S. McKee, L.P., included as Exhibit 10.11 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.12	Investment Advisor Agreement (Small-Mid Cap Equity Fund) effective as of June 22, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and LSV Asset Management, included as Exhibit 10.12 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.13	Investment Advisor Agreement effective as of June 23, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Frontier Capital Management Co. LLC, included as Exhibit 10.13 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.14	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and TCW Investment Management Company, included as Exhibit 10.14 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.15	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Denver Investment Advisors LLC, included as Exhibit 10.15 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.16	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Riverbridge Partners LLC, included as Exhibit 10.16 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.17	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Allianz Global Investors Capital LLC, included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.18	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Altrinsic Global Advisors, LLC, included as Exhibit 10.18 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.19	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Eagle Global Advisors LLC, included as Exhibit 10.19 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.20	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Systematic Financial Management, L.P., included as Exhibit 10.20 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.21	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Martin Currie Inc., included as Exhibit 10.21 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.22	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and First State Investments International Limited, included as Exhibit 10.22 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.23	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Delaware Investment Advisers, included as Exhibit 10.23 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.24	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Columbus Circle Investors, included as Exhibit 10.24 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.25	Investment Advisor Agreement (International All Cap Equity Fund) effective as of June 22, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and LSV Asset Management, included as Exhibit 10.25 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.26	Amended and Restated Securities Lending Authorization Agreement dated July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.), as Trustee of the American Bar Association Members/Northern Trust Collective Trust, and State Street Bank and Trust Company, included as Exhibit 10.27 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.26.1	First Amendment dated July 1, 2010 to Amended and Restated Securities Lending Authorization Agreement between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.), as Trustee of the American Bar Association Members/Northern Trust Collective Trust, and State Street Bank and Trust Company, included as Exhibit 10.27.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.27	Investment Advisor Agreement effective as of December 8, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Galliard Capital Management, Inc., included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

10.28	Investment Advisor Agreement (for subaccounts) effective as of December 8, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Galliard Capital Management, Inc., included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

10.29	Investment Advisor Agreement effective as of December 8, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Jennison Associates LLC, included as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

10.30	Investment Advisor Agreement effective as of December 8, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Pacific Investment Management Company LLC, included as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

31.1*	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description of Document

32.1	*	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Determination Letter from the Internal Revenue Service dated March 9, 1992, included as Exhibit 99.1 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

*	Filed herewith.

ITEM 14(c). Financial	statement schedules and financial statements.

See page F-1 for an index to the Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

Date: March 17, 2011	By:	/s/ Thomas R. Benzmiller
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2011.

Signature	Title

/s/ Thomas R. Benzmiller Thomas R. Benzmiller	Principal Executive Officer of the American Bar Association Members/Northern Trust Collective Trust
/s/ Randal Rein Randal Rein	Principal Financial Officer and Principal Accounting Officer of the American Bar Association Members/Northern Trust Collective Trust
/s/ Robert P. Browne	Director of Northern Trust Investments, Inc.
Robert P. Browne
/s/ Christopher W. Carlson	Director of Northern Trust Investments, Inc.
Christopher W. Carlson
/s/ Joyce M. St. Clair	Director of Northern Trust Investments, Inc.
Joyce M. St. Clair
/s/ Mark C. Gossett	Director of Northern Trust Investments, Inc.
Mark C. Gossett
/s/ Stephen N. Potter	Director of Northern Trust Investments, Inc.
Stephen N. Potter
/s/ Beth M. Provanzana	Director of Northern Trust Investments, Inc.
Beth M. Provanzana
/s/ Alan W. Robertson	Director of Northern Trust Investments, Inc.
Alan W. Robertson
/s/ Lloyd A. Wennlund	Director of Northern Trust Investments, Inc.
Lloyd A. Wennlund

American Bar Association Members/Northern Trust Collective Trust

Report of Independent Registered Public Accounting Firm

To the Unitholders of the American Bar Association

Members/Northern Trust Collective Trust

In our opinion, the accompanying statements of assets and liabilities and the related statements of operations and changes in net assets present fairly, in all material respects, the financial position of American Bar Association Members/Northern Trust Collective Trust, comprising the following twenty-one funds: (1) Stable Asset Return Fund; (2) Bond Core Plus Fund; (3) Large Cap Equity Fund; (4) Small-Mid Cap Equity Fund; (5) International All Cap Equity Fund; (6) Bond Index Fund; (7) Large Cap Index Equity Fund; (8) All Cap Index Equity Fund; (9) Mid Cap Index Equity Fund; (10); Small Cap Index Equity Fund; (11) International Index Equity Fund; (12) Real Asset Return Fund; (13) Lifetime Income Retirement Date Fund; (14) 2010 Retirement Date Fund; (15) 2020 Retirement Date Fund; (16); 2030 Retirement Date Fund; (17) 2040 Retirement Date Fund; (18) Conservative Risk Fund; (19) Moderate Risk Fund; (20) Aggressive Risk Fund; and (21) Balanced Fund (collectively, the “Collective Trust”) at December 31, 2010 and December 31, 2009, and the results of each of their operations and changes in net assets for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Collective Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Collective Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express opinions on these financial statements and on the Collective Trust’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 17, 2011

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments, at value (including Wrapper Contracts, at Value of $0 and $0, respectively) (cost $858,340,833 and $0, respectively)	$871,972,224	$—
Stable Asset Fund Trust (cost $0 and $1,007,414,692 and units of 0 and 1,007,414,692, respectively)	—	1,015,748,076
Northern Trust Global Investments—Government Short Term Investment Fund (cost $117,393,773 and $0, respectively)	117,393,773	—
Receivable for fund units sold	—	2,768,010
Interest and dividends receivable	23,255	—

Total assets	989,389,252	1,018,516,086

Liabilities
Payable for fund units redeemed	2,478,152	2,271,991
ING—program fee payable	432,908	429,866
Trustee, management and administration fees payable	75,108	82,482
ABA Retirement Funds—program fee payable	61,088	61,393
Payable for legal and audit services	86,401	165,575
Other accruals	335,212	178,799

Total liabilities	3,468,869	3,190,106

Net Assets at fair value	985,920,383	1,015,325,980

Adjustment from fair value to contract value for fully benefit responsive contracts	(13,631,391)	(8,333,384)

Net Assets (equivalent to $35.65 and $35.22 per unit based on 27,272,253 and 28,591,946 units outstanding, respectively)	$972,288,992	$1,006,992,596

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Operations

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Investment income
Dividends	$19,138,782	$27,725,046	$39,885,586
Interest	1,286,662	—	—
Interest—affiliated issuers	3,071	—	—

Total investment income	20,428,515	27,725,046	39,885,586

Expenses
ING—program fee	5,214,629	3,477,227	—
State Street Bank and Trust Company—program fee	—	1,256,879	3,205,083
Trustee, management and administration fees	943,013	1,075,159	933,942
Investment advisory fee	313,563	—	—
ABA Retirement Funds—program fee	732,168	624,690	420,067
Legal and audit fees	463,517	584,502	255,387
Compliance consultant fees	330,878	379,125	227,870
Reports to unitholders	138,613	390,606	122,748
Registration fees	132,651	73,900	32,997
Other fees	97,748	303,342	147,705

Total expenses	8,366,780	8,165,430	5,345,799

Net investment income (loss)	12,061,735	19,559,616	34,539,787

Net increase (decrease) in net assets resulting from operations	$12,061,735	$19,559,616	$34,539,787

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
From operations
Net investment income (loss)	$12,061,735	$19,559,616	$34,539,787

Net increase (decrease) in net assets resulting from operations	12,061,735	19,559,616	34,539,787

From unitholder transactions
Proceeds from units issued	264,044,573	314,749,148	405,239,458
Cost of units redeemed	(310,809,912)	(294,407,770)	(351,029,183)

Net increase (decrease) in net assets from unitholder transactions	(46,765,339)	20,341,378	54,210,275

Net increase (decrease) in net assets	(34,703,604)	39,900,994	88,750,062
Net Assets
Beginning of year	1,006,992,596	967,091,602	878,341,540

End of year	$972,288,992	$1,006,992,596	$967,091,602

Number of units
Outstanding-beginning of year	28,591,946	28,000,795	26,400,288
Issued	7,450,229	9,018,678	11,953,953
Redeemed	(8,769,922)	(8,427,527)	(10,353,446)

Outstanding-end of year	27,272,253	28,591,946	28,000,795

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2010	2009	2008	2007	2006
Investment income†	$0.73	$0.96	$1.47	$1.59	$1.45
Expenses†,††	(0.30)	(0.28)	(0.20)	(0.18)	(0.17)

Net investment income (loss)	0.43	0.68	1.27	1.41	1.28

Net increase (decrease) in unit value	0.43	0.68	1.27	1.41	1.28
Net asset value at beginning of year	35.22	34.54	33.27	31.86	30.58

Net asset value at end of year	$35.65	$35.22	$34.54	$33.27	$31.86

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.85%	0.81%	0.58%	0.54%	0.57%
Ratio of net investment income (loss) to average net assets	1.22%	1.95%	3.73%	4.35%	4.07%
Total return	1.22%	1.97%	3.82%	4.43%	4.19%
Net assets at end of year (in thousands)	$972,289	$1,006,993	$967,092	$878,342	$845,842

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2010

Issuer Name	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
SYNTHETIC GUARANTEED INVESTMENT CONTRACTS—(88.16%)
ING(1)(2)	A	60313	No Stated Maturity	Variable	2.99	355,419,997	—	(4,822,049)	350,597,948
PRUDENTIAL INSURANCE CO. OF AMERICA(1)(2)	AA-	GA-62318	No Stated Maturity	Variable	3.10	172,490,575	—	(2,285,547)	170,205,028
ROYAL BANK OF CANADA(1)(2)	AA-	SSBRA01	No Stated Maturity	Variable	1.17	165,840,850	—	(3,456,021)	162,384,829
UNITED OF OMAHA LIFE INSURANCE CO.(1)(2)	AA-	SVW-15429	No Stated Maturity	Variable	2.08	178,220,802	—	(3,067,774)	175,153,028

Description	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS(3)
Agency—19.5%
FHLB 0.04 01/19/2011	10,000,000	0.04	9,999,800
FHLB 3.63 10/18/2013	2,505,000	3.63	2,674,864
FHLB 3.63 05/29/2013	2,080,000	3.63	2,216,739
FHLB 3.63 07/01/2011	9,200,000	3.63	9,356,216
FHLB 4.84 01/25/2012	379,520	4.84	392,476
FHLB 4.88 06/13/2014	1,160,000	4.88	1,294,189
FHLB 5.25 06/18/2014	1,510,000	5.25	1,713,941
FHLB 5.75 05/15/2012	3,200,000	5.75	3,428,992
FHLMC 1.38 01/09/2013	3,335,000	1.38	3,377,821
FHLMC 3.25 02/25/2011	1,000,000	3.25	1,004,160

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2010

Description	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS(3) (Continued)
Agency (Continued)
FHLMC 3.75 06/28/2013	4,275,000	3.75	4,578,311
FHLMC 3.88 06/29/2011	9,200,000	3.88	9,362,196
FHLMC 4.13 09/27/2013	6,900,000	4.13	7,477,047
FHLMC 4.50 01/15/2014	4,525,000	4.50	4,974,242
FHLMC 4.63 10/25/2012	4,400,000	4.63	4,716,008
FHLMC 4.88 11/15/2013	6,030,000	4.88	6,683,954
FHLMC 5.63 03/15/2011	13,600,000	5.63	13,746,200
FHR 5.00 01/15/2033	2,284,000	5.00	2,439,335
FHR 5.00 10/15/2032	630,000	5.00	674,869
FHR 5.00 06/15/2033	335,000	5.00	358,135
FHR 5.00 07/15/2033	295,000	5.00	312,204
FHR 5.50 01/15/2032	9,274,000	5.50	9,729,353
FHR 5.50 01/15/2033	695,000	5.50	753,853
FHR 5.50 01/15/2034	270,000	5.50	293,911
FHR 5.50 11/15/2027	1,237,343	5.50	1,248,095
FHR 5.50 12/15/2031	2,670,566	5.50	2,729,800
FHR 5.50 07/15/2028	185,293	5.50	187,680
FHR 5.50 08/15/2030	3,350,000	5.50	3,458,624
FHR 6.00 06/15/2033	369,850	6.00	396,091
FHRR 5.13 10/15/2015	1,623,364	5.13	1,640,685
FHRR 5.50 12/15/2020	1,345,922	5.50	1,423,891
FHRR 5.50 08/15/2016	1,739,364	5.50	1,880,427
FHRR 5.88 05/15/2016	430,194	5.88	434,173
FNMA 1.50 06/26/2013	7,250,000	1.50	7,353,965
FNMA 2.38 07/28/2015	10,000,000	2.38	10,141,400

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2010

Description	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS(3) (Continued)
Agency (Continued)
FNMA 2.75 04/11/2011	3,400,000	2.75	3,423,528
FNMA 2.82 02/01/2016	3,800,000	2.82	3,812,468
FNMA 3.88 07/12/2013	410,000	3.88	440,324
FNMA 4.38 03/15/2013	7,660,000	4.38	8,253,803
FNMA 4.63 10/15/2013	5,920,000	4.63	6,498,088
FNMA 4.75 11/19/2012	4,400,000	4.75	4,734,444
FNMA 6.00 05/15/2011	10,200,000	6.00	10,415,832

			170,032,134

Asset Backed—1.2%
CHAIT 2.4 6/17/2013	2,500,000	3.63	2,520,750
CNP 5.63 9/15/2015	640,080	5.38	699,126
DESF 6.62 3/1/2016	1,485,000	5.85	1,755,874
NGN 0.66 12/7/2020	5,825,000	6.30	5,831,116

			10,806,866

Commercial Mortgage Backed Securities—0.6%
BSCMS 2002-PBW1 A1 11/11/2035	354,848	3.97	357,031
CSFB 2004-C3 A3 07/15/2036	685,890	4.30	685,464
CSFB 2003-C5 A3 12/15/2036	1,090,408	4.43	1,115,989
GCCFC 2004-GG1 A5 06/10/2036	485,858	4.88	493,033
MLMT 2004-KEY2 A2 08/12/2039	658,830	4.17	673,773
MSC 2004-IQ7 A2 06/15/2038	856,538	5.02	856,144
NGN 2010-C1 A2 10/29/2020	700,000	2.90	680,822

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2010

Description	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS(3) (Continued)
Commercial Mortgage Backed Securities (Continued)
WBCMT 2003-C8 A2 11/15/2035	515,701	3.89	516,206

			5,378,462

Corporate—13.4%
ABIBB 3.63 04/15/2015	1,650,000	3.63	1,716,285
ALL 5.38 04/30/2013	1,100,000	5.38	1,205,223
AMGN 5.85 06/01/2017	900,000	5.85	1,033,088
AXP 5.50 04/16/2013	1,075,000	5.50	1,170,942
BAC 5.42 03/15/2017	1,725,000	5.42	1,749,338
BAC 5.49 03/15/2019	875,000	5.49	867,672
BAC 6.88 04/25/2018	2,000,000	6.88	2,191,884
BACR 5.13 01/08/2020	835,000	5.13	874,995
BACR 6.75 05/22/2019	2,000,000	6.75	2,262,690
BRITEL 5.15 01/15/2013	1,275,000	5.15	1,382,568
BRK 5.40 05/15/2018	2,355,000	5.40	2,587,085
C 5.50 02/15/2017	1,650,000	5.50	1,742,099
C 6.13 08/25/2036	925,000	6.13	906,174
C 8.50 05/22/2019	2,000,000	8.50	2,486,762
CAT 6.13 02/17/2014	1,125,000	6.13	1,264,770
CAT 7.05 10/01/2018	700,000	7.05	861,085
CBE 2.38 01/15/2016	875,000	2.38	864,512
CLX 5.00 03/01/2013	790,000	5.00	857,558
CMCSA 6.50 01/15/2017	730,000	6.50	859,292
COP 5.50 04/15/2013	935,000	5.50	1,033,073

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2010

Description	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS(3) (Continued)
Corporate (Continued)
CPB 3.38 08/15/2014	750,000	3.38	788,445
D 5.95 09/15/2017	1,035,000	5.95	1,207,834
DB 5.38 10/12/2012	795,000	5.38	861,943
DIAG 5.50 09/30/2016	755,000	5.50	857,448
DT 4.88 07/08/2014	785,000	4.88	859,957
EIX 5.75 03/15/2014	1,250,000	5.75	1,395,100
FHLB 5.00 08/15/2012	10,675,029	5.00	11,090,821
GD 5.25 02/01/2014	500,000	5.25	550,555
GE 4.38 09/16/2020	1,760,000	4.38	1,754,580
GE 5.88 01/14/2038	875,000	5.88	926,007
GS 3.25 06/15/2012	2,410,000	3.25	2,501,797
GS 5.25 10/15/2013	785,000	5.25	861,501
GS 7.50 02/15/2019	2,000,000	7.50	2,335,616
GSK 4.38 04/15/2014	400,000	4.38	431,284
HON 3.88 02/15/2014	1,300,000	3.88	1,380,535
HPQ 2.20 12/1/2015	875,000	2.20	861,921
HPQ 4.75 06/02/2014	1,000,000	4.75	1,095,680
HSBC 4.63 04/01/2014	1,000,000	4.63	1,042,650
HSBC 6.80 06/10/2038	1,285,000	6.80	1,402,290
IFC 3.00 04/22/2014	2,885,000	3.00	3,043,213
IRVWTR 8.18 03/15/2014	1,000,000	8.18	1,053,090
JPM 6.00 01/15/2018	1,500,000	6.00	1,716,625
JPM 6.00 01/15/2018	2,000,000	6.00	2,236,730
JPM 6.00 10/01/2017	1,085,000	6.00	1,216,368
KFT 6.50 08/11/2017	1,450,000	6.50	1,725,178

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2010

Description	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS(3) (Continued)
Corporate (Continued)
KO 3.63 03/15/2014	835,000	3.63	883,756
KR 6.40 08/15/2017	740,000	6.40	863,800
MET 6.75 06/01/2016	1,500,000	6.75	1,738,043
MS 5.95 12/28/2017	1,605,000	5.95	1,693,164
MS 7.30 05/13/2019	2,000,000	7.30	2,254,856
MSFT 2.95 06/01/2014	3,925,000	2.95	4,085,847
NOC 1.85 11/15/2015	890,000	1.85	852,819
NWSA 6.15 03/01/2037	835,000	6.15	885,442
NWSA 6.65 11/15/2037	805,000	6.65	892,711
OPIC 05/02/2013	2,000,000	—	1,998,540
PCG 5.63 11/30/2017	1,525,000	5.63	1,724,247
PEP 6.95 03/15/2014	735,000	6.95	866,766
PEP 6.95 03/15/2014	750,000	6.95	869,108
PM 6.88 03/17/2014	735,000	6.88	861,546
PX 4.38 03/31/2014	1,125,000	4.38	1,201,860
RTN 6.40 12/15/2018	735,000	6.40	861,850
SE 8.00 10/10/2019	700,000	8.00	866,782
SUCN 6.10 06/01/2018	1,525,000	6.10	1,753,953
T 4.85 02/15/2014	1,000,000	4.85	1,081,410
T 6.30 01/15/2038	800,000	6.30	866,256
TELEFO 2.58 04/26/2013	1,725,000	2.58	1,726,659
TITIM 4.95 09/30/2014	830,000	4.95	860,754
TMO 3.20 05/01/2015	415,000	3.20	426,792
TOTAL 3.00 06/24/2015	1,625,000	3.00	1,657,132
TRV 5.75 12/15/2017	775,000	5.75	863,385

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2010

Description	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS(3) (Continued)
Corporate (Continued)
TWC 7.30 07/01/2038	725,000	7.30	872,233
TWC 8.25 02/14/2014	725,000	8.25	862,283
TWX 3.15 07/15/2015	835,000	3.15	855,518
UNP 5.45 01/31/2013	780,000	5.45	856,580
UPS 3.88 04/1/2014	500,000	3.88	532,710
VZ 5.50 04/01/2017	775,000	5.50	867,101
WFC 4.88 02/01/2015	800,000	4.88	865,122
WFC 4.95 10/16/2013	2,385,000	4.95	2,578,930
WMT 3.20 05/15/2014	1,200,000	3.20	1,255,116
WSTP 3.00 12/09/2015	1,725,000	3.00	1,716,070
XEL 5.50 04/01/2014	1,200,000	5.50	1,329,816
YALUNI 2.90 10/15/2014	620,000	2.90	639,487

			116,982,707

Mortgage Pass-Through—8.0%
FG G04774 01/01/2038	5,839,758	3.50	6,020,790
FH 1J1467 12/01/2036	1,889,745	3.50	2,003,073
FH 1J1516 02/01/2037	3,580,532	3.50	3,838,366
FH 1N0273 08/01/2036	961,767	3.50	1,011,255
FN 791030 07/01/2034	1,742,068	3.50	1,824,294
FN AD5117 12/01/2025	816,443	3.50	824,225
FN AD8785 12/01/2025	415,000	3.50	418,955
FN AD9144 08/01/2025	371,736	3.50	375,280
FN AD9747 12/01/2025	811,849	3.50	819,587
FN AD9751 12/01/2025	725,047	3.50	731,958

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2010

Description	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS(3) (Continued)
Mortgage Pass-Through (Continued)
FN AE1016 10/01/2025	10,369	3.50	10,467
FN AE2517 12/01/2025	235,976	3.50	238,225
FN AE4180 10/01/2025	12,689	3.50	12,810
FN AE4967 10/01/2025	22,350	3.50	22,563
FN AE4992 11/01/2025	61,141	3.50	61,724
FN AE5080 09/01/2025	27,675	3.50	27,939
FN AE5304 09/01/2025	1,451	3.50	1,465
FN AE6134 10/01/2025	165,550	3.50	167,128
FN AE7078 12/01/2025	1,012,883	3.50	1,022,537
FN AE7090 12/01/2025	33,110	3.50	33,426
FN AE7106 01/01/2026	501,701	3.50	506,483
FN AE7207 11/01/2025	228,131	3.50	230,305
FN AE7219 12/01/2025	11,258	3.50	11,366
FN AE7256 01/01/2026	381,672	3.50	385,310
FN AE7868 12/01/2025	863,930	3.50	872,164
FN AE9210 11/01/2025	219,258	3.50	221,348
FN AE9267 01/01/2026	715,590	3.50	722,410
FN AH0287 12/01/2025	156,320	3.50	157,810
FN AH0376 12/01/2025	153,151	3.50	154,611
FN AH0562 01/01/2026	678,449	3.50	684,915
FN AH0634 01/01/2026	1,675,976	3.50	1,691,950
FN AH0844 12/01/2025	8,344	3.50	8,424
FN AH0969 12/01/2025	738,452	3.50	745,491
FN AH1748 11/01/2025	33,605	3.50	33,925
FN AH2436 12/01/2025	662,894	3.50	669,212

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2010

Description	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS(3) (Continued)
Mortgage Pass-Through (Continued)
FN AH2438 01/01/2026	200,000	3.50	201,906
FN MA0546 10/01/2025	193,551	3.50	195,395
FN MA0583 12/01/2040	24,953,815	4.00	24,856,717
FN MA0617 01/01/2026	735,357	3.50	742,366
FNR 2004-83 AB 07/25/2030	3,548,275	4.50	3,683,535
FNR 2005-8 CA 10/25/2023	1,610,578	5.00	1,679,221
FNR 2008-80 ME 05/25/2032	545,000	5.00	580,643
FNR 2005-100 BA 04/25/2024	3,564,463	5.50	3,783,624
FNR 2006-64 PB 09/25/2033	6,993,000	5.50	7,519,643

			69,804,841

US Treasury—49.7%
US Treasury Bill 01/13/2011	100,000	0.13	99,999
US Treasury Bill 05/26/2011	19,100,000	0.17	19,089,380
US Treasury Bill 06/02/2011	100,000	0.17	99,940
US Treasury Bill 06/16/2011	40,000,000	0.19	39,970,480
US Treasury Note 1.00 12/31/2011	18,250,000	1.00	18,368,990
US Treasury Note 0.75 05/31/2012	44,855,000	0.75	45,091,356
US Treasury Note 0.75 05/31/2012	133,000,000	0.75	133,634,410
US Treasury Note 0.50 11/30/2012	3,465,000	0.50	3,462,053
US Treasury Note 2.75 10/31/2013	29,295,000	2.75	30,794,025
US Treasury Note 0.75 12/15/2013	12,907,570	0.75	12,907,570
US Treasury Note 2.13 05/31/2015	6,800,000	2.13	6,908,392
US Treasury Note 1.88 06/30/2015	12,500,000	1.88	12,549,750
US Treasury Note 2.00 11/30/2015	39,500,000	2.00	40,666,435

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2010

Description	Principal/ Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS(3) (Continued)
US Treasury (Continued)
US Treasury Note 2.13 12/31/2015	40,000,000	2.13	40,218,760
US Treasury Bond 8.88 08/15/2017	15,380,000	8.88	21,878,549
US Treasury Bond 3.88 08/15/2040	7,970,000	3.88	7,459,972

			433,200,061

Collective Investment Funds—7.6%
Northern Trust Global Investments -
Government Short Term Investment Fund(4)	65,767,153		65,767,153

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS			871,972,224	—	(13,631,391)	858,340,833

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2010

Description	Units	Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract ($)	Investments at Contract Value ($)
SHORT TERM INVESTMENTS—(11.84%)
Northern Trust Global Investments - Government Short Term Investment Fund(4)	117,393,773		117,393,773

(Cost $117,393,773)
TOTAL INVESTMENTS (100%)			$989,365,997	$—	$(13,631,391)	$975,734,606

(1)	Variable rate contract. Rate disclosed is as of December 31, 2010.
(2)	Synthetic guaranteed investment contract. A synthetic guaranteed investment contract holds multiple underlying securities and provides for a crediting rate, with periodic resets, based on the actual performance of the underlying securities. This contract structure does not have a stated maturity date.
(3)	Represents underlying securities for the synthetic guaranteed investment contracts.
(4)	Northern Trust Company collective investment funds advised by Northern Trust Investments, Inc.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Assets and Liabilities

	December 31, 2010		December 31, 2009
Assets
Investments, at value (cost $379,530,896 and $298,803,384, respectively)	$377,219,613	(a)	$298,112,622	(b)
Investments in affiliated issuer, at value (cost $0 and $23,955,522, respectively)	—		23,610,139
Investments in collective investment funds, at value (cost $29,724,352 and $0, respectively)	29,486,260		—
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $811,652 and $0 and units of 811,652 and 0, respectively)	811,652		—
Foreign currency, at value (cost $377,392 and $261,907, respectively)	384,300		262,126
Cash	—		24,084
Deposit with broker for open futures contracts	—		18,000
Deposit with broker for open swap contracts	1,010,000		140,000
Deposit with broker for investments sold on a delayed delivery basis	653,000		—
Receivable for investments sold on delayed delivery basis	88,944,496		116,407,500
Receivable for investments sold	64,515,525		587,169
Receivable for fund units sold	—		5,209,683
Interest and dividends receivable	2,615,814		2,645,949
Receivable for futures variation margin	2,800		—
Unrealized appreciation of forward currency exchange contracts	80,308		111,827
Tax reclaims receivable	—		12,766
Interest receivable for closed swap contracts	—		128
Swap contracts, at value (cost $0 and $5,066, respectively)	—		74,447
Swap premiums paid	47,124		—
Unrealized appreciation on swap agreements	388,862

Total assets	566,159,754		447,216,440

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $20,061,562 and $0, respectively)	20,012,349		—
Due to custodian	6,657		—
Payable for cash collateral received on securities loaned	29,724,352		21,790,756
Payable for investments purchased on a delayed delivery basis	115,200,156		21,248,984
Payable for investments purchased	18,097,210		13,842,948
Payable for fund units redeemed	760,491		167,494
Swap contracts, at value (proceeds $0 and $97,228, respectively)	—		233,933
Swap premiums received	29,823		—
Unrealized depreciation on swap agreements	292,117		—
Due to broker for open forward currency exchange contracts	—		881,000
Due to broker for open swap contracts	813,000		310,000
Due to broker for investments purchased on a delayed delivery basis	936,250		1,976,250
Payable for futures variation margin	—		73,925
Unrealized depreciation of forward currency exchange contracts	738,989		863
Investment advisory fee payable	89,288		89,967
ING—program fee payable	173,257		165,454
Trustee, management and administration fees payable	30,100		31,786
ABA Retirement Funds—program fee payable	24,484		23,632
Other accruals	79,517		132,954

Total liabilities	187,008,040		60,969,946

Net Assets (equivalent to $25.61 and $24.09 per unit based on 14,807,254 and 16,032,577 units outstanding, respectively)	$379,151,714		$386,246,494

(a)	Includes securities on loan with a value of $29,129,396 (See Note 6).
(b)	Includes securities on loan with a value of $21,352,312 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Operations

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Investment income
Dividends (net of foreign tax expense of $26, $691 and $12,752, respectively)	$119,454	$209,487	$401,846
Interest	12,738,739	18,986,861	24,077,067
Securities lending income, net	59,996	70,694	129,861

Total investment income	12,918,189	19,267,042	24,608,774

Expenses
ING—program fee	2,044,802	1,333,017	—
State Street Bank and Trust Company—program fee	—	494,388	1,519,742
Trustee, management and administration fees	369,596	415,733	441,664
Investment advisory fee	1,064,767	1,062,238	1,198,251
ABA Retirement Funds—program fee	287,093	240,863	199,210
Legal and audit fees	181,684	226,489	118,826
Compliance consultant fees	129,642	147,478	106,379
Reports to unitholders	54,026	151,932	57,304
Registration fees	52,195	28,620	15,404
Other fees	38,406	116,826	68,125

Total expenses	4,222,211	4,217,584	3,724,905

Net investment income (loss)	8,695,978	15,049,458	20,883,869

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	13,226,400	(6,928,238)	20,951,936
Foreign currency transactions	(294,793)	(783,073)	362,254
Futures contracts	3,428,190	10,880,883	3,702,409
Swap contracts	698,074	(8,429,358)	(2,578,950)
Written options	—	—	3,538,373

Net realized gain (loss)	17,057,871	(5,259,786)	25,976,022

Change in net unrealized appreciation (depreciation) on:
Investments	(1,440,881)	11,931,317	(18,149,691)
Foreign currency transactions	(739,185)	625,803	(893,427)
Futures contracts	(338,304)	(8,155,101)	3,999,333
Swap contracts	206,218	21,070,534	(22,102,551)

Change in net unrealized appreciation (depreciation)	(2,312,152)	25,472,553	(37,146,336)

Net realized and unrealized gain (loss)	14,745,719	20,212,767	(11,170,314)

Net increase (decrease) in net assets resulting from operations	$23,441,697	$35,262,225	$9,713,555

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
From operations
Net investment income (loss)	$8,695,978	$15,049,458	$20,883,869
Net realized gain (loss)	17,057,871	(5,259,786)	25,976,022
Change in net unrealized appreciation (depreciation)	(2,312,152)	25,472,553	(37,146,336)

Net increase (decrease) in net assets resulting from operations	23,441,697	35,262,225	9,713,555

From unitholder transactions
Proceeds from units issued	55,643,917	61,429,511	162,645,169
Cost of units redeemed	(86,180,394)	(109,168,920)	(257,996,679)

Net increase (decrease) in net assets from unitholder transactions	(30,536,477)	(47,739,409)	(95,351,510)

Net increase (decrease) in net assets	(7,094,780)	(12,477,184)	(85,637,955)
Net Assets
Beginning of year	386,246,494	398,723,678	484,361,633

End of year	$379,151,714	$386,246,494	$398,723,678

Number of units
Outstanding-beginning of year	16,032,577	18,136,087	22,558,121
Issued	2,209,221	2,667,799	7,381,564
Redeemed	(3,434,544)	(4,771,309)	(11,803,598)

Outstanding-end of year	14,807,254	16,032,577	18,136,087

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2010	2009	2008	2007	2006
Investment income†	$0.84	$1.14	$1.21	$1.06	$0.96
Expenses†,††	(0.27)	(0.25)	(0.18)	(0.16)	(0.16)

Net investment income (loss)	0.57	0.89	1.03	0.90	0.80
Net realized and unrealized gain (loss)	0.95	1.21	(0.51)	0.69	(0.08)

Net increase (decrease) in unit value	1.52	2.10	0.52	1.59	0.72
Net asset value at beginning of year	24.09	21.99	21.47	19.88	19.16

Net asset value at end of year	$25.61	$24.09	$21.99	$21.47	$19.88

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	1.09%	1.09%	0.84%	0.81%	0.84%
Ratio of net investment income (loss) to average net assets	2.24%	3.88%	4.73%	4.42%	4.14%
Portfolio turnover	1,164%	1,422%	806%	489%	389%
Total return	6.31%	9.55%	2.42%	8.00%	3.76%
Net assets at end of year (in thousands)	$379,152	$386,246	$398,724	$484,362	$457,719

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2010

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES—1.2%
Collateralized Mortgage Obligations (CMO)—1.2%
Bear Stearns Adjustable Rate Mortgage Trust 5.66% 2/25/2033(a)	$64,594	$64,358
Bear Stearns Alt-A Trust 2.88% 5/25/2035(a)	755,487	631,709
Bear Stearns Second Lien Trust 0.48% 12/25/2036(a)(b)	691,209	558,829
Credit Suisse First Boston Mortgage Securities Corp. 2.03% 5/25/2032(a)	11,031	10,938
FHLMC Structured Pass Through Securities 1.74% 7/25/2044(a)	2,243,809	2,192,855
Merrill Lynch Mortgage Investors Trust 0.47% 2/25/2036(a)	633,488	485,542
Residential Funding Mortgage Securities I 6.50% 3/25/2032	56,638	58,189
Salomon Brothers Mortgage Securities VII, Inc. 0.76% 5/25/2032(a)(b)	61,188	55,692
WaMu Mortgage Pass Through Certificates 0.55% 7/25/2045(a)	477,295	412,695
Washington Mutual MSC Mortgage Pass-Through Certificates 2.77% 2/25/2033(a)	7,530	6,959

		4,477,766

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $4,904,949)		4,477,766

U.S. GOVERNMENT & AGENCY OBLIGATIONS—66.4%
AGENCY MORTGAGE BACKED SECURITIES—44.6%
Federal Home Loan Mortgage Corp. (FHLMC)—7.3%
FHLMC
3.50% 11/1/2040(c)	20,999,991	20,033,299
4.50% 12/15/2018	7,000,000	6,948,592
7.00% 9/1/2037	193,837	217,365
7.50% 7/1/2021—9/1/2032	420,085	482,218
8.00% 11/1/2029—6/1/2031	125,661	146,947
8.50% 3/1/2030—10/1/2030	35,515	41,872
9.50% 4/15/2020	5,013	5,476
10.00% 9/1/2017—11/1/2020	18,259	20,929
10.50% 12/1/2020—2/1/2021	3,527	4,054
11.00% 9/1/2020	2,155	2,519

		27,903,271

Federal National Mortgage Association (FNMA)—37.1%
FNMA
1.55% 4/1/2032(a)	79,931	82,198
3.50% 12/31/2049(c)	7,000,000	7,048,125
4.00% 1/1/2019—1/1/2041(c)	86,893,777	87,781,121
4.50% 2/1/2039—12/31/2040(c)	36,964,593	37,981,273
5.00% 8/1/2020—1/1/2021	698,059	745,724
5.50% 1/1/2038—5/1/2039	881,650	943,993
6.00% 8/1/2012—8/1/2037	3,405,767	3,705,259
7.00% 8/1/2030—6/1/2032	731,516	837,369
7.50% 3/1/2030—2/1/2032	174,675	200,477
8.00% 5/1/2029—4/1/2032	466,896	535,895
8.50% 9/25/2020—1/1/2031	610,951	709,911

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2010

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA) (Continued)
9.50% 4/1/2030	$72,449	$86,554
10.00% 5/1/2022—11/1/2024	44,310	50,400
10.50% 10/1/2018	6,237	7,112
11.00% 9/1/2019	9,850	11,334
11.50% 11/1/2019	1,767	2,052

		140,728,797

Government National Mortgage Association (GNMA)—0.2%
GNMA
2.63% 7/20/2025-9/20/2027(a)	68,706	70,354
3.13% 10/20/2025-12/20/2027(a)	42,064	43,197
3.38% 2/20/2025-5/20/2025(a)	93,269	96,212
9.00% 12/15/2017	24,350	27,815
9.50% 12/15/2017—12/15/2021	61,669	70,500
10.00% 3/15/2018—2/15/2025	223,031	258,179
10.50% 9/15/2015—3/15/2020	36,343	41,009
11.00% 9/15/2015—2/15/2025	30,894	33,330

		640,596

U. S. GOVERNMENT OBLIGATIONS—21.8%
U. S. Treasury Bonds—11.3%
United States Treasury Bonds
3.88% 8/15/2040(d)	6,000,000	5,526,564
4.25% 5/15/2039(d)	2,600,000	2,561,406
4.38% 2/15/2038—11/15/2039	3,100,000	3,119,123
6.25% 8/15/2023	800,000	1,005,500
7.25% 8/15/2022(d)	1,400,000	1,892,625
7.50% 11/15/2024	200,000	280,219
8.13% 5/15/2021—8/15/2021	7,900,000	11,229,700
8.50% 2/15/2020(d)	2,000,000	2,861,562
8.75% 5/15/2020—8/15/2020(d)	9,900,000	14,461,193

		42,937,892

U.S. Treasury Inflation Protected Securities—2.4%
United States Treasury Inflation Protected Securities
1.25% 7/15/2020(d)	3,400,000	3,491,133
2.13% 2/15/2040	5,000,000	5,354,955

		8,846,088

U.S. Treasury Notes—8.1%
United States Treasury Notes
0.50% 11/15/2013	600,000	592,265
1.88% 9/30/2017(d)	6,500,000	6,189,729

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2010

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
U.S. GOVERNMENT OBLIGATIONS (Continued)
U.S. Treasury Notes (Continued)
2.25% 11/30/2017(d)	$1,500,000	$1,458,633
2.63% 2/29/2016	1,900,000	1,950,023
2.75% 2/15/2019(d)	400,000	394,844
3.13% 5/15/2019	3,100,000	3,132,696
3.38% 11/15/2019(f)	13,000,000	13,271,167
3.88% 5/15/2018(f)	3,500,000	3,765,783

		30,755,140

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS
(cost $253,449,509)		251,811,784

FOREIGN GOVERNMENT OBLIGATIONS—2.9%
AUSTRALIA—2.9%
Australia Government Bond
4.75%, 6/15/2016	AUD 7,700,000	7,632,473
5.75%, 4/15/2012	AUD 600,000	619,457
6.00%, 2/15/2017	AUD 2,400,000	2,526,667

		10,778,597

GERMANY—0.0%
Bundesrepublik Deutschland
3.75%, 1/4/2019	EUR 100,000	143,297

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $10,001,366)		10,921,894

MUNICIPALS—3.1%
California—0.9%
California State G.O. Unlimited Bonds, Build America Bonds
7.60%, 11/1/2040	1,700,000	1,780,580
California State Various Purpose Taxable G.O. Unlimited Bonds, Build America Bonds
7.50%, 4/1/2034	400,000	413,844
7.55%, 4/1/2039	900,000	936,549
Los Angeles Community College District G.O. Unlimited Bonds, Build America Bonds
6.75%, 8/1/2049	300,000	310,713

		3,441,686

Illinois—1.2%
Chicago Transit Authority Transfer Tax Receipts Revenue Bonds, Series A 6.90%, 12/1/2040	1,600,000	1,601,456
Chicago Transit Authority Transfer Tax Receipts Revenue Bonds, Series B 6.90%, 12/1/2040	1,600,000	1,576,144

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2010

	Principal Amount	Value
MUNICIPALS (Continued)
Illinois (Continued)
Illinois State Taxable G.O. Unlimited Bonds 4.42%, 1/1/2015	$1,400,000	$1,412,306

		4,589,906

Indiana—0.1%
Purdue Indiana University Revenue Bonds, Series W 5.00%, 7/1/2024	500,000	522,340
North Carolina—0.9%
North Carolina Infrastructure Finance Corp Tax Improvement COP, Series A 5.00%, 5/1/2025	3,300,000	3,406,359

TOTAL MUNICIPALS (cost $11,634,379)		11,960,291

BANK LOANS—1.7%
Consumer, Cyclical—0.2%
Allison Transmission, Inc. 0.00%, 8/17/14(a)	551,620	538,405

Consumer, Non-cyclical—0.5%
Community Health Systems, Inc.
0.00%, 7/25/14(a)	862,698	840,376
0.00%, 7/25/14	44,430	43,280
0.00%, 7/25/14	433,723	431,702
HCA, Inc. 0.00%, 11/17/13(a)	630,983	624,121

		1,939,479

Financial—0.3%
International Lease Finance Corp.
0.00%, 2/23/15	600,000	608,893
0.00%, 3/5/16	500,000	507,410

		1,116,303

Utilities—0.7%
Texas Competitive Electric Holdings Co. LLC 0.00%, 10/10/14(a)	3,588,722	2,763,724

TOTAL BANK LOANS (cost $6,947,021)		6,357,911

CONVERTIBLE BONDS—0.3%
FINANCIAL—0.3%
Banks—0.3%
US Bancorp 0.00%, 9/20/2036(a)	1,300,000	1,290,250

TOTAL CONVERTIBLE BONDS (cost $1,253,598)		1,290,250

CORPORATE BONDS—23.4%
BASIC MATERIALS—0.6%
Iron/Steel—0.6%
Steel Dynamics, Inc. 7.38%, 11/1/2012	2,000,000	2,110,000

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2010

	Principal Amount	Value
CORPORATE BONDS (Continued)
COMMUNICATIONS—1.4%
Media—1.0%
CSC Holdings LLC 8.50%, 6/15/2015	$3,500,000	$3,797,500

Telecommunications—0.4%
Qwest Corp. 6.50%, 6/1/2017	1,500,000	1,627,500

		5,425,000

CONSUMER, CYCLICAL— 0.0%
Retail—0.0%
CVS Pass-Through Trust 6.20%, 10/10/2025(b)	55,908	58,525

ENERGY—1.3%
Coal—0.1%
Peabody Energy Corp. 7.88%, 11/1/2026	200,000	217,000

Oil & Gas—1.1%
EOG Resources, Inc. 1.03%, 2/3/2014(a)	3,900,000	3,903,424
Ras Laffan Liquefied Natural Gas Co. Ltd. 8.29%, 3/15/2014(b)	178,500	197,028

		4,100,452

Pipelines—0.1%
El Paso Corp. 7.00%, 5/15/2011(d)	450,000	457,749

		4,775,201

FINANCIAL—20.1%
Banks—13.7%
American Express Centurion Bank 6.00%, 9/13/2017	4,100,000	4,569,048
Barclays Bank PLC
6.05%, 12/4/2017(b)	3,000,000	3,077,409
5.45%, 9/12/2012	2,000,000	2,143,346
Citigroup, Inc.
6.13%, 11/21/2017(d)	900,000	986,297
2.29%, 8/13/2013(a)	2,500,000	2,542,263
Dexia Credit Local SA
2.00%, 3/5/2013(b)	7,400,000	7,441,721
2.75%, 4/29/2014(b)	500,000	507,216
Fortis Bank Nederland NV 1.51%, 6/10/2011(a)	900,000	1,204,992
Goldman Sachs Group (The), Inc.
0.75%, 3/22/2016(a)	1,600,000	1,511,122
6.75%, 10/1/2037	200,000	204,479
6.25%, 9/1/2017(d)	6,500,000	7,173,082
JPMorgan Chase & Co.
6.30%, 4/23/2019	1,400,000	1,593,557
4.95%, 3/25/2020(d)	1,400,000	1,437,198
Lloyds TSB Bank PLC
1.18%, 6/9/2011(a)	700,000	936,328
4.38%, 1/12/2015(b)	3,300,000	3,299,248
5.80%, 1/13/2020(b)	500,000	493,682

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2010

	Principal Amount	Value
CORPORATE BONDS (Continued)
FINANCIAL (Continued)
Banks (Continued)
12.00%, 12/31/2049(a)(b)	$3,800,000	$4,104,000
Morgan Stanley
0.59%, 1/9/2014(a)	400,000	385,962
5.55%, 4/27/2017	4,400,000	4,583,920
6.00%, 4/28/2015(d)	2,100,000	2,274,306
NIBC Bank NV 3.63%, 12/19/2011	400,000	547,718
Wachovia Bank NA 0.63%, 3/15/2016(a)	300,000	281,051
Wells Fargo & Co. 7.98%, 3/15/2018(a)(d)	600,000	633,000

		51,930,945

Diversified Financial Services—4.6%
Bear Stearns (The) Cos. LLC
5.70%, 11/15/2014	900,000	988,874
6.40%, 10/2/2017	400,000	456,016
7.25%, 2/1/2018	900,000	1,066,556
Ford Motor Credit Co. LLC 7.00%, 10/1/2013(d)	3,600,000	3,859,560
International Lease Finance Corp. 5.75%, 6/15/2011	900,000	904,500
Lease Plan Corp. NV 3.13%, 2/10/2012	300,000	409,526
Lehman Brothers Holdings, Inc.
5.63%, 1/24/2013(e)	5,300,000	1,298,500
6.88%, 5/2/2018(e)	2,300,000	569,250
Merrill Lynch & Co., Inc.
5.00%, 1/15/2015	3,500,000	3,644,529
6.40%, 8/28/2017	4,100,000	4,334,811

		17,532,122

Insurance—1.8%
American International Group, Inc.
5.85%, 1/16/2018	1,400,000	1,443,599
8.25%, 8/15/2018	4,600,000	5,299,503

		6,743,102

		76,206,169

TOTAL CORPORATE BONDS (cost $89,516,406)		88,574,895

CONVERTIBLE PREFERRED STOCK—0.4%
FINANCIAL—0.4%
Banks—0.4%
Wells Fargo & Co. 7.50%, 12/31/2049	1,500	1,500,825

TOTAL CONVERTIBLE PREFERRED STOCK (cost $1,500,000)		1,500,825

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2010

	Principal Amount	Value
SHORT-TERM INVESTMENTS—0.1%
U.S. GOVERNMENT & AGENCY OBLIGATIONS—0.1%
U.S. Treasury Bills—0.1%
U.S. Treasury Bill 0.12%, 1/13/11(d)(f)	$324,000	$323,997

TOTAL SHORT-TERM INVESTMENTS (cost $323,668)		323,997

INVESTMENT FUNDS—8.0%
Affiliated Funds—0.2%
Northern Trust Global Investments - Collective Short-Term Investment Fund(g)	811,652	811,652
Cash Collateral Pool—7.8%
ABA Members Collateral Fund(h)	29,724,353	29,486,260

TOTAL INVESTMENT FUNDS (cost $30,536,004)		30,297,912

TOTAL INVESTMENTS—107.5% (cost $410,066,900)		407,517,525

SECURITY SOLD, NOT YET PURCHASED—(5.3)%
AGENCY MORTGAGE BACKED SECURITIES—(5.3)%
Federal Home Loan Mortgage Corp. (FHLMC)—(5.3)%
FHLMC
3.50%, 12/15/2039(c)	(21,000,000)	(20,012,349)

TOTAL SECURITY SOLD, NOT YET PURCHASED (proceeds ($20,061,562))		(20,012,349)

TOTAL NET INVESTMENTS—102.2% (cost $390,005,338)		387,505,176
Liabilities Less Other Assets—(2.2)%		(8,353,462)

NET ASSETS—100.0%		$379,151,714

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration normally to qualified institutional investors.
(c)	When Issued Security.
(d)	All or a portion of security is on loan.
(e)	Issuer has defaulted on terms of debt obligation.
(f)	Security pledged as collateral to cover margin requirements for open futures contracts.
(g)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
(h)	Represents security purchased with cash collateral received for securities on loan.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2010

At December 31, 2010, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar Futures	47	$11,707,113	March 2011	$2,538
90 Day Eurodollar Futures	65	16,190,687	March 2011	(813)

				$1,725

As of December 31, 2010, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Chase Manhattan	Brazilian Real	393,075	$230,272	03/02/11	$3,402
Purchase	Morgan Stanley	Mexican Peso	1,924,572	145,685	02/22/11	9,562
Sale	Chase Manhattan	Euro	2,615,000	3,561,682	01/06/11	67,344
Sale	Bank of America	Australian Dollar	11,025,000	10,495,800	01/28/11	(737,384)
Sale	Morgan Stanley	Mexican Peso	1,879,425	150,000	02/22/11	(1,605)

						$(658,681)

At December 31, 2010, the Bond Core Plus Fund held the following interest rate swap contracts:

			Rate Type
Notional Amount	Swap Counterparty (a)	Termination Date	Floating Rate (b)	Fixed Rate	Market Value	Premiums Paid/ (Received)	Unrealized Appreciation/ (Depreciation)
3,908,759 BRL	Morgan Stanley Capital Services Inc.	01/02/2012	CDI-Brazil	10.115%	$(206,037)	$(16,735)	$(189,301)
2,547,544 BRL	UBS Ag	01/02/2012	CDI-Brazil	10.575%	(62,851)	(9,130)	(53,721)
621,657 BRL	UBS Ag	01/02/2012	CDI-Brazil	11.020%	6,395	—	6,395
13,254,914 BRL	Merrill Lynch Capital Services, Inc.	01/02/2014	CDI-Brazil	11.860%	(19,728)	29,366	(49,095)
6,233,423 BRL	Barclays Bank PLC	01/02/2014	CDI-Brazil	11.990%	70,435	2,627	67,808
4,605,045 BRL	Morgan Stanley Capital Services Inc.	01/02/2013	CDI-Brazil	12.590%	79,373	7,254	72,119
15,910,274 BRL	Credit Suisse First Boston International	01/02/2013	CDI-Brazil	12.480%	235,220	(3,958)	239,177
1,455,962 BRL	Barclays Bank PLC	01/02/2013	CDI-Brazil	11.910%	11,239	7,877	3,363

					$114,046	$17,301	$96,745

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI—Brazil is the interbank lending rate of Brazil as published by the Central Bank of Brazil.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2010		December 31, 2009
Assets
Investments, at value (cost $615,029,284 and $560,810,404, respectively)	$770,762,769	(a)	$685,748,034	(b)
Investments in collective investment funds, at value (cost $97,823,074 and $235,246,370, respectively)	98,849,450		240,281,755
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $11,753,747 and $0 and units of 11,753,747 and 0, respectively)	11,753,747		—
Cash	—		34,484
Receivable for investments sold	2,268,053		5,424,512
Receivable for fund units sold	—		328,659
Interest and dividends receivable	915,063		847,306
Tax reclaims receivable	28,085		24,859

Total assets	884,577,167		932,689,609

Liabilities
Due to custodian	2,141		—
Payable for cash collateral received on securities loaned	74,079,560		113,688,207
Payable for investments purchased	692,830		833,102
Payable for fund units redeemed	2,047,339		5,462,587
Investment advisory fee payable	191,636		325,053
ING—program fee payable	343,228		349,473
Trustee, management and administration fees payable	59,617		69,935
ABA Retirement Funds—program fee payable	48,480		49,871
Other accruals	176,617		275,431

Total liabilities	77,641,448		121,053,659

Net Assets (equivalent to $14.03 and $12.15 per unit based on 57,526,392 and 66,821,577 units outstanding, respectively)	$806,935,719		$811,635,950

(a)	Includes securities on loan with a value of $72,424,395 (See Note 6).
(b)	Includes securities on loan with a value of $111,134,684 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Operations

	For the year ended December 31, 2010	For the period July 2, 2009(a) to December 31, 2009
Investment income
Dividends (net of foreign tax expense of $55,246 and $18,551, respectively)	$12,355,172	$4,944,198
Interest	27,529	—
Interest—affiliated issuers	9,532	—
Securities lending income, net	153,196	154,894

Total investment income	12,545,429	5,099,092

Expenses
ING—program fee	4,025,907	2,053,047
Trustee, management and administration fees	726,624	406,879
Investment advisory fee	2,123,116	871,145
ABA Retirement Funds—program fee	567,904	291,360
State Street Global Markets—transition management	—	318,563
Legal and audit fees	361,928	273,417
Compliance consultant fees	258,820	158,848
Reports to unitholders	109,871	92,004
Registration fees	102,581	38,533
Other fees	75,817	163,553

Total expenses	8,352,568	4,667,349

Net investment income (loss)	4,192,861	431,743

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	82,459,296	(1,368,281)
Investments—affiliated issuers	—	24,566,786
Foreign currency transactions	—	(46)

Net realized gain (loss)	82,459,296	23,198,459

Change in net unrealized appreciation (depreciation) on:
Investments	26,786,846	129,973,015
Foreign currency transactions	3	27

Change in net unrealized appreciation (depreciation)	26,786,849	129,973,042

Net realized and unrealized gain (loss)	109,246,145	153,171,501

Net increase (decrease) in net assets resulting from operations	$113,439,006	$153,603,244

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the period July 2, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$4,192,861	$431,743
Net realized gain (loss) from investments and foreign currency transactions	82,459,296	23,198,459
Change in net unrealized appreciation (depreciation)	26,786,849	129,973,042

Net increase (decrease) in net assets resulting from operations	113,439,006	153,603,244

From unitholder transactions
Proceeds from units issued	42,850,564	773,222,274
Cost of units redeemed	(160,989,801)	(115,189,568)

Net increase (decrease) in net assets from unitholder transactions	(118,139,237)	658,032,706

Net increase (decrease) in net assets	(4,700,231)	811,635,950
Net Assets
Beginning of period	811,635,950	—

End of period	$806,935,719	$811,635,950

Number of units
Outstanding-beginning of period	66,821,577	—
Issued	3,464,360	77,536,006
Redeemed	(12,759,545)	(10,714,429)

Outstanding-end of period	57,526,392	66,821,577

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2010	For the period July 2, 2009(a) to December 31, 2009
Investment income†	$0.20	$0.07
Expenses†,††	(0.14)	(0.07)

Net investment income (loss)	0.06	—
Net realized and unrealized gain (loss)	1.82	2.15

Net increase (decrease) in unit value	1.88	2.15
Net asset value at beginning of period	12.15	10.00

Net asset value at end of period	$14.03	$12.15

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.08%	1.17%
Ratio of net investment income (loss) to average net assets*	0.54%	0.11%
Portfolio turnover**,†††	118%	68%
Total return**	15.47%	21.50%
Net assets at end of period (in thousands)	$806,936	$811,636

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects pur-chases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK—95.5%
BASIC MATERIALS—3.1%
Chemicals—1.7%
E.I. du Pont de Nemours & Co.(a)	137,100	$6,838,548
Monsanto Co.(a)	56,301	3,920,802
Potash Corp. of Saskatchewan, Inc.	17,100	2,647,593

		13,406,943

Mining—1.4%
Freeport-McMoRan Copper & Gold, Inc.	72,600	8,718,534
Newmont Mining Corp.	48,800	2,997,784

		11,716,318

TOTAL BASIC MATERIALS (cost $16,061,193)		25,123,261

COMMUNICATIONS—11.8%
Internet—4.6%
Amazon.com, Inc.*	67,263	12,107,340
Baidu, Inc. (ADR)*	23,398	2,258,609
eBay, Inc.*	134,900	3,754,267
F5 Networks, Inc.(a)*	28,900	3,761,624
Google, Inc. Class A*	15,229	9,045,569
Priceline.com, Inc.(a)*	12,300	4,914,465
Tencent Holdings Ltd. (ADR)(a)	50,469	1,106,785

		36,948,659

Media—1.9%
Comcast Corp. Class A	295,900	6,500,923
Time Warner Cable, Inc.	63,800	4,212,714
Walt Disney (The) Co.(a)	111,300	4,174,863

		14,888,500

Telecommunications—5.3%
American Tower Corp. Class A*	34,240	1,768,154
AT&T, Inc.	485,700	14,269,866
Cisco Systems, Inc.*	105,676	2,137,826
Juniper Networks, Inc.(a)*	150,277	5,548,227
Motorola Solutions, Inc.*	706,600	6,408,862
QUALCOMM, Inc.	126,552	6,263,058
Verizon Communications, Inc.	186,900	6,687,282

		43,083,275

TOTAL COMMUNICATIONS (cost $70,477,909)		94,920,434

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL—10.7%
Apparel—1.3%
Coach, Inc.(a)	40,361	$2,232,367
NIKE, Inc. Class B	63,161	5,395,213
Polo Ralph Lauren Corp.(a)	22,481	2,493,592

		10,121,172

Auto Manufacturers—1.0%
Bayerische Motoren Werke AG (ADR)	25,875	675,079
Ford Motor Co.(a)*	363,200	6,098,128
General Motors Co.(a)*	43,300	1,596,038

		8,369,245

Lodging—1.1%
Las Vegas Sands Corp.(a)*	101,400	4,659,330
Marriott International, Inc. Class A(a)	63,436	2,635,131
Starwood Hotels & Resorts Worldwide, Inc.(a)	33,100	2,011,818

		9,306,279

Retail—7.3%
AutoZone, Inc.*	20,300	5,533,577
Bed Bath & Beyond, Inc.(a)*	72,500	3,563,375
Best Buy Co., Inc.	153,700	5,270,373
Costco Wholesale Corp.(a)	32,126	2,319,818
CVS Caremark Corp.	184,700	6,422,019
Dollar General Corp.(a)*	55,219	1,693,567
Home Depot, Inc.	109,800	3,849,588
Lowe’s Cos., Inc.	263,600	6,611,088
McDonald’s Corp.	22,211	1,704,916
Phillips-Van Heusen Corp.(a)	15,561	980,499
Staples, Inc.	157,000	3,574,890
Starbucks Corp.	187,991	6,040,151
Target Corp.	36,798	2,212,664
Tiffany & Co.(a)	27,479	1,711,117
Urban Outfitters, Inc.(a)*	6,858	245,585
Wal-Mart Stores, Inc.	127,700	6,886,861

		58,620,088

TOTAL CONSUMER, CYCLICAL (cost $68,499,809)		86,416,784

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL—23.2%
Agriculture—1.7%
Altria Group, Inc.	185,600	$4,569,472
Archer-Daniels-Midland Co.	179,100	5,387,328
Philip Morris International, Inc.	62,200	3,640,566

		13,597,366

Beverages—1.0%
Anheuser-Busch InBev NV (ADR)	37,292	2,129,000
Coca-Cola (The) Co.(a)	66,600	4,380,282
PepsiCo, Inc.	26,839	1,753,392

		8,262,674

Biotechnology—1.9%
Amgen, Inc.(a)*	52,400	2,876,760
Celgene Corp.(a)*	113,597	6,718,127
Gilead Sciences, Inc.*	20,777	752,959
Illumina, Inc.(a)*	63,067	3,994,664
Vertex Pharmaceuticals, Inc.(a)*	36,724	1,286,442

		15,628,952

Commercial Services—1.3%
Mastercard, Inc. Class A	27,062	6,064,865
Visa, Inc. Class A(a)	59,727	4,203,586

		10,268,451

Cosmetics/Personal Care—2.0%
Estee Lauder (The) Cos., Inc. Class A(a)	59,329	4,787,850
Procter & Gamble (The) Co.	180,100	11,585,833

		16,373,683

Food—2.8%
Kraft Foods, Inc. Class A(a)	262,238	8,263,119
Safeway, Inc.(a)	266,700	5,998,083
Unilever PLC (ADR)(a)	50,964	1,573,768
Whole Foods Market, Inc.(a)*	129,096	6,530,967

		22,365,937

Healthcare-Products—2.3%
Baxter International, Inc.	244,400	12,371,528
Johnson & Johnson	96,000	5,937,600

		18,309,128

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Services—2.7%
Covance, Inc.(a)*	57,500	$2,956,075
Humana, Inc.*	99,400	5,441,156
Laboratory Corp. of America Holdings(a)*	50,200	4,413,584
Quest Diagnostics, Inc.(a)	170,100	9,180,297

		21,991,112

Household Products/Wares—1.3%
Fortune Brands, Inc.(a)	75,900	4,572,975
Kimberly-Clark Corp.	92,900	5,856,416

		10,429,391

Pharmaceuticals—6.2%
Abbott Laboratories	16,309	781,364
Allergan, Inc.	53,030	3,641,570
AmerisourceBergen Corp.	186,600	6,366,792
Bristol-Myers Squibb Co.(a)	73,700	1,951,576
Cardinal Health, Inc.	176,400	6,757,884
Express Scripts, Inc.*	50,012	2,703,149
Mead Johnson Nutrition Co.	24,969	1,554,320
Medco Health Solutions, Inc.*	32,838	2,011,984
Merck & Co., Inc.	161,800	5,831,272
Pfizer, Inc.	371,600	6,506,716
Shire PLC (ADR)	26,266	1,901,133
Teva Pharmaceutical Industries Ltd. (ADR)	43,564	2,270,991
Watson Pharmaceuticals, Inc.(a)*	149,200	7,706,180

		49,984,931

TOTAL CONSUMER, NON-CYCLICAL (cost $163,780,254)		187,211,625

DIVERSIFIED—0.0%
Holding Companies-Diversified—0.0%
LVMH Moet Hennessy Louis Vuitton SA (ADR)	9,271	307,334

TOTAL DIVERSIFIED (cost $309,063)		307,334

ENERGY—11.3%
Oil & Gas—8.6%
Apache Corp.(a)	110,255	13,145,704
Chevron Corp.	173,400	15,822,750
ConocoPhillips	236,700	16,119,270
Marathon Oil Corp.	392,800	14,545,384
Occidental Petroleum Corp.	34,746	3,408,582
Transocean Ltd.*	89,900	6,248,949

		69,290,639

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
ENERGY (Continued)
Oil & Gas Services—1.9%
National Oil well Varco, Inc.	165,700	$11,143,325
Schlumberger Ltd.	55,892	4,666,982

		15,810,307

Pipelines—0.8%
Williams (The) Cos., Inc.	256,900	6,350,568

TOTAL ENERGY (cost $67,409,426)		91,451,514

FINANCIAL—9.3%
Banks—5.7%
Bank of America Corp.	516,300	6,887,442
Bank of New York Mellon (The) Corp.	405,900	12,258,180
Fifth Third Bancorp(a)	194,900	2,861,132
Goldman Sachs Group (The), Inc.	40,152	6,751,960
JPMorgan Chase & Co.	187,300	7,945,266
Morgan Stanley	28,186	766,941
US Bancorp	153,000	4,126,410
Wells Fargo & Co.	134,600	4,171,254

		45,768,585

Diversified Financial Services—0.7%
American Express Co.	95,700	4,107,444
Charles Schwab (The) Corp.(a)	96,893	1,657,839

		5,765,283

Insurance—2.9%
Allstate (The) Corp.(a)	332,100	10,587,348
Marsh & McLennan Cos., Inc.(a)	236,300	6,460,442
Travelers (The) Cos., Inc.	109,200	6,083,532

		23,131,322

TOTAL FINANCIAL (cost $66,338,246)		74,665,190

INDUSTRIAL—10.6%
Aerospace & Defense—1.9%
Boeing (The) Co.	24,230	1,581,250
Northrop Grumman Corp.(a)	99,000	6,413,220
United Technologies Corp.	96,137	7,567,905

		15,562,375

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Electrical Components & Equipment—0.7%
Emerson Electric Co.	96,500	$5,516,905

Electronics—1.2%
Agilent Technologies, Inc.(a)*	140,823	5,834,297
Thermo Fisher Scientific, Inc.*	64,242	3,556,437

		9,390,734

Environmental Control—0.8%
Waste Management, Inc.(a)	164,200	6,054,054

Machinery-Construction & Mining—0.7%
Caterpillar, Inc.(a)	57,900	5,422,914

Machinery-Diversified—0.8%
Deere & Co.(a)	79,731	6,621,660

Metal Fabrication/Hardware—0.3%
Precision Castparts Corp.	19,892	2,769,165

Miscellaneous Manufacturing—3.3%
Dover Corp.	112,300	6,563,935
General Electric Co.	565,600	10,344,824
Honeywell International, Inc.	99,900	5,310,684
Ingersoll-Rand PLC(a)	99,201	4,671,375

		26,890,818

Transportation—0.9%
C.H. Robinson Worldwide, Inc.(a)	9,895	793,480
Expeditors International of Washington, Inc.(a)	14,306	781,108
FedEx Corp.(a)	30,800	2,864,708
Union Pacific Corp.	17,587	1,629,611
United Parcel Service, Inc. Class B	12,718	923,072

		6,991,979

TOTAL INDUSTRIAL (cost $63,519,473)		85,220,604

TECHNOLOGY—12.6%
Computers—5.8%
Accenture PLC Class A	36,300	1,760,187
Apple, Inc.*	48,993	15,803,182
Cognizant Technology Solutions Corp. Class A(a)*	71,089	5,210,113
Dell, Inc.*	222,800	3,018,940
Hewlett-Packard Co.	10,080	424,368

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Computers (Continued)
International Business Machines Corp.	77,610	$11,390,044
Net App, Inc.(a)*	129,664	7,126,334
SanDisk Corp.(a)*	49,600	2,473,056

		47,206,224

Office/Business Equipment—0.8%
Xerox Corp.	572,400	6,594,048

Semiconductors—2.6%
Broadcom Corp. Class A	185,889	8,095,466
Intel Corp.	582,200	12,243,666
Marvell Technology Group Ltd.*	16,866	312,864

		20,651,996

Software—3.4%
Intuit, Inc.(a)*	35,600	1,755,080
Microsoft Corp.	238,000	6,644,960
Oracle Corp.	255,188	7,987,384
Red Hat, Inc.(a)*	78,902	3,601,876
Salesforce.com, Inc.(a)*	34,250	4,521,000
VMware, Inc. Class A(a)*	34,507	3,068,017

		27,578,317

TOTAL TECHNOLOGY (cost $76,303,556)		102,030,585

UTILITIES—2.9%
Electric—2.9%
Edison International	171,100	6,604,460
NextEra Energy, Inc.	94,400	4,907,856
Progress Energy, Inc.	139,000	6,043,720
Public Service Enterprise Group, Inc.	184,200	5,859,402

		23,415,438

TOTAL UTILITIES (cost $22,330,355)		23,415,438

TOTAL COMMON STOCK (cost $615,029,284)		770,762,769

INVESTMENT FUNDS—12.2%
Cash Collateral Pool—9.1%
ABA Members Collateral Fund	74,079,560	73,486,183

Collective Investment Fund—3.1%
SSgA Russell 1000 Index Non-Lending Fund	2,071,485	25,363,267

TOTAL INVESTMENT FUNDS (cost $97,823,074)		98,849,450

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2010

	Units	Value
SHORT-TERM INVESTMENTS—1.5%
Affiliated Funds—1.5%
Northern Trust Global Investments-Collective Short-Term Investment Fund(b)	11,753,747	$11,753,747

TOTAL SHORT-TERM INVESTMENTS (cost $11,753,747)		11,753,747

TOTAL INVESTMENTS—109.2% (cost $ 724,606,105)		881,365,966
Liabilities Less Other Assets—(9.2)%		(74,430,247)

NET ASSETS—100.0%		$806,935,719

(a)	All or a portion of security is on loan.
(b)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR—American Depositary Receipt.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2010		December 31, 2009
Assets
Investments, at value (cost $227,724,348 and $231,148,892, respectively)	$292,662,140	(a)	$277,342,396	(b)
Investments in affiliated issuer, at value (cost $0 and $168,948,504, respectively)	—		166,729,954
Investments in collective investment funds, at value (cost $138,560,174 and $0, respectively)	138,034,316		—
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $6,510,912 and $0 and units of 6,510,912 and 0, respectively)	6,510,912		—
Cash	—		31,339
Receivable for investments sold	1,840,260		1,476,462
Receivable for fund units sold	—		144,872
Interest and dividends receivable	258,002		300,916
Tax reclaims receivable	4,109		1,101

Total assets	439,309,739		446,027,040

Liabilities
Due to custodian	—		1,106
Payable for cash collateral received on securities loaned	127,436,357		160,659,953
Payable for investments purchased	912,845		1,490,432
Payable for fund units redeemed	946,349		297,061
Investment advisory fee payable	124,067		123,407
ING—program fee payable	130,216		120,516
Trustee, management and administration fees payable	22,604		23,843
ABA Retirement Funds—program fee payable	18,381		17,148
Other accruals	67,702		94,953

Total liabilities	129,658,521		162,828,419

Net Assets (equivalent to $16.56 and $13.32 per unit based on 18,701,043 and 21,254,601 units outstanding, respectively)	$309,651,218		$283,198,621

(a)	Includes securities on loan with a value of $124,279,421 (See Note 6).
(b)	Includes securities on loan with a value of $156,458,735 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Operations

	For the year ended December 31, 2010	For the period July 2, 2009 (a) to December 31, 2009
Investment income
Dividends (net of foreign tax expense of $1,429 and $4, 207, respectively)	$4,042,195	$2,178,894
Interest	10,438	—
Interest—affiliated issuers	4,084	—
Securities lending income, net	311,429	225,244

Total investment income	4,368,146	2,404,138

Expenses
ING—program fee	1,488,582	714,923
Trustee, management and administration fees	268,874	141,651
Investment advisory fee	1,406,663	681,906
ABA Retirement Funds—program fee	209,946	101,432
State Street Global Markets—transition management	—	111,334
Legal and audit fees	133,957	94,952
Compliance consultant fees	95,817	55,165
Reports to unitholders	40,434	31,951
Registration fees	38,146	13,382
Other fees	27,875	57,335

Total expenses	3,710,294	2,004,031

Net investment income (loss)	657,852	400,107

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	41,743,509	7,006,119
Investments—affiliated issuers	—	1,128,164
Foreign currency transactions	(405)	(10,585)

Net realized gain (loss)	41,743,104	8,123,698

Change in net unrealized appreciation (depreciation) on:
Investments	20,436,980	43,974,954
Foreign currency transactions	(240)	125

Change in net unrealized appreciation (depreciation)	20,436,740	43,975,079

Net realized and unrealized gain (loss)	62,179,844	52,098,777

Net increase (decrease) in net assets resulting from operations	$62,837,696	$52,498,884

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the period July 2, 2009 (a) to December 31, 2009
From operations
Net investment income (loss)	$657,852	$400,107
Net realized gain (loss) from investments and foreign currency transactions	41,743,104	8,123,698
Change in net unrealized appreciation (depreciation)	20,436,740	43,975,079

Net increase (decrease) in net assets resulting from operations	62,837,696	52,498,884

From unitholder transactions
Proceeds from units issued	21,127,031	275,621,690
Cost of units redeemed	(57,512,130)	(44,921,953)

Net increase (decrease) in net assets from unitholder transactions	(36,385,099)	230,699,737

Net increase (decrease) in net assets	26,452,597	283,198,621
Net Assets
Beginning of period	283,198,621	—

End of period	$309,651,218	$283,198,621

Number of units
Outstanding-beginning of period	21,254,601	—
Issued	1,427,545	24,956,782
Redeemed	(3,981,103)	(3,702,181)

Outstanding-end of period	18,701,043	21,254,601

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2010	For the period July 2, 2009(a) to December 31, 2009
Investment income†	$0.22	$0.11
Expenses†,††	(0.19)	(0.09)

Net investment income (loss)	0.03	0.02
Net realized and unrealized gain (loss)	3.21	2.30

Net increase (decrease) in unit value	3.24	2.32
Net asset value at beginning of period	13.32	11.00

Net asset value at end of period	$16.56	$13.32

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.29%	1.44%
Ratio of net investment income (loss) to average net assets*	0.23%	0.29%
Portfolio turnover**,†††	104%	61%
Total return**	24.32%	21.09%
Net assets at end of period (in thousands)	$309,651	$283,199

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK—94.5%
BASIC MATERIALS—4.7%
Chemicals—2.8%
Agrium, Inc.	7,775	$713,356
Albemarle Corp.	4,500	251,010
Ashland, Inc.	6,900	350,934
Cabot Corp.(a)	30,400	1,144,560
CF Industries Holdings, Inc.(a)	5,650	763,598
Eastman Chemical Co.(a)	15,825	1,330,566
Ecolab, Inc.(a)	3,600	181,512
Huntsman Corp.	63,990	998,884
Innophos Holdings, Inc.(a)	32,400	1,168,992
Landec Corp.(a)*	33,140	198,177
Lubrizol Corp.	7,800	833,664
OM Group, Inc.*	9,400	361,994
PolyOne Corp.*	27,900	348,471

		8,645,718

Forest Products & Paper—0.6%
Buckeye Technologies, Inc.	25,000	525,250
Domtar Corp.	8,600	652,912
PH Glatfelter Co.(a)	37,500	460,125
Rayonier, Inc.	6,000	315,120

		1,953,407

Iron/Steel—0.4%
Schnitzer Steel Industries, Inc. Class A(a)	16,400	1,088,796

		1,088,796

Mining—0.9%
Alcoa, Inc.	54,025	831,445
Contango ORE, Inc.*	543	5,699
Globe Specialty Metals, Inc.	29,325	501,164
Horsehead Holding Corp.(a)*	35,942	468,684
Silvercorp Metals, Inc.	71,200	913,496

		2,720,488

TOTAL BASIC MATERIALS (cost $10,364,850)		14,408,409

COMMUNICATIONS—5.5%
Internet—2.0%
Akamai Technologies, Inc.(a)*	10,450	491,672
Ancestry.com, Inc.(a)*	10,500	297,360
Baidu, Inc. (ADR)(a)*	5,800	559,874

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Internet (Continued)
Constant Contact, Inc.(a)*	31,217	$967,415
Ctrip.com International Ltd. (ADR)*	10,250	414,613
DealerTrack Holdings, Inc.(a)*	22,125	444,049
Earthlink, Inc.(a)	23,100	198,660
E-Commerce China Dangdang, Inc. (ADR)(a)*	18,649	504,828
Equinix, Inc.(a)*	3,800	308,788
Shutterfly, Inc.(a)*	11,150	390,585
Symantec Corp.*	25,050	419,337
Terremark Worldwide, Inc.(a)*	41,774	540,973
Youku.com, Inc. (ADR)(a)*	13,347	467,279

		6,005,433

Media—0.9%
CBS Corp. Class B (Non Voting)	31,150	593,408
Discovery Communications, Inc. Class A(a)*	11,800	492,060
DISH Network Corp. Class A*	14,400	283,104
Gannett Co., Inc.(a)	15,900	239,931
Scripps Networks Interactive, Inc. Class A(a)	7,300	377,775
Viacom, Inc. Class B	23,250	920,932

		2,907,210

Telecommunications—2.6%
Acme Packet, Inc.(a)*	4,075	216,627
ADTRAN, Inc.(a)	9,200	333,132
Amdocs Ltd.*	7,100	195,037
Anaren, Inc.(a)*	26,800	558,780
Aruba Networks, Inc.(a)*	20,400	425,952
Atheros Communications, Inc.(a)*	27,160	975,587
Black Box Corp.	10,600	405,874
Ciena Corp.(a)*	24,400	513,620
Cincinnati Bell, Inc.(a)*	163,600	458,080
Crown Castle International Corp.(a)*	8,000	350,640
Harris Corp.	9,100	412,230
Juniper Networks, Inc.(a)*	8,400	310,128
Motorola Solutions, Inc.*	76,675	695,442
NII Holdings, Inc.*	9,500	424,270
Plantronics, Inc.	11,200	416,864
Qwest Communications International, Inc.	92,000	700,120
RF Micro Devices, Inc.(a)*	28,100	206,535

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Telecommunications (Continued)
Symmetricom, Inc.(a)*	21,798	$154,548
USA Mobility, Inc.	18,700	332,299

		8,085,765

TOTAL COMMUNICATIONS (cost $13,476,236)		16,998,408

CONSUMER, CYCLICAL—12.7%
Airlines—0.5%
Alaska Air Group, Inc.(a)*	5,100	289,119
Allegiant Travel Co.	4,575	225,273
Copa Holdings SA Class A	8,017	471,720
Skywest, Inc.(a)	27,900	435,798

		1,421,910

Apparel—1.0%
Columbia Sportswear Co.(a)	19,400	1,169,820
CROCS, Inc.(a)*	23,475	401,892
Gildan Activewear, Inc.(a)*	15,200	433,048
Iconix Brand Group, Inc.(a)*	11,575	223,513
Jones Group (The), Inc.	32,200	500,388
Warnaco Group (The), Inc.(a)*	5,800	319,406

		3,048,067

Auto Manufacturers—0.2%
Navistar International Corp.(a)*	3,600	208,476
Wabash National Corp.(a)*	22,225	263,366

		471,842

Auto Parts & Equipment—1.2%
Autoliv, Inc.(a)	9,700	765,718
Cooper Tire & Rubber Co.(a)	62,200	1,466,676
Lear Corp.*	12,025	1,186,988
Standard Motor Products, Inc.	14,200	194,540
Tenneco, Inc.(a)*	6,300	259,308

		3,873,230

Distribution/Wholesale—1.6%
Beacon Roofing Supply, Inc.(a)*	31,925	570,500
Ingram Micro, Inc. Class A*	8,900	169,901
LKQ Corp.(a)*	57,350	1,302,992
Owens & Minor, Inc.(a)	47,200	1,389,096

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Distribution/Wholesale (Continued)
Titan Machinery, Inc.(a)*	11,329	$218,649
United Stationers, Inc.(a)*	13,700	874,197
Watsco, Inc.	4,000	252,320
WESCO International, Inc.(a)*	4,000	211,200

		4,988,855

Entertainment—0.1%
Shuffle Master, Inc.(a)*	19,900	227,855

		227,855

Home Furnishings—0.7%
Harman International Industries, Inc.(a)*	22,806	1,055,918
Tempur-Pedic International, Inc.(a)*	11,374	455,642
Whirlpool Corp.(a)	6,700	595,161

		2,106,721

Housewares—0.5%
Newell Rubbermaid, Inc.	33,275	604,940
Toro (The) Co.(a)	17,500	1,078,700

		1,683,640

Leisure Time—0.2%
Life Time Fitness, Inc.(a)*	11,573	474,377

		474,377

Lodging—0.4%
Starwood Hotels & Resorts Worldwide, Inc.(a)	7,000	425,460
Wyndham Worldwide Corp.	24,850	744,506

		1,169,966

Retail—6.0%
AerCap Holdings NV*	62,362	880,551
Bed Bath & Beyond, Inc.*	7,300	358,795
Big Lots, Inc.*	12,600	383,796
Bob Evans Farms, Inc.(a)	40,400	1,331,584
Brinker International, Inc.(a)	15,600	325,728
Buffalo Wild Wings, Inc.*	5,463	239,553
Cabela’s, Inc.(a)*	28,225	613,894
CarMax, Inc.(a)*	18,850	600,938
Cash America International, Inc.(a)	37,700	1,392,261
Cheesecake Factory (The), Inc.(a)*	24,650	755,769

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Chico’s FAS, Inc.(a)	13,300	$159,999
Childrens Place Retail Stores (The), Inc.(a)*	6,500	322,660
Cracker Barrel Old Country Store, Inc.(a)	1,800	98,586
Dillard’s, Inc.(a)	200	7,588
Dollar Tree, Inc.(a)*	5,549	311,188
Finish Line (The), Inc. Class A(a)	81,700	1,404,423
Gap (The), Inc.	22,900	507,006
Genesco, Inc.(a)*	7,100	266,179
Jack in the Box, Inc.(a)*	7,700	162,701
Kohl’s Corp.(a)*	7,800	423,852
Macy’s, Inc.	26,150	661,595
MSC Industrial Direct Co. Class A(a)	3,000	194,070
Nu Skin Enterprises, Inc. Class A(a)	15,450	467,517
O’Reilly Automotive, Inc.(a)*	4,900	296,058
PetSmart, Inc.	11,400	453,948
Phillips-Van Heusen Corp.	17,060	1,074,951
RadioShack Corp.(a)	13,700	253,313
Regis Corp.(a)	56,900	944,540
Rue21, Inc.(a)*	21,848	640,365
Signet Jewelers Ltd.*	10,225	443,765
Stage Stores, Inc.(a)	68,500	1,187,790
Starbucks Corp.	12,400	398,412
Stein Mart, Inc.	39,000	360,750
Tiffany & Co.(a)	3,500	217,945
Tractor Supply Co.(a)	3,400	164,866
Urban Outfitters, Inc.(a)*	5,300	189,793
Williams-Sonoma, Inc.(a)	6,850	244,476

		18,741,205

Storage & Warehousing—0.2%
Mobile Mini, Inc.(a)*	38,387	755,840

		755,840

Textiles—0.1%
Unifirst Corp.	4,400	242,220

		242,220

TOTAL CONSUMER, CYCLICAL (cost $30,150,216)		39,205,728

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL—19.2%
Agriculture—0.4%
Archer-Daniels-Midland Co.	29,300	$881,344
Reynolds American, Inc.	13,500	440,370

		1,321,714

Beverages—0.7%
Coca-Cola Enterprises, Inc.	9,400	235,282
Constellation Brands, Inc. Class A(a)*	43,400	961,310
Green Mountain Coffee Roasters, Inc.(a)*	17,973	590,593
Hansen Natural Corp.*	8,300	433,924

		2,221,109

Biotechnology—1.0%
Cubist Pharmaceuticals, Inc.*	9,300	199,020
Dendreon Corp.(a)*	11,800	412,056
Emergent Biosolutions, Inc.(a)*	12,075	283,280
Genzyme Corp.*	8,250	587,400
Human Genome Sciences, Inc.(a)*	13,170	314,631
Illumina, Inc.(a)*	2,700	171,018
United Therapeutics Corp.(a)*	9,200	581,624
Vertex Pharmaceuticals, Inc.(a)*	10,500	367,815

		2,916,844

Commercial Services—6.1%
Advance America Cash Advance Centers, Inc.	60,400	340,656
Alliance Data Systems Corp.(a)*	12,050	855,911
American Public Education, Inc.(a)*	19,053	709,534
Capella Education Co.(a)*	14,245	948,432
CDI Corp.(a)	28,800	535,392
Chemed Corp.(a)	17,480	1,110,155
China Real Estate Information Corp. (ADR)(a)*	34,482	331,027
Convergys Corp.(a)*	38,000	500,460
Corporate Executive Board (The) Co.(a)	8,014	300,926
CoStar Group, Inc.(a)*	7,275	418,749
Deluxe Corp.(a)	38,500	886,270
Forrester Research, Inc.(a)	15,055	531,291
Grand Canyon Education, Inc.(a)*	20,732	406,140
Green Dot Corp. Class A(a)*	9,750	553,215
Hertz Global Holdings, Inc.*	75,175	1,089,286
iSoftstone Holdings Ltd. (ADR)*	12,825	233,030

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Commercial Services (Continued)
MAXIMUS, Inc.(a)	19,700	$1,291,926
Medifast, Inc.(a)*	9,300	268,584
Moody’s Corp.(a)	11,000	291,940
Parexel International Corp.(a)*	16,892	358,617
Resources Connection, Inc.(a)	89,320	1,660,459
Ritchie Bros Auctioneers, Inc.(a)	36,923	851,075
Robert Half International, Inc.(a)	21,200	648,720
Rollins, Inc.(a)	61,590	1,216,402
SEI Investments Co.(a)	25,948	617,303
Solar Cayman Ltd.(b)*	33,700	14,828
Strayer Education, Inc.(a)	4,150	631,713
United Rentals, Inc.(a)*	13,725	312,244
Universal Technical Institute, Inc.(a)	10,105	222,512
VistaPrint NV(a)*	15,920	732,320

		18,869,117

Food—2.0%
Cal-Maine Foods, Inc.(a)	6,000	189,480
Chiquita Brands International, Inc.(a)*	20,600	288,812
ConAgra Foods, Inc.	31,900	720,302
Dean Foods Co.*	46,200	408,408
Del Monte Foods Co.	29,600	556,480
Fresh Del Monte Produce, Inc.(a)	19,400	484,030
Hain Celestial Group (The), Inc.(a)*	16,000	432,960
Kroger (The) Co.	7,900	176,644
Lancaster Colony Corp.(a)	15,200	869,440
Nash Finch Co.(a)	12,900	548,379
Safeway, Inc.(a)	35,300	793,897
United Natural Foods, Inc.(a)*	21,542	790,161

		6,258,993

Healthcare-Products—3.7%
Abaxis, Inc.(a)*	30,324	814,199
Align Technology, Inc.(a)*	26,328	514,449
Angiodynamics, Inc.(a)*	36,875	566,769
Cepheid, Inc.(a)*	61,672	1,403,038
Cooper (The) Cos., Inc.(a)	31,400	1,769,076
Edwards Lifesciences Corp.(a)*	2,600	210,184
Hospira, Inc.*	5,700	317,433

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Products (Continued)
Intuitive Surgical, Inc.(a)*	2,250	$579,938
Kinetic Concepts, Inc.(a)*	4,900	205,212
Masimo Corp.(a)	29,057	844,687
Medtox Scientific, Inc.(a)	10,104	132,362
Meridian Bioscience, Inc.(a)	45,800	1,060,728
NuVasive, Inc.(a)*	33,689	864,123
STERIS Corp.(a)	24,600	896,916
Techne Corp.(a)	8,385	550,643
Volcano Corp.(a)*	17,300	472,463
Zoll Medical Corp.(a)*	6,125	228,034

		11,430,254

Healthcare-Services—1.6%
Aetna, Inc.	11,500	350,865
Bio-Reference Labs, Inc.(a)*	18,710	414,988
DaVita, Inc.*	4,600	319,654
Health Management Associates, Inc. Class A*	94,550	902,007
Health Net, Inc.*	42,450	1,158,460
IPC The Hospitalist Co., Inc.(a)*	20,436	797,208
Mednax, Inc.(a)*	16,930	1,139,220

		5,082,402

Household Products/Wares—0.9%
American Greetings Corp. Class A(a)	23,200	514,112
Ennis, Inc.(a)	41,291	706,076
Tupperware Brands Corp.(a)	34,100	1,625,547

		2,845,735

Pharmaceuticals—2.8%
AmerisourceBergen Corp.	20,650	704,578
Cardiome Pharma Corp.(a)*	49,744	319,356
Catalyst Health Solutions, Inc.(a)*	5,200	241,748
Cephalon, Inc.(a)*	10,000	617,200
Durect Corp.(a)*	101,680	350,796
Endo Pharmaceuticals Holdings, Inc.*	21,700	774,907
Forest Laboratories, Inc.*	13,900	444,522
Ironwood Pharmaceuticals, Inc.(a)*	12,950	134,032
McKesson Corp.	3,200	225,216
Medicis Pharmaceutical Corp. Class A(a)	24,400	653,676
Mylan, Inc.(a)*	36,700	775,471

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Neogen Corp.(a)*	21,764	$892,977
Par Pharmaceutical Cos., Inc.*	16,600	639,266
Perrigo Co.(a)	3,300	208,989
Pozen, Inc.*	46,587	309,804
Salix Pharmaceuticals Ltd.(a)*	8,075	379,202
Shire PLC (ADR)	4,500	325,710
USANA Health Sciences, Inc.(a)*	4,445	193,135
Watson Pharmaceuticals, Inc.(a)*	7,700	397,705

		8,588,290

TOTAL CONSUMER, NON-CYCLICAL (cost $47,696,811)		59,534,458

ENERGY—7.9%
Coal—0.1%
Cloud Peak Energy, Inc.*	19,075	443,112

		443,112

Oil & Gas—6.2%
Atwood Oceanics, Inc.(a)*	12,600	470,862
Berry Petroleum Co. Class A(a)	16,800	734,160
Brigham Exploration Co.(a)*	19,350	527,094
Cabot Oil & Gas Corp.(a)	4,800	181,680
Cimarex Energy Co.	5,000	442,650
Comstock Resources, Inc.(a)*	38,540	946,542
Concho Resources, Inc.(a)*	9,200	806,564
Continental Resources, Inc.(a)*	4,700	276,595
Denbury Resources, Inc.(a)*	10,000	190,900
Diamond Offshore Drilling, Inc.(a)	3,600	240,732
Goodrich Petroleum Corp.(a)*	46,735	824,405
Hess Corp.	14,800	1,132,792
Holly Corp.(a)	19,200	782,784
InterOil Corp.(a)*	5,600	403,592
Murphy Oil Corp.	11,300	842,415
Newfield Exploration Co.*	17,470	1,259,762
Noble Corp.	16,000	572,320
Penn Virginia Corp.(a)	38,400	645,888
Petrohawk Energy Corp.*	53,516	976,667
Plains Exploration & Production Co.(a)*	23,750	763,325
Quicksilver Resources, Inc.(a)*	40,464	596,439
SM Energy Co.(a)	24,300	1,431,999

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
ENERGY (Continued)
Oil & Gas (Continued)
Stone Energy Corp.*	21,900	$488,151
Tesoro Corp.(a)*	33,100	613,674
Ultra Petroleum Corp.(a)*	10,150	484,866
Unit Corp.*	11,300	525,224
Valero Energy Corp.	38,900	899,368
W&T Offshore, Inc.(a)	37,200	664,764
Whiting Petroleum Corp.*	4,125	483,409

		19,209,623

Oil & Gas Services—1.6%
Complete Production Services, Inc.(a)*	9,725	287,374
Core Laboratories NV(a)	9,300	828,165
FMC Technologies, Inc.(a)*	3,400	302,294
Oceaneering International, Inc.(a)*	8,550	629,537
Oil States International, Inc.*	13,625	873,226
RPC, Inc.(a)	29,100	527,292
SEACOR Holdings, Inc.	2,900	293,161
Superior Energy Services, Inc.*	34,400	1,203,656

		4,944,705

TOTAL ENERGY (cost $18,699,280)		24,597,440

FINANCIAL—18.1%
Banks—3.4%
Banco Latinoamericano de Comercio Exterior SA Class E	48,300	891,618
Cass Information Systems, Inc.(a)	11,317	429,367
City Holding Co.(a)	8,500	307,955
Community Bank System, Inc.(a)	45,700	1,269,089
Fifth Third Bancorp	70,550	1,035,674
First Republic Bank*	1,450	42,224
Fulton Financial Corp.(a)	114,600	1,184,964
Huntington Bancshares, Inc.	42,400	291,288
International Bancshares Corp.(a)	11,500	230,345
KeyCorp(a)	117,750	1,042,087
PNC Financial Services Group, Inc.	8,000	485,760
Tompkins Financial Corp.(a)	12,962	507,592
Trustmark Corp.(a)	28,300	702,972
Westamerica Bancorporation(a)	22,500	1,248,075
Wintrust Financial Corp.(a)	28,800	951,264

		10,620,274

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Diversified Financial Services—3.2%
Ameriprise Financial, Inc.	34,050	$1,959,578
Discover Financial Services	50,975	944,567
Financial Engines, Inc.(a)*	24,260	481,076
GFI Group, Inc.(a)	41,000	192,290
Higher One Holdings, Inc.(a)*	13,868	280,549
Invesco Ltd.	44,250	1,064,655
Janus Capital Group, Inc.(a)	49,450	641,366
LPL Investment Holdings, Inc.(a)*	1,100	40,007
MF Global Holdings Ltd.(a)*	31,800	265,848
National Financial Partners Corp.(a)*	48,700	652,580
Nelnet, Inc. Class A(a)	18,000	426,420
Portfolio Recovery Associates, Inc.(a)*	10,829	814,341
Raymond James Financial, Inc.(a)	28,550	933,585
T Rowe Price Group, Inc.(a)	10,700	690,578
Waddell & Reed Financial, Inc. Class A	4,800	169,392
World Acceptance Corp.(a)*	7,025	370,920

		9,927,752

Insurance—5.9%
ACE Ltd.(a)	11,150	694,087
Allied World Assurance Co. Holdings Ltd.(a)	5,300	315,032
Allstate (The) Corp.	10,600	337,928
Alterra Capital Holdings Ltd.	50,800	1,099,312
American Equity Investment Life Holding Co.(a)	109,364	1,372,518
American Financial Group, Inc.	19,800	639,342
Chubb Corp.	10,300	614,292
Endurance Specialty Holdings Ltd.(a)	37,200	1,713,804
Everest Re Group Ltd.	2,950	250,219
Global Indemnity PLC*	20,350	416,158
Hanover Insurance Group (The), Inc.(a)	12,100	565,312
Hartford Financial Services Group, Inc.(a)	53,150	1,407,944
Horace Mann Educators Corp.	25,500	460,020
Infinity Property & Casualty Corp.(a)	10,900	673,620
Lincoln National Corp.	13,525	376,130
MGIC Investment Corp.(a)*	61,778	629,518
Montpelier Re Holdings Ltd.(a)	47,700	951,138
Platinum Underwriters Holdings Ltd.(a)	24,900	1,119,753
Principal Financial Group, Inc.	3,825	124,542
Protective Life Corp.(a)	40,200	1,070,928

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Insurance (Continued)
StanCorp Financial Group, Inc.(a)	30,900	$1,394,826
Universal American Corp.(a)	21,600	441,720
Unum Group	24,300	588,546
XL Group PLC	38,050	830,251

		18,086,940

Investment Companies—0.1%
Solar Capital Ltd.	14,193	351,704

		351,704

Real Estate—0.1%
CB Richard Ellis Group, Inc. Class A(a)*	15,800	323,584

		323,584

REITS—4.6%
American Campus Communities, Inc.(a)	11,000	349,360
Annaly Capital Management, Inc.(a)	25,000	448,000
BioMed Realty Trust, Inc.(a)	68,300	1,273,795
Brandywine Realty Trust(a)	135,500	1,578,575
Capstead Mortgage Corp.(a)	33,200	417,988
CBL & Associates Properties, Inc.(a)	53,725	940,187
Chimera Investment Corp.(a)	84,000	345,240
CommonWealth REIT	19,925	508,287
DuPont Fabros Technology, Inc.(a)	14,825	315,328
Equity Lifestyle Properties, Inc.(a)	15,500	866,915
First Potomac Realty Trust(a)	50,400	847,728
Government Properties Income Trust(a)	34,800	932,292
HCP, Inc.	12,800	470,912
Home Properties, Inc.(a)	17,390	964,971
Hospitality Properties Trust	25,600	589,824
LTC Properties, Inc.(a)	16,800	471,744
Mack-Cali Realty Corp.(a)	23,000	760,380
MFA Financial, Inc.(a)	160,700	1,311,312
Vornado Realty Trust	10,775	897,881

		14,290,719

Savings & Loans—0.8%
Astoria Financial Corp.(a)	75,800	1,054,378
First Niagara Financial Group, Inc.(a)	88,110	1,231,778

		2,286,156

TOTAL FINANCIAL (cost $44,767,915)		55,887,129

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL—12.4%
Aerospace & Defense—1.2%
Aerovironment, Inc.(a)*	17,600	$472,208
BE Aerospace, Inc.*	16,500	610,995
Goodrich Corp.	5,800	510,806
L-3 Communications Holdings, Inc.	11,400	803,586
National Presto Industries, Inc.(a)	768	99,848
Northrop Grumman Corp.	6,100	395,158
Raytheon Co.	10,000	463,400
Teledyne Technologies, Inc.*	5,100	224,247

		3,580,248

Building Materials—0.1%
Lennox International, Inc.(a)	6,100	288,469

		288,469

Electrical Components & Equipment—0.9%
AMETEK, Inc.(a)	17,250	677,062
Belden, Inc.(a)	55,400	2,039,828

		2,716,890

Electronics—2.4%
Amphenol Corp. Class A(a)	8,300	438,074
CTS Corp.(a)	62,145	687,324
FARO Technologies, Inc.(a)*	11,520	378,317
Gentex Corp.(a)	43,850	1,296,206
Jabil Circuit, Inc.	14,500	291,305
NAPCO Security Technologies, Inc.(a)*	18,995	34,001
National Instruments Corp.(a)	27,785	1,045,827
Park Electrochemical Corp.(a)	30,400	912,000
Stoneridge, Inc.*	14,296	225,734
Tech Data Corp.*	7,900	347,758
Thomas & Betts Corp.*	7,700	371,910
Tyco Electronics Ltd.	33,600	1,189,440
Vishay Intertechnology, Inc.*	22,700	333,236

		7,551,132

Engineering & Construction—0.7%
Chicago Bridge & Iron Co. NV (Registered)*	24,525	806,872
EMCOR Group, Inc.(a)*	12,500	362,250
Foster Wheeler AG(a)*	6,200	214,024
KBR, Inc.	12,300	374,781
McDermott International, Inc.*	27,975	578,803

		2,336,730

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Environmental Control—0.1%
Waste Connections, Inc.(a)	7,100	$195,463

		195,463

Hand/Machine Tools—0.5%
Franklin Electric Co., Inc.(a)	39,300	1,529,556

		1,529,556

Machinery-Diversified—0.4%
AGCO Corp.*	7,250	367,285
Cummins, Inc.(a)	2,500	275,025
Rockwell Automation, Inc.(a)	8,050	577,265

		1,219,575

Metal Fabricate & Hardware—0.6%
Dynamic Materials Corp.(a)	10,251	231,365
Haynes International, Inc.(a)	8,090	338,405
Timken Co.	7,500	357,975
Worthington Industries, Inc.(a)	56,200	1,034,080

		1,961,825

Miscellaneous Manufacturing—2.2%
AO Smith Corp.	31,350	1,193,808
Brink’s (The) Co.(a)	31,700	852,096
CLARCOR, Inc.(a)	6,600	283,074
Cooper Industries PLC	5,000	291,450
Crane Co.	12,500	513,375
Eaton Corp.	6,600	669,966
Hexcel Corp.(a)*	17,475	316,123
Ingersoll-Rand PLC(a)	10,300	485,027
ITT Corp.	16,900	880,659
Pall Corp.	8,200	406,556
Parker Hannifin Corp.	3,175	274,003
Pentair, Inc.(a)	21,750	794,092

		6,960,229

Packaging & Containers—1.0%
Ball Corp.	10,350	704,318
Crown Holdings, Inc.(a)*	8,200	273,716
Rock-Tenn Co. Class A	11,500	620,425
Temple-Inland, Inc.(a)	66,100	1,403,964

		3,002,423

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Transportation—2.2%
Atlas Air Worldwide Holdings, Inc.(a)*	13,225	$738,352
Celadon Group, Inc.(a)*	22,226	328,723
CH Robinson Worldwide, Inc.(a)	7,550	605,434
Dynamex, Inc.(a)*	11,315	280,159
Echo Global Logistics, Inc.(a)*	10,649	128,214
Expeditors International of Washington, Inc.(a)	13,500	737,100
Forward Air Corp.(a)	11,920	338,290
HUB Group, Inc. Class A*	11,000	386,540
Knight Transportation, Inc.(a)	21,100	400,900
Old Dominion Freight Line, Inc.(a)*	9,162	293,092
Overseas Shipholding Group, Inc.(a)	5,000	177,100
Ryder System, Inc.	4,350	228,984
Scorpio Tankers, Inc.*	25,393	256,723
Teekay Tankers Ltd. Class A(a)	51,600	636,744
Tidewater, Inc.(a)	20,300	1,092,952
Vitran Corp., Inc.(a)*	20,506	269,039

		6,898,346

Trucking & Leasing—0.1%
Aircastle Ltd.	19,700	205,865

		205,865

TOTAL INDUSTRIAL (cost $29,184,264)		38,446,751

TECHNOLOGY—9.7%
Computers—1.6%
Ciber, Inc.*	22,600	105,768
Cognizant Technology Solutions Corp. Class A*	5,400	395,766
Computer Sciences Corp.	6,300	312,480
Echelon Corp.(a)*	37,172	378,783
IHS, Inc. Class A(a)*	9,250	743,607
Keyw Holding (The) Corp.(a)*	18,010	264,207
NetApp, Inc.(a)*	6,000	329,760
Seagate Technology PLC*	19,800	297,594
Smart Technologies, Inc. Class A(a)*	49,900	471,056
Stratasys, Inc.(a)*	12,083	394,389
Syntel, Inc.(a)	8,176	390,731
Telvent GIT SA*	11,820	312,284
Western Digital Corp.*	14,400	488,160

		4,884,585

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY—9.7%
Office/Business Equipment—0.5%
Pitney Bowes, Inc.(a)	10,300	$249,054
Xerox Corp.	114,275	1,316,448

		1,565,502

Semiconductors—3.2%
Analog Devices, Inc.(a)	6,300	237,321
ARM Holdings PLC (ADR)(a)	34,450	714,837
Atmel Corp.*	79,950	984,984
Broadcom Corp. Class A	6,100	265,655
Cabot Microelectronics Corp.(a)*	14,690	608,900
Cavium Networks, Inc.(a)*	17,000	640,560
Fairchild Semiconductor International, Inc.*	34,500	538,545
Marvell Technology Group Ltd.*	10,300	191,065
Micron Technology, Inc.*	37,700	302,354
Netlogic Microsystems, Inc.(a)*	24,185	759,651
ON Semiconductor Corp.*	21,600	213,408
Power Integrations, Inc.(a)	22,450	901,143
Rovi Corp.(a)*	8,800	545,688
Rubicon Technology, Inc.(a)*	22,075	465,341
Semtech Corp.(a)*	38,090	862,358
Skyworks Solutions, Inc.(a)*	41,300	1,182,419
Teradyne, Inc.(a)*	48,373	679,157

		10,093,386

Software—4.4%
Allscripts Healthcare Solutions, Inc.*	33,040	636,681
ANSYS, Inc.(a)*	18,965	987,508
Ariba, Inc.(a)*	8,800	206,712
Athenahealth, Inc.(a)*	14,689	601,955
Blackbaud, Inc.(a)	51,000	1,320,900
Blackboard, Inc.(a)*	4,500	185,850
Check Point Software Technologies Ltd.*	5,500	254,430
CommVault Systems, Inc.*	8,449	241,810
Concur Technologies, Inc.(a)*	6,870	356,759
Digi International, Inc.(a)*	51,625	573,037
Guidance Software, Inc.*	24,350	175,077
Innerworkings, Inc.(a)*	112,642	737,805
Intuit, Inc.(a)*	20,575	1,014,348
MSCI, Inc. Class A(a)*	16,250	633,100

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Software (Continued)
NetSuite, Inc.(a)*	11,185	$279,625
QLIK Technologies, Inc.*	20,028	516,923
Quality Systems, Inc.(a)	8,866	619,024
Rosetta Stone, Inc.*	18,080	383,658
Salesforce.com, Inc.(a)*	7,200	950,400
Ultimate Software Group, Inc.(a)*	21,620	1,051,381
VeriFone Systems, Inc.(a)*	9,200	354,752
Verint Systems, Inc.*	18,186	576,496
VMware, Inc. Class A(a)*	10,900	969,119

		13,627,350

TOTAL TECHNOLOGY (cost $21,420,579)		30,170,823

UTILITIES—4.3%
Electric—2.2%
American Electric Power Co., Inc.	18,600	669,228
Avista Corp.	18,600	418,872
CMS Energy Corp.	84,825	1,577,745
Constellation Energy Group, Inc.	17,100	523,773
Edison International	5,800	223,880
EnerNOC, Inc.(a)*	23,726	567,289
GenOn Energy, Inc.*	85,334	325,121
MDU Resources Group, Inc.	16,500	334,455
Pepco Holdings, Inc.	31,850	581,262
Public Service Enterprise Group, Inc.	22,200	706,182
UIL Holdings Corp.(a)	32,300	967,708

		6,895,515

Gas—1.7%
Atmos Energy Corp.	9,900	308,880
Energen Corp.	7,300	352,298
NiSource, Inc.(a)	87,100	1,534,702
Northwest Natural Gas Co.(a)	19,300	896,871
Questar Corp.(a)	27,125	472,246
South Jersey Industries, Inc.(a)	30,100	1,589,882
Southern Union Co.	10,800	259,956

		5,414,835

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
UTILITIES (Continued)
Water—0.4%
American Water Works Co., Inc.	43,600	$1,102,644

		1,102,644

TOTAL UTILITIES (cost $11,964,197)		13,412,994

TOTAL COMMON STOCK (cost $227,724,348)		292,662,140

INVESTMENT FUNDS—44.6%
Cash Collateral Pool—40.8%
ABA Members Collateral Fund	127,436,357	126,415,591

Collective Investment Fund—3.8%
SSgA S&P MidCap Index Non-Lending Series Fund Class A*	343,831	11,618,725

TOTAL INVESTMENT FUNDS (cost $138,560,174)		138,034,316

	Units	Value
SHORT-TERM INVESTMENTS—2.1%
Affiliated Funds—2.1%
Northern Trust Global Investments- Collective Short-Term Investment Fund(c)	6,510,912	$6,510,912

TOTAL SHORT-TERM INVESTMENTS (cost $6,510,912)		6,510,912

TOTAL INVESTMENTS—141.2%
(cost $ 372,795,434)		437,207,368
Liabilities Less Other Assets—(41.2)%		(127,556,150)

NET ASSETS—100.0%		$309,651,218

(a)	All or a portion of security is on loan.
(b)	Security is exempt from registration under rule 144A of the securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors.
(c)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR—American Depositary Receipt

MSCI—Morgan Stanley Capital International

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2010		December 31, 2009
Assets
Investments, at value (cost $140,011,607 and $134,076,316, respectively)	$159,857,822	(a)	$154,469,830	(b)
Investments in affiliated issuer, at value (cost $0 and $27,780,802, respectively)	—		27,581,673
Investments in collective investment funds, at value (cost $16,297,602 and $0, respectively)	16,696,553		—
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $3,830,446 and $0 and units of 3,830,446 and 0, respectively)	3,830,446		—
Foreign currency, at value (cost $491,659 and $1,500,976, respectively)	515,235		1,496,910
Receivable for investments sold	384,883		826,515
Receivable for fund units sold	—		308,033
Interest and dividends receivable	151,178		186,306
Unrealized appreciation of forward currency exchange contracts	44		—
Tax reclaims receivable	397,033		191,215

Total assets	181,833,194		185,060,482

Liabilities
Due to custodian	—		785,276
Payable for cash collateral received on securities loaned	9,120,065		18,122,836
Payable for investments purchased	89,105		116,825
Payable for fund units redeemed	349,987		251,681
Unrealized depreciation of forward currency exchange contracts	130		—
Investment advisory fee payable	68,776		83,038
ING—program fee payable	70,586		71,010
Trustee, management and administration fees payable	12,265		13,723
ABA Retirement Funds—program fee payable	9,974		10,127
Other liabilities	—		27,960
Other accruals	39,805		50,069

Total liabilities	9,760,693		19,532,545

Net Assets (equivalent to $27.30 and $24.91 per unit based on 6,302,196 and 6,644,427 units outstanding, respectively)	$172,072,501		$165,527,937

(a)	Includes securities on loan with a value of $8,869,194 (See Note 6).
(b)	Includes securities on loan with a value of $17,507,960 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Operations

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Investment income
Dividends (net of foreign tax expense of $73,474, $269,045 and $397,699, respectively)	$4,262,828	$4,432,764	$10,109,145
Interest	8,761	—	879
Interest—affiliated issuers	1,124	—	—
Securities lending income, net	56,878	128,702	273,925

Total investment income	4,329,591	4,561,466	10,383,949

Expenses
ING—program fee	829,196	540,141	—
State Street Bank and Trust Company—program fee	—	153,681	770,355
Trustee, management and administration fees	149,990	154,053	222,714
Investment advisory fee	776,515	743,903	1,280,304
ABA Retirement Funds—program fee	116,913	91,907	100,943
State Street Global Markets—transition management	—	62,103
Legal and audit fees	74,880	83,410	58,053
Compliance consultant fees	53,502	53,094	52,310
Reports to unitholders	22,338	53,686	28,178
Registration fees	21,491	10,621	7,575
Other fees	16,122	44,110	32,746

Total expenses	2,060,947	1,990,709	2,553,178

Net investment income (loss)	2,268,644	2,570,757	7,830,771

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	12,657,480	(39,082,612)	2,940,428
Foreign currency transactions	(254,775)	1,080,605	(139,086)

Net realized gain (loss)	12,402,705	(38,002,007)	2,801,342

Change in net unrealized appreciation (depreciation) on:
Investments	50,781	79,002,676	(136,324,191)
Foreign currency transactions	41,675	48,691	(42,119)

Change in net unrealized appreciation (depreciation)	92,456	79,051,367	(136,366,310)

Net realized and unrealized gain (loss)	12,495,161	41,049,360	(133,564,968)

Net increase (decrease) in net assets resulting from operations	$14,763,805	$43,620,117	$(125,734,197)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
From operations
Net investment income (loss)	$2,268,644	$2,570,757	$7,830,771
Net realized gain (loss) from investments and foreign currency transactions	12,402,705	(38,002,007)	2,801,342
Change in net unrealized appreciation (depreciation)	92,456	79,051,367	(136,366,310)

Net increase (decrease) in net assets resulting from operations	14,763,805	43,620,117	(125,734,197)

From unitholder transactions
Proceeds from units issued	27,211,757	30,122,425	100,300,570
Cost of units redeemed	(35,430,998)	(42,174,988)	(149,768,013)

Net increase (decrease) in net assets from unitholder transactions	(8,219,241)	(12,052,563)	(49,467,443)

Net increase (decrease) in net assets	6,544,564	31,567,554	(175,201,640)
Net Assets
Beginning of year	165,527,937	133,960,383	309,162,023

End of year	$172,072,501	$165,527,937	$133,960,383

Number of units
Outstanding-beginning of year	6,644,427	7,265,059	9,112,453
Issued	1,094,527	1,469,909	3,379,464
Redeemed	(1,436,758)	(2,090,541)	(5,226,858)

Outstanding-end of year	6,302,196	6,644,427	7,265,059

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2010	2009	2008	2007	2006
Investment income†	$0.67	$0.66	$1.27	$1.06	$0.79
Expenses†,††	(0.32)	(0.29)	(0.31)	(0.36)	(0.32)

Net investment income (loss)	0.35	0.37	0.96	0.70	0.47
Net realized and unrealized gain (loss)	2.04	6.10	(16.45)	2.07	5.84

Net increase (decrease) in unit value	2.39	6.47	(15.49)	2.77	6.31
Net asset value at beginning of year	24.91	18.44	33.93	31.16	24.85

Net asset value at end of year	$27.30	$24.91	$18.44	$33.93	$31.16

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	1.29%	1.37%	1.13%	1.08%	1.14%
Ratio of net investment income (loss) to average net assets	1.42%	1.77%	3.45%	2.12%	1.69%
Portfolio turnover†††	102%	160%	33%	30%	30%
Total return	9.59%	35.09%	(45.65)%	8.89%	25.39%
Net assets at end of year (in thousands)	$172,073	$165,528	$133,960	$309,162	$273,525

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK—92.1%
Australia—2.7%
Bank of Queensland Ltd.	18,900	$200,654
Bradken Ltd.	5,208	47,860
Goodman Fielder Ltd.	165,600	227,572
GrainCorp Ltd.	1,300	8,745
Incitec Pivot Ltd.	128,641	519,342
Leighton Holdings Ltd.(a)	12,007	377,560
Macquarie Group Ltd.	4,400	166,372
Metcash Ltd.	53,200	223,127
National Australia Bank Ltd.	15,800	382,531
Newcrest Mining Ltd.	18,611	768,952
OneSteel Ltd.	99,800	264,008
Pacific Brands Ltd.*	191,000	191,194
Spotless Group Ltd.	104,500	224,127
Suncorp Group Ltd.	36,400	320,227
TABCORP Holdings Ltd.	55,556	403,628
Telstra Corp. Ltd.	102,300	291,681

		4,617,580

Austria—0.4%
OMV AG	8,100	336,841
Voestalpine AG	3,900	185,969
Wienerberger AG*	13,280	253,739

		776,549

Belgium—1.2%
AGFA-Gevaert NV*	23,000	98,521
Anheuser-Busch InBev NV	22,350	1,276,871
Anheuser-Busch InBev NV (ADR)	5,500	313,995
Delhaize Group SA	3,900	287,583
KBC Groep NV*	4,400	150,296

		2,127,266

Brazil—1.3%
All America Latina Logistica SA	43,280	391,084
Banco Bradesco SA	16,900	261,645
Tele Norte Leste Participacoes SA	17,800	346,349
Weg SA	91,700	1,204,253

		2,203,331

Canada—2.8%
Agrium, Inc.	8,210	753,267
Cenovus Energy, Inc.	12,960	433,763
Encana Corp.	14,260	417,184
First Quantum Minerals Ltd.	2,300	249,814
Goldcorp, Inc.	10,400	478,192
Inmet Mining Corp.	2,082	161,771
Loblaw Cos. Ltd.	11,700	475,017
Pan American Silver Corp.(a)	4,140	170,609

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
Canada (Continued)
Suncor Energy, Inc.	11,900	$458,124
Thompson Creek Metals Co., Inc.(a)*	37,800	556,416
TMX Group, Inc.	11,670	433,778
Yamana Gold, Inc.	14,250	182,400

		4,770,335

China—0.9%
AAC Acoustic Technologies Holdings, Inc.	50,000	133,353
China Telecom Corp. Ltd.	2,244,000	1,173,752
Mindray Medical International Ltd. (ADR)(a)	8,500	224,400

		1,531,505

Czech—0.5%
CEZ AS	21,364	892,543

Denmark—0.1%
Novo Nordisk A/S	1,600	180,087

Finland—0.7%
Huhtamaki OYJ	13,300	183,909
Nokia OYJ	98,800	1,022,648

		1,206,557

France—5.9%
AXA SA	14,600	243,633
BNP Paribas	23,569	1,504,622
Bouygues SA	3,700	159,772
Carrefour SA	8,800	363,038
Ciments Francais SA	2,300	223,033
Credit Agricole SA	30,400	386,787
France Telecom SA	11,900	248,431
L’Oreal SA	3,100	344,614
LVMH Moet Hennessy Louis Vuitton SA	1,200	197,321
Rhodia SA	7,721	256,037
Sanofi-Aventis SA	23,775	1,526,666
Schneider Electric SA	2,879	431,022
SCOR SE	7,700	195,634
Societe Generale	9,600	516,952
Technip SA	5,124	474,036
Total SA	40,500	2,150,632
Ubisoft Entertainment(a)*	37,900	404,657
Vivendi SA	19,700	532,686

		10,159,573

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
Germany—5.8%
Adidas AG	14,359	$937,880
Aixtron SE(a)*	13,814	510,102
Allianz SE (Registered)	10,780	1,280,961
BASF SE	12,820	1,022,705
Bayerische Motoren Werke AG	6,900	542,254
Deutsche Bank AG (Registered)	7,400	386,580
Deutsche Telekom AG (Registered)	10,800	139,473
E.ON AG	35,720	1,095,522
Henkel AG & Co. KGaA	5,500	283,856
Infineon Technologies AG*	14,000	130,157
MTU Aero Engines Holding AG	3,200	216,306
Muenchener Rueckversicherungs AG (Registered)	1,800	273,016
RWE AG	5,100	340,241
SAP AG	11,740	597,791
Siemens AG (ADR)	3,500	434,875
Siemens AG (Registered)	10,745	1,330,257
Symrise AG	13,330	365,627
ThyssenKrupp AG	2,100	87,001

		9,974,604

Greece—1.0%
Coca Cola Hellenic Bottling Co. SA	56,681	1,467,406
Public Power Corp. SA	8,900	127,877
Titan Cement Co. SA	5,700	125,262

		1,720,545

Hong Kong—2.6%
BOC Hong Kong Holdings Ltd.	118,000	400,826
Chaoda Modern Agriculture Holdings Ltd.	182,000	136,329
Cheung Kong Holdings Ltd.	32,121	494,420
Citic Pacific Ltd.	113,000	293,098
Henderson Land Development Co. Ltd.	51,000	347,281
Hengdeli Holdings Ltd.*	612,000	364,436
Hong Kong & China Gas Co. Ltd.	596,000	1,404,279
Hongkong Electric Holdings Ltd.	45,000	283,688
Johnson Electric Holdings Ltd.	8,000	5,721
Kingboard Chemical Holdings Ltd.	45,500	272,110
SJM Holdings Ltd.	281,000	446,012

		4,448,200

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
Ireland—1.3%
Charter International PLC	16,900	$222,743
Covidien PLC	21,220	968,905
CRH PLC	21,600	451,947
DCC PLC	6,000	189,194
Experian PLC	26,930	335,245

		2,168,034

Israel—1.1%
Bank Hapoalim BM*	41,600	216,555
Check Point Software Technologies Ltd.(a)*	23,200	1,073,232
Israel Discount Bank Ltd. Class A*	99,840	227,793
Teva Pharmaceutical Industries Ltd. (ADR)	7,000	364,910

		1,882,490

Italy—1.5%
Bulgari SpA	24,260	262,328
Enel SpA	96,300	481,036
ENI SpA	51,920	1,134,485
Fiat SpA	14,500	298,559
Finmeccanica SpA	20,300	230,810
Telecom Italia SpA	161,800	209,177

		2,616,395

Japan—16.3%
Amada Co. Ltd.	27,091	220,303
Astellas Pharma, Inc.	6,700	255,218
Bank of Yokohama (The) Ltd.	225,677	1,169,275
Bridgestone Corp.	24,400	471,095
Canon, Inc.	23,392	1,199,128
COMSYS Holdings Corp.	23,600	251,492
Dai-ichi Life Insurance (The) Co. Ltd.	251	407,351
Fuji Fire & Marine Insurance (The) Co. Ltd.*	68,000	92,878
Fuji Seal International, Inc.	11,500	265,676
FUJIFILM Holdings Corp.	22,100	798,329
Geo Corp.	200	227,767
Heiwa Corp.	18,200	263,792
Honda Motor Co. Ltd.	11,100	438,692
Inpex Corp.	170	994,346
Itochu Techno-Solutions Corp.	6,100	228,643
JFE Shoji Holdings, Inc.	65,000	303,067
J-Oil Mills, Inc.	51,000	160,100

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Kaken Pharmaceutical Co. Ltd.	24,000	$291,383
Kaneka Corp.	36,000	249,429
KDDI Corp.	70	404,095
Keihin Corp.	11,900	268,007
Keiyo Bank (The) Ltd.	41,000	202,865
Keyence Corp.	1,914	553,327
Kirin Holdings Co. Ltd.	34,000	476,622
Marubeni Corp.	51,000	358,288
Matsumotokiyoshi Holdings Co. Ltd.	6,900	149,826
Miraca Holdings, Inc.	5,100	205,320
Mitsubishi Corp.	37,942	1,026,004
Mitsubishi UFJ Financial Group, Inc.	52,953	286,100
Mitsui & Co. Ltd.	32,600	537,842
Mitsui Fudosan Co. Ltd.	19,000	378,459
Mizuho Financial Group, Inc.	98,200	184,899
Morinaga Milk Industry Co. Ltd.	40,000	169,396
MS&AD Insurance Group Holdings	16,177	405,174
Nihon Kohden Corp.	14,700	316,514
Nintendo Co. Ltd.	3,328	976,334
Nippon Electric Glass Co. Ltd.	1,000	14,416
Nippon Flour Mills Co. Ltd.	49,000	242,530
Nippon Telegraph & Telephone Corp.	9,000	411,733
Nishi-Nippon City Bank (The) Ltd.	94,000	285,754
Nissan Motor Co. Ltd.	45,000	427,967
Nissan Shatai Co. Ltd.	26,000	226,681
Nisshin Oillio Group (The) Ltd.	44,000	223,153
NKSJ Holdings, Inc.*	96,623	710,862
Nomura Research Institute Ltd.	21,359	474,147
NS Solutions Corp.	12,500	272,679
NTT DoCoMo, Inc.	462	806,633
ORIX Corp.	4,500	442,398
Panasonic Corp.	32,000	451,696
Ricoh Co. Ltd.	25,000	365,958
Sankyu, Inc.	46,000	208,930
Sapporo Hokuyo Holdings, Inc.	49,500	231,517
Secom Co. Ltd.	8,740	413,580
Sekisui House Ltd.	35,000	353,185
Seven & I Holdings Co. Ltd.	33,544	895,897
SMC Corp.	4,095	700,951
Sugi Holdings Co. Ltd.(a)	20,655	497,204

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Sumitomo Corp.	28,500	$402,882
Sumitomo Metal Mining Co. Ltd.	45,936	801,679
Sumitomo Trust & Banking (The) Co. Ltd.	145,230	915,229
Suzuki Motor Corp.	49,739	1,223,856
Takeda Pharmaceutical Co. Ltd.	4,700	231,146
THK Co. Ltd.	13,952	320,394
Toagosei Co. Ltd.	53,000	247,842
Tokai Tokyo Financial Holdings, Inc.	32,000	121,268

		28,109,203

Luxembourg—0.3%
SES SA	20,936	498,942

Malaysia—0.3%
IOI Corp. Bhd	252,300	475,008

Mexico—1.1%
Fomento Economico Mexicano SAB de CV (ADR)(a)	12,907	721,760
Grupo Televisa SA (ADR)(a)*	44,672	1,158,345

		1,880,105

Netherlands—4.1%
Gemalto NV	8,360	356,071
Heineken NV	24,461	1,198,848
ING Groep NV (CVA)*	76,264	744,219
Koninklijke Ahold NV	29,700	392,228
Koninklijke KPN NV	70,200	1,025,203
Koninklijke Philips Electronics NV	14,509	444,233
Koninklijke Ten Cate NV	6,800	254,721
MEDIQ NV*	10,700	200,392
Royal Dutch Shell PLC Class B	58,372	1,931,236
SBM Offshore NV	16,932	379,920
Sligro Food Group NV	5,900	182,868

		7,109,939

Norway—0.9%
DnB NOR ASA	47,700	669,428
Statoil ASA	40,870	971,411

		1,640,839

Papua N.Guinea—1.0%
Oil Search Ltd.	235,913	1,696,878

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
Philippines—0.5%
Philippine Long Distance Telephone Co. (ADR)	14,932	$870,088

Poland—0.9%
Telekomunikacja Polska SA	276,575	1,529,351

Portugal—0.1%
EDP—Energias de Portugal SA	81,500	271,261

Singapore—1.9%
DBS Group Holdings Ltd.	123,991	1,383,325
Keppel Corp. Ltd.	125,000	1,102,318
Oversea-Chinese Banking Corp. Ltd.	46,000	354,060
United Overseas Bank Ltd.	28,000	397,025

		3,236,728

South Africa—3.6%
AngloGold Ashanti Ltd.	49,750	2,470,696
Shoprite Holdings Ltd.	50,284	760,121
Standard Bank Group Ltd.	88,961	1,451,407
Tiger Brands Ltd.	50,644	1,487,640

		6,169,864

South Korea—2.4%
LG Corp.*	4,422	339,990
NHN Corp.*	3,802	758,668
Samsung Electronics Co. Ltd.	414	345,966
Samsung Fire & Marine Insurance Co. Ltd.	8,038	1,592,931
Shinsegae Co. Ltd.*	2,099	1,135,447

		4,173,002

Spain—1.2%
Banco Bilbao Vizcaya Argentaria SA	16,400	165,903
Banco Santander SA	60,900	647,069
Repsol YPF SA	8,300	231,492
Telefonica SA	45,104	1,024,339

		2,068,803

Sweden—1.2%
Atlas Copco AB Class B	11,100	250,879
Boliden AB	19,600	398,857
Saab AB Class B	13,700	250,620
Telefonaktiebolaget LM Ericsson Class B	52,860	612,088
Volvo AB Class B*	27,600	491,896

		2,004,340

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
Switzerland—7.9%
ABB Ltd. (ADR)(a)*	17,400	$390,630
ABB Ltd. (Registered)*	28,592	638,610
Baloise Holding AG (Registered)	2,400	233,573
Clariant AG (Registered)*	14,600	296,006
Credit Suisse Group AG (Registered)	20,898	843,268
EFG International AG(a)	1,000	13,697
Foster Wheeler AG(a)*	24,691	852,333
Georg Fischer AG (Registered)*	142	80,073
Holcim Ltd. (Registered)	18,920	1,429,951
Nestle SA (Registered)	32,760	1,919,154
Noble Corp.(a)	19,268	689,216
Novartis AG (Registered)	39,928	2,349,735
Roche Holding AG (Genusschein)	9,332	1,368,111
Swiss Reinsurance Co. Ltd. (Registered)	8,600	468,426
Swisscom AG (Registered)	150	65,990
UBS AG (Registered)*	13,500	221,583
Xstrata PLC	38,313	901,935
Zurich Financial Services AG	3,100	802,970

		13,565,261

Taiwan—3.1%
Chunghwa Telecom Co. Ltd.	364,000	924,927
Quanta Computer, Inc.	476,000	996,394
Taiwan Semiconductor Manufacturing Co. Ltd.	878,000	2,137,216
Taiwan Semiconductor Manufacturing Co. Ltd. (ADR)(a)	67,829	850,576
Uni-President Enterprises Corp.	317,200	470,384

		5,379,497

Thailand—0.8%
Kasikornbank PCL	206,500	893,149
Siam Commercial Bank PCL	123,300	423,395

		1,316,544

United Kingdom—14.2%
3i Group PLC	36,000	184,549
Amlin PLC	41,522	264,904
Anglo American PLC	5,410	281,909
Anglo American PLC (ADR)(a)	19,600	511,756
Antofagasta PLC	7,110	179,144
AstraZeneca PLC	13,100	599,625
AstraZeneca PLC (ADR)(a)	8,800	406,472

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Atkins WS PLC	16,000	$174,771
BAE Systems PLC	83,600	430,207
Barclays PLC	231,813	953,671
BBA Aviation PLC	68,100	235,489
BHP Billiton PLC (ADR)	3,300	265,650
BP PLC	56,000	410,311
BP PLC (ADR)(a)	9,330	412,106
British American Tobacco PLC	39,344	1,514,662
BT Group PLC	347,200	980,003
Cairn Energy PLC*	42,344	277,667
Carnival PLC	6,500	302,459
Centrica PLC	123,286	637,880
Compass Group PLC	52,612	476,948
Cookson Group PLC*	51,000	523,686
Diageo PLC	54,260	1,004,965
Drax Group PLC	45,700	262,601
GKN PLC	138,419	479,199
GlaxoSmithKline PLC	60,630	1,177,686
GlaxoSmithKline PLC (ADR)(a)	13,900	545,158
Home Retail Group PLC	78,000	229,495
HSBC Holdings PLC	24,000	244,560
Inchcape PLC*	78,590	437,331
Intercontinental Hotels Group PLC	13,900	269,642
Kazakhmys PLC	6,400	161,470
Kingfisher PLC	77,000	316,586
Legal & General Group PLC	207,600	313,528
Logica PLC	148,400	303,470
Marks & Spencer Group PLC	34,600	199,196
Morgan Crucible Co. PLC	51,300	194,908
Next PLC	9,800	302,019
Old Mutual PLC	81,000	155,636
Pearson PLC	30,669	484,502
Persimmon PLC	40,622	263,805
Prudential PLC	37,944	395,714
Reed Elsevier PLC	83,450	704,927
SABMiller PLC	43,877	1,542,917
Scottish & Southern Energy PLC	22,850	436,607
Standard Chartered PLC	11,042	297,289
Tate & Lyle PLC	28,600	230,820
Thomas Cook Group PLC	51,500	152,518

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2010

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Trinity Mirror PLC*	75,700	$81,926
Unilever PLC	16,800	513,735
Vodafone Group PLC	143,300	373,104
Vodafone Group PLC (ADR)(a)	45,290	1,197,015
WH Smith PLC	29,500	224,164
Willis Group Holdings PLC(a)	20,310	703,335
WPP PLC	16,440	203,139

		24,426,836

United States—0.5%
Philip Morris International, Inc.	6,940	406,198
Schlumberger Ltd.	4,940	412,490

		818,688

TOTAL COMMON STOCK (cost $139,060,485)		158,516,771

PREFERRED STOCK—0.8%
Germany—0.2%
Henkel AG & Co. KGaA	5,860	364,207

Taiwan—0.6%
Chunghwa Telecom Co. Ltd. (ADR)	38,629	976,541

TOTAL PREFERRED STOCK (cost $950,958)		1,340,748

RIGHTS—0.0%
Brazil—0.0%
Banco Bradesco SA*	280	303

TOTAL RIGHTS (cost $164)		303

Total (cost $140,011,607)		159,857,822

INVESTMENT FUNDS—9.7%
Cash Collateral Pool—5.3%
ABA Members Collateral Fund	9,120,065	9,047,013

Exchange-Traded Fund—4.4%
iShares MSCI Emerging Markets Index(b)	568,317	7,649,540

TOTAL INVESTMENT FUNDS (cost $16,297,602)		16,696,553

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2010

	Units	Value
SHORT-TERM INVESTMENTS—2.2%
Affiliated Funds—2.2%
Northern Trust Global Investments—Collective Short-Term Investment Fund(c)	3,830,446	$3,830,446

TOTAL SHORT-TERM INVESTMENTS (cost $3,830,446)		3,830,446

TOTAL INVESTMENTS—104.8% (cost $160,139,655)		180,384,821
Liabilities Less Other Assets—(4.8)%		(8,312,320)

NET ASSETS—100.0%		$172,072,501

(a)	All or a portion of security is on loan.
(b)	This fund is a regulated investment company (RIC).
(c)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR—American Depositary Receipt

CVA—Certificaten Van Aandelen

MSCI—Morgan Stanley Capital International

As of December 31, 2010, the International All Cap Equity Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Citibank	Euro	3,620	$4,794	01/03/11	$44
Purchase	UBS Securities	Hong Kong Dollar	16,493	173,137	01/04/11	(11)
Sale	Citibank	Japanese Yen	1,582,017	19,390	01/04/11	(95)
Sale	Chase Manhattan	Swiss Franc	5,841	6,224	01/04/11	(24)

						$(86)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value: SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $54,048,934 and $35,651,592 and units of 5,051,720 and 3,414,768, respectively)	$56,452,974	$35,800,431
Cash	739	—
Receivable for fund units sold	413,741	263,265

Total assets	56,867,454	36,063,696

Liabilities
Payable for investments purchased	413,741	259,336
Payable for fund units redeemed	—	3,929
Investment advisory fee payable	—	1,230
ING—program fee payable	25,198	14,902
Trustee, management and administration fees payable	4,385	2,851
ABA Retirement Funds—program fee payable	3,566	2,127
Other accruals	21,814	10,200

Total liabilities	468,704	294,575

Net Assets (equivalent to $12.32 and $11.65 per unit based on 4,578,551 and 3,069,305 units outstanding, respectively)	$56,398,750	$35,769,121

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Operations

	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
Investment income	$—	$—
Expenses
ING—program fee	246,483	85,069
State Street Bank and Trust Company—program fee	—	4,991
Trustee, management and administration fees	44,274	18,485
Investment advisory fee	18,218	7,226
ABA Retirement Funds—program fee	34,561	12,424
Legal and audit fees	22,110	11,263
Compliance consultant fees	15,750	6,520
Reports to unitholders	6,027	5,183
Registration fees	6,740	1,518
Other fees	4,085	5,914

Total expenses	398,248	158,593

Net investment income (loss)	(398,248)	(158,593)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	389,443	1,113,775

Net realized gain (loss)	389,443	1,113,775

Change in net unrealized appreciation (depreciation) on:
Investments	2,255,201	148,839

Change in net unrealized appreciation (depreciation)	2,255,201	148,839

Net realized and unrealized gain (loss)	2,644,644	1,262,614

Net increase (decrease) in net assets resulting from operations	$2,246,396	$1,104,021

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(398,248)	$(158,593)
Net realized gain (loss)	389,443	1,113,775
Change in net unrealized appreciation (depreciation)	2,255,201	148,839

Net increase (decrease) in net assets resulting from operations	2,246,396	1,104,021

From unitholder transactions
Proceeds from units issued	36,411,139	41,068,048
Cost of units redeemed	(18,027,906)	(6,402,948)

Net increase (decrease) in net assets from unitholder transactions	18,383,233	34,665,100

Net increase (decrease) in net assets	20,629,629	35,769,121
Net Assets
Beginning of period	35,769,121	—

End of period	$56,398,750	$35,769,121

Number of units
Outstanding-beginning of period	3,069,305	—
Issued	2,994,218	3,630,390
Redeemed	(1,484,972)	(561,085)

Outstanding-end of period	4,578,551	3,069,305

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2010		For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses†,††	(0.10)		(0.09)

Net investment income (loss)	(0.10)		(0.09)
Net realized and unrealized gain (loss)	0.77		0.74

Net increase (decrease) in unit value	0.67		0.65
Net asset value at beginning of period	11.65		11.00

Net asset value at end of period	$12.32		$11.65

Ratios/Supplemental Data:
Ratio of expenses to average net assets*	0.85	%(b)	0.88%††
Ratio of net investment income (loss) to average net assets*	(0.85)%		(0.88)%
Portfolio turnover**,†††	16%		158%
Total return**	5.75%		5.91%
Net assets at end of period (in thousands)	$56,399		$35,769

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.020% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $113 and $0 and units of 113 and 0, respectively)	$113	$—
Investments in collective investment funds, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $47,692,232 and $32,550,586 and units of 2,603,083 and 1,862,836, respectively)	55,135,902	34,270,600
Receivable for fund units sold	433,088	234,008

Total assets	55,569,103	34,504,608

Liabilities
Payable for investments purchased	433,088	229,690
Payable for fund units redeemed	—	4,318
Investment advisory fee payable	—	588
ING—program fee payable	22,068	13,994
Trustee, management and administration fees payable	3,839	2,669
ABA Retirement Funds—program fee payable	3,122	1,993
Other accruals	16,084	9,052

Total liabilities	478,201	262,304

Net Assets (equivalent to $17.90 and $15.68 per unit based on 3,076,880 and 2,184,145 units outstanding, respectively)	$55,090,902	$34,242,304

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Operations

	For the year ended December 31, 2010	For the period February 9, 2009(a) to December 31, 2009
Investment income	$—	$—
Expenses
ING—program fee	217,038	67,994
State Street Bank and Trust Company—program fee	—	1,950
Trustee, management and administration fees	39,127	14,059
Investment advisory fee	8,394	2,790
ABA Retirement Funds—program fee	30,477	9,710
Legal and audit fees	19,880	9,090
Compliance consultant fees	14,193	5,245
Reports to unitholders	5,538	3,803
Registration fees	5,988	1,244
Other fees	3,766	4,431

Total expenses	344,401	120,316

Net investment income (loss)	(344,401)	(120,316)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	632,184	3,282,655

Net realized gain (loss)	632,184	3,282,655

Change in net unrealized appreciation (depreciation) on:
Investments	5,723,656	1,720,014

Change in net unrealized appreciation (depreciation)	5,723,656	1,720,014

Net realized and unrealized gain (loss)	6,355,840	5,002,669

Net increase (decrease) in net assets resulting from operations	$6,011,439	$4,882,353

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the period February 9, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(344,401)	$(120,316)
Net realized gain (loss)	632,184	3,282,655
Change in net unrealized appreciation (depreciation)	5,723,656	1,720,014

Net increase (decrease) in net assets resulting from operations	6,011,439	4,882,353

From unitholder transactions
Proceeds from units issued	34,873,377	34,331,680
Cost of units redeemed	(20,036,218)	(4,971,729)

Net increase (decrease) in net assets from unitholder transactions	14,837,159	29,359,951

Net increase (decrease) in net assets	20,848,598	34,242,304
Net Assets
Beginning of period	34,242,304	—

End of period	$55,090,902	$34,242,304

Number of units
Outstanding-beginning of period	2,184,145	—
Issued	2,147,913	2,529,295
Redeemed	(1,255,178)	(345,150)

Outstanding-end of period	3,076,880	2,184,145

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2010		For the period February 9, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses†,††	(0.13)		(0.11)

Net investment income (loss)	(0.13)		(0.11)
Net realized and unrealized gain (loss)	2.35		3.79

Net increase (decrease) in unit value	2.22		3.68
Net asset value at beginning of period	15.68		12.00

Net asset value at end of period	$17.90		$15.68

Ratios/Supplemental Data:
Ratio of expenses to average net assets*	0.81	%(b)	0.87%††
Ratio of net investment income (loss) to average net assets*	(0.81)%		(0.87)%
Portfolio turnover**,†††	23%		159%
Total return**	14.16%		30.67%
Net assets at end of period (in thousands)	$55,091		$34,242

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.010% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Assets and Liabilities

	For the year ended December 31, 2010	For the year ended December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $611 and $0 and units of 611 and 0, respectively)	$611	$—
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Securities Lending Series Fund Class I
(cost $0 and $162,340,743 and units of 0 and 9,694,348, respectively)	—	172,006,814
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $252,922,382 and $89,904,862 and units of 17,928,521 and 6,765,677, respectively)	293,418,183	94,726,249
Receivable for investments sold	511,260	—
Receivable for fund units sold	—	495,209

Total assets	293,930,054	267,228,272

Liabilities
Payable for investments purchased	—	340,503
Payable for fund units redeemed	511,260	154,706
Investment advisory fee payable	—	11,193
ING—program fee payable	122,391	112,960
Trustee, management and administration fees payable	21,243	21,665
ABA Retirement Funds—program fee payable	17,274	15,566
Payable for legal and audit services	26,129	42,113
Payable for compliance consultant fees	14,606	—
Other accruals	74,957	45,476

Total liabilities	787,860	744,182

Net Assets (equivalent to $35.54 and $30.60 per unit based on 8,247,938 and 8,708,063 units outstanding, respectively)	$293,142,194	$266,484,090

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Operations

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Investment income
Securities lending income, net	$—	$234,373	$325,214

Total investment income	—	234,373	325,214

Expenses
ING—program fee	1,399,583	848,470	—
State Street Bank and Trust Company—program fee	—	255,894	1,120,842
Trustee, management and administration fees	253,342	246,572	324,520
Investment advisory fee	120,652	106,526	—
ABA Retirement Funds—program fee	197,150	146,291	146,876
Legal and audit fees	126,203	136,944	85,485
Compliance consultant fees	90,217	87,495	76,852
Reports to unitholders	37,721	87,460	41,399
Registration fees	36,187	17,480	11,129
Other fees	25,964	70,895	48,531

Total expenses	2,287,019	2,004,027	1,855,634

Net investment income (loss)	(2,287,019)	(1,769,654)	(1,530,420)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	17,488,769	18,144,096	6,822,684

Net realized gain (loss)	17,488,769	18,144,096	6,822,684

Change in net unrealized appreciation (depreciation) on:
Investments	26,008,343	43,496,689	(151,350,087)

Change in net unrealized appreciation (depreciation)	26,008,343	43,496,689	(151,350,087)

Net realized and unrealized gain (loss)	43,497,112	61,640,785	(144,527,403)

Net increase (decrease) in net assets resulting from operations	$41,210,093	$59,871,131	$(146,057,823)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
From operations
Net investment income (loss)	$(2,287,019)	$(1,769,654)	$(1,530,420)
Net realized gain (loss)	17,488,769	18,144,096	6,822,684
Change in net unrealized appreciation (depreciation)	26,008,343	43,496,689	(151,350,087)

Net increase (decrease) in net assets resulting from operations	41,210,093	59,871,131	(146,057,823)

From unitholder transactions
Proceeds from units issued	43,097,138	42,486,671	130,629,324
Cost of units redeemed	(57,649,127)	(57,133,520)	(202,114,858)

Net increase (decrease) in net assets from unitholder transactions	(14,551,989)	(14,646,849)	(71,485,534)

Net increase (decrease) in net assets	26,658,104	45,224,282	(217,543,357)
Net Assets
Beginning of period	266,484,090	221,259,808	438,803,165

End of period	$293,142,194	$266,484,090	$221,259,808

Number of units
Outstanding-beginning of period	8,708,063	9,275,049	11,413,546
Issued	1,351,868	1,703,847	3,900,483
Redeemed	(1,811,993)	(2,270,833)	(6,038,980)

Outstanding-end of period	8,247,938	8,708,063	9,275,049

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2010		2009	2008	2007	2006
Investment income†	$—		$0.03	$0.03	$0.01	$— (a)
Expenses†,††	(0.27)		(0.22)	(0.18)	(0.21)	(0.19)

Net investment income (loss)	(0.27)		(0.19)	(0.15)	(0.20)	(0.19)
Net realized and unrealized gain (loss)	5.21		6.93	(14.44)	1.93	5.00 (b)

Net increase (decrease) in unit value	4.94		6.74	(14.59)	1.73	4.81
Net asset value at beginning of year	30.60		23.86	38.45	36.72	31.91

Net asset value at end of year	$35.54		$30.60	$23.86	$38.45	$36.72

Ratios/Supplemental Data:
Ratio of expenses to average net assets	0.85	%(c)	0.87%††	0.56%††	0.54%††	0.57%††
Ratio of net investment income (loss) to average net assets	(0.85)%		(0.76)%	(0.47)%	(0.52)%	(0.56)%
Portfolio turnover†††	71%		153%	3%	6%	6%
Total return	16.14%		28.25%	(37.95)%	4.71%	15.07%
Net assets at end of year (in thousands)	$293,142		$266,484	$221,260	$438,803	$437,011

(a)	Amounts less than $0.005 per unit are rounded to zero.
(b)	Net of payment made by the program’s record keeper, an affiliate, who reimbursed the Fund for trading losses attributable to processing errors. Impact of the increase is less than $0.005 per unit.
(c)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.020% for the year ended December 31, 2010.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $90 and $0 and units of 90 and 0, respectively)	$90	$—
Investments in collective investment funds, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $35,944,250 and $24,070,803 and units of 1,313,540 and 949,116, respectively)	44,387,144	25,331,899
Receivable for fund units sold	657,452	201,721

Total assets	45,044,686	25,533,620

Liabilities
Payable for investments purchased	657,452	139,344
Payable for fund units redeemed	—	62,377
Investment advisory fee payable	—	993
ING—program fee payable	17,373	10,053
Trustee, management and administration fees payable	3,028	1,912
ABA Retirement Funds—program fee payable	2,462	1,430
Other accruals	15,963	6,336

Total liabilities	696,278	222,445

Net Assets (equivalent to $24.69 and $19.66 per unit based on 1,796,377 and 1,287,394 units outstanding, respectively)	$44,348,408	$25,311,175

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Operations

	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
Investment income	$—	$—
Expenses
ING—program fee	165,917	44,704
State Street Bank and Trust Company—program fee	—	690
Trustee, management and administration fees	29,944	9,021
Investment advisory fee	14,088	4,447
ABA Retirement Funds—program fee	23,305	6,348
Legal and audit fees	15,183	6,075
Compliance consultant fees	10,851	3,512
Reports to unitholders	4,239	2,352
Registration fees	4,571	841
Other fees	2,886	2,835

Total expenses	270,984	80,825

Net investment income (loss)	(270,984)	(80,825)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	673,419	2,284,833

Net realized gain (loss)	673,419	2,284,833

Change in net unrealized appreciation (depreciation) on:
Investments	7,181,798	1,261,096

Change in net unrealized appreciation (depreciation)	7,181,798	1,261,096

Net realized and unrealized gain (loss)	7,855,217	3,545,929

Net increase (decrease) in net assets resulting from operations	$7,584,233	$3,465,104

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(270,984)	$(80,825)
Net realized gain (loss)	673,419	2,284,833
Change in net unrealized appreciation (depreciation)	7,181,798	1,261,096

Net increase (decrease) in net assets resulting from operations	7,584,233	3,465,104

From unitholder transactions
Proceeds from units issued	28,360,511	26,022,276
Cost of units redeemed	(16,907,511)	(4,176,205)

Net increase (decrease) in net assets from unitholder transactions	11,453,000	21,846,071

Net increase (decrease) in net assets	19,037,233	25,311,175
Net Assets
Beginning of period	25,311,175	—

End of period	$44,348,408	$25,311,175

Number of units
Outstanding-beginning of period	1,287,394	—
Issued	1,314,586	1,523,294
Redeemed	(805,603)	(235,900)

Outstanding-end of period	1,796,377	1,287,394

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2010		For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses†,††	(0.18)		(0.15)

Net investment income (loss)	(0.18)		(0.15)
Net realized and unrealized gain (loss)	5.21		6.81

Net increase (decrease) in unit value	5.03		6.66
Net asset value at beginning of period	19.66		13.00

Net asset value at end of period	$24.69		$19.66

Ratios/Supplemental Data:
Ratio of expenses to average net assets*	0.84	%(b)	0.91%††
Ratio of net investment income (loss) to average net assets*	(0.84)%		(0.91)%
Portfolio turnover**,†††	22%		165%
Total return**	25.58%		51.23%
Net assets at end of period (in thousands)	$44,348		$25,311

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.020% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $54 and $0 and units of 54 and 0, respectively)	$54	$—
Investments in collective investment funds, at value:
SSgA Russell Small Cap Index Non-Lending Series Fund Class A (cost $21,991,797 and $14,957,294 and units of 1,138,075 and 834,557, respectively)	26,818,749	15,521,092
Receivable for fund units sold	269,225	117,203

Total assets	27,088,028	15,638,295

Liabilities
Payable for investments purchased	269,225	115,303
Payable for fund units redeemed	—	1,900
Investment advisory fee payable	—	584
ING—program fee payable	10,017	6,242
Trustee, management and administration fees payable	1,745	1,190
ABA Retirement Funds—program fee payable	1,419	890
Other accruals	9,553	4,120

Total liabilities	291,959	130,229

Net Assets (equivalent to $25.98 and $20.67 per unit based on 1,031,517 and 750,212 units outstanding, respectively)	$26,796,069	$15,508,066

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Operations

	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
Investment income	$—	$—
Expenses
ING—program fee	98,589	31,548
State Street Bank and Trust Company—program fee	—	668
Trustee, management and administration fees	17,846	6,445
Investment advisory fee	8,416	3,128
ABA Retirement Funds—program fee	13,856	4,478
Legal and audit fees	9,018	4,199
Compliance consultant fees	6,452	2,420
Reports to unitholders	2,554	1,716
Registration fees	2,691	577
Other fees	1,744	2,093

Total expenses	161,166	57,272

Net investment income (loss)	(161,166)	(57,272)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	380,400	1,791,939

Net realized gain (loss)	380,400	1,791,939

Change in net unrealized appreciation (depreciation) on:
Investments	4,263,154	563,798

Change in net unrealized appreciation (depreciation)	4,263,154	563,798

Net realized and unrealized gain (loss)	4,643,554	2,355,737

Net increase (decrease) in net assets resulting from operations	$4,482,388	$2,298,465

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(161,166)	$(57,272)
Net realized gain (loss)	380,400	1,791,939
Change in net unrealized appreciation (depreciation)	4,263,154	563,798

Net increase (decrease) in net assets resulting from operations	4,482,388	2,298,465

From unitholder transactions
Proceeds from units issued	17,575,232	17,978,513
Cost of units redeemed	(10,769,617)	(4,768,912)

Net increase (decrease) in net assets from unitholder transactions	6,805,615	13,209,601

Net increase (decrease) in net assets	11,288,003	15,508,066
Net Assets
Beginning of period	15,508,066	—

End of period	$26,796,069	$15,508,066

Number of units
Outstanding-beginning of period	750,212	—
Issued	778,818	1,020,803
Redeemed	(497,513)	(270,591)

Outstanding-end of period	1,031,517	750,212

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2010		For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses†,††	(0.19)		(0.16)

Net investment income (loss)	(0.19)		(0.16)
Net realized and unrealized gain (loss)	5.50		6.83

Net increase (decrease) in unit value	5.31		6.67
Net asset value at beginning of period	20.67		14.00

Net asset value at end of period	$25.98		$20.67

Ratios/Supplemental Data:
Ratio of expenses to average net assets*	0.84	%(b)	0.90%††
Ratio of net investment income (loss) to average net assets*	(0.84)%		(0.90)%
Portfolio turnover**,†††	33%		192%
Total return**	25.69%		47.64%
Net assets at end of period (in thousands)	$26,796		$15,508

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.020% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $87 and $0 and units of 87 and 0, respectively)	$87	$—
Investments in collective investment funds, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $39,231,983 and $23,540,980 and units of 3,283,291 and 2,011,204, respectively)	44,193,095	24,367,752
Receivable for fund units sold	1,216,106	178,421
Other assets	25	—

Total assets	45,409,313	24,546,173

Liabilities
Payable for investments purchased	1,216,106	103,107
Payable for fund units redeemed	—	75,314
Investment advisory fee payable	—	1,891
ING—program fee payable	17,216	9,797
Trustee, management and administration fees payable	3,003	1,869
ABA Retirement Funds—program fee payable	2,442	1,397
Other accruals	29,468	6,323

Total liabilities	1,268,235	199,698

Net Assets (equivalent to $28.94 and $26.28 per unit based on 1,525,410 and 926,417 units outstanding, respectively)	$44,141,078	$24,346,475

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Operations

	For the year ended December 31, 2010	For the period March 3, 2009(a) to December 31, 2009
Investment income	$—	$—
Expenses
ING—program fee	161,686	46,652
State Street Bank and Trust Company—program fee	—	390
Trustee, management and administration fees	29,072	9,330
Investment advisory fee	34,051	9,138
ABA Retirement Funds—program fee	22,689	6,570
Legal and audit fees	14,945	6,219
Compliance consultant fees	10,654	3,583
Reports to unitholders	3,990	2,436
Registration fees	4,620	859
Other fees	2,696	3,021

Total expenses	284,403	88,198

Net investment income (loss)	(284,403)	(88,198)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	51,707	2,482,853

Net realized gain (loss)	51,707	2,482,853

Change in net unrealized appreciation (depreciation) on:
Investments	4,134,339	826,772

Change in net unrealized appreciation (depreciation)	4,134,339	826,772

Net realized and unrealized gain (loss)	4,186,046	3,309,625

Net increase (decrease) in net assets resulting from operations	$3,901,643	$3,221,427

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the period March 3, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(284,403)	$(88,198)
Net realized gain (loss)	51,707	2,482,853
Change in net unrealized appreciation (depreciation)	4,134,339	826,772

Net increase (decrease) in net assets resulting from operations	3,901,643	3,221,427

From unitholder transactions
Proceeds from units issued	26,056,089	23,437,420
Cost of units redeemed	(10,163,129)	(2,312,372)

Net increase (decrease) in net assets from unitholder transactions	15,892,960	21,125,048

Net increase (decrease) in net assets	19,794,603	24,346,475
Net Assets
Beginning of period	24,346,475	—

End of period	$44,141,078	$24,346,475

Number of units
Outstanding-beginning of period	926,417	—
Issued	990,923	1,022,072
Redeemed	(391,930)	(95,655)

Outstanding-end of period	1,525,410	926,417

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2010		For the period March 3, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses†,††	(0.23)		(0.20)

Net investment income (loss)	(0.23)		(0.20)
Net realized and unrealized gain (loss)	2.89		11.48

Net increase (decrease) in unit value	2.66		11.28
Net asset value at beginning of period	26.28		15.00

Net asset value at end of period	$28.94		$26.28

Ratios/Supplemental Data:
Ratio of expenses to average net assets*	0.90	%(b)	0.96%††
Ratio of net investment income (loss) to average net assets*	(0.90)%		(0.96)%
Portfolio turnover**,†††	12%		147%
Total return**	10.12%		75.20%
Net assets at end of period (in thousands)	$44,141		$24,346

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.050% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $27 and $0 and units of 27 and 0, respectively)	$27	$—
Investments in collective investment funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $5,540,816 and $2,258,845 and units of 275,552 and 119,350, respectively)	5,707,777	2,327,329
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $3,227,671 and $1,450,567 and units of 141,916 and 84,890, respectively)	3,816,552	1,785,570
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $2,745,087 and $1,155,811 and units of 332,103 and 149,113, respectively)	3,279,185	1,262,836
Receivable for fund units sold	38,418	58,971

Total assets	12,841,959	5,434,706

Liabilities
Payable for investments purchased	38,418	58,971
Investment advisory fee payable	—	386
ING—program fee payable	5,478	2,167
Trustee, management and administration fees payable	954	414
ABA Retirement Funds—program fee payable	776	308
Payable for legal and audit services	1,122	—
Payable for compliance consultant fees	627	—
Other accruals	5,139	1,334

Total liabilities	52,514	63,580

Net Assets (equivalent to $16.62 and $14.51 per unit based on 769,370 and 370,249 units outstanding, respectively)	$12,789,445	$5,371,126

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Operations

	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
Investment income	$—	$—
Expenses
ING—program fee	47,495	8,479
Trustee, management and administration fees	8,475	1,660
Investment advisory fee	7,566	1,485
ABA Retirement Funds—program fee	6,642	1,202
Legal and audit fees	4,325	1,187
Compliance consultant fees	3,079	689
Reports to unitholders	1,114	400
Registration fees	1,365	168
Other fees	749	499

Total expenses	80,810	15,769

Net investment income (loss)	(80,810)	(15,769)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	644,740	34,750

Net realized gain (loss)	644,740	34,750

Change in net unrealized appreciation (depreciation) on:
Investments	779,428	510,512

Change in net unrealized appreciation (depreciation)	779,428	510,512

Net realized and unrealized gain (loss)	1,424,168	545,262

Net increase (decrease) in net assets resulting from operations	$1,343,358	$529,493

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(80,810)	$(15,769)
Net realized gain (loss)	644,740	34,750
Change in net unrealized appreciation (depreciation)	779,428	510,512

Net increase (decrease) in net assets resulting from operations	1,343,358	529,493

From unitholder transactions
Proceeds from units issued	10,035,607	5,465,488
Cost of units redeemed	(3,960,646)	(623,855)

Net increase (decrease) in net assets from unitholder transactions	6,074,961	4,841,633

Net increase (decrease) in net assets	7,418,319	5,371,126
Net Assets
Beginning of period	5,371,126	—

End of period	$12,789,445	$5,371,126

Number of units
Outstanding-beginning of period	370,249	—
Issued	656,434	418,128
Redeemed	(257,313)	(47,879)

Outstanding-end of period	769,370	370,249

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2010		For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses†,††	(0.14)		(0.06)

Net investment income (loss)	(0.14)		(0.06)
Net realized and unrealized gain (loss)	2.25		2.57

Net increase (decrease) in unit value	2.11		2.51
Net asset value at beginning of period	14.51		12.00

Net asset value at end of period	$16.62		$14.51

Ratios/Supplemental Data:
Ratio of expenses to average net assets*	0.88	%(b)	0.95%††
Ratio of net investment income (loss) to average net assets*	(0.88)%		(0.95)%
Portfolio turnover**,†††	39%		14%
Total return**	14.54%		20.92%
Net assets at end of period (in thousands)	$12,789		$5,371

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds this Fund invests in. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.020% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement Income Securities Lending Series Fund Class I (cost $0 and $18,361,497 and units of 0 and 1,604,231, respectively)	$—	$19,140,084
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $33,661,787 and $9,202,591 and units of 2,920,687 and 885,586, respectively)	35,550,602	9,822,032
Cash	74	—
Receivable for investments sold	258,989	—
Receivable for fund units sold	—	200,281

Total assets	35,809,665	29,162,397

Liabilities
Payable for investments purchased	—	181,343
Payable for fund units redeemed	258,989	18,938
Retirement Date Fund management fee payable	17,113	2,400
ING—program fee payable	15,495	12,111
Trustee, management and administration fees payable	3,442	2,319
ABA Retirement Funds—program fee payable	2,199	1,725
Other accruals	7,464	9,621

Total liabilities	304,702	228,457

Net Assets (equivalent to $11.91 and $10.94 per unit based on 2,982,118 and 2,645,849 units outstanding, respectively)	$35,504,963	$28,933,940

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Investment income	$—	$—	$—
Expenses
ING—program fee	173,705	94,026	—
State Street Bank and Trust Company—program fee	—	32,902	101,324
Trustee, management and administration fees	35,478	28,691	29,493
Retirement Date Fund management fee	32,935	26,802	29,351
ABA Retirement Funds—program fee	24,383	16,777	13,267
Legal and audit fees	15,541	15,835	7,977
Compliance consultant fees	11,088	10,262	7,128
Reports to unitholders	4,516	10,358	3,839
Registration fees	4,541	2,012	1,032
Other fees	3,095	8,108	4,619

Total expenses	305,282	245,773	198,030

Net investment income (loss)	(305,282)	(245,773)	(198,030)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,654,481	(1,046,468)	182,122

Net realized gain (loss)	2,654,481	(1,046,468)	182,122

Change in net unrealized appreciation
(depreciation) on:
Investments	490,787	4,924,630	(4,550,034)

Change in net unrealized appreciation (depreciation)	490,787	4,924,630	(4,550,034)

Net realized and unrealized gain (loss)	3,145,268	3,878,162	(4,367,912)

Net increase (decrease) in net assets resulting from operations	$2,839,986	$3,632,389	$(4,565,942)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
From operations
Net investment income (loss)	$(305,282)	$(245,773)	$(198,030)
Net realized gain (loss)	2,654,481	(1,046,468)	182,122
Change in net unrealized appreciation (depreciation)	490,787	4,924,630	(4,550,034)

Net increase (decrease) in net assets resulting from operations	2,839,986	3,632,389	(4,565,942)

From unitholder transactions
Proceeds from units issued	13,026,277	6,978,347	22,979,591
Cost of units redeemed	(9,295,240)	(9,138,858)	(9,557,225)

Net increase (decrease) in net assets from unitholder transactions	3,731,037	(2,160,511)	13,422,366

Net increase (decrease) in net assets	6,571,023	1,471,878	8,856,424
Net Assets
Beginning of year	28,933,940	27,462,062	18,605,638

End of year	$35,504,963	$28,933,940	$27,462,062

Number of units
Outstanding-beginning of year	2,645,849	2,883,860	1,676,159
Issued	1,152,348	692,688	2,131,117
Redeemed	(816,079)	(930,699)	(923,416)

Outstanding-end of year	2,982,118	2,645,849	2,883,860

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31,					For the period August 9, 2006(a) to December 31, 2006
	2010		2009	2008	2007
Investment income†	$—		$—	$—	$—	$—
Expenses†,††	(0.10)		(0.09)	(0.07)	(0.07)	(0.03)

Net investment income (loss)	(0.10)		(0.09)	(0.07)	(0.07)	(0.03)
Net realized and unrealized gain (loss)	1.07		1.51	(1.51)	0.67	0.53

Net increase (decrease) in unit value	0.97		1.42	(1.58)	0.60	0.50
Net asset value at beginning of period	10.94		9.52	11.10	10.50	10.00

Net asset value at end of period	$11.91		$10.94	$9.52	$11.10	$10.50

Ratios/Supplemental Data:
Ratio of expenses to average net assets*	0.92	%(b)	0.92%††	0.67%††	0.64%††	0.69%††
Ratio of net investment income (loss) to average net assets*	(0.92)%		(0.92)%	(0.67)%	(0.64)%	(0.69)%
Portfolio turnover**,†††	91%		54%	33%	21%	72%
Total return**	8.87%		14.92%	(14.23)%	5.71%	5.00%
Net assets at end of period (in thousands)	$35,505		$28,934	$27,462	$18,606	$11,432

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.030% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2010 Securities Lending Series Fund Class I (cost $0 and $40,364,833 and units of 0 and 3,571,764, respectively)	$—	$42,053,949
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $65,124,151 and $18,513,806 and units of 5,438,050 and 1,755, 367, respectively)	69,514,596	19,977,832
Cash	146	—
Receivable for fund units sold	21,845	89,899

Total assets	69,536,587	62,121,680

Liabilities
Payable for investments purchased	21,845	88,037
Payable for fund units redeemed	—	1,862
Retirement Date Fund management fee payable	31,464	5,256
ING—program fee payable	29,424	26,575
Trustee, management and administration fees payable	6,498	5,080
ABA Retirement Funds—program fee payable	4,151	3,785
Payable for legal and audit services	6,207	9,717
Other accruals	8,463	10,493

Total liabilities	108,052	150,805

Net Assets (equivalent to $14.24 and $12.75 per unit based on 4,877,243 and 4,859,187 units outstanding, respectively)	$69,428,535	$61,970,875

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Operations

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Investment income	$—	$—	$—
Expenses
ING—program fee	337,855	189,857	—
State Street Bank and Trust Company—program fee	—	57,705	179,924
Trustee, management and administration fees	68,921	55,292	52,369
Retirement Date Fund management fee	62,849	51,889	52,213
ABA Retirement Funds—program fee	47,450	32,821	23,563
Legal and audit fees	30,269	30,922	14,133
Compliance consultant fees	21,615	19,755	12,636
Reports to unitholders	8,918	19,618	6,807
Registration fees	8,764	3,954	1,830
Other fees	6,124	15,686	8,165

Total expenses	592,765	477,499	351,640

Net investment income (loss)	(592,765)	(477,499)	(351,640)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	6,477,298	(3,508,460)	(126,974)

Net realized gain (loss)	6,477,298	(3,508,460)	(126,974)

Change in net unrealized appreciation (depreciation) on:
Investments	1,237,303	11,783,475	(10,265,467)

Change in net unrealized appreciation (depreciation)	1,237,303	11,783,475	(10,265,467)

Net realized and unrealized gain (loss)	7,714,601	8,275,015	(10,392,441)

Net increase (decrease) in net assets resulting from operations	$7,121,836	$7,797,516	$(10,744,081)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
From operations
Net investment income (loss)	$(592,765)	$(477,499)	$(351,640)
Net realized gain (loss)	6,477,298	(3,508,460)	(126,974)
Change in net unrealized appreciation (depreciation)	1,237,303	11,783,475	(10,265,467)

Net increase (decrease) in net assets resulting from operations	7,121,836	7,797,516	(10,744,081)

From unitholder transactions
Proceeds from units issued	22,892,233	20,938,733	42,530,838
Cost of units redeemed	(22,556,409)	(15,951,278)	(20,700,116)

Net increase (decrease) in net assets from unitholder transactions	335,824	4,987,455	21,830,722

Net increase (decrease) in net assets	7,457,660	12,784,971	11,086,641
Net Assets
Beginning of year	61,970,875	49,185,904	38,099,263

End of year	$69,428,535	$61,970,875	$49,185,904

Number of units
Outstanding-beginning of year	4,859,187	4,478,584	2,807,869
Issued	1,711,132	1,791,685	3,342,882
Redeemed	(1,693,076)	(1,411,082)	(1,672,167)

Outstanding-end of year	4,877,243	4,859,187	4,478,584

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31,					For the period August 8, 2006(a) to December 31, 2006
	2010		2009	2008	2007
Investment income†	$—		$—	$—	$—	$—
Expenses†,††	(0.12)		(0.11)	(0.08)	(0.08)	(0.03)

Net investment income (loss)	(0.12)		(0.11)	(0.08)	(0.08)	(0.03)
Net realized and unrealized gain (loss)	1.61		1.88	(2.51)	0.88	0.80

Net increase (decrease) in unit value	1.49		1.77	(2.59)	0.80	0.77
Net asset value at beginning of period	12.75		10.98	13.57	12.77	12.00

Net asset value at end of period	$14.24		$12.75	$10.98	$13.57	$12.77

Ratios/Supplemental Data:
Ratio of expenses to average net assets*	0.92	%(b)	0.92%††	0.67%††	0.63%††	0.69%††
Ratio of net investment income (loss) to average net assets*	(0.92)%		(0.92)%	(0.67)%	(0.63)%	(0.69)%
Portfolio turnover**,†††	96%		56%	27%	18%	21%
Total return**	11.69%		16.12%	(19.09)%	6.26%	6.42%
Net assets at end of period (in thousands)	$69,429		$61,971	$49,186	$38,099	$15,765

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.030% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $275 and $0 and units of 275 and 0, respectively)	$275	$—
Investments in collective investment funds, at value:
SSgA Target Retirement 2020 Securities Lending Series Fund Class I (cost $0 and $70,568,711 and units of 0 and 6,265,442, respectively)	—	72,898,412
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $123,528,089 and $30,659,606 and units of 10,044,096 and 2,864,045,respectively)	135,866,487	33,772,813
Receivable for fund units sold	461,938	299,844

Total assets	136,328,700	106,971,069

Liabilities
Payable for investments purchased	461,938	267,837
Payable for fund units redeemed	—	32,007
Retirement Date Fund management fee payable	58,970	8,922
ING—program fee payable	55,248	45,003
Trustee, management and administration fees payable	12,208	8,613
ABA Retirement Funds—program fee payable	7,799	6,423
Other accruals	28,107	34,032

Total liabilities	624,270	402,837

Net Assets (equivalent to $16.48 and $14.45 per unit based on 8,237,096and 7,372,493 units outstanding, respectively)	$135,704,430	$106,568,232

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Operations

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Investment income	$—	$—	$—
Expenses
ING—program fee	603,124	317,068	—
State Street Bank and Trust Company—program fee	—	90,050	281,786
Trustee, management and administration fees	123,151	90,356	81,965
Retirement Date Fund management fee	114,234	85,000	81,762
ABA Retirement Funds—program fee	84,664	54,184	36,879
Legal and audit fees	54,440	50,973	22,066
Compliance consultant fees	38,880	32,416	19,732
Reports to unitholders	15,802	31,503	10,630
Registration fees	15,936	6,554	2,857
Other fees	10,824	26,076	12,779

Total expenses	1,061,055	784,180	550,456

Net investment income (loss)	(1,061,055)	(784,180)	(550,456)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	9,751,425	(9,481,156)	(1,007,714)

Net realized gain (loss)	9,751,425	(9,481,156)	(1,007,714)

Change in net unrealized appreciation (depreciation) on:
Investments	6,895,490	27,100,587	(23,937,922)

Change in net unrealized appreciation (depreciation)	6,895,490	27,100,587	(23,937,922)

Net realized and unrealized gain (loss)	16,646,915	17,619,431	(24,945,636)

Net increase (decrease) in net assets resulting from operations	$15,585,860	$16,835,251	$(25,496,092)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
From operations
Net investment income (loss)	$(1,061,055)	$(784,180)	$(550,456)
Net realized gain (loss)	9,751,425	(9,481,156)	(1,007,714)
Change in net unrealized appreciation (depreciation)	6,895,490	27,100,587	(23,937,922)

Net increase (decrease) in net assets resulting from operations	15,585,860	16,835,251	(25,496,092)

From unitholder transactions
Proceeds from units issued	45,282,876	38,106,822	75,915,473
Cost of units redeemed	(31,732,538)	(23,229,302)	(24,641,125)

Net increase (decrease) in net assets from unitholder transactions	13,550,338	14,877,520	51,274,348

Net increase (decrease) in net assets	29,136,198	31,712,771	25,778,256
Net Assets
Beginning of year	106,568,232	74,855,461	49,077,205

End of year	$135,704,430	$106,568,232	$74,855,461

Number of units
Outstanding-beginning of year	7,372,493	6,284,404	2,995,453
Issued	2,964,293	2,970,277	5,055,777
Redeemed	(2,099,690)	(1,882,188)	(1,766,826)

Outstanding-end of year	8,237,096	7,372,493	6,284,404

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31,					For the period August 2, 2006(a) to December 31, 2006
	2010		2009	2008	2007
Investment income†	$—		$—	$—	$—	$—
Expenses†,††	(0.14)		(0.12)	(0.10)	(0.10)	(0.04)

Net investment income (loss)	(0.14)		(0.12)	(0.10)	(0.10)	(0.04)
Net realized and unrealized gain (loss)	2.17		2.66	(4.37)	1.16	1.36

Net increase (decrease) in unit value	2.03		2.54	(4.47)	1.06	1.32
Net asset value at beginning of period	14.45		11.91	16.38	15.32	14.00

Net asset value at end of period	$16.48		$14.45	$11.91	$16.38	$15.32

Ratios/Supplemental Data:
Ratio of expenses to average net assets*	0.91	%(b)	0.92%††	0.67%††	0.63%††	0.69%††
Ratio of net investment income (loss) to average net assets*	(0.91)%		(0.92)%	(0.67)%	(0.63)%	(0.69)%
Portfolio turnover**,†††	86%		51%	17%	20%	16%
Total return**	14.05%		21.33%	(27.29)%	6.92%	9.43%
Net assets at end of period (in thousands)	$135,704		$106,568	$74,855	$49,077	$21,315

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.030% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $221 and $0 and units of 221 and 0, respectively)	$221	$—
Investments in collective investment funds, at value:
SSgA Target Retirement 2030 Securities Lending Series Fund Class I (cost $0 and $51,752,852 and units of 0 and 4,600,846, respectively)	—	52,757,899
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $96,155,242 and $21,750,970 and units of 7,760,728 and 2,016,817,respectively)	108,526,023	24,340,964
Receivable for investments sold	22,508	—
Receivable for fund units sold	—	373,665

Total assets	108,548,752	77,472,528

Liabilities
Payable for investments purchased	—	224,238
Payable for fund units redeemed	22,508	149,427
Retirement Date Fund management fee payable	48,332	6,420
ING—program fee payable	44,292	32,407
Trustee, management and administration fees payable	9,803	6,198
ABA Retirement Funds—program fee payable	6,263	4,622
Payable for legal and audit services	9,567	—
Other accruals	13,044	24,201

Total liabilities	153,809	447,513

Net Assets (equivalent to $18.45 and $16.03 per unit based on 5,874,159 and 4,804,674 units outstanding, respectively)	$108,394,943	$77,025,015

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Operations

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Investment income	$—	$—	$—
Expenses
ING—program fee	467,720	224,339	—
State Street Bank and Trust Company—program fee	—	61,701	203,593
Trustee, management and administration fees	95,618	63,342	59,150
Retirement Date Fund management fee	90,204	59,638	59,210
ABA Retirement Funds—program fee	65,648	38,065	26,646
Legal and audit fees	42,371	35,746	15,834
Compliance consultant fees	30,245	22,641	14,177
Reports to unitholders	12,065	22,073	7,637
Registration fees	12,567	4,595	2,053
Other fees	8,237	18,288	9,136

Total expenses	824,675	550,428	397,436

Net investment income (loss)	(824,675)	(550,428)	(397,436)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	5,325,676	(8,496,277)	(353,221)

Net realized gain (loss)	5,325,676	(8,496,277)	(353,221)

Change in net unrealized appreciation (depreciation) on:
Investments	8,775,740	23,189,920	(21,728,360)

Change in net unrealized appreciation (depreciation)	8,775,740	23,189,920	(21,728,360)

Net realized and unrealized gain (loss)	14,101,416	14,693,643	(22,081,581)

Net increase (decrease) in net assets resulting from operations	$13,276,741	$14,143,215	$(22,479,017)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
From operations
Net investment income (loss)	$(824,675)	$(550,428)	$(397,436)
Net realized gain (loss)	5,325,676	(8,496,277)	(353,221)
Change in net unrealized appreciation (depreciation)	8,775,740	23,189,920	(21,728,360)

Net increase (decrease) in net assetsresulting from operations	13,276,741	14,143,215	(22,479,017)

From unitholder transactions
Proceeds from units issued	36,851,337	27,908,180	48,033,691
Cost of units redeemed	(18,758,150)	(16,268,736)	(18,719,510)

Net increase (decrease) in net assetsfrom unitholder transactions	18,093,187	11,639,444	29,314,181

Net increase (decrease) in net assets	31,369,928	25,782,659	6,835,164
Net Assets
Beginning of year	77,025,015	51,242,356	44,407,192

End of year	$108,394,943	$77,025,015	$51,242,356

Number of units
Outstanding-beginning of year	4,804,674	4,006,357	2,334,893
Issued	2,192,782	2,010,319	2,832,112
Redeemed	(1,123,297)	(1,212,002)	(1,160,648)

Outstanding-end of year	5,874,159	4,804,674	4,006,357

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31,					For the period August 2, 2006 (a) to December 31, 2006
	2010		2009	2008	2007
Investment income†	$—		$—	$—	$—	$—
Expenses†,††	(0.15)		(0.13)	(0.11)	(0.12)	(0.05)

Net investment income (loss)	(0.15)		(0.13)	(0.11)	(0.12)	(0.05)
Net realized and unrealized gain (loss)	2.57		3.37	(6.12)	1.38	1.81

Net increase (decrease) in unit value	2.42		3.24	(6.23)	1.26	1.76
Net asset value at beginning of period	16.03		12.79	19.02	17.76	16.00

Net asset value at end of period	$18.45		$16.03	$12.79	$19.02	$17.76

Ratios/Supplemental Data:
Ratio of expenses to average net assets	0.91	%(b)	0.92%††	0.67%††	0.63%††	0.69%††
Ratio of net investment income (loss) to average net assets*	(0.91)%		(0.92)%	(0.67)%	(0.63)%	(0.69)%
Portfolio turnover**,†††	79%		48%	15%	7%	6%
Total return**	15.10%		25.33%	(32.75)%	7.09%	11.00%
Net assets at end of period (in thousands)	$108,395		$77,025	$51,242	$44,407	$15,260

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.030% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $131 and $0 and units of 131 and 0, respectively)	$131	$—
Investments in collective investment funds, at value:
SSgA Target Retirement 2040 Securities Lending Series Fund Class I (cost $0 and $31,735,746 and units of 0 and 2,903,818, respectively)	—	33,605,889
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $58,128,417 and $14,209,070 and units of 4,645,229 and 1,313,834, respectively)	66,022,644	16,055,054
Receivable for fund units sold	46,485	336,249

Total assets	66,069,260	49,997,192

Liabilities
Payable for investments purchased	46,485	334,639
Payable for fund units redeemed	—	1,610
Retirement Date Fund management fee payable	28,448	4,114
ING—program fee payable	26,294	20,767
Trustee, management and administration fees payable	5,795	3,971
ABA Retirement Funds—program fee payable	3,703	2,960
Payable for legal and audit services	5,805	—
Other accruals	7,914	15,635

Total liabilities	124,444	383,696

Net Assets (equivalent to $20.59 and $17.83 per unit based on 3,203,304 and 2,782,633 units outstanding, respectively)	$65,944,816	$49,613,496

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Operations

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Investment income	$—	$—	$—
Expenses
ING—program fee	285,487	147,055
State Street Bank and Trust Company—program fee	—	37,789	124,294
Trustee, management and administration fees	58,274	40,740	36,109
Retirement Date Fund management fee	54,585	38,411	36,167
ABA Retirement Funds—program fee	40,069	24,600	16,271
Legal and audit fees	25,789	22,962	9,658
Compliance consultant fees	18,418	14,446	8,649
Reports to unitholders	7,475	14,099	4,660
Registration fees	7,558	2,954	1,253
Other fees	5,120	11,860	5,566

Total expenses	502,775	354,916	242,627

Net investment income (loss)	(502,775)	(354,916)	(242,627)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	4,568,233	(5,806,246)	(385,452)

Net realized gain (loss)	4,568,233	(5,806,246)	(385,452)

Change in net unrealized appreciation (depreciation) on:
Investments	4,178,100	16,565,546	(14,478,560)

Change in net unrealized appreciation (depreciation)	4,178,100	16,565,546	(14,478,560)

Net realized and unrealized gain (loss)	8,746,333	10,759,300	(14,864,012)

Net increase (decrease) in net assets resulting from operations	$8,243,558	$10,404,384	$(15,106,639)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
From operations
Net investment income (loss)	$(502,775)	$(354,916)	$(242,627)
Net realized gain (loss)	4,568,233	(5,806,246)	(385,452)
Change in net unrealized appreciation (depreciation)	4,178,100	16,565,546	(14,478,560)

Net increase (decrease) in net assets resulting from operations	8,243,558	10,404,384	(15,106,639)

From unitholder transactions
Proceeds from units issued	22,805,972	18,944,387	29,884,952
Cost of units redeemed	(14,718,210)	(11,048,976)	(12,335,820)

Net increase (decrease) in net assets from unitholder transactions	8,087,762	7,895,411	17,549,132

Net increase (decrease) in net assets	16,331,320	18,299,795	2,442,493
Net Assets
Beginning of year	49,613,496	31,313,701	28,871,208

End of year	$65,944,816	$49,613,496	$31,313,701

Number of units
Outstanding-beginning of year	2,782,633	2,251,543	1,344,258
Issued	1,217,920	1,268,741	1,599,261
Redeemed	(797,249)	(737,651)	(691,976)

Outstanding-end of year	3,203,304	2,782,633	2,251,543

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31,					For the period August 3, 2006(a) to December 31, 2006
	2010		2009	2008	2007
Investment income†	$—		$—	$—	$—	$—
Expenses†,††	(0.17)		(0.14)	(0.12)	(0.13)	(0.06)

Net investment income (loss)	(0.17)		(0.14)	(0.12)	(0.13)	(0.06)
Net realized and unrealized gain (loss)	2.93		4.06	(7.45)	1.62	2.05

Net increase (decrease) in unit value	2.76		3.92	(7.57)	1.49	1.99
Net asset value at beginning of period	17.83		13.91	21.48	19.99	18.00

Net asset value at end of period	$20.59		$17.83	$13.91	$21.48	$19.99

Ratios/Supplemental Data:
Ratio of expenses to average net assets*	0.91	%(b)	0.92%††	0.67%††	0.63%††	0.69%††
Ratio of net investment income (loss) to average net assets*	(0.91)%		(0.92)%	(0.67)%	(0.63)%	(0.69)%
Portfolio turnover**,†††	81%		50%	14%	14%	8%
Total return**	15.48%		28.18%	(35.24)%	7.45%	11.06%
Net assets at end of period (in thousands)	$69,945		$49,613	$31,314	$28,871	$11,894

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.030% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $966,209 and $0 and units of 966,209 and 0, respectively)	$966,209	$—
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $8,604,186 and $3,065,157 and units of 785,284 and 296,295, respectively)	8,775,547	3,106,356
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $2,573,201 and $889,822 and units of 182,600 and 70,594, respectively)	2,988,439	988,386
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $1,542,057 and $548,745 and units of 76,418 and 28,964, respectively)	1,582,916	564,792
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $861,116 and $281,083 and units of 37,381 and 16,111, respectively)	1,005,281	338,875
SSgA International Index Non-Lending Series Fund Class A (cost $841,624 and $286,314 and units of 69,588 and 24,523, respectively)	950,505	310,636
State Street Bank and Trust Company Short Term Investment Fund (cost $0 and $325,615 and units of 0 and 325,615, respectively)	—	325,615
Receivable for investments sold	—	16,484
Receivable for fund units sold	8,869	230,659
Interest and dividends receivable	84	79

Total assets	16,277,850	5,881,882

Liabilities
Payable for investments purchased	8,337	163,532
Payable for fund units redeemed	—	70,352
Investment advisory fee payable	—	267
ING—program fee payable	6,886	2,245
Trustee, management and administration fees payable	1,206	429
ABA Retirement Funds—program fee payable	981	319
Payable for legal and audit services	1,438	—
Payable for compliance consultant fees	803	—
Payable for reports to unitholders	277	—
Other accruals	3,693	1,364

Total liabilities	23,621	238,508

Net Assets (equivalent to $15.64 and $14.39 per unit based on 1,039,603 and 392,122 units outstanding, respectively)	$16,254,229	$5,643,374

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Operations

	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
Investment income
Dividends	$—	$392
Interest	556	—
Interest—affiliated issuers	511	—

Total investment income	1,067	392

Expenses
ING—program fee	54,611	8,613
Trustee, management and administration fees	9,735	1,686
Investment advisory fee	5,035	1,007
ABA Retirement Funds—program fee	7,661	1,220
Legal and audit fees	5,066	1,209
Compliance consultant fees	3,595	702
Reports to unitholders	1,177	407
Registration fees	1,688	171
Other fees	772	508

Total expenses	89,340	15,523

Net investment income (loss)	(88,273)	(15,131)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	396,269	27,642

Net realized gain (loss)	396,269	27,642

Change in net unrealized appreciation (depreciation) on: Investments	642,580	237,924

Change in net unrealized appreciation (depreciation)	642,580	237,924

Net realized and unrealized gain (loss)	1,038,849	265,566

Net increase (decrease) in net assets resulting from operations	$950,576	$250,435

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(88,273)	$(15,131)
Net realized gain (loss)	396,269	27,642
Change in net unrealized appreciation (depreciation)	642,580	237,924

Net increase (decrease) in net assets resulting from operations	950,576	250,435

From unitholder transactions
Proceeds from units issued	14,316,880	5,837,562
Cost of units redeemed	(4,656,601)	(444,623)

Net increase (decrease) in net assets from unitholder transactions	9,660,279	5,392,939

Net increase (decrease) in net assets	10,610,855	5,643,374
Net Assets
Beginning of period	5,643,374	—

End of period	$16,254,229	$5,643,374

Number of units
Outstanding-beginning of period	392,122	—
Issued	957,399	423,304
Redeemed	(309,918)	(31,182)

Outstanding-end of period	1,039,603	392,122

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2010		For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—	(b)	$— (b)
Expenses†,††	(0.13)		(0.06)

Net investment income (loss)	(0.13)		(0.06)
Net realized and unrealized gain (loss)	1.38		1.45

Net increase (decrease) in unit value	1.25		1.39
Net asset value at beginning of period	14.39		13.00

Net asset value at end of period	$15.64		$14.39

Ratios/Supplemental Data:
Ratio of expenses to average net assets*	0.84	%(c)	0.92%††
Ratio of net investment income (loss) to average net assets*	(0.83)%		(0.90)%
Portfolio turnover**,†††	35%		5%
Total return**	8.69%		10.69%
Net assets at end of period (in thousands)	$16,254		$5,643

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
(c)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.030% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $973,216 and $0 and units of 973,216 and 0, respectively)	$973,216	$—
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $10,110,886 and $4,555,406 and units of 937,926 and 440,807, respectively)	10,481,329	4,621,416
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $10,388,430 and $4,536,127 and units of 741,375 and 359,196, respectively)	12,133,340	5,029,103
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $4,102,914 and $1,721,342 and units of 346,298 and 157,061, respectively)	4,661,174	1,902,956
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $1,427,317 and $659,484 and units of 71,964 and 34,847, respectively)	1,490,671	679,525
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,584,565 and $669,758 and units of 72,339 and 38,773, respectively)	1,945,415	815,556
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $438,428 and $248,940 and units of 53,563 and 32,059, respectively)	528,886	271,506
State Street Bank and Trust Company Short Term Investment Fund (cost $0 and $308,661 and units of 0 and 308,661, respectively)	—	308,661
Receivable for investments sold	22,679	92,748
Receivable for fund units sold	—	98,086
Interest and dividends receivable	183	73

Total assets	32,236,893	13,819,630

Liabilities
Payable for investments purchased	64,642	204,076
Payable for fund units redeemed	23,359	22,874
Investment advisory fee payable	—	643
ING—program fee payable	12,677	5,413
Trustee, management and administration fees payable	2,209	1,032
ABA Retirement Funds—program fee payable	1,796	773
Payable for legal and audit services	2,788	—
Other accruals	11,190	3,327

Total liabilities	118,661	238,138

Net Assets (equivalent to $18.34 and $16.43 per unit based on 1,751,335 and 826,808 units outstanding, respectively)	$32,118,232	$13,581,492

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Operations

	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
Investment income
Dividends	$—	$403
Interest	495	—
Interest—affiliated issuers	564	—

Total investment income	1,059	403

Expenses
ING—program fee	115,799	21,194
Trustee, management and administration fees	20,782	4,151
Investment advisory fee	12,844	2,479
ABA Retirement Funds—program fee	16,234	3,007
Legal and audit fees	10,662	2,967
Compliance consultant fees	7,593	1,724
Reports to unitholders	2,741	998
Registration fees	3,368	418
Other fees	1,837	1,248

Total expenses	191,860	38,186

Net investment income (loss)	(190,801)	(37,783)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	676,655	74,380

Net realized gain (loss)	676,655	74,380

Change in net unrealized appreciation (depreciation) on: Investments	2,259,270	929,005

Change in net unrealized appreciation (depreciation)	2,259,270	929,005

Net realized and unrealized gain (loss)	2,935,925	1,003,385

Net increase (decrease) in net assets resulting from operations	$2,745,124	$965,602

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(190,801)	$(37,783)
Net realized gain (loss)	676,655	74,380
Change in net unrealized appreciation (depreciation)	2,259,270	929,005

Net increase (decrease) in net assets resulting from operations	2,745,124	965,602

From unitholder transactions
Proceeds from units issued	21,058,476	13,805,774
Cost of units redeemed	(5,266,860)	(1,189,884)

Net increase (decrease) in net assets from unitholder transactions	15,791,616	12,615,890

Net increase (decrease) in net assets	18,536,740	13,581,492
Net Assets
Beginning of period	13,581,492	—

End of period	$32,118,232	$13,581,492

Number of units
Outstanding-beginning of period	826,808	—
Issued	1,235,557	903,096
Redeemed	(311,030)	(76,288)

Outstanding-end of period	1,751,335	826,808

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2010		For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—	(b)	$— (b)
Expenses†,††	(0.15)		(0.07)

Net investment income (loss)	(0.15)		(0.07)
Net realized and unrealized gain (loss)	2.06		2.50

Net increase (decrease) in unit value	1.91		2.43
Net asset value at beginning of period	16.43		14.00

Net asset value at end of period	$18.34		$16.43

Ratios/Supplemental Data:
Ratio of expenses to average net assets*	0.85	%(c)	0.92%††
Ratio of net investment income (loss) to average net assets*	(0.85)%		(0.91)%
Portfolio turnover**,†††	22%		7%
Total return**	11.63%		17.36%
Net assets at end of period (in thousands)	$32,118		$13,581

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
(c)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.027% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $25 and $0 and units of 25 and 0, respectively)	$25	$—
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $1,641,065 and $584,171 and units of 150,070 and 56,284, respectively)	1,677,035	590,085
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $6,224,255 and $2,131,667 and units of 429,499 and 165,573, respectively)	7,029,176	2,318,191
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A
(cost $2,560,647 and $860,429 and units of 210,738 and 76,533,respectively)	2,836,537	927,276
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $653,650 and $216,113 and units of 28,027 and 12,023, respectively)	753,734	252,894
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $337,145 and $117,317 and units of 40,396 and 14,931, respectively)	398,866	126,447
Cash	—	1
Receivable for investments sold	—	9,646
Receivable for fund units sold	286,854	47,730

Total assets	12,982,227	4,272,270

Liabilities
Payable for investments purchased	286,854	50,407
Payable for fund units redeemed	—	6,969
Investment advisory fee payable	—	186
ING—program fee payable	4,852	1,564
Trustee, management and administration fees payable	838	298
ABA Retirement Funds—program fee payable	681	223
Other accruals	5,384	940

Total liabilities	298,609	60,587

Net Assets (equivalent to $21.25 and $18.62 per unit based on 596,907 and 226,145 units outstanding, respectively)	$12,683,618	$4,211,683

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Operations

	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
Investment income	$—	$—
Expenses
ING—program fee	39,151	5,791
Trustee, management and administration fees	7,003	1,132
Investment advisory fee	4,557	677
ABA Retirement Funds—program fee	5,480	821
Legal and audit fees	3,656	819
Compliance consultant fees	2,604	476
Reports to unitholders	900	275
Registration fees	1,184	115
Other fees	602	336

Total expenses	65,137	10,442

Net investment income (loss)	(65,137)	(10,442)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	311,379	37,834

Net realized gain (loss)	311,379	37,834

Change in net unrealized appreciation (depreciation) on:
Investments	973,390	305,196

Change in net unrealized appreciation (depreciation)	973,390	305,196

Net realized and unrealized gain (loss)	1,284,769	343,030

Net increase (decrease) in net assets resulting from operations	$1,219,632	$332,588

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(65,137)	$(10,442)
Net realized gain (loss)	311,379	37,834
Change in net unrealized appreciation (depreciation)	973,390	305,196

Net increase (decrease) in net assets resulting from operations	1,219,632	332,588

From unitholder transactions
Proceeds from units issued	10,696,181	4,405,545
Cost of units redeemed	(3,443,878)	(526,450)

Net increase (decrease) in net assets from unitholder transactions	7,252,303	3,879,095

Net increase (decrease) in net assets	8,471,935	4,211,683
Net Assets
Beginning of period	4,211,683	—

End of period	$12,683,618	$4,211,683

Number of units
Outstanding-beginning of period	226,145	—
Issued	551,507	256,270
Redeemed	(180,745)	(30,125)

Outstanding-end of period	596,907	226,145

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the Year ended December 31, 2010		For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—		$—
Expenses†,††	(0.16)		(0.08)

Net investment income (loss)	(0.16)		(0.08)
Net realized and unrealized gain (loss)	2.79		3.70

Net increase (decrease) in unit value	2.63		3.62
Net asset value at beginning of period	18.62		15.00

Net asset value at end of period	$21.25		$18.62

Ratios/Supplemental Data:
Ratio of expenses to average net assets*	0.84	%(b)	0.92%††
Ratio of net investment income (loss) to average net assets*	(0.84)%		(0.92)%
Portfolio turnover**,†††	29%		9%
Total return**	14.12%		24.13%
Net assets at end of period (in thousands)	$12,684		$4,212

(a)	Commencement of operations.
(b)	Estimated underlying fund expenses are not expenses that are incurred directly by this Fund. They are expenses that are incurred directly by the underlying fund and are deducted from the value of the funds in which this Fund invests. The effect of the estimated underlying fund expenses that one bears indirectly is included in this Fund’s total return. Estimated acquired fund fees from underlying funds were 0.027% for the year ended December 31, 2010.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
Bond Core Plus Fund (cost $80,939,686 and $91,011,911 and units of 4,112,205 and 4,732,937, respectively)	$105,297,110	$114,022,873
Large Cap Equity Fund (cost $118,437,213 and $140,605,097 and units of 11,731,536 and 14,060,231, respectively)	164,558,249	170,780,000
Cash	567	—
Receivable for investments sold	747,497	62,599

Total assets	270,603,423	284,865,472

Liabilities
Payable for fund units redeemed	747,497	62,599

Total liabilities	747,497	62,599

Net Assets (equivalent to $92.71 and $82.71 per unit based on 2,910,655 and 3,443,359 units outstanding, respectively)	$269,855,926	$284,802,873

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Operations

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Investment income
Dividends (net of foreign tax expense of $0, $1,173 and $11,352, respectively)	$—	$2,022,875	$3,932,797
Interest	—	—	—
Securities lending income, net	—	62,738	233,350

Total investment income	—	2,085,613	4,166,147

Expenses
ING—program fee	—	141,069	—
State Street Bank and Trust Company—program fee	—	175,291	686,064
Trustee, management and administration fees	—	81,835	198,793
Investment advisory fee	—	189,258	487,040
ABA Retirement Funds—program fee	—	37,608	89,890
Legal and audit fees	—	34,647	52,631
Compliance consultant fees	—	25,454	47,266
Reports to unitholders	—	40,482	25,461
Registration fees	—	3,610	6,845
Other fees	—	13,529	29,949

Total expenses	—	742,783	1,623,939

Net investment income (loss)	—	1,342,830	2,542,208

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	—	(32,434,682)	(40,317,215)
Investments in affiliates	13,736,369	11,425,750	6,689,131

Net realized gain (loss)	13,736,369	(21,008,932)	(33,628,084)

Change in net unrealized appreciation (depreciation) on:
Investments	17,292,595	73,878,584	(62,899,351)

Change in net unrealized appreciation (depreciation)	17,292,595	73,878,584	(62,899,351)

Net realized and unrealized gain (loss)	31,028,964	52,869,652	(96,527,435)

Net increase (decrease) in net assets resulting from operations	$31,028,964	$54,212,482	$(93,985,227)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
From operations
Net investment income (loss)	$—	$1,342,830	$2,542,208
Net realized gain (loss)	13,736,369	(21,008,932)	(33,628,084)
Change in net unrealized appreciation (depreciation)	17,292,595	73,878,584	(62,899,351)

Net increase (decrease) in net assets resulting from operations	31,028,964	54,212,482	(93,985,227)

From unitholder transactions
Proceeds from units issued	1,121,453	21,363,715	60,200,751
Cost of units redeemed	(47,097,364)	(68,726,234)	(101,594,335)

Net increase (decrease) in net assets from unitholder transactions	(45,975,911)	(47,362,519)	(41,393,584)

Net increase (decrease) in net assets	(14,946,947)	6,849,963	(135,378,811)
Net Assets
Beginning of period	284,802,873	277,952,910	413,331,721

End of period	$269,855,926	$284,802,873	$277,952,910

Number of units
Outstanding-beginning of period	3,443,359	4,081,965	4,610,378
Issued	12,603	317,735	737,815
Redeemed	(545,307)	(956,341)	(1,266,228)

Outstanding-end of period	2,910,655	3,443,359	4,081,965

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2010	2009	2008	2007	2006
Investment income†	$—	$0.55	$0.95	$0.96	$0.84
Expenses†,††	—	(0.19)	(0.37)	(0.45)	(0.43)

Net investment income (loss)	—	0.36	0.58	0.51	0.41
Net realized and unrealized gain (loss)	10.00	14.26	(22.14)	1.89	5.82

Net increase (decrease) in unit value	10.00	14.62	(21.56)	2.40	6.23
Net asset value at beginning of year	82.71	68.09	89.65	87.25	81.02

Net asset value at end of year	$92.71	$82.71	$68.09	$89.65	$87.25

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.00%	0.27%	0.46%	0.50%	0.51%
Ratio of net investment income (loss) to average net assets(a)	0.00%	0.48%	0.71%	0.57%	0.49%
Portfolio turnover(b)	5%	38%	32%	24%	18%
Total return	12.09%	21.47%	(24.05)%	2.75%	7.69%
Net assets at end of year (in thousands)	$269,856	$284,803	$277,953	$413,332	$447,405

(a)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.
(b)	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity Fund.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets
Investments, at value (cost $2,220,636,968 and $2,452,938,516, respectively)	$2,472,474,568	$1,633,594,648
Investments in collective investment funds, at value (cost $465,484,499 and $466,863,378, respectively)	552,921,938	525,084,628
Northern Trust Global Investments—Government Short Term Investment Fund (cost $117,393,773 and $0 and units of 117,393,773 and 0, respectively)	117,393,773
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $24,847,816 and $0 and units of 24,847,816 and 0, respectively)	24,847,816	—
SSgA collective investment funds (cost $893,834,323 and $885,373,640 and units of 67,110,058 and 55,492,183, respectively)	1,007,928,764	754,669,500
Stable Asset Fund Trust (cost $0 and $1,007,414,692 and units of 0 and 1,007,414,692, respectively)	—	1,015,748,076
State Street Bank and Trust Company Short Term Investment Fund (cost $0 and $634,276 and units of 0 and 634,276, respectively)	—	634,276
Foreign currency, at value (cost $869,051 and $1,762,883, respectively)	899,535	1,759,036
Cash	1,526	89,908
Deposit with broker for open futures contracts	—	18,000
Deposit with broker for investments sold on a delayed delivery basis	653,000	—
Deposit with broker for open swap contracts	1,010,000	140,000
Receivable for investments sold on a delayed delivery basis	88,944,496	116,407,500
Receivable for investments sold	70,571,654	8,496,135
Receivable for fund units sold	3,854,021	11,984,468
Interest and dividends receivable	3,963,579	3,980,629
Unrealized appreciation of forward currency exchange contracts	80,352	111,827
Receivable for futures variation margin	2,800	—
Tax reclaims receivable	429,227	229,941
Interest receivable for closed swap contracts	—	128
Swap contracts, at value (cost $0 and $5,066, respectively)	—	74,447
Swap premiums paid	47,124	—
Unrealized appreciation on swap agreements	388,862	—
Other assets	25	—

Total assets	4,346,413,060	4,073,023,147

Liabilities
Due to custodian	8,798	786,382
Securities sold, not yet purchased, at fair value (proceeds $20,061,562 and $0, respectively)	20,012,349	—
Payable for cash collateral received on securities loaned	240,360,334	314,261,752
Payable for investments purchased on a delayed delivery basis	115,200,156	21,248,984
Payable for investments purchased	23,710,121	19,043,670
Payable for fund units redeemed	8,145,931	9,119,996
Swap contracts, at value (proceeds $0 and $97,228, respectively)	—	233,933
Swap premiums received	29,823	—
Unrealized depreciation on swap agreements	292,117	—
Due to broker for open forward currency exchange contracts	—	881,000
Due to broker for open swap contracts	813,000	310,000
Due to broker for investments purchased on a delayed delivery basis	936,250	1,976,250
Payable for futures variation margin	—	73,925
Unrealized depreciation of forward currency exchange contracts	739,119	863
Investment advisory fee payable	473,767	639,426
Retirement Date Fund management fee payable	184,327	27,112
ING—program fee payable	1,565,104	1,452,519
State Street program fee	—	—
Trustee, management and administration fees payable	279,890	282,279
ABA Retirement Funds—program fee payable	221,041	206,712
Payable for legal and audit services	324,203	217,405
Payable for compliance consultant fees	181,227	—
Payable for reports to unitholders	123,981	—
Registration fees	170,967	—
Other liabilities	—	27,960
Other accruals	312,482	914,660

Total liabilities	414,084,987	371,704,828

Net Assets at fair value	3,932,328,073	3,701,318,319

Adjustment from fair value to contract value for fully benefit responsive contracts	(13,631,391)	(8,333,384)

Net Assets	$3,918,696,682	$3,692,984,935

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Operations

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
Investment income
Dividends	$39,918,431	$13,789,013	$54,329,374
Interest	14,073,180	46,711,907	24,077,946
Interest—affiliated issuers	18,886	—	—
Securities lending income, net	581,499	876,645	962,350

Total investment income	54,591,996	61,377,565	79,369,670

Expenses
ING—program fee	18,017,359	10,400,283	—
State Street Bank and Trust Company—program fee	—	2,624,969	8,193,007
Trustee, management and administration fees	3,299,139	2,866,272	2,380,719
Retirement Date Fund management fee	354,807	261,740	258,703
Investment advisory fee	5,918,445	3,687,353	2,965,595
ABA Retirement Funds—program fees	2,534,293	1,746,378	1,073,612
State Street Global Markets-transition management	—	492,000	—
Legal and audit fees	1,615,424	1,633,827	640,050
Compliance consultant fees	1,153,893	1,031,050	572,999
Reports to unitholders	480,059	963,342	308,663
Registration fees	464,832	212,126	82,975
Other fees	334,469	870,493	367,321

Total expenses	34,172,720	26,789,833	16,843,644

Net investment income (loss)	20,419,276	34,587,732	62,526,026

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	214,245,132	(34,750,844)	(4,604,275)
Foreign currency transactions	(549,973)	286,901	223,168
Futures contracts	3,428,190	10,880,883	3,702,409
Swap contracts	698,074	(8,429,358)	(2,578,950)
Written options	—	—	3,538,373

Net realized gain (loss)	217,821,423	(32,012,418)	280,725

Change in net unrealized appreciation (depreciation) on:
Investments	138,924,900	472,324,549	(443,683,663)
Foreign currency transactions	(697,747)	674,646	(935,546)
Futures contracts	(338,304)	(8,155,101)	3,999,333
Swap contracts	206,218	21,070,534	(22,102,551)

Change in net unrealized appreciation (depreciation)	138,095,067	485,914,628	(462,722,427)

Net realized and unrealized gain (loss)	355,916,490	453,902,210	(462,441,702)

Net increase (decrease) in net assets resulting from operations	$376,335,766	$488,489,942	$(399,915,676)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Changes in Net Assets

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008
From operations
Net investment income (loss)	$20,419,276	$34,587,732	$62,526,026
Net realized gain (loss)	217,821,423	(32,012,418)	280,725
Change in net unrealized appreciation (depreciation)	138,095,067	485,914,628	(462,722,427)

Net increase (decrease) in net assets resulting from operations	376,335,766	488,489,942	(399,915,676)

From unitholder transactions
Proceeds from units issued	795,338,620	1,804,224,209	1,078,359,817
Cost of units redeemed	(945,962,639)	(832,777,081)	(1,148,456,864)

Net increase (decrease) in net assets from unitholder transactions	(150,624,019)	971,447,128	(70,097,047)

Net increase (decrease) in net assets	225,711,747	1,459,937,070	(470,012,723)
Net Assets
Beginning of year	3,692,984,935	2,233,047,865	2,703,060,588

End of year	$3,918,696,682	$3,692,984,935	$2,233,047,865

Number of units
Outstanding-beginning of year	183,994,183	86,663,703	85,253,418
Issued	37,876,183	138,131,118	42,314,428
Redeemed	(44,762,765)	(40,800,638)	(40,904,143)

Outstanding-end of year	177,107,601	183,994,183	86,663,703

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements

1.    Description of the Collective Trust

The American Bar Association Members/Northern Trust Collective Trust (formerly known as the American Bar Association Members/State Street Collective Trust, referred to herein as the “Collective Trust”) was organized on August 8, 1991. From December 1, 2004 and through June 30, 2010, State Street Bank and Trust Company of New Hampshire (“State Street”) acted as trustee of the Collective Trust. Effective July 1, 2010, Northern Trust Investments, Inc. (“Northern Trust Investments” or the “Trustee”) was substituted for State Street as trustee of the Collective Trust. In connection therewith, the name of the Collective Trust was changed from “American Bar Association Members/State Street Collective Trust” to “American Bar Association Members/Northern Trust Collective Trust.” From and after July 1, 2010, Northern Trust Investments, as trustee of the Collective Trust, has exclusive discretion and control over the assets of the Collective Trust. Further, effective July 1, 2010, The Northern Trust Company (“Northern Trust”) was substituted for State Street Bank and Trust Company (“State Street Bank”) as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans.

Northern Trust Investments is an Illinois banking corporation with trust powers and a wholly-owned subsidiary of Northern Trust, which is an Illinois banking corporation and a wholly-owned subsidiary of Northern Trust Corporation, a publicly-traded financial holding company registered with the Board of Governors of the Federal Reserve System pursuant to the Federal Bank Holding Company Act of 1956, as amended.

Northern Trust Investments delegated to Northern Trust the responsibility to provide certain services to the Collective Trust on behalf of Northern Trust Investments. In addition, Northern Trust is the primary custodian and, based on instructions from ING Institutional Plan Services, LLC, a Delaware limited liability company (“ING Services”), effects investment and transfer transactions and distributes all benefits provided by the plans to the participants or, in the case of some individually designed plans, to the respective trustees of such plans. ING Services or an affiliate thereof provides recordkeeping, communication, marketing and administration services to the Program. ING Services is responsible for the maintenance of individual account records or accrued benefit information for participants whose employers choose to have the Program’s administrator maintain those account records. ING Services also provides certain account and investment information to employers and participants, manages the receipt of all plan contributions, forwards investment and transaction instructions to the appropriate parties and forwards instructions relating to distribution of benefits provided by the plans.

The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the ABA Retirement Funds Program (the “Program”). The Collective Trust offers twenty separate collective investment funds, comprised of five Managed Funds, six Index Funds, the Real Asset Return Fund, five Retirement Date Funds and three Target Risk Funds (collectively, the “Funds”). The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

Managed Funds

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity. SARF may invest in investment contracts, including Traditional Investment Contracts and Synthetic GICs with associated underlying assets, and high quality, fixed income

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

instruments. Such investments may be made directly by the Fund or indirectly through its investment in other collective investment funds maintained by one or more banks, including Northern Trust Investments.

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

Index Funds

Bond Index Fund—replication of the total return of the U.S. investment-grade bond market represented by the Barclays Capital U.S. Aggregate Bond Index, after taking into account Fund expenses. As of December 31, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index. This underlying fund’s annual financial statements are available upon request.

Large Cap Index Equity Fund—replication of the total return of the S&P 500®, after taking into account Fund expenses. As of December 31, 2010, 100% of the Fund’s assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®. This underlying fund’s annual financial statements are available upon request.

All Cap Index Equity Fund—replication of the total return of the Russell 3000® Index, after taking into account Fund expenses. As of December 31, 2010, 100% of the Fund’s net assets were invested in the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, which is a separate collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index. This underlying fund’s annual financial statements are available upon request.

Mid Cap Index Equity Fund—replication of the total return of the S&P MidCap 400®, after taking into account Fund expenses. As of December 31, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®. This underlying fund’s annual financial statements are available upon request.

Small Cap Index Equity Fund—replication of the total return of the Russell 2000® Index, after taking into account Fund expenses. As of December 31, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index. This underlying fund’s annual financial statements are available upon request.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

International Index Equity Fund—replication of the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index, after taking into account Fund expenses. As of December 31, 2010, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index. This underlying fund’s annual financial statements are available upon request.

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

Retirement Date Funds

Retirement Date Funds—a series of diversified investment funds each of which is designed to correspond to a particular time horizon to retirement. The five Retirement Date Funds, designated as the Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund and 2040 Retirement Date Fund, respectively, offer five separate “target retirement date” strategies. With the exception of the Lifetime Income Retirement Date Fund, which is designed for those currently beyond their retirement date, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified date to most conservative asset mix draws nearer.

The Retirement Date Funds utilize a broad range of asset classes and an annual rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. As of December 31, 2010, each of the Funds invested 100% of its assets in separate State Street Bank collective investment funds listed below.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Target Risk Funds

Target Risk Funds—a series of diversified investment funds each of which is designed to correspond to a particular investment risk level. The three Target Risk Funds, designated as the Conservative Risk Fund, the Moderate Risk Fund and the Aggressive Risk Fund, offer three separate strategies, each with a distinct asset mix.

The Conservative Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA International Index Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A and Northern Trust Global Investments Collective Short Term Investment Fund. The Conservative Risk Fund is the most conservative strategy among the Target Risk Funds. The Conservative Risk Fund is designed for investors who prefer lower volatility of returns and higher expected income.

The Moderate Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, and Northern Trust Global Investments Collective Short Term Investment Fund. The Moderate Risk Fund is designed for investors who seek a combination of capital appreciation and income. This Fund is expected to have higher volatility of returns than the Conservative Risk Fund but lower volatility than the Aggressive Risk Fund.

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

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of December 31, 2010, 39.0% and 61.0% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

All the Funds and the Balanced Fund may invest in Northern Trust Global Investments (“NTGI”) – Collective Short Term Investment Fund (“STIF”) and NTGI Collective Government Short-Term Investment Fund (“GSTIF”). The annual financial statements of STIF and GSTIF are available upon request.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The Collective Trust may offer and sell an unlimited number of units representing interests in separate Funds of the Collective Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund.

2.    Summary of Significant Accounting Policies

The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with GAAP.

Basis of Presentation

Pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), audited financial statements are presented for the Collective Trust as a whole, as the SEC registrant, and for each Fund individually. The Collective Trust’s Declaration of Trust provides that any creditor of, or other person having any claim of any type against, a Fund, may look only to the assets of such Fund for payment of obligations of such Fund, and that every contract, instrument, certificate or undertaking of or on behalf of any Fund shall be conclusively deemed to have been executed only by or for that Fund and no Fund shall be answerable for any obligation assumed or liability incurred by any other Fund. Accordingly, the assets of one Fund of the Collective Trust include only those funds and other assets that are paid to, held by or distributed to the Collective Trust on account of and for the benefit of that Fund, including, without limitation, funds delivered to the Collective Trust for the purchase of Units in that Fund.

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

When Northern Trust determines that the closing market price on the primary exchange where the security is traded is not readily available or no longer accurately reflects the value of the security at the time of calculation of the Fund’s or Balanced Fund’s net asset value, Northern Trust Investments endeavors to value the security at the amount the owner might reasonably expect to receive upon the security’s current sale. In so doing, the Trustee considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events.

With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, a valuation adjustment may be appropriate. Specifically, under appropriate circumstances, the Trustee will

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

The short-term portfolio instrument of STIF and GSTIF are valued on the basis of amortized cost, which approximates fair value, unless otherwise determined by the trustee of such fund. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates or changes in the creditworthiness of the issuer of the instrument on the market value of the instrument.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

Financial instruments that trade in markets that are not considered to be active but are valued with standard inputs, such as (listed in approximate order of priority for use when available) benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications are considered to be Level 2. Evaluators may prioritize inputs differently on any given day for any security, and not all inputs listed are available for use in the evaluation process on any given day for each security evaluation.

Interest rate swaps are marked-to-market daily based upon quotations from brokers or market makers and the change in value, if any, is recorded as unrealized appreciation or depreciation. An industry-recognized model is used to calculate the value of interest rate swaps. The model discounts the cash flows at each coupon adjustment date utilizing interest rate yield curve data that is based on current market sentiment and is validated against recent trading activity. Interest rates are compared with the market in order to validate results. These are typically categorized as Level 2.

Equity securities are typically based on closing market prices or readily available market quotations and are classified as Level 1. Non-U.S. equities are generally reflected as are based on prices received from all primary and secondary exchanges; however, if a significant event has occurred after the closing of the foreign exchange or market on which such securities trade, a valuation adjustment may be appropriate. In these instances, the Trustee will utilize a fair value model for the International All Cap Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. These securities are reflected as Level 2 because the Funds evaluate and determine whether the closing prices reflect fair value.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

The Level 3 equity amount in the Small-Mid Cap Fund consists of a single private equity position; it is not traded in an active market and is subject to transfer restrictions. The main input to determine fair market value is based solely on cash assets less accrued liabilities for estimated tax and administrative expenses. The Level 3 corporate bond amount in the Bond Core Plus Fund consists of a single private placement position; unobservable market data was used to price this position.

There have been no significant transfers in and out of Level 1 and Level 2 fair value measurements for any of the Funds for the year ended December 31, 2010.

The following is a summary of the valuation of the Funds’ and the Balanced Fund’s assets and liabilities, as well as a reconciliation of Level 3 assets for which significant unobservable inputs were used in determining value as of December 31, 2010:

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Investments in securities	$—	$871,972,224	$—	$871,972,224
Short-Term Investments	—	117,393,773	—	117,393,773

Total	$—	$989,365,997	$—	$989,365,997

Bond Core Plus Fund**	Level 1	Level 2	Level 3	Total
Assets
Fixed Income

U.S. Corporate Asset-Backed Securities	$—	$4,477,766	$—	$4,477,766
U.S. Government & Agency Obligations	—	251,811,784	—	251,811,784
Foreign Government Obligations	—	10,921,894	—	10,921,894
Municipals	—	11,960,291	—	11,960,291
Convertible Bonds	—	1,290,250	—	1,290,250
Corporate Bonds	—	84,470,895	4,104,000	88,574,895
Bank Loans	—	6,357,911	—	6,357,911
Convertible Preferred Stock	1,500,825	—	—	1,500,825
Cash Collateral Pool	—	29,486,260	—	29,486,260
Short-Term Investments	—	1,135,649	—	1,135,649
Derivatives*	80,308	391,400	—	471,708

Total	$1,581,133	$402,304,100	$4,104,000	$407,989,233

Liabilities
Fixed Income
U.S. Government & Agency Obligations	$—	$(20,012,349)	$—	$(20,012,349)
Derivatives*	(738,989)	(292,930)	—	(1,031,919)

Total	$(738,989)	$(20,305,279)	$—	$(21,044,268)

*	Derivatives include unrealized appreciation/depreciation on open futures contracts, foreign forward currency contracts and interest rate swap contracts.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Bond Core Plus Fund Level 3 Roll Forward	Corporate Bonds
Balance as of January 1, 2010	$—
Accrued discounts/premiums	—
Realized gain (loss)	—
Unrealized gain (loss)	304,000
Net purchases (sales)	—
Transfers into Level 3	3,800,000
Transfers (out) of Level 3	—

Balance as of December 31, 2010	$4,104,000

The amount of change in unrealized gain (loss) on investments held by the Bond Core Plus Fund in Level 3 securities still held at December 31, 2010 was $372,823, which is included in the statement of operations as part of the net change in unrealized gain (loss) on investments.

Large Cap Equity Fund**	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Consumer Discretionary	$107,578,699	$—	$—	$107,578,699
Consumer Staples	83,639,095	—	—	83,639,095
Energy	91,451,514	—	—	91,451,514
Financial	74,665,191	—	—	74,665,191
Health Care	113,750,536	—	—	113,750,536
Industrial	75,829,870	—	—	75,829,870
Information Technology	152,583,863	—	—	152,583,863
Material	25,123,261	—	—	25,123,261
Telecommunication Services	22,725,302	—	—	22,725,302
Utilities	23,415,438	—	—	23,415,438
Investment Funds	—	98,849,450	—	98,849,450
Short-Term Investments	—	11,753,747	—	11,753,747

Total	$770,762,769	$110,603,197	$—	$881,365,966

Small-Mid Cap Equity Fund**	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Consumer Discretionary	$39,412,118	$—	$—	$39,412,118
Consumer Staples	10,731,052	—	—	10,731,052
Energy	27,599,718	—	—	27,599,718
Financial	59,210,115	—	14,828	59,224,943
Health Care	32,981,903	—	—	32,981,903
Industrial	42,662,197	—	—	42,662,197
Information Technology	46,730,855	—	—	46,730,855
Material	18,468,196	—	—	18,468,196
Telecommunication Service	2,265,409	—	—	2,265,409
Utilities	12,585,749	—	—	12,585,749
Investment Funds	—	138,034,316	—	138,034,316
Short-Term Investments	—	6,510,912	—	6,510,912

Total	$292,647,312	$144,545,228	$14,828	$437,207,368

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Small-Mid Cap Equity Fund Level 3 Roll Forward	Common Stock and/or Other Equity Investments
Balance as of January 1, 2010	$308,692
Accrued discounts/premiums	—
Realized gain (loss)	—
Change in unrealized appreciation (depreciation)	(293,864)
Net purchases (sales)	—
Transfers into Level 3	—
Transfers (out) of Level 3	—

Balance as of December 31, 2010	$14,828

The amount of change in unrealized gain (loss) on investments held by the Small-Mid Cap Equity Fund in Level 3 securities still held at December 31, 2010 was $(293,864), which is included in the statement of operations as part of the net change in unrealized gain (loss) on investments.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$4,617,580	$—	$4,617,580
Austria	—	776,549	—	776,549
Belgium	313,995	1,813,271	—	2,127,266
Brazil	2,203,634	—	—	2,203,634
Canada	4,770,335	—	—	4,770,335
China	224,400	1,307,105	—	1,531,505
Czech Republic	—	892,543	—	892,543
Denmark	—	180,087	—	180,087
Finland	—	1,206,557	—	1,206,557
France	—	10,159,573	—	10,159,573
Germany	434,875	9,903,936	—	10,338,811
Greece	—	1,720,545	—	1,720,545
Hong Kong	—	4,448,200	—	4,448,200
Ireland	968,905	1,199,129	—	2,168,034
Israel	1,438,142	444,348	—	1,882,490
Italy	—	2,616,395	—	2,616,395
Japan	—	28,109,203	—	28,109,203
Korea, Republic of	—	4,173,002	—	4,173,002
Luxembourg	—	498,942	—	498,942
Malaysia	—	475,008	—	475,008
Mexico	1,880,105	—	—	1,880,105
Netherlands	—	7,109,939	—	7,109,939
Norway	—	1,640,839	—	1,640,839
Papua New Guinea	—	1,696,878	—	1,696,878
Philippines	870,088	—	—	870,088
Poland	—	1,529,351	—	1,529,351
Portugal	—	271,261	—	271,261
Singapore	—	3,236,728	—	3,236,728
South Africa	—	6,169,864	—	6,169,864
Spain	—	2,068,803	—	2,068,803
Sweden	—	2,004,340	—	2,004,340
Switzerland	1,932,180	11,633,081	—	13,565,261
Taiwan	1,827,118	4,528,920	—	6,356,038
Thailand	—	1,316,544	—	1,316,544
United Kingdom	4,041,491	20,385,345	—	24,426,836
United States	818,688	—	—	818,688
Cash Collateral Pool	—	9,047,013	—	9,047,013
Exchange-Traded Fund	7,649,540	—	—	7,649,540
Short-Term Investments	—	3,830,446	—	3,830,446
Derivatives*	44	—	—	44

Total	$29,373,540	$151,011,325	$—	$180,384,865

Liabilities
Derivatives*	$(130)	$—	$—	$(130)

Total	$(130)	$—	$—	$(130)

*	Derivatives include unrealized appreciation/depreciation on open futures contracts, foreign forward currency contracts and interest rate swap contracts.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

**	For Level 2 investments, all applicable Funds (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) value their direct and indirect investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost based values used by the ABA Members Collateral Fund for daily transactions.

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$56,452,974	$—	$56,452,974
Total	$—	$56,452,974	$—	$56,452,974

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$55,136,015	$—	$55,136,015
Total	$—	$55,136,015	$—	$55,136,015

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$293,418,794	$—	$293,418,794
Total	$—	$293,418,794	$—	$293,418,794

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$44,387,234	$—	$44,387,234
Total	$—	$44,387,234	$—	$44,387,234

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$26,818,803	$—	$26,818,803
Total	$—	$26,818,803	$—	$26,818,803

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$44,193,182	$—	$44,193,182
Total	$—	$44,193,182	$—	$44,193,182

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$12,803,541	$—	$12,803,541
Total	$—	$12,803,541	$—	$12,803,541

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$35,550,602	$—	$35,550,602
Total	$—	$35,550,602	$—	$35,550,602

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$69,514,596	$—	$69,514,596
Total	$—	$69,514,596	$—	$69,514,596

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$135,866,762	$—	$135,866,762
Total	$—	$135,866,762	$—	$135,866,762

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$108,526,244	$—	$108,526,244
Total	$—	$108,526,244	$—	$108,526,244

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$66,022,775	$—	$66,022,775
Total	$—	$66,022,775	$—	$66,022,775

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$15,302,688	$—	$15,302,688
Short-Term Investments	—	966,209	—	966,209
Total	$—	$16,268,897	$—	$16,268,897

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$31,240,815	$—	$31,240,815
Short-Term Investments	—	973,216	—	973,216
Total	$—	$32,214,031	$—	$32,214,031

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$12,695,373	$—	$12,695,373
Total	$—	$12,695,373	$—	$12,695,373

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$269,855,359	$—	$269,855,359
Total	$—	$269,855,359	$—	$269,855,359

B.    Stable Asset Return Fund (“SARF”)

The Trustee restructured the SARF on December 8, 2010. In connection therewith, effective December 8, 2010, the Trustee entered into Investment Advisor Agreements with Galliard Capital Management, Inc. (“Galliard”), Jennison Associates LLC (“Jennison”) and Pacific Investment Management Company, LLC (“PIMCO”), pursuant to which Galliard, Jennison and PIMCO,

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

respectively, will provide investment advisory services with respect to portions of the Stable Asset Return Fund. As of December 31, 2010, approximately 55%, 17% and 15% of the assets of the Stable Asset Return Fund were allocated to Galliard, Jennison and PIMCO, respectively. In addition, as of December 31, 2010, approximately 13% of the assets of the Fund were allocated to the NTGI Collective Government Short-Term Investment Fund, which provides a “liquidity buffer” for the Stable Asset Return Fund.

In connection with the restructuring of the Stable Asset Return Fund described above, effective as of the close of business on December 7, 2010, the Trustee terminated the Investment Management Agreement dated as of July 1, 2010 between the Trustee and State Street Global Advisors, a division of State Street Bank and Trust Company (“State Street Bank”), pursuant to which State Street Bank provided investment advisory services with respect to the Stable Asset Return Fund.

Prior to December 8, 2010, SARF invested in Stable Asset Fund Trust “SAFT”, a collective fund whose investments include insurance company, bank and financial institution investment contracts, high quality short-term fixed income securities and investments in STIF and the State Street Bank Mortgage Backed Securities Non-Lending Fund. SAFT had entered into a global fully benefit responsive investment contract with four different financial institutions which are so called “Synthetic GICs” or “Synthetic Investment Contracts” as described below. On a daily basis, SARF accrued dividend income based on the income credited by SAFT. SARF did not distribute income and any increase to net assets was reflected by an increase in the unit value. Each month the dividend income earned by SARF was reinvested into SAFT. At the time of the sale of SAFT, investments and cash were delivered in-kind to the Stable Asset Return Fund. No gain/loss was realized on the transaction.

SARF invests in synthetic guaranteed investment contracts (“SGICs,” “Security-Backed Contracts” or “Wrap Contracts”), which are fully benefit responsive book value contracts with underlying fixed income securities). SARF has entered into such investment contracts with four different financial institutions which allow participants to transact at contract value (principal plus accrued interest) without experiencing the price fluctuations of the underlying fixed income securities. SGICs are offered only to qualified employer-sponsored defined contribution plans that allow the net assets of SARF to be reported at contract value. The minimum quality for SGIC issuers is A3/A- and all fixed income securities must be rated investment grade (BBB-/Baa3 or better) at the time of purchase. The Statement of Assets and Liabilities presents the fair value of the investment contracts held with a separate adjustment to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis.

The SGICs the SARF has invested in “wrap” specific fixed income investments owned by SARF and amortizes the realized and unrealized gains or losses on those investments over the Fund’s duration via the Fund’s crediting rate (which is the rate earned by participants in SARF on the reference investments). As long as the requirements of the SGICs are satisfied, the issuer provides assurance that the adjustments to the interest crediting rate do not result in a future interest crediting rate that is less than zero. An interest crediting rate less than zero would result in a loss of principal or accrued interest.

Risks arise when entering into any investment contract due to the potential inability of the issuer or contract holder to meet the terms of the contract. In addition, security-backed contracts have the risk of default or the lack of liquidity of the underlying portfolio assets.

The primary variables impacting the future crediting rates of security-backed contracts include:

•	the current yield of the assets underlying the contract,

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

•	the duration of the assets underlying the contract, and

•	the existing difference between the fair value and contract value of the assets within the contract.

SARF uses the following compound crediting rate formula for security-backed contracts:

CR = [(FV/CV)(1/D)*(1+Y)]-1-F, where:

CR = crediting rate

FV = fair value of underlying portfolio

CV = contract value

D = weighted average duration of the underlying portfolio

Y = annualized weighted average yield to maturity of the underlying portfolio

F = wrap contract and investment advisory fees

The investment advisory fee for SARF, which is included as part of the crediting rate, is disclosed for financial reporting purposes and is shown as “Investment advisory fee” in the accompanying Statement of Operations in the amount of $84,461 from December 8, 2010 through December 31, 2010.

Because changes in market interest rates affect the yield to maturity and the market value of the underlying investments, they can have a material impact on the wrap contract’s interest crediting rate. In addition, participant withdrawals and transfers from SARF are paid at contract value but funded through the market value liquidation of the underlying investments, which may also impact the interest crediting rate. Gains and losses in the market value of the underlying investments relative to the wrap contract value are included in Adjustment from Fair Value to Contract Value on SARF’s Statement of Assets and Liabilities. If the Adjustment from Fair Value to Contract Value is positive for a given contract, this indicates that the wrap contract value is greater than the market value of the underlying investments. To the extent that the underlying portfolio of a security-backed contract has unrealized and/or realized losses, a positive adjustment is made to the adjustment from fair value to contract value under contract value accounting. As a result, the future crediting rate may be lower over time than the then-current market rates. Similarly, if the underlying portfolio generates unrealized and/or realized gains, a negative adjustment is made to the adjustment from fair value to contract value, and the future crediting rate may be higher than the then-current market rates.

All wrap contracts provide for a minimum interest crediting rate of zero percent, under certain conditions. In the event that the interest crediting rate should fall to zero and the requirements of the wrap contract are satisfied, the wrap issuers would pay the shortfall needed to maintain the interest crediting rate at zero. This helps to protect participants’ principal and accrued interest.

i.    Events Limiting Contract Value Treatment

SGICs are valued at contract value principally because participants are able to transact at contract value when initiating benefit-responsive withdrawals, taking loans or making investment option transfers permitted by the participating plan. A benefit-responsive withdrawal includes a payment to a participant arising from retirement, termination of employment, disability or death.

Only an event initiated by the Trustee at the level of the Collective Trust, such as termination of the SARF, would have the potential to limit the ability of SARF to transact at contract value with plan participants. As of December 31, 2010, the occurrence of an event that would limit the ability of SARF to transact at contract value with the participants is not probable.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

ii.    Termination Events by the Issuer

Investment contracts generally impose conditions on both SARF and the issuer. Assuming conditions are met and neither SARF nor the issuer is in default, SARF can buy and sell covered investments and process withdrawals through the sale of covered investments in accordance with SARF’s liquidity hierarchy.

If an event of default, within the meaning of a SGIC, occurs and is not cured, the non-defaulting party may terminate the contract. The following (among other events) may cause SARF to be in default: a breach of material obligation under the contract; a material misrepresentation; a material amendment to the trust agreement, in the administration of the trust or in the investment of fund assets without consent from the issuer; and an uncured violation of SARF’s Investment Guidelines.

The issuer may be in default if it breaches a material obligation under the SGIC; makes a material misrepresentation; has a decline in its long-term credit rating below a threshold set forth in the contract; or is acquired or reorganized and the successor issuer does not satisfy the investment or credit guidelines applicable to issuers. If, in the event of default of an issuer, SARF were unable to obtain a replacement SGIC, withdrawing plans may experience losses if the value of SARF’s assets no longer covered by the contract is below contract value. SARF may seek to add additional SGIC issuers over time to diversify SARF’s exposure to such risk, but there is no assurance that SARF will be able to do so. The combination of the default of a SGIC issuer and an inability to obtain a replacement agreement and/or an agreed upon plan with the issuer to converge fair value and contract value (in the event fair value is less than contract value) could render SARF unable to achieve its objective of maintaining a stable contract value.

The terms of a SGIC generally provide for settlement of payments only upon termination of the contract or total liquidation of the covered investments. Contract termination occurs whenever the contract value or market value of the covered investments reaches zero or upon certain events of default. If the contract terminates due to issuer default (other than a default occurring because of a decline in its rating), the issuer will generally be required to pay to SARF the excess, if any, of contract value over market value on the date of termination. If a Synthetic Investment Contract terminates due to a decline in the ratings of the issuer, the issuer may be required to pay to SARF the cost of acquiring a replacement contract (i.e. replacement cost) within the meaning of the contract. If the contract terminates when the market value equals zero, the issuer must pay to SARF the excess of contract value over market value to the extent necessary for SARF to satisfy outstanding contract value withdrawal requests. Contract termination also may occur by either party upon election and notice.

iii.    Adjustments to Contract Value

At December 31, 2010, all SGICs held by SARF were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of SARF’s fully benefit-responsive investment contracts during 2010 is reflected below:

	December 31, 2010	December 31, 2009	Change
Net assets (at fair value)	$871,972,224	$1,015,748,390	$(143,776,166)
Net assets (at contract value)	858,340,833	1,007,415,006	$(149,074,173)
Adjustment to fair value	(13,631,391)	(8,333,384)	(5,298,007)

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analyses disclosures. These are estimates calculated based on the current Crediting Rate, are not intended to serve as a projection or guarantee of future rates of return to be earned by SARF and make an assumption that there is no change in the duration of the underlying investment portfolio.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2010	1.98%
March 31, 2011		1.62%	1.70%	1.84%	1.90%
June 30, 2011		1.51%	1.61%	1.80%	1.89%
September 30, 2011		1.40%	1.52%	1.77%	1.89%
December 31, 2011		1.30%	1.45%	1.74%	1.88%

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2010	1.98%
March 31, 2011		1.70%	1.77%	1.91%	1.98%
June 30, 2011		1.57%	1.67%	1.87%	1.96%
September 30, 2011		1.46%	1.58%	1.83%	1.95%
December 31, 2011		1.36%	1.50%	1.79%	1.93%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the Collective Trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields
Based on actual income(1)	1.16%
Based on interest rate credited to participants(2)	1.98%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on December 31, 2010 by the fair value of investments on December 31, 2010.
(2)	Computed by dividing the annualized one-day earnings credited to participants on December 31, 2010 by the fair value of investments on December 31, 2010.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

D.    Foreign Currency Transactions

The accounting records of the Funds and the Balanced Fund are maintained in U.S. dollars. Investment securities and other assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the prevailing rates of exchange at year-end. Purchases and sales of securities, income and expenses are translated into U.S. dollars at the prevailing exchange rate on the respective dates of the transactions.

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

E.    Income Taxes

The Collective Trust has received a favorable determination letter dated March 9, 1992 from the Internal Revenue Service, which concluded that the Collective Trust is a trust arrangement described in Rev. Rul. 81-100, 1981, C.B. 326 (subsequently modified by Rev. Rul. 2004-67, 2004-28 I.R.B. 28) and exempt from Federal income tax pursuant to Section 501(a) of the Internal Revenue Code. Accordingly, no provision for Federal income taxes is required.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

G.    TBA Commitments and Roll Transactions

The Bond Core Plus Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Bond Core Plus Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of other assets of the Bond Core Plus Fund. These contracts also present a risk from the potential inability of counterparties to meet their contractual obligations. During the period prior to settlement, the Bond Core Plus Fund will not be entitled to accrue interest and/or receive principal payments on the securities to be purchased. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures described under Note 2.A. “Security Valuation” above. The Bond Core Plus Fund may dispose of a commitment prior to settlement if the Investment Advisor to the Bond Core Plus Fund deems it appropriate to do so. Upon settlement date, the Bond Core Plus Fund may take delivery of the securities or defer (roll) the delivery to the next month.

The Funds and the Balanced Fund through their investments in other collective funds may have exposure indirectly to this type of derivative instrument.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Subsequent payments are made or received by the Fund periodically, depending on the daily fluctuation in the value of the underlying securities, and are recorded as unrealized gains or losses by the Fund. A gain or loss is realized when the contract is closed or expires.

For the year ended December 31, 2010, the Bond Core Plus Fund had an average notional exposure of $16,820,162 related to futures contracts.

The Funds and the Balanced Fund through their investments in other collective funds may have exposure indirectly to this type of derivative instrument.

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

For the year ended December 31, 2010, the International All Cap Equity Index Fund and Bond Core Plus Fund had an average notional exposure of $32,499,565 and $6,308,757, respectively, related to forward foreign currency contracts.

The Funds and the Balanced Fund through their investments in other collective funds may have exposure indirectly to this type of derivative instrument.

J.    Interest Rate Swap Contracts

The Bond Core Plus Fund invests in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange of commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Swap contracts typically have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Periodic cash settlements on interest rate swaps are recorded as adjustments to realized gains or losses. Up-front payments or receipts are recorded to realized gains or losses upon termination of the swap contract.

Entering into a swap contract involves, to varying degrees, elements of credit, market and interest rate risk in excess of the amounts reported in the Statement of Assets and Liabilities. Notional principal amounts are used to express the extent of involvement in the transactions, but are not delivered under

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

For the year ended December 31, 2010, the Bond Core Plus Fund had an average notional exposure of $7,950,000 related to interest rate swap contracts.

The Funds and the Balanced Fund through their investments in other collective funds may have exposure indirectly to this type of derivative instrument.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

For the year ended December 31, 2010, the Bond Core Plus Fund had not written any call or put options or entered into any swaption contracts.

The Funds and the Balanced Fund through their investments in other collective funds may have exposure indirectly to this type of derivative instrument.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at December 31, 2010 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statement of Assets and Liabilities.

The Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		For the year ended December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund
	Futures Contracts(a)	$2,538	$—	$2,538
	Forward Contracts(b)	—	80,308	80,308
	Swap Contracts(c)	388,862	—	388,862

	Total Value	$391,400	$80,308	$471,708

		For the year ended December 31, 2009
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund
	Futures Contracts(a)	$917,972	$—	$917,972
	Forward Contracts(b)	—	111,827	111,827
	Swap Contracts(c)	74,447	—	74,447

	Total Value	$992,419	$111,827	$1,104,246

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note 2.H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized appreciation of forward currency exchange contracts
(c)	Swap contracts, at value

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Liability Derivatives

		For the year ended December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund
	Futures Contracts(a)	$813	$—	$813
	Forward Contracts(b)	—	738,989	738,989
	Swap Contracts(c)	292,117	—	292,117

	Total Value	$292,930	$738,989	$1,032,919

		For the year ended December 31, 2009
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund
	Futures Contracts (a)	$519,637	$—	$519,637
	Forward Contracts(b)	—	863	863
	Swap Contracts (c)	233,933	—	233,933

	Total Value	$753,570	$863	$754,433

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note 2.H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized depreciation of forward currency exchange contracts
(c)	Swap contracts, at value

		For the year ended December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$3,428,190	$—	$3,428,190
	Forward Contracts(b)	—	(294,793)	(294,793)
	Swap Contracts(c)	698,074	—	698,074

	Total Value	$4,126,264	$(294,793)	$3,831,471

		For the year ended December 31, 2009
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$10,880,883	$—	$10,880,883
	Forward Contracts(b)	—	(672,028)	(672,028)
	Swap Contracts(c)	(8,429,358)	—	(8,429,358)

	Total Value	$2,451,525	$(672,028)	$1,779,497

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

		For the year ended December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts(a)	$(338,304)	$—	$(338,304)
	Forward Contracts(b)	—	(739,185)	(739,185)
	Swap Contracts(c)	206,218	—	206,218

	Total Value	$(132,086)	$(739,185)	$(871,271)

		For the year ended December 31, 2009
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts(a)	$(8,155,101)	$—	$(8,155,101)
	Forward Contracts(b)	—	623,683	623,683
	Swap Contracts(c)	21,070,534	—	21,070,534

	Total Value	$12,915,433	$623,683	$13,539,116

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net unrealized appreciation/(depreciation) futures contracts
(b)	Net unrealized appreciation/(depreciation) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
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

3.    Investment Advisory, Investment Management and Related Party Transactions

Prior to July 1, 2010, State Street had retained the services of the Investment Advisors listed below to advise it with respect to its investment responsibility and had allocated the assets of certain of the Funds among the Investment Advisors. In connection with the substitution of Northern Trust Investments for State Street as trustee of the Collective Trust effective July 1, 2010, State Street terminated the Investment Advisor Agreements between it and the Investment Advisors. Northern Trust Investments

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

entered into successor Investment Advisor Agreements with such Investment Advisors with the same or better terms as the previous contracts with State Street pursuant to which the Investment Advisors will continue to provide investment advice to one or more of the Funds offered as investment options under the Program. From and after July 1, 2010, the line-up of Investment Advisors to the Funds is as follows:

Investment Advisor	Fund to which the Investment Advisor Provides Investment Advice

Galliard Capital Management, Inc.	Stable Asset Return Fund

Pacific Investment Management Company, LLC	Stable Asset Return Fund and Bond Core Plus Fund

Columbus Circle Investors	Large Cap Equity Fund

C.S. McKee, L.P.	Large Cap Equity Fund

Delaware Investment Advisers	Large Cap Equity Fund

Jennison Associates LLC	Stable Asset Return Fund and Large Cap Equity Fund

Allianz Global Investors Capital LLC	Small-Mid Cap Equity Fund

Denver Investment Advisors LLC	Small-Mid Cap Equity Fund

Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund

LSV Asset Management	Small-Mid Cap Equity Fund and International All Cap Equity Fund

Riverbridge Partners LLC	Small-Mid Cap Equity Fund

Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund

TCW Investment Management Company	Small-Mid Cap Equity Fund

Altrinsic Global Advisors LLC	International All Cap Equity Fund

Eagle Global Advisors LLC	International All Cap Equity Fund

First State Investments International Limited	International All Cap Equity Fund

Martin Currie Inc.	International All Cap Equity Fund

Northern Trust Investments has entered into agreements for the services of the Investment Advisors listed above to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the Investment Advisors. Each Investment Advisor recommends to Northern Trust Investments reinvestments and investments of the assets allocated to it in accordance with the investment policies of the applicable Fund as described above. Northern Trust Investments exercises discretion with respect to the selection and retention of the Investment Advisors, consistent with the investment policy for the Program developed by Northern Trust Investments and approved by ABA Retirement Funds. Northern Trust Investments may remove an Investment Advisor at any time and Northern Trust Investments may also change at any time the allocation of assets among Investment Advisors where a fund has more than one Investment Advisor.

In addition, effective July 1, 2010, Northern Trust Investments entered into Investment Management Agreements with State Street Bank pursuant to which the assets of certain of the Funds will continue, as of and after July 1, 2010, to be invested in collective investment funds maintained by State Street Global Advisors, a division of State Street Bank.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees paid to each Investment Advisor during the year ended December 31, 2010 and December 31, 2009 are listed below; the annual asset-based fees range from the highest rate of .75% to the lowest rate of .18% among the various Investment Advisors.

Investment Advisor	Fees for the Year Ended December 31, 2010	Fees for the Period From July 6, 2009 (inception) to December 31, 2009
Altrinsic Global Advisors, LLC (International All Cap Equity Fund)	$175,571	$138,932
C.S. McKee, L.P. (Large Cap Equity Fund)	652,399	467,496
Columbus Circle Investors (Large Cap Equity Fund)	594,606	—
Delaware Investment Advisers (Large Cap Equity Fund)	436,602	—
Denver Investment Advisors LLC (Small-Mid Cap Equity Fund)	300,713	114,514
Eagle Global Advisors LLC (International All Cap Equity Fund)	99,644	65,235
First State Investments International Limited (International All Cap Equity Fund)	196,778	84,935
Frontier Capital Management Co. LLC (Small-Mid Cap Equity Fund)	125,020	59,865
Galliard Capital Management, Inc. (Stable Asset Return Fund) *	48,124	—
Jennison Associates, LLC (Stable Asset Return Fund) *	11,342	—
Jennison Associates LLC (Large Cap Equity Fund)	402,784	363,574
LSV Asset Management (International All Cap Equity Fund)	157,800	—
LSV Asset Management (Small-Mid Cap Equity Fund)	218,040	85,136
Martin Currie Inc. (International All Cap Equity Fund)	136,831	88,389
OFI Institutional Asset Management, Inc. (Small-Mid Cap Equity Fund) **	97,862	98,327
Allianz Global Investors Capital LLC (Small-Mid Cap Equity Fund)	138,432	66,010
Pacific Investment Management Company LLC (Bond Core Plus Fund) ***	1,063,591	1,062,238
Pacific Investment Management Company, LLC (Stable Asset Return Fund) *	24,995	—
Riverbridge Partners (Small-Mid Cap Equity Fund)	153,207	71,928
Systematic Financial Management, L.P. (Small-Mid Cap Equity Fund)	226,688	117,135
TCW Investment Management Company (Small-Mid Cap Equity Fund)	138,988	67,207

	$5,400,017	2,950,921

*	Fee listed is from the date on which such Investment Advisor commenced providing investment advice with respect to the Stable Asset Return Fund, December 8, 2010, through December 31, 2010.
**	See Note 8 for further information regarding the termination of OFI Institutional Asset Management, Inc.
***	Fees shown in the column for the period from July 6, 2009 to December 31, 2009 are for the entire calendar year 2009.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Program Fee

A separate program fee (“Program fee”) is paid to each of the Program recordkeeper and ABA Retirement Funds. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds.

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rate in effect during the year ended December 31, 2010:

Value of Assets	Rate of ABA Retirement Funds Program Fee
First $3 billion	.075%
Next $1 billion	.065%
Next $1 billion	.035%
Next $1 billion	.025%
Over $6 billion	.015%

ABA Retirement Funds received Program fees of $2,534,293 and $1,950,929 for the years ended December 31, 2010 and 2009, respectively. These fees are allocated to each Fund based on net asset value.

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

For the year ended December 31, 2010 and for the period from May 1, 2009 through December 31, 2009, respectively, the Program fee paid to ING Services was $18,017,359 and $11,156,188, respectively.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds as of the last business day of the preceding month. The Funds bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. A service penalty of $30,000 was imposed for the year ended December 31, 2010, and is reflected net of the fees stated above.

Benefit payments under the Program generally are made by check. Within two business days before the check becomes payable, funds for the payment of benefits are transferred to a non-interest bearing account with State Street. No separate fee is charged for benefit payments; rather, State Street retains any earnings attributable to outstanding benefit checks, and these earnings have been taken into account in setting State Street’s fees under the Program.

Trust Management, Administration and Custody Fee

A fee was paid to State Street Bank for the six month period ended June 30, 2010 for its trust management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts). This trust, management, administration and custody fee is accrued daily and paid monthly at the following rates based on the aggregate assets of the Funds and the Balanced Fund as of the last Business Day of the preceding month:

Value of Assets	Rate
First $1.0 billion	.202%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the six-month period ended June 30, 2010 and for the year ended December 31, 2009, State Street Bank received trust, management and administration fees of $1,683,014 and $3,311,857, respectively.

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

Effective July 1, 2010, a fee is paid to Northern Trust for its trust management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the net assets of the Funds and the Balanced Fund, excluding the Retirement Date Funds, at the following rates:

Value of Assets	Rate
First $1 billion	.115%
Next $2 billion	.080%
Over $3 billion	.065%

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Northern Trust is paid a trust, management and administration fee of .115% of the value of assets held by the respective Retirement Date Funds.

For the six month period ended December 31, 2010, Northern Trust received trust, management and administration fees of $1,616,125.

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

Prior to July 1, 2010, the fees for the indexed portions of the Managed Funds and the fees for the respective Index Funds were at the following annual rates:

Fund	Rate
Bond Index Fund	.04%
Large Cap Index Equity Fund	.02%
All Cap Index Equity Fund	.05%
Mid Cap Index Equity Fund	.05%
Small Cap Index Equity Fund	.05%
International Index Equity Fund	.10%
Large Cap Equity Fund	.05%
Small-Mid Cap Equity Fund	.04%
International All Cap Equity Fund	.12%

Effective July 1, 2010, the fees for the indexed portions of the Managed Funds and the fees for the respective Index Funds are at the following annual rates:

Fund	Rate
Bond Index Fund	.04%
Large Cap Index Equity Fund	.02%
All Cap Index Equity Fund	.04%
Mid Cap Index Equity Fund	.04%
Small Cap Index Equity Fund	.04%
International Index Equity Fund	.12%
Large Cap Equity Fund	.03%
Small-Mid Cap Equity Fund	.04%
International All Cap Equity Fund	.12%

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

State Street Bank received the following fees paid from the Funds listed below during the year ended December 31, 2010 and the period from respective Fund inception date through December 31, 2009:

	Fees for the year ended December 31, 2010	Fees for the Year Ended December 31, 2009
Bond Index Fund (inception date February 3, 2009)	$18,218	$7,226
Large Cap Index Equity Fund (inception date February 9, 2009)	8,394	2,790
All Cap Index Equity Fund (inception date February 1, 2009)	120,652	106,526
Mid Cap Index Equity Fund (inception date February 3, 2009)	14,088	4,447
Small Cap Index Equity Fund (inception date February 3, 2009)	8,416	3,128
International Index Equity Fund (inception date March 3, 2009)	34,051	9,138
Large Cap Equity Fund (inception date July 2, 2009)	27,274	40,075
Small-Mid Cap Equity Fund (inception date July 2, 2009)	3,646	1,784
International All Cap Equity Fund (inception date July 2, 2009)	6,810	9,090

	$241,549	$184,204

The Real Asset Return Fund is subject to a management fee of .078% of the total annual assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. Prior to July 1, 2010, the Real Asset Return Fund was subject to a management fee of .09% of the total assets invested in the Real Asset Return Fund, payable to State Street Bank. For the year ended December 31, 2010 and for the period since inception on July 7, 2009 through December 31, 2009, State Street Bank received Real Asset Return Fund management fees of $7,566 and $1,485, respectively.

The Retirement Date Funds are subject to a management fee of .10% of the total annual assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the years ended December 31, 2010 and December 31, 2009, State Street Bank received Retirement Date Funds management fees of $354,807 and $261,740, respectively.

Effective July 1, 2010, the Target Risk Funds are subject to management fees of .042%, .055% and .063% of the total annual assets invested in the Conservative Risk Fund, Moderate Risk Funds and Aggressive Risk Fund, respectively, payable to State Street Bank. The fee is accrued daily and paid monthly. Prior to July 1, 2010, the Target Risk Funds were subject to a management fee of .06% of the total annual assets invested in the Target Risk Funds, payable to State Street Bank. For the year ended December 31, 2010 and for the period since inception on July 7, 2009 through December 31, 2009, State Street Bank received Target Risk Fund management fees of $22,436 and $4,163, respectively.

Investment Advisor Fees—Managed Funds

From July 1, 2010 through December 8, 2010, the Stable Asset Return Fund paid State Street Bank a fee at the annual rate of .05% of the assets of the Fund, which was accrued on a daily basis and paid monthly from the assets of the Fund. The amount paid to State Street Bank as of December 8, 2010 was $217,418. Prior to July 1, 2010, the Stable Asset Return Fund did not pay State Street Bank a fee separate and apart from the trust, management, and administration fee then payable to State Street Bank.

Effective December 8, 2010, the new investment advisors for the Stable Asset Return Fund are paid a weighted average fee at an annual rate of approximately .15%.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The Bond Core Plus Fund pays its Investment Advisor a fee at the following annual rate:

If the market value of both the Fund’s assets and the assets of certain other unaffiliated accounts totals $600 million or above (as of December 31, 2010, the aggregate value of such assets was $1.2 billion), the following fee schedule applies:

Value of Assets	Rate
First $600 million	.25%
Next $700 million	.20
Over $1300 million	.15

If the market value of both the Fund’s assets and the assets of certain other unaffiliated accounts falls below $600 million, the following fee schedule applies:

Value of Assets	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets , fee rates and asset allocations as of December 31, 2010:

Fund	Rate
Large Cap Equity Fund	.285%
Small-Mid Cap Equity Fund	.476
International All Cap Equity Fund	.489

Northern Trust Investments is paid .15% based on the excess cash in the Managed Funds (Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund, Bond Core Plus Fund and SARF) that is swept to the NTGI Collective Short-Term Investment Fund for the Managed Funds and to the GSTIF for SARF. For the period from July 1, 2010 through December 31, 2010, Northern Trust Investments was paid $1,176, $9,451, $4,067, $3,081 and $11,684 from the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and SARF, respectively.

The Balanced Fund ceased offering its units on July 2, 2009 and investment of the equity portion of the Balanced Fund was invested through the Large Cap Equity Fund and investment of the debt portion of the Balanced Fund was invested through the Bond Core Plus Fund. Effective with this change, fees are no longer charged directly to the Balanced Fund as the fees are charged to the Large Cap Equity Fund and the Bond Core Plus Fund in which the Balanced Fund invests.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

4.    Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities and the Funds’ assets invested in collective investment funds, excluding U.S. Government securities and short-term investments were as follows:

	For the Year Ended December 31, 2010
	Purchases	Sales
Aggressive Risk Fund	$9,394,617	$2,198,931
All Cap Index Equity Fund	189,823,964	206,635,956
Balanced Fund	13,244,161	59,220,639
Bond Core Plus Fund	1,476,393,122	1,424,723,375
Bond Index Fund	25,710,940	7,703,041
Conservative Risk Fund	12,452,598	3,497,804
International All Cap Equity Fund	156,627,171	159,623,484
International Index Equity Fund	19,376,964	3,737,668
Large Cap Equity Fund	888,923,159	1,003,709,125
Large Cap Index Equity Fund	24,162,409	9,652,947
Mid Cap Index Equity Fund	18,391,658	7,191,630
Moderate Risk Fund	19,372,834	4,388,006
Real Asset Return Fund	9,520,156	3,516,545
Small Cap Index Equity Fund	12,943,032	6,288,929
Small-Mid Cap Equity Fund	288,470,571	326,728,252
Lifetime Income Retirement Date Fund	33,305,160	29,861,942
2010 Retirement Date Fund	61,846,239	62,078,025
2020 Retirement Date Fund	112,490,776	99,942,429
2030 Retirement Date Fund	87,899,079	70,573,335
2040 Retirement Date Fund	51,947,229	44,331,861

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For Year Ended December 31, 2010
	Purchases	Sales
Bond Core Plus Fund	$2,026,352,618	$2,006,824,136

5.    Risks Associated with Investments of the Collective Trust

The Funds and the Balanced Fund, to the extent invested in the equity markets, are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For instance, smaller companies may be impacted by economic conditions more severely. Foreign securities risks include less investor protections, government failure or nationalization of businesses, exchange rate risk and exchange restrictions, poorly developed financial reporting requirements, broker/dealer regulation, or foreign government taxation, financial markets or legal systems. Certain Funds and the Balanced Fund,

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

in addition to the more general risks associated with equity investing, are subject to the more particular risks associated with investing in stocks, as different types of stocks tend to shift into and out of favor depending on market and economic conditions. The value of the Funds and the Balanced Fund to the extent so invested in the equity markets will fluctuate, and the holders of units in the Funds and the Balanced Fund should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

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

Fixed income securities, including corporate bonds, also are subject to credit risk. When a security is purchased, its anticipated yield is dependent on the timely payment by the borrower of each interest and principal installment. Credit analysis and bond ratings take into account the relative likelihood that such timely payment will result. Bonds with a lower credit rating tend to have higher yields than bonds of similar maturity with a better credit rating. However, to the extent the Funds or the Balanced Fund invest in securities with medium or lower credit quality, they are subject to a higher level of credit risk than investments in investment-grade securities. The credit quality of non investment-grade securities is considered speculative by recognized ratings agencies with respect to the issuer’s continuing ability to pay interest and principal. Lower-grade securities may have less liquidity and a higher incidence of default than higher-grade securities. Furthermore, as economic, political and business developments unfold, lower-quality bonds, which possess lower levels of protection with respect to timely payment, usually exhibit more price fluctuation than do higher-quality bonds of like maturity and the value of the Funds and the Balanced Fund will reflect this volatility. Moreover, Funds that invest in fixed income securities may rely on ratings issued by one or more nationally recognized credit rating agencies to assess the credit quality of securities in which they propose to invest. There may be limitations on the quality of such ratings. For instance, certain asset backed securities such as subprime collateralized mortgage obligations (“CMOs”) and securities backed by bond insurance that initially received relatively high ratings were, in connection with the credit markets turbulence, subsequently significantly downgraded. There is a risk of loss associated with securities even if initially highly rated, particularly in the case of collateralized debt obligations and other structured-finance investments that are often of relatively higher complexity.

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

6.    Securities Lending Income

Certain Funds and the Balanced Fund are authorized to participate in the direct securities lending program administered by State Street Bank, under which securities held by the Funds and the Balanced

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Fund are loaned by State Street Bank, as the Funds’ and the Balanced Fund’s lending agent, to certain brokers and other financial institutions (the “Borrowers”). The Borrowers provide cash, securities or letters of credit as collateral against loans in an amount at least equal to 100% of the fair value of the loaned securities. The Borrowers are required to maintain the collateral at not less than 100% of the fair value of the loaned securities. Cash collateral is invested in the ABA Members Collateral Fund (as defined below).

Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) and the Balanced Fund which indirectly engages in securities lending no longer invest in the State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by the Funds that directly engage in securities lending was reinvested in a newly formed cash collateral pooled fund (the “ABA Members Collateral Fund”) managed by State Street Bank as securities lending agent (“Lending Agent”) and dedicated solely to the Funds that directly engage in securities lending. At the time of its formation, the ABA Members Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D. Thereafter, the overall level of securities loans made by the Funds will have a direct impact on the overall level of cash collateral held in the ABA Members Collateral Fund. For purposes of daily admissions and redemptions, the short-term portfolio instruments in the ABA Members Collateral Fund are currently valued on the basis of amortized cost, as provided for in the Investment Guidelines of the ABA Members Collateral Fund. Participant units in the ABA Members Collateral Fund are issued and redeemed on each business day (“valuation date”). Participant units in the ABA Members Collateral Fund, were, through December 31, 2010, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the ABA Members Collateral Fund, the Lending Agent will notify the Trustee that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the Lending Agent, in its sole discretion and acting in a manner it deems appropriate and fair on behalf of all of the unitholders, may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

The ABA Members Collateral Fund’s per unit net asset values, and the net asset value of the Funds and the Balanced Fund investing directly or indirectly in the ABA Members Collateral Fund, are reflected at fair value and differ from the per unit net asset values calculated for purpose of transactions experienced by participants in their accounts. The difference is driven by United States generally accepted accounting principles (“GAAP”) valuation of the ABA Members Collateral Fund. Such difference in valuation as of December 31, 2010 has narrowed from the difference in valuation as of December 31, 2009, reflecting higher GAAP valuations of the ABA Members Collateral Fund on December 31, 2010.

The Funds and the Balanced Fund are subject to the risks associated with the lending of securities, including the risks associated with defaults by the Borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the Borrowers.

During the year ended December 31, 2010, certain Funds (All Cap Index Equity Fund and the Retirement Date Funds) also invested in collective investment funds which lend a portion of their

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

securities to qualified Borrowers under identical collateral requirements described above. In July 2010, State Street Bank notified clients that, effective August 2010, they were terminating the withdrawal limitations that were put in place in March 2009 relating to the State Street Bank common and collective trust funds that engage in securities lending. The Trustee determined it was in the best interests of the Collective Trust to redeem the remaining balance from the State Street Bank collective lending funds which redemption was completed on September 16, 2010. From and after September 16, 2010, the All Cap Index Equity Fund and the Retirement Date Funds are non-lending funds.

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund or the Balanced Fund lending the securities and State Street Bank in its capacity as lending agent.

At December 31, 2010, the Funds’ fair value of securities on loan and investments of collateral value received at amortized cost and fair value for securities loaned was as follows:

		Investments of Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value
Bond Core Plus Fund	$29,129,396	$29,724,352	$29,486,260
Large Cap Equity Fund	72,424,395	74,079,560	73,486,183
Small-Mid Cap Equity Fund	124,279,421	127,436,357	126,415,591
International All Cap Equity Fund	8,869,194	9,120,065	9,047,013

Units of the ABA Members Collateral Fund continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain dollar amount withdrawal limitations would apply to redemptions in connection with discontinuing participation in the securities lending program. At December 31, 2010, the market value of the investments in the ABA Members Collateral Fund, as reported by its trustee, was approximately 99.199% of amortized cost. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions.

7.    Participant Ownership

As of December 31, 2010, the following Funds had participants owning greater than 5% of the outstanding units of a Fund: One participant owned 5.64% of the outstanding units of the 2010 Retirement Date Fund and one participant owned 9.99% of the outstanding units of the Conservative Risk Fund.

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