Form 10-Q
period 2011-03-31
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2011-05-13
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED).

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited	December 31, 2010
Assets
Investments, at value (including Wrapper Contracts, at Value of $255,770 and $0, respectively) (cost $852,882,041 and $858,340,833, respectively)	$894,187,150	$871,972,224
Northern Trust Global Investments—Government Short Term Investment
Fund (cost $121,415,007 and $117,393,773, respectively)	121,415,007	117,393,773
Interest and dividends receivable	22,575	23,255
Other assets	1,352	—

Total assets	1,015,626,084	989,389,252

Liabilities
Payable for fund units redeemed	1,516,986	2,478,152
Investment advisory fee payable	217,418	217,418
ING—program fee payable	411,312	432,908
Trustee, management and administration fees payable	73,052	75,108
ABA Retirement Funds—program fee payable	59,893	61,088
Other accruals	248,568	204,195

Total liabilities	2,527,229	3,468,869

Net Assets at fair value	1,013,098,855	985,920,383

Adjustment from fair value to contract value for fully benefit responsive contracts	(41,305,109)	(13,631,391)

Net Assets (equivalent to $35.75 and $35.65 per unit based on 27,182,016 and 27,272,253 units outstanding, respectively)	$971,793,746	$972,288,992

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income
Dividends	$4,857,951	$5,625,681
Interest—affiliated issuers	48,658	—

Total investment income	4,906,609	5,625,681

Expenses
ING—program fee	1,263,361	1,277,482
Trustee, management and administration fees	213,389	244,762
Investment advisory fee	357,641	—
ABA Retirement Funds—program fee	174,424	182,181
Legal and audit fees	76,571	107,767
Compliance consultant fees	40,217	79,559
Reports to unitholders	6,459	59,669
Registration fees	53,409	11,934
Other fees	9,630	44,119

Total expenses	2,195,101	2,007,473

Net investment income (loss)	2,711,508	3,618,208

Net increase (decrease) in net assets resulting from operations	$2,711,508	$3,618,208

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$2,711,508

Net increase (decrease) in net assets resulting from operations	2,711,508

From unitholder transactions
Proceeds from units issued	71,308,076
Cost of units redeemed	(74,514,830)

Net increase (decrease) in net assets from unitholder transactions	(3,206,754)

Net increase (decrease) in net assets	(495,246)

Net Assets
Beginning of period	972,288,992

End of period	$971,793,746

Number of units
Outstanding-beginning of period	27,272,253
Issued	1,997,021
Redeemed	(2,087,258)

Outstanding-end of period	27,182,016

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$0.18	$0.20
Expenses†,††	(0.08)	(0.07)

Net investment income (loss)	0.10	0.13

Net increase (decrease) in unit value	0.10	0.13
Net asset value at beginning of period	35.65	35.22

Net asset value at end of period	$35.75	$35.35

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.91%	0.82%
Ratio of net investment income (loss) to average net assets*	1.14%	1.47%
Total return**	0.28%	0.37%
Net assets at end of period (in thousands)	$971,794	$979,978

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited		December 31, 2010
Assets
Investments, at value (cost $397,190,700 and $379,530,896, respectively)	$398,329,321	(a)	$377,219,613	(b)
Investments in collective investment funds, at value (cost $38,632,720 and $29,724,352, respectively)	38,413,783		29,486,260
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment
Fund (cost $2,959,365 and $811,652 and units of 2,959,365 and
811,652, respectively)	2,959,365		811,652
Foreign currency, at value (cost $294,470 and $377,392, respectively)	304,679		384,300
Deposit with broker for open swap contracts	300,000		1,010,000
Deposit with broker for investments sold on a delayed delivery basis	1,400,000		653,000
Receivable for investments sold on delayed delivery basis	4,215,508		88,944,496
Receivable for investments sold	4,300,448		64,515,525
Interest and dividends receivable	2,206,615		2,615,814
Receivable for futures variation margin	104,998		2,800
Unrealized appreciation of forward currency exchange contracts	46,368		80,308
Swap premiums paid	43,354		47,124
Unrealized appreciation on swap agreements	438,550		388,862
Other assets	499		—

Total assets	453,063,488		566,159,754

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $3,149,687 and $20,061,562, respectively)	3,153,438		20,012,349
Options written, at value (premium received $23,460)	17,537		—
Due to custodian	—		6,657
Payable for cash collateral received on securities loaned	38,632,720		29,724,352
Payable for investments purchased on a delayed delivery basis	26,647,305		115,200,156
Payable for investments purchased	3,873,461		18,097,210
Payable for fund units redeemed	3,345,473		760,491
Swap premiums received	24,232		29,823
Unrealized depreciation on swap agreements	287,893		292,117
Due to broker for open swap contracts	260,000		813,000
Due to broker for investments purchased on a delayed delivery basis	1,376,250		936,250
Payable for futures variation margin	40		—
Unrealized depreciation of forward currency exchange contracts	777,424		738,989
Investment advisory fee payable	49,651		89,288
ING—program fee payable	161,334		173,257
Trustee, management and administration fees payable	28,689		30,100
ABA Retirement Funds—program fee payable	23,495		24,484
Other accruals	97,275		79,517

Total liabilities	78,756,217		187,008,040

Net Assets (equivalent to $25.74 and $25.61 per unit based on 14,541,607 and 14,807,254 units outstanding, respectively)	$374,307,271		$379,151,714

(a)	Includes securities on loan with a value of $37,861,033 (See Note 6).
(b)	Includes securities on loan with a value of $29,129,396 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income
Dividends (net of foreign tax expense of $0 and $26, respectively)	$28,125	$32,036
Interest	3,011,873	3,981,237
Interest—affiliated issuers	19,699	—
Securities lending income, net	9,029	6,964

Total investment income	3,068,726	4,020,237

Expenses
ING—program fee	495,931	496,530
Trustee, management and administration fees	83,746	95,132
Investment advisory fee	219,128	261,920
ABA Retirement Funds—program fee	68,454	70,811
Legal and audit fees	30,025	41,860
Compliance consultant fees	15,770	30,904
Reports to unitholders	2,533	23,178
Registration fees	20,943	4,635
Other fees	4,726	17,137

Total expenses	941,256	1,042,107

Net investment income (loss)	2,127,470	2,978,130

Net realized and unrealized gain (loss)

Net realized gain (loss) on:
Investments	(3,444,720)	1,357,219
Foreign currency transactions	(359,694)	361,675
Futures contracts	10,152	980,127
Swap contracts	—	124,584

Net realized gain (loss)	(3,794,262)	2,823,605

Change in net unrealized appreciation (depreciation) on:
Investments	3,414,580	463,799
Foreign currency transactions	(64,930)	162,267
Futures contracts	225,917	705,116
Swap contracts	54,243	(118,859)
Written options	5,922	—

Change in net unrealized appreciation (depreciation)	3,635,732	1,212,323

Net realized and unrealized gain (loss)	(158,530)	4,035,928

Net increase (decrease) in net assets resulting from operations	$1,968,940	$7,014,058

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$2,127,470
Net realized gain (loss)	(3,794,262)
Change in net unrealized appreciation (depreciation)	3,635,732

Net increase (decrease) in net assets resulting from operations	1,968,940

From unitholder transactions
Proceeds from units issued	13,852,979
Cost of units redeemed	(20,666,362)

Net increase (decrease) in net assets from unitholder transactions	(6,813,383)

Net increase (decrease) in net assets	(4,844,443)

Net Assets
Beginning of period	379,151,714

End of period	$374,307,271

Number of units
Outstanding-beginning of period	14,807,254
Issued	540,121
Redeemed	(805,768)

Outstanding-end of period	14,541,607

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the year)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$0.21	$0.25
Expenses†,††	(0.06)	(0.07)

Net investment income (loss)	0.15	0.18
Net realized and unrealized gain (loss)	(0.02)	0.26

Net increase (decrease) in unit value	0.13	0.44
Net asset value at beginning of period	25.61	24.09

Net asset value at end of period	$25.74	$24.53

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.01%	1.09%
Ratio of net investment income (loss) to average net assets*	2.28%	3.12%
Portfolio turnover**,†††	98%	151%
Total return**	0.51%	1.83%
Net assets at end of period (in thousands)	$374,307	$381,520

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited		December 31, 2010
Assets
Investments, at value (cost $589,586,540 and $615,029,284, respectively)	$764,265,773	(a)	$770,762,769	(b)
Investments in collective investment funds, at value (cost $105,063,798 and $97,823,074, respectively)	105,228,398		98,849,450
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $11,220,564 and $11,753,747 and units of 11,220,564 and 11,753,747, respectively)	11,220,564		11,753,747
Receivable for investments sold	13,996,477		2,268,053
Receivable for fund units sold	2,650,000		—
Interest and dividends receivable	923,871		915,063
Tax reclaims receivable	28,087		28,085
Other assets	1,004		—

Total assets	898,314,174		884,577,167

Liabilities
Due to custodian	—		2,141
Payable for cash collateral received on securities loaned	61,854,373		74,079,560
Payable for investments purchased	3,355,295		692,830
Payable for fund units redeemed	524,618		2,047,339
Investment advisory fee payable	198,128		191,636
ING—program fee payable	354,669		343,228
Trustee, management and administration fees payable	63,038		59,617
ABA Retirement Funds—program fee payable	51,638		48,480
Other accruals	209,518		176,617

Total liabilities	66,611,277		77,641,448

Net Assets (equivalent to $14.83 and $14.03 per unit based on 56,097,012 and 57,526,392 units outstanding, respectively)	$831,702,897		$806,935,719

(a)	Includes securities on loan with a value of $60,487,854 (See Note 6).
(b)	Includes securities on loan with a value of $72,424,395 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income
Dividends (net of foreign tax expense of $703 and $1,374, respectively)	$3,212,372	$3,580,489
Interest—affiliated issuers	8,781	—
Securities lending income, net	22,106	50,107

Total investment income	3,243,259	3,630,596

Expenses
ING—program fee	1,068,900	1,027,279
Trustee, management and administration fees	180,578	197,028
Investment advisory fee	570,118	511,327
ABA Retirement Funds—program fee	147,608	146,497
Legal and audit fees	64,826	86,947
Compliance consultant fees	34,049	64,189
Reports to unitholders	5,469	48,142
Registration fees	45,217	9,628
Other fees	8,150	35,596

Total expenses	2,124,915	2,126,633

Net investment income (loss)	1,118,344	1,503,963

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	26,100,236	52,708,759
Investments—affiliated issuers	—	4,300,083

Net realized gain (loss)	26,100,236	57,008,842

Change in net unrealized appreciation (depreciation) on:
Investments	18,083,972	(17,157,112)
Foreign currency transactions	3	—

Change in net unrealized appreciation (depreciation)	18,083,975	(17,157,112)

Net realized and unrealized gain (loss)	44,184,211	39,851,730

Net increase (decrease) in net assets resulting from operations	$45,302,555	$41,355,693

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$1,118,344
Net realized gain (loss) from investments and foreign currency transactions	26,100,236
Change in net unrealized appreciation (depreciation)	18,083,975

Net increase (decrease) in net assets resulting from operations	45,302,555

From unitholder transactions
Proceeds from units issued	17,445,111
Cost of units redeemed	(37,980,488)

Net increase (decrease) in net assets from unitholder transactions	(20,535,377)

Net increase (decrease) in net assets	24,767,178

Net Assets
Beginning of period	806,935,719

End of period	$831,702,897

Number of units
Outstanding-beginning of period	57,526,392
Issued	1,202,991
Redeemed	(2,632,371)

Outstanding-end of period	56,097,012

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$0.06	$0.06
Expenses†,††	(0.04)	(0.03)

Net investment income (loss)	0.02	0.03
Net realized and unrealized gain (loss)	0.78	0.61

Net increase (decrease) in unit value	0.80	0.64
Net asset value at beginning of period	14.03	12.15

Net asset value at end of period	$14.83	$12.79

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.05%	1.07%
Ratio of net investment income (loss) to average net assets*	0.55%	0.76%
Portfolio turnover**,†††	19%	78%
Total return**	5.70%	5.27%
Net assets at end of period (in thousands)	$831,703	$807,083

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited		December 31, 2010
Assets
Investments, at value (cost $231,818,114 and $227,724,348, respectively)	$306,936,747	(a)	$292,662,140	(b)
Investments in collective investment funds, at value (cost $156,828,953 and $138,560,174, respectively)	156,747,584		138,034,316
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $4,817,499 and $6,510,912 and units of 4,817,499 and 6,510,912, respectively)	4,817,499		6,510,912
Cash	189,827		—
Receivable for investments sold	3,691,361		1,840,260
Receivable for fund units sold	168,278		—
Interest and dividends receivable	267,624		258,002
Tax reclaims receivable	3,592		4,109
Other assets	375		—

Total assets	472,822,887		439,309,739

Liabilities
Payable for cash collateral received on securities loaned	139,546,001		127,436,357
Payable for investments purchased	3,730,438		912,845
Payable for fund units redeemed	—		946,349
Investment advisory fee payable	128,657		124,067
ING—program fee payable	137,521		130,216
Trustee, management and administration fees payable	24,470		22,604
ABA Retirement Funds—program fee payable	20,033		18,381
Other accruals	81,046		67,702

Total liabilities	143,668,166		129,658,521

Net Assets (equivalent to $18.00 and $16.56 per unit based on 18,289,217 and 18,701,043 units outstanding, respectively)	$329,154,721		$309,651,218

(a)	Includes securities on loan with a value of $136,136,629 (See Note 6).
(b)	Includes securities on loan with a value of $124,279,421 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income
Dividends (net of foreign tax expense of $372 and $132, respectively)	$1,012,573	$939,327
Interest—affiliated issuers	4,203	—
Securities lending income, net	84,246	87,987

Total investment income	1,101,022	1,027,314

Expenses
ING—program fee	412,237	367,014
Trustee, management and administration fees	69,657	70,413
Investment advisory fee	370,362	356,045
ABA Retirement Funds—program fee	56,939	52,339
Legal and audit fees	25,102	31,104
Compliance consultant fees	13,184	22,963
Reports to unitholders	2,118	17,222
Registration fees	17,509	3,444
Other fees	3,561	12,701

Total expenses	970,669	933,245

Net investment income (loss)	130,353	94,069

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	15,763,845	14,138,582
Investments—affiliated issuers	—	1,174,898

Net realized gain (loss)	15,763,845	15,313,480

Change in net unrealized appreciation (depreciation) on:
Investments	10,625,330	11,041,445
Foreign currency transactions	—	(196)

Change in net unrealized appreciation (depreciation)	10,625,330	11,041,249

Net realized and unrealized gain (loss)	26,389,175	26,354,729

Net increase (decrease) in net assets resulting from operations	$26,519,528	$26,448,798

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$130,353
Net realized gain (loss) from investments and foreign currency transactions	15,763,845
Change in net unrealized appreciation (depreciation)	10,625,330

Net increase (decrease) in net assets resulting from operations	26,519,528

From unitholder transactions
Proceeds from units issued	8,371,839
Cost of units redeemed	(15,387,864)

Net increase (decrease) in net assets from unitholder transactions	(7,016,025)

Net increase (decrease) in net assets	19,503,503

Net Assets
Beginning of period	309,651,218

End of period	$329,154,721

Number of units
Outstanding-beginning of period	18,701,043
Issued	487,136
Redeemed	(898,962)

Outstanding-end of period	18,289,217

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$0.06	$0.05
Expenses†,††	(0.05)	(0.04)

Net investment income (loss)	0.01	0.01
Net realized and unrealized gain (loss)	1.43	1.28

Net increase (decrease) in unit value	1.44	1.29
Net asset value at beginning of period	16.56	13.32

Net asset value at end of period	$18.00	$14.61

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.23%	1.32%
Ratio of net investment income (loss) to average net assets*	0.17%	0.13%
Portfolio turnover**,†††	21%	25%
Total return**	8.70%	9.68%
Net assets at end of period (in thousands)	$329,155	$293,714

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited		December 31, 2010
Assets
Investments, at value (cost $139,419,260 and $140,011,607, respectively)	$160,173,069	(a)	$159,857,822	(b)
Investments in collective investment funds, at value (cost $17,602,473 and $16,297,602, respectively)	17,754,977		16,696,553
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $4,859,336 and $3,830,446 and units of 4,859,336 and 3,830,446, respectively)	4,859,336		3,830,446
Foreign currency, at value (cost $1,577,984 and $491,659, respectively)	1,597,512		515,235
Receivable for investments sold	340,103		384,883
Receivable for fund units sold	72,792		—
Interest and dividends receivable	547,299		151,178
Unrealized appreciation of forward currency exchange contracts	136		44
Tax reclaims receivable	294,145		397,033
Other assets	216		—

Total assets	185,639,585		181,833,194

Liabilities
Payable for cash collateral received on securities loaned	8,822,378		9,120,065
Payable for investments purchased	1,408,858		89,105
Payable for fund units redeemed	—		349,987
Unrealized depreciation of forward currency exchange contracts	539		130
Investment advisory fee payable	75,818		68,776
ING—program fee payable	75,326		70,586
Trustee, management and administration fees payable	13,369		12,265
ABA Retirement Funds—program fee payable	10,967		9,974
Other accruals	44,395		39,805

Total liabilities	10,451,650		9,760,693

Net Assets (equivalent to $28.18 and $27.30 per unit based on 6,216,716 and 6,302,196 units outstanding, respectively)	$175,187,935		$172,072,501

(a)	Includes securities on loan with a value of $8,564,263 (See Note 6).
(b)	Includes securities on loan with a value of $8,869,194 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income
Dividends (net of foreign tax expense of $76,239 and $66,655, respectively)	$907,817	$975,672
Interest—affiliated issuers	1,984	—
Securities lending income, net	9,974	6,863

Total investment income	919,775	982,535

Expenses
ING—program fee	227,534	208,667
Trustee, management and administration fees	38,436	40,028
Investment advisory fee	208,932	194,588
ABA Retirement Funds—program fee	31,418	29,757
Legal and audit fees	13,731	17,653
Compliance consultant fees	7,212	13,032
Reports to unitholders	1,158	9,774
Registration fees	9,577	1,955
Other fees	1,970	7,227

Total expenses	539,968	522,681

Net investment income (loss)	379,807	459,854

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	4,454,092	5,997,752
Foreign currency transactions	31,117	423,779

Net realized gain (loss)	4,485,209	6,421,531

Change in net unrealized appreciation (depreciation) on:
Investments	661,147	(4,273,533)
Foreign currency transactions	(29,634)	7,841

Change in net unrealized appreciation (depreciation)	631,513	(4,265,692)

Net realized and unrealized gain (loss)	5,116,722	2,155,839

Net increase (decrease) in net assets resulting from operations	$5,496,529	$2,615,693

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$379,807
Net realized gain (loss) from investments and foreign currency transactions	4,485,209
Change in net unrealized appreciation (depreciation)	631,513

Net increase (decrease) in net assets resulting from operations	5,496,529

From unitholder transactions
Proceeds from units issued	7,846,170
Cost of units redeemed	(10,227,265)

Net increase (decrease) in net assets from unitholder transactions	(2,381,095)

Net increase (decrease) in net assets	3,115,434

Net Assets
Beginning of period	172,072,501

End of period	$175,187,935

Number of units
Outstanding-beginning of period	6,302,196
Issued	283,051
Redeemed	(368,531)

Outstanding-end of period	6,216,716

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the year)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$0.15	$0.15
Expenses†,††	(0.09)	(0.08)

Net investment income (loss)	0.06	0.07
Net realized and unrealized gain (loss)	0.82	0.34

Net increase (decrease) in unit value	0.88	0.41
Net asset value at beginning of period	27.30	24.91

Net asset value at end of period	$28.18	$25.32

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.26%	1.30%
Ratio of net investment income (loss) to average net assets*	0.89%	1.14%
Portfolio turnover**,†††	12%	58%
Total return**	3.22%	1.65%
Net assets at end of period (in thousands)	$175,188	$165,921

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited	December 31, 2010
Assets
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $54,728,569 and $54,048,934 and units of 5,097,771 and 5,051,720, respectively)	$57,222,477	$56,452,974
Cash	—	739
Receivable for investments sold	142,482	—
Receivable for fund units sold	—	413,741
Other assets	204	—

Total assets	57,365,163	56,867,454

Liabilities
Payable for investments purchased	—	413,741
Payable for fund units redeemed	142,482	—
Investment advisory fee payable	16,115	—
ING—program fee payable	24,321	25,198
Trustee, management and administration fees payable	4,317	4,385
ABA Retirement Funds—program fee payable	3,538	3,566
Other accruals	14,000	21,814

Total liabilities	204,773	468,704

Net Assets (equivalent to $12.35 and $12.32 per unit based on 4,628,970 and 4,578,551 units outstanding, respectively)	$57,160,390	$56,398,750

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income	$—	$—

Expenses
ING—program fee	73,874	50,563
Trustee, management and administration fees	12,477	9,686
Investment advisory fee	6,071	3,890
ABA Retirement Funds—program fee	10,199	7,211
Legal and audit fees	4,483	4,261
Compliance consultant fees	2,354	3,146
Reports to unitholders	378	2,359
Registration fees	3,127	472
Other fees	564	1,744

Total expenses	113,527	83,332

Net investment income (loss)	(113,527)	(83,332)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	170,364	54,298

Net realized gain (loss)	170,364	54,298

Change in net unrealized appreciation (depreciation) on:
Investments	89,868	623,989

Change in net unrealized appreciation (depreciation)	89,868	623,989

Net realized and unrealized gain (loss)	260,232	678,287

Net increase (decrease) in net assets resulting from operations	$146,705	$594,955

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(113,527)
Net realized gain (loss)	170,364
Change in net unrealized appreciation (depreciation)	89,868

Net increase (decrease) in net assets resulting from operations	146,705

From unitholder transactions
Proceeds from units issued	6,489,881
Cost of units redeemed	(5,874,946)

Net increase (decrease) in net assets from unitholder transactions	614,935

Net increase (decrease) in net assets	761,640

Net Assets
Beginning of period	56,398,750

End of period	$57,160,390

Number of units
Outstanding-beginning of period	4,578,551
Issued	526,896
Redeemed	(476,477)

Outstanding-end of period	4,628,970

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$—	$—
Expenses†,††	(0.02)	(0.02)

Net investment income (loss)	(0.02)	(0.02)
Net realized and unrealized gain (loss)	0.05	0.20

Net increase (decrease) in unit value	0.03	0.18
Net asset value at beginning of period	12.32	11.65

Net asset value at end of period	$12.35	$11.83

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.81%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.86)%
Portfolio turnover**,†††	4%	6%
Total return**	0.24%	1.55%
Net assets at end of period (in thousands)	$57,160	$40,231

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $113 and units of 0 and 113, respectively)	$—	$113
Investments in collective investment funds, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $51,923,093 and $47,692,232 and units of 2,776,420 and 2,603,083, respectively)	62,297,318	55,135,902
Receivable for fund units sold	116,695	433,088
Other assets	32	—

Total assets	62,414,045	55,569,103

Liabilities
Payable for investments purchased	116,595	433,088
Investment advisory fee payable	7,565	—
ING—program fee payable	25,917	22,068
Trustee, management and administration fees payable	4,613	3,839
ABA Retirement Funds—program fee payable	3,785	3,122
Other accruals	14,765	16,084

Total liabilities	173,240	478,201

Net Assets (equivalent to $18.93 and $17.90 per unit based on 3,287,576 and 3,076,880 units outstanding, respectively)	$62,240,805	$55,090,902

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income	$—	$—

Expenses
ING—program fee	75,635	46,619
Trustee, management and administration fees	12,778	8,940
Investment advisory fee	2,945	1,796
ABA Retirement Funds—program fee	10,445	6,648
Legal and audit fees	4,650	3,948
Compliance consultant fees	2,442	2,915
Reports to unitholders	392	2,186
Registration fees	3,243	437
Other fees	588	1,616

Total expenses	113,118	75,105

Net investment income (loss)	(113,118)	(75,105)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	427,939	145,392

Net realized gain (loss)	427,939	145,392

Change in net unrealized appreciation (depreciation) on:
Investments	2,930,555	1,791,476

Change in net unrealized appreciation (depreciation)	2,930,555	1,791,476

Net realized and unrealized gain (loss)	3,358,494	1,936,868

Net increase (decrease) in net assets resulting from operations	$3,245,376	$1,861,763

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(113,118)
Net realized gain (loss)	427,939
Change in net unrealized appreciation (depreciation)	2,930,555

Net increase (decrease) in net assets resulting from operations	3,245,376

From unitholder transactions
Proceeds from units issued	10,173,571
Cost of units redeemed	(6,269,044)

Net increase (decrease) in net assets from unitholder transactions	3,904,527

Net increase (decrease) in net assets	7,149,903

Net Assets
Beginning of period	55,090,902

End of period	$62,240,805

Number of units
Outstanding-beginning of period	3,076,880
Issued	548,702
Redeemed	(338,006)

Outstanding-end of period	3,287,576

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$—	$—
Expenses†,††	(0.04)	(0.03)

Net investment income (loss)	(0.04)	(0.03)
Net realized and unrealized gain (loss)	1.07	0.84

Net increase (decrease) in unit value	1.03	0.81
Net asset value at beginning of period	17.90	15.68

Net asset value at end of period	$18.93	$16.49

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.77%	0.84%
Ratio of net investment income (loss) to average net assets*	(0.77)%	(0.84)%
Portfolio turnover**,†††	3%	7%
Total return**	5.75%	5.17%
Net assets at end of period (in thousands)	$62,241	$38,965

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.010% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $611 and units of 0 and 611, respectively)	$—		$611
Investments in collective investment funds, at value:
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $251,268,115 and $252,922,382 and units of 17,740,038 and 17,928,521, respectively)	308,925,028		293,418,183
Receivable for investments sold	—		511,260
Receivable for fund units sold	217,776		—
Other assets	326		—

Total assets	309,143,130		293,930,054

Liabilities
Payable for investments purchased	217,776		—
Payable for fund units redeemed	—		511,260
Investment advisory fee payable	84,299		—
ING—program fee payable	130,749		122,391
Trustee, management and administration fees payable	23,254		21,243
ABA Retirement Funds—program fee payable	19,048		17,274
Payable for legal and audit services	29,419		26,129
Payable for compliance consultant fees	—	(a)	14,606
Other accruals	47,282		74,957

Total liabilities	551,827		787,860

Net Assets (equivalent to $37.74 and $35.54 per unit based on 8,175,817 and 8,247,938 units outstanding, respectively)	$308,591,303		$293,142,194

(a)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income	$—	$—

Expenses
ING—program fee	391,266	341,994
Trustee, management and administration fees	66,101	65,597
Investment advisory fee	30,359	32,945
ABA Retirement Funds—program fee	54,033	48,771
Legal and audit fees	23,819	28,959
Compliance consultant fees	12,510	21,379
Reports to unitholders	2,009	16,034
Registration fees	16,614	3,207
Other fees	2,997	11,856

Total expenses	599,708	570,742

Net investment income (loss)	(599,708)	(570,742)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,481,317	2,069,199

Net realized gain (loss)	1,481,317	2,069,199

Change in net unrealized appreciation (depreciation) on:
Investments	17,161,112	13,629,638

Change in net unrealized appreciation (depreciation)	17,161,112	13,629,638

Net realized and unrealized gain (loss)	18,642,429	15,698,837

Net increase (decrease) in net assets resulting from operations	$18,042,721	$15,128,095

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(599,708)
Net realized gain (loss)	1,481,317
Change in net unrealized appreciation (depreciation)	17,161,112

Net increase (decrease) in net assets resulting from operations	18,042,721

From unitholder transactions
Proceeds from units issued	12,503,747
Cost of units redeemed	(15,097,359)

Net increase (decrease) in net assets from unitholder transactions	(2,593,612)

Net increase (decrease) in net assets	15,449,109

Net Assets
Beginning of period	293,142,194

End of period	$308,591,303

Number of units
Outstanding-beginning of period	8,247,938
Issued	339,299
Redeemed	(411,420)

Outstanding-end of period	8,175,817

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$—	$—
Expenses†,††	(0.07)	(0.07)

Net investment income (loss)	(0.07)	(0.07)
Net realized and unrealized gain (loss)	2.27	1.85

Net increase (decrease) in unit value	2.20	1.78
Net asset value at beginning of period	35.54	30.60

Net asset value at end of period	$37.74	$32.38

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.80%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.80)%	(0.87)%
Portfolio turnover**,†††	1%	9%
Total return**	6.19%	5.82%
Net assets at end of period (in thousands)	$308,591	$275,978

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $90 and units of 0 and 90, respectively)	$—	$90
Investments in collective investment funds, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $44,501,435 and $35,944,250 and units of 1,544,620 and 1,313,540, respectively)	57,075,244	44,387,144
Receivable for fund units sold	1,158,287	657,452

Total assets	58,233,531	45,044,686

Liabilities
Payable for investments purchased	1,158,287	657,452
Investment advisory fee payable	12,068	—
ING—program fee payable	22,535	17,373
Trustee, management and administration fees payable	3,913	3,028
ABA Retirement Funds—program fee payable	3,293	2,462
Other accruals	12,443	15,963

Total liabilities	1,212,539	696,278

Net Assets (equivalent to $26.95 and $24.69 per unit based on 2,116,137 and 1,796,377 units outstanding, respectively)	$57,020,992	$44,348,408

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income	$—	$—

Expenses
ING—program fee	63,216	34,777
Trustee, management and administration fees	10,685	6,672
Investment advisory fee	5,270	3,352
ABA Retirement Funds—program fee	8,735	4,959
Legal and audit fees	3,946	2,952
Compliance consultant fees	2,073	2,179
Reports to unitholders	333	1,635
Registration fees	2,752	327
Other fees	500	1,209

Total expenses	97,510	58,062

Net investment income (loss)	(97,510)	(58,062)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	380,970	175,796

Net realized gain (loss)	380,970	175,796

Change in net unrealized appreciation (depreciation) on:
Investments	4,130,915	2,231,460

Change in net unrealized appreciation (depreciation)	4,130,915	2,231,460

Net realized and unrealized gain (loss)	4,511,885	2,407,256

Net increase (decrease) in net assets resulting from operations	$4,414,375	$2,349,194

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(97,510)
Net realized gain (loss)	380,970
Change in net unrealized appreciation (depreciation)	4,130,915

Net increase (decrease) in net assets resulting from operations	4,414,375

From unitholder transactions
Proceeds from units issued	14,097,154
Cost of units redeemed	(5,838,945)

Net increase (decrease) in net assets from unitholder transactions	8,258,209

Net increase (decrease) in net assets	12,672,584

Net Assets
Beginning of period	44,348,408

End of period	$57,020,992

Number of units
Outstanding-beginning of period	1,796,377
Issued	546,966
Redeemed	(227,206)

Outstanding-end of period	2,116,137

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$—	$—
Expenses†,††	(0.05)	(0.04)

Net investment income (loss)	(0.05)	(0.04)
Net realized and unrealized gain (loss)	2.31	1.78

Net increase (decrease) in unit value	2.26	1.74
Net asset value at beginning of period	24.69	19.66

Net asset value at end of period	$26.95	$21.40

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.78%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.87)%
Portfolio turnover**,†††	3%	9%
Total return**	9.15%	8.85%
Net assets at end of period (in thousands)	$57,021	$29,524

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $54 and units of 0 and 54, respectively)	$—	$54
Investments in collective investment funds, at value:
SSgA Russell Small Cap Index Non-Lending Series Fund Class A (cost $28,910,522 and $21,991,797 and units of 1,407,188 and 1,138,075, respectively)	35,801,689	26,818,749
Receivable for fund units sold	671,541	269,225

Total assets	36,473,230	27,088,028

Liabilities
Payable for investments purchased	671,541	269,225
Investment advisory fee payable	7,252	—
ING—program fee payable	14,225	10,017
Trustee, management and administration fees payable	2,554	1,745
ABA Retirement Funds—program fee payable	2,082	1,419
Other accruals	7,629	9,553

Total liabilities	705,283	291,959

Net Assets (equivalent to $27.99 and $25.98 per unit based on 1,277,676 and 1,031,517 units outstanding, respectively)	$35,767,947	$26,796,069

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income	$—	$—

Expenses
ING—program fee	39,248	21,009
Trustee, management and administration fees	6,635	4,031
Investment advisory fee	3,288	2,025
ABA Retirement Funds—program fee	5,424	2,996
Legal and audit fees	2,450	1,785
Compliance consultant fees	1,287	1,318
Reports to unitholders	207	988
Registration fees	1,709	198
Other fees	309	731

Total expenses	60,557	35,081

Net investment income (loss)	(60,557)	(35,081)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	410,573	68,081

Net realized gain (loss)	410,573	68,081

Change in net unrealized appreciation (depreciation) on:
Investments	2,064,215	1,380,828

Change in net unrealized appreciation (depreciation)	2,064,215	1,380,828

Net realized and unrealized gain (loss)	2,474,788	1,448,909

Net increase (decrease) in net assets resulting from operations	$2,414,231	$1,413,828

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(60,557)
Net realized gain (loss)	410,573
Change in net unrealized appreciation (depreciation)	2,064,215

Net increase (decrease) in net assets resulting from operations	2,414,231

From unitholder transactions
Proceeds from units issued	10,502,036
Cost of units redeemed	(3,944,389)

Net increase (decrease) in net assets from unitholder transactions	6,557,647

Net increase (decrease) in net assets	8,971,878

Net Assets
Beginning of period	26,796,069

End of period	$35,767,947

Number of units
Outstanding-beginning of period	1,031,517
Issued	394,722
Redeemed	(148,563)

Outstanding-end of period	1,277,676

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$—	$—
Expenses†,††	(0.05)	(0.05)

Net investment income (loss)	(0.05)	(0.05)
Net realized and unrealized gain (loss)	2.06	1.82

Net increase (decrease) in unit value	2.01	1.77
Net asset value at beginning of period	25.98	20.67

Net asset value at end of period	$27.99	$22.44

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.78%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.87)%
Portfolio turnover**,†††	5%	9%
Total return**	7.74%	8.56%
Net assets at end of period (in thousands)	$35,768	$18,017

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $87 and units of 0 and 87, respectively)	$—	$87
Investments in collective investment funds, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $44,056,820 and $39,231,983 and units of 3,626,782 and 3,283,291, respectively)	50,470,293	44,193,095
Receivable for fund units sold	1,318,299	1,216,106
Other assets	40	25

Total assets	51,788,632	45,409,313

Liabilities
Payable for investments purchased	1,318,299	1,216,106
Investment advisory fee payable	35,681	—
ING—program fee payable	20,750	17,216
Trustee, management and administration fees payable	3,648	3,003
ABA Retirement Funds—program fee payable	3,010	2,442
Other accruals	11,645	29,468

Total liabilities	1,393,033	1,268,235

Net Assets (equivalent to $29.85 and $28.94 per unit based on 1,688,091 and 1,525,410 units outstanding, respectively)	$50,395,599	$44,141,078

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income	$—	$—

Expenses
ING—program fee	59,977	33,447
Trustee, management and administration fees	10,129	6,417
Investment advisory fee	15,149	6,447
ABA Retirement Funds—program fee	8,281	4,770
Legal and audit fees	3,680	2,836
Compliance consultant fees	1,933	2,094
Reports to unitholders	310	1,570
Registration fees	2,566	314
Other fees	464	1,161

Total expenses	102,489	59,056

Net investment income (loss)	(102,489)	(59,056)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	107,539	27,416

Net realized gain (loss)	107,539	27,416

Change in net unrealized appreciation (depreciation) on:
Investments	1,452,361	433,184

Change in net unrealized appreciation (depreciation)	1,452,361	433,184

Net realized and unrealized gain (loss)	1,559,900	460,600

Net increase (decrease) in net assets resulting from operations	$1,457,411	$401,544

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(102,489)
Net realized gain (loss)	107,539
Change in net unrealized appreciation (depreciation)	1,452,361

Net increase (decrease) in net assets resulting from operations	1,457,411

From unitholder transactions
Proceeds from units issued	7,847,284
Cost of units redeemed	(3,050,174)

Net increase (decrease) in net assets from unitholder transactions	4,797,110

Net increase (decrease) in net assets	6,254,521
Net Assets
Beginning of period	44,141,078

End of period	$50,395,599

Number of units
Outstanding-beginning of period	1,525,410
Issued	266,646
Redeemed	(103,965)

Outstanding-end of period	1,688,091

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$—	$—
Expenses†,††	(0.06)	(0.06)

Net investment income (loss)	(0.06)	(0.06)
Net realized and unrealized gain (loss)	0.97	0.39

Net increase (decrease) in unit value	0.91	0.33
Net asset value at beginning of period	28.94	26.28

Net asset value at end of period	$29.85	$26.61

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.89%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.89)%	(0.92)%
Portfolio turnover**,†††	2%	5%
Total return**	3.14%	1.26%
Net assets at end of period (in thousands)	$50,396	$28,332

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.052% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $27 and units of 0 and 27, respectively)	$—		$27
Investments in collective investment funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $7,630,341 and $5,540,816 and units of 374,096 and 275,552, respectively)	7,908,763		5,707,777
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $4,314,856 and $3,227,671 and units of 177,230 and 141,916, respectively)	5,083,121		3,816,552
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $3,462,465 and $2,745,087 and units of 395,885 and 332,103, respectively)	4,083,555		3,279,185
Receivable for fund units sold	320,545		38,418

Total assets	17,395,984		12,841,959

Liabilities
Payable for investments purchased	320,545		38,418
Investment advisory fee payable	7,100		—
ING—program fee payable	6,764		5,478
Trustee, management and administration fees payable	1,228		954
ABA Retirement Funds—program fee payable	987		776
Payable for legal and audit services	—	(a)	1,122
Payable for compliance consultant fees	—	(b)	627
Other accruals	3,632		5,139

Total liabilities	340,256		52,514

Net Assets (equivalent to $17.25 and $16.62 per unit based on 988,940 and 769,370 units outstanding, respectively)	$17,055,728		$12,789,445

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income	$—	$—

Expenses
ING—program fee	18,872	8,076
Trustee, management and administration fees	3,188	1,548
Investment advisory fee	2,863	1,400
ABA Retirement Funds—program fee	2,606	1,153
Legal and audit fees	1,167	687
Compliance consultant fees	613	507
Reports to unitholders	99	380
Registration fees	814	76
Other fees	151	281

Total expenses	30,373	14,108

Net investment income (loss)	(30,373)	(14,108)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	223,986	57,662

Net realized gain (loss)	223,986	57,662

Change in net unrealized appreciation (depreciation) on:
Investments	377,837	98,218

Change in net unrealized appreciation (depreciation)	377,837	98,218

Net realized and unrealized gain (loss)	601,823	155,880

Net increase (decrease) in net assets resulting from operations	$571,450	$141,772

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(30,373)
Net realized gain (loss)	223,986
Change in net unrealized appreciation (depreciation)	377,837

Net increase (decrease) in net assets resulting from operations	571,450

From unitholder transactions
Proceeds from units issued	5,729,441
Cost of units redeemed	(2,034,608)

Net increase (decrease) in net assets from unitholder transactions	3,694,833

Net increase (decrease) in net assets	4,266,283

Net Assets
Beginning of period	12,789,445

End of period	$17,055,728

Number of units
Outstanding-beginning of period	769,370
Issued	340,023
Redeemed	(120,453)

Outstanding-end of period	988,940

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$—	$—
Expenses†,††	(0.03)	(0.03)

Net investment income (loss)	(0.03)	(0.03)
Net realized and unrealized gain (loss)	0.66	0.31

Net increase (decrease) in unit value	0.63	0.28
Net asset value at beginning of period	16.62	14.51

Net asset value at end of period	$17.25	$14.79

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.82%	0.91%
Ratio of net investment income (loss) to average net assets*	(0.82)%	(0.91)%
Portfolio turnover**,†††	8%	5%
Total return**	3.79%	1.93%
Net assets at end of period (in thousands)	$17,056	$7,885

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited	December 31, 2010
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $33,265,591 and $33,661,787 and units of 2,869,876 and 2,920,687, respectively)	$35,859,095	$35,550,602
Cash	—	74
Receivable for investments sold	110,587	258,989
Other assets	47	—

Total assets	35,969,729	35,809,665

Liabilities
Payable for fund units redeemed	110,587	258,989
Retirement Date Fund management fee payable	26,112	17,113
ING—program fee payable	15,279	15,495
Trustee, management and administration fees payable	3,517	3,442
ABA Retirement Funds—program fee payable	2,228	2,199
Other accruals	9,144	7,464

Total liabilities	166,867	304,702

Net Assets (equivalent to $12.20 and $11.91 per unit based on 2,935,816 and 2,982,118 units outstanding, respectively)	$35,802,862	$35,504,963

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income	$—	$—

Expenses
ING—program fee	46,753	39,231
Trustee, management and administration fees	10,153	7,518
Retirement Date Fund management fee	8,999	7,550
ABA Retirement Funds—program fee	6,455	5,594
Legal and audit fees	2,824	3,312
Compliance consultant fees	1,483	2,445
Reports to unitholders	238	1,834
Registration fees	1,969	367
Other fees	355	1,356

Total expenses	79,229	69,207

Net investment income (loss)	(79,229)	(69,207)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	235,438	111,461

Net realized gain (loss)	235,438	111,461

Change in net unrealized appreciation (depreciation) on:
Investments	704,689	656,258

Change in net unrealized appreciation (depreciation)	704,689	656,258

Net realized and unrealized gain (loss)	940,127	767,719

Net increase (decrease) in net assets resulting from operations	$860,898	$698,512

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(79,229)
Net realized gain (loss)	235,438
Change in net unrealized appreciation (depreciation)	704,689

Net increase (decrease) in net assets resulting from operations	860,898

From unitholder transactions
Proceeds from units issued	1,980,967
Cost of units redeemed	(2,543,966)

Net increase (decrease) in net assets from unitholder transactions	(562,999)

Net increase (decrease) in net assets	297,899

Net Assets
Beginning of period	35,504,963

End of period	$35,802,862

Number of units
Outstanding-beginning of period	2,982,118
Issued	164,499
Redeemed	(210,801)

Outstanding-end of period	2,935,816

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$—	$—
Expenses†,††	(0.03)	(0.02)

Net investment income (loss)	(0.03)	(0.02)
Net realized and unrealized gain (loss)	0.32	0.27

Net increase (decrease) in unit value	0.29	0.25
Net asset value at beginning of period	11.91	10.94

Net asset value at end of period	$12.20	$11.19

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.90%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.90)%	(0.92)%
Portfolio turnover**,†††	4%	9%
Total return**	2.43%	2.29%
Net assets at end of period (in thousands)	$35,803	$31,692

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited		December 31, 2010
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $65,002,262 and $65,124,151 and units of 5,396,013 and 5,438,050, respectively)	$71,016,933		$69,514,596
Cash	—		146
Receivable for fund units sold	358,758		21,845
Other assets	99		—

Total assets	71,375,790		69,536,587

Liabilities
Payable for investments purchased	358,758		21,845
Retirement Date Fund management fee payable	50,325		31,464
ING—program fee payable	30,030		29,424
Trustee, management and administration fees payable	6,875		6,498
ABA Retirement Funds—program fee payable	4,373		4,151
Payable for legal and audit services	—	(a)	6,207
Other accruals	17,828		8,463

Total liabilities	468,189		108,052

Net Assets (equivalent to $14.62 and $14.24 per unit based on 4,848,725 and 4,877,243 units outstanding, respectively)	$70,907,601		$69,428,535

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income	$—	$—

Expenses
ING—program fee	90,717	81,209
Trustee, management and administration fees	19,708	15,568
Retirement Date Fund management fee	18,861	15,635
ABA Retirement Funds—program fee	12,529	11,581
Legal and audit fees	5,488	6,860
Compliance consultant fees	2,882	5,065
Reports to unitholders	463	3,798
Registration fees	3,828	760
Other fees	692	2,809

Total expenses	155,168	143,285

Net investment income (loss)	(155,168)	(143,285)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	403,742	348,076

Net realized gain (loss)	403,742	348,076

Change in net unrealized appreciation (depreciation) on:
Investments	1,624,226	1,600,239

Change in net unrealized appreciation (depreciation)	1,624,226	1,600,239

Net realized and unrealized gain (loss)	2,027,968	1,948,315

Net increase (decrease) in net assets resulting from operations	$1,872,800	$1,805,030

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(155,168)
Net realized gain (loss)	403,742
Change in net unrealized appreciation (depreciation)	1,624,226

Net increase (decrease) in net assets resulting from operations	1,872,800

From unitholder transactions
Proceeds from units issued	4,587,569
Cost of units redeemed	(4,981,303)

Net increase (decrease) in net assets from unitholder transactions	(393,734)

Net increase (decrease) in net assets	1,479,066

Net Assets
Beginning of period	69,428,535

End of period	$70,907,601

Number of units
Outstanding-beginning of period	4,877,243
Issued	317,788
Redeemed	(346,306)

Outstanding-end of period	4,848,725

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$—	$—
Expenses†,††	(0.03)	(0.03)

Net investment income (loss)	(0.03)	(0.03)
Net realized and unrealized gain (loss)	0.41	0.40

Net increase (decrease) in unit value	0.38	0.37
Net asset value at beginning of period	14.24	12.75

Net asset value at end of period	$14.62	$13.12

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.91%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.91)%	(0.92)%
Portfolio turnover**,†††	4%	14%
Total return**	2.67%	2.90%
Net assets at end of period (in thousands)	$70,908	$63,092

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $275 and units of 0 and 275, respectively)	$—	$275
Investments in collective investment funds, at value:
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $129,487,399 and $123,528,089 and units of 10,387,851 and 10,044,096, respectively)	146,157,061	135,866,487
Receivable for fund units sold	250,908	461,938
Other assets	107	—

Total assets	146,408,076	136,328,700

Liabilities
Payable for investments purchased	250,908	461,938
Retirement Date Fund management fee payable	95,738	58,970
ING—program fee payable	61,671	55,248
Trustee, management and administration fees payable	14,158	12,208
ABA Retirement Funds—program fee payable	8,979	7,799
Other accruals	35,676	28,107

Total liabilities	467,130	624,270

Net Assets (equivalent to $17.10 and $16.48 per unit based on 8,534,882 and 8,237,096 units outstanding, respectively)	$145,940,946	$135,704,430

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income	$—	$—

Expenses
ING—program fee	182,732	141,022
Trustee, management and administration fees	39,693	27,044
Retirement Date Fund management fee	36,769	27,163
ABA Retirement Funds—program fee	25,235	20,111
Legal and audit fees	11,172	11,932
Compliance consultant fees	5,868	8,809
Reports to unitholders	942	6,607
Registration fees	7,793	1,321
Other fees	1,410	4,885

Total expenses	311,614	248,894

Net investment income (loss)	(311,614)	(248,894)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,194,391	433,685

Net realized gain (loss)	1,194,391	433,685

Change in net unrealized appreciation (depreciation) on:
Investments	4,331,264	3,919,052

Change in net unrealized appreciation (depreciation)	4,331,264	3,919,052

Net realized and unrealized gain (loss)	5,525,655	4,352,737

Net increase (decrease) in net assets resulting from operations	$5,214,041	$4,103,843

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(311,614)
Net realized gain (loss)	1,194,391
Change in net unrealized appreciation (depreciation)	4,331,264

Net increase (decrease) in net assets resulting from operations	5,214,041

From unitholder transactions
Proceeds from units issued	14,888,517
Cost of units redeemed	(9,866,042)

Net increase (decrease) in net assets from unitholder transactions	5,022,475

Net increase (decrease) in net assets	10,236,516

Net Assets
Beginning of period	135,704,430

End of period	$145,940,946

Number of units
Outstanding-beginning of period	8,237,096
Issued	887,615
Redeemed	(589,829)

Outstanding-end of period	8,534,882

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$—	$—
Expenses†,††	(0.04)	(0.03)

Net investment income (loss)	(0.04)	(0.03)
Net realized and unrealized gain (loss)	0.66	0.58

Net increase (decrease) in unit value	0.62	0.55
Net asset value at beginning of period	16.48	14.45

Net asset value at end of period	$17.10	$15.00

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.89%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.89)%	(0.92)%
Portfolio turnover**,†††	3%	13%
Total return**	3.76%	3.81%
Net assets at end of period (in thousands)	$145,941	$112,028

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $221 and units of 0 and 221, respectively)	$—		$221
Investments in collective investment funds, at value:
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $98,903,092 and $96,155,242 and units of 7,868,420 and 7,760,728, respectively)	115,122,849		108,526,023
Receivable for investments sold	372,129		22,508
Other assets	99		—

Total assets	115,495,077		108,548,752

Liabilities
Payable for fund units redeemed	372,129		22,508
Retirement Date Fund management fee payable	76,075		48,332
ING—program fee payable	49,111		44,292
Trustee, management and administration fees payable	11,261		9,803
ABA Retirement Funds—program fee payable	7,157		6,263
Payable for legal and audit services	—	(a)	9,567
Other accruals	28,459		13,044

Total liabilities	544,192		153,809

Net Assets (equivalent to $19.27 and $18.45 per unit based on 5,966,695 and 5,874,159 units outstanding, respectively)	$114,950,885		$108,394,943

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income	$—	$—

Expenses
ING—program fee	145,797	104,247
Trustee, management and administration fees	31,670	19,991
Retirement Date Fund management fee	27,743	20,080
ABA Retirement Funds—program fee	20,135	14,867
Legal and audit fees	8,884	8,825
Compliance consultant fees	4,666	6,515
Reports to unitholders	749	4,886
Registration fees	6,196	977
Other fees	1,121	3,613

Total expenses	246,961	184,001

Net investment income (loss)	(246,961)	(184,001)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,226,079	(193,085)

Net realized gain (loss)	1,226,079	(193,085)

Change in net unrealized appreciation (depreciation) on:
Investments	3,848,976	3,850,124

Change in net unrealized appreciation (depreciation)	3,848,976	3,850,124

Net realized and unrealized gain (loss)	5,075,055	3,657,039

Net increase (decrease) in net assets resulting from operations	$4,828,094	$3,473,038

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(246,961)
Net realized gain (loss)	1,226,079
Change in net unrealized appreciation (depreciation)	3,848,976

Net increase (decrease) in net assets resulting from operations	4,828,094

From unitholder transactions
Proceeds from units issued	9,385,630
Cost of units redeemed	(7,657,782)

Net increase (decrease) in net assets from unitholder transactions	1,727,848

Net increase (decrease) in net assets	6,555,942

Net Assets
Beginning of period	108,394,943

End of period	$114,950,885

Number of units
Outstanding-beginning of period	5,874,159
Issued	499,276
Redeemed	(406,740)

Outstanding-end of period	5,966,695

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$—	$—
Expenses†,††	(0.04)	(0.04)

Net investment income (loss)	(0.04)	(0.04)
Net realized and unrealized gain (loss)	0.86	0.73

Net increase (decrease) in unit value	0.82	0.69
Net asset value at beginning of period	18.45	16.03

Net asset value at end of period	$19.27	$16.72

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.89%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.89)%	(0.92)%
Portfolio turnover**,†††	4%	12%
Total return**	4.44%	4.30%
Net assets at end of period (in thousands)	$114,951	$85,635

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $131 and units of 0 and 131, respectively)	$—		$131
Investments in collective investment funds, at value:
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $61,198,580 and $58,128,417 and units of 4,820,799 and 4,645,229, respectively)	72,070,948		66,022,644
Receivable for fund units sold	162,314		46,485
Other assets	7		—

Total assets	72,233,269		66,069,260

Liabilities
Payable for investments purchased	162,314		46,485
Retirement Date Fund management fee payable	45,925		28,448
ING—program fee payable	30,139		26,294
Trustee, management and administration fees payable	6,909		5,795
ABA Retirement Funds—program fee payable	4,381		3,703
Payable for legal and audit services	—	(a)	5,805
Other accruals	17,851		7,914

Total liabilities	267,519		124,444

Net Assets (equivalent to $21.61 and $20.59 per unit based on 3,330,536 and 3,203,304 units outstanding, respectively)	$71,965,750		$65,944,816

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income	$—	$—

Expenses
ING—program fee	89,056	65,812
Trustee, management and administration fees	19,345	12,623
Retirement Date Fund management fee	17,477	12,679
ABA Retirement Funds—program fee	12,298	9,385
Legal and audit fees	5,449	5,568
Compliance consultant fees	2,862	4,111
Reports to unitholders	460	3,083
Registration fees	3,801	617
Other fees	1,182	2,280

Total expenses	151,930	116,158

Net investment income (loss)	(151,930)	(116,158)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	514,316	(236,446)

Net realized gain (loss)	514,316	(236,446)

Change in net unrealized appreciation (depreciation) on:
Investments	2,978,141	2,675,449

Change in net unrealized appreciation (depreciation)	2,978,141	2,675,449

Net realized and unrealized gain (loss)	3,492,457	2,439,003

Net increase (decrease) in net assets resulting from operations	$3,340,527	$2,322,845

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(151,930)
Net realized gain (loss)	514,316
Change in net unrealized appreciation (depreciation)	2,978,141

Net increase (decrease) in net assets resulting from operations	3,340,527

From unitholder transactions
Proceeds from units issued	6,759,861
Cost of units redeemed	(4,079,454)

Net increase (decrease) in net assets from unitholder transactions	2,680,407

Net increase (decrease) in net assets	6,020,934

Net Assets
Beginning of period	65,944,816

End of period	$71,965,750

Number of units
Outstanding-beginning of period	3,203,304
Issued	320,336
Redeemed	(193,104)

Outstanding-end of period	3,330,536

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$—	$—
Expenses†,††	(0.05)	(0.04)

Net investment income (loss)	(0.05)	(0.04)
Net realized and unrealized gain (loss)	1.07	0.85

Net increase (decrease) in unit value	1.02	0.81
Net asset value at beginning of period	20.59	17.83

Net asset value at end of period	$21.61	$18.64

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.89%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.89)%	(0.92)%
Portfolio turnover**,†††	2%	13%
Total return**	4.95%	4.54%
Net assets at end of period (in thousands)	$71,966	$53,309

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $1,104,628 and $966,209 and units of 1,104,628 and 966,209, respectively)	$1,104,628		$966,209
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $10,263,665 and $8,604,186 and units of 926,824 and 785,284, respectively)	10,403,600		8,775,547
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $2,829,478 and $2,573,201 and units of 191,016 and 182,600, respectively)	3,326,355		2,988,439
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $1,835,441 and $1,542,057 and units of 89,660 and 76,418, respectively)	1,895,508		1,582,916
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $992,577 and $861,116 and units of 40,361 and 37,381, respectively)	1,157,604		1,005,281
SSgA International Index Non-Lending Series Fund Class A (cost $927,052 and $841,624 and units of 74,266 and 69,588, respectively)	1,049,375		950,505
Receivable for investments sold	12,557		—
Receivable for fund units sold	54,991		8,869
Interest and dividends receivable	132		84

Total assets	19,004,750		16,277,850

Liabilities
Payable for investments purchased	39,245		8,337
Investment advisory fee payable	4,608		—
ING—program fee payable	6,985		6,886
Trustee, management and administration fees payable	1,242		1,206
ABA Retirement Funds—program fee payable	1,007		981
Payable for legal and audit services	—	(a)	1,438
Payable for compliance consultant fees	—	(b)	803
Payable for reports to unitholders	—	(c)	277
Other accruals	4,180		3,693

Total liabilities	57,267		23,621

Net Assets (equivalent to $15.94 and $15.64 per unit based on 1,188,492 and 1,039,603 units outstanding, respectively)	$18,947,483		$16,254,229

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income
Interest	$—	$245
Interest—affiliated issuers	348	—

Total investment income	348	245

Expenses
ING—program fee	21,028	8,618
Trustee, management and administration fees	3,554	1,651
Investment advisory fee	1,794	995
ABA Retirement Funds—program fee	2,905	1,230
Legal and audit fees	1,293	729
Compliance consultant fees	679	538
Reports to unitholders	109	404
Registration fees	902	81
Other fees	163	298

Total expenses	32,427	14,544

Net investment income (loss)	(32,079)	(14,299)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	260,804	112,933

Net realized gain (loss)	260,804	112,933

Change in net unrealized appreciation (depreciation) on:
Investments	103,725	78,008

Change in net unrealized appreciation (depreciation)	103,725	78,008

Net realized and unrealized gain (loss)	364,529	190,941

Net increase (decrease) in net assets resulting from operations	$332,450	$176,642

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(32,079)
Net realized gain (loss)	260,804
Change in net unrealized appreciation (depreciation)	103,725

Net increase (decrease) in net assets resulting from operations	332,450

From unitholder transactions
Proceeds from units issued	5,301,712
Cost of units redeemed	(2,940,908)

Net increase (decrease) in net assets from unitholder transactions	2,360,804

Net increase (decrease) in net assets	2,693,254

Net Assets
Beginning of period	16,254,229

End of period	$18,947,483

Number of units
Outstanding-beginning of period	1,039,603
Issued	335,197
Redeemed	(186,308)

Outstanding-end of period	1,188,492

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$— (a)	$— (a)
Expenses†,††	(0.03)	(0.03)

Net investment income (loss)	(0.03)	(0.03)
Net realized and unrealized gain (loss)	0.33	0.39

Net increase (decrease) in unit value	0.30	0.36
Net asset value at beginning of period	15.64	14.39

Net asset value at end of period	$15.94	$14.75

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.80%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.79)%	(0.86)%
Portfolio turnover**,†††	15%	14%
Total return**	1.92%	2.50%
Net assets at end of period (in thousands)	$18,947	$7,216

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.019% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $1,122,749 and $973,216 and units of 1,122,749 and 973,216, respectively)	$1,122,749		$973,216
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $12,837,009 and $10,110,886 and units of 1,178,449 and 937,926, respectively)	13,228,090		10,481,329
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $12,090,308 and $10,388,430 and units of 828,111 and 741,375, respectively)	14,420,726		12,133,340
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $4,870,818 and $4,102,914 and units of 396,920 and 346,298, respectively)	5,523,541		4,661,174
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $1,806,474 and $1,427,317 and units of 89,859 and 71,964, respectively)	1,899,699		1,490,671
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,934,912 and $1,584,565 and units of 83,226 and 72,339, respectively)	2,386,996		1,945,415
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $504,883 and $438,428 and units of 59,141 and 53,563, respectively)	610,042		528,886
Cash	4,852		—
Receivable for investments sold	2,113		22,679
Receivable for fund units sold	166,981		—
Interest and dividends receivable	127		183

Total assets	39,365,916		32,236,893

Liabilities
Payable for investments purchased	164,235		64,642
Payable for fund units redeemed	—		23,359
Investment advisory fee payable	12,171		—
ING—program fee payable	15,094		12,677
Trustee, management and administration fees payable	2,698		2,209
ABA Retirement Funds—program fee payable	2,200		1,796
Payable for legal and audit services	—	(a)	2,788
Other accruals	8,708		11,190

Total liabilities	205,106		118,661

Net Assets (equivalent to $18.95 and $18.34 per unit based on 2,066,136 and 1,751,335 units outstanding, respectively)	$39,160,810		$32,118,232

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income
Dividends	$—	$209
Interest—affiliated issuers	252	—

Total investment income	252	209

Expenses
ING—program fee	44,311	20,599
Trustee, management and administration fees	7,485	3,947
Investment advisory fee	4,784	2,378
ABA Retirement Funds—program fee	6,119	2,938
Legal and audit fees	2,768	1,744
Compliance consultant fees	1,454	1,288
Reports to unitholders	234	966
Registration fees	1,931	193
Other fees	348	714

Total expenses	69,434	34,767

Net investment income (loss)	(69,182)	(34,558)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	365,635	192,317

Net realized gain (loss)	365,635	192,317

Change in net unrealized appreciation (depreciation) on:
Investments	836,415	392,932

Change in net unrealized appreciation (depreciation)	836,415	392,932

Net realized and unrealized gain (loss)	1,202,050	585,249

Net increase (decrease) in net assets resulting from operations	$1,132,868	$550,691

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(69,182)
Net realized gain (loss)	365,635
Change in net unrealized appreciation (depreciation)	836,415

Net increase (decrease) in net assets resulting from operations	1,132,868

From unitholder transactions
Proceeds from units issued	8,642,827
Cost of units redeemed	(2,733,117)

Net increase (decrease) in net assets from unitholder transactions	5,909,710

Net increase (decrease) in net assets	7,042,578

Net Assets
Beginning of period	32,118,232

End of period	$39,160,810

Number of units
Outstanding-beginning of period	1,751,335
Issued	461,360
Redeemed	(146,559)

Outstanding-end of period	2,066,136

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$— (a)	$— (a)
Expenses†,††	(0.04)	(0.04)

Net investment income (loss)	(0.04)	(0.04)
Net realized and unrealized gain (loss)	0.65	0.58

Net increase (decrease) in unit value	0.61	0.54
Net asset value at beginning of period	18.34	16.43

Net asset value at end of period	$18.95	$16.97

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.80%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.79)%	(0.87)%
Portfolio turnover**,†††	5%	7%
Total return**	3.33%	3.29%
Net assets at end of period (in thousands)	$39,161	$18,102

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.024% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $1 and $25 and units of 1 and 25, respectively)	$1	$25
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $2,027,002 and $1,641,065 and units of 184,155 and 150,070, respectively)	2,067,138	1,677,035
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $7,000,718 and $6,224,255 and units of 468,594 and 429,499, respectively)	8,160,104	7,029,176
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $2,935,284 and $2,560,647 and units of 236,253 and 210,738, respectively)	3,287,693	2,836,537
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $766,172 and $653,650 and units of 31,506 and 28,027, respectively)	903,610	753,734
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $375,662 and $337,145 and units of 43,604 and 40,396, respectively)	449,779	398,866
Cash	4,337	—
Receivable for investments sold	14,911	—
Receivable for fund units sold	7,740	286,854

Total assets	14,895,313	12,982,227

Liabilities
Payable for investments purchased	26,986	286,854
Investment advisory fee payable	5,165	—
ING—program fee payable	6,172	4,852
Trustee, management and administration fees payable	1,091	838
ABA Retirement Funds—program fee payable	900	681
Other accruals	3,412	5,384

Total liabilities	43,726	298,609

Net Assets (equivalent to $22.24 and $21.25 per unit based on 667,866 and 596,907 units outstanding, respectively)	$14,851,587	$12,683,618

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income	$—	$—

Expenses
ING—program fee	17,633	6,413
Trustee, management and administration fees	2,978	1,231
Investment advisory fee	2,359	742
ABA Retirement Funds—program fee	2,435	917
Legal and audit fees	1,085	546
Compliance consultant fees	570	403
Reports to unitholders	92	302
Registration fees	757	60
Other fees	141	224

Total expenses	28,050	10,838

Net investment income (loss)	(28,050)	(10,838)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	162,628	116,056

Net realized gain (loss)	162,628	116,056

Change in net unrealized appreciation (depreciation) on:
Investments	484,900	98,948

Change in net unrealized appreciation (depreciation)	484,900	98,948

Net realized and unrealized gain (loss)	647,528	215,004

Net increase (decrease) in net assets resulting from operations	$619,478	$204,166

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$(28,050)
Net realized gain (loss)	162,628
Change in net unrealized appreciation (depreciation)	484,900

Net increase (decrease) in net assets resulting from operations	619,478

From unitholder transactions
Proceeds from units issued	3,046,332
Cost of units redeemed	(1,497,841)

Net increase (decrease) in net assets from unitholder transactions	1,548,491

Net increase (decrease) in net assets	2,167,969

Net Assets
Beginning of period	12,683,618

End of period	$14,851,587

Number of units
Outstanding-beginning of period	596,907
Issued	139,910
Redeemed	(68,951)

Outstanding-end of period	667,866

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income†	$—	$—
Expenses†,††	(0.04)	(0.04)

Net investment income (loss)	(0.04)	(0.04)
Net realized and unrealized gain (loss)	1.03	0.80

Net increase (decrease) in unit value	0.99	0.76
Net asset value at beginning of period	21.25	18.62

Net asset value at end of period	$22.24	$19.38

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.82%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.82)%	(0.88)%
Portfolio turnover**,†††	6%	14%
Total return**	4.66%	4.08%
Net assets at end of period (in thousands)	$14,852	$5,848

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.027% for the period ended March 31, 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited	December 31, 2010
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
Bond Core Plus Fund (cost $82,077,731 and $80,939,686 and units of 4,126,459 and 4,112,205, respectively)	$106,215,051	$105,297,110
Large Cap Equity Fund (cost $112,554,254 and $118,437,213 and units of 11,056,887 and 11,731,536, respectively)	163,929,403	164,558,249
Cash	—	567
Receivable for investments sold	2,708,518	747,497

Total assets	272,852,972	270,603,423

Liabilities
Payable for investments purchased	2,650,000	—
Payable for fund units redeemed	58,518	747,497

Total liabilities	2,708,518	747,497

Net Assets (equivalent to $96.05 and $92.71 per unit based on 2,812,593 and 2,910,655 units outstanding, respectively)	$270,144,454	$269,855,926

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income (loss)	$—	$—

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Bond Core Plus Fund	788,045	1,764,951
Large Cap Equity Fund	3,732,870	2,465,966

Net realized gain (loss)	4,520,915	4,230,917

Change in net unrealized appreciation (depreciation) on:
Investments	5,034,009	6,521,526

Change in net unrealized appreciation (depreciation)	5,034,009	6,521,526

Net realized and unrealized gain (loss)	9,554,924	10,752,443

Net increase (decrease) in net assets resulting from operations	$9,554,924	$10,752,443

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net realized gain (loss)	$4,520,915
Change in net unrealized appreciation (depreciation)	5,034,009

Net increase (decrease) in net assets resulting from operations	9,554,924

From unitholder transactions
Proceeds from units issued	97,703
Cost of units redeemed	(9,364,099)

Net increase (decrease) in net assets from unitholder transactions	(9,266,396)

Net increase (decrease) in net assets	288,528

Net Assets
Beginning of period	269,855,926

End of period	$270,144,454

Number of units
Outstanding-beginning of period	2,910,655
Issued	1,022
Redeemed	(99,084)

Outstanding-end of period	2,812,593

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the year)

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Net investment income (loss)	$—	$—
Net realized and unrealized gain (loss)	3.34	3.22

Net increase (decrease) in unit value	3.34	3.22
Net asset value at beginning of period	92.71	82.71

Net asset value at end of period	$96.05	$85.93

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets(a)*	0.00%	0.00%
Portfolio turnover(b)**	2%	1%
Total return**	3.60%	3.89%
Net assets at end of period (in thousands)	$270,144	$278,561

(a)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.
(b)	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity Fund.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	March 31, 2011 Unaudited	December 31, 2010
Assets
Investments, at value (cost $2,210,896,655 and $2,220,636,968, respectively)	$2,523,892,060	$2,472,474,568
Northern Trust Global Investments—Government Short Term Investment Fund, at value (cost $121,415,007 and $117,393,773, respectively)	121,415,007	117,393,773
Investments in collective investment funds, at value (cost $512,759,929 and $465,484,499, respectively)	588,289,196	552,921,938
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $26,084,142 and $24,847,816 and units of 26,084,142 and 24,847,816, respectively)	26,084,142	24,847,816
SSgA collective investment funds (cost $942,650,595 and $893,834,323 and units of 69,404,934 and 67,110,058, respectively)	1,099,864,234	1,007,928,764
Foreign currency, at value (cost $1,872,454 and $869,051, respectively)	1,902,191	899,535
Cash	199,016	1,526
Deposit with broker for open swap contracts	300,000	1,010,000
Deposit with broker for investments sold on a delayed delivery basis	1,400,000	653,000
Receivable for investments sold on delayed delivery basis	4,215,508	88,944,496
Receivable for investments sold	25,691,686	70,571,654
Receivable for fund units sold	7,695,905	3,854,021
Interest and dividends receivable	3,968,243	3,963,579
Receivable for futures variation margin	104,998	2,800
Unrealized appreciation of forward currency exchange contracts	46,504	80,352
Tax reclaims receivable	325,824	429,227
Swap premiums paid	43,354	47,124
Unrealized appreciation on swap agreements	438,550	388,862
Other assets	4,407	25

Total assets	4,405,880,825	4,346,413,060

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $3,149,687 and $20,061,562, respectively)	3,153,438	20,012,349
Due to custodian	—	8,798
Written options, at value (premium received $23,460 and $0 respectively)	17,537	—
Payable for cash collateral received on securities loaned	248,855,472	240,360,334
Payable for investments purchased on a delayed delivery basis	26,647,305	115,200,156
Payable for investments purchased	19,823,541	23,710,121
Payable for fund units redeemed	6,070,793	8,145,931
Swap premiums received	24,232	29,823
Unrealized depreciation on swap agreements	287,893	292,117
Due to broker for open swap contracts	260,000	813,000
Due to broker for investments purchased on a delayed delivery basis	1,376,250	936,250
Payable for futures variation margin	40	—
Unrealized depreciation of forward currency exchange contracts	777,963	739,119
Investment advisory fee payable	861,696	473,767
Retirement Date Fund management fee payable	294,175	184,327
ING—program fee payable	1,599,904	1,565,104
Trustee, management and administration fees payable	293,896	279,890
ABA Retirement Funds—program fee payable	232,994	221,041
Payable for legal and audit services	124,508	324,203
Payable for compliance consultant fees	—	181,227
Payable for Registration fees	—	170,967
Payable for reports to unitholders	—	123,981
Other accruals	822,367	312,482

Total liabilities	311,524,004	414,084,987

Net Assets at fair value	4,094,356,821	3,932,328,073

American Bar Association Members/ Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	March 31, 2011 Unaudited	December 31, 2010
Adjustment from fair value to contract value for fully benefit responsive contracts	(41,305,109)	(13,631,391)

Net Assets	$4,053,051,712	$3,918,696,682

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Combined Statement of Operations

Unaudited

	For the period January 1, 2011 to March 31, 2011	For the period January 1, 2010 to March 31, 2010
Investment income
Dividends	$10,018,838	$11,153,205
Interest	3,011,873	3,981,691
Interest—affiliated issuers	83,925	—
Securities lending income, net	125,355	151,921

Total investment income	13,239,991	15,286,817

Expenses
ING—program fee	4,828,078	4,380,608
Trustee, management and administration fees	842,385	839,827
Retirement Date Fund management fee	109,849	75,557
Investment advisory fee	1,801,063	1,387,400
ABA Retirement Funds—program fee	666,677	624,716
Legal and audit fees	293,413	370,275
Compliance consultant fees	154,108	273,359
Reports to unitholders	24,752	205,017
Registration fees	204,657	41,003
Other fees	39,022	151,557

Total expenses	8,964,004	8,349,319

Net investment income (loss)	4,275,987	6,937,498

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	54,960,089	79,450,104
Investments—affiliated issuers	—	7,940,947
Foreign currency transactions	(328,577)	785,454
Futures contracts	10,152	980,127
Swap contracts	—	124,584

Net realized gain (loss)	54,641,664	89,281,216

Change in net unrealized appreciation (depreciation) on:
Investments	80,938,237	30,055,928
Foreign currency transactions	(94,561)	169,912
Futures contracts	225,917	705,116
Written options	5,922	—
Swap contracts	54,243	(118,859)

Change in net unrealized appreciation (depreciation)	81,129,758	30,812,097

Net realized and unrealized gain (loss)	135,771,422	120,093,313

Net increase (decrease) in net assets resulting from operations	$140,047,409	$127,030,811

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Combined Statement of Changes in Net Assets

Unaudited

For the period January 1, 2011 to March 31, 2011
From operations
Net investment income (loss)	$4,275,987
Net realized gain (loss)	54,641,664
Change in net unrealized appreciation (depreciation)	81,129,758

Net increase (decrease) in net assets resulting from operations	140,047,409

From unitholder transactions
Proceeds from units issued	240,858,407
Cost of units redeemed	(246,550,786)

Net increase (decrease) in net assets from unitholder transactions	(5,692,379)

Net increase (decrease) in net assets	134,355,030

Net Assets
Beginning of period	3,918,696,682

End of period	$4,053,051,712

Number of units
Outstanding-beginning of period	177,107,601
Issued	10,600,577
Redeemed	(10,866,662)

Outstanding-end of period	176,841,516

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements

Unaudited

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

Managed Funds

Stable Asset Return Fund (“SARF”)—current income consistent with preserving principal and maintaining liquidity. SARF may invest in investment contracts, including Traditional Investment Contracts and synthetic guaranteed investment contracts (“SGICs”, “Security-Backed Contracts” or “Wrap Contracts”) with associated underlying assets, and high quality, fixed income instruments. Such investments may be made directly by the Fund or indirectly through its investment in other collective investment funds maintained by one or more banks, including Northern Trust Investments.

Bond Core Plus Fund—invests primarily in debt securities of varying maturities, with an average portfolio duration of three to six years, with the objective of achieving a total return from current income and capital appreciation.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

Index Funds

Bond Index Fund—replication of the total return of the U.S. investment-grade bond market represented by the Barclays Capital U.S. Aggregate Bond Index, after taking into account Fund expenses. As of March 31, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index. This underlying fund’s annual financial statements are available upon request.

Large Cap Index Equity Fund—replication of the total return of the S&P 500®, after taking into account Fund expenses. As of March 31, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®. This underlying fund’s annual financial statements are available upon request.

All Cap Index Equity Fund—replication of the total return of the Russell 3000® Index, after taking into account Fund expenses. As of March 31, 2011, 100% of the Fund’s net assets were invested in the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, which is a separate collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index. This underlying fund’s annual financial statements are available upon request.

Mid Cap Index Equity Fund—replication of the total return of the S&P MidCap 400®, after taking into account Fund expenses. As of March 31, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®. This underlying fund’s annual financial statements are available upon request.

Small Cap Index Equity Fund—replication of the total return of the Russell 2000® Index, after taking into account Fund expenses. As of March 31, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index. This underlying fund’s annual financial statements are available upon request.

International Index Equity Fund—replication of the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index, after taking into account Fund expenses. As of March 31, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index. This underlying fund’s annual financial statements are available upon request.

Real Asset Return Fund

Real Asset Return Fund—capital appreciation in excess of inflation as measured by the All Items Less Food and Energy Consumer Price Index for All Urban Consumers for the U.S. City Average, 1982-84 = 100, which we refer to as the Core Consumer Price Index or Core CPI (which excludes food and energy). The Fund invests in the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, which comprise a diversified portfolio of primarily commodity futures, real estate investment trusts, which we refer to as REITs and Treasury Inflation Protected Securities, which we refer to as U.S. TIPS.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

The Retirement Date Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. As of March 31, 2011, each of the Funds invested 100% of its assets in separate State Street Bank collective investment funds listed below.

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

Unaudited

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

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of March 31, 2011, 40.3% and 59.7% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

All the Managed funds (Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and Bond Core Plus Fund) may invest in Northern Trust Global Investments (“NTGI”) – Collective Short Term Investment Fund (“STIF”) and SARF may invest in the NTGI Collective Government Short-Term Investment Fund (“GSTIF”). The annual financial statements of STIF and GSTIF are available upon request.

The Collective Trust may offer and sell an unlimited number of units representing interests in separate Funds of the Collective Trust, each unit to be offered and sold at the per unit net asset value of the corresponding Fund.

2. Summary of Significant Accounting Policies

The accompanying statements of assets and liabilities and the related statements of operations and of changes in net assets and certain financial data have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). Certain prior-year amounts have been reclassified to conform to the current year presentation.

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Funds’ financial statements included in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2010, as filed with the SEC on March 18, 2011.

Basis of Presentation

Pursuant to rules and regulations of the SEC, combined financial statements are presented for the Collective Trust as a whole, as the SEC registrant, and also for each Fund and the Balanced Fund individually. The Collective Trust’s Declaration of Trust provides that any creditor of, or other person having any claim of any type against, a Fund (including the Balanced Fund), may look only to the assets of such Fund for payment of obligations of such Fund, and that every contract, instrument, certificate or undertaking of or on behalf of any Fund shall be conclusively deemed to have been executed only by or for that Fund and no Fund shall be answerable for any obligation assumed or liability incurred by any other Fund. Accordingly, the assets of one Fund of the Collective Trust include only those funds and other assets that are paid to, held by or distributed to the Collective Trust on account of and for the benefit of that Fund, including, without limitation, funds delivered to the Collective Trust for the purchase of Units in that Fund.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

Northern Trust Investments has delegated to Northern Trust the responsibility to determine the value of each Fund and the Balanced Fund based on the market value of each Fund’s and the Balanced Fund’s portfolio of securities. Northern Trust generally values each Fund’s and the Balanced Fund’s portfolio of securities, such as equities, based on closing market prices or readily available market quotations and classifies these securities as Level 1. When closing market prices or market quotations are not readily available or are considered by Northern Trust to be unreliable, the fair value of the particular securities or assets is determined in good faith by Northern Trust Investments pursuant to procedures adopted by Northern Trust Investments. For market prices and quotations, as well as some fair value methods of pricing, Northern Trust and Northern Trust Investments may rely upon securities prices provided by pricing services, the persons or entities Northern Trust Investments has retained to assist it in the exercise of its investment responsibility with respect to the Funds and the Balanced Fund (the “Investment Advisors”) or independent dealers.

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

With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, a valuation adjustment may be appropriate. Specifically, under appropriate circumstances, the Trustee will utilize a fair value statistical model for the International All Cap Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. These securities are generally reflected as Level 2. If a significant event occurs other than general movements in the U.S. markets, Northern Trust will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with Northern Trust Investment’s fair value procedures.

Unless believed no longer to accurately reflect value or to be reliable, foreign securities not traded directly or in the form of American Depositary Receipts (ADRs) in the United States are valued in the local currency at the last sale price on the applicable exchange on which such securities trade and such values are converted into the U.S. dollar equivalent at current exchange rates.

Fixed income securities may be priced using a pricing matrix to determine the value of fixed income securities that do not trade daily. A pricing matrix is a means of valuing a debt security on the basis of current market prices for other debt securities and historical trading patterns in the market for fixed income securities. United States

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Treasury securities and other obligations issued or guaranteed by the United States Government, its agencies or instrumentalities are valued at representative quoted prices provided by a vendor. These are typically categorized as Level 2.

To the extent that a Fund or the Balanced Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds and are categorized as Level 2.

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

Futures and option contracts are valued at the last settlement price at the end of each day on the board of trade or exchange upon which they are traded and are categorized as Level 1.

Spot and forward foreign currency exchange contracts are generally valued using an independent pricing service. These investments are categorized as Level 1.

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

Equity securities are typically based on closing market prices or readily available market quotations and are classified as Level 1. Non-U.S. equities are generally based on prices received from all primary and secondary exchanges; however, if a significant event has occurred after the closing of the foreign exchange or market on which such securities trade, a valuation adjustment may be appropriate. In these instances, the Trustee will utilize a fair value model for the International All Cap Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. These securities are generally reflected as Level 2.

For all Funds other than the Bond Core Plus Fund, Level 2 investments are collective investment funds with market values determined by a custodian using observable inputs to calculate the transaction price.

To the extent that a Fund or the Balanced Fund invests in the shares of bank collective trust funds or of other registered open-end investment companies that are not traded on an exchange (mutual funds), such shares are valued at their net asset values per share as reported by the funds and are reflected as Level 2.

The Level 3 corporate bond amount in the Bond Core Plus Fund consists of a single private placement position; unobservable market data was used to price this position. The Level 3 equity amount in the Small-Mid Cap Equity Fund consists of a single private equity position; it is not traded in an active market and is subject to transfer restrictions. The main input to determine fair market value is based solely on cash assets less accrued liabilities for estimated tax and administrative expenses.

There have been no significant transfers in and out of Level 1 and Level 2 fair value measurements for any of the Funds for the three-month period ended March 31, 2011.

The following is a summary of the valuation of the Funds’ and the Balanced Fund’s assets and liabilities, as well as a reconciliation of Level 3 assets for which significant unobservable inputs were used in determining value as of March 31, 2011:

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Investments in securities	$—	$894,187,150	$—	$894,187,150
Short-Term Investments	$—	$121,415,007	$—	$121,415,007

Total	$—	$1,015,602,157	$—	$1,015,602,157

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$1,651,927	$—	$1,651,927
U.S. Government & Agency Obligations	—	294,290,176	—	294,290,176
Foreign Government Obligations	—	10,983,668	—	10,983,668
Municipals	—	521,075	—	521,075
Corporate Bonds	—	79,243,374	4,066,000	83,309,374
Bank Loans	—	6,020,301	—	6,020,301
Convertible Preferred Stock	1,552,800	—	—	1,552,800
ABA Members Collateral Fund	—	38,413,783	—	38,413,783
Short-Term Investments	—	2,959,365	—	2,959,365
Derivatives*	46,368	438,550	—	484,918

Total	$1,599,168	$434,522,219	$4,066,000	$440,187,387

Liabilities
Fixed Income
U.S. Government & Agency Obligations	$—	$(3,153,438)	$—	$(3,153,438)
Written Options	(17,537)	—	—	(17,537)
Derivatives*	(777,424)	(287,893)	—	(1,065,317)

Total	$(794,961)	$(3,441,331)	$—	$(4,236,292)

Bond Core Plus Fund Level 3 Roll Forward	Corporate Bonds
Balance as of January 1, 2011	$4,104,000
Accrued discounts/premiums	—
Realized gain (loss)	—
Unrealized gain (loss)	(38,000)
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers (out) of Level 3	—

Balance as of March 31, 2011	$4,066,000

The amount of change in unrealized gain (loss) on investments held by the Bond Core Plus Fund in Level 3 securities still held at March 31, 2011 was $(342,000), which is included in the statement of operations as part of the net change in unrealized gain (loss) on investments.

Large Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Consumer Discretionary	$97,317,128	$—	$—	$97,317,128
Consumer Staples	74,813,872	—	—	74,813,872

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Large Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Energy	96,220,599	—	—	96,220,599
Financial	75,471,619	—	—	75,471,619
Health Care	118,872,036	—	—	118,872,036
Industrial	79,614,772	—	—	79,614,772
Information Technology	151,749,267	—	—	151,749,267
Material	25,265,984	—	—	25,265,984
Telecommunication Services	22,708,537	—	—	22,708,537
Utilities	22,231,959	—	—	22,231,959
Investment Funds	—	43,724,563	—	43,724,563
ABA Members Collateral Fund	—	61,503,835	—	61,503,835
Short-Term Investments	—	11,220,564	—	11,220,564

Total	$764,265,773	$116,448,962	$—	$880,714,735

Small-Mid Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Consumer Discretionary	$40,582,503	$—	$—	$40,582,503
Consumer Staples	11,299,838	—	—	11,299,838
Energy	29,332,954	—	—	29,332,954
Financial	59,824,788	—	14,828	59,839,616
Health Care	36,750,528	—	—	36,750,528
Industrial	44,083,513	—	—	44,083,513
Information Technology	51,654,698	—	—	51,654,698
Material	18,853,920	—	—	18,853,920
Telecommunication Service	2,202,398	—	—	2,202,398
Utilities	12,336,779	—	—	12,336,779
Investment Funds	—	17,992,411	—	17,992,411
ABA Members Collateral Fund	—	138,755,173	—	138,755,173
Short-Term Investments	—	4,817,499	—	4,817,499

Total	$306,921,919	$161,565,083	$14,828	$468,501,830

Small-Mid Cap Equity Fund Level 3 Roll Forward	Common Stock and/or Other Equity Investments
Balance as of January 1, 2011	$14,828
Accrued discounts/premiums	—
Realized gain (loss)	—
Unrealized appreciation (depreciation)	—
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers (out) of Level 3	—

Balance as of March 31, 2011	$14,828

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

The amount of change in unrealized gain (loss) on investments held by the Small-Mid Cap Equity Fund in Level 3 securities at March 31, 2011 was $0, which is included in the statement of operations as part of the net change in unrealized gain (loss) on investments.

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$4,594,406	$—	$4,594,406
Austria	—	816,668	—	816,668
Belgium	314,435	1,887,944	—	2,202,379
Brazil	2,204,756	—	—	2,204,756
Canada	4,444,288	—	—	4,444,288
China	206,640	1,454,543	—	1,661,183
Czech Republic	—	1,030,563	—	1,030,563
Denmark	—	200,538	—	200,538
Finland	—	1,364,257	—	1,364,257
France	—	11,688,017	—	11,688,017
Germany	480,690	11,524,622	—	12,005,312
Greece	—	2,276,374	—	2,276,374
Hong Kong	—	4,399,465	—	4,399,465
Ireland	1,102,167	1,558,395	—	2,660,562
Israel	—	426,395	—	426,395
Italy	—	3,042,231	—	3,042,231
Japan	258,150	26,513,025	—	26,771,175
Korea, Republic of	—	4,117,233	—	4,117,233
Luxembourg	—	450,679	—	450,679
Malaysia	—	479,281	—	479,281
Mexico	1,270,368	—	—	1,270,368
Netherlands	233,152	7,694,170	—	7,927,322
Norway	—	1,671,120	—	1,671,120
Papua New Guinea	—	1,648,855	—	1,648,855
Philippines	798,862	—	—	798,862
Poland	—	1,624,329	—	1,624,329
Portugal	—	317,648	—	317,648
Singapore	—	3,684,083	—	3,684,083
South Africa	—	6,226,487	—	6,226,487
Spain	—	2,591,211	—	2,591,211
Sweden	—	2,347,381	—	2,347,381
Switzerland	1,563,225	10,205,374	—	11,768,599
Taiwan	962,937	4,413,365	—	5,376,302
Thailand	—	1,302,495	—	1,302,495
United Kingdom	3,808,623	20,364,271	—	24,172,894
United States	609,351	—	—	609,351
ABA Members Collateral Fund	—	8,772,381	—	8,772,381
Exchange-Traded Fund	8,982,596	—	—	8,982,596
Short-Term Investments	—	4,859,336	—	4,859,336
Derivatives*	136	—	—	136

Total	$27,240,376	$155,547,142	$—	$182,787,518

Liabilities
Derivatives*	$(539)	$—	$—	$(539)

Total	$(539)	$—	$—	$(539)

*	Derivatives include unrealized appreciation/depreciation on open futures contracts, foreign forward currency contracts and interest rate swap contracts.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

**	For Level 2 investments, all applicable Funds (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) value their direct and indirect investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost based values used by the ABA Members Collateral Fund for daily transactions. See Note 6, Securities Lending for further information about the ABA Members Collateral Fund.

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$57,222,477	$—	$57,222,477

Total	$—	$57,222,477	$—	$57,222,477

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$62,297,318	$—	$62,297,318

Total	$—	$62,297,318	$—	$62,297,318

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$308,925,028	$—	$308,925,028

Total	$—	$308,925,028	$—	$308,925,028

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$57,075,244	$—	$57,075,244

Total	$—	$57,075,244	$—	$57,075,244

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$35,801,689	$—	$35,801,689

Total	$—	$35,801,689	$—	$35,801,689

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$50,470,293	$—	$50,470,293

Total	$—	$50,470,293	$—	$50,470,293

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$17,075,439	$—	$17,075,439

Total	$—	$17,075,439	$—	$17,075,439

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$35,859,095	$—	$35,859,095

Total	$—	$35,859,095	$—	$35,859,095

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$71,016,933	$—	$71,016,933

Total	$—	$71,016,933	$—	$71,016,933

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$146,157,061	$—	$146,157,061

Total	$—	$146,157,061	$—	$146,157,061

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$115,122,849	$—	$115,122,849

Total	$—	$115,122,849	$—	$115,122,849

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$72,070,948	$—	$72,070,948

Total	$—	$72,070,948	$—	$72,070,948

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$17,832,442	$—	$17,832,442
Short-Term Investments	—	1,104,628	—	1,104,628

Total	$—	$18,937,070	$—	$18,937,070

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$38,069,094	$—	$38,069,094
Short-Term Investments	—	1,122,749	—	1,122,749

Total	$—	$39,191,843	$—	$39,191,843

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$14,868,324	$—	$14,868,324
Short-Term Investments	—	1	—	1

Total	$—	$14,868,325	$—	$14,868,325

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$270,144,454	$—	$270,144,454

Total	$—	$270,144,454	$—	$270,144,454

B. Stable Asset Return Fund (“SARF”)

The Trustee restructured the SARF on December 8, 2010. In connection therewith, effective December 8, 2010, the Trustee entered into Investment Advisor Agreements with Galliard Capital Management, Inc. (“Galliard”), Jennison Associates LLC (“Jennison”) and Pacific Investment Management Company, LLC (“PIMCO”), pursuant to which Galliard, Jennison and PIMCO, respectively, will provide investment advisory services with respect to portions of the Stable Asset Return Fund. In addition, Galliard is responsible for making recommendations regarding the appointment and retention of investment advisors for the portions of the Stable Asset Return Fund for which it does not serve as an investment advisor. As of March 31, 2011, approximately 55%, 18% and 15% of the assets of the Stable Asset Return Fund were allocated to Galliard, Jennison and PIMCO, respectively. In addition, as of March 31, 2011, approximately 12% of the assets of the Fund were allocated to the NTGI Collective Government Short-Term Investment Fund, which provides a “liquidity buffer” for the Stable Asset Return Fund.

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

Prior to December 8, 2010, SARF invested in Stable Asset Fund Trust (“SAFT”), a collective fund whose investments include insurance company, bank and financial institution investment contracts, high quality short-term fixed income securities and investments in STIF and the State Street Bank Mortgage Backed Securities Non-Lending Fund. SAFT had entered into a global fully benefit responsive investment contract with four different financial institutions which are so called “SGICs”, “Security-Backed Contracts” or “Wrap Contracts” as described below. On a daily basis, SARF accrued dividend income based on the income credited by SAFT. SARF did not distribute income and any increase to net assets was reflected by an increase in the unit value. Each month the dividend income earned by SARF was reinvested into SAFT. At the time of the sale of SAFT, investments and cash were delivered in-kind to the Stable Asset Return Fund. No gain/loss was realized on the transaction.

SARF invests in SGICs, which are fully benefit responsive book value contracts with underlying fixed income securities). SARF has entered into such investment contracts with four different financial institutions which allow participants to transact at contract value (principal plus accrued interest) without experiencing the price fluctuations of the underlying fixed income securities. SGICs are offered only to qualified employer-sponsored defined contribution plans that allow the net assets of SARF to be reported at contract value. The minimum quality for SGIC issuers is A3/A- and all fixed income securities must be rated investment grade (BBB-/Baa3 or better) at the time of purchase. The Statement of Assets and Liabilities presents the fair value of the investment contracts held with a separate adjustment to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis.

The SGICs that the SARF has invested in “wrap” specific fixed income investments owned by SARF and amortizes the realized and unrealized gains or losses on those investments over the Fund’s duration via the Fund’s crediting rate (which is the rate earned by participants in SARF on the reference investments). As long as the requirements of the SGICs are satisfied, the issuer provides assurance that the adjustments to the interest crediting

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

rate do not result in a future interest crediting rate that is less than zero. An interest crediting rate less than zero would result in a loss of principal or accrued interest.

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

CV = contract value

D = weighted average duration of the underlying portfolio

Y = annualized weighted average yield to maturity of the underlying portfolio

F = wrap contract and investment advisory fees

The investment advisory fee for SARF, which is included as part of the crediting rate, is disclosed for financial reporting purposes and is shown as “Investment advisory fee” in the accompanying Statement of Operations in the amount of $316,742 for the three-month period ended March 31, 2011.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Only an event initiated by the Trustee at the level of the Collective Trust, such as termination of the SARF, would have the potential to limit the ability of SARF to transact at contract value with plan participants. As of March 31, 2011, the occurrence of an event that would limit the ability of SARF to transact at contract value with the participants is not probable.

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

The terms of a SGIC generally provide for settlement of payments only upon termination of the contract or total liquidation of the covered investments. Contract termination occurs whenever the contract value or market value of the covered investments reaches zero or upon certain events of default. If the contract terminates due to issuer default (other than a default occurring because of a decline in its rating), the issuer will generally be required to pay to SARF the excess, if any, of contract value over market value on the date of termination. If a SGIC terminates due to a decline in the ratings of the issuer, the issuer may be required to pay to SARF the cost of acquiring a replacement contract (i.e. replacement cost) within the meaning of the contract. If the contract terminates when the market value equals zero, the issuer must pay to SARF the excess of contract value over market value to the extent necessary for SARF to satisfy outstanding contract value withdrawal requests. Contract termination also may occur by either party upon election and notice.

iii. Adjustments to Contract Value

At March 31, 2011, all SGICs held by SARF were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of SARF’s fully benefit-responsive investment contracts during the three month period ended March 31, 2011 is reflected below:

	March 31, 2011	December 31, 2010	Change
Net assets (at fair value)	$893,931,380	$871,972,224	$21,959,156
Net assets (at contract value)	852,882,041	858,340,833	(5,458,792)
Adjustment to fair value	(41,049,339)	(13,631,391)	27,417,948

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analyses disclosures. These are estimates calculated based on the current Crediting Rate, are not intended to serve as a projection or guarantee of future rates of return to be earned by SARF and make an assumption that there is no change in the duration of the underlying investment portfolio.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2011	1.87%
June 30, 2011		1.80%	1.89%	2.06%	2.14%
September 30, 2011		1.69%	1.81%	2.05%	2.16%
December 31, 2011		1.59%	1.75%	2.04%	2.18%
March 31, 2012		1.51%	1.68%	2.03%	2.20%

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2011	1.87%
June 30, 2011		1.85%	1.94%	2.12%	2.19%
September 30, 2011		1.74%	1.86%	2.10%	2.21%
December 31, 2011		1.64%	1.79%	2.08%	2.22%
March 31, 2012		1.55%	1.72%	2.07%	2.24%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the Collective Trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	1.48%
Based on interest rate credited to participants (2)	1.88%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on March 31, 2011 by the fair value of investments on March 31, 2011.
(2)	Computed by dividing the annualized one-day earnings credited to participants on March 31, 2011 by the fair value of investments on March 31, 2011.

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

Unaudited

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

The Funds and the Balanced Fund through the investments in other collective funds may have exposure indirectly to this type of derivative instrument.

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

At March 31, 2011, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurdollar	845	$209,971,938	December 2011	$209,088
90 Day Eurdollar	66	16,358,925	March 2012	18,300
90 Day Eurdollar	13	3,222,213	March 2012	(163)
90 Day Sterling	3	371,100	June 2011	417

				$227,642

For the three-month period ended March 31, 2011, the Bond Core Plus Fund had an average notional exposure of $67,880,070 related to futures contracts.

The Funds and the Balanced Fund through the investments in other collective funds may have exposure indirectly to this type of derivative instrument.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

As of March 31, 2011, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Contract	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	JPMorgan Chase Bank, N.A.	Euro	420,000	$573,184	04/19/2011	21,823
Purchase	Morgan Stanley & Co., Inc.	Brazilian Real	393,075	233,085	04/04/2011	7,491
Purchase	Morgan Stanley & Co., Inc.	Brazilian Real	393,075	231,003	07/05/2011	4,766
Purchase	Morgan Stanley & Co., Inc.	Mexican Peso	45,147	3,692	07/07/2011	70
Purchase	UBS AG	Euro	246,000	336,324	04/19/2011	12,180
Sale	Bank of America, N.A.	British Pound	13,000	20,870	06/13/2011	38
Sale	JPMorgan Chase Bank, N.A.	Australian Dollar	11,025,000	10,774,733	04/29/2011	(588,243)
Sale	JPMorgan Chase Bank, N.A.	Canadian Dollar	100,000	102,348	06/20/2011	(604)
Sale	Morgan Stanley & Co., Inc.	Brazilian Real	393,075	235,656	04/04/2011	(4,920)
Sale	UBS AG	Euro	2,615,000	3,525,219	04/19/2011	(179,408)
Sale	UBS AG	Brazilian Real	255,315	150,000	06/02/2011	(4,249)

						$(731,056)

As of March 31, 2011, the International All Cap Equity Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Contract	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Brown Brothers Harriman	Singapore Dollar	7,647	$6,065	04/01/2011	$2
Purchase	Brown Brothers Harriman	Singapore Dollar	12,283	9,728	04/04/2011	16
Purchase	Bank of Taiwan	Taiwan New Dollar	6,600,000	224,872	04/05/2011	(412)
Purchase	Westpac Banking Corp.	Australian Dollar	7,648	7,902	04/05/2011	(4)
Purchase	UBS AG	Swiss Franc	13,442	14,567	04/04/2011	68
Purchase	Westpac Banking Corp.	Swiss Franc	6,073	6,598	04/01/2011	14
Sale	UBS AG	Australian Dollar	14,176	14,567	04/04/2011	(88)
Sale	Westpac Banking Corp.	Australian Dollar	6,413	6,598	04/01/2011	(35)
Sale	Citibank N.A.	Japanese Yen	226,920	2,741	04/04/2011	13
Sale	Citibank N.A.	Japanese Yen	395,250	4,775	04/04/2011	23

						$(403)

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

For the three-month period ended March 31, 2011, the Bond Core Plus Fund and International All Cap Equity Fund had an average notional exposure of $7,497,808 and $29,646,648, respectively, related to forward foreign currency contracts.

The Funds and the Balanced Fund through the investments in other collective funds may have exposure indirectly to this type of derivative instrument.

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

As of March 31, 2011, the Bond Core Plus Fund held the following interest rate swap contracts:

			Rate Type
Notional Amount	Swap Counterparty (a)	Termination Date	Floating Rate (b)	Fixed Rate	Market Value	Premiums Paid/ (received)	Unrealized Appreciation/ (Depreciation)
3,908,759 BRL	Morgan Stanley Capital Services Inc.	01/02/2012	CDI-BRL	10.115%	$(207,772)	$(12,831)	$(194,941)
2,547,544 BRL	UBS Ag	01/02/2012	CDI-BRL	10.575%	(60,991)	(7,000)	(53,991)
621,657 BRL	UBS Ag	01/02/2012	CDI-BRL	11.020%	7,394	—	7,394
13,254,914 BRL	Merrill Lynch Capital Services, Inc.	01/02/2014	CDI-BRL	11.860%	227,488	27,409	200,079

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

			Rate Type
Notional Amount	Swap Counterparty (a)	Termination Date	Floating Rate (b)	Fixed Rate	Market Value	Premiums Paid/ (received)	Unrealized Appreciation/ (Depreciation)
6,233,423 BRL	Barclays Bank PLC	01/02/2014	CDI-BRL	11.990%	(33,255)	2,452	(35,707)
4,605,045 BRL	Morgan Stanley Capital Services Inc.	01/02/2013	CDI-BRL	12.590%	61,535	6,469	55,066
15,910,274 BRL	Credit Suisse First Boston International	01/02/2013	CDI-BRL	12.480%	172,482	(3,529)	176,011
1,455,962 BRL	Barclays Bank PLC	01/02/2013	CDI-BRL	11.910%	5,018	7,024	(2,006)
22,800,000 MXN	Morgan Stanley Capital Services Inc.	03/05/2013	CDI-MXN	6.500%	(2,120)	(872)	(1,248)

					$169,779	$19,122	$150,657

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI – BRL is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(c)	CDI – MXN is the interbank lending rate of Mexico as published by the Central Bank of Mexico.

For the three-month period ended March 31, 2011, the Bond Core Plus Fund had an average notional exposure of $7,600,000 related to interest rate swap contracts.

The Funds and the Balanced Fund through the investments in other collective funds may have exposure indirectly to this type of derivative instrument.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

As of March 31, 2011, the Bond Core Plus Fund held the following written option contracts:

Written Put Option Contracts	Number of Contracts	Premium
Outstanding, beginning of Year	—	$—
Options Written	23	23,460
Options Exercised	—	—
Options Expired	—	—
Options Closed	—	—

Outstanding, period end	23	23,460

For the three-month period ended March 31, 2011, the Bond Core Plus Fund had an average notional exposure of $7,820 related to written option contracts.

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

The Funds and the Balanced Fund through the investments in other collective funds may have exposure indirectly to this type of derivative instrument.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at March 31, 2011 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statement of Assets and Liabilities.

The Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		March 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$227,805	$—	$227,805
	Forward Contracts (b)	—	46,368	46,368
	Swap Contracts (c)	438,550	—	438,550

	Total Value	$666,355	$46,368	$712,723

		December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$2,538	$—	$2,538
	Forward Contracts (b)	—	80,308	80,308
	Swap Contracts (c)	388,862	—	388,862

	Total Value	$391,400	$80,308	$471,708

Liability Derivatives

		March 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$163	$—	$163
	Forward Contracts (b)	—	777,424	777,424

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Swap Contracts (c)	287,893	—	287,893

Total Value	$288,056	$777,424	$1,065,480

		December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$813	$—	$813
	Forward Contracts (b)	—	738,989	738,989
	Swap Contracts (c)	292,117	—	292,117

	Total Value	$292,930	$738,989	$1,031,919

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation/Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note 2.H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized appreciation/depreciation of forward currency exchange contracts
(c)	Swap contracts, at value

		For the three-month period ended March 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$10,152	$—	$10,152
	Forward Contracts (b)	—	(359,694)	(359,694)
	Swap Contracts (c)	—	—	—

	Total Value	$10,152	$(359,694)	$(349,542)

		For the three-month period ended March 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$980,127	$—	$980,127
	Forward Contracts (b)	—	418,496	418,496
	Swap Contracts (c)	124,584	—	124,584

	Total Value	$1,104,711	$418,496	$1,523,207

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statement of Operations includes both forwards and

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

		For the three-month period ended March 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$225,917	$—	$225,917
	Forward Contracts (b)	—	(64,930)	(64,930)
	Swap Contracts (c)	54,243	—	54,243
	Written Options (d)	5,922		5,922

	Total Value	$286,082	$(64,930)	$221,152

		For the three-month period ended March 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$705,116	$—	$705,116
	Forward Contracts (b)	—	171,219	171,219
	Swap Contracts (c)	(118,859)	—	(118,859)

	Total Value	$586,257	$171,219	$757,476

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net unrealized appreciation/(depreciation) futures contracts
(b)	Net unrealized appreciation/(depreciation) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
(c)	Net unrealized appreciation/(depreciation) swap contracts
(d)	Net unrealized appreciation/(depreciation) Written Options

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

these provisions is unknown, as this would involve future claims that may be made against the Collective Trust. The Collective Trust expects the risk of loss to be remote.

3. Investment Advisory, Investment Management and Related Party Transactions

Prior to July 1, 2010, State Street had retained the services of the Investment Advisors listed below to advise it with respect to its investment responsibility and had allocated the assets of certain of the Funds among the Investment Advisors. In connection with the substitution of Northern Trust Investments for State Street as trustee of the Collective Trust effective July 1, 2010, State Street terminated the Investment Advisor Agreements between it and the Investment Advisors. Northern Trust Investments entered into successor Investment Advisor Agreements with such Investment Advisors with the same or better terms as the previous contracts with State Street pursuant to which the Investment Advisors continue to provide investment advice to one or more of the Funds offered as investment options under the Program. As of March 31, 2011, the line-up of Investment Advisors to the Funds is as follows:

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

Northern Trust Investments has entered into agreements for the services of the Investment Advisors listed above to advise it with respect to its investment responsibility and has allocated the assets of certain of the Funds among the Investment Advisors. Subject to review by Northern Trust Investments, each Investment Advisor invests and reinvests the assets allocated to it in accordance with the investment policies of the applicable Fund as described above. Northern Trust Investments exercises discretion with respect to the selection and retention of the Investment Advisors, consistent with the investment policy for the Program developed by Northern Trust Investments and approved by ABA Retirement Funds. Northern Trust Investments may remove an Investment Advisor at any time and Northern Trust Investments may also change at any time the allocation of assets among Investment Advisors where a fund has more than one Investment Advisor.

In addition, effective July 1, 2010, Northern Trust Investments entered into Investment Management Agreements with State Street Bank pursuant to which the assets of certain of the Funds continue, as of and after July 1, 2010, to be invested in collective investment funds maintained by State Street Global Advisors, a division of State Street Bank. The Investment Management Agreement with State Street Bank with respect to SARF was terminated on December 8, 2010, while the agreement with respect to the Index Funds remains in place.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees incurred for each Investment Advisor during the three-month periods ended March 31, 2011 and March 31, 2010 are listed below; the annual asset-based fees range from the highest rate of .65% to the lowest rate of .15% among the various Investment Advisors.

Investment Advisor	Fees for the three-month period ended March 31, 2011	Fees for the three-month period ended March 31, 2010
Altrinsic Global Advisors, LLC (International All Cap Equity Fund)	$42,998	$50,612
C.S. McKee, L.P. (Large Cap Equity Fund)	169,625	174,220
Columbus Circle Investors (Large Cap Equity Fund)	167,576	121,007
Delaware Investment Advisers (Large Cap Equity Fund)	122,946	89,569
Denver Investment Advisors LLC (Small-Mid Cap Equity Fund)	93,180	60,116
Eagle Global Advisors LLC (International All Cap Equity Fund)	25,195	27,318
First State Investments International Limited (International All Cap Equity Fund)	59,227	44,274
Frontier Capital Management Co. LLC (Small-Mid Cap Equity Fund)	33,609	31,046
Galliard Capital Management, Inc. (Stable Asset Return Fund) *	180,179	—
Jennison Associates, LLC (Stable Asset Return Fund) *	42,603	—
Jennison Associates LLC (Large Cap Equity Fund)	102,417	113,967
LSV Asset Management (International All Cap Equity Fund)	42,900	34,216
LSV Asset Management (Small-Mid Cap Equity Fund)	67,295	44,351
Martin Currie Inc. (International All Cap Equity Fund)	34,721	37,106
OFI Institutional Asset Management, Inc. (Small-Mid Cap Equity Fund) **	—	51,603
Allianz Global Investors Capital LLC (Small-Mid Cap Equity Fund)	38,273	34,318
Pacific Investment Management Company LLC (Bond Core Plus Fund)	218,010	261,920
Pacific Investment Management Company, LLC (Stable Asset Return Fund) *	93,960	—
Riverbridge Partners (Small-Mid Cap Equity Fund)	41,252	38,331
Systematic Financial Management, L.P. (Small-Mid Cap Equity Fund)	56,058	60,742
TCW Investment Management Company (Small-Mid Cap Equity Fund)	37,523	34,846

	$1,669,547	1,309,562

*	Fee listed is from the date on which such Investment Advisor commenced providing investment advice with respect to the Stable Asset Return Fund, January 1, 2011, through March 31, 2011.
**	Effective June 17, 2010, the Investment Advisory Agreement between OFI Institutional Asset Management, Inc. and State Street was terminated.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Program Fee

A separate program fee (“Program fee”) is paid to each of the Program recordkeeper and ABA Retirement Funds. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds.

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rate in effect during the three-month period ended March 31, 2011 and during the year ended December 31, 2010:

Value of Assets	Rate of ABA Retirement Funds Program Fee
First $3 billion	.075%
Next $1 billion	.065%
Next $1 billion	.035%
Next $1 billion	.025%
Over $6 billion	.015%

ABA Retirement Funds received Program fees of $666,677 and $624,716 for the three-month periods ended March 31, 2011 and March 31, 2010, respectively. This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds as of the last business day of the preceding month. The Funds bear their respective portions of this Program fee pro rate based on their respective net assets as of the time of calculation thereof.

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

For the three-month periods ended March 31, 2011 and March 31, 2010, respectively, the Program fee paid to ING Services was $4,828,078 and $4,380,608, respectively.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds as of the last business day of the preceding month. The Funds bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. A service penalty of $50,000 was imposed for the three-month period ended March 31, 2011, and is reflected net of the fees stated above.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Trust Management, Administration and Custody Fee

A fee was paid to State Street Bank for the six month period ended June 30, 2010 for its trust management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts). This trust, management, administration and custody fee was accrued daily and paid monthly at the following annual rates based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month:

Value of Assets	Rate
First $1.0 billion	.202%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the three month period ended March 31, 2010, State Street Bank received trust, management and administration fees of $839,827.

From on or about July 1, 2009 through June 30, 2010, the Collective Trust paid Northern Trust an annual fee of $500,000 for its services as investment fiduciary. Northern Trust’s annual fee accrued on a daily basis and was paid monthly from the assets of the respective Funds, which bore their respective portions of this fee based on their respective net asset values as of the time of calculation of the fee. For the three month period ended March 31, 2010, the investment fiduciary fee paid to Northern Trust totaled $125,000.

Effective July 1, 2010, a fee is paid to Northern Trust for its trust management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the net assets of the Funds and the Balanced Fund, excluding the Retirement Date Funds, at the following annual rates:

Value of Assets	Rate
First $1 billion	.115%
Next $2 billion	.080%
Over $3 billion	.065%

Northern Trust is paid a trust, management and administration fee at an annual rate of .115% of the value of assets held by the respective Retirement Date Funds.

For the three-month period ended March 31, 2011, Northern Trust received trust, management and administration fees of $842,385.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Until June 30, 2010, the fees for the indexed portions of the Managed Funds and the fees for the respective Index Funds were at the following annual rates:

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

Effective July 1, 2010, the fees for the indexed portions of the Managed Funds and the fees for the respective Index Funds are at the following annual rates:

Fund	Rate
Bond Index Fund	.04%
Large Cap Index Equity Fund	.02%
All Cap Index Equity Fund	.04%
Mid Cap Index Equity Fund	.04%
Small Cap Index Equity Fund	.04%
International Index Equity Fund	.12%
Large Cap Equity Fund	.03%
Small-Mid Cap Equity Fund	.04%
International All Cap Equity Fund	.12%

State Street Bank received the following fees paid from the Funds listed below during the three-month periods ended March 31, 2011 and March 31, 2010:

	Fees for the three-month period ended March 31, 2011	Fees for the three-month period ended March 31, 2010
Bond Index Fund	$6,071	$3,890
Large Cap Index Equity Fund	2,945	1,796
All Cap Index Equity Fund	30,359	32,945
Mid Cap Index Equity Fund	5,270	3,352
Small Cap Index Equity Fund	3,288	2,025
International Index Equity Fund	15,149	6,447
Large Cap Equity Fund	2,836	12,564
Small-Mid Cap Equity Fund	984	692
International All Cap Equity Fund	2,447	1,062

	$69,349	$64,773

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

The Real Asset Return Fund is subject to an annual management fee of .078% of the assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. Prior to July 1, 2010, the Real Asset Return Fund was subject to a management fee of .09% of the total assets invested in the Real Asset Return Fund, payable to State Street Bank. For the three-month periods ended March 31, 2011 and March 31, 2010, State Street Bank received Real Asset Return Fund management fees of $2,863 and $1,400, respectively.

The Retirement Date Funds are subject to an annual management fee of .10% of the assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended March 31, 2011 and March 31, 2010, State Street Bank received Retirement Date Funds management fees of $109,849 and $83,107, respectively.

Effective July 1, 2010, the Target Risk Funds are subject to an annual management fees of .042%, .055% and .063% of the assets invested in the Conservative Risk Fund, Moderate Risk Funds and Aggressive Risk Fund, respectively, payable to State Street Bank. The fee is accrued daily and paid monthly. Prior to July 1, 2010, the Target Risk Funds were subject to an annual management fee of .06% of the assets invested in the Target Risk Funds, payable to State Street Bank. For the three-month periods ended March 31, 2011 and March 31, 2010, State Street Bank received Target Risk Fund management fees of $8,937 and $4,115, respectively.

Investment Advisor Fees—Managed Funds

From July 1, 2010 through December 8, 2010, the Stable Asset Return Fund paid State Street Bank a fee at the annual rate of .05% of the assets of the Fund, which was accrued on a daily basis and paid monthly from the assets of the Fund. The amount paid to State Street Bank for the period from July 1, 2010 through December 8, 2010 was $217,418. No fee structure was in place prior to July 1, 2010.

Effective December 8, 2010, the new investment advisors for the Stable Asset Return Fund are paid a weighted average fee at an annual rate of approximately .15%.

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts totals $600 million or above (as of March 31, 2011, the aggregate value of such assets was $2.2 billion), the Fund pays its Investment Advisor a fee at the following annual rate:

Value of Assets	Rate
First $600 million	.25%
Next $700 million	.20
Over $1300 million	.15

If the aggregate market value of the Fund’s assets and the assets of certain other unaffiliated accounts falls below $600 million, the following fee schedule applies:

Value of Assets	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of March 31, 2011:

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Fund	Rate
Large Cap Equity Fund	.277%
Small-Mid Cap Equity Fund	.468
International All Cap Equity Fund	.486

Northern Trust Investments is paid a fee of .15% of the excess cash in the Managed Funds (Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund, Bond Core Plus Fund and SARF) that is swept to the NTGI Collective Short-Term Investment Fund for the Managed Funds and to the GSTIF for SARF. For the three-month period ended March 31, 2011, Northern Trust Investments was paid $1,118, $4,718, $2,188, $1,444 and $40,899 from the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and SARF, respectively.

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

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the quarter ended March 31, 2011, these expenses totaled $715,952. Fees in the amount of approximately $54,567 for the registration of $470 million of Units with the SEC were paid during 2011 and are an operational cost. These operational costs are allocated to all of the Funds and the Balanced Fund based on net assets.

For purposes of these fee allocations, assets of the Balanced Fund invested through the Large Cap Equity Fund or the Bond Core Plus Fund are included under the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, and not under the Balanced Fund.

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities and the Funds’ assets invested in collective investment funds, excluding U.S. Government securities and short-term investments were as follows:

	For the three-month period ended March 31, 2011
	Purchases	Sales
Bond Core Plus Fund	$38,946,383	$34,483,283
Large Cap Equity Fund	377,304,512	409,674,562
Small-Mid Cap Equity Fund	150,805,487	157,974,021
International All Cap Equity Fund	204,420,651	206,994,072
Bond Index Fund	2,856,903	2,347,632
Large Cap Index Equity Fund	5,853,773	2,050,964
All Cap Index Equity Fund	3,906,346	7,042,541
Mid Cap Index Equity Fund	9,563,023	1,386,898
Small Cap Index Equity Fund	8,062,855	1,554,757
International Index Equity Fund	5,449,109	731,897
Real Asset Return Fund	4,953,151	1,283,076
Lifetime Income Retirement Date Fund	1,508,806	2,140,440
2010 Retirement Date Fund	2,546,428	3,072,059
2020 Retirement Date Fund	9,776,749	5,012,106
2030 Retirement Date Fund	5,605,398	4,083,849
2040 Retirement Date Fund	4,192,294	1,636,578
Conservative Risk Fund	57,667,139	55,363,495
Moderate Risk Fund	10,678,199	4,837,794
Aggressive Risk Fund	2,410,166	884,742

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

	For the three-month period ended March 31, 2011
	Purchases	Sales
Balanced Fund	5,650,566	14,916,395

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For three-month period ended March 31, 2011
	Purchases	Sales
Bond Core Plus Fund	$326,294,345	$303,351,538

5. Risks Associated with Investments of the Collective Trust

The Funds and the Balanced Fund are subject to a variety of market and financial risks applicable to those markets. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in non-U.S. securities, including emerging markets equities, and in small capitalization and mid-capitalization equity securities, involve special risks. For instance, smaller companies may be impacted by economic conditions more severely. Foreign securities risks include less investor protections, government failure or nationalization of businesses, exchange rate risk and exchange restrictions, poorly developed financial reporting requirements, broker/dealer regulation, or foreign government taxation, financial markets or legal systems. Certain Funds and the Balanced Fund, in addition to the more general risks associated with equity investing, are subject to the more particular risks associated with investing in stocks, as different types of stocks tend to shift into and out of favor depending on market and economic conditions. The value of the Funds and the Balanced Fund to the extent so invested in the equity markets will fluctuate, and the holders of units in the Funds and the Balanced Fund should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) and the Balanced Fund which indirectly engages in securities lending no longer invest in the State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by the Funds that directly engage in securities lending was reinvested in a newly formed cash collateral pooled fund (the “ABA Members Collateral Fund”) managed by State Street Bank as securities lending agent (“Lending Agent”) and dedicated solely to the Funds that directly engage in securities lending. At the time of its formation, the ABA Members Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D. Thereafter, the overall level of securities loans made by the Funds will have a direct impact on the overall level of cash collateral held in the ABA Members Collateral Fund. For purposes of daily admissions and redemptions, the short-term portfolio instruments in the ABA Members Collateral Fund are currently valued on the basis of amortized cost, as provided for in the Investment Guidelines of the ABA Members Collateral Fund. Participant units in the ABA Members Collateral Fund are issued and redeemed on each business day (“valuation date”). Participant units in the ABA Members Collateral Fund, were, through March 31, 2011, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the ABA Members Collateral Fund, the Lending Agent will notify the Trustee that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the Lending Agent, in its sole discretion and acting in a manner it deems appropriate and fair on behalf of all of the unitholders, may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

The ABA Members Collateral Fund’s per unit net asset values, and the net asset value of the Funds and the Balanced Fund investing directly or indirectly in the ABA Members Collateral Fund, are reflected at fair value and differ from the per unit net asset values calculated for purpose of transactions experienced by participants in their accounts. The difference is driven by GAAP valuation of the ABA Members Collateral Fund. Such difference in valuation as of March 31, 2011 has narrowed from the difference in valuation as of December 31, 2010, reflecting higher GAAP valuations of the ABA Members Collateral Fund on March 31, 2011.

The Funds and the Balanced Fund are subject to the risks associated with the lending of securities, including the risks associated with defaults by the Borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the Borrowers.

During the year ended December 31, 2010, certain Funds (All Cap Index Equity Fund and the Retirement Date Funds) also invested in collective investment funds which lend a portion of their securities to qualified Borrowers under identical collateral requirements described above. In July 2010, State Street Bank notified clients that, effective August 2010, they were terminating the withdrawal limitations that were put in place in March 2009

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

relating to the State Street Bank common and collective trust funds that engage in securities lending. The Trustee determined it was in the best interests of the Collective Trust to redeem the remaining balance from the State Street Bank collective lending funds which redemption was completed on September 16, 2010. From and after September 16, 2010, the All Cap Index Equity Fund and the Retirement Date Funds are non-lending funds.

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund or the Balanced Fund lending the securities and State Street Bank in its capacity as lending agent.

At March 31, 2011, the Funds’ fair value of securities on loan and investments of collateral value received at amortized cost and fair value for securities loaned was as follows:

		Investments of Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value
Bond Core Plus Fund	$37,861,033	$38,632,720	$38,413,783
Large Cap Equity Fund	60,487,854	61,854,373	61,503,835
Small-Mid Cap Equity Fund	136,136,629	139,546,001	138,755,173
International All Cap Equity Fund	8,564,263	8,822,378	8,772,381

Units of the ABA Members Collateral Fund continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain dollar amount withdrawal limitations would apply to redemptions in connection with discontinuing participation in the securities lending program. At March 31, 2011, the market value of the investments in the ABA Members Collateral Fund, as reported by its trustee, was approximately 99.433% of amortized cost. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions.

7. Participant Ownership

As of March 31, 2011, the following Funds had participants owning greater than 5% of the outstanding units of a Fund: One participant owned 5.52% of the outstanding units of the 2010 Retirement Date Fund and two participants owned 8.56% and 8.30%, respectively, of the outstanding units of the Conservative Risk Fund.

8. Subsequent Events

Effective May 1, 2011, Northern Trust Investments entered into an investment advisory agreement with Lombardia Capital Partners, LLC (“Lombardia”), pursuant to which Lombardia will provide investment advice with respect to a portion of the Small-Mid Cap Equity Fund. Approximately 15% of the assets of the Small-Mid Cap Equity Fund were allocated to Lombardia as of May 1, 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarter Ended March 31, 2011

Stable Asset Return Fund

The Stable Asset Return Fund seeks to provide current income consistent with the preservation of principal and liquidity. The Stable Asset Return Fund invests in investment contracts, which we refer to as Traditional Investment Contracts, so-called “Synthetic GICs” with associated underlying assets, and high-quality, fixed-income instruments. Such investments may be made directly by the Fund or indirectly through its investment in other collective investment funds maintained by one or more banks, including Northern Trust Investments, Inc., which we refer to as Northern Trust Investments.

For the quarter ended March 31, 2011, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.28%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.29% for the same period. The 3 Year Constant Maturity Treasury Yield does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses. Further, the 70% Ryan Labs Three Year GIC Index / 30% iMoneyNet MFR Prime Institutional Money Market Fund Average produced an investment record of 0.50% for the period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses.

Effective with the reorganization of the Stable Asset Return Fund on December 8, 2010, the benchmark for the Fund is the 3 Year Constant Maturity Treasury Yield. The Stable Asset Return Fund performed in line with the 3 Year Constant Maturity Treasury Yield but underperformed the 70% Ryan Labs Three Year GIC Index / 30% iMoneyNet MFR Prime Institutional Money Market Fund Average for the quarter ended March 31, 2011. Investments in corporate bonds, commercial mortgage-backed securities (CMBS) and treasury inflation protected securities (TIPS) were the top contributors to performance. An underweight to treasuries and agencies also added value to the portfolio.

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities.

For the quarter ended March 31, 2011, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 0.51%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 0.42% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended March 31, 2011. An underweight to duration and an overweight to bonds of financial issuers, such as banks, contributed positively to performance as the sector outpaced the broader market.

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

For the quarter ended March 31, 2011, the Large Cap Equity Fund experienced a total return, net of expenses, of 5.70%. By comparison, the Russell 1000® Index produced an investment record of 6.24% for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the quarter ended March 31, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of March 31, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Poor stock selection within the technology and healthcare sectors, as well as underweight in energy, were most detrimental to performance. In addition, results were adversely affected by investor preference for lower-quality companies with smaller market capitalizations, and those that are inexpensively priced.

For the quarter ended March 31, 2011, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 28% as of March 31, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. An overweight to the energy sector as well as an underweight to the financials sector positively contributed to outperformance. Conversely, certain investments in the consumer discretionary sector detracted from portfolio performance.

For the quarter ended March 31, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 25% as of March 31, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. An overweight to the energy sector was the largest contributor to relative returns. The portfolio also benefited from an underweight to the poorly-performing financials sector. However, the portfolio benefited from strong stock selection, with the portfolio’s financial stocks modestly ahead of those in the benchmark. Certain stock selections in the industrial sector detracted from portfolio performance.

For the quarter ended March 31, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of March 31, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. An underweight position in energy as well as stock selection detracted from relative returns, as the advance of portfolio holdings failed to keep pace with benchmark positions. Stock selection and an overweight to the consumer discretionary sector contributed to the underperformance because certain stocks within the sector largely offset strong gains of other stocks within the sector.

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

For the quarter ended March 31, 2011, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 8.70%. By comparison, the Russell 2500™ Index produced an investment record of 8.70% for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the quarter ended March 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 22% as of March 31, 2011) negatively contributed to the performance of the Fund, but outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. The most significant sector contributions came from consumer cyclical and consumer staples. Results from the technology, medical/healthcare and REITs (real estate investment trusts) sectors detracted from relative returns.

For the quarter ended March 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 9% as of March 31, 2011) negatively contributed to the performance of the Fund, but outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Relative performance for the period was helped by positive stock selection in the financials, technology, and healthcare sectors. Within financial services, the broad-based improvement in capital markets helped several of the portfolio’s holdings realize strong earnings.

For the quarter ended March 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 21% as of March 31, 2011) negatively contributed to the performance of the Fund, but outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection in the materials sector, particularly in chemical companies, was the key driver over the quarter. Sector positioning also improved portfolio performance, with an overweight in the healthcare sector and an underweight in the telecommunications sector having the largest positive impact on the portfolio.

For the quarter ended March 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 10% as of March 31, 2011) positively contributed to the performance of the Fund as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Strong stock selection across several sectors accounted for the vast majority of the outperformance. Several companies with disappointing performances at the end of last year delivered strong quarterly results and more positive outlooks in the first quarter. From a sector viewpoint, the portfolio’s relative returns were boosted in large part by its security selection in the technology, materials and consumer discretionary sectors. Additionally, an overweight to the energy sector contributed positively for the quarter.

For the quarter ended March 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of March 31, 2011) negatively contributed to the performance of the Fund as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Detracting from fund performance was the portfolio’s underweight to the energy sector. However, stock selection in the healthcare sector and the portfolio’s overweight to the information technology sector contributed to the overall performance of the portfolio.

For the quarter ended March 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 14% as of March 31, 2011) negatively contributed to the performance of the Fund, but outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Outperformance was driven almost entirely by sector allocation, as security selection, in aggregate, did not contribute meaningfully to overall results. An underweight posture to the telecommunication services and financials sectors provided a boost to relative results, while all other sector allocations either contributed slightly to performance or performed roughly in-line with the index.

For the quarter ended March 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of March 31, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Outperformance relative to the benchmark was led by strong stock selection in the technology sector. Although technology was the second-worst performing sector in the benchmark, it was a strong contributor to both relative and absolute performance. Stock selection was also strong in some internet, information technology services and semiconductor holdings.

International All Cap Equity Fund

The International All Cap Equity Fund seeks to provide long-term capital appreciation through a diversified portfolio of primarily non-U.S. equity securities. The Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of international (non-U.S.) stock markets.

For the quarter ended March 31, 2011, the International All Cap Equity Fund experienced a total return, net of expenses, of 3.22%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of 3.41% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended March 31, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of March 31, 2011) positively contributed to the performance of the Fund, but underperformed the MSCI Europe, Australasia, Far East (“EAFE”) Value ND Index, against which the performance of this portion of the Fund is compared. A substantial exposure to Japanese companies had the most notable negative impact on performance, given the sharp selloff following the major earthquake and tsunami that hit Japan during the quarter. From a sector perspective, energy-related companies provided the portfolio’s most positive attribution. Favorable results also stemmed from holdings in the consumer staples and telecommunications sectors.

For the quarter ended March 31, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 15% as of March 31, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Exposure to the financials, energy and industrials sectors contributed positively to performance, while allocations to the information technology, healthcare and materials sectors detracted from relative performance. Being overweight in energy and telecommunication services, while underweight in Japan, also contributed to performance. Additionally, stock selection was positive in six of the ten sectors in which the portfolio invests.

For the quarter ended March 31, 2011, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 21% as of March 31, 2011) negatively contributed to the performance of the Fund, as well as underperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. An underweight position in the energy sector was a significant negative over the quarter as oil prices rose due to political upheaval in North Africa and the Middle East. Stock selection in South Korea detracted from performance, especially positions in consumer staples, which declined on weaker-than-expected results. An overweight position in the South African consumer staples sector was also negative over the period because of concerns over rising food prices.

For the quarter ended March 31, 2011, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of March 31, 2011) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Stock selection was particularly strong in the financial and utilities sectors but was partially offset by certain selections in the telecommunications, information technology and industrials sectors. Additionally, being overweight to smaller capitalization companies was a negative as larger companies outperformed.

For the quarter ended March 31, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 15% as of March 31, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Outperformance stemmed primarily from stock selection, although asset allocation also made a positive contribution to returns. Regionally, stock selection was particularly strong in Europe. By sector, there were positive contributions from most areas of the market, although the bulk of outperformance came from the energy and information technology sectors.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are representative of the domestic investment-grade bond market as included in such Index.

For the quarter ended March 31, 2011, the Bond Index Fund experienced a total return, net of expenses, of 0.24%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 0.42% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the quarter ended March 31, 2011 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500.

For the quarter ended March 31, 2011, the Large Cap Index Equity Fund experienced a total return, net of expenses, of 5.75%. By comparison, the S&P 500 produced an investment record of 5.92% for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the quarter ended March 31, 2011 was consistent with the S&P 500 after taking expenses into account.

All Cap Index Equity Fund

The All Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Russell 3000® Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on the market capitalization of the companies in the Russell 3000 Index.

For the quarter ended March 31, 2011, the All Cap Index Equity Fund experienced a total return, net of expenses, of 6.19%. By comparison, the Russell 3000 Index produced an investment record of 6.38% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the quarter ended March 31, 2011 was consistent with the Russell 3000 Index after taking into account expenses.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and, as of March 31, 2011, represented approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400.

For the quarter ended March 31, 2011, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of 9.15%. By comparison, the S&P MidCap 400 produced an investment record of 9.36% for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the quarter ended March 31, 2011 was consistent with the S&P MidCap 400 after taking expenses into account.

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

For the quarter ended March 31, 2011, the Small Cap Index Equity Fund experienced a total return, net of expenses, of 7.78%. By comparison, the Russell 2000 Index produced an investment record of 7.94% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the quarter ended March 31, 2011 was consistent with the Russell 2000 Index after taking expenses into account.

International Index Equity Fund

The investment objective of the International Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the MSCI ACWI ex-US Index by investing generally in securities included in such Index. The MSCI ACWI ex-

US Index consists of approximately 1,870 securities in 44 markets, with securities of emerging markets representing approximately 24% of the Index.

For the quarter ended March 31, 2011, the International Index Equity Fund experienced a total return, net of expenses, of 3.14%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 3.41% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the quarter ended March 31, 2011 was consistent with the MSCI ACWI ex-US Index after taking expenses into account.

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

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank and Trust Company, which we refer to as State Street Bank. During the quarter ended March 31, 2011, these funds included the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite performance of the benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the quarter ended March 31, 2011, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and was weighted based on the Fund’s target allocations to the asset classes to which these underlying benchmarks relate.

For the quarter ended March 31, 2011, the Fund experienced a total return, net of expenses, of 3.79%. By comparison, the composite benchmark produced an investment record of 4.00% for the same period. None of the indices comprising the composite benchmark includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of the Real Asset Return Fund for the quarter ended March 31, 2011 was consistent with its composite benchmark after taking expenses into account.

Retirement Date Funds

The Retirement Date Funds provide a series of diversified investment funds each of which is designed to correspond to a particular time horizon to retirement. Each Retirement Date Fund has an initial investment strategy representing specific risk and reward characteristics that take into account the remaining time horizon to the most conservative investment mix. The longer the time horizon to the year in which a Retirement Date Fund will reach its most conservative investment mix, the greater is the Retirement Date Fund’s initial risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who have reached or are beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 30%). The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants retiring in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide a mix of long-term capital appreciation and stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide mostly long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for significant growth potential.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended March 31, 2011, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-

Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small Cap® Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite performance of the respective benchmarks for the underlying asset classes to which each Retirement Date Fund allocates its assets from time to time. During the quarter ended March 31, 2011, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital US High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-US IMI Index, the S&P MidCap 400, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the quarter ended March 31, 2011, the Retirement Date Funds experienced a total return, net of expenses, of 2.43% for the Lifetime Income Retirement Date Fund, 2.67% for the 2010 Retirement Date Fund, 3.76% for the 2020 Retirement Date Fund, 4.44% for the 2030 Retirement Date Fund and 4.95% for the 2040 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 2.66%, 2.96%, 4.00%, 4.61% and 5.17%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the quarter ended March 31, 2011 was consistent with its respective composite benchmark after taking into account expenses and differences in rebalancing frequency inasmuch as each Retirement Date Fund is rebalanced to target asset allocations quarterly and its composite benchmark’s component weights remain static.

Target Risk Funds

The Target Risk Funds provide a series of diversified investment funds each of which is designed to correspond to a particular investment risk level. Each Target Risk Fund has an investment strategy representing specific risk and reward characteristics. The Conservative Risk Fund seeks to avoid significant loss of principal and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 26%). The Moderate Risk Fund seeks to provide long-term capital appreciation and more limited stability of principal for participants. The Aggressive Risk Fund seeks to provide long-term capital appreciation for participants and is comprised mainly of stocks for maximum growth potential.

The Target Risk Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended March 31, 2011, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap® Index Non-Lending Series Fund, the SSgA International Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund.

The composite benchmark for each of the Target Risk Funds is the composite performance of the respective benchmarks for the underlying asset classes to which each Target Risk Fund allocates its assets. During the quarter ended March 31, 2011, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index, the Russell 3000® Index, the Citigroup 3-Month T-Bill, the MSCI EAFE Index and the MSCI ACWI ex-US Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the quarter ended March 31, 2011, the Target Risk Funds experienced a total return, net of expenses, of 1.92% for the Conservative Risk Fund, 3.33% for the Moderate Risk Fund and 4.66% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of 2.14%, 3.56% and 4.84%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Target Risk Fund for the quarter ended March 31, 2011 was consistent with its respective composite benchmark after taking expenses into account.

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

For the quarter ended March 31, 2011, the Balanced Fund experienced a total return, net of expenses, of 3.60%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 3.89% for the same period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Indices or for fund expenses.

For the quarter ended March 31, 2011, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. Refer to a discussion of the investment performance of the Large Cap Equity Fund, above, for a description of the performance of the equity segment of the Balanced Fund for such period.

For the quarter ended March 31, 2011, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, outperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to a discussion of the investment performance of the Bond Core Plus Fund, above, for a description of the performance of the debt segment of the Balanced Fund for such period.

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

For the quarter ended March 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 14% as of March 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Sector selection contributed to relative returns of the portfolio while stock selection was mixed. An overweight to healthcare and technology detracted from performance of the portfolio in the quarter as both sectors trailed the market. However, an underweight to energy and utilities sectors positively contributed to relative returns in the quarter. Stock selection was particularly strong in the consumer discretionary and healthcare sectors but detracted in the financial and energy sectors.

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

For the quarter ended March 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Oppenheimer Capital LLC (approximately 10% as of March 31, 2010) had a neutral contribution to the performance of the Fund, but outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Positive relative returns in the quarter were driven by security selection in financials, healthcare, industrials, and consumer discretionary stocks.

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

For the period from on or about January 19, 2010 to March 31, 2010, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 24% as of March 31, 2010) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. While value stocks trailed in the period, stock selection in the financials and healthcare sectors added value to the portfolio. The portfolio’s defensive positioning had a negative impact on performance as an underweight to the materials sector and an overweight to the telecom and healthcare sectors detracted from performance in the period.

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

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended March 31, 2010, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Securities Lending Series Fund, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Securities Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Securities Lending Series Fund, SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Securities Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the

SSgA S&P MidCap® Index Securities Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small Cap® Index Securities Lending Series Fund, the SSgA Russell Small Cap Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

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

Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter Ended March 31, 2010

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that its disclosure controls and procedures are effective as of March 31, 2011.

Internal Control Over Financial Reporting: Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, the Collective Trust evaluated any change in its internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 and determined that no change in the Collective Trust’s internal control over financial reporting occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2011, the Collective Trust issued an aggregate of approximately $159 million in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

Item 6.	EXHIBITS.

10.6.3	Purchase Order No. 4 to the Program Services Agreement between ING Life Insurance and Annuity Company and the ABA Retirement Funds effective March 5, 2011, included as Exhibit 10.6.3 to Registrant’s Current Report on Form 8-K filed April 8, 2011 and incorporated herein by reference thereto.

10.31	Investment Advisor Agreement dated as of April 20, 2011 between Northern Trust Investments, Inc. and Lombardia Capital Partners, LLC., included as Exhibit 10.31 to Registrant’s Form S-1 Registration Statement No. 333-172928 and incorporated herein by reference thereto.

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

May 13, 2011	By:	/s/ Thomas R. Benzmiller
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

May 13, 2011	By:	/s/ Randal Rein
	Name:	Randal Rein
	Title:	Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

10.6.3	Purchase Order No. 4 to the Program Services Agreement between ING Life Insurance and Annuity Company and the ABA Retirement Funds effective March 5, 2011, included as Exhibit 10.6.3 to Registrant’s Current Report on Form 8-K filed April 8, 2011 and incorporated herein by reference thereto.

10.31	Investment Advisor Agreement dated as of April 20, 2011 between Northern Trust Investments, Inc. and Lombardia Capital Partners, LLC., included as Exhibit 10.31 to Registrant’s Form S-1 Registration Statement No. 333-172928 and incorporated herein by reference thereto.

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.