Form 10-Q
period 2011-06-30
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2011-08-15
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED).

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited		December 31, 2010
Assets
Investments, at value (including Wrapper Contracts, at Value of $4,050,825 and $0, respectively) (cost $857,098,086 and $858,340,833, respectively)	$880,650,777		$871,972,224
Northern Trust Global Investments—Government Short Term Investment Fund (cost $109,669,845 and $117,393,773, respectively)	109,669,845		117,393,773
Receivable for fund units sold	197,098		—
Interest and dividends receivable	878		23,255
Other assets	285		—

Total assets	990,518,883		989,389,252

Liabilities
Payable for fund units redeemed	—		2,478,152
Investment advisory fee payable	—		217,418
ING—program fee payable	413,413		432,908
Trustee, management and administration fees payable	69,893		75,108
ABA Retirement Funds—program fee payable	57,341		61,088
Payable for legal and audit services	—	(a)	86,401
Other accruals	317,018		117,794

Total liabilities	857,665		3,468,869

Net Assets at fair value	989,661,218		985,920,383

Adjustment from fair value to contract value for fully benefit responsive contracts	(23,552,691)		(13,631,391)

Net Assets (equivalent to $35.84 and $35.65 per unit based on 26,955,986 and 27,272,253 units outstanding, respectively)	$966,108,527		$972,288,992

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income
Dividends	$4,536,295	$5,303,300	$9,394,246	$10,928,981
Interest—affiliated issuers	44,109	—	92,767	—

Total investment income	4,580,404	5,303,300	9,487,013	10,928,981

Expenses
ING—program fee	1,255,220	1,293,035	2,518,581	2,570,517
Trustee, management and administration fees	213,356	243,787	426,745	488,549
Investment advisory fee	361,396	—	719,037	—
ABA Retirement Funds—program fee	175,136	181,939	349,560	364,120
Legal and audit fees	75,478	105,264	152,049	213,031
Compliance consultant fees	39,647	77,711	79,864	157,270
Reports to unitholders	6,377	58,283	12,836	117,952
Registration fees	52,649	11,657	106,058	23,591
Other fees	9,530	43,094	19,160	87,213

Total expenses	2,188,789	2,014,770	4,383,890	4,022,243

Net investment income (loss)	2,391,615	3,288,530	5,103,123	6,906,738

Net increase (decrease) in net assets resulting from operations	$2,391,615	$3,288,530	$5,103,123	$6,906,738

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$5,103,123

Net increase (decrease) in net assets resulting from operations	5,103,123

From unitholder transactions
Proceeds from units issued	142,239,209
Cost of units redeemed	(153,522,797)

Net increase (decrease) in net assets from unitholder transactions	(11,283,588)

Net increase (decrease) in net assets	(6,180,465)

Net Assets
Beginning of period	972,288,992

End of period	$966,108,527

Number of units
Outstanding-beginning of period	27,272,253
Issued	3,978,492
Redeemed	(4,294,759)

Outstanding-end of period	26,955,986

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$0.17	$0.19	$0.35	$0.39
Expenses†,††	(0.08)	(0.07)	(0.16)	(0.14)

Net investment income (loss)	0.09	0.12	0.19	0.25
Net realized and unrealized gain (loss)	—	—	—	—

Net increase (decrease) in unit value	0.09	0.12	0.19	0.25
Net asset value at beginning of period	35.75	35.35	35.65	35.22

Net asset value at end of period	$35.84	$35.47	$35.84	$35.47

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.91%	0.82%	0.92%	0.82%
Ratio of net investment income (loss) to average net assets*	0.99%	1.34%	1.07%	1.41%
Total return**	0.25%	0.34%	0.53%	0.71%
Net assets at end of period (in thousands)	$966,109	$989,888	$966,109	$989,888

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited		December 31, 2010
Assets
Investments, at value (cost $331,095,816 and $379,530,896, respectively)	$336,543,978	(a)	$377,219,613	(b)
Investments in collective investment funds, at value (cost $34,404,928 and $29,724,352, respectively)	34,069,032		29,486,260
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $811,652 and units of 0 and 811,652, respectively)	—		811,652
Foreign currency, at value (cost $39,531 and $377,392, respectively)	39,900		384,300
Cash held at broker (Restricted $0)	8,000		—
Deposit with broker for open swap contracts	30,000		1,010,000
Deposit with broker for investments sold on TBA commitment transactions	960,000		653,000
Receivable for investments sold on TBA commitment transactions	39,611,641		88,944,496
Receivable for investments sold	119,031,766		64,515,525
Receivable for fund units sold	14,233		—
Interest and dividends receivable	2,360,568		2,615,814
Receivable for futures variation margin	50,800		2,800
Unrealized appreciation of forward currency exchange contracts	30,909		80,308
Swap premiums paid	40,529		47,124
Unrealized appreciation on swap agreements	458,554		388,862
Other assets	38		—

Total assets	533,249,948		566,159,754

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $37,404,531 and $20,061,562, respectively)	37,201,452		20,012,349
Options written, at value (premium received $23,460 and $0, respectively)	19,550		—
Due to custodian	914,446		6,657
Payable for cash collateral received on securities loaned	34,404,928		29,724,352
Payable for investments purchased on TBA commitment transactions	25,053,438		115,200,156
Payable for investments purchased	60,229,915		18,097,210
Payable for fund units redeemed	2,200,000		760,491
Swap premiums received	17,847		29,823
Unrealized depreciation on swap agreements	287,446		292,117
Due to broker for open swap contracts	260,000		813,000
Due to broker for investments purchased on TBA commitment transactions	936,250		936,250
Payable for futures variation margin	102,288		—
Unrealized depreciation of forward currency exchange contracts	274,618		738,989
Investment advisory fee payable	77,662		89,288
ING—program fee payable	164,008		173,257
Trustee, management and administration fees payable	27,756		30,100
ABA Retirement Funds—program fee payable	22,762		24,484
Other accruals	124,155		79,517

Total liabilities	162,318,521		187,008,040

Net Assets (equivalent to $26.17 and $25.61 per unit based on 14,172,649 and 14,807,254 units outstanding, respectively)	$370,931,427		$379,151,714

(a)	Includes securities on loan with a value of $33,725,267 (See Note 6).
(b)	Includes securities on loan with a value of $29,129,396 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income
Dividends (net of foreign tax expense of $0, $0, $0, and $26, respectively)	$28,125	$42,093	$56,250	$74,129
Interest	2,661,465	3,504,959	5,673,338	7,486,196
Interest—affiliated issuers	1,443	—	21,142	—
Securities lending income, net	12,980	7,148	22,009	14,112

Total investment income	2,704,013	3,554,200	5,772,739	7,574,437

Expenses
ING—program fee	492,555	503,470	988,486	1,000,000
Trustee, management and administration fees	83,739	94,899	167,485	190,031
Investment advisory fee	236,525	261,843	455,653	523,763
ABA Retirement Funds—program fee	68,738	70,836	137,192	141,647
Legal and audit fees	29,568	40,992	59,593	82,852
Compliance consultant fees	15,531	30,263	31,301	61,167
Reports to unitholders	2,498	22,697	5,031	45,875
Registration fees	20,625	4,539	41,568	9,174
Other fees	5,583	16,782	10,309	33,919

Total expenses	955,362	1,046,321	1,896,618	2,088,428

Net investment income (loss)	1,748,651	2,507,879	3,876,121	5,486,009

Net realized and unrealized gain (loss)

Net realized gain (loss) on:
Investments	(185,185)	4,566,002	(3,629,905)	5,923,221
Foreign currency transactions	(664,292)	(462,543)	(1,023,986)	(100,868)
Futures contracts	272,513	1,261,641	282,665	2,241,768
Swap contracts	—	70,523	—	195,107

Net realized gain (loss)	(576,964)	5,435,623	(4,371,226)	8,259,228

Change in net unrealized appreciation (depreciation) on:
Investments	4,404,156	2,626,715	7,818,736	3,090,514
Foreign currency transactions	478,073	596,196	413,143	758,463
Futures contracts	209,854	(106,658)	435,771	598,458
Swap contracts	26,391	478,351	80,634	359,492
Written options	(2,012)	—	3,910	—

Change in net unrealized appreciation (depreciation)	5,116,462	3,594,604	8,752,194	4,806,927

Net realized and unrealized gain (loss)	4,539,498	9,030,227	4,380,968	13,066,155

Net increase (decrease) in net assets resulting from operations	$6,288,149	$11,538,106	$8,257,089	$18,552,164

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$3,876,121
Net realized gain (loss)	(4,371,226)
Change in net unrealized appreciation (depreciation)	8,752,194

Net increase (decrease) in net assets resulting from operations	8,257,089

From unitholder transactions
Proceeds from units issued	25,354,395
Cost of units redeemed	(41,831,771)

Net increase (decrease) in net assets from unitholder transactions	(16,477,376)

Net increase (decrease) in net assets	(8,220,287)

Net Assets
Beginning of period	379,151,714

End of period	$370,931,427

Number of units
Outstanding-beginning of period	14,807,254
Issued	980,546
Redeemed	(1,615,151)

Outstanding-end of period	14,172,649

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$0.19	$0.23	$0.40	$0.48
Expenses†,††	(0.07)	(0.06)	(0.13)	(0.13)

Net investment income (loss)	0.12	0.17	0.27	0.35
Net realized and unrealized gain (loss)	0.31	0.58	0.29	0.84

Net increase (decrease) in unit value	0.43	0.75	0.56	1.19
Net asset value at beginning of period	25.74	24.53	25.61	24.09

Net asset value at end of period	$26.17	$25.28	$26.17	$25.28

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.02%	1.10%	1.01%	1.09%
Ratio of net investment income (loss) to average net assets*	1.86%	2.63%	2.07%	2.87%
Portfolio turnover**,†††	56%	223%	162%	377%
Total return**	1.67%	3.06%	2.19%	4.94%
Net assets at end of period (in thousands)	$370,931	$377,563	$370,931	$377,563

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited		December 31, 2010
Assets
Investments, at value (cost $605,633,058 and $615,029,284, respectively)	$769,059,838	(a)	$770,762,769	(b)
Investments in collective investment funds, at value (cost $65,884,368 and $97,823,074, respectively)	65,383,563		98,849,450
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $12,301,884 and $11,753,747 and units of 12,301,884 and 11,753,747, respectively)	12,301,884		11,753,747
Receivable for investments sold	2,156,920		2,268,053
Receivable for fund units sold	2,200,000		—
Interest and dividends receivable	924,052		915,063
Tax reclaims receivable	44,955		28,085

Total assets	852,071,212		884,577,167

Liabilities
Due to custodian	—		2,141
Payable for cash collateral received on securities loaned	34,411,791		74,079,560
Payable for investments purchased	4,617,958		692,830
Payable for fund units redeemed	1,803,079		2,047,339
Investment advisory fee payable	192,301		191,636
ING—program fee payable	357,151		343,228
Trustee, management and administration fees payable	60,393		59,617
ABA Retirement Funds—program fee payable	49,548		48,480
Other accruals	268,346		176,617

Total liabilities	41,760,567		77,641,448

Net Assets (equivalent to $14.99 and $14.03 per unit based on 54,043,216 and 57,526,392 units outstanding, respectively)	$810,310,645		$806,935,719

(a)	Includes securities on loan with a value of $33,626,927 (See Note 6).
(b)	Includes securities on loan with a value of $72,424,395 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income
Dividends (net of foreign tax expense of $0, $15,857, $0, and $17,231, respectively)	$3,616,253	$2,294,046	$6,828,625	$5,874,535
Interest—affiliated issuers	8,692	—	17,473	—
Securities lending income, net	12,267	28,906	34,373	79,013

Total investment income	3,637,212	2,322,952	6,880,471	5,953,548

Expenses
ING—program fee	1,086,686	1,017,401	2,155,586	2,044,680
Trustee, management and administration fees	184,776	188,989	365,354	386,017
Investment advisory fee	579,296	528,420	1,149,414	1,039,747
ABA Retirement Funds—program fee	151,678	145,502	299,286	291,999
Legal and audit fees	64,304	82,843	129,130	169,790
Compliance consultant fees	33,777	61,159	67,826	125,348
Reports to unitholders	5,432	45,869	10,901	94,011
Registration fees	44,855	9,174	90,072	18,802
Other fees	8,122	33,917	16,272	69,513

Total expenses	2,158,926	2,113,274	4,283,841	4,239,907

Net investment income (loss)	1,478,286	209,678	2,596,630	1,713,641

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	19,459,374	6,728,226	45,559,610	63,737,068

Net realized gain (loss)	19,459,374	6,728,226	45,559,610	63,737,068

Change in net unrealized appreciation (depreciation) on:
Investments	(11,917,858)	(100,481,526)	6,166,114	(117,638,638)
Foreign currency transactions	—	—	3	—

Change in net unrealized appreciation (depreciation)	(11,917,858)	(100,481,526)	6,166,117	(117,638,638)

Net realized and unrealized gain (loss)	7,541,516	(93,753,300)	51,725,727	(53,901,570)

Net increase (decrease) in net assets resulting from operations	$9,019,802	$(93,543,622)	$54,322,357	$(52,187,929)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$2,596,630
Net realized gain (loss) from investments and foreign currency transactions	45,559,610
Change in net unrealized appreciation (depreciation)	6,166,117

Net increase (decrease) in net assets resulting from operations	54,322,357

From unitholder transactions
Proceeds from units issued	31,223,544
Cost of units redeemed	(82,170,975)

Net increase (decrease) in net assets from unitholder transactions	(50,947,431)

Net increase (decrease) in net assets	3,374,926

Net Assets
Beginning of period	806,935,719

End of period	$810,310,645

Number of units
Outstanding-beginning of period	57,526,392
Issued	2,123,302
Redeemed	(5,606,478)

Outstanding-end of period	54,043,216

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$0.07	$0.03	$0.13	$0.09
Expenses†,††	(0.04)	(0.04)	(0.08)	(0.07)

Net investment income (loss)	0.03	(0.01)	0.05	0.02
Net realized and unrealized gain (loss)	0.13	(1.51)	0.91	(0.90)

Net increase (decrease) in unit value	0.16	(1.52)	0.96	(0.88)
Net asset value at beginning of period	14.83	12.79	14.03	12.15

Net asset value at end of period	$14.99	$11.27	$14.99	$11.27

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.06%	1.09%	1.06%	1.08%
Ratio of net investment income (loss) to average net assets*	0.73%	0.11%	0.64%	0.44%
Portfolio turnover**,†††	13%	9%	32%	88%
Total return**	1.08%	(11.88)%	6.84%	(7.24)%
Net assets at end of period (in thousands)	$810,311	$697,772	$810,311	$697,772

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited		December 31, 2010
Assets
Investments, at value (cost $245,279,474 and $227,724,348, respectively)	$295,958,834	(a)	$292,662,140	(b)
Investments in collective investment funds, at value (cost $79,883,519 and $138,560,174, respectively)	79,218,582		138,034,316
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $6,321,846 and $6,510,912 and units of 6,321,846 and 6,510,912, respectively)	6,321,846		6,510,912
Receivable for investments sold	3,070,859		1,840,260
Interest and dividends receivable	246,078		258,002
Tax reclaims receivable	3,655		4,109

Total assets	384,819,854		439,309,739

Liabilities
Payable for cash collateral received on securities loaned	66,374,658		127,436,357
Payable for investments purchased	5,059,135		912,845
Payable for fund units redeemed	190,124		946,349
Investment advisory fee payable	122,017		124,067
ING—program fee payable	139,904		130,216
Trustee, management and administration fees payable	23,658		22,604
ABA Retirement Funds—program fee payable	19,400		18,381
Other accruals	104,330		67,702

Total liabilities	72,033,226		129,658,521

Net Assets (equivalent to $17.82 and $16.56 per unit based on 17,550,449 and 18,701,043 units outstanding, respectively)	$312,786,628		$309,651,218

(a)	Includes securities on loan with a value of $64,761,761 (See Note 6).
(b)	Includes securities on loan with a value of $124,279,421 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income
Dividends (net of foreign tax expense of $424, $0, $52, and $79, respectively)	$908,117	$893,271	$1,920,690	$1,832,598
Interest—affiliated issuers	3,645	—	7,848	—
Securities lending income, net	94,563	69,007	178,809	156,994

Total investment income	1,006,325	962,278	2,107,347	1,989,592

Expenses
ING—program fee	428,882	383,557	841,119	750,571
Trustee, management and administration fees	72,899	71,609	142,556	142,022
Investment advisory fee	376,246	360,781	746,583	716,826
ABA Retirement Funds—program fee	59,841	54,837	116,780	107,176
Legal and audit fees	25,157	31,244	50,259	62,348
Compliance consultant fees	13,215	23,066	26,399	46,029
Reports to unitholders	2,125	17,299	4,243	34,521
Registration fees	17,549	3,460	35,058	6,904
Other fees	3,177	12,824	6,763	25,525

Total expenses	999,091	958,677	1,969,760	1,891,922

Net investment income (loss)	7,234	3,601	137,587	97,670

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	21,758,447	10,327,934	37,522,292	25,641,414
Foreign currency transactions	—	(405)	—	(405)

Net realized gain (loss)	21,758,447	10,327,529	37,522,292	25,641,009

Change in net unrealized appreciation (depreciation) on:
Investments	(25,022,841)	(38,193,147)	(14,397,511)	(27,151,702)
Foreign currency transactions	—	(44)	—	(240)

Change in net unrealized appreciation (depreciation)	(25,022,841)	(38,193,191)	(14,397,511)	(27,151,942)

Net realized and unrealized gain (loss)	(3,264,394)	(27,865,662)	23,124,781	(1,510,933)

Net increase (decrease) in net assets resulting from operations	$(3,257,160)	$(27,862,061)	$23,262,368	$(1,413,263)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$137,587
Net realized gain (loss) from investments and foreign currency transactions	37,522,292
Change in net unrealized appreciation (depreciation)	(14,397,511)

Net increase (decrease) in net assets resulting from operations	23,262,368

From unitholder transactions
Proceeds from units issued	14,230,708
Cost of units redeemed	(34,357,666)

Net increase (decrease) in net assets from unitholder transactions	(20,126,958)

Net increase (decrease) in net assets	3,135,410

Net Assets
Beginning of period	309,651,218

End of period	$312,786,628

Number of units
Outstanding-beginning of period	18,701,043
Issued	815,297
Redeemed	(1,965,891)

Outstanding-end of period	17,550,449

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010		For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$0.06	$0.05		$0.12	$0.10
Expenses†,††	(0.06)	(0.05)		(0.11)	(0.09)

Net investment income (loss)	—	—		0.01	0.01
Net realized and unrealized gain (loss)	(0.18)	(1.41)		1.25	(0.13)

Net increase (decrease) in unit value	(0.18)	(1.41)		1.26	(0.12)
Net asset value at beginning of period	18.00	14.61		16.56	13.32

Net asset value at end of period	$17.82	$13.20		$17.82	$13.20

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.26%	1.32%		1.25%	1.32%
Ratio of net investment income (loss) to average net assets*	0.01%	0.00	%***	0.09%	0.07%
Portfolio turnover**,†††	42%	39%		64%	64%
Total return**	(1.00)%	(9.65)%		7.61%	(0.90)%
Net assets at end of period (in thousands)	$312,787	$259,786		$312,787	$259,786

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
***	Amounts less than 0.005% are rounded to zero.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited		December 31, 2010
Assets
Investments, at value (cost $142,395,047 and $140,011,607, respectively)	$162,856,145	(a)	$159,857,822	(b)
Investments in collective investment funds, at value (cost $13,773,430 and $16,297,602, respectively)	13,673,676		16,696,553
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $4,064,258 and $3,830,446 and units of 4,064,258 and 3,830,446, respectively)	4,064,258		3,830,446
Foreign currency, at value (cost $960,046 and $491,659, respectively)	968,571		515,235
Receivable for investments sold	265,021		384,883
Receivable for fund units sold	16,936		—
Interest and dividends receivable	519,441		151,178
Unrealized appreciation of forward currency exchange contracts	189		44
Tax reclaims receivable	447,871		397,033

Total assets	182,812,108		181,833,194

Liabilities
Payable for cash collateral received on securities loaned	6,553,806		9,120,065
Payable for investments purchased	1,079,215		89,105
Payable for fund units redeemed	—		349,987
Unrealized depreciation of forward currency exchange contracts	581		130
Investment advisory fee payable	74,924		68,776
ING—program fee payable	77,132		70,586
Trustee, management and administration fees payable	13,048		12,265
ABA Retirement Funds—program fee payable	10,711		9,974
Other accruals	57,314		39,805

Total liabilities	7,866,731		9,760,693

Net Assets (equivalent to $28.78 and $27.30 per unit based on 6,078,670 and 6,302,196 units outstanding, respectively)	$174,945,377		$172,072,501

(a)	Includes securities on loan with a value of $6,259,077 (See Note 6).
(b)	Includes securities on loan with a value of $8,869,194 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income
Dividends (net of foreign tax expense of $132,963, $0, $209,202 and $61,443, respectively)	$2,443,942	$1,885,826	$3,351,759	$2,861,498
Interest—affiliated issuers	2,707	—	4,691	—
Securities lending income, net	45,723	32,229	55,697	39,092

Total investment income	2,492,372	1,918,055	3,412,147	2,900,590

Expenses
ING—program fee	233,504	204,336	461,038	413,003
Trustee, management and administration fees	39,725	38,441	78,161	78,469
Investment advisory fee	216,377	185,189	425,309	379,777
ABA Retirement Funds—program fee	32,610	29,214	64,028	58,971
Legal and audit fees	13,844	16,641	27,575	34,294
Compliance consultant fees	7,272	12,285	14,484	25,317
Reports to unitholders	1,170	9,214	2,328	18,988
Registration fees	9,657	1,843	19,234	3,798
Other fees	1,825	6,812	3,795	14,039

Total expenses	555,984	503,975	1,095,952	1,026,656

Net investment income (loss)	1,936,388	1,414,080	2,316,195	1,873,934

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,213,739	1,480,758	6,667,831	7,478,510
Foreign currency transactions	74,216	(750,673)	105,333	(326,894)

Net realized gain (loss)	2,287,955	730,085	6,773,164	7,151,616

Change in net unrealized appreciation (depreciation) on:
Investments	(544,969)	(24,109,255)	116,178	(28,382,788)
Foreign currency transactions	10,714	2,446	(18,920)	10,287

Change in net unrealized appreciation (depreciation)	(534,255)	(24,106,809)	97,258	(28,372,501)

Net realized and unrealized gain (loss)	1,753,700	(23,376,724)	6,870,422	(21,220,885)

Net increase (decrease) in net assets resulting from operations	$3,690,088	$(21,962,644)	$9,186,617	$(19,346,951)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$2,316,195
Net realized gain (loss) from investments and foreign currency transactions	6,773,164
Change in net unrealized appreciation (depreciation)	97,258

Net increase (decrease) in net assets resulting from operations	9,186,617

From unitholder transactions
Proceeds from units issued	13,506,807
Cost of units redeemed	(19,820,548)

Net increase (decrease) in net assets from unitholder transactions	(6,313,741)

Net increase (decrease) in net assets	2,872,876

Net Assets
Beginning of period	172,072,501

End of period	$174,945,377

Number of units
Outstanding-beginning of period	6,302,196
Issued	481,013
Redeemed	(704,539)

Outstanding-end of period	6,078,670

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$0.40	$0.29	$0.55	$0.44
Expenses†,††	(0.09)	(0.08)	(0.17)	(0.16)

Net investment income (loss)	0.31	0.21	0.38	0.28
Net realized and unrealized gain (loss)	0.29	(3.55)	1.10	(3.21)

Net increase (decrease) in unit value	0.60	(3.34)	1.48	(2.93)
Net asset value at beginning of period	28.18	25.32	27.30	24.91

Net asset value at end of period	$28.78	$21.98	$28.78	$21.98

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.26%	1.30%	1.26%	1.30%
Ratio of net investment income (loss) to average net assets*	4.40%	3.65%	2.67%	2.37%
Portfolio turnover**,†††	10%	13%	22%	74%
Total return**	2.13%	(13.19)%	5.42%	(11.76)%
Net assets at end of period (in thousands)	$174,945	$142,824	$174,945	$142,824

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $60,858,034 and $54,048,934 and units of 5,622,280 and 5,051,720, respectively)	$64,538,155	$56,452,974
Cash	—	739
Receivable for fund units sold	31,498	413,741
Other assets	63	—

Total assets	64,569,716	56,867,454

Liabilities
Payable for investments purchased	31,498	413,741
Investment advisory fee payable	11,357	—
ING—program fee payable	27,441	25,198
Trustee, management and administration fees payable	4,633	4,385
ABA Retirement Funds—program fee payable	3,809	3,566
Payable for legal and audit services	5,582	—	(a)
Payable for compliance consultant fees	6,178	—	(b)
Other accruals	6,963	21,814

Total liabilities	97,461	468,704

Net Assets (equivalent to $12.60 and $12.32 per unit based on 5,115,448 and 4,578,551 units outstanding, respectively)	$64,472,255	$56,398,750

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	78,111	57,203	151,985	107,766
Trustee, management and administration fees	13,288	10,793	25,765	20,479
Investment advisory fee	6,110	4,284	12,181	8,174
ABA Retirement Funds—program fee	10,907	8,047	21,106	15,258
Legal and audit fees	4,778	4,659	9,261	8,920
Compliance consultant fees	2,510	3,439	4,864	6,585
Reports to unitholders	404	2,579	782	4,938
Registration fees	3,333	516	6,460	988
Other fees	604	1,908	1,168	3,652

Total expenses	120,045	93,428	233,572	176,760

Net investment income (loss)	(120,045)	(93,428)	(233,572)	(176,760)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	130,618	41,419	300,982	95,717

Net realized gain (loss)	130,618	41,419	300,982	95,717

Change in net unrealized appreciation (depreciation) on:
Investments	1,186,213	1,485,580	1,276,081	2,109,569

Change in net unrealized appreciation (depreciation)	1,186,213	1,485,580	1,276,081	2,109,569

Net realized and unrealized gain (loss)	1,316,831	1,526,999	1,577,063	2,205,286

Net increase (decrease) in net assets resulting from operations	$1,196,786	$1,433,571	$1,343,491	$2,028,526

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(233,572)
Net realized gain (loss)	300,982
Change in net unrealized appreciation (depreciation)	1,276,081

Net increase (decrease) in net assets resulting from operations	1,343,491

From unitholder transactions
Proceeds from units issued	16,467,259
Cost of units redeemed	(9,737,245)

Net increase (decrease) in net assets from unitholder transactions	6,730,014

Net increase (decrease) in net assets	8,073,505

Net Assets
Beginning of period	56,398,750

End of period	$64,472,255

Number of units
Outstanding-beginning of period	4,578,551
Issued	1,322,179
Redeemed	(785,282)

Outstanding-end of period	5,115,448

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.02)	(0.03)	(0.05)	(0.05)

Net investment income (loss)	(0.02)	(0.03)	(0.05)	(0.05)
Net realized and unrealized gain (loss)	0.27	0.43	0.33	0.63

Net increase (decrease) in unit value	0.25	0.40	0.28	0.58
Net asset value at beginning of period	12.35	11.83	12.32	11.65

Net asset value at end of period	$12.60	$12.23	$12.60	$12.23

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.78%	0.86%	0.80%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.86)%	(0.80)%	(0.86)%
Portfolio turnover**,†††	3%	3%	7%	9%
Total return**	2.02%	3.38%	2.27%	4.98%
Net assets at end of period (in thousands)	$64,472	$46,340	$64,472	$46,340

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $113 and units of 0 and 113, respectively)	$—	$113
Investments in collective investment funds, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $55,486,071 and $47,692,232 and units of 2,900,495 and 2,603,083, respectively)	65,136,406	55,135,902
Receivable for investments sold	115,510	—
Receivable for fund units sold	—	433,088

Total assets	65,251,916	55,569,103

Liabilities
Payable for investments purchased	—	433,088
Payable for fund units redeemed	115,510	—
Investment advisory fee payable	5,926	—
ING—program fee payable	28,002	22,068
Trustee, management and administration fees payable	4,707	3,839
ABA Retirement Funds—program fee payable	3,873	3,122
Payable for legal and audit services	5,744	—	(a)
Other Accruals	14,081	16,084

Total liabilities	177,843	478,201

Net Assets (equivalent to $18.91 and $17.90 per unit based on 3,441,116 and 3,076,880 units outstanding, respectively)	$65,074,073	$55,090,902

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	83,321	53,032	158,956	99,651
Trustee, management and administration fees	14,142	10,016	26,920	18,956
Investment advisory fee	3,050	1,978	5,995	3,774
ABA Retirement Funds—program fee	11,609	7,469	22,054	14,117
Legal and audit fees	4,962	4,321	9,612	8,269
Compliance consultant fees	2,607	3,190	5,049	6,105
Reports to unitholders	419	2,393	811	4,579
Registration fees	3,462	479	6,705	916
Other fees	649	1,769	1,237	3,385

Total expenses	124,221	84,647	237,339	159,752

Net investment income (loss)	(124,221)	(84,647)	(237,339)	(159,752)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	797,910	87,278	1,225,849	232,670

Net realized gain (loss)	797,910	87,278	1,225,849	232,670

Change in net unrealized appreciation (depreciation) on:
Investments	(723,890)	(5,053,422)	2,206,665	(3,261,946)

Change in net unrealized appreciation (depreciation)	(723,890)	(5,053,422)	2,206,665	(3,261,946)

Net realized and unrealized gain (loss)	74,020	(4,966,144)	3,432,514	(3,029,276)

Net increase (decrease) in net assets resulting from operations	$(50,201)	$(5,050,791)	$3,195,175	$(3,189,028)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(237,339)
Net realized gain (loss)	1,225,849
Change in net unrealized appreciation (depreciation)	2,206,665

Net increase (decrease) in net assets resulting from operations	3,195,175

From unitholder transactions
Proceeds from units issued	19,853,992
Cost of units redeemed	(13,065,996)

Net increase (decrease) in net assets from unitholder transactions	6,787,996

Net increase (decrease) in net assets	9,983,171

Net Assets
Beginning of period	55,090,902

End of period	$65,074,073

Number of units
Outstanding-beginning of period	3,076,880
Issued	1,061,559
Redeemed	(697,323)

Outstanding-end of period	3,441,116

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.07)	(0.07)

Net investment income (loss)	(0.04)	(0.04)	(0.07)	(0.07)
Net realized and unrealized gain (loss)	0.02	(1.87)	1.08	(1.03)

Net increase (decrease) in unit value	(0.02)	(1.91)	1.01	(1.10)
Net asset value at beginning of period	18.93	16.49	17.90	15.68

Net asset value at end of period	$18.91	$14.58	$18.91	$14.58

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.79%	0.84%	0.78%	0.84%
Ratio of net investment income (loss) to average net assets*	(0.79)%	(0.84)%	(0.78)%	(0.84)%
Portfolio turnover**,†††	5%	4%	9%	11%
Total return**	(0.11)%	(11.58)%	5.64%	(7.02)%
Net assets at end of period (in thousands)	$65,074	$37,973	$65,074	$37,973

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.010% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $611 and units of 0 and 611, respectively)	$—	$611
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $246,854,826 and $252,922,382 and units of 17,347,329 and 17,928,521, respectively)	302,086,396	293,418,183
Cash	186,342	—
Receivable for investments sold	—	511,260

Total assets	302,272,738	293,930,054

Liabilities
Payable for fund units redeemed	186,342	511,260
Investment advisory fee payable	54,416	—
ING—program fee payable	134,174	122,391
Trustee, management and administration fees payable	22,692	21,243
ABA Retirement Funds—program fee payable	18,643	17,274
Payable for legal and audit services	28,420	26,129
Payable for compliance consultant fees	32,015	14,606
Other accruals	38,813	74,957

Total liabilities	515,515	787,860

Net Assets (equivalent to $37.67 and $35.54 per unit based on 8,011,062 and 8,247,938 units outstanding, respectively)	$301,757,223	$293,142,194

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	406,101	355,962	797,367	697,956
Trustee, management and administration fees	69,076	67,138	135,177	132,735
Investment advisory fee	27,154	33,767	57,513	66,712
ABA Retirement Funds—program fee	56,702	50,677	110,735	99,448
Legal and audit fees	24,025	28,990	47,844	57,949
Compliance consultant fees	12,620	21,402	25,130	42,781
Reports to unitholders	2,030	16,052	4,039	32,086
Registration fees	16,758	3,210	33,372	6,417
Other fees	3,033	11,869	6,030	23,725

Total expenses	617,499	589,067	1,217,207	1,159,809

Net investment income (loss)	(617,499)	(589,067)	(1,217,207)	(1,159,809)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,379,322	1,978,604	3,860,639	4,047,803

Net realized gain (loss)	2,379,322	1,978,604	3,860,639	4,047,803

Change in net unrealized appreciation (depreciation) on:
Investments	(2,425,343)	(33,020,558)	14,735,769	(19,390,920)

Change in net unrealized appreciation (depreciation)	(2,425,343)	(33,020,558)	14,735,769	(19,390,920)

Net realized and unrealized gain (loss)	(46,021)	(31,041,954)	18,596,408	(15,343,117)

Net increase (decrease) in net assets resulting from operations	$(663,520)	$(31,631,021)	$17,379,201	$(16,502,926)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(1,217,207)
Net realized gain (loss)	3,860,639
Change in net unrealized appreciation (depreciation)	14,735,769

Net increase (decrease) in net assets resulting from operations	17,379,201

From unitholder transactions
Proceeds from units issued	21,872,210
Cost of units redeemed	(30,636,382)

Net increase (decrease) in net assets from unitholder transactions	(8,764,172)

Net increase (decrease) in net assets	8,615,029

Net Assets
Beginning of period	293,142,194

End of period	$301,757,223

Number of units
Outstanding-beginning of period	8,247,938
Issued	588,145
Redeemed	(825,021)

Outstanding-end of period	8,011,062

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.08)	(0.07)	(0.15)	(0.14)

Net investment income (loss)	(0.08)	(0.07)	(0.15)	(0.14)
Net realized and unrealized gain (loss)	0.01	(3.62)	2.28	(1.77)

Net increase (decrease) in unit value	(0.07)	(3.69)	2.13	(1.91)
Net asset value at beginning of period	37.74	32.38	35.54	30.60

Net asset value at end of period	$37.67	$28.69	$37.67	$28.69

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.81%	0.87%	0.81%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.87)%	(0.81)%	(0.87)%
Portfolio turnover**,†††	1%	8%	2%	18%
Total return**	(0.19)%	(11.40)%	5.99%	(6.24)%
Net assets at end of period (in thousands)	$301,757	$244,260	$301,757	$244,260

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $90 and units of 0 and 90, respectively)	$—	$90
Investments in collective investment funds, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $52,598,317 and $35,944,250 and units of 1,741,700 and 1,313,540, respectively)	63,892,537	44,387,144
Receivable for investments sold	159,983	—
Receivable for fund units sold	—	657,452

Total assets	64,052,520	45,044,686

Liabilities
Payable for investments purchased	—	657,452
Payable for fund units redeemed	159,983	—
Investment advisory fee payable	10,328	—
ING—program fee payable	27,791	17,373
Trustee, management and administration fees payable	4,582	3,028
ABA Retirement Funds—program fee payable	3,830	2,462
Other accruals	17,916	15,963

Total liabilities	224,430	696,278

Net Assets (equivalent to $26.70 and $24.69 per unit based on 2,390,810 and 1,796,377 units outstanding, respectively)	$63,828,090	$44,348,408

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	79,313	41,509	142,529	76,286
Trustee, management and administration fees	13,447	7,843	24,132	14,515
Investment advisory fee	5,509	3,938	10,779	7,290
ABA Retirement Funds—program fee	11,039	5,848	19,774	10,807
Legal and audit fees	4,747	3,383	8,693	6,335
Compliance consultant fees	2,493	2,498	4,566	4,677
Reports to unitholders	401	1,873	734	3,508
Registration fees	3,311	375	6,063	702
Other fees	620	1,386	1,120	2,595

Total expenses	120,880	68,653	218,390	126,715

Net investment income (loss)	(120,880)	(68,653)	(218,390)	(126,715)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	794,556	212,896	1,175,526	388,692

Net realized gain (loss)	794,556	212,896	1,175,526	388,692

Change in net unrealized appreciation (depreciation) on:
Investments	(1,279,589)	(3,534,367)	2,851,326	(1,302,907)

Change in net unrealized appreciation (depreciation)	(1,279,589)	(3,534,367)	2,851,326	(1,302,907)

Net realized and unrealized gain (loss)	(485,033)	(3,321,471)	4,026,852	(914,215)

Net increase (decrease) in net assets resulting from operations	$(605,913)	$(3,390,124)	$3,808,462	$(1,040,930)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(218,390)
Net realized gain (loss)	1,175,526
Change in net unrealized appreciation (depreciation)	2,851,326

Net increase (decrease) in net assets resulting from operations	3,808,462

From unitholder transactions
Proceeds from units issued	28,429,902
Cost of units redeemed	(12,758,682)

Net increase (decrease) in net assets from unitholder transactions	15,671,220

Net increase (decrease) in net assets	19,479,682

Net Assets
Beginning of period	44,348,408

End of period	$63,828,090

Number of units
Outstanding-beginning of period	1,796,377
Issued	1,081,299
Redeemed	(486,866)

Outstanding-end of period	2,390,810

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.05)	(0.10)	(0.09)

Net investment income (loss)	(0.05)	(0.05)	(0.10)	(0.09)
Net realized and unrealized gain (loss)	(0.20)	(2.04)	2.11	(0.26)

Net increase (decrease) in unit value	(0.25)	(2.09)	2.01	(0.35)
Net asset value at beginning of period	26.95	21.40	24.69	19.66

Net asset value at end of period	$26.70	$19.31	$26.70	$19.31

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.82%	0.87%	0.80%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.82)%	(0.87)%	(0.80)%	(0.87)%
Portfolio turnover**,†††	4%	8%	7%	16%
Total return**	(0.93)%	(9.77)%	8.14%	(1.78)%
Net assets at end of period (in thousands)	$63,828	$29,383	$63,828	$29,383

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $54 and units of 0 and 54, respectively)	$—	$54
Investments in collective investment funds, at value:
SSgA Russell Small Cap® Index Non-Lending Series Fund Class A (cost $31,251,369 and $21,991,797 and units of 1,473,408 and 1,138,075, respectively)	36,888,231	26,818,749
Receivable for fund units sold	29,714	269,225

Total assets	36,917,945	27,088,028

Liabilities
Payable for investments purchased	29,714	269,225
Investment advisory fee payable	6,456	—
ING—program fee payable	16,362	10,017
Trustee, management and administration fees payable	2,781	1,745
ABA Retirement Funds—program fee payable	2,268	1,419
Payable for legal and audit services	3,182	—	(a)
Payable for compliance consultant fees	3,400	—	(b)
Other accruals	4,252	9,553

Total liabilities	68,415	291,959

Net Assets (equivalent to $27.49 and $25.98 per unit based on 1,340,417 and 1,031,517 units outstanding, respectively)	$36,849,530	$26,796,069

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	48,109	25,227	87,357	46,236
Trustee, management and administration fees	8,167	4,765	14,802	8,796
Investment advisory fee	3,456	2,427	6,744	4,452
ABA Retirement Funds—program fee	6,705	3,551	12,129	6,547
Legal and audit fees	2,849	2,055	5,299	3,840
Compliance consultant fees	1,496	1,517	2,783	2,835
Reports to unitholders	241	1,138	448	2,126
Registration fees	1,988	228	3,697	426
Other fees	370	842	679	1,573

Total expenses	73,381	41,750	133,938	76,831

Net investment income (loss)	(73,381)	(41,750)	(133,938)	(76,831)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	607,612	182,563	1,018,185	250,644

Net realized gain (loss)	607,612	182,563	1,018,185	250,644

Change in net unrealized appreciation (depreciation) on:
Investments	(1,254,305)	(2,324,515)	809,910	(943,687)

Change in net unrealized appreciation (depreciation)	(1,254,305)	(2,324,515)	809,910	(943,687)

Net realized and unrealized gain (loss)	(646,693)	(2,141,952)	1,828,095	(693,043)

Net increase (decrease) in net assets resulting from operations	$(720,074)	$(2,183,702)	$1,694,157	$(769,874)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(133,938)
Net realized gain (loss)	1,018,185
Change in net unrealized appreciation (depreciation)	809,910

Net increase (decrease) in net assets resulting from operations	1,694,157

From unitholder transactions
Proceeds from units issued	17,077,996
Cost of units redeemed	(8,718,692)

Net increase (decrease) in net assets from unitholder transactions	8,359,304

Net increase (decrease) in net assets	10,053,461

Net Assets
Beginning of period	26,796,069

End of period	$36,849,530

Number of units
Outstanding-beginning of period	1,031,517
Issued	632,582
Redeemed	(323,682)

Outstanding-end of period	1,340,417

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.06)	(0.04)	(0.11)	(0.09)

Net investment income (loss)	(0.06)	(0.04)	(0.11)	(0.09)
Net realized and unrealized gain (loss)	(0.44)	(2.23)	1.62	(0.41)

Net increase (decrease) in unit value	(0.50)	(2.27)	1.51	(0.50)
Net asset value at beginning of period	27.99	22.44	25.98	20.67

Net asset value at end of period	$27.49	$20.17	$27.49	$20.17

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.81%	0.87%	0.80%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.87)%	(0.80)%	(0.87)%
Portfolio turnover**,†††	6%	12%	11%	21%
Total return**	(1.79)%	(10.12)%	5.81%	(2.42)%
Net assets at end of period (in thousands)	$36,850	$17,731	$36,850	$17,731

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $87 and units of 0 and 87, respectively)	$—	$87
Investments in collective investment funds, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $49,251,933 and $39,231,983 and units of 3,990,192 and 3,283,291, respectively)	55,802,840	44,193,095
Receivable for investments sold	25,259	—
Receivable for fund units sold	—	1,216,106
Other assets	—	25

Total assets	55,828,099	45,409,313

Liabilities
Payable for investments purchased	—	1,216,106
Payable for fund units redeemed	25,259	—
Investment advisory fee payable	29,240	—
ING—program fee payable	24,238	17,216
Trustee, management and administration fees payable	4,062	3,003
ABA Retirement Funds—program fee payable	3,355	2,442
Payable for legal and audit services	4,731	—	(a)
Payable for compliance consultant fees	5,111	—	(b)
Other accruals	6,318	29,468

Total liabilities	102,314	1,268,235

Net Assets (equivalent to $29.94 and $28.94 per unit based on 1,861,457 and 1,525,410 units outstanding, respectively)	$55,725,785	$44,141,078

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	68,984	37,016	128,961	70,463
Trustee, management and administration fees	11,738	6,991	21,867	13,408
Investment advisory fee	15,951	7,072	31,100	13,519
ABA Retirement Funds—program fee	9,635	5,212	17,916	9,982
Legal and audit fees	4,167	3,015	7,847	5,851
Compliance consultant fees	2,189	2,226	4,122	4,320
Reports to unitholders	353	1,669	663	3,239
Registration fees	2,908	334	5,474	648
Other fees	537	1,235	1,001	2,396

Total expenses	116,462	64,770	218,951	123,826

Net investment income (loss)	(116,462)	(64,770)	(218,951)	(123,826)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	101,626	(24,976)	209,165	2,440

Net realized gain (loss)	101,626	(24,976)	209,165	2,440

Change in net unrealized appreciation (depreciation) on:
Investments	137,434	(3,773,588)	1,589,795	(3,340,404)

Change in net unrealized appreciation (depreciation)	137,434	(3,773,588)	1,589,795	(3,340,404)

Net realized and unrealized gain (loss)	239,060	(3,798,564)	1,798,960	(3,337,964)

Net increase (decrease) in net assets resulting from operations	$122,598	$(3,863,334)	$1,580,009	$(3,461,790)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(218,951)
Net realized gain (loss)	209,165
Change in net unrealized appreciation (depreciation)	1,589,795

Net increase (decrease) in net assets resulting from operations	1,580,009

From unitholder transactions
Proceeds from units issued	16,013,219
Cost of units redeemed	(6,008,521)

Net increase (decrease) in net assets from unitholder transactions	10,004,698

Net increase (decrease) in net assets	11,584,707
Net Assets
Beginning of period	44,141,078

End of period	$55,725,785

Number of units
Outstanding-beginning of period	1,525,410
Issued	538,575
Redeemed	(202,528)

Outstanding-end of period	1,861,457

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.07)	(0.06)	(0.13)	(0.12)

Net investment income (loss)	(0.07)	(0.06)	(0.13)	(0.12)
Net realized and unrealized gain (loss)	0.16	(3.29)	1.13	(2.90)

Net increase (decrease) in unit value	0.09	(3.35)	1.00	(3.02)
Net asset value at beginning of period	29.85	26.61	28.94	26.28

Net asset value at end of period	$29.94	$23.26	$29.94	$23.26

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.87%	0.92%	0.88%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.87)%	(0.92)%	(0.88)%	(0.92)%
Portfolio turnover**,†††	1%	4%	3%	9%
Total return**	0.30%	(12.59)%	3.46%	(11.49)%
Net assets at end of period (in thousands)	$55,726	$27,312	$55,726	$27,312

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.052% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $27 and units of 0 and 27, respectively)	$—		$27
Investments in collective investment funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $9,816,944 and $5,540,816 and units of 473,540 and 275,552, respectively)	10,375,268		5,707,777
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $4,593,854 and $3,227,671 and units of 174,624 and 141,916, respectively)	5,206,068		3,816,552
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $4,914,369 and $2,745,087 and units of 536,932 and 332,103, respectively)	5,163,142		3,279,185
Receivable for investments sold	83,962		—
Receivable for fund units sold	130,076		38,418

Total assets	20,958,516		12,841,959

Liabilities
Payable for investments purchased	214,038		38,418
Investment advisory fee payable	6,492		—
ING—program fee payable	8,783		5,478
Trustee, management and administration fees payable	1,498		954
ABA Retirement Funds—program fee payable	1,226		776
Payable for legal and audit services	—	(a)	1,122
Payable for compliance consultant fees	—	(b)	627
Other accruals	5,490		5,139

Total liabilities	237,527		52,514

Net Assets (equivalent to $17.42 and $16.62 per unit based on 1,189,716 and 769,370 units outstanding, respectively)	$20,720,989		$12,789,445

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	24,523	11,310	43,395	19,386
Trustee, management and administration fees	4,179	2,135	7,367	3,683
Investment advisory fee	3,779	1,929	6,642	3,329
ABA Retirement Funds—program fee	3,431	1,589	6,037	2,742
Legal and audit fees	1,516	921	2,683	1,608
Compliance consultant fees	796	680	1,409	1,187
Reports to unitholders	127	510	226	890
Registration fees	1,057	102	1,871	178
Other fees	205	377	356	658

Total expenses	39,613	19,553	69,986	33,661

Net investment income (loss)	(39,613)	(19,553)	(69,986)	(33,661)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	447,539	276,859	671,525	334,521

Net realized gain (loss)	447,539	276,859	671,525	334,521

Change in net unrealized appreciation (depreciation) on:
Investments	(248,466)	(345,765)	129,371	(247,547)

Change in net unrealized appreciation (depreciation)	(248,466)	(345,765)	129,371	(247,547)

Net realized and unrealized gain (loss)	199,073	(68,906)	800,896	86,974

Net increase (decrease) in net assets resulting from operations	$159,460	$(88,459)	$730,910	$53,313

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(69,986)
Net realized gain (loss)	671,525
Change in net unrealized appreciation (depreciation)	129,371

Net increase (decrease) in net assets resulting from operations	730,910

From unitholder transactions
Proceeds from units issued	10,533,520
Cost of units redeemed	(3,332,886)

Net increase (decrease) in net assets from unitholder transactions	7,200,634

Net increase (decrease) in net assets	7,931,544

Net Assets
Beginning of period	12,789,445

End of period	$20,720,989

Number of units
Outstanding-beginning of period	769,370
Issued	615,059
Redeemed	(194,713)

Outstanding-end of period	1,189,716

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.07)	(0.07)

Net investment income (loss)	(0.04)	(0.04)	(0.07)	(0.07)
Net realized and unrealized gain (loss)	0.21	(0.08)	0.87	0.23

Net increase (decrease) in unit value	0.17	(0.12)	0.80	0.16
Net asset value at beginning of period	17.25	14.79	16.62	14.51

Net asset value at end of period	$17.42	$14.67	$17.42	$14.67

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.82%	0.91%	0.82%	0.91%
Ratio of net investment income (loss) to average net assets*	(0.82)%	(0.91)%	(0.82)%	(0.91)%
Portfolio turnover**,†††	8%	15%	17%	21%
Total return**	0.99%	(0.81)%	4.81%	1.10%
Net assets at end of period (in thousands)	$20,721	$8,730	$20,721	$8,730

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $33,596,033 and $33,661,787 and units of 2,875,677 and 2,920,687, respectively)	$36,483,716	$35,550,602
Cash	—	74
Receivable for investments sold	—	258,989
Receivable for fund units sold	117,186	—

Total assets	36,600,902	35,809,665

Liabilities
Due to custodian	117,186	—
Payable for fund units redeemed	—	258,989
Retirement Date Fund management fee payable	15,968	17,113
ING—program fee payable	16,362	15,495
Trustee, management and administration fees payable	3,583	3,442
ABA Retirement Funds—program fee payable	2,266	2,199
Other accruals	11,923	7,464

Total liabilities	167,288	304,702

Net Assets (equivalent to $12.36 and $11.91 per unit based on 2,948,669 and 2,982,118 units outstanding, respectively)	$36,433,614	$35,504,963

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	48,175	43,610	94,928	82,841
Trustee, management and administration fees	10,602	8,230	20,755	15,748
Retirement Date Fund management fee	8,016	8,271	17,015	15,821
ABA Retirement Funds—program fee	6,716	6,141	13,171	11,735
Legal and audit fees	2,904	3,552	5,728	6,864
Compliance consultant fees	1,526	2,622	3,009	5,067
Reports to unitholders	246	1,966	484	3,800
Registration fees	2,027	393	3,996	760
Other fees	407	1,454	762	2,810

Total expenses	80,619	76,239	159,848	145,446

Net investment income (loss)	(80,619)	(76,239)	(159,848)	(145,446)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	255,498	709,704	490,936	821,165

Net realized gain (loss)	255,498	709,704	490,936	821,165

Change in net unrealized appreciation (depreciation) on:
Investments	294,179	(1,435,702)	998,868	(779,444)

Change in net unrealized appreciation (depreciation)	294,179	(1,435,702)	998,868	(779,444)

Net realized and unrealized gain (loss)	549,677	(725,998)	1,489,804	41,721

Net increase (decrease) in net assets resulting from operations	$469,058	$(802,237)	$1,329,956	$(103,725)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(159,848)
Net realized gain (loss)	490,936
Change in net unrealized appreciation (depreciation)	998,868

Net increase (decrease) in net assets resulting from operations	1,329,956

From unitholder transactions
Proceeds from units issued	4,945,870
Cost of units redeemed	(5,347,175)

Net increase (decrease) in net assets from unitholder transactions	(401,305)

Net increase (decrease) in net assets	928,651

Net Assets
Beginning of period	35,504,963

End of period	$36,433,614

Number of units
Outstanding-beginning of period	2,982,118
Issued	405,421
Redeemed	(438,870)

Outstanding-end of period	2,948,669

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.05)	(0.05)

Net investment income (loss)	(0.03)	(0.03)	(0.05)	(0.05)
Net realized and unrealized gain (loss)	0.19	(0.24)	0.50	0.03

Net increase (decrease) in unit value	0.16	(0.27)	0.45	(0.02)
Net asset value at beginning of period	12.20	11.19	11.91	10.94

Net asset value at end of period	$12.36	$10.92	$12.36	$10.92

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.87%	0.92%	0.89%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.87)%	(0.92)%	(0.89)%	(0.92)%
Portfolio turnover**,†††	6%	21%	10%	31%
Total return**	1.31%	(2.41)%	3.78%	(0.18)%
Net assets at end of period (in thousands)	$36,434	$31,990	$36,434	$31,990

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $61,030,109 and $65,124,151 and units of 4,995,059 and 5,438,050, respectively)	$66,788,938	$69,514,596
Cash	—	146
Receivable for investments sold	119,364	—
Receivable for fund units sold	—	21,845

Total assets	66,908,302	69,536,587

Liabilities
Payable for investments purchased	—	21,845
Payable for fund units redeemed	119,364	—
Retirement Date Fund management fee payable	32,611	31,464
ING—program fee payable	30,383	29,424
Trustee, management and administration fees payable	6,655	6,498
ABA Retirement Funds—program fee payable	4,228	4,151
Payable for legal and audit services	6,553	6,207
Other accruals	16,406	8,463

Total liabilities	216,200	108,052

Net Assets (equivalent to $14.82 and $14.24 per unit based on 4,498,719 and 4,877,243 units outstanding, respectively)	$66,692,102	$69,428,535

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	92,406	83,022	183,123	164,231
Trustee, management and administration fees	20,380	15,674	40,088	31,242
Retirement Date Fund management fee	17,201	15,750	36,062	31,385
ABA Retirement Funds—program fee	12,910	11,697	25,439	23,278
Legal and audit fees	5,541	6,765	11,029	13,625
Compliance consultant fees	2,911	4,994	5,793	10,059
Reports to unitholders	468	3,746	931	7,544
Registration fees	3,865	749	7,693	1,509
Other fees	700	2,770	1,392	5,579

Total expenses	156,382	145,167	311,550	288,452

Net investment income (loss)	(156,382)	(145,167)	(311,550)	(288,452)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,355,360	527,446	1,759,102	875,522

Net realized gain (loss)	1,355,360	527,446	1,759,102	875,522

Change in net unrealized appreciation (depreciation) on:
Investments	(255,842)	(2,013,718)	1,368,384	(413,479)

Change in net unrealized appreciation (depreciation)	(255,842)	(2,013,718)	1,368,384	(413,479)

Net realized and unrealized gain (loss)	1,099,518	(1,486,272)	3,127,486	462,043

Net increase (decrease) in net assets resulting from operations	$943,136	$(1,631,439)	$2,815,936	$173,591

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(311,550)
Net realized gain (loss)	1,759,102
Change in net unrealized appreciation (depreciation)	1,368,384

Net increase (decrease) in net assets resulting from operations	2,815,936

From unitholder transactions
Proceeds from units issued	10,112,074
Cost of units redeemed	(15,664,443)

Net increase (decrease) in net assets from unitholder transactions	(5,552,369)

Net increase (decrease) in net assets	(2,736,433)

Net Assets
Beginning of period	69,428,535

End of period	$66,692,102

Number of units
Outstanding-beginning of period	4,877,243
Issued	691,345
Redeemed	(1,069,869)

Outstanding-end of period	4,498,719

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.07)	(0.06)

Net investment income (loss)	(0.03)	(0.03)	(0.07)	(0.06)
Net realized and unrealized gain (loss)	0.23	(0.31)	0.65	0.09

Net increase (decrease) in unit value	0.20	(0.34)	0.58	0.03
Net asset value at beginning of period	14.62	13.12	14.24	12.75

Net asset value at end of period	$14.82	$12.78	$14.82	$12.78

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.89%	0.92%	0.90%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.89)%	(0.92)%	(0.90)%	(0.92)%
Portfolio turnover**,†††	6%	12%	10%	26%
Total return**	1.37%	(2.59)%	4.07%	0.24%
Net assets at end of period (in thousands)	$66,692	$61,563	$66,692	$61,563

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $275 and units of 0 and 275, respectively)	$—	$275
Investments in collective investment funds, at value:
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $133,322,515 and $123,528,089 and units of 10,584,205 and 10,044,096, respectively)	150,401,557	135,866,487
Receivable for fund units sold	71,523	461,938

Total assets	150,473,080	136,328,700

Liabilities
Payable for investments purchased	71,523	461,938
Retirement Date Fund management fee payable	68,902	58,970
ING—program fee payable	67,118	55,248
Trustee, management and administration fees payable	14,699	12,208
ABA Retirement Funds—program fee payable	9,312	7,799
Payable for legal and audit services	13,737	—	(a)
Payable for compliance consultant fees	15,188	—	(b)
Other accruals	18,574	28,107

Total liabilities	279,053	624,270

Net Assets (equivalent to $17.23 and $16.48 per unit based on 8,716,317 and 8,237,096 units outstanding, respectively)	$150,194,027	$135,704,430

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	196,958	148,201	379,690	289,223
Trustee, management and administration fees	43,403	27,968	83,096	55,012
Retirement Date Fund management fee	37,522	28,101	74,291	55,264
ABA Retirement Funds—program fee	27,494	20,863	52,729	40,974
Legal and audit fees	11,791	12,068	22,963	24,000
Compliance consultant fees	6,193	8,909	12,061	17,718
Reports to unitholders	996	6,682	1,938	13,289
Registration fees	8,224	1,336	16,017	2,657
Other fees	1,492	4,941	2,902	9,826

Total expenses	334,073	259,069	645,687	507,963

Net investment income (loss)	(334,073)	(259,069)	(645,687)	(507,963)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,018,848	779,126	2,213,239	1,212,811

Net realized gain (loss)	1,018,848	779,126	2,213,239	1,212,811

Change in net unrealized appreciation (depreciation) on:
Investments	409,380	(6,779,284)	4,740,644	(2,860,232)

Change in net unrealized appreciation (depreciation)	409,380	(6,779,284)	4,740,644	(2,860,232)

Net realized and unrealized gain (loss)	1,428,228	(6,000,158)	6,953,883	(1,647,421)

Net increase (decrease) in net assets resulting from operations	$1,094,155	$(6,259,227)	$6,308,196	$(2,155,384)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(645,687)
Net realized gain (loss)	2,213,239
Change in net unrealized appreciation (depreciation)	4,740,644

Net increase (decrease) in net assets resulting from operations	6,308,196

From unitholder transactions
Proceeds from units issued	27,314,580
Cost of units redeemed	(19,133,179)

Net increase (decrease) in net assets from unitholder transactions	8,181,401

Net increase (decrease) in net assets	14,489,597

Net Assets
Beginning of period	135,704,430

End of period	$150,194,027

Number of units
Outstanding-beginning of period	8,237,096
Issued	1,609,266
Redeemed	(1,130,045)

Outstanding-end of period	8,716,317

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.08)	(0.07)

Net investment income (loss)	(0.04)	(0.04)	(0.08)	(0.07)
Net realized and unrealized gain (loss)	0.17	(0.79)	0.83	(0.21)

Net increase (decrease) in unit value	0.13	(0.83)	0.75	(0.28)
Net asset value at beginning of period	17.10	15.00	16.48	14.45

Net asset value at end of period	$17.23	$14.17	$17.23	$14.17

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.89%	0.92%	0.89%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.89)%	(0.92)%	(0.89)%	(0.92)%
Portfolio turnover**,†††	3%	11%	7%	25%
Total return**	0.76%	(5.53)%	4.55%	(1.94)%
Net assets at end of period (in thousands)	$150,194	$107,850	$150,194	$107,850

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $221 and units of 0 and 221, respectively)	$—	$221
Investments in collective investment funds, at value:
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $99,532,345 and $96,155,242 and units of 7,788,847 and 7,760,728, respectively)	114,636,252	108,526,023
Receivable for investments sold	139,667	22,508

Total assets	114,775,919	108,548,752

Liabilities
Payable for fund units redeemed	139,667	22,508
Retirement Date Fund management fee payable	53,511	48,332
ING—program fee payable	52,092	44,292
Trustee, management and administration fees payable	11,409	9,803
ABA Retirement Funds—program fee payable	7,224	6,263
Payable for legal and audit services	10,811	9,567
Other accruals	26,697	13,044

Total liabilities	301,411	153,809

Net Assets (equivalent to $19.34 and $18.45 per unit based on 5,920,023 and 5,874,159 units outstanding, respectively)	$114,474,508	$108,394,943

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	154,938	114,914	300,735	219,161
Trustee, management and administration fees	34,129	21,690	65,799	41,681
Retirement Date Fund management fee	28,646	21,792	56,389	41,872
ABA Retirement Funds—program fee	21,619	16,180	41,754	31,047
Legal and audit fees	9,229	9,360	18,113	18,185
Compliance consultant fees	4,848	6,910	9,514	13,425
Reports to unitholders	780	5,182	1,529	10,068
Registration fees	6,438	1,036	12,634	2,013
Other fees	1,329	3,832	2,450	7,445

Total expenses	261,956	200,896	508,917	384,897

Net investment income (loss)	(261,956)	(200,896)	(508,917)	(384,897)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,774,296	155,329	3,000,375	(37,756)

Net realized gain (loss)	1,774,296	155,329	3,000,375	(37,756)

Change in net unrealized appreciation (depreciation) on:
Investments	(1,115,850)	(6,833,605)	2,733,126	(2,983,481)

Change in net unrealized appreciation (depreciation)	(1,115,850)	(6,833,605)	2,733,126	(2,983,481)

Net realized and unrealized gain (loss)	658,446	(6,678,276)	5,733,501	(3,021,237)

Net increase (decrease) in net assets resulting from operations	$396,490	$(6,879,172)	$5,224,584	$(3,406,134)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(508,917)
Net realized gain (loss)	3,000,375
Change in net unrealized appreciation (depreciation)	2,733,126

Net increase (decrease) in net assets resulting from operations	5,224,584

From unitholder transactions
Proceeds from units issued	17,664,465
Cost of units redeemed	(16,809,484)

Net increase (decrease) in net assets from unitholder transactions	854,981

Net increase (decrease) in net assets	6,079,565

Net Assets
Beginning of period	108,394,943

End of period	$114,474,508

Number of units
Outstanding-beginning of period	5,874,159
Issued	926,973
Redeemed	(881,109)

Outstanding-end of period	5,920,023

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.03)	(0.08)	(0.07)

Net investment income (loss)	(0.04)	(0.03)	(0.08)	(0.07)
Net realized and unrealized gain (loss)	0.11	(1.24)	0.97	(0.51)

Net increase (decrease) in unit value	0.07	(1.27)	0.89	(0.58)
Net asset value at beginning of period	19.27	16.72	18.45	16.03

Net asset value at end of period	$19.34	$15.45	$19.34	$15.45

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.89%	0.92%	0.89%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.89)%	(0.92)%	(0.89)%	(0.92)%
Portfolio turnover**,†††	4%	9%	9%	21%
Total return**	0.36%	(7.60)%	4.82%	(3.62)%
Net assets at end of period (in thousands)	$114,475	$83,136	$114,475	$83,136

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $131 and units of 0 and 131, respectively)	$—	$131
Investments in collective investment funds, at value:
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $64,277,180 and $58,128,417 and units of 4,992,211 and 4,645,229, respectively)	74,823,265	66,022,644
Receivable for investments sold	117,931	—
Receivable for fund units sold	—	46,485

Total assets	74,941,196	66,069,260

Liabilities
Payable for investments purchased	—	46,485
Payable for fund units redeemed	117,931	—
Retirement Date Fund management fee payable	33,802	28,448
ING—program fee payable	32,879	26,294
Trustee, management and administration fees payable	7,198	5,795
ABA Retirement Funds—program fee payable	4,549	3,703
Payable for legal and audit services	6,732	5,805
Other accruals	16,542	7,914

Total liabilities	219,633	124,444

Net Assets (equivalent to $21.61 and $20.59 per unit based on 3,456,981 and 3,203,304 units outstanding, respectively)	$74,721,563	$65,944,816

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	97,114	70,955	186,170	136,767
Trustee, management and administration fees	21,394	13,393	40,739	26,016
Retirement Date Fund management fee	18,460	13,458	35,937	26,137
ABA Retirement Funds—program fee	13,553	9,992	25,851	19,377
Legal and audit fees	5,809	5,779	11,258	11,347
Compliance consultant fees	3,051	4,266	5,913	8,377
Reports to unitholders	490	3,200	950	6,283
Registration fees	4,052	640	7,853	1,257
Other fees	358	2,366	1,540	4,646

Total expenses	164,281	124,049	316,211	240,207

Net investment income (loss)	(164,281)	(124,049)	(316,211)	(240,207)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	493,118	(58,522)	1,007,434	(294,968)

Net realized gain (loss)	493,118	(58,522)	1,007,434	(294,968)

Change in net unrealized appreciation (depreciation) on:
Investments	(326,283)	(4,982,580)	2,651,858	(2,307,131)

Change in net unrealized appreciation (depreciation)	(326,283)	(4,982,580)	2,651,858	(2,307,131)

Net realized and unrealized gain (loss)	166,835	(5,041,102)	3,659,292	(2,602,099)

Net increase (decrease) in net assets resulting from operations	$2,554	$(5,165,151)	$3,343,081	$(2,842,306)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(316,211)
Net realized gain (loss)	1,007,434
Change in net unrealized appreciation (depreciation)	2,651,858

Net increase (decrease) in net assets resulting from operations	3,343,081

From unitholder transactions
Proceeds from units issued	13,016,364
Cost of units redeemed	(7,582,698)

Net increase (decrease) in net assets from unitholder transactions	5,433,666

Net increase (decrease) in net assets	8,776,747

Net Assets
Beginning of period	65,944,816

End of period	$74,721,563

Number of units
Outstanding-beginning of period	3,203,304
Issued	609,421
Redeemed	(355,744)

Outstanding-end of period	3,456,981

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.04)	(0.09)	(0.08)

Net investment income (loss)	(0.05)	(0.04)	(0.09)	(0.08)
Net realized and unrealized gain (loss)	0.05	(1.67)	1.11	(0.82)

Net increase (decrease) in unit value	—	(1.71)	1.02	(0.90)
Net asset value at beginning of period	21.61	18.64	20.59	17.83

Net asset value at end of period	$21.61	$16.93	$21.61	$16.93

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.89%	0.92%	0.89%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.89)%	(0.92)%	(0.89)%	(0.92)%
Portfolio turnover**,†††	2%	8%	4%	21%
Total return**	0.00%	(9.17)%	4.95%	(5.05)%
Net assets at end of period (in thousands)	$74,722	$51,234	$74,722	$51,234

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $951,477 and $966,209 and units of 951,477 and 966,209, respectively)	$951,477		$966,209
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $10,562,392 and $8,604,186 and units of 940,959 and 785,284, respectively)	10,801,266		8,775,547
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $2,172,548 and $2,573,201 and units of 137,451 and 182,600, respectively)	2,393,576		2,988,439
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $2,177,339 and $1,542,057 and units of 103,739 and 76,418, respectively)	2,272,926		1,582,916
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $841,531 and $861,116 and units of 31,892 and 37,381, respectively)	950,796		1,005,281
SSgA International Index Non-Lending Series Fund Class A (cost $1,554,652 and $841,624 and units of 114,001 and 69,588, respectively)	1,638,654		950,505
Cash	53,500		—
Receivable for fund units sold	—		8,869
Interest and dividends receivable	73		84

Total assets	19,062,268		16,277,850

Liabilities
Payable for investments purchased	25,581		8,337
Payable for fund units redeemed	30,968		—
Investment advisory fee payable	3,419		—
ING—program fee payable	8,022		6,886
Trustee, management and administration fees payable	1,345		1,206
ABA Retirement Funds—program fee payable	1,123		981
Payable for legal and audit services	—	(a)	1,438
Payable for compliance consultant fees	—	(b)	803
Payable for reports to unitholders	—	(c)	277
Other accruals	5,699		3,693

Total liabilities	76,157		23,621

Net Assets (equivalent to $16.24 and $15.64 per unit based on 1,169,343 and 1,039,603 units outstanding, respectively)	$18,986,111		$16,254,229

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income
Interest	$—	$311 $	—	$556
Interest—affiliated issuers	267	—	615	—

Total investment income	267	311	615	556

Expenses
ING—program fee	24,030	10,794	45,058	19,412
Trustee, management and administration fees	4,107	2,037	7,661	3,688
Investment advisory fee	1,845	1,226	3,639	2,221
ABA Retirement Funds—program fee	3,372	1,516	6,277	2,746
Legal and audit fees	1,453	879	2,746	1,608
Compliance consultant fees	763	649	1,442	1,187
Reports to unitholders	123	487	232	891
Registration fees	1,013	97	1,915	178
Other fees	183	361	346	659

Total expenses	36,889	18,046	69,316	32,590

Net investment income (loss)	(36,622)	(17,735)	(68,701)	(32,034)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	618,668	60,768	879,472	173,701

Net realized gain (loss)	618,668	60,768	879,472	173,701

Change in net unrealized appreciation (depreciation) on:
Investments	(235,473)	(129,311)	(131,748)	(51,303)

Change in net unrealized appreciation (depreciation)	(235,473)	(129,311)	(131,748)	(51,303)

Net realized and unrealized gain (loss)	383,195	(68,543)	747,724	122,398

Net increase (decrease) in net assets resulting from operations	$346,573	$(86,278)	$679,023	$90,364

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(68,701)
Net realized gain (loss)	879,472
Change in net unrealized appreciation (depreciation)	(131,748)

Net increase (decrease) in net assets resulting from operations	679,023

From unitholder transactions
Proceeds from units issued	9,286,719
Cost of units redeemed	(7,233,860)

Net increase (decrease) in net assets from unitholder transactions	2,052,859

Net increase (decrease) in net assets	2,731,882

Net Assets
Beginning of period	16,254,229

End of period	$18,986,111

Number of units
Outstanding-beginning of period	1,039,603
Issued	582,186
Redeemed	(452,446)

Outstanding-end of period	1,169,343

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income(a)†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.06)	(0.06)

Net investment income (loss)	(0.03)	(0.03)	(0.06)	(0.06)
Net realized and unrealized gain (loss)	0.33	(0.10)	0.66	0.29

Net increase (decrease) in unit value	0.30	(0.13)	0.60	0.23
Net asset value at beginning of period	15.94	14.75	15.64	14.39

Net asset value at end of period	$16.24	$14.62	$16.24	$14.62

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.81%	0.88%	0.81%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.87)%	(0.80)%	(0.87)%
Portfolio turnover**,†††	24%	8%	41%	21%
Total return**	1.88%	(0.88)%	3.84%	1.60%
Net assets at end of period (in thousands)	$18,986	$8,902	$18,986	$8,902

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.019% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $998,429 and $973,216 and units of 998,429 and 973,216, respectively)	$998,429		$973,216
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $14,209,235 and $10,110,886 and units of 1,291,612 and 937,926, respectively)	14,826,414		10,481,329
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $11,462,725 and $10,388,430 and units of 744,692 and 741,375, respectively)	12,968,061		12,133,340
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $8,389,136 and $4,102,914 and units of 635,360 and 346,298, respectively)	8,885,504		4,661,174
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $2,697,117 and $1,427,317 and units of 129,945 and 71,964, respectively)	2,847,102		1,490,671
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,847,980 and $1,584,565 and units of 72,942 and 72,339, respectively)	2,174,633		1,945,415
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $910,545 and $438,428 and units of 97,303 and 53,563, respectively)	935,664		528,886
Receivable for investments sold	115,214		22,679
Receivable for fund units sold	20,980		—
Interest and dividends receivable	158		183

Total assets	43,772,159		32,236,893

Liabilities
Payable for investments purchased	140,714		64,642
Payable for fund units redeemed	—		23,359
Investment advisory fee payable	10,474		—
ING—program fee payable	19,115		12,677
Trustee, management and administration fees payable	3,223		2,209
ABA Retirement Funds—program fee payable	2,633		1,796
Payable for legal and audit services	—	(a)	2,788
Other accruals	12,486		11,190

Total liabilities	188,645		118,661

Net Assets (equivalent to $19.12 and $18.34 per unit based on 2,279,413 and 1,751,335 units outstanding, respectively)	$43,583,514		$32,118,232

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income
Interest	$—	$286	$—	$495
Interest—affiliated issuers	364	—	616	—

Total investment income	364	286	616	495

Expenses
ING—program fee	54,775	27,080	99,086	47,679
Trustee, management and administration fees	9,292	5,112	16,777	9,059
Investment advisory fee	5,796	3,079	10,580	5,457
ABA Retirement Funds—program fee	7,628	3,810	13,747	6,748
Legal and audit fees	3,307	2,206	6,075	3,950
Compliance consultant fees	1,737	1,629	3,191	2,917
Reports to unitholders	280	1,221	514	2,187
Registration fees	2,307	244	4,238	437
Other fees	418	903	766	1,617

Total expenses	85,540	45,284	154,974	80,051

Net investment income (loss)	(85,176)	(44,998)	(154,358)	(79,556)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,313,906	102,883	1,679,541	295,200

Net realized gain (loss)	1,313,906	102,883	1,679,541	295,200

Change in net unrealized appreciation (depreciation) on:
Investments	(904,050)	(1,207,447)	(67,635)	(814,515)

Change in net unrealized appreciation (depreciation)	(904,050)	(1,207,447)	(67,635)	(814,515)

Net realized and unrealized gain (loss)	409,856	(1,104,564)	1,611,906	(519,315)

Net increase (decrease) in net assets resulting from operations	$324,680	$(1,149,562)	$1,457,548	$(598,871)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(154,358)
Net realized gain (loss)	1,679,541
Change in net unrealized appreciation (depreciation)	(67,635)

Net increase (decrease) in net assets resulting from operations	1,457,548

From unitholder transactions
Proceeds from units issued	15,789,764
Cost of units redeemed	(5,782,030)

Net increase (decrease) in net assets from unitholder transactions	10,007,734

Net increase (decrease) in net assets	11,465,282

Net Assets
Beginning of period	32,118,232

End of period	$43,583,514

Number of units
Outstanding-beginning of period	1,751,335
Issued	834,457
Redeemed	(306,379)

Outstanding-end of period	2,279,413

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income(a)†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.03)	(0.08)	(0.07)

Net investment income (loss)	(0.04)	(0.03)	(0.08)	(0.07)
Net realized and unrealized gain (loss)	0.21	(0.83)	0.86	(0.25)

Net increase (decrease) in unit value	0.17	(0.86)	0.78	(0.32)
Net asset value at beginning of period	18.95	16.97	18.34	16.43

Net asset value at end of period	$19.12	$16.11	$19.12	$16.11

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.81%	0.88%	0.80%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.88)%	(0.80)%	(0.87)%
Portfolio turnover**,†††	13%	5%	19%	12%
Total return**	0.90%	(5.07)%	4.25%	(1.95)%
Net assets at end of period (in thousands)	$43,584	$21,263	$43,584	$21,263

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.024% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $45 and $25 and units of 45 and 25, respectively)	$45	$25
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $2,288,870 and $1,641,065 and units of 205,440 and 150,070, respectively)	2,358,251	1,677,035
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $6,262,992 and $6,224,255 and units of 401,510 and 429,499, respectively)	6,991,895	7,029,176
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $4,533,045 and $2,560,647 and units of 342,706 and 210,738, respectively)	4,792,742	2,836,537
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $310,696 and $0 and units of 14,334 and 0 for June 30, 2011 and December 31, 2010, respectively)	314,065	—
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $692,863 and $653,650 and units of 26,461 and 28,027, respectively)	788,878	753,734
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $608,790 and $337,145 and units of 65,064 and 40,396, respectively)	625,652	398,866
Cash	15,314	—
Receivable for fund units sold	—	286,854

Total assets	15,886,842	12,982,227

Liabilities
Payable for investments purchased	—	286,854
Payable for fund units redeemed	15,359	—
Investment advisory fee payable	4,126	—
ING—program fee payable	6,895	4,852
Trustee, management and administration fees payable	1,152	838
ABA Retirement Funds—program fee payable	976	681
Payable for legal and audit services	1,385	—	(a)
Payable for compliance consultant fees	1,498	—	(b)
Other accruals	1,854	5,384

Total liabilities	33,245	298,609

Net Assets (equivalent to $22.28 and $21.25 per unit based on 711,541 and 596,907 units outstanding, respectively)	$15,853,597	$12,683,618

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	20,260	8,880	37,893	15,293
Trustee, management and administration fees	3,469	1,676	6,447	2,907
Investment advisory fee	2,073	1,009	4,432	1,751
ABA Retirement Funds—program fee	2,847	1,248	5,282	2,165
Legal and audit fees	1,223	723	2,308	1,269
Compliance consultant fees	643	534	1,213	937
Reports to unitholders	103	401	195	703
Registration fees	853	80	1,610	140
Other fees	160	296	301	520

Total expenses	31,631	14,847	59,681	25,685

Net investment income (loss)	(31,631)	(14,847)	(59,681)	(25,685)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	646,966	67,582	809,594	183,638

Net realized gain (loss)	646,966	67,582	809,594	183,638

Change in net unrealized appreciation (depreciation) on:
Investments	(589,259)	(745,648)	(104,359)	(646,700)

Change in net unrealized appreciation (depreciation)	(589,259)	(745,648)	(104,359)	(646,700)

Net realized and unrealized gain (loss)	57,707	(678,066)	705,235	(463,062)

Net increase (decrease) in net assets resulting from operations	$26,076	$(692,913)	$645,554	$(488,747)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$(59,681)
Net realized gain (loss)	809,594
Change in net unrealized appreciation (depreciation)	(104,359)

Net increase (decrease) in net assets resulting from operations	645,554

From unitholder transactions
Proceeds from units issued	5,893,677
Cost of units redeemed	(3,369,252)

Net increase (decrease) in net assets from unitholder transactions	2,524,425

Net increase (decrease) in net assets	3,169,979

Net Assets
Beginning of period	12,683,618

End of period	$15,853,597

Number of units
Outstanding-beginning of period	596,907
Issued	267,142
Redeemed	(152,508)

Outstanding-end of period	711,541

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.04)	(0.09)	(0.08)

Net investment income (loss)	(0.05)	(0.04)	(0.09)	(0.08)
Net realized and unrealized gain (loss)	0.09	(1.71)	1.12	(0.91)

Net increase (decrease) in unit value	0.04	(1.75)	1.03	(0.99)
Net asset value at beginning of period	22.24	19.38	21.25	18.62

Net asset value at end of period	$22.28	$17.63	$22.28	$17.63

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.83%	0.88%	0.83%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.83)%	(0.88)%	(0.83)%	(0.88)%
Portfolio turnover**,†††	21%	8%	28%	20%
Total return**	0.18%	(9.03)%	4.85%	(5.32)%
Net assets at end of period (in thousands)	$15,854	$6,962	$15,854	$6,962

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.027% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
Bond Core Plus Fund (cost $79,619,757 and $80,939,686 and units of 3,971,648 and 4,112,205, respectively)	$103,945,960	$105,297,110
Large Cap Equity Fund (cost $109,362,694 and $118,437,213 and units of 10,562,424 and 11,731,536, respectively)	158,372,978	164,558,249
Cash	—	567
Receivable for investments sold	2,946,883	747,497

Total assets	265,265,821	270,603,423

Liabilities
Payable for investments purchased	2,200,000	—
Payable for fund units redeemed	746,883	747,497

Total liabilities	2,946,883	747,497

Net Assets (equivalent to $97.34 and $92.71 per unit based on 2,694,905 and 2,910,655 units outstanding, respectively)	$262,318,938	$269,855,926

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income (loss)	$—	$—	$—	$—

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Bond Core Plus Fund	1,617,026	3,597,975	2,405,071	5,362,926
Large Cap Equity Fund	4,136,265	1,136,429	7,869,135	3,602,395

Net realized gain (loss)	5,753,291	4,734,404	10,274,206	8,965,321

Change in net unrealized appreciation (depreciation) on:
Investments	(2,175,982)	(20,773,582)	2,858,027	(14,252,056)

Change in net unrealized appreciation (depreciation)	(2,175,982)	(20,773,582)	2,858,027	(14,252,056)

Net realized and unrealized gain (loss)	3,577,309	(16,039,178)	13,132,233	(5,286,735)

Net increase (decrease) in net assets resulting from operations	$3,577,309	$(16,039,178)	$13,132,233	$(5,286,735)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net realized gain (loss)	$10,274,206
Change in net unrealized appreciation (depreciation)	2,858,027

Net increase (decrease) in net assets resulting from operations	13,132,233

From unitholder transactions
Proceeds from units issued	256,987
Cost of units redeemed	(20,926,208)

Net increase (decrease) in net assets from unitholder transactions	(20,669,221)

Net increase (decrease) in net assets	(7,536,988)

Net Assets
Beginning of period	269,855,926

End of period	$262,318,938

Number of units
Outstanding-beginning of period	2,910,655
Issued	2,653
Redeemed	(218,403)

Outstanding-end of period	2,694,905

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Net investment income (loss)	$—	$—	$—	$—
Net realized and unrealized gain (loss)	1.29	(5.11)	4.63	(1.89)

Net increase (decrease) in unit value	1.29	(5.11)	4.63	(1.89)
Net asset value at beginning of period	96.05	85.93	92.71	82.71

Net asset value at end of period	$97.34	$80.82	$97.34	$80.82

Ratios/Supplemental Data:
Portfolio turnover(a)*	2%	3%	4%	4%
Total return*	1.34%	(5.95)%	4.99%	(2.29)%
Net assets at end of period (in thousands)	$262,319	$253,195	$262,319	$253,195

(a)	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity Fund.
*	Not annualized for periods less than one year.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Assets
Investments, at value (cost $2,181,501,481 and $2,220,636,968, respectively)	$2,445,069,572	$2,472,474,568
Northern Trust Global Investments—Government Short Term Investment Fund, at value (cost $109,669,845 and $117,393,773, respectively)	109,669,845	117,393,773
Investments in collective investment funds, at value (cost $382,928,696 and $465,484,499, respectively)	454,663,791	552,921,938
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $24,637,939 and $24,847,816 and units of 24,637,940 and 24,847,816, respectively)	24,637,939	24,847,816
SSgA collective investment funds (cost $978,906,355 and $893,834,323 and units of 70,851,911 and 67,110,058, respectively)	1,128,788,850	1,007,928,764
Foreign currency, at value (cost $999,577 and $869,051, respectively)	1,008,471	899,535
Cash	255,156	1,526
Cash held at broker (restricted $0 and $0, respectively)	8,000	—
Deposit with broker for open swap contracts	30,000	1,010,000
Deposit with broker for investments sold on TBA commitment transactions	960,000	653,000
Receivable for investments sold on TBA commitment transactions	39,611,641	88,944,496
Receivable for investments sold	128,348,339	70,571,654
Receivable for fund units sold	2,829,244	3,854,021
Interest and dividends receivable	4,051,248	3,963,579
Receivable for futures variation margin	50,800	2,800
Unrealized appreciation of forward currency exchange contracts	31,098	80,352
Tax reclaims receivable	496,481	429,227
Swap premiums paid	40,529	47,124
Unrealized appreciation on swap agreements	458,554	388,862
Other assets	386	25

Total assets	4,341,009,944	4,346,413,060

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $37,404,531 and $20,061,562, respectively)	37,201,452	20,012,349
Due to custodian	1,031,632	8,798
Written options, at value (premium received $23,460 and $0 respectively)	19,550	—
Payable for cash collateral received on securities loaned	141,745,183	240,360,334
Payable for investments purchased on TBA commitment transactions	25,053,438	115,200,156
Payable for investments purchased	73,699,291	23,710,121
Payable for fund units redeemed	5,850,469	8,145,931
Swap premiums received	17,847	29,823
Unrealized depreciation on swap agreements	287,446	292,117
Due to broker for open swap contracts	260,000	813,000
Due to broker for investments purchased on TBA commitment transactions	936,250	936,250
Payable for futures variation margin	102,288	—
Unrealized depreciation of forward currency exchange contracts	275,199	739,119
Investment advisory fee payable	609,138	473,767
Retirement Date Fund management fee payable	204,794	184,327
ING—program fee payable	1,651,265	1,565,104
Trustee, management and administration fees payable	288,967	279,890
ABA Retirement Funds—program fee payable	229,077	221,041
Payable for legal and audit services	351,371	324,203

American Bar Association Members/ Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	June 30, 2011 Unaudited	December 31, 2010
Payable for compliance consultant fees	395,404	181,227
Payable for Registration fees	—	170,967
Payable for reports to unitholders	—	123,981
Other accruals	478,669	312,482

Total liabilities	290,688,730	414,084,987

Net Assets at fair value	4,050,321,214	3,932,328,073

Adjustment from fair value to contract value for fully benefit responsive contracts	(23,552,691)	(13,631,391)

Net Assets	$4,026,768,523	$3,918,696,682

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Combined Statement of Operations

Unaudited

	For the period April 1, 2011 to June 30, 2011	For the period April 1, 2010 to June 30, 2010	For the period January 1, 2011 to June 30, 2011	For the period January 1, 2010 to June 30, 2010
Investment income
Dividends	$11,532,732	$10,418,536	$21,551,570	$21,571,741
Interest	2,661,465	3,505,556	5,673,338	7,487,247
Interest—affiliated issuers	61,227	—	145,152	—
Securities lending income, net	165,533	137,290	290,888	289,211

Total investment income	14,420,957	14,061,382	27,660,948	29,348,199

Expenses
ING—program fee	4,973,965	4,490,514	9,802,043	8,871,122
Trustee, management and administration fees	875,308	843,186	1,717,693	1,683,013
Retirement Date Fund management fee	109,845	87,372	219,694	170,479
Investment advisory fee	1,844,538	1,396,942	3,645,601	2,776,792
ABA Retirement Funds—program fee	694,170	636,168	1,360,847	1,260,884
Legal and audit fees	296,652	365,660	590,065	735,935
Compliance consultant fees	155,825	269,949	309,933	543,308
Reports to unitholders	25,063	202,461	49,815	407,478
Registration fees	206,931	40,492	411,588	81,495
Other fees	39,327	149,738	78,349	301,295

Total expenses	9,221,624	8,482,482	18,185,628	16,831,801

Net investment income (loss)	5,199,333	5,578,900	9,475,320	12,516,398

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	61,735,509	32,936,283	116,695,598	120,327,334
Foreign currency transactions	(590,076)	(1,213,621)	(918,653)	(428,167)
Futures contracts	272,513	1,261,641	282,665	2,241,768
Swap contracts	—	70,523	—	195,107

Net realized gain (loss)	61,417,946	33,054,826	116,059,610	122,336,042

Change in net unrealized appreciation (depreciation) on:
Investments	(42,588,638)	(251,624,725)	38,349,599	(221,568,797)
Foreign currency transactions	488,787	598,598	394,226	768,510
Futures contracts	209,854	(106,658)	435,771	598,458
Written options	(2,012)	—	3,910	—
Swap contracts	26,391	478,351	80,634	359,492

Change in net unrealized appreciation (depreciation)	(41,865,618)	(250,654,434)	39,264,140	(219,842,337)

Net realized and unrealized gain (loss)	19,552,328	(217,599,608)	155,323,750	(97,506,295)

Net increase (decrease) in net assets resulting from operations	$24,751,661	$(212,020,708)	$164,799,070	$(84,989,897)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

Combined Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2011
From operations
Net investment income (loss)	$9,475,320
Net realized gain (loss)	116,059,610
Change in net unrealized appreciation (depreciation)	39,264,140

Net increase (decrease) in net assets resulting from operations	164,799,070

From unitholder transactions
Proceeds from units issued	461,083,261
Cost of units redeemed	(517,810,490)

Net increase (decrease) in net assets from unitholder transactions	(56,727,229)

Net increase (decrease) in net assets	108,071,841

Net Assets
Beginning of period	3,918,696,682

End of period	$4,026,768,523

Number of units
Outstanding-beginning of period	177,107,601
Issued	20,146,912
Redeemed	(22,707,606)

Outstanding-end of period	174,546,907

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

Northern Trust Investments delegated to Northern Trust the responsibility to provide certain services to the Collective Trust on behalf of Northern Trust Investments. In addition, Northern Trust is the primary custodian and, based on instructions from ING Institutional Plan Services, LLC, a Delaware limited liability company (“ING Services”), effects investment and transfer transactions and distributes all benefits provided by the plans to the participants or, in the case of some individually designed plans, to the respective trustees of such plans. ING Services or an affiliate thereof provides recordkeeping, communication, marketing and administration services to the ABA Retirement Funds Program (the “Program”). ING Services is responsible for the maintenance of individual account records or accrued benefit information for participants whose employers choose to have the Program’s administrator maintain those account records. ING Services also provides certain account and investment information to employers and participants, manages the receipt of all plan contributions, forwards investment and transaction instructions to the appropriate parties and forwards instructions relating to distribution of benefits provided by the plans.

The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the Program. The Collective Trust offers twenty separate collective investment funds, comprised of five Managed Funds, six Index Funds, the Real Asset Return Fund, five Retirement Date Funds and three Target Risk Funds (collectively, the “Funds”). The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

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

Index Funds

Bond Index Fund—replication of the total return of the U.S. investment-grade bond market represented by the Barclays Capital U.S. Aggregate Bond Index, after taking into account Fund expenses. As of June 30, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index. This underlying fund’s annual financial statements are available upon request.

Large Cap Index Equity Fund—replication of the total return of the S&P 500®, after taking into account Fund expenses. As of June 30, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®. This underlying fund’s annual financial statements are available upon request.

All Cap Index Equity Fund—replication of the total return of the Russell 3000® Index, after taking into account Fund expenses. As of June 30, 2011, 100% of the Fund’s net assets were invested in the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, which is a separate collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index. This underlying fund’s annual financial statements are available upon request.

Mid Cap Index Equity Fund—replication of the total return of the S&P MidCap 400®, after taking into account Fund expenses. As of June 30, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®. This underlying fund’s annual financial statements are available upon request.

Small Cap Index Equity Fund—replication of the total return of the Russell 2000® Index, after taking into account Fund expenses. As of June 30, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index. This underlying fund’s annual financial statements are available upon request.

International Index Equity Fund—replication of the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index, after taking into account Fund expenses. As of June 30, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index. This underlying fund’s annual financial statements are available upon request.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

The Retirement Date Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. As of June 30, 2011, each of the Funds invested 100% of its assets in separate State Street Bank collective investment funds listed below.

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

The Conservative Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA International Index Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A and Northern Trust Global Investments Collective Short Term Investment Fund. The Conservative Risk Fund is the most conservative strategy among the Target Risk Funds. The Conservative Risk Fund is designed for investors who prefer lower volatility of returns and higher expected income.

The Moderate Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, and Northern Trust Global Investments Collective Short Term

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Investment Fund. The Moderate Risk Fund is designed for investors who seek a combination of capital appreciation and income. This Fund is expected to have higher volatility of returns than the Conservative Risk Fund but lower volatility than the Aggressive Risk Fund.

The Aggressive Risk Fund invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, and SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A. The Aggressive Risk Fund is designed for investors who want to maximize growth and capital appreciation. This Fund is expected to have the highest volatility of returns among the Target Risk Funds.

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of June 30, 2011, 40.4% and 59.6% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

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

Basis of Presentation

Pursuant to rules and regulations of the SEC, combined financial statements are presented for the Collective Trust as a whole, as the SEC registrant, and also for each Fund and the Balanced Fund individually. The Collective Trust’s Declaration of Trust provides that any creditor of, or other person having any claim of any type against, a Fund (including the Balanced Fund), may look only to the assets of such Fund for payment of obligations of such Fund, and that every contract, instrument, certificate or undertaking of or on behalf of any Fund shall be conclusively deemed to have been executed only by or for that Fund and no Fund shall be answerable for any obligation assumed or liability incurred by any other Fund. Accordingly, the assets of each Fund comprising the Collective Trust include only those funds and other assets that are paid to, held by or distributed to the Collective Trust on account of and for the benefit of that Fund, including, without limitation, funds delivered to the Collective Trust for the purchase of Units in that Fund.

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

•	Level 1 - unadjusted quoted prices in active markets for identical securities.

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

When Northern Trust determines that the closing market price on the primary exchange where the security is traded is not readily available or no longer accurately reflects the value of the security at the time of calculation of the Fund’s or Balanced Fund’s net asset value, Northern Trust Investments endeavors to value the security at the amount the owner might reasonably expect to receive upon the security’s current sale. In so doing, the Trustee considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events. These investments are typically classified as Level 2 or 3 depending upon the priority of the significant inputs.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

Spot and forward foreign currency exchange contracts are generally valued using an independent pricing service. These investments are categorized as Level 2.

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

There have been no significant transfers in and out of Level 1 and Level 2 fair value measurements for any of the Funds and the Balanced Fund for the six-month period ended June 30, 2011.

The following is a summary of the valuation of the Funds’ and the Balanced Fund’s assets and liabilities, as well as a reconciliation of Level 3 assets for which significant unobservable inputs were used in determining value as of June 30, 2011:

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Investments in securities	$—	$880,650,777	$—	$880,650,777
Short-Term Investments	$—	$109,669,845	$—	$109,669,845

Total	$—	$990,320,622	$—	$990,320,622

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$1,995,398	$—	$1,995,398
U.S. Government & Agency Obligations	—	231,468,943	—	231,468,943
Foreign Government Obligations	—	9,324,817	—	9,324,817
Municipals	—	530,995	—	530,995
Corporate Bonds	—	81,436,099	4,370,000	85,806,099
Bank Loans	—	5,827,726	—	5,827,726
Convertible Preferred Stock	1,590,000	—	—	1,590,000
ABA Members Collateral Fund	—	34,069,032	—	34,069,032
Derivatives*	574,173	489,463	—	1,063,636

Total	$2,164,173	$365,142,473	$4,370,000	$371,676,646

Liabilities
Fixed Income
U.S. Government & Agency Obligations	$—	$(37,201,452)	$—	$(37,201,452)
Written Options	(19,550)			(19,550)
Derivatives*	(136,677)	(562,064)	—	(698,741)

Total	$(156,227)	$(37,763,516)	$—	$(37,919,743)

Bond Core Plus Fund Level 3 Roll Forward	Corporate Bonds
Balance as of January 1, 2011	$4,104,000
Accrued discounts/premiums	—
Realized gain (loss)	—
Unrealized gain (loss)	266,000
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers (out) of Level 3	—

Balance as of June 30, 2011	$4,370,000

The amount of change in unrealized gain (loss) on investments held by the Bond Core Plus Fund in Level 3 securities still held at June 30, 2011 was $(38,000), which is included in the statement of operations as part of the net change in unrealized gain (loss) on investments.

Large Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Consumer Discretionary	$103,679,474	$—	$—	$103,679,474
Consumer Staples	69,569,208	—	—	69,569,208
Energy	88,392,908	—	—	88,392,908
Financial	76,250,352	—	—	76,250,352
Health Care	128,592,893	—	—	128,592,893
Industrial	83,074,739	—	—	83,074,739
Information Technology	145,047,696	—	—	145,047,696
Material	27,549,126	—	—	27,549,126
Telecommunication Services	24,117,967	—	—	24,117,967
Utilities	22,785,475	—	—	22,785,475
Investment Funds	—	31,307,735	—	31,307,735

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Large Cap Equity Fund **	Level 1	Level 2	Level 3	Total
ABA Members Collateral Fund	—	34,075,828	—	34,075,828
Short-Term Investments	—	12,301,884	—	12,301,884

Total	$769,059,838	$77,685,447	$—	$846,745,285

Small-Mid Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Consumer Discretionary	$39,783,058	$—	$—	$39,783,058
Consumer Staples	10,795,796	—	—	10,795,796
Energy	24,413,980	—	—	24,413,980
Financial	59,394,693	—	14,828	59,409,521
Health Care	35,921,245	—	—	35,921,245
Industrial	42,479,797	—	—	42,479,797
Information Technology	51,198,968	—	—	51,198,968
Material	18,422,032	—	—	18,422,032
Telecommunication Service	2,016,843	—	—	2,016,843
Utilities	11,517,594	—	—	11,517,594
Investment Funds	—	13,491,940	—	13,491,940
ABA Members Collateral Fund	—	65,726,642	—	65,726,642
Short-Term Investments	—	6,321,846	—	6,321,846

Total	$295,944,006	$85,540,428	$14,828	$381,499,262

Small-Mid Cap Equity Fund Level 3 Roll Forward	Common Stock and/or Other Equity Investments
Balance as of January 1, 2011	$14,828
Accrued discounts/premiums	—
Realized gain (loss)	—
Unrealized appreciation (depreciation)	—
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers (out) of Level 3	—

Balance as of June 30, 2011	$14,828

The amount of change in unrealized gain (loss) on investments held by the Small-Mid Cap Equity Fund in Level 3 securities at June 30, 2011 was $0, which is included in the statement of operations as part of the net change in unrealized gain (loss) on investments.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$4,025,376	$—	$4,025,376
Austria	—	813,497	—	813,497
Belgium	319,055	2,466,371	—	2,785,426
Brazil	1,863,640	—	—	1,863,640
Canada	2,681,509	—	—	2,681,509
China	224,400	1,437,484	—	1,661,884
Czech Republic	—	779,204	—	779,204
Denmark	—	200,593	—	200,593
Finland	—	854,010	—	854,010
France	—	12,813,237	—	12,813,237
Germany	440,096	13,313,455	—	13,753,551
Greece	—	2,358,965	—	2,358,965
Hong Kong	—	5,873,067	—	5,873,067
Ireland	1,129,541	1,182,073	—	2,311,614
Israel	392,265	404,917	—	797,182
Italy	—	2,810,832	—	2,810,832
Japan	297,800	25,799,260	—	26,097,060
Luxembourg	—	478,832	—	478,832
Malaysia	—	590,452	—	590,452
Mexico	808,528	—	—	808,528
Netherlands	227,616	6,845,227	—	7,072,843
Norway	—	1,240,900	—	1,240,900
Papua New Guinea	—	1,405,107	—	1,405,107
Philippines	806,925	—	—	806,925
Poland	—	1,728,840	—	1,728,840
Portugal	—	289,337	—	289,337
Singapore	—	3,503,753	—	3,503,753
South Africa	—	6,076,670	—	6,076,670
South Korea	—	4,421,071	—	4,421,071
Spain	—	2,480,580	—	2,480,580
Sweden	—	3,014,796	—	3,014,796
Switzerland	1,151,245	12,096,369	—	13,247,614
Taiwan	412,492	5,395,927	—	5,808,419
Thailand	—	1,217,775	—	1,217,775
United Kingdom	3,747,095	21,830,017	—	25,577,112
United States	605,944	—	—	605,944
ABA Members Collateral Fund	—	6,489,821	—	6,489,821
Exchange-Traded Fund	7,183,855	—	—	7,183,855

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Short-Term Investments	—	4,064,258	—	4,064,258
Derivatives*	—	189	—	189

Total	$22,292,006	$158,302,262	$—	$180,594,268

Liabilities
Derivatives*	$—	$(581)	$—	$(581)

Total	$—	$(581)	$—	$(581)

*	Derivatives include unrealized appreciation/depreciation on open futures contracts, foreign forward currency contracts and interest rate swap contracts.
**	For Level 2 investments, all applicable Funds (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) value their direct and indirect investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost based values used by the ABA Members Collateral Fund for daily transactions. See Note 6. Securities Lending for further information about the ABA Members Collateral Fund.

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$64,538,155	$—	$64,538,155

Total	$—	$64,538,155	$—	$64,538,155

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$65,136,406	$—	$65,136,406

Total	$—	$65,136,406	$—	$65,136,406

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$302,086,396	$—	$302,086,396

Total	$—	$302,086,396	$—	$302,086,396

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$63,892,537	$—	$63,892,537

Total	$—	$63,892,537	$—	$63,892,537

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$36,888,231	$—	$36,888,231

Total	$—	$36,888,231	$—	$36,888,231

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$55,802,840	$—	$55,802,840

Total	$—	$55,802,840	$—	$55,802,840

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$20,744,478	$—	$20,744,478

Total	$—	$20,744,478	$—	$20,744,478

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$36,483,716	$—	$36,483,716

Total	$—	$36,483,716	$—	$36,483,716

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$66,788,938	$—	$66,788,938

Total	$—	$66,788,938	$—	$66,788,938

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$150,401,557	$—	$150,401,557

Total	$—	$150,401,557	$—	$150,401,557

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$114,636,252	$—	$114,636,252

Total	$—	$114,636,252	$—	$114,636,252

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$74,823,265	$—	$74,823,265

Total	$—	$74,823,265	$—	$74,823,265

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$18,057,218	$—	$18,057,218
Short-Term Investments	—	951,477	—	951,477

Total	$—	$19,008,695	$—	$19,008,695

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$42,637,378	$—	$42,637,378
Short-Term Investments	—	998,429	—	998,429

Total	$—	$43,635,807	$—	$43,635,807

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$15,871,483	$—	$15,871,483

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Short-Term Investments	—	45	—	45

Total	$—	$15,871,528	$—	$15,871,528

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$262,318,938	$—	$262,318,938

Total	$—	$262,318,938	$—	$262,318,938

B. Stable Asset Return Fund (“SARF”)

The Trustee restructured the SARF on December 8, 2010. In connection therewith, effective December 8, 2010, the Trustee entered into Investment Advisor Agreements with Galliard Capital Management, Inc. (“Galliard”), Jennison Associates LLC (“Jennison”) and Pacific Investment Management Company, LLC (“PIMCO”), pursuant to which Galliard, Jennison and PIMCO, respectively, will provide investment advisory services with respect to portions of the Stable Asset Return Fund. In addition, Galliard is responsible for making recommendations regarding the appointment and retention of investment advisors for the portions of the Stable Asset Return Fund for which it does not serve as an investment advisor. As of June 30, 2011, approximately 56%, 17% and 16% of the assets of the Stable Asset Return Fund were allocated to Galliard, Jennison and PIMCO, respectively. In addition, as of June 30, 2011, approximately 12% of the assets of the Fund were allocated to the NTGI Collective Government Short-Term Investment Fund, which provides a “liquidity buffer” for the Stable Asset Return Fund.

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

Prior to December 8, 2010, the SARF invested in Stable Asset Fund Trust (“SAFT”), a collective fund whose investments include insurance company, bank and financial institution investment contracts, high quality short-term fixed income securities and investments in STIF and the State Street Bank Mortgage Backed Securities Non-Lending Fund. SAFT had entered into a global fully benefit responsive investment contract with four different financial institutions which are so called “SGICs”, “Security-Backed Contracts” or “Wrap Contracts” as described below. On a daily basis, the SARF accrued dividend income based on the income credited by SAFT. The SARF did not distribute income and any increase to net assets was reflected by an increase in the unit value. Each month the dividend income earned by the SARF was reinvested into SAFT. At the time of the sale of SAFT, investments and cash were delivered in-kind to the Stable Asset Return Fund. No gain/loss was realized on the transaction.

The SARF invests in SGICs, which are fully benefit responsive book value contracts with underlying fixed income securities. The SARF has entered into such investment contracts with four different financial institutions which allow participants to transact at contract value (principal plus accrued interest) without experiencing the price fluctuations of the underlying fixed income securities. SGICs are offered only to qualified employer-sponsored defined contribution plans that allow the net assets of the SARF to be reported at contract value. The minimum quality for SGIC issuers is A3/A- and all fixed income securities must be rated investment grade (BBB-/Baa3 or better) at the time of purchase. The Statement of Assets and Liabilities presents the fair value of the investment contracts held with a separate adjustment to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis.

The SGICs that the SARF has invested in “wrap” specific fixed income investments owned by the SARF and amortizes the realized and unrealized gains or losses on those investments over the Fund’s duration via the Fund’s crediting rate (which is the rate earned by participants in the SARF on the reference investments). As long as the requirements of the SGICs are satisfied, the issuer provides assurance that the adjustments to the interest

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

crediting rate do not result in a future interest crediting rate that is less than zero. An interest crediting rate less than zero would result in a loss of principal or accrued interest.

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

CV = contract value

D = weighted average duration of the underlying portfolio

Y = annualized weighted average yield to maturity of the underlying portfolio

F = wrap contract and investment advisory fees

The investment advisory fee for the SARF, which is included as part of the crediting rate, is disclosed for financial reporting purposes and is shown as “Investment advisory fee” in the accompanying Statement of Operations in the amount of $636,993 for the six-month period ended June 30, 2011.

Because changes in market interest rates affect the yield to maturity and the market value of the underlying investments, they can have a material impact on the wrap contract’s interest crediting rate. In addition, participant withdrawals and transfers from the SARF are paid at contract value but funded through the market value liquidation of the underlying investments, which may also impact the interest crediting rate. Gains and losses in the market value of the underlying investments relative to the wrap contract value are included in Adjustment from Fair Value to Contract Value on the SARF’s Statement of Assets and Liabilities. If the Adjustment from Fair Value to Contract Value is positive for a given contract, this indicates that the wrap contract value is greater than the market value of the underlying investments. To the extent that the underlying portfolio of a security-backed contract has unrealized and/or realized losses, a positive adjustment is made to the adjustment from fair value to contract value under contract value accounting. As a result, the future crediting rate may be lower over time than the then-current market rates. Similarly, if the underlying portfolio generates unrealized and/or realized gains, a negative adjustment is made to the adjustment from fair value to contract value, and the future crediting rate may be higher than the then-current market rates.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Only an event initiated by the Trustee at the level of the Collective Trust, such as termination of the SARF, would have the potential to limit the ability of the SARF to transact at contract value with plan participants. As of June 30, 2011, the occurrence of an event that would limit the ability of the SARF to transact at contract value with the participants was not probable.

ii. Termination Events by the Issuer

Investment contracts generally impose conditions on both SARF and the issuer. Assuming conditions are met and neither the SARF nor the issuer is in default, the SARF can buy and sell covered investments and process withdrawals through the sale of covered investments in accordance with the SARF’s liquidity hierarchy.

If an event of default, within the meaning of a SGIC, occurs and is not cured, the non-defaulting party may terminate the contract. The following (among other events) may cause the SARF to be in default: a breach of material obligation under the contract; a material misrepresentation; a material amendment to the trust agreement, in the administration of the trust or in the investment of fund assets without consent from the issuer; and an uncured violation of the SARF’s Investment Guidelines.

The issuer may be in default if it breaches a material obligation under the SGIC; makes a material misrepresentation; has a decline in its long-term credit rating below a threshold set forth in the contract; or is acquired or reorganized and the successor issuer does not satisfy the investment or credit guidelines applicable to issuers. If, in the event of default of an issuer, the SARF were unable to obtain a replacement SGIC, withdrawing plans may experience losses if the value of the SARF’s assets no longer covered by the contract is below contract value. The SARF may seek to add additional SGIC issuers over time to diversify the SARF’s exposure to such risk, but there is no assurance that the SARF will be able to do so. The combination of the default of a SGIC issuer and an inability to obtain a replacement agreement and/or an agreed upon plan with the issuer to converge fair value and contract value (in the event fair value is less than contract value) could render the SARF unable to achieve its objective of maintaining a stable contract value.

The terms of a SGIC generally provide for settlement of payments only upon termination of the contract or total liquidation of the covered investments. Contract termination occurs whenever the contract value or market value of the covered investments reaches zero or upon certain events of default. If the contract terminates due to issuer default (other than a default occurring because of a decline in its rating), the issuer will generally be required to pay to the SARF the excess, if any, of contract value over market value on the date of termination. If a SGIC terminates due to a decline in the ratings of the issuer, the issuer may be required to pay to the SARF the cost of acquiring a replacement contract (i.e. replacement cost) within the meaning of the contract. If the contract terminates when the market value equals zero, the issuer must pay to the SARF the excess of contract value over market value to the extent necessary for the SARF to satisfy outstanding contract value withdrawal requests. Contract termination also may occur by either party upon election and notice.

iii. Adjustments to Contract Value

At June 30, 2011, all SGICs held by the SARF were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the SARF’s fully benefit-responsive investment contracts during the six-month period ended June 30, 2011 is reflected below:

	June 30, 2011	December 31, 2010	Change
Investments (at fair value)	$880,650,777	$871,972,224	$8,678,553
Investments (at contract value)	857,098,086	858,340,833	(1,242,747)
Adjustment to fair value	(23,552,691)	(13,631,391)	(9,921,300)

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analyses disclosures. These are estimates calculated based on the current Crediting Rate, are not intended to serve as a projection or guarantee of future rates

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

of return to be earned by the SARF and make an assumption that there is no change in the duration of the underlying investment portfolio.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2011	1.71%
September 30, 2011		2.14%	2.23%	2.40%	2.47%
December 31, 2011		2.00%	2.12%	2.36%	2.47%
March 31, 2012		1.88%	2.03%	2.32%	2.47%
June 30, 2012		1.76%	1.94%	2.29%	2.46%

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2011	1.71%
September 30, 2011		2.22%	2.31%	2.48%	2.56%
December 31, 2011		2.08%	2.20%	2.43%	2.55%
March 31, 2012		1.94%	2.10%	2.39%	2.54%
June 30, 2012		1.83%	2.01%	2.36%	2.53%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the Collective Trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	1.55%
Based on interest rate credited to participants (2)	1.70%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on June 30, 2011 by the fair value of investments on June 30, 2011.
(2)	Computed by dividing the annualized one-day earnings credited to participants on June 30, 2011 by the fair value of investments on June 30, 2011.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. For the open tax years as of December 31, 2010, management determined that no uncertainties would have a material impact on the Collective Trust’s financial statements. Authoritative accounting guidance establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken in any tax jurisdiction. However, management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

At June 30, 2011, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number of Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar	479	$119,247,050	December 2011	$347,800
90 Day Eurodollar	213	51,242,475	September 2015	(90,883)
90 Day Eurodollar	107	25,795,025	June 2015	(45,794)
90 Day Eurodollar	82	20,014,150	March 2012	135,095
90 Day Eurodollar	79	19,654,213	March 2012	91,213
5 Year Eurodollar	4	466,320	September 2011	65

				$437,496

For the six-month period ended June 30, 2011, the Bond Core Plus Fund had an average notional exposure of $35,302,266 related to futures contracts.

The Funds and the Balanced Fund through their investments in other collective funds may have exposure indirectly to this type of derivative instrument.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

As of June 30, 2011, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Morgan Stanley & Co., Inc.	Brazilian Real	393,075	$231,003	7/5/2011	$20,532
Purchase	UBS AG	Brazilian Real	255,315	155,433	8/2/2011	6,784
Purchase	Morgan Stanley & Co., Inc.	Brazilian Real	137,760	83,607	9/2/2011	3,414
Purchase	JPMorgan Chase Bank, N.A.	Euro	708,000	1,032,395	7/18/2011	(6,215)
Purchase	JPMorgan Chase Bank, N.A.	Euro	906,000	1,319,970	7/18/2011	(6,807)
Purchase	Morgan Stanley & Co., Inc.	Mexican Peso	45,147	3,692	7/7/2011	162
Purchase	Morgan Stanley & Co., Inc.	Mexican Peso	45,147	3,788	11/18/2011	17
Sale	Bank of America, N.A.	Australian Dollar	8,794,000	9,162,469	7/29/2011	(233,807)
Sale	UBS AG	Brazilian Real	255,315	156,252	7/5/2011	(7,129)
Sale	Morgan Stanley & Co., Inc.	Brazilian Real	137,760	84,645	7/5/2011	(3,510)
Sale	UBS AG	Brazilian Real	255,315	157,933	8/2/2011	(4,285)
Sale	JPMorgan Chase Bank, N.A.	Euro	1,949,000	2,812,232	7/18/2011	(12,662)
Sale	JPMorgan Chase Bank, N.A.	Euro	5,000	7,059	7/18/2011	(188)
Sale	Morgan Stanley & Co., Inc.	Mexican Peso	45,147	3,838	7/7/2011	(15)

						$(243,709)

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

As of June 30, 2011, the International All Cap Equity Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	UBS AG	British Pound	8,140	$13,027	7/1/2011	$38
Purchase	UBS AG	British Pound	13,804	22,120	7/4/2011	34
Purchase	Brown Brothers Harriman	Norwegian Krone	623,357	115,823	7/5/2011	(324)
Sale	UBS AG	Japanese Yen	1,056,197	13,027	7/1/2011	(93)
Sale	UBS AG	Japanese Yen	1,793,927	22,120	7/4/2011	(164)
Sale	CSFB Global Foreign Exchange London	Japanese Yen	279,000	3,467	7/5/2011	1
Sale	Hong Kong Bank Kuala Lumpur	Malaysian Ringgit	21,648	7,175	7/1/2011	6
Sale	Hong Kong Bank Kuala Lumpur	Malaysian Ringgit	59,697	19,823	7/5/2011	61
Sale	Hong Kong Bank Kuala Lumpur	Malaysian Ringgit	8,477	2,805	7/5/2011	9
Sale	Hong Kong Shanghai Bank Seoul	South Korean Won	25,168,987	23,613	7/5/2011	40

						$(392)

For the six-month period ended June 30, 2011, the Bond Core Plus Fund and International All Cap Equity Fund had an average notional exposure of $10,725,651 and $31,682,266, respectively, related to forward foreign currency contracts.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

As of June 30, 2011, the Bond Core Plus Fund held the following interest rate swap contracts:

			Rate Type
Notional Amount	Swap Counterparty (a)	Termination Date	Floating Rate (b)	Fixed Rate	Market Value	Premiums Paid/ (received)	Unrealized Appreciation/ (Depreciation)
3,908,759 BRL	Morgan Stanley Capital Services Inc.	01/02/2012	CDI-BRL	10.115%	$(230,981)	$(8,998)	$(221,983)
2,547,544 BRL	UBS Ag	01/02/2012	CDI-BRL	10.575%	(70,371)	(4,908)	(65,463)
621,657 BRL	UBS Ag	01/02/2012	CDI-BRL	11.020%	7,204	—	7,204
13,254,914 BRL	Merrill Lynch Capital Services, Inc.	01/02/2014	CDI-BRL	11.860%	129,243	26,082	103,161
6,233,423 BRL	Barclays Bank PLC	01/02/2014	CDI-BRL	11.990%	23,850	2,333	21,517
4,605,045 BRL	Morgan Stanley Capital Services Inc.	01/02/2013	CDI-BRL	12.590%	78,991	5,808	73,183
15,910,274 BRL	Credit Suisse First Boston International	01/02/2013	CDI-BRL	12.480%	229,342	(3,169)	232,511
1,455,962 BRL	Barclays Bank PLC	01/02/2013	CDI-BRL	11.910%	9,398	6,306	3,092
22,800,000 MXN	Morgan Stanley Capital Services Inc.	03/05/2013	CDI-MXN	6.500%	17,114	(772)	17,886

					$193,790	$22,682	$171,108

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI – BRL is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(c)	CDI – MXN is the interbank lending rate of Mexico as published by the Central Bank of Mexico.

For the six-month period ended June 30, 2011, the Bond Core Plus Fund had an average notional exposure of $4,066,667 related to interest rate swap contracts.

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

As of June 30, 2011, the Bond Core Plus Fund held the following written option contracts:

Written Put Option Contracts	Number of Contracts	Premium
Outstanding , beginning of Year	—	$—
Options Written	23	23,460
Options Exercised	—	—
Options Expired	—	—
Options Closed	—	—

Outstanding, period end	23	23,460

For the six-month period ended June 30, 2011, the Bond Core Plus Fund had an average notional exposure of $3,910 related to written option contracts.

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

Swaption contracts are marked-to-market at the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the relevant market rate of interest. Changes in the value of the swaption are reported as unrealized gains or losses. Realized gain or loss is recognized when the swaption contract expires or is closed. When the Fund writes a swaption, the premium received is recorded as a liability and is subsequently adjusted to the current fair value of the swaption written. Premiums received from writing swaptions that expire unexercised are treated by the Fund on the expiration date as realized gains from investments. The difference between the premium and the amount paid on effecting a closing purchase transaction, including brokerage commissions, is also treated as a realized gain, or if the premium is less than the amount paid for the closing purchase, as a realized loss.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

L. Derivative Market and Credit Risk

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

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at June 30, 2011 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statement of Assets and Liabilities.

The Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		June 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$574,173	$—	$574,173
	Forward Contracts (b)	—	30,909	30,909
	Swap Contracts (c)	458,554	—	458,554

	Total Value	$1,032,727	$30,909	$1,063,636

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

		December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$2,538	$—	$2,538
	Forward Contracts (b)	—	80,308	80,308
	Swap Contracts (c)	388,862	—	388,862

	Total Value	$391,400	$80,308	$471,708

Liability Derivatives

		June 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$136,677	$—	$136,677
	Forward Contracts (b)	—	274,618	274,618
	Swap Contracts (c)	287,446	—	287,446
	Options Contracts (d)	19,550		19,550

	Total Value	$443,673	$274,618	$718,291

		December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$813	$—	$813
	Forward Contracts (b)	—	738,989	738,989
	Swap Contracts (c)	292,117	—	292,117

	Total Value	$292,930	$738,989	$1,031,919

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation/Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note 2.H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized appreciation/depreciation of forward currency exchange contracts
(c)	Swap contracts, at value
(d)	Options written, at value

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

		For the six-month period ended June 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$282,665	$—	$282,665
	Forward Contracts (b)	—	(1,023,986)	(1,023,986)
	Swap Contracts (c)	—	—	—

	Total Value	$282,665	$(1,023,986)	$(741,321)

		For the six-month period ended June 30, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$2,241,768	$—	$2,241,768
	Forward Contracts (b)	—	643,517	643,517
	Swap Contracts (c)	195,107	—	195,107

	Total Value	$2,436,875	$643,517	$3,080,392

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

		For the six-month period ended June 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$435,771	$—	$435,771
	Forward Contracts (b)	—	413,143	413,143
	Swap Contracts (c)	80,634	—	80,634
	Written Options (d)	3,910		3,910

	Total Value	$520,315	$413,143	$933,458

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

		For the six-month period ended June 30, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$598,458	$—	$598,458
	Forward Contracts (b)	—	758,219	758,219
	Swap Contracts (c)	359,492	—	359,492

	Total Value	$957,950	$758,219	$1,716,169

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net unrealized appreciation/(depreciation) futures contracts
(b)	Net unrealized appreciation/(depreciation) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
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

3. Investment Advisory, Investment Management and Related Party Transactions

Prior to July 1, 2010, State Street had retained the services of the Investment Advisors listed below to advise it with respect to its investment responsibility and had allocated the assets of certain of the Funds among the Investment Advisors. In connection with the substitution of Northern Trust Investments for State Street as trustee of the Collective Trust effective July 1, 2010, State Street terminated the Investment Advisor Agreements between it and the Investment Advisors. Northern Trust Investments entered into successor Investment Advisor Agreements with such Investment Advisors with the same or better terms as the previous contracts with State Street pursuant to which the Investment Advisors continue to provide investment advice to one or more of the Funds offered as investment options under the Program. As of June 30, 2011, the line-up of Investment Advisors to the Funds is as follows:

Investment Advisor	Fund to which the Investment Advisor Provides Investment Advice
Galliard Capital Management, Inc.	Stable Asset Return Fund
Pacific Investment Management Company, LLC	Stable Asset Return Fund and Bond Core Plus Fund
Columbus Circle Investors	Large Cap Equity Fund
C.S. McKee, L.P.	Large Cap Equity Fund
Delaware Investment Advisers	Large Cap Equity Fund
Jennison Associates LLC	Stable Asset Return Fund and Large Cap Equity Fund
Allianz Global Investors Capital LLC	Small-Mid Cap Equity Fund

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Investment Advisor	Fund to which the Investment Advisor Provides Investment Advice
Denver Investment Advisors LLC	Small-Mid Cap Equity Fund
Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund
LSV Asset Management	Small-Mid Cap Equity Fund and International All Cap Equity Fund
Lombardia Capital Partners, LLC	Small-Mid Cap Equity Fund
Riverbridge Partners LLC	Small-Mid Cap Equity Fund
Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund
TCW Investment Management Company	Small-Mid Cap Equity Fund
Altrinsic Global Advisors LLC	International All Cap Equity Fund
Eagle Global Advisors LLC	International All Cap Equity Fund
First State Investments International Limited	International All Cap Equity Fund
Martin Currie Inc.	International All Cap Equity Fund

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

In addition, effective July 1, 2010, Northern Trust Investments entered into Investment Management Agreements with State Street Bank pursuant to which the assets of certain of the Funds continue, as of and after July 1, 2010, to be invested in collective investment funds maintained by State Street Global Advisors, a division of State Street Bank. The Investment Management Agreement with State Street Bank with respect to the SARF was terminated on December 8, 2010, while the agreement with respect to the Index Funds remains in place.

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees incurred for each Investment Advisor during the three-month and six-month periods ended June 30, 2011 and June 30, 2010 are listed below; the annual asset-based fees range from the highest rate of .65% to the lowest rate of .15% among the various Investment Advisors.

Investment Advisor	Fees for the three-month period ended June 30, 2011	Fees for the six-month period ended June 30, 2011	Fees for the three-month period ended June 30, 2010	Fees for the six-month period ended June 30, 2010
Altrinsic Global Advisors, LLC (International All Cap Equity Fund)	$43,830	$86,828	$41,765	$92,377
C.S. McKee, L.P. (Large Cap Equity Fund)	170,460	340,085	156,622	330,842
Columbus Circle Investors (Large Cap Equity Fund)	169,199	336,775	156,317	277,324
Delaware Investment Advisers (Large Cap Equity Fund)	124,366	247,312	113,450	203,019
Denver Investment Advisors LLC (Small-Mid Cap Equity Fund)	78,987	172,167	66,447	126,563
Eagle Global Advisors LLC (International All Cap Equity Fund)	25,763	50,958	23,883	51,201
First State Investments International Limited (International All Cap Equity Fund)	61,796	121,023	42,706	86,980
Frontier Capital Management Co. LLC (Small-Mid Cap Equity Fund)	34,065	67,674	31,842	62,888

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Investment Advisor	Fees for the three-month period ended June 30, 2011	Fees for the six-month period ended June 30, 2011	Fees for the three-month period ended June 30, 2010	Fees for the six-month period ended June 30, 2010
Galliard Capital Management, Inc. (Stable Asset Return Fund) *	180,773	360,952	—	—
Jennison Associates, LLC (Stable Asset Return Fund) *	43,076	85,679	—	—
Jennison Associates LLC (Large Cap Equity Fund)	103,603	206,020	94,668	208,635
Lombardia Capital Partners, LLC (Small-Mid Cap Equity Fund) **	26,168	26,168	—	—
LSV Asset Management (International All Cap Equity Fund)	43,823	86,723	41,373	75,589
LSV Asset Management (Small-Mid Cap Equity Fund)	57,401	124,696	47,551	91,902
Martin Currie Inc. (International All Cap Equity Fund)	35,326	70,047	33,409	70,515
OFI Institutional Asset Management, Inc. (Small-Mid Cap Equity Fund) ***	—	—	46,259	97,862
Allianz Global Investors Capital LLC (Small-Mid Cap Equity Fund)	37,963	76,236	35,869	70,187
Pacific Investment Management Company LLC (Bond Core Plus Fund)	235,447	453,457	261,843	523,763
Pacific Investment Management Company, LLC (Stable Asset Return Fund) *	96,402	190,362	—	—
Riverbridge Partners (Small-Mid Cap Equity Fund)	42,084	83,336	38,676	77,007
Systematic Financial Management, L.P. (Small-Mid Cap Equity Fund)	56,792	112,850	62,019	122,761
TCW Investment Management Company (Small-Mid Cap Equity Fund)	37,942	75,465	35,213	70,059

	$1,705,266	$3,374,813	$1,329,912	$2,639,474

*	Fee listed is from December 8, 2010, the date on which such Investment Advisor commenced providing investment advice with respect to the Stable Asset Return Fund.
**	Fee listed is from May 10, 2011, the date on which Lombardia Capital Partners, LLC commenced providing investment advice with respect to the Small-Mid Cap Equity Fund.
***	Effective June 17, 2010, the Investment Advisory Agreement between OFI Institutional Asset Management, Inc. and State Street was terminated.

Program Fee

A separate program fee (“Program fee”) is paid to each of the Program recordkeeper and ABA Retirement Funds. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds.

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rate in effect during the six-month period ended June 30, 2011 and during the year ended December 31, 2010:

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Value of Assets	Rate of ABA Retirement Funds Program Fee
First $3 billion	.075%
Next $1 billion	.065%
Next $1 billion	.035%
Next $1 billion	.025%
Over $6 billion	.015%

For the three-month periods ended June 30, 2011 and June 30, 2010 and for the six-month periods ended June 30, 2011 and June 30, 2010, the ABA Retirement Funds received Program fees of $694,170, $636,168, $1,360,847 and $1,260,884, respectively. This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net assets as of the time of calculation thereof.

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

For the three-month periods ended June 30, 2011 and June 30, 2010 and for the six-month periods ended June 30, 2011 and June 30, 2010, the Program fee paid to ING Services was $4,973,965, $4,490,514, $9,802,043 and $8,871,122, respectively.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds as of the last business day of the preceding month. The Funds bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. A service penalty of $50,000 was imposed on ING Services during the six-month period ended June 30, 2011, and is reflected net of the fees stated above.

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

Trust Management, Administration and Custody Fee

A fee was paid to State Street Bank for the six-month period ended June 30, 2010 for its trust management, administration and custody of the assets in the investment options (other than Self-Managed Brokerage Accounts). This trust, management, administration and custody fee was accrued daily and paid monthly at the following annual

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

rates based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month:

Value of Assets	Rate
First $1.0 billion	.202%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the three-month and six-month periods ended June 30, 2010, State Street Bank received trust, management and administration fees of $843,186 and $1,683,013, respectively.

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

For the three-month and six-month periods ended June 30, 2011, Northern Trust received trust, management and administration fees of $875,308 and $1,717,693, respectively.

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

State Street Bank received the following fees paid from the Funds listed below during the three-month and six-month periods ended June 30, 2011 and June 30, 2010:

	Fees for the three-month period ended June 30, 2011	Fees for the six-month period Ended June 30, 2011	Fees for the three-month period ended June 30, 2010	Fees for the six-month period Ended June 30, 2010
Bond Index Fund	$6,110	$12,181	$4,284	$8,174
Large Cap Index Equity Fund	3,050	5,995	1,978	3,774
All Cap Index Equity Fund	27,154	57,513	33,767	66,712
Mid Cap Index Equity Fund	5,509	10,779	3,938	7,290
Small Cap Index Equity Fund	3,456	6,744	2,427	4,452
International Index Equity Fund	15,951	31,100	7,072	13,519
Large Cap Equity Fund	6,664	9,500	8,343	20,907
Small-Mid Cap Equity Fund	2,760	3,744	940	1,632
International All Cap Equity Fund	4,211	6,658	2,052	3,114

	$74,865	$144,214	$64,801	$129,574

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

The Real Asset Return Fund is subject to an annual management fee of .078% of the assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. Prior to July 1, 2010, the Real Asset Return Fund was subject to a management fee of .09% of the total assets invested in the Real Asset Return Fund, payable to State Street Bank. For the three-month periods ended June 30, 2011 and June 30, 2010, and for the six-month periods ended June 30, 2011 and June 30, 2010, State Street Bank received Real Asset Return Fund management fees of $3,779, $1,929, $6,642 and $3,329, respectively.

The Retirement Date Funds are subject to an annual management fee of .10% of the assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended June 30, 2011 and June 30, 2010, and for the six-month periods ended June 30, 2011 and June 30, 2010, State Street Bank received Retirement Date Funds management fees of $109,845, $87,372, $219,694 and $170,479, respectively.

Effective July 1, 2010, the Target Risk Funds are subject to an annual management fees of .042%, .055% and .063% of the assets invested in the Conservative Risk Fund, Moderate Risk Funds and Aggressive Risk Fund, respectively, payable to State Street Bank. The fee is accrued daily and paid monthly. Prior to July 1, 2010, the Target Risk Funds were subject to an annual management fee of .06% of the assets invested in the Target Risk Funds, payable to State Street Bank. For the three-month periods ended June 30, 2011 and June 30, 2010, and for the six-month periods ended June 30, 2011 and June 30, 2010, State Street Bank received Target Risk Fund management fees of $9,714, $5,314, $18,651 and $9,429, respectively.

Investment Advisor Fees –Managed Funds

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

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts totals $600 million or above (as of June 30, 2011, the aggregate value of such assets was $2.3 billion), the Fund pays its Investment Advisor a fee at the following annual rate:

Value of Assets	Rate
First $600 million	.25%
Next $700 million	.20
Over $1300 million	.15

If the aggregate market value of the Fund’s assets and the assets of certain other unaffiliated accounts falls below $600 million, the following fee schedule applies:

Value of Assets	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of June 30, 2011:

Fund	Rate
Large Cap Equity Fund	.285%
Small-Mid Cap Equity Fund	.476
International All Cap Equity Fund	.493

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Northern Trust Investments is paid a fee of .15% of the excess cash in the Managed Funds (Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund, Bond Core Plus Fund and the SARF) that is swept to the STIF for the Managed Funds and to the GSTIF for the SARF. Northern Trust Investments was paid $5,004, $2,059, $1,628, $1,078 and $41,145 for the three-month period ended June 30, 2011, and was paid $9,722, $4,247, $3,072, $2,196 and $82,044 for the six-month period ended June 30, 2011, from the Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund, Bond Core Plus Fund and the SARF, respectively.

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

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the three-month and six-month periods ended June 30, 2011, these expenses totaled $723,798 and $1,439,750, respectively. Fees in the amount of approximately $54,567 for the registration of $470 million of Units with the SEC were paid during 2011 and are an operational cost. These operational costs are allocated to all of the Funds and the Balanced Fund based on net assets.

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

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities and the Funds’ assets invested in collective investment funds, excluding U.S. Government securities and short-term investments were as follows:

	For the six-month period ended June 30, 2011
	Purchases	Sales
Bond Core Plus Fund	$17,180,544	$5,180,547
Large Cap Equity Fund	255,191,709	302,418,482
Small-Mid Cap Equity Fund	199,184,076	216,766,163
International All Cap Equity Fund	37,485,362	41,594,372
Bond Index Fund	10,411,628	3,903,510
Large Cap Index Equity Fund	12,049,165	5,481,175
All Cap Index Equity Fund	6,886,659	16,814,854
Mid Cap Index Equity Fund	19,363,647	3,885,105
Small Cap Index Equity Fund	11,992,330	3,750,943
International Index Equity Fund	11,188,550	1,377,764
Real Asset Return Fund	10,044,712	2,904,645
Lifetime Income Retirement Date Fund	3,764,617	4,321,308
2010 Retirement Date Fund	6,745,497	12,598,641
2020 Retirement Date Fund	17,469,087	9,887,900
2030 Retirement Date Fund	10,861,634	10,484,906
2040 Retirement Date Fund	8,321,279	3,179,951
Conservative Risk Fund	8,820,248	6,813,443

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

	For the six-month period ended June 30, 2011
	Purchases	Sales
Moderate Risk Fund	17,020,161	7,235,503
Aggressive Risk Fund	6,601,985	4,131,085
Balanced Fund	11,976,372	32,645,026

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For six-month period ended June 30, 2011
	Purchases	Sales
Bond Core Plus Fund	$476,889,878	$527,730,252

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

Recent events in both the equity and fixed income markets and in particular the financial sector have resulted in an unusually high degree of volatility in the market, the Funds and the Balanced Fund. Certain sectors of the fixed income markets also experienced an unusually high degree of illiquidity during 2010 which adversely affected the Funds and the Balanced Fund to the extent invested in those sectors during 2010.

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

Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) and the Balanced Fund which indirectly engages in securities lending no longer invest in the State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by the Funds that directly engage in securities lending was reinvested in a newly formed cash collateral pooled fund (the “ABA Members Collateral Fund”) managed by State Street Bank as securities lending agent (“Lending Agent”) and dedicated solely to the Funds that directly engage in securities lending. At the time of its formation, the ABA Members Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D. Thereafter, the overall level of securities loans made by the Funds will have a direct impact on the overall level of cash collateral held in the ABA Members Collateral Fund. For purposes of daily admissions and redemptions, the short-term portfolio instruments in the ABA Members Collateral Fund are currently valued on the basis of amortized cost, as provided for in the Investment Guidelines of the ABA Members Collateral Fund. Participant units in the ABA Members Collateral Fund are issued and redeemed on each business day (“valuation date”). Participant units in the ABA Members Collateral Fund, were, through June 30, 2011, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the ABA Members Collateral Fund, the Lending Agent will notify the Trustee that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the Lending Agent, in its sole discretion and acting in a manner it deems appropriate and fair on behalf of all of the unitholders, may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

During the year ended December 31, 2010, certain Funds (the All Cap Index Equity Fund and the Retirement Date Funds) also invested in collective investment funds which lend a portion of their securities to qualified Borrowers under identical collateral requirements described above. In July 2010, State Street Bank notified clients that, effective August 2010, they were terminating the withdrawal limitations that were put in place in March 2009 relating to the State Street Bank common and collective trust funds that engage in securities lending. The Trustee determined it was in the best interests of the Collective Trust to redeem the remaining balance from the State Street Bank collective lending funds which redemption was completed on September 16, 2010. From and after September 16, 2010, the All Cap Index Equity Fund and the Retirement Date Funds are non-lending funds.

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund or the Balanced Fund lending the securities and State Street Bank in its capacity as lending agent. At June 30, 2011, the Funds’ fair value of securities on loan and investments of collateral value received at amortized cost and fair value for securities loaned was as follows:

		Investments of Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value
Bond Core Plus Fund	$33,725,267	$34,404,928	$34,069,032
Large Cap Equity Fund	33,626,927	34,411,791	34,075,828
Small-Mid Cap Equity Fund	64,761,761	66,374,658	65,726,642
International All Cap Equity Fund	6,259,077	6,553,806	6,489,821

Units of the ABA Members Collateral Fund continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain dollar amount withdrawal limitations would apply to redemptions in connection with discontinuing participation in the securities lending program. At June 30, 2011, the market value of the investments in the ABA Members Collateral Fund, as reported by its trustee, was approximately 99.024% of amortized cost. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions.

7. Participant Ownership

As of June 30, 2011, the following Fund had a participant owning greater than 5% of the outstanding units of such Fund: One participant owned 6.10% of the outstanding units of the 2010 Retirement Date Fund.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarter and Six Month Period Ended June 30, 2011

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

For the quarter ended June 30, 2011, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.25%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.24% for the same period. The 3 Year Constant Maturity Treasury Yield does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses. Further, the 70% Ryan Labs Three Year GIC Index / 30% iMoneyNet MFR Prime Institutional Money Market Fund Average produced an investment record of 0.46% for the period. For the six month period ended June 30, 2011, the Fund experienced a total return, net of expenses, of 0.53%. By comparison, 3 Year Constant Maturity Treasury Yield produced an investment record of 0.53% for the same period while the 70% Ryan Labs Three Year GIC Index / 30% iMoneyNet MFR Prime Institutional Money Market Fund Average produced an investment record of 0.95% for the period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses.

Effective with the reorganization of the Stable Asset Return Fund on December 8, 2010, the benchmark for the Fund is the 3 Year Constant Maturity Treasury Yield. The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield but underperformed the 70% Ryan Labs Three Year GIC Index / 30% iMoneyNet MFR Prime Institutional Money Market Fund Average (the historical benchmark prior to the reorganization of the Fund) for the quarter ended June 30, 2011. The fund’s market to book value ratio increased slightly during the quarter from 101.3% to 102.0%, reflecting strong performance in the underlying fixed income bond portfolios. Positions in government agency mortgage backed securities and the defensive corporate sectors all posted positive excess returns. The credit quality of the underlying bond portfolios remained high with 78% of the securities rated U.S. Treasury/Agency or AAA.

The Stable Asset Return Fund performed in line with the 3 Year Constant Maturity Treasury Yield but underperformed the 70% Ryan Labs Three Year GIC Index / 30% iMoneyNet MFR Prime Institutional Money Market Fund Average for the six month period ended June 30, 2011. During this time, an underweight to Treasurys added value, though the yield moderately fell as interest reinvestment rates remained low. The current crediting rate of 1.7% will increase to approximately 2.0% as of August 1, 2011 based on data available on June 30, 2011. For a further discussion of the Fund’s crediting rate, please see Note 2, “Summary of Significant Accounting Policies—Stable Asset Return Fund (‘SARF’).”

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed income securities.

For the quarter ended June 30, 2011, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 1.67%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 2.29% for the same period. For the six month period ended June 30, 2011, the Fund experienced a total return, net of expenses, of 2.19%, compared to an investment record of 2.72% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund underperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended June 30, 2011. Falling interest rates as well as continued sovereign debt concerns in Greece drove the underperformance.

The Bond Core Plus Fund underperformed the Barclays Capital U.S. Aggregate Bond Index for the six month period ended June 30, 2011. Falling interest rates in the second quarter (reversing the course of the first quarter) as well as continued sovereign debt concerns in Greece drove the underperformance.

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

For the quarter ended June 30, 2011, the Large Cap Equity Fund experienced a total return, net of expenses, of 1.08%. By comparison, the Russell 1000® Index produced an investment record of 0.12% for the same period. For the six month period ended June 30, 2011, the Fund experienced a total return, net of expenses, of 6.84%, compared to an investment record of 6.37% for the benchmark for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the quarter ended June 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 23% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Strong stock selection in the defensive-oriented healthcare sector more than overcame weakness within the industrials sector. In contrast to the first quarter, higher quality and larger capitalization companies which are typically the focus of the investment discipline exhibited stronger relative performance.

For the quarter ended June 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Led by the financials and healthcare sectors, six sectors exhibited strong performance. Despite weakness among the banks and other financials, holdings in American Express were a major contributor, with the stock rising over 15% on shrinking loan losses and increased spending by more affluent consumers.

For the quarter ended June 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by an underweight to financials as well as an overweight and good stock selection in healthcare, which was the best performing sector in the index.

For the quarter ended June 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 20% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Gains were strong in consumer staples, consumer discretionary, and healthcare sectors, while the energy, information technology, industrials, and financials sectors performed poorly. Consumer discretionary positions contributed most to portfolio returns as both security selection and an overweight position in the sector were beneficial.

For the six month period ended June 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 23% as of June 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Poor stock selection within technology and financials sectors and an underweight in energy were most detrimental to performance.

For the six month period ended June 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. An underweight to the poor performing financials sector as well as strong stock selection in the healthcare sector were the primary drivers of outperformance.

For the six month period ended June 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. The primary drivers of performance were an underweight to the poor performing financials sector and positive stock selection in the energy and healthcare sectors.

For the six month period ended June 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 20% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Gains were strongest in the utilities, healthcare, energy, and consumer staples sectors. Security selection and an overweight position in consumer discretionary and information technology were also positive.

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

For the quarter ended June 30, 2011, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of -1.0%. By comparison, the Russell 2500™ Index produced an investment record of -0.59% for the same period. For the six month period ended June 30, 2011, the Fund experienced a total return, net of expenses, of 7.61%, compared to an investment record of 8.06% for the benchmark for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the quarter ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of June 30, 2011) negatively contributed to the performance of the Fund, but outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. While there are several sectors that provided positive results during the quarter, the three most significant contributors were the healthcare, energy and consumer staples sectors. However, consumer cyclicals and utilities were modest detractors.

For the period from on or about May 10, 2011 (the date on which Lombardia Capital Partners, LLC commenced providing investment assistance with respect to the Small Mid-Cap Equity Fund) to June 30, 2011, the portion of the Small Mid-Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 14% as of June 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Good stock selection in five of ten sectors was modestly offset by weak selection in the industrials and health care sectors.

For the quarter ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of June 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Overweights to the industrials and information technology sectors were the leading contributors to underperformance. Additionally, stock selection in materials and processing detracted from relative performance.

For the quarter ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 14% as of June 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. An overweight to information technology as well as an underweight to the utilities sector were the leading drivers of underperformance. A slightly smaller average capitalization size as well as a value bias relative to the Index also detracted from performance.

For the quarter ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 10% as of June 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in technology accounted for the vast majority of the portfolio’s underperformance as many of the winners earlier in the year fell and were sold off in profit-taking and sector rotation. Returns were also curtailed to a lesser extent by security selection in healthcare and an overweight to energy.

For the quarter ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the information technology sector was a lead driver of performance. Additionally, stock selection in, and an overweight to, the healthcare sector helped produce positive returns, while stock selection in the consumer sectors detracted from performance.

For the quarter ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 14% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Outperformance was driven primarily by stock selection, while sector allocation, in aggregate, detracted from results. Stock selection in the consumer discretionary, information technology and industrials sectors added the most value, while the healthcare and consumer staples sectors performed poorly.

For the quarter ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Strong stock selection in both the information technology and consumer staples sectors were the leading drivers of outperformance. Stock selection in retailers and consumer discretionary also added value.

For the six month period ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of June 30, 2011) negatively contributed to the performance of the Fund, but outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. The top contributing sectors in the first six months of the year were consumer staples, basic materials, and interest rate sensitive securities. Within the consumer staples holdings, Tupperware Brands was the key driver in the sector’s outperformance. However, holdings in the technology, utilities, and REIT sectors detracted from performance.

For the period from on or about May 10, 2011 (the date on which Lombardia Capital Partners, LLC commenced providing investment assistance with respect to the Small Mid-Cap Equity Fund) to June 30, 2011, the portion of the Small Mid-Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 14% as of June 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Good stock selection in five of ten sectors was modestly offset by weak selection in the industrials and health care sectors.

For the six month period ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of June 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Performance was hindered most by stock selection within the consumer discretionary sector. While no single stock was down substantially, a number were negatively affected by rising oil prices, which tends to depress consumer spending.

For the six month period ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 14% as of June 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. An overweight to information technology as well as an underweight to the utilities sector were the leading drivers of underperformance. A slightly smaller average capitalization size as well as a value bias relative to the Index also detracted from performance.

For the six month period ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 10% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Security selection in the technology and consumer discretionary sectors contributed positively during this time period. Atheros Communications and Terremark Worldwide were two of the largest contributors to the portfolio for the period as both contracted to be acquired at premiums in the month of January.

For the six month period ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of June 30, 2011) positively contributed to the performance of the Fund, but underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. While stock selection within the information technology sector contributed to the performance of the portfolio, this was offset slightly by the portfolio’s underweight to the energy sector, which benefitted from rising crude oil prices.

For the six month period ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 14% as of June 30, 2011) negatively contributed to the performance of the Fund, but outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Outperformance was driven primarily by stock selection, while sector allocation, in aggregate, detracted from results. Stock selection in the consumer discretionary, information technology and industrials sectors added the most value, while the healthcare and consumer staples sectors performed relatively poorly.

For the six month period ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of June 30, 2011) positively contributed to the performance of the

Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the information technology, consumer staples, energy and healthcare sectors all contributed to strong relative returns.

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

For the quarter ended June 30, 2011, the International All Cap Equity Fund experienced a total return, net of expenses, of 2.13%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record 0.38% for the same period. For the six month period ended June 30, 2011, the Fund experienced a total return, net of expenses, of 5.42%, compared to an investment record of 3.80% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended June 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI Europe, Australasia, Far East (“EAFE”) Value ND Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by an underweight in financials as well as positions in the healthcare and consumer staples sectors.

For the quarter ended June 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 15% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. An overweight to information technology and an underweight to materials were the primary drivers of strong performance. Performance was also enhanced by good stock selection in eight of the ten sectors as well as an underweight to Japan.

For the quarter ended June 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 22% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Stock selection in Taiwan was positive over the quarter, particularly in the technology sector. An overweight in the consumer staples sector and stock selection in the telecom services sector were also positive to relative performance.

For the quarter ended June 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. In general, sector allocation was slightly negative over the period, although stock selection added value. An overweight along with positive stock selection in the healthcare sector also improved relative performance.

For the quarter ended June 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 15% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Outperformance was driven largely by stock selection and, in particular, a bias towards higher quality stocks. From a sector standpoint, consumer discretionary, telecommunications, materials, energy, healthcare and industrials all added value.

For the six month period ended June 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of June 30, 2011) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Holdings in the information technology, industrial, and materials sectors all had a negative impact on relative performance.

For the six month period ended June 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 15% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Stock selection in the financials, energy and industrials sectors all contributed to performance and was positive in seven of ten sectors. Regionally, the portfolio benefited from being underweight to Japan and overweight to Germany and Switzerland during the period.

For the six month period ended June 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 22% as of June 30, 2011) negatively contributed to the performance of the Fund, but outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. An overweight position and strong stock selection in the telecom services sector and stock selection in the financials sector produced positive relative returns over the six month period. Regionally, the portfolio benefited from stock selection in Taiwan.

For the six month period ended June 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. An overweight to the healthcare sector added value, and stock selection was strong in the healthcare, financials, and telecom sectors.

For the six month period ended June 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 15% as of June 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by stock selection, with sector allocation mildly detracting from performance. Stock selection was also particularly strong in the consumer discretionary, healthcare, industrials and energy sectors.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are representative of the domestic investment-grade bond market as included in such Index.

For the quarter ended June 30, 2011, the Bond Index Fund experienced a total return, net of expenses, of 2.02%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 2.29% for the same period. For the six month period ended June 30, 2011, the Fund experienced a total return, net of expenses, of 2.27%, compared to an investment record of 2.72% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the quarter and six month period ended June 30, 2011 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on market capitalization.

For the quarter ended June 30, 2011, the Large Cap Index Equity Fund experienced a total return, net of expenses, of -0.11%. By comparison, the S&P 500 produced an investment record of 0.10% for the same period. For the six month period ended June 30, 2011, the Fund experienced a total return, net of expenses, of 5.64%, compared to an investment record of 6.02% for the benchmark for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the quarter and six month period ended June 30, 2011 was consistent with the S&P 500 after taking expenses into account.

All Cap Index Equity Fund

The All Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Russell 3000® Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization.

For the quarter ended June 30, 2011, the All Cap Index Equity Fund experienced a total return, net of expenses, of -0.19%. By comparison, the Russell 3000 Index produced an investment record of -0.03% for the same period. For the six month period ended June 30, 2011, the Fund experienced a total return, net of expenses, of 5.99%, compared to an investment record of 6.35% for the benchmark for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the quarter and six month period ended June 30, 2011 was consistent with the Russell 3000 Index after taking into account expenses.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and, as of June 30, 2011, represented approximately 7% of the U.S. equity market based on market capitalization.

For the quarter ended June 30, 2011, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of -0.93%. By comparison, the S&P MidCap 400 produced an investment record of -0.73% for the same period. For the six month period ended June 30, 2011, the Fund experienced a total return, net of expenses, of 8.14%, compared to an investment record of 8.56% for the benchmark for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the quarter and six month period ended June 30, 2011 was consistent with the S&P MidCap 400 after taking expenses into account.

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

For the quarter ended June 30, 2011, the Small Cap Index Equity Fund experienced a total return, net of expenses, of -1.79%. By comparison, the Russell 2000 Index produced an investment record of -1.61% for the same period. For the six month period ended June 30, 2011, the Fund experienced a total return, net of expenses, of 5.81%, compared to an investment record of 6.21% for the benchmark for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the quarter and six month period ended June 30, 2011 was consistent with the Russell 2000 Index after taking expenses into account.

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

For the quarter ended June 30, 2011, the International Index Equity Fund experienced a total return, net of expenses, of 0.30%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 0.38% for the same period. For the six month period ended June 30, 2011, the Fund experienced a total return, net of expenses, of 3.46%, compared to an investment record of 3.80% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the quarter and six month period ended June 30, 2011 was consistent with the MSCI ACWI ex-US Index after taking expenses into account.

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

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank and Trust Company, which we refer to as State Street Bank. During the quarter ended June 30, 2011, these funds included the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite investment record of the benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the quarter ended June 30, 2011, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and was weighted based on the Fund’s target allocations to the asset classes to which these underlying benchmarks relate.

For the quarter ended June 30, 2011, the Fund experienced a total return, net of expenses, of 0.99%. By comparison, the composite benchmark produced an investment record of 1.23% for the same period. For the six month period ended June 30, 2011, the Fund experienced a total return, net of expenses, of 4.81%, compared to an investment record of 5.29% for the benchmark for the same period. None of the indices comprising the composite benchmark includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of the Real Asset Return Fund for the quarter and six month period ended June 30, 2011 was consistent with its composite benchmark after taking expenses into account.

Retirement Date Funds

The Retirement Date Funds provide a series of diversified investment funds each of which is designed to correspond to a particular time horizon to retirement. Each Retirement Date Fund has an initial investment strategy representing specific risk and reward characteristics that take into account the remaining time horizon to the most conservative investment mix. The longer the time horizon to the year in which a Retirement Date Fund will reach its most conservative investment mix, the greater is the Retirement Date Fund’s initial risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who are considerably beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 30%). The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants retiring in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide a mix of long-term capital appreciation and stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide mostly long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks for significant growth potential.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2011, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small Cap® Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite investment record of the respective benchmarks for the underlying asset classes to which each Retirement Date Fund allocates its assets from time to time. During the quarter ended June 30, 2011, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital US High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-US IMI Index, the S&P MidCap 400, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the quarter ended June 30, 2011, the Retirement Date Funds experienced a total return, net of expenses, of 1.31% for the Lifetime Income Retirement Date Fund, 1.37% for the 2010 Retirement Date Fund, 0.76% for the 2020 Retirement Date Fund, 0.36% for the 2030 Retirement Date Fund and 0.00% for the 2040 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 1.54%, 1.59%, 0.92%, 0.52% and 0.20%, respectively, for the same period. None of the indices comprising the composite benchmarks includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the quarter ended June 30, 2011 was consistent with its respective composite benchmark after taking into account expenses.

For the six month period ended June 30, 2011, the Retirement Date Funds experienced a total return, net of expenses, of 3.78% for the Lifetime Income Retirement Date Fund, 4.07% for the 2010 Retirement Date Fund, 4.55% for the 2020 Retirement Date Fund,

4.82% for the 2030 Retirement Date Fund and 4.95% for the 2040 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 4.24%, 4.60%, 4.95%, 5.15% and 5.38%, respectively, for the same period. None of the indices comprising the composite benchmarks includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the six month period ended June 30, 2011 was consistent with its respective composite benchmark after taking into account expenses and the effect of participation in securities lending.

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

The Target Risk Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2011, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap® Index Non-Lending Series Fund, the SSgA International Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund.

The composite benchmark for each of the Target Risk Funds is the composite investment record of the respective benchmarks for the underlying asset classes to which each Target Risk Fund allocates its assets. During the quarter ended June 30, 2011, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index, the Russell 3000® Index, the Merrill Lynch 3-Month T-Bill, the MSCI EAFE Index and the MSCI ACWI ex-US Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the quarter ended June 30, 2011, the Target Risk Funds experienced a total return, net of expenses, of 1.88% for the Conservative Risk Fund, 0.90% for the Moderate Risk Fund and 0.18% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of 2.05%, 1.09% and 0.36%, respectively, for the same period. For the six month period ended June 30, 2011, the Target Risk Funds experienced a total return, net of expenses, of 3.84% for the Conservative Risk Fund, 4.25% for the Moderate Risk Fund and 4.85% for the Aggressive Risk Fund, compared to an investment record of 4.23%, 4.69% and 5.22%, respectively, of the respective composite benchmark for the same period. None of the indices comprising the composite benchmarks includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Target Risk Fund for the quarter and the six month period ended June 30, 2011 was consistent with its respective composite benchmark after taking expenses into account.

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

For the quarter ended June 30, 2011, the Balanced Fund experienced a total return, net of expenses, of 1.34%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 1.00% for the same period. For the six month period ended June 30, 2011, the Balanced Fund experienced a total return, net of expenses, of 4.99%, as compared to an investment record of 4.93% for the benchmark for the period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Indices or for fund expenses.

For the quarter ended June 30, 2011, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, outperformed the Russell 1000 Index. For the six month period ended June 30, 2011, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, outperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund for such periods, above, for a description of the performance of the equity segment of the Balanced Fund for such periods.

For the quarter ended June 30, 2011, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, underperformed the Barclays Capital U.S. Aggregate Bond Index. For the six month period ended June 30, 2011, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, underperformed the Barclays Capital U.S. Aggregate Bond Index. Please refer to a discussion of the investment performance of the Bond Core Plus Fund for such periods, above, for a description of the performance of the debt segment of the Balanced Fund for such periods.

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

For the quarter ended June 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 27% as of June 30, 2010) positively contributed to the performance of the Fund, but underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Solid issue selection in the consumer discretionary and healthcare sectors boosted relative returns. However, poor stock selection within the energy sector accounted for a significant portion of the performance shortfall.

For the quarter ended June 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 25% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Outperformance was attributable to a combination of good stock selection and sector allocations. Given the pull-back in the market, the portfolio’s overweight to defensive sectors like healthcare and consumer staples added relative value.

For the quarter ended June 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 18% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Underperformance was primarily attributable to poor stock selection. Stock selection in the consumer discretionary, financial and healthcare sectors had the greatest impact on relative performance of the portfolio.

For the quarter ended June 30, 2010, the performance of the indexed portion of the Large Cap Equity Fund was consistent with the Russell 1000 Index after taking into account expenses and the effect of participation in securities lending. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter and Six Month Period Ended June 30, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

For the period from on or about January 19, 2010 (the date on which Delaware Investment Advisers commenced providing investment assistance with respect to the Large Cap Equity Fund) to June 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 25% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily attributable to stock selection, especially within the healthcare, materials and information technology sectors.

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

For the six month period ended June 30, 2010, the performance of the indexed portion of the Large Cap Equity Fund was consistent with the Russell 1000 Index after taking into account expenses and the effect of participation in securities lending. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter and Six Month Period Ended June 30, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

For the quarter ended June 30, 2010, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of -9.65%. By comparison, the Russell 2500TM Index produced an investment record of -10.00% for the same period. For the six month period ended June 30, 2010, the Fund experienced a total return, net of expenses, of -0.90%, compared to an investment record of -1.70% for the benchmark for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter and Six Month Period Ended June 30, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

For the quarter ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of June 30, 2010) negatively contributed to the performance of the Fund, but outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Driving relative returns was stock selection in the industrials and healthcare sectors. In addition, stock selection was strong in energy, as holdings in land-based resources performed well.

For the quarter ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Within the healthcare, consumer discretionary and consumer staples sectors, favorable stock selection added value. However, strength in those areas was not sufficient to offset shortfall elsewhere. Lackluster stock selection in the technology sector had the biggest negative impact on relative returns.

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

For the quarter ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 10% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Overall stock selection was the largest detractor from relative results while sector allocations had a marginal impact. The portfolio held relatively weaker positions in the financials sector, which provided the largest headwind. Positions in technology and consumer staples also detracted from performance while healthcare positions were additive.

For the quarter ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. The largest contributor to performance was stock selection in the healthcare and financials sectors. The portfolio’s focus on personalized medicine contributed to relative returns as stocks falling under that category helped performance.

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

For the six month period ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Relative returns were hampered by stock selection in the financials sector, as holdings in some asset management firms underperformed. Conversely, stock selection in the energy and healthcare sectors was additive.

For the six month period ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Strong stock selection across most sectors helped drive performance. The leading sector contributors during the period were the healthcare, consumer discretionary and consumer staples sectors.

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

For the six month period ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 10% as of June 30, 2010) negatively contributed to the performance of the Fund, but was in line with the investment record of the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the healthcare and consumer discretionary sectors was particularly strong. Positions within the energy sector produced relatively weaker results.

For the six month period ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of June 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was due to a combination of good stock selection and sector allocations. Stock selection was positive in most sectors, with selections in healthcare, financial and information technology being particularly strong. Additionally, no exposure to the energy sector, which was the worst performing sector in the benchmark, positively contributed to relative results.

For the six month period ended June 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 15% as of June 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Overall stock selection was the largest detractor while sector allocations had a marginal impact. The portfolio held relatively weaker positions in the financials sector, which provided the largest headwind. Positions in the technology sector also detracted from performance while positions in healthcare and consumer discretionary were additive.

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

For the quarter ended June 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 24% as of June 30, 2010) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. The biggest contributor to relative returns was strong stock selection in the materials and healthcare sectors. Regionally, the portfolio benefitted by strong stock selection and a slight overweight in Japan.

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

For the period from on or about January 19, 2010 (the date on which LSV Asset Management commenced providing investment assistance with respect to the International All Cap Equity Fund) to June 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 24% as of June 30, 2010) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Strong holdings in Japan led performance for the period. Stock selection in the financials and healthcare sectors was also additive.

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

The performance of the All Cap Index Equity Fund for the quarter and six month period ended June 30, 2010 was consistent with the Russell 3000 Index after taking into account expenses and the effect of participation in securities lending. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter and Six Month Period Ended June 30, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

The performance of each Retirement Date Fund for the quarter ended June 30, 2010 was consistent with its respective composite benchmark after taking into account expenses, the effect of participation in securities lending and differences in rebalancing frequency in as much as the target asset allocations of each Retirement Date Fund is rebalanced quarterly and its composite benchmark’s component weights remain static. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter and Six Month Period Ended June 30, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

The performance of each Retirement Date Fund for the six month period ended June 30, 2010 was consistent with its respective composite benchmark after taking into account expenses, the effect of participation in securities lending and differences in rebalancing frequency in as much as the target asset allocations of each Retirement Date Fund is rebalanced quarterly and its composite benchmark’s component weights remain static. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter and Six Month Period Ended June 30, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

The composite benchmark for each of the Target Risk Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Target Risk Funds allocates assets. During the quarter ended June 30, 2010, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index, the Russell 3000® Index, the Merrill Lynch 3-Month T-Bill, the MSCI EAFE Index and the MSCI ACWI ex-US Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

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

Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter and Six Month Period Ended June 30, 2010

The per Unit net asset values of the Funds that participate directly or indirectly in the State Street Bank securities lending program as reflected in their financial statements are based on United States generally accepted accounting principles (“GAAP”) and may from time to time differ from the per Unit net asset values calculated for purposes of transactions effected by Participants in their accounts. The difference is driven by differing methods of valuation of securities lending cash collateral funds referred to below as “cash collateral funds.”

The Funds listed in the table below, either directly or indirectly through their investment in other funds and accounts managed by State Street Bank or its affiliates, participated during the periods here under discussion in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” The Funds participating in this program typically receive cash collateral at the time of lending with a value in excess of that of the loaned securities, and collateral is increased or decreased, respectively, as the value of the loaned securities increases or decreases. The cash collateral is invested for the account and risk of the participating funds in the cash collateral funds, which are managed by State Street Bank or its affiliates. For purposes of normal daily transaction activity, these cash collateral funds, as permitted under their governing agreements, value their investments on the basis of amortized cost, rather than current market values, to the extent that an investment is not in default. State Street Bank has informed the

Collective Trust that none of the securities in the cash collateral funds was in default at June 30, 2010 and therefore purchases and redemptions of units in the cash collateral funds continued at that time to be transacted at a value equivalent to $1.00 per unit (100% of principal invested). On June 30, 2010, a voluntary cash contribution was made by State Street Corporation to the Series Quality Trust for SSgA Funds Trust Fund (“Quality Trust”), the cash collateral fund utilized in connection with indirect participation in the State Street Bank securities lending program, to establish a fair market net asset value per unit of Quality Trust of approximately $1.00, resulting in such cash collateral fund having a net asset value of $1.00 per unit on a market basis at June 30, 2010. However, on a market basis at June 30, 2010, the State Street Quality D Short-Term Investment Fund (“Quality D”), the cash collateral fund utilized in connection with direct participation in the State Street Bank securities lending program, had a net asset value of $.989 per unit. These net asset values compared to aggregate values of Quality Trust and Quality D ranging from $.988 to $.991 per unit at March 31, 2010 and $.977 to $.984 per unit at December 31, 2009.

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

Funds that participated directly in the State Street Bank securities lending program:

	2010
	Quarter	Six Month Period
Bond Core Plus Fund	-0.07%	-0.07%
International All Cap Equity Fund	0.00	0.11
Large Cap Equity Fund	0.03	0.12
Small-Mid Cap Equity Fund	0.04	0.44
Balanced Fund	-0.01	0.05

Funds that participated indirectly in the State Street Bank securities lending program:

	2010
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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that its disclosure controls and procedures are effective as of June 30, 2011.

Internal Control Over Financial Reporting: Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer, the Collective Trust evaluated any change in its internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011 and determined that no change in the Collective Trust’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Collective Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2011, the Collective Trust issued an aggregate of approximately $299 million in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

Item 6.	EXHIBITS.

10.6.4	Purchase Order No. 5 to the Program Services Agreement between ING Life Insurance and Annuity Company and the ABA Retirement Funds effective June 28, 2011, included as Exhibit 10.6.4 to Registrant’s Current Report on Form 8-K filed July 1, 2011 and incorporated herein by reference thereto.

10.6.5	Purchase Order No. 6 to the Program Services Agreement between ING Life Insurance and Annuity Company and the ABA Retirement Funds effective June 28, 2011, included as Exhibit 10.6.5 to Registrant’s Current Report on Form 8-K filed July 1, 2011 and incorporated herein by reference thereto.

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Extension Presentation Linkbase Document.

*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

August 15, 2011	By:	/s/ Thomas R. Benzmiller
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

August 15, 2011	By:	/s/ Randal Rein
	Name:	Randal Rein
	Title:	Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

10.6.4	Purchase Order No. 5 to the Program Services Agreement between ING Life Insurance and Annuity Company and the ABA Retirement Funds effective June 28, 2011, included as Exhibit 10.6.4 to Registrant’s Current Report on Form 8-K filed July 1, 2011 and incorporated herein by reference thereto.

10.6.5	Purchase Order No. 6 to the Program Services Agreement between ING Life Insurance and Annuity Company and the ABA Retirement Funds effective June 28, 2011, included as Exhibit 10.6.5 to Registrant’s Current Report on Form 8-K filed July 1, 2011 and incorporated herein by reference thereto.

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.