Form 10-Q/A
period 2011-06-30
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2011-08-17
CIK 878375

As filed with the Securities and Exchange Commission on August 17, 2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

AMENDMENT NO. 1 TO

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Explanatory Note

The Registrant is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (the “Original Form 10-Q”) solely in order to file exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K, which are being filed within 30 days of the filing of the Original Form 10-Q as permitted by Rule 405(a)(2)(ii) of Regulation S-T. No other part of the Original Form 10-Q is being amended hereby and the Amendment has not been updated to reflect events occurring subsequent to the initial filing date.

PART II. OTHER INFORMATION.

Item 6.	EXHIBITS.

31.1*	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Extension Presentation Linkbase Document.

*	Filed as an exhibit to the Original Form 10-Q.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

August 17, 2011	By:	/s/ Thomas R. Benzmiller
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

August 17, 2011	By:	/s/ Randal Rein
	Name:	Randal Rein
	Title:	Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Extension Presentation Linkbase Document.