Form 10-Q
period 2011-09-30
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2011-11-14
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited	December 31, 2010
Assets
Investments, at value (including Wrapper Contracts, at Value of $0 and $0, respectively) (cost $861,713,020 and $858,340,833, respectively)	$905,765,159	$871,972,224
Northern Trust Global Investments—Government Short Term Investment Fund (cost $132,085,227 and $117,393,773, respectively)	132,085,227	117,393,773
Receivable for investments sold	6,892	—
Interest and dividends receivable	1,039	23,255
Other assets	863	—

Total assets	1,037,859,180	989,389,252

Liabilities
Payable for fund units redeemed	2,115,437	2,478,152
Investment advisory fee payable	—	217,418
ING—program fee payable	428,435	432,908
Trustee, management and administration fees payable	73,281	75,108
ABA Retirement Funds—program fee payable	59,484	61,088
Payable for legal and audit services	62,539	86,401
Other accruals	267,919	117,794

Total liabilities	3,007,095	3,468,869

Net Assets at fair value	1,034,852,085	985,920,383

Adjustment from fair value to contract value for fully benefit responsive contracts	(44,052,139)	(13,631,391)

Net Assets (equivalent to $35.94 and $35.65 per unit based on 27,568,049 and 27,272,253 units outstanding, respectively)	$990,799,946	$972,288,992

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income
Dividends	$4,947,775	$4,925,763	$14,342,021	$15,854,744
Interest—affiliated issuers	50,731	—	143,498	—

Total investment income	4,998,506	4,925,763	14,485,519	15,854,744

Expenses
ING—program fee	1,278,268	1,380,369	3,796,849	3,950,886
Trustee, management and administration fees	221,011	234,010	647,756	722,559
Investment advisory fee	380,131	125,416	1,099,168	125,416
ABA Retirement Funds—program fee	180,433	188,913	529,993	553,033
Legal and audit fees	81,200	75,328	233,249	288,359
Compliance consultant fees	42,652	47,539	122,516	204,809
Reports to unitholders	6,859	6,668	19,695	124,620
Registration fees	56,642	40,344	162,700	63,935
Other fees	10,259	654	29,419	87,867

Total expenses	2,257,455	2,099,241	6,641,345	6,121,484

Net investment income (loss)	2,741,051	2,826,522	7,844,174	9,733,260

Net increase (decrease) in net assets resulting from operations	$2,741,051	$2,826,522	$7,844,174	$9,733,260

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$7,844,174

Net increase (decrease) in net assets resulting from operations	7,844,174

From unitholder transactions
Proceeds from units issued	248,427,273
Cost of units redeemed	(237,760,493)

Net increase (decrease) in net assets from unitholder transactions	10,666,780

Net increase (decrease) in net assets	18,510,954

Net Assets
Beginning of period	972,288,992

End of period	$990,799,946

Number of units
Outstanding-beginning of period	27,272,253
Issued	6,938,131
Redeemed	(6,642,335)

Outstanding-end of period	27,568,049

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$0.18	$0.53	$0.18	$0.57
Expenses†,††	(0.08)	(0.24)	(0.08)	(0.22)

Net investment income (loss)	0.10	0.29	0.10	0.35
Net realized and unrealized gain (loss)	—	—	—	—

Net increase (decrease) in unit value	0.10	0.29	0.10	0.35
Net asset value at beginning of period	35.84	35.65	35.47	35.22

Net asset value at end of period	$35.94	$35.94	$35.57	$35.57

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.91%	0.91%	0.84%	0.83%
Ratio of net investment income (loss) to average net assets*	1.11%	1.08%	1.13%	1.31%
Total return**	0.28%	0.81%	0.28%	0.99%
Net assets at end of period (in thousands)	$990,800	$990,800	$997,920	$997,920

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Issuer Name	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
SYNTHETIC GUARANTEED INVESTMENT CONTRACTS—(87.3%)
ING (1) (2)	A	60313	No Stated Maturity	Variable	2.72	570,779,113	—	(224,229,509)	346,549,604
PRUDENTIAL INSURANCE CO. OF AMERICA (1)(2)	AA-	GA-62318	No Stated Maturity	Variable	2.77	180,542,372	—	157,126,832	337,669,204
UNITED OF OMAHA LIFE INSURANCE CO (1)(2)	A+	SVW-15429	No Stated Maturity	Variable	2.81	154,443,674	—	23,050,538	177,494,212

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3)
Agency—8.2%
FHLB 3.63 05/29/2013	2,080,000	3.63	2,191,176
FHLB 5.75 05/15/2012	3,200,000	5.75	3,308,256
FHLMC 1.38 01/09/2013	3,335,000	1.38	3,379,055
FHLMC 1.38 02/25/2014	8,300,000	1.38	8,473,138
FHLMC 3.75 06/28/2013	4,275,000	3.75	4,529,106
FHLMC 4.63 10/25/2012	4,400,000	4.63	4,602,884
FICO 0.00 11/30/2017	3,315,000	—	2,962,420
FICO 0.00 02/08/2018	1,655,000	—	1,455,036
FICO 0.00 08/03/2018	1,683,000	—	1,465,145
FICO 10.35 08/03/2018	485,000	10.35	749,220
FICO 9.65 11/02/2018	400,000	9.65	615,943
FNCI 3.50 09/19/2026	3,000,000	3.50	3,133,125

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Agency (Continued)
FNCL 3.50 10/13/2041	4,000,000	3.50	4,110,625
FNMA 1.50 06/26/2013	7,250,000	1.50	7,387,025
FNMA 3.88 07/12/2013	410,000	3.88	435,318
FNMA 4.38 03/15/2013	7,660,000	4.38	8,101,829
FNMA 4.63 10/15/2013	2,495,000	4.63	2,704,580
FNMA 4.75 11/19/2012	4,400,000	4.75	4,619,472
FNMDN 0.00 10/11/2011	100,000	—	100,000
FNMDN 0.00 10/03/2011	9,700,000	—	9,700,000
FNMDN 0.00 11/16/2011	500,000	—	499,994
FREDN 0.00 10/24/2011	100,000	—	99,999

			74,623,346

Asset Backed—8.1%
ALLYA 0.65 03/17/2014	1,175,000	0.65	1,174,887
ALLYA 0.81 10/15/2013	1,589,631	0.81	1,590,839
ALLYA 0.97 08/17/2015	2,980,000	0.97	2,988,225
ALLYA 1.18 04/15/2015	2,700,000	1.18	2,719,170
AMCAR 0.84 11/10/2014	675,000	0.84	674,136
AMCAR 0.84 06/09/2014	1,115,997	0.84	1,115,897
AMCAR 0.90 9/08/2014	2,200,000	0.90	2,199,098
AMCAR 0.92 03/09/2015	400,000	0.92	399,780
AMCAR 0.96 05/08/2014	1,199,282	0.96	1,199,642
AMOT 1.81 05/15/2016	355,000	1.81	358,317
AMOT 2.15 01/15/2016	875,000	2.15	889,399

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Asset Backed (Continued)
BRHEA 0.74 01/27/2020	1,475,000	0.74	1,470,914
BRHEA 0.76 02/25/2020	1,436,917	0.76	1,436,731
CCCIT 4.90 06/23/2016	1,565,000	4.90	1,757,290
CNH 0.62 06/16/2014	2,250,000	0.62	2,247,728
CNH 0.71 12/15/2014	2,500,000	0.71	2,499,713
DESF 6.62 03/01/2016	1,527,000	6.62	1,769,421
EFOTS 0.80 10/25/2021	2,298,141	0.80	2,297,820
FORDF 2.12 02/15/2016	540,000	2.12	550,645
FORDO 0.84 06/15/2015	1,150,000	0.84	1,152,565
FORDO 0.84 06/15/2015	295,000	0.84	295,768
FORDO 0.97 01/15/2015	1,925,000	0.97	1,933,104
GEDFT 0.83 07/20/2016	400,000	0.83	399,996
GEEMT 0.72 05/22/2014	2,550,000	0.72	2,549,697
GEET 1.00 10/20/2014	1,700,000	1.00	1,701,207
HAROT 0.94 03/18/2015	2,175,000	0.94	2,183,309
JDOT 1.29 01/15/2016	1,875,000	1.29	1,890,806
MBART 0.85 03/16/2015	1,450,000	0.85	1,452,726
NAROT 1.18 02/16/2015	2,675,000	1.18	2,694,554
NCSSTD 0.64 10/26/2020	1,775,000	0.64	1,771,308
NCUAGT 0.26 06/12/2013	2,725,000	0.26	2,724,074
NCUAGT 1.40 06/12/2015	1,500,000	1.40	1,522,560
NGN 0.59 12/07/2020	4,834,654	0.59	4,844,469
NGN 0.62 03/06/2020	717,067	0.62	717,067
NGN 0.62 05/07/2020	1,395,673	0.62	1,395,673
NGN 0.69 10/07/2020	2,738,507	0.69	2,742,779

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Asset Backed (Continued)
NGN 2.90 10/29/2020	700,000	2.90	733,819
PEGTF 6.75 06/15/2016	900,000	6.75	1,024,821
PPHEA 0.87 10/01/2018	2,100,000	0.87	2,098,089
RSBBC 5.82 06/28/2019	515,000	5.82	616,069
SBIC 5.52 03/10/2016	486,788	5.52	523,935
SBIC 5.54 09/10/2016	541,534	5.54	584,148
SDART 0.94 02/18/2014	1,500,000	0.94	1,498,545
SDART 1.04 04/15/2014	775,000	1.04	774,365
SDART 1.11 08/15/2014	1,375,000	1.11	1,374,381
SLMA 0.63 03/25/2025	1,297,296	0.63	1,290,952
WFNMT 4.60 09/15/2015	1,225,000	4.60	1,230,562

			73,061,000

Commercial Mortgage Backed Securities—3.7%
BACM 5.06 03/11/2041	655,000	5.06	686,844
BACM 4.86 07/10/2043	2,575,000	4.86	2,764,340
BACM 5.12 10/10/2045	1,700,000	5.12	1,850,603
BACM 5.37 09/10/2045	1,500,000	5.37	1,620,150
CSFB 4.43 12/15/2036	348,758	4.43	350,526
CSFB 5.10 08/15/2038	2,500,000	5.10	2,708,875
GCCFC 5.14 06/10/2036	167,794	5.14	168,438
GECMC 4.97 07/10/2045	2,500,000	4.97	2,707,450
GSMS 4.75 07/10/2039	1,775,000	4.75	1,883,737
JPMCC 4.77 03/12/2039	1,900,000	4.77	1,955,822
JPMCC 5.34 08/12/2037	1,700,000	5.34	1,839,774

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Commercial Mortgage Backed Securities - (Continued)
JPMCC 5.37 12/15/2044	2,300,000	5.37	2,520,179
LBUBS 4.37 03/15/2036	2,550,000	4.37	2,675,843
MLMT 4.17 08/12/2039	452,657	4.17	452,960
MLMT 4.75 06/12/2043	2,413,000	4.75	2,590,187
MSC 5.17 01/14/2042	2,575,000	5.17	2,772,580
MSC 5.23 09/15/2042	2,500,000	5.23	2,722,125
MSDWC 5.74 12/15/2035	930,578	5.74	944,779

			33,215,212

Corporate—22.6%
ABIBB 3.63 04/15/2015	1,650,000	3.63	1,795,044
AEP 5.17 01/01/2018	350,000	5.17	414,024
ALL 5.38 04/30/2013	1,100,000	5.38	1,191,042
AMGN 5.65 06/15/2042	715,000	5.65	868,283
AXP 5.500 4/16/2013	1,075,000	5.50	1,159,697
BA 2.13 08/15/2016	305,000	2.13	309,969
BAC 3.63 03/17/2016	500,000	3.63	455,155
BAC 4.50 04/01/2015	1,250,000	4.50	1,184,675
BAC 5.42 03/15/2017	1,725,000	5.42	1,504,336
BAC 5.49 03/15/2019	875,000	5.49	770,044
BAC 5.65 05/01/2018	260,000	5.65	253,365
BAC 6.88 04/25/2018	2,700,000	6.88	2,704,490
BACR 5.13 01/08/2020	835,000	5.13	828,066
BACR 6.75 05/22/2019	2,000,000	6.75	2,163,940
BBT 0.95 04/28/2014	1,250,000	0.95	1,241,425

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Corporate (Continued)
BBT 2.05 04/28/2014	450,000	2.05	454,707
BK 4.75 12/15/2014	1,132,000	4.75	1,233,789
BMO 0.72 04/29/2014	1,800,000	0.72	1,798,974
BNP 1.29 01/10/2014	450,000	1.29	419,711
BNP 3.60 02/23/2016	1,250,000	3.60	1,230,138
BPLN 3.13 10/01/2015	450,000	3.13	464,976
BRITEL 5.15 01/15/2013	1,275,000	5.15	1,347,946
BRK 5.40 05/15/2018	2,355,000	5.40	2,750,946
C 1.30 04/01/2014	325,000	1.30	311,116
C 5.50 02/15/2017	1,650,000	5.50	1,654,072
C 6.13 08/25/2036	925,000	6.13	797,456
C 8.50 05/22/2019	2,000,000	8.50	2,419,150
CAT 1.65 04/01/2014	450,000	1.65	455,972
CAT 3.90 05/27/2021	690,000	3.90	752,240
CAT 4.75 02/17/2015	300,000	4.75	334,527
CAT 6.13 02/17/2014	1,125,000	6.13	1,255,174
CAT 7.05 10/01/2018	700,000	7.05	894,534
CHA 5.00 03/01/2013	650,000	5.00	690,060
CLX 5.00 03/01/2013	790,000	5.00	826,171
CMCSA 6.50 01/15/2017	1,750,000	6.50	2,079,424
CNQCN 4.90 12/01/2014	435,000	4.90	480,994
CPB 3.38 08/15/2014	750,000	3.38	797,813
CS 2.20 01/14/2014	1,250,000	2.20	1,238,888
CS 4.88 01/15/2015	500,000	4.88	526,510
CSCO 1.63 03/14/2014	1,750,000	1.63	1,779,803

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Corporate (Continued)
CSCO 5.50 01/15/2040	180,000	5.50	209,182
CVS 5.75 05/15/2041	230,000	5.75	261,662
CVX 3.95 03/03/2014	1,500,000	3.95	1,615,665
D 1.95 08/15/2016	180,000	1.95	179,635
DB 2.38 01/11/2013	330,000	2.38	329,765
DB 3.25 01/11/2016	1,150,000	3.25	1,127,564
DB 5.38 10/12/2012	485,000	5.38	514,838
DD 1.75 03/25/2014	400,000	1.75	408,124
DD 4.75 03/15/2015	1,000,000	4.75	1,105,300
DE 1.60 03/03/2014	1,500,000	1.60	1,515,720
DGELN 3.25 01/15/2015	1,150,000	3.25	1,203,648
DGELN 5.50 09/30/2016	755,000	5.50	867,240
DT 4.88 07/08/2014	785,000	4.88	851,599
DTV 3.50 03/01/2016	970,000	3.50	1,011,076
DUK 2.10 06/15/2013	270,000	2.10	274,728
EIX 5.00 01/15/2014	550,000	5.00	597,229
EIX 5.75 03/15/2014	1,250,000	5.75	1,386,025
EXC 5.60 10/15/2013	425,000	5.60	461,418
FISV 3.13 06/15/2016	340,000	3.13	345,745
FRB 4.02 02/15/2016	125,000	4.02	136,313
FRTEL 2.75 09/14/2016	670,000	2.75	666,261
FTW 5.13 03/01/2021	250,000	5.13	280,773
GD 5.25 02/01/2014	500,000	5.25	549,575
GE 1.01 04/07/2014	400,000	1.01	390,440
GE 1.23 01/07/2014	1,400,000	1.23	1,383,005

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Corporate (Continued)
GE 2.10 01/07/2014	1,750,000	2.10	1,760,448
GE 2.25 11/09/2015	400,000	2.25	395,388
GE 4.38 09/16/2020	1,060,000	4.38	1,081,288
GE 5.30 02/11/2021	515,000	5.30	536,857
GE 5.88 01/14/2038	950,000	5.88	984,557
GS 1.27 02/07/2014	1,500,000	1.27	1,437,315
GS 3.25 06/15/2012	2,410,000	3.25	2,461,092
GS 3.63 02/07/2016	450,000	3.63	438,107
GS 5.25 07/27/2021	1,430,000	5.25	1,418,622
GS 5.95 01/18/2018	790,000	5.95	823,287
GS 7.50 02/15/2019	2,000,000	7.50	2,235,038
GSK 4.38 04/15/2014	400,000	4.38	434,264
HON 3.88 02/15/2014	1,300,000	3.88	1,397,942
HPQ 0.59 05/24/2013	1,500,000	0.59	1,483,725
HPQ 1.55 05/30/2014	500,000	1.55	496,800
HPQ 2.20 12/01/2015	490,000	2.20	485,895
HPQ 4.38 09/15/2021	425,000	4.38	432,348
HPQ 4.75 06/02/2014	1,000,000	4.75	1,074,380
HSBC 4.63 04/01/2014	1,550,000	4.63	1,587,200
HSBC 6.80 06/01/2038	1,385,000	6.80	1,424,994
IBM 1.95 07/22/2016	575,000	1.95	581,105
IBM 2.00 01/05/2016	1,300,000	2.00	1,318,694
IFC 3.00 04/22/2014	2,885,000	3.00	3,025,759
INTC 1.95 10/01/2016	980,000	1.95	987,066
INTC 3.30 10/01/2021	1,685,000	3.30	1,724,513

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Corporate (Continued)
JPM 3.45 03/01/2016	2,050,000	3.45	2,058,446
JPM 3.45 03/01/2016	3,000,000	3.45	3,015,429
JPM 6.00 01/15/2018	1,500,000	6.00	1,681,705
JPM 6.00 10/01/2017	1,085,000	6.00	1,166,809
KEN 2.00 04/01/2013	1,250,000	2.00	1,274,400
KEY 5.09 03/26/2015	1,265,000	5.09	1,355,270
KFT 6.50 08/11/2017	1,450,000	6.50	1,721,147
KO 1.50 11/15/2015	450,000	1.50	454,167
KO 3.63 03/15/2014	835,000	3.63	890,202
KR 6.40 08/15/2017	740,000	6.40	880,569
LAC 2.45 10/01/2015	385,000	2.45	402,464
LLOYDS 2.60 01/24/2014	1,500,000	2.60	1,461,110
LMT 3.35 09/15/2021	695,000	3.35	691,815
MAD 1.25 10/01/2014	500,000	1.25	507,820
MAD 3.00 10/01/2015	500,000	3.00	531,130
MET 6.75 06/01/2016	1,500,000	6.75	1,748,820
METGEN 1.00 02/01/2012	1,000,000	1.00	1,002,480
METGEN 2.50 03/01/2013	800,000	2.50	823,752
MS 5.50 07/28/2021	70,000	5.50	65,743
MS 5.95 12/28/2017	1,605,000	5.95	1,576,818
MS 7.30 05/13/2019	335,000	7.30	353,590
MS 7.30 05/13/2019	2,650,000	7.30	2,734,856
MSFT 2.95 06/01/2014	1,925,000	2.95	2,043,041
MSFT 5.30 02/08/2041	220,000	5.30	270,915
NOC 1.85 11/15/2015	890,000	1.85	892,705

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Corporate (Continued)
NOR 2.09 01/01/2014	1,550,000	2.09	1,561,129
NWSA 6.15 03/01/2037	835,000	6.15	876,871
NWSA 6.65 11/15/2037	805,000	6.65	911,004
NYSHGR 1.30 03/15/2014	1,400,000	1.30	1,413,846
OHS 1.87 05/01/2015	500,000	1.87	505,365
ONT 1.38 01/27/2014	1,450,000	1.38	1,466,110
OPIC 0.00 05/02/2013	2,000,000	—	2,036,380
OPIC 0.00 05/02/2014	600,000	—	613,620
ORS 0.58 08/01/2012	800,000	0.58	801,704
ORS 2.25 08/01/2015	500,000	2.25	515,195
OXY 2.50 02/01/2016	600,000	2.50	625,062
PCG 5.63 11/30/2017	1,525,000	5.63	1,791,450
PEG 2.70 05/01/2015	250,000	2.70	261,303
PEG 5.00 01/01/2013	225,000	5.00	235,467
PEP 4.38 02/15/2014	1,050,000	4.38	1,137,885
PEP 6.95 03/15/2014	750,000	6.95	857,655
PGN 3.00 09/15/2021	505,000	3.00	510,930
PGN 5.15 04/01/2015	950,000	5.15	1,064,067
PGN 5.25 12/15/2015	800,000	5.25	916,304
PL 5.45 09/28/2012	900,000	5.45	937,719
PNC 2.70 09/19/2016	590,000	2.70	585,109
POM 4.65 04/15/2014	500,000	4.65	533,550
PSD 5.20 10/01/2015	1,435,000	5.20	1,598,490
PTS 3.07 12/01/2015	1,000,000	3.07	1,060,630
PX 4.38 03/31/2014	1,611,000	4.38	1,740,057

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Corporate (Continued)
RABOBK 2.13 10/13/2015	1,450,000	2.13	1,447,057
RDSALN 3.10 06/28/2015	1,600,000	3.10	1,698,624
RDSALN 5.50 03/25/2040	220,000	5.50	273,893
RIOLN 2.50 05/20/2016	1,250,000	2.50	1,263,750
RSMSCD 4.25 02/01/2016	200,000	4.25	220,284
RTN 6.40 12/15/2018	735,000	6.40	918,643
SANFP 1.63 03/28/2014	750,000	1.63	762,525
SANFP 2.63 03/29/2016	585,000	2.63	604,554
SANFP 3.63 06/15/2015	1,050,000	3.63	1,122,923
SE 8.00 10/01/2019	700,000	8.00	888,496
SPG 5.10 06/15/2015	1,250,000	5.10	1,346,638
SPG 5.75 12/01/2015	450,000	5.75	496,548
SRE 4.80 10/01/2012	850,000	4.80	881,671
SRE 5.50 03/15/2014	250,000	5.50	276,023
STT 2.88 03/07/2016	1,400,000	2.88	1,430,982
SUCN 6.10 06/01/2018	1,525,000	6.10	1,801,777
SUF 3.29 02/01/2014	235,000	3.29	247,410
SYK 2.00 09/30/2016	295,000	2.00	296,668
T 4.85 02/15/2014	1,500,000	4.85	1,612,560
T 5.10 09/15/2014	250,000	5.10	274,550
T 5.55 08/15/2041	615,000	5.55	666,364
T 6.30 01/15/2038	800,000	6.30	923,536
TD 1.38 07/14/2014	620,000	1.38	625,530
TEG 4.80 12/01/2013	1,060,000	4.80	1,143,210
TELEFO 2.58 04/26/2013	1,725,000	2.58	1,693,168

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Corporate (Continued)
TGT 0.42 07/18/2014	360,000	0.42	358,693
TGT 1.13 07/18/2014	160,000	1.13	161,261
TITIM 4.95 09/30/2014	830,000	4.95	797,254
TMO 3.20 03/01/2016	250,000	3.20	263,287
TMO 3.20 05/01/2015	500,000	3.20	527,700
TMO 3.20 05/01/2015	415,000	3.20	442,084
TOTAL 1.63 01/28/2014	1,650,000	1.63	1,678,925
TOTAL 3.00 06/24/2015	1,625,000	3.00	1,726,227
TOTAL 3.00 06/24/2015	400,000	3.00	422,844
TOYOTA 2.00 09/15/2016	1,805,000	2.00	1,793,103
TOYOTA 2.80 01/11/2016	1,250,000	2.80	1,276,875
TRA 2.79 03/01/2016	365,000	2.79	381,856
TRV 5.50 12/01/2015	1,800,000	5.50	2,019,528
TRV 5.75 12/15/2017	775,000	5.75	900,860
TWC 4.00 09/01/2021	310,000	4.00	306,187
TWC 5.50 09/01/2041	265,000	5.50	261,998
TWC 7.30 07/01/2038	370,000	7.30	456,869
TWC 8.25 02/14/2014	725,000	8.25	831,822
TWX 3.15 07/15/2015	835,000	3.15	864,617
UNANA 3.65 02/15/2014	1,250,000	3.65	1,329,875
UNP 5.45 01/31/2013	780,000	5.45	829,487
UNVGEN 0.89 07/01/2013	625,000	0.89	626,256
UPS 3.88 04/01/2014	500,000	3.88	536,940
USB 2.45 07/27/2015	600,000	2.45	615,678
USB 6.30 02/04/2014	1,150,000	6.30	1,262,896

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Corporate (Continued)
UTX 5.38 12/15/2017	760,000	5.38	889,790
VZ 1.95 03/28/2014	250,000	1.95	255,880
VZ 5.50 04/01/2017	775,000	5.50	882,973
WAS 2.76 08/01/2015	1,000,000	2.76	1,046,620
WFC 4.88 02/01/2015	800,000	4.88	857,644
WFC 4.95 10/16/2013	2,385,000	4.95	2,578,942
WFC 5.50 05/01/2013	1,500,000	5.50	1,594,586
WMI 2.60 09/01/2016	195,000	2.60	194,558
WMT 1.63 04/15/2014	700,000	1.63	714,987
WMT 3.20 05/15/2014	1,200,000	3.20	1,275,300
WMT 5.63 04/15/2041	655,000	5.63	822,594
WSTP 3.00 12/09/2015	1,440,000	3.00	1,476,134
XEL 5.50 04/01/2014	1,200,000	5.50	1,333,416
YALUNI 2.90 10/15/2014	1,370,000	2.90	1,453,351

			204,667,246

Mortgage Pass—Through—27.4%
FG A94882 11/01/2040	7,119,540	4.00	7,485,899
FG A96689 01/01/2041	6,016,555	4.00	6,326,160
FG A96946 02/01/2041	4,341,272	4.00	4,564,666
FG B11241 12/01/2013	276,672	4.00	281,988
FG B14853 06/01/2014	259,085	4.00	264,973
FG E02697 06/01/2025	1,129,227	4.00	1,189,838
FG E02703 07/01/2025	749,266	4.00	789,482
FG E02860 03/01/2026	268,686	4.00	283,192

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Mortgage Pass—Through (Continued)
FG E98954 08/01/2013	73,750	4.00	74,946
FG E99429 09/01/2013	101,452	4.00	103,176
FG G04774 01/01/2038	4,793,191	4.50	5,099,764
FG G13854 07/01/2025	1,224,090	4.00	1,289,793
FG G18348 05/01/2025	48,537	4.00	51,142
FG G18358 07/01/2025	271,177	4.00	285,732
FG G18379 02/01/2026	161,422	4.00	170,137
FG G18391 06/01/2026	839,219	4.00	884,526
FG J12045 05/01/2025	42,259	4.00	44,527
FG J12397 06/01/2025	330,478	4.00	348,216
FG J12567 07/01/2025	586,670	4.00	618,159
FG J13008 10/01/2025	4,189,498	4.00	4,414,367
FG J13047 09/01/2025	1,761,877	4.00	1,856,445
FG J13139 10/01/2025	67,490	4.00	71,113
FG J13245 10/01/2025	407,621	4.00	429,500
FG J13928 12/01/2025	313,813	4.00	330,657
FG J14450 02/01/2026	3,178,430	4.00	3,350,024
FG J15186 04/01/2026	384,535	4.00	405,295
FG J15232 05/01/2026	965,317	4.00	1,017,431
FG J15513 05/01/2026	206,661	4.00	217,818
FG J15643 06/01/2026	487,402	4.00	513,715
FH 1B8747 09/01/2041	1,440,000	0.78	1,500,048
FH 1B8804 10/01/2041	2,500,000	2.80	2,599,250
FH 1B8908 10/01/2041	1,875,000	2.75	1,940,625
FH 1J1467 12/01/2036	1,406,123	6.24	1,458,444

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Mortgage Pass—Through (Continued)
FH 1J1516 02/01/2037	2,803,362	6.38	3,026,453
FH 1N0273 08/01/2036	852,451	2.25	903,153
FHLB 4S-2012 1 01/25/2012	317,190	4.84	321,339
FHLB QR-9012 1 08/15/2012	9,297,920	5.00	9,605,867
FHR 2684 PE 01/15/2033	2,284,000	5.00	2,461,718
FHR 2764 UE 10/15/2032	630,000	5.00	687,954
FHR 2797 PG 01/15/2033	695,000	5.50	736,651
FHR 2810 PD 06/15/2033	274,638	6.00	292,660
FHR 2864 LE 06/15/2033	335,000	5.00	363,368
FHR 2955 OG 07/15/2033	295,000	5.00	316,098
FHR 2962 JQ 01/15/2034	270,000	5.50	290,482
FHR 2980 LC 08/15/2030	1,610,406	5.50	1,626,129
FHR 3072 A 12/15/2031	758,533	5.50	762,599
FHR 3351 PK 01/15/2032	5,476,182	5.50	5,625,134
FHRR R003 VA 08/15/2016	1,535,881	5.50	1,623,626
FHRR R011 AB 12/15/2020	949,224	5.50	988,427
FN 467149 01/01/2016	1,867,564	2.82	1,948,429
FN 467186 02/01/2016	3,800,000	2.82	3,959,296
FN 467379 02/01/2016	1,883,369	2.77	1,961,284
FN 467617 03/01/2016	1,497,000	2.93	1,564,664
FN 467646 03/01/2016	819,630	3.07	860,636
FN 467730 04/01/2016	3,041,469	3.18	3,205,343
FN 467964 04/01/2016	4,375,000	2.92	4,566,756
FN 468311 06/01/2016	3,064,702	2.82	3,191,121
FN 725206 02/01/2034	2,148,304	5.50	2,348,161

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Mortgage Pass—Through (Continued)
FN 725222 02/01/2034	3,245,158	5.50	3,547,055
FN 791030 07/01/2034	1,600,705	2.56	1,694,298
FN 993565 04/01/2024	6,429,438	4.00	6,785,693
FN AA4538 04/01/2024	1,402,705	4.00	1,480,867
FN AA4655 05/01/2024	63,480	4.00	67,017
FN AA4777 12/01/2025	1,542,071	3.50	1,613,110
FN AA5792 05/01/2039	144,452	4.00	151,666
FN AB1609 10/01/2025	1,337,503	4.00	1,412,867
FN AB2791 04/01/2021	4,838,755	3.50	5,090,225
FN AD1608 02/01/2025	63,559	4.00	67,140
FN AE2978 08/01/2025	97,283	4.00	102,765
FN AE3507 02/01/2026	999,901	3.50	1,045,963
FN AE3962 09/01/2025	294,788	4.00	311,399
FN AE4414 11/01/2040	2,920,434	4.00	3,065,817
FN AE6034 10/01/2040	101,108	4.00	106,141
FN AH0087 03/01/2041	1,073,306	4.00	1,130,091
FN AH0281 12/01/2040	3,818,576	4.00	4,008,669
FN AH0562 01/01/2026	627,991	3.50	656,920
FN AH0634 01/01/2026	29,729	3.50	31,098
FN AH4828 02/01/2026	1,746,276	4.00	1,844,673
FN AH5210 05/01/2026	853,212	4.00	901,288
FN AH6516 04/01/2026	27,994	4.00	29,571
FN AH6704 03/01/2041	6,826,343	4.00	7,187,499
FN AH6715 04/01/2041	2,878,335	4.00	3,020,723
FN AH7635 08/01/2026	902,438	4.00	953,288

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Mortgage Pass—Through (Continued)
FN AH9908 04/01/2026	338,733	4.00	357,819
FN AI3571 06/01/2041	3,902,349	3.30	4,067,887
FN AJ2155 10/01/2041	2,160,000	0.86	2,192,316
FN AJ3160 10/01/2041	3,000,000	2.65	3,090,420
FN AJ3295 10/01/2041	3,250,000	2.70	3,360,500
FN AL0605 08/01/2026	594,203	4.00	627,684
FN MA0155 08/01/2024	6,547,825	4.00	6,910,640
FN MA0583 12/01/2040	7,390,064	4.00	7,757,951
FN MA0740 05/01/2021	3,439,920	3.50	3,618,692
FN MA0793 07/01/2021	6,521,493	3.50	6,860,415
FN MA0815 08/01/2021	5,158,464	3.50	5,426,549
FN MA0845 09/01/2021	7,407,515	3.50	7,792,484
FN MA0849 09/01/2026	77,648	4.00	82,023
FN MA0865 10/01/2021	2,200,000	3.00	2,279,407
FN MA0909 10/01/2041	5,850,000	3.00	6,105,025
FNR 2004-83 AB 07/25/2030	2,094,027	4.50	2,124,390
FNR 2005-100 BA 04/25/2024	2,337,611	5.50	2,414,289
FNR 2005-8 CA 10/25/2023	1,070,497	5.00	1,109,452
FNR 2006-64 PB 09/25/2033	6,993,000	5.50	7,295,447
FNR 2008-80 ME 05/25/2032	545,000	5.00	583,172
FNR 2011-41 NB 10/25/2036	1,580,289	4.00	1,691,952
FNR 2011-87 FJ 09/25/2041	3,186,655	0.78	3,193,426
G2 697130 02/20/2060	3,681,797	5.58	4,108,462
G2 725641 05/20/2060	3,647,352	5.24	4,051,267
G2 731464 05/20/2060	1,716,484	5.36	1,913,208

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
Mortgage Pass—Through (Continued)
G2 742601 07/20/2060	1,450,551	5.31	1,618,171
G2 757312 12/20/2060	695,084	4.30	746,718
TBA 10/01/2041	2,500,000	2.50	2,577,735
TBA 11/01/2041	2,650,000	3.25	2,747,255
TBA 12/01/2041	1,750,000	2.50	1,806,329

			248,315,324

US Treasury—26.7%
US Treasury Bill 10/20/2011	2,500,000	0.06	2,499,985
US Treasury Bill 10/27/2011	700,000	0.04	699,994
US Treasury Bill 11/17/2011	200,000	0.03	199,997
US Treasury Bill 12/01/2011	100,000	0.02	99,998
US Treasury Bill 01/05/2012	50,000	0.02	49,998
US Treasury Bill 01/12/2012	50,000	0.29	49,997
US Treasury Bill 02/16/2012	400,000	0.02	399,951
US Treasury Bill 03/01/2012	6,592,000	0.03	6,590,833
US Treasury Bill 03/08/2012	100,000	0.26	99,982
US Treasury Bill 03/15/2012	2,900,000	0.05	2,899,374
US Treasury Bill 03/22/2012	100,000	0.03	99,977
US Treasury Note 0.75 11/30/2011	51,270,000	0.75	51,455,623
US Treasury Note 1.00 12/31/2011	4,225,000	1.00	4,245,268
US Treasury Note 0.75 05/31/2012	27,370,000	0.75	27,478,933
US Treasury Note 2.75 10/31/2013	29,295,000	2.75	30,768,831
US Treasury Note 2.00 11/30/2013	16,900,000	2.00	17,508,738
US Treasury Note 1.00 01/15/2014	21,650,000	1.00	21,973,018

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS (3) (Continued)
US Treasury (Continued)
US Treasury Note 2.13 12/31/2015	5,000,000	2.13	5,287,110
US Treasury Note 2.00 01/31/2016	15,025,000	2.00	15,797,435
US Treasury Note 0.13 04/15/2016	8,025,000	0.13	8,486,469
US Treasury Note 1.00 09/30/2016	1,230,000	1.00	1,231,768
US Treasury Note 1.88 08/31/2017	2,000,000	1.88	2,077,812
US Treasury Note 1.88 09/30/2017	3,840,000	1.88	3,986,424
US Treasury Note 4.25 11/15/2017	3,705,000	4.25	4,428,116
US Treasury Note 2.75 02/28/2018	1,000,000	2.75	1,089,922
US Treasury Note 2.38 05/31/2018	1,000,000	2.38	1,064,606
US Treasury Note 2.25 07/31/2018	6,500,000	2.25	6,860,549
US Treasury Note 3.13 05/15/2021	1,800,000	3.13	1,998,139
US Treasury Note 2.13 08/15/2021	3,900,000	2.13	3,969,486
US Treasury Note 2.13 08/15/2021	760,000	2.13	775,393
US Treasury Note 6.25 08/15/2023	600,000	6.25	855,281
US Treasury Note 3.88 08/15/2040	3,340,000	3.88	3,985,619
US Treasury Note 4.38 05/15/2041	490,000	4.38	641,270
US Treasury Note 3.75 08/15/2041	400,000	3.75	465,750
US Treasury Note 3.75 08/15/2041	2,890,000	3.75	3,380,229
US Treasury Bond 1.13 01/15/2021	2,891,672	1.13	3,158,476
US Treasury Bond 0.63 07/15/2021	5,412,744	0.63	5,652,935

			242,313,286

Collective Investment Funds—4.3%
Northern Trust Global Investments
Government Short Term Investments (4)	39,005,687		39,005,687

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2011

Unaudited

Description	Principal/ Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
SECURITY SOLD, NOT YET PURCHASED Agency—(-1.0)%
FNCL 4.00 10/13/2041	(9,000,000)	4.00	(9,435,942)

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS			905,765,159	—	(44,052,139)	861,713,020

SHORT TERM INVESTMENTS—(12.7%)
Northern Trust Global Investments—Government Short Term Investment Fund (4)	132,085,227		132,085,227

(Cost $132,085,227)
TOTAL INVESTMENTS (100.0%)			$1,037,850,386	$—	$(44,052,139)	$993,798,247

(1)	Variable rate contract. Rate disclosed is as of September 30, 2011.
(2)	Synthetic guaranteed investment contract. A synthetic guaranteed investment contract holds multiple underlying securities and provides for a crediting rate, with periodic resets, based on the actual performance of the underlying securities. This contract structure does not have a stated maturity date.
(3)	Represents underlying securities for the synthetic guaranteed investment contracts.
(4)	Northern Trust Company collective investment funds advised by Northern Trust Investments, Inc.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited		December 31, 2010
Assets
Investments, at value (cost $397,659,740 and $379,530,896, respectively)	$408,492,045	(a)	$377,219,613	(b)
Investments in collective investment funds, at value (cost $45,831,064 and $29,724,352, respectively)	45,172,083		29,486,260
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $1,122,550 and $811,652 and units of 1,122,550 and 811,652, respectively)	1,122,550		811,652
Foreign currency, at value (cost $76,872 and $377,392, respectively)	72,561		384,300
Cash	117,880		—
Deposit with broker for open swap contracts	—		1,010,000
Deposit with broker for investments sold on TBA commitment transactions	820,000		653,000
Receivable for investments sold on TBA commitment transactions	88,652,031		88,944,496
Receivable for investments sold	3,404,435		64,515,525
Receivable for fund units sold	1,067		—
Interest and dividends receivable	2,429,276		2,615,814
Receivable for futures variation margin	14,663		2,800
Unrealized appreciation of forward currency exchange contracts	183,552		80,308
Swap premiums paid	36,188		47,124
Unrealized appreciation on swap agreements	1,193,422		388,862
Other assets	285		—

Total assets	551,712,038		566,159,754

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $51,668,984 and $20,061,562, respectively)	51,616,398		20,012,349
Due to custodian	—		6,657
Payable for cash collateral received on securities loaned	45,831,064		29,724,352
Payable for investments purchased on TBA commitment transactions	81,729,219		115,200,156
Payable for investments purchased	1,890,000		18,097,210
Payable for fund units redeemed	3,247,569		760,491
Swap premiums received	5,334		29,823
Unrealized depreciation on swap agreements	368,787		292,117
Due to broker for open swap contracts	880,000		813,000
Due to broker for investments purchased on TBA commitment transactions	866,250		936,250
Payable for futures variation margin	16,000		—
Unrealized depreciation of forward currency exchange contracts	13,585		738,989
Investment advisory fee payable	76,155		89,288
ING—program fee payable	163,787		173,257
Trustee, management and administration fees payable	28,027		30,100
ABA Retirement Funds—program fee payable	22,753		24,484
Other accruals	127,672		79,517

Total liabilities	186,882,600		187,008,040

Net Assets (equivalent to $26.93 and $25.61 per unit based on 13,545,364 and 14,807,254 units outstanding, respectively)	$364,829,438		$379,151,714

(a)	Includes securities on loan with a value of $44,910,704 (See Note 6).
(b)	Includes securities on loan with a value of $29,129,396 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income
Dividends (net of foreign tax expense of $0, $0, $0, and $26, respectively)	$28,125	$28,141	$84,375	$102,270
Interest	3,561,467	2,558,583	9,234,805	10,044,779
Interest—affiliated issuers	338	—	21,480	—
Securities lending income, net	10,459	20,775	32,468	34,887

Total investment income	3,600,389	2,607,499	9,373,128	10,181,936

Expenses
ING—program fee	489,969	537,563	1,478,455	1,537,563
Trustee, management and administration fees	84,713	91,659	252,198	281,690
Investment advisory fee	236,503	269,129	692,156	792,892
ABA Retirement Funds—program fee	69,161	74,002	206,353	215,649
Legal and audit fees	30,914	48,107	90,507	130,959
Compliance consultant fees	16,238	29,347	47,539	90,514
Reports to unitholders	2,611	4,120	7,642	49,995
Registration fees	21,562	24,913	63,130	34,087
Other fees	5,456	5,126	15,765	39,045

Total expenses	957,127	1,083,966	2,853,745	3,172,394

Net investment income (loss)	2,643,262	1,523,533	6,519,383	7,009,542

Net realized and unrealized gain (loss)

Net realized gain (loss) on:
Investments	66,994	6,597,780	(3,562,911)	12,521,001
Foreign currency transactions	603,719	739,021	(420,267)	638,153
Futures contracts	121,974	1,342,060	404,639	3,583,828
Written Options	23,460	—	23,460	—
Swap contracts	—	502,967	—	698,074

Net realized gain (loss)	816,147	9,181,828	(3,555,079)	17,441,056

Change in net unrealized appreciation (depreciation) on:
Investments	4,907,783	4,241,812	12,726,519	7,332,326
Foreign currency transactions	394,125	(1,786,856)	807,268	(1,028,393)
Futures contracts	1,314,525	(943,366)	1,750,296	(344,908)
Swap contracts	660,322	75,330	740,956	434,822
Written options	(3,910)	—	—	—

Change in net unrealized appreciation (depreciation)	7,272,845	1,586,920	16,025,039	6,393,847

Net realized and unrealized gain (loss)	8,088,992	10,768,748	12,469,960	23,834,903

Net increase (decrease) in net assets resulting from operations	$10,732,254	$12,292,281	$18,989,343	$30,844,445

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$6,519,383
Net realized gain (loss)	(3,555,079)
Change in net unrealized appreciation (depreciation)	16,025,039

Net increase (decrease) in net assets resulting from operations	18,989,343

From unitholder transactions
Proceeds from units issued	40,436,931
Cost of units redeemed	(73,748,550)

Net increase (decrease) in net assets from unitholder transactions	(33,311,619)

Net increase (decrease) in net assets	(14,322,276)

Net Assets
Beginning of period	379,151,714

End of period	$364,829,438

Number of units
Outstanding-beginning of period	14,807,254
Issued	1,544,106
Redeemed	(2,805,996)

Outstanding-end of period	13,545,364

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$0.26	$0.65	$0.17	$0.66
Expenses†,††	(0.07)	(0.20)	(0.07)	(0.21)

Net investment income (loss)	0.19	0.45	0.10	0.45
Net realized and unrealized gain (loss)	0.57	0.87	0.71	1.55

Net increase (decrease) in unit value	0.76	1.32	0.81	2.00
Net asset value at beginning of period	26.17	25.61	25.28	24.09

Net asset value at end of period	$26.93	$26.93	$26.09	$26.09

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.02%	1.01%	1.10%	1.10%
Ratio of net investment income
(loss) to average net assets*	2.81%	2.31%	1.55%	2.43%
Portfolio turnover**,†††	54%	224%	146%	568%
Total return**	2.90%	5.15%	3.20%	8.30%
Net assets at end of period (in thousands)	$364,829	$364,829	$395,955	$395,955

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2011

Unaudited

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES—1.1%
Collateralized Mortgage Obligations (CMO)—1.1%
Bear Stearns Adjustable Rate Mortgage Trust 5.68% 2/25/2033(a)	$45,336	$42,877
Bear Stearns Alt-A Trust 2.60% 5/25/2035(a)	714,445	556,151
Bear Stearns Second Lien Trust 0.45% 12/25/2036(a)(b)	391,338	372,134
Credit Suisse First Boston Mortgage Securities Corp. 1.84% 5/25/2032(a)	10,570	9,571
FHLMC Structured Pass Through Securities 1.65% 7/25/2044(a)	2,063,317	2,097,491
Merrill Lynch Mortgage Investors, Inc. 0.44% 2/25/2036(a)	609,980	404,569
Residential Funding Mortgage Securities I 6.50% 3/25/2032	43,290	44,873
Salomon Brothers Mortgage Securities VII, Inc. 0.73% 5/25/2032(a)(b)	55,908	49,330
WaMu Mortgage Pass Through Certificates 0.52% 7/25/2045(a)	438,623	341,877
Washington Mutual MSC Mortgage Pass-Through Certificates 2.26% 2/25/2033(a)	4,339	3,707

		3,922,580

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $4,330,514)		3,922,580

U.S. GOVERNMENT & AGENCY OBLIGATIONS—77.0%
AGENCY MORTGAGE BACKED SECURITIES—57.9%
Federal Home Loan Mortgage Corp. (FHLMC)—2.2%
FHLMC
4.00% 9/1/2040 - 12/1/2040	6,824,131	7,153,962
7.00% 9/1/2037	193,836	221,365
7.50% 7/1/2021 - 9/1/2032	358,595	418,703
8.00% 11/1/2029 - 6/1/2031	90,598	107,473
8.50% 3/1/2030 - 10/1/2030	33,614	40,275
9.50% 4/15/2020	4,405	4,836
10.00% 9/1/2017 - 11/1/2020	15,765	18,003
10.50% 12/1/2020 - 2/1/2021	3,212	3,736
11.00% 9/1/2020	1,468	1,733

		7,970,086

Federal National Mortgage Association (FNMA)—55.5%
FNMA
1.43% 4/1/2032(a)	62,248	64,324
3.50% 9/1/2018 - 2/1/2041(c)	86,845,853	90,323,095
4.00% 6/1/2013 - 2/1/2041(c)	94,058,530	99,085,259
4.50% 3/1/2038 - 11/1/2040	7,349,974	7,815,914
5.00% 8/1/2020 - 1/1/2021	564,588	610,516
6.00% 8/1/2012 - 8/1/2037(c)	2,376,073	2,611,180
7.00% 8/1/2030 - 6/1/2032	619,559	717,355
7.50% 3/1/2030 - 2/1/2032	153,427	179,520
8.00% 5/1/2029 - 4/1/2032	404,588	470,785
8.50% 9/25/2020 - 1/1/2031	552,357	649,472
9.50% 4/1/2030	60,493	72,553
10.00% 5/1/2022 - 11/1/2024	38,091	43,854

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2011

Unaudited

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA) (Continued)
10.50% 10/1/2018	$5,011	$5,777
11.00% 9/1/2019	7,847	9,115
11.50% 11/1/2019	1,410	1,627

		202,660,346

Government National Mortgage Association (GNMA)—0.2%
GNMA
2.13% 10/20/2025 - 12/20/2027(a)	38,687	40,070
2.38% 4/20/2025 - 5/20/2025(a)	46,890	48,671
2.50% 2/20/2025 - 3/20/2025(a)	31,114	32,250
2.63% 7/20/2025 - 9/20/2027(a)	63,158	65,567
3.00% 5/20/2025(a)	6,206	6,489
9.00% 12/15/2017	19,758	22,539
9.50% 12/15/2017 - 12/15/2021	52,652	60,850
10.00% 3/15/2018 - 2/15/2025	188,485	218,950
10.50% 9/15/2017 - 3/15/2020	29,103	32,964
11.00% 9/15/2015 - 2/15/2025	25,502	27,125

		555,475

U.S. GOVERNMENT OBLIGATIONS—19.1%
U.S. Treasury Bonds—8.5%
United States Treasury Bonds
3.88% 8/15/2040(d)	2,500,000	2,970,313
4.38% 2/15/2038 - 5/15/2041(d)	7,400,000	9,540,838
7.50% 11/15/2024	200,000	318,062
8.13% 5/15/2021	2,300,000	3,579,375
8.75% 8/15/2020(d)	9,100,000	14,371,603

		30,780,191

U.S. Treasury Inflation Protected Securities—3.3%
United States Treasury Inflation Protected Securities
1.13% 1/15/2021(d)	8,200,000	9,243,197
2.13% 2/15/2040 - 2/15/2041	2,200,000	2,901,826

		12,145,023

U.S. Treasury Notes—7.3%
United States Treasury Notes
1.88% 8/31/2017 - 9/30/2017(d)	6,700,000	6,956,070
2.13% 8/15/2021(d)	400,000	407,064
2.25% 7/31/2018	4,700,000	4,959,966
2.63% 2/29/2016 - 8/15/2020(d)	10,400,000	11,152,816

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2011

Unaudited

	Principal Amount		Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
U.S. GOVERNMENT OBLIGATIONS (Continued)
U.S. Treasury Notes (Continued)
3.38% 11/15/2019		$2,800,000	$3,175,374

			26,651,290

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $267,146,314)			280,762,411

FOREIGN GOVERNMENT OBLIGATIONS—2.9%
AUSTRALIA—2.9%
Australia Government Bond
4.75%, 6/15/2016	AUD	6,200,000	6,243,704
5.25%, 3/15/2019	AUD	1,600,000	1,664,475
6.00%, 2/15/2017	AUD	2,400,000	2,562,880

			10,471,059

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $9,688,268)			10,471,059

MUNICIPALS—3.7%
California—1.1%
California State G.O. Unlimited Bonds, Build America Bonds
7.60%, 11/1/2040		1,700,000	2,124,609
California State Various Purpose Taxable G.O. Unlimited Bonds, Build
America Bonds
7.50%, 4/1/2034		400,000	478,596
7.60%, 4/1/2039		900,000	1,113,741
Los Angeles Community College District G.O. Unlimited Bonds, Build
America Bonds
6.75%, 8/1/2049		300,000	411,249

			4,128,195

Illinois—1.4%
Chicago Transit Authority Transfer Tax Receipts Revenue Bonds, Series A
6.90%, 12/1/2040		1,600,000	1,907,344
Chicago Transit Authority Transfer Tax Receipts Revenue Bonds, Series B
6.90%, 12/1/2040		1,600,000	1,907,344

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2011

Unaudited

	Principal Amount	Value
MUNICIPALS (Continued)
Illinois (Continued)
Illinois State Taxable G.O. Unlimited Bonds
4.42%, 1/1/2015	$1,400,000	$1,462,930

		5,277,618

Indiana—0.2%
Purdue University Student Fee Revenue Bonds, Series W
5.00%, 7/1/2024	500,000	541,495

North Carolina—1.0%
North Carolina Infrastructure Finance Corp. Tax Improvement COP, Series A
5.00%, 5/1/2025	3,300,000	3,605,085

TOTAL MUNICIPALS (cost $11,637,726)		13,552,393

BANK LOANS—1.4%
Consumer, Cyclical—0.1%
Allison Transmission, Inc. 0.00%, 8/7/14(a)	534,622	502,010

Consumer, Non-cyclical—0.5%
Community Health Systems, Inc.
0.00%, 7/25/14(a)	44,074	41,179
0.00%, 7/25/14(a)	857,769	801,419
0.00%, 1/25/17(a)	430,462	394,590
HCA, Inc. 0.00%, 11/17/13(a)	630,983	610,949

		1,848,137

Financial—0.1%
International Lease Finance Corp. 0.00%, 3/5/16	500,000	498,750

Utilities—0.7%
Texas Competitive Electric Holdings Co. LLC 0.00%, 10/10/14(a)	3,450,157	2,422,297

TOTAL BANK LOANS (cost $6,308,288)		5,271,194

CORPORATE BONDS—23.9%
BASIC MATERIALS—0.6%
Iron/Steel—0.6%
Steel Dynamics, Inc. 7.38%, 11/1/2012	2,000,000	2,045,000

COMMUNICATIONS—1.4%
Media—1.0%
CSC Holdings LLC 8.50%, 6/15/2015	3,500,000	3,683,750

Telecommunications—0.4%
Qwest Corp. 6.50%, 6/1/2017	1,500,000	1,548,750

		5,232,500

CONSUMER, CYCLICAL—0.0%
Retail—0.0%
CVS Pass-Through Trust 6.20%, 10/10/2025(b)	54,039	57,820

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2011

Unaudited

	Principal Amount	Value
CORPORATE BONDS (Continued)
ENERGY—1.2%
Coal—0.1%
Peabody Energy Corp. 7.88%, 11/1/2026	$200,000	$218,000

Oil & Gas—1.1%
EOG Resources, Inc. 1.03%, 2/3/2014(a)	3,900,000	3,931,883

		4,149,883

FINANCIAL—20.7%
Banks—14.6%
Ally Financial, Inc. 3.75%, 6/20/2014(a)	800,000	730,205
American Express Centurion Bank 6.00%, 9/13/2017	4,100,000	4,601,327
Barclays Bank PLC
2.50%, 1/23/2013	2,000,000	1,986,458
6.05%, 12/4/2017(b)	3,000,000	2,753,664
Citigroup, Inc.
2.29%, 8/13/2013(a)	2,500,000	2,472,847
6.13%, 11/21/2017	900,000	961,715
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.
4.50%, 1/11/2021	3,000,000	3,243,432
Dexia Credit Local S.A.
2.00%, 3/5/2013(b)	7,400,000	7,329,656
2.75%, 4/29/2014(b)	500,000	492,350
Goldman Sachs Group, Inc.
0.81%, 3/22/2016(a)	1,600,000	1,372,149
6.25%, 9/1/2017	6,500,000	6,769,808
6.75%, 10/1/2037	200,000	182,949
JPMorgan Chase & Co.
4.95%, 3/25/2020(d)	1,400,000	1,480,451
6.30%, 4/23/2019	1,400,000	1,583,860
Lloyds TSB Bank PLC
2.60%, 1/24/2014	500,000	486,712
4.38%, 1/12/2015(b)	3,300,000	3,228,750
5.80%, 1/13/2020(b)	500,000	475,426
12.00%, 12/31/2049(a)(b)	3,800,000	3,800,000
Morgan Stanley
0.55%, 1/9/2014(a)	400,000	362,621
1.23%, 4/29/2013(a)	1,800,000	1,700,869
5.55%, 4/27/2017	4,400,000	4,237,416
6.00%, 4/28/2015	2,100,000	2,090,080
Wachovia Bank N.A. 0.68%, 3/15/2016(a)	300,000	267,924
Wells Fargo & Co. 7.98%, 3/15/2018(a)(d)	600,000	618,000

		53,228,669

Diversified Financial Services—4.3%
Bear Stearns Cos. LLC
5.70%, 11/15/2014	900,000	970,579

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2011

Unaudited

	Principal Amount	Value
CORPORATE BONDS (Continued)
FINANCIAL (Continued)
Diversified Financial Services (Continued)
6.40%, 10/2/2017	$400,000	$454,160
7.25%, 2/1/2018	900,000	1,060,911
Ford Motor Credit Co. LLC 7.00%, 10/1/2013(d)	3,600,000	3,780,421
Lease Plan Corp. N.V. 3.13%, 2/10/2012	300,000	404,083
Lehman Brothers Holdings, Inc.
5.63%, 1/24/2013(e)	5,300,000	1,272,000
6.88%, 5/2/2018(e)	2,300,000	560,625
Merrill Lynch & Co., Inc.
5.00%, 1/15/2015	3,500,000	3,385,365
6.40%, 8/28/2017	4,100,000	3,975,134

		15,863,278

Insurance—1.8%
American International Group, Inc.
5.85%, 1/16/2018	1,400,000	1,386,980
8.25%, 8/15/2018	4,600,000	5,098,856

		6,485,836

		75,577,783

TOTAL CORPORATE BONDS (cost $91,148,766)		87,062,986

CONVERTIBLE PREFERRED STOCK—0.4%
FINANCIAL—0.4%
Banks—0.4%
Wells Fargo & Co. 7.50%, 12/31/2049	1,500	1,549,590

TOTAL CONVERTIBLE PREFERRED STOCK (cost $1,500,000)		1,549,590

SHORT-TERM INVESTMENTS—1.9%
Affiliated Funds—0.3%
Northern Trust Global Investments—Collective Short-Term Investment Fund(f)	1,122,550	1,122,550
U.S. Government & Agency Obligations—1.6%
Fannie Mae Discount Notes 0.07%10/4/11	5,300,000	5,299,995
U.S. Treasury Bill 0.03%3/29/12(d)(g)	600,000	599,837

		5,899,832

TOTAL SHORT-TERM INVESTMENTS (cost $7,022,414)		7,022,382

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2011

Unaudited

	Principal Amount	Value
INVESTMENT FUNDS—12.4%
Cash Collateral Pool—12.4%
ABA Members Collateral Fund(h)	$45,831,064	$45,172,083

TOTAL INVESTMENT FUNDS (cost $45,831,064)		45,172,083

TOTAL INVESTMENTS—124.7% (cost $444,613,354)		454,786,678

SECURITY SOLD, NOT YET PURCHASED—(14.2)%
AGENCY MORTGAGE BACKED SECURITIES—(14.2)%
Federal National Mortgage Association (FNMA)—(14.2)%
FNMA
4.00%, 10/1/2040(c)	(12,000,000)	(12,577,500)
4.00%, 12/31/2049(c)	(2,000,000)	(2,107,500)
4.00%, 12/31/2049(c)	(33,000,000)	(34,737,648)
6.00%, 10/1/2040(c)	(2,000,000)	(2,193,750)

TOTAL SECURITY SOLD, NOT YET PURCHASED (proceeds ($51,668,984))		(51,616,398)

TOTAL NET INVESTMENTS—110.5%
(cost $392,944,370)		403,170,280
Liabilities Less Other Assets—(10.5)%		(38,340,842)

NET ASSETS—100.0%		$364,829,438

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration normally to qualified institutional investors.
(c)	When Issued Security
(d)	All or a portion of security is on loan.
(e)	Issuer has defaulted on terms of debt obligation.
(f)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
(g)	Security pledged as collateral to cover margin requirements for open futures contracts.
(h)	Represents security purchased with cash collateral received for securities on loan.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2011

Unaudited

At September 30, 2011, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar	558	$138,760,650	December 2011	$212,977
90 Day Eurodollar	213	52,102,462	September 2015	769,105
90 Day Eurodollar	107	26,216,337	June 2015	375,519
90 Day Eurodollar	82	20,273,475	March 2014	394,420

				$1,752,021

As of September 30, 2011, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Morgan Stanley & Co., Inc.	Brazilian Real	137,760	$85,688	11/03/11	$(13,036)
Purchase	Morgan Stanley & Co., Inc.	Mexican Peso	45,147	3,788	11/18/11	(549)
Sale	JPMorgan Chase Bank, N.A.	Australian Dollar	10,912,000	10,693,760	10/20/11	165,206
Sale	Morgan Stanley & Co., Inc.	Euro	340,000	473,790	10/19/11	18,346

						$169,967

At September 30, 2011, the Bond Core Plus Fund held the following interest rate swap contracts:

Notional Amount		Swap Counterparty(a)	Termination Date	Rate Type		Market Value	Premiums Paid/(Received)	Unrealized Appreciation/ (Depreciation)
				Floating Rate	Fixed Rate
13,254,914	BRL	Merrill Lynch Capital Services, Inc.	01/02/2014	CDI-BRL(b)	11.86%	$(349,313)	$19,474	$(368,787)
6,233,423	BRL	Barclays Bank PLC	01/02/2014	CDI-BRL(b)	11.99%	257,367	1,742	255,625
4,605,045	BRL	Morgan Stanley Capital Services Inc.	01/02/2013	CDI-BRL(b)	12.59%	99,534	2,358	97,176
15,910,274	BRL	Credit Suisse First Boston International	01/02/2013	CDI-BRL(b)	12.48%	546,147	(2,191)	548,338
1,455,962	BRL	Barclays Bank PLC	01/02/2013	CDI-BRL(b)	11.91%	40,531	4,360	36,171
7,960,069	BRL	Barclays Bank PLC	01/02/2014	CDI-BRL(b)	12.51%	236,761	8,254	228,507
200,000	EUR	Barclays Bank PLC	03/21/2017	CDI-EUR(c)	2.00%	(925)	(1,287)	362
200,000	EUR	Morgan Stanley Capital Services, Inc.	03/21/2017	CDI-EUR(c)	2.00%	(924)	(1,302)	378
22,800,000	MXN	Morgan Stanley Capital Services, Inc.	03/05/2013	CDI-MXN(d)	6.50%	26,311	(554)	26,865

						$855,489	$30,854	$824,635

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2011

Unaudited

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI - BRL is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(c)	CDI - EUR is the interbank lending rate of Europe as published by the Central Bank of Europe.
(d)	CDI - MXN is the interbank lending rate of Mexico as published by the Central Bank of Mexico.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited		December 31, 2010
Assets
Investments, at value (cost $588,980,893 and $615,029,284, respectively)	$632,990,388	(a)	$770,762,769	(b)
Investments in collective investment funds, at value (cost $52,098,243 and $97,823,074, respectively)	48,559,380		98,849,450
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $15,046,668 and $11,753,747 and units of 15,046,668 and 11,753,747, respectively)	15,046,668		11,753,747
Cash	515		—
Receivable for investments sold	4,934,959		2,268,053
Receivable for fund units sold	2,500,000		—
Interest and dividends receivable	785,968		915,063
Tax reclaims receivable	44,946		28,085
Other assets	701		—

Total assets	704,863,525		884,577,167

Liabilities
Due to custodian	—		2,141
Payable for cash collateral received on securities loaned	12,872,806		74,079,560
Payable for investments purchased	10,979,995		692,830
Payable for fund units redeemed	1,138,131		2,047,339
Investment advisory fee payable	177,698		191,636
ING—program fee payable	314,194		343,228
Trustee, management and administration fees payable	53,706		59,617
ABA Retirement Funds—program fee payable	43,633		48,480
Payable for legal and audit services	48,830		—	(c)
Other accruals	216,866		176,617

Total liabilities	25,845,859		77,641,448

Net Assets (equivalent to $12.85 and $14.03 per unit based on 52,831,885 and 57,526,392 units outstanding, respectively)	$679,017,666		$806,935,719

(a)	Includes securities on loan with a value of $12,568,846 (See Note 6).
(b)	Includes securities on loan with a value of $72,424,395 (See Note 6).
(c)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income
Dividends (net of foreign tax expense of $0, $902, $0, and $18,133, respectively)	$3,260,004	$3,148,622	$10,088,629	$9,023,157
Interest—affiliated issuers	8,045	—	25,518	—
Securities lending income, net	9,770	32,878	44,143	111,891

Total investment income	3,277,819	3,181,500	10,158,290	9,135,048

Expenses
ING—program fee	1,006,035	990,245	3,161,621	3,034,925
Trustee, management and administration fees	173,981	171,123	539,335	557,140
Investment advisory fee	541,885	514,677	1,691,299	1,554,424
ABA Retirement Funds—program fee	142,065	138,130	441,351	430,129
Legal and audit fees	61,812	81,273	190,942	251,063
Compliance consultant fees	32,467	49,685	100,293	175,033
Reports to unitholders	5,222	7,382	16,123	101,393
Registration fees	43,116	42,311	133,188	61,113
Other fees	7,809	8,050	24,081	77,563

Total expenses	2,014,392	2,002,876	6,298,233	6,242,783

Net investment income (loss)	1,263,427	1,178,624	3,860,057	2,892,265

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	7,343,071	6,316,718	52,902,681	70,053,786

Net realized gain (loss)	7,343,071	6,316,718	52,902,681	70,053,786

Change in net unrealized appreciation (depreciation) on:
Investments	(122,455,343)	76,520,824	(116,289,229)	(41,117,787)
Foreign currency transactions	(8)	22	(5)	(5)

Change in net unrealized appreciation (depreciation)	(122,455,351)	76,520,846	(116,289,234)	(41,117,792)

Net realized and unrealized gain (loss)	(115,112,280)	82,837,564	(63,386,553)	28,935,994

Net increase (decrease) in net assets resulting from operations	$(113,848,853)	$84,016,188	$(59,526,496)	$31,828,259

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$3,860,057
Net realized gain (loss) from investments and foreign currency transactions	52,902,681
Change in net unrealized appreciation (depreciation)	(116,289,234)

Net increase (decrease) in net assets resulting from operations	(59,526,496)

From unitholder transactions
Proceeds from units issued	56,207,076
Cost of units redeemed	(124,598,633)

Net increase (decrease) in net assets from unitholder transactions	(68,391,557)

Net increase (decrease) in net assets	(127,918,053)

Net Assets
Beginning of period	806,935,719

End of period	$679,017,666

Number of units
Outstanding-beginning of period	57,526,392
Issued	3,937,050
Redeemed	(8,631,557)

Outstanding-end of period	52,831,885

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$0.06	$0.18	$0.05	$0.15
Expenses†,††	(0.04)	(0.11)	(0.03)	(0.10)

Net investment income (loss)	0.02	0.07	0.02	0.05
Net realized and unrealized gain (loss)	(2.16)	(1.25)	1.36	0.45

Net increase (decrease) in unit value	(2.14)	(1.18)	1.38	0.50
Net asset value at beginning of period	14.99	14.03	11.27	12.15

Net asset value at end of period	$12.85	$12.85	$12.65	$12.65

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.08%	1.06%	1.08%	1.08%
Ratio of net investment income (loss) to average net assets*	0.68%	0.65%	0.64%	0.50%
Portfolio turnover**,†††	14%	46%	18%	106%
Total return**	(14.28)%	(8.41)%	12.24%	4.12%
Net assets at end of period (in thousands)	$679,018	$679,018	$756,483	$756,483

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK—93.2%
BASIC MATERIALS—2.9%
Chemicals—2.0%
E.I. du Pont de Nemours & Co.	183,249	$7,324,463
Monsanto Co.	74,511	4,473,640
Potash Corp. of Saskatchewan, Inc.	41,900	1,810,918

		13,609,021

Mining—0.9%
Freeport-McMoRan Copper & Gold, Inc.	190,700	5,806,815

TOTAL BASIC MATERIALS (cost $19,602,908)		19,415,836

COMMUNICATIONS—11.5%
Internet—3.8%
Amazon.com, Inc.*	49,926	10,795,499
Baidu, Inc. ADR*	17,524	1,873,491
eBay, Inc.*	149,400	4,405,806
Google, Inc., Class A*	6,873	3,535,334
priceline.com, Inc.*	9,398	4,224,025
Tencent Holdings Ltd. ADR	35,141	729,879
Youku.com, Inc. ADR(a)*	6,440	105,358

		25,669,392

Media—1.8%
Comcast Corp., Class A	261,400	5,463,260
DIRECTV, Class A*	34,600	1,461,850
Time Warner Cable, Inc.	56,900	3,565,923
Walt Disney Co.	63,365	1,911,088

		12,402,121

Telecommunications—5.9%
Acme Packet, Inc.*	22,900	975,311
American Tower Corp., Class A*	35,855	1,928,999
AT&T, Inc.	430,900	12,289,268
Cisco Systems, Inc.	354,400	5,489,656
Juniper Networks, Inc.*	49,812	859,755
Motorola Solutions, Inc.	134,542	5,637,310
QUALCOMM, Inc.	146,269	7,113,061
Verizon Communications, Inc.	151,400	5,571,520

		39,864,880

TOTAL COMMUNICATIONS (cost $63,714,020)		77,936,393

CONSUMER, CYCLICAL—10.4%
Apparel—1.3%
Burberry Group PLC ADR	29,805	1,102,785
Coach, Inc.	30,871	1,600,044
NIKE, Inc., Class B	42,645	3,646,574

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Apparel (Continued)
Ralph Lauren Corp.	20,001	$2,594,130

		8,943,533

Auto Manufacturers—0.7%
Bayerische Motoren Werke A.G. ADR	41,587	914,914
Ford Motor Co.*	359,600	3,477,332

		4,392,246

Auto Parts & Equipment—0.2%
BorgWarner, Inc.(a)*	25,813	1,562,461

Leisure Time—0.1%
Harley-Davidson, Inc.	17,291	593,600

Lodging—0.5%
Las Vegas Sands Corp.*	85,100	3,262,734

Retail—7.6%
Bed Bath & Beyond, Inc.*	84,809	4,860,404
Best Buy Co., Inc.(a)	140,700	3,278,310
Chipotle Mexican Grill, Inc.(a)*	7,298	2,210,929
Costco Wholesale Corp.	33,011	2,710,863
CVS Caremark Corp.	157,300	5,282,134
Home Depot, Inc.	90,700	2,981,309
Kohl’s Corp.(a)	68,100	3,343,710
Limited Brands, Inc.(a)	41,100	1,582,761
Lowe’s Cos., Inc.	264,800	5,121,232
Lululemon Athletica, Inc.(a)*	25,563	1,243,640
McDonald’s Corp.	50,947	4,474,165
Starbucks Corp.(a)	198,141	7,388,678
Tiffany & Co.	23,888	1,452,868
Wal-Mart Stores, Inc.	112,800	5,854,320

		51,785,323

TOTAL CONSUMER, CYCLICAL (cost $65,291,672)		70,539,897

CONSUMER, NON-CYCLICAL—23.4%
Agriculture—1.2%
Archer-Daniels-Midland Co.	193,300	4,795,773
Philip Morris International, Inc.	54,700	3,412,186

		8,207,959

Beverages—1.3%
Coca-Cola Co.	56,500	3,817,140
Fortune Brands, Inc.*	61,800	3,342,144
Green Mountain Coffee Roasters, Inc.*	14,184	1,318,261

		8,477,545

Biotechnology—1.1%
Alexion Pharmaceuticals, Inc.(a)*	12,537	803,120

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Biotechnology (Continued)
Celgene Corp.*	40,211	$2,489,865
Gilead Sciences, Inc.*	41,000	1,590,800
Illumina, Inc.*	24,640	1,008,269
Vertex Pharmaceuticals, Inc.(a)*	31,724	1,412,987

		7,305,041

Commercial Services—1.8%
Mastercard, Inc., Class A	27,195	8,625,166
Visa, Inc., Class A	38,600	3,308,792

		11,933,958

Cosmetics/Personal Care—1.5%
Estee Lauder Cos., Inc., Class A	43,364	3,809,094
Procter & Gamble Co.	101,100	6,387,498

		10,196,592

Food—2.7%
Hershey Co.	29,368	1,739,760
Kraft Foods, Inc., Class A	159,000	5,339,220
Safeway, Inc.(a)	317,900	5,286,677
Whole Foods Market, Inc.	89,058	5,816,378

		18,182,035

Healthcare—Products —2.8%
Baxter International, Inc.	211,300	11,862,382
Johnson & Johnson	114,433	7,290,527

		19,152,909

Healthcare—Services—2.8%
Covance, Inc.(a)*	53,500	2,431,575
Humana, Inc.	55,300	4,021,969
Laboratory Corp. of America Holdings(a)*	43,300	3,422,865
Quest Diagnostics, Inc.	157,200	7,759,392
UnitedHealth Group, Inc.	34,300	1,581,916

		19,217,717

Household Products/Wares—0.8%
Kimberly-Clark Corp.	80,500	5,716,305

Pharmaceuticals—7.4%
Allergan, Inc.(a)	70,017	5,768,000
AmerisourceBergen Corp.	160,400	5,978,108
Cardinal Health, Inc.	132,800	5,561,664
Express Scripts, Inc.*	55,006	2,039,072
Mead Johnson Nutrition Co.	24,278	1,671,055
Merck & Co., Inc.	171,600	5,613,036
Novo Nordisk A/S ADR	18,057	1,797,033
Pfizer, Inc.	484,000	8,557,120
Shire PLC ADR	25,287	2,375,208

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Valeant Pharmaceuticals International, Inc.	21,500	$798,080
Watson Pharmaceuticals, Inc.(a)*	148,600	10,141,950

		50,300,326

TOTAL CONSUMER, NON-CYCLICAL (cost $137,352,359)		158,690,387

DIVERSIFIED—0.2%
Holding Companies—Diversified—0.2%
LVMH Moet Hennessy Louis Vuitton S.A. ADR	44,149	1,171,273

TOTAL DIVERSIFIED (cost $1,436,958)		1,171,273

ENERGY—9.7%
Oil & Gas—7.7%
Anadarko Petroleum Corp.	9,481	597,777
Apache Corp.	96,000	7,703,040
Cabot Oil & Gas Corp.	34,679	2,146,977
Chevron Corp.	145,100	13,424,652
Concho Resources, Inc.*	15,735	1,119,388
ConocoPhillips	167,400	10,599,768
Ensco PLC ADR	40,700	1,645,501
EOG Resources, Inc.	14,539	1,032,415
Hess Corp.	56,800	2,979,728
Marathon Oil Corp.	212,100	4,577,118
Occidental Petroleum Corp.	36,226	2,590,159
Transocean Ltd.	77,900	3,718,946

		52,135,469

Oil & Gas Services—1.3%
Halliburton Co.	117,700	3,592,204
National Oilwell Varco, Inc.	53,388	2,734,533
Schlumberger Ltd.	43,237	2,582,546

		8,909,283

Pipelines—0.7%
Williams Cos., Inc.	213,400	5,194,156

TOTAL ENERGY (cost $67,635,792)		66,238,908

FINANCIAL—8.7%
Banks—4.2%
Bank of New York Mellon Corp.	444,400	8,261,396
Capital One Financial Corp.	35,275	1,397,948
Goldman Sachs Group, Inc.	44,123	4,171,830
JPMorgan Chase & Co.	166,000	4,999,920
U.S. Bancorp	131,100	3,086,094
Wells Fargo & Co.	281,100	6,780,132

		28,697,320

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Diversified Financial Services—2.0%
American Express Co.	234,142	$10,512,976
Discover Financial Services	113,816	2,610,939
Franklin Resources, Inc.	1,586	151,685

		13,275,600

Insurance—2.5%
Allstate Corp.	310,500	7,355,745
Marsh & McLennan Cos., Inc.	186,300	4,944,402
Travelers Cos., Inc.	102,800	5,009,444

		17,309,591

TOTAL FINANCIAL (cost $67,399,497)		59,282,511

INDUSTRIAL—9.7%
Aerospace/Defense—2.8%
Boeing Co.	26,991	1,633,225
Northrop Grumman Corp.	104,300	5,440,288
Raytheon Co.	130,700	5,341,709
United Technologies Corp.	93,785	6,598,713

		19,013,935

Electrical Components & Equipment—0.5%
Emerson Electric Co.	85,700	3,540,267

Electronics—0.8%
Agilent Technologies, Inc.*	106,470	3,327,187
Thermo Fisher Scientific, Inc.*	50,045	2,534,279

		5,861,466

Environmental Control—0.8%
Waste Management, Inc.(a)	164,200	5,346,352

Machinery—Construction & Mining—0.5%
Caterpillar, Inc.	49,300	3,640,312

Machinery—Diversified—0.9%
Cummins, Inc.	19,100	1,559,706
Deere & Co.	68,880	4,447,582

		6,007,288

Metal Fabrication/Hardware—0.5%
Precision Castparts Corp.	21,122	3,283,626

Miscellaneous Manufacturing—2.4%
Dover Corp.	103,000	4,799,800
General Electric Co.	492,900	7,511,796
Honeywell International, Inc.	86,100	3,780,651

		16,092,247

Transportation—0.5%
FedEx Corp.	28,800	1,949,184

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Transportation (Continued)
Union Pacific Corp.	15,288	$1,248,571

		3,197,755

TOTAL INDUSTRIAL (cost $62,887,493)		65,983,248

TECHNOLOGY—13.6%
Computers—6.5%
Accenture PLC, Class A	55,600	2,929,008
Apple, Inc.*	40,806	15,554,431
Cognizant Technology Solutions Corp., Class A*	58,879	3,691,713
EMC Corp.*	317,824	6,671,126
International Business Machines Corp.	24,031	4,206,146
NetApp, Inc.*	97,934	3,323,880
Riverbed Technology, Inc.*	31,600	630,736
SanDisk Corp.*	131,300	5,297,955
Teradata Corp.*	28,400	1,520,252

		43,825,247

Office/Business Equipment—0.7%
Xerox Corp.	690,300	4,811,391

Semiconductors—2.4%
ARM Holdings PLC ADR	22,000	561,000
Atmel Corp.(a)*	50,898	410,747
Avago Technologies Ltd.	78,937	2,586,766
Broadcom Corp., Class A*	21,394	712,206
Intel Corp.	568,700	12,130,371

		16,401,090

Software—4.0%
Electronic Arts, Inc.*	72,000	1,472,400
Microsoft Corp.	209,200	5,206,988
Oracle Corp.	389,689	11,199,662
Red Hat, Inc.*	39,633	1,674,890
Salesforce.com, Inc.*	39,911	4,561,029
VMware, Inc., Class A*	41,439	3,330,867

		27,445,836

TOTAL TECHNOLOGY (cost $84,664,682)		92,483,564

UTILITIES—3.1%
Electric—3.1%
Edison International(a)	148,100	5,664,825
NextEra Energy, Inc.	83,400	4,505,268
Progress Energy, Inc.	112,900	5,839,188

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
UTILITIES (Continued)
Electric (Continued)
Public Service Enterprise Group, Inc.	157,000	$5,239,090

		21,248,371

TOTAL UTILITIES (cost $18,995,512)		21,248,371

TOTAL COMMON STOCK (cost $588,980,893)		632,990,388

INVESTMENT FUNDS—7.2%
Cash Collateral Pool—1.9%
ABA Members Collateral Fund(b)	12,872,806	12,687,715

Collective Investment Fund—5.3%
SSgA Russell Large Cap Index Non-Lending Fund	3,226,159	35,871,665

TOTAL INVESTMENT FUNDS (cost $52,098,243)		48,559,380

	Units	Value
SHORT-TERM INVESTMENTS—2.2%
Affiliated Funds—2.2%
Northern Trust Global Investments - Collective Short-Term Investment Fund(c)	15,046,668	$15,046,668

TOTAL SHORT-TERM INVESTMENTS (cost $15,046,668)		15,046,668

TOTAL INVESTMENTS—102.6% (cost $ 656,125,804)		696,596,436
Liabilities Less Other Assets—(2.6)%		(17,578,770)

NET ASSETS—100.0%		$679,017,666

(a)	All or a portion of security is on loan.
(b)	Represents security purchased with cash collateral received for securities on loan.
(c)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.
ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited		December 31, 2010
Assets
Investments, at value (cost $238,470,073 and $227,724,348, respectively)	$223,952,527	(a)	$292,662,140	(b)
Investments in collective investment funds, at value (cost $60,409,764 and $138,560,174, respectively)	57,913,845		138,034,316
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $5,303,445 and $6,510,912 and units of 5,303,445 and 6, 510, 912, respectively)	5,303,445		6,510,912
Cash	57,862		—
Receivable for investments sold	2,527,982		1,840,260
Receivable for fund units sold	281		—
Interest and dividends receivable	260,000		258,002
Tax reclaims receivable	3,719		4,109
Other assets	281		—

Total assets	290,019,942		439,309,739

Liabilities
Payable for cash collateral received on securities loaned	47,070,635		127,436,357
Payable for investments purchased	3,177,567		912,845
Payable for fund units redeemed	379,040		946,349
Investment advisory fee payable	102,844		124,067
ING—program fee payable	116,987		130,216
Trustee, management and administration fees payable	20,004		22,604
ABA Retirement Funds—program fee payable	16,237		18,381
Other accruals	101,478		67,702

Total liabilities	50,984,792		129,658,521

Net Assets (equivalent to $14.12 and $16.56 per unit based on 16,929,905 and 18,701,043 units outstanding, respectively)	$239,035,150		$309,651,218

(a)	Includes securities on loan with a value of $45,855,594 (See Note 6).
(b)	Includes securities on loan with a value of $124,279,421 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income
Dividends (net of foreign tax expense of $271, $1,140, $323, and $1,219, respectively)	$962,677	$1,033,381	$2,883,367	$2,859,866
Interest	—	—	—	6,113
Interest—affiliated issuers	2,699	1,851	10,547	1,851
Securities lending income, net	53,172	48,865	231,981	205,859

Total investment income	1,018,548	1,084,097	3,125,895	3,073,689

Expenses
ING—program fee	383,337	367,378	1,224,456	1,117,949
Trustee, management and administration fees	66,299	63,323	208,855	205,345
Investment advisory fee	331,925	326,780	1,078,508	1,043,606
ABA Retirement Funds—program fee	54,140	51,119	170,920	158,295
Legal and audit fees	23,187	30,629	73,446	92,977
Compliance consultant fees	12,178	18,697	38,577	64,726
Reports to unitholders	1,959	2,703	6,202	37,224
Registration fees	16,172	15,918	51,230	22,822
Other fees	2,524	3,113	9,287	28,638

Total expenses	891,721	879,660	2,861,481	2,771,582

Net investment income (loss)	126,827	204,437	264,414	302,107

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	3,220,828	7,065,060	40,743,120	32,706,474
Foreign currency transactions	—	—	—	(405)

Net realized gain (loss)	3,220,828	7,065,060	40,743,120	32,706,069

Change in net unrealized appreciation (depreciation) on:
Investments	(67,027,888)	22,432,579	(81,425,399)	(4,719,123)
Foreign currency transactions	—	—	—	(240)

Change in net unrealized appreciation (depreciation)	(67,027,888)	22,432,579	(81,425,399)	(4,719,363)

Net realized and unrealized gain (loss)	(63,807,060)	29,497,639	(40,682,279)	27,986,706

Net increase (decrease) in net assets resulting from operations	$(63,680,233)	$29,702,076	$(40,417,865)	$28,288,813

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$264,414
Net realized gain (loss) from investments and foreign currency transactions	40,743,120
Change in net unrealized appreciation (depreciation)	(81,425,399)

Net increase (decrease) in net assets resulting from operations	(40,417,865)

From unitholder transactions
Proceeds from units issued	19,307,960
Cost of units redeemed	(49,506,163)

Net increase (decrease) in net assets from unitholder transactions	(30,198,203)

Net increase (decrease) in net assets	(70,616,068)

Net Assets
Beginning of period	309,651,218

End of period	$239,035,150

Number of units
Outstanding-beginning of period	18,701,043
Issued	1,132,114
Redeemed	(2,903,252)

Outstanding-end of period	16,929,905

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$0.06	$0.17	$0.06	$0.15
Expenses†,††	(0.05)	(0.16)	(0.05)	(0.14)

Net investment income (loss)	0.01	0.01	0.01	0.01
Net realized and unrealized gain (loss)	(3.71)	(2.45)	1.57	1.45

Net increase (decrease) in unit value	(3.70)	(2.44)	1.58	1.46
Net asset value at beginning of period	17.82	16.56	13.20	13.32

Net asset value at end of period	$14.12	$14.12	$14.78	$14.78

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.28%	1.26%	1.29%	1.31%
Ratio of net investment income (loss) to average net assets*	0.18%	0.12%	0.30%	0.14%
Portfolio turnover**,†††	34%	98%	21%	85%
Total return**	(20.76)%	(14.73)%	11.97%	10.96%
Net assets at end of period (in thousands)	$239,035	$239,035	$280,961	$280,961

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK—93.7%
BASIC MATERIALS—4.7%
Chemicals—2.2%
Agrium, Inc.	5,750	$383,295
Arch Chemicals, Inc.	12,050	565,386
Ashland, Inc.	6,200	273,668
Cabot Corp.(a)	17,860	442,571
CF Industries Holdings, Inc.	2,800	345,492
Eastman Chemical Co.	5,300	363,209
FMC Corp.	5,100	352,716
Huntsman Corp.	34,640	334,969
Innophos Holdings, Inc.	9,050	360,823
OM Group, Inc.*	8,200	212,954
PolyOne Corp.(a)	13,300	142,443
RPM International, Inc.	30,113	563,113
Sensient Technologies Corp.	27,973	910,521

		5,251,160

Forest Products & Paper—1.4%
Boise, Inc.	35,100	181,467
Buckeye Technologies, Inc.	39,450	951,139
Domtar Corp.	5,100	347,667
MeadWestvaco Corp.	13,825	339,542
P.H. Glatfelter Co.(a)	62,437	824,793
Schweitzer-Mauduit International, Inc.(a)	14,400	804,528

		3,449,136

Iron/Steel—0.4%
Allegheny Technologies, Inc.	13,650	504,914
Schnitzer Steel Industries, Inc., Class A(a)	9,570	352,176

		857,090

Mining—0.7%
Alcoa, Inc.(a)	24,625	235,661
Globe Specialty Metals, Inc.	34,900	506,748
Great Basin Gold Ltd.(a)*	154,150	260,514
Horsehead Holding Corp.(a)*	59,817	443,842
Silver Standard Resources, Inc.(a)*	16,675	305,986

		1,752,751

TOTAL BASIC MATERIALS (cost $12,369,120)		11,310,137

COMMUNICATIONS—6.6%
Internet—2.8%
Ancestry.com, Inc.(a)*	14,100	331,350
Baidu, Inc. ADR*	4,700	502,477
BroadSoft, Inc.(a)*	25,650	778,477
Constant Contact, Inc.(a)*	41,817	723,016
Ctrip.com International Ltd. ADR(a)*	14,500	466,320
DealerTrack Holdings, Inc.(a)*	18,410	288,485

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Internet (Continued)
Earthlink, Inc.(a)	23,100	$150,843
Expedia, Inc.(a)	8,950	230,462
F5 Networks, Inc.*	5,450	387,222
ReachLocal, Inc.(a)*	17,016	184,964
Responsys, Inc.(a)*	16,375	176,523
Sapient Corp.(a)	20,175	204,575
Shutterfly, Inc.(a)*	9,900	407,682
Sina Corp.(a)*	2,600	186,186
SPS Commerce, Inc.(a)*	16,410	267,319
Symantec Corp.*	41,400	674,820
ValueClick, Inc.(a)*	33,800	525,928
Youku.com, Inc. ADR(a)*	19,047	311,609

		6,798,258

Media—0.7%
CBS Corp., Class B (Non Voting)	12,275	250,164
Discovery Communications, Inc., Class A(a)*	7,000	263,340
DISH Network Corp., Class A*	14,400	360,864
Gannett Co., Inc.(a)	18,500	176,305
Meredith Corp.	23,506	532,176

		1,582,849

Telecommunications—3.1%
Acme Packet, Inc.*	2,350	100,087
ADTRAN, Inc.	12,000	317,520
Alcatel-Lucent (ADR)(a)*	135,675	383,960
Amdocs Ltd.*	7,100	192,552
Anaren, Inc.(a)*	7,240	138,646
Aruba Networks, Inc.(a)*	34,825	728,191
Black Box Corp.(a)	32,646	696,992
Ciena Corp.(a)*	15,800	176,960
Cincinnati Bell, Inc.(a)*	59,800	184,782
Crown Castle International Corp.*	14,500	589,715
Harris Corp.(a)	9,100	310,947
JDS Uniphase Corp.*	11,400	113,658
NII Holdings, Inc.*	8,700	234,465
Oplink Communications, Inc.*	32,256	488,356
Plantronics, Inc.(a)	49,694	1,413,794
Premiere Global Services, Inc.*	38,147	244,904
Sycamore Networks, Inc.(a)	40,413	729,455
Symmetricom, Inc.(a)*	21,798	94,603
USA Mobility, Inc.	12,700	167,640

		7,307,227

TOTAL COMMUNICATIONS (cost $18,141,102)		15,688,334

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL—12.3%
Airlines—0.5%
Alaska Air Group, Inc.*	6,300	$354,627
Copa Holdings S.A., Class A	2,967	181,788
Skywest, Inc.(a)	35,672	410,585
United Continental Holdings, Inc.*	7,800	151,164

		1,098,164

Apparel—0.4%
Columbia Sportswear Co.(a)	3,400	157,760
Gildan Activewear, Inc.(a)	18,550	479,332
Jones Group, Inc.	22,200	204,462
Warnaco Group, Inc.*	3,900	179,751

		1,021,305

Auto Manufacturers—0.4%
Navistar International Corp.*	8,000	256,960
Tesla Motors, Inc.(a)*	13,650	332,923
Wabash National Corp.(a)*	80,375	383,389

		973,272

Auto Parts & Equipment—1.1%
Autoliv, Inc.(a)	8,400	407,400
BorgWarner, Inc.*	6,590	398,893
Cooper Tire & Rubber Co.	36,390	396,287
Lear Corp.	16,450	705,705
Standard Motor Products, Inc.(a)	14,200	184,174
Tenneco, Inc.*	5,800	148,538
TRW Automotive Holdings Corp.*	10,900	356,757

		2,597,754

Distribution/Wholesale—1.4%
Beacon Roofing Supply, Inc.(a)*	26,310	420,697
Fossil, Inc.*	6,100	494,466
Ingram Micro, Inc., Class A*	8,900	143,557
LKQ Corp.*	50,310	1,215,489
Owens & Minor, Inc.(a)	27,610	786,333
Titan Machinery, Inc.(a)*	9,600	171,840
WESCO International, Inc.*	5,000	167,750

		3,400,132

Home Builders—0.3%
Thor Industries, Inc.	31,274	692,719

		692,719

Home Furnishings—0.2%
Harman International Industries, Inc.	8,402	240,129
Whirlpool Corp.(a)	7,100	354,361

		594,490

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Housewares—0.3%
Newell Rubbermaid, Inc.	10,300	$122,261
Toro Co.(a)	10,250	505,018

		627,279

Leisure Time—0.4%
Harley-Davidson, Inc.	20,450	702,048
Life Time Fitness, Inc.(a)*	10,648	392,379

		1,094,427

Lodging—0.2%
Starwood Hotels & Resorts Worldwide, Inc.	6,400	248,448
Wyndham Worldwide Corp.(a)	6,500	185,315

		433,763

Retail—6.8%
Ascena Retail Group, Inc.*	26,554	718,817
Bed Bath & Beyond, Inc.*	6,900	395,439
Big Lots, Inc.(a)*	8,300	289,089
Bob Evans Farms, Inc.(a)	23,630	673,927
Brinker International, Inc.(a)	12,100	253,132
Cabela’s, Inc.(a)*	18,375	376,504
CarMax, Inc.*	18,679	445,494
Casey’s General Stores, Inc.(a)	7,600	331,740
Cash America International, Inc.(a)	9,220	471,695
Cheesecake Factory, Inc.(a)*	20,330	501,135
Chico’s FAS, Inc.	21,900	250,317
Childrens Place Retail Stores, Inc.(a)*	6,500	302,445
Cracker Barrel Old Country Store, Inc.(a)	15,939	638,835
Dick’s Sporting Goods, Inc.(a)*	16,850	563,801
Dillard’s, Inc., Class A(a)	7,700	334,796
Dollar Tree, Inc.*	5,949	446,829
Finish Line, Inc., Class A(a)	47,750	954,523
Foot Locker, Inc.	14,600	293,314
GameStop Corp., Class A*	4,400	101,640
Gap, Inc.(a)	22,900	371,896
Genesco, Inc.*	2,413	124,342
Jack in the Box, Inc.*	7,700	153,384
JOS A Bank Clothiers, Inc.*	7,885	367,677
Macy’s, Inc.	38,250	1,006,740
MSC Industrial Direct Co., Class A	3,400	191,964
Nu Skin Enterprises, Inc. Class A(a)	14,977	606,868
O’Reilly Automotive, Inc.*	8,700	579,681
Pier 1 Imports, Inc.(a)*	39,375	385,088
PVH Corp.	9,360	545,126
RadioShack Corp.	12,100	140,602
Regis Corp.(a)	33,320	469,479

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Rue21, Inc.(a)*	14,642	$332,227
Ruth’s Hospitality Group, Inc.*	30,919	132,642
Signet Jewelers Ltd.*	13,825	467,285
Stage Stores, Inc.	34,380	476,851
Starbucks Corp.	11,500	428,835
Stein Mart, Inc.(a)	22,200	138,750
Texas Roadhouse, Inc.	16,175	213,834
Tiffany & Co.	3,100	188,542
Tractor Supply Co.	3,100	193,905
Urban Outfitters, Inc.(a)*	14,950	333,684

		16,192,874

Storage/Warehousing—0.2%
Mobile Mini, Inc.(a)*	34,102	560,637

		560,637

Textiles—0.1%
Unifirst Corp.	4,400	199,276

		199,276

TOTAL CONSUMER, CYCLICAL (cost $29,634,400)		29,486,092

CONSUMER, NON-CYCLICAL—20.8%
Agriculture—0.3%
Archer-Daniels-Midland Co.	18,100	449,061
Lorillard, Inc.	1,650	182,655

		631,716

Beverages—0.9%
Coca-Cola Enterprises, Inc.	7,400	184,112
Constellation Brands, Inc., Class A*	9,750	175,500
Green Mountain Coffee Roasters, Inc.(a)*	13,900	1,291,866
Hansen Natural Corp.*	4,600	401,534

		2,053,012

Biotechnology—1.0%
Cubist Pharmaceuticals, Inc.(a)*	11,375	401,765
Dendreon Corp.(a)*	33,000	297,000
Emergent Biosolutions, Inc.(a)*	20,550	317,087
Human Genome Sciences, Inc.(a)*	33,070	419,658
Illumina, Inc.*	2,500	102,300
Myriad Genetics, Inc.*	13,400	251,116
Vertex Pharmaceuticals, Inc.(a)*	11,500	512,210

		2,301,136

Commercial Services—6.2%
Advance America Cash Advance Centers, Inc.	42,000	309,120
Alliance Data Systems Corp.*	6,100	565,470

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Commercial Services (Continued)
American Public Education, Inc.(a)*	14,028	$476,952
American Reprographics Co.*	68,477	230,083
Barrett Business Services, Inc.	23,956	333,947
Capella Education Co.(a)*	5,055	143,461
CBIZ, Inc.*	72,713	479,179
Chemed Corp.(a)	14,415	792,248
Convergys Corp.*	24,900	233,562
Corporate Executive Board Co.	6,300	187,740
CoStar Group, Inc.(a)*	6,055	314,678
Deluxe Corp.	56,257	1,046,380
Forrester Research, Inc.(a)	12,385	402,636
FTI Consulting, Inc.(a)*	17,091	629,120
Grand Canyon Education, Inc.(a)*	27,304	440,960
Green Dot Corp., Class A(a)*	14,200	444,744
Hertz Global Holdings, Inc.(a)*	46,400	412,960
Huron Consulting Group, Inc.*	6,675	207,793
Korn/Ferry International*	40,510	493,817
MAXIMUS, Inc.	34,705	1,211,204
Moody’s Corp.(a)	4,600	140,070
Quanta Services, Inc.*	13,900	261,181
Rent-A-Center, Inc.	19,809	543,757
Resources Connection, Inc.(a)	53,050	518,829
Ritchie Bros Auctioneers, Inc.(a)	30,423	614,240
Robert Half International, Inc.(a)	22,350	474,267
Rollins, Inc.(a)	50,785	950,187
Solar Cayman Ltd.(b)(c)*	33,700	—
SuccessFactors, Inc.(a)*	36,050	828,790
United Rentals, Inc.(a)*	23,550	396,582
VistaPrint N.V.(a)*	12,770	345,173
Weight Watchers International, Inc.(a)	5,925	345,131

		14,774,261

Food—2.0%
Cal-Maine Foods, Inc.(a)	6,000	188,580
Chiquita Brands International, Inc.*	16,000	133,440
ConAgra Foods, Inc.	10,800	261,576
Fresh Del Monte Produce, Inc.	13,500	313,200
Fresh Market, Inc.(a)*	16,645	635,173
Hain Celestial Group, Inc.(a)*	22,600	690,430
Kroger Co.	7,900	173,484
Nash Finch Co.(a)	30,849	830,764
Safeway, Inc.	26,100	434,043
Smithfield Foods, Inc.*	30,525	595,237
United Natural Foods, Inc.(a)*	17,767	658,090

		4,914,017

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Healthcare—Products—4.5%
Abaxis, Inc.(a)*	25,619	$586,931
Align Technology, Inc.(a)*	27,178	412,290
Angiodynamics, Inc.(a)*	30,405	399,522
Cepheid, Inc.(a)*	33,670	1,307,406
Cooper Cos., Inc.	7,400	585,710
Edwards Lifesciences Corp.*	1,600	114,048
Hansen Medical, Inc.(a)*	70,435	233,844
Insulet Corp.(a)*	12,950	197,617
Intuitive Surgical, Inc.*	2,290	834,201
Kinetic Concepts, Inc.*	3,400	224,026
Masimo Corp.(a)	9,407	203,662
Medical Action Industries, Inc.*	13,336	67,347
Medtox Scientific, Inc.(a)	8,549	111,906
Meridian Bioscience, Inc.(a)	26,880	423,091
NuVasive, Inc.(a)*	36,689	626,281
NxStage Medical, Inc.(a)*	11,025	229,982
STERIS Corp.(a)	14,400	421,488
Symmetry Medical, Inc.*	74,499	575,132
Techne Corp.	6,890	468,589
Thoratec Corp.*	6,700	218,688
Volcano Corp.(a)*	15,450	457,784
West Pharmaceutical Services, Inc.	23,100	857,010
Zimmer Holdings, Inc.*	17,650	944,275
Zoll Medical Corp.(a)*	7,500	283,050

		10,783,880

Healthcare—Services—2.3%
Aetna, Inc.	14,200	516,170
Amsurg Corp.*	25,635	576,788
Bio-Reference Labs, Inc.(a)*	24,254	446,516
CIGNA Corp.	10,875	456,097
DaVita, Inc.*	6,500	407,355
Health Management Associates, Inc., Class A*	76,100	526,612
Health Net, Inc.(a)*	28,450	674,550
IPC The Hospitalist Co., Inc.(a)*	15,165	541,239
Kindred Healthcare, Inc.*	61,380	529,095
Mednax, Inc.(a)*	13,155	824,029

		5,498,451

Household Products/Wares—0.3%
American Greetings Corp., Class A(a)	8,100	149,850
Ennis, Inc.(a)	35,725	466,569
Tupperware Brands Corp.	3,310	177,879

		794,298

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals—3.3%
AmerisourceBergen Corp.	3,700	$137,899
Cardinal Health, Inc.	16,800	703,584
Catalyst Health Solutions, Inc.*	5,600	323,064
Durect Corp.*	65,380	105,262
Endo Pharmaceuticals Holdings, Inc.*	8,500	237,915
Forest Laboratories, Inc.*	3,800	117,002
Herbalife Ltd.	9,000	482,400
Ironwood Pharmaceuticals, Inc.(a)*	11,450	123,660
McKesson Corp.	2,100	152,670
Medicis Pharmaceutical Corp., Class A(a)	27,180	991,526
Mylan, Inc.*	26,250	446,250
Neogen Corp.(a)*	16,294	565,728
Par Pharmaceutical Cos., Inc.*	11,700	311,454
Perrigo Co.(a)	3,100	301,041
Pharmasset, Inc.(a)*	2,600	214,162
Questcor Pharmaceuticals, Inc.(a)*	18,275	498,176
Salix Pharmaceuticals Ltd.(a)*	12,550	371,480
Shire PLC ADR	5,900	554,187
SXC Health Solutions Corp.*	2,900	161,530
Watson Pharmaceuticals, Inc.*	15,900	1,085,175

		7,884,165

TOTAL CONSUMER, NON-CYCLICAL (cost $49,702,578)		49,634,936

ENERGY—5.7%
Oil & Gas—4.0%
Berry Petroleum Co., Class A(a)	23,142	818,764
Brigham Exploration Co.*	9,350	236,181
Cabot Oil & Gas Corp.	5,300	328,123
Callon Petroleum Co.*	52,664	203,810
Carrizo Oil & Gas, Inc.(a)*	15,450	332,948
Comstock Resources, Inc.(a)*	43,240	668,490
Concho Resources, Inc.*	8,100	576,234
Continental Resources, Inc.(a)*	6,600	319,242
Denbury Resources, Inc.*	42,475	488,462
Endeavour International Corp.(a)*	13,250	105,735
Energen Corp.	14,925	610,283
GeoResources, Inc.(a)*	9,400	167,226
Goodrich Petroleum Corp.(a)*	52,660	622,441
Hess Corp.	9,400	493,124
InterOil Corp.(a)*	6,200	302,064
Murphy Oil Corp.	9,200	406,272
Noble Corp.*	4,800	140,880
Parker Drilling Co.*	39,498	173,396
Penn Virginia Corp.(a)	57,200	318,604

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
ENERGY (Continued)
Oil & Gas (Continued)
Quicksilver Resources, Inc.(a)*	78,164	$592,483
Stone Energy Corp.*	17,300	280,433
Swift Energy Co.*	3,850	93,709
Unit Corp.*	5,300	195,676
Valero Energy Corp.	28,100	499,618
W&T Offshore, Inc.(a)	16,400	225,664
Western Refining, Inc.(a)*	35,225	438,904

		9,638,766

Oil & Gas Services—1.7%
CARBO Ceramics, Inc.(a)	3,700	379,361
Complete Production Services, Inc.*	7,500	141,375
Core Laboratories N.V.	8,250	741,098
FMC Technologies, Inc.(a)*	13,900	522,640
Lufkin Industries, Inc.	7,400	393,754
Oceaneering International, Inc.	15,250	538,935
Oil States International, Inc.*	10,200	519,384
Superior Energy Services, Inc.*	26,100	684,864
Tesco Corp.*	13,967	162,017

		4,083,428

TOTAL ENERGY (cost $16,618,037)		13,722,194

FINANCIAL—18.8%
Banks—4.1%
Banco Latinoamericano de Comercio Exterior S.A., Class E(a)	24,400	371,612
BancorpSouth, Inc.	16,512	144,975
Bank of Hawaii Corp.	17,364	632,050
Bank of the Ozarks, Inc.(a)	9,100	190,463
Cass Information Systems, Inc.(a)	9,367	290,845
Center Financial Corp.*	30,900	144,921
Community Bank System, Inc.(a)	50,849	1,153,764
Cullen/Frost Bankers, Inc.	11,913	546,330
Fifth Third Bancorp	71,525	722,403
FNB Corp.	50,031	428,766
Fulton Financial Corp.(a)	77,730	594,635
Huntington Bancshares, Inc.	140,550	674,640
International Bancshares Corp.(a)	11,500	151,225
KeyCorp	140,450	832,869
Nara Bancorp, Inc.*	28,264	171,562
PNC Financial Services Group, Inc.	6,500	313,235
SVB Financial Group*	3,645	134,865
Tompkins Financial Corp.(a)	6,400	228,992
Trustmark Corp.(a)	49,055	890,348
Westamerica Bancorporation(a)	17,870	684,778

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Banks (Continued)
Wintrust Financial Corp.	21,010	$542,268

		9,845,546

Diversified Financial Services—3.8%
AerCap Holdings N.V.*	70,112	695,511
Aircastle Ltd.(a)	19,700	187,544
Ameriprise Financial, Inc.	12,900	507,744
Discover Financial Services	37,250	854,515
Encore Capital Group, Inc.*	13,575	296,614
Financial Engines, Inc.(a)*	30,315	549,005
GFI Group, Inc.(a)	41,000	164,820
Invesco Ltd.	29,075	450,953
Investment Technology Group, Inc.*	23,024	225,405
Knight Capital Group, Inc., Class A*	27,228	331,092
MarketAxess Holdings, Inc.(a)	12,275	319,396
National Financial Partners Corp.(a)*	28,000	306,320
Nelnet, Inc., Class A	13,800	259,164
Portfolio Recovery Associates, Inc.*	8,939	556,185
Raymond James Financial, Inc.(a)	33,750	876,150
SLM Corp.	59,600	742,020
T. Rowe Price Group, Inc.(a)	14,050	671,168
TD Ameritrade Holding Corp.	6,500	95,582
Waddell & Reed Financial, Inc., Class A	15,566	389,306
WisdomTree Investments, Inc.(a)*	43,625	306,247
World Acceptance Corp.*	4,542	254,125

		9,038,866

Insurance—5.9%
ACE Ltd.	9,950	602,970
Allied World Assurance Co. Holdings A.G.	3,000	161,130
Allstate Corp.	10,600	251,114
Alterra Capital Holdings Ltd.	29,700	563,409
American Equity Investment Life Holding Co.(a)	108,684	950,985
American Financial Group, Inc.	17,500	543,725
Chubb Corp.	7,300	437,927
Delphi Financial Group, Inc., Class A	40,517	871,926
Donegal Group, Inc., Class A	19,726	237,501
Endurance Specialty Holdings Ltd.(a)	35,050	1,196,958
FBL Financial Group, Inc., Class A	13,706	364,854
Global Indemnity PLC*	8,264	141,149
Hanover Insurance Group, Inc.	6,300	223,650
Hartford Financial Services Group, Inc.	37,675	608,075
HCC Insurance Holdings, Inc.	31,110	841,525
Horace Mann Educators Corp.	13,800	157,458
Infinity Property & Casualty Corp.	5,300	278,144

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Insurance (Continued)
Kemper Corp.	13,650	$327,054
Lincoln National Corp.	24,175	377,855
Marsh & McLennan Cos., Inc.	30,725	815,442
Montpelier Re Holdings Ltd.(a)	21,000	371,280
Platinum Underwriters Holdings Ltd.	17,610	541,507
Protective Life Corp.	39,710	620,667
StanCorp Financial Group, Inc.(a)	15,500	427,335
Tower Group, Inc.	42,428	969,904
Unum Group	24,300	509,328
XL Group PLC	40,275	757,170

		14,150,042

Investment Companies—0.4%
Ares Capital Corp.	43,931	604,930
Solar Capital Ltd.	14,243	286,711

		891,641

Real Estate—0.0%
CB Richard Ellis Group, Inc.*	8,800	118,448

		118,448

Real Estate Investment Trusts—4.2%
American Campus Communities, Inc.(a)	12,550	466,986
Annaly Capital Management, Inc.	47,475	789,509
BioMed Realty Trust, Inc.(a)	25,675	425,435
Brandywine Realty Trust(a)	95,860	767,839
Capstead Mortgage Corp.(a)	20,100	231,954
CBL & Associates Properties, Inc.(a)	87,250	991,160
Chimera Investment Corp.(a)	48,100	133,237
CommonWealth REIT(a)	14,900	282,653
DuPont Fabros Technology, Inc.(a)	13,425	264,338
Equity Lifestyle Properties, Inc.	9,050	567,435
First Potomac Realty Trust(a)	54,493	679,528
Glimcher Realty Trust	67,187	475,684
Government Properties Income Trust(a)	20,440	439,664
Home Properties, Inc.(a)	10,715	608,184
Hospitality Properties Trust	22,600	479,798
LTC Properties, Inc.(a)	14,750	373,470
Mack-Cali Realty Corp.(a)	13,460	360,055
Medical Properties Trust, Inc.	55,911	500,403
Omega Healthcare Investors, Inc.	45,554	725,675
Parkway Properties, Inc.	35,005	385,405

		9,948,412

Savings & Loans—0.4%
Astoria Financial Corp.(a)	44,310	340,744

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Savings & Loans (Continued)
First Niagara Financial Group, Inc.	55,250	$505,537

		846,281

TOTAL FINANCIAL (cost $51,168,896)		44,839,236

INDUSTRIAL—11.5%
Aerospace/Defense—1.4%
Aerovironment, Inc.(a)*	10,790	303,739
Alliant Techsystems, Inc.(a)	6,100	332,511
BE Aerospace, Inc.*	11,700	387,387
Cubic Corp.(a)	2,600	101,582
Curtiss-Wright Corp.	11,000	317,130
Ducommun, Inc.	12,351	185,018
L-3 Communications Holdings, Inc.	9,200	570,124
Northrop Grumman Corp.	6,100	318,176
Raytheon Co.	10,000	408,700
Triumph Group, Inc.	10,195	496,904

		3,421,271

Building Materials—0.1%
Owens Corning*	13,725	297,558

		297,558

Electrical Components & Equipment—0.7%
AMETEK, Inc.	15,150	499,495
Belden, Inc.	15,340	395,619
EnerSys*	21,801	436,456
Universal Display Corp.(a)*	4,850	232,509

		1,564,079

Electronics—2.3%
Agilent Technologies, Inc.*	4,700	146,875
Benchmark Electronics, Inc.*	31,324	407,525
CTS Corp.(a)	81,208	660,221
Cymer, Inc.*	1,525	56,700
FARO Technologies, Inc.*	9,545	301,145
Gentex Corp.(a)	23,867	574,001
Jabil Circuit, Inc.(a)	9,400	167,226
NAPCO Security Technologies, Inc.*	17,105	39,170
National Instruments Corp.(a)	34,355	785,355
Park Electrochemical Corp.(a)	40,970	875,529
Plexus Corp.*	8,667	196,048
TE Connectivity Ltd.	13,800	388,332
Tech Data Corp.*	3,700	159,951
Thomas & Betts Corp.*	14,049	560,696
Vishay Intertechnology, Inc.*	22,700	189,772

		5,508,546

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Engineering & Construction—1.1%
Chicago Bridge & Iron Co. N.V. (Registered)	9,500	$271,985
EMCOR Group, Inc.(a)*	6,200	126,046
Granite Construction, Inc.	17,621	330,746
Insituform Technologies, Inc., Class A*	13,772	159,480
KBR, Inc.	21,625	510,999
McDermott International, Inc.*	22,300	239,948
Tutor Perini Corp.	49,830	572,546
URS Corp.*	10,000	296,600

		2,508,350

Environmental Control—0.2%
Waste Connections, Inc.(a)	13,400	453,188

		453,188

Hand/Machine Tools—0.4%
Franklin Electric Co., Inc.(a)	23,557	854,648

		854,648

Machinery—Diversified—0.2%
AGCO Corp.*	1,800	62,226
Rockwell Automation, Inc.	7,950	445,200

		507,426

Metal Fabricate/Hardware—0.4%
Dynamic Materials Corp.(a)	18,751	295,328
Timken Co.	20,800	682,656

		977,984

Miscellaneous Manufacturing—1.4%
A.O. Smith Corp.	18,320	586,790
Brink’s Co.(a)	27,250	635,198
Cooper Industries PLC	7,600	350,512
Eaton Corp.	12,100	429,550
ITT Corp.(a)	5,600	235,200
Pall Corp.	3,900	165,360
Pentair, Inc.(a)	13,550	433,735
Polypore International, Inc.*	10,200	576,504

		3,412,849

Packaging & Containers—0.9%
Ball Corp.	8,300	257,466
Crown Holdings, Inc.*	9,000	275,490
Greif, Inc., Class A	8,315	356,630
Owens-Illinois, Inc.*	3,500	52,920
Rock-Tenn Co., Class A	3,000	146,040
Sonoco Products Co.	16,123	455,152

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Packaging & Containers (Continued)
Temple-Inland, Inc.	20,055	$629,126

		2,172,824

Shipbuilding—0.0%
Huntington Ingalls Industries, Inc.*	1,016	24,719

		24,719

Transportation—2.2%
Bristow Group, Inc.(a)	33,326	1,414,022
C.H. Robinson Worldwide, Inc.(a)	7,350	503,255
Celadon Group, Inc.	22,076	196,035
Echo Global Logistics, Inc.(a)*	22,088	293,770
Expeditors International of Washington, Inc.	12,050	488,628
Forward Air Corp.(a)	9,805	249,537
HUB Group, Inc., Class A(a)*	10,400	294,008
Ryder System, Inc.	16,075	602,973
Scorpio Tankers, Inc.(a)*	35,918	189,647
Teekay Tankers Ltd., Class A(a)	30,350	139,610
Tidewater, Inc.(a)	15,700	660,185
UTi Worldwide, Inc.	10,900	142,136
Vitran Corp., Inc.(a)*	20,556	81,196

		5,255,002

Trucking & Leasing—0.2%
GATX Corp.	16,735	518,618

		518,618

TOTAL INDUSTRIAL (cost $30,656,737)		27,477,062

TECHNOLOGY—8.7%
Computers—1.4%
CACI International, Inc., Class A*	10,712	534,957
Cadence Design Systems, Inc.*	28,450	262,878
Computer Sciences Corp.	4,400	118,140
Echelon Corp.(a)*	35,773	250,769
IHS, Inc., Class A*	7,250	542,372
MICROS Systems, Inc.*	6,100	267,851
Riverbed Technology, Inc.*	300	5,988
Seagate Technology PLC	19,800	203,544
Stratasys, Inc.(a)*	9,948	184,436
Teradata Corp.*	5,100	273,003
Western Digital Corp.*	31,075	799,249

		3,443,187

Office/Business Equipment—0.1%
Pitney Bowes, Inc.(a)	8,600	161,680

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Office/Business Equipment (Continued)
Xerox Corp.	19,000	$132,430

		294,110

Semiconductors—2.7%
ARM Holdings PLC ADR(a)	26,000	663,000
Atmel Corp.*	57,050	460,394
Avago Technologies Ltd.	11,400	373,578
Cabot Microelectronics Corp.(a)*	12,095	415,947
Cavium Networks, Inc.*	2,100	56,721
Cavium, Inc.*	16,400	442,964
Fairchild Semiconductor International, Inc.*	43,000	464,400
GT Advanced Technologies, Inc.(a)*	12,400	87,048
Inphi Corp.*	46,900	411,313
Integrated Silicon Solution, Inc.*	29,587	231,074
International Rectifier Corp.*	10,829	201,636
KLA-Tencor Corp.	7,700	294,756
Mellanox Technologies Ltd.*	7,150	223,223
Micron Technology, Inc.*	37,700	190,008
Power Integrations, Inc.(a)	14,220	435,274
Rovi Corp.(a)*	9,800	421,204
Semtech Corp.(a)*	31,405	662,646
Skyworks Solutions, Inc.*	10,100	181,194
Standard Microsystems Corp.*	7,246	140,572

		6,356,952

Software—4.5%
Allscripts Healthcare Solutions, Inc.(a)*	27,220	490,505
American Software, Inc., Class A	54,832	397,532
Ariba, Inc.*	8,200	227,222
athenahealth, Inc.(a)*	18,307	1,090,182
Autodesk, Inc.*	4,500	125,010
Blackbaud, Inc.(a)	22,270	495,953
Cerner Corp.(a)*	3,100	212,412
Check Point Software Technologies Ltd.*	5,800	306,008
Citrix Systems, Inc.*	2,500	136,325
CommVault Systems, Inc.(a)*	6,450	239,037
Concur Technologies, Inc.(a)*	15,745	586,029
Digi International, Inc.(a)*	39,820	438,020
Ebix, Inc.(a)*	21,774	320,078
Electronic Arts, Inc.*	10,100	206,545
Guidance Software, Inc.(a)*	20,600	133,694
Innerworkings, Inc.(a)*	92,967	728,861
Intuit, Inc.*	6,400	303,616
Pegasystems, Inc.(a)	11,264	344,791
QLIK Technologies, Inc.*	21,806	472,318

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Software (Continued)
Quality Systems, Inc.(a)	4,661	$452,117
Rosetta Stone, Inc.(a)*	27,080	247,782
Salesforce.com, Inc.*	6,450	737,106
Ultimate Software Group, Inc.(a)*	17,840	833,485
VeriFone Systems, Inc.*	6,600	231,132
Verint Systems, Inc.(a)*	14,991	394,113
VMware, Inc., Class A(a)*	6,350	510,413

		10,660,286

TOTAL TECHNOLOGY (cost $19,653,511)		20,754,535

UTILITIES—4.6%
Electric—3.4%
American Electric Power Co., Inc.	14,600	555,092
Avista Corp.	15,900	379,215
CMS Energy Corp.	50,675	1,002,858
Constellation Energy Group, Inc.	7,300	277,838
Edison International	5,800	221,850
EnerNOC, Inc.(a)*	10,209	91,881
Entergy Corp.	9,500	629,755
FirstEnergy Corp.	21,000	943,110
GenOn Energy, Inc.*	39,400	109,532
Hawaiian Electric Industries, Inc.	33,955	824,427
Portland General Electric Co.	59,066	1,399,274
PPL Corp.	28,825	822,666
Public Service Enterprise Group, Inc.	9,300	310,341
UIL Holdings Corp.(a)	18,910	622,706

		8,190,545

Gas—0.9%
Atmos Energy Corp.(a)	22,243	721,785
NiSource, Inc.	30,700	656,366
South Jersey Industries, Inc.	11,600	577,100
UGI Corp.	4,600	120,842

		2,076,093

Water—0.3%
American Water Works Co., Inc.	25,625	773,363

		773,363

TOTAL UTILITIES (cost $10,525,692)		11,040,001

TOTAL COMMON STOCK (cost $238,470,073)		223,952,527

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
INVESTMENT FUNDS—24.2%
Cash Collateral Pool—19.4%
ABA Members Collateral Fund(d)	47,070,635	$46,393,831

Collective Investment Fund—4.8%
SSgA S&P MidCap Index Non-Lending Series Fund, Class A*	391,877	11,520,014

TOTAL INVESTMENT FUNDS (cost $60,409,764)		57,913,845

	Units	Value
SHORT-TERM INVESTMENTS—2.2%
Affiliated Funds—2.2%
Northern Trust Global Investments- Collective Short-Term Investment Fund(e)	5,303,445	$5,303,445

TOTAL SHORT-TERM INVESTMENTS (cost $5,303,445)		5,303,445

TOTAL INVESTMENTS—120.1% (cost $ 304,183,282)		287,169,817
Liabilities Less Other Assets—(20.1)%		(48,134,667)

NET ASSETS—100.0%		$239,035,150

(a)	All or a portion of security is on loan.
(b)	Security is exempt from registration under rule 144A of the securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors.
(c)	Security has been deemed worthless by the Northern Trust Investments Valuation Committee.
(d)	Represents security purchased with cash collateral received for securities on loan.
(e)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.
ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited		December 31, 2010
Assets
Investments, at value (cost $138,686,819 and $140,011,607, respectively)	$127,145,429	(a)	$159,857,822	(b)
Investments in collective investment funds, at value (cost $13,937,467 and $16,297,602, respectively)	12,634,424		16,696,553
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $4,421,921 and $3,830,446 and units of 4,421,921 and 3,830,446, respectively)	4,421,921		3,830,446
Foreign currency, at value (cost $531,831 and $491,659, respectively)	523,840		515,235
Receivable for investments sold	668,886		384,883
Interest and dividends receivable	412,886		151,178
Unrealized appreciation of forward currency exchange contracts	—		44
Tax reclaims receivable	300,725		397,033
Other assets	153		—

Total assets	146,108,264		181,833,194

Liabilities
Payable for cash collateral received on securities loaned	6,128,951		9,120,065
Payable for investments purchased	1,379,320		89,105
Payable for fund units redeemed	239,900		349,987
Unrealized depreciation of forward currency exchange contracts	—		130
Investment advisory fee payable	66,078		68,776
ING—program fee payable	67,562		70,586
Trustee, management and administration fees payable	11,541		12,265
ABA Retirement Funds—program fee payable	9,393		9,974
Other accruals	56,476		39,805

Total liabilities	7,959,221		9,760,693

Net Assets (equivalent to $23.30 and $27.30 per unit based on 5,929,470 and 6,302,196 units outstanding, respectively)	$138,149,043		$172,072,501

(a)	Includes securities on loan with a value of $5,896,904 (See Note 6).
(b)	Includes securities on loan with a value of $8,869,194 (See Note 6).

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income
Dividends (net of foreign tax expense of $72,770, $89,486, $281,972 and $150,929, respectively)	$1,060,625	$920,254	$4,412,384	$3,781,752
Interest—affiliated issuers	1,383	—	6,074	—
Securities lending income, net	15,642	7,118	71,339	46,210

Total investment income	1,077,650	927,372	4,489,797	3,827,962

Expenses
ING—program fee	218,270	206,563	679,308	619,566
Trustee, management and administration fees	37,752	35,980	115,913	114,449
Investment advisory fee	197,651	187,329	622,960	567,106
ABA Retirement Funds—program fee	30,826	29,034	94,854	88,005
Legal and audit fees	13,140	17,541	40,715	51,835
Compliance consultant fees	6,902	10,715	21,386	36,032
Reports to unitholders	1,110	1,496	3,438	20,484
Registration fees	9,166	9,103	28,400	12,901
Other fees	2,433	2,255	6,228	16,294

Total expenses	517,250	500,016	1,613,202	1,526,672

Net investment income (loss)	560,400	427,356	2,876,595	2,301,290

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(282,110)	1,349,709	6,385,721	8,828,219
Foreign currency transactions	53,436	53,096	158,769	(273,798)

Net realized gain (loss)	(228,674)	1,402,805	6,544,490	8,554,421

Change in net unrealized appreciation (depreciation) on:
Investments	(33,205,777)	20,625,703	(33,089,599)	(7,757,085)
Foreign currency transactions	(76,171)	25,263	(95,091)	35,550

Change in net unrealized appreciation (depreciation)	(33,281,948)	20,650,966	(33,184,690)	(7,721,535)

Net realized and unrealized gain (loss)	(33,510,622)	22,053,771	(26,640,200)	832,886

Net increase (decrease) in net assets resulting from operations	$(32,950,222)	$22,481,127	$(23,763,605)	$3,134,176

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$2,876,595
Net realized gain (loss) from investments and foreign currency transactions	6,544,490
Change in net unrealized appreciation (depreciation)	(33,184,690)

Net increase (decrease) in net assets resulting from operations	(23,763,605)

From unitholder transactions
Proceeds from units issued	18,592,568
Cost of units redeemed	(28,752,421)

Net increase (decrease) in net assets from unitholder transactions	(10,159,853)

Net increase (decrease) in net assets	(33,923,458)

Net Assets
Beginning of period	172,072,501

End of period	$138,149,043

Number of units
Outstanding-beginning of period	6,302,196
Issued	674,537
Redeemed	(1,047,263)

Outstanding-end of period	5,929,470

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$0.18	$0.73	$0.14	$0.58
Expenses†,††	(0.09)	(0.26)	(0.08)	(0.23)

Net investment income (loss)	0.09	0.47	0.06	0.35
Net realized and unrealized gain (loss)	(5.57)	(4.47)	3.42	0.20

Net increase (decrease) in unit value	(5.48)	(4.00)	3.48	0.55
Net asset value at beginning of period	28.78	27.30	21.98	24.91

Net asset value at end of period	$23.30	$23.30	$25.46	$25.46

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.31%	1.28%	1.29%	1.30%
Ratio of net investment income (loss) to average net assets*	1.42%	2.28%	1.10%	1.95%
Portfolio turnover**,†††	13%	35%	17%	89%
Total return**	(19.04)%	(14.65)%	15.83%	2.21%
Net assets at end of period (in thousands)	$138,149	$138,149	$161,954	$161,954

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the col- lective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects pur- chases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK—91.6%
Australia—2.0%
Bank of Queensland Ltd.(a)	23,500	$160,599
Goodman Fielder Ltd.(a)	169,050	77,448
GrainCorp Ltd.	14,900	102,397
Incitec Pivot Ltd.	64,758	200,656
Macquarie Group Ltd.	4,400	94,073
Metcash Ltd.	51,500	202,207
National Australia Bank Ltd.	15,800	335,512
Newcrest Mining Ltd.	13,164	433,591
OneSteel Ltd.	122,500	143,604
Pacific Brands Ltd.	191,000	121,844
Rio Tinto Ltd.	3,000	175,552
Spotless Group Ltd.	104,500	179,055
St. Barbara Ltd.*	10,900	21,509
TABCORP Holdings Ltd.	25,700	63,566
Telstra Corp. Ltd.	102,300	304,740
Westpac Banking Corp.(a)	8,600	165,207

		2,781,560

Austria—0.4%
OMV A.G.	8,100	242,224
Voestalpine A.G.	3,900	113,034
Wienerberger A.G.	13,280	155,297

		510,555

Belgium—1.8%
AGFA-Gevaert N.V.*	23,000	59,496
Anheuser-Busch InBev N.V.	34,558	1,832,674
Anheuser-Busch InBev N.V. ADR	5,500	291,390
Delhaize Group S.A.	3,900	227,704
KBC Groep N.V.	4,400	101,269

		2,512,533

Brazil—1.0%
All America Latina Logistica S.A.	16,980	77,032
Banco Bradesco S.A.	29,480	359,671
Tele Norte Leste Participacoes S.A.	7,000	76,692
Weg S.A.	84,800	843,377

		1,356,772

Canada—1.5%
Agrium, Inc.	7,910	527,280
Cenovus Energy, Inc.	12,960	399,071
Encana Corp.	16,400	315,643
Lundin Mining Corp.*	30,510	106,263
Precision Drilling Corp.*	35,700	295,953
Suncor Energy, Inc.	8,500	217,045

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Canada (Continued)
Yamana Gold, Inc.(a)	18,250	$249,295

		2,110,550

China—0.7%
China Telecom Corp. Ltd., Class H	1,278,000	797,489
Mindray Medical International Ltd. ADR(a)	8,000	188,880

		986,369

Czech—0.2%
CEZ A.S.	6,390	246,241

Denmark—0.1%
Novo Nordisk A/S, Class B	1,600	159,054

Finland—0.5%
Huhtamaki OYJ(a)	16,900	176,703
Nokia OYJ	98,800	559,628

		736,331

France—6.0%
Air Liquide S.A.	2,710	316,889
Alstom S.A.(a)	8,660	286,470
AXA S.A.	14,600	189,562
BNP Paribas S.A.	13,276	525,480
Bouygues S.A.(a)	3,700	122,439
Carrefour S.A.	18,960	431,310
Ciments Francais S.A.	1,500	124,392
Credit Agricole S.A.	31,841	218,877
France Telecom S.A.	9,500	155,774
L’Oreal S.A.	3,100	303,331
LVMH Moet Hennessy Louis Vuitton S.A.	1,200	159,123
Safran S.A.	10,921	335,478
Sanofi	27,481	1,804,323
Schneider Electric S.A.	6,032	324,744
SCOR S.E.	7,700	165,996
Societe Generale S.A.	3,035	79,519
Suez Environnement Co.	13,849	193,017
Technip S.A.	3,738	299,136
Total S.A.	39,500	1,741,530
Vivendi S.A.	26,800	547,176

		8,324,566

Germany—6.2%
Adidas A.G.	9,838	593,571
Allianz S.E. (Registered)	14,060	1,323,017
BASF S.E.	12,820	777,831
Bayerische Motoren Werke A.G.	6,900	457,182
Daimler A.G. (Registered)	7,025	311,158
Deutsche Bank A.G. (Registered)	7,400	257,823

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Germany (Continued)
E.ON A.G.	39,880	$869,714
Fresenius Medical Care A.G. & Co. KGaA	4,217	285,689
Hannover Rueckversicherung A.G. (Registered)	3,300	149,305
Henkel A.G. & Co. KGaA	5,500	240,656
Infineon Technologies A.G.	35,000	257,748
Merck KGaA	2,900	237,287
Metro A.G.	2,100	88,354
MTU Aero Engines Holding A.G.	1,400	87,770
Muenchener Rueckversicherungs A.G. (Registered)	1,800	223,113
RWE A.G.	4,200	154,651
SAP A.G.	6,560	334,388
Siemens A.G. (Registered)	9,883	892,825
Siemens A.G. ADR(a)	3,200	287,328
Symrise A.G.(a)	16,290	378,488
ThyssenKrupp A.G.	5,000	122,721
Volkswagen A.G.	2,200	272,643

		8,603,262

Greece—0.7%

Coca Cola Hellenic Bottling Co. S.A.*	44,000	778,302
Public Power Corp. S.A.	14,200	113,593
Titan Cement Co. S.A.	5,700	76,880

		968,775

Hong Kong—3.2%

AIA Group Ltd.	400,600	1,133,885
BOC Hong Kong Holdings Ltd.	118,000	246,080
Chaoda Modern Agriculture Holdings Ltd.	182,000	25,709
Cheung Kong Holdings Ltd.	32,121	342,871
Citic Pacific Ltd.	79,000	109,300
Henderson Land Development Co. Ltd.	48,000	212,943
Hong Kong & China Gas Co. Ltd.	570,300	1,284,051
Johnson Electric Holdings Ltd.	110,000	54,472
Kingboard Chemical Holdings Ltd.	45,500	122,418
Power Assets Holdings Ltd.	45,000	342,350
Singamas Container Holdings Ltd.	568,000	90,323
SJM Holdings Ltd.	158,000	274,255
Yue Yuen Industrial Holdings Ltd.	44,500	113,452

		4,352,109

Indonesia—0.5%

Telekomunikasi Indonesia Tbk PT	203,000	174,115
Telekomunikasi Indonesia Tbk PT ADR(a)	15,587	515,462

		689,577

Ireland — 1.3%

Charter International PLC	14,400	193,354
Covidien PLC	21,220	935,802

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Ireland (Continued)
CRH PLC	30,160	$470,613
DCC PLC	4,300	107,872
Shire PLC ADR	1,200	112,716

		1,820,357

Israel—0.5%

Bank Hapoalim BM	67,600	234,687
Check Point Software Technologies Ltd.(a)*	6,900	364,044
Israel Discount Bank Ltd., Class A*	99,840	146,318

		745,049

Italy—1.3%

Enel S.p.A.	173,450	767,383
ENI S.p.A.	38,120	669,765
Finmeccanica S.p.A.	20,300	140,117
Telecom Italia S.p.A.	161,800	175,686

		1,752,951

Japan—16.2%

Amada Co. Ltd.	39,885	259,859
Bank of Yokohama Ltd.	220,677	1,105,585
Bridgestone Corp.	11,100	251,689
Canon, Inc.	18,192	823,600
COMSYS Holdings Corp.	23,600	232,265
Daikin Industries Ltd.	8,500	243,157
FANUC Corp.	1,200	165,217
Fuji Seal International, Inc.	11,500	224,565
FUJIFILM Holdings Corp.	11,000	255,317
Geo Corp.(a)	200	239,768
Heiwa Corp.	14,000	247,838
Hitachi Ltd. ADR(a)	9,400	464,548
Honda Motor Co. Ltd.	11,100	325,456
Inpex Corp.	144	887,398
Itochu Techno-Solutions Corp.	5,800	260,991
JFE Shoji Holdings, Inc.	65,000	285,802
J-Oil Mills, Inc.	51,000	160,614
Kaken Pharmaceutical Co. Ltd.	19,000	265,167
Kaneka Corp.	36,000	203,105
KDDI Corp.	70	480,772
Keihin Corp.	11,900	203,679
Keiyo Bank Ltd.	41,000	221,468
Keyence Corp.	1,414	387,164
Marubeni Corp.	44,000	246,059
Matsumotokiyoshi Holdings Co. Ltd.(a)	8,900	181,136
Miraca Holdings, Inc.	3,600	158,261
Mitsubishi Corp.	25,052	510,183
Mitsubishi UFJ Financial Group, Inc.	83,400	374,852

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust

Collective Trust International All Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Mitsui & Co. Ltd.	50,400	$729,501
Mitsui Fudosan Co. Ltd.	20,000	316,548
Mizuho Financial Group, Inc.	98,200	141,836
Morinaga Milk Industry Co. Ltd.	40,000	176,736
MS&AD Insurance Group Holdings	21,847	473,513
Nihon Kohden Corp.	11,000	295,800
Nintendo Co. Ltd.	4,096	596,624
Nippon Electric Glass Co. Ltd.	14,000	126,843
Nippon Flour Mills Co. Ltd.	49,000	238,112
Nippon Telegraph & Telephone Corp.	13,200	634,410
Nishi-Nippon City Bank Ltd.	94,000	288,739
Nissan Motor Co. Ltd.	40,000	353,495
Nissan Shatai Co. Ltd.	26,000	212,531
Nisshin Oillio Group Ltd.	21,000	100,632
NKSJ Holdings, Inc.	24,155	533,633
Nomura Research Institute Ltd.	21,359	485,514
NS Solutions Corp.	11,300	257,328
NTT DoCoMo, Inc.	446	813,024
ORIX Corp.	1,900	148,069
Sankyu, Inc.	46,000	216,130
Sapporo Hokuyo Holdings, Inc.	49,500	175,056
Secom Co. Ltd.	10,040	482,716
Sega Sammy Holdings, Inc.	8,500	198,531
Sekisui House Ltd.	33,000	311,031
Showa Shell Sekiyu K.K.	12,000	85,501
SMC Corp.	2,709	395,588
Sony Corp.	22,200	426,052
Sugi Holdings Co. Ltd.	9,614	269,494
Sumitomo Corp.	28,500	352,390
Sumitomo Metal Mining Co. Ltd.	29,750	394,342
Sumitomo Mitsui Trust Holdings, Inc.	209,751	693,405
Suzuki Motor Corp.	53,989	1,187,646
Takeda Pharmaceutical Co. Ltd.	2,100	99,709
THK Co. Ltd.	12,553	209,431
Toagosei Co. Ltd.	53,000	259,031

		22,344,456

Luxembourg—0.3%

SES S.A.	17,069	414,452

Malaysia—1.1%

Axiata Group Bhd.	1,070,000	1,529,058

Mexico—0.4%

Grupo Televisa S.A.B. ADR(a)	29,867	549,254

Netherlands—3.6%

Gemalto N.V.(a)	7,483	356,732

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust

Collective Trust International All Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Netherlands (Continued)
Heineken N.V.	22,493	$1,005,170
ING Groep N.V.—CVA*	68,798	484,187
Koninklijke Ahold N.V.	29,700	349,208
Koninklijke KPN N.V.	17,600	231,689
MEDIQ N.V.*	10,700	161,731
Nutreco N.V.	2,000	124,701
Royal Dutch Shell PLC ADR	3,200	196,864
Royal Dutch Shell PLC, Class B	55,248	1,715,916
SBM Offshore N.V.	15,863	275,075

		4,901,273

Norway—0.8%
DnB NOR ASA	43,700	436,204
Norsk Hydro ASA	77,170	350,561
Statoil ASA	16,320	348,656

		1,135,421

Papua N.Guinea—0.7%

Oil Search Ltd.	174,652	942,077

Philippines—0.5%

Philippine Long Distance Telephone Co. ADR	12,861	637,005

Poland—1.0%

Telekomunikacja Polska S.A.	273,616	1,425,375

Portugal—0.2%

Energias de Portugal S.A.	81,500	250,307

Singapore—2.0%

DBS Group Holdings Ltd.	128,991	1,156,386
Golden Agri-Resources Ltd.(a)	656,260	301,404
Keppel Corp. Ltd.(a)	112,500	658,979
Oversea-Chinese Banking Corp. Ltd.(a)	51,000	313,849
SembCorp Industries Ltd.	49,000	126,445
Starhill Global REIT	210,000	92,910
United Overseas Bank Ltd.	13,000	167,332

		2,817,305

South Africa—3.2%

AngloGold Ashanti Ltd.	32,228	1,336,224
Shoprite Holdings Ltd.	47,740	668,106
Standard Bank Group Ltd.	99,562	1,140,449
Tiger Brands Ltd.	48,369	1,253,130

		4,397,909

South Korea—2.4%

E-Mart Co. Ltd.*	1,772	443,220
LG Corp.	2,520	125,619
LG Electronics, Inc.	4,914	281,051
NHN Corp.*	3,267	615,919
The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust

Collective Trust International All Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
South Korea (Continued)
Samsung Electronics Co. Ltd.	534	$374,074
Samsung Fire & Marine Insurance Co. Ltd.	8,238	1,471,016

		3,310,899

Spain—1.3%

Banco Bilbao Vizcaya Argentaria S.A.	16,400	133,625
Banco Santander S.A.	86,104	703,883
Distribuidora Internacional de Alimentacion S.A.*	13,320	52,453
Repsol YPF S.A.	20,100	529,577
Telefonica S.A.	19,400	371,912

		1,791,450

Sweden—1.5%

Atlas Copco AB, Class A(a)	15,198	268,426
Atlas Copco AB, Class B	11,100	174,108
Billerud AB	16,000	107,376
Boliden AB	19,600	202,156
Saab AB, Class B	13,700	246,135
Telefonaktiebolaget LM Ericsson, Class B	54,360	520,778
Trelleborg AB, Class B	31,000	199,392
Volvo AB, Class B	34,700	339,202

		2,057,573

Switzerland—8.4%

ABB Ltd. (Registered)*	21,211	362,242
ABB Ltd. ADR*	14,400	245,952
Baloise Holding A.G. (Registered)	3,300	241,174
BKW FMB Energie A.G.	400	18,784
Cie Financiere Richemont S.A., Class A (Bearer)	5,776	256,406
Clariant A.G. (Registered)(a)*	14,600	131,226
Credit Suisse Group A.G. (Registered)*	10,800	280,257
Foster Wheeler A.G.(a)*	22,132	393,728
Georg Fischer A.G. (Registered)*	500	173,649
Holcim Ltd. (Registered)*	23,414	1,237,857
Nestle S.A. (Registered)	38,101	2,094,465
Noble Corp.*	20,930	614,295
Novartis A.G. (Registered)	41,769	2,331,154
Petroplus Holdings A.G.*	12,100	67,202
Roche Holding A.G. (Genusschein)	6,440	1,036,098
Swiss Life Holding A.G. (Registered)*	1,400	153,028
Swiss Re A.G.*	7,700	358,381
Syngenta A.G. (Registered)*	1,268	328,494
UBS A.G. (Registered)*	18,970	215,945
Valora Holding A.G. (Registered)	500	107,880
Xstrata PLC	25,750	322,928
Zurich Financial Services A.G.*	3,100	641,793

		11,612,938

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Taiwan — 2.9%
AU Optronics Corp.	415,000	$165,535
Chunghwa Telecom Co. Ltd.	157,200	523,105
Delta Electronics, Inc.	179,000	418,955
Quanta Computer, Inc.	283,000	542,794
Taiwan Semiconductor Manufacturing Co. Ltd.	858,000	1,944,022
Uni-President Enterprises Corp.	315,232	405,814

		4,000,225

Thailand — 0.6%
Kasikornbank PCL (Registered)	170,200	639,068
Siam Commercial Bank PCL (Registered)	43,900	149,658

		788,726

Turkey — 0.0%
Akbank T.A.S.	13,979	54,926

United Kingdom — 16.2%
3i Group PLC	36,000	104,719
Afren PLC*	175,000	219,471
Anglo American PLC	26,752	922,519
Anglo American PLC ADR(a)	16,200	276,696
AstraZeneca PLC	13,100	579,999
AstraZeneca PLC ADR	8,800	390,368
Atkins WS PLC	16,000	134,271
Aviva PLC	27,600	130,408
BAE Systems PLC	83,600	344,643
Barclays PLC	134,501	330,162
BG Group PLC	23,217	442,086
BHP Billiton PLC ADR(a)	5,000	265,400
BP PLC	56,000	335,868
BP PLC ADR(a)	9,330	336,533
British American Tobacco PLC	24,200	1,025,671
BT Group PLC	401,200	1,075,419
Carnival PLC	6,500	201,126
Centrica PLC	118,534	544,870
Compass Group PLC	36,994	299,138
Cookson Group PLC	40,600	272,174
Diageo PLC	58,050	1,104,398
Drax Group PLC	17,400	129,174
Firstgroup PLC	42,200	209,178
GKN PLC	69,380	187,561
GlaxoSmithKline PLC	82,137	1,695,766
Home Retail Group PLC	78,000	135,394
HSBC Holdings PLC	100,846	768,548
Intercontinental Hotels Group PLC	10,900	176,939
Johnson Matthey PLC	9,668	236,637
Kazakhmys PLC	6,400	78,366

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Kingfisher PLC	60,000	$229,980
Legal & General Group PLC	207,600	310,685
Logica PLC	148,400	180,522
Marks & Spencer Group PLC	46,000	223,614
Morgan Crucible Co. PLC	27,400	103,944
Next PLC	9,800	383,580
Old Mutual PLC	99,500	160,867
Pearson PLC	22,360	393,551
Persimmon PLC	38,058	268,831
Prudential PLC	35,548	304,249
Reed Elsevier PLC	83,450	635,706
SABMiller PLC	46,860	1,522,978
Serco Group PLC	42,639	337,823
Standard Chartered PLC	14,042	280,257
Tate & Lyle PLC	28,800	278,607
Thomas Cook Group PLC	66,400	40,757
Trinity Mirror PLC*	75,700	48,106
Unilever PLC ADR(a)	6,700	208,973
Vodafone Group PLC	325,420	840,310
Vodafone Group PLC ADR(a)	47,290	1,212,989
WH Smith PLC	29,500	226,536
Willis Group Holdings PLC	20,310	698,055
WM Morrison Supermarkets PLC	88,000	396,793
WPP PLC	16,440	151,606

		22,392,821

United States — 0.4%
Philip Morris International, Inc.	6,940	432,917
Schlumberger Ltd.	1,650	98,555

		531,472

TOTAL COMMON STOCK (cost $138,147,777)		126,541,533

PREFERRED STOCK — 0.4%
Germany — 0.4%
Henkel A.G. & Co. KGaA	11,320	601,479

TOTAL PREFERRED STOCK (cost $539,042)		601,479

RIGHTS — 0.0%
Spain — 0.0%
Banco Bilbao Vizcaya Argentaria S.A.*	16,400	2,417

TOTAL RIGHTS (cost $—)		2,417

Total (cost $138,686,819)		127,145,429

INVESTMENT FUNDS — 9.2%
Cash Collateral Pool — 4.4%
ABA Members Collateral Fund(b)	6,128,951	6,040,826

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2011

Unaudited

	Shares	Value
INVESTMENT FUNDS (Continued)
Exchange-Traded Fund — 4.8%
iShares MSCI Emerging Markets Index(c)	593,483	$6,593,598

TOTAL INVESTMENT FUNDS (cost $13,937,467)		12,634,424

	Units	Value
SHORT-TERM INVESTMENTS — 3.2%
Affiliated Funds — 3.2%
Northern Trust Global Investments—Collective Short-Term Investment Fund(d)	4,421,921	$4,421,921

TOTAL SHORT-TERM INVESTMENTS (cost $4,421,921)		4,421,921

TOTAL INVESTMENTS— 104.4%
(cost $157,046,207)		144,201,774
Liabilities Less Other Assets—(4.4)%		(6,052,731)

NET ASSETS—100.0%		$138,149,043

(a)	All or a portion of security is on loan.
(b)	Represents security purchased with cash collateral received for securities on loan.
(c)	This fund is a regulated investment company (RIC).
(d)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR—American Depositary Receipt

CVA—Certificaten Van Aandelen

MSCI—Morgan Stanley Capital International

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited	December 31, 2010
Assets
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $68,534,318 and $54,048,934 and units of 6,255,562 and 5,051,720, respectively)	$74,547,534	$56,452,974
Cash	—	739
Receivable for investments sold	136,007	—
Receivable for fund units sold	2,703	413,741
Other assets	180	—

Total assets	74,686,424	56,867,454

Liabilities
Payable for investments purchased	—	413,741
Payable for fund units redeemed	136,007	—
Investment advisory fee payable	12,791	—
ING—program fee payable	31,561	25,198
Trustee, management and administration fees payable	5,368	4,385
ABA Retirement Funds—program fee payable	4,385	3,566
Other accruals	21,033	21,814

Total liabilities	211,145	468,704

Net Assets (equivalent to $13.06 and $12.32 per unit based on 5,702,836 and 4,578,551 units outstanding, respectively)	$74,475,279	$56,398,750

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010

Investment income	$—	$—	$—	$—

Expenses

ING—program fee	89,471	67,356	241,456	175,122

Trustee, management and administration fees	15,466	11,538	41,231	32,017
Investment advisory fee	7,139	4,542	19,320	12,716
ABA Retirement Funds—program fee	12,626	9,351	33,732	24,609
Legal and audit fees	5,797	6,458	15,058	15,378
Compliance consultant fees	3,045	3,930	7,909	10,515
Reports to unitholders	490	541	1,272	5,479
Registration fees	4,042	3,333	10,502	4,321
Other fees	732	711	1,900	4,363

Total expenses	138,808	107,760	372,380	284,520

Net investment income (loss)	(138,808)	(107,760)	(372,380)	(284,520)

Net realized and unrealized gain (loss)

Net realized gain (loss) on:
Investments	255,814	116,124	556,796	211,841

Net realized gain (loss)	255,814	116,124	556,796	211,841

Change in net unrealized appreciation (depreciation) on:
Investments	2,333,095	1,068,004	3,609,176	3,177,573

Change in net unrealized appreciation (depreciation)	2,333,095	1,068,004	3,609,176	3,177,573

Net realized and unrealized gain (loss)	2,588,909	1,184,128	4,165,972	3,389,414

Net increase (decrease) in net assets resulting from operations	$2,450,101	$1,076,368	$3,793,592	$3,104,894

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(372,380)
Net realized gain (loss)	556,796
Change in net unrealized appreciation (depreciation)	3,609,176

Net increase (decrease) in net assets resulting from operations	3,793,592

From unitholder transactions
Proceeds from units issued	30,134,596
Cost of units redeemed	(15,851,659)

Net increase (decrease) in net assets from unitholder transactions	14,282,937

Net increase (decrease) in net assets	18,076,529
Net Assets
Beginning of period	56,398,750
End of period	$74,475,279

Number of units
Outstanding-beginning of period	4,578,551
Issued	2,385,384
Redeemed	(1,261,099)

Outstanding-end of period	5,702,836

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.07)	(0.03)	(0.08)

Net investment income (loss)	(0.03)	(0.07)	(0.03)	(0.08)
Net realized and unrealized gain (loss)	0.49	0.81	0.30	0.93

Net increase (decrease) in unit value	0.46	0.74	0.27	0.85
Net asset value at beginning of period	12.60	12.32	12.23	11.65

Net asset value at end of period	$13.06	$13.06	$12.50	$12.50

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.78%	0.79%	0.87%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.79)%	(0.87)%	(0.86)%
Portfolio turnover**,†††	3%	10%	4%	12%
Total return**	3.65%	6.01%	2.22%	7.30%
Net assets at end of period (in thousands)	$74,475	$74,475	$55,047	$55,047

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $113 and units of 0 and 113, respectively)	$—	$113
Investments in collective investment funds, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $60,479,450 and $47,692,232 and units of 3,106,790 and 2,603,083, respectively)	60,094,647	55,135,902
Receivable for investments sold	33,451	—
Receivable for fund units sold	—	433,088
Other assets	48	—

Total assets	60,128,146	55,569,103

Liabilities
Payable for investments purchased	—	433,088
Payable for fund units redeemed	36,312	—
Investment advisory fee payable	5,672	—
ING—program fee payable	27,361	22,068
Trustee, management and administration fees payable	4,670	3,839
ABA Retirement Funds—program fee payable	3,787	3,122
Payable for legal and audit services	3,962	—	(a)
Payable for compliance consultant fees	7,031	—	(b)
Other Accruals	9,593	16,084

Total liabilities	98,388	478,201

Net Assets (equivalent to $16.25 and $17.90 per unit based on 3,693,520 and 3,076,880 units outstanding, respectively)	$60,029,758	$55,090,902

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	84,251	56,461	243,207	156,112
Trustee, management and administration fees	14,569	9,986	41,489	28,942
Investment advisory fee	2,767	2,139	8,762	5,913
ABA Retirement Funds—program fee	11,895	8,075	33,949	22,192
Legal and audit fees	5,218	4,968	14,830	13,237
Compliance consultant fees	2,741	3,028	7,790	9,133
Reports to unitholders	442	500	1,253	5,079
Registration fees	3,642	2,586	10,347	3,502
Other fees	659	658	1,896	4,043

Total expenses	126,184	88,401	363,523	248,153

Net investment income (loss)	(126,184)	(88,401)	(363,523)	(248,153)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	614,661	188,329	1,840,510	420,999

Net realized gain (loss)	614,661	188,329	1,840,510	420,999

Change in net unrealized appreciation (depreciation) on:
Investments	(10,035,138)	4,203,444	(7,828,473)	941,498

Change in net unrealized appreciation (depreciation)	(10,035,138)	4,203,444	(7,828,473)	941,498

Net realized and unrealized gain (loss)	(9,420,477)	4,391,773	(5,987,963)	1,362,497

Net increase (decrease) in net assets resulting from operations	$(9,546,661)	$4,303,372	$(6,351,486)	$1,114,344

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(363,523)
Net realized gain (loss)	1,840,510
Change in net unrealized appreciation (depreciation)	(7,828,473)

Net increase (decrease) in net assets resulting from operations	(6,351,486)

From unitholder transactions
Proceeds from units issued	31,753,238
Cost of units redeemed	(20,462,896)

Net increase (decrease) in net assets from unitholder transactions	11,290,342

Net increase (decrease) in net assets	4,938,856

Net Assets
Beginning of period	55,090,902

End of period	$60,029,758

Number of units
Outstanding-beginning of period	3,076,880
Issued	1,731,082
Redeemed	(1,114,442)

Outstanding-end of period	3,693,520

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.11)	(0.04)	(0.10)

Net investment income (loss)	(0.04)	(0.11)	(0.04)	(0.10)
Net realized and unrealized gain (loss)	(2.62)	(1.54)	1.65	0.61

Net increase (decrease) in unit value	(2.66)	(1.65)	1.61	0.51
Net asset value at beginning of period	18.91	17.90	14.58	15.68

Net asset value at end of period	$16.25	$16.25	$16.19	$16.19

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.80%	0.79%	0.83%	0.83%
Ratio of net investment income (loss) to average net assets*	(0.80)%	(0.79)%	(0.83)%	(0.83)%
Portfolio turnover**,†††	5%	14%	9%	21%
Total return**	(14.07)%	(9.22)%	11.07%	3.28%
Net assets at end of period (in thousands)	$60,030	$60,030	$43,911	$43,911

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the col-lective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.010% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $611 and units of 0 and 611, respectively)	$—		$611
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $240,288,301 and $252,922,382 and units of 16,811,283 and 17,928,521, respectively)	248,302,646		293,418,183
Receivable for investments sold	1,055,812		511,260
Other assets	257		—

Total assets	249,358,715		293,930,054

Liabilities
Payable for fund units redeemed	1,057,235		511,260
Investment advisory fee payable	50,467		—
ING—program fee payable	117,673		122,391
Trustee, management and administration fees payable	20,111		21,243
ABA Retirement Funds—program fee payable	16,371		17,274
Payable for legal and audit services	—	(a)	26,129
Payable for compliance consultant fees	—	(b)	14,606
Other accruals	98,147		74,957

Total liabilities	1,360,004		787,860

Net Assets (equivalent to $31.87 and $35.54 per unit based on 7,780,634 and 8,247,938 units outstanding, respectively)	$247,998,711		$293,142,194

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	375,789	349,095	1,173,156	1,047,051
Trustee, management and administration fees	64,987	60,522	200,164	193,257
Investment advisory fee	26,540	25,530	84,053	92,242
ABA Retirement Funds—program fee	53,065	48,873	163,800	148,321
Legal and audit fees	22,961	29,416	70,805	87,365
Compliance consultant fees	12,061	17,963	37,191	60,744
Reports to unitholders	1,940	2,579	5,979	34,665
Registration fees	16,019	15,275	49,391	21,692
Other fees	2,903	2,958	8,933	26,683

Total expenses	576,265	552,211	1,793,472	1,712,020

Net investment income (loss)	(576,265)	(552,211)	(1,793,472)	(1,712,020)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,209,842	11,939,612	6,070,481	15,987,415

Net realized gain (loss)	2,209,842	11,939,612	6,070,481	15,987,415

Change in net unrealized appreciation (depreciation) on:
Investments	(47,217,225)	16,206,463	(32,481,456)	(3,184,457)

Change in net unrealized appreciation (depreciation)	(47,217,225)	16,206,463	(32,481,456)	(3,184,457)

Net realized and unrealized gain (loss)	(45,007,383)	28,146,075	(26,410,975)	12,802,958

Net increase (decrease) in net assets resulting from operations	$(45,583,648)	$27,593,864	$(28,204,447)	$11,090,938

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(1,793,472)
Net realized gain (loss)	6,070,481
Change in net unrealized appreciation (depreciation)	(32,481,456)

Net increase (decrease) in net assets resulting from operations	(28,204,447)

From unitholder transactions
Proceeds from units issued	31,414,300
Cost of units redeemed	(48,353,336)

Net increase (decrease) in net assets from unitholder transactions	(16,939,036)

Net increase (decrease) in net assets	(45,143,483)

Net Assets
Beginning of period	293,142,194

End of period	$247,998,711

Number of units
Outstanding-beginning of period	8,247,938
Issued	864,019
Redeemed	(1,331,323)

Outstanding-end of period	7,780,634

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.07)	(0.22)	(0.06)	(0.20)

Net investment income (loss)	(0.07)	(0.22)	(0.06)	(0.20)
Net realized and unrealized gain (loss)	(5.73)	(3.45)	3.30	1.53

Net increase (decrease) in unit value	(5.80)	(3.67)	3.24	1.33
Net asset value at beginning of period	37.67	35.54	28.69	30.60

Net asset value at end of period	$31.87	$31.87	$31.93	$31.93

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.83%	0.82%	0.85%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.83)%	(0.82)%	(0.85)%	(0.86)%
Portfolio turnover**,†††	1%	3%	54%	70%
Total return**	(15.40)%	(10.33)%	11.30%	4.36%
Net assets at end of period (in thousands)	$247,999	$247,999	$268,391	$268,391

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the col- lective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited	December 31, 2010

Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $90 and units of 0 and 90, respectively)	$—	$90
Investments in collective investment funds, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $53,617,897 and $35,944,250 and units of 1,728,825 and 1,313,540, respectively)	50,822,257	44,387,144
Receivable for investments sold	146,324	—
Receivable for fund units sold	—	657,452
Other assets	147	—

Total assets	50,968,728	45,044,686

Liabilities
Payable for investments purchased	—	657,452
Payable for fund units redeemed	150,173	—
Investment advisory fee payable	9,529	—
ING—program fee payable	24,618	17,373
Trustee, management and administration fees payable	4,102	3,028
ABA Retirement Funds—program fee payable	3,393	2,462
Other accruals	18,487	15,963

Total liabilities	210,302	696,278

Net Assets (equivalent to $21.34 and $24.69 per unit based on 2,378,183 and 1,796,377 units outstanding, respectively)	$50,758,426	$44,348,408

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	78,796	42,245	221,325	118,531
Trustee, management and administration fees	13,626	7,378	37,758	21,893
Investment advisory fee	4,501	2,969	15,280	10,259
ABA Retirement Funds—program fee	11,126	5,949	30,900	16,756
Legal and audit fees	4,803	3,765	13,496	10,100
Compliance consultant fees	2,523	2,292	7,089	6,969
Reports to unitholders	406	330	1,140	3,838
Registration fees	3,347	1,949	9,410	2,651
Other fees	607	421	1,727	3,016

Total expenses	119,735	67,298	338,125	194,013

Net investment income (loss)	(119,735)	(67,298)	(338,125)	(194,013)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,414,638	154,290	2,590,164	542,982

Net realized gain (loss)	1,414,638	154,290	2,590,164	542,982

Change in net unrealized appreciation (depreciation) on:

Investments	(14,089,860)	3,757,212	(11,238,534)	2,454,305

Change in net unrealized appreciation (depreciation)	(14,089,860)	3,757,212	(11,238,534)	2,454,305

Net realized and unrealized gain (loss)	(12,675,222)	3,911,502	(8,648,370)	2,997,287

Net increase (decrease) in net assets resulting from operations	$(12,794,957)	$3,844,204	$(8,986,495)	$2,803,274

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(338,125)
Net realized gain (loss)	2,590,164
Change in net unrealized appreciation (depreciation)	(11,238,534)

Net increase (decrease) in net assets resulting from operations	(8,986,495)

From unitholder transactions
Proceeds from units issued	38,797,366
Cost of units redeemed	(23,400,853)

Net increase (decrease) in net assets from unitholder transactions	15,396,513

Net increase (decrease) in net assets	6,410,018

Net Assets
Beginning of period	44,348,408

End of period	$50,758,426

Number of units
Outstanding-beginning of period	1,796,377
Issued	1,497,524
Redeemed	(915,718)

Outstanding-end of period	2,378,183

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.15)	(0.04)	(0.13)

Net investment income (loss)	(0.05)	(0.15)	(0.04)	(0.13)
Net realized and unrealized gain (loss)	(5.31)	(3.20)	2.55	2.29

Net increase (decrease) in unit value	(5.36)	(3.35)	2.51	2.16
Net asset value at beginning of period	26.70	24.69	19.31	19.66

Net asset value at end of period	$21.34	$21.34	$21.82	$21.82

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.83%	0.81%	0.84%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.83)%	(0.81)%	(0.84)%	(0.86)%
Portfolio turnover**,†††	8%	16%	6%	22%
Total return**	(20.07)%	(13.57)%	12.98%	10.97%
Net assets at end of period (in thousands)	$50,758	$50,758	$34,198	$34,198

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the col- lective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $54 and units of 0 and 54, respectively)	$—	$54
Investments in collective investment funds, at value:
SSgA Russell Small Cap® Index Non-Lending Series Fund Class A (cost $30,842,437 and $21,991,797 and units of 1,419,067 and 1,138,075, respectively)	27,756,941	26,818,749
Receivable for investments sold	73,296	—
Receivable for fund units sold	—	269,225
Other assets	91	—

Total assets	27,830,328	27,088,028

Liabilities
Payable for investments purchased	—	269,225
Payable for fund units redeemed	73,880	—
Investment advisory fee payable	6,242	—
ING—program fee payable	13,670	10,017
Trustee, management and administration fees payable	2,351	1,745
ABA Retirement Funds—program fee payable	1,896	1,419
Other accruals	10,875	9,553

Total liabilities	108,914	291,959

Net Assets (equivalent to $21.43 and $25.98 per unit based on 1,293,850 and 1,031,517 units outstanding, respectively)	$27,721,414	$26,796,069

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	44,692	25,010	132,049	71,246
Trustee, management and administration fees	7,729	4,386	22,531	13,182
Investment advisory fee	3,109	1,871	9,853	6,323
ABA Retirement Funds—program fee	6,311	3,512	18,440	10,059
Legal and audit fees	2,710	2,208	8,009	6,048
Compliance consultant fees	1,424	1,344	4,207	4,179
Reports to unitholders	228	194	676	2,320
Registration fees	1,891	1,143	5,588	1,569
Other fees	342	247	1,021	1,820

Total expenses	68,436	39,915	202,374	116,746

Net investment income (loss)	(68,436)	(39,915)	(202,374)	(116,746)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	848,283	76,340	1,866,468	326,984

Net realized gain (loss)	848,283	76,340	1,866,468	326,984

Change in net unrealized appreciation (depreciation) on:

Investments	(8,722,358)	1,893,778	(7,912,448)	950,091

Change in net unrealized appreciation (depreciation)	(8,722,358)	1,893,778	(7,912,448)	950,091

Net realized and unrealized gain (loss)	(7,874,075)	1,970,118	(6,045,980)	1,277,075

Net increase (decrease) in net assets resulting from operations	$(7,942,511)	$1,930,203	$(6,248,354)	$1,160,329

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(202,374)
Net realized gain (loss)	1,866,468
Change in net unrealized appreciation (depreciation)	(7,912,448)

Net increase (decrease) in net assets resulting from operations	(6,248,354)

From unitholder transactions
Proceeds from units issued	23,077,739
Cost of units redeemed	(15,904,040)

Net increase (decrease) in net assets from unitholder transactions	7,173,699

Net increase (decrease) in net assets	925,345

Net Assets
Beginning of period	26,796,069

End of period	$27,721,414

Number of units
Outstanding-beginning of period	1,031,517
Issued	874,073
Redeemed	(611,740)

Outstanding-end of period	1,293,850

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.16)	(0.04)	(0.14)

Net investment income (loss)	(0.05)	(0.16)	(0.04)	(0.14)
Net realized and unrealized gain (loss)	(6.01)	(4.39)	2.27	1.87

Net increase (decrease) in unit value	(6.06)	(4.55)	2.23	1.73
Net asset value at beginning of period	27.49	25.98	20.17	20.67

Net asset value at end of period	$21.43	$21.43	$22.40	$22.40

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.84%	0.81%	0.85%	0.86%
Ratio of net investment income (loss) to average net assets*	(0.84)%	(0.81)%	(0.85)%	(0.86)%
Portfolio turnover**,†††	8%	23%	12%	33%
Total return**	(22.04)%	(17.51)%	11.05%	8.36%
Net assets at end of period (in thousands)	$27,721	$27,721	$19,824	$19,824

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the col- lective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $87 and units of 0 and 87, respectively)	$—	$87
Investments in collective investment funds, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $49,656,993 and $39,231,983 and units of 4,005,738 and 3,283,291, respectively)	44,503,752	44,193,095
Receivable for investments sold	200,019	—
Receivable for fund units sold	495	1,216,106
Other assets	31	25

Total assets	44,704,297	45,409,313

Liabilities
Payable for investments purchased	—	1,216,106
Payable for fund units redeemed	200,020	—
Investment advisory fee payable	30,002	—
ING—program fee payable	21,658	17,216
Trustee, management and administration fees payable	3,683	3,003
ABA Retirement Funds—program fee payable	3,000	2,442
Other accruals	16,614	29,468

Total liabilities	274,977	1,268,235

Net Assets (equivalent to $23.72 and $28.94 per unit based on 1,873,326 and 1,525,410 units outstanding, respectively)	$44,429,320	$44,141,078

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	70,028	42,287	198,989	112,750
Trustee, management and administration fees	12,111	7,611	33,978	21,019
Investment advisory fee	15,319	9,479	46,419	22,998
ABA Retirement Funds—program fee	9,890	6,132	27,806	16,114
Legal and audit fees	4,235	3,810	12,082	9,661
Compliance consultant fees	2,224	2,325	6,346	6,645
Reports to unitholders	357	317	1,020	3,556
Registration fees	2,956	1,973	8,430	2,621
Other fees	537	406	1,538	2,802

Total expenses	117,657	74,340	336,608	198,166

Net investment income (loss)	(117,657)	(74,340)	(336,608)	(198,166)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	210,967	(1,097)	420,132	1,343

Net realized gain (loss)	210,967	(1,097)	420,132	1,343

Change in net unrealized appreciation (depreciation) on:
Investments	(11,704,148)	4,792,152	(10,114,353)	1,451,748

Change in net unrealized appreciation (depreciation)	(11,704,148)	4,792,152	(10,114,353)	1,451,748

Net realized and unrealized gain (loss)	(11,493,181)	4,791,055	(9,694,221)	1,453,091

Net increase (decrease) in net assets resulting from operations	$(11,610,838)	$4,716,715	$(10,030,829)	$1,254,925

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(336,608)
Net realized gain (loss)	420,132
Change in net unrealized appreciation (depreciation)	(10,114,353)

Net increase (decrease) in net assets resulting from operations	(10,030,829)

From unitholder transactions
Proceeds from units issued	21,993,069
Cost of units redeemed	(11,673,998)

Net increase (decrease) in net assets from unitholder transactions	10,319,071

Net increase (decrease) in net assets	288,242

Net Assets
Beginning of period	44,141,078

End of period	$44,429,320

Number of units
Outstanding-beginning of period	1,525,410
Issued	755,191
Redeemed	(407,275)

Outstanding-end of period	1,873,326

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.06)	(0.19)	(0.06)	(0.17)

Net investment income (loss)	(0.06)	(0.19)	(0.06)	(0.17)
Net realized and unrealized gain (loss)	(6.16)	(5.03)	3.85	0.94

Net increase (decrease) in unit value	(6.22)	(5.22)	3.79	0.77
Net asset value at beginning of period	29.94	28.94	23.26	26.28

Net asset value at end of period	$23.72	$23.72	$27.05	$27.05

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.92%	0.89%	0.92%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.92)%	(0.89)%	(0.92)%	(0.92)%
Portfolio turnover**,†††	5%	8%	3%	11%
Total return**	(20.77)%	(18.04)%	16.29%	2.93%
Net assets at end of period (in thousands)	$44,429	$44,429	$36,214	$36,214

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the col- lective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.050% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $27 and units of 0 and 27, respectively)	$—		$27
Investments in collective investment funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $9,595,951 and $5,540,816 and units of 454,724 and 275,552, respectively)	10,411,365		5,707,777
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $5,352,229 and $3,227,671 and units of 199,327 and 141,916, respectively)	5,087,019		3,816,552
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $5,526,873 and $2,745,087 and units of 598,706 and 332,103, respectively)	5,105,169		3,279,185
Receivable for investments sold	510,402		—
Receivable for fund units sold	3,514		38,418
Other assets	39		—

Total assets	21,117,508		12,841,959

Liabilities
Payable for investments purchased	513,757		38,418
Investment advisory fee payable	7,353		—
ING—program fee payable	9,358		5,478
Trustee, management and administration fees payable	1,625		954
ABA Retirement Funds—program fee payable	1,307		776
Payable for legal and audit services	—	(a)	1,122
Payable for compliance consultant fees	—	(b)	627
Other accruals	6,164		5,139

Total liabilities	539,564		52,514

Net Assets (equivalent to $16.62 and $16.62 per unit based on 1,237,966 and 769,370 units outstanding, respectively)	$20,577,944		$12,789,445

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	27,934	13,083	71,329	32,469
Trustee, management and administration fees	4,830	2,260	12,197	5,943
Investment advisory fee	3,980	1,900	10,622	5,229
ABA Retirement Funds—program fee	3,944	1,839	9,981	4,581
Legal and audit fees	1,755	1,263	4,438	2,871
Compliance consultant fees	922	768	2,331	1,955
Reports to unitholders	149	105	375	995
Registration fees	1,222	652	3,093	830
Other fees	221	140	577	798

Total expenses	44,957	22,010	114,943	55,671

Net investment income (loss)	(44,957)	(22,010)	(114,943)	(55,671)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	349,549	131,312	1,021,074	465,833

Net realized gain (loss)	349,549	131,312	1,021,074	465,833

Change in net unrealized appreciation (depreciation) on:
Investments	(1,290,811)	598,226	(1,161,440)	350,679

Change in net unrealized appreciation (depreciation)	(1,290,811)	598,226	(1,161,440)	350,679

Net realized and unrealized gain (loss)	(941,262)	729,538	(140,366)	816,512

Net increase (decrease) in net assets resulting from operations	$(986,219)	$707,528	$(255,309)	$760,841

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(114,943)
Net realized gain (loss)	1,021,074
Change in net unrealized appreciation (depreciation)	(1,161,440)

Net increase (decrease) in net assets resulting from operations	(255,309)

From unitholder transactions
Proceeds from units issued	13,856,205
Cost of units redeemed	(5,812,397)

Net increase (decrease) in net assets from unitholder transactions	8,043,808

Net increase (decrease) in net assets	7,788,499

Net Assets
Beginning of period	12,789,445

End of period	$20,577,944

Number of units
Outstanding-beginning of period	769,370
Issued	803,955
Redeemed	(335,359)

Outstanding-end of period	1,237,966

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.11)	(0.03)	(0.10)

Net investment income (loss)	(0.04)	(0.11)	(0.03)	(0.10)
Net realized and unrealized gain (loss)	(0.76)	0.11	1.14	1.37

Net increase (decrease) in unit value	(0.80)	—	1.11	1.27
Net asset value at beginning of period	17.42	16.62	14.67	14.51

Net asset value at end of period	$16.62	$16.62	$15.78	$15.78

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.84%	0.83%	0.90%	0.91%
Ratio of net investment income (loss) to average net assets*	(0.84)%	(0.83)%	(0.90)%	(0.91)%
Portfolio turnover**,†††	11%	28%	9%	30%
Total return**	(4.59)%	0.00%	7.57%	8.75%
Net assets at end of period (in thousands)	$20,578	$20,578	$10,673	$10,673

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the col- lective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

	September 30, 2011	December 31,
	Unaudited	2010
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $34,662,695 and $33,661,787 and units of 2,942,745 and 2,920,687, respectively)	$35,780,838	$35,550,602
Cash	—	74
Receivable for investments sold	—	258,989
Receivable for fund units sold	32,728	—
Other assets	31	—

Total assets	35,813,597	35,809,665

Liabilities
Payable for investments purchased	32,717	—
Payable for fund units redeemed	—	258,989
Retirement Date Fund management fee payable	15,888	17,113
ING—program fee payable	15,960	15,495
Trustee, management and administration fees payable	3,471	3,442
ABA Retirement Funds—program fee payable	2,212	2,199
Payable for legal and audit services	2,344	—	(a)
Payable for compliance consultant fees	4,221	—	(b)
Other accruals	5,806	7,464

Total liabilities	82,619	304,702

Net Assets (equivalent to $11.81 and $11.91 per unit based on 3,024,327and 2,982,118 units outstanding, respectively)	$35,730,978	$35,504,963

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	48,425	45,748	143,353	128,589
Trustee, management and administration fees	10,753	10,511	31,508	26,259
Retirement Date Fund management fee	8,892	8,424	25,907	24,245
ABA Retirement Funds—program fee	6,837	6,370	20,008	18,105
Legal and audit fees	3,063	4,099	8,791	10,963
Compliance consultant fees	1,609	2,498	4,618	7,565
Reports to unitholders	258	351	742	4,151
Registration fees	2,138	2,122	6,134	2,882
Other fees	389	433	1,151	3,243

Total expenses	82,364	80,556	242,212	226,002

Net investment income (loss)	(82,364)	(80,556)	(242,212)	(226,002)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	197,362	1,603,382	688,298	2,424,547

Net realized gain (loss)	197,362	1,603,382	688,298	2,424,547

Change in net unrealized appreciation (depreciation) on:
Investments	(1,769,540)	356,689	(770,672)	(422,755)

Change in net unrealized appreciation (depreciation)	(1,769,540)	356,689	(770,672)	(422,755)

Net realized and unrealized gain (loss)	(1,572,178)	1,960,071	(82,374)	2,001,792

Net increase (decrease) in net assets resulting from operations	$(1,654,542)	$1,879,515	$(324,586)	$1,775,790

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(242,212)
Net realized gain (loss)	688,298
Change in net unrealized appreciation (depreciation)	(770,672)

Net increase (decrease) in net assets resulting from operations	(324,586)

From unitholder transactions
Proceeds from units issued	8,162,747
Cost of units redeemed	(7,612,146)

Net increase (decrease) in net assets from unitholder transactions	550,601

Net increase (decrease) in net assets	226,015

Net Assets
Beginning of period	35,504,963

End of period	$35,730,978

Number of units
Outstanding-beginning of period	2,982,118
Issued	666,336
Redeemed	(624,127)

Outstanding-end of period	3,024,327

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.08)	(0.03)	(0.08)

Net investment income (loss)	(0.03)	(0.08)	(0.03)	(0.08)
Net realized and unrealized gain (loss)	(0.52)	(0.02)	0.66	0.69

Net increase (decrease) in unit value	(0.55)	(0.10)	0.63	0.61
Net asset value at beginning of period	12.36	11.91	10.92	10.94

Net asset value at end of period	$11.81	$11.81	$11.55	$11.55

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.88%	0.89%	0.96%	0.93%
Ratio of net investment income (loss) to average net assets*	(0.88)%	(0.89)%	(0.96)%	(0.93)%
Portfolio turnover**,†††	5%	17%	55%	87%
Total return**	(4.45)%	(0.84)%	5.77%	5.58%
Net assets at end of period (in thousands)	$35,731	$35,731	$34,516	$34,516

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the col- lective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited		December 31, 2010
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $58,912,990 and $65,124,151 and units of 4,797,615 and 5,438,050, respectively)	$62,085,941		$69,514,596
Cash	—		146
Receivable for investments sold	237,913		—
Receivable for fund units sold	—		21,845
Other assets	52		—

Total assets	62,323,906		69,536,587

Liabilities
Payable for investments purchased	—		21,845
Payable for fund units redeemed	237,924		—
Retirement Date Fund management fee payable	30,978		31,464
ING—program fee payable	28,084		29,424
Trustee, management and administration fees payable	6,097		6,498
ABA Retirement Funds—program fee payable	3,914		4,151
Payable for legal and audit services	—	(a)	6,207
Other accruals	22,909		8,463

Total liabilities	329,906		108,052

Net Assets (equivalent to $14.31 and $14.24 per unit based on 4,330,802 and 4,877,243 units outstanding, respectively)	$61,994,000		$69,428,535

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	85,566	87,990	268,689	252,221
Trustee, management and administration fees	18,997	19,078	59,085	50,320
Retirement Date Fund management fee	15,893	14,411	51,955	45,796
ABA Retirement Funds—program fee	12,079	12,254	37,518	35,532
Legal and audit fees	5,338	7,749	16,367	21,374
Compliance consultant fees	2,803	4,725	8,596	14,784
Reports to unitholders	451	666	1,382	8,210
Registration fees	3,723	4,013	11,416	5,522
Other fees	674	802	2,066	6,381

Total expenses	145,524	151,688	457,074	440,140

Net investment income (loss)	(145,524)	(151,688)	(457,074)	(440,140)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	526,054	4,924,562	2,285,156	5,800,084

Net realized gain (loss)	526,054	4,924,562	2,285,156	5,800,084

Change in net unrealized appreciation (depreciation) on:
Investments	(2,585,878)	56,382	(1,217,494)	(357,097)

Change in net unrealized appreciation (depreciation)	(2,585,878)	56,382	(1,217,494)	(357,097)

Net realized and unrealized gain (loss)	(2,059,824)	4,980,944	1,067,662	5,442,987

Net increase (decrease) in net assets resulting from operations	$(2,205,348)	$4,829,256	$610,588	$5,002,847

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(457,074)
Net realized gain (loss)	2,285,156
Change in net unrealized appreciation (depreciation)	(1,217,494)

Net increase (decrease) in net assets resulting from operations	610,588

From unitholder transactions
Proceeds from units issued	13,227,501
Cost of units redeemed	(21,272,624)

Net increase (decrease) in net assets from unitholder transactions	(8,045,123)

Net increase (decrease) in net assets	(7,434,535)

Net Assets
Beginning of period	69,428,535

End of period	$61,994,000

Number of units
Outstanding-beginning of period	4,877,243
Issued	903,248
Redeemed	(1,449,689)

Outstanding-end of period	4,330,802

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.10)	(0.03)	(0.09)

Net investment income (loss)	(0.03)	(0.10)	(0.03)	(0.09)
Net realized and unrealized gain (loss)	(0.48)	0.17	1.04	1.13

Net increase (decrease) in unit value	(0.51)	0.07	1.01	1.04
Net asset value at beginning of period	14.82	14.24	12.78	12.75

Net asset value at end of period	$14.31	$14.31	$13.79	$13.79

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.92%	0.90%	0.94%	0.93%
Ratio of net investment income (loss) to average net assets*	(0.92)%	(0.90)%	(0.94)%	(0.93)%
Portfolio turnover**,†††	3%	13%	62%	88%
Total return**	(3.44)%	0.49%	7.90%	8.16%
Net assets at end of period (in thousands)	$61,994	$61,994	$65,068	$65,068

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the col- lective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $275 and units of 0 and 275, respectively)	$—	$275
Investments in collective investment funds, at value:
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $134,406,983 and $123,528,089 and units of 10,610,128 and 10,044,096, respectively)	141,284,464	135,866,487
Receivable for investments sold	263,836	—
Receivable for fund units sold	—	461,938
Other assets	113	—

Total assets	141,548,413	136,328,700

Liabilities
Payable for investments purchased	—	461,938
Payable for fund units redeemed	263,962	—
Retirement Date Fund management fee payable	68,936	58,970
ING—program fee payable	63,463	55,248
Trustee, management and administration fees payable	13,791	12,208
ABA Retirement Funds—program fee payable	8,813	7,799
Payable for legal and audit services	9,295	—	(a)
Other accruals	39,438	28,107

Total liabilities	467,698	624,270

Net Assets (equivalent to $16.11 and $16.48 per unit based on 8,757,948and 8,237,096 units outstanding, respectively)	$141,080,715	$135,704,430

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	194,009	155,197	573,699	444,420
Trustee, management and administration fees	43,078	33,862	126,174	88,874
Retirement Date Fund management fee	36,016	27,086	110,307	82,350
ABA Retirement Funds—program fee	27,390	21,755	80,119	62,729
Legal and audit fees	12,087	13,581	35,050	37,581
Compliance consultant fees	6,349	8,282	18,410	26,000
Reports to unitholders	1,022	1,169	2,960	14,458
Registration fees	8,429	7,035	24,446	9,692
Other fees	1,527	1,413	4,429	11,239

Total expenses	329,907	269,380	975,594	777,343

Net investment income (loss)	(329,907)	(269,380)	(975,594)	(777,343)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	766,337	7,839,106	2,979,576	9,051,917

Net realized gain (loss)	766,337	7,839,106	2,979,576	9,051,917

Change in net unrealized appreciation (depreciation) on:
Investments	(10,201,561)	3,324,481	(5,460,917)	464,249

Change in net unrealized appreciation (depreciation)	(10,201,561)	3,324,481	(5,460,917)	464,249

Net realized and unrealized gain (loss)	(9,435,224)	11,163,587	(2,481,341)	9,516,166

Net increase (decrease) in net assets resulting from operations	$(9,765,131)	$10,894,207	$(3,456,935)	$8,738,823

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(975,594)
Net realized gain (loss)	2,979,576
Change in net unrealized appreciation (depreciation)	(5,460,917)

Net increase (decrease) in net assets resulting from operations	(3,456,935)

From unitholder transactions
Proceeds from units issued	36,842,032
Cost of units redeemed	(28,008,812)

Net increase (decrease) in net assets from unitholder transactions	8,833,220

Net increase (decrease) in net assets	5,376,285
Net Assets
Beginning of period	135,704,430

End of period	$141,080,715

Number of units
Outstanding-beginning of period	8,237,096
Issued	2,182,814
Redeemed	(1,661,962)

Outstanding-end of period	8,757,948

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.11)	(0.04)	(0.10)

Net investment income (loss)	(0.04)	(0.11)	(0.04)	(0.10)
Net realized and unrealized gain (loss)	(1.08)	(0.26)	1.47	1.25

Net increase (decrease) in unit value	(1.12)	(0.37)	1.43	1.15
Net asset value at beginning of period	17.23	16.48	14.17	14.45

Net asset value at end of period	$16.11	$16.11	$15.60	$15.60

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.90%	0.89%	0.93%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.90)%	(0.89)%	(0.93)%	(0.92)%
Portfolio turnover**,†††	3%	10%	61%	87%
Total return**	(6.50)%	(2.25)%	10.12%	7.99%
Net assets at end of period (in thousands)	$141,081	$141,081	$119,896	$119,896

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $221 and units of 0 and 221, respectively)	$—		$221
Investments in collective investment funds, at value:
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $100,212,845 and $96,155,242 and units of 7,790,540 and 7,760,728,respectively)	103,902,434		108,526,023
Receivable for investments sold	462,093		22,508
Other assets	89		—

Total assets	104,364,616		108,548,752

Liabilities
Payable for fund units redeemed	463,090		22,508
Retirement Date Fund management fee payable	51,967		48,332
ING—program fee payable	47,304		44,292
Trustee, management and administration fees payable	10,282		9,803
ABA Retirement Funds—program fee payable	6,566		6,263
Payable for legal and audit services	—	(a)	9,567
Other accruals	37,756		13,044

Total liabilities	616,965		153,809

Net Assets (equivalent to $17.48 and $18.45 per unit based on 5,935,375 and 5,874,159 units outstanding, respectively)	$103,747,651		$108,394,943

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	146,345	121,025	447,080	340,186
Trustee, management and administration fees	32,497	26,486	98,296	68,167
Retirement Date Fund management fee	26,982	22,691	83,371	64,563
ABA Retirement Funds—program fee	20,662	17,036	62,416	48,083
Legal and audit fees	9,088	10,731	27,201	28,916
Compliance consultant fees	4,773	6,544	14,287	19,969
Reports to unitholders	768	921	2,297	10,989
Registration fees	6,341	5,560	18,975	7,573
Other fees	1,149	1,127	3,599	8,572

Total expenses	248,605	212,121	757,522	597,018

Net investment income (loss)	(248,605)	(212,121)	(757,522)	(597,018)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	619,994	5,019,930	3,620,369	4,982,174

Net realized gain (loss)	619,994	5,019,930	3,620,369	4,982,174

Change in net unrealized appreciation (depreciation) on:
Investments	(11,414,318)	4,761,320	(8,681,192)	1,777,839

Change in net unrealized appreciation (depreciation)	(11,414,318)	4,761,320	(8,681,192)	1,777,839

Net realized and unrealized gain (loss)	(10,794,324)	9,781,250	(5,060,823)	6,760,013

Net increase (decrease) in net assets resulting from operations	$(11,042,929)	$9,569,129	$(5,818,345)	$6,162,995

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(757,522)
Net realized gain (loss)	3,620,369
Change in net unrealized appreciation (depreciation)	(8,681,192)

Net increase (decrease) in net assets resulting from operations	(5,818,345)

From unitholder transactions
Proceeds from units issued	25,854,639
Cost of units redeemed	(24,683,586)

Net increase (decrease) in net assets from unitholder transactions	1,171,053

Net increase (decrease) in net assets	(4,647,292)

Net Assets
Beginning of period	108,394,943

End of period	$103,747,651

Number of units
Outstanding-beginning of period	5,874,159
Issued	1,369,936
Redeemed	(1,308,720)

Outstanding-end of period	5,935,375

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.13)	(0.03)	(0.11)

Net investment income (loss)	(0.04)	(0.13)	(0.03)	(0.11)
Net realized and unrealized gain (loss)	(1.82)	(0.84)	1.79	1.29

Net increase (decrease) in unit value	(1.86)	(0.97)	1.76	1.18
Net asset value at beginning of period	19.34	18.45	15.45	16.03

Net asset value at end of period	$17.48	$17.48	$17.21	$17.21

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.90%	0.90%	0.93%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.90)%	(0.90)%	(0.93)%	(0.92)%
Portfolio turnover**,†††	4%	13%	58%	81%
Total return**	(9.62)%	(5.26)%	11.36%	7.33%
Net assets at end of period (in thousands)	$103,748	$103,748	$96,098	$96,098

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $131 and units of 0 and 131, respectively)	$—	$131
Investments in collective investment funds, at value:
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $67,104,340 and $58,128,417 and units of 5,167,311 and 4, 645, 229, respectively)	67,247,390	66,022,644
Receivable for investments sold	28,359	—
Receivable for fund units sold	—	46,485
Other assets	58	—

Total assets	67,275,807	66,069,260

Liabilities
Payable for investments purchased	—	46,485
Payable for fund units redeemed	29,871	—
Retirement Date Fund management fee payable	34,185	28,448
ING—program fee payable	30,899	26,294
Trustee, management and administration fees payable	6,722	5,795
ABA Retirement Funds—program fee payable	4,279	3,703
Payable for legal and audit services	4,540	5,805
Payable for compliance consultant fees	8,170	—	(a)
Other accruals	11,141	7,914

Total liabilities	129,807	124,444

Net Assets (equivalent to $18.72 and $20.59 per unit based on 3,586,803 and 3,203,304 units outstanding, respectively)	$67,146,000	$65,944,816

(a)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	96,191	73,253	282,361	210,020
Trustee, management and administration fees	21,362	15,930	62,101	41,946
Retirement Date Fund management fee	17,978	13,202	53,915	39,339
ABA Retirement Funds—program fee	13,581	10,252	39,432	29,629
Legal and audit fees	5,930	6,416	17,188	17,763
Compliance consultant fees	3,115	3,911	9,028	12,288
Reports to unitholders	502	554	1,452	6,837
Registration fees	4,137	3,324	11,990	4,581
Other fees	751	674	2,291	5,320

Total expenses	163,547	127,516	479,758	367,723

Net investment income (loss)	(163,547)	(127,516)	(479,758)	(367,723)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	305,504	4,517,729	1,312,938	4,222,761

Net realized gain (loss)	305,504	4,517,729	1,312,938	4,222,761

Change in net unrealized appreciation (depreciation) on:
Investments	(10,403,035)	1,724,596	(7,751,177)	(582,535)

Change in net unrealized appreciation (depreciation)	(10,403,035)	1,724,596	(7,751,177)	(582,535)

Net realized and unrealized gain (loss)	(10,097,531)	6,242,325	(6,438,239)	3,640,226

Net increase (decrease) in net assets resulting from operations	$(10,261,078)	$6,114,809	$(6,917,997)	$3,272,503

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(479,758)
Net realized gain (loss)	1,312,938
Change in net unrealized appreciation (depreciation)	(7,751,177)

Net increase (decrease) in net assets resulting from operations	(6,917,997)

From unitholder transactions
Proceeds from units issued	18,945,183
Cost of units redeemed	(10,826,002)

Net increase (decrease) in net assets from unitholder transactions	8,119,181

Net increase (decrease) in net assets	1,201,184

Net Assets
Beginning of period	65,944,816

End of period	$67,146,000

Number of units
Outstanding-beginning of period	3,203,304
Issued	900,707
Redeemed	(517,208)

Outstanding-end of period	3,586,803

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.14)	(0.04)	(0.12)

Net investment income (loss)	(0.05)	(0.14)	(0.04)	(0.12)
Net realized and unrealized gain (loss)	(2.84)	(1.73)	2.07	1.25

Net increase (decrease) in unit value	(2.89)	(1.87)	2.03	1.13
Net asset value at beginning of period	21.61	20.59	16.93	17.83

Net asset value at end of period	$18.72	$18.72	$18.96	$18.96

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.91%	0.90%	0.93%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.91)%	(0.90)%	(0.93)%	(0.92)%
Portfolio turnover**,†††	2%	6%	59%	82%
Total return**	(13.37)%	(9.08)%	11.99%	6.34%
Net assets at end of period (in thousands)	$67,146	$67,146	$57,008	$57,008

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $1,127,431 and $966,209 and units of 1,127,431 and 966,209, respectively)	$1,127,431		$966,209
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $12,152,655 and $8,604,186 and units of 1,071,666 and 785,284, respectively)	12,771,040		8,775,547
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $2,939,996 and $2,573,201 and units of 184,728 and 182,600, respectively)	2,728,430		2,988,439
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $2,495,611 and $1,542,057 and units of 116,869 and 76,418, respectively)	2,675,827		1,582,916
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,146,478 and $861,116 and units of 42,647 and 37,381, respectively)	1,088,396		1,005,281
SSgA International Index Non-Lending Series Fund Class A (cost $2,152,330 and $841,624 and units of 160,165 and 69,588, respectively)	1,845,581		950,505
Receivable for investments sold	242,740		—
Receivable for fund units sold	11,964		8,869
Interest and dividends receivable	21		84
Other assets	13		—

Total assets	22,491,443		16,277,850

Liabilities
Payable for investments purchased	262,736		8,337
Investment advisory fee payable	3,649		—
ING—program fee payable	9,650		6,886
Trustee, management and administration fees payable	1,636		1,206
ABA Retirement Funds—program fee payable	1,351		981
Payable for legal and audit services	—	(a)	1,438
Payable for compliance consultant fees	—	(b)	803
Payable for reports to unitholders	—	(c)	277
Other accruals	6,387		3,693

Total liabilities	285,409		23,621

Net Assets (equivalent to $15.90 and $15.64 per unit based on 1,396,269 and 1,039,603 units outstanding, respectively)	$22,206,034		$16,254,229

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income
Interest	$—	$—	$220	$556
Interest—affiliated issuers	148	207	543	207

Total investment income	148	207	763	763

Expenses
ING—program fee	27,016	15,358	72,074	34,770
Trustee, management and administration fees	4,671	2,809	12,332	6,497
Investment advisory fee	2,005	1,223	5,644	3,444
ABA Retirement Funds—program fee	3,812	2,266	10,089	5,012
Legal and audit fees	1,739	1,575	4,485	3,183
Compliance consultant fees	913	962	2,355	2,149
Reports to unitholders	147	123	379	1,014
Registration fees	1,211	815	3,126	993
Other fees	220	160	566	819

Total expenses	41,734	25,291	111,050	57,881

Net investment income (loss)	(41,586)	(25,084)	(110,287)	(57,118)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	101,369	133,744	980,841	307,445

Net realized gain (loss)	101,369	133,744	980,841	307,445

Change in net unrealized appreciation (depreciation) on:
Investments	(526,552)	482,244	(658,300)	430,941

Change in net unrealized appreciation (depreciation)	(526,552)	482,244	(658,300)	430,941

Net realized and unrealized gain (loss)	(425,183)	615,988	322,541	738,386

Net increase (decrease) in net assets resulting from operations	$(466,769)	$590,904	$212,254	$681,268

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(110,287)
Net realized gain (loss)	980,841
Change in net unrealized appreciation (depreciation)	(658,300)

Net increase (decrease) in net assets resulting from operations	212,254

From unitholder transactions
Proceeds from units issued	14,306,217
Cost of units redeemed	(8,566,666)

Net increase (decrease) in net assets from unitholder transactions	5,739,551

Net increase (decrease) in net assets	5,951,805
Net Assets
Beginning of period	16,254,229

End of period	$22,206,034

Number of units
Outstanding-beginning of period	1,039,603
Issued	891,411
Redeemed	(534,745)

Outstanding-end of period	1,396,269

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income(a)†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.10)	(0.03)	(0.10)

Net investment income (loss)	(0.03)	(0.10)	(0.03)	(0.10)
Net realized and unrealized gain (loss)	(0.31)	0.36	0.77	1.07

Net increase (decrease) in unit value	(0.34)	0.26	0.74	0.97
Net asset value at beginning of period	16.24	15.64	14.62	14.39

Net asset value at end of period	$15.90	$15.90	$15.36	$15.36

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.78%	0.80%	0.85%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.79)%	(0.84)%	(0.85)%
Portfolio turnover**,†††	5%	44%	11%	32%
Total return**	(2.09)%	1.67%	5.06%	6.74%
Net assets at end of period (in thousands)	$22,206	$22,206	$14,570	$14,570

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $1,015,714 and $973,216 and units of 1,015,714 and 973,216, respectively)	$1,015,714		$973,216
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $13,796,960 and $10,110,886 and units of 1,237,137 and 937,926, respectively)	14,742,962		10,481,329
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $13,132,745 and $10,388,430 and units of 841,190 and 741,375, respectively)	12,424,382		12,133,340
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $9,983,915 and $4,102,914 and units of 760,452 and 346,298, respectively)	8,448,624		4,661,174
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $2,604,394 and $1,427,317 and units of 123,097 and 71,964, respectively)	2,818,432		1,490,671
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $2,142,488 and $1,584,565 and units of 82,029 and 72,339, respectively)	2,093,467		1,945,415
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,007,529 and $438,428 and units of 106,886 and 53,563, respectively)	911,417		528,886
Receivable for investments sold	677,533		22,679
Receivable for fund units sold	34,454		—
Interest and dividends receivable	80		183
Other assets	52		—

Total assets	43,167,117		32,236,893

Liabilities
Payable for investments purchased	776,006		64,642
Payable for fund units redeemed	—		23,359
Investment advisory fee payable	11,543		—
ING—program fee payable	19,158		12,677
Trustee, management and administration fees payable	3,266		2,209
ABA Retirement Funds—program fee payable	2,642		1,796
Payable for legal and audit services	—	(a)	2,788
Other accruals	13,499		11,190

Total liabilities	826,114		118,661

Net Assets (equivalent to $17.48 and $18.34 per unit based on 2,421,930 and 1,751,335 units outstanding, respectively)	$42,341,003		$32,118,232

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income
Interest	$—	$—	$—	$495
Interest—affiliated issuers	128	186	744	186

Total investment income	128	186	744	681

Expenses
ING—program fee	58,370	31,986	157,456	79,665
Trustee, management and administration fees	10,095	5,634	26,872	14,693
Investment advisory fee	6,112	3,356	16,692	8,813
ABA Retirement Funds—program fee	8,242	4,549	21,989	11,297
Legal and audit fees	3,652	3,079	9,727	7,029
Compliance consultant fees	1,918	1,874	5,109	4,791
Reports to unitholders	307	257	821	2,444
Registration fees	2,548	1,589	6,786	2,026
Other fees	487	348	1,253	1,965

Total expenses	91,731	52,672	246,705	132,723

Net investment income (loss)	(91,603)	(52,486)	(245,961)	(132,042)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	448,952	256,546	2,128,493	551,746

Net realized gain (loss)	448,952	256,546	2,128,493	551,746

Change in net unrealized appreciation (depreciation) on:
Investments	(4,349,387)	1,681,082	(4,417,022)	866,567

Change in net unrealized appreciation (depreciation)	(4,349,387)	1,681,082	(4,417,022)	866,567

Net realized and unrealized gain (loss)	(3,900,435)	1,937,628	(2,288,529)	1,418,313

Net increase (decrease) in net assets resulting from operations	$(3,992,038)	$1,885,142	$(2,534,490)	$1,286,271

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(245,961)
Net realized gain (loss)	2,128,493
Change in net unrealized appreciation (depreciation)	(4,417,022)

Net increase (decrease) in net assets resulting from operations	(2,534,490)

From unitholder transactions
Proceeds from units issued	22,711,254
Cost of units redeemed	(9,953,993)

Net increase (decrease) in net assets from unitholder transactions	12,757,261

Net increase (decrease) in net assets	10,222,771

Net Assets
Beginning of period	32,118,232

End of period	$42,341,003

Number of units
Outstanding-beginning of period	1,751,335
Issued	1,202,779
Redeemed	(532,184)

Outstanding-end of period	2,421,930

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income(a)†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.11)	(0.04)	(0.11)

Net investment income (loss)	(0.04)	(0.11)	(0.04)	(0.11)
Net realized and unrealized gain (loss)	(1.60)	(0.75)	1.36	1.11

Net increase (decrease) in unit value	(1.64)	(0.86)	1.32	1.00
Net asset value at beginning of period	19.12	18.34	16.11	16.43

Net asset value at end of period	$17.48	$17.48	$17.43	$17.43

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.83%	0.81%	0.86%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.82)%	(0.81)%	(0.86)%	(0.87)%
Portfolio turnover**,†††	9%	29%	7%	19%
Total return**	(8.58)%	(4.69)%	8.19%	6.09%
Net assets at end of period (in thousands)	$42,341	$42,341	$26,821	$26,821

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.026% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Assets and Liabilities

	September 30, 2011 Unaudited	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $25 and units of 0 and 25, respectively)	$—	$25
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $2,051,813 and $1,641,065 and units of 181,113 and 150,070, respectively)	2,158,328	1,677,035
SSgA Russell All Cap Index Non-Lending Series Fund Class A (cost $6,623,431 and $6,224,255 and units of 417,152 and 429,499, respectively)	6,161,330	7,029,176
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $5,027,518 and $2,560,647 and units of 377,247 and 210,738, respectively)	4,191,219	2,836,537
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $264,859 and $0 and units of 12,144 and 0 for September 30, 2011 and December 31, 2010, respectively)	278,051	—
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $737,845 and $653,650 and units of 27,350 and 28,027, respectively)	698,006	753,734
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $632,467 and $337,145 and units of 65,713 and 40,396, respectively)	560,339	398,866
Receivable for investments sold	194,238	—
Receivable for fund units sold	—	286,854
Other assets	16	—

Total assets	14,241,527	12,982,227

Liabilities
Payable for investments purchased	147,946	286,854
Payable for fund units redeemed	47,054	—
Investment advisory fee payable	4,074	—
ING—program fee payable	6,615	4,852
Trustee, management and administration fees payable	1,130	838
ABA Retirement Funds—program fee payable	938	681
Other accruals	4,947	5,384

Total liabilities	212,704	298,609

Net Assets (equivalent to $19.21 and $21.25 per unit based on 730,246 and 596,907 units outstanding, respectively)	$14,028,823	$12,683,618

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011		For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income	$	— $	—	$—	$—

Expenses
ING—program fee		21,017	10,489	58,910	25,782
Trustee, management and administration fees		3,635	1,836	10,082	4,743
Investment advisory fee		2,195	1,236	6,627	2,987
ABA Retirement Funds—program fee		2,968	1,499	8,250	3,664
Legal and audit fees		1,284	1,039	3,592	2,308
Compliance consultant fees		674	632	1,887	1,569
Reports to unitholders		108	87	303	790
Registration fees		894	536	2,504	676
Other fees		162	120	463	640

Total expenses		32,937	17,474	92,618	43,159

Net investment income (loss)		(32,937)	(17,474)	(92,618)	(43,159)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments		178,757	84,394	988,351	268,032

Net realized gain (loss)		178,757	84,394	988,351	268,032

Change in net unrealized appreciation (depreciation) on:
Investments		(2,464,887)	778,947	(2,569,246)	132,247

Change in net unrealized appreciation (depreciation)		(2,464,887)	778,947	(2,569,246)	132,247

Net realized and unrealized gain (loss)		(2,286,130)	863,341	(1,580,895)	400,279

Net increase (decrease) in net assets resulting from operations		$(2,319,067)	$845,867	$(1,673,513)	$357,120

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$(92,618)
Net realized gain (loss)	988,351
Change in net unrealized appreciation (depreciation)	(2,569,246)

Net increase (decrease) in net assets resulting from operations	(1,673,513)

From unitholder transactions
Proceeds from units issued	9,251,301
Cost of units redeemed	(6,232,583)

Net increase (decrease) in net assets from unitholder transactions	3,018,718

Net increase (decrease) in net assets	1,345,205

Net Assets
Beginning of period	12,683,618

End of period	$14,028,823

Number of units
Outstanding-beginning of period	596,907
Issued	422,304
Redeemed	(288,965)

Outstanding-end of period	730,246

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.13)	(0.04)	(0.12)

Net investment income (loss)	(0.04)	(0.13)	(0.04)	(0.12)
Net realized and unrealized gain (loss)	(3.03)	(1.91)	2.01	1.10

Net increase (decrease) in unit value	(3.07)	(2.04)	1.97	0.98
Net asset value at beginning of period	22.28	21.25	17.63	18.62

Net asset value at end of period	$19.21	$19.21	$19.60	$19.60

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.85%	0.83%	0.85%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.83)%	(0.85)%	(0.87)%
Portfolio turnover**,†††	15%	43%	9%	30%
Total return**	(13.78)%	(9.60)%	11.17%	5.26%
Net assets at end of period (in thousands)	$14,029	$14,029	$9,449	$9,449

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.029% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Assets and Liabilities

	September 30, 2011	December 31,
	Unaudited	2010
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
Bond Core Plus Fund (cost $72,886,467 and $80,939,686 and units of 3,599,569 and 4,112,205, respectively)	$96,950,794	$105,297,110
Large Cap Equity Fund (cost $112,988,538 and $118,437,213 and units of 10,649,449 and 11,731,536, respectively)	136,866,805	164,558,249
Cash	385	567
Receivable for investments sold	—	747,497
Receivable for fund units sold	2,500,000	—

Total assets	236,317,984	270,603,423

Liabilities
Payable for fund units redeemed	3,150,537	747,497

Total liabilities	3,150,537	747,497

Net Assets (equivalent to $89.93 and $92.71 per unit based on 2,592,627and 2,910,655 units outstanding, respectively)	$233,167,447	$269,855,926

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income (loss)	$—	$—	$—	$—

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Bond Core Plus Fund	3,266,709	10,944	5,671,780	5,373,870
Large Cap Equity Fund	2,652,536	1,710,510	10,521,671	5,312,905

Net realized gain (loss)	5,919,245	1,721,454	16,193,451	10,686,775

Change in net unrealized appreciation (depreciation) on:
Investments	(25,393,893)	19,585,797	(22,535,866)	5,333,741

Change in net unrealized appreciation (depreciation)`	(25,393,893)	19,585,797	(22,535,866)	5,333,741

Net realized and unrealized gain (loss)	(19,474,648)	21,307,251	(6,342,415)	16,020,516

Net increase (decrease) in net assets resulting from operations	$(19,474,648)	$21,307,251	$(6,342,415)	$16,020,516

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net realized gain (loss)	$16,193,451
Change in net unrealized appreciation (depreciation)	(22,535,866)

Net increase (decrease) in net assets resulting from operations	(6,342,415)

From unitholder transactions
Proceeds from units issued	349,525
Cost of units redeemed	(30,695,589)

Net increase (decrease) in net assets from unitholder transactions	(30,346,064)

Net increase (decrease) in net assets	(36,688,479)

Net Assets
Beginning of period	269,855,926

End of period	$233,167,447

Number of units
Outstanding-beginning of period	2,910,655
Issued	3,658
Redeemed	(321,686)

Outstanding-end of period	2,592,627

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2010 to September 30, 2010
Net investment income (loss)	$—	$—	$—	$—
Net realized and unrealized gain (loss)	(7.41)	(2.78)	6.88	4.99

Net increase (decrease) in unit value	(7.41)	(2.78)	6.88	4.99
Net asset value at beginning of period	97.34	92.71	80.82	82.71

Net asset value at end of period	$89.93	$89.93	$87.70	$87.70

Ratios/Supplemental Data:
Portfolio turnover(a)*	4%	8%	1%	5%
Total return*	(7.61)%	(3.00)%	8.51%	6.03%
Net assets at end of period (in thousands)	$233,167	$233,167	$266,538	$266,538

(a)	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity Fund.
*	Not annualized for periods less than one year.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	September 30, 2011 Unaudited	December 31, 2010
Assets
Investments, at value (cost $2,225,510,545 and $2,220,636,968, respectively)	$2,298,345,548	$2,472,474,568
Northern Trust Global Investments—Government Short Term Investment Fund, at value (cost $132,085,227 and $117,393,773, respectively)	132,085,227	117,393,773
Investments in collective investment funds, at value (cost $358,151,543 and $481,782,101, respectively)	398,097,331	552,921,938
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $28,037,729 and $24,847,816 and units of 28,037,729 and 24,847,816, respectively)	28,037,729	24,847,816
SSgA collective investment funds (cost $998,087,336 and $893,834,324 and units of 71,695,946 and 67,110,058, respectively)	1,013,528,228	1,007,928,764
Foreign currency, at value (cost $608,703 and $869,051, respectively)	596,401	899,535
Cash	176,642	1,526
Deposit with broker for open swap contracts	—	1,010,000
Deposit with broker for investments sold on TBA commitment transactions	820,000	653,000
Receivable for investments sold on TBA commitment transactions	88,652,031	88,944,496
Receivable for investments sold	15,798,285	70,571,654
Receivable for fund units sold	5,094,098	3,854,021
Interest and dividends receivable	3,889,270	3,963,579
Receivable for futures variation margin	14,663	2,800
Unrealized appreciation of forward currency exchange contracts	183,552	80,352
Tax reclaims receivable	349,390	429,227
Swap premiums paid	36,188	47,124
Unrealized appreciation on swap agreements	1,193,422	388,862
Other assets	3,500	25

Total assets	3,986,901,505	4,346,413,060

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $51,668,984 and $20,061,562, respectively)	51,616,398	20,012,349
Due to custodian	—	8,798
Payable for cash collateral received on securities loaned	111,903,456	240,360,334
Payable for investments purchased on TBA commitment transactions	81,729,219	115,200,156
Payable for investments purchased	19,160,044	23,710,121
Payable for fund units redeemed	12,966,142	8,145,931
Swap premiums received	5,334	29,823
Unrealized depreciation on swap agreements	368,787	292,117
Due to broker for open swap contracts	880,000	813,000
Due to broker for investments purchased on TBA commitment transactions	866,250	936,250
Payable for futures variation margin	16,000	—
Unrealized depreciation of forward currency exchange contracts	13,585	739,119
Investment advisory fee payable	564,097	473,767
Retirement Date Fund management fee payable	201,954	184,327
ING—program fee payable	1,557,997	1,565,104
Trustee, management and administration fees payable	274,864	279,890

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	September 30, 2011 Unaudited	December 31, 2010
Liabilities
ABA Retirement Funds—program fee payable	216,354	221,041
Payable for legal and audit services	233,014	324,203
Payable for compliance consultant fees	426,745	181,227
Payable for Registration fees	118,328	170,967
Payable for reports to unitholders	459,707	123,981
Other accruals	6,345	312,482

Total liabilities	283,584,620	414,084,987

Net Assets at fair value	3,703,316,885	3,932,328,073

Adjustment from fair value to contract value for fully benefit responsive contracts	(44,052,139)	(13,631,391)

Net Assets	$3,659,264,746	$3,918,696,682

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Operations

Unaudited

	For the period July 1, 2011 to September 30, 2011	For the period July 1, 2010 to September 30, 2010	For the period January 1, 2011 to September 30, 2011	For the period January 1, 2010 to September 30, 2010
Investment income
Dividends	$10,259,206	$10,056,161	$31,810,776	$31,621,789
Interest	3,561,467	2,558,583	9,235,025	10,051,943
Interest—affiliated issuers	63,472	2,244	208,404	2,244
Securities lending income, net	89,043	109,636	379,931	398,847

Total investment income	13,973,188	12,726,624	41,634,136	42,074,823

Expenses
ING—program fee	4,823,779	4,618,701	14,625,822	13,489,823
Trustee, management and administration fees	862,162	815,922	2,579,855	2,498,935
Retirement Date Fund management fee	105,761	85,814	325,455	256,293
Investment advisory fee	1,761,762	1,477,576	5,407,363	4,254,368
ABA Retirement Funds—program fee	681,053	640,910	2,041,900	1,901,794
Legal and audit fees	299,913	353,035	889,978	1,088,970
Compliance consultant fees	157,531	217,061	467,464	760,369
Reports to unitholders	25,336	31,063	75,151	438,541
Registration fees	209,198	184,494	620,786	265,989
Other fees	39,841	29,816	118,190	331,111

Total expenses	8,966,336	8,454,392	27,151,964	25,286,193

Net investment income (loss)	5,006,852	4,272,232	14,482,172	16,788,630

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	25,316,111	60,035,024	142,011,709	180,362,358
Foreign currency transactions	657,155	792,117	(261,498)	363,950
Futures contracts	121,974	1,342,060	404,639	3,583,828
Written options	23,460	—	23,460	—
Swap contracts	—	502,967	—	698,074

Net realized gain (loss)	26,118,700	62,672,168	142,178,310	185,008,210

Change in net unrealized appreciation (depreciation) on:
Investments	(377,616,721)	189,091,735	(339,267,122)	(32,477,035)
Foreign currency transactions	317,946	(1,761,571)	712,172	(993,088)
Futures contracts	1,314,525	(943,366)	1,750,296	(344,908)
Written options	(3,910)	—	—	—
Swap contracts	660,322	75,330	740,956	434,822

Change in net unrealized appreciation (depreciation)	(375,327,838)	186,462,128	(336,063,698)	(33,380,209)

Net realized and unrealized gain (loss)	(349,209,138)	249,134,296	(193,885,388)	151,628,001

Net increase (decrease) in net assets resulting from operations	$(344,202,286)	$253,406,528	$(179,403,216)	$168,416,631

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2011
From operations
Net investment income (loss)	$14,482,172
Net realized gain (loss)	142,178,310
Change in net unrealized appreciation (depreciation)	(336,063,698)

Net increase (decrease) in net assets resulting from operations	(179,403,216)

From unitholder transactions
Proceeds from units issued	723,648,720
Cost of units redeemed	(803,677,440)

Net increase (decrease) in net assets from unitholder transactions	(80,028,720)

Net increase (decrease) in net assets	(259,431,936)
Net Assets
Beginning of period	3,918,696,682

End of period	$3,659,264,746

Number of units
Outstanding-beginning of period	177,107,601
Issued	31,680,359
Redeemed	(35,246,645)

Outstanding-end of period	173,541,315

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

The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the Program. As of September 30, 2011, the Collective Trust offers twenty separate collective investment funds, comprised of five Managed Funds, six Index Funds, the Real Asset Return Fund, five Retirement Date Funds and three Target Risk Funds (collectively, the “Funds”). The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

Managed Funds

Stable Asset Return Fund (“SARF”)—current income consistent with the preservation of principal and liquidity. SARF may invest in investment contracts (“Traditional Investment Contracts”) and synthetic guaranteed investment contracts (“SGICs”, “Security-Backed Contracts” or “Wrap Contracts”) with associated underlying assets, and high quality, fixed income instruments. Such investments may be made directly by the Fund or indirectly through its investment in other collective investment funds maintained by one or more banks, including Northern Trust Investments.

Bond Core Plus Fund—total return from current income and capital appreciation through investment in a diversified portfolio of fixed income securities with varying maturities.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Large Cap Equity Fund—long-term growth of capital through investment primarily in common stocks and equity-type securities of large-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion.

Small-Mid Cap Equity Fund—long-term growth of capital through investment primarily in common stocks and equity-type securities of small- to medium-capitalization U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

International All Cap Equity Fund—long-term growth of capital primarily through investment in common stocks and other equity securities of non-U.S. domiciled companies.

Index Funds

Bond Index Fund—replication of the total return of the Barclays Capital U.S. Aggregate Bond Index, after taking into account Fund expenses. As of September 30, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index. This underlying fund’s annual financial statements are available upon request.

Large Cap Index Equity Fund—replication of the total return of the S&P 500®, after taking into account Fund expenses. As of September 30, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®. This underlying fund’s annual financial statements are available upon request.

All Cap Index Equity Fund—replication of the total return of the Russell 3000® Index, after taking into account Fund expenses. As of September 30, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index. This underlying fund’s annual financial statements are available upon request.

Mid Cap Index Equity Fund—replication of the total return of the S&P MidCap 400®, after taking into account Fund expenses. As of September 30, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®. This underlying fund’s annual financial statements are available upon request.

Small Cap Index Equity Fund—replication of the total return of the Russell 2000® Index, after taking into account Fund expenses. As of September 30, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index. This underlying fund’s annual financial statements are available upon request.

International Index Equity Fund—replication of the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index, after taking into account Fund expenses. As of September 30, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index. This underlying fund’s annual financial statements are available upon request.

Real Asset Return Fund

Real Asset Return Fund—capital appreciation in excess of inflation as measured by the All Items Less Food and Energy Consumer Price Index for All Urban Consumers for the U.S. City Average, 1982-84 = 100, which we refer to as the Core Consumer Price Index or Core CPI (which excludes food and energy). The Fund invests in the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, which comprise a diversified portfolio of primarily commodity futures, real estate investment trusts, which we refer to as REITs, and Treasury Inflation Protected Securities, which we refer to as U.S. TIPS.

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

The Retirement Date Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. As of September 30, 2011, each of the Retirement Date Funds invested 100% of its assets in separate State Street Bank collective investment funds listed below.

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

Conservative Risk Fund—invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA International Index Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A and Northern Trust Global Investments Collective Short Term Investment Fund. The Conservative Risk Fund is the most conservative strategy among the Target Risk Funds. The Conservative Risk Fund is designed for investors who prefer lower volatility of returns and higher expected income.

Moderate Risk Fund—invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, and Northern Trust Global Investments Collective Short Term Investment Fund. The Moderate Risk Fund is designed for investors who seek a combination of capital appreciation and income. This Fund is expected to have higher volatility of returns than the Conservative Risk Fund but lower volatility than the Aggressive Risk Fund.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Aggressive Risk Fund—invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, and SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A. The Aggressive Risk Fund is designed for investors who want to maximize growth and capital appreciation. This Fund is expected to have the highest volatility of returns among the Target Risk Funds.

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in common stocks, other equity-type securities and debt securities. As of September 30, 2011, 41.5% and 58.5% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

All the Managed Funds other than SARF (Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and Bond Core Plus Fund) may invest in Northern Trust Global Investments (“NTGI”) – Collective Short Term Investment Fund (“STIF”) and SARF may invest in the NTGI Collective Government Short-Term Investment Fund (“GSTIF”). The annual financial statements of STIF and GSTIF are available upon request.

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Funds’ financial statements included in the Collective Trust’s Annual Report on Form 10-K for the period ended December 31, 2010, as filed with the SEC on March 18, 2011.

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

•	Level 3 - significant unobservable inputs (including the Trustee’s own assumptions in determining the fair value of investments).

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Unless believed no longer to accurately reflect value or to be reliable, foreign securities not traded directly or in the form of American Depositary Receipts (ADRs) in the United States are valued in the local currency at the last sale price on the applicable exchange on which such securities trade and such values are converted into the U.S. dollar equivalent at current exchange rates and are categorized as Level 1.

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

STIF and GSTIF are valued on the basis of amortized cost, which approximates fair value, unless otherwise determined by the trustee of such fund, and are categorized as Level 2. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates or changes in the creditworthiness of the issuer of the instrument on the market value of the instrument.

There have been no significant transfers in and out of Level 1 and Level 2 fair value measurements for any of the Funds and the Balanced Fund for the nine-month period ended September 30, 2011. The Fund discloses significant transfers between Levels based on valuations at the end of each reporting period.

The following is a summary of the inputs used in valuing the Funds’ and the Balanced Fund’s investments and other financial instruments, as well as a reconciliation of Level 3 assets for which significant unobservable inputs were used in determining value as of September 30, 2011:

	000000000	000000000	000000000	000000000
Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Investments in securities	$—	$905,765,159	$—	$905,765,159
Short-Term Investments	—	132,085,227	—	132,085,227

Total	$—	$1,037,850,386	$—	$1,037,850,386

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$3,922,580	$—	$3,922,580
U.S. Government & Agency Obligations	—	280,762,411	—	280,762,411
Foreign Government Obligations	—	10,471,059	—	10,471,059
Municipals	—	13,552,393	—	13,552,393

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Corporate Bonds	$—	$87,062,986	$—	$87,062,986
Bank Loans	—	5,271,194	—	5,271,194
Convertible Preferred Stock	1,549,590	—	—	1,549,590
ABA Members Collateral Fund	—	45,172,083	—	45,172,083
Short-Term Investments	—	7,022,382	—	7,022,382
Derivatives*	1,752,021	1,376,974	—	3,128,995

Total	$3,301,611	$454,614,062	$—	$457,915,673

Liabilities
Fixed Income
U.S. Government & Agency Obligations	$—	$(51,616,398)	$—	$(51,616,398)
Derivatives*	—	(382,372)	—	(382,372)

Total	$—	$(51,998,770)	$—	$(51,998,770)

Bond Core Plus Fund Level 3 Roll Forward	Corporate Bonds
Balance as of January 1, 2011	$4,104,000
Accrued discounts/premiums	—
Realized gain (loss)	—
Change in unrealized appreciation (depreciation)	(304,000)
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers (out) of Level 3	(3,800,000)

Balance as of September 30, 2011	$—

The amount of unrealized gain (loss) on investments held by the Bond Core Plus Fund in Level 3 securities still held at September 30, 2011 was $0.

Large Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$19,415,836	$—	$—	$19,415,836
Communications	77,936,393	—	—	77,936,393
Consumer, Cyclical	70,539,897	—	—	70,539,897
Consumer, Non-Cyclical	158,690,387	—	—	158,690,387
Diversified	1,171,273	—	—	1,171,273
Energy	66,238,908	—	—	66,238,908
Financial	59,282,511	—	—	59,282,511
Industrial	65,983,248	—	—	65,983,248
Technology	92,483,564	—	—	92,483,564
Utilities	21,248,371	—	—	21,248,371
ABA Members Collateral Fund	—	12,687,715	—	12,687,715
Collective Investment Fund	—	35,871,665	—	35,871,665
Short-Term Investments	—	15,046,668	—	15,046,668

Total	$632,990,388	$63,606,048	$—	$696,596,436

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Small-Mid Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$11,310,137	$—	$—	$11,310,137
Communications	15,688,334	—	—	15,688,334
Consumer, Cyclical	29,486,092	—	—	29,486,092
Consumer, Non-Cyclical	49,634,936	—	—	49,634,936
Energy	13,722,194	—	—	13,722,194
Financial	44,839,236	—	—	44,839,236
Industrial	27,477,062	—	—	27,477,062
Technology	20,754,535	—	—	20,754,535
Utilities	11,040,001	—	—	11,040,001
ABA Members Collateral Fund	—	46,393,831	—	46,393,831
Collective Investment Fund	—	11,520,014	—	11,520,014
Short-Term Investments	—	5,303,445	—	5,303,445

Total	$223,952,527	$63,217,290	$—	$287,169,817

Small-Mid Cap Equity Fund Level 3 Roll Forward	Common Stock and/or Other Equity Investments
Balance as of January 1, 2011	$14,828
Accrued discounts/premiums	—
Realized gain (loss)	—
Change in unrealized appreciation (depreciation)	(14,828)
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers (out) of Level 3	—

Balance as of September 30, 2011	$—

The amount of unrealized gain (loss) on investments held by the Small-Mid Cap Equity Fund in Level 3 securities at September 30, 2011 was $(299,256), which is included in the statement of operations as part of the net change in unrealized appreciation (depreciation) on investments.

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$2,781,560	$—	$2,781,560
Austria	—	510,555	—	510,555
Belgium	291,390	2,221,143	—	2,512,533
Brazil	1,356,772	—	—	1,356,772
Canada	2,110,550	—	—	2,110,550
China	188,880	797,489	—	986,369
Czech Republic	—	246,241	—	246,241
Denmark	—	159,054	—	159,054

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Finland	$—	$736,331	$—	$736,331
France	—	8,324,566	—	8,324,566
Germany	287,328	8,917,413	—	9,204,741
Greece	—	968,775	—	968,775
Hong Kong	—	4,352,109	—	4,352,109
Indonesia	515,462	174,115	—	689,577
Ireland	1,048,518	771,839	—	1,820,357
Israel	364,044	381,005	—	745,049
Italy	—	1,752,951	—	1,752,951
Japan	464,548	21,879,908	—	22,344,456
Luxembourg	—	414,452	—	414,452
Malaysia	—	1,529,058	—	1,529,058
Mexico	549,254	—	—	549,254
Netherlands	196,864	4,704,409	—	4,901,273
Norway	—	1,135,421	—	1,135,421
Papua New Guinea	—	942,077	—	942,077
Philippines	637,005	—	—	637,005
Poland	—	1,425,375	—	1,425,375
Portugal	—	250,307	—	250,307
Singapore	—	2,817,305	—	2,817,305
South Africa	—	4,397,909	—	4,397,909
South Korea	—	3,310,899	—	3,310,899
Spain	—	1,793,867	—	1,793,867
Sweden	—	2,057,573	—	2,057,573
Switzerland	1,253,976	10,358,962	—	11,612,938
Taiwan	—	4,000,225	—	4,000,225
Thailand	—	788,726	—	788,726
Turkey	—	54,926	—	54,926
United Kingdom	3,389,014	19,003,807	—	22,392,821
United States	531,472	—	—	531,472
ABA Members Collateral Fund	—	6,040,826	—	6,040,826
Exchange-Traded Fund	6,593,598	—	—	6,593,598
Short-Term Investments	—	4,421,921	—	4,421,921

Total	$19,778,675	$124,423,099	$—	$144,201,774

*	Derivatives include unrealized appreciation/depreciation on open futures contracts, foreign forward currency contracts and interest rate swap contracts.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

**	For Level 2 investments, all applicable Funds (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) value their direct and indirect investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost based values used by the ABA Members Collateral Fund for daily transactions. See Note 5. Securities Lending for further information about the ABA Members Collateral Fund.

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$74,547,534	$—	$74,547,534

Total	$—	$74,547,534	$—	$74,547,534

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$60,094,647	$—	$60,094,647

Total	$—	$60,094,647	$—	$60,094,647

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$248,302,646	$—	$248,302,646

Total	$—	$248,302,646	$—	$248,302,646

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$50,822,257	$—	$50,822,257

Total	$—	$50,822,257	$—	$50,822,257

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$27,756,941	$—	$27,756,941

Total	$—	$27,756,941	$—	$27,756,941

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$44,503,752	$—	$44,503,752

Total	$—	$44,503,752	$—	$44,503,752

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$20,603,553	$—	$20,603,553

Total	$—	$20,603,553	$—	$20,603,553

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$35,780,838	$—	$35,780,838

Total	$—	$35,780,838	$—	$35,780,838

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$62,085,941	$—	$62,085,941

Total	$—	$62,085,941	$—	$62,085,941

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$141,284,464	$—	$141,284,464

Total	$—	$141,284,464	$—	$141,284,464

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$103,902,434	$—	$103,902,434

Total	$—	$103,902,434	$—	$103,902,434

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$67,247,390	$—	$67,247,390

Total	$—	$67,247,390	$—	$67,247,390

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$21,109,274	$—	$21,109,274
Short-Term Investments	—	1,127,431	—	1,127,431

Total	$—	$22,236,705	$—	$22,236,705

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$41,439,284	$—	$41,439,284
Short-Term Investments	—	1,015,714	—	1,015,714

Total	$—	$42,454,998	$—	$42,454,998

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$14,047,273	$—	$14,047,273

Total	$—	$14,047,273	$—	$14,047,273

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$233,817,599	$—	$233,817,599

Total	$—	$233,817,599	$—	$233,817,599

B. Stable Asset Return Fund (“SARF”)

The Trustee restructured the SARF on December 8, 2010. In connection therewith, effective December 8, 2010, the Trustee entered into Investment Advisor Agreements with Galliard Capital Management, Inc. ("Galliard"), Jennison Associates LLC ("Jennison") and Pacific Investment Management Company, LLC ("PIMCO"), pursuant to which Galliard, Jennison and PIMCO, respectively, will provide investment advisory services with respect to

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

portions of the Stable Asset Return Fund. In addition, Galliard is responsible for making recommendations regarding the appointment and retention of investment advisors for the portions of the Stable Asset Return Fund for which it does not serve as an investment advisor. As of September 30, 2011, approximately 54%, 18% and 15% of the assets of the Stable Asset Return Fund were allocated to Galliard, Jennison and PIMCO, respectively. In addition, as of September 30, 2011, approximately 13% of the assets of the Fund were allocated to the NTGI Collective Government Short-Term Investment Fund, which provides a "liquidity buffer" for the Stable Asset Return Fund.

In connection with the restructuring of the Stable Asset Return Fund described above, effective as of the close of business on December 7, 2010, the Trustee terminated the Investment Management Agreement dated as of July 1, 2010 between the Trustee and State Street Global Advisors, a division of State Street Bank and Trust Company ("State Street Bank"), pursuant to which State Street Bank provided investment advisory services with respect to the Stable Asset Return Fund.

Prior to December 8, 2010, the SARF invested in Stable Asset Fund Trust (“SAFT”), a collective fund whose investments include insurance company, bank and financial institution investment contracts, high quality short-term fixed income securities and investments in STIF and the State Street Bank Mortgage Backed Securities Non-Lending Fund. SAFT had entered into a global fully benefit responsive investment contract with three different financial institutions which are so called “SGICs”, “Security-Backed Contracts” or “Wrap Contracts” as described below. On a daily basis, the SARF accrued dividend income based on the income credited by SAFT. The SARF did not distribute income and any increase to net assets was reflected by an increase in the unit value. Each month the dividend income earned by the SARF was reinvested into SAFT. At the time of the sale of SAFT, investments and cash were delivered in-kind to the Stable Asset Return Fund. No gain/loss was realized on the transaction.

The SARF invests in SGICs, which are fully benefit responsive book value contracts with underlying fixed income securities. The SARF has entered into such investment contracts with three different financial institutions which allow participants to transact at contract value (principal plus accrued interest) without experiencing the price fluctuations of the underlying fixed income securities. SGICs are offered only to qualified employer-sponsored defined contribution plans that allow the net assets of the SARF to be reported at contract value. The minimum quality for SGIC issuers is A3/A- and all fixed income securities must be rated investment grade (BBB-/Baa3 or better) at the time of purchase. The Statement of Assets and Liabilities presents the fair value of the investment contracts held with a separate adjustment to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis.

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

Unaudited

SARF uses the following compound crediting rate formula for security-backed contracts:

CR = [(FV/CV)(1/D)*(1+Y)]-1-F, where:

CR = crediting rate

FV = fair value of underlying portfolio

CV = contract value

D = weighted average duration of the underlying portfolio

Y = annualized weighted average yield to maturity of the underlying portfolio

F = wrap contract and investment advisory fees

The investment advisory fee for the SARF, which is included as part of the crediting rate, is disclosed for financial reporting purposes and is included in “Investment advisory fee” in the accompanying Statement of Operations in the amount of $969,834 for the nine-month period ended September 30, 2011.

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

Only an event initiated by the Trustee at the level of the Collective Trust, such as termination of the SARF, would have the potential to limit the ability of the SARF to transact at contract value with plan participants. As of September 30, 2011, the occurrence of an event that would limit the ability of the SARF to transact at contract value with the participants was not probable.

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

iii. Adjustments to Contract Value

At September 30, 2011, all SGICs held by the SARF were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the SARF’s fully benefit-responsive investment contracts during the nine-month period ended September 30, 2011 is reflected below:

	September 30, 2011	December 31, 2010	Change
Investments (at fair value)	$905,765,159	$871,972,224	$33,792,935
Investments (at contract value)	861,713,020	858,340,833	3,372,187
Adjustment to fair value	(44,052,139)	(13,631,391)	(30,420,748)

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analyses disclosures. These are estimates calculated based on the current Crediting Rate, are not intended to serve as a projection or guarantee of future rates of return to be earned by the SARF and make an assumption that there is no change in the duration of the underlying investment portfolio.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2011	1.97%
December 31, 2011		2.21%	2.30%	2.46%	2.54%
March 31, 2012		2.05%	2.17%	2.40%	2.51%
June 30, 2012		1.91%	2.06%	2.34%	2.47%
September 30, 2012		1.79%	1.95%	2.28%	2.44%

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2011	1.97%
December 31, 2011		2.32%	2.41%	2.58%	2.66%
March 31, 2012		2.16%	2.28%	2.50%	2.61%
June 30, 2012		2.01%	2.15%	2.43%	2.57%
September 30, 2012		1.87%	2.04%	2.37%	2.53%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the Collective Trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

Average yields

Based on actual income (1)	1.36%
Based on interest rate credited to participants (2)	1.97%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on September 30, 2011 by the fair value of investments on September 30, 2011.
(2)	Computed by dividing the annualized one-day earnings credited to participants on September 30, 2011 by the fair value of investments on September 30, 2011.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. For the open tax years as of December 31, 2010, management determined that no uncertainties would have a material impact on the Collective Trust’s tax liabilities. However, management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof. Authoritative accounting guidance establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken in any tax jurisdiction.

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

G. TBA Commitments and Roll Transactions

The Bond Core Plus Fund may enter into TBA (to be announced) commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for a TBA commitment has been established, the principal value has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Bond Core Plus Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of other assets of the Bond Core Plus Fund. These contracts also present a risk from the potential inability of counterparties to meet their contractual obligations. During the period prior to settlement, the Bond Core Plus Fund will not be entitled to accrue interest and/or receive principal payments on the securities to be purchased. Unsettled TBA commitments are valued at the current market value of the underlying securities, generally according to the procedures described under Note 2.A. “Security Valuation” above. The Bond Core Plus Fund may dispose of a commitment prior to settlement if the Investment Advisor to the Bond Core Plus Fund deems it appropriate to do so. Upon settlement date, the Bond Core Plus Fund may take delivery of the securities or defer (roll) the delivery to the next month.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

The Fund enters into futures contracts only on exchanges or boards of trade where the exchange or board of trade acts as the counterparty to the transaction. Thus, credit risk on such transactions is limited to the failure of the exchange or board of trade. Losses in value may arise from changes in the value of the underlying instruments or from illiquidity in the secondary market for the contracts. In addition, there is the risk that there may not be an exact correlation between a futures contract and the underlying instrument.

Upon entering into a futures contract, the Fund is required to deposit either in cash or securities an amount (“initial margin”) equal to a certain percentage of the notional value of the contract. Subsequent payments are made or received by the Fund periodically, depending on the daily fluctuation in the value of the underlying securities, and are recorded as unrealized gains or losses by the Fund. A gain or loss is realized when the contract is closed or expires.

For the nine-month period ended September 30, 2011, the Bond Core Plus Fund had an average notional exposure of $23,620,356 related to futures contracts.

The Funds and the Balanced Fund through their investments in other collective funds may have exposure indirectly to this type of derivative instrument.

I. Forward Foreign Currency Contracts

The Bond Core Plus Fund uses forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values.

For the nine-month period ended September 30, 2011, the Bond Core Plus Fund had an average notional exposure of $11,160,435 related to forward foreign currency contracts.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

For the nine-month period ended September 30, 2011, the Bond Core Plus Fund had an average notional exposure of $6,044,444 related to interest rate swap contracts.

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

For the nine-month period ended September 30, 2011, the Bond Core Plus Fund had an average notional exposure of $5,213 related to written option contracts.

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

The Bond Core Plus Fund is party to International Swaps and Derivatives Association, Inc. Master Agreements (“ISDA Master Agreements”) with select counterparties that govern transactions, over-the-counter derivative and foreign exchange contracts, entered into by the Bond Core Plus Fund with those counterparties. The ISDA Master Agreements maintain provisions for general obligations, representations, agreements, collateral and events of default or termination. Events of termination include conditions that may entitle counterparties to elect to terminate early and cause settlement of all outstanding transactions under the applicable ISDA Master Agreement. Any election to terminate early could be material to the financial statements.

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at September 30, 2011 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statement of Assets and Liabilities.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

The Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

	0000000	0000000	0000000	0000000
		September 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$1,752,021	$—	$1,752,021
	Forward Contracts (b)	—	183,552	183,552
	Swap Contracts (c)	1,193,422	—	1,193,422

	Total Value	$2,945,443	$183,552	$3,128,995

	0000000	0000000	0000000	0000000
		December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$2,538	$—	$2,538
	Forward Contracts (b)	—	80,308	80,308
	Swap Contracts (c)	388,862	—	388,862

	Total Value	$391,400	$80,308	$471,708

Liability Derivatives

	0000000	0000000	0000000	0000000
		September 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$—	$—	$—
	Forward Contracts (b)	—	13,585	13,585
	Swap Contracts (c)	368,787	—	368,787

	Total Value	$368,787	$13,585	$382,372

	0000000	0000000	0000000	0000000
		December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$813	$—	$813
	Forward Contracts (b)	—	738,989	738,989
	Swap Contracts (c)	292,117	—	292,117

	Total Value	$292,930	$738,989	$1,031,919

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation/Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note 2.H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized appreciation/depreciation of forward currency exchange contracts
(c)	Swap contracts, at value

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

		For the nine-month period ended September 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$404,639	$—	$404,639
	Forward Contracts (b)	—	(420,267)	(420,267)
	Written Options (c)	23,460	—	23,460

	Total Value	$428,099	$(420,267)	$7,832

		For the nine-month period ended September 30, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$3,583,828	$—	$3,583,828
	Forward Contracts (b)	—	933,657	933,657
	Swap Contracts (d)	698,074	—	698,074

	Total Value	$4,281,902	$933,657	$5,215,559

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) written options
(d)	Net realized gain/(loss) swap contracts

		For the nine-month period ended September 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)c	$1,750,296	$—	$1,750,296
	Forward Contracts (b)	—	807,268	807,268
	Swap Contracts (c)	740,956	—	740,956

	Total Value	$2,491,252	$807,268	$3,298,520

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

		For the nine-month period ended September 30, 2010
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

3. Investment Advisory, Investment Management and Related Party Transactions

Prior to July 1, 2010, State Street had retained the services of the Investment Advisors listed below to advise it with respect to its investment responsibility and had allocated the assets of certain of the Funds among the Investment Advisors. In connection with the substitution of Northern Trust Investments for State Street as trustee of the Collective Trust effective July 1, 2010, State Street terminated the Investment Advisor Agreements between it and the Investment Advisors. Northern Trust Investments entered into successor Investment Advisor Agreements with such Investment Advisors with the same or better terms as the previous contracts with State Street pursuant to which the Investment Advisors continue to provide investment advice to one or more of the Funds offered as investment options under the Program. As of September 30, 2011, the line-up of Investment Advisors to the Funds is as follows:

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

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees incurred for each Investment Advisor during the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 are listed below; the annual asset-based fees range from the highest rate of .65% to the lowest rate of .15% among the various Investment Advisors.

Investment Advisor	Fees for the three-month period ended September 30, 2011	Fees for the nine-month period ended September 30, 2011	Fees for the three-month period ended September 30, 2010	Fees for the nine-month period ended September 30, 2010
Altrinsic Global Advisors, LLC (International All Cap Equity Fund)	$39,920	$126,748	$40,146	$132,523
C.S. McKee, L.P. (Large Cap Equity Fund)	159,156	499,241	152,858	483,700
Columbus Circle Investors (Large Cap Equity Fund)	158,481	495,256	150,458	427,782
Delaware Investment Advisers (Large Cap Equity Fund)	115,518	362,830	111,882	314,901
Denver Investment Advisors LLC (Small-Mid Cap Equity Fund)	58,828	230,995	83,260	209,823
Eagle Global Advisors LLC (International All Cap Equity Fund)	23,174	74,132	23,257	74,458
First State Investments International Limited (International All Cap Equity Fund)	57,127	178,150	50,301	137,281

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Investment Advisor	Fees for the three-month period ended September 30, 2011	Fees for the nine-month period ended September 30, 2011	Fees for the three-month period ended September 30, 2010	Fees for the nine-month period ended September 30, 2010
Frontier Capital Management Co. LLC (Small-Mid Cap Equity Fund)	$30,354	$98,028	$29,638	$92,526
Galliard Capital Management, Inc. (Stable Asset Return Fund) *	187,890	548,842	—	—
Jennison Associates, LLC (Stable Asset Return Fund) *	45,507	131,186	—	—
Jennison Associates LLC (Large Cap Equity Fund)	97,709	303,729	92,727	301,362
Lombardia Capital Partners, LLC (Small-Mid Cap Equity Fund) **	42,398	68,566	—	—
LSV Asset Management (International All Cap Equity Fund)	39,420	126,143	39,940	115,529
LSV Asset Management (Small-Mid Cap Equity Fund)	42,663	167,359	60,687	152,589
Martin Currie Inc. (International All Cap Equity Fund)	32,061	102,108	31,862	102,377
OFI Institutional Asset Management, Inc. (Small-Mid Cap Equity Fund) ***	—	—	—	97,862
Allianz Global Investors Capital LLC (Small-Mid Cap Equity Fund)	32,928	109,164	32,604	102,791
Pacific Investment Management Company LLC (Bond Core Plus Fund)	235,783	689,240	269,129	792,892
Pacific Investment Management Company, LLC (Stable Asset Return Fund) *	99,444	289,806	—	—
Riverbridge Partners (Small-Mid Cap Equity Fund)	36,227	119,563	36,049	113,056
Systematic Financial Management, L.P. (Small-Mid Cap Equity Fund)	50,016	162,866	49,804	172,565
TCW Investment Management Company (Small-Mid Cap Equity Fund)	33,956	109,421	33,426	103,485

	$1,618,560	$4,993,373	$1,288,028	$3,927,502

*	Fee listed is from December 8, 2010, the date on which such Investment Advisor commenced providing investment advice with respect to the Stable Asset Return Fund.
**	Fee listed is from May 10, 2011, the date on which Lombardia Capital Partners, LLC commenced providing investment advice with respect to the Small-Mid Cap Equity Fund.
***	Effective June 17, 2010, the Investment Advisory Agreement between OFI Institutional Asset Management, Inc. and State Street was terminated.

Program Fee

A separate program fee (“Program fee”) is paid to each of the Program recordkeeper and ABA Retirement Funds. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds.

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rate in effect during the nine-month period ended September 30, 2011 and during the year ended December 31, 2010:

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Value of Assets	Rate of ABA Retirement Funds Program Fee
First $3 billion	.075%
Next $1 billion	.065%
Next $1 billion	.035%
Next $1 billion	.025%
Over $6 billion	.015%

For the three-month periods ended September 30, 2011 and September 30, 2010 and for the nine-month periods ended September 30, 2011 and September 30, 2010, the ABA Retirement Funds received Program fees of $681,053, $640,910, $2,041,900 and $1,901,794, respectively. This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net assets as of the time of calculation thereof.

Effective May 1, 2009, the Collective Trust pays a Program fee to ING Life Insurance and Annuity Company (“ING Life”) equal to (A) $135,250 for each of the first twelve calendar months after that date, (B) $177,850 for each of the next twelve calendar months, and (C) $152,850 for each of the remaining calendar months of the term of the Program Services Agreement among ABA Retirement Funds, ING Life and ING Services; plus, for each calendar month of the term of the Program Services Agreement, a fee based on the aggregate assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ING Life Program Expense Fee
First $4 billion	.470%
Next $1 billion	.360%
Next $1 billion	.215%
Over $6 billion	.220%

For the three-month periods ended September 30, 2011 and September 30, 2010 and for the nine-month periods ended September 30, 2011 and September 30, 2010, the Program fee paid to ING Life was $4,823,779, $4,618,701, $14,625,822 and $13,489,823, respectively.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. A service penalty of $50,000 was imposed on ING Services during the nine-month period ended September 30, 2011, and is reflected net of the fees stated above.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Trust, Management, Administration and Custody Fee

A fee was paid to State Street Bank for the six-month period ended June 30, 2010 for its trust, management, administration and custody of the assets in the investment options (other than Self-Directed Brokerage Accounts). This trust, management, administration and custody fee was accrued daily and paid monthly at the following annual rates based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month:

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

Effective July 1, 2010, a fee is paid to Northern Trust for its trust, management, administration and custody of the assets in the investment options (other than Self-Directed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the net assets of the Funds and the Balanced Fund, excluding the Retirement Date Funds, at the following annual rates:

Value of Assets	Rate
First $1 billion	.115%
Next $2 billion	.080%
Over $3 billion	.065%

Northern Trust is paid a trust, management and administration fee at an annual rate of .115% of the value of assets held by the respective Retirement Date Funds.

For the three-month and nine-month periods ended September 30, 2011, Northern Trust received trust, management and administration fees of $862,162 and $2,579,855, respectively. For the three-month period ended September 30, 2010, Northern Trust received trust, management and administration fees of $815,922.

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

State Street Bank received the following fees paid from the Funds listed below during the three-month and nine-month periods ended September 30, 2011 and September 30, 2010:

	Fees for the three-month period ended September 30, 2011	Fees for the nine-month period Ended September 30, 2011	Fees for the three-month period ended September 30, 2010	Fees for the nine-month period Ended September 30, 2010
Bond Index Fund	$7,139	$19,320	$4,542	$12,716
Large Cap Index Equity Fund	2,767	8,762	2,139	5,913
All Cap Index Equity Fund	26,540	84,053	25,530	92,242
Mid Cap Index Equity Fund	4,501	15,280	2,969	10,259
Small Cap Index Equity Fund	3,109	9,853	1,871	6,323
International Index Equity Fund	15,319	46,419	9,479	22,998
Large Cap Equity Fund	5,197	14,697	6,752	27,659
Small-Mid Cap Equity Fund	2,636	6,380	951	2,583
International All Cap Equity Fund	4,504	11,162	1,823	4,937

	$71,712	$215,926	$56,056	$185,630

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

The Real Asset Return Fund is subject to an annual management fee of .078% of the assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. Prior to July 1, 2010, the Real Asset Return Fund was subject to a management fee of .09% of the total assets invested in the Real Asset Return Fund, payable to State Street Bank. For the three-month periods ended September 30, 2011 and September 30, 2010, and for the nine-month periods ended September 30, 2011 and September 30, 2010, State Street Bank received Real Asset Return Fund management fees of $3,980, $1,900, $10,622 and $5,229, respectively.

The Retirement Date Funds are subject to an annual management fee of .10% of the assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended September 30, 2011 and September 30, 2010, and for the nine-month periods ended September 30, 2011 and September 30, 2010, State Street Bank received Retirement Date Funds management fees of $105,761, $85,814, $325,455 and $256,293, respectively.

Effective July 1, 2010, the Target Risk Funds are subject to an annual management fees of .042%, .055% and .063% of the assets invested in the Conservative Risk Fund, Moderate Risk Funds and Aggressive Risk Fund, respectively, payable to State Street Bank. The fee is accrued daily and paid monthly. Prior to July 1, 2010, the Target Risk Funds were subject to an annual management fee of .06% of the assets invested in the Target Risk Funds, payable to State Street Bank. For the three-month periods ended September 30, 2011 and September 30, 2010, and for the nine-month periods ended September 30, 2011 and September 30, 2010, State Street Bank received Target Risk Fund management fees of $10,312, $5,815, $28,963 and $15,244, respectively.

Investment Advisor Fees — Managed Funds

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

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts totals $600 million or above (as of September 30, 2011, the aggregate value of such assets was $2.3 billion), the Fund pays its Investment Advisor a fee at the following annual rate:

Value of Assets	Rate
First $600 million	.25%
Next $700 million	.20
Over $1300 million	.15

If the aggregate market value of the Fund’s assets and the assets of certain other unaffiliated accounts falls below $600 million, the following fee schedule applies:

Value of Assets	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of September 30, 2011:

Fund	Rate
Large Cap Equity Fund	.290%
Small-Mid Cap Equity Fund	.474
International All Cap Equity Fund	.492

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Northern Trust Investments is paid a fee of .15% of the excess cash in the Managed Funds (Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund, Bond Core Plus Fund and the SARF) that is swept to the STIF for the Managed Funds and to the GSTIF for the SARF. Northern Trust Investments was paid $5,824, $1,919, $1,445, $720 and $47,290 for the three-month period ended September 30, 2011, $15,546, $6,166, $4,517, $2,916 and $129,334 for the nine-month period ended September 30, 2011, and was paid $4,119, $1,573, $1,429, $880 and $0 for the three-month period ended September 30, 2010, from the Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund, Bond Core Plus Fund and the SARF, respectively. No fee structure was in place prior to July 1, 2010.

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

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the three-month and nine-month periods ended September 30, 2011, these expenses totaled $731,819 and $2,171,569, respectively. Fees in the amount of approximately $63,855 for the registration of $550 million of Units with the SEC were paid during 2011 and are an operational cost for all the Funds. These operational costs are allocated to all of the Funds and the Balanced Fund based on net assets.

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

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities and the Funds’ assets invested in collective investment funds, excluding U.S. Government securities and short-term investments were as follows:

	For the nine-month period ended September 30, 2011
	Purchases	Sales
Bond Core Plus Fund	$13,006,222	$8,303,362
Large Cap Equity Fund	357,272,670	420,736,658
Small-Mid Cap Equity Fund	292,219,352	320,101,828
International All Cap Equity Fund	57,864,828	64,839,965
Bond Index Fund	20,117,125	6,188,537
Large Cap Index Equity Fund	19,499,731	8,553,023
All Cap Index Equity Fund	9,335,650	28,040,211
Mid Cap Index Equity Fund	24,227,034	9,143,550
Small Cap Index Equity Fund	14,663,022	7,678,849
International Index Equity Fund	13,797,625	3,792,747
Real Asset Return Fund	13,111,271	5,170,866
Lifetime Income Retirement Date Fund	6,599,162	6,286,552
2010 Retirement Date Fund	8,846,515	17,342,833
2020 Retirement Date Fund	22,756,571	14,857,254
2030 Retirement Date Fund	14,946,623	14,509,389
2040 Retirement Date Fund	12,160,774	4,497,789
Conservative Risk Fund	13,376,479	7,892,434

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

	For the nine-month period ended September 30, 2011
	Purchases	Sales
Moderate Risk Fund	$23,761,481	$11,274,482
Aggressive Risk Fund	9,419,805	6,486,984
Balanced Fund	21,976,372	51,671,332

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For nine-month period ended September 30, 2011
	Purchases	Sales
Bond Core Plus Fund	$734,836,344	$707,077,420

5. Securities Lending

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

Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) and the Balanced Fund, which indirectly engages in securities, lending no longer invest in the State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by the Funds that directly engage in securities lending was reinvested in a newly formed cash collateral pooled fund (the “ABA Members Collateral Fund”) managed by State Street Bank as securities lending agent (“Lending Agent”) and dedicated solely to the Funds that directly engage in securities lending. At the time of its formation, the ABA Members Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D. Thereafter, the overall level of securities loans made by the Funds will have a direct impact on the overall level of cash collateral held in the ABA Members Collateral Fund. For purposes of daily admissions and redemptions, the short-term portfolio instruments in the ABA Members Collateral Fund are currently valued on the basis of amortized cost, as provided for in the Investment Guidelines of the ABA Members Collateral Fund. Participant units in the ABA Members Collateral Fund are issued and redeemed on each business day (“valuation date”). Participant units in the ABA Members Collateral Fund, were, through September 30, 2011, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the ABA Members Collateral Fund, the Lending Agent will notify the Trustee that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the Lending Agent, in its sole discretion and acting in a manner it deems appropriate and fair on behalf of all of the unitholders, may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

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

During the year ended December 31, 2010, the All Cap Index Equity Fund and the Retirement Date Funds also invested in collective investment funds which lend a portion of their securities to qualified Borrowers under identical collateral requirements described above. In July 2010, State Street Bank notified clients that, effective August 2010, they were terminating the withdrawal limitations that were put in place in March 2009 relating to the State Street Bank common and collective trust funds that engage in securities lending. The Trustee determined it was in the best interests of the Collective Trust to redeem the remaining balance from the State Street Bank collective lending funds which redemption was completed on September 16, 2010. From and after September 16, 2010, the All Cap Index Equity Fund and the Retirement Date Funds are non-lending funds.

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund or the Balanced Fund lending the securities and State Street Bank in its capacity as lending agent.

At September 30, 2011, the Funds’ fair value of securities on loan and investments of collateral value received at amortized cost and fair value for securities loaned was as follows:

		Investments of Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value
Bond Core Plus Fund	$44,910,704	$45,831,064	$45,172,083
Large Cap Equity Fund	12,568,846	12,872,806	12,687,715
Small-Mid Cap Equity Fund	45,855,594	47,070,635	46,393,831
International All Cap Equity Fund	5,896,904	6,128,951	6,040,826

Units of the ABA Members Collateral Fund continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain dollar amount withdrawal limitations would apply to redemptions in connection with discontinuing participation in the securities lending program. At September 30, 2011, the market value of the investments in the ABA Members Collateral Fund, as reported by its trustee, was approximately 98.562% of amortized cost. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions.

6. Participant Ownership

As of September 30, 2011, the following Fund had a participant owning greater than 5% of the outstanding units of such Fund: One participant owned 6.43% of the outstanding units of the 2010 Retirement Date Fund.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Quarter and Nine Month Period Ended September 30, 2011

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

For the quarter ended September 30, 2011, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.28%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.12% for the same period. The 3 Year Constant Maturity Treasury Yield does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses. Further, the 70% Ryan Labs Three Year GIC Index / 30% iMoneyNet MFR Prime Institutional Money Market Fund Average produced an investment record of 0.40% for the period. The Ryan Labs Three Year GIC Index portion of the combination benchmark does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses. For the nine month period ended September 30, 2011, the Fund experienced a total return, net of expenses, of 0.81%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.64% for the same period while the 70% Ryan Labs Three Year GIC Index / 30% iMoneyNet MFR Prime Institutional Money Market Fund Average produced an investment record of 1.36% for the period.

The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield but underperformed the 70% Ryan Labs Three Year GIC Index / 30% iMoneyNet MFR Prime Institutional Money Market Fund Average (the historical benchmark prior to the reorganization of the Fund in December 2010) for the quarter ended September 30, 2011. The Fund’s market to book value ratio increased slightly during the quarter from 102.0% to 102.8%, reflecting strong performance in the underlying fixed-income bond portfolios. Security selection emphasizing defensive, high-quality securities relative to the benchmark, particularly in corporates, was beneficial. However, the overweight in sectors that trade at a yield spread over Treasury/agency securities and the corresponding underweight in Treasury/agency securities detracted from performance during the quarter as U.S. Government securities were top performers. The credit quality of the underlying bond portfolios remained high, with 78.8% of the securities rated U.S. Treasury/agency or AAA.

The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield but underperformed the 70% Ryan Labs Three Year GIC Index / 30% iMoneyNet MFR Prime Institutional Money Market Fund Average for the nine month period ended September 30, 2011. The underlying portfolio’s slightly longer-than-benchmark duration positioning improved performance, as yields reached historical lows. A flight to safety experienced in fixed-income markets during the second and third quarter sparked a rally in Treasurys, and consequently the underlying portfolio’s allocations to sectors that trade at a yield spread over Treasury/agency securities have underperformed on a relative basis. The Fund’s crediting rate of 1.98% as of September 30, 2011 may experience modest downward pressure going forward as reinvestment rates remain near historic lows.

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed-income securities.

For the quarter ended September 30, 2011, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 2.90%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 3.82% for the same period. For the nine month period ended September 30, 2011, the Fund experienced a total return, net of expenses, of 5.15%, compared to an investment record of 6.65% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund underperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended September 30, 2011. Such underperformance was primarily caused by an overweight to the financial sector, falling interest rates, sovereign debt concerns in Europe and an underweight to Treasurys. The Bond Core Plus Fund underperformed the Barclays Capital U.S. Aggregate Bond Index for the nine month period ended September 30, 2011. The underperformance was driven by falling interest rates and the sovereign debt concerns in Europe as well as an underweight to Treasurys.

Large Cap Equity Fund

The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion.

For the quarter ended September 30, 2011, the Large Cap Equity Fund experienced a total return, net of expenses, of -14.28%. By comparison, the Russell 1000® Index produced an investment record of -14.68% for the same period. For the nine month period ended September 30, 2011, the Fund experienced a total return, net of expenses, of -8.41%, compared to an investment record of -9.25% for the benchmark for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended September 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. The final week of the quarter accounted for virtually all of the underperformance due primarily to the European debt crisis. In addition, poor stock selection within the energy, technology and health care sectors contributed to the underperformance during the quarter.

For the quarter ended September 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of September 30, 2011) negatively contributed to the performance of the Fund, but outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. The primary drivers of outperformance came from the financial and technology sectors. Within the financial sector, a large underweight to the sector, combined with strong individual stock selection, accounted for the majority of outperformance.

For the quarter ended September 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. The outperformance was primarily driven by strong stock selection as well as an underweight to the financial sector. Relative performance was also aided by an overweight to the health care sector.

For the quarter ended September 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of September 30, 2011) positively contributed to the performance of the Fund, but underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. The underweight positions in the three worst-performing sectors (materials, industrials, and energy) benefited relative performance, while stock selection in information technology, energy and health care sectors proved detrimental to performance.

For the nine month period ended September 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. The underperformance was primarily driven by poor stock selection within the technology and energy sectors.

For the nine month period ended September 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of September 30, 2011) negatively contributed to the performance of the Fund, but outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. An underweight to the financial sector proved to be the most significant contributor to performance. Stock selection within the health care sector also made significant positive contributions to performance.

For the nine month period ended September 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by strong stock selection as well as an underweight to the financial sector.

For the nine month period ended September 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Strong stock selection as well as an overweight to the consumer discretionary sector drove outperformance. Stock selection as well as an underweight to the industrials and materials sectors also contributed positively to performance.

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of small- to medium-capitalization U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

For the quarter ended September 30, 2011, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of
-20.76%. By comparison, the Russell 2500™ Index produced an investment record of -21.22% for the same period. For the nine month period ended September 30, 2011, the Fund experienced a total return, net of expenses, of -14.73%, compared to an investment record of -14.87% for the benchmark for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 14% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Positive stock selection in health care, consumer cyclical and basic materials sectors drove relative performance.

For the quarter ended September 30, 2011, the portion of the Small Mid-Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 14% as of September 30, 2011) negatively contributed to the performance of the Fund, but outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Stock selection was positive in eight of ten sectors, with consumer discretionary, information technology and materials driving performance.

For the quarter ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Relative performance was driven by positive stock selection, particularly in the consumer discretionary and health care sectors.

For the quarter ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 14% as of September 30, 2011) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. While stock selection within the financial sector added value, stock selection, particularly in the technology, consumer staples and energy sectors, detracted from overall performance.

For the quarter ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 9% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection, particularly in the information technology, health care and energy sectors, was the primary driver of the underperformance. Sector positioning, including an overweight to the energy and materials sectors also detracted from performance.

For the quarter ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the health care sector as well as an underweight to the underperforming energy sector were the primary drivers of outperformance.

For the quarter ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 14% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. The majority of the underperformance was due to weak stock selection in the information technology and the industrials sectors.

For the quarter ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 9% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in health care and consumer discretionary sectors were the largest detractors from relative performance.

For the nine month period ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 14% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Basic materials, health care and consumer cyclical sectors provided the most significant contribution to performance during the period.

For the period from on or about May 10, 2011 (the date on which Lombardia Capital Partners, LLC commenced providing investment assistance with respect to the Small Mid-Cap Equity Fund) to September 30, 2011, the portion of the Small Mid-Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 14% as of September 30, 2011) negatively contributed to the performance of the Fund, but outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Stock selection was positive in eight of ten sectors, with consumer discretionary, information technology and materials leading performance.

For the nine month period ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Stock selection was positive in eight of ten sectors, with consumer discretionary, information technology and materials leading performance.

For the nine month period ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 14% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. While stock selection within the financial sector added value, stock selection, particularly in the technology, consumer staples and energy sectors, detracted from overall performance.

For the nine month period ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 9% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the health care and industrials sectors as well as an overweight to energy detracted from relative performance during this period.

For the nine month period ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection within the health care sector as well as an underweight to the energy sector contributed to positive relative performance. Stock selection within the information technology sector also contributed to returns.

For the nine month period ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 14% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection in the information technology, energy and industrials sectors was the primary contributor to underperformance. Sector allocation also detracted from performance as an underweight to utilities served as a headwind with investors seeking the perceived relative safety of these stocks against an uncertain macro-economic backdrop.

For the nine month period ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 9% as of September 30, 2011) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Positive stock selection in the consumer staples, energy and information technology sectors was slightly offset by negative stock selection in the consumer discretionary and financial sectors during the period.

International All Cap Equity Fund

The International All Cap Equity Fund seeks to provide long-term growth of capital through a diversified portfolio of primarily non-U.S. equity securities. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of international (non-U.S.) stock markets.

For the quarter ended September 30, 2011, the International All Cap Equity Fund experienced a total return, net of expenses, of
-19.04%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record -19.85% for the same period. For the nine month period ended September 30, 2011, the Fund experienced a total return, net of expenses, of -14.65%, compared to an investment record of -16.80% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended September 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI Europe, Australasia, Far East (“EAFE”) Value ND Index, against which the performance of this portion of the Fund is compared. Stock selection in the financial, consumer discretionary and health care sectors provided the greatest positive impact on relative performance.

For the quarter ended September 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 14% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Exposures to the financial, industrials and energy sectors were the lead detractors from performance. From a country perspective, performance was hurt by an underweight to Japan and an overweight to Germany and Canada.

For the quarter ended September 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 22% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by stock selection as well as an underweight position in China. Stock selection in the materials sector was also a positive contributor to performance, particularly the position in AngloGold Ashanti, a South African mining company.

For the quarter ended September 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 23% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. While sector selection added value, overall stock selection detracted from relative performance. Though stock selection was strong in the consumer discretionary, industrials and telecommunications sectors, this was more than offset by weak selection in the materials, utilities and financial sectors.

For the quarter ended September 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 15% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. The primary negative impact on returns came from stock selection in Europe, with sector allocation essentially a neutral contributor for the quarter. Within Europe, an underweight exposure to consumer staples proved to be the greatest detractor from relative performance.

For the nine month period ended September 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Stock selection in the financial, consumer discretionary and health care sectors provided the greatest positive impact on relative performance.

For the nine month period ended September 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 14% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Exposures to the financial, industrials and energy sectors were the lead detractors from performance for the period. From a country perspective, performance was hurt by an underweight to Japan and an overweight Germany and Canada.

For the nine month period ended September 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 22% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by stock selection in the financial sector. The overweight in the telecommunications services sector contributed positively, especially China Telecom which outperformed as it continued to deliver strong results. Stock selection in Taiwan was also a positive contributor to performance.

For the nine month period ended September 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 23% as of September 30, 2011) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. While sector selection added value, overall stock selection detracted from relative performance. Though stock selection was strong in the consumer discretionary, industrials and telecommunications sectors, this was more than offset by weak selection in the materials, utilities and financial sectors.

For the nine month period ended September 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 15% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Outperformance was entirely driven by stock selection as sector allocation was negative. Stock selection was strongest in the consumer discretionary and materials sectors but was also positive in information technology, health care, telecommunication and energy sectors. From a country perspective, Europe made the biggest contribution, while Japan was the primary detractor from performance.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities included in such Index. The Barclays Capital U.S. Aggregate Bond Index is representative of the domestic investment-grade bond market.

For the quarter ended September 30, 2011, the Bond Index Fund experienced a total return, net of expenses, of 3.65%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 3.82% for the same period. For the nine month period ended September 30, 2011, the Fund experienced a total return, net of expenses, of 6.01%, compared to an investment record of 6.65% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the quarter and nine month period ended September 30, 2011 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on market capitalization.

For the quarter ended September 30, 2011, the Large Cap Index Equity Fund experienced a total return, net of expenses, of
-14.07%. By comparison, the S&P 500 produced an investment record of -13.87% for the same period. For the nine month period ended September 30, 2011, the Fund experienced a total return, net of expenses, of -9.22%, compared to an investment record of
-8.68% for the benchmark for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the quarter and nine month period ended September 30, 2011 was consistent with the S&P 500 after taking expenses into account.

All Cap Index Equity Fund

The All Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Russell 3000® Index by investing generally in securities included in such Index. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization.

For the quarter ended September 30, 2011, the All Cap Index Equity Fund experienced a total return, net of expenses, of
-15.40%. By comparison, the Russell 3000 Index produced an investment record of -15.28% for the same period. For the nine month period ended September 30, 2011, the Fund experienced a total return, net of expenses, of -10.33%, compared to an investment record of
-9.90% for the benchmark for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the quarter and nine month period ended September 30, 2011 was consistent with the Russell 3000 Index after taking expenses into account.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and represents approximately 7% of the U.S. equity market based on market capitalization.

For the quarter ended September 30, 2011, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of -20.07%. By comparison, the S&P MidCap 400 produced an investment record of -19.88% for the same period. For the nine month period ended September 30, 2011, the Fund experienced a total return, net of expenses, of -13.57%, compared to an investment record of -13.02% for the benchmark for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the quarter and nine month period ended September 30, 2011 was consistent with the S&P MidCap 400 after taking expenses into account.

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

For the quarter ended September 30, 2011, the Small Cap Index Equity Fund experienced a total return, net of expenses, of -22.04%. By comparison, the Russell 2000 Index produced an investment record of -21.87% for the same period. For the nine month period ended September 30, 2011, the Fund experienced a total return, net of expenses, of -17.51%, compared to an investment record of -17.02% for the benchmark for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the quarter and nine month period ended September 30, 2011 was consistent with the Russell 2000 Index after taking expenses into account.

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

For the quarter ended September 30, 2011, the International Index Equity Fund experienced a total return, net of expenses, of
-20.77%. By comparison, the MSCI ACWI ex-US Index produced an investment record of -19.85% for the same period. For the nine month period ended September 30, 2011, the Fund experienced a total return, net of expenses, of -18.04%, compared to an investment record of
-16.80% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the quarter and nine month period ended September 30, 2010 was consistent with the MSCI ACWI ex-US Index after taking into account expenses and the effect of a fair value pricing adjustment made by the underlying collective investment fund in which the Fund invests. For further information regarding the International Index Equity Fund’s use of fair value pricing, see the section entitled “Information with Respect to the Funds—Valuation of Units” in the Collective Trust’s Annual Report on Form 10-K.

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

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank and Trust Company, which we refer to as State Street Bank. During the quarter ended September 30, 2011, these funds were comprised of the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund. The composite benchmark for the Real Asset Return Fund is the composite investment record of the benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the quarter ended September 30, 2011, the composite benchmark for the Real Asset Return Fund was comprised of the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and was weighted based on the Fund’s target allocations to the asset classes to which these underlying benchmarks relate.

For the quarter ended September 30, 2011, the Fund experienced a total return, net of expenses, of -4.59%. By comparison, the composite benchmark produced an investment record of -4.34% for the same period. For the nine month period ended September 30, 2011, the Fund experienced a total return, net of expenses, of 0.00%, compared to an investment record of 0.71% for the benchmark for the same period. None of the indices comprising the composite benchmark includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of the Real Asset Return Fund for the quarter and nine month period ended September 30, 2011 was consistent with its composite benchmark after taking expenses into account.

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

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended September 30, 2011, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global All Cap Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small Cap® Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite investment record of the respective benchmarks for the underlying asset classes to which each Retirement Date Fund allocates its assets from time to time. During the quarter ended September 30, 2011, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-US IMI Index, the S&P MidCap 400, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

For the quarter ended September 30, 2011, the Retirement Date Funds experienced a total return, net of expenses, of -4.45% for the Lifetime Income Retirement Date Fund, -3.44% for the 2010 Retirement Date Fund, -6.50% for the 2020 Retirement Date Fund,
-9.62% for the 2030 Retirement Date Fund and -13.37% for the 2040 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of -4.15%, -3.17%, -6.17%, -9.22% and -13.00%, respectively, for the same period. None of the indices comprising the composite benchmarks includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the quarter ended September 30, 2011 was consistent with its respective composite benchmark after taking into account expenses.

For the nine month period ended September 30, 2011, the Retirement Date Funds experienced a total return, net of expenses, of -0.84% for the Lifetime Income Retirement Date Fund, 0.49% for the 2010 Retirement Date Fund, -2.25% for the 2020 Retirement Date Fund, -5.26% for the 2030 Retirement Date Fund and -9.08% for the 2040 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of -0.07%, 1.28%, -1.52%, -4.55% and -8.32%, respectively, for the same period. None of the indices comprising the composite benchmarks includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the nine month period ended September 30, 2011 was consistent with its respective composite benchmark after taking into account expenses and the effect of participation in securities lending.

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

The Target Risk Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank or an affiliate of Northern Trust Investments. During the quarter ended September 30, 2011, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap® Index Non-Lending Series Fund, the SSgA International Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the NTGI Collective Short Term Investment Fund and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund.

The composite benchmark for each of the Target Risk Funds is the composite investment record of the respective benchmarks for the underlying asset classes to which each Target Risk Fund allocates its assets. During the quarter ended September 30, 2011, the respective benchmarks comprising the composite benchmarks included some or all of the Russell 3000® Index, the MSCI EAFE Index, the MSCI ACWI Ex-US Index, the Dow Jones U.S. Select REIT Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, the Merrill Lynch 3-Month T-Bill Index and the Dow Jones-UBS Commodity Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the quarter ended September 30, 2011, the Target Risk Funds experienced a total return, net of expenses, of -2.09% for the Conservative Risk Fund, -8.58% for the Moderate Risk Fund and -13.78% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of -1.78%, -8.23% and -13.38%, respectively, for the same period. For the nine month period ended September 30, 2011, the Target Risk Funds experienced a total return, net of expenses, of 1.67% for the Conservative Risk Fund, -4.69% for the Moderate Risk Fund and -9.60% for the Aggressive Risk Fund, compared to an investment record of 2.37%, -3.93% and -8.85%, respectively, of the respective composite benchmark for the same period. None of the indices comprising the composite benchmarks includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Target Risk Fund for the quarter and the nine month period ended September 30, 2011 was consistent with its respective composite benchmark after taking expenses into account.

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

For the quarter ended September 30, 2011, the Balanced Fund experienced a total return, net of expenses, of -7.61%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of -7.56% for the same period. For the nine month period ended September 30, 2011, the Balanced Fund experienced a total return, net of expenses, of -3.00%, as compared to an investment record of -3.00% for the benchmark for the period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Indices or for fund expenses.

For the quarter ended September 30, 2011, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, outperformed the Russell 1000 Index. For the nine month period ended September 30, 2011, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, outperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund for such periods, above, for a description of the performance of the equity segment of the Balanced Fund for such periods.

For the quarter ended September 30, 2011, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, underperformed the Barclays Capital U.S. Aggregate Bond Index. For the nine month period ended September 30, 2011, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, underperformed the Barclays Capital U.S. Aggregate Bond Index. Please refer to a discussion of the investment performance of the Bond Core Plus Fund for such periods, above, for a description of the performance of the debt segment of the Balanced Fund for such periods.

Quarter and Nine Month Period Ended September 30, 2010

Stable Asset Return Fund

The Stable Asset Return Fund seeks to provide current income consistent with the preservation of principal and liquidity. The Fund does not make any direct investments, but invests all of its assets indirectly through the State Street Global Advisors Stable Asset Fund Trust, which we refer to as SAFT, a collective investment fund maintained and managed by State Street Bank and Trust Company, which we refer to as State Street Bank. State Street Global Advisors, which we refer to as SSgA, is the investment management division of State Street Bank. SAFT in turn invests in investment contracts, which we refer to as Traditional Investment Contracts, so called “Synthetic GICs,” which represent individual high-quality fixed-income and asset-backed instruments subject to benefit responsive wrap contracts, and collective investment funds maintained by State Street Bank that invest in high-quality fixed-income and asset-backed securities. SAFT also invests a portion of its assets in the SSgA Short Term Investment Fund, which we refer to as STIF, a short-term income collective investment fund maintained by State Street Bank. STIF also invests in high-quality short-term fixed-income and asset-backed instruments.

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

The Stable Asset Return Fund underperformed the combination benchmark less 0.5% per year for the quarter ended September 30, 2010. The Fund’s portfolio had a shorter average duration and a higher credit quality than the combination benchmark during the quarter, which allowed the Fund to benefit from improvements in the fixed-income market while effectively adapting to changes imposed by Benefit Responsive Providers providing wrap coverage to the Fund.

The Stable Asset Return Fund underperformed the combination benchmark less 0.5% per year for the nine month period ended September 30, 2010. The Fund’s portfolio has been positioned conservatively to allow for greater flexibility as capacity issues in the stable value industry unfolded. This positioning has allowed the Fund to benefit from improvements in the fixed-income market while effectively adapting to changes imposed by Benefit Responsive Providers providing wrap coverage to the Fund without causing a disruption to the portfolio construction process. Given its short duration and high quality bias, the portfolio will likely experience relative advantage when interest rates move higher or wrap provider constraints abate.

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve a total return from current income and capital appreciation by investing primarily in a diversified portfolio of fixed-income securities.

For the quarter ended September 30, 2010, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 3.21%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 2.48% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 8.36%, compared to an investment record of 7.94% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses. Please see “—Effect on Performance of Certain

Funds that Participate in Securities Lending for the Quarter and Nine Month Period Ended September 30, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended September 30, 2010. Sectors within the index that trade at a spread to U.S. Treasurys mostly outperformed. An underweight to agency mortgages and a small allocation to high yield corporate bonds added to relative returns.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the nine month period ended September 30, 2010. On a duration-adjusted basis, sectors within the index that trade at a spread to U.S. Treasurys mostly outperformed. A modest overweight to the Treasury sector and an emphasis on the well-capitalized financial sector further contributed to relative returns.

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

For the quarter ended September 30, 2010, the Large Cap Equity Fund experienced a total return, net of expenses, of 12.15%. By comparison, the Russell 1000 Index produced an investment record of 11.55% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 3.98%, compared to an investment record of 4.41% for the benchmark for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the quarter ended September 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. The portfolio’s stock selection was strongest within the consumer discretionary sector, which contributed to relative performance. However, weakness in the financial sector stock selection partially offset relative returns, as investors grappled with the overall impact of regulatory reform on future growth and returns.

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

For the quarter ended September 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. The main contributors to outperformance were stock selection and a below-benchmark weighting in the financial sector. Stock selection and an overweight allocation in information technology also contributed to relative returns.

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

For the quarter ended September 30, 2010, the performance of the indexed portion of the Large Cap Equity Fund was consistent with the Russell 1000 Index after taking into account expenses and the effect of participation in securities lending. Please see “— Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter and Nine Month Period Ended September 30, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

For the period from on or about January 19, 2010 (the date on which Columbus Circle Investors commenced providing investment assistance with respect to the Large Cap Equity Fund) to September 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Performance of the portfolio during the period was enhanced by strong stock selection in the consumer discretionary and technology sectors, which offset weakness in the materials and financial sectors.

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

For the nine month period ended September 30, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of September 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Holdings in the industrials and consumer discretionary sectors were the portfolio’s strongest performers, but holdings in the financial, energy, and health care sectors lost ground. Security selection detracted most from relative performance in the financial and health care sectors. Overweight stances in the information technology and health care sectors, and underweight positions in the industrials and consumer staples sectors, also detracted from relative performance.

For the nine month period ended September 30, 2010, the performance of the indexed portion of the Large Cap Equity Fund was consistent with the Russell 1000 Index after taking into account expenses and the effect of participation in securities lending. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter and Nine Month Period Ended September 30, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

For the quarter ended September 30, 2010, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 11.38%. By comparison, the Russell 2500TM Index produced an investment record of 12.21% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 9.96%, compared to an investment record of 10.32% for the benchmark for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter and Nine Month Period Ended September 30, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

For the quarter ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 15% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection led the bulk of the outperformance, while sector allocation was relatively neutral to the performance versus the benchmark. Stock selection in the materials and financial sectors led the outperformance, while stock selection in the health care and consumer staples sectors was not as strong. An overweight to the consumer discretionary sector also helped contribute to overall performance of the portfolio.

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

For the nine month period ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. The primary drivers contributing to the portfolio’s performance were stock selection in the health care sector. Stock selection within the financial sector also served as a catalyst aiding performance for this period. Detracting from the portfolio’s performance was stock selection in the consumer discretionary and materials sectors.

For the nine month period ended September 30, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 15% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. In the nine month period, strong stock selection was offset by unfavorable sector allocation results. From a stock selection standpoint, the consumer discretionary, information technology and utilities sectors saw good performance year-to-date, while selection was a headwind in the financial sector.

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

For the quarter ended September 30, 2010, the International All Cap Equity Fund experienced a total return, net of expenses, of 15.78%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of 16.58% for the same period and the MSCI Europe, Australasia, Far East Index, which we refer to as the MSCI Europe, Australasia, Far East (“EAFE”) Index, produced an investment record of 16.48% for the same period. For the nine month period ended September 30, 2010, the Fund experienced a total return, net of expenses, of 2.05%, compared to an investment record of 3.69% for the MSCI ACWI ex-US Index and 1.07% for the MSCI EAFE Index for the same period. Neither the MSCI ACWI ex-US Index nor the MSCI EAFE Index includes an allowance for the fees that an investor would pay for investing in the securities that comprise those Indices or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter and Nine Month Period Ended September 30, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

For the quarter ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 22% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Outperformance of the portfolio was primarily driven by stock selection. The main drivers of outperformance were overweight positions in the consumer staples and telecom services sector. An overweight stance in Thailand helped performance, particularly an overweight position in Kasikornbank (financial sector), which rose with the Thai market.

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

For the nine month period ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 23% as of September 30, 2010) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Year to date, the portfolio’s positioning in the financial sector, holdings in materials, and underweight exposure to utilities had a positive impact on relative performance. Conversely, holdings in the energy, European and U.K. health care, and European information technology sectors had a negative impact on relative performance.

For the nine month period ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 15% as of September 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Stock selection was the biggest detractor from performance of the portfolio for the period. The portfolio’s exposure to the health care and information technology sectors contributed to performance, while the portfolio’s exposure to the materials, consumer discretionary and financial sector detracted from relative performance.

For the nine month period ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 22% as of September 30, 2010) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. An overweight position in the consumer staples sector added to performance, especially holdings in Shoprite (South Africa: consumer staples), which rose strongly during the period. Stock selection in China boosted returns, especially China Telecom, which outperformed over the period. An overweight position in Kasikornbank (financial sector) was also positive as it rose with the Thai market.

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

For the nine month period ended September 30, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 15% as of September 30, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Health care constituted the portfolio’s biggest laggard sector in the year to date, but the information technology and financial sectors were also weak. On the stock level, the key detractors from performance were the financial sector and Swiss health care firm Roche.

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

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended September 30, 2010, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global All Cap Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small Cap Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

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

For the quarter ended September 30, 2010, the Balanced Fund experienced a total return, net of expenses, of 8.48%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 8.01% for the same period. For the nine month period ended September 30, 2010, the Balanced Fund experienced a total return, net of expenses, of 5.97%, as compared to an investment record of 6.26% for the benchmark for the period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Indices or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter and Nine Month Period Ended September 30, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter and Nine Month Period Ended September 30, 2010

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) of the Collective Trust, the Funds and the Balanced Fund. Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures of the Collective Trust, the Funds and the Balanced Funds were effective as of September 30, 2011.

Internal Control Over Financial Reporting: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust evaluated any change in the internal control over financial reporting of the Collective Trust, the Funds and the Balanced Fund that occurred during the fiscal quarter ended September 30, 2011 and determined that no change in the internal control over financial reporting occurred during the fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of the Collective Trust, the Funds or the Balanced Fund.

The certifications of the Principal Executive Officer and the Principal Financial Officer of the Collective Trust filed herewith apply to the Collective Trust, each of the Funds and the Balanced Fund.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2011, the Collective Trust issued an aggregate of approximately $458 million in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

Item 6.	EXHIBITS.

10.5.2	First Amendment to the Fiduciary Investment Services Agreement dated October 19, 2011 among the ABA Retirement Funds, The Northern Trust Company and Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.), included as Exhibit 10.5.2 to Registrant’s Current Report on Form 8-K filed October 24, 2011 and incorporated herein by reference thereto.

10.6.6	Purchase Order No. 7 dated October 18, 2011 to the Program Services Agreement between ING Life Insurance and Annuity Company and the ABA Retirement Funds, included as Exhibit 10.6.6 to Registrant’s Current Report on Form 8-K filed October 24, 2011 and incorporated herein by reference thereto.

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

November 14, 2011	By:	/s/ Thomas R. Benzmiller
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

November 14, 2011	By:	/s/ Randal Rein
	Name:	Randal Rein
	Title:	Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Extension Presentation Linkbase Document.