Form 10-K
period 2011-12-31
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2012-03-23
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was approximately $3.8 billion.

i

ii

PART I

ITEM 1.	Business.

OVERVIEW

The American Bar Association Members/Northern Trust Collective Trust (the “Collective Trust”) was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the ABA Retirement Funds Program (the “Program”). As of December 31, 2011, assets contributed under the Program may be invested in 20 collective investment funds, each of which we refer to individually as a “Fund” and collectively as the “Funds,” as follows:

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

In addition, assets contributed under the Program may be invested in a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds through the Self-Directed Brokerage Account. The Funds and the Self-Directed Brokerage Account are investment options under the Program, which is sponsored by the ABA Retirement Funds.

The Collective Trust may offer and sell an unlimited number of units of beneficial interest (“Units”), representing interests in the separate collective investment fund portfolios of the Collective Trust, each Unit to be offered and sold at the per Unit net asset value of the corresponding fund portfolio.

Effective July 1, 2010, Northern Trust Investments, Inc. (“Northern Trust Investments” or the “Trustee”) was substituted for State Street Bank and Trust Company of New Hampshire (“State Street”) as trustee of the Collective Trust. In connection therewith, the name of the Collective Trust was changed from “American Bar Association Members/State Street Collective Trust” to “American Bar Association Members/Northern Trust Collective Trust.” From and after the date of the substitution, Northern Trust Investments, as trustee of the Collective Trust, has exclusive discretion and control over the assets of the Collective Trust.

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

THE PROGRAM

The Program is sponsored by ABA Retirement Funds, an Illinois not-for-profit corporation organized by the American Bar Association, which we refer to as the ABA, to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or other affiliated organizations. The Program is a comprehensive retirement program that provides Employers with tax-qualified employee retirement plans, a variety of investment options and related recordkeeping and administrative services. As of December 31, 2011, there were approximately 3,710 plans participating in the Program through which approximately 37,241 Participants participated in the Program.

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

DESCRIPTION OF INVESTMENT OPTIONS

As of December 31, 2011, the Collective Trust offered five Managed Funds, six Index Funds, the Real Asset Return Fund, five Retirement Date Funds and three Target Risk Funds. The Managed Funds, the Index Funds, the Real Asset Return Fund, the Retirement Date Funds and the Target Risk Funds, together with the Self-Directed Brokerage Account, are investment options under the Program.

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

The Stable Asset Return Fund invests in high quality fixed-income instruments, investment contracts, and other fixed-income investments. The Bond Core Plus Fund invests in debt securities of varying maturities. The Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund invest in equity securities of various types. The Index Funds are a group of six collective investment funds, each of which is designed to replicate the investment performance of a specific securities index. The Real Asset Return Fund seeks to provide investors with investment returns in excess of inflation (although the Real Asset Return Fund can be expected to have greater volatility than the Core CPI). The Retirement Date Funds are a group of five diversified investment funds, each of which is designed to correspond to a particular time horizon to retirement. The Target Risk Funds are a group of three diversified investment funds, each of which is designed to represent risk and reward characteristics that reflect a particular level of investment risk such as conservative, moderate or aggressive. In addition, assets contributed under the Program may be invested in publicly traded debt and equity securities and shares of numerous mutual funds through the Self-Directed Brokerage Account.

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

There are no voting rights connected with the ownership of Units. No officer of the Collective Trust or officer or director of Northern Trust Investments owns, beneficially or of record, any Units of beneficial interest in the Collective Trust. As of December 31, 2011, no person or entity vested with investment responsibility for the assets contributed to the Program owned more than 5% of the Units of beneficial interest in the Collective Trust or in any Fund offered thereunder, except that one Participant owned 5.96% of the outstanding Units of the 2010 Retirement Date Fund.

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

As of December 31, 2011, the Stable Asset Return Fund’s assets were invested in approximately the following proportions: 10% to 15% invested in the NTGI Collective Government Short-Term Investment Fund, or a comparable third-party collective fund (which is used as a liquidity buffer), and 85% to 90% invested in Benefit Responsive Contracts. As of December 31, 2011, the duration of the Fund was 2.55 years. Duration represents the time required to receive the present value of future payments, both interest and principal, from a fixed-income security. The duration of the Fund cannot exceed 3.50 years.

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

The Fund may not invest in any Traditional Investment Contract unless, at the time of purchase, the Traditional Investment Contract or the issuer of the Traditional Investment Contract is rated in one of the three highest rating categories (including the sub-categories within such categories) by at least three nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s. Notwithstanding the foregoing, the minimum credit quality of each Benefit Responsive Provider must be rated at least A3/A- by at least one nationally recognized statistical rating organization at the time of initial placement. The average quality of the Fund’s Benefit Responsive contracts is expected to be maintained at a rating of at least A3/A-.

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

Investment Advisors. Northern Trust Investments has retained Galliard Capital Management, Inc., which we refer to as Galliard, to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Fund. In addition to providing advice with respect to a portion of the Fund, Galliard is also responsible for making recommendations regarding the retention of Investment Advisors for the portions of the Fund it does not manage. Based on such recommendations Northern Trust Investments has also retained Jennison Associates LLC and Pacific Investment Management Company, LLC, which we refer to as Jennison and PIMCO, respectively, to serve as additional Investment Advisors to the Fund. As of December 31, 2011, approximately 55%, 18%, 16% and 11% of the assets of the Fund were allocated to, respectively, Galliard, Jennison, PIMCO and the NTGI Collective Government Short-Term Investment Fund. Northern Trust Investments may, in the future, subject to consultation with Galliard, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof. Information regarding the Fund’s Investment Advisors is set forth below.

Galliard is located at 800 LaSalle Avenue, Minneapolis, Minnesota 55402. Galliard is a wholly-owned subsidiary of Wells Fargo & Company. As of December 31, 2011, Galliard had approximately $77.6 billion of assets under management. Galliard provides advice with respect to a portion of the Fund as determined, from time to time, by Northern Trust Investments.

Jennison is located at 466 Lexington Avenue, New York, New York 10017 and was founded in 1969. Jennison is an indirect wholly-owned subsidiary of Prudential Financial, Inc., a full-scale global financial services organization located at 751 Broad Street, Newark, New Jersey 07012. As of December 31, 2011, Jennison had approximately $135.7 billion of assets under management. Jennison also serves as an Investment Advisor to the Large Cap Equity Fund.

Pacific Investment Management Company LLC, which we refer to as PIMCO. PIMCO was founded in Newport Beach, California in 1971 and is a majority owned subsidiary of Allianz Global Investors of America L.P., whose ultimate parent is Allianz SE, a European-based, multinational insurance and financial services holding company. PIMCO’s principal place of business is 840 Newport Center Drive, Suite 100, Newport Beach, California 92660. As of December 31, 2011, PIMCO has approximately $1.35 trillion of assets under management. PIMCO also serves as an Investment Advisor to the Bond Core Plus Fund.

Transfer Restrictions. As of May 1, 2011, direct transfers from the Stable Asset Return Fund to a Self-Directed Brokerage Account are no longer permitted. There will continue to be no restrictions on transfers from the Stable Asset Return Fund to other Funds available under the Collective Trust, but the amount transferred from the Stable Asset Return Fund to any other Fund cannot be transferred from such other Fund to a Self-Directed Brokerage Account until 90 days have passed since the date of such transfer. To the extent that an amount transferred from the Stable Asset Return Fund to another Fund is again transferred to another Fund, such amount cannot be transferred to a Self-Directed Brokerage Account until 90 days have passed since the date of the initial transfer from the Stable Asset Return Fund. For more information on these restrictions, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

BOND CORE PLUS FUND

Investment Objective. The investment objective of the Bond Core Plus Fund is to achieve a total return from current income and capital appreciation. There can be no assurance that the Bond Core Plus Fund will achieve its investment objective.

Strategy. The Bond Core Plus Fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the domestic bond market. The Bond Core Plus Fund invests its assets in a diversified portfolio of fixed-income securities of varying maturities with a portfolio duration generally from three to six years. The level of investments in fixed-income securities will vary, depending upon many factors, including economic conditions, interest rates and other relevant considerations. In recommending securities, economic forecasting, interest rate anticipation, credit and call risk analysis, foreign currency exchange rate forecasting and other security selection techniques will be taken into account.

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

TBA Commitments. The Bond Core Plus Fund may enter into “to be announced” commitments, which we refer to as TBA commitments, to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for the security that is subject of a TBA commitment has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if the Fund’s Investment Advisor deems it appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Bond Core Plus Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Risk Factors—‘When Issued’ Securities.”

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Bond Core Plus Fund increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover of the Fund was 278% for the twelve months ended December 31, 2011 and 1,164% for the twelve months ended December 31, 2010. The Fund’s portfolio turnover includes trades such as TBA rolls and buys/sells of commercial paper. The Fund believes that it is important to have the ability to seek higher returns using a diverse array of strategies and instruments, particularly in the highly sophisticated global market. Some of these strategies and instruments, particularly mortgages and derivatives, by their very nature necessitate a relatively high number of trades and trade entries.

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

PIMCO was founded in Newport Beach, California in 1971 and is a majority owned subsidiary of Allianz Global Investors of America L.P., whose ultimate parent is Allianz SE, a European-based, multinational insurance and financial services holding company. PIMCO’s principal place of business is 840 Newport Center Drive, Suite 100, Newport Beach, California 92660. As of December 31, 2011, PIMCO has approximately $1.35 trillion of assets under management. PIMCO also serves as an Investment Advisor to the Stable Asset Return Fund.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The portfolio turnover rate for the Fund may be higher than the rates for comparable funds with a single portfolio manager. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Thus, one Investment Advisor for the Fund may be selling a security when another Investment Advisor for the Fund is purchasing that same security. Additionally, when the Fund replaces an Investment Advisor, the new Investment Advisor may restructure the investment portfolio, which may increase the Fund’s portfolio turnover rate. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions for the Fund. A high portfolio turnover rate (100% of more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce the Fund’s return. Portfolio turnover of the Fund was 55% for the twelve months ended December 31, 2011 and 118% for the twelve months ended December 31, 2010.

Investment Advisors. The Fund utilizes a “multi-manager” approach whereby the Fund’s assets are allocated to two or more Investment Advisors, in percentages determined at the discretion of Northern Trust Investments. Each Investment Advisor acts independently from the others and uses its own distinct style in recommending securities. Each Investment Advisor has investment discretion and makes all determinations with respect to the investment of assets of the Fund allocated to it, subject to the Fund’s objectives, guidelines and restrictions and the general supervision of Northern Trust Investments.

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

Northern Trust Investments has retained the following organizations to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Large Cap Equity Fund. As of December 31, 2011, approximately 22%, 27%, 19% and 29% of the assets of the Large Cap Equity Fund were allocated to, respectively, Columbus Circle Investors, Delaware Investment Advisers, Jennison Associates LLC and C.S. McKee, L.P. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

Columbus Circle Investors, which we refer to as CCI. CCI is located at One Station Place, Stamford, Connecticut 06902 and was founded in 1975. In January 2005, Principal Global Investors acquired a 70% interest in CCI; the remainder of CCI is owned by employees of the firm. As of December 31, 2011, CCI had approximately $14.3 billion of assets under management.

Delaware Investment Advisers, which we refer to as Delaware Investments, a series of Delaware Management Business Trust a SEC-registered investment adviser, is located at 2005 Market Street, Philadelphia, Pennsylvania 19103. Delaware Investments refers to Delaware Management Holdings, Inc. and its subsidiaries and traces its roots to an investment consulting firm founded in 1929. Delaware Management Holdings, Inc. is an indirect subsidiary of Macquarie Group Limited, a Sydney, Australia-headquartered global provider of banking, financial, advisory, investment, and fund management services. As of December 31, 2011, Delaware Investments had approximately $165 billion of assets under management.

Jennison Associates LLC, which we refer to as Jennison. Jennison is located at 466 Lexington Avenue, New York, New York 10017 and was founded in 1969. Jennison is an indirect wholly-owned subsidiary of Prudential Financial, Inc., a full-scale global financial services organization located at 751 Broad Street, Newark, New Jersey 07012. As of December 31, 2011, Jennison had approximately $135.7 billion of assets under management. Jennison also serves as an Investment Advisor to the Stable Asset Return Fund.

C.S. McKee, L.P., which we refer to as C.S. McKee. C.S. McKee is located at One Gateway Center, Pittsburgh, Pennsylvania 15222. Founded in 1931, C.S. McKee is an employee-owned institutional investment advisor. In 1987, C.S. McKee became a wholly-owned subsidiary of United Asset Management Corporation, which was purchased by London-based Old Mutual PLC in 2000. In 2001, the firm was repurchased by its employees. As of December 31, 2011, C.S. McKee had approximately $12.1 billion of assets under management.

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

For temporary defensive purposes, the Fund may invest without limitation in U.S. Government Obligations, short-term commercial paper and other short-term instruments. The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short- term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors—Credit Risk.”

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

Generally, the Small-Mid Cap Equity Fund poses a greater risk to principal than the other domestic equity Managed Funds. Investors should consider their investments in the Fund as relatively long-term and involving high risk to principal commensurate with potential for substantial gains. There is no certainty regarding which companies and industries will in fact experience capital growth, and such companies and industries may lose their potential for capital growth at any time.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Small-Mid Cap Equity Fund’s performance. The portfolio turnover rate for the Fund may be higher than the rates for comparable funds with a single portfolio manager. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Thus, one Investment Advisor for the Fund may be selling a security when another Investment Advisor for the Fund is purchasing that same security. Additionally, when the Fund replaces an Investment Advisor, the new Investment Advisor may restructure the investment portfolio, which may increase the Fund’s portfolio turnover rate. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions for the Fund. A high portfolio turnover rate (100% of more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce the Fund’s return. Portfolio turnover of the Fund was 116% for the twelve months ended December 31, 2011 and 104% for the twelve months ended December 31, 2010.

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

Northern Trust Investments has retained the following organizations to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Small-Mid Cap Equity Fund. As of December 31, 2011, approximately 15%, 10%, 15%, 15%, 9%, 10%, 14% and 9% of the assets of the Small-Mid Cap Equity Fund were allocated to, respectively, Denver Investment Advisors LLC, Frontier Capital Management Co. LLC, Lombardia Capital Partners, LLC, LSV Asset Management, Allianz Global Investors Capital LLC, Riverbridge Partners, Systematic Financial Management, L.P. and TCW Investment Management Company. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

Denver Investment Advisors LLC (d/b/a Denver Investments), which we refer to as DIA. DIA is located at 1225 17th Street, Denver, Colorado 80202 and was founded in 1958. The firm is 100% employee owned. Ownership in the firm is divided among 30 investment professionals, with no one person owning greater than 10%. As of December 31, 2011, DIA had approximately $9.4 billion of assets under management.

Frontier Capital Management Co. LLC, which we refer to as Frontier. Frontier is located at 99 Summer Street, Boston, Massachusetts 02110. Founded in 1980, the firm has managed growth-oriented portfolios since its inception. Frontier largely serves institutional clients, which represent approximately 90% of the firm’s assets under management. The remaining 10% is comprised largely of non-institutional clients, primarily high net-worth individuals. In 2000, Frontier became an affiliate of Affiliated Managers Group, Inc. As of December 31, 2011, Frontier had approximately $9.0 billion of assets under management.

Lombardia Capital Partners, LLC, which we refer to as Lombardia. Lombardia’s headquarters are located at 55 South Lake Avenue, Suite 750, Pasadena, California 91101. Lombardia was founded in 1989 and specializes in U.S. and non-U.S. value equities. Lombardia is 100% owned by its employees. As of December 31, 2011, Lombardia had approximately $2.7 billion of assets under management.

LSV Asset Management, which we refer to as LSV. LSV is located at 155 North Wacker Drive, Suite 4600, Chicago, Illinois 60606 and was founded in 1994. LSV is a Delaware general partnership. The general partnership is 59% collectively owned by the seventeen employee-partners of LSV. SEI Funds, Inc. owns the remaining 41% of the firm. As of December 31, 2011, LSV had approximately $57.6 billion of assets under management. LSV also serves as an Investment Advisor to the International All Cap Equity Fund.

Allianz Global Investors Capital LLC, which we refer to as AGI Capital. AGI Capital was formed from the integration of three affiliates, Oppenheimer Capital LLC (“OpCap” founded 1969), Nicholas-Applegate Capital Management LLC (“Nicholas-Applegate” founded 1984) and NFJ Investment Group (“NFJ” founded 1989). On July 1, 2010, all employees of Nicholas-Applegate and OpCap became employees of AGI Capital, and the transition of management of client assets from Nicholas-Applegate and OpCap to AGI Capital was initiated. AGI Capital has offices located in New York, Dallas and San Diego. The New York office is located at 1345 Avenue of the Americas, New York, NY 10105. As of December 31, 2011, AGI Capital had approximately $46.4 billion of assets under management, which includes NFJ assets.

Riverbridge Partners, which we refer to as Riverbridge. Riverbridge is located at 801 Nicollet Mall, Suite 600, Minneapolis, Minnesota 55402. Riverbridge was founded in 1987 and is an investment manager for institutions and high net worth individuals. Throughout its history, Riverbridge has remained an employee owned firm. As of December 31, 2011, Riverbridge had approximately $2.6 billion of assets under management.

Systematic Financial Management, L.P., which we refer to as Systematic. Systematic is located at 300 Frank W. Burr Blvd., Glenpointe East, 7th Floor, Teaneck, New Jersey 07666 and was founded in 1982. In 1995, a majority stake in the firm was sold to Affiliated Managers Group, Inc., a publicly traded company. As of December 31, 2011, Systematic had approximately $11.0 billion of assets under management.

TCW Investment Management Company, which we refer to as TCW. TCW is located at 865 South Figueroa Street, Los Angeles, California 90017 and was founded in 1971. In July 2001, TCW became an indirect subsidiary of Société Generale Asset Management, the asset management division of Société Generale, S.A. (“SG”). SG indirectly owns 80% of the equity interest in TCW. The remaining 20% is held by Amundi Group. As of December 31, 2011, TCW had approximately $117.8 billion of assets under management.

INTERNATIONAL ALL CAP EQUITY FUND

Investment Objective. The investment objective of the International All Cap Equity Fund is to achieve long-term growth of capital. There can be no assurance that the International All Cap Equity Fund will achieve its investment objective.

Strategy. The International All Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of international (non-U.S.) stock markets through investing in a diversified portfolio of primarily non-U.S. equity securities. The Fund will invest at least 80% of its assets in equity securities of companies domiciled outside the United States. The Fund may invest in companies of any size located in a number of countries throughout the world. Investing abroad increases the opportunities available to investors. Common stocks of foreign companies offer a way to seek long-term growth of capital. Many foreign countries may have greater potential for economic growth than the United States. Foreign investments also provide effective diversification for an all-U.S. portfolio, since historically their returns have not been tightly correlated with U.S. stocks over long time periods. Investing a portion of a portfolio in foreign stocks may enhance diversification while providing the potential to increase long-term capital appreciation. The International All Cap Equity Fund seeks to diversify investments broadly among developed and emerging countries. The Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to two or more Investment Advisors, in percentages determined at the discretion of Northern Trust Investments. Each Investment Advisor acts independently from the others and uses its own distinct investment style in recommending securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of Northern Trust Investments.

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

As of December 31, 2011, the International All Cap Equity Fund was invested in securities of companies domiciled in approximately 37 countries. Under exceptional economic or market conditions abroad, the International All Cap Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under “Stable Asset Return Fund—Investment Guidelines and Restrictions—U.S. Government Obligations.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors—U.S. Government Obligations.”

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

Risks of Securities Lending Undertaken by the International All Cap Equity Fund. The International All Cap Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A,“Risk Factors—Risks Related to Securities Lending.”

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the International All Cap Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The portfolio turnover rate for the Fund may be higher than the rates for comparable funds with a single portfolio manager. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Thus, one Investment Advisor for the Fund may be selling a security when another Investment Advisor for the Fund is purchasing that same security. Additionally, when the Fund replaces an Investment Advisor, the new Investment Advisor may restructure the investment portfolio, which may increase the Fund’s portfolio turnover rate. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions for the Fund. A high portfolio turnover rate (100% or more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce the Fund’s return. Portfolio turnover for the Fund was 45% for the twelve months ended December 31, 2011 and 102% for the twelve months ended December 31, 2010.

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

Northern Trust Investments has retained the following organizations to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the International All Cap Equity Fund. As of December 31, 2011 approximately 22%, 15%, 22%, 22% and 15% of the assets of the International All Cap Equity Fund were allocated to, respectively, Altrinsic Global Advisors, LLC, Eagle Global Advisors LLC, First State Investments International Limited, LSV Asset Management and Martin Currie Inc. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

Altrinsic Global Advisors, LLC, which we refer to as Altrinsic. Altrinsic is located at 8 Sound Shore Drive, Greenwich, Connecticut 06830. Altrinsic is an employee—controlled and majority-owned firm that was established in 2000 to focus solely on global and international investment management on behalf of institutional investors around the world. As of December 31, 2011, Altrinsic had approximately $10.7 billion of assets under management.

Eagle Global Advisors LLC, which we refer to as Eagle. Eagle is located at 5847 San Felipe, Houston, Texas 77057. Eagle is an independent, employee owned investment management firm offering global, U.S. equity and international equity investment management services. The firm is 100% employee owned. As of December 31, 2011, Eagle had approximately $3.2 billion of assets under management.

First State Investments International Limited, which we refer to as First State. First State is located at 23 St. Andrew Square, Edinburgh, Scotland. First State is the international asset management division of Commonwealth Bank of Australia. As of December 31, 2011, First State had approximately $49.1 billion of assets under management.

LSV Asset Management, which we refer to as LSV. LSV is located at 155 North Wacker Drive, Suite 4600, Chicago, Illinois 60606, and was founded in 1994. LSV is a Delaware general partnership. The general partnership is 59% collectively owned by the seventeen employee-partners of LSV. SEI Funds, Inc. owns the remaining 41% of the firm. As of December 31, 2011, LSV had approximately $57.6 billion of assets under management. LSV also serves as an Investment Advisor to the Small-Mid Cap Equity Fund.

Martin Currie Inc., which we refer to as Martin Currie. Martin Currie is located at 20 Castle Terrace, Edinburgh, Scotland. Martin Currie manages a variety of international equity strategies for clients around the world. The firm is independent and majority employee owned. As of December 31, 2011, Martin Currie had approximately $8.6 billion of assets under management.

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

BOND INDEX FUND

Investment Objective. The investment objective of the Bond Index Fund is to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities included in such Index. There can be no assurance that the Bond Index Fund will achieve its investment objective.

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

TBA Commitments. The Bond Index Fund may enter into TBA commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for the security that is the subject of a TBA commitment has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Fund may dispose of a commitment prior to settlement if deemed appropriate to do so. Upon settlement date, the Fund may take delivery of the securities or defer the delivery to the next month. The Bond Index Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Risk Factors—“When-Issued’ Securities.”

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

Portfolio turnover of the Bond Index Fund was 12% for the twelve months ended December 31, 2011 and 16% for the twelve months ended December 31, 2010. This turnover reflects purchases and sales by the Fund of shares of the SSgA U.S. Bond Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA U.S. Bond Index Non-Lending Series Fund was 40% for the twelve months ended December 31, 2011 and 101% for the twelve months ended December 31, 2010.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of

December 31, 2011, State Street Bank had a total risk-based capital ratio of 19.6%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2011, State Street Bank and its affiliates on a consolidated basis had approximately $21.8 trillion of assets under custody and administration and had approximately $1.9 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

The “Barclays Capital U.S. Aggregate Bond Index” is a trademark of Barclays Capital, a division of Barclays Bank PLC.

LARGE CAP INDEX EQUITY FUND

Investment Objective. The investment objective of the Large Cap Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500 by investing generally in securities included in such Index. There can be no assurance that the Large Cap Index Equity Fund will achieve its investment objective.

Strategy. The Large Cap Index Equity Fund invests in securities of U.S. companies included in the S&P 500. The Large Cap Index Equity Fund may also hold U.S. Government Obligations, short-term fixed-income securities, equity index futures, exchange traded funds and other similar derivative instruments as deemed appropriate by State Street Bank. The Large Cap Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged S&P 500 stock index futures contracts. The S&P 500 represents approximately 75% of the U.S. equity market based on market capitalization. As of December 30, 2011, the largest company in the S&P 500 had a market capitalization of approximately $406.27 billion and the smallest such company had a market capitalization of approximately $1.22 billion. The S&P 500 is reconstituted on a periodic basis by the sponsor of the Index. Standard & Poor’s Financial Services LLC, which sponsors the S&P 500®, does not sponsor the Large Cap Index Equity Fund, and is not affiliated in any way with the Large Cap Index Equity Fund.

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

Portfolio turnover of the Large Cap Index Equity Fund was 21% for the twelve months ended December 31, 2011 and 23% for the twelve months ended December 31, 2010. This turnover reflects purchases and sales by the Fund of shares of the SSgA S&P 500® Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA S&P 500® Index Non-Lending Series Fund was 5% for its fiscal year ended December 31, 2011 and 9% for its fiscal year ended December 31, 2010.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2011, State Street Bank had a total risk-based capital ratio of 19.6%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2011, State Street Bank and its affiliates on a consolidated basis had approximately $21.8 trillion of assets under custody and administration and had approximately $1.9 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

ALL CAP INDEX EQUITY FUND

Investment Objective. The investment objective of the All Cap Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the Russell 3000® Index by investing generally in securities included in such Index. There can be no assurance that the All Cap Index Equity Fund will achieve its investment objective.

Strategy. The All Cap Index Equity Fund invests in all of the common stocks included in the Russell 3000 Index with the possible exception of the companies in the Russell 3000 Index with the smallest capitalization. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization. As of December 31, 2011, the largest company had a market capitalization of approximately $418 billion and the smallest company had a market capitalization of approximately $130 million. The Russell 3000 Index is reconstituted on a periodic basis by the sponsor of the Index. Russell Investment Group, which sponsors the Russell 3000® Index, does not sponsor the All Cap Index Equity Fund, and is not affiliated in any way with the All Cap Index Equity Fund.

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

Portfolio Turnover. Ordinarily, an index fund trades securities only to reflect changes in the index in which it invests, to reinvest proceeds from corporate actions, dividends and interest payments or to accommodate cash flows into and out of the Fund. Portfolio turnover of the All Cap Index Equity Fund was 4% for the twelve months ended December 31, 2011 and 71% for the twelve months ended December 31, 2010. This turnover reflects purchases and sales by the Fund of shares of the SSgA Russell All Cap® Index Non-Lending Fund and the SSgA Russell All Cap® Index Securities Lending Series Fund, the collective investment funds through which the Fund invested during these periods or various portions thereof, rather than the turnover of the underlying portfolio of the collective investment funds. The portfolio turnover for the SSgA Russell All Cap® Index Non-Lending Series Fund and the SSgA Russell All Cap® Index Securities Lending Series Fund each was 4% for the twelve months ended December 31, 2011 and 30% for the twelve months ended December 31, 2010.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2011, State Street Bank had a total risk-based capital ratio of 19.6%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2011, State Street Bank and its affiliates on a consolidated basis had approximately $21.8 trillion of assets under custody and administration and had approximately $1.9 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

MID CAP INDEX EQUITY FUND

Investment Objective. The investment objective of the Mid Cap Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400 by investing generally in securities included in such Index. There can be no assurance that the Mid Cap Index Equity Fund will achieve its investment objective.

Strategy. The Mid Cap Index Equity Fund invests in securities of U.S. companies included in the S&P MidCap 400. The Mid Cap Index Equity Fund may also hold U.S. Government Obligations, short-term fixed income securities, equity index futures, exchange-traded funds and other similar derivative instruments as deemed appropriate by State Street Bank. The Mid Cap Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged S&P MidCap 400 stock index futures contracts. The S&P MidCap 400 includes 400 companies and as of December 30, 2011, represented approximately 7% of the U.S. equity market based on market capitalization. As of

December 30, 2011, the largest company in the S&P MidCap 400 had a market capitalization of approximately $7.47 billion and the smallest such company had a market capitalization of approximately $490 million. The S&P MidCap 400 is reconstituted on a periodic basis by the sponsor of the Index. Standard & Poor’s Financial Services LLC, which sponsors the S&P MidCap 400®, does not sponsor the Mid Cap Index Equity Fund, and is not affiliated in any way with the Mid Cap Index Equity Fund.

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

Portfolio turnover of the Mid Cap Index Equity Fund was 22% for the twelve months ended December 31, 2011 and 22% for the twelve months ended December 31, 2010. This turnover reflects purchases and sales by the Fund of shares of the SSgA S&P MidCap® Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA S&P MidCap® Index Non-Lending Series Fund was 19% for the twelve months ended December 31, 2011 and 16% for the twelve months ended December 31, 2010.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2011, State Street Bank had a total risk-based capital ratio of 19.6%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2010, State Street Bank and its affiliates on a consolidated basis had approximately $21.8 trillion of assets under custody and administration and had approximately $1.9 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

SMALL CAP INDEX EQUITY FUND

Investment Objective. The investment objective of the Small Cap Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the Russell 2000 Index by investing generally in securities included in such Index. There can be no assurance that the Small Cap Index Equity Fund will achieve its investment objective.

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

Portfolio turnover of the Small Cap Index Equity Fund was 32% for the twelve months ended December 31, 2011 and 33% for the twelve months ended December 31, 2010. This turnover reflects purchases and sales by the Fund of shares of the SSgA Russell Small Cap Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA Russell Small Cap Index Non-Lending Series Fund was 15% for the twelve months ended December 31, 2011 and 18% for the twelve months ended December 31, 2010.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2011, State Street Bank had a total risk-based capital ratio of 19.6%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2011, State Street Bank and its affiliates on a consolidated basis had approximately $21.8 trillion of assets under custody and administration and had approximately $1.9 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

INTERNATIONAL INDEX EQUITY FUND

Investment Objective. The investment objective of the International Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the MSCI ACWI ex-US Index by investing generally in securities included in such Index. There can be no assurance that the International Index Equity Fund will achieve its investment objective.

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

Portfolio turnover of the International Index Equity Fund was 10% for the twelve months ended December 31, 2011 and 12% for the twelve months ended December 31, 2010. This turnover reflects purchases and sales by the Fund of shares of the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA Global Equity ex U.S. Index Non-Lending Series Fund was 3% for the twelve months ended December 31, 2011 and 4% for the fiscal year ended December 31, 2010.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2011, State Street Bank had a total risk-based capital ratio of 19.6%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2011, State Street Bank and its affiliates on a consolidated basis had approximately $21.8 trillion of assets under custody and administration and had approximately $1.9 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

REAL ASSET RETURN FUND

Investment Objective. The investment objective of the Real Asset Return Fund is to provide capital appreciation in excess of inflation as measured by the All Items Less Food and Energy Consumer Price Index for All Urban Consumers for the U.S. City Average, 1982-84 = 100, which we refer to as the Core Consumer Price Index or Core CPI (which excludes food and energy) (although the Real Asset Return Fund can be expected to have greater volatility than the Core CPI). There can be no assurance that the Real Asset Return Fund will achieve its investment objective.

Strategy. The Fund invests in a diversified portfolio of primarily Treasury Inflation Protected Securities, which we refer to as U.S. TIPS, commodity futures and real estate investment trusts, which we refer to as REITs, with the objective of achieving a total return in excess of inflation as measured by the Core CPI (which excludes food and energy).

Exposure to asset classes is currently obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank. These funds are comprised of the following collective investment funds maintained by State Street Bank:

•	SSgA/Tuckerman REIT Index Non-Lending Series Fund, which we refer to as the REIT Index NL Fund;

•	SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, which we refer to as the TIPS NL Fund; and

•	SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, which we refer to as the Commodity Index NL Fund.

The REIT Index NL Fund seeks to match the returns and characteristics of the Dow Jones U.S. Select REIT Index by investing in a portfolio that holds the same securities as the Index.

The Dow Jones U.S. Select REIT IndexSM is a service mark of Dow Jones & Company, Inc. and has been licensed for use for certain purposes by SSgA. The REIT Index NL Fund is not sponsored,

endorsed, sold, or promoted by Dow Jones & Company Inc. or SAM Indexes GmbH or any of their affiliates and Dow Jones makes no representation regarding the advisability of investing in the Real Asset Return Fund.

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

Assets in the Real Asset Return Fund are currently allocated within the following ranges:

REIT Index NL Fund	10% to 40%
TIPS NL Fund	20% to 60%
Commodity Index NL Fund	10% to 40%
Cash	0% to 20%

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

Risk Factors. Risks of Investing in REITs. REITs in the REIT Index NL Fund tend to be medium-size and small companies. Like small-capitalization stocks in general, REIT stocks can be more volatile than—and at times will perform differently from—the large capitalization stocks such as those found in the S&P 500. In addition, because small-capitalization stocks are typically less liquid than large capitalization stocks, REIT stocks may sometimes experience greater share-price fluctuations than the stocks of larger companies. Because the REIT Index NL Fund invests in equity REITs, the Real Asset Return Fund is also subject to all the risks associated with the ownership of real estate. These risks include: declines in the value of real estate, adverse changes in the economic conditions applicable to real estate, risks related to general and local economic conditions, over-building and increased competition, increases in property taxes and operating expenses, changes in zoning laws, casualty or condemnation losses, limitations on rents, changes in neighborhood values, the appeal of properties to tenants, leveraging of interests in real estate, increases in prevailing interest rates and costs resulting from clean-up of environmental problems or liability to third parties for damages arising from environmental problems. In addition, equity REITs may be affected by changes in the value of the underlying property owned by them, are dependent upon management skill, may not be diversified and can be subject to the risk of investing in a single or a limited number of projects. Such REITs also are very dependent on the availability of significant cash flow, and are subject to significant risks such as defaults by borrowers, self liquidation and the possibility of failing to qualify for special tax treatment under Subchapter M of the Internal Revenue Code and to maintain an exemption under the Investment Company Act of 1940. Finally, certain REITs may have a specific term of existence as provided in the trust document. Such REITs run the risk of terminating at an economically inopportune time.

Risks of U.S. TIPS. The Real Asset Return Fund is also subject to interest rate risk to the extent invested in U.S. TIPS. Generally, when interest rates rise, the value of inflation-indexed securities will fall, although not necessarily as significantly as other longer-term bonds. U.S. TIPS are also subject to deflation risk. Deflation risk is the possibility that prices throughout the economy decline over time–the opposite of inflation. If inflation is negative, the principal and income of an inflation-protected bond will decline and could result in losses. The greatest risk for the Real Asset Return Fund to the extent invested in U.S. TIPS, occurs when interest rates rise and inflation declines. The inflation protected securities markets are generally much smaller and less liquid than the nominal bonds from the same issuers and as such can suffer losses during times of economic stress or illiquidity.

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

Portfolio turnover of the Real Asset Return Fund was 43% for the twelve months ended December 31, 2011 and 39% for the twelve months ended December 31, 2010. This turnover reflects purchases and sales by the Fund of shares of the REIT Index NL Fund, the TIPS NL Fund and the Commodity Index NL Fund, the collective investment funds through which the Fund invests, rather than the turnover of the underlying portfolio of such collective investment funds. The portfolio turnover for the REIT Index NL Fund was 25% for its fiscal year ended December 31, 2011 and 18% for its fiscal year ended December 31, 2010. The portfolio turnover for the TIPS NL Fund and the Commodity Index NL Fund was 31% and 18%, respectively, for the twelve months ended December 31, 2011 and 27% and 17%, respectively, for the twelve months ended December 31, 2010. The portfolio turnover of the Commodity Index NL Fund is calculated from net flows divided by portfolio assets.

Investment Advisor. The Fund’s assets are allocated to REITs, U.S. TIPS and commodity futures in percentages to be determined by Northern Trust Investments. Income and gains attributable to the assets allocated to each asset class remain allocated to that portion unless and until re-allocated, and any differences in relative investment performance of the underlying funds in which the Fund invests corresponding to each asset class can change the percentage of total assets of the Fund comprising each portion.

Northern Trust Investments has retained State Street Bank to serve as Investment Advisor with respect to the Real Asset Return Fund. The assets of the Fund are invested indirectly through the REIT Index NL Fund, the TIPS NL Fund and the Commodity Index NL Fund, all of which are collective investment funds maintained by State Street Bank. Northern Trust Investments allocates contributions and transfers to, and withdrawals and transfers from, the Real Asset Return Fund between the underlying funds in which the Fund invests in a manner intended to achieve the targeted allocations of the Fund’s assets. State Street Bank receives a fee for its services payable from the Real Asset Return Fund’s assets at an annual rate of .078% of the assets of the Fund. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2011, State Street Bank had a total risk-based capital ratio of 19.6%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2011, State Street Bank and its affiliates on a consolidated basis had approximately $21.8 trillion of assets under custody and administration and had approximately $1.9 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who are considerably beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 30%). The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide a mix of long-term capital appreciation and stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide mostly long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks with higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks with significant growth potential. There can be no assurance that any Retirement Date Fund will achieve its investment objective. Furthermore, none of the Retirement Date Funds guarantees that participants will meet their income needs for retirement.

Effective December 31, 2009, the Retirement Date Funds implemented certain changes, including (i) incorporating a wider range of asset classes and (ii) adjusting the weightings of exposures to asset classes at various time horizons to most conservative investment mix. In addition, effective March 31, 2011, the market capitalization exposure within the international equity allocation was broadened to include exposure to small- to mid-capitalization companies. This does not change the Retirement Date Funds’ overall allocation to international equity.

Strategy. The Retirement Date Funds generally seek to replicate the total return of respective composite benchmarks, in percentages determined from time to time with respect to each Retirement Date Fund. Effective March 2011, the composite benchmarks for the Retirement Date Funds includes some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, which we refer to as U.S. TIPS, Index, the S&P 500, the MSCI ACWI ex-US IMI Index, the S&P MidCap 400, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index and are weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate. The Retirement Date Funds also seek to maintain a level of volatility (measured as standard deviation of returns) that approximates that of their respective composite benchmarks.

Exposure to equity, fixed-income and other asset classes is obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank. These funds include, in varying allocations for the respective Retirement Date Funds, some or all of the following collective investment funds maintained by State Street Bank:

•	SSgA U.S. Long Government/Bond Index Non-Lending Series Fund, which we refer to as the Long Government Bond Fund;

•	SSgA U.S. Bond Index Non-Lending Series Fund, which we refer to as the Bond Market Index Fund;

•	SSgA U.S. High Yield Bond Index Non-Lending Series Fund, which we refer to as the High Yield Bond Fund;

•	SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, which we refer to as the Short Government/Credit Bond Fund;

•	SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, which we refer to as the TIPS Fund;

•	SSgA S&P 500® Non-Lending Series Fund, which we refer to as the S&P 500 Index Fund;

•	SSgA Global Equity Ex-U.S. Index Non-Lending Series Fund, which we refer to as the MSCI ACWI ex-US IMI Index Fund;

•	SSgA S&P MidCap® Index Non-Lending Series Fund, which we refer to as the S&P MidCap Index Fund;

•	SSgA Russell Small Cap® Index Non-Lending Series Fund, which we refer to as the Russell 2000 Index Fund; and

•	SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund, which we refer to as the Real Estate Fund.

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

The S&P 500 Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the S&P 500 over the long term. The S&P 500 represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500. As of December 30, 2011, the largest company in the S&P 500 had a market capitalization of approximately $406.27 billion and the smallest such company had a market capitalization of approximately $1.22 billion. The S&P 500 is reconstituted on a periodic basis by the sponsor of the Index. The Fund will typically invest in the securities included in the Index in the same proportions as they are represented in the Index.

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

The S&P MidCap Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance of the S&P MidCap 400 over the long term. The S&P MidCap 400 includes 400 companies and as of December 30, 2011, represented approximately 7% of the U.S. equity market based on the market capitalization of the companies in the S&P MidCap 400. As of December 30, 2011, the largest company in the S&P MidCap 400 had a market capitalization of approximately $7.47 billion and the smallest such company had a market capitalization of approximately $490 million. The S&P MidCap 400 is reconstituted on a periodic basis by the sponsor of the Index. The fund will typically invest in the securities included in the Index in the same proportions as they are represented in the Index.

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

Assets of the 2010 Retirement Date Fund are allocated in 2012 as follows:

Fixed-Income		57.5%
Long Government Bond Fund	10.0%
Bond Market Index Fund	17.5
High Yield Bond Fund	5.0
Short Government/Credit Bond Fund	7.5
TIPS Fund	17.5

Equity		37.5%
S&P 500 Index Fund	26.8%
MSCI ACWI ex-US IMI Index Fund	6.0
S&P MidCap Index Fund	2.8
Russell 2000 Index Fund	1.9

Other		5.0%
Real Estate Fund	5.0%

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

Assets of the 2020 Retirement Date Fund are allocated in 2012 as follows:

Fixed-Income		33.0%
Long Government Bond Fund	20.0%
Bond Market Index Fund	4.5
High Yield Bond Fund	4.5
Short Government/Credit Bond Fund	0.0
TIPS Fund	4.5

Equity		66.0%
S&P 500 Index Fund	39.7%
MSCI ACWI ex-US IMI Index Fund	15.5
S&P MidCap Index Fund	6.5
Russell 2000 Index Fund	4.3

Other		1.0%
Real Estate Fund	1.0%

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

Assets of the 2030 Retirement Date Fund are allocated in 2012 as follows:

Fixed-Income		19.0%
Long Government Bond Fund	19.0%
Bond Market Index Fund	0.0
High Yield Bond Fund	0.0
Short Government/Credit Bond Fund	0.0
TIPS Fund	0.0

Equity		81.0%
S&P 500 Index Fund	45.0%
MSCI ACWI ex-US IMI Index Fund	20.5
S&P MidCap Index Fund	7.8
Russell 2000 Index Fund	7.8

Other		0.0%
Real Estate Fund	0.0%

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

Assets of the 2040 Retirement Date Fund are allocated in 2012 as follows:

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

Investment Guidelines and Restrictions. The Retirement Date Funds invest in varying degrees, as described above, in U.S. stocks, non-U.S. stocks, fixed-income securities and global real estate securities. However, each Retirement Date Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for investor redemptions. The Retirement Date Funds will not borrow money except as a temporary measure for extraordinary or emergency purposes or to facilitate redemptions (not for leveraging or investment).

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

Risks of U.S. TIPS. The Retirement Date Funds are also subject to interest rate risk to the extent invested in U.S. TIPS. Generally, when interest rates rise, the value of inflation-indexed securities will fall, although not necessarily as significantly as other longer-term bonds. U.S. TIPS are also subject to deflation risk. Deflation risk is the possibility that prices throughout the economy decline over time—the opposite of inflation. If inflation is negative, the principal and income of an inflation-protected bond will decline and could result in losses. The greatest risk for Retirement Date Funds investing in U.S. TIPS occurs when interest rates rise and inflation declines. The inflation protected securities markets are generally much smaller and less liquid than the nominal bonds from the same issuers and as such can suffer losses during times of economic stress or illiquidity.

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

Risks of Investing in Short-to Intermediate-Term Bonds. To the extent invested in short-to intermediate term bonds, the Retirement Date Funds will be subject to the risks associated with investing in those securities, including interest rate risk. Over time, interest rates on bonds change. If prevailing interest rates rise, the market value of bonds generally will fall. The risk that prevailing interest rates will increase during the term of the bond, known as interest rate risk, is greater for bonds with longer durations. A change in the level of interest rates will tend to cause an inverse change in the net asset value per Unit of the Fund.

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

Portfolio turnover of the Retirement Date Funds for the twelve months ended December 31, 2011 was 21% for the Lifetime Income Retirement Date Fund, 18% for the 2010 Retirement Date Fund, 14% for the 2020 Retirement Date Fund, 15% for the 2030 Retirement Date Fund and 8% for the 2040 Retirement Date Fund. Portfolio turnover of the Retirement Date Funds for the twelve months ended December 31, 2010 was 91% for the Lifetime Income Retirement Date Fund, 96% for the 2010 Retirement Date Fund, 86% for the 2020 Retirement Date Fund, 79% for the 2030 Retirement Date Fund and 81% for the 2040 Retirement Date Fund.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2011, State Street Bank had a total risk-based capital ratio of 19.6%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2011, State Street Bank and its affiliates on a consolidated basis had approximately $21.8 trillion of assets under custody and administration and had approximately $1.9 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

Strategy. The Target Risk Funds generally seek to replicate the total return of respective composite benchmarks, in percentages determined from time to time by Northern Trust Investments. The composite benchmarks for the Target Risk Funds include some or all of the Russell 3000 Index, the Morgan Stanley Capital International, which we refer to as MSCI, EAFE Index, the MSCI ACWI Ex-US Index, the Dow Jones U.S. Select REIT Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, which we refer to as U.S. TIPS Index, the Merrill Lynch 3-Month T-Bill Index and the Dow Jones-UBS Commodity Index and are weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate. The Target Risk Funds also seek to maintain a level of volatility (measured as standard deviation of returns) that approximates that of their respective composite benchmarks.

Exposure to equity, fixed-income and other asset classes is obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank or an affiliate of Northern Trust Investments. These funds include, in the case of some or all of the Target Risk Funds and in varying allocations, the following collective investment funds:

•	SSgA Russell All Cap Index Non-Lending Series Fund, which we refer to as the Russell 3000 Index NL Fund;

•	SSgA International Index Non-Lending Series Fund, which we refer to as the Daily EAFE NL Fund;

•	SSgA Global Equity ex U.S. Index Non-Lending Series Fund, which we refer to as the MSCI ACWI ex-US Index NL Fund;

•	SSgA/Tuckerman REIT Index Non-Lending Series Fund, which we refer to as the REIT Index NL Fund;

•	SSgA U.S. Bond Index Non-Lending Series Fund, which we refer to as the Bond Market Index NL Fund;

•	SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, which we refer to as the TIPS NL Fund;

•	NTGI Collective Short Term Investment Fund, which we refer to as the Short-Term Fund; and

•	SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, which we refer to as Commodity Index NL Fund.

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

Equity		26.0%
Russell 3000 Index NL Fund	12.4%
Daily EAFE NL Fund	8.6
REIT Index NL Fund	5.0

Fixed-Income		74.0%
Bond Market Index NL Fund	57.3%
TIPS NL Fund	12.0
Short-Term Fund	4.8

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

Equity		54.6%
Russell 3000 Index NL Fund	29.4%
MSCI ACWI ex-US Index NL Fund	20.2
REIT Index NL Fund	5.0

Fixed-Income		43.3%
Bond Market Index NL Fund	34.4%
TIPS NL Fund	6.6
Short-Term Fund	2.3

Other		2.1%
Commodity Index NL Fund	2.2%

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

Equity		79.3%
Russell 3000 Index NL Fund	44.0%
MSCI ACWI ex-US Index NL Fund	30.3
REIT Index NL Fund	5.0

Fixed-Income		18.2%
Bond Market Index NL Fund	15.2%
TIPS NL Fund	1.5

Other		4.0%
Commodity Index NL Fund	4.0%

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

Risks of U.S. TIPS. The Target Risk Funds are also subject to interest rate risk to the extent invested in U.S. TIPS. Generally, when interest rates rise, the value of inflation-indexed securities will fall, although not necessarily as significantly as other longer-term bonds. U.S. TIPS are also subject to deflation risk. Deflation risk is the possibility that prices throughout the economy decline over time—the opposite of inflation. If inflation is negative, the principal and income of an inflation-protected bond will decline and could result in losses. The greatest risk for Target Risk Funds investing in U.S. TIPS occurs when interest rates rise and inflation declines. The inflation protected securities markets are generally much smaller and less liquid than the nominal bonds from the same issuers and as such can suffer losses during times of economic stress or illiquidity.

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

Portfolio turnover of the Target Risk Funds for the twelve months ended December 31, 2011 was 55% for the Conservative Risk Fund, 40% for the Moderate Risk Fund and 50% for the Aggressive Risk Fund. Portfolio turnover of the Target Risk Funds for the twelve months ended December 31, 2010 was 35% for the Conservative Risk Fund, 22% for the Moderate Risk Fund and 29% for the Aggressive Risk Fund. With respect to each Target Risk Fund, the portfolio turnover reflects purchases and sales by such Target Risk Fund of shares of the State Street Bank collective investment funds through which such Target Risk Fund invests, rather than the portfolio turnover of the underlying portfolios of such collective investment funds.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2011, State Street Bank had a total risk-based capital ratio of 19.6%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal

Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2011, State Street Bank and its affiliates on a consolidated basis had approximately $21.8 trillion of assets under custody and administration and had approximately $1.9 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

BALANCED FUND

Current Status. Certain assets contributed to the Program are held in the Balanced Fund. Northern Trust Investments is responsible for the investment of such assets, and ING Services maintains the recordkeeping with respect to the Balanced Fund and provides notices to Investors when appropriate. See “Contributions and Investment Selection—Contributions.” However, the Collective Trust no longer offers Units in the Balanced Fund and Northern Trust intends to terminate the Balanced Fund. Additional information relating to assets held in the Balanced Fund may be obtained by writing or calling the Program. See “Additional Information.”

The assets under the Program invested in the Balanced Fund will remain so invested until they are transferred to another investment option available under the Program. Certain risk relating to securities lending may apply to investment in the Balanced Fund. See Item 1A, “Risk Factors—Risks Related to Securities Lending.” No transfers or contributions to the Balanced Fund are permitted.

Upon the termination of the Balanced Fund, Northern Trust Investments will transfer all the assets invested in the Balanced Fund in accordance with directions received from Investors with investments then invested in the Fund. Any assets not subject to a valid direction to be transferred to another investment option and hence remaining in the Balanced Fund as of its termination are expected to be transferred to the Moderate Risk Fund.

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

Northern Trust Investments directs the allocation of the Balanced Fund’s assets between debt and equity securities consistent with the Balanced Fund’s strategy. It obtains investment advice from separate advisors for the equity portion of the Balanced Fund and for the debt portion of the Balanced Fund. Under normal circumstances, approximately 40% of the Balanced Fund’s assets are expected to be allocated to debt securities and approximately 60% are expected to be allocated to equity securities. Assets of the Balanced Fund are allocated so that the percentages of debt and equity securities will be as close to approximately 40% and 60%, respectively, as may be practical, taking into account the level of contributions, transfers and withdrawals and the Balanced Fund’s percentage of debt and equity securities at the time of each transfer or withdrawal. Income and gains attributable to the assets allocated to each portion remain allocated to that portion, and could change the percentage of total assets of the Balanced Fund which are allocated to, respectively, equity and debt securities. Northern Trust Investments may also, in its discretion, re-allocate assets in the Balanced Fund among equity and debt securities in order to avoid excessive deviation from the targeted allocation.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Balanced Fund, such as brokerage commissions, increase, which may adversely affect the Balanced Fund’s performance. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Portfolio turnover depends on the types and proportions of the Balanced Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 43% for the twelve months ended December 31, 2011 and 5% for the twelve months ended December 31, 2010.

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

INFORMATION WITH RESPECT TO THE FUNDS

Investment Prohibitions.

Except as otherwise described in the following paragraphs, no Managed Fund or Index Fund may, as of the date of this Annual Report:

•

trade in foreign currency, except for transactions incidental to the settlement of purchases or sales of securities for the Fund and derivatives transactions in foreign currency to the extent described under “Derivative Instruments;”

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

Assets of the Funds may be invested indirectly in exchange traded funds, money market funds or registered mutual funds to the extent invested in by a commingled investment vehicle in which such Funds invest, and the Funds may invest directly in these funds to the extent consistent with the investment policy for the Program developed by Northern Trust Investments and accepted by ABA Retirement Funds.

Northern Trust Investments has directed the Investment Advisors to the Managed Funds not to recommend an investment, and Northern Trust Investments will not cause any Fund to directly make an investment:

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

Northern Trust Investments, acting through one or more affiliates, generally values each Fund’s portfolio of securities based on closing market prices or net asset values or readily available market quotations. When closing market prices or market quotations are not readily available or are considered by Northern Trust Investments to be unreliable, the fair value of the particular securities or assets is determined in good faith by Northern Trust Investments. For market prices and quotations, as well as some fair value methods of pricing, Northern Trust Investments may rely upon securities prices provided by pricing services, the Investment Advisor(s) or independent dealers. For the reasons set forth in Item 1A, “Risk Factors—Risks Related to Securities Lending,” Northern Trust Investments currently determines the value of Units of each Fund that participates in the securities lending program consistent with its utilization of the amortized cost price of $1.00 per unit for purchases and sales of interests in the cash collateral pool described therein notwithstanding that the mark-to-market values of the Funds’ interests in such cash collateral pool are less than $1.00.

Northern Trust Investments, acting through one or more affiliates, uses the fair value of a security, including a non-U.S. security, when it determines that the closing market price on the primary exchange where the security is traded is not readily available or no longer accurately reflects the value of the security at the time of calculation of its net asset value. This may occur for a variety of reasons that affect either the relevant securities markets generally or the specific issuer. In making the fair value determination, Northern Trust Investments endeavors to value the security at the amount the owner might reasonably expect to receive upon the security’s current sale. In so doing, the valuation committee considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events. With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, fair value pricing may be appropriate. Specifically, under appropriate circumstances, Northern Trust Investments will utilize a fair value model for the International All Cap Equity Fund and the International Index Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. If a significant event occurs other than general movements in the U.S. markets, Northern Trust Investments will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with Northern Trust Investments’ fair value procedures.

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

Transfers. Transfers to and withdrawals from any of the Funds, as well as transfers to and withdrawals from the Self-Directed Brokerage Accounts and withdrawals from the Balanced Fund, will be effective on the day instructions are received if such instructions are received on a Business Day prior to 4:00 p.m. Eastern time (or, if earlier, the close of regular market trading). For additional information relating to transfers to and withdrawals from the investment options, and special restrictions on transfers in some cases, see “Transfers Among Investment Options and Withdrawals.”

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

DERIVATIVE INSTRUMENTS

The Funds may engage in transactions in derivative instruments to the extent described below. Derivatives, which are financial instruments the value of which is derived from the value of other instruments or assets, include futures, forwards, warrants, options, swaps, swaps on futures, swaptions, caps, floors and foreign currency contracts. Collateralized mortgage obligations, which we refer to as CMOs, and other mortgage-backed securities, as well as asset-backed securities, are considered derivative securities because their value is derived from the cash flows of their underlying assets, such as the mortgages or accounts receivable. As described in further detail below, the Reform Act and regulations enacted pursuant to the Reform Act will substantially alter the nature of derivatives trading in the United States (and potentially outside of the United States).

The derivatives trading of the Funds may include the following:

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

•

The Stable Asset Return Fund may invest in asset-backed securities, including CMOs and other derivative mortgage-backed securities, and may also invest in derivatives such as Eurodollar futures contracts, Treasury futures and options, as well as swaps for purposes of securities replication and hedging/management of duration and yield curve exposure.

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

Northern Trust Investments may in its discretion revise the foregoing policies applicable to the Funds relating to engagement in transactions in derivative instruments to the extent consistent with the investment policy for the Program developed by Northern Trust Investments and accepted by ABA Retirement Funds.

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

Futures and Futures Options. There are several risks associated with the use of futures and futures options by the Funds. Futures and options prices can be highly volatile. Using these contracts could lower a Fund’s total return and the potential loss from their use can exceed a Fund’s initial investment in these contracts due to the inherent leverage involved in futures trading. To the extent that a Fund uses futures or futures options to hedge other positions, there can be no guarantee that there will be a high degree of correlation between the prices of the futures or futures options and the prices of the assets sought to be hedged. A mismatched hedging transaction could result in losses on both the hedge and the position being hedged. In addition, there can be no assurance that a liquid market will exist at a time when a Fund seeks to close out an open futures contract or futures option. Many futures exchanges limit the permitted daily price fluctuations in their markets and once that limit has been reached no further trades may occur beyond that limit, making it difficult or impossible to enter into trades on economically reasonable terms.

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

Substantial New Regulation of OTC Derivatives Markets. The Reform Act includes provisions that seek to comprehensively regulate the U.S. over-the-counter derivatives markets for the first time. As a result of the Reform Act the Securities and Exchange Commission and Commodity Futures Trading Commission may also require a substantial portion of derivative transactions that are currently executed on a bilateral basis in the OTC markets to be executed through regulated securities, futures or swap exchanges or execution facilities and submitted for clearing to regulated clearing houses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearing house, as well as possible margin requirements mandated by U.S. securities and futures regulators. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users”, the Funds will not be able to rely on such exemptions. OTC derivatives dealers also will be required to post margin to the clearing houses through which they clear their customers’ trades instead of using such margin in their operations, as they currently are allowed to do. This will further increase the dealers’ costs, and these increases are expected to be passed through to other market participants in the form of higher fees and less favorable pricing. New requirements resulting from the Reform Act may make it more difficult and costly for the Funds to enter into customized transactions. They may also render certain strategies in which the Funds might otherwise engage impossible or so costly that they will no longer be economical to implement.

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

INVESTMENT ADVISORS

Northern Trust has retained the services of various persons or entities, which we refer to as Investment Advisors, to assist it, directly or indirectly, in the exercise of its investment responsibility with respect to the Funds or various portions thereof. Northern Trust Investments exercises discretion with respect to the selection and retention of the Investment Advisors or the commingled investment vehicles managed by them, consistent with the investment policy for the Program developed by Northern Trust Investments and accepted by ABA Retirement Funds. See “ABA Retirement Funds.” Northern Trust Investments may remove an Investment Advisor at any time and Northern Trust Investments may also change at any time the allocation of assets among Investment Advisors where a Fund has more than one Investment Advisor.

Decisions to buy and sell securities for the Funds are made by the Investment Advisors in accordance with the investment policies and restrictions of the Funds and/or the policies and restrictions of the underlying commingled investment vehicles in which such Funds invest, subject to monitoring and review by Northern Trust Investments. Investments for the Funds are not necessarily made consistently with those of other investment accounts managed by the Investment Advisors. Occasions may arise, however, when an Investment Advisor makes the same investment in more than one of its clients’ accounts. The principal factors which the Investment Advisors generally consider in making these allocations are the relative investment objectives of their clients, the relative size of the portfolio holdings of the same or comparable securities and the then remaining availability in the particular account of funds for investment. Portfolio securities held by one client of an Investment Advisor may also be held by one or more of its other clients. When two or more of an Investment Advisor’s clients are engaged in the simultaneous sale or purchase of securities, the Investment Advisor generally allocates the transactions as to amount in accordance with formulas deemed to be equitable as to each client. There may be circumstances under which purchases or sales of portfolio securities for one or more of an Investment Advisor’s clients will have an adverse effect on other clients. An Investment

Advisor may also face a conflict of interest where some client accounts pay higher fees to the Investment Advisor than others, such as by means of performance fees. In addition, if an Investment Advisor’s compensation is based, in part, on the net revenues from investments into a particular strategy, the structure of such compensation may create an incentive to take undue risk in order to generate performance that will result in higher cash in-flows. The Investment Advisors may implement specific policies and procedures that seek to address potential conflicts of interest that may arise in connection with the management of the Funds and other client accounts.

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

In executing portfolio transactions, Investment Advisors will generally seek to obtain the most favorable execution available consistent with their internal policies and procedures. Where Northern Trust has agreements with Investment Advisors, such agreements provide that, in assessing the best overall terms available for any transaction, the Investment Advisor may consider factors it deems relevant, including the brokerage and research services, as those terms are defined in section 28(e) of the Securities Exchange Act of 1934, provided to the Funds, viewed in terms of either that particular transaction or the broker-dealer’s overall responsibilities to the Fund.

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

SELF-DIRECTED BROKERAGE ACCOUNTS

Self-Directed Brokerage Accounts (formerly known as Self-Managed Brokerage Accounts) are not included in the Collective Trust and are not registered under the Securities Act of 1933. They are described in this Annual Report for information purposes only.

As an additional investment option under the Program, TD Ameritrade, Inc. (“TD Ameritrade”) makes available a Self-Directed Brokerage Account. The Self-Directed Brokerage Account is available for all plans. TD Ameritrade permits an Investor (as defined in “Contributions and Investment Selection”) to authorize, at the Investor’s own cost, a third party “investment manager,” as defined in Section 3(38) of ERISA, to trade that Investor’s Self-Directed Brokerage Account. Contributions may be funded through transfers from “Core Funds” or may be allocated directly to the Self-Directed Brokerage Account, subject to the prior approval of TD Ameritrade in the case of in-kind rollover contributions. Assets in a Self-Directed Brokerage Account may be invested in publicly traded debt and equity securities and mutual funds. Some types of investments, such as options, futures, commodities, foreign securities (other than American Depositary Receipts), initial public offerings, bulletin board stocks, privately traded limited partnerships, commercial paper, bank investments and insurance investments, cannot be made in a Self-Directed Brokerage Account. Margin trading and short selling are not permitted in Self-Directed Brokerage Accounts. For more information regarding the Self-Directed Brokerage Account, please call

(800) 348-2272 or see the Self-Directed Brokerage Account page in the “Program Investments” section of the Program’s website at www.abaretirement.com.

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

Contributions allocated to the Funds are used to purchase Units in the Funds at the per Unit values of the Fund, calculated as of the close of the regular trading session of the New York Stock Exchange on the Business Day on which the contributions are credited. Contributions may be allocated to a Self-Directed Brokerage Account, subject to the prior approval of TD Ameritrade in the case of in-kind rollover contributions. Contributions are no longer permitted to be allocated to the Balanced Fund. See “Balanced Fund.”

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

Frequent Trading; Restrictions on Transfers. Short-term or other excessive trading into and out of a Fund may harm its performance by disrupting portfolio management strategies and by increasing expenses. The policy of Northern Trust Investments, as trustee of the Collective Trust, is to discourage such trading. The International All Cap Equity Fund and the International Index Equity Fund have adopted a specific excessive transfer restriction with respect to an Investor’s ability to make transfers into the International All Cap Equity Fund or the International Index Equity Fund. Under this restriction, Investors may make not more than one transfer into the International All Cap Equity Fund or the International Index Equity Fund within any 45 calendar day period. There are no restrictions on an Investor’s ability to make transfers out of the International All Cap Equity Fund or the International Index Equity Fund on any Business Day. The International All Cap Equity Fund and the International Index Equity Fund have adopted this restriction to reduce potential disruptions to such Fund that could potentially affect its investment performance. An Investor who is unable to make a transfer into the International All Cap Equity Fund or the International Index Equity Fund as a result of this restriction will not achieve the investment results, whether gain or loss, that would have been achieved if the transfer were implemented. The International All Cap Equity Fund and the International Index Equity Fund and their respective other Investors do not incur any gain or loss as a result of such inability of such Investor to make a transfer.

Stable Asset Return Fund. As of May 1, 2011, direct transfers from the Stable Asset Return Fund to a Self-Directed Brokerage Account are no longer permitted. There are no restrictions on transfers from the Stable Asset Return Fund to other Funds available under the Collective Trust, but the amount transferred from the Stable Asset Return Fund to any other Fund cannot be transferred from such other Fund to a Self-Directed Brokerage Account until 90 days have passed since the date of such transfer. To the extent that an amount transferred from the Stable Asset Return Fund to another Fund is again transferred to another Fund, such amount cannot be transferred to a Self-Directed Brokerage Account until 90 days have passed since the date of the initial transfer from the Stable Asset Return Fund.

International and Global Funds. Northern Trust Investments, as trustee of the Collective Trust, reserves the right to take such additional actions with respect to excessive trading activity in the International All Cap Equity Fund and the International Index Equity Fund or other investment options, such as the rejection of transfer requests, as it may, in its discretion, deem appropriate and in the best interests of all Investors to curtail excessive trading. In addition, to discourage short-term trading, Northern Trust Investments may use fair value pricing in certain circumstances, as discussed under “Information With Respect to the Funds—Valuation of Units.”

Other Restrictions. Northern Trust Investments reserves the right to suspend withdrawals from or transfers to any Fund or transfer or withdrawals from the Balanced Fund and Northern Trust Investments and TD Ameritrade reserve the right to suspend withdrawals from or transfers to a Self-Directed Brokerage Account at any time during which any market or stock exchange on which a significant portion of the investments of a Fund, the Balanced Fund or a Self-Directed Brokerage Account are quoted is closed or during which dealings thereon are restricted or suspended. In addition, Northern Trust Investments reserves the right to suspend withdrawals or transfers to or from any Fund or transfer or withdrawals from the Balanced Fund at any time during which (a) there exists any state of affairs which, in the reasonable opinion of Northern Trust Investments, constitutes an emergency as a result of which disposition of the assets of a Fund or transfer or withdrawals from the Balanced Fund would not be reasonably practicable or would be seriously prejudicial to the holders of Units of a Fund or the Balanced Fund, (b) there has been a breakdown in the means of communication normally employed in determining the price or value of any of the investments of a Fund or the Balanced Fund, or of current prices on any stock exchange on which a significant portion of the direct or indirect investments of such Fund or the Balanced Fund are quoted, or when for any reason the prices or values of any investments owned by such Fund cannot reasonably be promptly and accurately ascertained, or (c) the transfer of funds involved in the realization or acquisition of any investment cannot, in the reasonable opinion of Northern Trust Investments, be effected at normal rates of exchange. In addition, Employer-initiated withdrawals from the Stable Asset Return Fund may be suspended or limited temporarily if, in the reasonable judgment of Northern Trust Investments, including by reliance on recommendations of Investment Advisors to the Stable Asset Return Fund, the amount of such withdrawals would have a material adverse effect on the remaining investors in the Fund.

Withdrawals. Withdrawals from the Funds are made at such time and in such manner as is prescribed by the various plans which participate in the Program.

BENEFITS AND DISTRIBUTIONS

A Participant’s eligibility for contributions and benefits, and the time and manner of distributions depend on the terms of the applicable plan through which he or she participates. For information regarding the terms of a plan, a Participant should contact his or her Employer.

PARTICIPANT ADVISOR SERVICE

The ABA Retirement Funds has engaged ING Investment Advisors, LLC, which we refer to as ING Investment Advisors, an investment adviser registered under the Investment Advisers Act of 1940, as amended, and a subsidiary of ING Services, to make available to Participants through its call center the services of its investment advisor representatives for the telephonic delivery of investment advice and account management, which we refer to as the Professional Account Manager, and an Internet-based personalized defined contribution plan asset allocation investment advisor service, which we refer to as the Online Advisor Service. ING Services is a wholly-owned subsidiary of ING Group, a Netherlands-based financial services company. The advisory service model described herein is based on Department of Labor Advisory Opinion 2001-09A.

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

For information regarding enrollment in the Program, Eligible Employers may call the Program at (800) 826-8901 between 9:00 a.m. and 5:00 p.m. Eastern time or write to ABA Retirement Funds Program, P.O. Box 5142, Boston, Massachusetts 02206-5142 or email contactus@abaretirement.com.

Further information regarding the Program, including the audited financial statements of the collective investment funds into which various funds invest, is available by password-protected access to the Program’s website at www.abaretirement.com. The password-protected portion of the Program’s website is accessible by Participants and Employers.

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

Northern Trust Investments is an Illinois banking corporation and a wholly-owned subsidiary of Northern Trust, which is an Illinois banking corporation and a member of the Federal Reserve System and a wholly-owned subsidiary of Northern Trust Corporation. Northern Trust Corporation is a publicly-traded financial holding company registered with the Board of Governors of the Federal Reserve pursuant to the Federal Bank Holding Company Act of 1956, as amended. Northern Trust Corporation operates as a financial holding company pursuant to the Gramm-Leach-Bliley Act and the regulations and interpretations of the Board of Governors of the Federal Reserve. As of December 31, 2011, Northern Trust had a total risk-based capital ratio of 14.2%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Board of Governors of the Federal Reserve’s risk-based capital rules. Northern Trust, Northern Trust Investments and their affiliates serve institutional investors worldwide. Northern Trust Investments’ customers include mutual funds, collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2011, Northern Trust and its affiliates on a consolidated basis had approximately $4.3 trillion of assets under custody and had approximately $662.9 billion of assets under management. Northern Trust’s principal offices are located at 50 South LaSalle Street, Chicago, Illinois 60603.

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

ING Services and/or its affiliates directly distribute marketing materials on behalf of the Collective Trust. No distributors or broker-dealers who are unaffiliated with ING Services or its affiliates are utilized. The Program is marketed through advertising in legal periodicals, exhibiting at legal conventions and direct mail and phone solicitations to law firms. Firms that indicate an interest in the services made available through the Program are assigned a Regional Representative who facilitates participation in the Program through telephone or on-site discussions. ABA Retirement Funds is responsible for the selection, retention and oversight of ING Services and any affiliate thereof with respect to the foregoing services.

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

Pursuant to a Brokerage Services Agreement effective September 2, 2011 among the ABA Retirement Funds, TD Ameritrade, Inc. and TD Ameritrade Holdings, Inc. (which we refer to collectively as TD Ameritrade), the ABA Retirement Funds has engaged TD Ameritrade to provide brokerage services for the Self-Directed Brokerage Accounts.

The ABA Retirement Funds has reviewed and negotiated with ING Life, Northern Trust, Northern Trust Investments and TD Ameritrade the terms and conditions of the documents and agreements to which they are respectively parties establishing their respective rights and obligations relating to the Program, including fees payable by the Collective Trust to Northern Trust and ING Life in connection with the Program and the schedule of commissions payable to TD Ameritrade with respect to transactions made through the Self-Directed Brokerage Accounts. ABA Retirement Funds monitors Northern Trust’s, Northern Trust Investments’, ING Life’s and TD Ameritrade’s services rendered in connection with the Program and approves the hiring by ING Life of certain other major service providers, such as actuaries and consultants.

DEDUCTIONS AND FEES

Program Expense Fees

The Collective Trust pays a program expense fee to each of ING Life and ABA Retirement Funds for their services in connection with the Program, which services are described under “ING Life and ING Services” and “ABA Retirement Funds,” respectively. For all investment options other than the Self-Directed Brokerage Account, the fees are generally paid directly from the assets of the respective Funds. ING Life is contractually responsible for all services provided by ING Services. The Collective Trust pays a program expense fee to ING Life equal to (A) $177,850 for each of the twelve calendar months from May 1, 2010 through April 30, 2011, and (B) $152,850 for each of the remaining calendar months of the term of the Program Services Agreement; plus, for each calendar month of the term of the Program Services Agreement, a fee based on the aggregate assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ING Life Program Expense Fee
First $4 billion	.47%
Next $1 billion	.36
Next $1 billion	.215
Over $6 billion	.22

This program expense fee is accrued daily and paid monthly based generally on the aggregate assets of the Funds and the Balanced Fund as of the last Business Day of the preceding month. The Funds and the Balanced Fund generally bear their respective portions of this program expense fee pro rata based on their respective net assets as of the time of calculation thereof. This program expense fee attributable to the portions of the Balanced Fund invested in the Large Cap Equity Fund and the Bond Core Plus Fund is accrued and paid from the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, not from the Balanced Fund. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Life and imposes penalties that reduce the program expense fee if these service standards are not met.

For the twelve months ended December 31, 2011, the program expense fee paid to ING Life was $19,111,349.

Effective September 2, 2011, TD Ameritrade makes payments on behalf of the Program in consideration of the Program’s services rendered with respect to the Self-Directed Brokerage Accounts. Such payments are applied against, and thus reduce, the program expense fee otherwise payable to ING Life. For the period from September 2, 2011 through December 31, 2011, TD Ameritrade had accrued a balance of $139,999 in payments to be made to ING Life on behalf of the Program.

Effective from and after March 1, 2012, the Collective Trust pays a program expense fee to ABA Retirement Funds based on the aggregate value of the assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ABA Retirement Funds Program Expense Fee
First $3 billion	.075%
Next $1 billion	.065
Over $4 billion	.000

During the year end December 31, 2011 and through February 29, 2012, the Collective Trust paid a program expense fee to ABA Retirement Funds based on the aggregate value of the assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ABA Retirement Funds Program Expense Fee
First $3 billion	.075%
Next $1 billion	.065
Next $1 billion	.035
Next $1 billion	.025
Over $6 billion	.015

ABA Retirement Funds received a program expense fee of $2,698,370 for the year ended December 31, 2011. This program expense fee is accrued daily and is paid to ABA Retirement Funds monthly based on the aggregate assets of the Funds and the Balanced Fund as of the end of the last Business Day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this program expense fee pro rata based on their respective net assets as of the time of calculation thereof. This program expense fee attributable to the portions of the Balanced Fund invested in the Large Cap Equity Fund and the Bond Core Plus Fund is accrued and paid from the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, not from the Balanced Fund. The fee schedule set forth above may be increased only by written notification of such increase to all Employers, and shall become effective no earlier than 60 days after such notice.

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

The Collective Trust pays Northern Trust a trust, management and administration fee of .115% of the aggregate value of the assets of the Retirement Date Funds.

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

The fee paid to Northern Trust for trust, management, administration and custody services for the year ended December 31, 2011 was $3,417,220.

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

The Stable Asset Return Fund pays its Investment Advisors aggregate advisory fees at the blended annual rate of 0.150% of the assets of the Fund. This advisory fee rate is calculated utilizing assets, fee rates and asset allocations as of December 31, 2011. These fees are deducted from the Fund’s crediting rate.

The Bond Core Plus Fund pays its Investment Advisor a fee at the following annual rate, based on the value of both the Fund’s assets and the assets of certain other unaffiliated accounts with respect to which the Trustee has engaged the Investment Advisor as investment adviser, and so long as the aggregate value of all such assets remains above $600 million (as of December 31, 2011 the aggregate value of all such assets was $2.1 billion):

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

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of December 31, 2011:

Fund	Rate
Large Cap Equity Fund	.294%
Small-Mid Cap Equity Fund	.479
International All Cap Equity Fund	.492

Investment Advisor Fees—Index Funds and Indexed Portions of Managed Funds

The Collective Trust pays Investment Advisor fees to State Street Bank for the investment management services it performs relating to the assets in the Index Funds. The Collective Trust also pays

Investment Advisor fees to State Street Bank for the investment management services it performs relating to the indexed portions of the Large Cap Equity Fund, Small Mid-Cap Equity Fund and International All Cap Equity Fund. These fees are accrued on a daily basis and paid monthly from the relevant assets of the respective Funds and are based on respective net assets as of the time of calculation. Effective during the year ended December 31, 2011, the fee for the indexed portion of the Large Cap Equity Fund, Small Mid-Cap Equity Fund and International All Cap Equity Fund was at an annual rate of .03%, .04% and .12%, respectively, of the relevant assets of the Fund. The fees for the respective Index Funds are at the following annual rates:

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

Investment Advisor Fees—Target Risk Funds

Fees are paid to State Street Bank for the investment management services it performs relating to the assets in the Target Risk Funds. The fees are at the annual rates of .042%, .055% and .063% of the respective net assets of the Conservative Risk Fund, Moderate Risk Fund and Aggressive Risk Fund, and are accrued on a daily basis and paid monthly from the assets of the respective Funds.

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the year ended December 31, 2011, these expenses totaled $2,914,751.

Fees in the amount of approximately $63,855 for the registration of $550 million of Units with the Securities and Exchange Commission were paid during 2011 and are an operational cost. These operational costs are allocated to all of the Funds and the Balanced Fund based on net assets. For purposes of this allocation, assets of the Balanced Fund invested through the Large Cap Equity Fund or the Bond Core Plus Fund are included only under the Large Cap Equity Fund and the Bond Core Plus Fund, as applicable, and not under the Balanced Fund.

Self-Directed Brokerage Account Fees

Transaction fees for the purchase or sale of securities for the Self-Directed Brokerage Account of an Investor are charged in accordance with the schedule of rates communicated from time to time to Investors with Self-Directed Brokerage Accounts. These transaction fees are imposed by TD Ameritrade, Inc., a member of the Financial Industry Regulatory Authority. See “Deductions and Fees—Program Expense Fees.”

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

Fee Recipients

The following table summarizes the fees paid to the Investment Advisors for services rendered to the Managed Funds for the year ended December 31, 2011:

Fund	Advisory Fees
Stable Asset Return Fund(1)	$1,301,624
Bond Core Plus Fund(2)	919,254
Large Cap Equity Fund(2)	2,174,287
Small-Mid Cap Equity Fund(2)	1,373,262
International All Cap Equity Fund(2)	781,072

(1)	Investment Advisor fees are deducted from the Stable Asset Return Fund’s crediting rate.
(2)	Does not include fees paid to State Street Bank for investment management services it performed during the year relating to the indexed portions of the respective Fund and/or fees paid to Northern Trust Investments for investment management services it performed during the year relating to cash portions of the respective Fund.

The fees paid to State Street Bank for investment management services it performed relating to the Index Funds, the indexed portions of the Large Cap Equity Fund and the Small-Mid Cap Equity Fund and the liquidity reserve portion of the International All Cap Equity Fund for the year ended December 31, 2011 were as follows:

Fund	Advisory Fees
Bond Index Fund	$27,821
Large Cap Index Equity Fund	12,249
All Cap Index Equity Fund	113,875
Mid Cap Index Equity Fund	22,583
Small Cap Index Equity Fund	13,496
International Index Equity Fund	62,421
Large Cap Equity Fund	10,329
Small-Mid Cap Equity Fund	4,690
International All Cap Equity Fund	8,878

The fee paid to State Street Bank for investment management services it performed relating to the Real Asset Return Fund for the year ended December 31, 2011 was $15,344.

The fees paid to State Street Bank for investment management services it performed relating to the Retirement Date Funds for the year ended December 31, 2011 were as follows:

Fund	Advisory Fees
Lifetime Income Retirement Date Fund	$36,583
2010 Retirement Date Fund	69,617
2020 Retirement Date Fund	154,121
2030 Retirement Date Fund	116,459
2040 Retirement Date Fund	74,760

The fees paid to State Street Bank for investment management services it performed relating to the Target Risk Funds for the year ended December 31, 2011 were as follows:

Fund	Advisory Fees
Conservative Risk Fund	$8,463
Moderate Risk Fund	24,435
Aggressive Risk Fund	10,180

For the year ended December 31, 2011, State Street Bank managed the securities lending program in which the Managed Funds participate and, in connection therewith, received a fee of $460,347, or 30% of net income (after rebates paid to borrowers of the loaned securities) generated in connection with participation in such securities lending program.

The fees paid to Northern Trust Investments for investment management services it performed for the respective Managed Funds for the year ended December 31, 2011 were as follows:

Fund	Advisory Fees
Bond Core Plus Fund	$3,403
Large Cap Equity Fund	20,488
Small-Mid Cap Equity Fund	7,885
International All Cap Equity Fund	6,218
Stable Asset Return Fund	176,620

ITEM 1A.	Risk Factors.

The risk factors that pertain to investment in the Units of each Fund are described in detail in the description of such Fund included in Item 1 of this Annual Report. Following are some of the general risks of investing in the Funds, as well as the Balanced Fund.

Equity Market Risks. The Funds, to the extent invested in the equity markets, are subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. The values of the Funds, to the extent invested in the equity markets, will fluctuate, and the holders of Units should be able to tolerate declines, sometimes sudden and/or substantial, in the value of their investments. Although the values of equity securities have risen from the lows in March 2009, they could be subject to significant declines in the future.

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

Risks Associated with Commodity Investments and Derivatives. To the extent invested in commodities, commodity futures, options on commodity futures, related instruments, or other derivative instruments, the Funds will be subject to the special risks associated with these investments. See Item 1,“Derivative Instruments.”

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

Risks Related to Market Disruptions and Governmental Interventions. Beginning in 2008 and continuing through much of 2009, 2010 and 2011, the global financial markets underwent pervasive and fundamental disruptions, resulting in substantial declines in valuation and liquidity in the global capital markets. This global market turmoil, combined with a global reduction in the availability of credit, has led to an increased level of commercial and consumer delinquencies and has contributed to a lack of consumer confidence, increased market volatility and reduction of business activity generally. Valuation issues with mortgage, asset-backed and other fixed-income securities, a deleveraging of the financial markets and the inability or reluctance of traditional market participants to act as dealers or market-makers constrained liquidity and adversely affected values of securities traded in these markets. The resulting economic pressure on consumers and lack of confidence in the financial markets also adversely affected the equity markets. Consumer and business confidence remains fragile and subject to possible reversal for a variety of reasons, including high and growing debt levels by many consumers, business institutions and governments in the United States, certain countries in Europe and elsewhere around the world, and continued weakness in global job markets. Further, one nationally recognized statistical rating organization, in August 2011, downgraded the credit rating of long-term U.S. government securities to AA+ from AAA, and other nationally recognized statistical rating organizations have placed these U.S. government securities on negative “watch.” Similarly, the securities of several other countries across Europe and Asia either have been or are at risk of being downgraded. These events and circumstances could result in further market disruptions that could adversely affect financial markets on a global basis. Global market turmoil also has led to extensive and unprecedented governmental intervention and stimulus and in some cases actions to restructure or effectively liquidate financial institutions. Such intervention and actions were in certain cases implemented on an “emergency” basis, sometimes suddenly and substantially changing market participants’ ability to continue to implement certain strategies or manage risk. In addition, these interventions and actions were sometimes unclear in scope and application, not necessarily consistent, and added significantly to government debt levels, resulting in confusion and uncertainty, which in themselves may have been materially detrimental to the efficient functioning of the markets. Certain policies implemented by the U.S. government, including the so-called “bailout” of institutions holding mortgage-related and other troubled instruments, the federal stimulus legislation enacted in early 2009, significant decreases in payroll taxes enacted in late 2010, and government interventions in bankruptcy or reorganization proceedings of certain companies, were some of the largest governmental interventions in the history of the U.S. financial markets and involved new restrictions on the U.S. financial markets. Regulators in other countries also took actions during the financial crisis to support and protect financial institutions deemed too central and important to their respective economies to be allowed to fail. The Collective Trust cannot predict what further interim or permanent government interventions, in the United States or elsewhere, may be implemented or the impact that such measures may have on the investment strategies of the Funds or the markets in which the Funds invest. In addition, there can be no assurance that the recent period of market turmoil will not be repeated in the future or that future financial crises will not be worse than those of the past several years.

Financial Regulatory Reforms in the United States and Elsewhere. In response to the global financial crisis, the United States and many other major countries are in the process of enacting sweeping financial regulatory reforms. In July 2010, the U.S. Congress approved and President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”). The Reform Act seeks to regulate markets, market participants and financial instruments that previously have been largely unregulated and substantially alters the regulation of many other markets, market participants and financial instruments. Because many provisions of the Reform Act require rulemaking by the applicable regulators before becoming fully effective and the Reform Act mandates multiple agency reports and studies (which could result in additional legislative or regulatory action), it is impossible to predict the full impact of the Reform Act on the Funds and the markets and instruments in which they invest. The Reform Act could render certain investment strategies currently pursued by the Funds or that the Funds might otherwise seek to pursue in the future non-viable or economically impractical. The Reform Act and regulations adopted pursuant to the Reform Act could have a material adverse effect on the profit potential of the Funds. Regulators in other jurisdictions have also proposed or adopted regulatory reforms that could similarly impact the Funds.

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

The cash collateral pool utilizes amortized cost pricing of its underlying investments (in an effort to maintain a constant $1.00 price for units purchased in, or redeemed from, the fund) as opposed to marking the underlying investments to market (which would result in a fluctuating value for the units of the cash collateral pool). To the extent that the cash collateral pool suffers losses or its underlying investments default, there is insufficient liquidity in the cash collateral pool to discharge a Lender’s obligations to make required cash payments to the borrowers, the cash collateral pool is required to sell investments prior to their maturity at a loss and/or the cash collateral pool is required to cease using amortized cost pricing in whole or in part and must reduce the value of its units, then the affected Lender would be obligated to utilize additional assets of its own to satisfy any deficiency or losses that may arise with respect to its investment in the cash collateral pool, which could adversely impact the affected Fund. State Street Bank does not provide any indemnity to Lenders with respect to the cash collateral pool or the investment of cash collateral (including in any of the foregoing circumstances).

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

In 2011, the securities lending program generated approximately $460,347 of net income in the aggregate for all Funds that currently participate in the securities lending program, in comparison to $582,000 generated in 2010. The 2011 net income from securities lending is lower than the 2010 net income in part because of the decline in interest rates on cash collateral investments in 2011 and in part because of lower levels of securities lending balances and related cash collateral investments. No assurance or guarantee can be given that these Funds will generate any significant net income from participation in the State Street Bank securities lending program.

While the cash collateral pool in which the Funds that engage in securities lending is invested is managed by State Street Bank with the objective of maintaining a net asset value of $1.00 and generally utilizes amortized cost pricing, it is not required to do so, and its net asset value for purposes of generally accepted accounting principles, also known as GAAP, fluctuates over time, reflecting, among other things, liquidity in the market for short and intermediate term debt instruments in which the cash collateral pool invests. Notwithstanding that the net asset value fluctuates for purposes of GAAP, the cash collateral pool continues to transact purchases and redemptions at $1.00 per unit, which we refer to as the transactional price. At December 31, 2011 and December 30, 2010, the net asset value of the cash collateral pool determined in accordance with GAAP was approximately $.980 and $.992 per unit, respectively.

State Street Bank has informed the Collective Trust that none of the securities in the cash collateral pool was in default at December 31, 2011, and that it believes that it remains appropriate to continue to use the transactional price of the cash collateral pool for purchases of and redemptions from the cash collateral pool and in valuing the Funds that hold units of the cash collateral pool for transactional purposes. There can be no assurance or guarantee that State Street Bank will be able to continue to transact purchase and withdrawal activity reflecting a constant value of $1.00 for the cash collateral pool’s units. If State Street Bank were to determine in the future to transact using the lower mark-to-market value for interests in the cash collateral pool, the Participants with exposure to the relevant Funds at any such time would realize economic losses.

Currently, no limitations are being imposed upon redemptions directed by Participants in the Program. Although the level of redemptions in connection with plan activity is being monitored by Northern Trust Investments, as of the date of this Annual Report, no plan withdrawal decisions initiated by a plan sponsor are being limited. If the level of redemption activity, either through Participant activity or plan activity, were to increase substantially, Northern Trust Investments retains the right to impose limitations on such activity.

Although Northern Trust Investments continues to evaluate the participation of the Collective Trust in State Street Bank’s securities lending program, Northern Trust Investments currently intends to continue such participation while purchase and withdrawal activity in the cash collateral pool is transacted at a constant value of $1.00. If State Street Bank were to cease to transact purchase and withdrawal activity in the cash collateral pool at a constant value of $1.00, Northern Trust Investments would review whether the Collective Trust should continue to participate in State Street Bank’s securities lending program. In this connection, pursuant to the Fiduciary Investment Services Agreement among Northern Trust, Northern Trust Investments and ABA Retirement Funds, Northern Trust is authorized to conduct securities lending activities for the Collective Trust.

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

For a discussion of the risk factors applicable to investment in the Units of the respective Funds, please refer to page 5 (Stable Asset Return Fund), page 9 (Bond Core Plus Fund), page 11 (Large Cap Equity Fund), page 13 (Small-Mid Cap Equity Fund), page 16 (International All Cap Equity Fund), page 18 (Bond Index Fund), page 20 (Large Cap Index Equity Fund), page 22 (All Cap Index Equity Fund), page 23 (Mid Cap Index Equity Fund), page 25 (Small Cap Index Equity Fund), page 27 (International Index Equity Fund), page 30 (Real Asset Return Fund), page 37 (Retirement Date Funds) and page 41 (Target Risk Funds) in Item 1, “Description of Investment Options.”

ITEM 1B.	Unresolved Staff Comments.

None.

ITEM 2.	Properties.

Not applicable. The Collective Trust does not have any physical properties as contemplated by this Item.

ITEM 3.	Legal Proceedings.

None.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

(b) Holders.

Eligible Employers that elect to participate in the Program may do so by adopting a master plan under one or both of two American Bar Association Members Plans sponsored by ABA Retirement Funds (the “ABA Members Plans”). The ABA Members Plans consist of the American Bar Association Members Retirement Plan, a defined contribution master plan, and the American Bar Association Members Defined Benefit Pension Plan, a defined benefit master plan. Eligible Employers that design and maintain their own individually designed plans may also participate in most aspects of the Program through those individually designed plans. Assets contributed under the Program are held by Northern Trust as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Retirement Pooled Trust for Retirement Plans. Assets contributed under the Program are allocated among the investment options available under the Program in accordance with the instructions of the person or entity having responsibility for determining the allocation of the assets under the applicable plan. Under the Program, certain participants, employers or plan trustees may also direct State Street to purchase and sell a wide variety of publicly traded debt and equity securities and shares of numerous mutual funds for the participant’s, employer’s or plan trustee’s Self-Directed Brokerage Account. The Self-Directed Brokerage Account is available only to participants in the American Bar Association Members Retirement Plan and to employers with respect to the American Bar Association Members Defined Benefit Pension Plan, provided that in either case the employer has designed the Self-Directed Brokerage Account as an investment option for its plan. The Self-Directed Brokerage Account is also available for participants, employers and trustees of certain individually designed plans. Assets contributed to the plans are allocated among the Funds and the portfolios in accordance with the instructions of the person or entity vested with the responsibility for determining the investment allocation of the assets of the plans held in the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans.

(c) Dividends.

Income or gains on contributions are automatically reinvested in the respective Funds.

ITEM 6.	Selected Financial Data.

The summary financial data set forth below provides information with respect to income, expenses and capital changes for each of the Funds attributable to each Unit outstanding for the periods indicated. The summary financial data for each of the periods ended December 31 have been derived from financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The summary financial data should be read in conjunction with the financial statements for the year ended December 31, 2011 of the Funds, including the related Notes thereto, included in Item 8, “Financial Statements and Supplementary Data.” Per Unit calculations of investment income and expense have been prepared using the monthly average number of Units outstanding during the period.

Managed Funds

Stable Asset Return Fund:

	For the year ended December 31,
	2007	2008	2009	2010	2011
Investment income†	$1.59	$1.47	$0.96	$0.73	$0.73
Expenses(†)††	(0.18)	(0.20)	(0.28)	(0.30)	(0.32)

Net investment income (loss)	1.41	1.27	0.68	0.43	0.41

Net increase (decrease) in unit value	1.41	1.27	0.68	0.43	0.41
Net asset value at beginning of year	31.86	33.27	34.54	35.22	35.65

Net asset value at end of year	$33.27	$34.54	$35.22	$35.65	$36.06

Ratio of expenses to average net assets††	0.54%	0.58%	0.81%	0.85%	0.91%
Ratio of net investment income (loss) to average net assets	4.35%	3.73%	1.95%	1.22%	1.14%
Total return	4.43%	3.82%	1.97%	1.22%	1.15%

Net assets at end of year (in thousands)	$878,342	$967,092	$1,006,993	$972,289	$983,174

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.

Bond Core Plus Fund:

	For the year ended December 31,
	2007	2008	2009	2010	2011
Investment income†	$1.06	$1.21	$1.14	$0.84	$0.88
Expenses(†)††	(0.16)	(0.18)	(0.25)	(0.27)	(0.27)

Net investment income (loss)	0.90	1.03	0.89	0.57	0.61
Net realized and unrealized gain (loss)	0.69	(0.51)	1.21	0.95	1.00

Net increase (decrease) in unit value	1.59	0.52	2.10	1.52	1.61
Net asset value at beginning of year	19.88	21.47	21.99	24.09	25.61

Net asset value at end of year	$21.47	$21.99	$24.09	$25.61	$27.22

Ratio of expenses to average net assets††	0.81%	0.84%	1.09%	1.09%	1.01%
Ratio of net investment income (loss) to average net assets	4.42%	4.73%	3.88%	2.24%	2.34%
Portfolio turnover†††	489%	806%	1,422%	1,164%	278%
Total return	8.00%	2.42%	9.55%	6.31%	6.29%
Net assets at end of year (in thousands)	$484,362	$398,724	$386,246	$379,152	$373,901

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

Large Cap Equity Fund:

	For the period July 2, 2009 (a) to December 31, 2009	Year ended December 31,
		2010	2011
Investment income†	$0.07	$0.20	$0.25
Expenses(†)††	(0.07)	(0.14)	(0.15)

Net investment income (loss)	—	0.06	0.10
Net realized and unrealized gain (loss)	2.15	1.82	— (b)

Net increase (decrease) in unit value	2.15	1.88	0.10
Net asset value at beginning of period	10.00	12.15	14.03

Net asset value at end of period	$12.15	$14.03	$14.13

Ratio of expenses to average net assets*,††	1.17%	1.08%	1.05%
Ratio of net investment income (loss) to average net assets*	0.11%	0.54%	0.72%
Portfolio turnover**,†††	68%	118%	55%
Total return**	21.50%	15.47%	0.71%
Net assets at end of period (in thousands)	$811,636	$806,936	$707,936

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests.
†††	With respect to the portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.

Small-Mid Cap Equity Fund:

	For the period July 2, 2009(a) to December 31, 2009	For the year ended December 31,
		2010	2011
Investment income†	$0.11	$0.22	$0.23
Expenses(†)††	(0.09)	(0.19)	(0.21)

Net investment income (loss)	0.02	0.03	0.02
Net realized and unrealized gain (loss)	2.30	3.21	(0.59)

Net increase (decrease) in unit value	2.32	3.24	(0.57)
Net asset value at beginning of period	11.00	13.32	16.56

Net asset value at end of period	$13.32	$16.56	$15.99

Ratio of expenses to average net assets*,††	1.44%	1.29%	1.25%
Ratio of net investment income (loss) to average net assets*	0.29%	0.23%	0.14%
Portfolio turnover**,†††	61%	104%	116%
Total return**	21.09%	24.32%	(3.44)%
Net assets at end of period (in thousands)	$283,199	$309,651	$260,256

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds in which the Fund invests.
†††	With respect to the portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

International All Cap Equity Fund(a):

	For the year ended December 31,
	2007	2008	2009	2010	2011
Investment income†	$1.06	$1.27	$0.66	$0.67	$0.82
Expenses(†)††	(0.36)	(0.31)	(0.29)	(0.32)	(0.34)

Net investment income (loss)	0.70	0.96	0.37	0.35	0.48
Net realized and unrealized gain (loss)	2.07	(16.45)	6.10	2.04	(3.37)

Net increase (decrease) in unit value	2.77	(15.49)	6.47	2.39	(2.89)
Net asset value at beginning of year	31.16	33.93	18.44	24.91	27.30

Net asset value at end of year	$33.93	$18.44	$24.91	$27.30	$24.41

Ratio of expenses to average net assets††	1.08%	1.13%	1.37%	1.29%	1.27%
Ratio of net investment income (loss) to average net assets	2.12%	3.45%	1.77%	1.42%	1.78%
Portfolio turnover†††	30%	33%	160%	102%	45%
Total return	8.89%	(45.65)%	35.09%	9.59%	(10.59)%
Net assets at end of year (in thousands)	$309,162	$133,960	$165,528	$172,073	$141,052

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

Index Funds

Bond Index Fund:

	For the period February 3, 2009(a) to December 31, 2009	For the year ended December 31,
		2010	2011
Investment income†	$—	$—	$—
Expenses(†)††	(.09)	(.10)	(.10)

Net investment income (loss)	(.09)	(.10)	(.10)
Net realized and unrealized gain (loss)	.74	.77	(.96)

Net increase (decrease) in unit value	.65	.67	(.86)
Net asset value at beginning of period	11.00	11.65	12.32

Net asset value at end of period	$11.65	$12.32	$13.18

Ratio of expenses to average net assets*††	.88%	.85%	.79%
Ratio of net investment income (loss) to average net assets*	(.88)%	(.85)%	(.79)%
Portfolio turnover**†††	158%	16%	12%
Total return**	5.91%	5.75%	6.98%
Net assets at end of period (in thousands)	$35,769	$56,399	$82,326

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests. The estimated acquired fund fees which we incurred directly by the underlying fund were 0.020% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Large Cap Index Equity Fund:

	For the period February 9, 2009(a) to December 31, 2009	For the year ended December 31,
		2010	2011
Investment income†	$—	$—	$—
Expenses(†)††	(0.11)	(0.13)	(0.14)

Net investment income (loss)	(0.11)	(0.13)	(0.14)
Net realized and unrealized gain (loss)	3.79	2.35	0.38

Net increase (decrease) in unit value	3.68	2.22	0.24
Net asset value at beginning of period	12.00	15.68	17.90

Net asset value at end of period	$15.68	$17.90	$18.14

Ratio of expenses to average net assets*††	0.87%	0.81%	0.78%
Ratio of net investment income (loss) to average net assets*	(0.87)%	(0.81)%	(0.78)%
Portfolio turnover**†††	159%	23%	21%
Total return**	30.67%	14.16%	1.34%
Net assets at end of period (in thousands)	$34,242	$55,091	$67,975

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.010% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

All Cap Index Equity Fund:

	For the year ended December 31,
	2007	2008	2009	2010	2011
Investment income†	$0.01	$0.03	$0.03	$—	$—
Expenses(†)††	(0.21)	(.18)	(.22)	(0.27)	(0.29)

Net investment income (loss)	(0.20)	(0.15)	(0.19)	(0.27)	(0.29)
Net realized and unrealized gain (loss)	1.93	(14.44)	6.93	5.21	0.42

Net increase (decrease) in unit value	1.73	(14.59)	6.74	4.94	0.13
Net asset value at beginning of year	36.72	38.45	23.86	30.60	35.54

Net asset value at end of year	$38.45	$23.86	$30.60	$35.54	$35.67

Ratio of expenses to average net assets††	0.54%	0.56%	0.87%	0.85%	0.82%
Ratio of net investment income (loss) to average net assets	(0.52)%	(0.47)%	(0.76)%	(0.85)%	(0.82)%
Portfolio turnover†††	6%	3%	153%	71%	4%
Total return	4.71%	(37.95)%	28.25%	16.14%	0.37%
Net assets at end of year (in thousands)	$438,803	$221,260	$266,484	$293,142	$266,476

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment funds in which the Fund invests its assets rather than the turnover of the underlying portfolios of such collective investment funds.

Mid Cap Index Equity Fund:

	For the period February 3, 2009(a) to December 31, 2009	For the year ended December 31,
		2010	2011
Investment income†	$—	$—	$—
Expenses(†)††	(0.15)	(0.18)	(0.20)

Net investment income (loss)	(0.15)	(0.18)	(0.20)
Net realized and unrealized gain (loss)	6.81	5.21	(0.42)

Net increase (decrease) in unit value	6.66	5.03	(0.62)
Net asset value at beginning of period	13.00	19.66	24.69

Net asset value at end of period	$19.66	$24.69	$24.07

Ratio of expenses to average net assets*	0.91%	0.84%	0.81%
Ratio of net investment income (loss) to average net assets*††	(0.91)%	(0.84)%	(0.81)%
Portfolio turnover**†††	165%	22%	22%
Total return**	51.23%	25.58%	(2.51)%
Net assets at end of period (in thousands)	$25,311	$44,348	$57,815

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Small Cap Index Equity Fund:

	For the period February 3, 2009(a) to December 31, 2009	For the year ended December 31,
		2010	2011
Investment income†	$—	$—	$—
Expenses(†)††	(0.16)	(0.19)	(0.21)

Net investment income (loss)	(0.16)	(0.19)	(0.21)
Net realized and unrealized gain (loss)	6.83	5.50	(1.07)

Net increase (decrease) in unit value	6.67	5.31	(1.28)
Net asset value at beginning of period	14.00	20.67	25.98

Net asset value at end of period	$20.67	$25.98	$24.70

Ratio of expenses to average net assets*††	0.90%	0.84%	0.81%
Ratio of net investment income (loss) to average net assets*	(0.90)%	(0.84)%	(0.81)%
Portfolio turnover**†††	192%	33%	32%
Total return**	47.64%	25.69%	(4.93)%
Net assets at end of period (in thousands)	$15,508	$26,796	$31,760

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

International Index Equity Fund:

	For the period March 3, 2009(a) to December 31, 2009	For the year ended December 31,
		2010	2011
Investment income†	$—	$—	$—
Expenses(†)††	(0.20)	(0.23)	(0.25)

Net investment income (loss)	(0.20)	(0.23)	(0.25)
Net realized and unrealized gain (loss)	11.48	2.89	(3.89)

Net increase (decrease) in unit value	11.28	2.66	(4.14)
Net asset value at beginning of period	15.00	26.28	28.94

Net asset value at end of period	$26.28	$28.94	$24.80

Ratio of expenses to average net assets*††	0.96%	0.90%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.96)%	(0.90)%	(0.89)%
Portfolio turnover**†††	147%	12%	10%
Total return**	75.20%	10.12%	(14.31)%
Net assets at end of period (in thousands)	$24,346	$44,141	$47,981

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.050% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Real Asset Return Fund

Real Asset Return Fund:

	For the period July 7, 2009(a) to December 31, 2009	For the year ended December 31,
		2010	2011
Investment income†	$—	$—	$—
Expenses(†)††	(0.06)	(0.14)	(0.14)

Net investment income (loss)	(0.06)	(0.14)	(0.14)
Net realized and unrealized gain (loss)	2.57	2.25	.99

Net increase (decrease) in unit value	2.51	2.11	.85
Net asset value at beginning of period	12.00	14.51	16.62

Net asset value at end of period	$14.51	$16.62	$17.47

Ratio of expenses to average net assets*††	0.95%	0.88%	0.83%
Ratio of net investment income (loss) to average net assets*	(0.95)%	(0.88)%	(0.83)%
Portfolio turnover**†††	14%	39%	43%
Total return**	20.92%	14.54%	5.11%
Net assets at end of period (in thousands)	$5,371	$12,789	$21,793

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment funds in which the Fund invests, rather than portfolio turnover of the underlying portfolio of such collective investment funds.

Retirement Date Funds

Lifetime Income Retirement Date Fund:

	For the year ended December 31,
	2007	2008	2009	2010	2011
Investment income†	$—	$—	$—	$—	$—
Expenses(†)††	(0.07)	(0.07)	(0.09)	(0.10)	(0.11)

Net investment income (loss)	(0.07)	(0.07)	(0.09)	(0.10)	(0.11)
Net realized and unrealized gain (loss)	0.67	(1.51)	1.51	1.07	0.57

Net increase (decrease) in unit value	0.60	(1.58)	1.42	0.97	0.46
Net asset value at beginning of year	10.50	11.10	9.52	10.94	11.91

Net asset value at end of year	$11.10	$9.52	$10.94	$11.91	$12.37

Ratio of expenses to average net assets††	0.64%	0.67%	0.92%	0.92%	0.89%
Ratio of net investment income (loss) to average net assets	(0.64)%	(0.67)%	(0.92)%	(0.92)%	(0.89)%
Portfolio turnover†††	21%	33%	54%	91%	21%
Total return	5.71%	(14.23)%	14.92%	8.87%	3.86%
Net assets at end of year (in thousands)	$18,606	$27,462	$28,934	$35,505	$35,563

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

2010 Retirement Date Fund:

	For the year ended December 31,
	2007	2008	2009	2010	2011
Investment income†	$—	$—	$—	$—	$—
Expenses(†)††	(0.08)	(0.08)	(0.11)	(0.12)	(0.13)

Net investment income (loss)	(0.08)	(0.08)	(0.11)	(0.12)	(0.13)
Net realized and unrealized gain (loss)	0.88	(2.51)	1.88	1.61	0.99

Net increase (decrease) in unit value	0.80	(2.59)	1.77	1.49	0.86
Net asset value at beginning of year	12.77	13.57	10.98	12.75	14.24

Net asset value at end of year	$13.57	$10.98	$12.75	$14.24	$15.10

Ratio of expenses to average net assets††	0.63%	0.67%	0.92%	0.92%	0.90%
Ratio of net investment income (loss) to average net assets	(0.63)%	(0.67)%	(0.92)%	(0.92)%	(0.90)%
Portfolio turnover†††	18%	27%	56%	096%	18%
Total return	6.26%	(19.09)%	16.12%	11.69%	6.04%
Net assets at end of year (in thousands)	$38,099	$49,186	$61,971	$69,429	$63,694

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

2020 Retirement Date Fund:

	For the year ended December 31,
	2007	2008	2009	2010	2011
Investment income†	$—	$—	$—	$—	$—
Expenses(†)††	(0.10)	(0.10)	(0.12)	(0.14)	(0.15)

Net investment income (loss)	(0.10)	(0.10)	(0.12)	(0.14)	(0.15)
Net realized and unrealized gain (loss)	1.16	(4.37)	2.66	2.17	0.99

Net increase (decrease) in unit value	1.06	(4.47)	2.54	2.03	0.84
Net asset value at beginning of year	15.32	16.38	11.91	14.45	16.48

Net asset value at end of year	$16.38	$11.91	$14.45	$16.48	$17.32

Ratio of expenses to average net assets††	0.63%	0.67%	0.92%	0.91%	0.89%
Ratio of net investment income (loss) to average net assets	(0.63)%	(0.67)%	(0.92)%	(0.91)%	(0.89)%
Portfolio turnover†††	20%	17%	51%	86%	14%
Total return	6.92%	(27.29)%	21.33%	14.05%	5.10%
Net assets at end of year (in thousands)	$49,077	$74,855	$106,568	$135,704	$155,759

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

2030 Retirement Date Fund:

	For the year ended December 31,
	2007	2008	2009	2010	2011
Investment income†	$—	$—	$—	$—	$—
Expenses(†)††	(0.12)	(0.11)	(0.13)	(0.15)	(0.17)

Net investment income (loss)	(0.12)	(0.11)	(0.13)	(0.15)	(0.17)
Net realized and unrealized gain (loss)	1.38	(6.12)	3.37	2.57	0.68

Net increase (decrease) in unit value	1.26	(6.23)	3.24	2.42	0.51
Net asset value at beginning of year	17.76	19.02	12.79	16.03	18.45

Net asset value at end of year	$19.02	$12.79	$16.03	$18.45	$18.96

Ratio of expenses to average net assets††	0.63%	0.67%	0.92%	0.91%	0.89%
Ratio of net investment income (loss) to average net assets	(0.63)%	(0.67)%	(0.92)%	(0.91)%	(0.89)%
Portfolio turnover†††	7%	15%	48%	79%	15%
Total return	7.09%	(32.75)%	25.33%	15.10%	2.76%
Net assets at end of year (in thousands)	$44,407	$51,242	$77,025	$108,395	$115,374

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

2040 Retirement Date Fund:

	For the year ended December 31,
	2007	2008	2009	2010	2011
Investment income†	$—	$—	$—	$—	$—
Expenses(†)††	(0.13)	(0.12)	(0.14)	(0.17)	(0.19)

Net investment income (loss)	(0.13)	(0.12)	(0.14)	(0.17)	(0.19)
Net realized and unrealized gain (loss)	1.62	(7.45)	4.06	2.93	.04

Net increase (decrease) in unit value	1.49	(7.57)	3.92	2.76	(0.15)
Net asset value at beginning of year	19.99	21.48	13.91	17.83	20.59

Net asset value at end of year	$21.48	$13.91	$17.83	$20.59	$20.44

Ratio of expenses to average net assets††	0.63%	0.67%	0.92%	0.91%	0.89%
Ratio of net investment income (loss) to average net assets	(0.63)%	(0.67)%	(0.92)%	(0.91)%	(0.89)%
Portfolio turnover†††	14%	14%	50%	81%	8%
Total return	7.45%	(35.24)%	28.18%	15.48%	(0.73)%
Net assets at end of year (in thousands)	$28,871	$31,314	$49,613	$69,945	$75,286

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Target Risk Funds

Conservative Risk Fund:

	For the period July 7, 2009(a) to December 31, 2009	For the year ended December 31,
		2010	2011
Investment income †	$— (b)	$— (b)	$— (b)
Expenses(†)††	(0.06)	(0.13)	(0.13)

Net investment income (loss)	(0.06)	(0.13)	(0.13)
Net realized and unrealized gain (loss)	1.45	1.38	0.93

Net increase (decrease) in unit value	1.39	1.25	0.80
Net asset value at beginning of period	13.00	14.39	15.64

Net asset value at end of period	$14.39	$15.64	$16.44

Ratio of expenses to average net assets*††	0.92%	0.84%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.90)%	(0.83)%	(0.80)%
Portfolio turnover**†††	5%	35%	55%
Total return**	10.69%	8.69%	5.12%
Net assets at end of period (in thousands)	$5,643	$16,254	$24,760

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and 0.030% for 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

Moderate Risk Fund:

	For the period July 7, 2009(a) to December 31, 2009	For the year ended December 31,
		2010	2011
Investment income†	$— (b)	$— (b)	$— (b)
Expenses(†)††	(0.07)	(0.15)	(0.15)

Net investment income (loss)	(0.07)	(0.15)	(0.15)
Net realized and unrealized gain (loss)	2.50	2.06	0.28

Net increase (decrease) in unit value	2.43	1.91	0.13
Net asset value at beginning of period	14.00	16.43	18.34

Net asset value at end of period	$16.43	$18.34	$18.47

Ratio of expenses to average net assets*††	0.92%	0.85%	0.81%
Ratio of net investment income (loss) to average net assets*	(0.91)%	(0.85)%	(0.81)%
Portfolio turnover**†††	7%	22%	40%
Total return**	17.36%	11.63%	0.71%
Net assets at end of period (in thousands)	$13,581	$32,118	$46,927

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.029% and 0.027% for 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

Aggressive Risk Fund:

	For the period July 7, 2009(a) to December 31, 2009	For the year ended December 31,
		2010	2011
Investment income†	$—	$—	$—
Expenses(†)††	(0.08)	(0.16)	(0.18)

Net investment income (loss)	(0.08)	(0.16)	(0.18)
Net realized and unrealized gain (loss)	3.70	2.79	(0.41)

Net increase (decrease) in unit value	3.62	2.63	(0.59)
Net asset value at beginning of period	15.00	18.62	21.25

Net asset value at end of period	$18.62	$21.25	$20.66

Ratio of expenses to average net assets*††	0.92%	0.84%	0.84%
Ratio of net investment income (loss) to average net assets*	(0.92)%	(0.84)%	(0.84)%
Portfolio turnover**†††	9%	29%	50%
Total return**	24.13%	14.12%	(2.78)%
Net assets at end of period (in thousands)	$4,212	$12,684	$16,543

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.029% and 0.027% for 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

Balanced Fund:

	For the year ended December 31,
	2007	2008	2009	2010	2011
Investment income†	$0.96	$0.95	$0.55	$—	$—
Expenses(†)††	(0.45)	(0.37)	(0.19)	—	—

Net investment income (loss)	0.51	0.58	0.36	—	—
Net realized and unrealized gain (loss)	1.89	(22.14)	14.26	10.00	2.92

Net increase (decrease) in unit value	2.40	(21.56)	14.62	10.00	2.92
Net asset value at beginning of year	87.25	89.65	68.09	82.71	92.71

Net asset value at end of year	$89.65	$68.09	$82.71	$92.71	$95.63

Ratio of expenses to average net assets††	0.50%	0.46%	0.27%	0.00%	0.00%
Ratio of net investment income (loss) to average net assets(a)	0.57%	0.71%	0.48%	0.00%	0.00%
Portfolio turnover(b)	24%	32%	38%	5%	43%
Total return	2.75%	(24.05)%	21.47%	12.09%	3.15%
Net assets at end of year (in thousands)	$413,332	$277,953	$284,803	$269,856	$237,871

(a)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.
(b)	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the Collective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Year Ended December 31, 2011

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

For the year ended December 31, 2011, the Stable Asset Return Fund experienced a total return, net of expenses, of 1.15%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.75% for the same period. The 3 Year Constant Maturity Treasury Yield does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses.

The Stable Asset Return Fund invests 11% of its assets in the Northern Trust Global Investments—Collective Government Short Term Investment Fund. For the year ended December 31, 2011, the Northern Trust Global Investments—Collective Government Short Term Investment Fund experienced a total return of 0.14%. The Fund’s holdings of the Northern Trust Global Investments—Collective Government Short Term Investment Fund constitute 0.89% of the assets of such underlying fund.

The Stable Asset Return Fund outperformed the benchmark for the year ended December 31, 2011. Outperformance for the year was largely driven by the overweight to non-treasuries. In particular, allocations to corporate bonds as well as commercial mortgage-backed securities were beneficial. The Fund’s market-to-book-value ratio was in line with the previous year at 102.8%, primarily due to stable interest rates. The credit quality of the underlying bond portfolios remains positive with 78.3% of the portfolio’s securities rated AAA on average, as rated by S&P, Moody’s, and/or Fitch.

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the domestic bond market. The Bond Core Plus Fund invests its assets in a diversified portfolio of fixed-income securities of varying maturities with a portfolio duration generally from three to six years.

For the year ended December 31, 2011, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 6.29%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 7.84% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund underperformed the Barclays Capital U.S. Aggregate Bond Index for the year ended December 31, 2011. An underweight to long-maturity Treasuries was the primary driver of underperformance as interest rates fell. An overweight to bonds of financial companies was also a negative as they lagged broader corporate markets due to fears of a slowdown in global growth and uncertainty surrounding contagion related to European sovereign risk.

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

For the year ended December 31, 2011, the Large Cap Equity Fund experienced a total return, net of expenses, of 0.71%. By comparison, the Russell 1000® Index produced an investment record of 1.50% for the same period. The Russell 1000® Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the year ended December 31, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of December 31, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Weak stock selection in the information technology sector, particularly among the enterprise software holdings, was the biggest drag on relative performance for the year. Despite the portfolio’s holdings in securities that demonstrated higher earnings growth as well as positive earnings revisions, these were factors that the market did not reward during the year.

For the year ended December 31, 2011, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of December 31, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Underperformance was largely driven by holdings in the consumer discretionary and materials sectors as more defensive sectors outperformed. These negative results were partially mitigated by positive stock selection in the relatively poor-performing financials sector.

For the year ended December 31, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 27% as of December 31, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Stock selection as well as an underweight to financials was the top contributor to relative outperformance for the year, while strong stock selection in energy also provided positive returns. Healthcare, while still positive on the year, was the largest detractor to performance relative to the benchmark.

For the year ended December 31, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of December 31, 2011) positively contributed to the performance of the Fund, but underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection negatively contributed to performance in the energy, healthcare and financials sectors. While stock selection within consumer staples was positive, an underweight to the sector detracted from relative performance. Underweights to the materials and industrials sectors contributed positively to relative returns.

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of small- to medium capitalization U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

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

For the year ended December 31, 2011, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of -3.44%. By comparison, the Russell 2500TM Index produced an investment record of -2.51% for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the year ended December 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of December 31, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. The two sectors that provided the greatest contribution to relative performance for the year were basic materials and consumer staples. Additionally, while a modest underweight to REITs (real estate investment trusts) was a slight detractor, positive stock selection within REITs more than compensated for the underweight as the sector was a positive contributor overall.

For the year ended December 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of December 31, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. On a stock-specific basis, the largest detractors to relative performance were NII Holdings, TriQuint Semiconductor and Rovi Corporation, as these holdings offset strong stock selection in the consumer discretionary, healthcare, financial services, and energy sectors. In total, stock selection was largely neutral to performance with underperformance, primarily driven by sector allocation.

Since its initial funding on or about May 10, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 15% as of December 31, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection was the driver of outperformance as it was positive in seven of ten sectors, with consumer discretionary, financials, and information technology leading the way.

For the year ended December 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 15% as of December 31, 2011) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Sector selection was the overall detractor from performance while stock selection added relative value during the period. An overweight to technology and underweight to utilities had a negative impact on results, while stock selection was positive in the energy, financial, industrials and materials sectors. This was offset, however, by poor selection among consumer discretionary and technology stocks.

For the year ended December 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 9% as of December 31, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the energy sector was the primary driver of underperformance while stock selection in healthcare and industrials detracted to a lesser extent. In the second half of the year, the portfolio’s heavy holdings in natural gas failed to keep up with the broad market as the price of the commodity declined.

For the year ended December 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of December 31, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection within the information technology sector was the primary driver of outperformance for the year, while stock selection within the healthcare sector also helped boost returns. Stock selections detracted slightly from performance in the financials sector for the year.

For the year ended December 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 14% as of December 31, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Underperformance was primarily due to weak stock selection within the technology, energy and materials sectors. However, stock selections in the consumer discretionary sector did provide positive performance, which helped to offset the weaker performance in the technology, energy and materials sectors.

For the year ended December 31, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 9% as of December 31, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Positive stock selection in the energy, information technology and consumer staples sectors was more than offset by negative stock selection in the consumer discretionary, financials and healthcare sectors.

International All Cap Equity Fund

The International All Cap Equity Fund seeks to provide long-term capital appreciation through a diversified portfolio of primarily non-U.S. equity securities. The Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock markets through investing in a diversified portfolio of primarily non-U.S. equity securities.

For the year ended December 31, 2011, the International All Cap Equity Fund experienced a total return, net of expenses, of -10.59%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of -13.71% for the same period. The MSCI ACWI ex-US Index does not includes an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the year ended December 31, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of December 31, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI Europe, Australasia, Far Ease (“EAFE”) Value ND Index, against which the performance of this portion of the Fund is compared. Favorable attribution was derived from holdings in the financial, healthcare, and consumer discretionary sectors. Conversely, holdings in the information technology, industrial, and energy sectors weighed on relative performance.

For the year ended December 31, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 15% as of December 31, 2011) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Stock selection in consumer staples and telecommunications services contributed positively to performance, while stock selection in industrials, information technology and consumer discretionary sectors detracted from performance. An overweight to the poor-performing financials, as well as an underweight to the more defensive consumer staples sector, also detracted from relative performance.

For the year ended December 31, 2011, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 22% as of December 31, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. From a country perspective, stock selection in Taiwan was positive over the year, particularly the position in Taiwan Semiconductor (information technology) which gained as investors were drawn to its strong franchise and good growth prospects. An overweight position in the more defensive consumer staples sector was also positive, as was an overweight position to the telecommunications sector.

For the year ended December 31, 2011, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of December 31, 2011) negatively contributed to the performance of the Fund, but performed in line with the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Overall sector allocation added value while stock selection detracted for the year. Within sectors, an overweight to telecommunications and energy and an underweight to materials added value. While stock selection was positive in the telecommunications and industrials sectors, this was offset by poor selection in the consumer staples and technology sectors.

For the year ended December 31, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 15% as of December 31, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Performance was primarily driven by strong selection in Europe as the market tended to reward high-quality stocks displaying solid growth prospects. The portfolio enjoyed strong contributions from energy-service holdings as well as those in the materials sector.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are included in such Index. The Barclays Capital U.S. Aggregate Bond Index is representative of the domestic investment grade bond market.

For the year ended December 31, 2011, the Bond Index Fund experienced a total return, net of expenses, of 6.98%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 7.84% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The Bond Index Fund invests 100% of its assets in the SSgA U.S. Bond Index Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA U.S. Bond Index Non-Lending Series Fund Class A experienced a total return of 7.83%. The Fund’s holdings of the SSgA U.S. Bond Index Non-Lending Series Fund Class A constitute 1.26% of the assets of such underlying fund.

The performance of the Bond Index Fund for the year ended December 31, 2011 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on market capitalization.

For the year ended December 31, 2011, the Large Cap Index Equity Fund experienced a total return, net of expenses, of 1.34%. By comparison, the S&P 500 produced an investment record of 2.11% for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The Large Cap Index Fund invests 100% of its assets in the SSgA S&P 500® Index Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA S&P 500® Index Non-Lending Series Fund Class A experienced a total return of 2.12%. The Fund’s holdings of the SSgA S&P 500® Index Non-Lending Series Fund Class A constitute 0.30% of the assets of such underlying fund.

The performance of the Large Cap Index Equity Fund for the year ended December 31, 2011 was consistent with the S&P 500 after taking expenses into account.

All Cap Index Equity Fund

The All Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total return of the Russell 3000 Index by investing in stocks included in the Russell 3000 Index, with the overall objective of achieving long-term growth of capital. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization of the companies.

For the year ended December 31, 2011, the All Cap Index Equity Fund experienced a total return, net of expenses, of 0.37%. By comparison, the Russell 3000 Index produced an investment record of 1.03% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The All Cap Index Equity Fund invests 100% of its assets in the SSgA Russell All Cap® Index Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA Russell All Cap® Index Non-Lending Series Fund Class A experienced a total return of 1.17%. The Fund’s holdings of the Russell All Cap® Index Non-Lending Series Fund Class A constitute 19.24% of the assets of such underlying fund.

The performance of the All Cap Index Equity Fund for the year ended December 31, 2011 was consistent with the Russell 3000 Index after taking expenses into account.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and, as of December 31, 2011, represented approximately 7% of the U.S. equity market based on market capitalization.

For the year ended December 31, 2011, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of -2.51%. By comparison, the S&P MidCap 400 produced an investment record of -1.73% for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The Mid Cap Index Equity Fund invests 100% of its assets in the SSgA S&P MidCap® Index Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA S&P MidCap® Index Non-Lending Series Fund Class A experienced a total return of -1.72%. The Fund’s holdings of the SSgA S&P MidCap® Index Non-Lending Series Fund Class A constitute 1.58% of the assets of such underlying fund.

The performance of the Mid-Cap Index Equity Fund for the year ended December 31, 2011 was consistent with the S&P MidCap 400 after taking expenses into account.

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

For the year ended December 31, 2011, the Small Cap Index Equity Fund experienced a total return, net of expenses, of -4.93%. By comparison, the Russell 2000 Index produced an investment record of -4.18% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The Small Cap Index Equity Fund invests 100% of its assets in the SSgA Russell Small Cap Index Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA Russell Small Cap Index Non-Lending Series Fund Class A experienced a total return of -4.13%. The Fund’s holdings of the SSgA Russell Small Cap Index Non-Lending Series Fund Class A constitute 0.84% of the assets of such underlying fund.

The performance of the Small Cap Index Equity Fund for the year ended December 31, 2011 was consistent with the Russell 2000 Index after taking expenses into account.

International Index Equity Fund

The investment objective of the International Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the MSCI ACWI ex-US Index by investing generally in securities included in such Index. The MSCI ACWI ex-US Index consists of approximately 2,025 securities in 44 markets, with securities of emerging markets representing approximately 24% of the Index.

For the year ended December 31, 2011, the International Index Equity Fund experienced a total return, net of expenses, of -14.31%. By comparison, the MSCI ACWI ex-US Index produced an investment record of -13.71% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The International Index Equity Fund invests 100% of its assets in the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A experienced a total return of -13.51%. The Fund’s holdings of the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A constitute 1.03% of the assets of such underlying fund.

The performance of the International Index Equity Fund for the year ended December 31, 2011 was consistent with the MSCI ACWI ex-US Index after taking expenses into account.

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

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank. During the year ended December 31, 2011, these funds included the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite performance of the benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the year ended December 31, 2011, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and was weighted based on the Fund’s target allocations to the asset classes to which these underlying benchmarks relate.

For the year ended December 31, 2011, the Fund experienced a total return, net of expenses, of 5.11%. By comparison, the composite benchmark produced an investment record of 6.05% for the same period. None of the indices comprising the composite benchmark include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The Real Asset Return Fund invests 50% of its assets in the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A experienced a total return of 13.52%. The Fund’s holdings of the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A constitute .61% of the assets of such underlying fund.

The Real Asset Return Fund invests 25% of its assets in the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A experienced a total return of 9.35%. The Fund’s holdings of the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A constitute 1.82% of the assets of such underlying fund.

The Real Asset Return Fund invests 25% of its assets in the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A experienced a total return of -13.33%. The Fund’s holdings of the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A constitute 5.39% of the assets of such underlying fund.

The performance of the Real Asset Return Fund for the year ended December 31, 2011 was consistent with its composite benchmark after taking expenses into account.

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

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the year ended December 31, 2011, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA

U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small Cap Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Retirement Date Funds allocates assets from time to time. During the year ended December 31, 2011, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-US IMI Index, the S&P MidCap 400, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the year ended December 31, 2011, the Retirement Date Funds experienced a total return, net of expenses, of 3.86% for the Lifetime Income Retirement Date Fund, 6.04% for the 2010 Retirement Date Fund, 5.10% for the 2020 Retirement Date Fund, 2.76% for the 2030 Retirement Date Fund and -0.73% for the 2040 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 4.80%, 7.06%, 6.03%, 3.62% and 0.08%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The Lifetime Income Retirement Date Fund invests 100% of its assets in the SSgA Target Retirement Income Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA Target Retirement Income Non-Lending Series Fund Class A experienced total return of 4.79%. The Fund’s holdings of the SSgA Target Retirement Income Non-Lending Series Fund Class A constitute 26.81% of the assets of such underlying fund.

The 2010 Retirement Date Fund invests 100% of its assets in the SSgA Target Retirement 2010 Non-Lending Series Fund Class A, .. For the year ended December 31, 2011, the SSgA Target Retirement 2010 Non-Lending Series Fund Class A experienced total returns of 7.05%. The Fund’s holdings of the SSgA Target Retirement 2010 Income Non-Lending Series Fund Class A constitute 18.04% of the assets of such underlying fund.

The 2020 Retirement Date Fund invests 100% of its assets in the SSgA Target Retirement 2020 Non-Lending Series Fund Class A,. For the year ended December 31, 2011, the SSgA Target Retirement 2020 Non-Lending Series Fund Class A experienced total returns of 6.08%. The Fund’s holdings of the SSgA Target Retirement 2020 Income Non-Lending Series Fund Class A constitute 18.51% of the assets of such underlying fund.

The 2030 Retirement Date Fund invests 100% of its assets in the SSgA Target Retirement 2030 Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA Target Retirement 2030 Non-Lending Series Fund Class A experienced total returns of 3.69%. The Fund’s holdings of the SSgA Target Retirement 2030 Income Non-Lending Series Fund Class A constitute 26.85% of the assets of such underlying fund.

The 2040 Retirement Date Fund invests 100% of its assets in the SSgA Target Retirement 2040 Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA Target Retirement

2040 Non-Lending Series Fund Class A experienced total returns of 0.18%. The Fund’s holdings of the SSgA Target Retirement 2040 Income Non-Lending Series Fund Class A constitute 34.84% of the assets of such underlying fund.

The performance of each Retirement Date Fund for the year ended December 31, 2011 was consistent with its respective composite benchmark after taking into account expenses.

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

The Target Risk Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the year ended December 31, 2011, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA International Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the NTGI Collective Short Term Investment Fund and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund Class A.

The composite benchmark for each of the Target Risk Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Target Risk Funds allocates assets. During the year ended December 31, 2011, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index, the Russell 3000® Index, the Merrill Lynch 3-Month T-Bill, the MSCI EAFE Index and the MSCI ACWI ex-US Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the year ended December 31, 2011, the Target Risk Funds experienced a total return, net of expenses, of 5.12% for the Conservative Risk Fund, 0.71% for the Moderate Risk Fund and -2.78% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of 6.03%, 1.57%, and -2.05%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The Conservative Risk Fund invests 56%, 12%, 12%, 5%, 5% and 9% of its assets in the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, International Index Non-Lending Series Fund Class A, and the NTGI Short Term Investment Fund respectively. For the year ended December 31, 2011, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A,

the NTGI Short Term Investment Fund and the International Index Non-Lending Series Fund Class A experienced total returns of 7.83%, 1.17%, 13.52%, 9.35%, 0.22% and -11.98%, respectively. The Fund’s holdings of the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, International Index Non-Lending Series Fund Class A, and the NTGI Short Term Investment Fund constitutes 0.22%, 0.22%, 0.17%, 0.41%, 0.11% and 0.01% of the assets of such underlying fund, respectively.

The Moderate Risk Fund invests 34%, 29%, 20%, 7%, 5%, 2% and 2% of its assets in the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A and the NTGI Short Term Investment Fund, respectively. For the year ended December 31, 2011, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A and the NTGI Short Term Investment Fund experienced total returns of 7.83%, 1.17%, -13.51%, 13.52%, 9.35%, -13.33 and 0.22%, respectively. The Fund’s holdings of the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A and the NTGI Short Term Investment Fund constitutes 0.25%, 1.00%, 0.20%, 0.17%, 0.78%, 1.01% and 0.00% of the assets of such underlying fund, respectively.

The Aggressive Risk Fund invests 15%, 43%, 30%, 5%, 4%, and 1% of its assets in the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, and the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, and the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, experienced total returns of 7.83%, 1.17%, -13.51%, 9.35%, -13.33%, and 13.52% respectively. For the period from May 2, 2011 (the date the Aggressive Risk Fund first invested in the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A) through December 31, 2011, such the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A experienced a total return, net of expenses, of 8.4%. The Fund’s holdings of the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, and the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A constitutes 0.02%, 0.52%, 0.11%, 0.28%, 0.65% and 0.02% of the assets of such underlying fund, respectively.

The performance of each Target Risk Fund for the year ended December 31, 2011 was consistent with its respective composite benchmark after taking expenses into account.

Balanced Fund

Certain assets contributed to the Program are held in the Balanced Fund. However, the Collective Trust no longer offers Units in the Balanced Fund and Northern Trust intends to terminate the Balanced Fund.

The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. The Fund invests in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments.

For the year ended December 31, 2011, the Balanced Fund experienced a total return, net of expenses, of 3.15%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 4.34% for the same period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the year ended December 31, 2011, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. Refer to a discussion of the investment performance of the Large Cap Equity Fund, above, for a description of the performance of the equity segment of the Balanced Fund for such period.

For the year ended December 31, 2011, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, underperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to a discussion of the investment performance of the Bond Core Plus Fund, above, for a description of the performance of the debt segment of the Balanced Fund for such period.

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

For the year ended December 31, 2010, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 6.31%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 6.54% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

For the period from on or about January 19, 2010 (the date on which Columbus Circle Investors commenced providing investment advice with respect to the Fund) to December 31, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 23% as of December 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Consumer discretionary and information technology sectors contributed to relative performance while selections in healthcare and financials negatively impacted results. The most beneficial individual securities included Las Vegas Sands, Apple, and Priceline.

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

For the year ended December 31, 2010, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 20% as of December 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection contributed to positive returns in the consumer discretionary, information technology and energy sectors. An overweight position in consumer discretionary and an underweight stance in consumer staples also contributed to performance. Underweight positions in energy and materials, as well as an overweight stance in the healthcare sector, were major detractors from relative performance.

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

For the year ended December 31, 2010, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 24.32%. By comparison, the Russell 2500TM Index produced an investment record of 26.7% for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

For the year ended December 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of December 31, 2010) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. The primary source of value added was stock selection and, to a lesser extent, sector selection. An underweight to the financials sector, which rebounded in the period, and an overweight to the technology sector, one of the weaker sectors in the benchmark, had a negative impact on results. Stock selection was particularly strong in the healthcare and consumer discretionary sectors.

For the year ended December 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 10% as of December 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Security selection in the consumer discretionary sector contributed positively to returns, while the healthcare sector was the biggest detractor. Stock selection, primarily AMAG Pharmaceuticals and NuVasive, also detracted from relative returns.

For the year ended December 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of December 31, 2010) positively contributed to the performance of the Fund, but underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. The primary drivers helping performance were stock selection in the healthcare sector and the financials sector. Detracting from performance was an underweight in the outperforming energy sector and stock selection in the materials sector. Overall stock selection also detracted from performance.

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

For the year ended December 31, 2010, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of December 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Underperformance is attributed to stock selection, as some positions were sold at a loss. Many of these stocks were in the healthcare sector. The sector that contributed most to relative performance was the materials sector. Despite being significantly underweight to the materials sector, the one position (CF Industries) contributed to relative performance.

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

For the year ended December 31, 2010, the International All Cap Equity Fund experienced a total return, net of expenses, of 9.59%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of 11.15% for the same period and the MSCI Europe, Australasia, Far East Index, which we refer to as the MSCI Europe, Australasia, Far East (“EAFE”) Index, produced an investment record of 7.75% for the same period. Neither the MSCI ACWI ex-US Index nor the MSCI EAFE Index includes an allowance for the fees that an investor would pay for investing in the securities that comprise those Indices or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

For the year ended December 31, 2010, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 15% as of December 31, 2010) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. The Trust’s exposure to industrials, materials and consumer discretionary contributed to performance. The portfolio’s exposure to the energy, healthcare and financials sectors hurt relative performance, while underweight to the financials sector and Spain and Italy helped performance. The portfolio was also aided by good stock selection in seven of the ten sectors and overweights to Singapore and Canada.

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

For the period from on or about January 19, 2010 (the date on which LSV Asset Management commenced providing investment assistance with respect to the Fund) to December 31, 2010, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 23% as of December 31, 2010) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. In terms of sector positioning, an overweight to consumer staples as well as an underweight to the financials and utilities sectors helped performance. Stock selection within the healthcare sector also added to relative performance.

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

For the year ended December 31, 2010, the Balanced Fund experienced a total return, net of expenses, of 12.09%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 12.74% for the same period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses. Please see “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2010” for a discussion of the effect of participation in the State Street Bank securities lending program on the financial statement-reported performance of the Fund.

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

Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2010

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

For the year ended December 31, 2009, the Bond Core Plus Fund participated in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2009,” the financial statement-reported performance of the Bond Core Plus Fund for the year ended December 31, 2009 was positively impacted by 0.06 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

Large Cap Equity Fund

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the Large Cap Equity Fund experienced a total return, net of expenses, of 21.50%. By comparison, the Russell 1000 Index produced an investment record of 22.53% for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses. As discussed below under “—Effect of Transition on Performance of Certain Funds For the Year Ended December 31, 2009,” the Fund’s return in this period was negatively affected by transition-related costs as well as the adverse market impact on the day of the transition.

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

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 40% as of December 31, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which this portion of the Fund is compared. Information technology holdings contributed most to the return as both stock selection and an overweight position were beneficial. Several positions in the sector posted gains of more than 30%. Security selection was also strong in consumer discretionary, consumer staples and healthcare. Underweight positions in consumer staples and industrials also worked well. Stock selection detracted from returns in financials, materials, and industrials. An overweight in healthcare was detrimental as well.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the performance of the indexed portion of the Large Cap Equity Fund was consistent with the Russell 1000 Index after taking expenses into account and the effect of participation in securities lending.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the Large Cap Equity Fund participated in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2009,” the financial statement-reported performance of the Large Cap Equity Fund for the period from commencement of operations on July 2, 2009 to December 31, 2009 was negatively impacted by 0.29 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2009,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

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

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of December 31, 2009) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which this portion of the Fund is compared. Through September the portfolio outperformed primarily due to strong stock selection in healthcare, information technology and telecommunication services. The fourth quarter had positive absolute returns in all sectors. The portfolio continued to experience relative underperformance in the financial sector.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the performance of the indexed portion of the Small-Mid Cap Equity Fund was consistent with the Russell 2000 Index after taking expenses into account and the effect of participation in securities lending.

For the period from commencement of operations on July 2, 2009 to December 31, 2009, the Small-Mid Cap Equity Fund participated in the State Street Bank securities lending program . For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2009,” the financial statement-reported performance of the Small-Mid Cap Equity Fund for the period from commencement of operations on July 2, 2009 to December 31, 2009 was negatively impacted by 1.09 percentage points as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2009,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

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

Prior to July 2, 2009, State Street retained JPMorgan Asset Management (UK) Limited, which we refer to as JPMAM, to be an Investment Advisor for approximately half of the assets in the Fund, and Philadelphia International Advisors, L.P., which we refer to as PIA, to serve as Investment Advisor for the other half of the assets in the Fund. State Street determined the portion of the International All Cap Equity Fund’s assets for which advice was obtained from each Investment Advisor. Effective July 2, 2009, the Fund began to utilize a “multi-manager” approach whereby the Fund’s assets are allocated to one or more Investment Advisors, in percentages determined at the discretion of State Street, subject to consultation with Northern Trust. Each Investment Advisor acts independently from the others and uses its own distinct investment style in recommending securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of State Street. The performance of each Investment Advisor may be measured in the context of its own investment style. The performance of the portions of the Fund previously managed by JPMAM and PIA are included in the performance of each of the portions of the Fund advised by the new Investment Advisors and in the portion invested by State Street in the State Street Bank securities lending program for the year ended December 31, 2009.

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

For the year ended December 31, 2009, the International All Cap Equity Fund participated in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2009,” the financial statement-reported performance of the International All Cap Equity Fund for the year ended December 31, 2009 was positively impacted by 1.07 percentage points as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2009,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

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

For the year ended December 31, 2009, the All Cap Index Equity Fund participated in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2009,” the financial statement-reported performance of the All Cap Index Equity Fund for the year ended December 31, 2009 was positively impacted by 0.66 percentage point as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2009,” actual returns experienced by Participants in the Fund based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses in the cash collateral funds associated with the State Street Bank securities lending program.

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

For the year ended December 31, 2009, the Retirement Date Funds participated in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2009,” the financial statement-reported performance of the Retirement Date Funds for the year ended December 31, 2009 was positively impacted by 0.81 percentage point for the Lifetime Income Retirement Date Fund, 1.72 percentage points for the 2010 Retirement Date Fund, 1.56 percentage points for the 2020 Retirement Date Fund, 1.40 percentage points for the 2030 Retirement Date Fund and 1.16 percentage points for the 2040 Retirement Date Fund as a result of such participation. As discussed below under “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2009,” actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses associated with the State Street Bank securities lending program.

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

For the year ended December 31, 2009, the Balanced Fund participated in the State Street Bank securities lending program. For the reasons described under “—Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2009,” the financial statement-reported performance of the Balanced Fund for the year ended December 31, 2009 was positively impacted by 0.32 percentage point as a result of such participation.

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

Effect on Performance of Certain Funds that Participate in Securities Lending For the Year Ended December 31, 2009

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) of the Collective Trust, each of the Funds and the Balanced Fund. Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting: The Collective Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) for the Collective Trust, each of the Funds and the Balanced Fund. Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer of the Collective Trust, the Collective Trust’s management conducted evaluations of the effectiveness of the internal control over financial reporting of the Collective Trust, each of the Funds and the Balanced Fund based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluations, the Collective Trust’s management concluded that internal control over financial reporting was effective as of December 31, 2011. The effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The certifications of the Principal Executive Officer and the Principal Financial Officer of the Collective Trust filed herewith apply to the Collective Trust, each of the Funds and the Balanced Fund.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Officers of Northern Trust Investments

Northern Trust Investments, as trustee of the Collective Trust, has primary responsibility for investment management with respect to each of the investment options and the Balanced Fund. As part of its responsibility, Northern Trust Investments appoints the officers of the Collective Trust, who have responsibility for administering all the investment options and the Balanced Fund. The following is a biographical summary of each of the officers of the Collective Trust, including age as of December 31, 2011:

Thomas R. Benzmiller. Mr. Benzmiller, age 52, is the Principal Executive Officer of the Collective Trust and has served in such capacity since July 2010. Mr. Benzmiller joined Northern Trust in 2001 and is a Senior Vice President of Northern Trust Investments. He currently serves as Managing Executive for the Northern Trust Global Investments Program Solutions Group. Prior to his current role, he served as Chief Marketing Officer for Northern Trust’s Manager of Managers business and Managing Director of Northern Trust’s Hong Kong office. He held various corporate treasury and finance positions prior to joining Northern Trust Investments, including the Chief Investment Officer for Honda of America Manufacturing Co., Inc.

Randal Rein. Mr. Rein, age 41, is the Principal Financial Officer and Principal Accounting Officer of the Collective Trust and has served in such capacity since July 2010. Mr. Rein joined Northern Trust in 2001 and is currently a Senior Vice President of Northern Trust Investments. He joined Northern Trust’s Fund Administration in 2001 where he has held a variety of management positions within the accounting and administration group. He also serves as the Treasurer of the Northern Funds, the Northern Institutional Funds, the NT Alpha Strategies Fund, NT Equity Long/Short Strategies Fund and FlexShares Trust.

The officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from Northern Trust Investments or its affiliates.

Directors of Northern Trust Investments

The Collective Trust does not have a board of directors. The Collective Trust is a trust with a corporate trustee, which is Northern Trust Investments. For purposes of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission adopted under that Act, the board of directors of Northern Trust Investments has responsibility for the functions with respect to audit matters relating to the Collective Trust. Each member of the board of directors of Northern Trust Investments is an employee of Northern Trust Investments or its affiliates. The following is a biographical summary of each member of the board of directors of Northern Trust Investments, including age as of December 31, 2011:

Robert P. Browne. Mr. Browne, age 46, is an Executive Vice President of Northern Trust Investments and serves as its Chief Investment Officer. Mr. Browne also chairs Northern Trust Investments’ Investment Policy Committee and is responsible for investment performance, process and philosophy. Prior to joining Northern Trust in January 2009, Mr. Browne served as Chief Investment Officer for Fixed Income and Proprietary Investments at ING Investment Management where he worked from 2004 to 2009. From 2002 to 2004, Mr. Browne was founder and Managing Partner of the alternative investment firm Picador Capital. From 1997 to 2001, he served with in various capacities with Merrill Lynch Investments including as the Co-Head of Americas Fixed Income. Mr. Browne has over twenty years of investment advisory experience and is a Chartered Financial Analyst. Mr. Browne has served as a director of Northern Trust Investments since February 2009.

Christopher W. Carlson. Mr. Carlson, age 50, joined Northern Trust in 2005 and is a Senior Vice President of Northern Trust Investments. He currently serves as its Chief Operating Officer and Head of Global Strategic Development. He is responsible for the development and implementation of Northern Trust’s new business strategy for institutional and personal market channels as well as the business systems and infrastructure. Mr. Carlson has served as a director of Northern Trust Investments since June 2010. Prior to joining Northern Trust, Mr. Carlson served as Executive Director and Chief of Staff at UBS AG, Global Asset Management Division.

Mark C. Gossett. Mr. Gossett, age 50, joined Northern Trust in 1983 and is an Executive Vice President of Northern Trust Investments. He currently serves as its Chief Risk Officer, and is responsible for the assessment and governance of risks for all asset management activities globally. Prior to his current position, he has held a numerous executive positions, including serving as Northern Trust Investments’ Chief Operating Officer. He also served as Northern Trust’s Chief Financial Officer of the International Segment, the Product Manager for Global Foreign Exchange and the Manager of the Financial Markets Division. Mr. Gossett is a Chartered Financial Analyst. Mr. Gossett has served as a director of Northern Trust Investments since December 2004. In the past five years, Mr. Gossett has also served as a director of Northern Trust Global Investments Limited, Northern Trust European Holdings Limited, Northern Trust Holdings Limited and Northern Trust Global Advisors, Limited.

Stephen N. Potter. Mr. Potter, age 55, joined Northern Trust in 1982 and is currently the Chairman, President & Chief Executive Officer of Northern Trust Investments. He is also an Executive Vice President of Northern Trust and is a member of its management group. From 2001 to 2008, Mr. Potter was based in London and served as the Chief Executive Officer of Europe, Middle East and Africa overseeing all of Northern Trust’s businesses in the region. He also served as Chairman and Chief Executive Officer of Northern Trust Global Services Ltd. and Chairman of Northern Trust Global Investments, Ltd. He previously had served in London as Segment Head, International and Global Fund Services. Prior to assuming his responsibilities in London, he had served as the Managing Director of the Institutional Group within Northern Trust Investments. Mr. Potter has 29 years of experience in the financial services industry. Mr. Potter has served as a director of Northern Trust Investments from December 1997 to July 2003 and since April 2008. In the past six years, Mr. Potter has also served as a director of Northern Trust Global Advisors, Inc., Northern Trust (Ireland) Limited, Northern Trust European Holdings Limited, Northern Trust Fiduciary Services (Guernsey), Northern Trust GFS Holdings Limited, Northern Trust Global Investments Limited, Northern Trust Global Services Limited, Northern Trust Guernsey Holdings Limited, Northern Trust Holdings Limited and International Fund Administration Services (Ireland) Limited.

Beth M. Provanzana. Ms. Provanzana, age 39, is a Senior Vice President of Northern Trust Investments and serves as its Chief Financial Officer. Ms. Provanzana has 16 years of experience in the financial services industry. Prior to joining Northern Trust in 2010, Ms. Provanzana served in various roles at JPMorgan Chase and its predecessors, most recently as a Principal of Chase Capital Corporation from 2007 to 2009. From 2005 to 2007, Ms. Provanzana served as the Manager of Planning and Analysis for Retail Banking, managing a team responsible for management reporting, budgeting and forecasting financial results for JPMorgan Chase’s national retail banking network. Ms. Provanzana has served as a director of Northern Trust Investments since February 2011.

Alan W. Robertson. Mr. Robertson, age 56, who joined Northern Trust in 1999, is an Executive Vice President of Northern Trust Investments and currently serves as its Global Head of Sales and Service. From September 2007 to February 2010, he served as the President and Chief Executive Officer of Northern Trust Global Advisors, Inc., responsible for all aspects of Northern Trust’s multi-manager investment business. He was formerly Group Head, Wealth Advisory of Northern Trust’s Personal Financial Services business unit from November 2004 to September 2007. Mr. Robertson joined Northern Trust from Eager & Associates, Inc., where he was a Principal and

Senior Consultant. He began his career at Aetna Life and Casualty, where he served in various executive positions including as a Managing Director of Aetna Investment Management (Hong Kong) Ltd. Mr. Robertson has served as a director of Northern Trust Investments from January 2002 to February 2005 and since September 2007. In the past five years, Mr. Robertson has also served as a director of Northern Trust Global Advisors, Inc. and The Northern Trust Company of Connecticut.

Lloyd A. Wennlund. Mr. Wennlund, age 54, joined Northern Trust in 1989 and is currently an Executive Vice President of Northern Trust Investments and Head of NTGI’s Defined Contribution Business as well as Head of Institutional Wholesale Asset Management Distribution. He also serves as the President of the Northern Funds and Northern Institutional Funds. He served as the President of Northern Trust Securities, Inc. from 1997 to 2008, Head of Product Management from 2004 to 2008 and Director of Marketing for Personal Financial Services from 1994 to 1997. Mr. Wennlund has served as a director of Northern Trust Investments since May 2000. In the past five years, Mr. Wennlund has also served as a director of NT Global Advisors, Inc. (Canada).

Mr. Jeffrey D. Cohodes served as a director of Northern Trust Investments from February 2009 to June 2010 and from March 2011 to January 2012.

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

ABA RF Collective Funds Trust Committee

The ABA RF Collective Funds Trust Committee is responsible for oversight of the Collective Trust with respect to investment, financial, infrastructure, compliance, legal and risk management matters. Two directors of Northern Trust Investments serve as voting members of the Committee. The Principal Executive Officer of the Collective Trust and Principal Financial Officer and Principal Accounting Officer of the Collective Trust are non-voting members of the Committee. The Committee met 7 times in 2011.

Disclosure Control Committee

The Disclosure Control Committee is responsible for monitoring the Collective Trust’s internal controls over financial reporting. The Principal Executive Officer of the Collective Trust and the Principal Financial Officer and Principal Accounting Officer of the Collective Trust are members of the Committee, together with certain employees of Northern Trust Investments responsible for various services with respect to the Collective Trust. The Committee met 4 times in 2011.

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

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the principal auditor for the Collective Trust, for the audits of the Collective Trust’s annual financial statements and the effectiveness of internal control over financial reporting, and for the review of financial statements included in the Collective Trust’s quarterly reports filed on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements (such as comfort letters, statutory audits, attest services, consents and services to comply with generally accepted auditing standards) were $562,500 and $564,700 for the fiscal years ended December 31, 2011 and 2010, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services provided to the Collective Trust by PwC that are reasonably related to the performance of the audit or review of the Collective Trust’s financial statements and not reported under “—Audit Fees” were $0 and $0 for the fiscal years ended December 31, 2011 and 2010, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by PwC to the Collective Trust for tax compliance, tax advice and tax planning were $0 and $9,000 for the fiscal years ended December 31, 2011 and 2010, respectively.

All Other Fees

The aggregate fees billed by PwC to the Collective Trust for any products and services not disclosed above were $0 and $0 for the fiscal years ended December 31, 2011 and 2010, respectively.

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

Financial Statements and Financial Statement Schedules

See the Index to Financial Statements on page F-1 for a list of the financial statements being filed as part of this Annual Report on Form 10-K. Statements and Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

ITEM 15(b).	Exhibits, including those incorporated by reference:

Exhibit No.	Description of Document
3.1	American Bar Association Members/Northern Trust Collective Trust, Amended and Restated Declaration of Trust, effective as of July 1, 2010, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.2	American Bar Association Members/Northern Trust Collective Trust, Tenth Amended and Restated Fund Declaration for the Stable Asset Return Fund, effective as of July 1, 2010, included as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

3.3	American Bar Association Members/Northern Trust Collective Trust, Sixth Amended and Restated Fund Declaration for the Bond Core Plus Fund, effective as of July 1, 2010, included as Exhibit 3.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.4	American Bar Association Members/Northern Trust Collective Trust, Second Amended and Restated Fund Declaration for the Large Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.4 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.5	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Small-Mid Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.5 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.6	American Bar Association Members/Northern Trust Collective Trust, Tenth Amended and Restated Fund Declaration for the International All Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.7	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Index Funds, effective as of July 1, 2010, included as Exhibit 3.7 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.8	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Real Asset Return Fund, effective as of July 1, 2010, included as Exhibit 3.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.9	American Bar Association Members/Northern Trust Collective Trust, Fourth Amended and Restated Fund Declaration for the Retirement Date Funds, effective as of November 10, 2011, included as Exhibit 3.9 to Registrant’s Form S-1 Registration Statement No. 333-177124 and incorporated herein by reference thereto.

3.10	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Target Risk Funds, effective as of July 1, 2010, included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.11	American Bar Association Members/Northern Trust Collective Trust, Tenth Amended and Restated Fund Declaration for the Balanced Fund, effective as of July 1, 2010, included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

3.12	American Bar Association Members/Northern Trust Collective Trust, Fund Declaration for the Global All Cap Equity Fund, effective as of November 10, 2011, included as Exhibit 3.12 to Registrant’s Form S-1 Registration Statement No. 333-177124 and incorporated herein by reference thereto.

3.13	American Bar Association Members/Northern Trust Collective Trust, Fund Declaration for the Alternative Alpha Fund, effective as of November 10, 2011, included as Exhibit 3.13 to Registrant’s Form S-1 Registration Statement No. 333-177124 and incorporated herein by reference thereto.

4.1	American Bar Association Members/Northern Trust Collective Trust, Declaration of Trust and Fund Declaration for each Fund, included in Exhibits No. 3.1 through 3.13 above.

10.1	Amended and Restated American Bar Association Members Pooled Trust for Retirement Plans effective as of July 1, 2010 between the ABA Retirement Funds and The Northern Trust Company, included as Exhibit 10.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.2	Amended and Restated American Bar Association Members Retirement Trust effective as of July 1, 2010 between the ABA Retirement Funds and The Northern Trust Company, included as Exhibit 10.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3	American Bar Association Members Retirement Plan—Basic Plan Document No. 01 as amended and related adoption agreements, included as Exhibit 10.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3.1	Amendment No. 1 to the 2008 Restatement of the American Bar Association Members Retirement Plan—Basic Plan Document No. 01, included as Exhibit 10.3.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3.2	Amendment No. 2 to the 2008 Restatement of the American Bar Association Members Retirement Plan—Basic Plan Document No. 01, included as Exhibit 10.3.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3.3	Amendment No. 3 to the 2008 Restatement of the American Bar Association Members Retirement Plan—Basic Plan Document No. 01, included as Exhibit 10.3.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4	American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.4.1	Amendment 2002-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.2	Amendment 2003-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.3	EGTRRA Amendment to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.4.4	Amendment 2005-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.4 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.5	Amendment 2008-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.5 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.6	Amendment 2008-2 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.6 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.7	Amendment 2009-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.7 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.8	Amendment 2010-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.5	Fiduciary Investment Services Agreement dated August 15, 2008 by and among ABA Retirement Funds, The Northern Trust Company and Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.), a wholly-owned subsidiary of Northern Trust, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference thereto.

10.5.1	Supplement Number One to Fiduciary Investment Services Agreement dated June 29, 2009 between The Northern Trust Company, Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and ABA Retirement Funds, included as Exhibit 10.13.1 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.5.2	First Amendment to the Fiduciary Investment Services Agreement dated October 19, 2011 among the ABA Retirement Funds, The Northern Trust Company and Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.), included as Exhibit 10.5.2 to Registrant’s Current Report on Form 8-K filed October 24, 2011 and incorporated herein by reference thereto.

10.6	Program Services Agreement between ABA Retirement Funds and ING Life Insurance and Annuity Company, dated December 6, 2008, included as Exhibit 10.27 to Registrant’s Current Report on Form 8-K filed December 24, 2008 and incorporated herein by reference thereto.

10.6.1	Purchase Order No. 1 to the Program Services Agreement between ING Life Insurance and Annuity Company and ABA Retirement Funds effective September 21, 2009, included as Exhibit 10.6.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.6.2	Purchase Order No. 2 to the Program Services Agreement between ING Life Insurance and Annuity Company and ABA Retirement Funds effective April 28, 2010, included as Exhibit 10.6.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.6.3	Purchase Order No. 4 to the Program Services Agreement between ING Life Insurance and Annuity Company and ABA Retirement Funds effective March 5, 2011, included as Exhibit 10.6.3 to Registrant’s Current Report on Form 8-K filed April 8, 2011 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.6.4	Purchase Order No. 5 to the Program Services Agreement between ING Life Insurance and Annuity Company and ABA Retirement Funds effective June 28, 2011, included as Exhibit 10.6.4 to Registrant’s Current Report on Form 8-K filed July 1, 2011 and incorporated herein by reference thereto.

10.6.5	Purchase Order No. 6 to the Program Services Agreement between ING Life Insurance and Annuity Company and ABA Retirement Funds effective June 28, 2011, included as Exhibit 10.6.5 to Registrant’s Current Report on Form 8-K filed July 1, 2011 and incorporated herein by reference thereto.

10.6.6	Purchase Order No. 7 dated October 18, 2011 to the Program Services Agreement between ING Life Insurance and Annuity Company and the ABA Retirement Funds, included as Exhibit 10.6.6 to Registrant’s Current Report on Form 8-K filed October 24, 2011 and incorporated herein by reference thereto.

10.7	Guaranty made as of April 10, 2009 by Northern Trust Corporation in favor of the ABA Retirement Funds, included as Exhibit 10.7 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.8	Investment Management Agreement effective as of July 1, 2010 between State Street Global Advisors (a division of State Street Bank and Trust Company) and Northern Trust Investments, N.A., included as Exhibit 10.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.8.1	Letter Agreement dated November 1, 2011 amending the Investment Management Agreement between State Street Global Advisors (a division of State Street Bank and Trust Company) and Northern Trust Investments, N.A., included as Exhibit 10.8.1 to Registrant’s Current Report on Form 8-K filed November 7, 2011 and incorporated herein by reference thereto.

10.9	Investment Advisor Agreement effective as of June 30, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Pacific Investment Management Company LLC, included as Exhibit 10.9 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.10	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Jennison Associates LLC, included as Exhibit 10.10 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.11	Investment Advisor Agreement effective as of June 23, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and C.S. McKee, L.P., included as Exhibit 10.11 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.12	Investment Advisor Agreement (Small-Mid Cap Equity Fund) effective as of June 22, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and LSV Asset Management, included as Exhibit 10.12 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.13	Investment Advisor Agreement effective as of June 23, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Frontier Capital Management Co. LLC, included as Exhibit 10.13 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.14	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and TCW Investment Management Company, included as Exhibit 10.14 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.15	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Denver Investment Advisors LLC, included as Exhibit 10.15 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.16	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Riverbridge Partners LLC, included as Exhibit 10.16 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.17	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Allianz Global Investors Capital LLC, included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.18	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Altrinsic Global Advisors, LLC, included as Exhibit 10.18 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.19	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Eagle Global Advisors LLC, included as Exhibit 10.19 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.20	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Systematic Financial Management, L.P., included as Exhibit 10.20 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.21	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Martin Currie Inc., included as Exhibit 10.21 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.22	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and First State Investments International Limited, included as Exhibit 10.22 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.23	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Delaware Investment Advisers, included as Exhibit 10.23 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.24	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Columbus Circle Investors, included as Exhibit 10.24 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.25	Investment Advisor Agreement (International All Cap Equity Fund) effective as of June 22, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and LSV Asset Management, included as Exhibit 10.25 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.26	Investment Advisor Agreement effective as of December 8, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Galliard Capital Management, Inc., included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.27	Investment Advisor Agreement (for subaccounts) effective as of December 8, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Galliard Capital Management, Inc., included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

10.28	Investment Advisor Agreement effective as of December 8, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Jennison Associates LLC, included as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

10.29	Investment Advisor Agreement effective as of December 8, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Pacific Investment Management Company LLC, included as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

10.30	Investment Advisor Agreement dated as of April 20, 2011 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Lombardia Capital Partners, LLC, included as Exhibit 10.31 to Registrant’s Form S-1 Registration Statement No. 333-172928 and incorporated herein by reference thereto.

10.31	Form of the Investment Advisor Agreement between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Wellington Trust Company, National Association, as trustee of the Wellington Trust Multiple Collective Investment Funds Trust II included as Exhibit 10.31 to Registrant’s Form S-1 Registration Statement No. 333-177124 and incorporated herein by reference thereto.

10.32	Amended and Restated Securities Lending Authorization Agreement dated July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.), as Trustee of the American Bar Association Members/Northern Trust Collective Trust, and State Street Bank and Trust Company, included as Exhibit 10.27 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.32.1	First Amendment dated July 1, 2010 to Amended and Restated Securities Lending Authorization Agreement between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.), as Trustee of the American Bar Association Members/Northern Trust Collective Trust, and State Street Bank and Trust Company, included as Exhibit 10.27.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

31.1*	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Determination Letter from the Internal Revenue Service dated March 9, 1992, included as Exhibit 99.1 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description of Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Extension Presentation Linkbase Document.

*	Filed herewith.

ITEM 14(c).	Financial statement schedules and financial statements.

See page F-1 for an index to the Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

Date: March 22, 2012	By:	/S/ THOMAS R. BENZMILLER
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2012.

Signature	Title

/S/ THOMAS R. BENZMILLER Thomas R. Benzmiller	Principal Executive Officer of the American Bar Association Members/Northern Trust Collective Trust
/S/ RANDAL REIN Randal Rein	Principal Financial Officer and Principal Accounting Officer of the American Bar Association Members/Northern Trust Collective Trust
/S/ ROBERT P. BROWNE Robert P. Browne	Director of Northern Trust Investments, Inc.
/S/ CHRISTOPHER W. CARLSON Christopher W. Carlson	Director of Northern Trust Investments, Inc.
/S/ MARK C. GOSSETT Mark C. Gossett	Director of Northern Trust Investments, Inc.
/S/ STEPHEN N. POTTER Stephen N. Potter	Director of Northern Trust Investments, Inc.
/S/ BETH M. PROVANZANA Beth M. Provanzana	Director of Northern Trust Investments, Inc.
/S/ ALAN W. ROBERTSON Alan W. Robertson	Director of Northern Trust Investments, Inc.
/S/ LLOYD A. WENNLUND Lloyd A. Wennlund	Director of Northern Trust Investments, Inc.

American Bar Association Members/Northern Trust Collective Trust

Report of Independent Registered Public Accounting Firm

To the Unitholders of the American Bar Association

Members/Northern Trust Collective Trust

In our opinion, the accompanying combined and individual statements of assets and liabilities and the related combined and individual statements of operations and changes in net assets present fairly, in all material respects, the combined financial position of the American Bar Association Members/Northern Trust Collective Trust and the individual financial positions of each of the following twenty-one funds comprising American Bar Association Members/Northern Trust Collective Trust: (1) Stable Asset Return Fund; (2) Bond Core Plus Fund; (3) Large Cap Equity Fund; (4) Small-Mid Cap Equity Fund; (5) International All Cap Equity Fund; (6) Bond Index Fund; (7) Large Cap Index Equity Fund; (8) All Cap Index Equity Fund; (9) Mid Cap Index Equity Fund; (10); Small Cap Index Equity Fund; (11) International Index Equity Fund; (12) Real Asset Return Fund; (13) Lifetime Income Retirement Date Fund; (14) 2010 Retirement Date Fund; (15) 2020 Retirement Date Fund; (16); 2030 Retirement Date Fund; (17) 2040 Retirement Date Fund; (18) Conservative Risk Fund; (19) Moderate Risk Fund; (20) Aggressive Risk Fund; and (21) Balanced Fund (individually a “Fund,” collectively, the “Collective Trust”) at December 31, 2011 and December 31, 2010, and the results of each of their combined and individual operations for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Collective Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Collective Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the combined Collective Trust and on each of the individual Fund’s financial statements and on the Collective Trust’s and each of the individual Fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 22, 2012

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
Investments, at Contract Value (including Wrapper Contracts, at Value of $0 and $0, respectively) (cost $866,813,202 and $858,340,833, respectively)	$893,870,854	$871,972,224
Northern Trust Global Investments—Collective Government Short Term Investment Fund (cost $115,820,756 and $117,393,773, respectively)	115,820,756	117,393,773
Receivable for fund units sold	1,452,753	—
Interest and dividends receivable	1,019	23,255
Other assets	39,257	—

Total assets	1,011,184,639	989,389,252

Liabilities
Payable for fund units redeemed	—	2,478,152
Investment advisory fee payable	—	217,418
ING—program fee payable	428,403	432,908
Trustee, management and administration fees payable	75,725	75,108
ABA Retirement Funds—program fee payable	61,465	61,088
Payable for legal and audit services	142,250	—	(a)
Payable for compliance consultant fees	74,967	—	(b)
Payable for reports to unitholders	20,031	—	(c)
Payable for registration fees	136,158	—	(d)
Other accruals	13,601	204,195

Total liabilities	952,600	3,468,869

Net Assets at fair value	1,010,232,039	985,920,383

Adjustment from fair value to contract value for fully benefit responsive contracts	(27,057,652)	(13,631,391)

Net Assets (equivalent to $36.06 and $35.65 per unit based on 27,266,480 and 27,272,253 units outstanding, respectively)	$983,174,387	$972,288,992

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.
(d)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Investment income
Dividends	$19,773,993	$19,138,782	$27,725,046
Interest	—	1,286,662	—
Interest—affiliated issuers	193,937	3,071	—

Total investment income	19,967,930	20,428,515	27,725,046

Expenses
ING—program fee	5,048,479	5,214,629	3,477,227
Trustee, management and administration fees	873,982	943,013	1,075,159
Investment advisory fee	1,478,244	313,563	1,256,879
ABA Retirement Funds—program fee	713,256	732,168	624,690
Legal and audit fees	392,949	463,517	584,502
Compliance consultant fees	141,797	330,878	379,125
Reports to unitholders	8,460	138,613	390,606
Registration fees	181,184	132,651	73,900
Other fees	51,016	97,748	303,342

Total expenses	8,889,367	8,366,780	8,165,430

Net investment income (loss)	11,078,563	12,061,735	19,559,616

Net increase (decrease) in net assets resulting from operations	$11,078,563	$12,061,735	$19,559,616

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
From operations
Net investment income (loss)	$11,078,563	$12,061,735	$19,559,616

Net increase (decrease) in net assets resulting from operations	11,078,563	12,061,735	19,559,616

From unitholder transactions
Proceeds from units issued	310,522,630	264,044,573	314,749,148
Cost of units redeemed	(310,715,798)	(310,809,912)	(294,407,770)

Net increase (decrease) in net assets from unitholder transactions	(193,168)	(46,765,339)	20,341,378

Net increase (decrease) in net assets	10,885,395	(34,703,604)	39,900,994
Net Assets
Beginning of year	972,288,992	1,006,992,596	967,091,602

End of year	$983,174,387	$972,288,992	$1,006,992,596

Number of units
Outstanding-beginning of year	27,272,253	28,591,946	28,000,795
Issued	8,663,425	7,450,229	9,018,678
Redeemed	(8,669,198)	(8,769,922)	(8,427,527)

Outstanding-end of year	27,266,480	27,272,253	28,591,946

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2011	2010	2009	2008	2007
Investment income†	$0.73	$0.73	$0.96	$1.47	$1.59
Expenses†,††	(0.32)	(0.30)	(0.28)	(0.20)	(0.18)

Net investment income (loss)	0.41	0.43	0.68	1.27	1.41

Net increase (decrease) in unit value	0.41	0.43	0.68	1.27	1.41
Net asset value at beginning of year	35.65	35.22	34.54	33.27	31.86

Net asset value at end of year	$36.06	$35.65	$35.22	$34.54	$33.27

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.91%	0.85%	0.81%	0.58%	0.54%
Ratio of net investment income (loss) to average net assets	1.14%	1.22%	1.95%	3.73%	4.35%
Total return	1.15%	1.22%	1.97%	3.82%	4.43%
Net assets at end of year (in thousands)	$983,174	$972,289	$1,006,993	$967,092	$878,342

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Issuer Name	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
SYNTHETIC GUARANTEED INVESTMENT CONTRACTS—(88.5%)
ING	A	60313	No Stated Maturity	Variable	2.67	351,598,795	—	(2,862,839)	348,735,956
PRUDENTIAL INSURANCE CO. OF AMERICA	AA-	GA-62318	No Stated Maturity	Variable	3.14	355,503,605	—	(15,800,177)	339,703,428
UNITED OF OMAHA LIFE INSURANCE CO.	A+	SVW-15429	No Stated Maturity	Variable	2.77	186,768,454	—	(8,394,636)	178,373,818

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS
GALLIARD MANAGED PORTFOLIO—56.0%
Agency—5.4%
FHLB 05/15/2012	3,200,000	5.75	3,266,144
FHLB 05/29/2013	2,080,000	3.63	2,175,584
FHLMC 10/25/2012	4,400,000	4.63	4,558,444
FHLMC 01/09/2013	3,335,000	1.38	3,373,486
FHLMC 06/28/2013	4,275,000	3.75	4,494,265
FHLMC 02/25/2014	8,300,000	1.38	8,434,211
FNMA 11/19/2012	4,400,000	4.75	4,574,812
FNMA 03/15/2013	7,660,000	4.38	8,035,340
FNMA 06/26/2013	7,250,000	1.50	7,377,600
FNMA 07/12/2013	410,000	3.88	432,370

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Agency (Continued)
FNMA 10/15/2013	2,495,000	4.63	2,683,098
FNMA 12/19/2014	5,525,000	0.75	5,542,017

			54,947,371

Asset Backed—5.9%
ALLYA 10/15/2013	1,105,628	0.81	1,106,203
ALLYA 03/17/2014	1,175,000	0.65	1,173,461
ALLYA 04/15/2015	2,700,000	1.18	2,711,205
ALLYA 08/17/2015	2,980,000	0.97	2,980,596
AMCAR 05/08/2014	874,548	0.96	874,417
AMCAR 06/09/2014	862,785	0.84	862,673
AMCAR 09/08/2014	2,005,505	0.90	2,003,821
AMCAR 11/10/2014	675,000	0.84	673,981
AMCAR 03/09/2015	400,000	0.92	399,432
BRHEA 01/27/2020	1,235,140	0.97	1,231,991
BRHEA 02/25/2020	1,275,134	0.96	1,274,968
CNH 06/16/2014	2,250,000	0.62	2,248,088
CNH 12/15/2014	2,500,000	0.71	2,496,650
CNH 04/15/2015	2,775,000	0.90	2,773,640
EFOTS 10/25/2021	2,129,397	0.97	2,129,142
FORDO 01/15/2015	1,925,000	0.97	1,929,043
FORDO 06/15/2015	1,150,000	0.84	1,149,356
GEDFT 07/20/2016	400,000	0.88	399,484
GEEMT 05/22/2014	2,550,000	0.72	2,546,252
GEET 10/20/2014	1,700,000	1.00	1,697,977
HAROT 03/18/2015	2,175,000	0.94	2,178,002

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
JDOT 01/15/2016	1,875,000	1.29	1,885,331
MBART 03/16/2015	1,450,000	0.85	1,451,131
NAROT 02/16/2015	2,675,000	1.18	2,686,717
NCSSTD 10/26/2020	1,621,239	1.03	1,610,149
NGN 03/06/2020	665,887	0.68	665,887
NGN 05/07/2020	1,282,781	0.68	1,282,781
NGN 10/07/2020	2,607,630	0.75	2,610,473
NGN 12/07/2020	4,630,275	0.65	4,643,750
PPHEA 10/01/2018	1,738,617	1.08	1,734,722
SBIC 03/10/2016	486,788	5.52	523,200
SBIC 09/10/2016	541,534	5.54	583,676
SDART 02/18/2014	1,500,000	0.94	1,498,350
SDART 04/15/2014	775,000	1.04	774,124
SDART 08/15/2014	1,375,000	1.11	1,373,501
SLMA 03/25/2025	1,242,517	0.69	1,230,601

			59,394,775

Commercial Mortgage Backed Securities—3.7%
BACM 03/11/2041	655,000	5.06	685,248
BACM 07/10/2043	2,575,000	4.86	2,789,137
BACM 09/10/2045	1,500,000	5.37	1,662,045
BACM 10/10/2045	1,700,000	5.12	1,875,338
CFCRE 12/15/2047	2,450,000	1.56	2,448,530
CSFB 12/15/2036	197,247	4.43	197,938
CSFB 08/15/2038	2,500,000	5.10	2,736,775
GECMC 07/10/2045	2,500,000	4.97	2,710,825

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
GSMS 07/10/2039	1,775,000	4.75	1,894,830
JPMCC 08/12/2037	1,700,000	5.34	1,855,924
JPMCC 03/12/2039	1,900,000	4.77	1,951,604
JPMCC 12/15/2044	2,300,000	5.21	2,544,260
LBUBS 03/15/2036	2,550,000	4.37	2,664,189
MLMT 08/12/2039	365,727	4.17	367,069
MLMT 06/12/2043	2,413,000	4.75	2,609,418
MSC 01/14/2042	2,575,000	5.17	2,783,240
MSC 09/15/2042	2,500,000	5.23	2,750,800
MSDWC 09/15/2037	2,802,317	5.08	2,852,394

			37,379,564

Corporate—10.6%
BBT 04/28/2014	1,250,000	1.12	1,234,463
BBT 04/28/2014	450,000	2.05	454,406
BK 12/15/2014	1,132,000	4.75	1,220,251
BMO 04/29/2014	1,800,000	0.90	1,794,276
BNP 01/10/2014	450,000	1.48	415,017
BNP 02/23/2016	1,250,000	3.60	1,172,463
BPLN 10/01/2015	450,000	3.13	471,339
C 04/01/2014	325,000	1.51	306,254
CAT 02/17/2014	1,125,000	6.13	1,245,578
CAT 04/01/2014	450,000	1.65	456,044
CAT 02/17/2015	300,000	4.75	331,653
CHA 03/01/2013	650,000	5.00	683,891
CPB 08/15/2014	750,000	3.38	795,600

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
CS 01/14/2014	1,250,000	2.20	1,236,238
CS 01/15/2015	500,000	4.88	522,410
CSCO 03/14/2014	1,750,000	1.63	1,782,795
CVX 03/03/2014	1,500,000	3.95	1,604,100
DB 01/11/2016	1,150,000	3.25	1,165,686
DD 03/25/2014	400,000	1.75	407,452
DD 03/15/2015	1,000,000	4.75	1,108,410
DE 03/03/2014	1,500,000	1.60	1,524,645
DGELN 01/15/2015	1,150,000	3.25	1,215,792
DUK 06/15/2013	270,000	2.10	274,525
EIX 01/15/2014	550,000	5.00	595,133
EIX 03/15/2014	1,250,000	5.75	1,376,913
EXC 10/15/2013	425,000	5.60	459,400
FRB 02/15/2016	125,000	4.02	136,935
FTW 03/01/2021	250,000	5.13	280,128
GD 02/01/2014	500,000	5.25	545,565
GE 01/07/2014	1,750,000	2.10	1,776,198
GE 04/07/2014	400,000	1.21	390,944
GE 11/09/2015	400,000	2.25	401,788
GS 06/15/2012	2,410,000	3.25	2,444,270
GS 02/07/2014	1,500,000	1.44	1,402,050
GS 02/07/2016	450,000	3.63	434,799
GSK 04/15/2014	400,000	4.38	432,892
HON 02/15/2014	1,300,000	3.88	1,386,983
HPQ 05/30/2014	500,000	1.55	491,705
HPQ 06/02/2014	1,000,000	4.75	1,056,060

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
HSBC 04/01/2014	1,550,000	4.63	1,583,775
IBM 01/05/2016	1,300,000	2.00	1,333,436
INTC 10/01/2016	980,000	1.95	1,007,460
JPM 03/01/2016	2,050,000	3.45	2,082,698
KEN 04/01/2013	1,250,000	2.00	1,272,188
KEY 03/26/2015	1,265,000	5.09	1,356,295
KO 03/15/2014	835,000	3.63	888,874
KO 11/15/2015	450,000	1.50	456,138
LAC 10/01/2015	385,000	2.45	404,273
MAD 10/01/2014	500,000	1.25	509,500
MAD 10/01/2015	500,000	3.00	532,995
METGEN 02/01/2012	1,000,000	1.00	1,000,570
METGEN 03/01/2013	800,000	2.50	820,664
MSFT 06/01/2014	1,925,000	2.95	2,044,870
NCUAGT 06/12/2013	2,725,000	0.30	2,722,493
NCUAGT 06/12/2015	1,500,000	1.40	1,519,485
NOR 01/01/2014	1,550,000	2.09	1,558,680
NYSHGR 03/15/2014	1,400,000	1.30	1,417,640
OHS 05/01/2015	500,000	1.87	508,250
ONT 01/27/2014	1,450,000	1.38	1,465,182
OPIC 05/02/2013	2,000,000	—	2,036,400
OPIC 05/02/2014	600,000	—	610,320
ORS 08/01/2012	800,000	0.58	801,280
ORS 08/01/2015	500,000	2.25	517,770
OXY 02/01/2016	600,000	2.50	627,558
PEG 01/01/2013	225,000	5.00	233,971

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
PEG 05/01/2015	250,000	2.70	260,620
PEP 02/15/2014	1,050,000	4.38	1,127,091
PEP 03/15/2014	750,000	6.95	843,015
PGN 04/01/2015	950,000	5.15	1,067,715
PGN 12/15/2015	800,000	5.25	916,608
PL 09/28/2012	900,000	5.45	924,129
POM 04/15/2014	500,000	4.65	537,955
PSD 10/01/2015	1,435,000	5.20	1,605,722
PTS 12/01/2015	1,000,000	3.07	1,062,210
PX 03/31/2014	1,611,000	4.38	1,727,975
RABOBK 10/13/2015	1,450,000	2.13	1,420,855
RDSALN 06/28/2015	1,600,000	3.10	1,715,424
RIOLN 05/20/2016	1,250,000	2.50	1,275,113
RSMSCD 02/01/2016	200,000	4.25	221,146
SANFP 03/28/2014	750,000	1.63	763,133
SANFP 06/15/2015	1,050,000	3.63	1,121,085
SPG 06/15/2015	1,250,000	5.10	1,365,863
SPG 12/01/2015	450,000	5.75	503,447
SRE 10/01/2012	850,000	4.80	874,115
SRE 03/15/2014	250,000	5.50	274,028
STT 03/07/2016	1,400,000	2.88	1,440,978
SUF 02/01/2014	235,000	3.29	246,933
T 02/15/2014	1,500,000	4.85	1,616,805
T 09/15/2014	250,000	5.10	275,360
TD 07/14/2014	620,000	1.38	627,310
TEG 12/01/2013	1,060,000	4.80	1,133,829

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
TGT 07/18/2014	360,000	0.42	359,953
TGT 07/18/2014	160,000	1.13	161,174
TMO 05/01/2015	500,000	3.20	528,495
TOTAL 01/28/2014	1,650,000	1.63	1,677,770
TOTAL 06/24/2015	400,000	3.00	422,760
TOYOTA 01/11/2016	1,250,000	2.80	1,291,475
TRA 03/01/2016	365,000	2.79	384,345
TRV 12/01/2015	1,800,000	5.50	2,019,240
UNANA 02/15/2014	1,250,000	3.65	1,330,450
UNVGEN 07/01/2013	625,000	0.89	626,081
UPS 04/01/2014	500,000	3.88	533,490
USB 02/04/2014	1,150,000	6.30	1,262,240
USB 07/27/2015	600,000	2.45	614,904
VZ 03/28/2014	250,000	1.95	255,165
WAS 08/01/2015	1,000,000	2.76	1,068,520
WMT 04/15/2014	700,000	1.63	715,393
WMT 05/15/2014	1,200,000	3.20	1,267,308
XEL 04/01/2014	1,200,000	5.50	1,324,704
YALUNI 10/15/2014	1,370,000	2.90	1,450,501

			106,590,248

Mortgage Pass-Through—17.4%
FG G04774 01/01/2038	4,319,801	4.50	4,589,486
FH 1B8747 09/01/2041	1,373,041	2.96	1,432,823
FH 1B8804 10/01/2041	2,450,954	2.80	2,551,320
FH 1B8908 11/01/2041	1,867,419	2.75	1,929,959

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass-Through (Continued)
FH 1J1467 12/01/2036	1,323,871	2.51	1,399,928
FH 1J1516 02/01/2037	2,704,400	6.39	2,933,679
FH 1N0273 08/01/2036	851,106	2.25	896,888
FHLB 4S-2012 1 01/25/2012	297,158	4.84	297,949
FHLB QR-9012 1 08/15/2012	8,987,813	5.00	9,316,137
FHR 2684 PE 01/15/2033	2,263,318	5.00	2,393,640
FHR 2764 UE 10/15/2032	630,000	5.00	684,041
FHR 2797 PG 01/15/2033	631,306	5.50	663,339
FHR 2810 PD 06/15/2033	250,747	6.00	264,480
FHR 2864 LE 06/15/2033	335,000	5.00	356,068
FHR 2955 OG 07/15/2033	295,000	5.00	309,552
FHR 2962 JQ 01/15/2034	270,000	5.50	286,014
FHR 2980 LC 08/15/2030	761,399	5.50	763,578
FHR 3072 A 12/15/2031	156,693	5.50	156,632
FHR 3351 PK 01/15/2032	4,448,084	5.50	4,531,708
FHRR R003 VA 08/15/2016	1,466,171	5.50	1,532,838
FHRR R011 AB 12/15/2020	819,614	5.50	846,555
FN 467149 01/01/2016	1,860,096	2.82	1,946,478
FN 467186 02/01/2016	3,800,000	2.82	3,976,662
FN 467379 02/01/2016	1,876,141	2.77	1,961,186
FN 467617 03/01/2016	1,497,000	2.93	1,571,281
FN 467646 03/01/2016	816,282	3.07	859,970
FN 467730 04/01/2016	3,029,860	3.18	3,205,864
FN 467964 04/01/2016	4,375,000	2.92	4,587,144
FN 468311 06/01/2016	3,053,848	2.82	3,196,920
FN 725206 02/01/2034	1,986,382	5.50	2,171,434

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass-Through (Continued)
FN 725222 02/01/2034	3,007,878	5.50	3,288,092
FN 791030 07/01/2034	1,573,276	2.56	1,672,833
FN 993565 04/01/2024	5,828,984	4.00	6,149,403
FN AB2791 04/01/2021	4,516,405	3.50	4,729,398
FN AB3885 11/01/2021	2,437,813	3.00	2,544,736
FN AI3571 06/01/2041	3,567,681	3.30	3,716,560
FN AI4379 11/01/2041	2,642,706	3.30	2,753,620
FN AJ2155 10/01/2041	2,106,922	2.70	2,177,925
FN AJ3160 10/01/2041	2,905,060	2.65	2,999,707
FN AJ3295 11/01/2041	3,210,928	2.67	3,317,178
FN MA0155 08/01/2024	6,003,036	4.00	6,333,023
FN MA0740 05/01/2021	3,201,228	3.50	3,352,198
FN MA0793 07/01/2021	6,152,683	3.50	6,442,843
FN MA0815 08/01/2021	4,898,190	3.50	5,129,189
FN MA0845 09/01/2021	7,137,215	3.50	7,473,806
FN MA0865 10/01/2021	2,130,834	3.00	2,224,292
FN MA0909 11/01/2021	3,312,569	3.00	3,457,858
FN MA0957 01/01/2022	2,675,000	3.00	2,757,759
FNR 2004-83 AB 07/25/2030	1,224,285	4.50	1,231,447
FNR 2005-100 BA 04/25/2024	1,949,937	5.50	2,007,303
FNR 2005-8 CA 10/25/2023	897,700	5.00	925,008
FNR 2006-64 PB 09/25/2033	6,271,850	5.50	6,467,720
FNR 2008-80 ME 05/25/2032	545,000	5.00	571,978
FNR 2011-41 NB 10/25/2036	1,568,178	4.00	1,658,427
G2 697130 02/20/2060	3,692,528	5.59	4,133,110
G2 725641 05/20/2060	3,663,058	5.24	4,078,181

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass-Through (Continued)
G2 731464 05/20/2060	1,729,256	5.36	1,932,722
G2 742601 07/20/2060	1,467,081	5.31	1,640,585
G2 757312 12/20/2060	702,465	4.30	757,925
G2 82958 10/20/2041	2,487,534	2.50	2,570,866
G2 82997 12/20/2041	1,750,000	2.50	1,808,625
TBA 01/01/2042	2,750,000	1.94	2,787,813
TBA 02/01/2042	5,425,000	2.33	5,553,844
TBA 02/01/2042	2,750,000	2.50	2,819,630
TBA 02/01/2042	2,750,000	2.50	2,822,930

			175,902,087

US Treasury—11.1%
US Treasury Bond 04/15/2016	18,025,000	0.13	19,275,496
US Treasury Note 05/31/2012	21,870,000	0.75	21,933,204
US Treasury Note 10/31/2013	29,295,000	2.75	30,621,185
US Treasury Note 11/30/2013	16,900,000	2.00	17,457,869
US Treasury Note 01/15/2014	11,650,000	1.00	11,822,071
US Treasury Note 01/31/2016	10,025,000	2.00	10,576,375

			111,686,200

Collective Investment Fund—1.9%
Northern Trust Global Investments—Collective Government Short Term Investment Fund	19,157,795	—	19,157,795

TOTAL ING			203,795,974	—	(9,606,214)	194,189,760
TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA			174,493,612	—	(10,077,163)	164,416,449
TOTAL UNITED OF OMAHA LIFE INSURANCE CO.			186,768,454	—	(8,394,636)	178,373,818

TOTAL GALLIARD MANAGED PORTFOLIO			565,058,040	—	(28,078,013)	$536,980,027

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO—17.9%
Agency—0.8%
FICO 11/30/2017	500,000	—	451,243
FICO 11/30/2017	3,315,000	—	2,991,734
FICO 02/08/2018	1,655,000	—	1,471,763
FICO 08/03/2018	1,683,000	—	1,482,740
FICO 08/03/2018	485,000	10.35	736,954
FICO 11/02/2018	400,000	9.65	597,232

			7,731,666

Asset Backed—0.8%
ALLYA 11/15/2015	400,000	0.99	399,288
AMOT 01/15/2016	875,000	2.15	884,406
AMOT 05/15/2016	355,000	1.81	356,683
CCCIT 06/23/2016	1,565,000	4.90	1,717,775
DESF 03/01/2016	1,527,000	6.62	1,736,535
FORDF 02/15/2016	540,000	2.12	547,187
FORDO 06/15/2015	295,000	0.84	294,835
NGN 10/29/2020	700,000	2.90	739,067
PEGTF 06/15/2016	900,000	6.75	1,008,090
RSBBC 06/28/2019	515,000	5.82	617,289

			8,301,155

Commercial Mortgage Backed Securities—0.1%
GCCFC 01/01/2013	118,510	5.14	119,283
GECMC 08/11/2036	481,615	5.35	486,658
MSDWC 06/01/2012	779,985	5.74	788,307

			1,394,248

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate—7.7%
ABIBB 04/15/2015	1,650,000	3.63	1,757,184
AEP 07/01/2013	1,741,005	4.98	1,801,754
AEP 01/01/2018	350,000	5.17	408,307
AEP 03/01/2018	800,000	5.88	915,208
ALL 04/30/2013	1,100,000	5.38	1,158,971
AMGN 11/15/2021	1,025,000	3.88	1,033,456
AMGN 06/15/2042	715,000	5.65	767,931
AXP 04/16/2013	1,075,000	5.50	1,122,053
BA 08/15/2016	305,000	2.13	311,564
BAC 03/15/2017	1,725,000	5.42	1,549,171
BAC 05/01/2018	260,000	5.65	245,128
BAC 03/15/2019	875,000	5.49	754,171
BACR 01/08/2020	835,000	5.13	854,347
BDX 11/08/2021	520,000	3.13	525,777
BRITEL 01/15/2013	1,275,000	5.15	1,322,162
BRK 05/15/2018	2,355,000	5.40	2,743,811
C 02/15/2017	1,650,000	5.50	1,662,458
C 08/25/2036	925,000	6.13	790,727
CAT 10/01/2018	700,000	7.05	888,014
CAT 05/27/2021	690,000	3.90	753,942
CLX 03/01/2013	790,000	5.00	824,697
CMCSA 01/15/2017	1,750,000	6.50	2,044,298
CNQCN 12/01/2014	435,000	4.90	476,895
CVS 05/15/2041	230,000	5.75	271,747
D 08/15/2016	180,000	1.95	180,877
DB 10/12/2012	485,000	5.38	494,642

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
DB 01/11/2013	330,000	2.38	327,938
DGELN 09/30/2016	755,000	5.50	868,930
DT 07/08/2014	785,000	4.88	842,957
DTV 03/01/2016	970,000	3.50	998,838
DUK 12/15/2016	660,000	1.75	664,402
ECACN 11/15/2021	905,000	3.90	903,226
ECL 12/08/2021	355,000	4.35	380,947
FISV 06/15/2016	340,000	3.13	346,178
FRTEL 09/14/2016	670,000	2.75	668,828
GE 09/16/2020	1,060,000	4.38	1,091,005
GE 02/11/2021	515,000	5.30	548,516
GE 01/14/2038	740,000	5.88	781,877
GS 01/18/2018	790,000	5.95	805,057
GS 07/27/2021	1,430,000	5.25	1,385,656
HPQ 12/01/2015	490,000	2.20	480,244
HPQ 09/15/2021	425,000	4.38	438,604
HSBC 06/01/2038	1,385,000	6.80	1,408,005
INTC 10/01/2021	920,000	3.30	961,087
JPM 10/01/2017	1,085,000	6.00	1,161,493
JPM 01/15/2018	1,500,000	6.00	1,661,745
KFT 08/11/2017	1,450,000	6.50	1,719,338
KR 08/15/2017	740,000	6.40	875,997
LMT 09/15/2021	695,000	3.35	685,124
LOW 11/15/2021	540,000	3.80	570,812
MET 06/01/2016	1,500,000	6.75	1,725,030
MS 12/28/2017	1,605,000	5.95	1,520,705
MS 05/13/2019	335,000	7.30	337,348

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
MS 07/28/2021	70,000	5.50	64,020
MSFT 02/08/2041	115,000	5.30	146,531
NOC 11/15/2015	890,000	1.85	883,743
NWSA 03/01/2037	835,000	6.15	912,747
NWSA 11/15/2037	805,000	6.65	900,127
PCG 11/30/2017	1,525,000	5.63	1,790,991
PGN 09/15/2021	505,000	3.00	514,656
PNC 09/19/2016	590,000	2.70	597,587
RTN 12/15/2018	735,000	6.40	909,195
SANFP 03/29/2016	585,000	2.63	607,318
SE 10/01/2019	700,000	8.00	891,723
SUCN 06/01/2018	1,525,000	6.10	1,806,500
SYK 09/30/2016	295,000	2.00	299,431
T 01/15/2038	800,000	6.30	975,256
T 08/15/2041	615,000	5.55	724,027
TELEFO 04/26/2013	1,725,000	2.58	1,686,326
TITIM 09/30/2014	830,000	4.95	767,750
TMO 05/01/2015	415,000	3.20	436,609
TMO 03/01/2016	250,000	3.20	264,613
TOTAL 06/24/2015	1,625,000	3.00	1,710,784
TOYOTA 09/15/2016	1,055,000	2.00	1,057,849
TRV 12/15/2017	775,000	5.75	902,402
TWC 02/14/2014	725,000	8.25	816,742
TWC 07/01/2038	370,000	7.30	458,430
TWC 09/01/2041	265,000	5.50	278,390
TWX 07/15/2015	835,000	3.15	867,957
UNP 01/31/2013	780,000	5.45	818,103

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Nothern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
UTX 12/15/2017	760,000	5.38	896,815
VZ 04/01/2017	775,000	5.50	903,658
WFC 10/16/2013	2,385,000	4.95	2,510,451
WFC 02/01/2015	800,000	4.88	847,736
WMI 09/01/2016	195,000	2.60	197,231
WMT 04/15/2041	655,000	5.63	842,369

			78,107,246

US Treasury — 7.8%
US Treasury Bonds 08/15/2040	1,530,000	3.88	1,833,797
US Treasury Note 06/15/2012	57,615,000	1.88	58,082,834
US Treasury Note 07/15/2012	3,915,000	1.50	3,944,558
US Treasury Note 11/30/2016	3,020,000	0.88	3,029,120
US Treasury Note 09/30/2017	2,905,000	1.88	3,036,974
US Treasury Note 11/15/2017	370,000	4.25	437,066
US Treasury Note 11/15/2021	1,010,000	2.00	1,021,443
US Treasury Note 08/15/2041	5,940,000	3.75	6,984,905

			78,370,697

Collective Investment Fund—0.7%
Northern Trust Global Investments—Collective Government Short Term Investment Fund 01/02/2012	7,104,991	—	7,104,981

TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA			181,009,993	—	(5,723,014)	175,286,979

TOTAL JENNISON MANAGED PORTFOLIO			181,009,993	—	(5,723,014)	$175,286,979

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO—14.6%
Corporate—2.0%
BAC 04/25/2018	2,700,000	6.88	2,665,391
BACR 05/22/2019	2,000,000	6.75	2,220,506
C 05/22/2019	2,000,000	8.50	2,357,490
GE 01/07/2014	900,000	1.43	887,275
GS 02/15/2019	2,000,000	7.50	2,211,890
HPQ 05/24/2013	1,500,000	0.79	1,485,849
JPM 03/01/2016	3,000,000	3.45	3,050,796
LLOYDS 01/24/2014 01/24/2014	1,500,000	2.60	1,419,788
MS 05/13/2019	2,650,000	7.30	2,702,701
WFC 05/01/2013	1,500,000	5.50	1,583,159

			20,584,845

FG A94882 11/01/2040	7,080,064	4.00	7,475,177
FG A96689 01/01/2041	5,986,355	4.00	6,320,432
FG A96946 02/01/2041	4,262,492	4.00	4,500,366
FG B11241 12/01/2013	227,093	4.00	230,934
FG B14853 06/01/2014	218,875	4.00	223,130
FG E02697 06/01/2025	985,716	4.00	1,035,129
FG E02703 07/01/2025	640,950	4.00	673,080
FG E02860 03/01/2026	226,262	4.00	237,888
FG E98954 08/01/2013	61,013	4.00	61,877
FG E99429 09/01/2013	81,123	4.00	85,635
FG G13854 07/01/2025	1,069,277	4.00	1,122,879
FG G18348 05/01/2025	43,134	4.00	45,297
FG G18358 07/01/2025	232,045	4.00	243,677

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass-Through—8.0%
FG G18379 02/01/2026	142,672	4.00	150,003
FG G18391 06/01/2026	752,486	4.00	791,148
FG J12045 05/01/2025	35,692	4.00	37,481
FG J12397 06/01/2025	304,326	4.00	319,581
FG J12567 07/01/2025	515,752	4.00	541,606
FG J13008 10/01/2025	3,757,955	4.00	3,946,336
FG J13047 09/01/2025	1,567,042	4.00	1,645,596
FG J13139 10/01/2025	64,167	4.00	67,384
FG J13245 10/01/2025	377,120	4.00	396,025
FG J13928 12/01/2025	308,930	4.00	324,416
FG J14450 02/01/2026	3,103,725	4.00	3,263,190
FG J15186 04/01/2026	348,695	4.00	366,611
FG J15232 05/01/2026	903,261	4.00	949,669
FG J15513 05/01/2026	203,661	4.00	214,125
FG J15643 06/01/2026	466,795	4.00	490,779
FN AA4655 05/01/2024	58,446	4.00	61,677
FN AA4746 11/01/2025	112,155	3.50	117,424
FN AA4777 12/01/2025	1,447,381	3.50	1,532,574
FN AA5792 05/01/2039	123,085	4.00	129,454
FN AB1609 10/01/2025	1,110,768	4.00	1,172,177
FN AB1767 11/01/2025	1,615,051	3.50	1,690,935
FN AD1608 02/01/2025	55,377	4.00	58,438
FN AD8171 08/01/2025	89,320	3.50	93,517
FN AE2978 08/01/2025	83,107	4.00	87,702
FN AE3507 02/01/2026	985,529	3.50	1,031,834
FN AE3962 09/01/2025	245,437	4.00	259,006

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass-Through (Continued)
FN AE6034 10/01/2040	93,486	4.00	98,324
FN AH0087 03/01/2041	1,068,132	4.00	1,129,576
FN AH0281 12/01/2040	3,501,761	4.00	3,682,956
FN AH0562 01/01/2026	609,930	3.50	643,448
FN AH0634 01/01/2026	29,103	3.50	30,661
FN AH1708 03/01/2026	73,308	3.50	76,752
FN AH3613 01/01/2026	632,801	3.50	662,533
FN AH5210 05/01/2026	840,788	4.00	888,321
FN AH6516 04/01/2026	26,851	4.00	28,369
FN AH6704 03/01/2041	6,796,047	4.00	7,186,991
FN AH6715 04/01/2041	2,865,919	4.00	3,015,109
FN AH7635 08/01/2026	891,484	4.00	941,884
FN AH9908 04/01/2026	318,444	4.00	336,447
FN AI9734 08/01/2026	110,167	3.50	115,343
FN AJ4459 11/01/2041	998,281	3.50	1,027,888
FN AL0605 08/01/2026	527,246	4.00	556,395
FN MA0583 12/01/2040	6,560,847	4.00	6,900,331
FN MA0849 09/01/2026	76,526	4.00	80,852
FNMA 04/01/2024	1,042,209	4.00	1,099,828
FNMA 02/01/2026	1,603,882	4.00	1,694,558
FNMA 11/01/2040	2,837,090	4.00	2,983,892
FNMA 02/01/2041	2,965,482	3.50	3,053,430
FNR 2011-87 FJ 09/25/2041	3,141,270	0.84	3,135,640

			81,363,717

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
US Treasury—5.5%
US Treasury Bill 03/15/2012	600,000	0.05	599,979
US Treasury Bill 03/22/2012	100,000	0.03	99,997
US Treasury Bill 04/05/2012	4,400,000	0.23	4,399,802
US Treasury Bill 04/12/2012	1,700,000	0.04	1,699,929
US Treasury Bill 05/24/2012	1,100,000	0.06	1,099,848
US Treasury Bill 06/14/2012	100,000	0.05	99,979
US Treasury Bill 06/21/2012	8,800,000	0.04	8,797,844
US Treasury Bond 01/15/2021	2,898,336	1.12	3,235,041
US Treasury Bond 07/15/2021	5,425,218	0.63	5,808,797
US Treasury Bonds 08/15/2023	600,000	6.25	858,844
US Treasury Note 12/31/2015	5,000,000	2.13	5,303,905
US Treasury Note 08/31/2017	2,000,000	1.88	2,093,594
US Treasury Note 02/28/2018	1,000,000	2.75	1,096,563
US Treasury Note 05/31/2018	1,000,000	2.38	1,072,500
US Treasury Note 07/31/2018	6,500,000	2.25	6,914,375
US Treasury Note 05/15/2021	1,800,000	3.13	2,010,094
US Treasury Note 08/15/2021	4,400,000	2.12	4,513,436
US Treasury Note 11/15/2021	4,000,000	2.00	4,046,252
US Treasury Note 08/15/2041	1,700,000	3.75	1,999,625

			55,750,404

Collective Investment Fund—0.1%
Northern Trust Global Investments—Collective Government Short Term Investment Fund 12/01/2015	611,665	—	611,665

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2011

Description	Principal Units	Rate (%)	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
SECURITY SOLD, NOT YET PURCHASED—(-1.0%)
FNMA 01/15/2039	(10,000,000)	4.00	(10,507,810)

TOTAL ING			147,802,821	—	6,743,375	154,546,196

TOTAL PIMCO MANAGED PORTFOLIO			147,802,821	—	6,743,375	$154,546,196

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS			893,870,854	—	(27,057,652)	$866,813,202

SHORT-TERM INVESTMENTS—11.5%
Northern Trust Global Investments—Collective Government Short Term Investment Fund	115,820,756		115,820,756

(Cost $115,820,756)
TOTAL INVESTMENTS— 100.0%			$1,009,691,610	$—	$(27,057,652)	$982,633,958

The Synthetic Guaranteed Investment Contracts is being reflected at gross market value. The receivables and payables are included in the statement of assets and liabilities as part of the cost of the Investments at value.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Assets and Liabilities

	December 31, 2011		December 31, 2010
Assets
Investments, at value (cost $412,679,606 and $379,530,896, respectively)	$423,989,643	(a)	$377,219,613	(b)
Investments in collective investment funds, at value (cost $26,089,651 and $29,724,352, respectively)	25,558,988		29,486,260
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $811,652 and units of 0 and 811,652, respectively)	—		811,652
Foreign currency, at value (cost $76,399 and $377,392, respectively)	72,661		384,300
Cash	1,181,300		—
Deposit with broker for open swap contracts	—		1,010,000
Deposit with broker for investments sold on TBA commitment transactions	275,000		653,000
Receivable for investments sold on TBA commitment transactions	88,956,055		88,944,496
Receivable for investments sold	15,695,396		64,515,525
Receivable for fund units sold	8,305,185		—
Interest and dividends receivable	2,610,970		2,615,814
Receivable for futures variation margin	32,925		2,800
Unrealized appreciation of forward currency exchange contracts	27,605		80,308
Swap premiums paid	40,470		47,124
Unrealized appreciation on swap agreements	644,658		388,862
Other assets	14,636		—

Total assets	567,405,492		566,159,754

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $67,367,772 and $20,061,562, respectively)	67,605,673		20,012,349
Due to custodian	—		6,657
Payable for cash collateral received on securities loaned	26,089,651		29,724,352
Payable for investments purchased on TBA commitment transactions	87,342,049		115,200,156
Payable for investments purchased	10,958,991		18,097,210
Payable for fund units redeemed	—		760,491
Swap premiums received	3,971		29,823
Unrealized depreciation on swap agreements	14,427		292,117
Due to broker for open swap contracts	620,000		813,000
Due to broker for investments purchased on TBA commitment transactions	46,250		936,250
Unrealized depreciation of forward currency exchange contracts	388,756		738,989
Investment advisory fee payable	77,400		89,288
ING—program fee payable	158,934		173,257
Trustee, management and administration fees payable	28,119		30,100
ABA Retirement Funds—program fee payable	22,804		24,484
Other accruals	147,184		79,517

Total liabilities	193,504,209		187,008,040

Net Assets (equivalent to $27.22 and $25.61 per unit based on 13,737,292 and 14,807,254 units outstanding, respectively)	$373,901,283		$379,151,714

(a)	Includes securities on loan with a value of $25,564,628 (See Note 5).
(b)	Includes securities on loan with a value of $29,129,396.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Investment income
Dividends (net of foreign tax expense of $0, $26 and $691, respectively)	$112,500	$130,395	$169,547
Interest	12,359,406	12,727,798	18,986,861
Interest—affiliated issuers	21,582	—	39,940
Securities lending income, net	42,651	59,996	70,694

Total investment income	12,536,139	12,918,189	19,267,042

Expenses
ING—program fee	1,941,411	2,044,802	1,333,017
Trustee, management and administration fees	335,902	369,596	415,733
Investment advisory fee	922,657	1,064,767	1,556,626
ABA Retirement Funds—program fee	274,147	287,093	240,863
Legal and audit fees	150,258	181,684	226,489
Compliance consultant fees	54,313	129,642	147,478
Reports to unitholders	3,250	54,026	151,932
Registration fees	69,436	52,195	28,620
Other fees	25,191	38,406	116,826

Total expenses	3,776,565	4,222,211	4,217,584

Net investment income (loss)	8,759,574	8,695,978	15,049,458

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	(2,072,462)	13,226,400	(6,928,238)
Foreign currency transactions	(606,305)	(294,793)	(783,073)
Futures contracts	565,633	3,428,190	10,880,883
Swap contracts	415,822	698,074	(8,429,358)
Written Options	23,460	—	—

Net realized gain (loss)	(1,673,852)	17,057,871	(5,259,786)

Change in net unrealized appreciation (depreciation) on:
Investments	13,042,964	(1,440,881)	11,931,317
Foreign currency transactions	283,359	(739,185)	625,803
Futures contracts	1,831,856	(338,304)	(8,155,101)
Swap contracts	541,441	206,218	21,070,534

Change in net unrealized appreciation (depreciation)	15,699,620	(2,312,152)	25,472,553

Net realized and unrealized gain (loss)	14,025,768	14,745,719	20,212,767

Net increase (decrease) in net assets resulting from operations	$22,785,342	$23,441,697	$35,262,225

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
From operations
Net investment income (loss)	$8,759,574	$8,695,978	$15,049,458
Net realized gain (loss)	(1,673,852)	17,057,871	(5,259,786)
Change in net unrealized appreciation (depreciation)	15,699,620	(2,312,152)	25,472,553

Net increase (decrease) in net assets resulting from operations	22,785,342	23,441,697	35,262,225

From unitholder transactions
Proceeds from units issued	63,201,536	55,643,917	61,429,511
Cost of units redeemed	(91,237,309)	(86,180,394)	(109,168,920)

Net increase (decrease) in net assets from unitholder transactions	(28,035,773)	(30,536,477)	(47,739,409)

Net increase (decrease) in net assets	(5,250,431)	(7,094,780)	(12,477,184)
Net Assets
Beginning of year	379,151,714	386,246,494	398,723,678

End of year	$373,901,283	$379,151,714	$386,246,494

Number of units
Outstanding-beginning of year	14,807,254	16,032,577	18,136,087
Issued	2,385,455	2,209,221	2,667,799
Redeemed	(3,455,417)	(3,434,544)	(4,771,309)

Outstanding-end of year	13,737,292	14,807,254	16,032,577

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2011	2010	2009	2008	2007
Investment income†	$0.88	$0.84	$1.14	$1.21	$1.06
Expenses†,††	(0.27)	(0.27)	(0.25)	(0.18)	(0.16)

Net investment income (loss)	0.61	0.57	0.89	1.03	0.90
Net realized and unrealized gain (loss)	1.00	0.95	1.21	(0.51)	0.69

Net increase (decrease) in unit value	1.61	1.52	2.10	0.52	1.59
Net asset value at beginning of year	25.61	24.09	21.99	21.47	19.88

Net asset value at end of year	$27.22	$25.61	$24.09	$21.99	$21.47

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	1.01%	1.09%	1.09%	0.84%	0.81%
Ratio of net investment income (loss) to average net assets	2.34%	2.24%	3.88%	4.73%	4.42%
Portfolio turnover†††	278%	1,164%	1,422%	806%	489%
Total return	6.29%	6.31%	9.55%	2.42%	8.00%
Net assets at end of year (in thousands)	$373,901	$379,152	$386,246	$398,724	$484,362

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2011

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES—1.0%
Collateralized Mortgage Obligations (CMO)—1.0%
Bear Stearns Adjustable Rate Mortgage Trust 5.68% 2/25/2033(a)	$41,629	$39,405
Bear Stearns Alt-A Trust 2.59% 5/25/2035(a)	706,127	549,797
Bear Stearns Second Lien Trust 0.51% 12/25/2036(a)(b)	302,473	290,367
Credit Suisse First Boston Mortgage Securities Corp. 1.75% 5/25/2032(a)	10,481	8,740
FHLMC Structured Pass Through Securities 1.61% 7/25/2044(a)	2,004,529	2,038,043
Merrill Lynch Mortgage Investors, Inc. 0.50% 2/25/2036(a)	595,491	384,210
Residential Funding Mortgage Securities I 6.50% 3/25/2032	43,018	44,593
Salomon Brothers Mortgage Securities VII, Inc. 0.79% 5/25/2032(a)(b)	51,508	45,681
WaMu Mortgage Pass Through Certificates 0.58% 7/25/2045(a)	429,452	313,559
Washington Mutual MSC Mortgage Pass-Through Certificates 2.12% 2/25/2033(a)	4,087	3,483

		3,717,878

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $4,156,961)		3,717,878

U.S. GOVERNMENT & AGENCY OBLIGATIONS—79.8%
AGENCY MORTGAGE BACKED SECURITIES—57.6%
Federal Home Loan Mortgage Corp. (FHLMC)—3.5%
FHLMC
4.00% 9/1/2040—12/1/2040	6,520,639	6,848,875
4.50% 1/15/2033—6/1/2041(c)	4,999,800	5,301,236
7.00% 9/1/2037	193,836	219,628
7.50% 7/1/2021—9/1/2032	313,447	371,046
8.00% 11/1/2029—6/1/2031	87,524	102,936
8.50% 3/1/2030—10/1/2030	32,454	39,402
9.50% 4/15/2020	4,240	4,624
10.00% 9/1/2017—11/1/2020	15,135	17,435
10.50% 12/1/2020—2/1/2021	2,924	3,463
11.00% 9/1/2020	1,401	1,675

		12,910,320

Federal National Mortgage Association (FNMA)—54.0%
FNMA
1.55% 4/1/2032(a)	62,075	64,420
3.00% 12/31/2040(c)	16,000,000	16,472,496
3.50% 9/1/2018—12/31/2049(c)	79,936,267	83,215,031
4.00% 6/1/2013—2/1/2041	86,052,586	90,699,944
4.50% 3/1/2038—11/1/2040	5,860,525	6,249,499
5.00% 8/1/2020—1/1/2021	521,194	563,426
6.00% 8/1/2012—8/1/2037	2,168,423	2,389,818
7.00% 8/1/2030—6/1/2032	593,658	694,724
7.50% 3/1/2030—2/1/2032	148,891	174,408
8.00% 5/1/2029—4/1/2032	390,289	469,088

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2011

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA) (Continued)
8.50% 9/25/2020—1/1/2031	$527,112	$639,687
9.50% 4/1/2030	57,598	68,847
10.00% 5/1/2022—11/1/2024	36,102	42,344
10.50% 10/1/2018	4,789	5,586
11.00% 9/1/2019	7,403	8,431
11.50% 11/1/2019	1,285	1,442

		201,759,191

Government National Mortgage Association (GNMA)—0.1%
GNMA
1.63% 9/20/2027(a)	6,743	6,937
2.00% 7/20/2025(a)	19,912	20,594
2.13% 10/20/2025—12/20/2027(a)	38,150	39,298
2.38% 4/20/2025—5/20/2025(a)	45,589	47,182
2.50% 2/20/2025—7/20/2025(a)	65,439	67,857
3.00% 5/20/2025(a)	6,103	6,380
9.00% 12/15/2017	18,348	20,920
9.50% 12/15/2017—12/15/2021	49,190	56,848
10.00% 5/15/2019—2/15/2025	174,369	202,853
10.50% 9/15/2017—3/15/2020	27,763	31,810
11.00% 9/15/2015—2/15/2025	23,498	24,970

		525,649

U. S. GOVERNMENT OBLIGATIONS—22.2%
U. S. Treasury Bonds—9.3%
United States Treasury Bonds
3.13% 11/15/2041(d)	3,800,000	3,981,093
3.88% 8/15/2040(d)	2,500,000	2,996,875
4.38% 2/15/2038—5/15/2041(d)	7,400,000	9,627,985
7.50% 11/15/2024(d)	200,000	319,188
8.13% 5/15/2021(d)	2,300,000	3,578,657
8.75% 8/15/2020(e)	9,100,000	14,353,121

		34,856,919

U.S. Treasury Inflation Protected Securities—3.3%
United States Treasury Inflation Protected Securities
1.13% 1/15/2021	8,200,000	9,466,728
2.13% 2/15/2040—2/15/2041	2,200,000	3,076,490

		12,543,218

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2011

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
U.S. GOVERNMENT OBLIGATIONS (Continued)
U.S. Treasury Notes—9.6%
United States Treasury Notes
1.88% 8/31/2017—9/30/2017(d)	$6,700,000	$7,005,384
2.00% 11/15/2021(c)	8,800,000	8,900,373
2.13% 8/15/2021	400,000	410,250
2.25% 7/31/2018	4,700,000	4,998,892
2.63% 2/29/2016—8/15/2020(d)	10,400,000	11,221,168
3.38% 11/15/2019(e)	2,800,000	3,191,782

		35,727,849

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $284,732,228)		298,323,146

FOREIGN GOVERNMENT OBLIGATIONS—3.0%
AUSTRALIA—3.0%
Australia Government Bond
4.75%, 6/15/2016	AUD 6,200,000	6,728,131
5.25%, 3/15/2019	AUD 1,600,000	1,818,578
6.00%, 2/15/2017	AUD 2,400,000	2,763,985

		11,310,694

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $9,679,214)		11,310,694

MUNICIPALS—4.8%
California—1.1%
California State G.O. Unlimited Bonds, Build America Bonds
7.60%, 11/1/2040	1,700,000	2,100,792
California State Various Purpose Taxable G.O. Unlimited Bonds, Build America Bonds
7.50%, 4/1/2034	400,000	478,676
7.55%, 4/1/2039	900,000	1,101,384
Los Angeles Community College District G.O. Unlimited Bonds, Build America Bonds
6.75%, 8/1/2049	300,000	392,595

		4,073,447

Illinois—1.4%
Chicago Transit Authority Sales & Transfer Tax Receipts Revenue Bonds, Series A 6.90%, 12/1/2040	1,600,000	1,889,424
Chicago Transit Authority Sales & Transfer Tax Receipts Revenue Bonds, Series B 6.90%, 12/1/2040	1,600,000	1,889,424

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2011

	Principal Amount	Value
MUNICIPALS (Continued)
Illinois (Continued)
Illinois State Taxable G.O. Unlimited Bonds 4.42%, 1/1/2015	$1,400,000	$1,456,308

		5,235,156

Indiana—0.1%
Purdue University Student Fee Revenue Bonds, Series W 5.00%, 7/1/2024	500,000	549,235

North Carolina—1.0%
North Carolina Infrastructure Finance Corp. Capital Improvement COP, Series A 5.00%, 5/1/2025	3,300,000	3,647,061

Texas—1.2%
Lower Colorado River Authority Transmission Services Revenue Refunding Bonds, Series A 5.00%, 5/15/2025	4,000,000	4,506,520

TOTAL MUNICIPALS (cost $15,927,964)		18,011,419

BANK LOANS—1.3%
Consumer, Cyclical—0.1%
Allison Transmission, Inc., 8/7/14(a)	533,030	519,228

Consumer, Non-cyclical—0.4%
Community Health Systems, Inc.
7/25/14(a)	44,074	42,689
7/25/14(a)	857,769	830,810
1/25/17(a)	430,462	415,396

		1,288,895

Financial—0.1%
International Lease Finance Corp., 3/17/16(a)	500,000	500,750

Utilities—0.7%
Texas Competitive Electric Holdings Co. LLC, 10/10/14(a)	3,450,157	2,401,096

TOTAL BANK LOANS (cost $5,690,483)		4,709,969

CORPORATE BONDS—23.1%
BASIC MATERIALS — 0.6%
Iron/Steel—0.6%
Steel Dynamics, Inc. 7.38%, 11/1/2012	2,000,000	2,082,500

COMMUNICATIONS—1.4%
Media—1.0%
CSC Holdings LLC 8.50%, 6/15/2015	3,500,000	3,727,500

Telecommunications—0.4%
Qwest Corp. 6.50%, 6/1/2017	1,500,000	1,638,750

		5,366,250

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2011

	Principal Amount	Value
CORPORATE BONDS (Continued)
CONSUMER, CYCLICAL—0.0%
Retail—0.0%
CVS Pass-Through Trust 6.20%, 10/10/2025(b)	$53,396	$57,266

ENERGY—1.1%
Coal—0.1%
Peabody Energy Corp. 7.88%, 11/1/2026	200,000	214,500

Oil & Gas—1.0%
EOG Resources, Inc. 1.18%, 2/3/2014(a)	3,900,000	3,911,212

		4,125,712

FINANCIAL—20.0%
Banks—14.0%
Ally Financial, Inc. 3.96%, 6/20/2014(a)	800,000	748,128
American Express Centurion Bank 6.00%, 9/13/2017	4,100,000	4,636,313
Barclays Bank PLC
2.50%, 1/23/2013	2,000,000	1,991,470
6.05%, 12/4/2017(b)	3,000,000	2,712,774
Citigroup, Inc.
2.45%, 8/13/2013(a)	2,500,000	2,453,812
6.13%, 11/21/2017	900,000	960,508
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.
4.50%, 1/11/2021	3,000,000	3,116,535
Dexia Credit Local S.A.
2.00%, 3/5/2013(b)	7,400,000	7,114,686
2.75%, 4/29/2014(b)	500,000	454,345
Goldman Sachs Group, Inc.
1.02%, 3/22/2016(a)	1,600,000	1,381,053
6.25%, 9/1/2017	6,500,000	6,795,340
6.75%, 10/1/2037	200,000	186,103
JPMorgan Chase & Co.
4.95%, 3/25/2020	1,400,000	1,488,017
6.30%, 4/23/2019	1,400,000	1,585,690
LLOYDS 01/24/2014 2.77%, 1/24/2014(a)	500,000	472,982
Lloyds TSB Bank PLC
4.38%, 1/12/2015(b)	3,300,000	3,176,765
5.80%, 1/13/2020(b)	500,000	474,689
12.00%, 12/29/2049(a)(b)	3,800,000	3,480,648
Morgan Stanley
0.88%, 1/9/2014(a)	400,000	361,904
0.88%, 10/15/2015(a)	700,000	588,469
1.41%, 4/29/2013(a)	1,800,000	1,696,288
5.55%, 4/27/2017	4,400,000	4,245,177
6.00%, 4/28/2015	1,400,000	1,402,436
Wachovia Bank N.A. 0.88%, 3/15/2016(a)	300,000	268,556

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2011

	Principal Amount	Value
CORPORATE BONDS (Continued)
FINANCIAL (Continued)
Banks (Continued)
Wells Fargo & Co. 7.98%, 3/29/2049(a)(d)	$600,000	$642,750

		52,435,438

Diversified Financial Services—4.3%
Bear Stearns Cos. LLC
5.70%, 11/15/2014	900,000	978,777
6.40%, 10/2/2017	400,000	446,892
7.25%, 2/1/2018	900,000	1,055,115
Ford Motor Credit Co. LLC 7.00%, 10/1/2013	3,600,000	3,817,195
Lease Plan Corp. N.V. 3.13%, 2/10/2012	EUR 300,000	389,584
Lehman Brothers Holdings, Inc.
5.63%, 1/24/2013(f)	5,300,000	1,391,250
6.88%, 5/2/2018(f)	2,300,000	609,500
Merrill Lynch & Co., Inc.
5.00%, 1/15/2015	3,500,000	3,371,686
6.40%, 8/28/2017	4,100,000	3,970,047

		16,030,046

Insurance—1.7%
American International Group, Inc.
5.85%, 1/16/2018	1,400,000	1,369,221
8.25%, 8/15/2018	4,600,000	4,869,104

		6,238,325

		74,703,809

TOTAL CORPORATE BONDS (cost $90,992,756)		86,335,537

CONVERTIBLE PREFERRED STOCK—0.4%
FINANCIAL—0.4%
Banks—0.4%
Wells Fargo & Co. 7.50%, 12/31/2049	1,500	1,581,000

TOTAL CONVERTIBLE PREFERRED STOCK (cost $1,500,000)		1,581,000

INVESTMENT FUNDS—6.9%
Collective Investment Fund—6.9%
ABA Members Collateral Fund(g)	26,089,651	25,558,988

TOTAL INVESTMENT FUNDS (cost $26,089,651)		25,558,988

TOTAL INVESTMENTS—120.3% (cost $438,769,257)		449,548,631

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2011

	Principal Amount	Value
SECURITY SOLD, NOT YET PURCHASED—(18.1)%
AGENCY MORTGAGE BACKED SECURITIES—(18.1)%
Federal National Mortgage Association (FNMA)—(18.1)%
FNMA
4.00%, 1/1/2019(c)	$(44,000,000)	$(46,399,364)
4.00%, 1/15/2039(c)	(11,000,000)	(11,555,159)
4.50%, 8/1/2040(c)	(2,999,999)	(3,192,710)
4.50%, 12/31/2040(c)	(4,000,000)	(4,256,252)
6.00%, 12/31/2049(c)	(2,000,000)	(2,202,188)

TOTAL SECURITY SOLD, NOT YET PURCHASED (proceeds ($67,367,772))		(67,605,673)

TOTAL NET INVESTMENTS—102.2% (cost $371,401,485)		381,942,958
Liabilities Less Other Assets—(2.2)%		(8,041,675)

NET ASSETS—100.0%		$373,901,283

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration normally to qualified institutional investors.
(c)	When Issued Security
(d)	All or a portion of security is on loan.
(e)	Security pledged as collateral to cover margin requirements for open futures contracts.
(f)	Issuer has defaulted on terms of debt obligation.
(g)	Represents security purchased with cash collateral received for securities on loan.

At December 31, 2011, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long
90 Day Eurodollar	213	$52,275,525	September 2015	$942,167
90 Day Eurodollar	107	26,301,938	June 2015	461,119
90 Day Eurodollar	82	20,309,350	March 2014	430,295

				$1,833,581

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2011

As of December 31, 2011, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Morgan Stanley & Co., Inc.	Brazilian Real	137,760	$71,500	01/04/12	$2,277
Purchase	UBS Securities	Brazilian Real	137,760	76,035	03/02/12	(3,208)
Purchase	JPMorgan Chase Bank, N.A.	Mexican Peso	45,147	3,378	03/15/12	(162)
Sale	Goldman Sachs	Australian Dollar	11,064,000	10,885,648	02/02/12	(383,620)
Sale	JPMorgan Chase Bank, N.A.	Australian Dollar	103,000	103,145	02/02/12	(1,766)
Sale	UBS Securities	Brazilian Real	137,760	76,918	01/04/12	3,140
Sale	JPMorgan Chase Bank, N.A.	Euro	340,000	462,290	01/17/12	22,188

						$(361,151)

At December 31, 2011, the Bond Core Plus Fund held the following interest rate swap contracts:

			Rate Type				Premiums Paid/ (Received)	Unrealized Appreciation/ (Depreciation)
Notional Amount	Swap Counterparty(a)	Termination Date	Floating Rate		Fixed Rate	Market Value
7,960,069 BRL	Barclays Bank PLC	01/02/2014	CDI-BRL	(b)	12.51%	$191,230	$7,392	$183,838
6,233,423 BRL	Barclays Bank PLC	01/02/2014	CDI-BRL	(b)	11.99%	183,702	1,559	182,143
13,254,914 BRL	Merrill Lynch Capital Services Inc.	01/02/2014	CDI-BRL	(b)	11.86%	264,560	17,439	247,121
4,277,352 BRL	Morgan Stanley Capital Services, Inc.	01/02/2014	CDI-BRL	(b)	10.58%	(1,116)	13,201	(14,317)
237,072 BRL	UBS AG	01/02/2014	CDI-BRL	(b)	10.77%	769	879	(110)
200,000 EUR	Barclays Bank PLC	03/21/2017	CDI-EUR	(c)	2.00%	2,552	(1,185)	3,737
200,000 EUR	Barclays Bank PLC	03/21/2017	CDI-EUR	(c)	2.00%	1,493	(2,333)	3,826
22,800,000 MXN	Morgan Stanley Capital Services, Inc.	03/05/2013	CDI-MXN	(d)	6.50%	23,540	(453)	23,993

						$666,730	$36,499	$630,231

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI—BRL is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(c)	CDI—EUR is the interbank lending rate of Europe as published by the Central Bank of Europe.
(d)	CDI—MXN is the interbank lending rate of Mexico as published by the Central Bank of Mexico.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2011		December 31, 2010
Assets
Investments, at value (cost $557,471,281 and $615,029,284, respectively)	$660,612,311	(a)	$770,762,769	(b)
Investments in collective investment funds, at value (cost $41,022,900 and $97,823,074, respectively)	41,974,267		98,849,450
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $29,284,852 and $11,753,747 and units of 29,284,852 and 11,753,747, respectively)	29,284,852		11,753,747
Receivable for investments sold	7,076,087		2,268,053
Interest and dividends receivable	927,020		915,063
Tax reclaims receivable	45,917		28,085
Other assets	28,293		—

Total assets	739,948,747		884,577,167

Liabilities
Due to custodian	—		2,141
Payable for cash collateral received on securities loaned	6,639,182		74,079,560
Payable for investments purchased	16,225,712		692,830
Payable for fund units redeemed	8,254,448		2,047,339
Investment advisory fee payable	175,491		191,636
ING—program fee payable	315,108		343,228
Trustee, management and administration fees payable	55,738		59,617
ABA Retirement Funds—program fee payable	45,211		48,480
Payable for legal and audit services	110,521		—	(c)
Other accruals	191,586		176,617

Total liabilities	32,012,997		77,641,448

Net Assets (equivalent to $14.13 and $14.03 per unit based on 50,103,061 and 57,526,392 units outstanding, respectively)	$707,935,750		$806,935,719

(a)	Includes securities on loan with a value of $6,493,974 (See Note 5).
(b)	Includes securities on loan with a value of $72,424,395.
(c)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period July 2, 2009(a) to December 31, 2009
Investment income
Dividends (net of foreign tax expense of $1,653, $55,246, and $18,551, respectively)	$13,626,933	$12,355,172	$4,944,198
Interest	—	27,529	—
Interest—affiliated issuers	30,736	9,532	—
Securities lending income, net	50,479	153,196	154,894

Total investment income	13,708,148	12,545,429	5,099,092

Expenses
ING—program fee	4,065,945	4,025,907	2,053,047
Trustee, management and administration fees	702,747	726,624	406,879
Investment advisory fee	2,205,104	2,123,116	871,145
ABA Retirement Funds—program fee	573,685	567,904	291,360
State Street Global Markets—transition management	—	—	318,563
Legal and audit fees	310,860	361,928	273,417
Compliance consultant fees	112,605	258,820	158,848
Reports to unitholders	6,761	109,871	92,004
Registration fees	144,054	102,581	38,533
Other fees	40,514	75,817	163,553

Total expenses	8,162,275	8,352,568	4,667,349

Net investment income (loss)	5,545,873	4,192,861	431,743

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	54,606,764	82,459,296	(1,368,281)
Investments—affiliated issuers	—	—	24,566,786
Foreign currency transactions	—	—	(46)

Net realized gain (loss)	54,606,764	82,459,296	23,198,459

Change in net unrealized appreciation (depreciation) on:
Investments	(52,667,464)	26,786,846	129,973,015
Foreign currency transactions	(2)	3	27

Change in net unrealized appreciation (depreciation)	(52,667,466)	26,786,849	129,973,042

Net realized and unrealized gain (loss)	1,939,298	109,246,145	153,171,501

Net increase (decrease) in net assets resulting from operations	$7,485,171	$113,439,006	$153,603,244

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 2, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$5,545,873	$4,192,861	$431,743
Net realized gain (loss) from investments and foreign currency transactions	54,606,764	82,459,296	23,198,459
Change in net unrealized appreciation (depreciation)	(52,667,466)	26,786,849	129,973,042

Net increase (decrease) in net assets resulting from operations	7,485,171	113,439,006	153,603,244

From unitholder transactions
Proceeds from units issued	67,284,000	42,850,564	773,222,274
Cost of units redeemed	(173,769,140)	(160,989,801)	(115,189,568)

Net increase (decrease) in net assets from unitholder transactions	(106,485,140)	(118,139,237)	658,032,706

Net increase (decrease) in net assets	(98,999,969)	(4,700,231)	811,635,950
Net Assets
Beginning of period	806,935,719	811,635,950	—

End of period	$707,935,750	$806,935,719	$811,635,950

Number of units
Outstanding-beginning of period	57,526,392	66,821,577	—
Issued	4,726,790	3,464,360	77,536,006
Redeemed	(12,150,121)	(12,759,545)	(10,714,429)

Outstanding-end of period	50,103,061	57,526,392	66,821,577

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 2, 2009(a) to December 31, 2009
Investment income†	$0.25	$0.20	$0.07
Expenses†,††	(0.15)	(0.14)	(0.07)

Net investment income (loss)	0.10	0.06	—
Net realized and unrealized gain (loss)	— (b)	1.82	2.15

Net increase (decrease) in unit value	0.10	1.88	2.15
Net asset value at beginning of period	14.03	12.15	10.00

Net asset value at end of period	$14.13	$14.03	$12.15

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.05%	1.08%	1.17%
Ratio of net investment income (loss) to average net assets*	0.72%	0.54%	0.11%
Portfolio turnover**,†††	55%	118%	68%
Total return**	0.71%	15.47%	21.50%
Net assets at end of period (in thousands)	$707,936	$806,936	$811,636

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK—93.3%
BASIC MATERIALS—2.8%
Chemicals—1.9%
E.I. du Pont de Nemours & Co.	137,697	$6,303,769
Monsanto Co.	73,473	5,148,253
Potash Corp. of Saskatchewan, Inc.	41,500	1,713,120

		13,165,142

Mining—0.9%
Freeport-McMoRan Copper & Gold, Inc.	181,500	6,677,385

TOTAL BASIC MATERIALS (cost $16,778,647)		19,842,527

COMMUNICATIONS—10.4%
Internet—4.2%
Amazon.com, Inc.*	48,424	8,382,194
Baidu, Inc. ADR*	19,598	2,282,579
eBay, Inc.*	164,800	4,998,384
Google, Inc., Class A*	12,631	8,158,363
LinkedIn Corp., Class A(a)*	11,695	736,902
priceline.com, Inc.*	9,376	4,385,249
Tencent Holdings Ltd. ADR	34,480	694,427
Youku, Inc. ADR(a)*	6,319	99,019
Zynga, Inc., Class A*	6,206	58,399

		29,795,516

Media—1.7%
Comcast Corp., Class A	229,500	5,441,445
DIRECTV, Class A*	34,300	1,466,668
Time Warner Cable, Inc.	53,700	3,413,709
Walt Disney Co.	37,670	1,412,625

		11,734,447

Telecommunications—4.5%
American Tower Corp., Class A*	41,779	2,507,158
AT&T, Inc.	419,300	12,679,632
Cisco Systems, Inc.	287,200	5,192,576
Juniper Networks, Inc.*	30,257	617,545
Motorola Solutions, Inc.	116,142	5,376,213
Verizon Communications, Inc.	136,900	5,492,428

		31,865,552

TOTAL COMMUNICATIONS (cost $57,334,260)		73,395,515

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL—11.3%
Apparel—1.6%
Burberry Group PLC ADR	30,503	$1,129,831
Coach, Inc.	28,212	1,722,060
NIKE, Inc., Class B	62,284	6,002,309
Ralph Lauren Corp.	17,719	2,446,640

		11,300,840

Auto Manufacturers—0.7%
Bayerische Motoren Werke A.G. ADR	40,805	907,095
Ford Motor Co.*	356,300	3,833,788

		4,740,883

Auto Parts & Equipment—0.7%
BorgWarner, Inc.*	78,727	5,018,059

Leisure Time—0.2%
Harley-Davidson, Inc.	36,220	1,407,871

Lodging—0.5%
Las Vegas Sands Corp.*	84,300	3,602,139

Retail—7.6%
Bed Bath & Beyond, Inc.*	70,618	4,093,725
Chipotle Mexican Grill, Inc.*	5,545	1,872,768
Costco Wholesale Corp.	32,390	2,698,735
CVS Caremark Corp.	133,500	5,444,130
Dunkin’ Brands Group, Inc.(a)*	27,197	679,381
Home Depot, Inc.	89,900	3,779,396
Kohl’s Corp.	63,000	3,109,050
Limited Brands, Inc.(a)	40,700	1,642,245
Lowe’s Cos., Inc.	230,182	5,842,019
Lululemon Athletica, Inc.(a)*	27,178	1,268,126
McDonald’s Corp.	55,720	5,590,388
Michael Kors Holdings Ltd.*	1,530	41,693
Starbucks Corp.(a)	186,203	8,567,200
Tiffany & Co.	23,439	1,553,068
Tractor Supply Co.	9,900	694,485
Ulta Salon Cosmetics & Fragrance, Inc.*	12,000	779,040
Wal-Mart Stores, Inc.	107,400	6,418,224

		54,073,673

TOTAL CONSUMER, CYCLICAL (cost $65,628,094)		80,143,465

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL—22.9%
Agriculture—1.3%
Archer-Daniels-Midland Co.	193,300	$5,528,380
Philip Morris International, Inc.	50,100	3,931,848

		9,460,228

Beverages—1.0%
Beam, Inc.	60,900	3,119,907
Coca-Cola Co.	56,000	3,918,320

		7,038,227

Biotechnology—1.2%
Alexion Pharmaceuticals, Inc.*	27,008	1,931,072
Biogen Idec, Inc.*	6,300	693,315
Celgene Corp.*	39,455	2,667,158
Gilead Sciences, Inc.*	40,600	1,661,758
Illumina, Inc.*	24,176	736,884
Vertex Pharmaceuticals, Inc.*	32,055	1,064,547

		8,754,734

Commercial Services—1.9%
Mastercard, Inc., Class A	25,363	9,455,834
Visa, Inc., Class A(a)	38,600	3,919,058

		13,374,892

Cosmetics/Personal Care—1.6%
Estee Lauder Cos., Inc., Class A	42,560	4,780,339
Procter & Gamble Co.	99,500	6,637,645

		11,417,984

Food—2.5%
Hershey Co.(a)	29,068	1,795,821
Kraft Foods, Inc., Class A	145,000	5,417,200
Safeway, Inc.(a)	259,100	5,451,464
Whole Foods Market, Inc.	77,550	5,395,929

		18,060,414

Healthcare-Products—1.5%
Baxter International, Inc.	211,500	10,465,020

Healthcare-Services—2.6%
Covance, Inc.(a)*	51,900	2,372,868
Humana, Inc.	52,600	4,608,286

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Healthcare-Services (Continued)
Laboratory Corp. of America Holdings*	41,200	$3,541,964
Quest Diagnostics, Inc.	134,700	7,820,682

		18,343,800

Household Products/Wares—0.8%
Kimberly-Clark Corp.	74,200	5,458,152

Pharmaceuticals—8.5%
Allergan, Inc.	69,560	6,103,195
AmerisourceBergen Corp.	156,100	5,805,359
Bristol-Myers Squibb Co.	47,493	1,673,653
Cardinal Health, Inc.	132,800	5,393,008
Express Scripts, Inc.*	47,202	2,109,457
Johnson & Johnson	113,876	7,467,988
Mead Johnson Nutrition Co.	23,821	1,637,217
Merck & Co., Inc.	144,400	5,443,880
Novo Nordisk A/S ADR	18,718	2,157,437
Pfizer, Inc.	434,000	9,391,760
Shire PLC ADR	30,865	3,206,874
Valeant Pharmaceuticals International, Inc.*	21,300	994,497
Watson Pharmaceuticals, Inc.*	142,800	8,616,552

		60,000,877

TOTAL CONSUMER, NON-CYCLICAL (cost $130,023,029)		162,374,328

DIVERSIFIED—0.1%
Holding Companies-Diversified—0.1%
LVMH Moet Hennessy Louis Vuitton S.A. ADR	13,992	393,175

TOTAL DIVERSIFIED (cost $465,092)		393,175

ENERGY—10.1%
Oil & Gas—7.8%
Anadarko Petroleum Corp.	10,463	798,641
Apache Corp.	92,000	8,333,360
Cabot Oil & Gas Corp.	38,079	2,890,196
Chevron Corp.	136,100	14,481,040
Concho Resources, Inc.*	16,376	1,535,250
ConocoPhillips	157,600	11,484,312
Ensco PLC ADR	45,200	2,120,784
EOG Resources, Inc.	14,898	1,467,602
Hess Corp.	53,400	3,033,120

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
ENERGY (Continued)
Oil & Gas (Continued)
Marathon Oil Corp.	187,300	$5,482,271
Occidental Petroleum Corp.	39,614	3,711,832

		55,338,408

Oil & Gas Services—1.5%
Halliburton Co.	121,700	4,199,867
National Oilwell Varco, Inc.	61,802	4,201,918
Schlumberger Ltd.	31,412	2,145,753

		10,547,538

Pipelines—0.8%
Williams Cos., Inc.	167,300	5,524,246

TOTAL ENERGY (cost $59,184,688)		71,410,192

FINANCIAL—9.6%
Banks—5.1%
Bank of America Corp.	889,500	4,945,620
Bank of NewYork Mellon Corp.	436,200	8,684,742
Capital One Financial Corp.	34,975	1,479,093
Goldman Sachs Group, Inc.	44,535	4,027,300
JPMorgan Chase & Co.	158,300	5,263,475
Morgan Stanley	68,074	1,029,960
U.S. Bancorp	122,800	3,321,740
Wells Fargo & Co.	267,800	7,380,568

		36,132,498

Diversified Financial Services—1.8%
American Express Co.	211,407	9,972,068
Discover Financial Services	123,216	2,957,184

		12,929,252

Insurance—2.7%
Allstate Corp.	301,200	8,255,892
Marsh & McLennan Cos., Inc.	172,400	5,451,288
Travelers Cos., Inc.	92,200	5,455,474

		19,162,654

TOTAL FINANCIAL (cost $70,453,437)		68,224,404

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL—9.5%
Aerospace/Defense—2.7%
Boeing Co.	29,699	$2,178,422
Northrop Grumman Corp.	93,500	5,467,880
Raytheon Co.	113,100	5,471,778
United Technologies Corp.	82,327	6,017,280

		19,135,360

Electrical Components & Equipment—0.5%
Emerson Electric Co.	75,700	3,526,863

Electronics—1.0%
Agilent Technologies, Inc.*	58,498	2,043,335
Honeywell International, Inc.	84,800	4,608,880

		6,652,215

Environmental Control—0.8%
Waste Management, Inc.	164,200	5,370,982

Machinery-Construction & Mining—0.6%
Caterpillar, Inc.	48,800	4,421,280

Machinery-Diversified—0.8%
Cummins, Inc.	21,200	1,866,024
Deere & Co.	44,714	3,458,628
Roper Industries, Inc.(a)	4,148	360,336

		5,684,988

Metal Fabricate/Hardware—0.5%
Precision Castparts Corp.	21,273	3,505,578

Miscellaneous Manufacturing—2.0%
Dover Corp.	99,700	5,787,585
General Electric Co.	476,600	8,535,906

		14,323,491

Transportation—0.6%
FedEx Corp.	28,500	2,380,035
Union Pacific Corp.	18,584	1,968,789

		4,348,824

TOTAL INDUSTRIAL (cost $54,954,176)		66,969,581

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY—13.7%
Computers—6.3%
Accenture PLC, Class A	55,100	$2,932,973
Apple, Inc.*	40,264	16,306,920
Cognizant Technology Solutions Corp., Class A*	59,731	3,841,301
EMC Corp.*	306,559	6,603,281
International Business Machines Corp.	19,546	3,594,118
NetApp, Inc.*	75,148	2,725,618
Riverbed Technology, Inc.*	41,000	963,500
SanDisk Corp.*	126,700	6,234,907
Teradata Corp.*	28,400	1,377,684

		44,580,302

Office/Business Equipment—0.7%
Xerox Corp.	660,000	5,253,600

Semiconductors—3.3%
ARM Holdings PLC ADR	21,586	597,285
Avago Technologies Ltd.	68,243	1,969,493
Broadcom Corp., Class A*	18,251	535,849
Intel Corp.	498,500	12,088,625
QUALCOMM, Inc.	144,506	7,904,478

		23,095,730

Software—3.4%
Electronic Arts, Inc.*	71,300	1,468,780
Microsoft Corp.	204,800	5,316,608
Oracle Corp.	311,350	7,986,127
Red Hat, Inc.*	30,958	1,278,256
Salesforce.com, Inc.*	42,674	4,329,704
VMware, Inc., Class A*	44,898	3,735,065

		24,114,540

TOTAL TECHNOLOGY (cost $85,195,630)		97,044,172

UTILITIES—2.9%
Electric—2.9%
Edison International	132,800	5,497,920
NextEra Energy, Inc.	79,500	4,839,960
Progress Energy, Inc.	98,400	5,512,368
Public Service Enterprise Group, Inc.	150,400	4,964,704

		20,814,952

TOTAL UTILITIES (cost $17,454,228)		20,814,952

TOTAL COMMON STOCK (cost $557,471,281)		660,612,311

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—5.9%
Cash Collateral Pool—0.9%
ABA Members Collateral Fund(b)	6,639,182	$6,504,141

Collective Investment Fund—5.0%
SSgA Russell Large Cap Index Non-Lending Fund	2,840,109	35,470,126

TOTAL INVESTMENT FUNDS (cost $41,022,900)		41,974,267

	Units	Value
SHORT-TERM INVESTMENTS—4.2%
Affiliated Funds—4.2%
Northern Trust Global Investments-Collective Short-Term Investment Fund(c)	29,284,852	$29,284,852

TOTAL SHORT-TERM INVESTMENTS (cost $29,284,852)		29,284,852

TOTAL INVESTMENTS—103.4%
(cost $627,779,033)		731,871,430
Liabilities Less Other Assets—(3.4)%		(23,935,680)

NET ASSETS—100.0%		$707,935,750

(a)	All or a portion of security is on loan.
(b)	Represents security purchased with cash collateral received for securities on loan.
(c)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2011		December 31, 2010
Assets
Investments, at value (cost $226,578,853 and $227,724,348, respectively)	$242,350,167	(a)	$292,662,140	(b)
Investments in collective investment funds, at value (cost $45,675,550 and $138,560,174, respectively)	45,084,249		138,034,316
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $8,045,895 and $6,510,912 and units of 8,045,895 and 6,510,912, respectively)	8,045,895		6,510,912
Cash	5,530		—
Receivable for investments sold	2,592,641		1,840,260
Interest and dividends receivable	265,297		258,002
Tax reclaims receivable	4,828		4,109
Other assets	10,246		—

Total assets	298,358,853		439,309,739

Liabilities
Payable for cash collateral received on securities loaned	33,416,793		127,436,357
Payable for investments purchased	4,290,927		912,845
Payable for fund units redeemed	25,088		946,349
Investment advisory fee payable	105,100		124,067
ING—program fee payable	114,466		130,216
Trustee, management and administration fees payable	20,265		22,604
ABA Retirement Funds—program fee payable	16,424		18,381
Other accruals	113,421		67,702

Total liabilities	38,102,484		129,658,521

Net Assets (equivalent to $15.99 and $16.56 per unit based on 16,272,262 and 18,701,043 units outstanding, respectively)	$260,256,369		$309,651,218

(a)	Includes securities on loan with a value of $32,550,879 (See Note 5).
(b)	Includes securities on loan with a value of $124,279,421.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period July 2, 2009(a) to December 31, 2009
Investment income
Dividends (net of foreign tax expense of $0, $1,429 and $4,207, respectively)	$3,752,009	$4,042,195	$2,178,894
Interest	—	10,438	—
Interest—affiliated issuers	19,263	4,084	—
Securities lending income, net	276,619	311,429	225,244

Total investment income	4,047,891	4,368,146	2,404,138

Expenses
ING—program fee	1,549,561	1,488,582	714,923
Trustee, management and administration fees	267,616	268,874	141,651
Investment advisory fee	1,385,837	1,406,663	681,906
ABA Retirement Funds—program fee	218,512	209,946	101,432
State Street Global Markets—transition management	—	—	111,334
Legal and audit fees	117,559	133,957	94,952
Compliance consultant fees	42,652	95,817	55,165
Reports to unitholders	2,568	40,434	31,951
Registration fees	54,591	38,146	13,382
Other fees	15,370	27,875	57,335

Total expenses	3,654,266	3,710,294	2,004,031

Net investment income (loss)	393,625	657,852	400,107

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	39,920,753	41,743,509	7,006,119
Investments—affiliated issuers	—	—	1,128,164
Foreign currency transactions	—	(405)	(10,585)

Net realized gain (loss)	39,920,753	41,743,104	8,123,698

Change in net unrealized appreciation (depreciation) on:
Investments	(49,231,921)	20,436,980	43,974,954
Foreign currency transactions	—	(240)	125

Change in net unrealized appreciation (depreciation)	(49,231,921)	20,436,740	43,975,079

Net realized and unrealized gain (loss)	(9,311,168)	62,179,844	52,098,777

Net increase (decrease) in net assets resulting from operations	$(8,917,543)	$62,837,696	$52,498,884

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 2, 2009 (a) to December 31, 2009
From operations
Net investment income (loss)	$393,625	$657,852	$400,107
Net realized gain (loss) from investments and foreign currency transactions	39,920,753	41,743,104	8,123,698
Change in net unrealized appreciation (depreciation)	(49,231,921)	20,436,740	43,975,079

Net increase (decrease) in net assets resulting from operations	(8,917,543)	62,837,696	52,498,884

From unitholder transactions
Proceeds from units issued	22,369,157	21,127,031	275,621,690
Cost of units redeemed	(62,846,463)	(57,512,130)	(44,921,953)

Net increase (decrease) in net assets from unitholder transactions	(40,477,306)	(36,385,099)	230,699,737

Net increase (decrease) in net assets	(49,394,849)	26,452,597	283,198,621
Net Assets
Beginning of period	309,651,218	283,198,621	—

End of period	$260,256,369	$309,651,218	$283,198,621

Number of units
Outstanding-beginning of period	18,701,043	21,254,601	—
Issued	1,327,170	1,427,545	24,956,782
Redeemed	(3,755,951)	(3,981,103)	(3,702,181)

Outstanding-end of period	16,272,262	18,701,043	21,254,601

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 2, 2009(a) to December 31, 2009
Investment income†	$0.23	$0.22	$0.11
Expenses†,††	(0.21)	(0.19)	(0.09)

Net investment income (loss)	0.02	0.03	0.02
Net realized and unrealized gain (loss)	(0.59)	3.21	2.30

Net increase (decrease) in unit value	(0.57)	3.24	2.32
Net asset value at beginning of period	16.56	13.32	11.00

Net asset value at end of period	$15.99	$16.56	$13.32

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	1.25%	1.29%	1.44%
Ratio of net investment income (loss) to average net assets*	0.13%	0.23%	0.29%
Portfolio turnover**,†††	116%	104%	61%
Total return**	(3.44)%	24.32%	21.09%
Net assets at end of period (in thousands)	$260,256	$309,651	$283,199

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK—93.1%
BASIC MATERIALS—4.7%
Chemicals—2.2%
Agrium, Inc.	5,550	$372,461
Albemarle Corp.	3,075	158,393
Ashland, Inc.	9,200	525,872
Cabot Corp.	17,260	554,736
Celanese Corp., Class A	2,970	131,482
CF Industries Holdings, Inc.	3,100	449,438
Eastman Chemical Co.	10,600	414,036
FMC Corp.	6,850	589,374
Huntsman Corp.	20,690	206,900
Innophos Holdings, Inc.	8,750	424,900
OM Group, Inc.*	8,200	183,598
PolyOne Corp.(a)	13,300	153,615
RPM International, Inc.	23,480	576,434
Sensient Technologies Corp.(a)	25,680	973,272

		5,714,511

Forest Products & Paper—1.5%
Boise, Inc.	35,100	249,912
Buckeye Technologies, Inc.	34,250	1,145,320
Domtar Corp.	5,100	407,796
MeadWestvaco Corp.	19,450	582,528
P.H. Glatfelter Co.	39,245	554,139
Schweitzer-Mauduit International, Inc.	13,900	923,794

		3,863,489

Iron/Steel—0.6%
Allegheny Technologies, Inc.	13,920	665,376
Nucor Corp.	11,775	465,937
Schnitzer Steel Industries, Inc., Class A(a)	9,270	391,936

		1,523,249

Mining—0.4%
Globe Specialty Metals, Inc.	40,200	538,278
Horsehead Holding Corp.(a)*	67,728	610,229

		1,148,507

TOTAL BASIC MATERIALS (cost $11,307,047)		12,249,756

COMMUNICATIONS—6.4%
Internet—2.5%
Ancestry.com, Inc.(a)*	17,425	400,078

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Internet (Continued)
Baidu, Inc. ADR*	4,200	$489,174
BroadSoft, Inc.(a)*	23,799	718,730
Constant Contact, Inc.(a)*	34,997	812,280
Ctrip.com International Ltd. ADR(a)*	14,600	341,640
DealerTrack Holdings, Inc.(a)*	17,410	474,597
F5 Networks, Inc.*	5,450	578,354
LinkedIn Corp., Class A(a)*	3,700	233,137
ReachLocal, Inc.(a)*	12,916	79,821
Shutterfly, Inc.(a)*	17,300	393,748
Sina Corp.*	3,250	169,000
SPS Commerce, Inc.*	15,675	406,766
Symantec Corp.*	20,000	313,000
TripAdvisor, Inc.*	12,400	312,604
ValueClick, Inc.*	35,050	570,964
Youku.com, Inc. ADR(a)*	19,197	300,817

		6,594,710

Media—0.9%
CBS Corp., Class B (Non Voting)	11,875	322,288
Discovery Communications, Inc., Class A*	7,000	286,790
DISH Network Corp., Class A	14,400	410,112
Gannett Co., Inc.	18,500	247,345
Meredith Corp.	22,669	740,143
Scripps Networks Interactive, Inc., Class A	4,575	194,071

		2,200,749

Telecommunications—3.0%
Acme Packet, Inc.*	15,675	484,514
ADTRAN, Inc.(a)	8,200	247,312
Amdocs Ltd.*	5,000	142,650
Aruba Networks, Inc.(a)*	35,852	663,979
Black Box Corp.(a)	28,098	787,868
Crown Castle International Corp.*	14,830	664,384
Harris Corp.	9,100	327,964
IPG Photonics Corp.(a)*	13,375	453,012
JDS Uniphase Corp.*	13,900	145,116
NeuStar, Inc., Class A*	7,250	247,732
Oplink Communications, Inc.*	32,984	543,246
Plantronics, Inc.(a)	47,453	1,691,225

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Telecommunications (Continued)
Polycom, Inc.(a)*	11,100	$180,930
Premiere Global Services, Inc.*	18,119	153,469
Sycamore Networks, Inc.(a)*	41,188	737,265
Symmetricom, Inc.*	21,798	117,491
USA Mobility, Inc.	12,700	176,149

		7,764,306

TOTAL COMMUNICATIONS (cost $16,885,069)		16,559,765

CONSUMER, CYCLICAL—13.0%
Airlines—0.5%
Alaska Air Group, Inc.*	4,290	322,136
Copa Holdings S.A., Class A	6,717	394,086
SkyWest, Inc.	32,201	405,411
United Continental Holdings, Inc.*	10,740	202,664

		1,324,297

Apparel—0.5%
Gildan Activewear, Inc.(a)	18,400	345,736
Jones Group, Inc.(a)	60,300	636,165
Steven Madden Ltd.(a)*	6,525	225,113

		1,207,014

Auto Manufacturers—0.5%
Navistar International Corp.*	7,000	265,160
Tesla Motors, Inc.(a)*	7,500	214,200
Wabash National Corp.*	113,220	887,645

		1,367,005

Auto Parts & Equipment—1.2%
Autoliv, Inc.	8,400	449,316
BorgWarner, Inc.*	7,500	478,050
Cooper Tire & Rubber Co.	35,190	493,012
Lear Corp.	13,823	550,155
Standard Motor Products, Inc.(a)	14,200	284,710
Tenneco, Inc.(a)*	14,150	421,387
TRW Automotive Holdings Corp.*	10,900	355,340

		3,031,970

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Distribution/Wholesale—1.6%
Beacon Roofing Supply, Inc.*	25,140	$508,582
Fossil, Inc.*	6,150	488,064
Ingram Micro, Inc., Class A*	8,900	161,891
LKQ Corp.*	49,735	1,496,029
Owens & Minor, Inc.	26,710	742,271
Titan Machinery, Inc.*	11,975	260,217
WESCO International, Inc.*	7,160	379,551

		4,036,605

Home Builders—0.2%
Thor Industries, Inc.	23,781	652,313

		652,313

Home Furnishings—0.3%
Harman International Industries, Inc.	9,802	372,868
Whirlpool Corp.(a)	7,100	336,895

		709,763

Housewares—0.3%
Newell Rubbermaid, Inc.(a)	10,300	166,345
Toro Co.	9,950	603,567

		769,912

Leisure Time—0.3%
Harley-Davidson, Inc.	13,575	527,660
Life Time Fitness, Inc.(a)*	7,623	356,375

		884,035

Lodging—0.2%
Starwood Hotels & Resorts Worldwide, Inc.	7,670	367,930
Wyndham Worldwide Corp.(a)	6,200	234,546

		602,476

Retail—7.0%
Arcos Dorados Holdings, Inc., Class A	19,350	397,256
Ascena Retail Group, Inc.*	26,388	784,251
Bed Bath & Beyond, Inc.*	7,500	434,775
Best Buy Co., Inc.	9,400	219,678
Big Lots, Inc.*	8,300	313,408
Bob Evans Farms, Inc.	22,830	765,718
Brinker International, Inc.(a)	22,050	590,058

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Retail (Continued)
Buffalo Wild Wings, Inc.(a)*	175	$11,814
Cabela’s, Inc.*	10,275	261,190
CarMax, Inc.*	19,250	586,740
Casey’s General Stores, Inc.(a)	9,400	484,194
Cash America International, Inc.	8,820	411,277
Cheesecake Factory, Inc.(a)*	19,405	569,537
Chico’s FAS, Inc.(a)	12,700	141,478
Cracker Barrel Old Country Store, Inc.	15,799	796,428
Dick’s Sporting Goods, Inc.(a)	17,380	640,974
Dillard’s, Inc., Class A(a)	15,800	709,104
Dollar Tree, Inc.*	5,249	436,244
Express, Inc.*	8,500	169,490
Finish Line, Inc., Class A(a)	35,550	685,582
Foot Locker, Inc.	28,875	688,380
GameStop Corp., Class A*	7,500	180,975
Gap, Inc.	22,900	424,795
Jack in the Box, Inc.*	7,700	160,930
Jos. A. Bank Clothiers, Inc.*	7,853	382,912
Macy’s, Inc.	21,700	698,306
Michael Kors Holdings Ltd.*	1,200	32,700
MSC Industrial Direct Co., Inc., Class A	2,660	190,323
Nu Skin Enterprises, Inc., Class A(a)	13,523	656,812
O’Reilly Automotive, Inc.*	8,700	695,565
Pier 1 Imports, Inc.*	50,200	699,286
PVH Corp.	3,760	265,042
RadioShack Corp.(a)	12,100	117,491
Regis Corp.(a)	32,220	533,241
Rue21, Inc.(a)*	14,692	317,347
Ruth’s Hospitality Group, Inc.*	27,777	138,052
Signet Jewelers Ltd.	9,250	406,630
Stage Stores, Inc.	33,280	462,259
Starbucks Corp.	11,760	541,078
Stein Mart, Inc.(a)*	22,200	151,182
Texas Roadhouse, Inc.(a)	16,475	245,478
Tiffany & Co.	2,400	159,024
Tim Hortons, Inc.	6,540	316,667
Tractor Supply Co.	3,100	217,465
Vera Bradley, Inc.(a)*	7,975	257,194

		18,348,330

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Storage/Warehousing—0.3%
Mobile Mini, Inc.(a)*	37,457	$653,625

		653,625

Textiles—0.1%
Unifirst Corp.	2,900	164,546

		164,546

TOTAL CONSUMER, CYCLICAL (cost $30,330,766)		33,751,891

CONSUMER, NON-CYCLICAL—18.5%
Agriculture—0.3%
Archer-Daniels-Midland Co.	18,100	517,660
Lorillard, Inc.	1,550	176,700

		694,360

Beverages—0.7%
Coca-Cola Enterprises, Inc.	7,400	190,772
Constellation Brands, Inc., Class A(a)*	20,350	420,634
Green Mountain Coffee Roasters, Inc.(a)*	16,800	753,480
Hansen Natural Corp.*	4,000	368,560

		1,733,446

Biotechnology—0.8%
Cubist Pharmaceuticals, Inc.(a)*	7,150	283,283
Dendreon Corp.(a)*	33,150	251,940
Emergent Biosolutions, Inc.*	21,200	357,008
Human Genome Sciences, Inc.(a)*	53,420	394,774
Illumina, Inc.*	2,560	78,029
Myriad Genetics, Inc.*	13,075	273,790
Vertex Pharmaceuticals, Inc.*	11,550	383,576

		2,022,400

Commercial Services—6.2%
Acacia Research—Acacia Technologies(a)*	10,200	372,402
Advance America Cash Advance Centers, Inc.	35,400	316,830
Alliance Data Systems Corp.*	6,240	647,962
American Public Education, Inc.(a)*	14,228	615,788
American Reprographics Co.*	61,522	282,386
Barrett Business Services, Inc.	18,057	360,418
Capella Education Co.(a)*	4,825	173,941
CBIZ, Inc.*	67,830	414,441

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Commercial Services (Continued)
Chemed Corp.	13,760	$704,650
Convergys Corp.*	24,900	317,973
Corporate Executive Board Co.(a)	5,075	193,358
CoStar Group, Inc.*	5,730	382,363
Deluxe Corp.(a)	51,934	1,182,018
Forrester Research, Inc.(a)*	11,845	402,019
FTI Consulting, Inc.*	12,354	524,057
Grand Canyon Education, Inc.*	26,039	415,582
Green Dot Corp., Class A(a)*	14,200	443,324
Hertz Global Holdings, Inc.*	56,200	658,664
Huron Consulting Group, Inc.*	5,125	198,542
Korn/Ferry International*	38,871	663,139
MAXIMUS, Inc.	33,355	1,379,229
Moody’s Corp.	4,700	158,296
Quanta Services, Inc.*	15,130	325,900
Rent-A-Center, Inc.	16,742	619,454
Resources Connection, Inc.	40,641	430,388
Ritchie Bros. Auctioneers, Inc.(a)	29,048	641,380
Robert Half International, Inc.	22,550	641,773
Rollins, Inc.(a)	48,490	1,077,448
ServiceSource International, Inc.(a)*	15,957	250,365
Solar Cayman Ltd.(b)(c)*	33,700	—
Total System Services, Inc.	16,050	313,938
United Rentals, Inc.*	18,550	548,152
Verisk Analytics, Inc., Class A*	5,620	225,531
VistaPrint N.V.(a)*	13,270	406,062

		16,287,773

Food—2.0%
Cal-Maine Foods, Inc.(a)	2,174	79,503
Chiquita Brands International, Inc.*	16,000	133,440
ConAgra Foods, Inc.	5,600	147,840
Fresh Del Monte Produce, Inc.	13,500	337,635
Fresh Market, Inc.(a)*	15,700	626,430
Hain Celestial Group, Inc.*	16,700	612,222
Kroger Co.	7,900	191,338
Nash Finch Co.	29,477	863,087
Safeway, Inc.	26,100	549,144
Smithfield Foods, Inc.*	39,125	949,955

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Food (Continued)
United Natural Foods, Inc.*	16,962	$678,650

		5,169,244

Healthcare-Products—3.4%
Abaxis, Inc.(a)*	14,742	407,911
Align Technology, Inc.*	12,853	304,938
AngioDynamics, Inc.*	29,030	429,934
Cepheid, Inc.(a)*	25,008	860,525
Cooper Cos., Inc.	5,420	382,218
Edwards Lifesciences Corp.*	1,640	115,948
Endologix, Inc.(a)*	4,434	50,902
Hansen Medical, Inc.(a)*	75,038	193,598
Insulet Corp.(a)*	12,700	239,141
Intuitive Surgical, Inc.*	2,300	1,064,923
Medical Action Industries, Inc.*	11,982	62,666
Medtox Scientific, Inc.*	8,274	116,250
Meridian Bioscience, Inc.(a)	25,980	489,463
NuVasive, Inc.*	31,864	401,168
STERIS Corp.(a)	13,900	414,498
Symmetry Medical, Inc.*	65,274	521,539
Techne Corp.	6,600	450,516
Volcano Corp.*	15,450	367,556
West Pharmaceutical Services, Inc.(a)	22,300	846,285
Zimmer Holdings, Inc.(a)*	8,800	470,096
Zoll Medical Corp.*	9,950	628,641

		8,818,716

Healthcare-Services—2.2%
Aetna, Inc.	14,200	599,098
Amsurg Corp.*	23,031	599,727
Bio-Reference Labs, Inc.(a)*	23,144	376,553
CIGNA Corp.	13,025	547,050
DaVita, Inc.(a)*	2,350	178,154
Health Management Associates, Inc., Class A*	73,500	541,695
Health Net, Inc.*	22,375	680,647
IPC The Hospitalist Co., Inc.(a)*	14,506	663,214
Kindred Healthcare, Inc.*	57,228	673,574
Mednax, Inc.*	14,185	1,021,462

		5,881,174

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Household Products/Wares—0.2%
American Greetings Corp., Class A	8,100	$101,331
Ennis, Inc.(a)	33,984	453,007

		554,338

Pharmaceuticals—2.7%
Cardinal Health, Inc.	18,550	753,315
Catalyst Health Solutions, Inc.*	5,730	297,960
Endo Pharmaceuticals Holdings, Inc.*	6,400	220,992
Herbalife Ltd.	9,950	514,116
Ironwood Pharmaceuticals, Inc.(a)*	11,550	138,253
Jazz Pharmaceuticals, Inc.*	5,250	202,808
McKesson Corp.	2,100	163,611
Medicis Pharmaceutical Corp., Class A	26,280	873,810
Mylan, Inc.(a)*	27,050	580,493
Neogen Corp.(a)*	15,564	476,881
Par Pharmaceutical Cos., Inc.*	11,700	382,941
Perrigo Co.	3,170	308,441
Questcor Pharmaceuticals, Inc.(a)*	11,450	476,091
Salix Pharmaceuticals Ltd.(a)*	4,175	199,774
Shire PLC ADR	6,030	626,517
SXC Health Solutions Corp.*	2,970	167,746
Watson Pharmaceuticals, Inc.*	11,700	705,978

		7,089,727

TOTAL CONSUMER, NON-CYCLICAL (cost $44,412,526)		48,251,178

ENERGY—6.1%
Oil & Gas—3.8%
Berry Petroleum Co., Class A(a)	27,543	1,157,357
Cabot Oil & Gas Corp.	4,700	356,730
Callon Petroleum Co.*	49,786	247,436
Carrizo Oil & Gas, Inc.*	17,625	464,419
Comstock Resources, Inc.*	48,290	738,837
Concho Resources, Inc.*	6,540	613,125
Continental Resources, Inc.(a)*	6,750	450,292
Energen Corp.	16,475	823,750
Goodrich Petroleum Corp.(a)*	58,235	799,567
Hess Corp.	9,400	533,920
InterOil Corp.(a)*	6,340	324,164
Kodiak Oil & Gas Corp.(a)*	12,370	117,515

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
ENERGY (Continued)
Oil & Gas (Continued)
Murphy Oil Corp.	9,200	$512,808
Parker Drilling Co.*	32,507	233,075
Quicksilver Resources, Inc.(a)*	87,114	584,535
Stone Energy Corp.*	17,300	456,374
Unit Corp.*	5,300	245,920
Valero Energy Corp.	34,375	723,594
W&T Offshore, Inc.(a)	16,400	347,844
Western Refining, Inc.(a)*	19,125	254,171

		9,985,433

Oil & Gas Services—2.2%
CARBO Ceramics, Inc.	3,750	462,488
Complete Production Services, Inc.*	7,500	251,700
Core Laboratories N.V.	8,300	945,785
FMC Technologies, Inc.*	14,000	731,220
Lufkin Industries, Inc.(a)	9,788	658,830
Oceaneering International, Inc.	15,300	705,789
Oil States International, Inc.*	10,000	763,700
Superior Energy Services, Inc.(a)*	30,145	857,324
Tesco Corp.(a)*	22,217	280,823

		5,657,659

Pipelines—0.1%
Spectra Energy Corp.	9,700	298,275

		298,275

TOTAL ENERGY (cost $14,872,315)		15,941,367

FINANCIAL—19.0%
Banks—4.6%
Banco Latinoamericano de Comercio Exterior S.A., Class E	24,400	391,620
BancorpSouth, Inc.	14,838	163,515
Bank of Hawaii Corp.	15,602	694,133
Bank of the Ozarks, Inc.(a)	16,100	477,043
BBCN Bancorp, Inc.*	52,329	494,509
Cass Information Systems, Inc.(a)	9,929	361,324
Community Bank System, Inc.(a)	46,562	1,294,424
Cullen/Frost Bankers, Inc.	10,705	566,402
Fifth Third Bancorp	92,925	1,182,006
FNB Corp.	44,950	508,385

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Banks (Continued)
Fulton Financial Corp.(a)	75,130	$737,025
Huntington Bancshares, Inc.	38,600	211,914
International Bancshares Corp.(a)	11,500	210,852
KeyCorp	144,950	1,114,666
PNC Financial Services Group, Inc.	6,500	374,855
State Street Corp.	15,875	639,921
SVB Financial Group*	3,276	156,232
Trustmark Corp.(a)	45,583	1,107,211
Westamerica Bancorporation(a)	17,170	753,763
Wintrust Financial Corp.(a)	20,310	569,695

		12,009,495

Diversified Financial Services—4.0%
AerCap Holdings N.V.(a)*	34,737	392,181
Aircastle Ltd.	19,700	250,584
Ameriprise Financial, Inc.	12,900	640,356
Discover Financial Services	46,350	1,112,400
Encore Capital Group, Inc.*	9,775	207,816
Financial Engines, Inc.(a)*	33,940	757,880
GFI Group, Inc.	41,000	168,920
Invesco Ltd.	34,300	689,087
Investment Technology Group, Inc.*	36,359	393,041
Jefferies Group, Inc.(a)	12,800	176,000
Knight Capital Group, Inc., Class A*	28,555	337,520
MarketAxess Holdings, Inc.	1,600	48,176
National Financial Partners Corp.*	28,000	378,560
Nelnet, Inc., Class A	13,800	337,686
Portfolio Recovery Associates, Inc.(a)*	8,529	575,878
Raymond James Financial, Inc.	40,055	1,240,103
SLM Corp.	61,650	826,110
T. Rowe Price Group, Inc.	13,270	755,726
Waddell & Reed Financial, Inc., Class A	18,241	451,830
WisdomTree Investments, Inc.(a)*	54,375	328,969
World Acceptance Corp.*	3,865	284,077

		10,352,900

Insurance—5.5%
ACE Ltd.	9,950	697,694
Allied World Assurance Co. Holdings A.G.	3,000	188,790

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Insurance (Continued)
Allstate Corp.	10,600	$290,546
Alterra Capital Holdings Ltd.	35,300	834,139
American Equity Investment Life Holding Co.(a)	105,914	1,101,506
American Financial Group, Inc.	15,200	560,728
Arthur J. Gallagher & Co.	4,790	160,178
Chubb Corp.	4,000	276,880
Delphi Financial Group, Inc., Class A	8,476	375,487
Donegal Group, Inc., Class A	17,722	250,944
Endurance Specialty Holdings Ltd.(a)	34,250	1,310,062
FBL Financial Group, Inc., Class A	12,314	418,922
Global Indemnity PLC*	500	9,915
Hanover Insurance Group, Inc.	6,300	220,185
Hartford Financial Services Group, Inc.(a)	27,500	446,875
HCC Insurance Holdings, Inc.	28,614	786,885
Horace Mann Educators Corp.	13,800	189,198
Infinity Property & Casualty Corp.	314	17,816
Kemper Corp.	13,150	384,111
Lincoln National Corp.	38,525	748,155
Marsh & McLennan Cos., Inc.	17,300	547,026
Montpelier Re Holdings Ltd.	12,400	220,100
Platinum Underwriters Holdings Ltd.	17,010	580,211
Protective Life Corp.(a)	39,210	884,578
StanCorp Financial Group, Inc.(a)	15,100	554,925
Tower Group, Inc.(a)	43,241	872,171
Unum Group	24,300	512,001
Validus Holdings Ltd.	6,187	194,890
XL Group PLC	38,875	768,559

		14,403,477

Investment Companies—0.4%
Ares Capital Corp.	41,864	646,799
Solar Capital Ltd.	14,243	314,628

		961,427

Real Estate—0.0%
CBRE Group, Inc.*	8,800	133,936

		133,936

Real Estate Investment Trusts—4.4%
American Campus Communities, Inc.(a)	12,050	505,618

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Real Estate Investment Trusts (Continued)
Annaly Capital Management, Inc.	34,650	$553,014
BioMed Realty Trust, Inc.	30,100	544,208
Brandywine Realty Trust(a)	154,235	1,465,232
Capstead Mortgage Corp.(a)	20,100	250,044
CBL & Associates Properties, Inc.(a)	85,350	1,339,995
Chimera Investment Corp.	48,100	120,731
CommonWealth REIT	14,900	247,936
DuPont Fabros Technology, Inc.(a)	13,025	315,466
Equity Lifestyle Properties, Inc.(a)	8,750	583,538
First Potomac Realty Trust(a)	54,170	706,919
Glimcher Realty Trust	65,416	601,827
Government Properties Income Trust	19,740	445,137
Home Properties, Inc.	12,265	706,096
Hospitality Properties Trust	24,900	572,202
LTC Properties, Inc.	17,250	532,335
Medical Properties Trust, Inc.	59,297	585,261
Omega Healthcare Investors, Inc.	41,955	811,829
Parkway Properties, Inc.	31,449	310,087
Two Harbors Investment Corp.	19,400	179,256

		11,376,731

Savings & Loans—0.1%
Astoria Financial Corp.(a)	42,910	364,306

		364,306

TOTAL FINANCIAL (cost $48,218,762)		49,602,272

INDUSTRIAL—11.5%
Aerospace/Defense—1.5%
Aerovironment, Inc.*	10,790	339,562
Alliant Techsystems, Inc.	8,300	474,428
BE Aerospace, Inc.*	11,960	462,972
Cubic Corp.(a)	4,400	191,796
Curtiss-Wright Corp.(a)	10,600	374,498
Ducommun, Inc.	10,526	134,206
Exelis, Inc.	5,600	50,680
L-3 Communications Holdings, Inc.	9,200	613,456
Northrop Grumman Corp.	6,100	356,728
Raytheon Co.	10,000	483,800
Triumph Group, Inc.(a)	9,045	528,680

		4,010,806

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Building Materials—0.1%
Owens Corning*	13,225	$379,822

		379,822

Electrical Components & Equipment—0.7%
AMETEK, Inc.	12,550	528,355
Belden, Inc.(a)	14,840	493,875
EnerSys*	26,431	686,413
Universal Display Corp.(a)*	3,550	130,250

		1,838,893

Electronics—2.3%
Benchmark Electronics, Inc.*	23,753	319,953
CTS Corp.(a)	75,449	694,131
Cymer, Inc.(a)*	3,700	184,112
FARO Technologies, Inc.(a)*	9,060	416,760
Gentex Corp.(a)	22,787	674,267
Jabil Circuit, Inc.	7,200	141,552
National Instruments Corp.	32,815	851,549
Park Electrochemical Corp.(a)	38,567	988,087
Plexus Corp.*	8,423	230,622
TE Connectivity Ltd.	16,200	499,122
Tech Data Corp.*	3,700	182,817
Thomas & Betts Corp.*	11,924	651,050
Vishay Intertechnology, Inc.(a)*	22,700	204,073

		6,038,095

Engineering & Construction—1.1%
Aegion Corp.*	13,627	209,038
Chicago Bridge & Iron Co. N.V. (Registered)	11,960	452,088
EMCOR Group, Inc.(a)	6,200	166,222
Granite Construction, Inc.	11,211	265,925
KBR, Inc.	20,925	583,180
McDermott International, Inc.*	22,300	256,673
Tutor Perini Corp.*	49,442	610,114
URS Corp.*	10,000	351,200

		2,894,440

Environmental Control—0.2%
Waste Connections, Inc.	14,830	491,466

		491,466

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Hand/Machine Tools—0.4%
Franklin Electric Co., Inc.(a)	20,956	$912,843

		912,843

Machinery—Diversified—0.4%
AGCO Corp.*	8,300	356,651
Rockwell Automation, Inc.	8,000	586,960

		943,611

Metal Fabricate/Hardware—0.5%
Dynamic Materials Corp.	17,326	342,709
Timken Co.	24,575	951,298

		1,294,007

Miscellaneous Manufacturing—1.2%
A.O. Smith Corp.(a)	17,720	710,926
Brink’s Co.(a)	26,350	708,288
Cooper Industries PLC	6,500	351,975
Eaton Corp.	11,700	509,301
ITT Corp.	2,800	54,124
Pall Corp.	3,070	175,451
Polypore International, Inc.(a)*	12,575	553,174

		3,063,239

Packaging & Containers—0.5%
Crown Holdings, Inc.(a)*	6,650	223,307
Greif, Inc., Class A	7,472	340,350
Owens-Illinois, Inc.*	8,700	168,606
Rock-Tenn Co., Class A	3,000	173,100
Sonoco Products Co.	15,180	500,333

		1,405,696

Shipbuilding—0.0%
Huntington Ingalls Industries, Inc.(a)*	1,016	31,780

		31,780

Transportation—2.3%
Air Transport Services Group, Inc.*	18,529	87,457
Bristow Group, Inc.(a)	30,011	1,422,221
C.H. Robinson Worldwide, Inc.(a)	7,350	512,883
Celadon Group, Inc.	21,551	254,517
Echo Global Logistics, Inc.(a)*	21,083	340,490
Expeditors International of Washington, Inc.	12,100	495,616
Forward Air Corp.(a)	9,520	305,116

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Transportation (Continued)
HUB Group, Inc., Class A(a)*	8,400	$272,412
Ryder System, Inc.	15,475	822,342
Scorpio Tankers, Inc.(a)*	48,518	237,253
Teekay Tankers Ltd., Class A(a)	29,350	103,312
Tidewater, Inc.	15,200	749,360
UTi Worldwide, Inc.	10,900	144,861
Vitran Corp., Inc.(a)*	20,556	118,403

		5,866,243

Trucking & Leasing—0.3%
GATX Corp.(a)	16,235	708,820

		708,820

TOTAL INDUSTRIAL (cost $28,670,331)		29,879,761

TECHNOLOGY—9.3%
Computers—1.9%
CACI International, Inc., Class A*	9,134	510,773
Cadence Design Systems, Inc.(a)*	54,150	563,160
Computer Sciences Corp.	4,400	104,280
Echelon Corp.(a)*	34,163	166,374
Fusion-io, Inc.(a)*	4,886	118,241
IHS, Inc., Class A*	7,250	624,660
MICROS Systems, Inc.(a)*	7,260	338,171
Mitek Systems, Inc.*	28,896	209,496
SanDisk Corp.*	7,625	375,226
Seagate Technology PLC	54,725	897,490
Stratasys, Inc.(a)*	9,643	293,244
Teradata Corp.*	5,100	247,401
Western Digital Corp.*	17,325	536,209

		4,984,725

Office/Business Equipment—0.1%
Xerox Corp.	19,000	151,240

		151,240

Semiconductors—2.6%
ARM Holdings PLC ADR(a)	25,381	702,292
Avago Technologies Ltd.	12,880	371,717
Cabot Microelectronics Corp.(a)*	11,555	545,974
Cavium, Inc.*	29,275	832,288

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Semiconductors (Continued)
Fairchild Semiconductor International, Inc.*	44,300	$533,372
Inphi Corp.(a)*	45,775	547,469
Integrated Silicon Solution, Inc.*	26,582	242,959
International Rectifier Corp.*	12,060	234,205
KLA-Tencor Corp.	7,700	371,525
Mellanox Technologies Ltd.(a)*	7,050	229,055
Micron Technology, Inc.*	28,100	176,749
Power Integrations, Inc.	13,520	448,323
Rovi Corp.(a)*	9,800	240,884
Semtech Corp.(a)*	29,980	744,104
Standard Microsystems Corp.*	6,509	167,737
Teradyne, Inc.(a)*	32,725	446,042

		6,834,695

Software—4.7%
Allscripts Healthcare Solutions, Inc.*	26,005	492,535
American Software, Inc., Class A	49,265	465,554
Ariba, Inc.*	6,850	192,348
athenahealth, Inc.(a)*	17,967	882,539
Autodesk, Inc.*	4,600	139,518
Blackbaud, Inc.	21,570	597,489
Cerner Corp.*	3,100	189,875
Check Point Software Technologies Ltd.*	5,930	311,562
Citrix Systems, Inc.*	2,560	155,443
Concur Technologies, Inc.(a)*	12,585	639,192
Digi International, Inc.(a)*	38,015	424,247
Ebix, Inc.(a)	35,474	783,975
Electronic Arts, Inc.*	26,225	540,235
InnerWorkings, Inc.(a)*	75,927	706,880
Intuit, Inc.	8,180	430,186
Pegasystems, Inc.(a)	10,769	316,609
QLIK Technologies, Inc.(a)*	31,043	751,241
Quality Systems, Inc.(a)	8,957	331,319
Rosetta Stone, Inc.(a)*	29,430	224,551
Salesforce.com, Inc.*	6,450	654,417
SciQuest, Inc.*	16,095	229,676
SuccessFactors, Inc.*	12,950	516,317
Ultimate Software Group, Inc.(a)*	17,030	1,108,994
VeriFone Systems, Inc.*	5,300	188,256

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Software (Continued)
Verint Systems, Inc.*	14,321	$394,400
VMware, Inc., Class A(a)*	5,600	465,864

		12,133,222

TOTAL TECHNOLOGY (cost $21,084,934)		24,103,882

UTILITIES—4.6%
Electric—3.4%
American Electric Power Co., Inc.	14,600	603,126
Avista Corp.(a)	15,900	409,425
CMS Energy Corp.	41,575	917,976
Edison International	5,800	240,120
Empire District Electric (The) Co.	15,170	319,935
EnerNOC, Inc.(a)*	9,624	104,613
Entergy Corp.	10,400	759,720
FirstEnergy Corp.	20,200	894,860
GenOn Energy, Inc.*	39,400	102,834
Hawaiian Electric Industries, Inc.	19,327	511,779
Portland General Electric Co.	73,376	1,855,679
PPL Corp.	34,275	1,008,370
Public Service Enterprise Group, Inc.	9,300	306,993
TECO Energy, Inc.(a)	9,800	187,572
UIL Holdings Corp.(a)	18,310	647,624

		8,870,626

Gas—0.9%
Atmos Energy Corp.	19,814	660,797
NiSource, Inc.(a)	29,700	707,157
South Jersey Industries, Inc.(a)	11,200	636,272
UGI Corp.	13,100	385,140

		2,389,366

Water—0.3%
American Water Works Co., Inc.	23,550	750,303

		750,303

TOTAL UTILITIES (cost $10,797,103)		12,010,295

TOTAL COMMON STOCK (cost $226,578,853)		242,350,167

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—17.3%
Collective Investment Fund—4.7%
SSgA S&P MidCap Index Non-Lending Series Fund, Class A	371,768	$12,347,154

Cash Collateral Pool—12.6%
ABA Members Collateral Fund(d)	33,416,793	32,737,095

TOTAL INVESTMENT FUNDS (cost $45,675,550)		45,084,249

	Units	Value
SHORT-TERM INVESTMENTS—3.1%
Affiliated Funds—3.1%

Northern Trust Global Investments—Collective Short-Term Investment Fund(e)	8,045,895	$8,045,895

TOTAL SHORT-TERM INVESTMENTS (cost $8,045,895)		8,045,895

TOTAL INVESTMENTS—113.5%
(cost $ 280,300,298)		295,480,311
Liabilities Less Other Assets—(13.5)%		(35,223,942)

NET ASSETS—100.0%		$260,256,369

(a)	All or a portion of security is on loan.
(b)	Security is exempt from registration under rule 144A of the securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors.
(c)	Security has been deemed worthless by the Northern Trust Investments Valuation Committee.
(d)	Represents security purchased with cash collateral received for securities on loan.
(e)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Assets and Liabilities

	December 31, 2011		December 31, 2010
Assets
Investments, at value (cost $135,743,316 and $140,011,607, respectively)	$130,246,755	(a)	$159,857,822	(b)
Investments in collective investment funds, at value (cost $12,799,577 and $16,297,602, respectively)	12,443,938		16,696,553
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $4,059,329 and $3,830,446 and units of 4,059,329 and 3,830,446, respectively)	4,059,329		3,830,446
Foreign currency, at value (cost $252,967 and $491,659, respectively)	252,216		515,235
Receivable for investments sold	550,909		384,883
Receivable for fund units sold	190,244		—
Interest and dividends receivable	219,848		151,178
Unrealized appreciation of forward currency exchange contracts	—		44
Tax reclaims receivable	316,123		397,033
Other assets	5,782		—

Total assets	148,285,144		181,833,194

Liabilities
Payable for cash collateral received on securities loaned	5,118,463		9,120,065
Payable for investments purchased	1,909,294		89,105
Payable for fund units redeemed	—		349,987
Unrealized depreciation of forward currency exchange contracts	—		130
Investment advisory fee payable	59,455		68,776
ING—program fee payable	62,863		70,586
Trustee, management and administration fees payable	11,128		12,265
ABA Retirement Funds—program fee payable	9,020		9,974
Other accruals	62,740		39,805

Total liabilities	7,232,963		9,760,693

Net Assets (equivalent to $24.41 and $27.30 per unit based on 5,779,527 and 6,302,196 units outstanding, respectively)	$141,052,181		$172,072,501

(a)	Includes securities on loan with a value of $4,876,357 (See Note 5).
(b)	Includes securities on loan with a value of $8,869,194.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Investment income
Dividends (net of foreign tax expense of $302,530, $73,474 and $269,045, respectively)	$4,850,195	$4,262,828	$4,432,764
Interest	—	8,761	—
Interest—affiliated issuers	7,800	1,124	—
Securities lending income, net	90,598	56,878	128,702

Total investment income	4,948,593	4,329,591	4,561,466

Expenses
ING—program fee	861,415	829,196	540,141
Trustee, management and administration fees	148,836	149,990	154,053
Investment advisory fee	796,168	776,515	897,584
ABA Retirement Funds—program fee	121,505	116,913	91,907
State Street Global Markets—transition management	—	—	62,103
Legal and audit fees	65,142	74,880	83,410
Compliance consultant fees	23,664	53,502	53,094
Reports to unitholders	1,428	22,338	53,686
Registration fees	30,299	21,491	10,621
Other fees	10,694	16,122	44,110

Total expenses	2,059,151	2,060,947	1,990,709

Net investment income (loss)	2,889,442	2,268,644	2,570,757

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	5,997,594	12,657,480	(39,082,612)
Foreign currency transactions	150,920	(254,775)	1,080,605

Net realized gain (loss)	6,148,514	12,402,705	(38,002,007)

Change in net unrealized appreciation (depreciation) on:
Investments	(26,097,366)	50,781	79,002,676
Foreign currency transactions	(88,464)	41,675	48,691

Change in net unrealized appreciation (depreciation)	(26,185,830)	92,456	79,051,367

Net realized and unrealized gain (loss)	(20,037,316)	12,495,161	41,049,360

Net increase (decrease) in net assets resulting from operations	$(17,147,874)	$14,763,805	$43,620,117

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
From operations
Net investment income (loss)	$2,889,442	$2,268,644	$2,570,757
Net realized gain (loss) from investments and foreign currency transactions	6,148,514	12,402,705	(38,002,007)
Change in net unrealized appreciation (depreciation)	(26,185,830)	92,456	79,051,367

Net increase (decrease) in net assets resulting from operations	(17,147,874)	14,763,805	43,620,117

From unitholder transactions
Proceeds from units issued	22,606,220	27,211,757	30,122,425
Cost of units redeemed	(36,478,666)	(35,430,998)	(42,174,988)

Net increase (decrease) in net assets from unitholder transactions	(13,872,446)	(8,219,241)	(12,052,563)

Net increase (decrease) in net assets	(31,020,320)	6,544,564	31,567,554
Net Assets
Beginning of year	172,072,501	165,527,937	133,960,383

End of year	$141,052,181	$172,072,501	$165,527,937

Number of units
Outstanding-beginning of year	6,302,196	6,644,427	7,265,059
Issued	838,872	1,094,527	1,469,909
Redeemed	(1,361,541)	(1,436,758)	(2,090,541)

Outstanding-end of year	5,779,527	6,302,196	6,644,427

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2011	2010	2009	2008	2007
Investment income†	$0.82	$0.67	$0.66	$1.27	$1.06
Expenses†,††	(0.34)	(0.32)	(0.29)	(0.31)	(0.36)

Net investment income (loss)	0.48	0.35	0.37	0.96	0.70
Net realized and unrealized gain (loss)	(3.37)	2.04	6.10	(16.45)	2.07

Net increase (decrease) in unit value	(2.89)	2.39	6.47	(15.49)	2.77
Net asset value at beginning of year	27.30	24.91	18.44	33.93	31.16

Net asset value at end of year	$24.41	$27.30	$24.91	$18.44	$33.93

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	1.27%	1.29%	1.37%	1.13%	1.08%
Ratio of net investment income (loss) to average net assets	1.78%	1.42%	1.77%	3.45%	2.12%
Portfolio turnover†††	45%	102%	160%	33%	30%
Total return	(10.59)%	9.59%	35.09%	(45.65)%	8.89%
Net assets at end of year (in thousands)	$141,052	$172,073	$165,528	$133,960	$309,162

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK—91.8%
Australia—2.5%
Bank of Queensland Ltd.(a)	23,500	$175,304
Goodman Fielder Ltd.(a)	234,599	104,197
GrainCorp Ltd.	12,500	100,240
Incitec Pivot Ltd.	161,312	511,591
Macquarie Group Ltd.	4,400	106,901
Metcash Ltd.	51,500	212,546
National Australia Bank Ltd.(a)	15,800	376,502
Newcrest Mining Ltd.	12,835	388,635
OneSteel Ltd.	122,500	87,738
Pacific Brands Ltd.	191,000	107,199
QR National Ltd.(a)	74,602	260,465
Rio Tinto Ltd.(a)	3,000	185,599
Spotless Group Ltd.	104,500	254,642
St. Barbara Ltd.*	59,600	118,309
TABCORP Holdings Ltd.	24,900	69,422
Telstra Corp. Ltd.	77,700	264,358
Westpac Banking Corp.(a)	8,600	175,462

		3,499,110

Austria—0.3%
OMV A.G.	8,100	246,026
Voestalpine A.G.	3,900	109,737
Wienerberger A.G.	13,280	119,703

		475,466

Belgium—2.1%
AGFA-Gevaert N.V.*	23,000	36,592
Anheuser-Busch InBev N.V.	37,807	2,309,021
Anheuser-Busch InBev N.V. ADR	5,500	335,445
Delhaize Group S.A.	3,900	218,677
KBC Groep N.V.	4,400	55,249

		2,954,984

Brazil—1.1%
Banco Bradesco S.A.	17,580	238,359
Tele Norte Leste Participacoes S.A.	5,700	65,579
Tractebel Energia SA	27,600	443,316
Weg S.A.	84,800	853,797

		1,601,051

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
Canada—1.6%
Agrium, Inc.	11,795	$791,563
Cenovus Energy, Inc.	12,490	414,705
Encana Corp.	15,800	292,930
Lundin Mining Corp.*	76,220	289,504
Precision Drilling Corp.*	18,300	187,758
Yamana Gold, Inc.(a)	17,590	258,397

		2,234,857

China—0.6%
China Telecom Corp. Ltd., Class H	1,252,000	709,881
Mindray Medical International Ltd. ADR(a)	7,800	199,992

		909,873

Czech—0.2%
CEZ A.S.	6,390	254,226

Denmark—0.1%
Novo Nordisk A/S, Class B	1,600	184,074

Finland—0.5%
Huhtamaki OYJ(a)	16,900	199,846
Nokia OYJ(a)	96,430	465,988

		665,834

France—5.9%
Air Liquide S.A.	2,642	326,522
Alstom S.A.	8,350	251,813
AXA S.A.	14,600	188,161
BNP Paribas S.A.	12,202	477,696
Bouygues S.A.	2,961	92,905
Carrefour S.A.	18,270	415,259
Ciments Francais S.A.	1,500	115,701
Credit Agricole S.A.	23,900	134,472
France Telecom S.A.	9,500	148,676
L’Oreal S.A.	2,990	312,040
Peugeot SA	6,600	102,920
Safran S.A.	10,648	318,281
Sanofi	26,264	1,921,806
Schneider Electric S.A.	5,881	307,353
SCOR S.E.	7,700	179,416
Societe Generale S.A.	3,035	67,360
Technip S.A.	3,645	340,680

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
France (Continued)
Total S.A.	38,980	$1,989,622
Vivendi S.A.	26,800	585,085

		8,275,768

Germany—5.8%
Adidas A.G.	9,540	620,532
Allianz S.E. (Registered)	13,780	1,316,994
BASF S.E.	12,750	889,220
Bayerische Motoren Werke A.G.	6,900	461,311
Daimler A.G. (Registered)	6,850	300,696
Deutsche Bank A.G. (Registered)	5,800	219,225
E.ON A.G.	38,740	832,782
Fresenius Medical Care A.G. & Co. KGaA	4,112	279,401
Hannover Rueckversicherung A.G. (Registered)	3,300	163,686
Henkel A.G. & Co. KGaA	5,500	266,230
Merck KGaA	2,400	239,267
Metro A.G.	5,700	208,034
MTU Aero Engines Holding A.G.	1,000	63,986
Muenchener Rueckversicherungs A.G. (Registered)	1,800	220,792
RWE A.G.	4,200	147,139
SAP A.G.	6,320	334,167
Siemens A.G. (Registered)	5,340	510,732
Siemens A.G. ADR	3,200	305,952
Symrise A.G.	15,700	418,989
ThyssenKrupp A.G.	5,000	114,458
Volkswagen A.G.	2,300	308,352

		8,221,945

Greece—0.8%
Coca Cola Hellenic Bottling Co. S.A.*	57,258	981,085
Public Power Corp. S.A.	14,200	69,630
Titan Cement Co. S.A.	5,700	85,355

		1,136,070

Hong Kong—3.3%
AIA Group Ltd.	397,800	1,239,770
BOC Hong Kong Holdings Ltd.	118,000	278,196
Chaoda Modern Agriculture Holdings Ltd.	182,000	—
Cheung Kong Holdings Ltd.	31,001	367,294
Citic Pacific Ltd.	79,000	141,628
Henderson Land Development Co. Ltd.	47,000	232,684

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
Hong Kong (Continued)
Hong Kong & China Gas Co. Ltd.	570,300	$1,321,094
Johnson Electric Holdings Ltd.	110,000	60,662
Kingboard Chemical Holdings Ltd.	45,500	134,885
Power Assets Holdings Ltd.	45,000	332,774
Singamas Container Holdings Ltd.	568,000	107,354
SJM Holdings Ltd.	154,000	249,735
Yue Yuen Industrial Holdings Ltd.	44,500	140,576

		4,606,652

Indonesia—0.7%
Telekomunikasi Indonesia Tbk PT	642,000	498,932
Telekomunikasi Indonesia Tbk PT ADR	15,587	479,144

		978,076

Ireland—1.4%
Charter International PLC	13,800	202,435
Covidien PLC	20,080	903,801
CRH PLC	29,070	577,140
DCC PLC	4,300	101,518
Shire PLC ADR	1,200	124,680

		1,909,574

Israel—0.5%
Bank Hapoalim BM	67,600	220,656
Check Point Software Technologies Ltd.*	6,700	352,018
Israel Discount Bank Ltd., Class A*	99,840	133,830

		706,504

Italy—1.0%
Enel S.p.A.	172,050	697,230
ENI S.p.A.	20,500	423,448
Finmeccanica S.p.A.(a)	20,300	74,856
Telecom Italia S.p.A.	161,800	172,767

		1,368,301

Japan—14.9%
Amada Co. Ltd.	38,566	243,902
Astellas Pharma, Inc.	6,900	280,364
Bank of Yokohama Ltd.	212,980	1,006,340
Bridgestone Corp.	7,300	165,243
Canon, Inc.	17,786	787,023

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
COMSYS Holdings Corp.	23,600	$247,493
Daikin Industries Ltd.	8,300	226,920
FANUC Corp.	1,200	183,423
Fuji Seal International, Inc.	11,500	208,017
FUJIFILM Holdings Corp.	11,000	260,172
Geo Holdings Corp.(a)	200	207,518
Heiwa Corp.	7,200	124,062
Hitachi Ltd. ADR	9,400	490,116
Honda Motor Co. Ltd.	9,100	277,120
Inpex Corp.	140	880,415
Itochu Techno-Solutions Corp.	4,400	197,411
JFE Shoji Holdings, Inc.	65,000	270,765
J-Oil Mills, Inc.	51,000	145,749
Kaken Pharmaceutical Co. Ltd.	19,000	252,642
Kaneka Corp.	36,000	191,599
KDDI Corp.	70	450,628
Keihin Corp.	11,900	196,661
Keiyo Bank Ltd.	31,000	153,623
Keyence Corp.	1,369	329,791
Kissei Pharmaceutical Co. Ltd.	200	4,120
Lawson, Inc.	4,600	287,068
Marubeni Corp.	44,000	267,602
Matsumotokiyoshi Holdings Co. Ltd.(a)	8,900	180,228
Miraca Holdings, Inc.	3,600	143,424
Mitsubishi Corp.	31,043	625,993
Mitsubishi UFJ Financial Group, Inc.	81,300	344,899
Mitsui & Co. Ltd.	46,000	714,076
Mitsui Fudosan Co. Ltd.	20,000	291,078
Mizuho Financial Group, Inc.	98,200	132,525
Morinaga Milk Industry Co. Ltd.	40,000	155,036
MS&AD Insurance Group Holdings	21,061	389,671
Nihon Kohden Corp.	8,700	214,480
Nintendo Co. Ltd.	3,950	544,544
Nippon Electric Glass Co. Ltd.	14,000	139,093
Nippon Flour Mills Co. Ltd.	49,000	216,356
Nippon Telegraph & Telephone Corp.	17,600	893,856
Nishi-Nippon City Bank Ltd.	76,000	218,536
Nissan Motor Co. Ltd.	40,000	359,028
Nissan Shatai Co. Ltd.(b)	23,000	223,346
Nisshin Oillio Group Ltd.(a)	5,000	21,492

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
NKSJ Holdings, Inc.	23,285	$456,183
Nomura Research Institute Ltd.	5,800	130,988
NS Solutions Corp.	6,800	135,376
NTT DoCoMo, Inc.	440	808,419
ORIX Corp.	1,900	156,628
Osaka Gas Co. Ltd.	51,000	201,216
Sankyu, Inc.	46,000	173,728
Sapporo Hokuyo Holdings, Inc.	49,500	177,357
Secom Co. Ltd.	9,683	446,290
Sega Sammy Holdings, Inc.	8,500	183,462
Sekisui House Ltd.	32,000	283,323
Showa Shell Sekiyu K.K.	12,000	80,808
SMC Corp.	2,609	420,211
Sony Corp.	11,900	214,466
Sugi Holdings Co. Ltd.	7,848	228,649
Sumitomo Corp.	28,500	385,137
Sumitomo Metal Mining Co. Ltd.	28,724	368,456
Sumitomo Mitsui Trust Holdings, Inc.	202,164	592,723
Suzuki Motor Corp.	50,615	1,043,490
THK Co. Ltd.	12,093	237,610
Toagosei Co. Ltd.	53,000	217,336

		21,085,304

Malaysia—1.2%
Axiata Group Bhd.	1,012,000	1,635,305

Mexico—0.5%
Grupo Televisa S.A.B. ADR	33,667	709,027

Netherlands—4.1%
Gemalto N.V.(a)	7,296	353,388
Heineken N.V.	23,926	1,104,578
ING Groep N.V.—CVA*	67,819	483,304
Koninklijke Ahold N.V.	29,700	399,409
Koninklijke KPN N.V.	32,100	383,249
Mediq N.V.	10,700	162,662
Nutreco N.V.	2,000	131,334
PostNL N.V.*	33,000	105,070
Royal Dutch Shell PLC ADR	6,300	460,467
Royal Dutch Shell PLC, Class B	50,557	1,923,951
SBM Offshore N.V.	15,467	317,948

		5,825,360

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
Norway—0.6%
DnB ASA	41,300	$403,602
Norsk Hydro ASA	93,460	432,786

		836,388

Papua N.Guinea—0.4%
Oil Search Ltd.	91,776	585,106

Philippines—0.6%
Philippine Long Distance Telephone Co.	1,815	105,563
Philippine Long Distance Telephone Co. ADR	12,861	741,051

		846,614

Poland—0.9%
Telekomunikacja Polska S.A.	262,359	1,309,672

Portugal—0.2%
Energias de Portugal S.A.	78,540	243,015

Singapore—2.1%
DBS Group Holdings Ltd.	122,271	1,083,106
Golden Agri-Resources Ltd.	632,460	347,657
Keppel Corp. Ltd.(a)	112,500	804,213
Oversea-Chinese Banking Corp. Ltd.	50,000	301,065
SembCorp Industries Ltd.	49,000	152,471
Starhill Global REIT	210,000	91,504
United Overseas Bank Ltd.	13,000	152,666

		2,932,682

South Africa—3.2%
AngloGold Ashanti Ltd.	21,781	924,178
Shoprite Holdings Ltd.	47,740	803,115
Standard Bank Group Ltd.	105,871	1,290,771
Tiger Brands Ltd.	48,369	1,498,844

		4,516,908

South Korea—2.4%
E-Mart Co. Ltd.*	1,772	429,400
LG Electronics, Inc.*	5,811	374,029
NHN Corp.*	3,267	598,497
Samsung Electronics Co. Ltd.	534	490,493
Samsung Fire & Marine Insurance Co. Ltd.	8,506	1,559,337

		3,451,756

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
Spain—1.3%
Banco Bilbao Vizcaya Argentaria S.A.	16,400	$140,957
Banco Bilbao Vizcaya Argentaria S.A. ADR	12,200	104,554
Banco Santander S.A.	77,691	586,995
Distribuidora Internacional de Alimentacion S.A.(a)*	13,320	60,124
Repsol YPF S.A.	17,500	534,643
Telefonica S.A.	19,400	334,808

		1,762,081

Sweden—1.5%
Atlas Copco AB, Class A(a)	14,818	317,195
Atlas Copco AB, Class B(a)	11,100	210,037
Billerud AB	16,000	135,390
Boliden AB(a)	19,600	284,219
Saab AB, Class B	11,000	227,115
Telefonaktiebolaget LM Ericsson, Class B	52,390	532,143
Trelleborg AB, Class B(a)	31,000	268,507
Volvo AB, Class B(a)	18,200	197,852

		2,172,458

Switzerland—8.5%
ABB Ltd. (Registered)*	20,681	389,060
Baloise Holding A.G. (Registered)	3,300	225,323
BKW S.A.*	400	15,522
Cie Financiere Richemont S.A., Class A (Bearer)	5,632	283,577
Clariant A.G. (Registered)(a)*	14,600	143,263
Credit Suisse Group A.G. (Registered)*	10,800	253,403
Foster Wheeler A.G.*	21,332	408,294
Georg Fischer A.G. (Registered)*	500	170,747
Holcim Ltd. (Registered)*	23,414	1,250,850
Nestle S.A. (Registered)	37,751	2,167,322
Noble Corp.*	20,170	609,537
Novartis A.G. (Registered)	42,198	2,410,540
Petroplus Holdings A.G.(a)*	12,100	22,393
Roche Holding A.G. (Genusschein)	6,000	1,014,673
Roche Holding A.G. ADR	5,420	230,621
Swiss Life Holding A.G. (Registered)*	1,400	128,010
Swiss Re A.G.*	7,700	392,138
Syngenta A.G. (Registered)*	1,236	363,765
UBS A.G. (Registered)*	18,280	217,128
Valora Holding A.G. (Registered)	1,000	208,887

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
Switzerland (Continued)
Xstrata PLC	29,141	$438,818
Zurich Financial Services A.G.*	3,100	700,005

		12,043,876

Taiwan—2.6%
AU Optronics Corp.	415,000	177,709
Chunghwa Telecom Co. Ltd.	157,200	518,995
Delta Electronics, Inc.	210,000	499,357
Quanta Computer, Inc.	283,000	595,261
Taiwan Semiconductor Manufacturing Co. Ltd.	554,000	1,385,433
Uni-President Enterprises Corp.	315,232	459,982

		3,636,737

Thailand—0.6%
Kasikornbank PCL (Registered)	170,200	671,169
Siam Commercial Bank PCL (Registered)	43,900	159,955

		831,124

Turkey—0.2%
Akbank T.A.S.	107,870	342,079

United Kingdom—17.1%
Afren PLC*	175,000	232,420
Anglo American PLC	22,983	847,034
Anglo American PLC ADR	16,200	294,030
AstraZeneca PLC	12,800	592,877
AstraZeneca PLC ADR	8,800	407,352
Atkins WS PLC	16,000	153,529
Aviva PLC	27,600	128,123
BAE Systems PLC	131,600	580,227
Barclays PLC	134,501	364,349
BG Group PLC	22,637	482,772
BHP Billiton PLC ADR(a)	5,000	291,950
BP PLC	56,000	399,338
BP PLC ADR	8,990	384,233
British American Tobacco PLC	24,200	1,147,423
British Sky Broadcasting Group PLC	24,302	276,144
BT Group PLC	401,200	1,184,737
Cable & Wireless Communications PLC	318,700	188,606
Carnival PLC	6,500	213,561
Centrica PLC	96,772	434,310

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Cookson Group PLC	17,600	$138,187
Debenhams PLC	134,100	121,814
Diageo PLC	54,710	1,193,788
Drax Group PLC	17,400	147,204
Firstgroup PLC	42,200	220,741
GKN PLC	67,647	191,153
GlaxoSmithKline PLC	83,436	1,902,504
Home Retail Group PLC	78,000	100,636
HSBC Holdings PLC	98,927	750,954
Intercontinental Hotels Group PLC	10,900	194,956
Johnson Matthey PLC	9,427	268,417
Kazakhmys PLC	6,400	91,422
Kingfisher PLC	60,000	233,258
Legal & General Group PLC	154,100	244,624
Logica PLC	148,400	141,859
Marks & Spencer Group PLC	54,000	260,500
Morgan Crucible Co. PLC	27,400	111,338
National Grid PLC	21,000	203,739
Next PLC	2,900	123,175
Old Mutual PLC	99,500	208,224
Pearson PLC	19,367	362,686
Persimmon PLC	37,107	269,722
Prudential PLC	34,660	341,512
Reed Elsevier PLC	76,650	618,095
SABMiller PLC	49,269	1,727,211
Serco Group PLC	41,574	305,696
Standard Chartered PLC	13,532	294,617
Tate & Lyle PLC	28,081	306,597
Thomas Cook Group PLC	66,400	15,137
Trinity Mirror PLC*	75,700	56,425
Unilever PLC ADR(a)	13,000	435,760
Vodafone Group PLC	337,581	937,219
Vodafone Group PLC ADR	46,250	1,296,388
WH Smith PLC	29,500	242,909
Willis Group Holdings PLC	22,020	854,376
WM Morrison Supermarkets PLC	88,000	444,718
WPP PLC	15,840	165,417

		24,125,993

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
COMMON STOCK (Continued)
United States—0.5%
Philip Morris International, Inc.	6,690	$525,031
Schlumberger Ltd.	1,590	108,613

		633,644

TOTAL COMMON STOCK (cost $135,114,839)		129,507,494

PREFERRED STOCK—0.5%
Germany—0.5%
Henkel A.G. & Co. KGaA	10,974	633,309
ProSiebenSat.1 Media A.G.	5,800	105,952

		739,261

TOTAL PREFERRED STOCK (cost $628,477)		739,261

Total (cost $135,743,316)		130,246,755

INVESTMENT FUNDS—8.8%
Collective Investment Fund—5.3%
iShares MSCI Emerging Markets Index(c)	638,171	7,429,584

Cash Collateral Pool—3.5%
ABA Members Collateral Fund(d)	5,118,463	5,014,354

TOTAL INVESTMENT FUNDS (cost $12,799,577)		12,443,938

	Units	Value
SHORT-TERM INVESTMENTS—2.9%
Affiliated Funds—2.9%
Northern Trust Global Investments—Collective Short-Term Investment Fund(e)	4,059,329	$4,059,329

TOTAL SHORT-TERM INVESTMENTS (cost $4,059,329)		4,059,329

TOTAL INVESTMENTS—104.0% (cost $152,602,222)		146,750,022
Liabilities Less Other Assets—(4.0)%		(5,697,841)

NET ASSETS—100.0%		$141,052,181

(a)	All or a portion of security is on loan.
(b)	When Issued Security.
(c)	This fund is a regulated investment company (RIC).
(d)	Represents security purchased with cash collateral received for securities on loan.
(e)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2011

*	Non-income producing security.

ADR—American Depositary Receipt

CVA—Certificaten Van Aandelen

MSCI—Morgan Stanley Capital International

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $75,820,526 and $54,048,934 and units of 6,843,396 and 5,051,720, respectively)	$82,462,925	$56,452,974
Cash	—	739
Receivable for fund units sold	140,514	413,741
Other assets	2,990	—

Total assets	82,606,429	56,867,454

Liabilities
Payable for investments purchased	140,514	413,741
Investment advisory fee payable	7,817	—
ING—program fee payable	34,119	25,198
Trustee, management and administration fees payable	6,032	4,385
ABA Retirement Funds—program fee payable	4,895	3,566
Payable for legal and audit services	10,283	—	(a)
Other accruals	16,375	21,814

Total liabilities	220,035	468,704

Net Assets (equivalent to $13.18 and $12.32 per unit based on 6,251,267 and 4,578,551 units outstanding, respectively)	$82,386,394	$56,398,750

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period February 3, 2009(a) to December 31, 2009
Investment income	$—	$—	$—

Expenses
ING—program fee	338,168	246,483	85,069
Trustee, management and administration fees	58,741	44,274	18,485
Investment advisory fee	27,821	18,218	12,217
ABA Retirement Funds—program fee	47,883	34,561	12,424
Legal and audit fees	26,951	22,110	11,263
Compliance consultant fees	9,648	15,750	6,520
Reports to unitholders	567	6,027	5,183
Registration fees	12,299	6,740	1,518
Other fees	3,472	4,085	5,914

Total expenses	525,550	398,248	158,593

Net investment income (loss)	(525,550)	(398,248)	(158,593)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	817,141	389,443	1,113,775

Net realized gain (loss)	817,141	389,443	1,113,775

Change in net unrealized appreciation (depreciation) on:
Investments	4,238,359	2,255,201	148,839

Change in net unrealized appreciation (depreciation)	4,238,359	2,255,201	148,839

Net realized and unrealized gain (loss)	5,055,500	2,644,644	1,262,614

Net increase (decrease) in net assets resulting from operations	$4,529,950	$2,246,396	$1,104,021

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(525,550)	$(398,248)	$(158,593)
Net realized gain (loss)	817,141	389,443	1,113,775
Change in net unrealized appreciation (depreciation)	4,238,359	2,255,201	148,839

Net increase (decrease) in net assets resulting from operations	4,529,950	2,246,396	1,104,021

From unitholder transactions
Proceeds from units issued	43,344,894	36,411,139	41,068,048
Cost of units redeemed	(21,887,200)	(18,027,906)	(6,402,948)

Net increase (decrease) in net assets from unitholder transactions	21,457,694	18,383,233	34,665,100

Net increase (decrease) in net assets	25,987,644	20,629,629	35,769,121
Net Assets
Beginning of period	56,398,750	35,769,121	—

End of period	$82,386,394	$56,398,750	$35,769,121

Number of units
Outstanding-beginning of period	4,578,551	3,069,305	—
Issued	3,396,136	2,994,218	3,630,390
Redeemed	(1,723,420)	(1,484,972)	(561,085)

Outstanding-end of period	6,251,267	4,578,551	3,069,305

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—	$—	$—
Expenses†,††	(0.10)	(0.10)	(0.09)

Net investment income (loss)	(0.10)	(0.10)	(0.09)
Net realized and unrealized gain (loss)	0.96	0.77	0.74

Net increase (decrease) in unit value	0.86	0.67	0.65
Net asset value at beginning of period	12.32	11.65	11.00

Net asset value at end of period	$13.18	$12.32	$11.65

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.79%	0.85%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.79)%	(0.85)%	(0.88)%
Portfolio turnover**,†††	12%	16%	158%
Total return**	6.98%	5.75%	5.91%
Net assets at end of period (in thousands)	$82,386	$56,399	$35,769

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Fund—100.1%
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	6,843,396	$82,462,925

TOTAL INVESTMENT FUNDS (cost $75,820,526)		82,462,925

TOTAL INVESTMENTS—100.1% (cost $ 75,820,526)		82,462,925
Liabilities Less Other Assets—(0.1)%		(76,531)

NET ASSETS—100.0%		$82,386,394

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $113 and units of 0 and 113, respectively)	$—	$113
Investments in collective investment funds, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $62,136,017 and $47,692,232 and units of 3,145,677 and 2,603,083, respectively)	68,037,847	55,135,902
Receivable for fund units sold	88,462	433,088
Other assets	2,501	—

Total assets	68,128,810	55,569,103

Liabilities
Due to custodian	8	—
Payable for investments purchased	88,462	433,088
Investment advisory fee payable	2,772	—
ING—program fee payable	28,240	22,068
Trustee, management and administration fees payable	5,003	3,839
ABA Retirement Funds—program fee payable	4,052	3,122
Payable for legal and audit services	9,252	—	(a)
Payable for compliance consultant fees	4,751	—	(b)
Other Accruals	10,838	16,084

Total liabilities	153,378	478,201

Net Assets (equivalent to $18.14 and $17.90 per unit based on 3,747,123 and 3,076,880 units outstanding, respectively)	$67,975,432	$55,090,902

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period February 9, 2009(a) to December 31, 2009
Investment income	$—	$—	$—

Expenses
ING—program fee	324,456	217,038	67,994
Trustee, management and administration fees	56,177	39,127	14,059
Investment advisory fee	12,249	8,394	4,740
ABA Retirement Funds—program fee	45,843	30,477	9,710
Legal and audit fees	25,180	19,880	9,090
Compliance consultant fees	9,071	14,193	5,245
Reports to unitholders	539	5,538	3,803
Registration fees	11,586	5,988	1,244
Other fees	3,364	3,766	4,431

Total expenses	488,465	344,401	120,316

Net investment income (loss)	(488,465)	(344,401)	(120,316)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,630,261	632,184	3,282,655

Net realized gain (loss)	2,630,261	632,184	3,282,655

Change in net unrealized appreciation (depreciation) on:
Investments	(1,541,840)	5,723,656	1,720,014

Change in net unrealized appreciation (depreciation)	(1,541,840)	5,723,656	1,720,014

Net realized and unrealized gain (loss)	1,088,421	6,355,840	5,002,669

Net increase (decrease) in net assets resulting from operations	$599,956	$6,011,439	$4,882,353

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period February 9, 2009(a) to December 31,2009
From operations
Net investment income (loss)	$(488,465)	$(344,401)	$(120,316)
Net realized gain (loss)	2,630,261	632,184	3,282,655
Change in net unrealized appreciation (depreciation)	(1,541,840)	5,723,656	1,720,014

Net increase (decrease) in net assets resulting from operations	599,956	6,011,439	4,882,353

From unitholder transactions
Proceeds from units issued	41,162,877	34,873,377	34,331,680
Cost of units redeemed	(28,878,303)	(20,036,218)	(4,971,729)

Net increase (decrease) in net assets from unitholder transactions	12,284,574	14,837,159	29,359,951

Net increase (decrease) in net assets	12,884,530	20,848,598	34,242,304
Net Assets
Beginning of period	55,090,902	34,242,304	—

End of period	$67,975,432	$55,090,902	$34,242,304

Number of units
Outstanding-beginning of period	3,076,880	2,184,145	—
Issued	2,263,412	2,147,913	2,529,295
Redeemed	(1,593,169)	(1,255,178)	(345,150)

Outstanding-end of period	3,747,123	3,076,880	2,184,145

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period February 9, 2009(a) to December 31, 2009
Investment income†	$—	$—	$—
Expenses†,††	(0.14)	(0.13)	(0.11)

Net investment income (loss)	(0.14)	(0.13)	(0.11)
Net realized and unrealized gain (loss)	0.38	2.35	3.79

Net increase (decrease) in unit value	0.24	2.22	3.68
Net asset value at beginning of period	17.90	15.68	12.00

Net asset value at end of period	$18.14	$17.90	$15.68

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.78%	0.81%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.81)%	(0.87)%
Portfolio turnover**,†††	21%	23%	159%
Total return**	1.34%	14.16%	30.67%
Net assets at end of period (in thousands)	$67,975	$55,091	$34,242

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.010% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Fund—100.1%
SSgA S&P 500® Index Non-Lending Series Fund, Class A	3,145,677	$68,037,847

TOTAL INVESTMENT FUNDS (cost $62,136,017)		68,037,847

TOTAL INVESTMENTS—100.1% (cost $62,136,017)		68,037,847
Liabilities Less Other Assets—(0.1)%		(62,415)

NET ASSETS—100.0%		$67,975,432

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Assets and Liabilities

	December 31, 2011		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $611 and units of 0 and 611, respectively)	$—		$611
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $231,370,558 and $252,922,382 and units of 16,110,008 and 17,928,521, respectively)	266,749,521		293,418,183
Receivable for investments sold	498,107		511,260
Other assets	9,977		—

Total assets	267,257,605		293,930,054

Liabilities
Payable for fund units redeemed	498,107		511,260
Investment advisory fee payable	22,285		—
ING—program fee payable	116,047		122,391
Trustee, management and administration fees payable	20,537		21,243
ABA Retirement Funds—program fee payable	16,650		17,274
Payable for legal and audit services	39,130		26,129
Payable for compliance consultant fees	—	(a)	14,606
Other accruals	68,958		74,957

Total liabilities	781,714		787,860

Net Assets (equivalent to $35.67 and $35.54 per unit based on 7,471,321 and 8,247,938 units outstanding, respectively)	$266,475,891		$293,142,194

(a)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Investment income
Securities lending income, net	$—	$—	$234,373

Total investment income	—	—	234,373

Expenses
ING—program fee	1,505,983	1,399,583	848,470
Trustee, management and administration fees	260,241	253,342	246,572
Investment advisory fee	113,875	120,652	362,420
ABA Retirement Funds—program fee	212,414	197,150	146,291
Legal and audit fees	113,280	126,203	136,944
Compliance consultant fees	41,013	90,217	87,495
Reports to unitholders	2,460	37,721	87,460
Registration fees	52,460	36,187	17,480
Other fees	14,777	25,964	70,895

Total expenses	2,316,503	2,287,019	2,004,027

Net investment income (loss)	(2,316,503)	(2,287,019)	(1,769,654)

Net realized and unrealized gain (loss)
Net realized gain on:
Investments	8,452,487	17,488,769	18,144,096

Net realized gain	8,452,487	17,488,769	18,144,096

Change in net unrealized appreciation (depreciation) on:
Investments	(5,116,838)	26,008,343	43,496,689

Change in net unrealized appreciation (depreciation)	(5,116,838)	26,008,343	43,496,689

Net realized and unrealized gain	3,335,649	43,497,112	61,640,785

Net increase in net assets resulting from operations	$1,019,146	$41,210,093	$59,871,131

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
From operations
Net investment income (loss)	$(2,316,503)	$(2,287,019)	$(1,769,654)
Net realized gain	8,452,487	17,488,769	18,144,096
Change in net unrealized appreciation (depreciation)	(5,116,838)	26,008,343	43,496,689

Net increase in net assets resulting from operations	1,019,146	41,210,093	59,871,131

From unitholder transactions
Proceeds from units issued	37,905,663	43,097,138	42,486,671
Cost of units redeemed	(65,591,112)	(57,649,127)	(57,133,520)

Net decrease in net assets from unitholder transactions	(27,685,449)	(14,551,989)	(14,646,849)

Net increase (decrease) in net assets	(26,666,303)	26,658,104	45,224,282
Net Assets
Beginning of year	293,142,194	266,484,090	221,259,808

End of year	$266,475,891	$293,142,194	$266,484,090

Number of units
Outstanding-beginning of year	8,247,938	8,708,063	9,275,049
Issued	1,050,456	1,351,868	1,703,847
Redeemed	(1,827,073)	(1,811,993)	(2,270,833)

Outstanding-end of year	7,471,321	8,247,938	8,708,063

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2011	2010	2009	2008	2007
Investment income†	$—	$—	$0.03	$0.03	$0.01
Expenses†,††	(0.29)	(0.27)	(0.22)	(0.18)	(0.21)

Net investment income (loss)	(0.29)	(0.27)	(0.19)	(0.15)	(0.20)
Net realized and unrealized gain (loss)	0.42	5.21	6.93	(14.44)	1.93

Net increase (decrease) in unit value	0.13	4.94	6.74	(14.59)	1.73
Net asset value at beginning of year	35.54	30.60	23.86	38.45	36.72

Net asset value at end of year	$35.67	$35.54	$30.60	$23.86	$38.45

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.82%	0.85%	0.87%	0.56%	0.54%
Ratio of net investment income (loss) to average net assets	(0.82)%	(0.85)%	(0.76)%	(0.47)%	(0.52)%
Portfolio turnover†††	4%	71%	153%	3%	6%
Total return	0.37%	16.14%	28.25%	(37.95)%	4.71%
Net assets at end of year (in thousands)	$266,476	$293,142	$266,484	$221,260	$438,803

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Fund—100.1%
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	16,110,008	$266,749,521

TOTAL INVESTMENT FUNDS (cost $231,370,558)		266,749,521

TOTAL INVESTMENTS—100.1% (cost $ 231,370,558)		266,749,521
Liabilities Less Other Assets—(0.1)%		(273,630)

NET ASSETS—100.0%		$266,475,891

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $90 and units of 0 and 90, respectively)	$—	$90
Investments in collective investment funds, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $54,827,517 and $35,944,250 and units of 1,742,515 and 1,313,540, respectively)	57,872,403	44,387,144
Receivable for fund units sold	48,894	657,452
Other assets	2,176	—

Total assets	57,923,473	45,044,686

Liabilities
Payable for investments purchased	48,894	657,452
Investment advisory fee payable	4,883	—
ING—program fee payable	24,784	17,373
Trustee, management and administration fees payable	4,375	3,028
ABA Retirement Funds—program fee payable	3,555	2,462
Payable for legal and audit services	8,121	—	(a)
Payable for compliance consultant fees	4,137	—	(b)
Other accruals	9,594	15,963

Total liabilities	108,343	696,278

Net Assets (equivalent to $24.07 and $24.69 per unit based on 2,402,100 and 1,796,377 units outstanding, respectively)	$57,815,130	$44,348,408

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period February 3, 2009(a) to December 31, 2009
Investment income	$—	$—	$—

Expenses
ING—program fee	291,094	165,917	44,704
Trustee, management and administration fees	50,483	29,944	9,021
Investment advisory fee	22,583	14,088	5,137
ABA Retirement Funds—program fee	41,134	23,305	6,348
Legal and audit fees	22,443	15,183	6,075
Compliance consultant fees	8,097	10,851	3,512
Reports to unitholders	483	4,239	2,352
Registration fees	10,347	4,571	841
Other fees	2,968	2,886	2,835

Total expenses	449,632	270,984	80,825

Net investment income (loss)	(449,632)	(270,984)	(80,825)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	3,345,816	673,419	2,284,833

Net realized gain (loss)	3,345,816	673,419	2,284,833

Change in net unrealized appreciation (depreciation) on:
Investments	(5,398,008)	7,181,798	1,261,096

Change in net unrealized appreciation (depreciation)	(5,398,008)	7,181,798	1,261,096

Net realized and unrealized gain (loss)	(2,052,192)	7,855,217	3,545,929

Net increase (decrease) in net assets resulting from operations	$(2,501,824)	$7,584,233	$3,465,104

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31,2009
From operations
Net investment income (loss)	$(449,632)	$(270,984)	$(80,825)
Net realized gain (loss)	3,345,816	673,419	2,284,833
Change in net unrealized appreciation (depreciation)	(5,398,008)	7,181,798	1,261,096

Net increase (decrease) in net assets resulting from operations	(2,501,824)	7,584,233	3,465,104

From unitholder transactions
Proceeds from units issued	45,122,979	28,360,511	26,022,276
Cost of units redeemed	(29,154,433)	(16,907,511)	(4,176,205)

Net increase (decrease) in net assets from unitholder transactions	15,968,546	11,453,000	21,846,071

Net increase (decrease) in net assets	13,466,722	19,037,233	25,311,175
Net Assets
Beginning of period	44,348,408	25,311,175	—

End of period	$57,815,130	$44,348,408	$25,311,175

Number of units
Outstanding-beginning of period	1,796,377	1,287,394	—
Issued	1,766,000	1,314,586	1,523,294
Redeemed	(1,160,277)	(805,603)	(235,900)

Outstanding-end of period	2,402,100	1,796,377	1,287,394

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—	$—	$—
Expenses†,††	(0.20)	(0.18)	(0.15)

Net investment income (loss)	(0.20)	(0.18)	(0.15)
Net realized and unrealized gain (loss)	(0.42)	5.21	6.81

Net increase (decrease) in unit value	(0.62)	5.03	6.66
Net asset value at beginning of period	24.69	19.66	13.00

Net asset value at end of period	$24.07	$24.69	$19.66

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.81%	0.84%	0.91%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.84)%	(0.91)%
Portfolio turnover**,†††	22%	22%	165%
Total return**	(2.51)%	25.58%	51.23%
Net assets at end of period (in thousands)	$57,815	$44,348	$25,311

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Fund—100.1%
SSgA S&P MidCap® Index Non-Lending Series Fund, Class A	1,742,515	$57,872,403

TOTAL INVESTMENT FUNDS (cost $54,827,517)		57,872,403

TOTAL INVESTMENTS—100.1% (cost $ 54,827,517)		57,872,403
Liabilities Less Other Assets—(0.1)%		(57,273)

NET ASSETS—100.0%		$57,815,130

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $54 and units of 0 and 54, respectively)	$—	$54
Investments in collective investment funds, at value:
SSgA Russell Small Cap® Index Non-Lending Series Fund Class A (cost $31,103,960 and $21,991,797 and units of 1,407,293 and 1,138,075, respectively)	31,792,166	26,818,749
Receivable for fund units sold	53,053	269,225
Other assets	1,197	—

Total assets	31,846,416	27,088,028

Liabilities
Due to custodian	53,053	—
Payable for investments purchased	—	269,225
Investment advisory fee payable	2,996	—
ING—program fee payable	13,374	10,017
Trustee, management and administration fees payable	2,374	1,745
ABA Retirement Funds—program fee payable	1,920	1,419
Payable for legal and audit services	4,697	—	(a)
Other accruals	7,985	9,553

Total liabilities	86,399	291,959

Net Assets (equivalent to $24.70 and $25.98 per unit based on 1,285,785 and 1,031,517 units outstanding, respectively)	$31,760,017	$26,796,069

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period February 3, 2009(a) to December 31, 2009
Investment income	$—	$—	$—

Expenses
ING—program fee	170,078	98,589	31,548
Trustee, management and administration fees	29,391	17,846	6,445
Investment advisory fee	13,496	8,416	3,796
ABA Retirement Funds—program fee	24,008	13,856	4,478
Legal and audit fees	13,098	9,018	4,199
Compliance consultant fees	4,738	6,452	2,420
Reports to unitholders	283	2,554	1,716
Registration fees	6,059	2,691	577
Other fees	1,746	1,744	2,093

Total expenses	262,897	161,166	57,272

Net investment income (loss)	(262,897)	(161,166)	(57,272)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,378,466	380,400	1,791,939

Net realized gain (loss)	2,378,466	380,400	1,791,939

Change in net unrealized appreciation (depreciation) on:
Investments	(4,138,746)	4,263,154	563,798

Change in net unrealized appreciation (depreciation)	(4,138,746)	4,263,154	563,798

Net realized and unrealized gain (loss)	(1,760,280)	4,643,554	2,355,737

Net increase (decrease) in net assets resulting from operations	$(2,023,177)	$4,482,388	$2,298,465

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011		For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(262,897	) $	(161,166)	$(57,272)
Net realized gain (loss)	2,378,466		380,400	1,791,939
Change in net unrealized appreciation (depreciation)	(4,138,746)		4,263,154	563,798

Net increase (decrease) in net assets resulting from operations	(2,023,177)		4,482,388	2,298,465

From unitholder transactions
Proceeds from units issued	27,110,547		17,575,232	17,978,513
Cost of units redeemed	(20,123,422)		(10,769,617)	(4,768,912)

Net increase (decrease) in net assets from unitholder transactions	6,987,125		6,805,615	13,209,601

Net increase (decrease) in net assets	4,963,948		11,288,003	15,508,066
Net Assets
Beginning of period	26,796,069		15,508,066	—

End of period	$31,760,017		$26,796,069	$15,508,066

Number of units
Outstanding-beginning of period	1,031,517		750,212	—
Issued	1,043,070		778,818	1,020,803
Redeemed	(788,802)		(497,513)	(270,591)

Outstanding-end of period	1,285,785		1,031,517	750,212

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—	$—	$—
Expenses†,††	(0.21)	(0.19)	(0.16)

Net investment income (loss)	(0.21)	(0.19)	(0.16)
Net realized and unrealized gain (loss)	(1.07)	5.50	6.83

Net increase (decrease) in unit value	(1.28)	5.31	6.67
Net asset value at beginning of period	25.98	20.67	14.00

Net asset value at end of period	$24.70	$25.98	$20.67

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.81%	0.84%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.84)%	(0.90)%
Portfolio turnover**,†††	32%	33%	192%
Total return**	(4.93)%	25.69%	47.64%
Net assets at end of period (in thousands)	$31,760	$26,796	$15,508

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Fund—100.1%
SSgA Russell Small Cap® Index Non-Lending Series Fund, Class A	1,407,293	$31,792,166

TOTAL INVESTMENT FUNDS (cost $31,103,960)		31,792,166

TOTAL INVESTMENTS—100.1% (cost $31,103,960)		31,792,166
Liabilities Less Other Assets—(0.1)%		(32,149)

NET ASSETS—100.0%		$31,760,017

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $87 and units of 0 and 87, respectively)	$—	$87
Investments in collective investment funds, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $51,057,680 and $39,231,983 and units of 4,126,478 and 3,283,291, respectively)	48,040,457	44,193,095
Receivable for fund units sold	—	1,216,106
Other assets	1,896	25

Total assets	48,042,353	45,409,313

Liabilities
Payable for investments purchased	—	1,216,106
Investment advisory fee payable	14,402	—
ING—program fee payable	21,189	17,216
Trustee, management and administration fees payable	3,744	3,003
ABA Retirement Funds—program fee payable	3,040	2,442
Payable for legal and audit services	7,147	—	(a)
Payable for compliance consultant fees	3,700	—	(b)
Payable for reports to unitholders	937	—	(c)
Other accruals	7,615	29,468

Total liabilities	61,774	1,268,235

Net Assets (equivalent to $24.80 and $28.94 per unit based on 1,934,800 and 1,525,410 units outstanding, respectively)	$47,980,579	$44,141,078

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period March 3, 2009(a) to December 31, 2009
Investment income	$—	$—	$—

Expenses
ING—program fee	259,916	161,686	46,652
Trustee, management and administration fees	45,010	29,072	9,330
Investment advisory fee	62,421	34,051	9,528
ABA Retirement Funds—program fee	36,725	22,689	6,570
Legal and audit fees	19,939	14,945	6,219
Compliance consultant fees	7,212	10,654	3,583
Reports to unitholders	432	3,990	2,436
Registration fees	9,222	4,620	859
Other fees	2,673	2,696	3,021

Total expenses	443,550	284,403	88,198

Net investment income (loss)	(443,550)	(284,403)	(88,198)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	443,124	51,707	2,482,853

Net realized gain (loss)	443,124	51,707	2,482,853

Change in net unrealized appreciation (depreciation) on:
Investments	(7,978,335)	4,134,339	826,772

Change in net unrealized appreciation (depreciation)	(7,978,335)	4,134,339	826,772

Net realized and unrealized gain (loss)	(7,535,211)	4,186,046	3,309,625

Net increase (decrease) in net assets resulting from operations	$(7,978,761)	$3,901,643	$3,221,427

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period March 3, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(443,550)	$(284,403)	$(88,198)
Net realized gain (loss)	443,124	51,707	2,482,853
Change in net unrealized appreciation (depreciation)	(7,978,335)	4,134,339	826,772

Net increase (decrease) in net assets resulting from operations	(7,978,761)	3,901,643	3,221,427

From unitholder transactions
Proceeds from units issued	26,371,906	26,056,089	23,437,420
Cost of units redeemed	(14,553,644)	(10,163,129)	(2,312,372)

Net increase (decrease) in net assets from unitholder transactions	11,818,262	15,892,960	21,125,048

Net increase (decrease) in net assets	3,839,501	19,794,603	24,346,475
Net Assets
Beginning of period	44,141,078	24,346,475	—

End of period	$47,980,579	$44,141,078	$24,346,475

Number of units
Outstanding-beginning of period	1,525,410	926,417	—
Issued	931,134	990,923	1,022,072
Redeemed	(521,744)	(391,930)	(95,655)

Outstanding-end of period	1,934,800	1,525,410	926,417

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period March 3, 2009(a) to December 31, 2009
Investment income†	$—	$—	$—
Expenses†,††	(0.25)	(0.23)	(0.20)

Net investment income (loss)	(0.25)	(0.23)	(0.20)
Net realized and unrealized gain (loss)	(3.89)	2.89	11.48

Net increase (decrease) in unit value	(4.14)	2.66	11.28
Net asset value at beginning of period	28.94	26.28	15.00

Net asset value at end of period	$24.80	$28.94	$26.28

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.89%	0.90%	0.96%
Ratio of net investment income (loss) to average net assets*	(0.89)%	(0.90)%	(0.96)%
Portfolio turnover**,†††	10%	12%	147%
Total return**	(14.31)%	10.12%	75.20%
Net assets at end of period (in thousands)	$47,981	$44,141	$24,346

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.050% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Fund—100.1%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	4,126,478	$48,040,457

TOTAL INVESTMENT FUNDS (cost $51,057,680)		48,040,457

TOTAL INVESTMENTS—100.1% (cost $ 51,057,680)		48,040,457
Liabilities Less Other Assets—(0.1)%		(59,878)

NET ASSETS—100.0%		$47,980,579

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Assets and Liabilities

	December 31, 2011		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $27 and units of 0 and 27, respectively)	$—		$27
Investments in collective investment funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $10,050,949 and $5,540,816 and units of 465,031 and 275,552, respectively)	10,934,737		5,707,777
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $5,881,168 and $2,745,087 and units of 635,799 and 332,103, respectively)	5,441,170		3,279,185
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $5,154,528 and $3,227,671 and units of 184,970 and 141,916, respectively)	5,439,402		3,816,552
Cash	24,095		—
Receivable for investments sold	471,321		—
Receivable for fund units sold	—		38,418
Other assets	838		—

Total assets	22,311,563		12,841,959

Liabilities
Payable for investments purchased	489,340		38,418
Payable for fund units redeemed	6,076		—
Investment advisory fee payable	4,005		—
ING—program fee payable	9,000		5,478
Trustee, management and administration fees payable	1,604		954
ABA Retirement Funds—program fee payable	1,292		776
Payable for legal and audit services	—	(a)	1,122
Payable for compliance consultant fees	—	(b)	627
Other accruals	7,651		5,139

Total liabilities	518,968		52,514

Net Assets (equivalent to $17.47 and $16.62 per unit based on 1,247,711 and 769,370 units outstanding, respectively)	$21,792,595		$12,789,445

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period July 7, 2009(a) to December 31, 2009
Investment income	$—	$—	$—

Expenses
ING—program fee	97,901	47,495	8,479
Trustee, management and administration fees	16,969	8,475	1,660
Investment advisory fee	15,344	7,566	1,485
ABA Retirement Funds—program fee	13,862	6,642	1,202
Legal and audit fees	7,731	4,325	1,187
Compliance consultant fees	2,780	3,079	689
Reports to unitholders	165	1,114	400
Registration fees	3,550	1,365	168
Other fees	1,030	749	499

Total expenses	159,332	80,810	15,769

Net investment income (loss)	(159,332)	(80,810)	(15,769)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,525,465	644,740	34,750

Net realized gain (loss)	1,525,465	644,740	34,750

Change in net unrealized appreciation (depreciation) on:
Investments	(561,276)	779,428	510,512

Change in net unrealized appreciation (depreciation)	(561,276)	779,428	510,512

Net realized and unrealized gain (loss)	964,189	1,424,168	545,262

Net increase (decrease) in net assets resulting from operations	$804,857	$1,343,358	$529,493

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(159,332)	$(80,810)	$(15,769)
Net realized gain (loss)	1,525,465	644,740	34,750
Change in net unrealized appreciation (depreciation)	(561,276)	779,428	510,512

Net increase (decrease) in net assets resulting from operations	804,857	1,343,358	529,493

From unitholder transactions
Proceeds from units issued	16,587,007	10,035,607	5,465,488
Cost of units redeemed	(8,388,714)	(3,960,646)	(623,855)

Net increase (decrease) in net assets from unitholder transactions	8,198,293	6,074,961	4,841,633

Net increase (decrease) in net assets	9,003,150	7,418,319	5,371,126
Net Assets
Beginning of period	12,789,445	5,371,126	—

End of period	$21,792,595	$12,789,445	$5,371,126

Number of units
Outstanding-beginning of period	769,370	370,249	—
Issued	962,100	656,434	418,128
Redeemed	(483,759)	(257,313)	(47,879)

Outstanding-end of period	1,247,711	769,370	370,249

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—	$—	$—
Expenses†,††	(0.14)	(0.14)	(0.06)

Net investment income (loss)	(0.14)	(0.14)	(0.06)
Net realized and unrealized gain (loss)	0.99	2.25	2.57

Net increase (decrease) in unit value	0.85	2.11	2.51
Net asset value at beginning of period	16.62	14.51	12.00

Net asset value at end of period	$17.47	$16.62	$14.51

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.83%	0.88%	0.95%
Ratio of net investment income (loss) to average net assets*	(0.83)%	(0.88)%	(0.95)%
Portfolio turnover**,†††	43%	39%	14%
Total return**	5.11%	14.54%	20.92%
Net assets at end of period (in thousands)	$21,793	$12,789	$5,371

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Fund—100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	635,799	$5,441,170
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	465,031	10,934,737
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	184,970	5,439,402

TOTAL INVESTMENT FUNDS (cost $21,086,645)		21,815,309

TOTAL INVESTMENTS—100.1%
(cost $ 21,086,645)		21,815,309
Liabilities Less Other Assets—(0.1)%		(22,714)

NET ASSETS—100.0%		$21,792,595

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $33,023,929 and $33,661,787 and units of 2,791,516 and 2,920,687, respectively)	$35,605,786	$35,550,602
Cash	—	74
Receivable for investments sold	—	258,989
Receivable for fund units sold	192,696	—
Other assets	1,425	—

Total assets	35,799,907	35,809,665

Liabilities
Payable for investments purchased	192,696	—
Payable for fund units redeemed	—	258,989
Retirement Date Fund management fee payable	8,052	17,113
ING—program fee payable	15,745	15,495
Trustee, management and administration fees payable	3,557	3,442
ABA Retirement Funds—program fee payable	2,260	2,199
Other accruals	14,228	7,464

Total liabilities	236,538	304,702

Net Assets (equivalent to $12.37 and $11.91 per unit based on 2,875,793 and 2,982,118 units outstanding, respectively)	$35,563,369	$35,504,963

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Investment income	$—	$—	$—

Expenses
ING—program fee	189,688	173,705	94,026
Trustee, management and administration fees	42,130	35,478	28,691
Retirement Date Fund management fee	36,583	32,935	59,704
ABA Retirement Funds—program fee	26,790	24,383	16,777
Legal and audit fees	14,596	15,541	15,835
Compliance consultant fees	5,276	11,088	10,262
Reports to unitholders	316	4,516	10,358
Registration fees	6,746	4,541	2,012
Other fees	1,942	3,095	8,108

Total expenses	324,067	305,282	245,773

Net investment income (loss)	(324,067)	(305,282)	(245,773)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	972,334	2,654,481	(1,046,468)

Net realized gain (loss)	972,334	2,654,481	(1,046,468)

Change in net unrealized appreciation (depreciation) on:
Investments	693,042	490,787	4,924,630

Change in net unrealized appreciation (depreciation)	693,042	490,787	4,924,630

Net realized and unrealized gain (loss)	1,665,376	3,145,268	3,878,162

Net increase (decrease) in net assets resulting from operations	$1,341,309	$2,839,986	$3,632,389

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
From operations
Net investment income (loss)	$(324,067)	$(305,282)	$(245,773)
Net realized gain (loss)	972,334	2,654,481	(1,046,468)
Change in net unrealized appreciation (depreciation)	693,042	490,787	4,924,630

Net increase (decrease) in net assets resulting from operations	1,341,309	2,839,986	3,632,389

From unitholder transactions
Proceeds from units issued	9,655,481	13,026,277	6,978,347
Cost of units redeemed	(10,938,384)	(9,295,240)	(9,138,858)

Net increase (decrease) in net assets from unitholder transactions	(1,282,903)	3,731,037	(2,160,511)

Net increase (decrease) in net assets	58,406	6,571,023	1,471,878
Net Assets
Beginning of year	35,504,963	28,933,940	27,462,062

End of year	$35,563,369	$35,504,963	$28,933,940

Number of units
Outstanding-beginning of year	2,982,118	2,645,849	2,883,860
Issued	788,422	1,152,348	692,688
Redeemed	(894,747)	(816,079)	(930,699)

Outstanding-end of year	2,875,793	2,982,118	2,645,849

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2011	2010	2009	2008	2007
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.11)	(0.10)	(0.09)	(0.07)	(0.07)

Net investment income (loss)	(0.11)	(0.10)	(0.09)	(0.07)	(0.07)
Net realized and unrealized gain (loss)	0.57	1.07	1.51	(1.51)	0.67

Net increase (decrease) in unit value	0.46	0.97	1.42	(1.58)	0.60
Net asset value at beginning of year	11.91	10.94	9.52	11.10	10.50

Net asset value at end of year	$12.37	$11.91	$10.94	$9.52	$11.10

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.89%	0.92%	0.92%	0.67%	0.64%
Ratio of net investment income (loss) to average net assets	(0.89)%	(0.92)%	(0.92)%	(0.67)%	(0.64)%
Portfolio turnover†††	21%	91%	54%	33%	21%
Total return	3.86%	8.87%	14.92%	(14.23)%	5.71%
Net assets at end of year (in thousands)	$35,563	$35,505	$28,934	$27,462	$18,606

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Fund—100.1%
SSgA Target Retirement Income Non-Lending Series Fund, Class A	2,791,516	$35,605,786

TOTAL INVESTMENT FUNDS (cost $33,023,929)		35,605,786

TOTAL INVESTMENTS—100.1% (cost $ 33,023,929)		35,605,786
Liabilities Less Other Assets—(0.1)%		(42,417)

NET ASSETS—100.0%		$35,563,369

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $57,755,976 and $65,124,151 and units of 4,660,294 and 5,438,050, respectively)	$63,771,457	$69,514,596
Cash	—	146
Receivable for fund units sold	55,727	21,845
Other assets	2,543	—

Total assets	63,829,727	69,536,587

Liabilities
Payable for investments purchased	55,727	21,845
Retirement Date Fund management fee payable	15,173	31,464
ING—program fee payable	28,145	29,424
Trustee, management and administration fees payable	6,330	6,498
ABA Retirement Funds—program fee payable	4,038	4,151
Payable for legal and audit services	9,564	6,207
Payable for compliance consultant fees	5,050	—	(a)
Other accruals	11,516	8,463

Total liabilities	135,543	108,052

Net Assets (equivalent to $15.10 and $14.24 per unit based on 4,216,985 and 4,877,243 units outstanding, respectively)	$63,694,184	$69,428,535

(a)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Investment income	$—	$—	$—

Expenses
ING—program fee	349,815	337,855	189,857
Trustee, management and administration fees	77,676	68,921	55,292
Retirement Date Fund management fee	69,617	62,849	109,594
ABA Retirement Funds—program fee	49,379	47,450	32,821
Legal and audit fees	26,863	30,269	30,922
Compliance consultant fees	9,712	21,615	19,755
Reports to unitholders	581	8,918	19,618
Registration fees	12,418	8,764	3,954
Other fees	3,500	6,124	15,686

Total expenses	599,561	592,765	477,499

Net investment income (loss)	(599,561)	(592,765)	(477,499)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	3,013,541	6,477,298	(3,508,460)

Net realized gain (loss)	3,013,541	6,477,298	(3,508,460)

Change in net unrealized appreciation (depreciation) on:
Investments	1,625,036	1,237,303	11,783,475

Change in net unrealized appreciation (depreciation)	1,625,036	1,237,303	11,783,475

Net realized and unrealized gain (loss)	4,638,577	7,714,601	8,275,015

Net increase (decrease) in net assets resulting from operations	$4,039,016	$7,121,836	$7,797,516

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
From operations
Net investment income (loss)	$(599,561)	$(592,765)	$(477,499)
Net realized gain (loss)	3,013,541	6,477,298	(3,508,460)
Change in net unrealized appreciation (depreciation)	1,625,036	1,237,303	11,783,475

Net increase (decrease) in net assets resulting from operations	4,039,016	7,121,836	7,797,516

From unitholder transactions
Proceeds from units issued	17,638,106	22,892,233	20,938,733
Cost of units redeemed	(27,411,473)	(22,556,409)	(15,951,278)

Net increase (decrease) in net assets from unitholder transactions	(9,773,367)	335,824	4,987,455

Net increase (decrease) in net assets	(5,734,351)	7,457,660	12,784,971
Net Assets
Beginning of year	69,428,535	61,970,875	49,185,904

End of year	$63,694,184	$69,428,535	$61,970,875

Number of units
Outstanding-beginning of year	4,877,243	4,859,187	4,478,584
Issued	1,200,166	1,711,132	1,791,685
Redeemed	(1,860,424)	(1,693,076)	(1,411,082)

Outstanding-end of year	4,216,985	4,877,243	4,859,187

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2011	2010	2009	2008	2007
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.13)	(0.12)	(0.11)	(0.08)	(0.08)

Net investment income (loss)	(0.13)	(0.12)	(0.11)	(0.08)	(0.08)
Net realized and unrealized gain (loss)	0.99	1.61	1.88	(2.51)	0.88

Net increase (decrease) in unit value	0.86	1.49	1.77	(2.59)	0.80
Net asset value at beginning of year	14.24	12.75	10.98	13.57	12.77

Net asset value at end of year	$15.10	$14.24	$12.75	$10.98	$13.57

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.90%	0.92%	0.92%	0.67%	0.63%
Ratio of net investment income (loss) to average net assets	(0.90)%	(0.92)%	(0.92)%	(0.67)%	(0.63)%
Portfolio turnover†††	18%	96%	56%	27%	18%
Total return	6.04%	11.69%	16.12%	(19.09)%	6.26%
Net assets at end of year (in thousands)	$63,694	$69,429	$61,971	$49,186	$38,099

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Fund—100.1%
SSgA Target Retirement 2010 Non-Lending Series Fund, Class A	4,660,294	$63,771,457

TOTAL INVESTMENT FUNDS (cost $57,755,976)		63,771,457

TOTAL INVESTMENTS—100.1% (cost $ 57,755,976)		63,771,457
Liabilities Less Other Assets—(0.1)%		(77,273)

NET ASSETS—100.0%		$63,694,184

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $275 and units of 0 and 275, respectively)	$—	$275
Investments in collective investment funds, at value:
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $138,801,236 and $123,528,089 and units of 10,867,668 and 10,044,096, respectively)	155,940,174	135,866,487
Receivable for fund units sold	350,429	461,938
Other assets	5,847	—

Total assets	156,296,450	136,328,700

Liabilities
Payable for investments purchased	350,429	461,938
Retirement Date Fund management fee payable	38,017	58,970
ING—program fee payable	65,992	55,248
Trustee, management and administration fees payable	14,824	12,208
ABA Retirement Funds—program fee payable	9,468	7,799
Payable for legal and audit services	21,699	—	(a)
Other accruals	36,742	28,107

Total liabilities	537,171	624,270

Net Assets (equivalent to $17.32 and $16.48 per unit based on 8,992,112 and 8,237,096 units outstanding, respectively)	$155,759,279	$135,704,430

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Investment income	$—	$—	$—

Expenses
ING—program fee	762,944	603,124	317,068
Trustee, management and administration fees	169,546	123,151	90,356
Retirement Date Fund management fee	154,121	114,234	175,050
ABA Retirement Funds—program fee	107,801	84,664	54,184
Legal and audit fees	59,264	54,440	50,973
Compliance consultant fees	21,373	38,880	32,416
Reports to unitholders	1,273	15,802	31,503
Registration fees	27,307	15,936	6,554
Other fees	7,705	10,824	26,076

Total expenses	1,311,334	1,061,055	784,180

Net investment income (loss)	(1,311,334)	(1,061,055)	(784,180)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	3,866,877	9,751,425	(9,481,156)

Net realized gain (loss)	3,866,877	9,751,425	(9,481,156)

Change in net unrealized appreciation (depreciation) on:
Investments	4,800,540	6,895,490	27,100,587

Change in net unrealized appreciation (depreciation)	4,800,540	6,895,490	27,100,587

Net realized and unrealized gain (loss)	8,667,417	16,646,915	17,619,431

Net increase (decrease) in net assets resulting from operations	$7,356,083	$15,585,860	$16,835,251

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
From operations
Net investment income (loss)	$(1,311,334)	$(1,061,055)	$(784,180)
Net realized gain (loss)	3,866,877	9,751,425	(9,481,156)
Change in net unrealized appreciation (depreciation)	4,800,540	6,895,490	27,100,587

Net increase (decrease) in net assets resulting from operations	7,356,083	15,585,860	16,835,251

From unitholder transactions
Proceeds from units issued	48,188,983	45,282,876	38,106,822
Cost of units redeemed	(35,490,217)	(31,732,538)	(23,229,302)

Net increase (decrease) in net assets from unitholder transactions	12,698,766	13,550,338	14,877,520

Net increase (decrease) in net assets	20,054,849	29,136,198	31,712,771
Net Assets
Beginning of year	135,704,430	106,568,232	74,855,461

End of year	$155,759,279	$135,704,430	$106,568,232

Number of units
Outstanding-beginning of year	8,237,096	7,372,493	6,284,404
Issued	2,855,369	2,964,293	2,970,277
Redeemed	(2,100,353)	(2,099,690)	(1,882,188)

Outstanding-end of year	8,992,112	8,237,096	7,372,493

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2011	2010	2009	2008	2007
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.15)	(0.14)	(0.12)	(0.10)	(0.10)

Net investment income (loss)	(0.15)	(0.14)	(0.12)	(0.10)	(0.10)
Net realized and unrealized gain (loss)	0.99	2.17	2.66	(4.37)	1.16

Net increase (decrease) in unit value	0.84	2.03	2.54	(4.47)	1.06
Net asset value at beginning of year	16.48	14.45	11.91	16.38	15.32

Net asset value at end of year	$17.32	$16.48	$14.45	$11.91	$16.38

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.89%	0.91%	0.92%	0.67%	0.63%
Ratio of net investment income (loss) to average net assets	(0.89)%	(0.91)%	(0.92)%	(0.67)%	(0.63)%
Portfolio turnover†††	14%	86%	51%	17%	20%
Total return	5.10%	14.05%	21.33%	(27.29)%	6.92%
Net assets at end of year (in thousands)	$155,759	$135,704	$106,568	$74,855	$49,077

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Fund—100.1%
SSgA Target Retirement 2020 Non-Lending Series Fund, Class A	10,867,668	$155,940,174

TOTAL INVESTMENT FUNDS (cost $138,801,236)		155,940,174

TOTAL INVESTMENTS—100.1% (cost $ 138,801,236)		155,940,174
Liabilities Less Other Assets—(0.1)%		(180,895)

NET ASSETS—100.0%		$155,759,279

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $221 and units of 0 and 221, respectively)	$—	$221
Investments in collective investment funds, at value:
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $103,157,991 and $96,155,242 and units of 7,966,237 and 7,760,728, respectively)	115,510,441	108,526,023
Receivable for investments sold	—	22,508
Other assets	4,341	—

Total assets	115,514,782	108,548,752

Liabilities
Payable for fund units redeemed	—	22,508
Retirement Date Fund management fee payable	28,176	48,332
ING—program fee payable	49,466	44,292
Trustee, management and administration fees payable	11,138	9,803
ABA Retirement Funds—program fee payable	7,098	6,263
Payable for legal and audit services	16,486	9,567
Payable for compliance consultant fees	8,552	—	(a)
Payable for reports to unitholders	2,259	—	(b)
Registration fees	15,521	5,848
Other accruals	1,711	7,196

Total liabilities	140,407	153,809

Net Assets (equivalent to $18.96 and $18.45 per unit based on 6,083,937 and 5,874,159 units outstanding, respectively)	$115,374,375	$108,394,943

(a)	Payable for compliance consultant fees is included in other accruals.
(b)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Investment income	$—	$—	$—

Expenses
ING—program fee	587,323	467,720	224,339
Trustee, management and administration fees	130,450	95,618	63,342
Retirement Date Fund management fee	116,459	90,204	121,339
ABA Retirement Funds—program fee	82,936	65,648	38,065
Legal and audit fees	45,368	42,371	35,746
Compliance consultant fees	16,382	30,245	22,641
Reports to unitholders	978	12,065	22,073
Registration fees	20,937	12,567	4,595
Other fees	6,069	8,237	18,288

Total expenses	1,006,902	824,675	550,428

Net investment income (loss)	(1,006,902)	(824,675)	(550,428)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	4,121,563	5,325,676	(8,496,277)

Net realized gain (loss)	4,121,563	5,325,676	(8,496,277)

Change in net unrealized appreciation (depreciation) on:
Investments	(18,331)	8,775,740	23,189,920

Change in net unrealized appreciation (depreciation)	(18,331)	8,775,740	23,189,920

Net realized and unrealized gain	4,103,232	14,101,416	14,693,643

Net increase in net assets resulting from operations	$3,096,330	$13,276,741	$14,143,215

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010		For the year ended December 31, 2009
From operations
Net investment income (loss)	$(1,006,902)	$(824,675	) $	(550,428)
Net realized gain (loss)	4,121,563	5,325,676		(8,496,277)
Change in net unrealized appreciation (depreciation)	(18,331)	8,775,740		23,189,920

Net increase in net assets resulting from operations	3,096,330	13,276,741		14,143,215

From unitholder transactions
Proceeds from units issued	34,226,994	36,851,337		27,908,180
Cost of units redeemed	(30,343,892)	(18,758,150)		(16,268,736)

Net increase in net assets from unitholder transactions	3,883,102	18,093,187		11,639,444

Net increase in net assets	6,979,432	31,369,928		25,782,659
Net Assets
Beginning of year	108,394,943	77,025,015		51,242,356

End of year	$115,374,375	$108,394,943		$77,025,015

Number of units
Outstanding-beginning of year	5,874,159	4,804,674		4,006,357
Issued	1,822,131	2,192,782		2,010,319
Redeemed	(1,612,353)	(1,123,297)		(1,212,002)

Outstanding-end of year	6,083,937	5,874,159		4,804,674

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2011	2010	2009	2008	2007
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.17)	(0.15)	(0.13)	(0.11)	(0.12)

Net investment income (loss)	(0.17)	(0.15)	(0.13)	(0.11)	(0.12)
Net realized and unrealized gain (loss)	0.68	2.57	3.37	(6.12)	1.38

Net increase (decrease) in unit value	0.51	2.42	3.24	(6.23)	1.26
Net asset value at beginning of year	18.45	16.03	12.79	19.02	17.76

Net asset value at end of year	$18.96	$18.45	$16.03	$12.79	$19.02

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.89%	0.91%	0.92%	0.67%	0.63%
Ratio of net investment income (loss) to average net assets	(0.89)%	(0.91)%	(0.92)%	(0.67)%	(0.63)%
Portfolio turnover†††	15%	79%	48%	15%	7%
Total return	2.76%	15.10%	25.33%	(32.75)%	7.09%
Net assets at end of year (in thousands)	$115,374	$108,395	$77,025	$51,242	$44,407

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Fund—100.1%
SSgA Target Retirement 2030 Non-Lending Series Fund, Class A	7,966,237	$115,510,441

TOTAL INVESTMENT FUNDS (cost $103,157,991)		115,510,441

TOTAL INVESTMENTS—100.1% (cost $ 103,157,991)		115,510,441
Liabilities Less Other Assets—(0.1)%		(136,066)

NET ASSETS—100.0%		$115,374,375

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

	December 31, 2011		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $131 and units of 0 and 131, respectively)	$—		$131
Investments in collective investment funds, at value:
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $69,088,608 and $58,128,417 and units of 5,293,839 and 4,645,229, respectively)	75,373,681		66,022,644
Receivable for fund units sold	326,119		46,485
Other assets	2,815		—

Total assets	75,702,615		66,069,260

Liabilities
Payable for investments purchased	326,119		46,485
Retirement Date Fund management fee payable	18,278		28,448
ING—program fee payable	32,190		26,294
Trustee, management and administration fees payable	7,235		5,795
ABA Retirement Funds—program fee payable	4,618		3,703
Payable for legal and audit services	—	(a)	5,805
Other accruals	28,400		7,914

Total liabilities	416,840		124,444

Net Assets (equivalent to $20.44 and $20.59 per unit based on 3,683,568 and 3,203,304 units outstanding, respectively)	$75,285,775		$65,944,816

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Investment income	$—	$—	$—

Expenses
ING—program fee	373,425	285,487	147,055
Trustee, management and administration fees	82,961	58,274	40,740
Retirement Date Fund management fee	74,760	54,585	76,200
ABA Retirement Funds—program fee	52,766	40,069	24,600
Legal and audit fees	28,879	25,789	22,962
Compliance consultant fees	10,417	18,418	14,446
Reports to unitholders	621	7,475	14,099
Registration fees	13,309	7,558	2,954
Other fees	3,934	5,120	11,860

Total expenses	641,072	502,775	354,916

Net investment income (loss)	(641,072)	(502,775)	(354,916)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,535,603	4,568,233	(5,806,246)

Net realized gain (loss)	1,535,603	4,568,233	(5,806,246)

Change in net unrealized appreciation (depreciation) on:
Investments	(1,609,154)	4,178,100	16,565,546

Change in net unrealized appreciation (depreciation)	(1,609,154)	4,178,100	16,565,546

Net realized and unrealized gain (loss)	(73,551)	8,746,333	10,759,300

Net increase (decrease) in net assets resulting from operations	$(714,623)	$8,243,558	$10,404,384

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011		For the year ended December 31, 2010		For the year ended December 31, 2009
From operations
Net investment income (loss)	$(641,072	) $	(502,775	) $	(354,916)
Net realized gain (loss)	1,535,603		4,568,233		(5,806,246)
Change in net unrealized appreciation (depreciation)	(1,609,154)		4,178,100		16,565,546

Net increase (decrease) in net assets resulting from operations	(714,623)		8,243,558		10,404,384

From unitholder transactions
Proceeds from units issued	23,490,753		22,805,972		18,944,387
Cost of units redeemed	(13,435,171)		(14,718,210)		(11,048,976)

Net increase (decrease) in net assets from unitholder transactions	10,055,582		8,087,762		7,895,411

Net increase (decrease) in net assets	9,340,959		16,331,320		18,299,795
Net Assets
Beginning of year	65,944,816		49,613,496		31,313,701

End of year	$75,285,775		$65,944,816		$49,613,496

Number of units
Outstanding-beginning of year	3,203,304		2,782,633		2,251,543
Issued	1,127,903		1,217,920		1,268,741
Redeemed	(647,639)		(797,249)		(737,651)

Outstanding-end of year	3,683,568		3,203,304		2,782,633

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2011	2010	2009	2008	2007
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.19)	(0.17)	(0.14)	(0.12)	(0.13)

Net investment income (loss)	(0.19)	(0.17)	(0.14)	(0.12)	(0.13)
Net realized and unrealized gain (loss)	0.04	2.93	4.06	(7.45)	1.62

Net increase (decrease) in unit value	(0.15)	2.76	3.92	(7.57)	1.49
Net asset value at beginning of year	20.59	17.83	13.91	21.48	19.99

Net asset value at end of year	$20.44	$20.59	$17.83	$13.91	$21.48

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.89%	0.91%	0.92%	0.67%	0.63%
Ratio of net investment income (loss) to average net assets	(0.89)%	(0.91)%	(0.92)%	(0.67)%	(0.63)%
Portfolio turnover†††	8%	81%	50%	14%	14%
Total return	(0.73)%	15.48%	28.18%	(35.24)%	7.45%
Net assets at end of year (in thousands)	$75,286	$69,945	$49,613	$31,314	$28,871

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Fund—100.1%
SSgA Target Retirement 2040 Non-Lending Series Fund, Class A	5,293,839	$75,373,681

TOTAL INVESTMENT FUNDS (cost $69,088,608)		75,373,681

TOTAL INVESTMENTS—100.1% (cost $69,088,608)		75,373,681
Liabilities Less Other Assets—(0.1)%		(87,906)

NET ASSETS—100.0%		$75,285,775

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Assets and Liabilities

	December 31, 2011		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $1,203,630 and $966,209 and units of 1,203,630 and 966,209, respectively)	$1,203,630		$966,209
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $13,478,436 and $8,604,186 and units of 1,176,074 and 785,284, respectively)	14,171,691		8,775,547
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $3,031,567 and $2,573,201 and units of 185,181 and 182,600, respectively)	3,066,231		2,988,439
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $2,747,427 and $1,542,057 and units of 126,139 and 76,418, respectively)	2,966,036		1,582,916
SSgA International Index Non-Lending Series Fund Class A (cost $2,356,732 and $841,624 and units of 175,981 and 69,588, respectively)	2,115,825		950,505
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,160,384 and $861,116 and units of 41,809 and 37,381, respectively)	1,229,469		1,005,281
Receivable for investments sold	359,440		—
Receivable for fund units sold	49,585		8,869
Interest and dividends receivable	8		84
Other assets	886		—

Total assets	25,162,801		16,277,850

Liabilities
Payable for investments purchased	378,158		8,337
Investment advisory fee payable	2,227		—
ING—program fee payable	10,578		6,886
Trustee, management and administration fees payable	1,877		1,206
ABA Retirement Funds—program fee payable	1,518		981
Payable for legal and audit services	—	(a)	1,438
Payable for compliance consultant fees	—	(b)	803
Payable for reports to unitholders	—	(c)	277
Other accruals	8,004		3,693

Total liabilities	402,362		23,621

Net Assets (equivalent to $16.44 and $15.64 per unit based on 1,505,688 and 1,039,603 units outstanding, respectively)	$24,760,439		$16,254,229

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period July 7, 2009(a) to December 31, 2009
Investment income
Dividends	$—	$—	$392
Interest	798	556	—
Interest—affiliated issuers	—	511	—

Total investment income	798	1,067	392

Expenses
ING—program fee	101,573	54,611	8,613
Trustee, management and administration fees	17,671	9,735	1,686
Investment advisory fee	8,463	5,035	1,007
ABA Retirement Funds—program fee	14,393	7,661	1,220
Legal and audit fees	7,987	5,066	1,209
Compliance consultant fees	2,852	3,595	702
Reports to unitholders	167	1,177	407
Registration fees	3,634	1,688	171
Other fees	1,027	772	508

Total expenses	157,767	89,340	15,523

Net investment income (loss)	(156,969)	(88,273)	(15,131)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,250,356	396,269	27,642

Net realized gain (loss)	1,250,356	396,269	27,642

Change in net unrealized appreciation (depreciation) on:
Investments	(105,798)	642,580	237,924

Change in net unrealized appreciation (depreciation)	(105,798)	642,580	237,924

Net realized and unrealized gain (loss)	1,144,558	1,038,849	265,566

Net increase (decrease) in net assets resulting from operations	$987,589	$950,576	$250,435

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(156,969)	$(88,273)	$(15,131)
Net realized gain (loss)	1,250,356	396,269	27,642
Change in net unrealized appreciation (depreciation)	(105,798)	642,580	237,924

Net increase (decrease) in net assets resulting from operations	987,589	950,576	250,435

From unitholder transactions
Proceeds from units issued	18,610,538	14,316,880	5,837,562
Cost of units redeemed	(11,091,917)	(4,656,601)	(444,623)

Net increase (decrease) in net assets from unitholder transactions	7,518,621	9,660,279	5,392,939

Net increase (decrease) in net assets	8,506,210	10,610,855	5,643,374
Net Assets
Beginning of period	16,254,229	5,643,374	—

End of period	$24,760,439	$16,254,229	$5,643,374

Number of units
Outstanding-beginning of period	1,039,603	392,122	—
Issued	1,156,037	957,399	423,304
Redeemed	(689,952)	(309,918)	(31,182)

Outstanding-end of period	1,505,688	1,039,603	392,122

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
Investment income†	$— (b)	$— (b)	$— (b)
Expenses†,††	(0.13)	(0.13)	(0.06)

Net investment income (loss)	(0.13)	(0.13)	(0.06)
Net realized and unrealized gain (loss)	0.93	1.38	1.45

Net increase (decrease) in unit value	0.80	1.25	1.39
Net asset value at beginning of period	15.64	14.39	13.00

Net asset value at end of period	$16.44	$15.64	$14.39

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.80%	0.84%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.80)%	(0.83)%	(0.90)%
Portfolio turnover**,†††	55%	35%	5%
Total return**	5.12%	8.69%	10.69%
Net assets at end of period (in thousands)	$24,760	$16,254	$5,643

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and 0.030% for 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—95.1%
Collective Investment Fund—95.1%
SSgA International Index Non-Lending Series Fund, Class A	175,981	$2,115,825
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	185,181	3,066,231
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,176,074	14,171,691
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	126,139	2,966,036
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	41,809	1,229,469

TOTAL INVESTMENT FUNDS (cost $22,774,546)		23,549,252

	Units	Value
SHORT-TERM INVESTMENTS—4.9%
Affiliated Funds—4.9%
Northern Trust Global Investments—Collective Short Term Investment Fund(a)	1,203,630	$1,203,630

TOTAL SHORT—TERM INVESTMENTS (cost $1,203,630)		1,203,630

TOTAL INVESTMENTS—100.0%
(cost $ 23,978,176)		24,752,882
Other Assets Less Liabilities—0.0%		7,557

NET ASSETS—100.0%		$24,760,439

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Assets and Liabilities

	December 31, 2011		December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $1,057,034 and $973,216 and units of 1,057,034 and 973,216, respectively)	$1,057,034		$973,216
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $15,233,554 and $10,110,886 and units of 1,341,009 and 937,926, respectively)	16,159,164		10,481,329
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $13,222,514 and $10,388,430 and units of 833,667 and 741,375, respectively)	13,803,854		12,133,340
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $10,635,992 and $4,102,914 and units of 815,891 and 346,298, respectively)	9,498,599		4,661,174
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $2,852,235 and $1,427,317 and units of 131,268 and 71,964, respectively)	3,086,627		1,490,671
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $2,146,509 and $1,584,565 and units of 79,480 and 72,339, respectively)	2,337,269		1,945,415
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,113,795 and $438,428 and units of 118,564 and 53,563, respectively)	1,014,668		528,886
Receivable for investments sold	719,938		22,679
Receivable for fund units sold	264,583		—
Interest and dividends receivable	7		183
Other assets	1,758		—

Total assets	47,943,501		32,236,893

Liabilities
Payable for investments purchased	966,837		64,642
Payable for fund units redeemed	—		23,359
Investment advisory fee payable	6,098		—
ING—program fee payable	20,016		12,677
Trustee, management and administration fees payable	3,554		2,209
ABA Retirement Funds—program fee payable	2,872		1,796
Payable for legal and audit services	—	(a)	2,788
Other accruals	16,684		11,190

Total liabilities	1,016,061		118,661

Net Assets (equivalent to $18.47 and $18.34 per unit based on 2,540,564 and 1,751,335 units outstanding, respectively)	$46,927,440		$32,118,232

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period July 7, 2009(a) to December 31, 2009
Investment income
Dividends	$—	$—	$403
Interest	715	495	—
Interest—affiliated issuers	—	564	—

Total investment income	715	1,059	403

Expenses
ING—program fee	213,636	115,799	21,194
Trustee, management and administration fees	37,051	20,782	4,151
Investment advisory fee	24,435	12,844	2,479
ABA Retirement Funds—program fee	30,231	16,234	3,007
Legal and audit fees	16,816	10,662	2,967
Compliance consultant fees	6,045	7,593	1,724
Reports to unitholders	358	2,741	998
Registration fees	7,716	3,368	418
Other fees	2,202	1,837	1,248

Total expenses	338,490	191,860	38,186

Net investment income (loss)	(337,775)	(190,801)	(37,783)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,697,301	676,655	74,380

Net realized gain (loss)	2,697,301	676,655	74,380

Change in net unrealized appreciation (depreciation) on:
Investments	(2,492,693)	2,259,270	929,005

Change in net unrealized appreciation (depreciation)	(2,492,693)	2,259,270	929,005

Net realized and unrealized gain (loss)	204,608	2,935,925	1,003,385

Net increase (decrease) in net assets resulting from operations	$(133,167)	$2,745,124	$965,602

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(337,775)	$(190,801)	$(37,783)
Net realized gain (loss)	2,697,301	676,655	74,380
Change in net unrealized appreciation (depreciation)	(2,492,693)	2,259,270	929,005

Net increase (decrease) in net assets resulting from operations	(133,167)	2,745,124	965,602

From unitholder transactions
Proceeds from units issued	28,258,026	21,058,476	13,805,774
Cost of units redeemed	(13,315,651)	(5,266,860)	(1,189,884)

Net increase (decrease) in net assets from unitholder transactions	14,942,375	15,791,616	12,615,890

Net increase (decrease) in net assets	14,809,208	18,536,740	13,581,492
Net Assets
Beginning of period	32,118,232	13,581,492	—

End of period	$46,927,440	$32,118,232	$13,581,492

Number of units
Outstanding-beginning of period	1,751,335	826,808	—
Issued	1,505,136	1,235,557	903,096
Redeemed	(715,907)	(311,030)	(76,288)

Outstanding-end of period	2,540,564	1,751,335	826,808

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
Investment income†	$— (b)	$— (b)	$— (b)
Expenses†,††	(0.15)	(0.15)	(0.07)

Net investment income (loss)	(0.15)	(0.15)	(0.07)
Net realized and unrealized gain (loss)	0.28	2.06	2.50

Net increase (decrease) in unit value	0.13	1.91	2.43
Net asset value at beginning of period	18.34	16.43	14.00

Net asset value at end of period	$18.47	$18.34	$16.43

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.81%	0.85%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.85)%	(0.91)%
Portfolio turnover**,†††	40%	22%	7%
Total return**	0.71%	11.63%	17.36%
Net assets at end of period (in thousands)	$46,927	$32,118	$13,581

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.029% and 0.027% for 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—97.8%
Collective Investment Fund—97.8%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	118,564	$1,014,668
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	815,891	9,498,599
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	833,667	13,803,854
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,341,009	16,159,164
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	131,268	3,086,627
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	79,480	2,337,269

TOTAL INVESTMENT FUNDS (cost $45,204,599)		45,900,181

	Units	Value
SHORT-TERM INVESTMENTS—2.3%
Affiliated Funds—2.3%
Northern Trust Global Investments—Collective Short Term Investment Fund(a)	1,057,034	$1,057,034

TOTAL SHORT-TERM INVESTMENTS (cost $1,057,034)		1,057,034

TOTAL INVESTMENTS—100.1%
(cost $ 46,261,633)		46,957,215
Liabilities Less Other Assets—(0.1)%		(29,775)

NET ASSETS—100.0%		$46,927,440

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $25,671 and $25 and units of 25,671 and 25, respectively)	$25,671	$25
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $6,990,442 and $6,224,255 and units of 437,756 and 429,499, respectively)	7,248,358	7,029,176
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $5,626,573 and $2,560,647 and units of 428,607 and 210,738, respectively)	4,989,847	2,836,537
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $2,387,439 and $1,641,065 and units of 207,712 and 150,070, respectively)	2,502,926	1,677,035
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $769,237 and $653,650 and units of 28,075 and 28,027, respectively)	825,590	753,734
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $738,080 and $337,145 and units of 77,200 and 40,396, respectively)	660,681	398,866
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $313,814 and $0 and units of 14,114 and 0, respectively)	331,866	—
Receivable for investments sold	201,949	—
Receivable for fund units sold	84,988	286,854
Other assets	597	—

Total assets	16,872,473	12,982,227

Liabilities
Payable for investments purchased	311,853	286,854
Investment advisory fee payable	2,132	—
ING—program fee payable	7,083	4,852
Trustee, management and administration fees payable	1,258	838
ABA Retirement Funds—program fee payable	1,016	681
Other accruals	5,880	5,384

Total liabilities	329,222	298,609

Net Assets (equivalent to $20.66 and $21.25 per unit based on 800,872 and 596,907 units outstanding, respectively)	$16,543,251	$12,683,618

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the Period July 7, 2009(a) to December 31, 2009
Investment income	$—	$—	$—

Expenses
ING—program fee	78,538	39,151	5,791
Trustee, management and administration fees	13,640	7,003	1,132
Investment advisory fee	10,180	4,557	677
ABA Retirement Funds—program fee	11,100	5,480	821
Legal and audit fees	6,033	3,656	819
Compliance consultant fees	2,171	2,604	476
Reports to unitholders	129	900	275
Registration fees	2,773	1,184	115
Other fees	797	602	336

Total expenses	125,361	65,137	10,442

Net investment income (loss)	(125,361)	(65,137)	(10,442)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,076,616	311,379	37,834

Net realized gain (loss)	1,076,616	311,379	37,834

Change in net unrealized appreciation (depreciation) on:
Investments	(1,544,903)	973,390	305,196

Change in net unrealized appreciation (depreciation)	(1,544,903)	973,390	305,196

Net realized and unrealized gain (loss)	(468,287)	1,284,769	343,030

Net increase (decrease) in net assets resulting from operations	$(593,648)	$1,219,632	$332,588

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010		For the period July 7, 2009(a) to December 31, 2009
From operations
Net investment income (loss)	$(125,361)	$(65,137	) $	(10,442)
Net realized gain (loss)	1,076,616	311,379		37,834
Change in net unrealized appreciation (depreciation)	(1,544,903)	973,390		305,196

Net increase (decrease) in net assets resulting from operations	(593,648)	1,219,632		332,588

From unitholder transactions
Proceeds from units issued	11,654,032	10,696,181		4,405,545
Cost of units redeemed	(7,200,751)	(3,443,878)		(526,450)

Net increase (decrease) in net assets from unitholder transactions	4,453,281	7,252,303		3,879,095

Net increase (decrease) in net assets	3,859,633	8,471,935		4,211,683
Net Assets
Beginning of period	12,683,618	4,211,683		—

End of period	$16,543,251	$12,683,618		$4,211,683

Number of units
Outstanding-beginning of period	596,907	226,145		—
Issued	540,066	551,507		256,270
Redeemed	(336,101)	(180,745)		(30,125)

Outstanding-end of period	800,872	596,907		226,145

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the Year ended December 31, 2011	For the Year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—	$—	$—
Expenses†,††	(0.18)	(0.16)	(0.08)

Net investment income (loss)	(0.18)	(0.16)	(0.08)
Net realized and unrealized gain (loss)	(0.41)	2.79	3.70

Net increase (decrease) in unit value	(0.59)	2.63	3.62
Net asset value at beginning of period	21.25	18.62	15.00

Net asset value at end of period	$20.66	$21.25	$18.62

Ratios/Supplemental Data:
Ratio of expenses to average net assets*,††	0.84%	0.84%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.84%)	(0.84)%	(0.92)%
Portfolio turnover**,†††	50%	29%	9%
Total return**	(2.78)%	14.12%	24.13%
Net assets at end of period (in thousands)	$16,543	$12,684	$4,212

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.029% and 0.027% for 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Schedule of Investments

December 31, 2011

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Fund—100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	77,200	$660,681
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	428,607	4,989,847
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	437,756	7,248,358
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	207,712	2,502,926
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	14,114	331,866
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	28,075	825,590

TOTAL INVESTMENT FUNDS (cost $16,825,585)		16,559,268

	Units	Value
SHORT-TERM INVESTMENTS—0.2%
Affiliated Funds—0.2%
Northern Trust Global Investments - Collective Short Term Investment Fund(a)	25,671	$25,671

TOTAL SHORT-TERM INVESTMENTS (cost $25,671)		25,671

TOTAL INVESTMENTS—100.3% (cost $ 16,851,256)		16,584,939
Liabilities Less Other Assets—(0.3)%		(41,688)

NET ASSETS—100.0%		$16,543,251

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
Large Cap Equity Fund (cost $108,375,238 and $118,437,213 and units of 9,461,947 and 11,731,536, respectively)	$133,697,305	$164,558,249
Bond Core Plus Fund (cost $73,106,915 and $80,939,686 and units of 3,828,099 and 4,112,205, respectively)	104,193,195	105,297,110
Cash	—	567
Receivable for investments sold	—	747,497
Receivable for fund units sold	8,000,000	—

Total assets	245,890,500	270,603,423

Liabilities
Payable for fund units redeemed	8,019,714	747,497

Total liabilities	8,019,714	747,497

Net Assets (equivalent to $95.63 and $92.71 per unit based on 2,487,413 and 2,910,655 units outstanding, respectively)	$237,870,786	$269,855,926

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Investment income (loss)
Dividends (net of foreign tax expense of $0, $0 and $1,173, respectively)	$—	$—	$2,022,875
Securities lending income, net	—	—	62,738

Total investment income	—	—	2,085,613

Expenses
ING—program fee	—	—	141,069
Trustee, management and administration fees	—	—	81,835
Investment advisory fee	—	—	189,258
ABA Retirement Funds—program fee	—	—	212,899
Legal and audit fees	—	—	34,647
Compliance consultant fees	—	—	25,454
Reports to unitholders	—	—	40,482
Registration fees	—	—	3,610
Other fees	—	—	13,529

Total expenses	—	—	742,783

Net investment income (loss)	—	—	1,342,830

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	—	—	(32,434,682)
Bond Core Plus Fund	7,642,229	5,373,870	7,938,724
Large Cap Equity Fund	14,715,119	8,362,499	3,487,026

Net realized gain (loss)	22,357,348	13,736,369	(21,008,932)

Change in net unrealized appreciation (depreciation) on:
Investments	(14,070,113)	17,292,595	73,878,584

Change in net unrealized appreciation (depreciation)	(14,070,113)	17,292,595	73,878,584

Net realized and unrealized gain (loss)	8,287,235	31,028,964	52,869,652

Net increase (decrease) in net assets resulting from operations	$8,287,235	$31,028,964	$54,212,482

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
From operations
Net investment income (loss)	$—	$—	$1,342,830
Net realized gain (loss)	22,357,348	13,736,369	(21,008,932)
Change in net unrealized appreciation (depreciation)	(14,070,113)	17,292,595	73,878,584

Net increase (decrease) in net assets resulting from operations	8,287,235	31,028,964	54,212,482

From unitholder transactions
Proceeds from units issued	433,663	1,121,453	21,363,715
Cost of units redeemed	(40,706,038)	(47,097,364)	(68,726,234)

Net increase (decrease) in net assets from unitholder transactions	(40,272,375)	(45,975,911)	(47,362,519)

Net increase (decrease) in net assets	(31,985,140)	(14,946,947)	6,849,963
Net Assets
Beginning of year	269,855,926	284,802,873	277,952,910

End of year	$237,870,786	$269,855,926	$284,802,873

Number of units
Outstanding-beginning of year	2,910,655	3,443,359	4,081,965
Issued	4,552	12,603	317,735
Redeemed	(427,794)	(545,307)	(956,341)

Outstanding-end of year	2,487,413	2,910,655	3,443,359

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2011	2010	2009	2008	2007
Investment income†	$—	$—	$0.55	$0.95	$0.96
Expenses†,††	—	—	(0.19)	(0.37)	(0.45)

Net investment income (loss)	—	—	0.36	0.58	0.51
Net realized and unrealized gain (loss)	2.92	10.00	14.26	(22.14)	1.89

Net increase (decrease) in unit value	2.92	10.00	14.62	(21.56)	2.40
Net asset value at beginning of year	92.71	82.71	68.09	89.65	87.25

Net asset value at end of year	$95.63	$92.71	$82.71	$68.09	$89.65

Ratios/Supplemental Data:
Ratio of expenses to average net assets††	0.00%	0.00%	0.27%	0.46%	0.50%
Ratio of net investment income (loss) to average net assets(a)	0.00%	0.00%	0.48%	0.71%	0.57%
Portfolio turnover(b)	43%	5%	38%	32%	24%
Total return	3.15%	12.09%	21.47%	(24.05)%	2.75%
Net assets at end of year (in thousands)	$237,871	$269,856	$284,803	$277,953	$413,332

(a)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.
(b)	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity Fund.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2011

	Shares	Value
AMERICAN BAR ASSOCIATION MEMBERS/NORTHERN TRUST
COLLECTIVE TRUST INVESTMENT FUNDS—100.0%
Bond Core Plus Fund	3,828,099	$104,193,195
Large Cap Equity Fund	9,461,947	133,697,305

TOTAL AMERICAN BAR ASSOCIATION MEMBERS/NORTHERN TRUST COLLECTIVE TRUST INVESTMENT FUNDS (cost $181,482,153)		237,890,500

TOTAL INVESTMENTS—100.0%
(cost $ 181,482,153)		237,890,500
Liabilities Less Other Assets—0.0%		(19,714)

NET ASSETS—100.0%		$237,870,786

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets
Investments, at value (cost $2,199,286,258 and $2,220,636,968, respectively)	$2,351,069,730	$2,472,474,568
Northern Trust Global Investments—Collective Government Short Term Investment Fund, at value (cost $115,820,756 and $117,393,773, respectively)	115,820,756	117,393,773
Investments in collective investment funds, at value (cost $307,069,831 and $481,782,101, respectively)	362,951,942	552,921,938
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $43,676,411 and $24,847,816 and units of 43,676,411 and 24,847,816, respectively)	43,676,411	24,847,816
SSgA collective investment funds (cost $1,014,035,373 and $893,834,324 and units of 72,459,248 and 67,110,058, respectively)	1,108,980,868	1,007,928,764
Foreign currency, at value (cost $329,366 and $869,051, respectively)	324,877	899,535
Cash	1,210,925	1,526
Deposit with broker for open swap contracts	—	1,010,000
Deposit with broker for investments sold on TBA commitment transactions	275,000	653,000
Receivable for investments sold on TBA commitment transactions	88,956,055	88,944,496
Receivable for investments sold	28,165,788	70,571,654
Receivable for fund units sold	19,603,232	3,854,021
Interest and dividends receivable	4,024,169	3,963,579
Receivable for futures variation margin	32,925	2,800
Unrealized appreciation of forward currency exchange contracts	27,605	80,352
Tax reclaims receivable	366,868	429,227
Swap premiums paid	40,470	47,124
Unrealized appreciation on swap agreements	644,658	388,862
Other assets	140,001	25

Total assets	4,126,312,280	4,346,413,060

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $67,367,772 and $20,061,562, respectively)	67,605,673	20,012,349
Due to custodian	53,061	8,798
Payable for cash collateral received on securities loaned	71,264,089	240,360,334
Payable for investments purchased on TBA commitment transactions	87,342,049	115,200,156
Payable for investments purchased	36,733,953	23,710,121
Payable for fund units redeemed	16,803,433	8,145,931
Swap premiums received	3,971	29,823
Unrealized depreciation on swap agreements	14,427	292,117
Due to broker for open swap contracts	620,000	813,000
Due to broker for investments purchased on TBA commitment transactions	46,250	936,250
Unrealized depreciation of forward currency exchange contracts	388,756	739,119
Investment advisory fee payable	487,063	473,767
Retirement Date Fund management fee payable	107,696	184,327
ING—program fee payable	1,555,742	1,565,104
Trustee, management and administration fees payable	284,417	279,890
ABA Retirement Funds—program fee payable	223,216	221,041
Payable for legal and audit services	527,250	324,203
Payable for compliance consultant fees	276,912	181,227
Payable for Registration fees	504,498	170,967
Payable for reports to unitholders	74,750	123,981
Other accruals	52,516	312,482

Total liabilities	284,969,722	414,084,987

Net Assets at fair value	3,841,342,558	3,932,328,073

Adjustment from fair value to contract value for fully benefit responsive contracts	(27,057,652)	(13,631,391)

Net Assets	$3,814,284,906	$3,918,696,682

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
Investment income
Dividends	$42,115,630	$39,918,431	$13,789,013
Interest	12,360,919	14,073,180	46,711,907
Interest—affiliated issuers	273,318	18,886	—
Securities lending income, net	460,347	581,499	876,645

Total investment income	55,210,214	54,591,996	61,377,565

Expenses
ING—program fee	19,111,349	18,017,359	10,400,283
Trustee, management and administration fees	3,417,220	3,299,139	2,866,272
Retirement Date Fund management fee	451,540	354,807	261,740
Investment advisory fee	7,098,877	5,918,445	6,312,322
ABA Retirement Funds—program fee	2,698,370	2,534,293	1,746,378
State Street Global Markets-transition management	—	—	492,000
Legal and audit fees	1,471,196	1,615,424	1,633,827
Compliance consultant fees	531,818	1,153,893	1,031,050
Reports to unitholders	31,819	480,059	963,342
Registration fees	679,927	464,832	212,126
Other fees	199,991	334,469	870,493

Total expenses	35,692,107	34,172,720	26,789,833

Net investment income (loss)	19,518,107	20,419,276	34,587,732

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	158,936,948	214,245,132	(34,750,844)
Foreign currency transactions	(455,385)	(549,973)	286,901
Futures contracts	565,633	3,428,190	10,880,883
Written Options	23,460	—	—
Swap contracts	415,822	698,074	(8,429,358)

Net realized gain (loss)	159,486,478	217,821,423	(32,012,418)

Change in net unrealized appreciation (depreciation) on:
Investments	(148,172,845)	138,924,900	472,324,549
Foreign currency transactions	194,893	(697,747)	674,646
Futures contracts	1,831,856	(338,304)	(8,155,101)
Swap contracts	541,441	206,218	21,070,534

Change in net unrealized appreciation (depreciation)	(145,604,655)	138,095,067	485,914,628

Net realized and unrealized gain (loss)	13,881,823	355,916,490	453,902,210

Net increase (decrease) in net assets resulting from operations	$33,399,930	$376,335,766	$488,489,942

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Changes in Net Assets

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009
From operations
Net investment income (loss)	$19,518,107	$20,419,276	$34,587,732
Net realized gain (loss)	159,486,478	217,821,423	(32,012,418)
Change in net unrealized appreciation (depreciation)	(145,604,655)	138,095,067	485,914,628

Net increase (decrease) in net assets resulting from operations	33,399,930	376,335,766	488,489,942

From unitholder transactions
Proceeds from units issued	915,745,992	795,338,620	1,804,224,209
Cost of units redeemed	(1,053,557,698)	(945,962,639)	(832,777,081)

Net increase (decrease) in net assets from unitholder transactions	(137,811,706)	(150,624,019)	971,447,128

Net increase (decrease) in net assets	(104,411,776)	225,711,747	1,459,937,070
Net Assets
Beginning of year	3,918,696,682	3,692,984,935	2,233,047,865

End of year	$3,814,284,906	$3,918,696,682	$3,692,984,935

Number of units
Outstanding-beginning of year	177,107,601	183,994,183	86,663,703
Issued	40,353,802	37,876,183	138,131,118
Redeemed	(46,775,742)	(44,762,765)	(40,800,638)

Outstanding-end of year	170,685,661	177,107,601	183,994,183

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

The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the Program. As of December 31, 2011, the Collective Trust offered twenty separate collective investment funds, comprised of five Managed Funds, six Index Funds, the Real Asset Return Fund, five Retirement Date Funds and three Target Risk Funds (collectively, the “Funds”). The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

Managed Funds

Stable Asset Return Fund (“SARF”)—current income consistent with the preservation of principal and liquidity. SARF may invest in investment contracts (“Traditional Investment

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

Large Cap Equity Fund—long-term growth of capital through investment primarily in common stocks and equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion.

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

Index Funds

Bond Index Fund—replication of the total return of the Barclays Capital U.S. Aggregate Bond Index, after taking into account Fund expenses. As of December 31, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index.

Large Cap Index Equity Fund—replication of the total return of the S&P 500®, after taking into account Fund expenses. As of December 31, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®.

All Cap Index Equity Fund—replication of the total return of the Russell 3000® Index, after taking into account Fund expenses. As of December 31, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index.

Mid Cap Index Equity Fund—replication of the total return of the S&P MidCap 400®, after taking into account Fund expenses. As of December 31, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®.

Small Cap Index Equity Fund—replication of the total return of the Russell 2000® Index, after taking into account Fund expenses. As of December 31, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index.

International Index Equity Fund—replication of the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index, after taking into account

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Fund expenses. As of December 31, 2011, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index.

Each of these underlying funds’ annual financial statements are available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

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

The Retirement Date Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. As of December 31, 2011, each of the Retirement Date Funds invested 100% of its assets in separate State Street Bank collective investment funds listed below.

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

2010 Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement 2010 Non-Lending Series Fund Class A.

2020 Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement 2020 Non-Lending Series Fund Class A.

2030 Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement 2030 Non-Lending Series Fund Class A.

2040 Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement 2040 Non-Lending Series Fund Class A.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Each of these underlying funds’ annual financial statements are available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

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

Each of these underlying funds’ annual financial statements are available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

with varying maturities and money market instruments. As of December 31, 2011, 40.4% and 59.6% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

All the Managed Funds other than SARF (Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and Bond Core Plus Fund) may invest in Northern Trust Global Investments (“NTGI”) – Collective Short Term Investment Fund (“STIF”) and SARF may invest in the NTGI Collective Government Short-Term Investment Fund (“GSTIF”). The annual financial statements of STIF and GSTIF are available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

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

Basis of Presentation

Pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”), combined financial statements are presented for the Collective Trust as a whole, as the SEC registrant, and also for each Fund and the Balanced Fund individually. The Collective Trust’s Declaration of Trust provides that any creditor of, or other person having any claim of any type against, a Fund (including the Balanced Fund), may look only to the assets of such Fund for payment of obligations of such Fund, and that every contract, instrument, certificate or undertaking of or on behalf of any Fund shall be conclusively deemed to have been executed only by or for that Fund and no Fund shall be answerable for any obligation assumed or liability incurred by any other Fund. Accordingly, the assets of each Fund comprising the Collective Trust include only those funds and other assets that are paid to, held by or distributed to the Collective Trust on account of and for the benefit of that Fund, including, without limitation, funds delivered to the Collective Trust for the purchase of Units in that Fund.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

•	Level 1—unadjusted quoted prices in active markets for identical securities.

•

Level 2—other significant observable inputs. Observable inputs are inputs that other market participants would use in valuing a portfolio instrument. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others in active markets and markets that are not active.

•	Level 3—significant unobservable inputs (including the Trustee’s own assumptions in determining the fair value of investments).

Northern Trust Investments has delegated to Northern Trust the responsibility to determine the value of each Fund and the Balanced Fund based on the market value of each Fund’s and the Balanced Fund’s portfolio of securities. Northern Trust generally values each Fund’s and the Balanced Fund’s portfolio of securities, such as equities, based on closing market prices or readily available market quotations and classifies these securities as Level 1. When closing market prices or market quotations are not readily available or are considered by Northern Trust to be unreliable, the fair value of the particular securities or assets is determined in good faith by Northern Trust Investments pursuant to procedures adopted by Northern Trust Investments. For market prices and quotations, as well as some fair value methods of pricing, Northern Trust and Northern Trust Investments may rely upon securities prices provided by pricing services, the persons or entities Northern Trust Investments has retained to assist it in the exercise of its investment responsibility with respect to the Funds and the Balanced Fund (the “Investment Advisors”) or independent dealers. Northern Trust Investments also endeavors to value the security at the amount the owner might reasonably expect to receive upon the security’s current sale. In so doing, the Trustee considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events. These investments are typically classified as Level 2 or 3 depending upon the priority of the significant inputs.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

The Fund discloses significant transfers between Levels based on valuations at the end of each reporting period. There have been no significant transfers in and out of Level 1 and Level 2 fair value measurements for any of the Funds and the Balanced Fund for the year ended December 31, 2011.

The following is a summary of the valuation of the Funds’ and the Balanced Fund’s investments and other financial instruments following the fair value hierarchy levels, as well as a reconciliation of Level 3 assets for which significant unobservable inputs were used in determining value as of December 31, 2011:

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Investments in securities	$—	$893,870,854	$—	$893,870,854
Short-Term Investments	—	115,820,756	—	115,820,756

Total	$—	$1,009,691,610	$—	$1,009,691,610

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Assets
Fixed Income

U.S. Corporate Asset-Backed Securities	$—	$3,717,878	$—	$3,717,878
U.S. Government & Agency Obligations	—	298,323,146	—	298,323,146
Foreign Government Obligations	—	11,310,694	—	11,310,694
Municipals	—	18,011,419	—	18,011,419
Corporate Bonds	—	86,335,537	—	86,335,537
Bank Loans	—	4,709,969	—	4,709,969
Convertible Preferred Stock	—	1,581,000	—	1,581,000
ABA Members Collateral Fund	—	25,558,988	—	25,558,988
Derivatives*	1,833,581	672,263	—	2,505,844

Total	$1,833,581	$450,220,894	$—	$452,054,475

Liabilities
Fixed Income
U.S. Government & Agency Obligations	$—	$(67,605,673)	$—	$(67,605,673)
Derivatives*		(403,183)		(403,183)

Total	$—	$(68,008,856)	$—	$(68,008,856)

Bond Core Plus Fund Level 3 Roll Forward	Corporate Bonds
Balance as of January 1, 2011	$4,104,000
Accrued discounts/premiums	—
Realized gain (loss)	—
Change in unrealized appreciation (depreciation)	(304,000)
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers (out) of Level 3	(3,800,000)

Balance as of December 31, 2011	$—

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The amount of unrealized gain (loss) on investments held by the Bond Core Plus Fund in Level 3 securities still held at December 31, 2011 was $0.

Large Cap Equity Fund**	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$19,842,527	$—	$—	$19,842,527
Communications	73,395,515	—	—	73,395,515
Consumer, Cyclical	80,143,465	—	—	80,143,465
Consumer, Non-Cyclical	162,374,328	—	—	162,374,328
Diversified	393,175	—	—	393,175
Energy	71,410,192	—	—	71,410,192
Financial	68,224,404	—	—	68,224,404
Industrial	66,969,581	—	—	66,969,581
Technology	97,044,172	—	—	97,044,172
Utilities	20,814,952	—	—	20,814,952
ABA Members Collateral Fund	—	6,504,141	—	6,504,141
Collective Investment Fund	—	35,470,126	—	35,470,126
Short-Term Investments	—	29,284,852	—	29,284,852

Total	$660,612,311	$71,259,119	—	$731,871,430

Small-Mid Cap Equity Fund**	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$12,249,756	$—	$—	$12,249,756
Communications	16,559,765	—	—	16,559,765
Consumer, Cyclical	33,751,891	—	—	33,751,891
Consumer, Non-Cyclical	48,251,178	—	—	48,251,178
Energy	15,941,367	—	—	15,941,367
Financial	49,602,272	—	—	49,602,272
Industrial	29,879,761	—	—	29,879,761
Technology	24,103,882	—	—	24,103,882
Utilities	12,010,295	—	—	12,010,295
ABA Members Collateral Fund	—	32,737,095	—	32,737,095
Collective Investment Fund	—	12,347,154	—	12,347,154
Short-Term Investments	—	8,045,895	—	8,045,895

Total	$242,350,167	$53,130,144	$—	$295,480,311

Small-Mid Cap Equity Fund Level 3 Roll Forward	Common Stock and/or Other Equity Investments
Balance as of January 1, 2011	$14,828
Accrued discounts/premiums	—
Realized gain (loss)	—
Change in unrealized appreciation (depreciation)	(14,828)
Purchases	—
Sales	—
Transfers into Level 3	—
Transfers (out) of Level 3	—

Balance as of December 31, 2011	$—

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The amount of unrealized gain (loss) on investments held by the Small-Mid Cap Equity Fund in Level 3 securities at December 31, 2011 was $(299,256), which is included in the statement of operations as part of the net change in unrealized appreciation (depreciation) on investments.

International All Cap Equity Fund**	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$3,499,110	$—	$3,499,110
Austria	—	475,466	—	475,466
Belgium	335,445	2,619,539	—	2,954,984
Brazil	1,601,051	—	—	1,601,051
Canada	2,234,857	—	—	2,234,857
China	199,992	709,881	—	909,873
Czech Republic	—	254,226	—	254,226
Denmark	—	184,074	—	184,074
Finland	—	665,834	—	665,834
France	—	8,275,768	—	8,275,768
Germany	305,952	8,655,254	—	8,961,206
Greece	—	1,136,070	—	1,136,070
Hong Kong	—	4,606,652	—	4,606,652
Indonesia	479,144	498,932	—	978,076
Ireland	1,028,481	881,093	—	1,909,574
Israel	352,018	354,486	—	706,504
Italy	—	1,368,301	—	1,368,301
Japan	490,116	20,595,188	—	21,085,304
Malaysia	—	1,635,305	—	1,635,305
Mexico	709,027	—	—	709,027
Netherlands	565,536	5,259,824	—	5,825,360
Norway	—	836,388	—	836,388
Papua New Guinea	—	585,106	—	585,106
Philippines	741,051	105,563	—	846,614
Poland	—	1,309,672	—	1,309,672
Portugal	—	243,015	—	243,015
Singapore	—	2,932,682	—	2,932,682
South Africa	—	4,516,908	—	4,516,908
South Korea	—	3,451,756	—	3,451,756
Spain	104,554	1,657,527	—	1,762,081
Sweden	—	2,172,458	—	2,172,458
Switzerland	1,248,453	10,795,423	—	12,043,876
Taiwan	—	3,636,737	—	3,636,737
Thailand	—	831,124	—	831,124
Turkey	—	342,079	—	342,079
United Kingdom	3,964,088	20,161,905	—	24,125,993
United States	633,644	—	—	633,644
ABA Members Collateral Fund	—	5,014,354	—	5,014,354
Exchange-Traded Fund	7,429,584	—	—	7,429,584
Short-Term Investments	—	4,059,329	—	4,059,329

Total	$22,422,993	$124,327,029	$—	$146,750,022

*	Derivatives include unrealized appreciation/depreciation on open futures contracts, foreign forward currency contracts and interest rate swap contracts.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

**	For Level 2 investments, all applicable Funds (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) value their direct and indirect investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost based values used by the ABA Members Collateral Fund for daily transactions. See Note 5. Securities Lending for further information about the ABA Members Collateral Fund.

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$82,462,925	$—	$82,462,925

Total	$—	$82,462,925	$—	$82,462,925

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$68,037,847	$—	$68,037,847

Total	$—	$68,037,847	$—	$68,037,847

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$266,749,521	$—	$266,749,521

Total	$—	$266,749,521	$—	$266,749,521

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$57,872,403	$—	$57,872,403

Total	$—	$57,872,403	$—	$57,872,403

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$31,792,166	$—	$31,792,166

Total	$—	$31,792,166	$—	$31,792,166

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$48,040,457	$—	$48,040,457

Total	$—	$48,040,457	$—	$48,040,457

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$21,815,309	$—	$21,815,309

Total	$—	$21,815,309	$—	$21,815,309

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$35,605,786	$—	$35,605,786

Total	$—	$35,605,786	$—	$35,605,786

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$63,771,457	$—	$63,771,457

Total	$—	$63,771,457	$—	$63,771,457

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$155,940,174	$—	$155,940,174

Total	$—	$155,940,174	$—	$155,940,174

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$115,510,441	$—	$115,510,441

Total	$—	$115,510,441	$—	$115,510,441

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$75,373,681	$—	$75,373,681

Total	$—	$75,373,681	$—	$75,373,681

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$23,549,252	$—	$23,549,252
Short-Term Investments	$—	$1,203,630	$—	$1,203,630

Total	$—	$24,752,882	$—	$24,752,882

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$45,900,181	$—	$45,900,181
Short-Term Investments	$—	$1,057,034	$—	$1,057,034

Total	$—	$46,957,215	$—	$46,957,215

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$16,559,268	$—	$16,559,268
Short-Term Investments	$—	$25,671	$—	$25,671

Total	$—	$16,584,939	$—	$16,584,939

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$237,890,500	$—	$237,890,500

Total	$—	$237,890,500	$—	$237,890,500

B.    Stable Asset Return Fund (“SARF”)

The Trustee restructured the SARF on December 8, 2010. In connection therewith, effective December 8, 2010, the Trustee entered into Investment Advisor Agreements with Galliard Capital Management, Inc. (“Galliard”), Jennison Associates LLC (“Jennison”) and Pacific Investment Management Company, LLC (“PIMCO”), pursuant to which Galliard, Jennison and PIMCO, respectively, will provide investment advisory services with respect to portions of the Stable Asset Return Fund. In addition, Galliard is responsible for making recommendations regarding the appointment and retention of investment advisors for the portions of the Stable Asset Return Fund for which it does not serve as an investment advisor. As of December 31, 2011, approximately 55%, 18% and 16% of the assets of the Stable Asset Return Fund were allocated to Galliard, Jennison and PIMCO, respectively. In addition, as of December 31, 2011, approximately 11% of the assets of the Fund were allocated to the NTGI Collective Government Short-Term Investment Fund, which provides a “liquidity buffer” for the Stable Asset Return Fund.

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

CV = contract value

D = weighted average duration of the underlying portfolio

Y = annualized weighted average yield to maturity of the underlying portfolio

F = wrap contract and investment advisory fees

The investment advisory fee for the SARF, which is included as part of the crediting rate, is disclosed for financial reporting purposes and is included in “Investment advisory fee” in the accompanying Statements of Operations in the amounts of $1,301,624 for the year ended December 31, 2011 and $84,461 from December 8, 2010 through December 31, 2010.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

Only an event initiated by the Trustee at the level of the Collective Trust, such as termination of the SARF, would have the potential to limit the ability of the SARF to transact at contract value with plan participants. As of December 31, 2011, the occurrence of an event that would limit the ability of the SARF to transact at contract value with the participants was not probable.

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

iii.    Adjustments to Contract Value

At December 31, 2011, all SGICs held by the SARF were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the SARF’s fully benefit-responsive investment contracts during the year ended December 31, 2011 is reflected below:

	December 31, 2011	December 31, 2010	Change
Investments (at fair value)	$893,870,854	$871,972,224	$21,898,630
Investments (at contract value)	866,813,202	858,340,833	8,472,369
Adjustment to fair value	(27,057,652)	(13,631,391)	(13,426,261)

Year-end average yields
Based on actual income(1)	1.31%
Based on interest rate credited to participants(2)	2.16%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on December 31, 2011 by the fair value of investments on December 31, 2011.
(2)	Computed by dividing the annualized one-day earnings credited to participants on December 31, 2011 by the fair value of investments on December 31, 2011.

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analyses disclosures. These are estimates calculated based on the current Crediting Rate, are not intended to serve as a projection or guarantee of future rates of return to be earned by the SARF and make an assumption that there is no change in the duration of the underlying investment portfolio.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2011	2.16%
March 31, 2012		2.20%	2.28%	2.43%	2.50%
June 30, 2012		2.04%	2.15%	2.36%	2.46%
September 30, 2012		1.90%	2.03%	2.29%	2.42%
December 31, 2012		1.77%	1.93%	2.23%	2.38%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2011	2.16%
March 31, 2012		2.32%	2.40%	2.55%	2.62%
June 30, 2012		2.15%	2.26%	2.47%	2.56%
September 30, 2012		1.99%	2.13%	2.39%	2.51%
December 31, 2012		1.85%	2.01%	2.32%	2.47%

2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the Collective Trust due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. For the open tax years as of December 31, 2011, management determined that no uncertainties would have a material impact on the Collective Trust’s tax liabilities. However, management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof. Authoritative accounting guidance establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken in any tax jurisdiction.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

For the year ended December 31, 2011, the Bond Core Plus Fund had an average notional exposure of $6,169,627 related to futures contracts.

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

For the year ended December 31, 2011, the Bond Core Plus Fund had an average notional exposure of $10,405,176 related to forward foreign currency contracts.

The Funds and the Balanced Fund through their investments in other collective funds may have exposure indirectly to this type of derivative instrument.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

J.    Interest Rate Swap Contracts

The Bond Core Plus Fund invests in swap contracts. A swap is an agreement to exchange the return generated by one instrument for the return generated by another instrument. Swap agreements are privately negotiated in the over-the-counter market (“OTC swaps”) or may be executed in a multilateral or other trade facility platform, such as a registered exchange (“centrally cleared swaps”). The Fund uses interest rate swap contracts to manage its exposure to interest rates. Interest rate swap contracts typically represent the exchange of commitments to make variable rate and fixed rate payments with respect to a notional amount of principal. Swap contracts typically have a term of one to ten years, but typically require periodic interim settlement in cash, at which time the specified variable interest rate is reset for the next settlement period. During the period that the swap contract is open, the contract is marked-to-market as the net amount due to or from the Fund in accordance with the terms of the contract based on the closing level of the interest accrual through valuation date. Changes in the value of swap contracts are recorded as unrealized gains or losses. Periodic cash settlements on interest rate swaps are recorded as adjustments to realized gains or losses. Up-front OTC swap payments or receipts are recorded to realized gains or losses upon termination of the swap contract.

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

For the year ended December 31, 2011, the Bond Core Plus Fund had an average notional exposure of $7,325,000 related to interest rate swap contracts.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

eliminated. When a written call option is exercised, the Fund realizes a gain or loss from the sale of the underlying security and the proceeds from such sale are increased by the premium originally received. If a written put option is exercised, the amount of the premium originally received will reduce the cost of the security which the Fund is obligated to purchase.

For the year ended December 31, 2011, the Bond Core Plus Fund had an average notional exposure of $3,910 related to written option contracts.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at December 31, 2011 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statement of Assets and Liabilities.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund
	Futures Contracts(a)	$1,833,581	$—	$1,833,581
	Forward Contracts(b)	—	27,605	27,605
	Swap Contracts(c)	644,658	—	644,658

	Total Value	$2,478,239	$27,605	$2,505,844

		December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund
	Futures Contracts(a)	$2,538	$—	$2,538
	Forward Contracts(b)	—	80,308	80,308
	Swap Contracts(c)	388,862	—	388,862

	Total Value	$391,400	$80,308	$471,708

Liability Derivatives

		December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund
	Futures Contracts(a)	$—	$—	$—
	Forward Contracts(b)	—	388,756	388,756
	Swap Contracts(c)	14,427	—	14,427

	Total Value	$14,427	$388,756	$403,183

		December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund
	Futures Contracts(a)	$813	$—	$813
	Forward Contracts(b)	—	738,989	738,989
	Swap Contracts (c)	292,117	—	292,117

	Total Value	$292,930	$738,989	$1,031,919

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

(a)	Net Assets Unrealized-Appreciation/Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note 2.H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized appreciation/depreciation of forward currency exchange contracts
(c)	Swap contracts, at value

		For the year ended December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$565,633	$—	$565,633
	Forward Contracts(b)	—	(606,305)	(606,305)
	Written Options(c)	23,460	—	23,460

	Total Value	$589,093	$(606,305)	$(17,212)

		For the year ended December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$3,428,190	$—	$3,428,190
	Forward Contracts(b)	—	(294,793)	(294,793)
	Swap Contracts(d)	698,074	—	698,074

	Total Value	$4,126,264	$(294,793)	$3,831,471

		For the year ended December 31, 2009
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$10,880,883	$—	$10,880,883
	Forward Contracts(b)		(672,028)	(672,028)
	Swap Contracts(d)	(8,429,358)	—	(8,429,358)

	Total Value	$2,451,525	$(672,028)	$1,779,497

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) written options
(d)	Net realized gain/(loss) swap contracts

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

		For the year ended December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts(a)	$1,831,856	$—	$1,831,856
	Forward Contracts(b)	—	283,359	283,359
	Swap Contracts(c)	541,441	—	541,441

	Total Value	$2,373,297	$283,359	$2,656,656

		For the year ended December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts(a)	$(338,304)	$—	$(338,304)
	Forward Contracts(b)	—	(739,185)	(739,185)
	Swap Contracts(c)	206,218	—	206,218

	Total Value	$(132,086)	$(739,185)	$(871,271)

		For the year ended December 31, 2009
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts(a)	$(8,155,101)	$—	$(8,155,101)
	Forward Contracts(b)	—	623,683	623,683
	Swap Contracts(c)	21,070,534	—	21,070,534

	Total Value	$12,915,433	$623,683	$13,539,116

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net unrealized appreciation/(depreciation) futures contracts
(b)	Net unrealized appreciation/(depreciation) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

3.    Investment Advisory, Investment Management and Related Party Transactions

Prior to July 1, 2010, State Street had retained the services of the Investment Advisors listed below to advise it with respect to its investment responsibility and had allocated the assets of certain of the Funds among the Investment Advisors. In connection with the substitution of Northern Trust Investments for State Street as trustee of the Collective Trust effective July 1, 2010, State Street terminated the Investment Advisor Agreements between it and the Investment Advisors. Northern Trust Investments entered into successor Investment Advisor Agreements with such Investment Advisors to which the Investment Advisors continue to provide investment advice to one or more of the Funds offered as investment options under the Program. As of December 31, 2011, the line-up of Investment Advisors to the Funds was as follows:

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

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees incurred for each Investment Advisor during the years ended December 31, 2011, December 31, 2010 and December 31, 2009 are listed below; the annual 2011 asset-based fees range from the highest rate of .65% to the lowest rate of ..05% among the various Investment Advisors.

Investment Advisor	Fund and Fund Inception Date	Fees for the year ended December 31, 2011	Fees for the year ended December 31, 2010	Fees for the year ended December 31, 2009
Altrinsic Global Advisors, LLC	International All Cap Equity Fund (reorganization date July 2, 2009)	$162,772	$175,571	$138,932

C.S. McKee, L.P.	Large Cap Equity Fund (inception date July 2, 2009)	654,109	652,399	467,496

Columbus Circle Investors	Large Cap Equity Fund (inception date July 2, 2009)	646,469	594,606	—

Delaware Investment Advisers	Large Cap Equity Fund (inception date July 2, 2009)	476,758	436,602	-

Denver Investment Advisors LLC	Small-Mid Cap Equity Fund (inception date July 2, 2009)	285,847	300,713	114,514

Eagle Global Advisors LLC	International All Cap Equity Fund (reorganization date July 2, 2009)	95,356	99,644	65,235

First State Investments International Limited	International All Cap Equity Fund (reorganization date July 2, 2009)	229,427	196,778	84,935

Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund (inception date July 2, 2009)	125,732	125,020	59,865

Galliard Capital Management, Inc.	Stable Asset Return Fund (reorganization date December 8, 2010)	734,622	48,124	—
Jennison Associates, LLC	Stable Asset Return Fund (reorganization date December 8, 2010)	177,106	11,342	—

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Investment Advisor	Fund and Fund Inception Date	Fees for the year ended December 31, 2011	Fees for the year ended December 31, 2010	Fees for the year ended December 31, 2009
Jennison Associates LLC	Large Cap Equity Fund (inception date July 2, 2009)	396,951	402,784	363,574

Lombardia Capital Partners, LLC *	Small-Mid Cap Equity Fund (inception date July 2, 2009)	109,173	—	—

LSV Asset Management	International All Cap Equity Fund (reorganization date July 2, 2009)	162,275	157,800	—

LSV Asset Management	Small-Mid Cap Equity Fund (inception date July 2, 2009)	207,626	218,040	85,136

Martin Currie Inc.	International All Cap Equity Fund (reorganization date July 2, 2009)	131,242	136,831	88,389

OFI Institutional Asset Management, Inc.**	Small-Mid Cap Equity Fund (inception date July 2, 2009)	—	97,862	98,327

Allianz Global Investors Capital LLC	Small-Mid Cap Equity Fund (inception date July 2, 2009)	140,395	138,432	66,010

Pacific Investment Management Company LLC	Bond Core Plus Fund (inception date September 5, 1995)	919,254	1,063,591	1,062,238

Pacific Investment Management Company, LLC	Stable Asset Return Fund (reorganization date December 8, 2010)	389,896	24,995	—

Riverbridge Partners	Small-Mid Cap Equity Fund (inception date July 2, 2009)	154,884	153,207	71,928

Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund (inception date July 2, 2009)	209,712	226,688	117,135

TCW Investment Management Company	Small-Mid Cap Equity Fund (inception date July 2, 2009)	139,893	138,988	67,207

		$6,549,499	$5,400,017	$2,950,921

*	Fee listed is from May 10, 2011, the date on which Lombardia Capital Partners, LLC commenced providing investment advice with respect to the Small-Mid Cap Equity Fund.
**	Effective June 17, 2010, the Investment Advisory Agreement between OFI Institutional Asset Management, Inc. and State Street was terminated.

Program Fee

A separate program fee (“Program fee”) is paid to each of the Program recordkeeper and ABA Retirement Funds. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rates in effect at various times during the year ended December 31, 2009:

For the period January 1, 2009 through June 17, 2009:

Value of Assets	Rate of ABA Retirement Funds Program Fee
First $500 million	.075%
Next $850 million	.065%
Next $1.15 billion	.035%
Next $1.5 billion	.025%
Over $4 billion	.015%

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rate in effect during the years ended December 31, 2011 and 2010 and for the period June 18, 2009 through December 31, 2009:

Value of Assets	Rate of ABA Retirement Funds Program Fee
First $3 billion	.075%
Next $1 billion	.065%
Next $1 billion	.035%
Next $1 billion	.025%
Over $6 billion	.015%

For the years ended December 31, 2011, December 31, 2010 and December 31, 2009 the ABA Retirement Funds received Program fees of $2,698,370, $2,534,293, and $1,950,929, respectively. This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net assets as of the time of calculation thereof.

Prior to May 1, 2009, the Collective Trust paid a Program fee to State Street Bank based on the aggregate assets of the Funds and the Balanced Fund at the following annual rate (excluding one-time project fees):

Value of Assets	Rate of ABA Retirement Funds Program Fee
First $2 billion	.40%
Next $1 billion	.31%
Next $1 billion	.21%
Next $4 billion	.13%

For the period from January 1, 2009 through April 30, 2009, the Program fee paid to State Street Bank was $3,588,754.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

For the years ended December 31, 2011, December 31, 2010 and for the period from May 1, 2009 through December 31, 2009, respectively, the Program fee paid to ING Life was $19,111,349, $18,017,359 and $11,156,188, respectively.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. A service penalty of $50,000 and $30,000 was imposed on ING Services during the years ended December 31, 2011 and December 31, 2010, and is reflected net of the fees stated above.

The Collective Trust entered into a brokerage services agreement with TD Ameritrade, Inc. and TD Ameritrade Clearing, Inc. TD Ameritrade has agreed that, effective September 2, 2011, it will make payments on behalf of the Program in consideration of the Program’s services rendered with respect to the Self-Directed Brokerage Accounts. Such payments will be applied against, and thus reduce, the program expense fee otherwise payable to ING Life, which is included in the accompanying statements of operations as part of “ING—program fee” in the amount of $139,999 for the year ended December 31, 2011. TD Ameritrade pays the Collective Trust, quarterly in arrears, an amount calculated based on the table below; based on the value of plan assets held in TD Ameritrade brokerage accounts under the Program during such quarter, calculated on the average of the Program’s assets held on the last business day of each month in the applicable quarter.

Value of Program Assets
First $100 million	.000%
Next $400 million	.018%
Over $500 million	.020%

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

For the period from January 1, 2009 through January 31, 2009:

Value of Assets	Rate
First $1.0 billion	.217%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the six-month period ended June 30, 2010 and for the period February 1, 2009 through December 31, 2009:

Value of Assets	Rate
First $1.0 billion	.202%
Next $1.8 billion	.067%
Over $2.8 billion	.029%

For the six-month period ended June 30, 2010 and for the year ended December 31, 2009, State Street Bank received trust, management and administration fees of $1,683,013 and $3,311,857, respectively.

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

For the year ended December 31, 2011 Northern Trust received trust, management and administration fees of $3,417,220. For the six-month period ended December 31, 2010, Northern Trust received trust, management and administration fees of $1,616,125.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

Since February 2, 2009 (or the inception date of the Fund , if later) until June 30, 2010, the fees for the indexed portions of the Managed Funds and the fees for the respective Index Funds were at the following annual rates:

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

State Street Bank received the following fees paid from the Funds listed below during the years ended December 31, 2011, December 31, 2010 and December 31, 2009:

	Fees for the year ended December 31, 2011	Fees for the year ended December 31, 2010	Fees for the year ended December 31, 2009
Bond Index Fund (inception date February 3, 2009)	$27,821	$18,218	$7,226
Large Cap Index Equity Fund (inception date February 9, 2009)	12,249	8,394	2,790
All Cap Index Equity Fund (inception date September 5, 1995)	113,875	120,652	106,526
Mid Cap Index Equity Fund (inception date February 3, 2009)	22,583	14,088	4,447
Small Cap Index Equity Fund (inception date February 3, 2009)	13,496	8,416	3,128
International Index Equity Fund (inception date March 3, 2009)	62,421	34,051	9,138
Large Cap Equity Fund (inception date July 2, 2009)	10,329	27,274	40,075
Small-Mid Cap Equity Fund (inception date July 2, 2009)	4,690	3,646	1,784
International All Cap Equity Fund (reorganized on July 2, 2009)	8,878	6,810	9,090

	$276,342	$241,549	$184,204

The Real Asset Return Fund is subject to an annual management fee of .078% of the assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. Prior to July 1, 2010, the Real Asset Return Fund was subject to a management fee of .09% of the total assets invested in the Real Asset Return Fund, payable to State Street Bank. For the years ended December 31, 2011 and December 31, 2010 and for the period since inception on July 7, 2009 through December 31, 2009, State Street Bank received Real Asset Return Fund management fees of $15,344, $7,566 and $1,485, respectively.

The Retirement Date Funds are subject to an annual management fee of .10% of the assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the years ended December 31, 2011, December 31, 2010 and December 31, 2009, State Street Bank received Retirement Date Funds management fees of $451,540, $354,807 and $261,740, respectively.

Effective July 1, 2010, the Target Risk Funds are subject to an annual management fees of .042%, .055% and .063% of the assets invested in the Conservative Risk Fund, Moderate Risk Funds and Aggressive Risk Fund, respectively, payable to State Street Bank. The fee is accrued daily and paid monthly. Prior to July 1, 2010, the Target Risk Funds were subject to an annual management fee of .06% of the assets invested in the Target Risk Funds, payable to State Street Bank. For the years ended December 31, 2011 and December 31, 2010 and for the period since inception on July 7, 2009 through December 31, 2009, State Street Bank received Target Risk Fund management fees of $43,078, $22,436 and $4,163, respectively.

Investment Advisor Fees –Managed Funds

From July 1, 2010 through December 8, 2010, the Stable Asset Return Fund paid State Street Bank a fee at the annual rate of .05% of the assets of the Fund, which was accrued on a daily basis and paid

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

monthly from the assets of the Fund. The amount paid to State Street Bank for the period from July 1, 2010 through December 8, 2010 was $217,418. No fee structure was in place prior to July 1, 2010.

Effective December 8, 2010, the new Investment Advisors for the Stable Asset Return Fund are paid a weighted average fee at an annual rate of approximately .15%.

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts are above $600 million (as of December 31, 2011, the aggregate value of such assets was $2.1 billion), the Fund pays its Investment Advisor a fee at the following annual rate:

Value of Assets	Rate
First $600 million	.25%
Next $700 million	.20
Over $1300 million	.15

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts falls below $600 million, the following fee schedule applies:

Value of Assets	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of December 31, 2011:

Fund	Rate
Large Cap Equity Fund	.294%
Small-Mid Cap Equity Fund	.479
International All Cap Equity Fund	.492

Northern Trust Investments is paid a fee of .15% of the excess cash in the Managed Funds (Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund, Bond Core Plus Fund and the SARF) that is swept to the STIF for the Managed Funds and to the GSTIF for the SARF. Northern Trust Investments was paid $20,488, $7,885, $6,218, $3,403 and $176,620 for the year ended December 31, 2011, and was paid $9,451, $4,067, $3,081, $1,176 and $11,684 for the period from July 1, 2010 through December 31, 2010 from the Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund, Bond Core Plus Fund and the SARF, respectively. No fee structure was in place prior to July 1, 2010.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Operational Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For years ended December 31, 2011, 2010 and 2009 these expenses totaled $2,914,751, $4,048,677 and $4,710,838 respectively. Fees in the amount of approximately $63,855, $22,460 and $83,421 for the registration of $550 million, $315 million and $1,495 million of Units with the SEC were paid during 2011, 2010 and 2009, respectively and are an operational cost for all the Funds. These operational costs are allocated to all of the Funds and the Balanced Fund based on net assets.

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

4.    Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities and the Funds’ assets invested in collective investment funds, excluding U.S. Government securities and short-term investments were as follows:

	For the year ended December 31, 2011
	Purchases	Sales
Bond Core Plus Fund	$12,869,501	$9,602,063
Large Cap Equity Fund	418,697,153	520,005,593
Small-Mid Cap Equity Fund	332,116,170	371,566,744
International All Cap Equity Fund	70,830,494	80,530,761
Bond Index Fund	29,219,107	8,264,656
Large Cap Index Equity Fund	24,771,184	12,957,660
All Cap Index Equity Fund	10,532,288	40,536,599
Mid Cap Index Equity Fund	27,876,478	12,339,027
Small Cap Index Equity Fund	17,087,305	10,353,608
International Index Equity Fund	16,323,464	4,940,891
Real Asset Return Fund	16,388,021	8,340,415
Lifetime Income Retirement Date Fund	7,658,832	9,269,024
2010 Retirement Date Fund	12,187,893	22,569,609
2020 Retirement Date Fund	31,428,339	20,022,069
2030 Retirement Date Fund	20,338,828	17,457,642
2040 Retirement Date Fund	14,959,744	5,535,156
Conservative Risk Fund	17,491,057	10,389,052
Moderate Risk Fund	30,711,439	16,256,681
Aggressive Risk Fund	11,947,806	7,615,599
Balanced Fund	112,007,488	152,259,582

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the year ended December 31, 2011
	Purchases	Sales
Bond Core Plus Fund	$955,627,862	$900,849,797

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) and the Balanced Fund, which indirectly engages in securities, lending no longer invest in the State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by the Funds that directly engage in securities lending was reinvested in a newly formed cash collateral pooled fund (the “ABA Members Collateral Fund”) managed by State Street Bank as securities lending agent (“Lending Agent”) and dedicated solely to the Funds that directly engage in securities lending. At the time of its formation, the ABA Members Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D. Thereafter, the overall level of securities loans made by the Funds will have a direct impact on the overall level of cash collateral held in the ABA Members Collateral Fund. For purposes of daily admissions and redemptions, the short-term portfolio instruments in the ABA Members Collateral Fund are currently valued on the basis of amortized cost, as provided for in the Investment Guidelines of the ABA Members Collateral Fund. Participant units in the ABA Members Collateral Fund are issued and redeemed on each business day (“valuation date”). Participant units in the ABA Members Collateral Fund, were, through December 31, 2011, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the ABA Members Collateral Fund, the Lending Agent will notify the Trustee that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the Lending Agent, in its sole discretion and acting in a manner it deems appropriate and fair on behalf of all of the unitholders, may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

The ABA Members Collateral Fund’s per unit net asset values, and the net asset value of the Funds and the Balanced Fund investing directly or indirectly in the ABA Members Collateral Fund, are reflected at fair value for financial reporting purposes and differ from the per unit net asset values calculated for purpose of transactions experienced by participants in their accounts.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

At December 31, 2011, the Funds’ fair value of securities on loan and investments of collateral value received at amortized cost and fair value for securities loaned was as follows:

	Fair Value of Loaned Securities	Investments of Collateral Received
Fund		Amortized Cost	Fair Value
Bond Core Plus Fund	$25,564,628	$26,089,651	$25,558,988
Large Cap Equity Fund	6,493,974	6,639,182	6,504,141
Small-Mid Cap Equity Fund	32,550,879	33,416,793	32,737,095
International All Cap Equity Fund	4,876,357	5,118,463	5,014,354

Units of the ABA Members Collateral Fund continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain dollar amount withdrawal limitations would apply to redemptions in connection with discontinuing participation in the securities lending program. At December 31, 2011, the market value of the investments in the ABA Members Collateral Fund, as reported by its trustee, was approximately 97.966% of amortized cost. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions.

6.    Participant Ownership

As of December 31, 2011, the following Fund had a participant owning greater than 5% of the outstanding units of such Fund: One participant owned 5.96% of the outstanding units of the 2010 Retirement Date Fund.

7.    Subsequent Event-Additional Funds Added to Fund Options

On January 16, 2012, the Collective Trust made available to participants the Global All Cap Fund, the Alternative Alpha Fund, and the 2050 Retirement Date Fund as investment options.