Form 10-Q
period 2012-03-31
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2012-05-15
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited		December 31, 2011
Assets
Investments, at Contract Value (including Wrapper Contracts, at Value of $0 and $0, respectively) (cost $871,906,636 and $866,813,202, respectively)	$919,920,586		$893,870,854
Northern Trust Global Investments - Collective Government Short Term Investment Fund (cost $104,306,709 and $115,820,756, respectively)	104,306,709		115,820,756
Receivable for fund units sold	—		1,452,753
Interest and dividends receivable	866		1,019
Other assets	28,305		39,257

Total assets	1,024,256,466		1,011,184,639

Liabilities
Payable for fund units redeemed	1,278,330		—
ING—program fee payable	401,366		428,403
Trustee, management and administration fees payable	73,472		75,725
ABA Retirement Funds—program fee payable	57,360		61,465
Payable for legal and audit services	65,968		142,250
Payable for compliance consultant fees	80,443		74,967
Payable for reports to unitholders	—	(a)	20,031
Payable for registration fees	—	(b)	136,158
Other accruals	177,817		13,601

Total liabilities	2,134,756		952,600

Net Assets at fair value	1,022,121,710		1,010,232,039

Adjustment from fair value to contract value for fully benefit responsive contracts	(48,013,950)		(27,057,652)

Net Assets (equivalent to $36.18 and $36.06 per unit based on 26,922,550 and 27,266,480 units outstanding, respectively)	$974,107,760		$983,174,387

(a)	Payable for reports to unitholders fee is included in other accruals.
(b)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income
Dividends	$5,421,113	$4,857,951
Interest—affiliated issuers	42,982	48,658

Total investment income	5,464,095	4,906,609

Expenses
ING—program fee	1,223,689	1,263,361
Trustee, management and administration fees	218,392	213,389
Investment advisory fee	367,981	357,641
ABA Retirement Funds—program fee	174,999	174,424
Legal and audit fees	67,657	76,571
Compliance consultant fees	40,272	40,217
Reports to unitholders	4,833	6,459
Registration fees	47,037	53,409
Other fees	9,666	9,630

Total expenses	2,154,526	2,195,101

Less: Expense reimbursement	(38,902)	—

Net expenses	2,115,624	2,195,101

Net investment income (loss)	3,348,471	2,711,508

Net increase (decrease) in net assets resulting from operations	$3,348,471	$2,711,508

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$3,348,471

Net increase (decrease) in net assets resulting from operations	3,348,471

From unitholder transactions
Proceeds from units issued	57,132,718
Cost of units redeemed	(69,547,816)

Net increase (decrease) in net assets from unitholder transactions	(12,415,098)

Net increase (decrease) in net assets	(9,066,627)
Net Assets
Beginning of period	983,174,387

End of period	$974,107,760

Number of units
Outstanding-beginning of period	27,266,480
Issued	1,581,748
Redeemed	(1,925,678)

Outstanding-end of period	26,922,550

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$0.20	$0.18
Expenses†,††	(0.08)	(0.08)

Net investment income (loss)	0.12	0.10

Net increase (decrease) in unit value	0.12	0.10
Net asset value at beginning of period	36.06	35.65

Net asset value at end of period	$36.18	$35.75

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.87%	0.91%
Ratio of net investment income (loss) to average net assets*	1.38%	1.14%
Portfolio turnover**	0.00%	0.00%
Total return**	0.33%	0.28%
Net assets at end of period (in thousands)	$974,108	$971,794

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Issuer Name	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
SYNTHETIC GUARANTEED INVESTMENT CONTRACTS - (88.5%)
ING	A	60313	No Stated Maturity	Variable	2.67	368,569,709	—	(17,719,446)	350,850,263
PRUDENTIAL INSURANCE CO. OF AMERICA	AA-	GA-62318	No Stated Maturity	Variable	3.14	360,637,592	—	(18,803,361)	341,834,231
UNITED OF OMAHA LIFE INSURANCE CO.	A+	SVW-15429	No Stated Maturity	Variable	2.77	190,713,285	—	(11,491,143)	179,222,142

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS						919,920,586	—	(48,013,950)	871,906,636

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS GALLIARD MANAGED PORTFOLIO — 56.3%
Agency — 5.1%
Fannie Mae JD26	7,250,000	1.50	06/26/2013	7,359,910
Fannie Mae JJ12	410,000	3.88	07/12/2013	428,967
Fannie Mae MN19	4,400,000	4.75	11/19/2012	4,526,192
FEDERAL HOME LOAN BANK MN29	2,080,000	3.63	05/29/2013	2,160,578

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Agency (Continued)
FHLB MN15	3,200,000	5.75	05/15/2012	3,221,440
FHLMC AO25	4,400,000	4.63	10/25/2012	4,510,792
FHLMC FA25	8,300,000	1.38	02/25/2014	8,475,462
FHLMC JD28	4,275,000	3.75	06/28/2013	4,462,160
FHLMC JJ9	3,335,000	1.38	01/09/2013	3,364,748
FNMA AO15	2,495,000	4.63	10/15/2013	2,658,770
FNMA MS15	7,660,000	4.38	03/15/2013	7,961,651
Overseas Private Investment Co	2,000,000	—	05/02/2013	2,046,120
Overseas Private Investment Co	600,000	—	05/02/2014	615,654

				51,792,444

Asset Backed — 6.7%
ALLY AUTO RECEIVABLES TRUST SERIES 20112 CLASS A3 Mo-15	2,700,000	1.18	04/15/2015	2,715,984
ALLY AUTO RECEIVABLES TRUST SERIES 20113 CLASS A3 Mo-15	2,980,000	0.97	08/17/2015	2,991,860
ALLY AUTO RECEIVABLES TRUST SERIES 20114 CLASS A2 Mo-15	1,127,514	0.65	03/17/2014	1,128,010
AMERICREDIT AUTOMOBILE REC Mo-8	1,488,292	0.90	09/08/2014	1,489,736
Americredit Automobile rec SERIES 20104 CLASS A2 Mo-8	580,386	0.96	05/08/2014	580,509

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
AMERICREDIT AUTOMOBILE RECEIVA SERIES 20111 CLASS A2 Mo-8	592,931	0.84	06/09/2014	593,191
AMERICREDIT AUTOMOBILE RECEIVA SERIES 20113 CLASS A2 Mo-8	550,940	0.84	11/10/2014	551,739
AMERICREDIT AUTOMOBILE RECEIVA SERIES 20114 CLASS A2 Mo-8	400,000	0.92	03/09/2015	400,752
AMERICREDIT AUTOMOBILE RECEIVA SERIES 20121 CLASS A2 Mo-8	1,825,000	0.91	01/08/2014	1,828,960
BRAZOS HIGHER EDUCATION AUTHOR SERIES 20111 CLASS A1 FMAN25	1,119,582	0.96	02/25/2020	1,119,613
BRAZOS HIGHER EDUCATION AUTHOR SERIES 20112 CLASS A1 JAJO25	1,107,059	0.97	01/27/2020	1,104,601
CNH Equipment Trust SERIES 2011A CLASS A2 Mo-15	601,887	0.62	06/16/2014	601,941
CNH Equipment Trust SERIES 2011B CLASS A2 Mo-15	2,500,000	0.71	12/15/2014	2,500,750
CNH Equipment Trust SERIES 2011C CLASS A2 Mo-15	2,775,000	0.90	04/15/2015	2,782,909
Discover Card Master Trust SERIES 2012A1 CLASS A1 Mo-15	2,250,000	0.81	08/15/2017	2,244,420

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
EDUCATIONAL FUNDING OF THE SOU SERIES 20111 CLASS A1 JAJO25	1,991,402	0.97	10/25/2021	1,991,541
Ford Credit Auto Owner Trust SERIES 2011A CLASS A3 Mo-15	1,925,000	0.97	01/15/2015	1,932,046
Ford Credit Auto Owner Trust SERIES 2011B CLASS A3 Mo-15	1,150,000	0.84	06/15/2015	1,153,404
GE Dealer Floorplan Master SERIES 20111 CLASS A Mo-20	400,000	0.88	07/20/2016	401,860
GE EQUIPMENT MIDTICKET LLC SERIES 20111 CLASS A2 Mo-22	2,550,000	0.72	05/22/2014	2,550,791
GE EQUIPMENT TRANSPORTATION LL SERIES 20111 CLASS A3 Mo-20	1,700,000	1.00	10/20/2014	1,703,332
GE EQUIPMENT TRANSPORTATION LL SERIES 20121 CLASS A3 Mo-22	1,700,000	0.99	11/23/2015	1,702,311
HONDA AUTO RECEIVABLES OWNER T SERIES 20112 CLASS A3 Mo-18	2,175,000	0.94	03/18/2015	2,183,526
HONDA AUTO RECEIVABLES OWNER T SERIES 20121 CLASS A3 Mo-15	1,650,000	0.77	01/15/2016	1,649,753

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
John Deere Owner Trust SERIES 2011A CLASS A3 Mo-15	1,875,000	1.29	01/15/2016	1,889,663
John Deere Owner Trust SERIES 2012A CLASS A3 Mo-15	2,500,000	0.75	03/15/2016	2,500,225
MERCEDES-BENZ AUTO RECEIVABLES SERIES 20111 CLASS A3 Mo-15	1,450,000	0.85	03/16/2015	1,454,481
NC State Education Assistance SERIES 20112 CLASS A1 JAJO25	1,514,258	1.03	10/26/2020	1,499,630
NCUA GUARANTEED NOTES JD12	1,500,000	1.40	06/12/2015	1,526,400
NCUA GUARANTEED NOTES Mo-12	2,725,000	0.30	06/12/2013	2,723,311
NCUA GUARANTEED NOTES Mo-9	2,474,774	0.75	10/07/2020	2,478,635
NCUA GUARANTEED NOTES SERIES 2010A1 CLASS A Mo-7	4,473,755	0.65	12/07/2020	4,490,216
NCUA GUARANTEED NOTES SERIES 2011R4 CLASS 1A Mo-7	622,464	0.68	03/06/2020	622,078
NCUA GUARANTEED NOTES SERIES 2011R6 CLASS 1A Mo-7	1,174,757	0.68	05/07/2020	1,176,271

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
NISSAN AUTO RECEIVABLES OWNER SERIES 2011A CLASS A3 Mo-15	2,675,000	1.18	02/16/2015	2,695,972
PANHANDLE-PLAINS HIGHER EDUCAT SERIES 20111 CLASS A1 JAJO1	1,560,393	1.08	10/01/2018	1,557,569
SANTANDER DRIVE AUTO RECEIVABL SERIES 20111 CLASS A2 Mo-15	1,129,347	0.94	02/18/2014	1,128,974
SANTANDER DRIVE AUTO RECEIVABL SERIES 20112 CLASS A2 Mo-15	693,710	1.04	04/15/2014	694,355
SANTANDER DRIVE AUTO RECEIVABL SERIES 20113 CLASS A2 Mo-15	1,375,000	1.11	08/15/2014	1,377,998
SANTANDER DRIVE AUTO RECEIVABL SERIES 20122 CLASS A2 Mo-15	900,000	0.91	10/15/2013	900,243
SLM Student Loan Trust SERIES 20101 CLASS A Mo-25	1,187,174	0.69	03/25/2025	1,182,782
Small Business Investment Cos. SERIES 200610A CLASS 1 MS1	424,197	5.52	03/10/2016	455,308
Small Business Investment Cos. SERIES 200610B CLASS A MS1	413,175	5.54	09/10/2016	444,639

				68,702,289

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities — 3.6%
Banc of America Commercial Mtg 2 A4 Mo-1	655,000	5.06	03/11/2041	683,388
Banc of America Commercial Mtg 2 A5 Mo-1	2,575,000	4.86	07/10/2043	2,812,312
Banc of America Commercial Mtg SERIES 20055 CLASS A4 Mo-1	1,700,000	5.12	10/10/2045	1,884,602
Banc of America Commercial Mtg SERIES 20061 CLASS A4 Mo-1	1,500,000	5.37	09/10/2045	1,671,270
CFCRE COMMERCIAL MORTGAGE TRUS SERIES 2011C2 CLASS A1 Mo-1	2,339,364	1.56	12/15/2047	2,352,582
CS First Boston Mtg Sec Corp SERIES 2003C5 CLASS A3 Mo-1	72,852	4.43	12/15/2036	72,900
GE Capital Mortgage Corp. SERIES 2005C3 CLASS A7A Mo-1	2,500,000	4.97	07/10/2045	2,756,575
GS Mortgage Security Corp SERIES 2005GG4 CLASS A4A Mo-1	1,775,000	4.75	07/10/2039	1,924,917
HOME EQUITY MORTG TRUST C5 A4 Mo-1	2,500,000	5.10	08/15/2038	2,760,350
JP Morgan Chase Comm Mtg Sec LDP5 A4 Mo-1	2,300,000	5.21	12/15/2044	2,565,443
JP Morgan Chase Comm Mtg Sec ML1A A2 Mo-1	1,900,000	4.77	03/12/2039	1,942,940
JP Morgan Chase Comm Mtg Sec SERIES 2005CB11 CLASS A4 Mo-1	1,700,000	5.34	08/12/2037	1,872,108

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
LB-UBS Commercial Mtg Trust C2 A4	2,550,000	4.37	03/15/2036	2,684,309
Merrill Lynch Mortgage Trust Mo-1	2,413,000	4.75	06/12/2043	2,630,242
Merrill Lynch Mortgage Trust SERIES 2004KEY2 CLASS A2 Mo-1	255,924	4.17	08/12/2039	258,713
Morgan Stanley Capital I HQ5 A4 Mo-1	2,575,000	5.17	01/14/2042	2,796,502
MORGAN STANLEY CAPITAL INC SERIES 2005IQ10 CLASS A4A Mo-1	2,500,000	5.23	09/15/2042	2,767,025
Morgan Stanley Dean Witter Cap SERIES 2002IQ3 CLASS A4 Mo-1	2,075,573	5.08	09/15/2037	2,105,524

				36,541,702

Corporate — 9.5%
AT&T INC FA15	1,500,000	4.85	02/15/2014	1,612,799
AT&T INC MS15	250,000	5.10	09/15/2014	275,178
BANK OF MONTREAL JAJO29	1,800,000	0.90	04/29/2014	1,803,078
Bank of New York FA20	700,000	1.20	02/20/2015	700,847
BB&T CORPORATION AO28	450,000	2.05	04/28/2014	458,739
BB&T CORPORATION JAJO28	1,250,000	1.12	04/28/2014	1,255,713
BHP Billiton Finance FA24	1,100,000	1.63	02/24/2017	1,094,500
BNP Paribas FA23	1,250,000	3.60	02/23/2016	1,263,000

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
BNP Paribas JAJO10	450,000	1.48	01/10/2014	440,690
Bottling Group LLC MS15	750,000	6.95	03/15/2014	840,840
BP Capital Markets PLC AO1	450,000	3.13	10/01/2015	475,637
Campbell Soup Company FA15	750,000	3.38	08/15/2014	796,800
Carolina Power & Light AO1	950,000	5.15	04/01/2015	1,062,746
Carolina Power & Light JD15	800,000	5.25	12/15/2015	915,064
Caterpillar Financial Services AO1	450,000	1.65	04/01/2014	458,549
Caterpillar Financial Services FA17	1,125,000	6.13	02/17/2014	1,236,634
Caterpillar Financial Services FA17	300,000	4.75	02/17/2015	331,866
Charles County, MD MS1	650,000	5.00	03/01/2013	675,929
CHEVRON CORP MS3	1,500,000	3.95	03/03/2014	1,597,605
Cisco Systems Incorporated MS14	1,750,000	1.63	03/14/2014	1,785,368
CITIGROUP INC JAJO1	325,000	1.51	04/01/2014	319,322
Citigroup Incorporated MS2	1,300,000	2.65	03/02/2015	1,299,766
Coca-Cola Company MN15	450,000	1.50	11/15/2015	459,482
Coca-Cola Company MS15	835,000	3.63	03/15/2014	883,355
Credit Suisse FB USA Inc JJ15	500,000	4.88	01/15/2015	539,294
CREDIT SUISSE JJ14	1,250,000	2.20	01/14/2014	1,262,250
DEUTSCHE BANK AG LONDON JJ11	1,150,000	3.25	01/11/2016	1,179,900
Diageo Finance BV JJ15	1,150,000	3.25	01/15/2015	1,219,598
DUKE ENERGY OHIO INC JD15	270,000	2.10	06/15/2013	274,733
Ei Dupont MS15	1,000,000	4.75	03/15/2015	1,109,070
Ei Dupont MS25	400,000	1.75	03/25/2014	409,592
FARMERS BRANCH TEX FA15	125,000	4.02	02/15/2016	137,374
FORT WORTH TEX MS1	250,000	5.13	03/01/2021	279,410

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
General Dynamics Corporation FA1	500,000	5.25	02/01/2014	542,345
General Electric Capital Corp AJO7	400,000	1.21	04/07/2014	400,548
General Electric Capital Corp JJ7	1,750,000	2.10	01/07/2014	1,786,294
General Electric Capital Corp MN9	400,000	2.25	11/09/2015	411,088
GENZYME CORP JD15	1,050,000	3.63	06/15/2015	1,134,914
GLAXOSMITHKLINE CAPITAL AO15	400,000	4.38	04/15/2014	430,532
Goldman Sachs Group Inc JD15	2,410,000	3.25	06/15/2012	2,424,822
Goldman Sachs Group Inc. FA7	450,000	3.63	02/07/2016	449,874
Goldman Sachs Group Inc. FMAN7	1,500,000	1.44	02/07/2014	1,472,880
Honeywell International FA15	1,300,000	3.88	02/15/2014	1,376,843
HSBC BANK USA AO1	1,550,000	4.63	04/01/2014	1,628,802
IBM Corporation JJ5	1,300,000	2.00	01/05/2016	1,334,567
INTEL CORP AO1	980,000	1.95	10/01/2016	1,009,351
John Deere Capital MS3	1,500,000	1.60	03/03/2014	1,526,820
JP Morgan Chase & Company MS1	2,050,000	3.45	03/01/2016	2,137,453
KENT CNTY MICH AO1	1,250,000	2.00	04/01/2013	1,268,025
Key Bank N.A. MS26	1,265,000	5.09	03/26/2015	1,348,882
La Crosse County, WI AO1	385,000	2.45	10/01/2015	406,013
MADISON WIS AO1	500,000	1.25	10/01/2014	510,650
MADISON WIS AO1	500,000	3.00	10/01/2015	534,765
Mellon Bank, N.A. JD15	1,132,000	4.75	12/15/2014	1,222,990
METROPOLITAN COUNCIL MINN MS1	800,000	2.50	03/01/2013	816,392
Microsoft Corp JD1	1,925,000	2.95	06/01/2014	2,029,181

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
OCCIDENTAL PETROLEUM COR FA1	600,000	2.50	02/01/2016	629,712
Ontario Province JJ27	1,450,000	1.38	01/27/2014	1,472,664
PECO ENERGY CO AO15	425,000	5.60	10/15/2013	456,799
PepsiAmericas Incorporated FA15	1,050,000	4.38	02/15/2014	1,116,497
POTOMAC ELECTRIC POWER AO15	500,000	4.65	04/15/2014	535,250
Praxair Incorporated MS31	1,611,000	4.38	03/31/2014	1,726,799
Protective Life MS28	900,000	5.45	09/28/2012	919,683
Public Service Co of Colorado AO1	1,200,000	5.50	04/01/2014	1,311,768
Public Service Electric & Gas JJ1	225,000	5.00	01/01/2013	232,337
Public Service Electric & Gas MN1	250,000	2.70	05/01/2015	262,789
Puget Sound Energy Inc. AO1	1,435,000	5.20	10/01/2015	1,590,124
Rabobank Nederland AO13	1,450,000	2.13	10/13/2015	1,459,788
RIO TINTO FIN USA LTD MN20	1,250,000	2.50	05/20/2016	1,295,550
RIO TINTO FIN USA LTD MS22	400,000	2.00	03/22/2017	400,904
ROSEMOUNT MINN INDPT SCH DIST FA1	200,000	4.25	02/01/2016	221,706
Royal Bank of Canada MS13	1,725,000	1.15	03/13/2015	1,724,207

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
SANOFI-AVENTIS MS28	750,000	1.63	03/28/2014	764,865
SHELL INTERNATIONAL FIN JD28	1,600,000	3.10	06/28/2015	1,712,656
Simon Property Group LP JD1	450,000	5.75	12/01/2015	507,434
Simon Property Group LP JD15	1,250,000	5.10	06/15/2015	1,377,325
SOUTHERN CALIF GAS CO AO1	850,000	4.80	10/01/2012	867,629
SOUTHERN CALIF GAS CO MS15	250,000	5.50	03/15/2014	272,513
Southern California Edison JJ15	550,000	5.00	01/15/2014	593,016
Southern California Edison MS15	1,250,000	5.75	03/15/2014	1,369,875
St. Paul Travelers JD1	1,800,000	5.50	12/01/2015	2,041,164
STATE STREET CORP MS7	1,400,000	2.88	03/07/2016	1,459,374
SUFFOLK VA FA1	235,000	3.29	02/01/2014	246,219
Target Corporation JAJO18	360,000	0.42	07/18/2014	361,032
Target Corporation JJ18	160,000	1.13	07/18/2014	161,621
Thermo Electron Corporation MN1	500,000	3.20	05/01/2015	530,005
TORONTO-DOMINION BANK JJ14	620,000	1.38	07/14/2014	630,881
TOTAL CAPITAL CANADA LTD JJ28	1,650,000	1.63	01/28/2014	1,657,277
Total Capital SA	400,000	3.00	06/24/2015	415,260
Toyota Motor Credit Corp JJ11	1,250,000	2.80	01/11/2016	1,310,638
Toyota Motor Credit Corp JJ12	500,000	2.05	01/12/2017	507,475
TRAVIS CNTY TEX MS1	365,000	2.79	03/01/2016	386,659
Unilever Capital Corporation FA15	1,250,000	3.65	02/15/2014	1,321,325
UNITED PARCEL SERVICE AO1	500,000	3.88	04/01/2014	531,570

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
UNIVERSITY CALIF REVS JJ1	625,000	0.89	07/01/2013	628,144
US Bancorp JJ27	600,000	2.45	07/27/2015	619,218
US Bank NA Minnesota FA4	1,150,000	6.30	02/04/2014	1,259,147
VERIZON COMMUNICATIONS MS28	250,000	1.95	03/28/2014	256,105
Wal-Mart Stores AO15	700,000	1.63	04/15/2014	716,919
Wal-Mart Stores MN15	1,200,000	3.20	05/15/2014	1,267,308
WASHINGTON ST FA1	1,000,000	2.76	08/01/2015	1,071,340
WISCONSIN PUBLIC SERVICE JD1	1,060,000	4.80	12/01/2013	1,122,847
YALE UNIVERSITY AO15	1,370,000	2.90	10/15/2014	1,448,309

				97,430,486

Municipals — 0.6%
New York State Dorm Authority MS15	1,400,000	1.30	03/15/2014	1,420,034
NORFOLK VA JJ1	1,550,000	2.09	01/01/2014	1,554,883
OHIO STATE MN1	500,000	1.87	05/01/2015	510,995
OREGON ST FA1	800,000	0.58	08/01/2012	800,728
OREGON ST FA1	500,000	2.25	08/01/2015	520,385
PORT SEATTLE WASG JD1	1,000,000	3.07	12/01/2015	1,040,110

				5,847,135

Mortgage Pass - Through — 19.5%
FANNIE MAE BENCHMARK REMIC SERIES 200664 CLASS PB Mo-1	4,989,329	5.50	09/25/2033	5,144,248
Fannie Mae Pool 467149 Mo-1	1,852,544	2.82	01/01/2016	1,951,415
Fannie Mae Pool 467186 Mo-1	3,800,000	2.82	02/01/2016	4,005,009
Fannie Mae Pool 467379 Mo-1	1,868,829	2.77	02/01/2016	1,966,587
Fannie Mae Pool 467617 Mo-1	1,497,000	2.93	03/01/2016	1,583,422
Fannie Mae Pool 467646 Mo-1	812,898	3.07	03/01/2016	861,867
Fannie Mae Pool 467730 Mo-1	3,018,117	3.18	04/01/2016	3,211,277
Fannie Mae Pool 467964 Mo-1	4,375,000	2.92	04/01/2016	4,622,931
Fannie Mae Pool 468311 Mo-1	3,042,861	2.82	06/01/2016	3,211,040
Fannie Mae Pool 470107 Mo-1	2,738,783	1.94	01/01/2017	2,798,707

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
Fannie Mae Pool AB2791 Mo-1	4,234,998	3.50	04/01/2021	4,447,340
Fannie Mae Pool AB3885 Mo-1	2,344,214	3.00	11/01/2021	2,451,485
Fannie Mae Pool AI3571 Mo-1	3,350,410	3.30	06/01/2041	3,503,524
Fannie Mae Pool AI4379 Mo-1	2,623,352	3.30	11/01/2041	2,753,261
Fannie Mae Pool AJ2155 Mo-1	1,942,261	2.70	10/01/2041	2,015,834
Fannie Mae Pool AJ3160 Mo-1	2,747,455	2.65	10/01/2041	2,847,763
Fannie Mae Pool AJ3295 Mo-1	3,137,735	2.67	11/01/2041	3,254,019
Fannie Mae Pool AJ9748 Mo-1	5,223,268	3.50	01/01/2027	5,483,492
Fannie Mae Pool AK2348 Mo-1	5,355,085	2.33	02/01/2042	5,542,406
Fannie Mae Pool AK4888 Mo-1	2,740,338	2.48	03/01/2042	2,835,564
Fannie Mae Pool AK5978 Mo-1	860,654	3.50	03/01/2027	903,531
Fannie Mae Pool AK5980 Mo-1	509,159	3.50	03/01/2027	534,525
Fannie Mae Pool AK5982 Mo-1	906,270	3.50	03/01/2027	951,420
Fannie Mae Pool AK5983 Mo-1	2,928,977	3.50	03/01/2027	3,074,899
Fannie Mae Pool AK8176 Mo-1	2,750,000	2.35	03/01/2042	2,834,893
Fannie Mae Pool MA0909 Mo-1	3,166,689	3.00	11/01/2021	3,311,597
Fannie Mae SERIES 2005100 CLASS BA Mo-1	1,584,686	5.50	04/25/2024	1,629,786
Fannie Mae SERIES 200880 CLASS ME Mo-1	493,451	5.00	05/25/2032	518,478
Fannie Mae SERIES 201141 CLASS NB Mo-1	1,555,810	4.00	10/25/2036	1,633,896
FEDERAL HOME LOAN BANKS SERIES QR 9012 CLASS 1 Mo-15	8,548,315	5.00	08/15/2012	8,877,596
FHARM Pool # 2B0307 Mo-1	4,925,000	2.45	03/01/2042	5,090,529

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
FHARM Pool 2B0244 Mo-1	2,750,000	2.48	02/01/2042	2,842,593
FHLMC MULTIFAMILY STRUCTURED P SERIES K701 CLASS A2 Mo-1	2,500,000	3.88	11/25/2017	2,739,575
FHLMC Pool 1N0273 Mo-1	849,215	2.25	08/01/2036	914,686
FHLMC SERIES 2684 CLASS PE Mo-1	2,028,061	5.00	01/15/2033	2,146,845
FHLMC SERIES 2764 CLASS UE Mo-1	630,000	5.00	10/15/2032	680,444
FHLMC SERIES 2810 CLASS PD Mo-1	223,263	6.00	06/15/2033	237,686
FHLMC SERIES 2864 CLASS LE Mo-1	335,000	5.00	06/15/2033	354,159
FHLMC SERIES 2955 CLASS OG Mo-1	295,000	5.00	07/15/2033	309,316
FHLMC SERIES 2980 CLASS LC Mo-1	83,135	5.50	08/15/2030	83,118
FNMA Grantor Trust SERIES 200483 CLASS AB Mo-1	485,501	4.50	07/25/2030	486,233
FNMA Grantor Trust SERIES 20058 CLASS CA Mo-1	741,525	5.00	10/25/2023	761,865
FNMA Pool # MA0740 Mo-1	2,999,541	3.50	05/01/2021	3,149,938
FNMA Pool #MA0845 Mo-1	6,741,816	3.50	09/01/2021	7,079,850
FNMA Pool 725206 Mo-1	1,819,214	5.50	02/01/2034	1,999,225
FNMA Pool 725222 Mo-1	2,756,765	5.50	02/01/2034	3,029,547
FNMA Pool 791030 Mo-1	1,475,470	2.56	07/01/2034	1,581,305

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
FNMA Pool MA0793 Mo-1	5,796,746	3.50	07/01/2021	6,087,395
FNMA Pool MA0815 Mo-1	4,640,722	3.50	08/01/2021	4,873,408
FNMA Pool MA0865 Mo-1	2,008,970	3.00	10/01/2021	2,100,900
Freddie Mac Pool 1B8747 Mo-1	1,324,857	2.96	09/01/2041	1,381,985
Freddie Mac Pool 1B8804 Mo-1	2,314,827	2.80	10/01/2041	2,414,180
Freddie Mac Pool 1B8908 Mo-1	1,831,709	2.75	11/01/2041	1,903,475
Freddie Mac Pool 1J1467 Mo-1	1,257,670	2.51	12/01/2036	1,344,575
Freddie Mac Pool 1J1516 Mo-1	2,497,624	6.39	02/01/2037	2,713,019
Freddie Mac Pool G04774 Mo-1	3,871,565	4.50	01/01/2038	4,112,415
FREDDIE MAC REFERENCE REMIC SERIES R003 CLASS VA Mo-1	1,395,498	5.50	08/15/2016	1,451,778
FREDDIE MAC REFERENCE REMIC SERIES R011 CLASS AB Mo-1	684,022	5.50	12/15/2020	704,536
Freddie Mac SERIES 2797 CLASS PG Mo-1	547,321	5.50	01/15/2033	575,858
Freddie Mac SERIES 2962 CLASS JQ Mo-1	241,299	5.50	01/15/2034	255,938
Freddie Mac SERIES 3351 CLASS PK Mo-1	3,064,014	5.50	01/15/2032	3,110,556
G2 Pool # 757312 Mo-1	696,274	4.30	12/20/2060	761,905
G2 Pool # 82958 Mo-1	2,464,385	2.50	10/20/2041	2,561,950
G2 Pool # 82997 Mo-1	1,738,667	2.50	12/20/2041	1,807,501
Ginne Mae Pool # 742601 Mo-1	1,467,065	5.31	07/20/2060	1,667,427

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
GINNIE MAE REVERSE MORTGAGE HECM Pool Mo-1	3,674,328	5.59	02/20/2060	4,191,735
GNMA Pool 725641 Mo-1	3,707,212	5.24	05/20/2060	4,194,266
Government National Mortgage A Pool 731464 Mo-1	1,745,023	5.36	05/20/2060	1,982,339
Pool MA0921 MA1036 Mo-1	2,675,000	2.50	03/01/2022	2,771,969
Pool MA0921 Pool # MA0957 Mo-1	2,593,532	3.00	01/01/2022	2,712,212
TBA	3,000,000	2.50	04/01/2022	3,089,130
TBA	5,025,000	2.50	05/01/2022	5,160,047
TBA	2,700,000	2.50	06/01/2022	2,765,813
TBA	2,510,000	2.35	04/01/2042	2,593,144
TBA	2,750,000	2.40	04/01/2042	2,835,509
TBA	2,675,000	2.50	04/01/2042	2,785,344
TBA	2,700,000	2.13	05/01/2042	2,766,234

				199,925,269

US Treasury — 8.2%
United States Treasury AO15	18,025,000	0.13	04/15/2016	19,550,861
United States Treasury AO31	29,295,000	2.75	10/31/2013	30,415,241
United States Treasury JJ15	11,650,000	1.00	01/15/2014	11,788,752
United States Treasury MN31	5,345,000	0.75	05/31/2012	5,350,452

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
US Treasury (Continued)
United States Treasury MN31	16,900,000	2.00	11/30/2013	17,369,313

				84,474,619

Collective Investment Funds — 3.1%
NTGI Government Short-Term Investment Fund	32,278,972			32,278,972

TOTAL ING				208,100,451	—	(12,789,403)	195,311,048
TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				178,179,180	—	(12,616,124)	165,563,056
TOTAL UNITED OF OMAHA LIFE INSURANCE CO.				190,713,285	—	(11,491,143)	179,222,142

TOTAL GALLIARD MANAGED PORTFOLIO				576,992,916	—	(36,896,670)	$540,096,246

JENNISON MANAGED PORTFOLIO — 17.8% — 0.8%
US TREASURY BONDS	7,660,000	0.04	08/15/2041	8,278,162

Agency — 0.8%
Financing Corp Fico	3,315,000	—	11/30/2017	3,020,902
Financing Corp Fico	500,000	—	11/30/2017	455,640
Financing Corp Fico	1,655,000	—	02/08/2018	1,481,171
Financing Corp Fico	1,683,000	—	08/03/2018	1,492,412
Financing Corp Fico	485,000	10.35	08/03/2018	724,145
Financing Corp Fico	400,000	9.65	11/02/2018	587,252

				7,761,522

Asset Backed — 0.8%
ALLYA 12-1 A2	1,200,000	0.71	10/15/2013	1,201,980
ALLYA 2011-5 A3	400,000	0.99	11/15/2015	402,116

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
AMOT 2011-1 A2	875,000	2.15	01/15/2016	893,611
AMOT 2011-3 A2	355,000	1.81	05/15/2016	360,112
AMOT 2012-1 A2	590,000	1.44	03/15/2015	591,741
DESF 2001-1 A6	1,527,000	6.62	03/01/2016	1,721,433
FORDF 11-1A1	540,000	2.12	02/15/2016	552,398
FORDO 11-B A3	295,000	0.84	06/15/2015	295,873
NGN 10-C1 A2	700,000	2.90	10/29/2020	734,482
PEGTF 2001-1 A7	900,000	6.75	06/15/2016	998,487
RSBBC 07-A A3	515,000	5.82	06/28/2019	613,174

				8,365,407

Collective Investment Funds — 0.6%
NTGI Government Short-Term Investment Fund	6,382,550			6,382,550

Commercial Mortgage Backed Securities — 0.0%
GCCFC 04-GG1 A6	49,481	5.14	01/01/2013	49,845
GECMC 02-2A A3	306,309	5.35	08/11/2036	308,230
MSDWC 02-IQ2 A4	30,974	5.74	06/01/2012	30,958

				389,033

Corporate — 6.6%
AEP Texas Central Transition Funding LLC 06-A A2	1,145,785	4.98	07/01/2013	1,175,512
AEP Texas Central Transition Funding LLC 06-A A4	350,000	5.17	01/01/2018	406,049

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Allstate Life Global Funding Trusts	1,100,000	5.38	04/30/2013	1,154,197
American Express Credit Corp	795,000	2.38	03/24/2017	797,568
Amgen Inc	1,025,000	3.88	11/15/2021	1,045,726
Amgen Inc	715,000	5.65	06/15/2042	764,285
Anheuser-Busch InBev Worldwide Inc	1,650,000	3.63	04/15/2015	1,768,751
AT&T Inc	800,000	6.30	01/15/2038	943,904
AT&T Inc	615,000	5.55	08/15/2041	680,479
Bank of America Corp	1,725,000	5.42	03/15/2017	1,768,124
Bank of America Corp	180,000	5.65	05/01/2018	188,503
Bank of America Corp	875,000	5.49	03/15/2019	863,625
Barclays Bank PLC	835,000	5.13	01/08/2020	873,377
Becton Dickinson and Co	130,000	3.13	11/08/2021	131,685
Berkshire Hathaway Finance Corp	1,750,000	5.40	05/15/2018	2,061,833
Canadian Natural Resources Ltd	435,000	4.90	12/01/2014	477,273
Carolina Power & Light Co	160,000	3.00	09/15/2021	159,765
Caterpillar Financial Services Corp	700,000	7.05	10/01/2018	897,449
Caterpillar Inc	500,000	3.90	05/27/2021	545,459
Citigroup Inc	1,650,000	5.50	02/15/2017	1,729,035
Citigroup Inc	925,000	6.13	08/25/2036	877,927
Comcast Corp	1,750,000	6.50	01/15/2017	2,068,693
CVS Caremark Corp	230,000	5.75	05/15/2041	257,260
Deutsche Bank AG/London	330,000	2.38	01/11/2013	333,085
Deutsche Telekom International Finance BV	785,000	4.88	07/08/2014	840,484
Diageo Capital PLC	755,000	5.50	09/30/2016	873,535

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
DIRECTV Holdings LLC / DIRECTV Financing Co Inc	970,000	3.50	03/01/2016	1,015,357
Dominion Resources Inc/VA	180,000	1.95	08/15/2016	182,299
Duke Energy Carolinas LLC	660,000	1.75	12/15/2016	666,085
Encana Corp	905,000	3.90	11/15/2021	870,556
Fiserv Inc	340,000	3.13	06/15/2016	347,796
France Telecom SA	670,000	2.75	09/14/2016	689,973
General Electric Capital Corp	1,060,000	4.38	09/16/2020	1,121,915
General Electric Capital Corp	515,000	5.30	02/11/2021	553,821
General Electric Capital Corp	395,000	5.88	01/14/2038	432,904
Goldman Sachs Group Inc/The	790,000	5.95	01/18/2018	850,080
Goldman Sachs Group Inc/The	1,430,000	5.25	07/27/2021	1,405,247
Hewlett-Packard Co	490,000	2.20	12/01/2015	493,342
Hewlett-Packard Co	260,000	4.38	09/15/2021	266,196
HSBC Holdings PLC	780,000	4.00	03/30/2022	775,008
HSBC Holdings PLC	410,000	6.80	06/01/2038	471,221
JPMorgan Chase & Co	1,500,000	6.00	01/15/2018	1,729,170
JPMorgan Chase Bank NA	1,085,000	6.00	10/01/2017	1,234,415
Kraft Foods Inc	1,450,000	6.50	08/11/2017	1,747,671
Kroger Co/The	740,000	6.40	08/15/2017	892,647
Lockheed Martin Corp	695,000	3.35	09/15/2021	693,951
MetLife Inc	1,500,000	6.75	06/01/2016	1,780,395
Morgan Stanley	1,350,000	5.95	12/28/2017	1,393,092
Morgan Stanley	335,000	7.30	05/13/2019	361,529
News America Inc	835,000	6.15	03/01/2037	914,743
News America Inc	805,000	6.65	11/15/2037	931,981

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Northrop Grumman Corp	890,000	1.85	11/15/2015	900,751
Pacific Gas & Electric Co	1,525,000	5.63	11/30/2017	1,810,968
PepsiCo Inc	955,000	2.75	03/05/2022	935,536
Philip Morris International Inc	1,160,000	1.63	03/20/2017	1,156,649
PNC Funding Corp	590,000	2.70	09/19/2016	608,432
Raytheon Co	735,000	6.40	12/15/2018	899,449
Sanofi	585,000	2.63	03/29/2016	611,676
Southwestern Electric Power Co	800,000	5.88	03/01/2018	920,296
Spectra Energy Capital LLC	700,000	8.00	10/01/2019	884,107
Suncor Energy Inc	1,525,000	6.10	06/01/2018	1,822,833
Thermo Fisher Scientific Inc	415,000	3.20	05/01/2015	442,577
Thermo Fisher Scientific Inc	250,000	3.20	03/01/2016	266,145
Time Warner Cable Inc	725,000	8.25	02/14/2014	812,898
Time Warner Cable Inc	370,000	7.30	07/01/2038	453,283
Time Warner Cable Inc	265,000	5.50	09/01/2041	277,022
Time Warner Inc	835,000	3.15	07/15/2015	881,635
Total Capital SA	2,025,000	3.00	06/24/2015	1,688,196
Toyota Motor Credit Corp	1,055,000	2.00	09/15/2016	1,071,891
Travelers Cos Inc/The	775,000	5.75	12/15/2017	919,638
Verizon Communications Inc	775,000	5.50	04/01/2017	899,612
Wachovia Bank NA	800,000	4.88	02/01/2015	860,600
Wal-Mart Stores Inc	385,000	5.63	04/15/2041	462,270
Waste Management Inc	195,000	2.60	09/01/2016	199,540
Wells Fargo & Co	2,385,000	4.95	10/16/2013	2,516,056

				67,807,037

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
US Treasury — 8.2%
US TREASURY BONDS	2,800,000	3.12	11/15/2041	2,684,836
US TREASURY NOTES	19,730,000	1.50	07/15/2012	19,807,735
US TREASURY NOTES	51,745,000	1.38	09/15/2012	52,025,975
US TREASURY NOTES	3,160,000	0.25	10/31/2013	3,157,282
US TREASURY NOTES	715,000	1.00	03/31/2017	713,406
US TREASURY NOTES	2,995,000	1.50	03/31/2019	2,972,058
US TREASURY NOTES	2,155,000	2.00	02/15/2022	2,113,409

				83,474,701

TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				182,458,412	—	(6,187,237)	176,271,175

TOTAL JENNISON MANAGED PORTFOLIO				182,458,412	—	(6,187,237)	$176,271,175

PIMCO MANAGED PORTFOLIO — 15.7%
Corporate — 2.2%
BARCLAYS BANK PLC SR UNSEC	2,000,000	6.75	05/22/2019	2,303,046
CITIGROUP INC GLBL SR NT	2,000,000	8.50	05/22/2019	2,469,182
GOLDMAN SACHS GROUP INC GLBL SR NT	2,000,000	7.50	02/15/2019	2,288,191
HEWLETT-PACKARD CO GLBL FRN	1,500,000	0.79	05/24/2013	1,497,116
HSBC USA INC SR UNSEC	800,000	2.38	02/13/2015	806,040
JPMORGAN CHASE & CO GLBL CO GTD	3,000,000	0.03	03/01/2016	3,130,834
KRAFT FOODS INC SR UNSEC	1,500,000	1.46	07/10/2013	1,510,131

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Corporate (Continued)
LLOYDS TSB BANK PLC SR UNSEC FRN	1,500,000	2.60	01/24/2014	1,494,819
MERRILL LYNCH & CO NT MTN	2,700,000	6.88	04/25/2018	3,005,343
Morgan Stanley	2,650,000	7.30	05/13/2019	2,855,799
WACHOVIA CORP SR SEC	1,500,000	5.50	05/01/2013	1,575,752

				22,936,253

Mortgage Pass - Through — 6.7%
FHLMC GOLD15YR #E0-2697	876,515	4.00	06/01/2025	926,350
FHLMC GOLD15YR #E0-2703	564,666	4.00	07/01/2025	596,771
FHLMC GOLD15YR #E0-2860	205,270	4.00	03/01/2026	217,198
FHLMC GOLD15YR #G1-3854	955,570	4.00	07/01/2025	1,009,900
FHLMC GOLD15YR #G1-8348	38,419	4.00	05/01/2025	40,603
FHLMC GOLD15YR #G1-8358	198,789	4.00	07/01/2025	210,092
FHLMC GOLD15YR #G1-8379	130,336	4.00	02/01/2026	137,909
FHLMC GOLD15YR #G1-8391	645,360	4.00	06/01/2026	682,859
FHLMC GOLD15YR #J1-2045	29,492	4.00	05/01/2025	31,169
FHLMC GOLD15YR #J1-2397	278,918	4.00	06/01/2025	294,777
FHLMC GOLD15YR #J1-2567	438,600	4.00	07/01/2025	463,537
FHLMC GOLD15YR #J1-3008	3,566,916	4.00	10/01/2025	3,769,716
FHLMC GOLD15YR #J1-3047	1,465,088	4.00	09/01/2025	1,548,387
FHLMC GOLD15YR #J1-3139	59,396	4.00	10/01/2025	62,773
FHLMC GOLD15YR #J1-3245	342,333	4.00	10/01/2025	361,796
FHLMC GOLD15YR #J1-3928	293,693	4.00	12/01/2025	310,391
FHLMC GOLD15YR #J1-4450	2,969,672	4.00	02/01/2026	3,142,228
FHLMC GOLD15YR #J1-5186	320,083	4.00	04/01/2026	338,681

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
FHLMC GOLD15YR #J1-5232	821,922	4.00	05/01/2026	869,680
FHLMC GOLD15YR #J1-5513	191,260	4.00	05/01/2026	202,373
FHLMC GOLD15YR #J1-5643	451,804	4.00	06/01/2026	478,056
FHLMC GOLDCONV #A9-4882	7,039,652	4.00	11/01/2040	7,430,417
FHLMC GOLDCONV #A9-6689	5,723,668	4.00	01/01/2041	6,041,384
FHLMC GOLDCONV #A9-6946	4,240,551	4.00	02/01/2041	4,475,940
FHLMC TBA APR 15YR	1,000,000	4.00	04/17/2027	1,056,250
FNMA AA4538	850,247	4.00	04/01/2024	901,644
FNMA AA4655	54,616	4.00	05/01/2024	57,917
FNMA AA4746	108,030	3.50	11/01/2025	113,446
FNMA AA4777	1,410,369	3.50	12/01/2025	1,501,349
FNMA AB1609	987,656	4.00	10/01/2025	1,047,359
FNMA AB1767	1,470,187	3.50	11/01/2025	1,543,892
FNMA AD1608	49,200	4.00	02/01/2025	52,174
FNMA AD8171	75,786	3.50	08/01/2025	79,584
FNMA AE0828	2,874,754	3.50	02/01/2041	2,956,099
FNMA AE2978	74,424	4.00	08/01/2025	78,923
FNMA AE3507	970,366	3.50	02/01/2026	1,019,013
FNMA AE3962	241,917	4.00	09/01/2025	256,541
FNMA AE4414	2,746,770	4.00	11/01/2040	2,882,627
FNMA AH0087	1,062,372	4.00	03/01/2041	1,123,716
FNMA AH0562	598,686	3.50	01/01/2026	634,499
FNMA AH0634	28,357	3.50	01/01/2026	29,991
FNMA AH1708	68,188	3.50	03/01/2026	71,607
FNMA AH3613	598,080	3.50	01/01/2026	628,063
FNMA AH4828	1,509,329	4.00	02/01/2026	1,603,870
FNMA AH5210	828,156	4.00	05/01/2026	880,029

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
FNMA AH6516	25,738	4.00	04/01/2026	27,350
FNMA AH6704	6,650,963	4.00	03/01/2041	7,035,003
FNMA AH7635	878,638	4.00	08/01/2026	933,673
FNMA AH9908	288,144	4.00	04/01/2026	306,193
FNMA AI9734	108,477	3.50	08/01/2026	113,915
FNMA AJ4459	970,557	3.50	11/01/2041	998,020
FNMA AL0605	480,479	4.00	08/01/2026	509,523
FNMA MA0849	74,173	4.00	09/01/2026	78,819
FNR 2011-87 FJ 1MLIB+55BP	3,088,014	0.84	09/25/2041	3,092,768
GNMA I TBA APR 30YR	3,000,000	3.50	12/17/2040	3,127,031

				68,383,875

US Treasury — 7.0%
US TREASURY BILLS	400,000	0.06	04/26/2012	399,991
US TREASURY BILLS	1,100,000	0.06	05/24/2012	1,099,924
US TREASURY BILLS	500,000	0.07	05/31/2012	499,957
US TREASURY BILLS	300,000	0.05	06/14/2012	299,965
US TREASURY BILLS	8,800,000	0.04	06/21/2012	8,798,838
US TREASURY BILLS	100,000	0.18	06/28/2012	99,984
US TREASURY BILLS	100,000	0.07	07/26/2012	99,976
US TREASURY BILLS	1,100,000	0.08	08/02/2012	1,099,656
US TREASURY BILLS	13,200,000	0.08	08/09/2012	13,195,156
US TREASURY BILLS	800,000	0.09	08/23/2012	799,627
US TREASURY BILLS	1,500,000	0.15	08/30/2012	1,499,267

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
US Treasury (Continued)
US TREASURY BILLS	1,900,000	0.08	09/20/2012	1,898,804
US TREASURY BILLS	600,000	0.12	09/27/2012	599,607
US TREASURY BILLS	600,000	0.17	03/07/2013	599,055
US TREASURY BONDS	600,000	6.25	08/15/2023	831,094
US TREASURY BONDS	500,000	3.75	08/15/2041	540,625
US TREASURY INFLATE PROT BD	2,900,856	1.12	01/15/2021	3,267,997
US TREASURY INFLATE PROT BD	4,424,376	0.63	07/15/2021	4,791,117
US TREASURY INFLATE PROT BD	2,803,696	0.12	01/15/2022	2,872,914
US TREASURY NOTES	5,000,000	2.13	12/31/2015	5,261,330
US TREASURY NOTES	2,000,000	1.88	08/31/2017	2,073,438
US TREASURY NOTES	1,000,000	2.75	02/28/2018	1,082,656
US TREASURY NOTES	1,000,000	2.38	05/31/2018	1,058,594
US TREASURY NOTES	6,500,000	2.25	07/31/2018	6,822,972
US TREASURY NOTES	6,300,000	2.12	08/15/2021	6,296,554
US TREASURY NOTES	5,900,000	2.00	11/15/2021	5,809,199

				71,698,297

Collective Investment Funds — 0.1%
NTGI Government Short-Term Investment Fund	617,083			617,083

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
SECURITY SOLD, NOT YET PURCHASED — (-0.3%)
FNMA TBA APR 15YR	(2,000,000)	4.00	05/20/2015	(2,119,687)
FNMA TBA MAY 30YR	(1,000,000)	4.00	05/14/2042	(1,046,563)

				(3,166,250)

				(3,166,250)

TOTAL ING				160,469,258	—	(4,930,043)	155,539,215

TOTAL PIMCO MANAGED PORTFOLIO				160,469,258	—	(4,930,043)	$155,539,215

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS				919,920,586	$—	$(48,013,950)	$871,906,636

SHORT-TERM INVESTMENTS — 10.2%
Northern Trust Global Investments - Collective Government Short Term Investment Fund	104,306,709			104,306,709

(Cost $104,306,709)

TOTAL INVESTMENTS— 100.0%				$1,024,227,295

The Synthetic Guaranteed Investment Contracts is being reflected at gross market value. The receivables and payables are included in the statement of assets and liabilities as part of the cost of the investments at value.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited		December 31, 2011

Assets
Investments, at value (cost $400,445,071 and $412,679,606, respectively)	$411,337,097	(a)	$423,989,643	(b)
Investments in collective investment funds, at value (cost $23,089,049 and $26,089,651, respectively)	22,747,155		25,558,988
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short Term Investment Fund (cost $1,592,951 and $0 and units of 1,592,951 and 0, respectively)	1,592,951		—
Foreign currency, at value (cost $24,350 and $76,399, respectively)	24,021		72,661
Cash	—		1,181,300
Deposit with broker for investments sold on TBA commitment transactions	830,201		275,000
Receivable for investments sold on TBA commitment transactions	67,606,250		88,956,055
Receivable for investments sold	80,318,054		15,695,396
Receivable for fund units sold	320,000		8,305,185
Interest and dividends receivable	2,489,445		2,610,970
Receivable for futures variation margin	—		32,925
Unrealized appreciation of forward currency exchange contracts	138,031		27,605
Swap premiums paid	52,325		40,470
Unrealized appreciation on swap agreements	955,707		644,658
Other assets	11,033		14,636

Total assets	588,422,270		567,405,492

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $70,418,645 and $67,367,772, respectively)	70,464,215		67,605,673
Due to custodian	460,095		—
Payable for cash collateral received on securities loaned	23,089,049		26,089,651
Payable for investments purchased on TBA commitment transactions	64,961,094		87,342,049
Payable for investments purchased	50,039,099		10,958,991
Payable for fund units redeemed	725,200		—
Swap premiums received	1,510		3,971
Unrealized depreciation on swap agreements	172		14,427
Due to broker for open swap contracts	895,991		620,000
Due to broker for investments purchased on TBA commitment transactions	866,250		46,250
Unrealized depreciation of forward currency exchange contracts	29,914		388,756
Investment advisory fee payable	79,880		77,400
ING—program fee payable	157,077		158,934
Trustee, management and administration fees payable	28,497		28,119
ABA Retirement Funds—program fee payable	22,453		22,804
Other accruals	124,314		147,184

Total liabilities	211,944,810		193,504,209

Net Assets (equivalent to $27.61 and $27.22 per unit based on 13,637,972 and 13,737,292 units outstanding, respectively)	$376,477,460		$373,901,283

(a)	Includes securities on loan with a value of $22,619,430 (See Note 5).
(b)	Includes securities on loan with a value of $25,564,628.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income
Dividends	$28,125	$28,125
Interest	3,042,277	3,011,873
Interest—affiliated issuers	360	19,699
Securities lending income	9,157	9,029

Total investment income	3,079,919	3,068,726

Expenses
ING—program fee	472,266	495,931
Trustee, management and administration fees	83,989	83,746
Investment advisory fee	235,039	219,128
ABA Retirement Funds—program fee	67,538	68,454
Legal and audit fees	26,102	30,025
Compliance consultant fees	15,537	15,770
Reports to unitholders	1,864	2,533
Registration fees	18,147	20,943
Other fees	4,679	4,726

Total expenses	925,161	941,256

Less: Expense reimbursement	(15,000)	—

Net expenses	910,161	941,256

Net investment income (loss)	2,169,758	2,127,470

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,676,380	(3,444,720)
Foreign currency transactions	(818,209)	(359,694)
Futures contracts	2,058,343	10,152
Swap contracts	354,753	—

Net realized gain (loss)	4,271,267	(3,794,262)

Change in net unrealized appreciation (depreciation) on:
Investments	(34,996)	3,414,580
Foreign currency transactions	469,874	(64,930)
Futures contracts	(1,833,581)	225,917
Swap contracts	339,141	54,243
Written options	—	5,922

Change in net unrealized appreciation (depreciation)	(1,059,562)	3,635,732

Net realized and unrealized gain (loss)	3,211,705	(158,530)

Net increase (decrease) in net assets resulting from operations	$5,381,463	$1,968,940

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$2,169,758
Net realized gain (loss)	4,271,267
Change in net unrealized appreciation (depreciation)	(1,059,562)

Net increase (decrease) in net assets resulting from operations	5,381,463

From unitholder transactions
Proceeds from units issued	16,627,649
Cost of units redeemed	(19,432,935)

Net increase (decrease) in net assets from unitholder transactions	(2,805,286)

Net increase (decrease) in net assets	2,576,177
Net Assets
Beginning of period	373,901,283

End of period	$376,477,460

Number of units
Outstanding-beginning of period	13,737,292
Issued	604,172
Redeemed	(703,492)

Outstanding-end of period	13,637,972

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$0.22	$0.21
Expenses†,††	(0.07)	(0.06)

Net investment income (loss)	0.15	0.15
Net realized and unrealized gain (loss)	0.24	(0.02)

Net increase (decrease) in unit value	0.39	0.13
Net asset value at beginning of period	27.22	25.61

Net asset value at end of period	$27.61	$25.74

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.97%	1.01%
Ratio of net investment income (loss) to average net assets*	2.31%	2.28%
Portfolio turnover**,†††	113%	98%
Total return**	1.43%	0.51%
Net assets at end of period (in thousands)	$376,477	$374,307

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2012

Unaudited

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES — 1.0%
Collateralized Mortgage Obligations (CMO) — 1.0%
Bear Stearns Adjustable Rate Mortgage Trust 5.70% 2/25/2033(a)	$39,954	$39,751
Bear Stearns Alt-A Trust 2.81% 5/25/2035(a)	698,503	593,784
Bear Stearns Second Lien Trust 0.46% 12/25/2036(a)(b)	218,223	213,951
Credit Suisse First Boston Mortgage Securities Corp. 1.85% 5/25/2032(a)	10,391	9,543
FHLMC Structured Pass Through Securities 1.56% 7/25/2044(a)	1,951,477	1,979,833
Merrill Lynch Mortgage Investors, Inc. 0.45% 2/25/2036(a)	587,396	424,115
Residential Funding Mortgage Securities I 6.50% 3/25/2032	42,736	44,699
Salomon Brothers Mortgage Securities VII, Inc. 0.74% 5/25/2032(a)(b)	45,819	40,759
WaMu Mortgage Pass Through Certificates 0.53% 7/25/2045(a)	418,883	334,080
Washington Mutual MSC Mortgage Pass-Through Certificates 2.15% 2/25/2033(a)	4,056	3,551

		3,684,066

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $3,999,366)		3,684,066

U.S. GOVERNMENT & AGENCY OBLIGATIONS — 77.9%
AGENCY MORTGAGE BACKED SECURITIES — 52.3%
Federal Home Loan Mortgage Corp. (FHLMC) — 2.7%
FHLMC
4.00% 9/1/2040 - 12/1/2040	6,303,673	6,600,399
4.50% 1/1/2029 - 8/1/2041	2,847,482	3,021,229
7.00% 9/1/2037	193,836	219,909
7.50% 7/1/2021 - 9/1/2032	300,929	354,899
8.00% 11/1/2029 - 6/1/2031	86,589	102,745
8.50% 3/1/2030 - 10/1/2030	30,151	36,548
9.50% 4/15/2020	4,011	4,367
10.00% 9/1/2017 - 11/1/2020	13,606	15,769
10.50% 12/1/2020 - 2/1/2021	2,793	3,309
11.00% 9/1/2020	1,300	1,554

		10,360,728

Federal National Mortgage Association (FNMA) — 45.3%
FNMA
1.56% 4/1/2032(a)	61,711	64,197
3.50% 9/1/2018 - 11/1/2041(c)	77,845,169	81,223,206
4.00% 6/1/2013 - 11/1/2041	78,724,588	83,327,756
4.50% 9/1/2039 - 11/1/2040	1,166,080	1,252,990
5.00% 8/1/2020 - 1/1/2021	476,397	517,551
6.00% 8/1/2012 - 8/1/2037	1,904,250	2,099,853
7.00% 8/1/2030 - 6/1/2032	565,183	665,620
7.50% 3/1/2030 - 2/1/2032	144,223	169,097
8.00% 5/1/2029 - 4/1/2032	372,170	447,861
8.50% 9/25/2020 - 1/1/2031	510,353	620,256
9.50% 4/1/2030	53,196	63,711

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2012

Unaudited

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA) (Continued)
10.00% 5/1/2022 - 11/1/2024	$33,901	$39,775
10.50% 10/1/2018	4,553	5,310
11.00% 9/1/2019	6,927	7,855
11.50% 11/1/2019	1,147	1,283

		170,506,321

Government National Mortgage Association (GNMA) — 4.3%
GNMA
1.63% 9/20/2027 - 12/20/2027(a)	32,849	33,974
2.00% 7/20/2025 - 10/20/2025(a)	29,807	30,813
2.38% 4/20/2025 - 5/20/2025(a)	44,311	45,893
2.50% 2/20/2025 - 7/20/2025(a)	64,233	66,787
3.00% 5/20/2025(a)	5,998	6,298
3.50% 12/17/2040(c)	15,000,000	15,630,465
9.00% 12/15/2017	16,999	19,424
9.50% 12/15/2017 - 12/15/2021	46,664	54,074
10.00% 5/15/2019 - 2/15/2025	165,626	192,449
10.50% 9/15/2017 - 3/15/2020	26,699	30,431
11.00% 9/15/2015 - 2/15/2025	20,884	22,132

		16,132,740

U.S. GOVERNMENT OBLIGATIONS — 25.6%
U.S. Treasury Bonds — 8.8%
United States Treasury Bonds
3.13% 11/15/2041(d)	3,800,000	3,645,032
3.88% 8/15/2040	2,500,000	2,765,235
4.38% 2/15/2038 - 5/15/2041	7,400,000	8,894,298
7.50% 11/15/2024	200,000	307,469
8.13% 5/15/2021(d)	2,300,000	3,480,367
8.75% 8/15/2020	9,100,000	13,990,540

		33,082,941

U.S. Treasury Inflation Protected Securities — 5.1%
United States Treasury Inflation Protected Securities
0.13% 1/15/2022	6,500,000	6,662,227
1.13% 1/15/2021(d)	8,200,000	9,561,302
2.13% 2/15/2040 - 2/15/2041(d)	2,200,000	3,007,518

		19,231,047

U.S. Treasury Notes — 11.7%
United States Treasury Notes
1.38% 12/31/2018	5,400,000	5,343,046
1.88% 8/31/2017 - 9/30/2017(d)	6,700,000	6,938,368

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2012

Unaudited

	Principal Amount		Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
U.S. GOVERNMENT OBLIGATIONS (Continued)
U.S. Treasury Notes (Continued)
2.00% 11/15/2021		$15,800,000	$15,554,357
2.13% 8/15/2021		700,000	699,508
2.63% 2/29/2016 - 8/15/2020(d)		11,500,000	12,156,182
3.38% 11/15/2019		2,800,000	3,125,937

			43,817,398

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $283,784,923)			293,131,175

FOREIGN GOVERNMENT OBLIGATIONS — 2.4%
AUSTRALIA — 2.4%
Australia Government Bond
4.75%, 6/15/2016	AUD	4,200,000	4,555,564
5.25%, 3/15/2019	AUD	1,600,000	1,804,557
6.00%, 2/15/2017	AUD	2,400,000	2,755,035

			9,115,156

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $7,876,880)			9,115,156

MUNICIPALS — 4.9%
California — 1.1%
California State G.O. Unlimited Bonds, Build America Bonds
7.60%, 11/1/2040		1,700,000	2,199,460
California State Various Purpose Taxable G.O. Unlimited Bonds, Build America Bonds
7.50%, 4/1/2034		400,000	506,784
7.55%, 4/1/2039		900,000	1,156,419
Los Angeles Community College District G.O. Unlimited Bonds, Build America Bonds
6.75%, 8/1/2049		300,000	389,232

			4,251,895

Illinois — 1.4%
Chicago Transit Authority Sales & Transfer Tax Receipts Pension Funding TRB, Series A
6.90%, 12/1/2040		1,600,000	1,922,128
Chicago Transit Authority Sales & Transfer Tax Receipts Revenue Bonds, Series B
6.90%, 12/1/2040		1,600,000	1,922,128

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2012

Unaudited

	Principal Amount	Value
MUNICIPALS (Continued)
Illinois (Continued)
Illinois State Taxable G.O. Unlimited Bonds
4.42%, 1/1/2015	$1,400,000	$1,467,256

		5,311,512

Indiana — 0.2%
Purdue University Student Fee Revenue Bonds, Series W
5.00%, 7/1/2024	500,000	563,225

North Carolina — 1.0%
North Carolina State Infrastructure Finance Corp. Capital Improvement COP, Series A
5.00%, 5/1/2025	3,300,000	3,679,962

Texas — 1.2%
Lower Colorado River Authority Transmission Services Revenue Refunding Bonds, Series A
5.00%, 5/15/2025	4,000,000	4,557,240

TOTAL MUNICIPALS (cost $15,925,088)		18,363,834

BANK LOANS — 0.7%
Financial — 0.1%
International Lease Finance Corp. 7.00%, 3/17/16(a)(e)	500,000	500,905

Utilities — 0.6%
Texas Competitive Electric Holdings Co. LLC 25.05%, 10/10/14(a)(e)	3,450,157	2,106,034

TOTAL BANK LOANS (cost $3,875,131)		2,606,939

CORPORATE BONDS — 20.8%
BASIC MATERIALS — 0.6%
Iron/Steel — 0.6%
Steel Dynamics, Inc. 7.38%, 11/1/2012	2,000,000	2,055,000

COMMUNICATIONS — 1.4%
Media — 1.0%
CSC Holdings LLC 8.50%, 6/15/2015	3,500,000	3,688,125

Telecommunications — 0.4%
Qwest Corp. 6.50%, 6/1/2017	1,500,000	1,695,413

		5,383,538

CONSUMER, CYCLICAL — 0.0%
Retail — 0.0%
CVS Pass-Through Trust 6.20%, 10/10/2025(b)	52,744	57,236

ENERGY — 1.1%
Coal — 0.1%
Peabody Energy Corp. 7.88%, 11/1/2026	200,000	207,000

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2012

Unaudited

	Principal Amount	Value
CORPORATE BONDS (Continued)
ENERGY (Continued)
Oil & Gas — 1.0%
EOG Resources, Inc. 1.29%, 2/3/2014(a)	$3,900,000	$3,929,449

		4,136,449

FINANCIAL — 17.7%
Banks — 11.4%
Ally Financial, Inc. 3.87%, 6/20/2014(a)	800,000	780,128
Barclays Bank PLC
2.50%, 1/23/2013	2,000,000	2,017,602
6.05%, 12/4/2017(b)	3,000,000	3,084,711
Citigroup, Inc.
2.51%, 8/13/2013(a)	2,500,000	2,507,440
6.13%, 11/21/2017	900,000	1,004,545
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.
4.50%, 1/11/2021	3,000,000	3,089,466
Dexia Credit Local S.A. 2.75%, 4/29/2014(b)	500,000	487,912
Goldman Sachs Group, Inc.
0.92%, 3/22/2016(a)	1,600,000	1,460,451
6.25%, 9/1/2017	6,500,000	7,124,577
6.75%, 10/1/2037	200,000	195,415
JPMorgan Chase & Co.
4.95%, 3/25/2020(d)	1,400,000	1,510,061
6.30%, 4/23/2019	1,400,000	1,617,720
Lloyds TSB Bank PLC
2.91%, 1/24/2014(a)	500,000	498,012
4.38%, 1/12/2015(b)	3,300,000	3,382,880
5.80%, 1/13/2020(b)	500,000	513,536
12.00%, 12/29/2049(a)(b)	3,800,000	3,973,014
Morgan Stanley
0.77%, 1/9/2014(a)	400,000	380,396
1.05%, 10/15/2015(a)	700,000	629,827
1.53%, 4/29/2013(a)	1,800,000	1,784,385
5.55%, 4/27/2017	4,400,000	4,502,577
6.00%, 4/28/2015	1,400,000	1,465,355
Wachovia Bank N.A. 0.80%, 3/15/2016(a)	300,000	283,542
Wells Fargo & Co. 7.98%, 3/29/2049(a)(d)	600,000	653,250

		42,946,802

Diversified Financial Services — 4.5%
Bear Stearns Cos. LLC
5.70%, 11/15/2014	900,000	994,481
6.40%, 10/2/2017	400,000	465,733
7.25%, 2/1/2018	900,000	1,085,243
Ford Motor Credit Co. LLC 7.00%, 10/1/2013	3,600,000	3,838,590
Lehman Brothers Holdings, Inc.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2012

Unaudited

	Principal Amount	Value
CORPORATE BONDS (Continued)
FINANCIAL (Continued)
Diversified Financial Services (Continued)
5.63%, 1/24/2013(f)	$5,300,000	$1,563,500
6.88%, 5/2/2018(f)	2,300,000	690,000
Merrill Lynch & Co., Inc.
5.00%, 1/15/2015	3,500,000	3,651,363
6.40%, 8/28/2017	4,100,000	4,471,194

		16,760,104

Insurance — 1.8%
American International Group, Inc.
5.85%, 1/16/2018	1,400,000	1,522,508
8.25%, 8/15/2018	4,500,000	5,401,850

		6,924,358

		66,631,264

TOTAL CORPORATE BONDS (cost $78,986,674)		78,263,487

CONVERTIBLE PREFERRED STOCK — 0.4%
FINANCIAL — 0.4%
Banks — 0.4%
Wells Fargo & Co. 7.50%, 12/31/2049	1,500	1,675,050

TOTAL CONVERTIBLE PREFERRED STOCK (cost $1,500,000)		1,675,050

SHORT-TERM INVESTMENTS — 1.6%
Affiliated Funds — 0.4%
Northern Trust Global Investments - Collective Short Term Investment Fund(g)	1,592,951	1,592,951

U.S. Government & Agency Obligations — 1.2%
U.S. Treasury Bill 0.15% 9/13/12(h)	4,500,000	4,497,390

TOTAL SHORT-TERM INVESTMENTS (cost $6,089,960)		6,090,341

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2012

Unaudited

	Principal Amount	Value
INVESTMENT FUNDS — 6.0%
Cash Collateral Pool — 6.0%
ABA Members Collateral Fund(i)	$23,089,049	$22,747,155

TOTAL INVESTMENT FUNDS (cost $23,089,049)		22,747,155

TOTAL INVESTMENTS— 115.7% (cost $425,127,071)		435,677,203

SECURITY SOLD, NOT YET PURCHASED — (18.7)%
AGENCY MORTGAGE BACKED SECURITIES — (18.7)%
Federal National Mortgage Association (FNMA) — (18.7)%
3.50% 4/30/2040 - 12/31/2049(c)	(5,000,000)	(5,122,499)
4.00% 5/1/2013 - 5/1/2026(c)	(60,649,707)	(64,241,560)
6.00% 9/1/2025(c)	(1,000,000)	(1,100,156)

		(70,464,215)

TOTAL SECURITY SOLD, NOT YET PURCHASED (proceeds $(70,418,645))		(70,464,215)

TOTAL NET INVESTMENTS— 97.0% (cost $354,708,426)		365,212,988
Other Assets Less Liabilities - 3.0%		11,264,472

NET ASSETS—100.0%		$376,477,460

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration normally to qualified institutional investors.
(c)	When Issued Security
(d)	All or a portion of security is on loan.
(e)	Interest rates represent the annualized yield.
(f)	Issuer has defaulted on terms of debt obligation.
(g)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
(h)	Security pledged as collateral to cover margin requirements for open futures contracts.
(i)	Represents security purchased with cash collateral received for securities on loan.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

March 31, 2012

Unaudited

As of March 31, 2012, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	JPMorgan Chase Bank, N.A.	Australian Dollar	114,000	$119,430	05/17/12	$ (1,990)
Purchase	JPMorgan Chase Bank, N.A.	Brazilian Real	137,760	79,227	04/03/12	(3,814)
Purchase	Morgan Stanley & Co., Inc.	Brazilian Real	137,760	78,847	06/04/12	(4,427)
Purchase	JPMorgan Chase Bank, N.A.	Euro	350,000	464,193	04/16/12	2,637
Purchase	Morgan Stanley & Co., Inc.	Mexican Peso	45,147	3,492	06/15/12	11
Sale	UBS Securities	Australian Dollar	9,043,000	9,446,860	05/17/12	130,935
Sale	Morgan Stanley & Co., Inc.	Brazilian Real	137,760	79,861	04/03/12	4,448
Sale	UBS Securities	Euro	340,000	433,810	04/16/12	(19,683)

						$108,117

At March 31, 2012, the Bond Core Plus Fund held the following interest rate swap contracts:

			Rate Type
Notional Amount	Swap Counterparty (a)	Termination Date	Floating Rate	Fixed Rate	Market Value	Premiums Paid/(Received)	Unrealized Appreciation/ (Depreciation)
7,960,069
BRL	Barclays Bank PLC	01/02/2014	CDI-BRL(b)	12.51%	$ 285,497	$ 6,613	$278,884
27,723,579 BRL	Morgan Stanley Capital Services, Inc.	01/02/2014	CDI-BRL(b)	10.58%	434,417	15,604	418,813
237,072 BRL	UBS AG	01/02/2014	CDI-BRL(b)	10.77%	2,936	787	2,149
7,545,134 BRL	Morgan Stanley Capital Services, Inc.	01/02/2015	CDI-BRL(b)	9.93%	4,100	2,290	1,810
4,277,352 BRL	Morgan Stanley Capital Services, Inc.	01/02/2014	CDI-BRL(b)	10.58%	240,900	21,226	219,674
200,000 EUR	Barclays Bank PLC	03/21/2017	CDI-EUR(c)	2.00%	5,633	(1,121)	6,754
200,000 EUR	Credit Suisse Securities	03/21/2017	CDI-EUR(c)	2.00%	5,633	5,805	(172)
22,800,000 MXN	Morgan Stanley Capital Services, Inc.	03/05/2013	CDI-MXN(d)	6.50%	27,234	(389)	27,623

				$1,006,350		$50,815	$955,535

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

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited		December 31, 2011
Assets
Investments, at value (cost $550,674,140 and $557,471,281, respectively)	$724,058,176	(a)	$660,612,311	(b)
Investments in collective investment funds, at value (cost $47,516,711 and $41,022,900, respectively)	49,429,555		41,974,267
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short Term Investment Fund (cost $26,576,082 and $29,284,852 and units of 26,576,082 and 29,284,852, respectively)	26,576,082		29,284,852
Cash	440,568		—
Receivable for investments sold	10,089,178		7,076,087
Receivable for fund units sold	626		—
Interest and dividends receivable	953,822		927,020
Tax reclaims receivable	59,640		45,917
Other assets	22,253		28,293

Total assets	811,629,900		739,948,747

Liabilities
Payable for cash collateral received on securities loaned	12,262,730		6,639,182
Payable for investments purchased	12,392,089		16,225,712
Payable for fund units redeemed	1,361,738		8,254,448
Investment advisory fee payable	188,556		175,491
ING—program fee payable	337,869		315,108
Trustee, management and administration fees payable	58,413		55,738
ABA Retirement Funds—program fee payable	48,295		45,211
Payable for legal and audit services	51,248		—	(c)
Other accruals	202,101		302,107

Total liabilities	26,903,039		32,012,997

Net Assets (equivalent to $16.05 and $14.13 per unit based on 48,890,676 and 50,103,061 units outstanding, respectively)	$784,726,861		$707,935,750

(a)	Includes securities on loan with a value of $11,970,863 (See Note 5).
(b)	Includes securities on loan with a value of $6,493,974.
(c)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income
Dividends (net of foreign tax expense of $280 and $703, respectively)	$3,185,021	$3,212,372
Interest—affiliated issuers	10,347	8,781
Securities lending income	5,678	22,106

Total investment income	3,201,046	3,243,259

Expenses
ING—program fee	949,554	1,068,900
Trustee, management and administration fees	166,163	180,578
Investment advisory fee	543,499	570,118
ABA Retirement Funds—program fee	135,795	147,608
Legal and audit fees	52,576	64,826
Compliance consultant fees	31,295	34,049
Reports to unitholders	3,756	5,469
Registration fees	36,553	45,217
Other fees	7,512	8,150

Total expenses	1,926,703	2,124,915

Less: Expense reimbursement	(30,032)	—

Net expenses	1,896,671	2,124,915

Net investment income (loss)	1,304,375	1,118,344

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	23,266,119	26,100,236

Net realized gain (loss)	23,266,119	26,100,236

Change in net unrealized appreciation (depreciation) on:
Investments	71,204,483	18,083,972
Foreign currency transactions	2	3

Change in net unrealized appreciation (depreciation)	71,204,485	18,083,975

Net realized and unrealized gain (loss)	94,470,604	44,184,211

Net increase (decrease) in net assets resulting from operations	$95,774,979	$45,302,555

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$1,304,375
Net realized gain (loss) from investments and foreign currency transactions	23,266,119
Change in net unrealized appreciation (depreciation)	71,204,485

Net increase (decrease) in net assets resulting from operations	95,774,979

From unitholder transactions
Proceeds from units issued	17,850,034
Cost of units redeemed	(36,833,902)

Net increase (decrease) in net assets from unitholder transactions	(18,983,868)

Net increase (decrease) in net assets	76,791,111
Net Assets
Beginning of period	707,935,750

End of period	$784,726,861

Number of units
Outstanding-beginning of period	50,103,061
Issued	1,185,078
Redeemed	(2,397,463)

Outstanding-end of period	48,890,676

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$0.06	$0.06
Expenses†,††	(0.04)	(0.04)

Net investment income (loss)	0.02	0.02
Net realized and unrealized gain (loss)	1.90	0.78

Net increase (decrease) in unit value	1.92	0.80
Net asset value at beginning of period	14.13	14.03

Net asset value at end of period	$16.05	$14.83

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.00%	1.05%
Ratio of net investment income (loss) to average net assets*	0.69%	0.55%
Portfolio turnover**,†††	12%	19%
Total return**	13.59%	5.70%
Net assets at end of period (in thousands)	$784,727	$831,703

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK — 92.3%
BASIC MATERIALS — 2.7%
Chemicals — 1.9%
E.I. du Pont de Nemours & Co.	119,100	$6,300,390
LyondellBasell Industries N.V., Class A	40,300	1,759,095
Monsanto Co.	72,011	5,743,597
Sherwin-Williams Co.	8,500	923,695

		14,726,777

Mining — 0.8%
Freeport-McMoRan Copper & Gold, Inc.	180,300	6,858,612

TOTAL BASIC MATERIALS (cost $16,572,636)		21,585,389

COMMUNICATIONS — 9.5%
Internet — 3.6%
Amazon.com, Inc.*	17,273	3,497,955
Baidu, Inc. ADR*	18,511	2,698,348
eBay, Inc.*	160,900	5,935,601
Google, Inc., Class A*	11,139	7,142,772
LinkedIn Corp., Class A*	17,752	1,810,527
priceline.com, Inc.*	7,886	5,658,205
Tencent Holdings Ltd. ADR(a)	51,267	1,428,299
Youku, Inc. ADR(a)*	6,319	138,955

		28,310,662

Media — 1.6%
Comcast Corp., Class A	201,900	6,059,019
Time Warner Cable, Inc.	52,700	4,295,050
Walt Disney Co.	40,928	1,791,828

		12,145,897

Telecommunications — 4.3%
AT&T, Inc.	424,400	13,254,012
Cisco Systems, Inc.	298,600	6,315,390
Crown Castle International Corp.*	16,153	861,601
Juniper Networks, Inc.*	49,265	1,127,183
Motorola Solutions, Inc.	122,342	6,218,644
Verizon Communications, Inc.	155,700	5,952,411

		33,729,241

TOTAL COMMUNICATIONS (cost $53,050,409)		74,185,800

CONSUMER, CYCLICAL — 12.1%
Apparel — 1.6%
Burberry Group PLC ADR	31,276	1,499,371
Coach, Inc.	26,649	2,059,435
NIKE, Inc., Class B	59,504	6,452,614
Ralph Lauren Corp.	14,631	2,550,622

		12,562,042

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Auto Manufacturers — 0.6%
Bayerische Motoren Werke A.G. ADR	38,544	$1,153,236
Ford Motor Co.	257,200	3,212,428

		4,365,664

Auto Parts & Equipment — 1.0%
BorgWarner, Inc.(a)*	94,658	7,983,456

Distribution/Wholesale — 0.2%
Fossil, Inc.(a)*	9,424	1,243,780

Leisure Time — 0.2%
Harley-Davidson, Inc.	35,974	1,765,604

Lodging — 0.6%
Las Vegas Sands Corp.	59,400	3,419,658
MGM Resorts International(a)*	104,100	1,417,842

		4,837,500

Retail — 7.9%
Bed Bath & Beyond, Inc.*	39,220	2,579,499
Chipotle Mexican Grill, Inc.*	7,289	3,046,802
Costco Wholesale Corp.	30,595	2,778,026
CVS Caremark Corp.	133,500	5,980,800
Dunkin’ Brands Group, Inc.(a)	34,217	1,030,274
Home Depot, Inc.	84,500	4,251,195
Inditex S.A. ADR(a)	46,835	892,675
Kohl’s Corp.	62,600	3,131,878
Limited Brands, Inc.	38,200	1,833,600
Lowe’s Cos., Inc.	265,982	8,346,515
Lululemon Athletica, Inc.(a)*	43,408	3,241,709
McDonald’s Corp.	25,949	2,545,597
Michael Kors Holdings Ltd.*	35,952	1,675,004
Panera Bread Co., Class A*	4,074	655,588
Starbucks Corp.	163,046	9,112,641
Tractor Supply Co.	9,900	896,544
Ulta Salon Cosmetics & Fragrance, Inc.	12,000	1,114,680
Wal-Mart Stores, Inc.	105,500	6,456,600
Yum! Brands, Inc.	34,200	2,434,356

		62,003,983

TOTAL CONSUMER, CYCLICAL (cost $69,717,918)		94,762,029

CONSUMER, NON-CYCLICAL — 21.8%
Agriculture — 1.3%
Archer-Daniels-Midland Co.	190,200	6,021,732
Philip Morris International, Inc.	49,800	4,412,778

		10,434,510

Beverages — 0.9%
Beam, Inc.	60,500	3,543,485

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Beverages (Continued)
Coca-Cola Co.	47,600	$3,522,876

		7,066,361

Biotechnology — 1.4%
Alexion Pharmaceuticals, Inc.*	39,229	3,642,805
Biogen Idec, Inc.*	13,200	1,662,804
Celgene Corp.*	29,745	2,305,832
Gilead Sciences, Inc.*	38,100	1,861,185
Illumina, Inc.(a)*	4,862	255,790
Vertex Pharmaceuticals, Inc.*	30,279	1,241,742

		10,970,158

Commercial Services — 1.7%
Mastercard, Inc., Class A	21,733	9,139,596
Visa, Inc., Class A	38,600	4,554,800

		13,694,396

Cosmetics/Personal Care — 1.4%
Estee Lauder Cos., Inc., Class A	66,528	4,120,744
Procter & Gamble Co.	98,900	6,647,069

		10,767,813

Food — 2.2%
Kraft Foods, Inc., Class A	155,900	5,925,759
Safeway, Inc.(a)	276,700	5,592,107
Whole Foods Market, Inc.	64,229	5,343,853

		16,861,719

Healthcare - Products — 1.6%
Baxter International, Inc.	205,900	12,308,702

Healthcare - Services — 2.5%
Covance, Inc.(a)*	51,600	2,457,708
Humana, Inc.	28,800	2,663,424
Laboratory Corp. of America Holdings*	40,900	3,743,986
Quest Diagnostics, Inc.	143,800	8,793,370
UnitedHealth Group, Inc.	38,377	2,261,940

		19,920,428

Household Products/Wares — 0.8%
Kimberly-Clark Corp.	81,400	6,014,646

Pharmaceuticals — 8.0%
Allergan, Inc.	65,522	6,252,764
AmerisourceBergen Corp.	155,100	6,154,368
Bristol-Myers Squibb Co.	43,647	1,473,086
Cardinal Health, Inc.	142,900	6,160,419
Express Scripts, Inc.*	126,786	6,869,266
Johnson & Johnson	91,200	6,015,552
Mead Johnson Nutrition Co.	22,501	1,855,883

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Merck & Co., Inc.	155,500	$5,971,200
Novo Nordisk A/S ADR	17,680	2,452,393
Pfizer, Inc.	448,700	10,167,542
Shire PLC ADR(a)	24,317	2,304,036
Valeant Pharmaceuticals International, Inc.*	32,700	1,755,663
Watson Pharmaceuticals, Inc.*	83,600	5,606,216

		63,038,388

TOTAL CONSUMER, NON-CYCLICAL (cost $130,485,748)		171,077,121

ENERGY — 9.2%
Oil & Gas — 7.2%
Anadarko Petroleum Corp.	12,930	1,012,936
Apache Corp.	64,000	6,428,160
Cabot Oil & Gas Corp.	71,558	2,230,463
Chevron Corp.	139,200	14,927,808
Concho Resources, Inc.*	15,469	1,579,075
ConocoPhillips	159,100	12,093,191
Ensco PLC ADR	29,726	1,573,397
EOG Resources, Inc.	14,073	1,563,510
Hess Corp.	53,000	3,124,350
Marathon Oil Corp.	175,100	5,550,670
Noble Energy, Inc.	18,100	1,769,818
Occidental Petroleum Corp.	37,238	3,546,175
WPX Energy, Inc.*	55,766	1,004,346

		56,403,899

Oil & Gas Services — 1.3%
FMC Technologies, Inc.*	20,700	1,043,694
Halliburton Co.	120,900	4,012,671
National Oilwell Varco, Inc.	45,493	3,615,329
Schlumberger Ltd.	19,643	1,373,635

		10,045,329

Pipelines — 0.7%
Williams Cos., Inc.	177,400	5,465,694

TOTAL ENERGY (cost $56,368,412)		71,914,922

FINANCIAL — 10.4%
Banks — 5.4%
Bank of New York Mellon Corp.	436,700	10,537,571
Capital One Financial Corp.	67,175	3,744,335
Goldman Sachs Group, Inc.	51,181	6,365,381
JPMorgan Chase & Co.	157,200	7,228,056
Morgan Stanley	79,663	1,564,581
U.S. Bancorp	122,000	3,864,960

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Banks (Continued)
Wells Fargo & Co.	262,400	$8,958,336

		42,263,220

Diversified Financial Services — 1.9%
American Express Co.	198,769	11,500,774
Discover Financial Services	115,816	3,861,306

		15,362,080

Insurance — 2.8%
Allstate Corp.	291,200	9,586,304
Marsh & McLennan Cos., Inc.	187,100	6,135,009
Travelers Cos., Inc.	102,400	6,062,080

		21,783,393

Real Estate Investment Trusts — 0.3%
American Tower Corp.	39,463	2,486,958

TOTAL FINANCIAL (cost $69,986,094)		81,895,651

INDUSTRIAL — 10.0%
Aerospace/Defense — 2.8%
Boeing Co.	28,054	2,086,376
Northrop Grumman Corp.	98,600	6,022,488
Raytheon Co.	118,400	6,249,152
United Technologies Corp.	89,265	7,403,639

		21,761,655

Building Materials — 0.1%
Masco Corp.	60,700	811,559

Electrical Components & Equipment — 0.5%
Emerson Electric Co.	79,000	4,122,220

Electronics — 0.9%
Agilent Technologies, Inc.	55,257	2,459,489
Honeywell International, Inc.	82,500	5,036,625

		7,496,114

Environmental Control — 0.8%
Waste Management, Inc.	169,700	5,932,712

Machinery - Construction & Mining — 0.6%
Caterpillar, Inc.	45,900	4,889,268

Machinery - Diversified — 1.0%
Cummins, Inc.	27,700	3,325,108
Deere & Co.	42,014	3,398,933
Roper Industries, Inc.	9,444	936,467

		7,660,508

Metal Fabricate/Hardware — 0.4%
Precision Castparts Corp.	20,094	3,474,253

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Miscellaneous Manufacturing — 2.0%
Dover Corp.	97,400	$6,130,356
General Electric Co.	468,600	9,404,802

		15,535,158

Transportation — 0.9%
FedEx Corp.	34,200	3,145,032
Union Pacific Corp.	36,434	3,915,926

		7,060,958

TOTAL INDUSTRIAL (cost $60,220,543)		78,744,405

TECHNOLOGY — 14.6%
Computers — 6.6%
Accenture PLC, Class A	52,700	3,399,150
Apple, Inc.*	37,138	22,263,117
Cognizant Technology Solutions Corp., Class A*	51,126	3,934,146
EMC Corp.*	356,730	10,659,092
International Business Machines Corp.	15,736	3,283,316
NetApp, Inc.*	33,776	1,512,151
SanDisk Corp.*	89,600	4,443,264
Teradata Corp.*	29,900	2,037,685

		51,531,921

Office/Business Equipment — 0.7%
Xerox Corp.	721,200	5,827,296

Semiconductors — 3.6%
ARM Holdings PLC ADR(a)	25,793	729,684
Avago Technologies Ltd.	88,124	3,434,192
Intel Corp.	496,600	13,959,426
LSI Corp.*	158,300	1,374,044
QUALCOMM, Inc.	133,484	9,079,582

		28,576,928

Software — 3.7%
Citrix Systems, Inc.*	22,100	1,743,911
Microsoft Corp.	203,400	6,559,650
Oracle Corp.	201,979	5,889,708
Red Hat, Inc.*	37,629	2,253,601
Salesforce.com, Inc.*	38,181	5,899,346
VeriFone Systems, Inc.*	27,100	1,405,677
VMware, Inc., Class A*	43,470	4,884,724

		28,636,617

TOTAL TECHNOLOGY (cost $80,493,749)		114,572,762

UTILITIES — 2.0%
Electric — 2.0%
Edison International	139,300	5,921,643

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
UTILITIES (Continued)
Electric (Continued)
NextEra Energy, Inc.	79,000	$4,825,320
Public Service Enterprise Group, Inc.	149,400	4,573,134

		15,320,097

TOTAL UTILITIES (cost $13,778,631)		15,320,097

TOTAL COMMON STOCK (cost $550,674,140)		724,058,176

INVESTMENT FUNDS — 6.3%
Cash Collateral Pool — 1.5%
ABA Members Collateral Fund(b)	12,262,730	12,081,148

Collective Investment Funds — 4.8%
SSgA Russell Large Cap Index Non-Lending Fund	2,649,011	37,348,407

TOTAL INVESTMENT FUNDS (cost $47,516,711)		49,429,555

	Units	Value
SHORT-TERM INVESTMENTS — 3.4%
Affiliated Funds — 3.4%
Northern Trust Global Investments - Collective Short-Term Investment Fund(c)	26,576,082	$26,576,082

TOTAL SHORT-TERM INVESTMENTS (cost $26,576,082)		26,576,082

TOTAL INVESTMENTS — 102.0% (cost $ 624,766,933)		800,063,813

Liabilities Less Other Assets - (2.0)%		(15,336,952)

NET ASSETS—100.0%		$784,726,861

(a)	All or a portion of security is on loan.
(b)	Represents security purchased with cash collateral received for securities on loan.
(c)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR - American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Assets and Liabilities

	000000000000		000000000000
	March 31, 2012 Unaudited		December 31, 2011
Assets
Investments, at value (cost $225,002,876 and $226,578,853, respectively)	$265,794,956	(a)	$242,350,167	(b)
Investments in collective investment funds, at value (cost $53,946,207 and $45,675,550, respectively)	54,240,695		45,084,249
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short Term Investment Fund (cost $8,387,069 and $8,045,895 and units of 8,387,069 and 8,045,895, respectively)	8,387,069		8,045,895
Cash	10,607		5,530
Receivable for investments sold	2,659,110		2,592,641
Receivable for fund units sold	110		—
Interest and dividends receivable	280,060		265,297
Tax reclaims receivable	5,906		4,828
Other assets	8,280		10,246

Total assets	331,386,793		298,358,853

Liabilities
Payable for cash collateral received on securities loaned	41,412,522		33,416,793
Payable for investments purchased	4,169,681		4,290,927
Payable for fund units redeemed	727,623		25,088
Investment advisory fee payable	114,547		105,100
ING—program fee payable	125,464		114,466
Trustee, management and administration fees payable	21,446		20,265
ABA Retirement Funds—program fee payable	17,935		16,424
Other accruals	94,480		113,421

Total liabilities	46,683,698		38,102,484

Net Assets (equivalent to $17.96 and $15.99 per unit based on 15,856,321 and 16,272,262 units outstanding, respectively)	$284,703,095		$260,256,369

(a)	Includes securities on loan with a value of $40,370,410 (See Note 5).
(b)	Includes securities on loan with a value of $32,550,879.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Operations

Unaudited

	0000000000	0000000000
	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income
Dividends (net of foreign tax expense of $0 and $372, respectively)	$1,160,580	$1,012,573
Interest—affiliated issuers	9,621	4,203
Securities lending income	48,783	84,246

Total investment income	1,218,984	1,101,022

Expenses
ING—program fee	351,020	412,237
Trustee, management and administration fees	61,147	69,657
Investment advisory fee	330,138	370,362
ABA Retirement Funds—program fee	50,199	56,939
Legal and audit fees	19,427	25,102
Compliance consultant fees	11,563	13,184
Reports to unitholders	1,388	2,118
Registration fees	13,506	17,509
Other fees	2,775	3,561

Total expenses	841,163	970,669

Less: Expense reimbursement	(11,116)	—

Net expenses	830,047	970,669

Net investment income (loss)	388,937	130,353

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	5,502,914	15,763,845

Net realized gain (loss)	5,502,914	15,763,845

Change in net unrealized appreciation (depreciation) on:
Investments	25,906,555	10,625,330

Change in net unrealized appreciation (depreciation)	25,906,555	10,625,330

Net realized and unrealized gain (loss)	31,409,469	26,389,175

Net increase (decrease) in net assets resulting from operations	$31,798,406	$26,519,528

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$388,937
Net realized gain (loss) from investments	5,502,914
Change in net unrealized appreciation (depreciation)	25,906,555

Net increase (decrease) in net assets resulting from operations	31,798,406

From unitholder transactions
Proceeds from units issued	5,719,324
Cost of units redeemed	(13,071,004)

Net increase (decrease) in net assets from unitholder transactions	(7,351,680)

Net increase (decrease) in net assets	24,446,726
Net Assets
Beginning of period	260,256,369

End of period	$284,703,095

Number of units
Outstanding-beginning of period	16,272,262
Issued	328,679
Redeemed	(744,620)

Outstanding-end of period	15,856,321

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	000000000000	000000000000
	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$0.08	$0.06
Expenses†,††	(0.05)	(0.05)

Net investment income (loss)	0.03	0.01
Net realized and unrealized gain (loss)	1.94	1.43

Net increase (decrease) in unit value	1.97	1.44
Net asset value at beginning of period	15.99	16.56

Net asset value at end of period	$17.96	$18.00

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.19%	1.23%
Ratio of net investment income (loss) to average net assets*	0.56%	0.17%
Portfolio turnover**,†††	17%	21%
Total return**	12.32%	8.70%
Net assets at end of period (in thousands)	$284,703	$329,155

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK — 93.4%
BASIC MATERIALS — 5.1%
Chemicals — 2.5%
Agrium, Inc.	2,550	$220,243
Ashland, Inc.	13,150	802,939
Cabot Corp.	17,260	736,657
Celanese Corp., Class A	2,870	132,537
CF Industries Holdings, Inc.	4,300	785,395
Cytec Industries, Inc.	5,125	311,549
Eastman Chemical Co.	7,600	392,844
FMC Corp.	6,950	735,727
Innophos Holdings, Inc.	8,750	438,550
OM Group, Inc.*	8,200	225,582
PolyOne Corp.	13,300	191,520
RPM International, Inc.	22,703	594,592
Sensient Technologies Corp.	29,709	1,128,942
Sherwin-Williams Co.	2,570	279,282
Valspar Corp.	4,450	214,890

		7,191,249

Forest Products & Paper — 1.3%
Boise, Inc.	35,100	288,171
Buckeye Technologies, Inc.	29,650	1,007,211
Domtar Corp.	5,100	486,438
MeadWestvaco Corp.	18,500	584,415
P.H. Glatfelter Co.	26,289	414,840
Schweitzer-Mauduit International, Inc.	13,900	959,934

		3,741,009

Iron/Steel — 0.8%
Allegheny Technologies, Inc.	18,220	750,117
Cliffs Natural Resources, Inc.	6,550	453,653
Nucor Corp.(a)	13,100	562,645
Schnitzer Steel Industries, Inc., Class A(a)	9,270	369,827

		2,136,242

Mining — 0.5%
Globe Specialty Metals, Inc.	39,500	587,365
Horsehead Holding Corp.(a)*	53,778	612,531
Kaiser Aluminum Corp.	2,370	112,006

		1,311,902

TOTAL BASIC MATERIALS (cost $12,258,445)		14,380,402

COMMUNICATIONS — 6.3%
Internet — 2.6%
Ancestry.com, Inc.(a)*	11,725	266,627
Baidu, Inc. ADR*	3,850	561,215
BroadSoft, Inc.(a)*	17,774	679,856
Constant Contact, Inc.(a)*	25,122	748,384

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Internet (Continued)
Ctrip.com International Ltd. ADR(a)*	21,550	$466,342
DealerTrack Holdings, Inc.*	17,390	526,221
ExactTarget, Inc.(a)*	7,850	204,100
F5 Networks, Inc.*	4,250	573,580
LinkedIn Corp., Class A*	3,600	367,164
Pandora Media, Inc.(a)*	17,575	179,441
Shutterfly, Inc.(a)*	8,600	269,438
Sina Corp.(a)*	4,050	263,250
SPS Commerce, Inc.*	15,675	421,344
Symantec Corp.*	10,075	188,402
TripAdvisor, Inc.(a)*	11,950	426,256
ValueClick, Inc.(a)*	36,150	713,601
Youku.com, Inc. ADR(a)*	18,447	405,650

		7,260,871

Media — 0.8%
CBS Corp., Class B (Non Voting)	11,325	384,031
Discovery Communications, Inc., Class A*	6,800	344,080
DISH Network Corp., Class A	10,900	358,937
Gannett Co., Inc.(a)	18,500	283,605
Meredith Corp.	22,726	737,686
Scripps Networks Interactive, Inc., Class A	4,325	210,584

		2,318,923

Telecommunications — 2.9%
Acme Packet, Inc.(a)*	22,125	608,880
Amdocs Ltd.*	5,000	157,900
Anixter International, Inc.*	2,782	201,778
Aruba Networks, Inc.*	42,375	944,115
Black Box Corp.	29,897	762,672
Crown Castle International Corp.*	11,130	593,674
Harris Corp.	9,100	410,228
IPG Photonics Corp.(a)*	9,875	513,994
JDS Uniphase Corp.*	8,800	127,512
NeuStar, Inc., Class A*	7,050	262,613
Oplink Communications, Inc.*	35,559	608,059
Plantronics, Inc.	47,490	1,911,947
Polycom, Inc.*	10,800	205,956
Premiere Global Services, Inc.*	1,697	15,341
Sycamore Networks, Inc.*	37,663	668,142
USA Mobility, Inc.	12,700	176,911

		8,169,722

TOTAL COMMUNICATIONS (cost $15,620,353)		17,749,516

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL — 13.5%
Airlines — 0.6%
Alaska Air Group, Inc.*	4,780	$171,220
Allegiant Travel Co.(a)*	4,600	250,700
Copa Holdings S.A., Class A(a)	5,917	468,626
SkyWest, Inc.	42,546	470,133
United Continental Holdings, Inc.(a)*	13,940	299,710

		1,660,389

Apparel — 0.7%
CROCS, Inc.*	13,025	272,483
Gildan Activewear, Inc.(a)	17,950	494,523
Jones Group, Inc.	81,100	1,018,616
Steven Madden Ltd.*	3,700	158,175

		1,943,797

Auto Manufacturers — 0.3%
Navistar International Corp.*	4,700	190,115
Tesla Motors, Inc.(a)*	7,050	262,542
Wabash National Corp.*	50,731	525,066

		977,723

Auto Parts & Equipment — 0.9%
Autoliv, Inc.(a)	7,300	489,465
BorgWarner, Inc.(a)*	7,250	611,465
Cooper Tire & Rubber Co.	35,190	535,592
Dana Holding Corp.	12,700	196,850
Standard Motor Products, Inc.(a)	11,200	198,688
TRW Automotive Holdings Corp.*	10,900	506,305

		2,538,365

Distribution/Wholesale — 1.7%
Beacon Roofing Supply, Inc.*	25,100	646,576
Fastenal Co.(a)	4,056	219,429
Fossil, Inc.(a)*	4,900	646,702
Ingram Micro, Inc., Class A*	8,900	165,184
LKQ Corp.*	49,100	1,530,447
Owens & Minor, Inc.	26,710	812,251
Titan Machinery, Inc.(a)*	12,850	362,370
WESCO International, Inc.*	6,960	454,558

		4,837,517

Entertainment — 0.2%
Pinnacle Entertainment, Inc.*	17,450	200,849
Shuffle Master, Inc.(a)*	15,375	270,600

		471,449

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Home Builders — 0.3%
Thor Industries, Inc.	23,842	$752,454

		752,454

Home Furnishings — 0.5%
Harman International Industries, Inc.	16,352	765,437
Skullcandy, Inc.(a)*	13,000	205,790
Whirlpool Corp.	7,100	545,706

		1,516,933

Housewares — 0.2%
Newell Rubbermaid, Inc.	10,300	183,443
Toro Co.	6,250	444,437

		627,880

Leisure Time — 0.3%
Harley-Davidson, Inc.	9,075	445,401
Life Time Fitness, Inc.(a)*	5,323	269,184

		714,585

Lodging — 0.2%
Starwood Hotels & Resorts Worldwide, Inc.	7,470	421,383
Wyndham Worldwide Corp.	5,950	276,734

		698,117

Retail — 7.3%
Arcos Dorados Holdings, Inc., Class A	26,800	484,812
Ascena Retail Group, Inc.*	19,372	858,567
Bed Bath & Beyond, Inc.*	7,300	480,121
Best Buy Co., Inc.	9,400	222,592
Big Lots, Inc.*	22,725	977,630
Bob Evans Farms, Inc.(a)	22,830	861,148
Brinker International, Inc.(a)	23,800	655,690
CarMax, Inc.*	18,550	642,758
Casey’s General Stores, Inc.	13,100	726,526
Cash America International, Inc.(a)	15,820	758,253
CEC Entertainment, Inc.(a)	10,800	409,428
Cheesecake Factory, Inc.(a)*	19,380	569,578
Chico’s FAS, Inc.	12,400	187,240
Cracker Barrel Old Country Store, Inc.	15,835	883,593
Dick’s Sporting Goods, Inc.	15,330	737,066
Dillard’s, Inc., Class A(a)	15,800	995,716
Dollar Tree, Inc.(a)*	5,149	486,529
Express, Inc.*	13,850	345,973
Finish Line, Inc., Class A(a)	35,550	754,371
Foot Locker, Inc.	27,525	854,651
GameStop Corp., Class A(a)	7,500	163,800
Gap, Inc.	22,900	598,606

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Jack in the Box, Inc.*	7,700	$184,569
Jos. A. Bank Clothiers, Inc.*	8,237	415,227
Kohl’s Corp.	6,000	300,180
Macy’s, Inc.	20,700	822,411
Michael Kors Holdings Ltd.*	1,200	55,908
MSC Industrial Direct Co., Inc., Class A	4,160	346,445
Nu Skin Enterprises, Inc., Class A	7,245	419,558
O’Reilly Automotive, Inc.*	4,400	401,940
Pier 1 Imports, Inc.(a)*	27,675	503,131
Pricesmart, Inc.	1,435	104,482
PVH Corp.	3,560	318,015
RadioShack Corp.(a)	12,100	75,262
Regis Corp.	32,220	593,815
Rue21, Inc.(a)*	14,192	416,393
Ruth’s Hospitality Group, Inc.*	27,848	211,366
Signet Jewelers Ltd.(a)	4,150	196,212
Stage Stores, Inc.(a)	33,280	540,467
Stein Mart, Inc.*	22,200	146,520
Tim Hortons, Inc.	7,640	409,046
Tractor Supply Co.	3,000	271,680
Vera Bradley, Inc.(a)*	8,300	250,577

		20,637,852

Storage/Warehousing — 0.2%
Mobile Mini, Inc.*	31,757	670,708

		670,708

Textiles — 0.1%
Cintas Corp.	9,350	365,772

		365,772

TOTAL CONSUMER, CYCLICAL (cost $30,460,883)		38,413,541

CONSUMER, NON-CYCLICAL — 17.6%
Agriculture — 0.3%
Archer-Daniels-Midland Co.	18,100	573,046
Lorillard, Inc.	2,000	258,960

		832,006

Beverages — 0.6%
Coca-Cola Enterprises, Inc.	7,400	211,640
Constellation Brands, Inc., Class A*	24,675	582,083
Green Mountain Coffee Roasters, Inc.(a)*	13,400	627,656
Monster Beverage Corp.*	4,600	285,614

		1,706,993

Biotechnology — 1.0%
Amarin Corp. PLC ADR(a)*	24,650	279,038

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Biotechnology (Continued)
Ariad Pharmaceuticals, Inc.(a)*	25,450	$405,928
Cubist Pharmaceuticals, Inc.(a)*	5,150	222,738
Dendreon Corp.(a)*	23,100	246,130
Emergent Biosolutions, Inc.*	25,450	407,200
Human Genome Sciences, Inc.(a)*	73,353	604,429
Myriad Genetics, Inc.(a)*	14,825	350,760
Vertex Pharmaceuticals, Inc.*	6,450	264,514

		2,780,737

Commercial Services — 6.2%
Acacia Research Corp.*	12,425	518,620
Advance America Cash Advance Centers, Inc.	18,000	188,820
Alliance Data Systems Corp.*	6,040	760,798
American Public Education, Inc.(a)*	15,328	582,464
American Reprographics Co.*	61,680	332,455
Barrett Business Services, Inc.	14,253	282,637
Brink’s Co.(a)	26,350	628,974
Capella Education Co.*	4,825	173,459
CBIZ, Inc.*	68,005	429,792
Chemed Corp.	13,740	861,223
Convergys Corp.*	24,900	332,415
CoStar Group, Inc.*	5,730	395,657
Deluxe Corp.	47,953	1,123,059
Forrester Research, Inc.	6,285	203,634
FTI Consulting, Inc.*	11,685	438,421
Gartner, Inc.*	5,900	251,576
Grand Canyon Education, Inc.(a)*	26,039	462,453
Green Dot Corp., Class A(a)*	18,350	486,642
Hertz Global Holdings, Inc.*	41,050	617,392
Korn/Ferry International*	45,323	759,160
Lender Processing Services, Inc.(a)	24,400	634,400
MAXIMUS, Inc.	33,335	1,355,734
Moody’s Corp.	6,600	277,860
PARELEX International Corp.*	8,025	216,434
Quanta Services, Inc.*	16,330	341,297
Rent-A-Center, Inc.	18,928	714,532
Resources Connection, Inc.(a)	24,700	347,035
Ritchie Bros. Auctioneers, Inc.(a)	29,008	689,230
Robert Half International, Inc.	21,700	657,510
Rollins, Inc.	48,420	1,030,378
ServiceSource International, Inc.(a)*	13,332	206,379
Solar Cayman Ltd.(b)*	33,700	—
Total System Services, Inc.	18,250	421,028
United Rentals, Inc.*	8,100	347,409
Verisk Analytics, Inc., Class A*	5,520	259,274

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Commercial Services (Continued)
VistaPrint N.V.(a)*	11,295	$436,552

		17,764,703

Food — 1.6%
Cal-Maine Foods, Inc.(a)	2,174	83,177
Chiquita Brands International, Inc.*	16,000	140,640
ConAgra Foods, Inc.	5,600	147,056
Fresh Del Monte Produce, Inc.	13,500	308,340
Fresh Market, Inc.(a)*	10,250	491,488
Hain Celestial Group, Inc.*	6,475	283,670
Kroger Co.	7,900	191,417
Nash Finch Co.	31,059	882,697
Safeway, Inc.(a)	26,100	527,481
Smithfield Foods, Inc.*	29,100	641,073
United Natural Foods, Inc.*	16,937	790,280

		4,487,319

Healthcare - Products — 3.5%
Abaxis, Inc.(a)*	14,742	429,434
ABIOMED, Inc.(a)*	18,400	408,296
Align Technology, Inc.*	14,353	395,425
AngioDynamics, Inc.*	27,146	332,539
Cepheid, Inc.*	24,973	1,044,621
Cooper Cos., Inc.	5,320	434,697
Edwards Lifesciences Corp.*	1,640	119,277
Endologix, Inc.(a)*	14,409	211,092
Greatbatch, Inc.*	5,600	137,312
Hill-Rom Holdings, Inc.	11,482	383,614
Insulet Corp.(a)*	9,250	177,045
Intuitive Surgical, Inc.*	2,250	1,218,938
Luminex Corp.(a)*	2,898	67,668
Medtox Scientific, Inc.(a)*	7,939	133,852
Meridian Bioscience, Inc.(a)	28,180	546,128
OraSure Technologies, Inc.(a)*	25,225	289,835
Sirona Dental Systems, Inc.*	6,350	327,279
STERIS Corp.	13,900	439,518
Symmetry Medical, Inc.*	71,314	504,190
Techne Corp.	6,600	462,660
Volcano Corp.(a)*	11,101	314,713
West Pharmaceutical Services, Inc.	22,300	948,419
Zimmer Holdings, Inc.	10,700	687,796

		10,014,348

Healthcare - Services — 1.9%
Aetna, Inc.	14,200	712,272
Amsurg Corp.*	23,090	646,058

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Healthcare - Services (Continued)
Bio-Reference Labs, Inc.(a)*	23,144	$544,115
Community Health Systems, Inc.*	9,400	209,056
DaVita, Inc.*	3,150	284,036
Health Net, Inc.*	17,825	708,009
IPC The Hospitalist Co., Inc.(a)*	19,131	706,125
Kindred Healthcare, Inc.*	64,719	559,172
Mednax, Inc.*	13,875	1,031,884

		5,400,727

Household Products/Wares — 0.2%
American Greetings Corp., Class A(a)	8,100	124,254
Ennis, Inc.(a)	34,029	538,339

		662,593

Pharmaceuticals — 2.3%
Cardinal Health, Inc.	17,700	763,047
Catalyst Health Solutions, Inc.*	6,430	409,784
Endo Pharmaceuticals Holdings, Inc.*	6,400	247,872
Herbalife Ltd.	9,175	631,424
Ironwood Pharmaceuticals, Inc.(a)*	11,150	148,406
McKesson Corp.	2,100	184,317
Medicis Pharmaceutical Corp., Class A(a)	26,280	987,865
Mylan, Inc.*	26,050	610,872
Neogen Corp.(a)*	15,564	608,085
Par Pharmaceutical Cos., Inc.*	11,700	453,141
Perrigo Co.	1,470	151,866
Questcor Pharmaceuticals, Inc.(a)*	9,650	363,033
Shire PLC ADR	2,930	277,618
SXC Health Solutions Corp.*	2,870	215,135
Watson Pharmaceuticals, Inc.*	7,200	482,832

		6,535,297

TOTAL CONSUMER, NON-CYCLICAL (cost $43,186,260)		50,184,723

ENERGY — 5.7%
Oil & Gas — 3.9%
Berry Petroleum Co., Class A	27,582	1,299,940
Cabot Oil & Gas Corp.	6,200	193,254
Callon Petroleum Co.*	49,914	313,959
Carrizo Oil & Gas, Inc.(a)*	19,325	546,124
Comstock Resources, Inc.(a)*	56,590	895,820
Concho Resources, Inc.*	6,340	647,187
Continental Resources, Inc.(a)*	6,550	562,121
Energen Corp.	16,725	822,034
Goodrich Petroleum Corp.*	49,610	943,582
Hess Corp.	9,400	554,130

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
ENERGY (Continued)
Oil & Gas (Continued)
HollyFrontier Corp.	21,075	$677,561
InterOil Corp.(a)*	6,140	315,657
Kodiak Oil & Gas Corp.(a)*	26,770	266,629
Murphy Oil Corp.	9,200	517,684
Petroquest Energy, Inc.*	20,241	124,280
Quicksilver Resources, Inc.(a)*	100,589	506,969
Stone Energy Corp.*	17,300	494,607
Unit Corp.*	5,300	226,628
Valero Energy Corp.	28,100	724,137
W&T Offshore, Inc.(a)	16,400	345,712

		10,978,015

Oil & Gas Services — 1.7%
Core Laboratories N.V.	8,000	1,052,560
FMC Technologies, Inc.*	13,500	680,670
Lufkin Industries, Inc.	9,388	757,142
Oceaneering International, Inc.	14,700	792,183
Oil States International, Inc.*	7,275	567,887
Superior Energy Services, Inc.*	23,425	617,483
Tesco Corp.(a)*	24,772	351,515

		4,819,440

Pipelines — 0.1%
Spectra Energy Corp.	9,300	293,415

		293,415

TOTAL ENERGY (cost $13,904,405)		16,090,870

FINANCIAL — 19.8%
Banks — 4.9%
Banco Latinoamericano de Comercio Exterior S.A., Class E	24,400	515,084
BancorpSouth, Inc.	33,381	449,642
Bank of Hawaii Corp.	15,642	756,291
Bank of the Ozarks, Inc.	16,100	503,286
BBCN Bancorp, Inc.*	55,563	618,416
Cass Information Systems, Inc.(a)	9,789	391,071
Comerica, Inc.(a)	26,125	845,405
Community Bank System, Inc.(a)	38,200	1,099,396
Cullen/Frost Bankers, Inc.	10,733	624,553
Fifth Third Bancorp	97,625	1,371,631
FNB Corp.	47,086	568,799
Fulton Financial Corp.	75,130	788,865
Hancock Holding Co.	5,000	177,550
Huntington Bancshares, Inc.	38,600	248,970
KeyCorp	139,800	1,188,300

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Banks (Continued)
PNC Financial Services Group, Inc.	6,500	$419,185
Regions Financial Corp.	38,000	250,420
Trustmark Corp.	40,045	1,000,324
Webster Financial Corp.	22,000	498,740
Westamerica Bancorporation(a)	17,170	824,160
Wintrust Financial Corp.(a)	20,310	726,895

		13,866,983

Diversified Financial Services — 4.4%
Aircastle Ltd.	19,700	241,128
Ameriprise Financial, Inc.	12,900	736,977
Discover Financial Services	39,975	1,332,766
Encore Capital Group, Inc.*	16,925	381,659
Financial Engines, Inc.(a)*	34,965	781,817
FXCM, Inc., Class A(a)	9,400	122,106
GFI Group, Inc.	41,000	154,160
Invesco Ltd.	37,975	1,012,793
Investment Technology Group, Inc.*	31,859	381,034
Jefferies Group, Inc.(a)	22,000	414,480
Knight Capital Group, Inc., Class A*	28,628	368,442
National Financial Partners Corp.*	28,000	423,920
Nelnet, Inc., Class A	13,800	357,558
Portfolio Recovery Associates, Inc.*	8,519	610,983
Raymond James Financial, Inc.	38,655	1,412,067
SLM Corp.	58,800	926,688
T. Rowe Price Group, Inc.	13,820	902,446
Waddell & Reed Financial, Inc., Class A	22,174	718,659
WisdomTree Investments, Inc.*	72,075	603,268
World Acceptance Corp.*	8,310	508,988

		12,391,939

Insurance — 5.8%
ACE Ltd.	9,600	702,720
Allied World Assurance Co. Holdings A.G.	3,000	206,010
Allstate Corp.	32,075	1,055,909
Alterra Capital Holdings Ltd.	35,300	811,194
American Equity Investment Life Holding Co.(a)	106,027	1,353,965
American Financial Group, Inc.	15,200	586,416
Arthur J. Gallagher & Co.	5,790	206,935
Aspen Insurance Holdings Ltd.(a)	22,000	614,680
Chubb Corp.	4,000	276,440
Donegal Group, Inc., Class A	17,768	242,889
Endurance Specialty Holdings Ltd.	34,250	1,392,605
FBL Financial Group, Inc., Class A	5,999	202,166
Fidelity National Financial, Inc., Class A	10,600	191,118

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Insurance (Continued)
Hanover Insurance Group, Inc.	6,300	$259,056
Hartford Financial Services Group, Inc.	27,500	579,700
HCC Insurance Holdings, Inc.	28,737	895,732
Horace Mann Educators Corp.	13,800	243,156
Kemper Corp.	13,150	398,182
Lincoln National Corp.	41,775	1,101,189
Marsh & McLennan Cos., Inc.	16,450	539,396
MGIC Investment Corp.(a)*	114,850	569,656
Montpelier Re Holdings Ltd.	12,400	239,568
Principal Financial Group, Inc.	9,800	289,198
Protective Life Corp.(a)	28,310	838,542
StanCorp Financial Group, Inc.(a)	19,600	802,424
Tower Group, Inc.(a)	51,105	1,146,285
Unum Group	24,300	594,864
Validus Holdings Ltd.	10,094	312,409

		16,652,404

Investment Companies — 0.4%
Ares Capital Corp.	57,178	934,860
Solar Capital Ltd.	14,243	314,343

		1,249,203

Real Estate — 0.1%
CBRE Group, Inc., Class A*	8,600	171,656

		171,656

Real Estate Investment Trusts — 4.2%
Annaly Capital Management, Inc.(a)	17,400	275,268
BioMed Realty Trust, Inc.	35,575	675,214
Brandywine Realty Trust	151,485	1,739,048
Capstead Mortgage Corp.(a)	20,100	263,511
CBL & Associates Properties, Inc.(a)	73,025	1,381,633
Chimera Investment Corp.(a)	48,100	136,123
CommonWealth REIT	14,900	277,438
DuPont Fabros Technology, Inc.(a)	28,375	693,769
Equity Lifestyle Properties, Inc.	6,350	442,849
First Potomac Realty Trust	27,151	328,256
Glimcher Realty Trust	53,436	546,116
Government Properties Income Trust(a)	19,740	475,931
Hatteras Financial Corp.(a)	18,000	502,200
Home Properties, Inc.	9,940	606,439
Hospitality Properties Trust	24,900	659,103
Kilroy Realty Corp.(a)	6,650	309,956
LTC Properties, Inc.(a)	17,250	552,000
Medical Properties Trust, Inc.	73,671	683,667
Omega Healthcare Investors, Inc.	42,060	894,196

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Real Estate Investment Trusts (Continued)
Parkway Properties, Inc.	23,044	$241,501
Ramco-Gershenson Properties Trust	18,289	223,491
Two Harbors Investment Corp.	19,400	196,716

		12,104,425

TOTAL FINANCIAL (cost $49,246,589)		56,436,610

INDUSTRIAL — 11.6%
Aerospace/Defense — 1.4%
Aerovironment, Inc.*	8,378	224,614
Alliant Techsystems, Inc.	8,300	415,996
BE Aerospace, Inc.*	11,960	555,781
Cubic Corp.	8,500	401,880
Curtiss-Wright Corp.	10,600	392,306
Exelis, Inc.	5,600	70,112
L-3 Communications Holdings, Inc.	9,200	651,084
M/A-COM Technology Solutions Holdings, Inc.(a)*	650	13,481
Northrop Grumman Corp.	6,100	372,588
Raytheon Co.	10,000	527,800
Triumph Group, Inc.	5,670	355,283

		3,980,925

Building Materials — 0.1%
Owens Corning(a)*	8,475	305,354

		305,354

Electrical Components & Equipment — 0.8%
AMETEK, Inc.	12,250	594,248
Belden, Inc.	14,840	562,584
EnerSys*	17,905	620,408
GrafTech International Ltd.*	26,686	318,631
Universal Display Corp.(a)*	3,450	126,028

		2,221,899

Electronics — 2.5%
Agilent Technologies, Inc.	8,700	387,237
Benchmark Electronics, Inc.*	18,231	300,629
CTS Corp.	75,553	794,818
FARO Technologies, Inc.*	12,800	746,624
Gentex Corp.(a)	22,757	557,546
Jabil Circuit, Inc.	24,050	604,136
National Instruments Corp.	32,770	934,600
Park Electrochemical Corp.	38,622	1,167,543
PerkinElmer, Inc.	9,600	265,536
Plexus Corp.*	7,135	249,654
Sensata Technologies Holding N.V.(a)*	4,600	154,008
TE Connectivity Ltd.	16,200	595,350

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Electronics (Continued)
Tech Data Corp.*	3,700	$200,762
Vishay Intertechnology, Inc.(a)*	22,700	276,032

		7,234,475

Engineering & Construction — 1.1%
Aegion Corp.*	16,151	287,972
Chicago Bridge & Iron Co. N.V. (Registered)	7,760	335,154
EMCOR Group, Inc.	6,200	171,864
Granite Construction, Inc.	5,877	168,905
KBR, Inc.	19,925	708,334
McDermott International, Inc.*	21,700	277,977
Tutor Perini Corp.*	51,084	795,889
URS Corp.	10,000	425,200

		3,171,295

Environmental Control — 0.1%
Waste Connections, Inc.	11,930	388,083

		388,083

Hand/Machine Tools — 0.3%
Franklin Electric Co., Inc.	15,972	783,746
Stanley Black & Decker, Inc.	2,650	203,944

		987,690

Machinery - Diversified — 0.6%
AGCO Corp.*	13,125	619,631
Rockwell Automation, Inc.	6,650	530,005
Zebra Technologies Corp., Class A*	13,237	545,100

		1,694,736

Metal Fabricate/Hardware — 0.7%
Dynamic Materials Corp.	16,276	343,586
Haynes International, Inc.	5,309	336,325
Timken Co.	23,775	1,206,344

		1,886,255

Miscellaneous Manufacturing — 0.8%
Actuant Corp., Class A	14,300	414,557
Eaton Corp.	11,150	555,604
LSB Industries, Inc.*	9,552	371,764
Pall Corp.	5,670	338,102
Polypore International, Inc.(a)*	14,800	520,368

		2,200,395

Packaging & Containers — 0.6%
Crown Holdings, Inc.*	6,450	237,554
Greif, Inc., Class A	7,492	418,953
Owens-Illinois, Inc.*	8,700	203,058

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Packaging & Containers (Continued)
Rock-Tenn Co., Class A	3,000	$202,680
Sealed Air Corp.	7,800	150,618
Sonoco Products Co.	13,878	460,750

		1,673,613

Shipbuilding — 0.0%
Huntington Ingalls Industries, Inc.(a)*	1,016	40,884

		40,884

Transportation — 2.3%
Air Transport Services Group, Inc.*	44,179	255,796
Bristow Group, Inc.	31,762	1,516,000
C.H. Robinson Worldwide, Inc.	7,100	464,979
Celadon Group, Inc.	20,951	325,788
Echo Global Logistics, Inc.(a)*	21,083	339,436
Expeditors International of Washington, Inc.	11,650	541,841
Forward Air Corp.	9,370	343,598
HUB Group, Inc., Class A*	7,600	273,828
Ryder System, Inc.	14,825	782,760
Scorpio Tankers, Inc.(a)*	49,443	349,068
Teekay Tankers Ltd., Class A	29,350	178,154
Tidewater, Inc.	15,200	821,104
UTi Worldwide, Inc.	10,600	182,638
Vitran Corp., Inc.*	25,156	200,745

		6,575,735

Trucking & Leasing — 0.3%
GATX Corp.	11,335	456,801
Greenbrier Cos., Inc.(a)*	14,575	288,439

		745,240

TOTAL INDUSTRIAL (cost $29,037,467)		33,106,579

TECHNOLOGY — 9.8%
Computers — 2.2%
3D Systems Corp.(a)*	5,620	132,295
CACI International, Inc., Class A*	12,506	778,999
Cadence Design Systems, Inc.*	48,975	579,864
Computer Sciences Corp.	4,400	131,736
Diebold, Inc.	7,825	301,419
Echelon Corp.(a)*	15,607	69,139
Fusion-io, Inc.(a)*	12,336	350,466
IHS, Inc., Class A*	6,150	575,947
Maxwell Technologies, Inc.(a)*	20,955	384,105
MICROS Systems, Inc.*	7,760	429,050
Mitek Systems, Inc.(a)*	22,312	258,819
NetApp, Inc.*	5,300	237,281

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Computers (Continued)
Seagate Technology PLC	38,025	$1,024,774
Stratasys, Inc.(a)*	9,498	346,867
Teradata Corp.*	3,700	252,155
Western Digital Corp.*	11,300	467,707

		6,320,623

Office/Business Equipment — 0.0%
Xerox Corp.	19,000	153,520

		153,520

Semiconductors — 3.2%
Analog Devices, Inc.	3,900	157,560
ARM Holdings PLC ADR(a)	20,681	585,066
Avago Technologies Ltd.	20,480	798,106
Cabot Microelectronics Corp.(a)	11,615	451,591
Cavium, Inc.(a)*	30,750	951,405
Cirrus Logic, Inc.(a)*	13,175	313,565
Fairchild Semiconductor International, Inc.*	36,700	539,490
Inphi Corp.(a)*	31,550	447,379
Integrated Silicon Solution, Inc.*	26,650	297,414
International Rectifier Corp.*	9,858	227,424
KLA-Tencor Corp.	6,400	348,288
Lam Research Corp.*	8,700	388,194
Linear Technology Corp.	8,525	287,292
Maxim Integrated Products, Inc.	4,900	140,091
Mellanox Technologies Ltd.*	6,625	277,124
Power Integrations, Inc.(a)	13,520	501,862
Rovi Corp.*	9,600	312,480
Semtech Corp.(a)*	29,940	852,092
Skyworks Solutions, Inc.*	14,675	405,764
Standard Microsystems Corp.*	5,323	137,706
Teradyne, Inc.*	35,600	601,284

		9,021,177

Software — 4.4%
Allscripts Healthcare Solutions, Inc.*	26,140	433,924
American Software, Inc., Class A	46,015	394,809
Ariba, Inc.*	6,650	217,522
athenahealth, Inc.(a)*	17,657	1,308,737
Autodesk, Inc.*	4,500	190,440
Blackbaud, Inc.	21,570	716,771
Cerner Corp.*	3,000	228,480
Check Point Software Technologies Ltd.(a)*	5,830	372,187
Citrix Systems, Inc.*	2,460	194,119
Concur Technologies, Inc.(a)*	8,950	513,551
Digi International, Inc.(a)*	38,015	417,785

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Software (Continued)
Ebix, Inc.(a)	39,684	$919,081
InnerWorkings, Inc.(a)*	60,252	701,936
Intuit, Inc.	7,980	479,837
Pegasystems, Inc.(a)	10,769	410,945
QLIK Technologies, Inc.*	30,443	974,176
Rosetta Stone, Inc.(a)*	27,655	285,400
Salesforce.com, Inc.*	6,250	965,688
SciQuest, Inc.(a)*	16,095	245,288
Ultimate Software Group, Inc.*	17,005	1,246,126
VeriFone Systems, Inc.*	5,200	269,724
Verint Systems, Inc.*	14,321	463,857
VMware, Inc., Class A*	4,850	544,994

		12,495,377

TOTAL TECHNOLOGY (cost $20,810,019)		27,990,697

UTILITIES — 4.0%
Electric — 3.0%
American Electric Power Co., Inc.	14,600	563,268
Avista Corp.	15,900	406,722
Cleco Corp.	7,950	315,217
CMS Energy Corp.	47,475	1,044,450
Empire District Electric Co.	16,748	340,822
Entergy Corp.	10,400	698,880
FirstEnergy Corp.	5,925	270,121
Hawaiian Electric Industries, Inc.	19,377	491,207
Portland General Electric Co.	76,208	1,903,676
PPL Corp.	39,450	1,114,857
Public Service Enterprise Group, Inc.	20,300	621,383
TECO Energy, Inc.	9,800	171,990
UIL Holdings Corp.	18,310	636,456

		8,579,049

Gas — 0.8%
Atmos Energy Corp.	31,434	988,914
NiSource, Inc.	41,375	1,007,481
UGI Corp.	13,100	356,975

		2,353,370

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
UTILITIES (Continued)
Water — 0.2%
American Water Works Co., Inc.	14,975	$509,599

		509,599

TOTAL UTILITIES (cost $10,478,455)		11,442,018

TOTAL COMMON STOCK (cost $225,002,876)		265,794,956

INVESTMENT FUNDS — 19.1%
Cash Collateral Pool — 14.4%
ABA Members Collateral Fund(c)	41,412,522	40,799,301

Collective Investment Funds — 4.7%
SSgA S&P MidCap Index Non-Lending Series Fund, Class A	356,583	13,441,394

TOTAL INVESTMENT FUNDS (cost $53,946,207)		54,240,695

	Units	Value
SHORT-TERM INVESTMENTS — 2.9%
Affiliated Funds — 2.9%
Northern Trust Global Investments- Collective Short-Term Investment Fund(d)	8,387,069	$8,387,069

TOTAL SHORT-TERM INVESTMENTS (cost $8,387,069)		8,387,069

TOTAL INVESTMENTS — 115.4% (cost $ 287,336,152)		328,422,720
Liabilities Less Other Assets - (15.4)%		(43,719,625)

NET ASSETS—100.0%		$284,703,095

(a)	All or a portion of security is on loan.
(b)	Security is exempt from registration under rule 144A of the securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors.
(c)	Represents security purchased with cash collateral received for securities on loan.
(d)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR - American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited		December 31, 2011
Assets
Investments, at value (cost $132,726,571 and $135,743,316, respectively)	$140,372,459	(a)	$130,246,755	(b)
Investments in collective investment funds, at value (cost $12,188,406 and $12,799,577, respectively)	12,404,847		12,443,938
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short Term Investment Fund (cost $4,194,783 and $4,059,329 and units of 4,194,783 and 4,059,329, respectively)	4,194,783		4,059,329
Foreign currency, at value (cost $633,751 and $252,967, respectively)	633,931		252,216
Receivable for investments sold	767,330		550,909
Receivable for fund units sold	9,633		190,244
Interest and dividends receivable	581,728		219,848
Tax reclaims receivable	347,619		316,123
Other assets	4,355		5,782

Total assets	159,316,685		148,285,144

Liabilities
Payable for cash collateral received on securities loaned	5,426,440		5,118,463
Payable for investments purchased	723,209		1,909,294
Payable for fund units redeemed	608,140		—
Investment advisory fee payable	64,927		59,455
ING—program fee payable	66,958		62,863
Trustee, management and administration fees payable	11,621		11,128
ABA Retirement Funds—program fee payable	9,572		9,020
Other accruals	51,587		62,740

Total liabilities	6,962,454		7,232,963

Net Assets (equivalent to $26.98 and $24.41 per unit based on 5,647,453 and 5,779,527 units outstanding, respectively)	$152,354,231		$141,052,181

(a)	Includes securities on loan with a value of $5,201,316 (See Note 5).
(b)	Includes securities on loan with a value of $4,876,357.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income
Dividends (net of foreign tax expense of $41,495 and $76,239, respectively)	$992,387	$907,817
Interest—affiliated issuers	1,983	1,984
Securities lending income	10,237	9,974

Total investment income	1,004,607	919,775

Expenses
ING—program fee	188,151	227,534
Trustee, management and administration fees	32,975	38,436
Investment advisory fee	183,426	208,932
ABA Retirement Funds—program fee	26,907	31,418
Legal and audit fees	10,397	13,731
Compliance consultant fees	6,189	7,212
Reports to unitholders	743	1,158
Registration fees	7,228	9,577
Other fees	2,331	1,970

Total expenses	458,347	539,968

Less: Expense reimbursement	(5,949)	—

Net expenses	452,398	539,968

Net investment income (loss)	552,209	379,807

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	543,871	4,454,092
Foreign currency transactions	6,841	31,117

Net realized gain (loss)	550,712	4,485,209

Change in net unrealized appreciation (depreciation) on:
Investments	13,714,529	661,147
Foreign currency transactions	6,039	(29,634)

Change in net unrealized appreciation (depreciation)	13,720,568	631,513

Net realized and unrealized gain (loss)	14,271,280	5,116,722

Net increase (decrease) in net assets resulting from operations	$14,823,489	$5,496,529

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$552,209
Net realized gain (loss) from investments and foreign currency transactions	550,712
Change in net unrealized appreciation (depreciation)	13,720,568

Net increase (decrease) in net assets resulting from operations	14,823,489

From unitholder transactions
Proceeds from units issued	5,937,547
Cost of units redeemed	(9,458,986)

Net increase (decrease) in net assets from unitholder transactions	(3,521,439)

Net increase (decrease) in net assets	11,302,050
Net Assets
Beginning of period	141,052,181

End of period	$152,354,231

Number of units
Outstanding-beginning of period	5,779,527
Issued	226,705
Redeemed	(358,779)

Outstanding-end of period	5,647,453

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$0.18	$0.15
Expenses†,††	(0.08)	(0.09)

Net investment income (loss)	0.10	0.06
Net realized and unrealized gain (loss)	2.47	0.82

Net increase (decrease) in unit value	2.57	0.88
Net asset value at beginning of period	24.41	27.30

Net asset value at end of period	$26.98	$28.18

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.21%	1.26%
Ratio of net investment income (loss) to average net assets*	1.48%	0.89%
Portfolio turnover**,†††	12%	12%
Total return**	10.53%	3.22%
Net assets at end of period (in thousands)	$152,354	$175,188

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK — 91.3%
Australia — 2.5%
Bank of Queensland Ltd.	23,500	$177,213
Goodman Fielder Ltd.	206,399	147,632
GrainCorp Ltd.	12,500	117,161
Incitec Pivot Ltd.	182,992	597,130
Macquarie Group Ltd.	8,200	247,041
Metcash Ltd.	51,500	229,446
National Australia Bank Ltd.	15,800	402,653
Newcrest Mining Ltd.	11,639	358,037
OneSteel Ltd.	122,500	157,334
Pacific Brands Ltd.	191,000	120,932
QR National Ltd.	74,602	288,228
Rio Tinto Ltd.	3,000	203,316
Spotless Group Ltd.	104,500	254,707
St. Barbara Ltd.*	59,600	127,645
Telstra Corp. Ltd.	63,600	216,707
Westpac Banking Corp.	8,600	195,023

		3,840,205

Austria — 0.3%
OMV A.G.	8,100	287,892
Voestalpine A.G.	3,900	131,271

		419,163

Belgium — 2.1%
AGFA-Gevaert N.V.*	23,000	53,159
Anheuser-Busch InBev N.V.	36,311	2,645,937
Anheuser-Busch InBev N.V. ADR(a)	3,500	254,520
Delhaize Group S.A.	3,900	205,033
KBC Groep N.V.	4,400	110,180

		3,268,829

Brazil — 1.3%
Banco Bradesco S.A.	16,680	248,082
Tractebel Energia S.A.	50,800	904,435
Weg S.A.	80,300	883,302

		2,035,819

Canada — 2.0%
Agrium, Inc.	11,655	1,006,642
Canadian Natural Resources Ltd.	6,470	214,435
Canadian Pacific Railway Ltd.	1,400	106,330
Cenovus Energy, Inc.	4,900	176,351
Encana Corp.	15,810	310,495
Kinross Gold Corp.	34,040	332,722
Lundin Mining Corp.*	74,690	334,701
Suncor Energy, Inc.	6,200	202,740
Talisman Energy, Inc.	20,730	260,606

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
Canada (Continued)
Yamana Gold, Inc.	9,870	$154,169

		3,099,191

China — 0.6%
China Telecom Corp. Ltd., Class H	1,570,000	864,371

Denmark — 0.2%
Novo Nordisk A/S, Class B	1,600	221,910
Pandora A/S	13,500	156,688

		378,598

Finland — 0.4%
Huhtamaki OYJ	16,900	245,585
Nokia OYJ(a)	72,700	397,846

		643,431

France — 5.3%
Air Liquide S.A.	2,642	352,321
Alstom S.A.	8,170	318,560
AXA S.A.	14,600	242,271
BNP Paribas S.A.	5,400	256,506
Bouygues S.A.	2,961	90,598
Carrefour S.A.	17,880	428,388
Ciments Francais S.A.	1,500	107,451
Credit Agricole S.A.	23,900	148,687
France Telecom S.A.	9,500	140,927
L’Oreal S.A.	3,540	436,590
Safran S.A.	9,307	341,827
Sanofi	24,448	1,895,424
Schneider Electric S.A.	5,545	362,055
SCOR S.E.	7,700	207,957
Societe Generale S.A.	3,035	88,751
Societe Television Francaise 1	4,200	51,442
Technip S.A.	3,398	400,980
Total S.A.	31,790	1,620,404
Valeo SA	4,300	225,325
Vivendi S.A.	19,700	362,080

		8,078,544

Germany — 6.0%
Adidas A.G.	8,985	701,486
Allianz S.E. (Registered)	11,930	1,425,753
BASF S.E.	12,000	1,050,796
Bayerische Motoren Werke A.G.	6,900	620,460
Daimler A.G. (Registered)(a)	6,372	384,166
Deutsche Bank A.G. (Registered)	5,800	288,541
E.ON A.G.	27,340	654,853
Fresenius Medical Care A.G. & Co. KGaA	4,112	291,263
Hannover Rueckversicherung A.G. (Registered)	3,300	196,139

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
Germany (Continued)
Henkel A.G. & Co. KGaA	5,500	$343,140
Merck KGaA	1,800	199,206
Metro A.G.(a)	5,700	220,444
Muenchener Rueckversicherungs A.G. (Registered)	1,800	271,641
RWE A.G.	4,200	200,555
SAP A.G.(a)	2,600	181,565
Siemens A.G. (Registered)	6,320	637,903
Siemens A.G. ADR	3,200	322,688
Symrise A.G.(a)	17,370	502,473
ThyssenKrupp A.G.(a)	5,000	124,465
Volkswagen A.G.	2,800	451,486

		9,069,023

Greece — 0.6%
Coca Cola Hellenic Bottling Co. S.A.*	38,707	742,129
Public Power Corp. S.A.	14,200	63,598
Titan Cement Co. S.A.	5,700	105,308

		911,035

Hong Kong — 3.3%
AIA Group Ltd.	402,000	1,472,115
BOC Hong Kong Holdings Ltd.	88,000	243,498
Cheung Kong Holdings Ltd.	27,891	360,049
Citic Pacific Ltd.	79,000	132,999
Henderson Land Development Co. Ltd.	11,000	60,414
Hong Kong & China Gas Co. Ltd.	550,300	1,409,878
Johnson Electric Holdings Ltd.	294,500	183,130
Kingboard Chemical Holdings Ltd.	45,500	158,381
Power Assets Holdings Ltd.	45,000	330,267
Singamas Container Holdings Ltd.	568,000	168,117
SJM Holdings Ltd.	143,000	290,747
Yue Yuen Industrial Holdings Ltd.	56,500	199,128

		5,008,723

Indonesia — 0.7%
Telekomunikasi Indonesia Tbk PT	692,500	528,510
Telekomunikasi Indonesia Tbk PT ADR(a)	15,587	473,221

		1,001,731

Ireland — 1.1%
Covidien PLC	14,940	816,919
CRH PLC	6,431	131,551
DCC PLC	3,300	81,728
Kerry Group PLC, Class A*	6,069	280,714
Shire PLC ADR(a)	1,200	113,700
WPP PLC	23,920	326,958

		1,751,570

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
Israel — 0.5%
Bank Hapoalim BM	67,600	$250,196
Check Point Software Technologies Ltd.(a)*	5,400	344,736
Israel Discount Bank Ltd., Class A*	99,840	133,276

		728,208

Italy — 0.8%
Enel S.p.A.	134,900	487,690
ENI S.p.A.	20,500	480,339
Finmeccanica S.p.A.(a)	20,300	109,854
Telecom Italia S.p.A.	161,800	192,263

		1,270,146

Japan — 14.7%
Amada Co. Ltd.	50,446	341,518
Aozora Bank Ltd.	30,000	87,373
Astellas Pharma, Inc.	6,900	285,113
Bank of Yokohama Ltd.	208,230	1,047,893
Canon, Inc.	14,346	684,106
COMSYS Holdings Corp.	23,600	256,048
Denso Corp.	7,500	253,521
FANUC Corp.	1,600	287,573
Fuji Seal International, Inc.	11,500	219,042
FUJIFILM Holdings Corp.	11,000	260,779
Geo Holdings Corp.(a)	200	236,774
Heiwa Corp.	7,200	144,723
Hitachi Ltd. ADR	9,400	608,086
Honda Motor Co. Ltd.	9,100	349,808
Ibiden Co. Ltd.	8,900	230,884
Inpex Corp.	128	869,279
Itochu Techno-Solutions Corp.	3,100	138,810
JFE Shoji Holdings, Inc.	65,000	339,262
J-Oil Mills, Inc.	51,000	146,872
Kaken Pharmaceutical Co. Ltd.	19,000	240,149
Kaneka Corp.	29,000	175,950
KDDI Corp.	70	455,492
Keihin Corp.(a)	6,000	112,138
Keiyo Bank Ltd.	31,000	149,073
Kissei Pharmaceutical Co. Ltd.	6,500	127,654
Lawson, Inc.	4,600	290,062
Marubeni Corp.	44,000	318,926
Matsumotokiyoshi Holdings Co. Ltd.	8,900	193,671
Miraca Holdings, Inc.	3,600	141,294
Mitsubishi Corp.	31,423	732,619
Mitsubishi UFJ Financial Group, Inc.	81,300	408,809
Mitsui & Co. Ltd.	46,000	757,125
Mitsui Fudosan Co. Ltd.	20,000	387,412
Mizuho Financial Group, Inc.	98,200	161,350

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Morinaga Milk Industry Co. Ltd.	40,000	$157,215
MS&AD Insurance Group Holdings	21,961	455,401
Nihon Kohden Corp.	8,700	234,213
Nintendo Co. Ltd.	3,281	497,004
Nippon Electric Glass Co. Ltd.	14,000	123,086
Nippon Flour Mills Co. Ltd.	49,000	225,343
Nippon Telegraph & Telephone Corp.	15,000	682,574
Nishi-Nippon City Bank Ltd.	76,000	216,143
Nissan Motor Co. Ltd.	49,000	525,197
Nissan Shatai Co. Ltd.	19,000	198,862
NKSJ Holdings, Inc.	23,805	538,156
NS Solutions Corp.	6,800	131,666
NTT DoCoMo, Inc.	414	690,040
ORIX Corp.	4,090	394,961
Osaka Gas Co. Ltd.	58,000	233,258
Otsuka Holdings Co. Ltd.*	1,200	35,595
Rohto Pharmaceutical Co. Ltd.	1,000	12,481
Sankyu, Inc.	46,000	181,398
Sapporo Hokuyo Holdings, Inc.	49,500	183,765
Secom Co. Ltd.	9,233	454,288
Sega Sammy Holdings, Inc.	8,500	179,029
Sekisui House Ltd.	32,000	315,837
Showa Shell Sekiyu K.K.	12,000	77,047
SMC Corp.	2,589	416,154
Sony Corp.	15,800	328,701
Sugi Holdings Co. Ltd.(a)	7,868	241,252
Sumitomo Corp.	24,700	360,578
Sumitomo Metal Mining Co. Ltd.	29,353	416,703
Sumitomo Mitsui Trust Holdings, Inc.	213,454	688,316
Suzuki Motor Corp.	49,205	1,186,972
THK Co. Ltd.	14,783	304,038
Toagosei Co. Ltd.	53,000	244,740

		22,369,201

Malaysia — 1.2%
Axiata Group Bhd.	1,038,900	1,758,712

Mexico — 0.8%
Grupo Televisa S.A.B. ADR	58,264	1,228,205

Netherlands — 3.8%
Gemalto N.V.(a)	6,004	396,130
Heineken N.V.	23,236	1,291,155
ING Groep N.V. - CVA*	67,819	565,566
Koninklijke Ahold N.V.	29,700	411,469
Koninklijke KPN N.V.	27,100	297,959
Mediq N.V.*	10,700	168,341

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
Netherlands (Continued)
Nutreco N.V.	2,000	$143,814
Royal Dutch Shell PLC ADR	6,300	441,819
Royal Dutch Shell PLC, Class B	48,010	1,691,407
TNT Express N.V.	8,700	107,583
Ziggo Bond Co. B.V.*	7,306	227,915

		5,743,158

Norway — 0.7%
DnB ASA	41,300	530,398
Norsk Hydro ASA	108,030	588,431

		1,118,829

Papua N.Guinea — 0.3%
Oil Search Ltd.	56,902	410,995

Philippines — 0.6%
Philippine Long Distance Telephone Co.	2,320	145,782
Philippine Long Distance Telephone Co. ADR	12,861	799,826

		945,608

Poland — 0.9%
Telekomunikacja Polska S.A.	258,230	1,419,497

Singapore — 2.2%
DBS Group Holdings Ltd.	110,251	1,243,035
Golden Agri-Resources Ltd.(a)	546,470	341,122
Keppel Corp. Ltd.	102,500	895,712
Oversea-Chinese Banking Corp. Ltd.	50,000	354,635
SembCorp Industries Ltd.	35,500	149,450
Starhill Global REIT	210,000	106,901
United Overseas Bank Ltd.	13,000	190,074

		3,280,929

South Africa — 4.4%
AngloGold Ashanti Ltd.	19,173	706,402
Aspen Pharmacare Holdings Ltd.*	39,316	607,824
MTN Group Ltd.	35,104	618,293
Shoprite Holdings Ltd.	48,817	873,552
Standard Bank Group Ltd.	107,956	1,567,802
Tiger Brands Ltd.	65,082	2,287,087

		6,660,960

South Korea — 2.4%
E-Mart Co. Ltd.	1,772	389,863
LG Electronics, Inc.	4,796	350,836
NHN Corp.	2,980	684,138
Samsung Electronics Co. Ltd.	577	649,794
Samsung Fire & Marine Insurance Co. Ltd.*	8,666	1,641,399

		3,716,030

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
Spain — 1.1%
Banco Bilbao Vizcaya Argentaria S.A.	16,400	$130,382
Banco Bilbao Vizcaya Argentaria S.A. ADR(a)	12,200	97,478
Banco Santander S.A.	80,326	617,531
Repsol YPF S.A.	17,500	439,650
Telefonica S.A.	19,400	318,254

		1,603,295

Sweden — 1.5%
Atlas Copco AB, Class A(a)	13,647	330,050
Atlas Copco AB, Class B	11,100	239,101
Billerud AB	16,000	148,217
Boliden AB	17,100	269,100
Saab AB, Class B	11,000	205,460
Telefonaktiebolaget LM Ericsson, Class B(a)	53,940	557,845
Trelleborg AB, Class B	31,000	323,518
Volvo AB, Class B	18,200	264,995

		2,338,286

Switzerland — 8.7%
ABB Ltd. (Registered)*	20,681	424,858
Baloise Holding A.G. (Registered)	3,300	265,900
BKW S.A.*	400	14,366
Cie Financiere Richemont S.A., Class A (Bearer)	5,197	326,317
Clariant A.G. (Registered)*	14,600	201,628
Credit Suisse Group A.G. (Registered)	10,800	307,698
Foster Wheeler A.G.*	20,902	475,730
Georg Fischer A.G. (Registered)*	500	229,131
Holcim Ltd. (Registered)*	23,766	1,551,601
Nestle S.A. (Registered)	37,971	2,389,747
Noble Corp.(a)*	13,060	489,358
Novartis A.G. (Registered)	44,580	2,469,091
Petroplus Holdings A.G.(a)*	12,100	2,813
Roche Holding A.G. (Genusschein)	5,950	1,035,957
Roche Holding A.G. ADR	5,420	236,529
Swiss Life Holding A.G. (Registered)*	1,400	166,615
Swiss Re A.G.*	7,700	492,527
Syngenta A.G. (Registered)*	1,164	400,841
UBS A.G. (Registered)*	20,770	291,274
Valora Holding A.G. (Registered)	1,000	229,272
Xstrata PLC	28,481	487,743
Zurich Financial Services A.G.*	3,100	833,523

		13,322,519

Taiwan — 2.3%
AU Optronics Corp.	163,000	75,404
Chunghwa Telecom Co. Ltd.	114,200	351,534
Delta Electronics, Inc.	203,000	595,132

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
Taiwan (Continued)
Quanta Computer, Inc.	156,000	$408,374
Taiwan Semiconductor Manufacturing Co. Ltd.	586,000	1,685,813
Uni-President Enterprises Corp.	315,232	436,397

		3,552,654

Thailand — 0.7%
Kasikornbank PCL (Registered)	162,000	820,660
Siam Commercial Bank PCL (Registered)	43,900	204,160

		1,024,820

Turkey — 0.3%
Akbank T.A.S.	107,870	424,021

United Kingdom — 16.1%
Afren PLC*	150,000	320,475
Anglo American PLC	24,653	920,734
Anglo American PLC ADR(a)	16,200	304,722
AstraZeneca PLC	12,800	569,216
AstraZeneca PLC ADR	7,000	311,430
Aviva PLC	27,600	146,389
BAE Systems PLC	131,600	630,849
Barclays PLC	134,501	507,951
BG Group PLC	22,637	525,138
BHP Billiton PLC ADR(a)	7,500	460,350
BP PLC	69,100	516,097
BP PLC ADR	11,130	500,850
British American Tobacco PLC	30,545	1,542,512
British Sky Broadcasting Group PLC	30,187	326,227
BT Group PLC	401,200	1,450,860
Cable & Wireless Communications PLC	318,700	164,512
Carnival PLC	6,500	207,846
Centrica PLC	68,772	348,453
Cookson Group PLC	17,600	194,930
Debenhams PLC	134,100	173,187
Diageo PLC	45,470	1,094,849
Drax Group PLC	17,400	151,710
Firstgroup PLC	42,200	160,364
GlaxoSmithKline PLC	74,002	1,652,456
Home Retail Group PLC	78,000	142,095
HSBC Holdings PLC	105,049	932,437
Inmarsat PLC	31,182	229,537
Intercontinental Hotels Group PLC	10,900	253,042
Johnson Matthey PLC	8,206	309,737
Kazakhmys PLC	6,400	93,180
Kingfisher PLC	50,000	245,162
Legal & General Group PLC	154,100	322,334
Logica PLC	113,000	179,845

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Man Group PLC	38,081	$82,300
Marks & Spencer Group PLC	54,000	327,176
Morgan Crucible Co. PLC	27,400	141,019
National Grid PLC	21,000	211,884
Next PLC	2,900	138,242
Old Mutual PLC	99,500	252,507
Pearson PLC	15,387	287,458
Persimmon PLC	26,919	276,394
Petrofac Ltd.	8,253	230,084
Prudential PLC	32,253	385,826
Rio Tinto PLC	5,279	292,617
SABMiller PLC	30,218	1,212,637
Serco Group PLC	41,574	360,576
Standard Chartered PLC	12,952	322,968
Thomas Cook Group PLC	66,400	23,872
Trinity Mirror PLC*	75,700	45,401
Unilever PLC ADR(a)	13,000	429,650
Vodafone Group PLC	126,300	348,723
Vodafone Group PLC ADR	48,560	1,343,655
WH Smith PLC	29,500	257,388
Willis Group Holdings PLC	29,730	1,039,955
WM Morrison Supermarkets PLC	88,000	419,347
WS Atkins PLC	16,000	187,812

		24,506,967

United States — 0.9%
Bunge Ltd.	7,170	490,715
Philip Morris International, Inc.	6,280	556,471
Schlumberger Ltd.	3,970	277,622

		1,324,808

TOTAL COMMON STOCK (cost $131,765,407)		139,118,081

PREFERRED STOCK — 0.8%
Germany — 0.8%
Henkel A.G. & Co. KGaA	11,492	842,022
ProSiebenSat.1 Media A.G.	16,045	412,356

		1,254,378

TOTAL PREFERRED STOCK (cost $961,164)		1,254,378

Total (cost $132,726,571)		140,372,459

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
INVESTMENT FUNDS — 8.1%
Collective Investment Funds — 3.5%
ABA Members Collateral Fund(b)	5,426,440	$5,346,087

Collective Investment Funds — 4.6%
iShares MSCI Emerging Markets Index(c)	545,289	7,058,760

TOTAL INVESTMENT FUNDS (cost $12,188,406)		12,404,847

	Units	Value
SHORT-TERM INVESTMENTS — 2.8%
Affiliated Funds — 2.8%
Northern Trust Global Investments - Collective Short-Term Investment Fund(d)	4,194,783	$4,194,783

TOTAL SHORT-TERM INVESTMENTS (cost $4,194,783)		4,194,783

TOTAL INVESTMENTS— 103.0% (cost $149,109,760)		156,972,089
Liabilities Less Other Assets - (3.0)%		(4,617,858)

NET ASSETS—100.0%		$152,354,231

(a)	All or a portion of security is on loan.
(b)	Represents security purchased with cash collateral received for securities on loan.
(c)	This fund is a regulated investment company (RIC).
(d)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern

Trust Company.

*	Non-income producing security.

ADR - American Depositary Receipt

CVA - Certificaten Van Aandelen

MSCI - Morgan Stanley Capital International

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Fund

Statement of Assets and Liabilities

March 31, 2012 Unaudited
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
International All Cap Equity Fund (cost $302,749 and units of 11,831)	$319,188
Large Cap Equity Fund (cost $185,548 and units of 11,635)	186,748
Small Mid Cap Equity Fund (cost $25,673 and units of 1,476)	26,505
Receivable for fund units sold	1,739

Total assets	534,180

Net Assets (equivalent to $16.40 per unit based on 32,572 units outstanding)	$534,180

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Fund

Statement of Operations

Unaudited

For the period January 17, 2012(a) to March 31, 2012
Investment income	$—

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
International All Cap Equity Fund	543
Large Cap Equity Fund	348
Small-Mid Cap Equity Fund	46

Net realized gain (loss)	937

Change in net unrealized appreciation (depreciation) on:
Investments	18,471

Change in net unrealized appreciation (depreciation)	18,471

Net realized and unrealized gain (loss)	19,408

Net increase (decrease) in net assets resulting from operations	$19,408

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Fund

Statement of Changes in Net Assets

Unaudited

000000000000000
For the period January 17, 2012(a) to March 31, 2012
From operations
Net realized gain (loss)	$937
Change in net unrealized appreciation (depreciation)	18,471

Net increase (decrease) in net assets resulting from operations	19,408

From unitholder transactions
Proceeds from units issued	538,471
Cost of units redeemed	(23,699)

Net increase (decrease) in net assets from unitholder transactions	514,772

Net increase (decrease) in net assets	534,180
Net Assets
Beginning of period	—

End of period	$534,180

Number of units
Outstanding-beginning of period	—
Issued	34,060
Redeemed	(1,488)

Outstanding-end of period	32,572

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

000000000000000
For the period January 17, 2012(a) to March 31, 2012
Net investment income (loss)	$—
Net realized and unrealized gain (loss)	1.40

Net increase (decrease) in unit value	1.40
Net asset value at beginning of period	15.00

Net asset value at end of period	$16.40

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,†	0.00%
Ratio of net investment income (loss) to average net assets(b)*	0.00%
Portfolio turnover(c)**	6%
Total return**	9.33%
Net assets at end of period (in thousands)	$534

(a)	Commencement of operations.
(b)	Does not reflect net investment income from the portion of the Fund invested in the International All Cap Equity

Fund, Large Cap Equity Fund, and Small-Mid Cap Equity Fund which retain all net investment income and make no distributions.

(c)	With respect to the portion of the Fund’s assets invested in International All Cap Equity Fund, Large Cap Equity

Fund and Small-Mid Cap Equity Fund, portfolio turnover reflects purchases and sales of the International All Cap

Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund.

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds, including International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid

Cap Equity Fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
INVESTMENT FUNDS — 99.7%
Collective Investment Funds — 99.7%
International All Cap Equity Fund	11,831	$319,188
Large Cap Equity Fund	11,635	186,748
Small-Mid Cap Equity Fund	1,476	26,505

TOTAL INVESTMENT FUNDS (cost $513,970)		532,441

TOTAL INVESTMENTS — 99.7% (cost $ 513,970)		532,441
Other Assets Less Liabilities - 0.3%		1,739

NET ASSETS—100.0%		$534,180

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $81,976,408 and $75,820,526 and units of 7,311,582 and 6,843,396, respectively)	$88,367,774	$82,462,925
Receivable for fund units sold	72,711	140,514
Other assets	2,573	2,990

Total assets	88,443,058	82,606,429

Liabilities
Payable for investments purchased	72,711	140,514
Investment advisory fee payable	8,068	7,817
ING—program fee payable	37,863	34,119
Trustee, management and administration fees payable	6,696	6,032
ABA Retirement Funds—program fee payable	5,412	4,895
Payable for legal and audit services	5,799	10,283
Payable for compliance consultant fees	6,339	—	(a)
Other accruals	13,264	16,375

Total liabilities	156,152	220,035

Net Assets (equivalent to $13.19 and $13.18 per unit based on 6,691,559 and 6,251,267 units outstanding, respectively)	$88,286,906	$82,386,394

(a)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income	$—	$—

Expenses
ING—program fee	108,698	73,874
Trustee, management and administration fees	19,153	12,477
Investment advisory fee	8,172	6,071
ABA Retirement Funds—program fee	15,545	10,199
Legal and audit fees	6,009	4,483
Compliance consultant fees	3,577	2,354
Reports to unitholders	429	378
Registration fees	4,177	3,127
Other fees	863	564

Total expenses	166,623	113,527

Less: Expense reimbursement	(3,438)	—

Net expenses	163,185	113,527

Net investment income (loss)	(163,185)	(113,527)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	487,478	170,364

Net realized gain (loss)	487,478	170,364

Change in net unrealized appreciation (depreciation) on:
Investments	(251,033)	89,868

Change in net unrealized appreciation (depreciation)	(251,033)	89,868

Net realized and unrealized gain (loss)	236,445	260,232

Net increase (decrease) in net assets resulting from operations	$73,260	$146,705

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(163,185)
Net realized gain (loss)	487,478
Change in net unrealized appreciation (depreciation)	(251,033)

Net increase (decrease) in net assets resulting from operations	73,260

From unitholder transactions
Proceeds from units issued	14,629,432
Cost of units redeemed	(8,802,180)

Net increase (decrease) in net assets from unitholder transactions	5,827,252

Net increase (decrease) in net assets	5,900,512
Net Assets
Beginning of period	82,386,394

End of period	$88,286,906

Number of units
Outstanding-beginning of period	6,251,267
Issued	1,106,669
Redeemed	(666,377)

Outstanding-end of period	6,691,559

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$—	$—
Expenses†,††	(0.02)	(0.02)

Net investment income (loss)	(0.02)	(0.02)
Net realized and unrealized gain (loss)	0.03	0.05

Net increase (decrease) in unit value	0.01	0.03
Net asset value at beginning of period	13.18	12.32

Net asset value at end of period	$13.19	$12.35

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.76%	0.81%
Ratio of net investment income (loss) to average net assets*	(0.76)%	(0.81)%
Portfolio turnover**,†††	4%	4%
Total return**	0.08%	0.24%
Net assets at end of period (in thousands)	$88,287	$57,160

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods March 31, 2012 and 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Schedule of Investments

March 31, 2012

Unaudited

	000000000000	000000000000
	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	7,311,582	$88,367,774

TOTAL INVESTMENT FUNDS (cost $81,976,408)		88,367,774

TOTAL INVESTMENTS — 100.1% (cost $ 81,976,408)		88,367,774
Liabilities Less Other Assets - (0.1)%		(80,868)

NET ASSETS—100.0%		$88,286,906

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $71,657,465 and $62,136,017 and units of 3,540,947 and 3,145,677, respectively)	$86,222,058	$68,037,847
Receivable for fund units sold	47,238	88,462
Other assets	2,402	2,501

Total assets	86,271,698	68,128,810

Liabilities
Due to custodian	—	8
Payable for investments purchased	47,238	88,462
Investment advisory fee payable	3,649	2,772
ING—program fee payable	37,718	28,240
Trustee, management and administration fees payable	6,153	5,003
ABA Retirement Funds—program fee payable	5,393	4,052
Payable for legal and audit services	5,286	9,252
Payable for compliance consultant fees	5,758	4,751
Payable for reports to unitholders	1,054	—	(a)
Other Accruals	11,323	10,838

Total liabilities	123,572	153,378

Net Assets (equivalent to $20.39 and $18.14 per unit based on 4,225,513 and 3,747,123 units outstanding, respectively)	$86,148,126	$67,975,432

(a)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income
Interest	$8	$—

Total investment income	8	—

Expenses
ING—program fee	98,217	75,635
Trustee, management and administration fees	16,803	12,778
Investment advisory fee	4,222	2,945
ABA Retirement Funds—program fee	14,046	10,445
Legal and audit fees	5,456	4,650
Compliance consultant fees	3,248	2,442
Reports to unitholders	390	392
Registration fees	3,794	3,243
Other fees	779	588

Total expenses	146,955	113,118

Less: Expense reimbursement	(3,093)	—

Net expenses	143,862	113,118

Net investment income (loss)	(143,854)	(113,118)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	486,264	427,939

Net realized gain (loss)	486,264	427,939

Change in net unrealized appreciation (depreciation) on:
Investments	8,662,763	2,930,555

Change in net unrealized appreciation (depreciation)	8,662,763	2,930,555

Net realized and unrealized gain (loss)	9,149,027	3,358,494

Net increase (decrease) in net assets resulting from operations	$9,005,173	$3,245,376

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(143,854)
Net realized gain (loss)	486,264
Change in net unrealized appreciation (depreciation)	8,662,763

Net increase (decrease) in net assets resulting from operations	9,005,173

From unitholder transactions
Proceeds from units issued	15,021,589
Cost of units redeemed	(5,854,068)

Net increase (decrease) in net assets from unitholder transactions	9,167,521

Net increase (decrease) in net assets	18,172,694
Net Assets
Beginning of period	67,975,432

End of period	$86,148,126

Number of units
Outstanding-beginning of period	3,747,123
Issued	777,391
Redeemed	(299,001)

Outstanding-end of period	4,225,513

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$— (a)	$—
Expenses†,††	(0.04)	(0.04)

Net investment income (loss)	(0.04)	(0.04)
Net realized and unrealized gain (loss)	2.29	1.07

Net increase (decrease) in unit value	2.25	1.03
Net asset value at beginning of period	18.14	17.90

Net asset value at end of period	$20.39	$18.93

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.73%	0.77%
Ratio of net investment income (loss) to average net assets*	(0.73)%	(0.77)%
Portfolio turnover**,†††	2%	3%
Total return**	12.40%	5.75%
Net assets at end of period (in thousands)	$86,148	$62,241

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.010% for the periods March 31, 2012 and 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA S&P 500® Index Non-Lending Series Fund, Class A	3,540,947	$86,222,058

TOTAL INVESTMENT FUNDS (cost $71,657,465)		86,222,058

TOTAL INVESTMENTS — 100.1%
(cost $ 71,657,465)		86,222,058
Liabilities Less Other Assets - (0.1)%		(73,932)

NET ASSETS—100.0%		$86,148,126

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $231,296,687 and $231,370,558 and units of 16,017,247 and 16,110,008, respectively)	$299,314,298	$266,749,521
Receivable for investments sold	475,551	498,107
Other assets	8,588	9,977

Total assets	299,798,437	267,257,605

Liabilities
Payable for fund units redeemed	475,551	498,107
Investment advisory fee payable	27,920	22,285
ING—program fee payable	129,167	116,047
Trustee, management and administration fees payable	22,093	20,537
ABA Retirement Funds—program fee payable	18,464	16,650
Payable for legal and audit services	19,428	39,130
Other accruals	74,120	68,958

Total liabilities	766,743	781,714

Net Assets (equivalent to $40.18 and $35.67 per unit based on 7,442,188 and 7,471,321 units outstanding, respectively)	$299,031,694	$266,475,891

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income	$—	$—

Expenses
ING—program fee	359,157	391,266
Trustee, management and administration fees	62,567	66,101
Investment advisory fee	32,501	30,359
ABA Retirement Funds—program fee	51,363	54,033
Legal and audit fees	19,899	23,819
Compliance consultant fees	11,845	12,510
Reports to unitholders	1,422	2,009
Registration fees	13,835	16,614
Other fees	2,843	2,997

Total expenses	555,432	599,708

Less: Expense reimbursement	(11,359)	—

Net expenses	544,073	599,708

Net investment income (loss)	(544,073)	(599,708)

Net realized and unrealized gain (loss)
Net realized gain on:
Investments	1,722,847	1,481,317

Net realized gain (loss)	1,722,847	1,481,317

Change in net unrealized appreciation (depreciation) on:
Investments	32,638,648	17,161,112

Change in net unrealized appreciation (depreciation)	32,638,648	17,161,112

Net realized and unrealized gain (loss)	34,361,495	18,642,429

Net increase in net assets resulting from operations	$33,817,422	$18,042,721

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(544,073)
Net realized gain (loss)	1,722,847
Change in net unrealized appreciation (depreciation)	32,638,648

Net increase (decrease) in net assets resulting from operations	33,817,422

From unitholder transactions
Proceeds from units issued	11,275,810
Cost of units redeemed	(12,537,429)

Net increase (decrease) in net assets from unitholder transactions	(1,261,619)

Net increase (decrease) in net assets	32,555,803
Net Assets
Beginning of period	266,475,891

End of period	$299,031,694

Number of units
Outstanding-beginning of period	7,471,321
Issued	295,016
Redeemed	(324,149)

Outstanding-end of period	7,442,188

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$—	$—
Expenses†,††	(0.07)	(0.07)

Net investment income (loss)	(0.07)	(0.07)
Net realized and unrealized gain (loss)	4.58	2.27

Net increase (decrease) in unit value	4.51	2.20
Net asset value at beginning of period	35.67	35.54

Net asset value at end of period	$40.18	$37.74

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.76%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.76)%	(0.80)%
Portfolio turnover**,†††	2%	1%
Total return**	12.64%	6.19%
Net assets at end of period (in thousands)	$299,032	$308,591

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods March 31, 2012 and 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Russell All Cap®Index Non-Lending Series Fund, Class A	16,017,247	$299,314,298

TOTAL INVESTMENT FUNDS (cost $231,296,687)		299,314,298

TOTAL INVESTMENTS — 100.1%
(cost $ 231,296,687)		299,314,298
Liabilities Less Other Assets - (0.1)%		(282,604)

NET ASSETS—100.0%		$299,031,694

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $60,882,609 and $54,827,517 and units of 1,903,646 and 1,742,515, respectively)	$71,757,939	$57,872,403
Receivable for investments sold	30,156	—
Receivable for fund units sold	—	48,894
Other assets	2,024	2,176

Total assets	71,790,119	57,923,473

Liabilities
Payable for investments purchased	—	48,894
Payable for fund units redeemed	30,156	—
Investment advisory fee payable	5,781	4,883
ING—program fee payable	31,964	24,784
Trustee, management and administration fees payable	5,194	4,375
ABA Retirement Funds—program fee payable	4,570	3,555
Payable for legal and audit services	4,498	—	(a)
Payable for compliance consultant fees	4,954	—	(b)
Payable for reports to unitholders	890	—	(c)
Other accruals	9,937	21,852

Total liabilities	97,944	108,343

Net Assets (equivalent to $27.27 and $24.07 per unit based on 2,629,040 and 2,402,100 units outstanding, respectively)	$71,692,175	$57,815,130

(a)	Payable for legal and audit services is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income	$—	$—

Expenses
ING—program fee	83,446	63,216
Trustee, management and administration fees	14,269	10,685
Investment advisory fee	6,654	5,270
ABA Retirement Funds—program fee	11,933	8,735
Legal and audit fees	4,631	3,946
Compliance consultant fees	2,757	2,073
Reports to unitholders	331	333
Registration fees	3,220	2,752
Other fees	661	500

Total expenses	127,902	97,510

Less: Expense reimbursement	(2,630)	—

Total expenses	125,272	97,510

Net investment income (loss)	(125,272)	(97,510)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	338,982	380,970

Net realized gain (loss)	338,982	380,970

Change in net unrealized appreciation (depreciation) on:
Investments	7,830,444	4,130,915

Change in net unrealized appreciation (depreciation)	7,830,444	4,130,915

Net realized and unrealized gain (loss)	8,169,426	4,511,885

Net increase (decrease) in net assets resulting from operations	$8,044,154	$4,414,375

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(125,272)
Net realized gain (loss)	338,982
Change in net unrealized appreciation (depreciation)	7,830,444

Net increase (decrease) in net assets resulting from operations	8,044,154

From unitholder transactions
Proceeds from units issued	10,286,711
Cost of units redeemed	(4,453,820)

Net increase (decrease) in net assets from unitholder transactions	5,832,891

Net increase (decrease) in net assets	13,877,045
Net Assets
Beginning of period	57,815,130

End of period	$71,692,175

Number of units
Outstanding-beginning of period	2,402,100
Issued	395,843
Redeemed	(168,903)

Outstanding-end of period	2,629,040

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$—	$—
Expenses†,††	(0.05)	(0.05)

Net investment income (loss)	(0.05)	(0.05)
Net realized and unrealized gain (loss)	3.25	2.31

Net increase (decrease) in unit value	3.20	2.26
Net asset value at beginning of period	24.07	24.69

Net asset value at end of period	$27.27	$26.95

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.75%	0.78%
Ratio of net investment income (loss) to average net assets*	(0.75)%	(0.78)%
Portfolio turnover**,†††	2%	3%
Total return**	13.29%	9.15%
Net assets at end of period (in thousands)	$71,692	$57,021

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods March 31, 2012 and 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA S&P MidCap® Index Non-Lending Series Fund, Class A	1,903,646	$71,757,939

TOTAL INVESTMENT FUNDS (cost $60,882,609)		71,757,939

TOTAL INVESTMENTS — 100.1%
(cost $ 60,882,609)		71,757,939
Liabilities Less Other Assets - (0.1)%		(65,764)

NET ASSETS—100.0%		$71,692,175

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Russell Small Cap® Index Non-Lending Series Fund Class A (cost $34,166,118 and $31,103,960 and units of 1,524,821 and 1,407,293, respectively)	$38,724,363	$31,792,166
Receivable for fund units sold	31,192	53,053
Other assets	1,092	1,197

Total assets	38,756,647	31,846,416

Liabilities
Due to custodian	—	53,053
Payable for investments purchased	31,192	—
Investment advisory fee payable	3,513	2,996
ING—program fee payable	17,000	13,374
Trustee, management and administration fees payable	2,808	2,374
ABA Retirement Funds—program fee payable	2,431	1,920
Payable for legal and audit services	2,430	4,697
Payable for compliance consultant fees	2,767	—	(a)
Other accruals	6,136	7,985

Total liabilities	68,277	86,399

Net Assets (equivalent to $27.72 and $24.70 per unit based on 1,395,747 and 1,285,785 units outstanding, respectively)	$38,688,370	$31,760,017

(a)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income	$—	$—

Expenses
ING—program fee	45,070	39,248
Trustee, management and administration fees	7,740	6,635
Investment advisory fee	3,655	3,288
ABA Retirement Funds—program fee	6,445	5,424
Legal and audit fees	2,502	2,450
Compliance consultant fees	1,489	1,287
Reports to unitholders	179	207
Registration fees	1,740	1,709
Other fees	357	309

Total expenses	69,177	60,557

Less: Expense reimbursement	(1,422)	—

Net expenses	67,755	60,557

Net investment income (loss)	(67,755)	(60,557)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	173,033	410,573

Net realized gain (loss)	173,033	410,573

Change in net unrealized appreciation (depreciation) on:
Investments	3,870,039	2,064,215

Change in net unrealized appreciation (depreciation)	3,870,039	2,064,215

Net realized and unrealized gain (loss)	4,043,072	2,474,788

Net increase (decrease) in net assets resulting from operations	$3,975,317	$2,414,231

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(67,755)
Net realized gain (loss)	173,033
Change in net unrealized appreciation (depreciation)	3,870,039

Net increase (decrease) in net assets resulting from operations	3,975,317

From unitholder transactions
Proceeds from units issued	5,286,710
Cost of units redeemed	(2,333,674)

Net increase (decrease) in net assets from unitholder transactions	2,953,036

Net increase (decrease) in net assets	6,928,353
Net Assets
Beginning of period	31,760,017

End of period	$38,688,370

Number of units
Outstanding-beginning of period	1,285,785
Issued	196,962
Redeemed	(87,000)

Outstanding-end of period	1,395,747

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$—	$—
Expenses†,††	(0.05)	(0.05)

Net investment income (loss)	(0.05)	(0.05)
Net realized and unrealized gain (loss)	3.07	2.06

Net increase (decrease) in unit value	3.02	2.01
Net asset value at beginning of period	24.70	25.98

Net asset value at end of period	$27.72	$27.99

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.75%	0.78%
Ratio of net investment income (loss) to average net assets*	(0.75%)	(0.78)%
Portfolio turnover**,†††	2%	5%
Total return**	12.23%	7.74%
Net assets at end of period (in thousands)	$38,688	$35,768

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods March 31, 2012 and 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Russell Small Cap® Index Non-Lending Series Fund, Class A	1,524,821	$38,724,363

TOTAL INVESTMENT FUNDS (cost $34,166,118)		38,724,363

TOTAL INVESTMENTS — 100.1%
(cost $ 34,166,118)		38,724,363
Liabilities Less Other Assets - (0.1)%		(35,993)

NET ASSETS—100.0%		$38,688,370

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited		December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $53,136,625 and $51,057,680 and units of 4,287,607 and 4,126,478, respectively)	$55,503,079		$48,040,457
Receivable for investments sold	31,960		—
Other assets	1,600		1,896

Total assets	55,536,639		48,042,353

Liabilities
Payable for fund units redeemed	31,960		—
Investment advisory fee payable	15,924		14,402
ING—program fee payable	24,928		21,189
Trustee, management and administration fees payable	4,232		3,744
ABA Retirement Funds—program fee payable	3,564		3,040
Payable for legal and audit services	3,602		7,147
Payable for compliance consultant fees	4,177		3,700
Payable for reports to unitholders	—	(a)	937
Other accruals	9,250		7,615

Total liabilities	97,637		61,774

Net Assets (equivalent to $27.52 and $24.80 per unit based on 2,014,519 and 1,934,800 units outstanding, respectively)	$55,439,002		$47,980,579

(a)	Payable for reports to unitholders is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income	$—	$—

Expenses
ING—program fee	66,925	59,977
Trustee, management and administration fees	11,620	10,129
Investment advisory fee	16,280	15,149
ABA Retirement Funds—program fee	9,571	8,281
Legal and audit fees	3,697	3,680
Compliance consultant fees	2,201	1,933
Reports to unitholders	264	310
Registration fees	2,570	2,566
Other fees	529	464

Total expenses	113,657	102,489

Less: Expense reimbursement	(2,108)	—

Net expenses	111,549	102,489

Net investment income (loss)	(111,549)	(102,489)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	83,086	107,539

Net realized gain (loss)	83,086	107,539

Change in net unrealized appreciation (depreciation) on:
Investments	5,383,677	1,452,361

Change in net unrealized appreciation (depreciation)	5,383,677	1,452,361

Net realized and unrealized gain (loss)	5,466,763	1,559,900

Net increase (decrease) in net assets resulting from operations	$5,355,214	$1,457,411

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(111,549)
Net realized gain (loss)	83,086
Change in net unrealized appreciation (depreciation)	5,383,677

Net increase (decrease) in net assets resulting from operations	5,355,214

From unitholder transactions
Proceeds from units issued	5,130,545
Cost of units redeemed	(3,027,336)

Net increase (decrease) in net assets from unitholder transactions	2,103,209

Net increase (decrease) in net assets	7,458,423
Net Assets
Beginning of period	47,980,579

End of period	$55,439,002

Number of units
Outstanding-beginning of period	1,934,800
Issued	192,561
Redeemed	(112,842)

Outstanding-end of period	2,014,519

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$—	$—
Expenses†,††	(0.06)	(0.06)

Net investment income (loss)	(0.06)	(0.06)
Net realized and unrealized gain (loss)	2.78	0.97

Net increase (decrease) in unit value	2.72	0.91
Net asset value at beginning of period	24.80	28.94

Net asset value at end of period	$27.52	$29.85

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.84%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.84)%	(0.89)%
Portfolio turnover**,†††	2%	2%
Total return**	10.97%	3.14%
Net assets at end of period (in thousands)	$55,439	$50,396

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.050% and .0520% for the periods March 31, 2012 and 2011, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	4,287,607	$55,503,079

TOTAL INVESTMENT FUNDS (cost $53,136,625)		55,503,079

TOTAL INVESTMENTS — 100.1%
(cost $ 53,136,625)		55,503,079
Liabilities Less Other Assets - (0.1)%		(64,077)

NET ASSETS—100.0%		$55,439,002

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $11,787,095 and $10,050,949 and units of 536,423 and 465,031, respectively)	$12,717,525	$10,934,737
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $6,774,815 and $5,881,168 and units of 736,852 and 635,799, respectively)	6,362,719	5,441,170
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $5,641,233 and $5,154,528 and units of 197,989 and 184,970, respectively)	6,442,947	5,439,402
Cash	—	24,095
Receivable for investments sold	271,364	471,321
Receivable for fund units sold	62,543	—
Other assets	716	838

Total assets	25,857,814	22,311,563

Liabilities
Payable for investments purchased	333,907	489,340
Payable for fund units redeemed	—	6,076
Investment advisory fee payable	4,642	4,005
ING—program fee payable	10,697	9,000
Trustee, management and administration fees payable	1,848	1,604
ABA Retirement Funds—program fee payable	1,529	1,292
Other accruals	7,180	7,651

Total liabilities	359,803	518,968

Net Assets (equivalent to $18.01 and $17.47 per unit based on 1,416,114 and 1,247,711 units outstanding, respectively)	$25,498,011	$21,792,595

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income	$—	$—

Expenses
ING—program fee	29,893	18,872
Trustee, management and administration fees	5,225	3,188
Investment advisory fee	4,790	2,863
ABA Retirement Funds—program fee	4,275	2,606
Legal and audit fees	1,658	1,167
Compliance consultant fees	987	613
Reports to unitholders	119	99
Registration fees	1,153	814
Other fees	237	151

Total expenses	48,337	30,373

Less: Expense reimbursement	(945)	—

Net expenses	47,392	30,373

Net investment income (loss)	(47,392)	(30,373)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	152,042	223,986

Net realized gain (loss)	152,042	223,986

Change in net unrealized appreciation (depreciation) on:
Investments	591,384	377,837

Change in net unrealized appreciation (depreciation)	591,384	377,837

Net realized and unrealized gain (loss)	743,426	601,823

Net increase (decrease) in net assets resulting from operations	$696,034	$571,450

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(47,392)
Net realized gain (loss)	152,042
Change in net unrealized appreciation (depreciation)	591,384

Net increase (decrease) in net assets resulting from operations	696,034

From unitholder transactions
Proceeds from units issued	4,706,174
Cost of units redeemed	(1,696,792)

Net increase (decrease) in net assets from unitholder transactions	3,009,382

Net increase (decrease) in net assets	3,705,416
Net Assets
Beginning of period	21,792,595

End of period	$25,498,011

Number of units
Outstanding-beginning of period	1,247,711
Issued	262,734
Redeemed	(94,331)

Outstanding-end of period	1,416,114

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$—	$—
Expenses†,††	(0.04)	(0.03)

Net investment income (loss)	(0.04)	(0.03)
Net realized and unrealized gain (loss)	0.58	0.66

Net increase (decrease) in unit value	0.54	0.63
Net asset value at beginning of period	17.47	16.62

Net asset value at end of period	$18.01	$17.25

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.79%	0.82%
Ratio of net investment income (loss) to average net assets*	(0.79)%	(0.82)%
Portfolio turnover**,†††	4%	8%
Total return**	3.09%	3.79%
Net assets at end of period (in thousands)	$25,498	$17,056

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for the periods March 31, 2012 and 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	736,852	$6,362,719
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	536,423	12,717,525
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	197,989	6,442,947

TOTAL INVESTMENT FUNDS (cost $24,203,143)		25,523,191

TOTAL INVESTMENTS — 100.1% (cost $ 24,203,143)		25,523,191
Liabilities Less Other Assets - (0.1)%		(25,180)

NET ASSETS—100.0%		$25,498,011

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Assets and Liabilities

March 31, 2012 Unaudited
Assets
Investments in collective investment funds, at value:
Wellington CIF II Real Total Return Fund (cost $402,991 and units of 40,172)	$403,727
Investment Companies, at value:
AQR Risk Parity Fund, Class I (cost $267,065 and units of 24,318)	269,688
Receivable for investments sold	660
Interest and dividends receivable	745
Other assets	17

Total assets	674,837

Liabilities
Payable for investments purchased	660
ING—program fee payable	378
Trustee, management and administration fees payable	53
ABA Retirement Funds—program fee payable	55
Other accruals	68

Total liabilities	1,214

Net Assets (equivalent to $10.13 per unit based on 66,490 units outstanding)	$673,623

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Operations

Unaudited

For the period January 17, 2012(a) to March 31, 2012
Investment income
Dividends	$1,475

Total investment income	1,475

Expenses
ING—program fee	527
Trustee, management and administration fees	79
ABA Retirement Funds—program fee	76
Legal and audit fees	28
Compliance consultant fees	16
Reports to unitholders	2
Registration fees	19
Other fees	3

Total expenses	750

Less: Expense reimbursement	(17)

Net expenses	733

Net investment income (loss)	742

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	276

Net realized gain (loss)	276

Change in net unrealized appreciation (depreciation) on:
Investments	3,359

Change in net unrealized appreciation (depreciation)	3,359

Net realized and unrealized gain (loss)	3,635

Net increase (decrease) in net assets resulting from operations	$4,377

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Changes in Net Assets

Unaudited

For the period January 17, 2012(a) to March 31, 2012
From operations
Net investment income (loss)	$742
Net realized gain (loss)	276
Change in net unrealized appreciation (depreciation)	3,359

Net increase (decrease) in net assets resulting from operations	4,377

From unitholder transactions
Proceeds from units issued	694,991
Cost of units redeemed	(25,745)

Net increase (decrease) in net assets from unitholder transactions	669,246

Net increase (decrease) in net assets	673,623
Net Assets
Beginning of period	—

End of period	$673,623

Number of units
Outstanding-beginning of period	—
Issued	69,015
Redeemed	(2,525)

Outstanding-end of period	66,490

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 17, 2012(a) to March 31, 2012
Investment income†	$— (b)
Expenses†,††	— (b)

Net investment income (loss)	—
Net realized and unrealized gain (loss)	0.13

Net increase (decrease) in unit value	0.13
Net asset value at beginning of period	10.00

Net asset value at end of period	$10.13

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.73%
Ratio of net investment income (loss) to average net assets*	0.74%
Portfolio turnover**,†††	2%
Total return**	1.30%
Net assets at end of period (in thousands)	$674

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.711% for the period March 31, 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.0%
Collective Investment Funds — 59.9%
Wellington CIF II Real Total Return Fund	40,172	$403,727
Investment Companies — 40.1%
AQR Risk Parity Fund, Class I	24,318	269,688

TOTAL INVESTMENT FUNDS (cost $670,056)		673,415

TOTAL INVESTMENTS — 100.0% (cost $ 670,056)		673,415
Other Assets Less Liabilities - 0.0%		208

NET ASSETS—100.0%		$673,623

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $36,940,827 and $33,023,929 and units of 3,084,920 and 2,791,516, respectively)	$41,282,400	$35,605,786
Receivable for investments sold	117,643	—
Receivable for fund units sold	—	192,696
Other assets	1,207	1,425

Total assets	41,401,250	35,799,907

Liabilities
Payable for investments purchased	—	192,696
Payable for fund units redeemed	117,643	—
Retirement Date Fund management fee payable	8,839	8,052
ING—program fee payable	18,549	15,745
Trustee, management and administration fees payable	4,009	3,557
ABA Retirement Funds—program fee payable	2,653	2,260
Other accruals	12,707	14,228

Total liabilities	164,400	236,538

Net Assets (equivalent to $12.95 and $12.37 per unit based on 3,184,804 and 2,875,793 units outstanding, respectively)	$41,236,850	$35,563,369

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income	$—	$—

Expenses
ING—program fee	50,567	46,753
Trustee, management and administration fees	11,157	10,153
Retirement Date Fund management fee	9,950	8,999
ABA Retirement Funds—program fee	7,232	6,455
Legal and audit fees	2,796	2,824
Compliance consultant fees	1,664	1,483
Reports to unitholders	200	238
Registration fees	1,944	1,969
Other fees	399	355

Total expenses	85,909	79,229

Less: Expense reimbursement	(1,600)	—

Net expenses	84,309	79,229

Net investment income (loss)	(84,309)	(79,229)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	149,359	235,438

Net realized gain (loss)	149,359	235,438

Change in net unrealized appreciation (depreciation) on:
Investments	1,759,716	704,689

Change in net unrealized appreciation (depreciation)	1,759,716	704,689

Net realized and unrealized gain (loss)	1,909,075	940,127

Net increase (decrease) in net assets resulting from operations	$1,824,766	$860,898

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(84,309)
Net realized gain (loss)	149,359
Change in net unrealized appreciation (depreciation)	1,759,716

Net increase (decrease) in net assets resulting from operations	1,824,766

From unitholder transactions
Proceeds from units issued	5,335,092
Cost of units redeemed	(1,486,377)

Net increase (decrease) in net assets from unitholder transactions	3,848,715

Net increase (decrease) in net assets	5,673,481
Net Assets
Beginning of period	35,563,369

End of period	$41,236,850

Number of units
Outstanding-beginning of period	2,875,793
Issued	425,353
Redeemed	(116,342)

Outstanding-end of period	3,184,804

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$—	$—
Expenses†,††	(0.03)	(0.03)

Net investment income (loss)	(0.03)	(0.03)
Net realized and unrealized gain (loss)	0.61	0.32

Net increase (decrease) in unit value	0.58	0.29
Net asset value at beginning of period	12.37	11.91

Net asset value at end of period	$12.95	$12.20

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.84%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.84)%	(0.90)%
Portfolio turnover**,†††	3%	4%
Total return**	4.69%	2.43%
Net assets at end of period (in thousands)	$41,237	$35,803

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods March 31, 2012 and 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement Income Non-Lending Series Fund, Class A	3,084,920	$41,282,400

TOTAL INVESTMENT FUNDS (cost $36,940,827)		41,282,400

TOTAL INVESTMENTS — 100.1% (cost $ 36,940,827)		41,282,400
Liabilities Less Other Assets - (0.1)%		(45,550)

NET ASSETS—100.0%		$41,236,850

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $63,467,010 and $57,755,976 and units of 5,031,594 and 4,660,294, respectively)	$72,449,926	$63,771,457
Receivable for investments sold	8,327	—
Receivable for fund units sold	—	55,727
Other assets	2,125	2,543

Total assets	72,460,378	63,829,727

Liabilities
Payable for investments purchased	—	55,727
Payable for fund units redeemed	8,327	—
Retirement Date Fund management fee payable	13,983	15,173
ING—program fee payable	32,462	28,145
Trustee, management and administration fees payable	7,123	6,330
ABA Retirement Funds—program fee payable	4,641	4,038
Payable for legal and audit services	4,790	9,564
Payable for compliance consultant fees	5,633	5,050
Payable for reports to unitholders	1,141	—	(a)
Other accruals	11,208	11,516

Total liabilities	89,308	135,543

Net Assets (equivalent to $15.86 and $15.10 per unit based on 4,562,658 and 4,216,985 units outstanding, respectively)	$72,371,070	$63,694,184

(a)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income	$—	$—

Expenses
ING—program fee	89,218	90,717
Trustee, management and administration fees	19,862	19,708
Retirement Date Fund management fee	14,989	18,861
ABA Retirement Funds—program fee	12,759	12,529
Legal and audit fees	4,923	5,488
Compliance consultant fees	2,930	2,882
Reports to unitholders	352	463
Registration fees	3,422	3,828
Other fees	703	692

Total expenses	149,158	155,168

Less: Expense reimbursement	(2,820)	—

Net expenses	146,338	155,168

Net investment income (loss)	(146,338)	(155,168)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	616,255	403,742

Net realized gain (loss)	616,255	403,742

Change in net unrealized appreciation (depreciation) on:
Investments	2,967,435	1,624,226

Change in net unrealized appreciation (depreciation)	2,967,435	1,624,226

Net realized and unrealized gain (loss)	3,583,690	2,027,968

Net increase (decrease) in net assets resulting from operations	$3,437,352	$1,872,800

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(146,338)
Net realized gain (loss)	616,255
Change in net unrealized appreciation (depreciation)	2,967,435

Net increase (decrease) in net assets resulting from operations	3,437,352

From unitholder transactions
Proceeds from units issued	10,626,867
Cost of units redeemed	(5,387,333)

Net increase (decrease) in net assets from unitholder transactions	5,239,534

Net increase (decrease) in net assets	8,676,886
Net Assets
Beginning of period	63,694,184

End of period	$72,371,070

Number of units
Outstanding-beginning of period	4,216,985
Issued	690,166
Redeemed	(344,493)

Outstanding-end of period	4,562,658

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 March 31, 2012	For the period January 1, 2011 March 31, 2011
Investment income†	$—	$—
Expenses†,††	(0.03)	(0.03)

Net investment income (loss)	(0.03)	(0.03)
Net realized and unrealized gain (loss)	0.79	0.41

Net increase (decrease) in unit value	0.76	0.38
Net asset value at beginning of period	15.10	14.24

Net asset value at end of period	$15.86	$14.62

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.83%	0.91%
Ratio of net investment income (loss) to average net assets*	(0.83)%	(0.91)%
Portfolio turnover**,†††	5%	4%
Total return**	5.03%	2.67%
Net assets at end of period (in thousands)	$72,371	$70,908

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods March 31, 2012 and 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2010 Non-Lending Series Fund, Class A	5,031,594	$72,449,926

TOTAL INVESTMENT FUNDS (cost $63,467,010)		72,449,926

TOTAL INVESTMENTS — 100.1% (cost $ 63,467,010)		72,449,926
Liabilities Less Other Assets - (0.1)%		(78,856)

NET ASSETS—100.0%		$72,371,070

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $156,305,880 and $138,801,236 and units of 12,024,844 and 10,867,668, respectively)	185,350,940	155,940,174
Receivable for investments sold	182,170	—
Receivable for fund units sold	—	350,429
Other assets	5,352	5,847

Total assets	185,538,462	156,296,450

Liabilities
Payable for investments purchased	—	350,429
Payable for fund units redeemed	182,170	—
Retirement Date Fund management fee payable	43,849	38,017
ING—program fee payable	81,998	65,992
Trustee, management and administration fees payable	17,779	14,824
ABA Retirement Funds—program fee payable	11,724	9,468
Payable for legal and audit services	11,841	21,699
Payable for compliance consultant fees	13,227	—	(a)
Other accruals	28,584	36,742

Total liabilities	391,172	537,171

Net Assets (equivalent to $18.57 and $17.32 per unit based on 9,970,264 and 8,992,112 units outstanding, respectively)	$185,147,290	$155,759,279

(a)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income	$—	$—

Expenses
ING—program fee	220,606	182,732
Trustee, management and administration fees	48,911	39,693
Retirement Date Fund management fee	44,492	36,769
ABA Retirement Funds—program fee	31,549	25,235
Legal and audit fees	12,215	11,172
Compliance consultant fees	7,270	5,868
Reports to unitholders	872	942
Registration fees	8,491	7,793
Other fees	1,745	1,410

Total expenses	376,151	311,614

Less: Expense reimbursement	(6,956)	—

Net expenses	369,195	311,614

Net investment income (loss)	(369,195)	(311,614)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	421,496	1,194,391

Net realized gain (loss)	421,496	1,194,391

Change in net unrealized appreciation (depreciation) on:
Investments	11,906,122	4,331,264

Change in net unrealized appreciation (depreciation)	11,906,122	4,331,264

Net realized and unrealized gain (loss)	12,327,618	5,525,655

Net increase (decrease) in net assets resulting from operations	$11,958,423	$5,214,041

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(369,195)
Net realized gain (loss)	421,496
Change in net unrealized appreciation (depreciation)	11,906,122

Net increase (decrease) in net assets resulting from operations	11,958,423

From unitholder transactions
Proceeds from units issued	23,849,368
Cost of units redeemed	(6,419,780)

Net increase (decrease) in net assets from unitholder transactions	17,429,588

Net increase (decrease) in net assets	29,388,011
Net Assets
Beginning of period	155,759,279

End of period	$185,147,290

Number of units
Outstanding-beginning of period	8,992,112
Issued	1,330,495
Redeemed	(352,343)

Outstanding-end of period	9,970,264

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$—	$—
Expenses†,††	(0.04)	(0.04)

Net investment income (loss)	(0.04)	(0.04)
Net realized and unrealized gain (loss)	1.29	0.66

Net increase (decrease) in unit value	1.25	0.62
Net asset value at beginning of period	17.32	16.48

Net asset value at end of period	$18.57	$17.10

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.84%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.84)%	(0.89)%
Portfolio turnover**,†††	1%	3%
Total return**	7.22%	3.76%
Net assets at end of period (in thousands)	$185,147	$145,941

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods March 31, 2012 and 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2020 Non-Lending Series Fund, Class A	12,024,844	$185,350,940

TOTAL INVESTMENT FUNDS (cost $156,305,880)		185,350,940

TOTAL INVESTMENTS — 100.1% (cost $ 156,305,880)		185,350,940
Liabilities Less Other Assets - (0.1)%		(203,650)

NET ASSETS—100.0%		$185,147,290

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $111,413,029 and $103,157,991 and units of 8,476,946 and 7,966,237, respectively)	$133,944,229	$115,510,441
Receivable for fund units sold	107,860	—
Other assets	3,874	4,341

Total assets	134,055,963	115,514,782

Liabilities
Payable for investments purchased	107,860	—
Retirement Date Fund management fee payable	31,892	28,176
ING—program fee payable	59,256	49,466
Trustee, management and administration fees payable	12,861	11,138
ABA Retirement Funds—program fee payable	8,472	7,098
Payable for legal and audit services	8,614	16,486
Payable for compliance consultant fees	9,843	8,552
Payable for reports to unitholders	1,897	2,259
Registration fees	16,966	15,521
Other accruals	2,570	1,711

Total liabilities	260,231	140,407

Net Assets (equivalent to $20.62 and $18.96 per unit based on 6,487,398 and 6,083,937 units outstanding, respectively)	$133,795,732	$115,374,375

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income	$—	$—

Expenses
ING—program fee	160,496	145,797
Trustee, management and administration fees	35,612	31,670
Retirement Date Fund management fee	32,376	27,743
ABA Retirement Funds—program fee	22,952	20,135
Legal and audit fees	8,884	8,884
Compliance consultant fees	5,288	4,666
Reports to unitholders	635	749
Registration fees	6,176	6,196
Other fees	1,269	1,121

Total expenses	273,688	246,961

Less: Expense reimbursement	(5,065)	—

Net expenses	268,623	246,961

Net investment income (loss)	(268,623)	(246,961)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	605,134	1,226,079

Net realized gain (loss)	605,134	1,226,079

Change in net unrealized appreciation (depreciation) on:
Investments	10,178,750	3,848,976

Change in net unrealized appreciation (depreciation)	10,178,750	3,848,976

Net realized and unrealized gain (loss)	10,783,884	5,075,055

Net increase (decrease) in net assets resulting from operations	$10,515,261	$4,828,094

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(268,623)
Net realized gain (loss)	605,134
Change in net unrealized appreciation (depreciation)	10,178,750

Net increase (decrease) in net assets resulting from operations	10,515,261

From unitholder transactions
Proceeds from units issued	14,218,452
Cost of units redeemed	(6,312,356)

Net increase (decrease) in net assets from unitholder transactions	7,906,096

Net increase (decrease) in net assets	18,421,357
Net Assets
Beginning of period	115,374,375

End of period	$133,795,732

Number of units
Outstanding-beginning of period	6,083,937
Issued	717,559
Redeemed	(314,098)

Outstanding-end of period	6,487,398

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$—	$—
Expenses†	(0.04)	(0.04)

Net investment income (loss)	(0.04)	(0.04)
Net realized and unrealized gain (loss)	1.70	0.86

Net increase (decrease) in unit value	1.66	0.82
Net asset value at beginning of period	18.96	18.45

Net asset value at end of period	$20.62	$19.27

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.84%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.84)%	(0.89)%
Portfolio turnover**,†††	2%	4%
Total return**	8.76%	4.44%
Net assets at end of period (in thousands)	$133,796	$114,951

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods March 31, 2012 and 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2030 Non-Lending Series Fund, Class A	8,476,946	$133,944,229

TOTAL INVESTMENT FUNDS (cost $111,413,029)		133,944,229

TOTAL INVESTMENTS — 100.1% (cost $ 111,413,029)		133,944,229
Liabilities Less Other Assets - (0.1)%		(148,497)

NET ASSETS—100.0%		$133,795,732

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $73,545,189 and $69,088,608 and units of 5,566,951 and 5,293,839, respectively)	$87,651,641	$75,373,681
Receivable for fund units sold	89,726	326,119
Other assets	2,435	2,815

Total assets	87,743,802	75,702,615

Liabilities
Payable for investments purchased	89,726	326,119
Retirement Date Fund management fee payable	19,036	18,278
ING—program fee payable	35,910	32,190
Trustee, management and administration fees payable	8,297	7,235
ABA Retirement Funds—program fee payable	5,133	4,618
Payable for legal and audit services	5,452	—	(a)
Payable for compliance consultant fees	6,246	—	(b)
Other accruals	13,636	28,400

Total liabilities	183,436	416,840

Net Assets (equivalent to $22.56 and $20.44 per unit based on 3,881,591 and 3,683,568 units outstanding, respectively)	$87,560,366	$75,285,775

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income	$—	$—

Expenses
ING—program fee	101,576	89,056
Trustee, management and administration fees	23,040	19,345
Retirement Date Fund management fee	19,437	17,477
ABA Retirement Funds—program fee	14,526	12,298
Legal and audit fees	5,629	5,449
Compliance consultant fees	3,351	2,862
Reports to unitholders	402	460
Registration fees	3,913	3,801
Other fees	804	1,182

Total expenses	172,678	151,930

Less: Expense reimbursement	(3,207)	—

Net expenses	169,471	151,930

Net investment income (loss)	(169,471)	(151,930)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	377,275	514,316

Net realized gain (loss)	377,275	514,316

Change in net unrealized appreciation (depreciation) on:
Investments	7,821,379	2,978,141

Change in net unrealized appreciation (depreciation)	7,821,379	2,978,141

Net realized and unrealized gain (loss)	8,198,654	3,492,457

Net increase (decrease) in net assets resulting from operations	$8,029,183	$3,340,527

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(169,471)
Net realized gain (loss)	377,275
Change in net unrealized appreciation (depreciation)	7,821,379

Net increase (decrease) in net assets resulting from operations	8,029,183

From unitholder transactions
Proceeds from units issued	8,477,609
Cost of units redeemed	(4,232,201)

Net increase (decrease) in net assets from unitholder transactions	4,245,408

Net increase (decrease) in net assets	12,274,591
Net Assets
Beginning of period	75,285,775

End of period	$87,560,366

Number of units
Outstanding-beginning of period	3,683,568
Issued	392,446
Redeemed	(194,423)

Outstanding-end of period	3,881,591

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$—	$—
Expenses†,††	(0.05)	(0.05)

Net investment income (loss)	(0.05)	(0.05)
Net realized and unrealized gain (loss)	2.17	1.07

Net increase (decrease) in unit value	2.12	1.02
Net asset value at beginning of period	20.44	20.59

Net asset value at end of period	$22.56	$21.61

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.83%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.83)%	(0.89)%
Portfolio turnover**,†††	2%	2%
Total return**	10.37%	4.95%
Net assets at end of period (in thousands)	$87,560	$71,966

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the periods March 31, 2012 and 2011 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2040 Non-Lending Series Fund, Class A	5,566,951	$87,651,641

TOTAL INVESTMENT FUNDS (cost $73,545,189)		87,651,641

TOTAL INVESTMENTS — 100.1% (cost $ 73,545,189)		87,651,641
Liabilities Less Other Assets - (0.1)%		(91,275)

NET ASSETS—100.0%		$87,560,366

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Assets and Liabilities

March 31, 2012 Unaudited
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2050 Non-Lending Series Fund Class A (cost $192,846 and units of 14,743)	$194,984
Receivable for fund units sold	461
Other assets	3

Total assets	195,448

Liabilities
Payable for investments purchased	461
Retirement Date Fund management fee payable	17
ING—program fee payable	37
Trustee, management and administration fees payable	8
ABA Retirement Funds—program fee payable	6
Other accruals	11

Total liabilities	540

Net Assets (equivalent to $21.48 per unit based on 9,073 units outstanding)	$194,908

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Operations

Unaudited

For the period January 17, 2012(a) to March 31, 2012
Investment income	$—

Expenses
ING—program fee	84
Trustee, management and administration fees	18
Retirement Date Fund management fee	17
ABA Retirement Funds—program fee	13
Legal and audit fees	5
Compliance consultant fees	3
Registration fees	3

Total expenses	143

Less: Expense reimbursement	(3)

Net expenses	140

Net investment income (loss)	(140)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	3,233

Net realized gain (loss)	3,233

Change in net unrealized appreciation (depreciation) on:
Investments	2,138

Change in net unrealized appreciation (depreciation)	2,138

Net realized and unrealized gain (loss)	5,371

Net increase (decrease) in net assets resulting from operations	$5,231

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 17, 2012(a) to March 31, 2012
From operations
Net investment income (loss)	$(140)
Net realized gain (loss)	3,233
Change in net unrealized appreciation (depreciation)	2,138

Net increase (decrease) in net assets resulting from operations	5,231

From unitholder transactions
Proceeds from units issued	279,422
Cost of units redeemed	(89,745)

Net increase (decrease) in net assets from unitholder transactions	189,677

Net increase (decrease) in net assets	194,908
Net Assets
Beginning of period	—

End of period	$194,908

Number of units
Outstanding-beginning of period	—
Issued	13,339
Redeemed	(4,266)

Outstanding-end of period	9,073

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

For the period January 17, 2012(a) to March 31, 2012
Investment income†	$—
Expenses†,††	— (b)

Net investment income (loss)	—
Net realized and unrealized gain (loss)	1.48

Net increase (decrease) in unit value	1.48
Net asset value at beginning of period	20.00

Net asset value at end of period	$21.48

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.81%
Ratio of net investment income (loss) to average net assets*	(0.81)%
Portfolio turnover**,†††	75%
Total return**	7.40%
Net assets at end of period (in thousands)	$195

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the period March 31, 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Target Date Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.0%
Collective Investment Funds — 100.0%
SSgA 2050 Target Date Fund	14,743	$194,984

TOTAL INVESTMENT FUNDS (cost $192,846)		194,984

TOTAL INVESTMENTS — 100.0% (cost $ 192,846)		194,984
Liabilities Less Other Assets - 0.0%		(76)

NET ASSETS—100.0%		$194,908

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short Term Investment Fund (cost $1,444,650 and $1,203,630 and units of 1,444,650 and 1,203,630, respectively)	$1,444,650	$1,203,630
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $15,827,968 and $13,478,436 and units of 1,367,608 and 1,176,074, respectively)	16,528,908	14,171,691
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $3,254,742 and $3,031,567 and units of 194,473 and 185,181, respectively)	3,634,114	3,066,231
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $2,460,646 and $0 and units of 190,085 and 0, respectively)	2,460,646	—
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $3,245,287 and $2,747,427 and units of 146,543 and 126,139, respectively)	3,474,236	2,966,036
SSgA International Index Non-Lending Series Fund Class A (cost $0 and $2,356,732 and units of 0 and 175,981, respectively)	—	2,115,825
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,284,987 and $1,160,384 and units of 45,063 and 41,809, respectively)	1,466,439	1,229,469
Receivable for investments sold	2,553,025	359,440
Receivable for fund units sold	133,159	49,585
Interest and dividends receivable	104	8
Other assets	814	886

Total assets	31,696,095	25,162,801

Liabilities
Payable for investments purchased	2,679,526	378,158
Investment advisory fee payable	2,575	2,227
ING—program fee payable	12,137	10,578
Trustee, management and administration fees payable	2,068	1,877
ABA Retirement Funds—program fee payable	1,735	1,518
Other accruals	7,742	8,004

Total liabilities	2,705,783	402,362

Net Assets (equivalent to $16.95 and $16.44 per unit based on 1,710,413 and 1,505,688 units outstanding, respectively)	$28,990,312	$24,760,439

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income
Interest—affiliated issuers	$150	$348

Total investment income	150	348

Expenses
ING—program fee	33,463	21,028
Trustee, management and administration fees	5,841	3,554
Investment advisory fee	2,903	1,794
ABA Retirement Funds—program fee	4,785	2,905
Legal and audit fees	1,855	1,293
Compliance consultant fees	1,105	679
Reports to unitholders	133	109
Registration fees	1,291	902
Other fees	265	163

Total expenses	51,641	32,427

Less: Expense reimbursement	(1,056)	—

Net expenses	50,585	32,427

Net investment income (loss)	(50,435)	(32,079)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	120,709	260,804

Net realized gain (loss)	120,709	260,804

Change in net unrealized appreciation (depreciation) on:
Investments	716,007	103,725

Change in net unrealized appreciation (depreciation)	716,007	103,725

Net realized and unrealized gain (loss)	836,716	364,529

Net increase (decrease) in net assets resulting from operations	$786,281	$332,450

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(50,435)
Net realized gain (loss)	120,709
Change in net unrealized appreciation (depreciation)	716,007

Net increase (decrease) in net assets resulting from operations	786,281

From unitholder transactions
Proceeds from units issued	5,898,642
Cost of units redeemed	(2,455,050)

Net increase (decrease) in net assets from unitholder transactions	3,443,592

Net increase (decrease) in net assets	4,229,873
Net Assets
Beginning of period	24,760,439

End of period	$28,990,312

Number of units
Outstanding-beginning of period	1,505,688
Issued	351,021
Redeemed	(146,296)

Outstanding-end of period	1,710,413

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$— (a)	$— (a)
Expenses†,††	(0.03)	(0.03)

Net investment income (loss)	(0.03)	(0.03)
Net realized and unrealized gain (loss)	0.54	0.33

Net increase (decrease) in unit value	0.51	0.30
Net asset value at beginning of period	16.44	15.64

Net asset value at end of period	$16.95	$15.94

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.76%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.76)%	(0.79)%
Portfolio turnover**,†††	14%	15%
Total return**	3.10%	1.92%
Net assets at end of period (in thousands)	$28,990	$18,947

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and 0.019% for the periods ended March 31, 2012 and 2011, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 95.1%
Collective Investment Funds — 95.1%
SSgA Global Equity Ex U.S. Index Non-Lending Series Fund, Class A	190,085	$2,460,646
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	194,473	3,634,114
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,367,608	16,528,908
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	146,543	3,474,236
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	45,063	1,466,439

TOTAL INVESTMENT FUNDS (cost $26,073,630)		27,564,343

	Units	Value
SHORT-TERM INVESTMENTS — 5.0%
Affiliated Funds — 5.0%
Northern Trust Global Investments - Collective Short Term Investment Fund(a)	1,444,650	$1,444,650

TOTAL SHORT-TERM INVESTMENTS (cost $1,444,650)		1,444,650

TOTAL INVESTMENTS — 100.1% (cost $ 27,518,280)		29,008,993
Liabilities Less Other Assets - (0.1)%		(18,681)

NET ASSETS—100.0%		$28,990,312

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short Term Investment Fund (cost $1,196,473 and $1,057,034 and units of 1,196,473 and 1,057,034, respectively)	$1,196,473	$1,057,034
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $17,687,426 and $15,233,554 and units of 1,537,412 and 1, 341,009, respectively)	18,581,167	16,159,164
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $13,045,614 and $13,222,514 and units of 808,285 and 833, 667, respectively)	15,104,430	13,803,854
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $10,420,565 and $10,635,992 and units of 791,680 and 815,891, respectively)	10,248,300	9,498,599
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $3,376,962 and $2,852,235 and units of 152,533 and 131,268, respectively)	3,616,246	3,086,627
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $2,265,347 and $2,146,509 and units of 81,571 and 79,480, respectively)	2,654,476	2,337,269
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,196,347 and $1,113,795 and units of 127,566 and 118,564, respectively)	1,101,532	1,014,668
Receivable for investments sold	1,009,825	719,938
Receivable for fund units sold	84,307	264,583
Interest and dividends receivable	78	7
Other assets	1,498	1,758

Total assets	53,598,332	47,943,501

Liabilities
Payable for investments purchased	1,062,201	966,837
Investment advisory fee payable	6,839	6,098
ING—program fee payable	22,251	20,016
Trustee, management and administration fees payable	3,853	3,554
ABA Retirement Funds—program fee payable	3,181	2,872
Other accruals	15,240	16,684

Total liabilities	1,113,565	1,016,061

Net Assets (equivalent to $19.67 and $18.47 per unit based on 2,668,563 and 2,540,564 units outstanding, respectively)	$52,484,767	$46,927,440

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income
Interest—affiliated issuers	$117	$252

Total investment income	117	252

Expenses
ING—program fee	62,502	44,311
Trustee, management and administration fees	10,910	7,485
Investment advisory fee	7,660	4,784
ABA Retirement Funds—program fee	8,939	6,119
Legal and audit fees	3,463	2,768
Compliance consultant fees	2,061	1,454
Reports to unitholders	247	234
Registration fees	2,408	1,931
Other fees	496	348

Total expenses	98,686	69,434

Less: Expense reimbursement	(1,976)	—

Net expenses	96,710	69,434

Net investment income (loss)	(96,593)	(69,182)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	555,346	365,635

Net realized gain (loss)	555,346	365,635

Change in net unrealized appreciation (depreciation) on:
Investments	2,618,308	836,415

Change in net unrealized appreciation (depreciation)	2,618,308	836,415

Net realized and unrealized gain (loss)	3,173,654	1,202,050

Net increase (decrease) in net assets resulting from operations	$3,077,061	$1,132,868

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(96,593)
Net realized gain (loss)	555,346
Change in net unrealized appreciation (depreciation)	2,618,308

Net increase (decrease) in net assets resulting from operations	3,077,061

From unitholder transactions
Proceeds from units issued	6,169,747
Cost of units redeemed	(3,689,481)

Net increase (decrease) in net assets from unitholder transactions	2,480,266

Net increase (decrease) in net assets	5,557,327
Net Assets
Beginning of period	46,927,440

End of period	$52,484,767

Number of units
Outstanding-beginning of period	2,540,564
Issued	319,765
Redeemed	(191,766)

Outstanding-end of period	2,668,563

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$— (a)	$— (a)
Expenses†,††	(0.04)	(0.04)

Net investment income (loss)	(0.04)	(0.04)
Net realized and unrealized gain (loss)	1.24	0.65

Net increase (decrease) in unit value	1.20	0.61
Net asset value at beginning of period	18.47	18.34

Net asset value at end of period	$19.67	$18.95

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.78%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.79)%
Portfolio turnover**,†††	8%	5%
Total return**	6.50%	3.33%
Net assets at end of period (in thousands)	$52,485	$39,161

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.026% and 0.024% for the periods ended March 31, 2012 and 2011, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 97.7%
Collective Investment Funds — 97.7%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	127,566	$1,101,532
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	791,680	10,248,300
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	808,285	15,104,430
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,537,412	18,581,167
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	152,533	3,616,246
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	81,571	2,654,476

TOTAL INVESTMENT FUNDS (cost $47,992,261)		51,306,151

	Units	Value
SHORT-TERM INVESTMENTS — 2.3%
Affiliated Funds — 2.3%
Northern Trust Global Investments - Collective Short Term Investment Fund(a)	1,196,473	$1,196,473

TOTAL SHORT-TERM INVESTMENTS (cost $1,196,473)		1,196,473

TOTAL INVESTMENTS — 100.0% (cost $ 49,188,734)		52,502,624
Liabilities Less Other Assets - 0.0%		(17,857)

NET ASSETS—100.0%		$52,484,767

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short Term Investment Fund (cost $1,512 and $25,671 and units of 1,512 and 25,671, respectively)	$1,512	$25,671
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $7,779,405 and $6,990,442 and units of 476,138 and 437,756, respectively)	8,897,590	7,248,358
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $6,151,940 and $5,626,573 and units of 466,606 and 428,607, respectively)	6,040,221	4,989,847
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $2,907,162 and $2,387,439 and units of 250,359 and 207,712, respectively)	3,025,834	2,502,926
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $888,334 and $769,237 and units of 31,347 and 28,075, respectively)	1,020,082	825,590
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $880,994 and $738,080 and units of 93,336 and 77,200, respectively)	805,956	660,681
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $382,895 and $313,814 and units of 16,988 and 14,114, respectively)	402,740	331,866
Receivable for investments sold	172,373	201,949
Receivable for fund units sold	19,647	84,988
Other assets	570	597

Total assets	20,386,525	16,872,473

Liabilities
Due to custodian	756	—
Payable for investments purchased	192,020	311,853
Investment advisory fee payable	2,928	2,132
ING—program fee payable	8,854	7,083
Trustee, management and administration fees payable	1,461	1,258
ABA Retirement Funds—program fee payable	1,266	1,016
Other accruals	5,558	5,880

Total liabilities	212,843	329,222

Net Assets (equivalent to $22.60 and $20.66 per unit based on 892,756 and 800,872 units outstanding, respectively)	$20,173,682	$16,543,251

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income	$—	$—

Expenses
ING—program fee	23,342	17,633
Trustee, management and administration fees	4,023	2,978
Investment advisory fee	3,643	2,359
ABA Retirement Funds—program fee	3,338	2,435
Legal and audit fees	1,295	1,085
Compliance consultant fees	771	570
Reports to unitholders	92	92
Registration fees	900	757
Other fees	185	141

Total expenses	37,589	28,050

Less: Expense reimbursement	(735)	—

Net expenses	36,854	28,050

Net investment income (loss)	(36,854)	(28,050)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	186,026	162,628

Net realized gain (loss)	186,026	162,628

Change in net unrealized appreciation (depreciation) on:
Investments	1,468,010	484,900

Change in net unrealized appreciation (depreciation)	1,468,010	484,900

Net realized and unrealized gain (loss)	1,654,036	647,528

Net increase (decrease) in net assets resulting from operations	$1,617,182	$619,478

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$(36,854)
Net realized gain (loss)	186,026
Change in net unrealized appreciation (depreciation)	1,468,010

Net increase (decrease) in net assets resulting from operations	1,617,182

From unitholder transactions
Proceeds from units issued	3,486,225
Cost of units redeemed	(1,472,976)

Net increase (decrease) in net assets from unitholder transactions	2,013,249

Net increase (decrease) in net assets	3,630,431
Net Assets
Beginning of period	16,543,251

End of period	$20,173,682

Number of units
Outstanding-beginning of period	800,872
Issued	158,892
Redeemed	(67,008)

Outstanding-end of period	892,756

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income†	$—	$—
Expenses†,††	(0.04)	(0.04)

Net investment income (loss)	(0.04)	(0.04)
Net realized and unrealized gain (loss)	1.98	1.03

Net increase (decrease) in unit value	1.94	0.99
Net asset value at beginning of period	20.66	21.25

Net asset value at end of period	$22.60	$22.24

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.79%	0.82%
Ratio of net investment income (loss) to average net assets*	(0.79)%	(0.82)%
Portfolio turnover**,†††	5%	6%
Total return**	9.39%	4.66%
Net assets at end of period (in thousands)	$20,174	$14,852

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.029% and 0.027% for the periods ended March 31, 2012 and 2011, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	93,336	$805,956
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	466,606	6,040,221
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	476,138	8,897,590
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	250,359	3,025,834
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	16,988	402,740
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	31,347	1,020,082

TOTAL INVESTMENT FUNDS (cost $18,990,730)		20,192,423

	Units	Value
SHORT-TERM INVESTMENTS — 0.0%
Affiliated Funds — 0.0%
Northern Trust Global Investments - Collective Short Term Investment Fund(a)	1,512	$1,512

TOTAL SHORT-TERM INVESTMENTS (cost $1,512)		1,512

TOTAL INVESTMENTS — 100.1% (cost $ 18,992,242)		20,193,935
Liabilities Less Other Assets - (0.1)%		(20,253)

NET ASSETS—100.0%		$20,173,682

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Assets and Liabilities

	March 31, 2011 Unaudited	December 31, 2011
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
Large Cap Equity Fund (cost $103,066,010 and $108,375,238 and units of 9,243,715 and 9,461,947, respectively)	$148,370,869	$133,697,305
Bond Core Plus Fund (cost $76,537,368 and $73,106,915 and units of 3,587,170 and 3,828,099, respectively)	99,020,253	104,193,195
Receivable for fund units sold	320,000	8,000,000

Total assets	247,711,122	245,890,500

Liabilities
Payable for fund units redeemed	420,958	8,019,714

Total liabilities	420,958	8,019,714

Net Assets (equivalent to $103.66 and $95.63 per unit based on 2,385,560 and 2,487,413 units outstanding, respectively)	$247,290,164	$237,870,786

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income (loss)	$—	$—

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Bond Core Plus Fund	2,430,453	788,045
Large Cap Equity Fund	5,890,648	3,732,870

Net realized gain (loss)	8,321,101	4,520,915

Change in net unrealized appreciation (depreciation) on:
Investments	11,379,397	5,034,009

Change in net unrealized appreciation (depreciation)	11,379,397	5,034,009

Net realized and unrealized gain (loss)	19,700,498	9,554,924

Net increase (decrease) in net assets resulting from operations	$19,700,498	$9,554,924

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net realized gain (loss)	$8,321,101
Change in net unrealized appreciation (depreciation)	11,379,397

Net increase (decrease) in net assets resulting from operations	19,700,498

From unitholder transactions
Proceeds from units issued	284,537
Cost of units redeemed	(10,565,657)

Net increase (decrease) in net assets from unitholder transactions	(10,281,120)

Net increase (decrease) in net assets	9,419,378
Net Assets
Beginning of period	237,870,786

End of period	$247,290,164

Number of units
Outstanding-beginning of period	2,487,413
Issued	2,764
Redeemed	(104,617)

Outstanding-end of period	2,385,560

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Net investment income (loss)	$—	$—
Net realized and unrealized gain (loss)	8.03	3.34

Net increase (decrease) in unit value	8.03	3.34
Net asset value at beginning of period	95.63	92.71

Net asset value at end of period	$103.66	$96.05

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets(a)*	0.00%	0.00%
Portfolio turnover(b)**	6%	2%
Total return**	8.40%	3.60%
Net assets at end of period (in thousands)	$247,290	$270,144

(a)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.
(b)	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity Fund.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Schedule of Investments

March 31, 2012

Unaudited

	Shares	Value
AMERICAN BAR ASSOCIATION MEMBERS/NORTHERN TRUST
COLLECTIVE TRUST INVESTMENT FUNDS — 100.0%
Bond Core Plus Fund	3,587,170	$99,020,253
Large Cap Equity Fund	9,243,715	148,370,869

TOTAL AMERICAN BAR ASSOCIATION MEMBERS/NORTHERN TRUST COLLECTIVE TRUST INVESTMENT FUNDS (cost $179,603,378)		247,391,122

TOTAL INVESTMENTS — 100.0% (cost $ 179,603,378)		247,391,122
Liabilities Less Other Assets - 0.0%		(100,958)

NET ASSETS—100.0%		$247,290,164

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Assets
Investments, at value (cost $2,180,755,294 and $2,199,286,258, respectively)	$2,461,483,274	$2,351,069,730
Northern Trust Global Investments - Collective Government Short Term Investment Fund, at value (cost $104,306,709 and $115,820,756, respectively)	104,306,709	115,820,756
Investments in collective investment funds, at value (cost $317,260,712 and $307,069,831, respectively)	387,149,542	362,951,942
Investment Companies, at value (cost $267,065)	269,688	—
Northern Trust Global Investments - Collective Short Term Investment Fund (cost $43,393,520 and $43,676,411 and units of 43,393,520 and 43,676,411, respectively)	43,393,520	43,676,411
SSgA collective investment funds (cost $1,092,240,457 and $1,014,035,373 and units of 77,034,705 and 72,459,248, respectively)	1,285,349,739	1,108,980,868
Foreign currency, at value (cost $658,101 and $329,366, respectively)	657,952	324,877
Cash	451,175	1,210,925
Deposit with broker for investments sold on TBA commitment transactions	830,201	275,000
Receivable for investments sold on TBA commitment transactions	67,606,250	88,956,055
Receivable for investments sold	98,686,726	28,165,788
Receivable for fund units sold	1,300,952	19,603,232
Interest and dividends receivable	4,306,848	4,024,169
Receivable for futures variation margin	—	32,925
Unrealized appreciation of forward currency exchange contracts	138,031	27,605
Tax reclaims receivable	413,165	366,868
Swap premiums paid	52,325	40,470
Unrealized appreciation on swap agreements	955,707	644,658
Other assets	111,116	140,001

Total assets	4,457,462,920	4,126,312,280

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $70,418,645 and $67,367,772, respectively)	70,464,215	67,605,673
Due to custodian	460,851	53,061
Payable for cash collateral received on securities loaned	82,190,741	71,264,089
Payable for investments purchased on TBA commitment transactions	64,961,094	87,342,049
Payable for investments purchased	71,941,580	36,733,953
Payable for fund units redeemed	5,967,796	16,803,433
Swap premiums received	1,510	3,971
Unrealized depreciation on swap agreements	172	14,427
Due to broker for open swap contracts	895,991	620,000
Due to broker for investments purchased on TBA commitment transactions	866,250	46,250
Unrealized depreciation of forward currency exchange contracts	29,914	388,756
Investment advisory fee payable	529,749	487,063
Retirement Date Fund management fee payable	117,616	107,696
ING—program fee payable	1,649,903	1,555,742
Trustee, management and administration fees payable	299,985	284,417

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	March 31, 2012 Unaudited	December 31, 2011
Liabilities
ABA Retirement Funds—program fee payable	235,844	223,216
Payable for legal and audit services	188,956	527,250
Payable for compliance consultant fees	139,387	276,912
Payable for Registration fees	16,966	504,498
Payable for reports to unitholders	4,982	74,750
Other accruals	878,833	52,516

Total liabilities	301,842,335	284,969,722

Net Assets at fair value	4,155,620,585	3,841,342,558

Adjustment from fair value to contract value for fully benefit responsive contracts	(48,013,950)	(27,057,652)

Net Assets	$4,107,606,635	$3,814,284,906

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Operations

Unaudited

	For the period January 1, 2012 to March 31, 2012	For the period January 1, 2011 to March 31, 2011
Investment income
Dividends	$10,788,701	$10,018,838
Interest	3,042,285	3,011,873
Interest—affiliated issuers	65,560	83,925
Securities lending income	73,855	125,355

Total investment income	13,970,401	13,239,991

Expenses
ING—program fee	4,718,467	4,828,078
Trustee, management and administration fees	859,496	842,385
Retirement Date Fund management fee	121,261	109,849
Investment advisory fee	1,750,563	1,801,063
ABA Retirement Funds—program fee	674,785	666,677
Legal and audit fees	261,104	293,413
Compliance consultant fees	155,419	154,108
Reports to unitholders	18,653	24,752
Registration fees	181,527	204,657
Other fees	39,101	39,022

Total expenses	8,780,376	8,964,004

Less: Expense reimbursement	(149,429)	—

Net expenses	8,630,947	8,964,004

Net investment income (loss)	5,339,454	4,275,987

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	46,790,163	54,960,089
Foreign currency transactions	(811,368)	(328,577)
Futures contracts	2,058,343	10,152
Swap contracts	354,753	—

Net realized gain (loss)	48,391,891	54,641,664

Change in net unrealized appreciation (depreciation) on:
Investments	220,355,585	80,938,237
Foreign currency transactions	475,915	(94,561)
Futures contracts	(1,833,581)	225,917
Written options	—	5,922
Swap contracts	339,141	54,243

Change in net unrealized appreciation (depreciation)	219,337,060	81,129,758

Net realized and unrealized gain (loss)	267,728,951	135,771,422

Net increase (decrease) in net assets resulting from operations	$273,068,405	$140,047,409

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Changes in Net Assets

Unaudited

For the three- month period ended March 31, 2012
From operations
Net investment income (loss)	$5,339,454
Net realized gain (loss)	48,391,891
Change in net unrealized appreciation (depreciation)	219,337,060

Net increase (decrease) in net assets resulting from operations	273,068,405

From unitholder transactions
Proceeds from units issued	249,463,666
Cost of units redeemed	(229,210,342)

Net increase (decrease) in net assets from unitholder transactions	20,253,324

Net increase (decrease) in net assets	293,321,729
Net Assets
Beginning of period	3,814,284,906

End of period	$4,107,606,635

Number of units
Outstanding-beginning of period	170,685,661
Issued	11,658,433
Redeemed	(9,722,300)

Outstanding-end of period	172,621,794

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

The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the Program. As of March 31, 2012, the Collective Trust offered twenty-three separate collective investment funds, comprised of six Managed Funds, six Index Funds, the Real Asset Return Fund, the Alternative Alpha Fund, six Retirement Date Funds and three Target Risk Funds (collectively, the “Funds”). The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

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

Global All Cap Equity Fund—long-term growth of capital primarily through investment in common stocks and other equity securities of companies located throughout the world. The Fund invests in U.S. companies with market capitalizations in excess of $100 million at the time of purchase and also in non-U.S. companies of any size located in a number of countries throughout the world.

Index Funds

Bond Index Fund—replication of the total return of the Barclays Capital U.S. Aggregate Bond Index, after taking into account Fund expenses. As of March 31, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index.

Large Cap Index Equity Fund—replication of the total return of the S&P 500®, after taking into account Fund expenses. As of March 31, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®.

All Cap Index Equity Fund—replication of the total return of the Russell 3000® Index, after taking into account Fund expenses. As of March 31, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index.

Mid Cap Index Equity Fund—replication of the total return of the S&P MidCap 400®, after taking into account Fund expenses. As of March 31, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®.

Small Cap Index Equity Fund—replication of the total return of the Russell 2000® Index, after taking into account Fund expenses. As of March 31, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index.

International Index Equity Fund—replication of the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index, after taking into account Fund expenses. As of March 31, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Alternative Alpha Fund

Alternative Alpha Fund—long-term total returns in excess of the yield on cash-equivalent investments through investments in a broad range of liquid asset classes, including a diversified portfolio of securities and instruments. The investment strategies used by the Investment Advisors are non-traditional, and include the use of derivatives, leverage, hedging and shorting. These strategies have certain non-traditional risks.

Retirement Date Funds

Retirement Date Funds—a series of diversified investment funds each of which is designed to correspond to a particular time horizon to retirement. The six Retirement Date Funds, designated as the Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund, 2040 Retirement Date Fund and 2050 Retirement Date Fund, respectively, offer six separate “target retirement date” strategies. With the exception of the Lifetime Income Retirement Date Fund, which is designed for those well into retirement, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified target date of most conservative investment mix draws nearer.

The Retirement Date Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. As of March 31, 2012, each of the Retirement Date Funds invested 100% of its assets in separate State Street Bank collective investment funds listed below.

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

2010 Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement 2010 Non-Lending Series Fund Class A.

2020 Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement 2020 Non-Lending Series Fund Class A.

2030 Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement 2030 Non-Lending Series Fund Class A.

2040 Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement 2040 Non-Lending Series Fund Class A.

2050 Retirement Date Fund—invests 100% of its net assets in the SSgA Target Retirement 2050 Non-Lending Series Fund Class A.

Each of these underlying funds’ annual financial statements is available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

Target Risk Funds

Target Risk Funds—a series of diversified investment funds each of which is designed to correspond to a particular investment risk level. The three Target Risk Funds, designated as the Conservative Risk Fund, the Moderate Risk Fund and the Aggressive Risk Fund, offer three separate strategies, each with a distinct asset mix.

Conservative Risk Fund—invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A and Northern Trust Global Investments Collective Short Term Investment Fund. The Conservative Risk Fund is the most conservative strategy among the Target Risk Funds. The Conservative Risk Fund is designed for investors who prefer lower volatility of returns and higher expected income.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Moderate Risk Fund—invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, and Northern Trust Global Investments Collective Short Term Investment Fund. The Moderate Risk Fund is designed for investors who seek a combination of capital appreciation and income. This Fund is expected to have higher volatility of returns than the Conservative Risk Fund but lower volatility than the Aggressive Risk Fund.

Aggressive Risk Fund—invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, and SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A. The Aggressive Risk Fund is designed for investors who want high growth and capital appreciation. This Fund is expected to have the highest volatility of returns among the Target Risk Funds.

Each of these underlying funds’ annual financial statements is available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. As of March 31, 2012, 39.9% and 60.1% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

All the Managed Funds other than SARF (i.e., the Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund, Global All Cap Equity Fund and Bond Core Plus Fund) may invest in Northern Trust Global Investments (“NTGI”) – Collective Short Term Investment Fund (“STIF”) and SARF may invest directly or indirectly in the NTGI Collective Government Short-Term Investment Fund (“GSTIF”). The annual financial statements of STIF and GSTIF are available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

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

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Quarterly Reports on Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Funds’ financial statements included in the Collective Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the SEC on March 23, 2012.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

Various inputs are used in determining the value of the Funds’ and the Balanced Fund’s investments. These inputs are summarized in the three broad levels as follows:

•	Level 1 – unadjusted quoted prices in active markets for identical securities.

•

Level 2 - other significant observable inputs. Observable inputs are inputs that other market participants would use in valuing a portfolio instrument. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and other inputs in active markets and markets that are not active.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, a valuation adjustment may be appropriate. Specifically, under appropriate circumstances, the Trustee will utilize a fair value statistical model for the International All Cap Equity Fund, the Global All Cap Equity Fund and the International Index Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. These securities are generally reflected as Level 2. If a significant event occurs other than general movements in the U.S. markets, Northern Trust will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with Northern Trust Investment’s fair value procedures.

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

The STIF and GSTIF are valued on the basis of amortized cost, which approximates fair value, unless otherwise determined by the trustee of such funds, and are categorized as Level 2. Amortized cost involves valuing an instrument initially at its cost and thereafter assuming a constant amortization to maturity of any discount or premium, regardless of the impact of fluctuating interest rates or changes in the creditworthiness of the issuer of the instrument on the market value of the instrument.

The Fund discloses transfers between Levels based on valuations at the end of each reporting period. Except for Bond Core Plus Fund, there have been no transfers in and out of Level 1 and Level 2 fair value measurements for any of the Funds or the Balanced Fund for the three-month period ended March 31, 2012. Bond Core Plus Fund had a transfer of $1,675,050 into Level 1 from Level 2 due to the valuation at a readily available market closing price.

The following is a summary of the valuation of the Funds’ and the Balanced Fund’s investments and other financial instruments following the fair value hierarchy levels, as well as a reconciliation of Level 3 assets, if applicable, for which significant unobservable inputs were used in determining value as of March 31, 2012:

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Investments in securities*	$—	$919,920,586	$—	$919,920,586
Short-Term Investments	—	104,306,709	—	104,306,709
Total	$—	$1,024,227,295	$—	$1,024,227,295

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$3,684,066	$—	$3,684,066
U.S. Government & Agency Obligations	—	293,131,175	—	293,131,175
Foreign Government Obligations	—	9,115,156	—	9,115,156
Municipals	—	18,363,834	—	18,363,834
Corporate Bonds	—	78,263,487	—	78,263,487
Bank Loans	—	2,606,939	—	2,606,939
Convertible Preferred Stock	1,675,050	—	—	1,675,050
Short-Term Investments	—	6,090,341	—	6,090,341
ABA Members Collateral Fund	—	22,747,155	—	22,747,155
Other Financial Instruments
Forward Foreign Currency Exchange Contracts	—	138,031	—	138,031
Interest Rate Swap Contracts	—	955,707	—	955,707
Total	$1,675,050	$435,095,891	$—	$436,770,941

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Liabilities
Fixed Income
U.S. Government & Agency Obligations	$—	$(70,464,215)	$—	$(70,464.215)
Other Financial Instruments
Forward Foreign Currency Exchange Contracts	—	(29,914)	—	(29,914)
Interest Rate Swap Contracts	—	(172)	—	(172)
Total	$—	$(70,494,301)	$—	$(70,494,301)

Large Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$21,585,389	$—	$—	$21,585,389
Communications	74,185,800	—	—	74,185,800
Consumer, Cyclical	94,762,029	—	—	94,762,029
Consumer, Non-Cyclical	171,077,121	—	—	171,077,121
Energy	71,914,922	—	—	71,914,922
Financial	81,895,651	—	—	81,895,651
Industrial	78,744,405	—	—	78,744,405
Technology	114,572,762	—	—	114,572,762
Utilities	15,320,097	—	—	15,320,097
ABA Members Collateral Fund	—	12,081,148	—	12,081,148
Collective Investment Fund	—	37,348,407	—	37,348,407
Short-Term Investments	—	26,576,082	—	26,576,082
Total	$724,058,176	$76,005,637		$800,063,813

Small-Mid Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$14,380,402	$—	$—	$14,380,402
Communications	17,749,516	—	—	17,749,516
Consumer, Cyclical	38,413,541	—	—	38,413,541
Consumer, Non-Cyclical	50,184,723	—	—	50,184,723
Energy	16,090,870	—	—	16,090,870
Financial	56,436,610	—	—	56,436,610

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Small-Mid Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Industrial	33,106,579	—	—	33,106,579
Technology	27,990,697	—	—	27,990,697
Utilities	11,442,018	—	—	11,442,018
ABA Members Collateral Fund	—	40,799,301	—	40,799,301
Collective Investment Fund	—	13,441,394	—	13,441,394
Short-Term Investments	—	8,387,069	—	8,387,069
Total	$265,794,956	$62,627,764	$—	$328,422,720

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Australia	$—	$3,840,205	$—	$3,840,205
Austria	—	419,163	—	419,163
Belgium	254,520	3,014,309	—	3,268,829
Brazil	2,035,819	—	—	2,035,819
Canada	3,099,191	—	—	3,099,191
China	—	864,371	—	864,371
Denmark	—	378,598	—	378,598
Finland	—	643,431	—	643,431
France	—	8.078,544	—	8.078,544
Germany	322,688	10,000,713	—	10,323,401
Greece	—	911,035	—	911,035
Hong Kong	—	5,008,723	—	5,008,723
Indonesia	473,221	528,510	—	1,001,731
Ireland	930,619	820,951	—	1,751,570
Israel	344,736	383,472	—	728,208
Italy	—	1,270,146	—	1,270,146
Japan	608,086	21,761,115	—	22,369,201
Malaysia	—	1,758,712	—	1,758,712
Mexico	1,228,205	—	—	1,228,205
Netherlands	441,819	5,301,339	—	5,743,158
Norway	—	1,118,829	—	1,118,829
Papua New Guinea	—	410,995	—	410,995
Philippines	799,826	145,782	—	945,608
Poland	—	1,419,497	—	1,419,497
Singapore	—	3,280,929	—	3,280,929
South Africa	—	6,660,960	—	6,660,960
South Korea	—	3,716,030	—	3,716,030
Spain	97,478	1,505,817	—	1,603,295
Sweden	—	2,338,286	—	2,338,286
Switzerland	1,201,617	12,120,902	—	13,322,519
Taiwan	—	3,552,654	—	3,552,654
Thailand	—	1,024,820	—	1,024,820
Turkey	—	424,021	—	424,021
United Kingdom	4,390,613	20,116,354	—	24,506,967
United States	1,324,808	—	—	1,324,808
ABA Members Collateral Fund	—	5,346,087	—	5,346,087
Exchange-Traded Fund	7,058,760	—	—	7,058,760
Short-Term Investments	—	4,194,783	—	4,194,783

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Total	$24,612,006	$132,360,083	$—	$156,972,089

Global All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$532,441	$—	$532,441

Total	$—	$532,441	$—	$532,441

*Synthetic guaranteed investment contracts are deemed Level 2 investments based on the fair value hierarchy.

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

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$88,367,774	$—	$88,367,774
Total	$—	$88,367,774	$—	$88,367,774

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$86,222,058	$—	$86,222,058
Total	$—	$86,222,058	$—	$86,222,058

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$299,314,298	$—	$299,314,298
Total	$—	$299,314,298	$—	$299,314,298

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$71,757,939	$—	$71,757,939
Total	$—	$71,757,939	$—	$71,757,939

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$38,724,363	$—	$38,724,363
Total	$—	$38,724,363	$—	$38,724,363

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$55,503,079	$—	$55,503,079
Total	$—	$55,503,079	$—	$55,503,079

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$25,523,191	$—	$25,523,191
Total	$—	$25,523,191	$—	$25,523,191

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Alternative Alpha Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$403,727	$—	$403,727
Investment Companies	$269,688	—	—	269,688
Total	$269,688	$403,727	$—	$673,415

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$41,282,400	$—	$41,282,400
Total	$—	$41,282,400	$—	$41,282,400

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$72,449,926	$—	$72,449,926
Total	$—	$72,449,926	$—	$72,449,926

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$185,350,940	$—	$185,350,940
Total	$—	$185,350,940	$—	$185,350,940

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$133,944,229	$—	$133,944,229
Total	$—	$133,944,229	$—	$133,944,229

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$87,651,641	$—	$87,651,641
Total	$—	$87,651,641	$—	$87,651,641

2050 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$194,984	$—	$194,984
Total	$—	$194,984	$—	$194,984

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$27,564,343	$—	$27,564.343
Short-Term Investments	$—	$1,444,650	$—	$1,444,650
Total	$—	$29,008,993	$—	$29,008,993

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$51,306,151	$—	$51,306,151
Short-Term Investments	$—	$1,196,473	$—	$1,196,473
Total	$—	$52,502,624	$—	$52,502,624

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$20,192,423	$—	$20,192,423
Short-Term Investments	$—	$1,512	$—	$1,512
Total	$—	$20,193,935	$—	$20,193,935

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$247,391,122	$—	$247,391,122
Total	$—	$247,391,122	$—	$247,391,122

B. Stable Asset Return Fund (“SARF”)

The Trustee restructured the SARF on December 8, 2010. In connection therewith, effective December 8, 2010, the Trustee entered into Investment Advisor Agreements with Galliard Capital Management, Inc. (“Galliard”), Jennison Associates LLC (“Jennison”) and Pacific Investment Management Company, LLC (“PIMCO”), pursuant to which Galliard, Jennison and PIMCO, respectively, provide investment advisory services with respect to portions of the Stable Asset Return Fund. In addition, Galliard is responsible for making recommendations regarding the appointment and retention of investment advisors for the portions of the Stable Asset Return Fund for which it does not serve as an investment advisor. As of March 31, 2012, approximately 56%, 18% and 16% of the assets of the Stable Asset Return Fund were allocated to Galliard, Jennison and PIMCO, respectively. In addition, as of March 31, 2012, approximately 10% of the assets of the Fund were allocated to the NTGI Collective Government Short-Term Investment Fund, which provides a “liquidity buffer” for the Stable Asset Return Fund.

The SARF invests in “SGICs”, “Security-Backed Contracts” or “Wrap Contracts”, which are fully benefit responsive book value contracts with underlying fixed income securities. The SARF has entered into such investment contracts with three different financial institutions which allow participants to transact at contract value (principal plus accrued interest) without experiencing the price fluctuations of the underlying fixed income securities. SGICs are offered only to qualified employer-sponsored defined contribution plans that allow the net assets of the SARF to be reported at contract value. The minimum quality for SGIC issuers is A3/A- and all fixed income securities must be rated investment grade (BBB-/Baa3 or better) at the time of purchase. The Statement of Assets and Liabilities presents the fair value of the investment contracts held with a separate adjustment to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

CV = contract value

D = weighted average duration of the underlying portfolio

Y = annualized weighted average yield to maturity of the underlying portfolio

F = wrap contract and investment advisory fees

The investment advisory fee for the SARF, which is included as part of the crediting rate, is disclosed for financial reporting purposes and is included in “Investment advisory fee” in the accompanying Statements of Operations in the amounts of $327,679 and $316,742 for the three-month periods ended March 31, 2012 and March 31, 2011, respectively.

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

Only an event initiated by the Trustee at the level of the Collective Trust, such as termination of the SARF, would have the potential to limit the ability of the SARF to transact at contract value with plan participants. As of March 31, 2012, the occurrence of an event that would limit the ability of the SARF to transact at contract value with the participants was not probable.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

ii. Termination Events by the Issuer

Investment contracts generally impose conditions on both the SARF and the issuer. Assuming conditions are met and neither the SARF nor the issuer is in default, the SARF can buy and sell covered investments and process withdrawals through the sale of covered investments in accordance with the SARF’s liquidity hierarchy.

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

iii. Adjustments to Contract Value

At March 31, 2012, all SGICs held by the SARF were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the SARF’s fully benefit-responsive investment contracts during the three-month period ended March 31, 2012 is reflected below:

	March 31, 2012	December 31, 2011	Change
Investments (at fair value)	$919,920,586	$893,870,854	$26,049,732

Investments (at contract value)	871,906,636	866,813,202	5,093,434

Adjustment to fair value	(48,013,950)	(27,057,652)	(20,956,298)

Average yields

Based on actual income (1)			1.23%

Based on interest rate credited to participants (2)			2.14%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on March 31, 2012 by the fair value of investments on March 31, 2012.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

(2)	Computed by dividing the annualized one-day earnings credited to participants on March 31, 2012 by the fair value of investments on March 31, 2012.

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analysis disclosures. These are estimates calculated based on the current crediting rate, are not intended to serve as a projection or guarantee of future rates of return to be earned by the SARF and make an assumption that there is no change in the duration of the underlying investment portfolio.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2012	2.11%

June 30, 2012		2.16%	2.23%	2.36%	2.42%

September 30, 2012		2.00%	2.10%	2.28%	2.37%

December 31, 2012		1.86%	1.98%	2.21%	2.32%

March 31, 2013		1.73%	1.87%	2.15%	2.28%

Hypothetical change in current yield and 10% participant redemptions, base case[2].

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
March 31, 2012	2.11%

June 30, 2012		2.28%	2.35%	2.48%	2.54%

September 30, 2012		2.11%	2.21%	2.39%	2.48%

December 31, 2012		1.96%	2.08%	2.31%	2.43%

March 31, 2013		1.83%	1.97%	2.24%	2.38%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the SARF due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

The Funds and the Balanced Fund through their investments in other collective funds may have exposure indirectly to this type of derivative instrument. However, for the three-month period ended March 31, 2012, neither the Funds nor the Balanced Fund had any trading activity related to futures contracts.

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

For the three-month period ended March 31, 2012, the Bond Core Plus Fund had an average notional exposure of $8,106,816 related to forward foreign currency contracts.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

For the three-month period ended March 31, 2012, the Bond Core Plus Fund had an average notional exposure of $14,233,131 related to interest rate swap contracts.

The Funds and the Balanced Fund through their investments in other collective funds may have exposure indirectly to this type of derivative instrument.

K. Option and Swaption Contracts

The Bond Core Plus Fund purchases or writes option contracts to manage exposure to fluctuations in interest rates or to hedge the fair value of other Fund investments. The premium paid by the Fund for the purchase of a call or put option is included in the Fund’s Statement of Assets and Liabilities as an investment and subsequently marked-to-market to reflect the current market value of the option purchased. If an option which the Fund has purchased expires on its stipulated expiration date, the Fund realizes a loss for the amount of the cost of the option. If the Fund enters into a closing transaction, it realizes a gain or loss, depending on whether the proceeds from the sale are greater or less than the cost of the option. If the Fund exercises a put option, it realizes a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid. If the Fund exercises a call option, the cost of the security which the Fund purchases upon exercise will be increased by the premium originally paid.

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

For the three-month period ended March 31, 2012, the Bond Core Plus Fund did not write any call or put options.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at March 31, 2012 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statement of Assets and Liabilities.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

The Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		March 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$—	$—	$—
	Forward Contracts (b)	—	138,031	138,031
	Swap Contracts (c)	955,707	—	955,707

	Total Value	$955,707	$138,031	$1,093,738

		December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$1,833,581	$—	$1,833,581
	Forward Contracts (b)	—	27,605	27,605
	Swap Contracts (c)	644,658	—	644,658

	Total Value	$2,478,239	$27,605	$2,505,844

Liability Derivatives

		March 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$—	$—	$—
	Forward Contracts (b)	—	29,914	29,914
	Swap Contracts (c)	172	—	172

	Total Value	$172	$29,914	$30,086

		December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$—	$—	$—
	Forward Contracts (b)	—	388,756	388,756
	Swap Contracts (c)	14,427	—	14,427

	Total Value	$14,427	$388,756	$403,183

Each of the above derivatives is located in the following Statement of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation/Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note 2.H: Futures Contracts. Only current day’s variation margin is reported within the Statement of Assets and Liabilities)
(b)	Gross unrealized appreciation/depreciation of forward currency exchange contracts
(c)	Gross unrealized appreciation/depreciation of swap agreements

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

		For the three-month period ended March 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$2,058,343	$—	$2,058,343
	Forward Contracts (b)	—	(818,209)	(818,209)
	Swap Contracts (c)	354,753	—	354,753

	Total Value	$2,413,096	$(818,209)	$1,594,887

		For the three-month period ended March 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$10,152	$—	$10,152
	Forward Contracts (b)	—	(359,694)	(359,694)
	Swap Contracts (c)	—	—	—

	Total Value	$10,152	$(359,694)	$(349,542)

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

		For the three-month period ended March 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized
	Appreciation
	(Depreciation)
	Futures Contracts (a)	$(1,833,581)	$—	$(1,833,581)

	Forward Contracts (b)	—	469,874	469,874

	Swap Contracts (c)	339,141	—	339,141

	Written Options (d)	—	—	—

	Total Value	$(1,494,440)	$469,874	$(1,024,566)

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

		For the three-month period ended March 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$225,917	$—	$225,917
	Forward Contracts (b)	—	(64,930)	(64,930)
	Swap Contracts (c)	54,243	—	54,243
	Written Options (d)	5,922	—	5,922

	Total Value	$286,082	$(64,930)	$221,152

Each of the above derivatives is located in the following Statement of Operations accounts.

(a)	Net change in unrealized appreciation/(depreciation) futures contracts
(b)	Net change in unrealized appreciation/(depreciation) foreign currency transactions (Statement of Operations includes both forwards and foreign currency transactions)
(c)	Net change in unrealized appreciation/(depreciation) swap contracts
(d)	Net change in unrealized appreciation/(depreciation) written options

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

3. Investment Advisory, Investment Management and Related Party Transactions

Effectively July 1, 2010, Northern Trust Investments has entered into Investment Advisor Agreements with the Investment Advisors listed below to which the Investment Advisors provide investment advice with respect to one or more of the Funds offered as investment options under the Program. As of March 31, 2012, the line-up of Investment Advisors to the Funds was as follows:

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

In addition, Northern Trust Investments has entered into Investment Management Agreements with State Street Bank pursuant to which the assets of certain of the Funds are invested in collective investment funds maintained by State Street Global Advisors, a division of State Street Bank. Northern Trust Investments has also entered into an Investment Management Agreement with State Street Bank with respect to the Index Funds.

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees incurred for each Investment Advisor during the three-month periods ended March 31, 2012 and March 31, 2011 are listed below; the annual asset-based fees for 2012 range from the highest rate of .65% to the lowest rate of .05% among the various Investment Advisors.

Investment Advisor	Fund	Fees for the three-month period ended March 31, 2012	Fees for the three-month period ended March 31, 2011

Altrinsic Global Advisors, LLC	International All Cap Equity Fund	$36,716	$42,998

C.S. McKee, L.P.	Large Cap Equity Fund	159,975	169,625

Columbus Circle Investors	Large Cap Equity Fund	159,240	167,576

Delaware Investment Advisers	Large Cap Equity Fund	115,073	122,946

Denver Investment Advisors LLC	Small-Mid Cap Equity Fund	57,682	93,180

Eagle Global Advisors LLC	International All Cap Equity Fund	21,652	25,195

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Investment Advisor	Fund	Fees for the three-month period ended March 31, 2012	Fees for the three-month period ended March 31, 2011
First State Investments International Limited	International All Cap Equity Fund	54,498	59,227

Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund	30,180	33,609

Galliard Capital Management, Inc.	Stable Asset Return Fund	182,549	180,179

Jennison Associates, LLC	Stable Asset Return Fund	45,581	42,603

Jennison Associates LLC	Large Cap Equity Fund	98,059	102,417

Lombardia Capital Partners, LLC *	Small-Mid Cap Equity Fund	42,090	—

LSV Asset Management	International All Cap Equity Fund	36,714	42,900

LSV Asset Management	Small-Mid Cap Equity Fund	42,474	67,295

Martin Currie Inc.	International All Cap Equity Fund	29,674	34,721

Allianz Global Investors Capital LLC	Small-Mid Cap Equity Fund	33,654	38,273

Pacific Investment Management Company LLC	Bond Core Plus Fund	234,457	218,010

Pacific Investment Management Company, LLC	Stable Asset Return Fund	99,549	93,960

Riverbridge Partners	Small-Mid Cap Equity Fund	36,342	41,252

Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund	50,341	56,058

TCW Investment Management Company	Small-Mid Cap Equity Fund	33,497	37,523

		$1,599,997	$1,669,547

* Lombardia Capital Partners, LLC did not provide investment advice with respect to the Small-Mid Cap Equity Fund during the three months ended March 31, 2011.

Program Fee

A separate program fee (“Program fee”) is paid to each of the Program recordkeeper and ABA Retirement Funds. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds and the Balanced Fund.

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rate in effect during the two-month period ended February 29, 2012, and during the year ended December 31, 2011:

Value of Assets	Rate of ABA Retirement Funds Program Fee

First $3 billion	.075%

Next $1 billion	.065%

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Value of Assets	Rate of ABA Retirement Funds Program Fee

Next $1 billion	.035%

Next $1 billion	.025%

Over $6 billion	.015%

Effective from and after March 1, 2012, the Collective Trust pays a program expense fee to ABA Retirement Funds based on the aggregate value of the assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ABA Retirement Funds Program Fee

First $3 billion	.075%

Next $1 billion	.065%

Over $4 billion	.000%

For the three-month periods ended March 31, 2012 and March 31, 2011, ABA Retirement Funds received Program fees of $674,785 and $666,677 respectively. This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net assets as of the time of calculation thereof.

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

Value of Assets	Rate of ING Life Program Fee

First $4 billion	.470%

Next $1 billion	.360%

Next $1 billion	.215%

Over $6 billion	.220%

For the three-month periods ended March 31, 2012 and March 31, 2011, respectively, the Program fee paid to ING Life was $4,718,467 and $4,828,078, respectively.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. Service penalties of $100,000 and $50,000 were imposed on ING Services during the three-month periods ended March 31, 2012 and March 31, 2011, respectively, and the fees stated above are not of these penalties.

The Collective Trust has entered into a brokerage services agreement with TD Ameritrade, Inc. and TD Ameritrade Clearing, Inc. TD Ameritrade has agreed that, effective September 2, 2011, it will make payments on behalf of the Program in consideration of the Program’s services rendered with respect to the Self-Directed Brokerage Accounts. Such payments will be applied against, and thus reduce, the program fee otherwise payable to ING Life, which is included in the accompanying statements of operations as “Less: Expense reimbursement” in the amount of $149,429 for the three-month period ended March 31, 2012. This expense reimbursement is involuntary and is reflected in “Ratio of net expenses to average net assets” in the financial highlights of each fund and the Balanced Fund. Such payments by TD Ameritrade

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

are made quarterly in arrears, in an amount calculated based on the table below; based on the month-end values of Program assets held in TD Ameritrade brokerage accounts during such quarter.

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

Trust, Management, Administration and Custody Fee

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

Northern Trust is paid a trust, management and administration fee at an annual rate of ..115% of the value of assets held by the respective Retirement Date Funds.

For the three-month periods ended March 31, 2012 and March 31, 2011 Northern Trust received trust, management and administration fees of $859,496 and $842,385, respectively.

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

The fees for the indexed portions of the Managed Funds and the fees for the respective Index Funds are at the following annual rates:

Fund	Rate

Bond Index Fund	.04%

Large Cap Index Equity Fund	.02%

All Cap Index Equity Fund	.04%

Mid Cap Index Equity Fund	.04%

Small Cap Index Equity Fund	.04%

International Index Equity Fund	.12%

Large Cap Equity Fund	.03%

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Fund	Rate

Small-Mid Cap Equity Fund	.04%

International All Cap Equity Fund	.12%

State Street Bank received the following fees paid from the Funds listed below during the three-month periods ended March 31, 2012 and March 31, 2011:

	Fees for the three-month period ended March 31, 2012	Fees for the three-month period ended March 31, 2011

Bond Index Fund	$8,172	$6,071

Large Cap Index Equity Fund	4,222	2,945

All Cap Index Equity Fund	32,501	30,359

Mid Cap Index Equity Fund	6,654	5,270

Small Cap Index Equity Fund	3,655	3,288

International Index Equity Fund	16,280	15,149

Large Cap Equity Fund	2,695	2,836

Small-Mid Cap Equity Fund	1,383	984

International All Cap Equity Fund	2,484	2,447

	$78,046	$69,349

The Real Asset Return Fund is subject to an annual management fee of .078% of the assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended March 31, 2012 and March 31, 2011, State Street Bank received Real Asset Return Fund management fees of $4,790 and $2,863, respectively.

The Retirement Date Funds are subject to an annual management fee of .10% of the assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended March 31, 2012 and March 31, 2011, State Street Bank received Retirement Date Funds management fees of $121,261 and $109,849, respectively.

The Target Risk Funds are subject to an annual management fees of .042%, .055% and .063% of the assets invested in the Conservative Risk Fund, Moderate Risk Funds and Aggressive Risk Fund, respectively, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended March 31, 2012 and March 31, 2011, State Street Bank received Target Risk Fund management fees of $14,206 and $8,937, respectively.

Investment Advisor Fees –Managed Funds

The new Investment Advisors for the Stable Asset Return Fund are paid a weighted average fee at an annual rate of approximately .15%.

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts are above $600 million (as of March 31, 2012, the aggregate value of such assets was $1.5 billion), the Fund pays its Investment Advisor a fee at the following annual rate:

Value of Assets	Rate
First $600 million	.25%
Next $700 million	.20
Over $1300 million	.15

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts falls below $600 million, the following fee schedule applies:

Value of Assets	Rate
First $25 million	.50%
Next $25 million	.375
Over $50 million	.25

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of March 31, 2012:

Fund	Rate
Large Cap Equity Fund	.288%
Small-Mid Cap Equity Fund	.476
International All Cap Equity Fund	.494

Investment Advisor fees attributable to the portions of the Global All Cap Equity Fund invested in the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund are accrued and paid from the Large Cap Equity Fund, the Small-Mid Cap Equity Fund or the International All Cap Equity Fund, as applicable, not from the Global All Cap Equity Fund. The Global All Cap Equity Fund pays no Investment Advisor fees directly.

Northern Trust Investments is paid a fee of .15% of the excess cash in the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF that is swept to the STIF or, in the case or the SARF, to the GSTIF. Northern Trust Investments was paid $582, $8,457, $2,495, $1,688 and $40,302 for the three-month period ended March 31, 2012, and was paid $1,118, $4,718, $2,188, $1,444 and $40,899 for the three-month period ended March 31, 2011 from the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF, respectively.

The Balanced Fund ceased offering its units on July 2, 2009 and investment of the equity portion of the Balanced Fund is invested through the Large Cap Equity Fund and investment of the debt portion of the Balanced Fund is invested through the Bond Core Plus Fund. Investment Advisor Fees are not charged directly to the Balanced Fund as the fees are charged to the Large Cap Equity Fund and the Bond Core Plus Fund in which the Balanced Fund invests.

Operational Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the three-month periods ended March 31, 2012 and March 31, 2011, these expenses totaled $655,804 and $715,952 respectively. Fees in the amount of approximately $25,212 and $54,567 for the registration of $220 million and $470 million of units with the SEC were paid during 2012 and 2011, respectively and are an operational cost for all the Funds. These operational costs are allocated to the Funds and the Balanced Fund based on net assets.

For purposes of these fee allocations, assets of the Balanced Fund invested through the Large Cap Equity Fund or the Bond Core Plus Fund are included under the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, and not under the Balanced Fund. Assets of the Global All Cap Equity Fund invested through the Large Cap Equity Fund or the Small Mid Cap Equity Fund or the International Equity Fund are included under the Large Cap Equity Fund or the Small Mid Cap Equity Fund or the International Equity Fund, as applicable, and not under the Global All Cap Equity Fund.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities and the Funds’ assets invested in collective investment funds, excluding U.S. Government securities and short-term investments, were as follows:

	For the three-month period ended March 31, 2012
	Purchases	Sales
Bond Core Plus Fund	$—	$129,582,737
Large Cap Equity Fund	87,113,649	116,303,269
Small-Mid Cap Equity Fund	45,731,966	52,535,897
International All Cap Equity Fund	17,467,536	21,955,908
Global All Cap Equity Fund*	536,822	23,788
Bond Index Fund	9,276,124	3,607,720
Large Cap Index Equity Fund	10,847,593	1,812,409
All Cap Index Equity Fund	4,406,626	6,203,344
Mid Cap Index Equity Fund	6,742,314	1,026,204
Small Cap Index Equity Fund	3,507,166	618,041
International Index Equity Fund	2,984,939	989,080
Real Asset Return Fund	3,935,231	970,775
Alternative Alpha Fund*	682,486	12,706
Lifetime Income Retirement Date Fund	4,964,125	1,196,586
2010 Retirement Date Fund	8,495,097	3,400,318
2020 Retirement Date Fund	18,936,881	1,853,733
2030 Retirement Date Fund	10,388,480	2,738,576
2040 Retirement Date Fund	5,791,135	1,711,829
2050 Retirement Date Fund*	279,185	89,572
Conservative Risk Fund	6,847,439	3,669,063
Moderate Risk Fund	6,180,187	3,947,870
Aggressive Risk Fund	2,994,333	1,015,214
Balanced Fund	15,000,000	25,199,876

*The Fund commenced investment operations on January 17, 2012.

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the three-month period ended March 31, 2012
	Purchases	Sales
Bond Core Plus Fund	$389,687,815	$285,415,319

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

Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) and the Global All Cap Equity Fund and the Balanced Fund, which indirectly engage in securities lending, no longer invest in the

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by the Funds that engage in securities lending was reinvested in a cash collateral pooled fund (the “ABA Members Collateral Fund”) managed by State Street Bank as securities lending agent (“Lending Agent”) and dedicated solely to the Funds that engage in securities lending. At the time of its formation, the ABA Members Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D. Thereafter, the overall level of securities loans made by the Funds will have a direct impact on the overall level of cash collateral held in the ABA Members Collateral Fund. For purposes of daily admissions and redemptions, the short-term portfolio instruments in the ABA Members Collateral Fund are currently valued on the basis of amortized cost, as provided for in the Investment Guidelines of the ABA Members Collateral Fund. Participant units in the ABA Members Collateral Fund are issued and redeemed on each business day (“valuation date”). Participant units in the ABA Members Collateral Fund were, through March 31, 2012, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the ABA Members Collateral Fund, the Lending Agent will notify the Trustee that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the Lending Agent may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

The ABA Members Collateral Fund’s per unit net asset values and the net asset value of the Funds and the Balanced Fund investing directly or indirectly in the ABA Members Collateral Fund, are reflected at fair value for financial reporting purposes and differ from the per unit net asset value calculated for purpose of transactions experienced by participants in their accounts.

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

At March 31, 2012, the Funds’ fair value of securities on loan and investments of collateral value received at amortized cost and fair value for securities loaned was as follows:

		Investments of Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value

Bond Core Plus Fund	$22,619,430	$23,089,049	$22,747,155

Large Cap Equity Fund	11,970,863	12,262,730	12,081,148

Small-Mid Cap Equity Fund	40,370,410	41,412,522	40,799,301

International All Cap Equity Fund	5,201,316	5,426,440	5,346,087

Units of the ABA Members Collateral Fund continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain dollar amount withdrawal limitations would apply to redemptions in connection with discontinuing participation in the securities lending program. At March 31, 2012, the market value of the

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

investments in the ABA Members Collateral Fund, as reported by its trustee, was approximately 98.519% of amortized cost. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions.

6. Participant Ownership

As of March 31, 2012, the following Funds had participants owning greater than 5% of the outstanding units of each Funds: Four participants owned 66.68% of the outstanding units of the Global All Cap Fund, seven participants owned 76.45% of the outstanding units of the Alternative Alpha Fund, one participant owned 5.53% of the outstanding units of the 2010 Retirement Date Fund, and four participants owned 57.84% of the outstanding units of the 2050 Retirement Date Fund.

7. Subsequent Events

Effective April 25, 2012, Northern Trust Investments has replaced Martin Currie Inc. with American Century Investment Management Inc. as Investment Advisor to provide investment advice with respect to a portion of the International All Cap Equity Fund.

Effective April 26, 2012, the AQR Risk Parity Fund, in which the Alternative Alpha Fund is invested, makes payments to ING Life in the amount of .10% on an annualized basis of the assets allocated to the AQR Risk Parity Fund for administrative services rendered on behalf of the Alternative Alpha Fund. Such payments are applied against, and thus reduce, the program expense fee otherwise payable on behalf of the Alternative Alpha Fund to ING Life. These payments are included in the operating expenses of the AQR Risk Parity Fund.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report, including, without limitation, those relating to the objectives and strategies of the investment options, constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The American Bar Association Members/Northern Trust Collective Trust (the “Collective Trust”) desires to take advantage of the “safe harbor” provisions of such Act and is including this special note to enable it to do so. Forward-looking statements included in this Report, or subsequently included in other publicly available documents filed with the Securities and Exchange Commission, and other publicly available statements issued or released by the Collective Trust, involve known and unknown risks, uncertainties and other factors which could cause the actual results performance or achievements of the investment options to differ materially from the future results, performance or achievements expressed or implied by such forward-looking statements. For a description of these factors, see the descriptions of each of the investment options found in Item 1, “Business” of the Collective Trust’s Annual Report on Form 10-K.

Quarter Ended March 31, 2012

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

For the quarter ended March 31, 2012, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.33%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.10% for the same period. The 3 Year Constant Maturity Treasury Yield does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses.

The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield for the quarter ended March 31, 2012. Outperformance for the quarter was primarily driven by an overweight to non-treasury sectors. The Fund’s market-to-book-value ratio increased slightly during the quarter from 102.8% to 103.0%, reflecting the strong performance of the underlying bond portfolios. The credit quality of the underlying bond portfolios remains strong with 79.0% of the portfolio’s securities rated AAA on average, as rated by S&P, Moody’s, and Fitch.

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the domestic bond market. The Bond Core Plus Fund invests its assets in a diversified portfolio of fixed-income securities.

For the quarter ended March 31, 2012, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 1.43%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 0.30% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended March 31, 2012. Outperformance was driven by the corporate sector and specifically holdings of well-capitalized financial institutions with healthy balance sheets and attractive yields. An overweight to Agency mortgage bonds and non-Agency mortgage backed securities was also a positive as investors sought riskier assets.

Large Cap Equity Fund

The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion.

For the quarter ended March 31, 2012, the Large Cap Equity Fund experienced a total return, net of expenses, of 13.59%. By comparison, the Russell 1000® Index produced an investment record of 12.90% for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended March 31, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 23% as of March 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection was the primary driver of outperformance and was particularly strong in the consumer-discretionary and financials sectors.

For the quarter ended March 31, 2012, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of March 31, 2012) negatively contributed to the performance of the Fund, but outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Stock selection within the financials and technology sectors was the primary driver of outperformance. Bank holdings experienced especially strong returns while holdings in the materials and energy sectors were modestly negative.

For the quarter ended March 31, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of March 31, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Weak stock selection as well as an underweight to the financials sector were the primary drivers of underperformance as financials was the strongest performing sector for the quarter.

For the quarter ended March 31, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 20% as of March 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Both stock selection and sector allocations were broadly beneficial and drove significant outperformance. In particular, security selection as well as sector weightings to information-technology, consumer staples and energy boosted relative returns.

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of small- to medium-capitalization U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

For the quarter ended March 31, 2012, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 12.32%. By comparison, the Russell 2500™ Index produced an investment record of 12.99% for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended March 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of March 31, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. The commercial services, interest-rate sensitive, and real estate investment trust sectors were the biggest detractors from performance for the period.

For the quarter ended March 31, 2012, the portion of the Small Mid-Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 14% as of March 31, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Weak stock selection was the primary driver of underperformance. Stock selection was especially weak in the healthcare and financials sectors.

For the quarter ended March 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of March 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was aided by positive stock selection in the financial services, technology and energy sectors. Within financial services, the positive momentum in the capital markets led to solid returns for certain brokers.

For the quarter ended March 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 14% as of March 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Both sector and stock selection added value in the period, though the underweight to the poorly performing utilities sector had the most impact on performance. Stock selection in the materials, consumer-discretionary and technology sectors was also positive.

For the quarter ended March 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 10% as of March 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the information-technology, industrials and financials sectors contributed the most to relative performance, while selection in energy and materials benefited to a lesser extent.

For the quarter ended March 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of March 31, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the information-technology and consumer-discretionary sectors, as well as an underweight to the outperforming consumer-discretionary sector detracted from performance.

For the quarter ended March 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 15% as of March 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection contributed the vast majority of outperformance with sector allocation providing a modest boost as well. In particular, selection was strongest in the financials sector and was also additive in the consumer-discretionary, consumer staples and industrial sectors.

For the quarter ended March 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of March 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Strong stock selection in the information-technology, consumer-discretionary, and healthcare sectors was the primary drivers of outperformance.

International All Cap Equity Fund

The International All Cap Equity Fund seeks to provide long-term capital appreciation through a diversified portfolio of primarily non-U.S. equity securities. The Fund seeks to diversify investments broadly among developed and emerging countries and generally to have at least three different countries represented in the portfolio. The Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of the international (non-U.S.) stock markets, through investing in a diversified portfolio of primarily (non-U.S.) stock markets.

For the quarter ended March 31, 2012, the International All Cap Equity Fund experienced a total return, net of expenses, of 10.53%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of 11.23% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended March 31, 2012, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of March 31, 2012) negatively contributed to the performance of the Fund, but outperformed the MSCI Europe, Australasia, Far East (“EAFE”) Value ND Index, against which the performance of this portion of the Fund is compared. The most significant source of positive performance was from a concentration of high-quality consumer staples franchises as well as positions in the energy sector.

For the quarter ended March 31, 2012, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 14% as of March 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Strong stock selection was the primary driver of positive performance highlighted by good selections in the financials, industrial, materials and consumer-discretionary sectors.

For the quarter ended March 31, 2012, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 24% as of March 31, 2012) positively contributed to the performance of the Fund, but underperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Underperformance was driven primarily by stock selection. An overweight position in the telecommunication services sector was negative, particularly the positions in certain defensive companies which experienced weaker performance for the quarter.

For the quarter ended March 31, 2012, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of March 31, 2012) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Overweight positions in the telecommunication and energy sectors were drivers of underperformance. Stock selection was a negative overall despite relatively strong selections in the materials and financials sectors.

For the quarter ended March 31, 2012, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 14% as of March 31, 2012) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. The primary contributor to performance was stock selection, with asset allocation essentially flat. The main detractors were the portfolio’s holdings in certain poor performing defensive companies.

Global All Cap Equity Fund

The Global All Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of global stock markets by investing primarily in equity securities of companies located throughout the world, including those domiciled in the U.S.

For the period from commencement of operations on January 17, 2012 to March 31, 2012, the Global All Cap Equity Fund experienced a total return, net of expenses, of 9.33%. By comparison, the MSCI ACWI Index produced an investment record of 8.66% for the same period. The MSCI ACWI Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the period beginning January 17, 2012 and ended March 31, 2012, the segment of the Global All Cap Equity Fund which is invested through the Large Cap Equity Fund (approximately 37% as of March 31, 2012) outperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund for such period, above, for a description of the performance of the Large Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the period beginning January 17, 2012 and ended March 31, 2012, the segment of the Global All Cap Equity Fund which is invested through the Small-Mid Cap Equity Fund (approximately 5% as of March 31, 2012) underperformed the Russell 2500 Index. Please refer to the discussion of the investment performance of the Small-Mid Cap Equity Fund for such period, above, for a description of the performance of the Small-Mid Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the period beginning January 17, 2012 and ended March 31, 2012, the segment of the Global All Cap Equity Fund which is invested through the International All Cap Equity Fund (approximately 58% as of March 31, 2012) underperformed the MSCI ACWI ex-US Index. Please refer to the discussion of the investment performance of the International All Cap Equity Fund for such period, above, for a description of the performance of the International All Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities included in such Index. The Barclays Capital U.S. Aggregate Bond Index is representative of the domestic investment-grade bond market.

For the quarter ended March 31, 2012, the Bond Index Fund experienced a total return, net of expenses, of 0.08%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 0.30% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the quarter ended March 31, 2012 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on market capitalization.

For the quarter ended March 31, 2012, the Large Cap Index Equity Fund experienced a total return, net of expenses, of 12.40%. By comparison, the S&P 500 produced an investment record of 12.59% for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the quarter ended March 31, 2012 was consistent with the S&P 500 after taking expenses into account.

All Cap Index Equity Fund

The All Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Russell 3000® Index by investing generally in securities included in such Index. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization.

For the quarter ended March 31, 2012, the All Cap Index Equity Fund experienced a total return, net of expenses, of 12.64%. By comparison, the Russell 3000 Index produced an investment record of 12.87% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the quarter ended March 31, 2012 was consistent with the Russell 3000 Index after taking expenses into account.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and represents approximately 7% of the U.S. equity market based on market capitalization.

For the quarter ended March 31, 2012, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of 13.29%. By comparison, the S&P MidCap 400 produced an investment record of 13.50% for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the quarter ended March 31, 2012 was consistent with the S&P MidCap 400 after taking expenses into account.

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

For the quarter ended March 31, 2012, the Small Cap Index Equity Fund experienced a total return, net of expenses, of 12.23%. By comparison, the Russell 2000 Index produced an investment record of 12.44% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the quarter ended March 31, 2012 was consistent with the Russell 2000 Index after taking expenses into account.

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

For the quarter ended March 31, 2012, the International Index Equity Fund experienced a total return, net of expenses, of 10.97%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 11.23% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the quarter ended March 31, 2012 was consistent with the MSCI ACWI ex-US Index after taking expenses into account.

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

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank and Trust Company, which we refer to as State Street Bank. During the quarter ended March 31, 2012, these funds were comprised of the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity Index SM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite performance of the benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the quarter ended March 31, 2012, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and was weighted based on the Fund’s target allocations to the asset classes to which these underlying benchmarks relate.

For the quarter ended March 31, 2012, the Fund experienced a total return, net of expenses, of 3.09%. By comparison, the composite benchmark produced an investment record of 3.34% for the same period. None of the indices comprising the composite benchmark includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of the Real Asset Return Fund for the quarter ended March 31, 2012 was consistent with its composite benchmark after taking expenses into account.

Alternative Alpha Fund

The Alternative Alpha Fund seeks to efficiently create exposure to a broad set of liquid asset classes by investing in a diversified portfolio of securities and instruments. These include Treasury Inflation Protected Securities, which we refer to as U.S. TIPS, other fixed-income securities, and a wide array of the major liquid asset classes, including global developed and emerging market equities, global nominal and inflation linked-government bonds, emerging market bonds, mortgage-backed securities, corporate and sovereign debt, the credit spreads of mortgage-backed securities, developed and emerging market currencies, commodities and derivatives with the objective of providing long-term total returns in excess of the yield on cash-equivalent investments.

For the period from commencement of operations on January 17, 2012 to March 31, 2012, the Fund experienced a total return, net of expenses, of 1.30%. By comparison, a combination of Standard & Poor’s 500 Index and Barclays Capital U.S. Aggregate Bond Index, each weighted 50%, produced an investment record of 4.52% for the same period. The Standard & Poor’s 500 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

The Alternative Alpha Fund’s assets are invested indirectly through allocation to the commingled investment vehicles managed by different Investment Advisors in percentages determined at the discretion of Northern Trust Investments. Income and gains attributable to the assets allocated to the commingled investment vehicle of each Investment Advisor to the Fund remain allocated to that vehicle unless and until reallocated by Northern Trust Investments, and any differences in relative investment performance of the investment vehicles can change the percentage of total assets of the Fund comprising each portion of the Fund.

For the quarter ended March 31, 2012, the portion of the Alternative Alpha Fund invested in the AQR Risk Parity Fund (approximately 40% as of March 31, 2012) negatively contributed to the performance of the Fund, as well as underperformed the 60% Standard & Poor’s 500 Index/40% Barclays Capital U.S. Aggregate Bond Index blended index against which the performance of this portion of the Fund is compared. The primary driver of underperformance was the portfolio’s lower volatility and more defensive posture as the equity market continued its strong rally.

For the quarter ended March 31, 2012, the portion of the Alternative Alpha Fund invested in the Wellington Trust Real Total Return Portfolio (approximately 60% as of March 31, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Consumer Price Index Core +3% , against which the performance of this portion of the Fund is compared. While exposures to commodities and emerging market factors were positive during the period, these were slightly offset by exposure to poor-performing global government bonds.

Retirement Date Funds

The Retirement Date Funds provide a series of diversified investment funds each of which is designed by State Street Bank to correspond to a particular time horizon to retirement. Each Retirement Date Fund has a different initial investment strategy representing different risk and reward characteristics that reflect the remaining time horizon to the most conservative investment mix. The longer the time horizon to the year in which a Retirement Date Fund will reach its most conservative investment mix, the greater is the Retirement Date Fund’s initial risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who have reached or are beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 30%). The 2010 Retirement Date Fund currently seeks to provide a blend of capital appreciation and stability of principal for participants planning to retire in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide long-term capital appreciation and more limited stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2040 and is comprised mainly of stocks with significant growth potential. The 2050 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2050 and is comprised mainly of stocks for significant growth potential.

The Retirement Date Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended March 31, 2012, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small Cap® Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Retirement Date Funds allocates assets from time to time. During the quarter ended March 31, 2012, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-US IMI Index, the S&P MidCap 400, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the quarter ended March 31, 2012, the Retirement Date Funds experienced a total return, net of expenses, of 4.69% for the Lifetime Income Retirement Date Fund, 5.03% for the 2010 Retirement Date Fund, 7.22% for the 2020 Retirement Date Fund, 8.76% for the 2030 Retirement Date Fund and 10.37% for the 2040 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 4.96%, 5.28%, 7.47%, 9.04%, and 10.61%, respectively, for the same period. For the period from commencement of operations on January 17, 2012 to March 31, 2012, the 2050 Retirement Date Fund experienced a total return, net of expenses, of 7.40%. By comparison, the composite benchmark for the 2050 Retirement Date Fund produced an investment record of 7.60% for the same period. None of the indices comprising the composite benchmarks includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the quarter or the period, as the case may be, ended March 31, 2012 was consistent with its respective composite benchmark after taking into account expenses and differences in rebalancing frequency inasmuch as each Retirement Date Fund is rebalanced to target asset allocations quarterly and its composite benchmark’s component weights remain static.

Target Risk Funds

The Target Risk Funds provide a series of diversified investment funds each of which is designed to correspond to a particular investment risk level. Each Target Risk Fund has a different investment strategy representing different risk and reward characteristics. The Conservative Risk Fund seeks to avoid significant loss of principal and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has a target equity exposure of 26%). The Moderate Risk Fund seeks to provide long-term capital appreciation and current income. The Aggressive Risk Fund seeks to provide long-term capital appreciation for participants and is comprised mainly of stocks for high growth potential.

The Target Risk Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the quarter ended March 31, 2012, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, the SSgA International Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the NTGI Collective Short Term Investment Fund and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund Class A.

The composite benchmark for each of the Target Risk Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Target Risk Funds allocates assets. During the quarter ended March 31, 2012, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, the Russell 3000® Index, the MSCI ACWI Ex-US Index, the Dow Jones U.S. Select REIT Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, the Merrill Lynch 3-Month T-Bill Index and the Dow Jones-UBS Commodity Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the quarter ended March 31, 2012, the Target Risk Funds experienced a total return, net of expenses, of 3.10% for the Conservative Risk Fund, 6.50% for the Moderate Risk Fund and 9.39% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of 3.28%, 6.72% and 9.64%, respectively, for the same period. None of the indices comprising the composite benchmarks includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Target Risk Fund for the quarter ended March 31, 2012 was consistent with its respective composite benchmark after taking expenses into account.

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

For the quarter ended March 31, 2012, the Balanced Fund experienced a total return, net of expenses, of 8.40%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 7.74% for the same period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the quarter ended March 31, 2012, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, outperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund for such period, above, for a description of the performance of the equity segment of the Balanced Fund for such period.

For the quarter ended March 31, 2012, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, outperformed the Barclays Capital U.S. Aggregate Bond Index. Please refer to a discussion of the investment performance of the Bond Core Plus Fund for such period, above, for a description of the performance of the debt segment of the Balanced Fund for such period.

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

For the quarter ended March 31, 2011, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of March 31, 2011) positively contributed to the performance of the Fund, but underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Stock selection was particularly strong in the financials and utilities sectors but was partially offset by certain selections in the telecommunications, information technology and industrials sectors. Additionally, being overweight to smaller capitalization companies was a negative as larger companies outperformed.

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

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities, which are representative of the domestic investment-grade bond market as included in such Index.

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

For the quarter ended March 31, 2011, the Small Cap Index Equity Fund experienced a total return, net of expenses, of 7.74%. By comparison, the Russell 2000 Index produced an investment record of 7.94% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

Effect on Performance of Certain Funds that Participate in Securities Lending for the Quarter Ended March 31, 2011

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

The Funds referred to above, either directly or indirectly through their investment in other funds and accounts managed by State Street Bank or its affiliates, participate in the State Street Bank securities lending program as described in Note 6 of the “Notes to Financial Statements.” The Funds participating in this program typically receive cash collateral at the time of lending with a value in excess of that of the loaned securities, and collateral is increased or decreased, respectively, as the value of the loaned securities increases or decreases. The cash collateral is invested for the account and risk of the participating funds in the cash collateral funds, which are managed by State Street Bank or its affiliates. For purposes of normal daily transaction activity, these cash collateral funds, as permitted under their governing agreements, value their investments on the basis of amortized cost, rather than current market values, to the extent that an investment is not in default or considered to be impaired. State Street Bank has informed the Collective Trust that none of the securities in the cash collateral funds was in default or considered to be impaired at March 31, 2011 and therefore purchases and redemptions of units in the cash collateral funds continue to be transacted at a value equivalent to $1.00 per unit (100% of principal invested), even though, on a market basis at March 31, 2011, the cash collateral funds had net asset values ranging from $.988 to $.991 per unit.

For financial reporting purposes under GAAP, each of these Funds has valued its direct and indirect investments in the cash collateral funds at their market values, and has recognized either unrealized gains or unrealized losses in the financial statements for the quarter ended March 31, 2011. Gains positively impacted, and losses negatively impacted, reported performance of each relevant Fund to the extent stated in its respective discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quarter Ended March 31, 2011. The unrealized gains were the result of partial reversals of unrealized losses recognized in previous periods. These unrealized losses, net of any previously unrealized gains partially reversing these losses, could further reverse, in whole or in part, over time to the extent that principal is eventually recovered on maturities or higher prices are realized upon sale of the underlying securities, although, as with any investment, such events are not assured of occurring, and future losses could be experienced for financial reporting purposes if the net asset values per unit of the cash collateral funds on a market basis decrease from their March 31, 2011 levels. However, these Funds have continued to value their investments in the cash collateral funds for purposes of Participant transactions at amortized-cost based value used by the cash collateral funds for daily transactions. Accordingly, actual returns experienced by Participants in the Funds based on net asset values for transaction purposes do not reflect the impact of any unrealized gains or losses.

For information on the effect of the unrealized gains or losses described above on the performance for financial reporting purposes of a particular Fund, see the discussion related to performance of such Fund above for the quarter ended March 31, 2011.

Item 4.	CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) of the Collective Trust, the Funds and the Balanced Fund. Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures of the Collective Trust, the Funds and the Balanced Fund were effective as of March 31, 2012.

Internal Control Over Financial Reporting: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust evaluated any change in the internal control over financial reporting of the Collective Trust, the Funds and the Balanced Fund that occurred during the fiscal quarter ended March 31, 2012 and determined that no change in the internal control over financial reporting occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of the Collective Trust, the Funds or the Balanced Fund.

The certifications of the Principal Executive Officer and the Principal Financial Officer of the Collective Trust filed herewith apply to the Collective Trust, each of the Funds and the Balanced Fund.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2012, the Collective Trust issued an aggregate of approximately $135 million in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

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

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

May 15, 2012	By:	/s/ Thomas R. Benzmiller
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

May 15, 2012	By:	/s/ Randal Rein
	Name:	Randal Rein
	Title:	Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Extension Presentation Linkbase Document.