Form 10-Q
period 2012-06-30
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2012-08-14
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED).

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments, at Fair Value (including Wrapper Contracts, at Value of $0 and $0, respectively) (cost $876,878,167 and $866,813,202, respectively)	$911,199,847	$893,870,854
Northern Trust Global Investments - Collective Government Short Term Investment Fund (cost $99,390,326 and $115,820,756, respectively)	99,390,326	115,820,756
Receivable for fund units sold	387,876	1,452,753
Interest and dividends receivable	1,154	1,019
Other assets	30,537	39,257

Total assets	1,011,009,740	1,011,184,639

Liabilities
ING—program fee payable	422,062	428,403
Trustee, management and administration fees payable	71,734	75,725
ABA Retirement Funds—program fee payable	58,233	61,465
Payable for legal and audit services	35,834	142,250
Payable for compliance consultant fees	79,689	74,967
Payable for reports to unitholders	20,848	20,031
Payable for registration fees	182,613	136,158
Other accruals	7,529	13,601

Total liabilities	878,542	952,600

Net Assets at fair value	1,010,131,198	1,010,232,039

Adjustment from fair value to contract value for fully benefit responsive contracts	(34,321,680)	(27,057,652)

Net Assets (equivalent to $36.30 and $36.06 per unit based on 26,881,745 and 27,266,480 units outstanding, respectively)	$975,809,518	$983,174,387

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income
Dividends	$5,301,822	$4,536,295	$10,722,935	$9,394,246
Interest—affiliated issuers	40,457	44,109	83,439	92,767

Total investment income	5,342,279	4,580,404	10,806,374	9,487,013

Expenses
ING—program fee	1,264,528	1,255,220	2,488,217	2,518,581
Trustee, management and administration fees	216,558	213,356	434,950	426,745
Investment advisory fee	367,747	361,396	735,728	719,037
ABA Retirement Funds—program fee	176,657	175,136	351,656	349,560
Legal and audit fees	69,124	75,478	136,781	152,049
Compliance consultant fees	40,167	39,647	80,439	79,864
Reports to unitholders	4,820	6,377	9,653	12,836
Registration fees	46,916	52,649	93,953	106,058
Other fees	9,640	9,530	19,306	19,160

Total expenses	2,196,157	2,188,789	4,350,683	4,383,890

Less: Expense reimbursement	(32,121)	—	(71,023)	—

Net expenses	2,164,036	2,188,789	4,279,660	4,383,890

Net investment income (loss)	3,178,243	2,391,615	6,526,714	5,103,123

Net increase (decrease) in net assets resulting from operations	$3,178,243	$2,391,615	$6,526,714	$5,103,123

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2012
From operations
Net investment income (loss)	$6,526,714

Net increase (decrease) in net assets resulting from operations	6,526,714

From unitholder transactions
Proceeds from units issued	110,493,470
Cost of units redeemed	(124,385,053)

Net increase (decrease) in net assets from unitholder transactions	(13,891,583)

Net increase (decrease) in net assets	(7,364,869)
Net Assets
Beginning of period	983,174,387

End of period	$975,809,518

Number of units
Outstanding-beginning of period	27,266,480
Issued	3,054,367
Redeemed	(3,439,102)

Outstanding-end of period	26,881,745

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$0.20	$0.17	$0.40	$0.35
Expenses†,††	(0.08)	(0.08)	(0.16)	(0.16)

Net investment income (loss)	0.12	0.09	0.24	0.19

Net increase (decrease) in unit value	0.12	0.09	0.24	0.19
Net asset value at beginning of period	36.18	35.75	36.06	35.65

Net asset value at end of period	$36.30	$35.84	$36.30	$35.84

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.89%	0.91%	0.88%	0.92%
Ratio of net investment income
(loss) to average net assets*	1.31%	0.99%	1.35%	1.07%
Total return**	0.33%	0.25%	0.67%	0.53%
Net assets at end of period (in thousands)	$975,810	$966,109	$975,810	$966,109

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Issuer Name	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
SYNTHETIC GUARANTEED INVESTMENT CONTRACTS - (90.2%)
ING	A-	60313	No Stated Maturity	Variable	2.43	364,927,809	—	(12,014,150)	352,913,659
PRUDENTIAL INSURANCE CO. OF AMERICA	AA-	GA-62318	No Stated Maturity	Variable	2.32	359,710,671	—	(15,816,270)	343,894,401
UNITED OF OMAHA LIFE INSURANCE CO.	A+	SVW-15429	No Stated Maturity	Variable	2.56	186,561,367	—	(6,491,260)	180,070,107

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS						911,199,847	—	(34,321,680)	876,878,167

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS GALLIARD MANAGED PORTFOLIO — 55.9%
Agency — 6.7%
Federal Home Loan Banks MN29	2,080,000	3.63	05/29/2013	2,143,461

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Agency (Continued)
Federal Home Loan Mortgage Corp. AO25	4,400,000	4.63	10/25/2012	4,462,172
Federal Home Loan Mortgage Corp. FA25	8,300,000	1.38	02/25/2014	8,439,772
Federal Home Loan Mortgage Corp. JD28	4,275,000	3.75	06/28/2013	4,425,309
Federal Home Loan Mortgage Corp. JD29	4,350,000	1.00	06/29/2017	4,360,571
Federal Home Loan Mortgage Corp. JJ9	3,335,000	1.38	01/09/2013	3,354,843
Federal National Mortgage Association AO15	2,495,000	4.63	10/15/2013	2,633,547
Federal National Mortgage Association JD26	7,250,000	1.50	06/26/2013	7,339,030
Federal National Mortgage Association JJ12	410,000	3.88	07/12/2013	425,359
Federal National Mortgage Association MN19	4,400,000	4.75	11/19/2012	4,476,956
Federal National Mortgage Association MN27	5,105,000	0.50	05/27/2015	5,101,273
Federal National Mortgage Association MS15	7,660,000	4.38	03/15/2013	7,881,144
Overseas Private Investment Corp.	4,100,000	—	04/15/2013	4,097,130
Overseas Private Investment Corp.	3,500,000	—	05/02/2013	3,508,295
Overseas Private Investment Corp.	2,000,000	—	05/02/2013	2,050,200
Overseas Private Investment Corp.	600,000	—	05/02/2014	618,660

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Agency (Continued)
Petroleos Mexicanos JD20	2,800,000	1.95	12/20/2022	2,800,000

				68,117,722

Asset Backed — 7.3%
Ally Auto Receivables Trust, Series 2011-2, Class A3 Mo-15	2,700,000	1.18	04/15/2015	2,714,418
Ally Auto Receivables Trust, Series 2011-3, Class A3 Mo-15	2,980,000	0.97	08/17/2015	2,992,307
Ally Auto Receivables Trust, Series 2011-4, Class A2 Mo-15	764,149	0.65	03/17/2014	764,424
AmeriCredit Automobile Receivables Trust Mo-8	986,956	0.90	09/08/2014	987,608
AmeriCredit Automobile Receivables Trust, Series 2011-1, Class A2 Mo-8	329,540	0.84	06/09/2014	329,642
AmeriCredit Automobile Receivables Trust, Series 2011-3, Class A2 Mo-8	403,506	0.84	11/10/2014	403,958
AmeriCredit Automobile Receivables Trust, Series 2011-4, Class A2 Mo-8	328,683	0.92	03/09/2015	329,265
AmeriCredit Automobile Receivables Trust, Series 2012-1, Class A2 Mo-8	1,825,000	0.91	01/08/2014	1,828,997

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
AmeriCredit Automobile Receivables Trust, Series 2012-3, Class A2 Mo-9	2,250,000	0.71	03/09/2014	2,250,067
Brazos Higher Education Authority, Series 2011-1, Class A1 FMAN25	955,920	0.92	02/25/2020	955,929
Brazos Higher Education Authority, Series 2011-2, Class A1 JAJO25	970,493	1.02	01/27/2020	968,630
CNH Equipment Trust, Series 2011-A, Class A2 Mo-15	68,672	0.62	06/16/2014	68,675
CNH Equipment Trust, Series 2011-B, Class A2 Mo-15	1,975,439	0.71	12/15/2014	1,976,012
CNH Equipment Trust, Series 2011-C, Class A2 Mo-15	2,775,000	0.90	10/15/2013	2,781,133
CNH Equipment Trust, Series 2012-B, Class A3 Mo-15	2,800,000	0.86	12/15/2015	2,800,876
Discover Card Master Trust, Series 2012-A1, Class A1 Mo-15	2,250,000	0.81	08/15/2017	2,252,903
Educational Funding of the South, Inc., Series 2011-1, Class A1 JAJO25	1,834,395	1.02	10/25/2021	1,834,401
Ford Credit Auto Owner Trust, Series 2011-A, Class A3 Mo-15	1,827,556	0.97	01/15/2015	1,832,582
Ford Credit Auto Owner Trust, Series 2011-B, Class A3 Mo-15	1,150,000	0.84	06/15/2015	1,152,921
GE Capital CC Master Trust, Series 2012-5, Class A Mo-15	2,450,000	0.95	06/15/2018	2,449,346

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
GE Dealer Floorplan Master Note Trust, Series 2011-1, Class A Mo-20	400,000	0.84	07/20/2016	401,656
GE Dealer Floorplan Master Note Trust, Series 2011-1, Class A3 Mo-20	1,700,000	1.00	10/20/2014	1,705,134
GE Equipment Midticket LLC, Series 2011-1, Class A2 Mo-22	2,502,625	0.72	05/22/2014	2,503,351
GE Equipment Transportation LLC, Series 2012-1, Class A3 Mo-22	1,700,000	0.99	11/23/2015	1,703,808
Honda Auto Receivables Owner Trust, Series 2011-2, Class A3 Mo-18	2,175,000	0.94	03/18/2015	2,182,091
Honda Auto Receivables Owner Trust, Series 2012-1, Class A3 Mo-15	1,650,000	0.77	01/15/2016	1,651,535
John Deere Owner Trust, Series 2011-A, Class A3 Mo-15	1,875,000	1.29	01/15/2016	1,888,200
John Deere Owner Trust, Series 2012-A, Class A3 Mo-15	2,500,000	0.75	03/15/2016	2,502,875
Mercedes-Benz Auto Receivables Trust, Series 2011-1, Class A3 Mo-15	1,450,000	0.85	03/16/2015	1,454,321
Montana Higher Education Student Assistance Corp., Series 2012-1, Class A1 Mo-20	2,717,847	0.85	09/20/2022	2,717,847

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
NCUA Guaranteed Notes JD12	1,500,000	1.40	06/12/2015	1,529,610
NCUA Guaranteed Notes Mo-12	2,725,000	0.26	06/12/2013	2,724,210
NCUA Guaranteed Notes Mo-9	2,305,314	0.70	10/07/2020	2,309,994
NCUA Guaranteed Notes, Series 2010-A1, Class A Mo-7	4,319,102	0.60	12/07/2020	4,334,564
NCUA Guaranteed Notes, Series 2011-R4, Class 1A Mo-7	575,446	0.63	03/06/2020	575,716
NCUA Guaranteed Notes, Series 2011-R6, Class 1A Mo-7	1,046,560	0.63	05/07/2020	1,046,887
Nissan Auto Receivables Owner Trust, Series 2011-A, Class A3 Mo-15	2,675,000	1.18	02/16/2015	2,692,468
North Carolina State Education Assistance Authority, Series 2011-2, Class A1 JAJO25	1,389,393	0.92	10/26/2020	1,377,861
Panhandle-Plains Higher Education Authority, Inc., Series 2011-1, Class A1 JAJO1	1,387,507	0.96	10/01/2018	1,385,246
Santander Drive Auto Receivables Trust, Series 2011-1, Class A2 Mo-15	746,611	0.94	02/18/2014	746,745
Santander Drive Auto Receivables Trust, Series 2011-2, Class A2 Mo-15	476,332	1.04	04/15/2014	476,699

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Santander Drive Auto Receivables Trust, Series 2011-3, Class A2 Mo-15	1,023,057	1.11	08/15/2014	1,025,287
Santander Drive Auto Receivables Trust, Series 2012-2, Class A2 Mo-15	900,000	0.91	10/15/2013	901,629
SLM Student Loan Trust, Series 2010-1, Class A Mo-25	1,123,141	0.65	03/25/2025	1,124,657
United States Small Business Administration, Series 2006-10A, Class 1 MS1	424,197	5.52	03/10/2016	455,991
United States Small Business Administration, Series 2006-10B, Class A MS1	413,175	5.54	09/10/2016	451,721

				73,544,197

Commercial Mortgage Backed Securities — 3.8%
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2006-2, Class A4 Mo-1	2,500,000	5.73	05/10/2045	2,850,174
Banc of America Merrill Lynch Commercial Mortgage, Inc. 2 A4 Mo-1	655,000	5.06	03/11/2041	678,515
Banc of America Merrill Lynch Commercial Mortgage, Inc. 2 A5 Mo-1	2,575,000	4.86	07/10/2043	2,801,935

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2005-5, Class A4 Mo-1	1,700,000	5.12	10/10/2045	1,896,282
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2006-1, Class A4 Mo-1	1,500,000	5.37	09/10/2045	1,666,770
CFCRE Commercial Mortgage Trust, Series 2011-C2, Class A1 Mo-1	2,232,471	1.56	12/15/2021	2,250,778
Credit Suisse First Boston Mortgage Securities Corp. C5 A4 Mo-1	2,500,000	5.10	08/15/2038	2,756,475
GE Capital Mortgage Corp., Series 2005-C3, Class A7A Mo-1	2,500,000	4.97	07/10/2045	2,749,000
GS Mortgage Security Corp. II, Series 2005-GG4, Class A4A Mo-1	1,775,000	4.75	07/10/2039	1,916,219
JP Morgan Chase Commercial Mortgage Securities Corp. LDP5 A4 Mo-1	2,300,000	5.36	12/15/2044	2,573,056
JP Morgan Chase Commercial Mortgage Securities Corp. ML1A A2 Mo-1	1,900,000	4.77	03/12/2039	1,926,315
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2005-CB11, Class A4 Mo-1	1,700,000	5.34	08/12/2037	1,867,705

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
LB-UBS Commercial Mortgage Trust C2 A4 Mo-11	2,550,000	4.37	03/15/2036	2,666,229
Merrill Lynch Mortgage Trust Mo-1	2,413,000	4.75	06/12/2043	2,624,113
Merrill Lynch Mortgage Trust, Series 2004 KEY2, Class A2 Mo-1	219,759	4.17	08/12/2039	221,495
Morgan Stanley Capital I, Inc. HQ5 A4 Mo-1	2,575,000	5.17	01/14/2042	2,776,417
Morgan Stanley Capital I, Inc., Series 2005-IQ10, Class A4A Mo-1	2,500,000	5.23	09/15/2042	2,761,425
Morgan Stanley Dean Witter Capital I, Series 2002-IQ3, Class A4 Mo-1	1,523,190	5.08	09/15/2037	1,534,371

				38,517,274

Corporate — 10.0%
American Express Credit Corp. JD12	400,000	1.75	06/12/2015	404,544
AT&T, Inc. FA15	1,500,000	4.85	02/15/2014	1,597,890
AT&T, Inc. MS15	250,000	5.10	09/15/2014	272,958
Bank of Montreal JAJO29	1,800,000	0.94	04/29/2014	1,805,940
Bank of New York Mellon Corp. FA20	700,000	1.20	02/20/2015	703,787
BB&T Corp. AO28	450,000	2.05	04/28/2014	459,207
BB&T Corp. JAJO28	1,250,000	1.17	04/28/2014	1,256,825
Berkshire Hathaway Finance Corp. MN15	770,000	1.60	05/15/2017	775,359

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
BHP Billiton Finance USA Ltd. FA24	1,100,000	1.63	02/24/2017	1,107,557
BNP Paribas FA23	1,250,000	3.60	02/23/2016	1,264,375
BNP Paribas JAJO10	450,000	1.36	01/10/2014	440,595
BNY Mellon N.A. JD15	1,132,000	4.75	12/15/2014	1,221,496
Bottling Group LLC MS15	750,000	6.95	03/15/2014	828,862
BP Capital Markets PLC AO1	450,000	3.13	10/01/2015	478,408
Campbell Soup Co. FA15	750,000	3.38	08/15/2014	791,385
Carolina Power & Light Co. AO1	950,000	5.15	04/01/2015	1,056,124
Carolina Power & Light Co. JD15	800,000	5.25	12/15/2015	910,336
Caterpillar Financial Services Corp. AO1	450,000	1.65	04/01/2014	457,249
Caterpillar Financial Services Corp. FA17	1,125,000	6.13	02/17/2014	1,221,671
Caterpillar Financial Services Corp. FA17	300,000	4.75	02/17/2015	328,131
Chevron Corp. MS3	1,500,000	3.95	03/03/2014	1,582,515
Cisco Systems, Inc. MS14	1,750,000	1.63	03/14/2014	1,783,232
Citigroup, Inc. JAJO1	325,000	1.39	04/01/2014	319,800
Citigroup, Inc. MS2	1,300,000	2.65	03/02/2015	1,299,844
City of Farmers Branch TX FA15	125,000	4.02	02/15/2016	137,652
City of Fort Worth TX MS1	250,000	5.13	03/01/2021	278,142
City of Madison WI AO1	500,000	1.25	10/01/2014	510,815
City of Madison WI AO1	500,000	3.00	10/01/2015	535,430
City of Norfolk VA JJ1	1,550,000	2.09	01/01/2014	1,560,726
City of Suffolk VA FA1	235,000	3.29	02/01/2014	245,089

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Coca-Cola Co. MN15	450,000	1.50	11/15/2015	459,761
Coca-Cola Co. MS15	835,000	3.63	03/15/2014	877,568
Cooperatieve Centrale Raiffeisen- Boerenleenbank B.A. JJ19	1,450,000	3.38	01/19/2017	1,492,326
County of Charles MD MS1	650,000	5.00	03/01/2013	669,026
County of Kent MI AO1	1,250,000	2.00	04/01/2013	1,264,088
County of La Crosse WII AO1	385,000	2.45	10/01/2015	406,918
County of Travis TX MS1	365,000	2.79	03/01/2016	388,528
Credit Suisse JJ14	1,250,000	2.20	01/14/2014	1,258,125
Credit Suisse USA, Inc. JJ15	500,000	4.88	01/15/2015	536,491
Deutsche Bank A.G./London JJ11	1,150,000	3.25	01/11/2016	1,183,523
Diageo Capital PLC MN11	500,000	1.50	05/11/2017	501,840
Diageo Finance B.V. JJ15	1,150,000	3.25	01/15/2015	1,217,574
Duke Energy Ohio, Inc. JD15	270,000	2.10	06/15/2013	274,093
EI du Pont de Nemours & Co. MS15	1,000,000	4.75	03/15/2015	1,103,830
EI du Pont de Nemours & Co. MS25	400,000	1.75	03/25/2014	407,964
General Dynamics Corporation FA1	500,000	5.25	02/01/2014	536,195
General Electric Capital Corp. JAJO7	400,000	1.09	04/07/2014	399,648
General Electric Capital Corp. JJ7	1,750,000	2.10	01/07/2014	1,777,212
General Electric Capital Corp. MN9	400,000	2.25	11/09/2015	408,116
Genzyme Corp. JD15	1,050,000	3.63	06/15/2015	1,126,472
GlaxoSmithKline Capital PLC MN8	800,000	0.75	05/08/2015	799,912
GlaxoSmithKline Capital, Inc. AO15	400,000	4.38	04/15/2014	426,100
Goldman Sachs Group, Inc. FA7	450,000	3.63	02/07/2016	450,050
Goldman Sachs Group, Inc. FMAN7	1,500,000	1.47	02/07/2014	1,482,075

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Honeywell International, Inc. FA15	1,300,000	3.88	02/15/2014	1,372,124
HSBC Bank USA AO1	1,550,000	4.63	04/01/2014	1,615,736
Intel Corp. AO1	980,000	1.95	10/01/2016	1,015,603
International Business Machines Corp. JJ5	1,300,000	2.00	01/05/2016	1,342,289
John Deere Capital Corp. MS3	1,500,000	1.60	03/03/2014	1,523,595
JPMorgan Chase & Co	2,050,000	3.45	03/01/2016	2,124,784
Key Bank N.A. MS26	1,265,000	5.09	03/26/2015	1,377,876
Metropolitan Council MS1	800,000	2.50	03/01/2013	810,936
Microsoft Corp. JD1	1,925,000	2.95	06/01/2014	2,012,222
New York State Dormitory Authority MS15	1,400,000	1.30	03/15/2014	1,420,062
Occidental Petroleum Corp. FA1	600,000	2.50	02/01/2016	628,890
Peco Energy Co. AO15	425,000	5.60	10/15/2013	451,915
PepsiAmericas, Inc. FA15	1,050,000	4.38	02/15/2014	1,110,900
Port of Seattle WA JD1	1,000,000	3.07	12/01/2015	1,039,120
Potomac Electric Power Co. AO15	500,000	4.65	04/15/2014	531,010
Praxair, Inc. MS31	1,611,000	4.38	03/31/2014	1,712,509
Protective Life Secured Trusts MS28	900,000	5.45	09/28/2012	910,134
Province of Ontario Canada JJ27	1,450,000	1.38	01/27/2014	1,468,662
Public Service Co. of Colorado AO1	1,200,000	5.50	04/01/2014	1,299,012
Public Service Electric & Gas Co. JJ1	225,000	5.00	01/01/2013	229,856
Public Service Electric & Gas Co. MN1	250,000	2.70	05/01/2015	262,840
Puget Sound Energy, Inc. AO1	1,435,000	5.20	10/01/2015	1,614,017

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Rio Tinto Finance USA Ltd. MN20	1,250,000	2.50	05/20/2016	1,299,075
Rio Tinto Finance USA Ltd. MS22	400,000	2.00	03/22/2017	407,764
Rosemount-Apple Valley-Eagan Independent School District No. 196 FA1	200,000	4.25	02/01/2016	222,008
Royal Bank of Canada MS13	1,725,000	1.15	03/13/2015	1,728,916
Sanofi MS28	750,000	1.63	03/28/2014	762,615
Shell International Finance B.V. JD28	1,600,000	3.10	06/28/2015	1,706,992
Simon Property Group L.P. JD1	450,000	5.75	12/01/2015	502,785
Simon Property Group L.P. JD15	1,250,000	5.10	06/15/2015	1,360,100
Southern California Edison Co. JJ15	550,000	5.00	01/15/2014	587,043
Southern California Edison Co. MS15	1,250,000	5.75	03/15/2014	1,354,663
Southern California Gas Co. AO1	850,000	4.80	10/01/2012	858,908
Southern California Gas Co. MS15	250,000	5.50	03/15/2014	269,882
State Street Corp. MS7	1,400,000	2.88	03/07/2016	1,482,894
Target Corp. JAJO18	360,000	0.64	07/18/2014	361,022
Target Corp. JJ18	160,000	1.13	07/18/2014	161,483
Thermo Fisher Scientific, Inc.	500,000	3.20	05/01/2015	531,625
Toronto-Dominion Bank JJ14	620,000	1.38	07/14/2014	627,700
Total Capital Canada Ltd. JJ28	1,650,000	1.63	01/28/2014	1,675,872

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Total Capital S.A. JD24	400,000	3.00	06/24/2015	424,508
Toyota Motor Credit Corp. JJ11	1,250,000	2.80	01/11/2016	1,313,325
Toyota Motor Credit Corp. JJ12	500,000	2.05	01/12/2017	511,070
Travelers Cos., Inc. JD1	1,800,000	5.50	12/01/2015	2,031,480
U.S. BanCorp JJ27	600,000	2.45	07/27/2015	622,770
Unilever Capital Corp. FA15	1,250,000	3.65	02/15/2014	1,312,762
United Parcel Service, Inc. AO1	500,000	3.88	04/01/2014	527,535
United Technology Corp. JD1	230,000	1.20	06/01/2015	232,677
University of California JJ1	625,000	0.89	07/01/2013	627,469
US Bank N.A./Cincinnati OH FA4	1,150,000	6.30	02/04/2014	1,245,024
Verizon Communications, Inc. MS28	250,000	1.95	03/28/2014	255,513
Wal-Mart Stores, Inc. AO15	700,000	1.63	04/15/2014	713,342
Wal-Mart Stores, Inc. MN15	1,200,000	3.20	05/15/2014	1,259,568
Wisconsin Public Service Corp. JD1	1,060,000	4.80	12/01/2013	1,113,540
Yale University AO15	1,370,000	2.90	10/15/2014	1,443,815

				100,493,216

Mortgage Pass — Through — 19.6%
Fannie Mae Pool #467149 Mo-1	1,845,137	2.82	01/01/2016	1,948,225
Fannie Mae Pool #467186 Mo-1	3,800,000	2.82	02/01/2016	4,015,764
Fannie Mae Pool #467379 Mo-1	1,861,671	2.77	02/01/2016	1,964,416
Fannie Mae Pool #467617 Mo-1	1,497,000	2.93	03/01/2016	1,587,254
Fannie Mae Pool #467646 Mo-1	809,574	3.07	03/01/2016	859,986
Fannie Mae Pool #467730 Mo-1	3,006,624	3.18	04/01/2016	3,206,745
Fannie Mae Pool #467964 Mo-1	4,375,000	2.92	04/01/2016	4,634,306
Fannie Mae Pool #468311 Mo-1	3,032,153	2.82	06/01/2016	3,210,231

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through (Continued)
Fannie Mae Pool #470107 Mo-1	2,722,386	1.94	01/01/2017	2,809,285
Fannie Mae Pool #725206 Mo-1	1,646,561	5.50	02/01/2034	1,810,196
Fannie Mae Pool #725222 Mo-1	2,517,489	5.50	02/01/2034	2,767,677
Fannie Mae Pool #791030 Mo-1	1,419,486	2.66	07/01/2034	1,509,807
Fannie Mae Pool #AB2791 Mo-1	3,949,907	3.50	04/01/2021	4,176,750
Fannie Mae Pool #AB3885 Mo-1	2,206,794	3.00	11/01/2021	2,325,939
Fannie Mae Pool #AB4843 Mo-1	2,946,469	2.50	04/01/2022	3,069,690
Fannie Mae Pool #AI3571 Mo-1	3,065,671	3.31	06/01/2041	3,215,368
Fannie Mae Pool #AI4379 Mo-1	2,297,113	3.29	11/01/2041	2,416,126
Fannie Mae Pool #AJ2155 Mo-1	1,848,287	2.71	10/01/2041	1,922,921
Fannie Mae Pool #AJ3160 Mo-1	2,592,266	2.66	10/01/2041	2,694,505
Fannie Mae Pool #AJ3295 Mo-1	2,959,270	2.67	11/01/2041	3,076,753
Fannie Mae Pool #AJ9748 Mo-1	4,923,022	3.50	01/01/2027	5,207,278
Fannie Mae Pool #AK2348 Mo-1	5,239,830	2.33	02/01/2042	5,437,528
Fannie Mae Pool #AK4888 Mo-1	2,573,445	2.48	03/01/2042	2,666,115
Fannie Mae Pool #AK5978 Mo-1	848,650	3.50	03/01/2027	897,651
Fannie Mae Pool #AK5980 Mo-1	502,678	3.50	03/01/2027	531,702
Fannie Mae Pool #AK5982 Mo-1	836,295	3.50	03/01/2027	884,583
Fannie Mae Pool #AK5983 Mo-1	2,888,119	3.50	03/01/2027	3,054,879
Fannie Mae Pool #AK8176 Mo-1	2,691,182	2.35	03/01/2042	2,784,673
Fannie Mae Pool #AK8952 Mo-1	2,470,306	2.35	05/01/2042	2,558,792
Fannie Mae Pool #AO4573 Mo-1	2,664,355	2.17	06/01/2042	2,749,934
Fannie Mae Pool #MA0740 Mo-1	2,825,363	3.50	05/01/2021	2,993,359
Fannie Mae Pool #MA0793 Mo-1	5,425,785	3.50	07/01/2021	5,737,388
Fannie Mae Pool #MA0815 Mo-1	4,423,360	3.50	08/01/2021	4,677,393
Fannie Mae Pool #MA0845 Mo-1	6,406,141	3.50	09/01/2021	6,774,045

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass —Through (Continued)
Fannie Mae Pool #MA0865 Mo-1	1,878,215	3.00	10/01/2021	1,979,619
Fannie Mae Pool #MA0909 Mo-1	3,004,642	3.00	11/01/2021	3,166,863
Fannie Mae Pool #MA0957 Mo-1	2,472,824	3.00	12/01/2022	2,606,332
Fannie Mae Pool #MA1036 Mo-1	2,595,760	2.50	03/01/2022	2,704,315
Fannie Mae Pool #MA1079 Mo-1	4,980,299	2.50	05/01/2022	5,188,575
Fannie Mae Pool Mo-1	2,700,000	2.50	06/01/2022	2,761,171
Fannie Mae REMICS, Series 2005-100, Class BA Mo-1	1,282,210	5.50	04/25/2024	1,312,415
Fannie Mae REMICS, Series 2005-8, Class CA Mo-1	625,107	5.00	10/25/2023	641,741
Fannie Mae REMICS, Series 2006-64, Class PB Mo-1	3,810,282	5.50	09/25/2033	3,889,955
Fannie Mae REMICS, Series 2008-80, Class ME Mo-1	425,646	5.00	05/25/2032	442,825
Fannie Mae REMICS, Series 2011-41, Class NB Mo-1	1,543,436	4.00	10/25/2036	1,616,116
Federal Home Loan Banks, Series QR 9012, Class 1 Mo-15	8,308,521	5.00	08/15/2012	8,614,607
FHLMC Multifamily Structured Pass Through Certificates, Series K701, Class A2 Mo-1	2,500,000	3.88	11/25/2017	2,772,200
Freddie Mac Gold Pool #G04774 Mo-1	3,379,352	4.50	01/01/2038	3,615,400
Freddie Mac Gold Pool #J19194 Mo-1	5,277,512	3.00	05/01/2027	5,565,981

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
Freddie Mac Non Gold Pool #1B8747 Mo-1	1,242,796	2.97	09/01/2041	1,306,278
Freddie Mac Non Gold Pool #1B8804 Mo-1	2,195,135	2.80	10/01/2041	2,297,582
Freddie Mac Non Gold Pool #1B8908 Mo-1	1,696,418	2.75	11/01/2041	1,765,836
Freddie Mac Non Gold Pool #1J1467 Mo-1	1,255,926	2.51	12/01/2036	1,339,596
Freddie Mac Non Gold Pool #1J1516 Mo-1	1,751,802	6.41	02/01/2037	1,899,549
Freddie Mac Non Gold Pool #1N0273 Mo-1	801,731	2.58	08/01/2036	850,790
Freddie Mac Non Gold Pool #2B0244 Mo-1	2,655,016	2.48	02/01/2042	2,749,561
Freddie Mac Non Gold Pool #2B0307 Mo-1	4,685,978	2.44	03/01/2042	4,851,768
Freddie Mac Non Gold Pool #2B0438 Mo-1	2,713,050	2.40	05/01/2042	2,808,251
Freddie Mac Reference REMIC, Series R003, Class VA Mo-1	1,323,849	5.50	08/15/2016	1,354,363
Freddie Mac Reference REMIC, Series R011, Class AB Mo-1	517,968	5.50	12/15/2020	529,985
Freddie Mac REMICS, Series 2684, Class PE Mo-1	1,769,995	5.00	01/15/2033	1,862,990
Freddie Mac REMICS, Series 2764, Class UE Mo-1	630,000	5.00	10/15/2032	674,686

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
Freddie Mac REMICS, Series 2797, Class PG Mo-1	493,517	5.50	01/15/2033	515,148
Freddie Mac REMICS, Series 2810, Class PD Mo-1	192,035	6.00	06/15/2033	201,585
Freddie Mac REMICS, Series 2864, Class LE Mo-1	303,333	5.00	06/15/2033	313,428
Freddie Mac REMICS, Series 2955, Class OG Mo-1	253,327	5.00	07/15/2033	261,297
Freddie Mac REMICS, Series 2962, Class JQ Mo-1	200,312	5.50	01/15/2034	210,332
Freddie Mac REMICS, Series 3351, Class PK Mo-1	1,733,677	5.50	01/15/2032	1,748,136
Ginnie Mae II Pool #725641 Mo-1	3,729,798	5.24	05/20/2060	4,214,251
Ginnie Mae II Pool #731464 Mo-1	1,714,171	5.36	05/20/2060	1,936,442
Ginnie Mae II Pool #742601 Mo-1	1,451,650	5.31	07/20/2060	1,649,602
Ginnie Mae II Pool #757312 Mo-1	703,667	4.30	12/20/2060	769,885
Ginnie Mae II Pool #82958 Mo-1	2,432,899	2.50	10/20/2041	2,537,513
Ginnie Mae II Pool #82997 Mo-1	1,721,766	2.50	12/20/2041	1,795,802
Ginnie Mae II Pool #MA0046 Mo-1	2,543,184	2.50	04/20/2042	2,655,084
Ginnie Mae II Pool Mo-1	3,710,174	5.59	02/20/2060	4,203,234
TBA (Galliard)	4,000,000	2.50	07/01/2022	4,161,876
				198,520,229
Municipal — 0.3%
State of Ohio MN1	500,000	1.87	05/01/2015	512,775
State of Oregon FA1	800,000	0.58	08/01/2012	800,168
State of Oregon FA1	500,000	2.25	08/01/2015	521,645
State of Washington FA1	1,000,000	2.76	08/01/2015	1,062,500

				2,897,088

US Treasury — 7.4%
US Treasury Inflation Indexed Bonds
AO15	18,025,000	0.13	04/15/2016	19,556,595

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
US Treasury (Continued)
US Treasury Inflation Indexed Bonds AO15	8,275,000	0.13	04/15/2017	8,848,943
US Treasury Note AO31	16,595,000	2.75	10/31/2013	17,135,001
US Treasury Note JJ15	11,650,000	1.00	01/15/2014	11,772,442
US Treasury Note MN31	16,900,000	2.00	11/30/2013	17,305,938

				74,618,919

Collective Investment Funds — 0.8%
Northern Trust Global Investments - Collective Government Short-Term Investment Fund	7,722,865	—		7,722,865

TOTAL ING				203,570,007	—	(8,281,744)	195,288,263
TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				174,300,136	—	(8,784,675)	165,515,461
TOTAL UNITED OF OMAHA LIFE INSURANCE CO.				186,561,367	—	(6,491,260)	180,070,107
TOTAL GALLIARD MANAGED PORTFOLIO				564,431,510	—	(23,557,679)	$ 540,873,831
JENNISON MANAGED PORTFOLIO — 18.3%
Agency — 0.8%
Financing Corp. Fico	3,315,000	—	11/30/2017	3,092,242
Financing Corp. Fico	500,000	—	11/30/2017	466,402
Financing Corp. Fico	1,655,000	—	02/08/2018	1,526,651
Financing Corp. Fico	1,683,000	—	08/03/2018	1,541,644

Financing Corp. Fico	485,000	10.35	08/03/2018	730,262
Financing Corp. Fico	400,000	9.65	11/02/2018	593,271

				7,950,472

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Asset Backed — 0.8%
Ally Auto Receivables Trust, Series 12-1, Class A2	1,200,000	0.71	10/15/2013	1,201,512
Ally Auto Receivables Trust, Series 2011-5, Class A3	400,000	0.99	01/15/2015	402,404
Ally Master Owner Trust, Series 2011-1, Class A2	875,000	2.15	02/15/2014	890,864
Ally Master Owner Trust, Series 2011-3, Class A2	355,000	1.81	05/15/2014	360,204
Ally Master Owner Trust, Series 2012-1, Class A2	590,000	1.44	03/15/2015	593,528
Detroit Edison Securitization Funding LLC, Series 2001-1, Class A6	1,527,000	6.62	03/01/2015	1,702,513
Ford Credit Auto Owner Trust, Series 11-B, Class A3	295,000	0.84	03/15/2014	295,749
Ford Credit Floorplan Master Owner Trust, Series 11-1, Class A1	540,000	2.12	02/15/2014	551,151
GMAC Commercial Mortgage Securities, Inc., Series 03-C2, Class A1	237,835	4.58	05/01/2013	241,219
NCUA Guaranteed Notes, Series 10-C1, Class A2	700,000	2.90	12/27/2017	746,375
PSE&G Transition Funding LLC, Series 2001-1, Class A7	900,000	6.75	06/15/2014	986,040

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
RSB Bondco LLC, Series 07-A, Class A3	515,000	5.82	04/01/2017	615,533

				8,587,092

Collective Investment Funds — 0.5%
Northern Trust Global Investments - Collective Government Short Term Investment Fund	5,356,324	—		5,356,318

Commercial Mortgage Backed Securities — 0.0%
Greenwich Capital Commercial Funding Corp., Series 04-GG1, Class A6	33,267	5.14	01/01/2013	33,386

Corporate — 6.5%
AEP Texas Central Transition Funding LLC, Series 06-A, Class A2	1,145,785	4.98	07/01/2013	1,173,405
AEP Texas Central Transition Funding LLC, Series 06-A, Class A4	350,000	5.17	01/01/2018	409,010
Allstate Life Global Funding Trusts	1,100,000	5.38	04/30/2013	1,142,394
American Express Credit Corp.	795,000	2.38	03/24/2017	811,997
Amgen, Inc.	1,025,000	3.88	11/15/2021	1,078,433
Amgen, Inc.	715,000	5.65	06/15/2042	797,575
Anheuser-Busch InBev Worldwide, Inc.	1,650,000	3.63	04/15/2015	1,763,900

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Apache Corp.	390,000	3.25	04/15/2022	405,889
AT&T, Inc.	800,000	6.30	01/15/2038	994,744
AT&T, Inc.	390,000	5.55	08/15/2041	466,136
Bank of America Corp.	1,725,000	5.42	03/15/2017	1,786,134
Bank of America Corp.	180,000	5.65	05/01/2018	189,279
Bank of America Corp.	875,000	5.49	03/15/2019	898,537
Barclays Bank PLC	835,000	5.13	01/08/2020	906,134
Becton Dickinson and Co.	130,000	3.13	11/08/2021	136,059
Berkshire Hathaway Finance Corp.	1,750,000	5.40	05/15/2018	2,058,980
Carolina Power & Light Co.	160,000	3.00	09/15/2021	167,246
Caterpillar Financial Services Corp.	700,000	7.05	10/01/2018	905,261
Caterpillar, Inc.	240,000	3.90	05/27/2021	266,446
Citigroup, Inc.	1,650,000	5.50	02/15/2017	1,719,481
Citigroup, Inc.	925,000	6.13	08/25/2036	898,295
Comcast Corp.	1,750,000	6.50	01/15/2017	2,075,010
Deutsche Bank AG./London	330,000	2.38	01/11/2013	331,904
Deutsche Telekom International Finance B.V.	785,000	4.88	07/08/2014	834,871
Devon Energy Corp.	1,015,000	3.25	05/15/2022	1,026,876
Diageo Capital PLC	755,000	5.50	09/30/2016	880,489
Diageo Investment Corp.	205,000	2.88	05/11/2022	210,392
DIRECTV Holdings LLC/DIRECTV Financing Co., Inc.	970,000	3.50	03/01/2016	1,021,876
Dominion Resources, Inc./VA	180,000	1.95	08/15/2016	183,370
Encana Corp.	905,000	3.90	11/15/2021	891,606
Fiserv, Inc.	340,000	3.13	06/15/2016	352,111

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
General Electric Capital Corp.	1,060,000	4.38	09/16/2020	1,140,422
General Electric Capital Corp.	515,000	5.30	02/11/2021	576,836
General Electric Capital Corp.	395,000	5.88	01/14/2038	453,302
GlaxoSmithKline Capital PLC	850,000	1.50	05/08/2017	850,791
Goldman Sachs Group, Inc.	790,000	5.95	01/18/2018	842,472
Goldman Sachs Group, Inc.	1,430,000	5.25	07/27/2021	1,439,052
Hewlett-Packard Co.	490,000	2.20	12/01/2015	494,768
Hewlett-Packard Co.	260,000	4.38	09/15/2021	267,613
HSBC Holdings PLC	780,000	4.00	03/30/2022	804,695
HSBC Holdings PLC	410,000	6.80	06/01/2038	469,613
JPMorgan Chase & Co.	1,500,000	6.00	01/15/2018	1,721,460
JPMorgan Chase Bank N.A.	1,085,000	6.00	10/01/2017	1,215,102
Kellogg Co.	150,000	1.75	05/17/2017	149,442
Kraft Foods, Inc.	1,450,000	6.50	08/11/2017	1,763,128
Kroger Co.	740,000	6.40	08/15/2017	882,635
Lockheed Martin Corp.	695,000	3.35	09/15/2021	716,615
MetLife, Inc.	1,500,000	6.75	06/01/2016	1,755,975
Morgan Stanley	1,350,000	5.95	12/28/2017	1,376,527
Morgan Stanley	335,000	7.30	05/13/2019	358,966
News America, Inc.	835,000	6.15	03/01/2037	946,097
News America, Inc.	805,000	6.65	11/15/2037	935,692
Northrop Grumman Corp.	890,000	1.85	11/15/2015	901,543
Pacific Gas & Electric Co.	1,525,000	5.63	11/30/2017	1,839,455
PepsiCo, Inc.	955,000	2.75	03/05/2022	959,737
Philip Morris International, Inc.	975,000	1.63	03/20/2017	983,639
PNC Funding Corp.	590,000	2.70	09/19/2016	611,948

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Raytheon Co.	735,000	6.40	12/15/2018	920,832
Sanofi	585,000	2.63	03/29/2016	614,110
Southwestern Electric Power Co.	800,000	5.88	03/01/2018	924,416
Spectra Energy Capital LLC	550,000	8.00	10/01/2019	702,718
Suncor Energy, Inc.	1,525,000	6.10	06/01/2018	1,801,254
Thermo Fisher Scientific, Inc.	415,000	3.20	05/01/2015	440,987
Thermo Fisher Scientific, Inc.	250,000	3.20	03/01/2016	267,602
Time Warner Cable, Inc.	725,000	8.25	02/14/2014	807,200
Time Warner Cable, Inc.	370,000	7.30	07/01/2038	470,085
Time Warner Cable, Inc.	265,000	5.50	09/01/2041	285,484
Time Warner, Inc.	835,000	3.15	07/15/2015	876,942
Total Capital S.A.	1,625,000	3.00	06/24/2015	1,718,519
Toyota Motor Credit Corp.	1,055,000	2.00	09/15/2016	1,078,147
Travelers Cos., Inc.	775,000	5.75	12/15/2017	934,278
United Technologies Corp.	825,000	3.10	06/01/2022	865,177
Verizon Communications, Inc.	775,000	5.50	04/01/2017	904,193
Wal-Mart Stores, Inc.	385,000	5.63	04/15/2041	500,076
Waste Management, Inc.	195,000	2.60	09/01/2016	200,994

				65,554,379

US Treasury — 9.7%
US Treasury Bond	6,125,000	3.75	08/15/2041	7,381,360
US Treasury Bond	3,985,000	3.12	11/15/2041	4,281,205
US Treasury Bond	650,000	3.13	02/15/2042	697,827
US Treasury Note	19,750,000	1.38	10/15/2012	19,818,730
US Treasury Note	6,745,000	1.38	11/15/2012	6,774,880

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
US Treasury (Continued)
US Treasury Note	51,270,000	0.25	10/31/2013	51,245,391
US Treasury Note	865,000	0.63	05/31/2017	860,995
US Treasury Note	5,300,000	2.00	02/15/2022	5,477,391
US Treasury Note	1,380,000	1.75	05/15/2022	1,391,109

				97,928,888

TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				185,410,535	—	(7,031,595)	178,378,940

TOTAL JENNISON MANAGED PORTFOLIO				185,410,535	—	(7,031,595)	$178,378,940

PIMCO MANAGED PORTFOLIO — 16.0%
Corporate — 2.3%
Barclays Bank PLC	2,000,000	6.75	05/22/2019	2,336,370
Citigroup, Inc. GLBL SR NT	2,000,000	8.50	05/22/2019	2,473,402
Goldman Sachs Group, Inc. GLBL SR NT	2,000,000	7.50	02/15/2019	2,283,826
Hewlett-Packard Co.	1,500,000	0.75	05/24/2013	1,497,123
HSBC Bank USA	800,000	2.38	02/13/2015	809,629
JPMorgan Chase & Co.	3,000,000	3.45	03/01/2016	3,112,109
Kraft Foods, Inc.	1,500,000	1.33	07/10/2013	1,505,867
Lloyds TSB Bank PLC	1,500,000	2.82	01/24/2014	1,508,987
Merrill Lynch & Co., Inc.	2,700,000	6.88	04/25/2018	3,024,782
Morgan Stanley	2,650,000	7.30	05/13/2019	2,866,513
Wachovia Corp.	1,500,000	5.50	05/01/2013	1,558,936

				22,977,544

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass — Through — 6.1%
Fannie Mae Pool #AA4746	103,898	3.50	11/01/2025	109,929
Fannie Mae Pool #AA4777	1,316,206	3.50	12/01/2025	1,417,701
Fannie Mae Pool #AB1609	875,485	4.00	10/01/2025	931,900
Fannie Mae Pool #AB1767	1,346,444	3.50	11/01/2025	1,424,604
Fannie Mae Pool #AD1608	43,830	4.00	02/01/2025	46,654
Fannie Mae Pool #AD8171	70,189	3.50	08/01/2025	74,263
Fannie Mae Pool #AE0828	2,777,137	3.50	02/01/2041	2,922,862
Fannie Mae Pool #AE2978	65,710	4.00	08/01/2025	69,945
Fannie Mae Pool #AE3507	954,289	3.50	02/01/2026	1,009,685
Fannie Mae Pool #AE3962	203,301	4.00	09/01/2025	216,402
Fannie Mae Pool #AH0562	583,889	3.50	01/01/2026	625,812
Fannie Mae Pool #AH0634	27,524	3.50	01/01/2026	29,466
Fannie Mae Pool #AH1708	67,059	3.50	03/01/2026	70,952
Fannie Mae Pool #AH3613	552,405	3.50	01/01/2026	584,472
Fannie Mae Pool #AH4828	1,410,840	4.00	02/01/2026	1,502,636
Fannie Mae Pool #AH5210	641,070	4.00	05/01/2026	682,781
Fannie Mae Pool #AH6516	24,733	4.00	04/01/2026	26,343
Fannie Mae Pool #AH7635	865,632	4.00	08/01/2026	921,954
Fannie Mae Pool #AH9908	268,319	4.00	04/01/2026	285,777
Fannie Mae Pool #AI9734	106,783	3.50	08/01/2026	112,982
Fannie Mae Pool #AJ4459	905,488	3.50	11/01/2041	953,002
Fannie Mae Pool #AL0605	433,691	4.00	08/01/2026	461,637
Fannie Mae Pool #MA0849	71,411	4.00	09/01/2026	76,058
Fannie Mae REMICS, Series 2011-87, Class FJ	3,027,121	0.80	09/25/2041	3,038,943
Fannie Mae TBA AUG 30YR	1,000,000	5.00	08/13/2042	1,082,188

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass—Through (Continued)
Fannie Mae TBA JUL 30YR	4,000,000	5.00	07/12/2042	4,329,376
Fannie Mae TBA JUL 30YR	2,000,000	4.00	07/12/2042	2,129,063
Freddie Mac Gold Pool #A9-4882	6,860,483	4.00	11/01/2040	7,388,215
Freddie Mac Gold Pool #A9-6689	5,565,962	4.00	01/01/2041	5,994,115
Freddie Mac Gold Pool #A9-6946	4,126,447	4.00	02/01/2041	4,443,868
Freddie Mac Gold Pool 15YR #E0-2696	217,728	4.00	05/01/2025	230,296
Freddie Mac Gold Pool 15YR #E0-2697	780,192	4.00	06/01/2025	825,226
Freddie Mac Gold Pool 15YR #E0-2703	495,507	4.00	07/01/2025	524,108
Freddie Mac Gold Pool 15YR #E0-2860	181,612	4.00	03/01/2026	192,321
Freddie Mac Gold Pool 15YR #G1-3854	849,503	4.00	07/01/2025	898,537
Freddie Mac Gold Pool 15YR #G1-8348	34,168	4.00	05/01/2025	36,140
Freddie Mac Gold Pool 15YR #G1-8358	172,254	4.00	07/01/2025	182,196
Freddie Mac Gold Pool 15YR #G1-8379	115,449	4.00	02/01/2026	122,257
Freddie Mac Gold Pool 15YR #G1-8391	586,560	4.00	06/01/2026	621,150
Freddie Mac Gold Pool 15YR #J1-1909	571,507	4.00	03/01/2025	604,495

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass —Through (Continued)
Freddie Mac Gold Pool 15YR #J1-2045	24,155	4.00	05/01/2025	25,550
Freddie Mac Gold Pool 15YR #J1-2397	247,875	4.00	06/01/2025	262,183
Freddie Mac Gold Pool 15YR #J1-2567	402,131	4.00	07/01/2025	425,342
Freddie Mac Gold Pool 15YR #J1-3008	3,208,004	4.00	10/01/2025	3,393,173
Freddie Mac Gold Pool 15YR #J1-3047	1,296,638	4.00	09/01/2025	1,371,482
Freddie Mac Gold Pool 15YR #J1-3139	53,886	4.00	10/01/2025	56,996
Freddie Mac Gold Pool 15YR #J1-3245	312,369	4.00	10/01/2025	330,399
Freddie Mac Gold Pool 15YR #J1-3928	288,929	4.00	12/01/2025	305,607
Freddie Mac Gold Pool 15YR #J1-4450	2,871,861	4.00	02/01/2026	3,041,217
Freddie Mac Gold Pool 15YR #J1-5186	290,578	4.00	04/01/2026	307,713
Freddie Mac Gold Pool 15YR #J1-5232	758,545	4.00	05/01/2026	803,277
Freddie Mac Gold Pool 15YR #J1-5513	181,991	4.00	05/01/2026	192,723
Freddie Mac Gold Pool 15YR #J1-5643	397,852	4.00	06/01/2026	421,314

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass —Through (Continued)
Freddie Mac Gold Pool 15YR #J1-6147	210,765	4.00	07/01/2026	223,192
Ginnie Mae I JUL 30YR	3,000,000	3.50	07/19/2042	3,209,531

				61,570,010

US Treasury — 7.6%
US Treasury Bills	13,200,000	—	08/09/2012	13,199,406
US Treasury Bills	800,000	0.09	08/23/2012	799,951
US Treasury Bills	1,500,000	0.15	08/30/2012	1,499,883
US Treasury Bills	1,900,000	0.08	09/20/2012	1,899,704
US Treasury Bills	700,000	—	09/27/2012	699,861
US Treasury Bills	600,000	0.17	03/07/2013	599,339
US Treasury Bills	1,800,000	0.19	05/02/2013	1,797,192
US Treasury Bills	16,900,000	0.17	05/30/2013	16,870,831
US Treasury Bond	600,000	6.25	08/15/2023	871,594
US Treasury Bond	300,000	3.88	08/15/2040	369,375
US Treasury Bond	500,000	3.75	08/15/2041	603,047
US Treasury Inflation Indexed Bonds	2,944,760	1.12	01/15/2021	3,392,455
US Treasury Inflation Indexed Bonds	4,491,344	0.63	07/15/2021	5,006,447
US Treasury Inflation Indexed Bonds	2,846,116	0.12	01/15/2022	3,013,991
US Treasury Note	5,000,000	2.13	12/31/2015	5,278,905
US Treasury Note	2,000,000	1.88	08/31/2017	2,110,312
US Treasury Note	1,000,000	2.75	02/28/2018	1,103,828
US Treasury Note	1,000,000	2.38	05/31/2018	1,083,594
US Treasury Note	4,000,000	2.25	07/31/2018	4,306,564
US Treasury Note	6,300,000	2.12	08/15/2021	6,622,875

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
US Treasury (Continued)
US Treasury Note	5,900,000	2.00	11/15/2021	6,118,023

				77,247,177

Collective Investment Funds — 0.1%
Northern Trust Global Investments - Collective Government Short-Term Investment Fund	626,821	—	12/01/2015	626,821

SECURITY SOLD, NOT YET PURCHASED — (-0.1%)
Fannie Mae TBA JUL 15YR	(1,000,000)	4.00	07/17/2027	(1,063,750)

TOTAL ING				161,357,802	—	(3,732,406)	157,625,396

TOTAL PIMCO MANAGED PORTFOLIO				161,357,802	—	(3,732,406)	$157,625,396

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS				911,199,847	—	(34,321,680)	$876,878,167

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
SHORT-TERM INVESTMENTS — 9.8%
Northern Trust Global Investments - Collective Government Short Term Investment Fund	99,390,326			99,390,326

(Cost $99,390,326)

TOTAL INVESTMENTS — 100.0%				$1,010,590,173

The Synthetic Guaranteed Investment Contracts are being reflected at gross market value. The receivables and payables are included in the statement of assets and liabilities as part of the cost of the investments at value.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited		December 31, 2011

Assets
Investments, at value (cost $344,057,572 and $412,679,606, respectively)	$360,097,140	(a)	$423,989,643	(b)
Investments in collective investment funds, at value (cost $15,340,211 and $26,089,651, respectively)	15,080,281		25,558,988
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short-Term Investment Fund (cost $793,750 and $0 and units of 793,750 and 0, respectively)	793,750		—
Foreign currency, at value (cost $63,191 and $76,399, respectively)	62,915		72,661
Cash	11,635		1,181,300
Deposit with broker for investments sold on TBA commitment transactions	836,140		275,000
Receivable for investments sold on TBA commitment transactions	130,714,053		88,956,055
Receivable for investments sold	97,537,601		15,695,396
Receivable for fund units sold	136,723		8,305,185
Interest and dividends receivable	2,205,789		2,610,970
Receivable for futures variation margin	18,984		32,925
Unrealized appreciation of forward currency exchange contracts	—		27,605
Swap premiums paid	26,904		40,470
Unrealized appreciation on swap agreements	1,308,323		644,658
Other assets	11,874		14,636

Total assets	608,842,112		567,405,492

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $53,012,109 and $67,367,772, respectively)	53,159,087		67,605,673
Payable for cash collateral received on securities loaned	15,340,211		26,089,651
Payable for investments purchased on TBA commitment transactions	107,964,766		87,342,049
Payable for investments purchased	50,719,145		10,958,991
Payable for fund units redeemed	1,275,000		—
Swap premiums received	10,777		3,971
Unrealized depreciation on swap agreements	1,404		14,427
Due to broker for open swap contracts	1,230,684		620,000
Due to broker for investments purchased on TBA commitment transactions	866,250		46,250
Unrealized depreciation of forward currency exchange contracts	147,573		388,756
Investment advisory fee payable	77,713		77,400
ING—program fee payable	164,028		158,934
Trustee, management and administration fees payable	28,176		28,119
ABA Retirement Funds—program fee payable	22,877		22,804
Other accruals	125,879		147,184

Total liabilities	231,133,570		193,504,209

Net Assets (equivalent to $28.34 and $27.22 per unit based on 13,325,818 and 13,737,292 units outstanding, respectively)	$377,708,542		$373,901,283

(a)	Includes securities on loan with a value of $15,034,749 (See Note 5).
(b)	Includes securities on loan with a value of $25,564,628.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income
Dividends	$28,125	$28,125	$56,250	$56,250
Interest	3,048,199	2,661,465	6,090,476	5,673,338
Interest—affiliated issuers	506	1,443	866	21,142
Securities lending income, net	5,920	12,980	15,077	22,009

Total investment income	3,082,750	2,704,013	6,162,669	5,772,739

Expenses
ING—program fee	491,110	492,555	963,376	988,486
Trustee, management and administration fees	84,439	83,739	168,428	167,485
Investment advisory fee	236,056	236,525	471,095	455,653
ABA Retirement Funds—program fee	68,880	68,738	136,418	137,192
Legal and audit fees	26,908	29,568	53,010	59,593
Compliance consultant fees	15,625	15,531	31,162	31,301
Reports to unitholders	1,875	2,498	3,739	5,031
Registration fees	18,250	20,625	36,397	41,568
Other fees	4,600	5,583	9,279	10,309

Total expenses	947,743	955,362	1,872,904	1,896,618

Less: Expense reimbursement	(12,434)	—	(27,434)	—

Net expenses	935,309	955,362	1,845,470	1,896,618

Net investment income (loss)	2,147,441	1,748,651	4,317,199	3,876,121

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,705,296	(185,185)	4,381,676	(3,629,905)
Foreign currency transactions	326,278	(664,292)	(491,931)	(1,023,986)
Futures contracts	263	272,513	2,058,606	282,665
Swap contracts	601,193	—	955,946	—

Net realized gain (loss)	2,633,030	(576,964)	6,904,297	(4,371,226)

Change in net unrealized appreciation (depreciation) on:
Investments	5,127,772	4,404,156	5,092,776	7,818,736
Foreign currency transactions	(253,949)	478,073	215,925	413,143
Futures contracts	1,562	209,854	(1,832,019)	435,771
Swap contracts	345,329	26,391	684,470	80,634
Written options	—	(2,012)	—	3,910

Change in net unrealized appreciation (depreciation)	5,220,714	5,116,462	4,161,152	8,752,194

Net realized and unrealized gain (loss)	7,853,744	4,539,498	11,065,449	4,380,968

Net increase (decrease) in net assets resulting from operations	$10,001,185	$6,288,149	$15,382,648	$8,257,089

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2012
From operations
Net investment income (loss)	$4,317,199
Net realized gain (loss)	6,904,297
Change in net unrealized appreciation (depreciation)	4,161,152

Net increase (decrease) in net assets resulting from operations	15,382,648

From unitholder transactions
Proceeds from units issued	28,238,845
Cost of units redeemed	(39,814,234)

Net increase (decrease) in net assets from unitholder transactions	(11,575,389)

Net increase (decrease) in net assets	3,807,259
Net Assets
Beginning of period	373,901,283

End of period	$377,708,542

Number of units
Outstanding-beginning of period	13,737,292
Issued	1,017,519
Redeemed	(1,428,993)

Outstanding-end of period	13,325,818

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$0.23	$0.19	$0.45	$0.40
Expenses†,††	(0.07)	(0.07)	(0.14)	(0.13)

Net investment income (loss)	0.16	0.12	0.31	0.27
Net realized and unrealized gain (loss)	0.57	0.31	0.81	0.29

Net increase (decrease) in unit value	0.73	0.43	1.12	0.56
Net asset value at beginning of period	27.61	25.74	27.22	25.61

Net asset value at end of period	$28.34	$26.17	$28.34	$26.17

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.99%	1.02%	0.98%	1.01%
Ratio of net investment income (loss) to average net assets*	2.28%	1.86%	2.30%	2.07%

Portfolio turnover**,†††	102%	56%	216%	162%
Total return**	2.64%	1.67%	4.11%	2.19%
Net assets at end of period (in thousands)	$377,709	$370,931	$377,709	$370,931

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2012

Unaudited

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES — 0.9%
Collateralized Mortgage Obligations (CMO) — 0.9%
Bear Stearns Adjustable Rate Mortgage Trust 5.68% 2/25/2033(a)	$31,351	$31,100
Bear Stearns Alt-A Trust 2.88% 5/25/2035(a)	687,949	588,817
Bear Stearns Second Lien Trust 0.47% 12/25/2036(a)(b)	128,415	126,983
Credit Suisse First Boston Mortgage Securities Corp. 2.12% 5/25/2032(a)	5,418	5,015
FHLMC Structured Pass Through Securities 1.53% 7/25/2044(a)	1,889,629	1,963,444
Merrill Lynch Mortgage Investors, Inc. 0.46% 2/25/2036(a)	566,115	412,810
Residential Funding Mortgage Securities I 6.50% 3/25/2032	38,771	40,757
Salomon Brothers Mortgage Securities VII, Inc. 0.75% 5/25/2032(a)(b)	44,099	39,225
WaMu Mortgage Pass Through Certificates 0.54% 7/25/2045(a)	407,746	330,844
Washington Mutual MSC Mortgage Pass-Through Certificates 2.21% 2/25/2033(a)	4,024	3,456

		3,542,451

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $3,799,768)		3,542,451

U.S. GOVERNMENT & AGENCY OBLIGATIONS — 65.5%
AGENCY MORTGAGE BACKED SECURITIES — 39.9%
Federal Home Loan Mortgage Corp. (FHLMC) — 2.6%
FHLMC
4.00% 9/1/2040 - 12/1/2040	6,060,236	6,439,298
4.50% 1/1/2029 - 8/1/2041	2,611,208	2,795,340
7.00% 9/1/2037	193,836	219,642
7.50% 7/1/2021 - 9/1/2032	272,419	325,354
8.00% 11/1/2029 - 6/1/2031	85,578	102,843
8.50% 3/1/2030 - 10/1/2030	29,921	36,927
9.50% 4/15/2020	3,911	4,254
10.00% 9/1/2017 - 11/1/2020	13,211	15,257
10.50% 12/1/2020 - 2/1/2021	2,709	3,228
11.00% 9/1/2020	1,256	1,512

		9,943,655

Federal National Mortgage Association (FNMA) — 32.9%
FNMA
1.56% 4/1/2032(a)	60,835	63,460
2.50% 12/31/2040(c)	20,000,000	20,606,260
3.50% 9/1/2018 - 2/1/2041	37,012,208	39,065,250
4.00% 6/1/2013 - 1/1/2072(c)	44,772,616	47,656,463
4.50% 11/1/2040 - 12/31/2049(c)	1,023,667	1,098,800
5.00% 1/1/2021 - 7/1/2039(c)	11,178,057	12,096,885
6.00% 8/1/2012 - 8/1/2037	1,484,942	1,636,392
7.00% 8/1/2030 - 6/1/2032	527,345	621,186
7.50% 3/1/2030 - 2/1/2032	139,633	166,131
8.00% 5/1/2029 - 4/1/2032	350,412	429,952
8.50% 9/25/2020 - 1/1/2031	496,875	614,722

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2012

Unaudited

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA) (Continued)
9.50% 4/1/2030	$50,365	$60,799
10.00% 5/1/2022 - 11/1/2024	31,517	37,082
10.50% 10/1/2018	4,327	5,058
11.00% 9/1/2019	5,604	6,349
11.50% 11/1/2019	1,028	1,144

		124,165,933

Government National Mortgage Association (GNMA) — 4.4%
GNMA
1.63% 9/20/2027 - 12/20/2027(a)	31,966	33,107
2.00% 7/20/2025 - 10/20/2025(a)	29,203	30,246
2.38% 4/20/2025 - 5/20/2025(a)	42,814	44,468
2.50% 2/20/2025 - 7/20/2025(a)	60,369	62,896
3.00% 5/20/2025(a)	5,895	6,187
3.50% 12/31/2064(c)	15,000,000	16,042,965
9.00% 12/15/2017	15,555	17,392
9.50% 12/15/2017 - 12/15/2021	44,051	48,096
10.00% 5/15/2019 - 2/15/2025	156,050	177,199
10.50% 9/15/2017 - 3/15/2020	25,551	28,808
11.00% 9/15/2015 - 2/15/2025	18,976	20,548

		16,511,912

U.S. GOVERNMENT OBLIGATIONS — 25.6%
U.S. Treasury Bonds — 9.6%
United States Treasury Bonds
3.00% 5/15/2042(d)	1,000,000	1,047,344
3.13% 11/15/2041	3,800,000	4,085,000
3.88% 8/15/2040	2,500,000	3,077,735
4.38% 2/15/2038 - 5/15/2041	7,400,000	9,872,421
7.50% 11/15/2024	200,000	323,219
8.13% 5/15/2021	2,300,000	3,587,821
8.75% 8/15/2020(d)	9,100,000	14,352,411

		36,345,951

U.S. Treasury Inflation Protected Securities — 5.4%
United States Treasury Inflation Protected Securities
0.13% 1/15/2022(d)	6,500,000	6,989,887
1.13% 1/15/2021	8,200,000	9,923,228
2.13% 2/15/2040 - 2/15/2041	2,200,000	3,302,804

		20,215,919

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2012

Unaudited

	Principal Amount		Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
U.S. GOVERNMENT OBLIGATIONS (Continued)
U.S. Treasury Notes — 10.6%
United States Treasury Notes
1.75% 5/15/2022(d)		$3,200,000	$3,226,000
1.88% 8/31/2017 - 9/30/2017		6,700,000	7,067,993
2.00% 11/15/2021		15,800,000	16,381,392
2.13% 8/15/2021		700,000	735,766
2.63% 2/29/2016 - 8/15/2020(d)		11,500,000	12,609,978

			40,021,129

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $233,730,188)			247,204,499

FOREIGN GOVERNMENT OBLIGATIONS — 2.0%
AUSTRALIA — 2.0%
Australia Government Bond
4.75%, 6/15/2016	AUD	4,200,000	4,665,051
6.00%, 2/15/2017	AUD	2,400,000	2,829,134

			7,494,185

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $6,105,549)			7,494,185

MUNICIPALS — 4.5%
California — 1.1%
California State G.O. Unlimited Bonds, Build America Bonds
7.60%, 11/1/2040		1,700,000	2,194,649
California State Various Purpose Taxable G.O. Unlimited Bonds, Build America Bonds
7.55%, 4/1/2039		900,000	1,165,932
7.50%, 4/1/2034		400,000	500,728
Los Angeles Community College District G.O. Unlimited Bonds, Build America Bonds
6.75%, 8/1/2049		300,000	407,121

			4,268,430

Illinois — 1.0%
Chicago Transit Authority Sales & Transfer Tax Receipts Pension Funding TRB, Series A
6.90%, 12/1/2040		1,600,000	1,885,936
Chicago Transit Authority Sales & Transfer Tax Receipts Revenue Bonds, Series B
6.90%, 12/1/2040		1,600,000	1,931,728

			3,817,664

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2012

Unaudited

	Principal Amount	Value
MUNICIPALS (Continued)
Indiana — 0.2%
Purdue University Student Fee Revenue Bonds, Series W
5.00%, 7/1/2024	$500,000	$561,915

North Carolina — 1.0%
North Carolina State Infrastructure Finance Corp. Capital Improvement COP, Series A
5.00%, 5/1/2025	3,300,000	3,735,138

Texas — 1.2%
Lower Colorado River Authority Transmission Services Revenue Refunding Bonds, Series A
5.00%, 5/15/2025	4,000,000	4,593,120

TOTAL MUNICIPALS (cost $14,522,199)		16,976,267

BANK LOANS — 0.7%
Financial — 0.1%
International Lease Finance Corp. 0.12%, 4/12/16(a)(e)	500,000	501,875

Utilities — 0.6%
Texas Competitive Electric Holdings Co. LLC 0.78%, 10/10/14(a)(e)	3,450,157	2,159,484

TOTAL BANK LOANS (cost $3,889,144)		2,661,359

CORPORATE BONDS — 21.3%
BASIC MATERIALS — 0.5%
Iron/Steel — 0.5%
Steel Dynamics, Inc. 7.38%, 11/1/2012	2,000,000	2,020,000

COMMUNICATIONS — 1.4%
Media — 1.0%
CSC Holdings LLC 8.50%, 6/15/2015	3,500,000	3,657,500

Telecommunications — 0.4%
Qwest Corp. 6.50%, 6/1/2017	1,500,000	1,685,276

		5,342,776

CONSUMER, CYCLICAL — 0.0%
Retail — 0.0%
CVS Pass-Through Trust 6.20%, 10/10/2025(b)	52,081	56,789

ENERGY — 1.1%
Coal — 0.1%
Peabody Energy Corp. 7.88%, 11/1/2026	200,000	204,500

Oil & Gas — 1.0%
EOG Resources, Inc. 1.22%, 2/3/2014(a)	3,900,000	3,932,744

		4,137,244

FINANCIAL — 18.3%
Banks — 12.7%
Ally Financial, Inc. 3.87%, 6/20/2014(a)	800,000	792,384

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2012

Unaudited

	Principal Amount	Value
CORPORATE BONDS (Continued)
FINANCIAL (Continued)
Banks (Continued)
Banco do Brasil S.A. 1.99%, 6/28/2013(e)	$3,800,000	$3,760,457
Barclays Bank PLC
2.50%, 1/23/2013	2,000,000	2,014,578
6.05%, 12/4/2017(b)	3,000,000	3,031,329
Citigroup, Inc.
2.47%, 8/13/2013(a)(d)	2,500,000	2,517,367
6.13%, 11/21/2017	900,000	997,131
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.
4.50%, 1/11/2021	3,000,000	3,182,949
Dexia Credit Local S.A. 2.75%, 4/29/2014(b)	500,000	487,920
Goldman Sachs Group, Inc.
0.92%, 3/22/2016(a)	1,600,000	1,447,797
6.25%, 9/1/2017	6,500,000	7,067,248
6.75%, 10/1/2037	200,000	196,011
JPMorgan Chase & Co.
4.25%, 10/15/2020	1,400,000	1,470,720
4.95%, 3/25/2020(d)	1,400,000	1,543,224
6.30%, 4/23/2019	1,400,000	1,636,225
Lloyds TSB Bank PLC
2.82%, 1/24/2014(a)	500,000	502,766
4.38%, 1/12/2015(b)	3,300,000	3,408,002
5.80%, 1/13/2020(b)	500,000	534,505
12.00%, 12/29/2049(a)(b)	3,800,000	3,974,952
Morgan Stanley
0.76%, 1/9/2014(a)	400,000	380,420
0.95%, 10/15/2015(a)	700,000	623,594
1.45%, 4/29/2013(a)	1,800,000	1,774,998
5.55%, 4/27/2017	4,400,000	4,445,619
6.00%, 4/28/2015	1,400,000	1,447,188
Wells Fargo & Co. 7.98%, 3/29/2049(a)	600,000	658,500

		47,895,884

Diversified Financial Services — 4.2%
Bear Stearns Cos. LLC
5.70%, 11/15/2014	900,000	973,881
6.40%, 10/2/2017	400,000	461,273
7.25%, 2/1/2018	900,000	1,075,975
Ford Motor Credit Co. LLC 7.00%, 10/1/2013	3,600,000	3,841,279
Lehman Brothers Holdings, Inc. 5.63%, 1/24/2013(f)	5,300,000	1,212,375
Merrill Lynch & Co., Inc.
5.00%, 1/15/2015	3,500,000	3,621,286
6.40%, 8/28/2017	4,100,000	4,459,775

		15,645,844

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2012

Unaudited

	Principal Amount	Value
CORPORATE BONDS (Continued)
FINANCIAL (Continued)
Insurance — 1.4%
American International Group, Inc. 8.25%, 8/15/2018	$4,500,000	$5,432,342

		68,974,070

TOTAL CORPORATE BONDS (cost $80,510,724)		80,530,879

CONVERTIBLE PREFERRED STOCK — 0.5%
FINANCIAL — 0.5%
Banks — 0.5%
Wells Fargo & Co. 7.50%, 12/31/2049	1,500	1,687,500

TOTAL CONVERTIBLE PREFERRED STOCK (cost $1,500,000)		1,687,500

SHORT-TERM INVESTMENTS — 0.2%
Affiliated Funds — 0.2%
Northern Trust Global Investments - Collective Short-Term Investment Fund(g)	793,750	793,750

TOTAL SHORT-TERM INVESTMENTS (cost $793,750)		793,750

INVESTMENT FUNDS — 4.0%
Cash Collateral Pool — 4.0%
ABA Members Collateral Fund(h)	15,340,211	15,080,281

TOTAL INVESTMENT FUNDS (cost $15,340,211)		15,080,281

TOTAL INVESTMENTS— 99.6% (cost $360,191,533)		375,971,171

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2012

Unaudited

	Principal Amount	Value
SECURITY SOLD, NOT YET PURCHASED — (14.1)%
AGENCY MORTGAGE BACKED SECURITIES — (14.1)%
Federal National Mortgage Association (FNMA) — (14.1)%
3.50% 12/31/2040(c)	$(7,000,000)	$(7,395,941)
4.00% 12/31/2049(c)	(42,000,000)	(44,664,396)
6.00% 8/1/2029(c)	(1,000,000)	(1,098,750)

		(53,159,087)

TOTAL SECURITY SOLD, NOT YET PURCHASED (proceeds ($53,012,109))		(53,159,087)
TOTAL NET INVESTMENTS — 85.5% (cost $307,179,424)		322,812,084
Other Assets Less Liabilities — 14.5%		54,896,458

NET ASSETS — 100.0%		$377,708,542

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration normally to qualified institutional investors.
(c)	When Issued Security
(d)	All or a portion of security is on loan.
(e)	Interest rates represent the annualized yield.
(f)	Issuer has defaulted on terms of debt obligation.
(g)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
(h)	Represents security purchased with cash collateral received for securities on loan.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

June 30, 2012

Unaudited

As of June 30, 2012, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Short
10 Year US Treasury Note Futures	(27)	$3,601,125	September 2012	$—
5 Year Treasury Note Futures	(20)	2,479,375	September 2012	1,562

				$1,562

As of June 30, 2012, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	UBS Securities	Brazilian Real	137,760	$69,653	08/02/12	$(1,567)
Purchase	JPMorgan Chase Bank, N.A.	Mexican Peso	45,147	3,454	08/15/12	(85)
Sale	Bank of America	Australian Dollar	6,968,000	6,964,516	08/09/12	(138,642)
Sale	JPMorgan Chase Bank, N.A.	Australian Dollar	414,000	414,751	08/09/12	(7,279)

						$(147,573)

At June 30, 2012, the Bond Core Plus Fund held the following interest rate swap contracts:

			Rate Type
Notional Amount	Swap Counterparty (a)	Termination Date	Floating Rate		Fixed Rate	Market Value	Premiums Paid/(Received)	Unrealized Appreciation/ (Depreciation)
1,300,000
AUD	Goldman Sachs	03/15/2023	CDI-AUD	(b)	4.00%	$(10,821)	$(9,417)	$(1,404)
7,960,069
BRL	Barclays Bank PLC	01/02/2014	CDI-BRL	(c)	12.51%	376,289	5,158	371,131
15,045,258
BRL	Bank of America	01/02/2015	CDI-BRL	(c)	9.89%	283,870	—	283,870
22,943,367	Morgan Stanley
BRL	Capital Services, Inc.	01/02/2015	CDI-BRL	(c)	9.93%	445,872	10,564	435,308
231,060 BRL	UBS AG	01/02/2015	CDI-BRL	(c)	9.93%	4,487	229	4,258
8,396,284	Morgan Stanley
BRL	Capital Services, Inc.	01/02/2014	CDI-BRL	(c)	10.58%	185,811	5,721	180,090
200,000 EUR	Barclays Bank PLC	03/21/2017	CDI-EUR	(d)	2.00%	8,556	(1,087)	9,643
200,000 EUR	Credit Suisse Securities	03/21/2017	CDI-EUR	(d)	2.00%	8,556	5,232	3,324
22,800,000	Morgan Stanley
MXN	Capital Services, Inc.	03/05/2013	CDI-MXN	(e)	6.50%	20,426	(273)	20,699

						$1,323,046	$16,127	$1,306,919

(a) Fund receives the fixed rate and pays the floating rate.

(b) CDI — AUD is the interbank lending rate of Australia as published by the Central Bank of Australia.

(c) CDI — BRL is the interbank lending rate of Brazil as published by the Central Bank of Brazil.

(d) CDI — EUR is the interbank lending rate of Europe as published by the Central Bank of Europe.

(e) CDI — MXN is the interbank lending rate of Mexico as published by the Central Bank of Mexico.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited		December 31, 2011
Assets
Investments, at value (cost $542,987,275 and $557,471,281, respectively)	$679,163,180	(a)	$660,612,311	(b)
Investments in collective investment funds, at value (cost $52,670,848 and $41,022,900, respectively)	52,040,000		41,974,267
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short-Term Investment Fund (cost $29,512,967 and $29,284,852 and units of 29,512,967 and 29,284,852, respectively)	29,512,967		29,284,852
Receivable for investments sold	6,344,261		7,076,087
Receivable for fund units sold	1,698,541		—
Interest and dividends receivable	831,933		927,020
Tax reclaims receivable	62,020		45,917
Other assets	24,374		28,293

Total assets	769,677,276		739,948,747

Liabilities
Payable for cash collateral received on securities loaned	16,478,803		6,639,182
Payable for investments purchased	13,623,766		16,225,712
Payable for fund units redeemed	21,906		8,254,448
Investment advisory fee payable	172,402		175,491
ING—program fee payable	309,116		315,108
Trustee, management and administration fees payable	53,019		55,738
ABA Retirement Funds—program fee payable	43,029		45,211
Other accruals	252,319		302,107

Total liabilities	30,954,360		32,012,997

Net Assets (equivalent to $15.42 and $14.13 per unit based on 47,917,659 and 50,103,061 units outstanding, respectively)	$738,722,916		$707,935,750

(a)	Includes securities on loan with a value of $16,063,043 (See Note 5).
(b)	Includes securities on loan with a value of $6,493,974.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the Period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income
Dividends (net of foreign tax expense of $0, $0, $280, and $0, respectively)	$3,335,010	$3,616,253	$6,520,031	$6,828,625
Interest—affiliated issuers	14,075	8,692	24,422	17,473
Securities lending income, net	12,952	12,267	18,630	34,373

Total investment income	3,362,037	3,637,212	6,563,083	6,880,471

Expenses
ING—program fee	980,287	1,086,686	1,929,841	2,155,586
Trustee, management and administration fees	168,413	184,776	334,576	365,354
Investment advisory fee	536,785	579,296	1,080,284	1,149,414
ABA Retirement Funds—program fee	137,401	151,678	273,196	299,286
Legal and audit fees	53,152	64,304	105,728	129,130
Compliance consultant fees	30,707	33,777	62,002	67,826
Reports to unitholders	3,684	5,432	7,440	10,901
Registration fees	35,865	44,855	72,418	90,072
Other fees	7,369	8,122	14,881	16,272

Total expenses	1,953,663	2,158,926	3,880,366	4,283,841

Less: Expense reimbursement	(25,746)	—	(55,778)	—

Net expenses	1,927,917	2,158,926	3,824,588	4,283,841

Net investment income (loss)	1,434,120	1,478,286	2,738,495	2,596,630

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	7,531,514	19,459,374	30,797,633	45,559,610

Net realized gain (loss)	7,531,514	19,459,374	30,797,633	45,559,610

Change in net unrealized appreciation (depreciation) on:
Investments	(39,751,823)	(11,917,858)	31,452,660	6,166,114
Foreign currency transactions	(2)	—	—	3

Change in net unrealized appreciation (depreciation)	(39,751,825)	(11,917,858)	31,452,660	6,166,117

Net realized and unrealized gain (loss)	(32,220,311)	7,541,516	62,250,293	51,725,727

Net increase (decrease) in net assets resulting from operations	$(30,786,191)	$9,019,802	$64,988,788	$54,322,357

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2012
From operations
Net investment income (loss)	$2,738,495
Net realized gain (loss) from investments and foreign currency transactions	30,797,633
Change in net unrealized appreciation (depreciation)	31,452,660

Net increase (decrease) in net assets resulting from operations	64,988,788

From unitholder transactions
Proceeds from units issued	36,130,051
Cost of units redeemed	(70,331,673)

Net increase (decrease) in net assets from unitholder transactions	(34,201,622)

Net increase (decrease) in net assets	30,787,166
Net Assets
Beginning of period	707,935,750

End of period	$738,722,916

Number of units
Outstanding-beginning of period	50,103,061
Issued	2,369,303
Redeemed	(4,554,705)

Outstanding-end of period	47,917,659

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$0.07	$0.07	$0.13	$0.13
Expenses†,††	(0.04)	(0.04)	(0.08)	(0.08)

Net investment income (loss)	0.03	0.03	0.05	0.05
Net realized and unrealized gain (loss)	(0.66)	0.13	1.24	0.91

Net increase (decrease) in unit value	(0.63)	0.16	1.29	0.96
Net asset value at beginning of period	16.05	14.83	14.13	14.03

Net asset value at end of period	$15.42	$14.99	$15.42	$14.99

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.04%	1.06%	1.02%	1.06%
Ratio of net investment income
(loss) to average net assets*	0.78%	0.73%	0.73%	0.64%
Portfolio turnover**,†††	10%	13%	22%	32%
Total return**	(3.93)%	1.08%	9.13%	6.84%
Net assets at end of period (in thousands)	$738,723	$810,311	$738,723	$810,311

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK — 91.9%
BASIC MATERIALS — 2.7%
Chemicals — 1.9%
E.I. du Pont de Nemours & Co.(a)	113,400	$5,734,638
LyondellBasell Industries N.V., Class A	39,700	1,598,719
Monsanto Co.	70,965	5,874,483
Sherwin-Williams Co.	8,500	1,124,975

		14,332,815

Mining — 0.8%
Freeport-McMoRan Copper & Gold, Inc.	176,000	5,996,320

TOTAL BASIC MATERIALS (cost $16,255,336)		20,329,135

COMMUNICATIONS — 11.3%
Internet — 4.2%
Amazon.com, Inc.*	17,045	3,892,226
Baidu, Inc. ADR*	18,266	2,100,225
eBay, Inc.*	170,500	7,162,705
Facebook, Inc., Class A(a)*	30,372	945,177
Google, Inc., Class A*	12,117	7,028,708
LinkedIn Corp., Class A(a)*	25,941	2,756,750
priceline.com, Inc.*	7,655	5,086,900
Rackspace Hosting, Inc.*	18,322	805,069
Tencent Holdings Ltd. ADR	37,557	1,104,927
Youku, Inc. ADR(a)*	6,319	136,996

		31,019,683

Media — 2.2%
CBS Corp., Class B (Non Voting)	97,100	3,182,938
Comcast Corp., Class A	224,700	7,183,659
Time Warner Cable, Inc.	50,900	4,178,890
Walt Disney Co.	40,387	1,958,769

		16,504,256

Telecommunications — 4.9%
AT&T, Inc.	509,900	18,183,034
Cisco Systems, Inc.	330,800	5,679,836
Crown Castle International Corp.*	16,153	947,535
Motorola Solutions, Inc.	118,642	5,707,867
Verizon Communications, Inc.	128,900	5,728,316

		36,246,588

TOTAL COMMUNICATIONS (cost $62,599,880)		83,770,527

CONSUMER, CYCLICAL — 10.8%
Apparel — 1.6%
Burberry Group PLC ADR	30,863	1,285,444
Coach, Inc.	28,240	1,651,475
Michael Kors Holdings Ltd.*	35,952	1,504,232
NIKE, Inc., Class B	55,519	4,873,458

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Apparel (Continued)
Ralph Lauren Corp.	14,546	$2,037,313

		11,351,922

Auto Manufacturers — 0.3%
Ford Motor Co.(a)	253,400	2,430,106

Auto Parts & Equipment — 0.7%
BorgWarner, Inc.(a)*	73,846	4,843,559

Leisure Time — 0.2%
Harley-Davidson, Inc.	35,499	1,623,369

Lodging — 0.5%
Las Vegas Sands Corp.	58,500	2,544,165
MGM Resorts International*	125,500	1,400,580

		3,944,745

Retail — 7.5%
Bed Bath & Beyond, Inc.*	24,467	1,512,061
Chipotle Mexican Grill, Inc.*	7,930	3,013,004
Costco Wholesale Corp.	30,191	2,868,145
CVS Caremark Corp.	123,400	5,766,482
Dunkin’ Brands Group, Inc.	38,656	1,327,447
Home Depot, Inc.	75,600	4,006,044
Inditex S.A. ADR	63,596	1,313,257
Kohl’s Corp.	62,600	2,847,674
Limited Brands, Inc.	37,600	1,599,128
Lowe’s Cos., Inc.	204,300	5,810,292
Lululemon Athletica, Inc.(a)*	46,051	2,746,021
Panera Bread Co., Class A*	4,074	568,079
Starbucks Corp.	138,147	7,365,998
TJX Cos., Inc.	41,037	1,761,718
Tractor Supply Co.	9,900	822,294
Ulta Salon Cosmetics & Fragrance, Inc.	12,000	1,120,560
Wal-Mart Stores, Inc.	102,900	7,174,188
Yum! Brands, Inc.	57,263	3,688,882

		55,311,274

TOTAL CONSUMER, CYCLICAL (cost $64,746,882)		79,504,975

CONSUMER, NON-CYCLICAL — 22.0%
Agriculture — 1.3%
Archer-Daniels-Midland Co.	181,000	5,343,120
Philip Morris International, Inc.	48,700	4,249,562

		9,592,682

Beverages — 1.2%
Beam, Inc.	60,500	3,780,645
Coca-Cola Co.	62,800	4,910,332

		8,690,977

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Biotechnology — 1.6%
Alexion Pharmaceuticals, Inc.*	41,075	$4,078,747
Biogen Idec, Inc.*	20,861	3,011,911
Gilead Sciences, Inc.*	46,600	2,389,648
Illumina, Inc.(a)*	5,323	214,996
Vertex Pharmaceuticals, Inc.*	38,477	2,151,634

		11,846,936

Commercial Services — 1.2%
Mastercard, Inc., Class A	21,414	9,210,376

Cosmetics/Personal Care — 1.0%
Estee Lauder Cos., Inc., Class A	65,634	3,552,112
Procter & Gamble Co.	62,100	3,803,625

		7,355,737

Food — 2.2%
Kraft Foods, Inc., Class A	144,900	5,596,038
Safeway, Inc.(a)	291,200	5,285,280
Whole Foods Market, Inc.(a)	58,941	5,618,256

		16,499,574

Healthcare—Products — 1.7%
Baxter International, Inc.	207,600	11,033,940
Intuitive Surgical, Inc.*	2,200	1,218,338

		12,252,278

Healthcare—Services — 2.6%
Covance, Inc.*	51,600	2,469,060
Humana, Inc.	28,800	2,230,272
Laboratory Corp. of America Holdings(a)*	39,300	3,639,573
Quest Diagnostics, Inc.	139,700	8,368,030
UnitedHealth Group, Inc.	37,870	2,215,395

		18,922,330

Household Products/Wares — 0.8%
Kimberly-Clark Corp.	69,200	5,796,884

Pharmaceuticals — 8.4%
Allergan, Inc.	61,285	5,673,152
AmerisourceBergen Corp.	151,400	5,957,590
Bristol-Myers Squibb Co.	43,070	1,548,366
Cardinal Health, Inc.	137,400	5,770,800
Express Scripts Holding Co.*	122,997	6,866,923
Johnson & Johnson	84,500	5,708,820
Mead Johnson Nutrition Co.	19,721	1,587,738
Merck & Co., Inc.	140,100	5,849,175
Novo Nordisk A/S ADR	19,183	2,788,057
Perrigo Co.	375	44,224
Pfizer, Inc.	456,900	10,508,700

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Shire PLC ADR	26,785	$2,313,956
Valeant Pharmaceuticals International, Inc.*	35,440	1,587,358
Watson Pharmaceuticals, Inc.*	82,400	6,096,776

		62,301,635

TOTAL CONSUMER, NON-CYCLICAL (cost $126,446,042)		162,469,409

ENERGY — 9.1%
Oil & Gas — 6.5%
Apache Corp.	61,900	5,440,391
Cabot Oil & Gas Corp.	44,358	1,747,705
Chevron Corp.	139,400	14,706,700
Concho Resources, Inc.*	21,699	1,847,019
ConocoPhillips	160,000	8,940,800
Hess Corp.	102,400	4,449,280
Marathon Oil Corp.	233,200	5,962,924
Noble Energy, Inc.	18,100	1,535,242
Occidental Petroleum Corp.	24,031	2,061,139
Phillips 66*	39,900	1,326,276

		48,017,476

Oil & Gas Services — 1.8%
FMC Technologies, Inc.*	20,600	808,138
Halliburton Co.	320,900	9,110,351
National Oilwell Varco, Inc.	55,314	3,564,434

		13,482,923

Pipelines — 0.8%
Williams Cos., Inc.	189,200	5,452,744

TOTAL ENERGY (cost $57,624,127)		66,953,143

FINANCIAL — 10.9%
Banks — 5.0%
Bank of New York Mellon Corp.	429,700	9,431,915
Capital One Financial Corp.	73,375	4,010,677
Goldman Sachs Group, Inc.	50,946	4,883,684
JPMorgan Chase & Co.	152,800	5,459,544
Morgan Stanley	80,774	1,178,493
U.S. Bancorp	117,300	3,772,368
Wells Fargo & Co.	259,700	8,684,368

		37,421,049

Diversified Financial Services — 2.7%
American Express Co.	189,306	11,019,502
Discover Financial Services	114,116	3,946,131
Visa, Inc., Class A	38,600	4,772,118

		19,737,751

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Insurance — 2.8%
Allstate Corp.	267,400	$9,383,066
Marsh & McLennan Cos., Inc.	181,000	5,833,630
Travelers Cos., Inc.	89,100	5,688,144

		20,904,840

Real Estate Investment Trusts — 0.4%
American Tower Corp.	38,941	2,722,365

TOTAL FINANCIAL (cost $70,035,949)		80,786,005

INDUSTRIAL — 9.9%
Aerospace/Defense — 2.7%
Boeing Co.	27,683	2,056,847
Northrop Grumman Corp.	90,300	5,760,237
Raytheon Co.	103,000	5,828,770
United Technologies Corp.	86,827	6,558,043

		20,203,897

Building Materials — 0.1%
Masco Corp.	59,800	829,426

Electrical Components & Equipment — 0.5%
Emerson Electric Co.	75,900	3,535,422

Electronics — 0.9%
Agilent Technologies, Inc.	54,527	2,139,640
Honeywell International, Inc.	82,500	4,606,800

		6,746,440

Environmental Control — 0.8%
Waste Management, Inc.	169,200	5,651,280

Machinery—Construction & Mining — 0.5%
Caterpillar, Inc.	40,400	3,430,364

Machinery—Diversified — 0.9%
Cummins, Inc.	27,300	2,645,643
Deere & Co.	41,414	3,349,150
Roper Industries, Inc.	9,319	918,667

		6,913,460

Metal Fabricate/Hardware — 0.5%
Precision Castparts Corp.	19,828	3,261,508

Miscellaneous Manufacturing — 2.0%
Dover Corp.	95,200	5,103,672
General Electric Co.	459,500	9,575,980

		14,679,652

Transportation — 1.0%
FedEx Corp.	33,700	3,087,257

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Transportation (Continued)
Union Pacific Corp.	38,581	$4,603,099

		7,690,356

TOTAL INDUSTRIAL (cost $58,257,588)		72,941,805

TECHNOLOGY — 13.1%
Computers — 5.9%
Accenture PLC, Class A	51,900	3,118,671
Apple, Inc.*	37,526	21,915,184
EMC Corp.*	350,425	8,981,393
International Business Machines Corp.	15,528	3,036,966
NetApp, Inc.*	27,389	871,518
SanDisk Corp.*	89,600	3,268,608
Teradata Corp.*	35,017	2,521,574

		43,713,914

Office/Business Equipment — 0.8%
Xerox Corp.	721,200	5,675,844

Semiconductors — 3.0%
ARM Holdings PLC ADR(a)	27,866	662,932
Avago Technologies Ltd.	88,705	3,184,509
Intel Corp.	473,400	12,616,110
QUALCOMM, Inc.	103,338	5,753,860

		22,217,411

Software — 3.4%
Citrix Systems, Inc.*	26,500	2,224,410
Intuit, Inc.	16,121	956,781
Microsoft Corp.	197,000	6,026,230
Oracle Corp.	125,200	3,718,440
Red Hat, Inc.*	37,132	2,097,216
Salesforce.com, Inc.*	32,676	4,517,784
VeriFone Systems, Inc.*	41,200	1,363,308
VMware, Inc., Class A*	45,331	4,126,934

		25,031,103

TOTAL TECHNOLOGY (cost $74,004,054)		96,638,272

UTILITIES — 2.1%
Electric — 2.1%
Edison International	124,100	5,733,420
NextEra Energy, Inc.	76,900	5,291,489
Public Service Enterprise Group, Inc.	146,000	4,745,000

		15,769,909

TOTAL UTILITIES (cost $13,017,417)		15,769,909

TOTAL COMMON STOCK (cost $542,987,275)		679,163,180

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 7.1%
Cash Collateral Pool — 2.2%
ABA Members Collateral Fund(b)	16,478,803	$16,199,580

Collective Investment Funds — 4.9%
SSgA Russell Large Cap Index Non-Lending Fund	2,625,095	35,840,420

TOTAL INVESTMENT FUNDS (cost $52,670,848)		52,040,000

	Units	Value
SHORT-TERM INVESTMENTS — 4.0%
Affiliated Funds — 4.0%
Northern Trust Global Investments - Collective Short-Term Investment Fund(c)	29,512,967	$29,512,967

TOTAL SHORT-TERM INVESTMENTS (cost $29,512,967)		29,512,967

TOTAL INVESTMENTS — 103.0% (cost $625,171,090)		760,716,147
Liabilities Less Other Assets — (3.0)%		(21,993,231)

NET ASSETS — 100.0%		$738,722,916

(a)	All or a portion of security is on loan.
(b)	Represents security purchased with cash collateral received for securities on loan.
(c)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR — American Depository Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited		December 31, 2011
Assets
Investments, at value (cost $220,017,952 and $226,578,853, respectively)	$243,114,030	(a)	$242,350,167	(b)
Investments in collective investment funds, at value (cost $47,444,313 and $45,675,550, respectively)	46,573,077		45,084,249
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short-Term Investment Fund (cost $7,762,786 and $8,045,895 and units of 7,762,786 and 8,045,895,respectively)	7,762,786		8,045,895
Cash	—		5,530
Receivable for investments sold	2,469,680		2,592,641
Receivable for fund units sold	883		—
Interest and dividends receivable	275,516		265,297
Tax reclaims receivable	5,962		4,828
Other assets	8,876		10,246

Total assets	300,210,810		298,358,853

Liabilities
Due to custodian	23,922		—
Payable for cash collateral received on securities loaned	34,543,781		33,416,793
Payable for investments purchased	3,571,409		4,290,927
Payable for fund units redeemed	3,152		25,088
Investment advisory fee payable	100,204		105,100
ING—program fee payable	108,653		114,466
Trustee, management and administration fees payable	18,897		20,265
ABA Retirement Funds—program fee payable	15,337		16,424
Other accruals	92,639		113,421

Total liabilities	38,477,994		38,102,484

Net Assets (equivalent to $17.02 and $15.99 per unit based on 15,379,071 and 16,272,262 units outstanding, respectively)	$261,732,816		$260,256,369

(a)	Includes securities on loan with a value of $33,650,587 (See Note 5).
(b)	Includes securities on loan with a value of $32,550,879.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the Period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income
Dividends (net of foreign tax expense of $0, $424, $0 and $52, respectively)	$1,043,538	$908,117	$2,204,118	$1,920,690
Interest—affiliated issuers	3,966	3,645	13,587	7,848
Securities lending income, net	61,079	94,563	109,862	178,809

Total investment income	1,108,583	1,006,325	2,327,567	2,107,347

Expenses
ING—program fee	352,605	428,882	703,625	841,119
Trustee, management and administration fees	60,824	72,899	121,971	142,556
Investment advisory fee	315,147	376,246	645,285	746,583
ABA Retirement Funds—program fee	49,626	59,841	99,825	116,780
Legal and audit fees	19,098	25,157	38,525	50,259
Compliance consultant fees	10,992	13,215	22,555	26,399
Reports to unitholders	1,319	2,125	2,707	4,243
Registration fees	12,838	17,549	26,344	35,058
Other fees	2,637	3,177	5,412	6,763

Total expenses	825,086	999,091	1,666,249	1,969,760

Less: Expense reimbursement	(9,362)	—	(20,478)	—

Net expenses	815,724	999,091	1,645,771	1,969,760

Net investment income (loss)	292,859	7,234	681,796	137,587

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	3,811,892	21,758,447	9,314,806	37,522,292

Net realized gain (loss)	3,811,892	21,758,447	9,314,806	37,522,292

Change in net unrealized appreciation (depreciation) on:
Investments	(18,861,726)	(25,022,841)	7,044,829	(14,397,511)

Change in net unrealized appreciation (depreciation)	(18,861,726)	(25,022,841)	7,044,829	(14,397,511)

Net realized and unrealized gain (loss)	(15,049,834)	(3,264,394)	16,359,635	23,124,781

Net increase (decrease) in net assets resulting from operations	$(14,756,975)	$(3,257,160)	$17,041,431	$23,262,368

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$681,796
Net realized gain (loss) from investments	9,314,806
Change in net unrealized appreciation (depreciation)	7,044,829

Net increase (decrease) in net assets resulting from operations	17,041,431

From unitholder transactions
Proceeds from units issued	9,968,667
Cost of units redeemed	(25,533,651)

Net increase (decrease) in net assets from unitholder transactions	(15,564,984)

Net increase (decrease) in net assets	1,476,447

Net Assets
Beginning of period	260,256,369

End of period	$261,732,816

Number of units
Outstanding-beginning of period	16,272,262
Issued	577,171
Redeemed	(1,470,362)

Outstanding-end of period	15,379,071

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$0.07	$0.06	$0.15	$0.12
Expenses†,††	(0.05)	(0.06)	(0.10)	(0.11)

Net investment income (loss)	0.02	—	0.05	0.01
Net realized and unrealized gain (loss)	(0.96)	(0.18)	0.98	1.25

Net increase (decrease) in unit value	(0.94)	(0.18)	1.03	1.26
Net asset value at beginning of period	17.96	18.00	15.99	16.56

Net asset value at end of period	$17.02	$17.82	$17.02	$17.82

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.24%	1.26%	1.21%	1.25%
Ratio of net investment income (loss) to average net assets*	0.44%	0.01%	0.50%	0.09%
Portfolio turnover**,†††	16%	42%	33%	64%
Total return**	(5.23)%	(1.00)%	6.44%	7.61%
Net assets at end of period (in thousands)	$261,733	$312,787	$261,733	$312,787

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK — 92.9%
BASIC MATERIALS — 5.4%
Chemicals — 2.8%
Agrium, Inc.	2,450	$216,752
American Vanguard Corp.	11,050	293,819
Ashland, Inc.	14,600	1,011,926
Cabot Corp.	16,360	665,852
Celanese Corp., Class A	4,070	140,903
CF Industries Holdings, Inc.	1,800	348,732
Cytec Industries, Inc.	12,975	760,854
Eastman Chemical Co.	7,600	382,812
FMC Corp.	10,100	540,148
Innophos Holdings, Inc.	8,350	471,441
Kronos Worldwide, Inc.(a)	12,400	195,796
OM Group, Inc.*	8,200	155,800
PolyOne Corp.	13,300	181,944
PPG Industries, Inc.	3,525	374,073
RPM International, Inc.	12,035	327,352
Sensient Technologies Corp.	28,418	1,043,793
Sherwin-Williams Co.	2,470	326,905

		7,438,902

Forest Products & Paper — 1.2%
Boise, Inc.	35,100	230,958
Buckeye Technologies, Inc.	28,300	806,267
Domtar Corp.	5,100	391,221
MeadWestvaco Corp.	18,100	520,375
P.H. Glatfelter Co.	17,094	279,829
Schweitzer-Mauduit International, Inc.	13,250	902,855

		3,131,505

Iron/Steel — 0.7%
Allegheny Technologies, Inc.	22,120	705,407
Cliffs Natural Resources, Inc.	10,900	537,261
Nucor Corp.	12,800	485,120

		1,727,788

Mining — 0.7%
Compass Minerals International, Inc.	5,100	389,028
Globe Specialty Metals, Inc.	31,625	424,723
Horsehead Holding Corp.*	42,953	427,812
Kaiser Aluminum Corp.	10,188	528,146

		1,769,709

TOTAL BASIC MATERIALS (cost $13,175,974)		14,067,904

COMMUNICATIONS — 5.9%
Internet — 2.6%
Baidu, Inc. ADR*	3,900	448,422
BroadSoft, Inc.(a)*	16,199	469,123

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS (Continued)
Internet (Continued)
Cogent Communications Group, Inc.(a)*	12,220	$235,235
Constant Contact, Inc.(a)*	33,947	606,972
Ctrip.com International Ltd. ADR(a)*	21,700	363,692
DealerTrack Holdings, Inc.*	21,376	643,631
ExactTarget, Inc.(a)*	7,800	170,508
F5 Networks, Inc.*	4,300	428,108
LinkedIn Corp., Class A(a)*	2,500	265,675
Pandora Media, Inc.(a)*	20,725	225,281
Rackspace Hosting, Inc.*	5,700	250,458
Shutterfly, Inc.(a)*	9,200	282,348
SINA Corp.(a)*	4,100	212,421
Splunk, Inc.(a)*	8,300	233,230
SPS Commerce, Inc.*	13,985	424,864
TripAdvisor, Inc.*	12,050	538,515
ValueClick, Inc.*	37,100	608,069
Youku.com, Inc. ADR(a)*	18,697	405,351

		6,811,903

Media — 0.8%
CBS Corp., Class B (Non Voting)	11,075	363,039
Discovery Communications, Inc., Class A*	6,200	334,800
DISH Network Corp., Class A	10,900	311,195
Gannett Co., Inc.(a)	18,500	272,505
Meredith Corp.	22,143	707,247

		1,988,786

Telecommunications — 2.5%
Acme Packet, Inc.(a)*	27,825	518,936
Amdocs Ltd.*	5,000	148,600
Anixter International, Inc.	3,937	208,858
Aruba Networks, Inc.(a)*	17,000	255,850
Black Box Corp.	28,942	830,635
Crown Castle International Corp.*	10,530	617,690
Harris Corp.	9,100	380,835
IPG Photonics Corp.(a)*	18,375	800,966
NeuStar, Inc., Class A*	6,750	225,450
Oplink Communications, Inc.*	36,098	488,406
Plantronics, Inc.	44,315	1,480,121
Sycamore Networks, Inc.*	39,513	573,729
USA Mobility, Inc.	12,700	163,322

		6,693,398

TOTAL COMMUNICATIONS (cost $15,389,050)		15,494,087

CONSUMER, CYCLICAL — 13.6%
Airlines — 0.4%
Alaska Air Group, Inc.*	3,780	135,702

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Airlines (Continued)
Copa Holdings S.A., Class A	2,177	$179,559
SkyWest, Inc.(a)	54,088	353,195
United Continental Holdings, Inc.(a)*	16,340	397,552

		1,066,008

Apparel — 1.0%
CROCS, Inc.*	15,465	249,760
Ennis, Inc.	32,754	503,757
Gildan Activewear, Inc.(a)	18,100	498,112
Jones Group, Inc.(a)	78,500	750,460
Michael Kors Holdings Ltd.*	12,300	514,632
Steven Madden Ltd.*	7,650	242,887

		2,759,608

Auto Manufacturers — 0.3%
Navistar International Corp.*	4,700	133,339
Tesla Motors, Inc.(a)*	7,675	240,151
Wabash National Corp.*	76,181	504,318

		877,808

Auto Parts & Equipment — 1.0%
Autoliv, Inc.(a)	7,300	399,018
BorgWarner, Inc.(a)*	7,350	482,086
Cooper Tire & Rubber Co.	33,390	585,661
Dana Holding Corp.	12,400	158,844
Delphi Automotive PLC*	6,325	161,288
Standard Motor Products, Inc.	11,200	157,696
Tenneco, Inc.*	7,175	192,433
TRW Automotive Holdings Corp.*	10,900	400,684

		2,537,710

Distribution/Wholesale — 1.6%
Beacon Roofing Supply, Inc.(a)*	22,530	568,207
Fastenal Co.	12,300	495,813
Fossil, Inc.*	1,850	141,599
Ingram Micro, Inc., Class A*	8,900	155,483
LKQ Corp.*	32,535	1,086,669
MRC Global, Inc.(a)*	9,400	200,032
Owens & Minor, Inc.	25,360	776,777
Titan Machinery, Inc.(a)*	9,250	280,922
WESCO International, Inc.*	6,560	377,528

		4,083,030

Entertainment — 0.2%
Pinnacle Entertainment, Inc.(a)*	26,925	259,018
Shuffle Master, Inc.*	12,550	173,190

		432,208

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Home Builders — 0.3%
MDC Holdings, Inc.(a)	10,350	$338,134
Thor Industries, Inc.	20,124	551,599

		889,733

Home Furnishings — 0.4%
Harman International Industries, Inc.	12,202	483,199
Skullcandy, Inc.(a)*	14,450	204,468
Whirlpool Corp.	7,100	434,236

		1,121,903

Housewares — 0.2%
Newell Rubbermaid, Inc.	10,300	186,842
Toro Co.	5,900	432,411

		619,253

Leisure Time — 0.4%
Harley-Davidson, Inc.	7,800	356,694
Life Time Fitness, Inc.(a)*	12,523	582,445

		939,139

Lodging — 0.4%
Starwood Hotels & Resorts Worldwide, Inc.	6,970	369,689
Wyndham Worldwide Corp.	11,350	598,599

		968,288

Retail — 7.2%
Arcos Dorados Holdings, Inc., Class A(a)	39,600	585,288
Ascena Retail Group, Inc.*	28,843	537,057
Bed Bath & Beyond, Inc.*	8,000	494,400
Best Buy Co., Inc.	9,400	197,024
Big Lots, Inc.*	8,300	338,557
Bob Evans Farms, Inc.	21,730	873,546
Brinker International, Inc.	8,500	270,895
CarMax, Inc.*	18,700	485,078
Casey’s General Stores, Inc.	14,600	861,254
Cash America International, Inc.	14,970	659,279
CEC Entertainment, Inc.(a)	18,050	656,478
Cheesecake Factory, Inc.*	17,320	553,547
Chico’s FAS, Inc.	13,100	194,404
Cracker Barrel Old Country Store, Inc.	9,219	578,953
Dick’s Sporting Goods, Inc.	15,980	767,040
Dillard’s, Inc., Class A	10,750	684,560
Dollar Tree, Inc.*	9,698	521,752
Finish Line, Inc., Class A	33,700	704,667
Foot Locker, Inc.	31,025	948,744
GameStop Corp., Class A(a)	7,500	137,700
Gap, Inc.	22,900	626,544
GNC Holdings, Inc., Class A	16,875	661,500

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Jos. A. Bank Clothiers, Inc.*	7,245	$307,623
Kohl’s Corp.	8,300	377,567
Macy’s, Inc.	20,250	695,588
MSC Industrial Direct Co., Inc., Class A	9,660	633,213
Nu Skin Enterprises, Inc., Class A(a)	22,608	1,060,315
O’Reilly Automotive, Inc.*	4,100	343,457
Pier 1 Imports, Inc.	32,050	526,581
Pricesmart, Inc.(a)	3,845	259,576
PVH Corp.	4,210	327,496
RadioShack Corp.(a)	12,100	46,464
Regis Corp.(a)	30,520	548,139
Ruth’s Hospitality Group, Inc.*	27,178	179,375
Stage Stores, Inc.(a)	31,530	577,630
Stein Mart, Inc.(a)*	22,200	176,490
Tim Hortons, Inc.	7,240	381,114
Tractor Supply Co.	1,700	141,202

		18,920,097

Storage/Warehousing — 0.2%
Mobile Mini, Inc.(a)*	36,007	518,501

TOTAL CONSUMER, CYCLICAL (cost $31,702,313)		35,733,286

CONSUMER, NON-CYCLICAL — 18.9%
Agriculture — 0.3%
Archer-Daniels-Midland Co.	18,100	534,312
Lorillard, Inc.	2,000	263,900

		798,212

Beverages — 0.4%
Brown-Forman Corp., Class B	2,340	226,629
Coca-Cola Enterprises, Inc.	14,125	396,065
Monster Beverage Corp.*	4,300	306,160

		928,854

Biotechnology — 1.4%
Amarin Corp. PLC ADR(a)*	19,770	285,874
Ariad Pharmaceuticals, Inc.*	12,300	211,683
Charles River Laboratories International, Inc.*	8,200	268,632
Cubist Pharmaceuticals, Inc.*	6,565	248,879
Emergent Biosolutions, Inc.(a)*	28,575	432,911
Human Genome Sciences, Inc.(a)*	66,503	873,185
Illumina, Inc.(a)*	8,400	339,276
Myriad Genetics, Inc.*	18,300	434,991
Seattle Genetics, Inc.(a)*	4,900	124,411
Vertex Pharmaceuticals, Inc.*	6,500	363,480

		3,583,322

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Commercial Services — 7.2%
Acacia Research Corp.*	13,550	$504,602
Alliance Data Systems Corp.*	5,340	720,900
American Public Education, Inc.(a)*	17,628	564,096
American Reprographics Co.*	56,060	281,982
Barrett Business Services, Inc.	12,473	263,679
Brink’s Co.	25,050	580,659
Capella Education Co.*	4,325	150,337
CBIZ, Inc.*	72,106	428,310
Chemed Corp.(a)	12,275	741,901
Convergys Corp.	24,900	367,773
CoStar Group, Inc.(a)*	7,785	632,142
Deluxe Corp.(a)	49,573	1,236,351
Forrester Research, Inc.(a)	5,885	199,266
FTI Consulting, Inc.*	13,829	397,584
Gartner, Inc.*	7,900	340,095
Grand Canyon Education, Inc.*	32,211	674,498
Green Dot Corp., Class A(a)*	20,450	452,354
Hertz Global Holdings, Inc.*	50,175	642,240
HMS Holdings Corp.*	3,585	119,416
Korn/Ferry International*	47,010	674,593
Lender Processing Services, Inc.(a)	27,210	687,869
MAXIMUS, Inc.	30,755	1,591,571
Medifast, Inc.(a)*	13,750	270,600
Moody’s Corp.	4,800	175,440
PARELEX International Corp.*	6,375	179,966
Quanta Services, Inc.*	20,230	486,936
Rent-A-Center, Inc.	22,371	754,798
Resources Connection, Inc.(a)	17,924	220,465
Ritchie Bros. Auctioneers, Inc.(a)	25,938	551,183
Robert Half International, Inc.	21,900	625,683
Rollins, Inc.	43,590	975,108
ServiceSource International, Inc.(a)*	21,182	293,371
Solar Cayman Ltd.(b)(c)*	33,700	—
Total System Services, Inc.	17,550	419,972
United Rentals, Inc.(a)*	29,335	998,563
Verisk Analytics, Inc., Class A*	5,420	266,989
VistaPrint N.V.(a)*	11,740	379,202

		18,850,494

Food — 1.5%
Cal-Maine Foods, Inc.	2,174	85,003
Chiquita Brands International, Inc.(a)*	16,000	80,000
Fresh Del Monte Produce, Inc.	13,500	316,845
Fresh Market, Inc.*	9,165	491,519
Hain Celestial Group, Inc.*	4,000	220,160

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Food (Continued)
Kroger Co.	11,600	$269,004
Nash Finch Co.(a)	30,590	657,073
Safeway, Inc.(a)	26,100	473,715
Smart Balance, Inc.(a)*	10,050	94,369
Smithfield Foods, Inc.*	14,200	307,146
United Natural Foods, Inc.*	15,132	830,142

		3,824,976

Healthcare - Products — 3.8%
Abaxis, Inc.*	13,152	486,624
ABIOMED, Inc.(a)*	12,650	288,673
Align Technology, Inc.(a)*	10,048	336,206
AngioDynamics, Inc.*	7,698	92,453
Cepheid, Inc.*	22,403	1,002,534
Cooper Cos., Inc.	5,420	432,299
Edwards Lifesciences Corp.*	2,140	221,062
Greatbatch, Inc.(a)*	5,600	127,176
Hill-Rom Holdings, Inc.	14,833	457,598
Insulet Corp.*	10,075	215,303
Intuitive Surgical, Inc.*	2,250	1,246,027
Luminex Corp.*	10,780	264,002
Meridian Bioscience, Inc.(a)	31,530	645,104
OraSure Technologies, Inc.*	24,425	274,537
Sirona Dental Systems, Inc.*	10,850	488,359
STERIS Corp.	13,250	415,653
Symmetry Medical, Inc.*	61,967	531,677
Techne Corp.	6,572	487,642
Volcano Corp.(a)*	10,640	304,836
West Pharmaceutical Services, Inc.	21,250	1,072,913
Zimmer Holdings, Inc.	10,700	688,652

		10,079,330

Healthcare - Services — 1.7%
Aetna, Inc.	14,200	550,534
Amsurg Corp.*	15,064	451,619
Bio-Reference Labs, Inc.(a)*	20,649	542,656
Community Health Systems, Inc.*	9,400	263,482
DaVita, Inc.*	2,550	250,435
Health Net, Inc.*	5,700	138,339
IPC The Hospitalist Co., Inc.(a)*	15,746	713,609
Kindred Healthcare, Inc.*	69,867	686,793
MEDNAX, Inc.*	12,595	863,261

		4,460,728

Household Products/Wares — 0.1%
American Greetings Corp., Class A(a)	8,100	118,422

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Household Products/Wares (Continued)
Tumi Holdings, Inc.(a)*	10,225	$178,937

		297,359

Pharmaceuticals — 2.5%
Cardinal Health, Inc.	17,300	726,600
Catalyst Health Solutions, Inc.*	6,030	563,443
Endo Health Solutions, Inc.*	6,400	198,272
Herbalife Ltd.	7,350	355,226
Ironwood Pharmaceuticals, Inc.(a)*	11,300	155,714
McKesson Corp.	2,100	196,875
Mead Johnson Nutrition Co.	3,700	297,887
Medicis Pharmaceutical Corp., Class A	24,930	851,359
Mylan, Inc.*	26,300	562,031
Neogen Corp.(a)*	13,894	641,903
Onyx Pharmaceuticals, Inc.*	1,800	119,610
Par Pharmaceutical Cos., Inc.*	11,000	397,540
Perrigo Co.	1,370	161,564
Questcor Pharmaceuticals, Inc.(a)*	10,950	582,978
Shire PLC ADR	2,830	244,484
Watson Pharmaceuticals, Inc.*	6,800	503,132

		6,558,618

TOTAL CONSUMER, NON-CYCLICAL (cost $42,578,626)		49,381,893

ENERGY — 5.5%
Oil & Gas — 4.0%
Berry Petroleum Co., Class A(a)	30,394	1,205,426
Cabot Oil & Gas Corp.	3,700	145,780
Callon Petroleum Co.*	48,712	207,513
Carrizo Oil & Gas, Inc.(a)*	22,475	528,387
Comstock Resources, Inc.(a)*	52,740	865,991
Concho Resources, Inc.*	4,240	360,909
Continental Resources, Inc.*	3,850	256,487
Energen Corp.	21,725	980,449
Goodrich Petroleum Corp.(a)*	47,135	653,291
Hess Corp.	9,400	408,430
HollyFrontier Corp.	24,050	852,092
InterOil Corp.(a)*	5,540	386,138
Kodiak Oil & Gas Corp.(a)*	33,070	271,505
Marathon Petroleum Corp.	7,400	332,408
Murphy Oil Corp.	9,200	462,668
PDC Energy, Inc.*	7,875	193,095
Petroquest Energy, Inc.*	22,524	112,620
Quicksilver Resources, Inc.(a)*	90,439	490,180
Stone Energy Corp.*	23,954	606,994
Unit Corp.*	5,300	195,517

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
ENERGY (Continued)
Oil & Gas (Continued)
Valero Energy Corp.	28,100	$678,615
W&T Offshore, Inc.(a)	16,400	250,920

		10,445,415

Oil & Gas Services — 1.5%
Core Laboratories N.V.	8,050	932,995
FMC Technologies, Inc.*	13,600	533,528
Lufkin Industries, Inc.	9,538	518,104
Oceaneering International, Inc.	15,000	717,900
Oil States International, Inc.*	7,050	466,710
Superior Energy Services, Inc.*	22,875	462,761
Tesco Corp.*	28,472	341,664

		3,973,662

TOTAL ENERGY (cost $14,489,622)		14,419,077

FINANCIAL — 19.8%
Banks — 4.6%
BancorpSouth, Inc.	33,509	486,551
Bank of Hawaii Corp.	11,665	536,007
Bank of the Ozarks, Inc.	15,250	458,720
BBCN Bancorp, Inc.*	53,652	584,270
Cass Information Systems, Inc.(a)	8,749	352,147
Comerica, Inc.	29,225	897,500
Community Bank System, Inc.(a)	36,778	997,419
Cullen/Frost Bankers, Inc.	6,792	390,472
Fifth Third Bancorp	60,225	807,015
FNB Corp.	45,952	499,498
Fulton Financial Corp.	71,230	711,588
Hancock Holding Co.	10,515	320,077
Huntington Bancshares, Inc.	38,600	247,040
KeyCorp	151,350	1,171,449
PNC Financial Services Group, Inc.	6,500	397,215
Regions Financial Corp.	96,450	651,038
Trustmark Corp.(a)	34,640	847,987
Webster Financial Corp.	21,250	460,275
Westamerica Bancorporation(a)	16,270	767,781
Wintrust Financial Corp.	13,160	467,180

		12,051,229

Diversified Financial Services — 4.0%
Aircastle Ltd.	19,700	237,385
Ameriprise Financial, Inc.	12,900	674,154
Discover Financial Services	33,825	1,169,669
Encore Capital Group, Inc.*	17,655	522,941
Financial Engines, Inc.(a)*	32,840	704,418
GFI Group, Inc.	41,000	145,960

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Diversified Financial Services (Continued)
Invesco Ltd.	11,300	$255,380
Investment Technology Group, Inc.*	25,302	232,778
Jefferies Group, Inc.(a)	15,500	201,345
Knight Capital Group, Inc., Class A*	24,492	292,434
National Financial Partners Corp.*	28,000	375,200
Nelnet, Inc., Class A	13,800	317,400
Portfolio Recovery Associates, Inc.*	7,629	696,223
Raymond James Financial, Inc.	37,055	1,268,763
SLM Corp.	40,500	636,255
T. Rowe Price Group, Inc.	15,170	955,103
Waddell & Reed Financial, Inc., Class A	21,640	655,259
WisdomTree Investments, Inc.(a)*	65,300	429,021
World Acceptance Corp.*	11,237	739,395

		10,509,083

Insurance — 5.9%
ACE Ltd.	9,650	715,355
Allied World Assurance Co. Holdings A.G.	5,100	405,297
Allstate Corp.	31,625	1,109,721
Alterra Capital Holdings Ltd.	33,550	783,393
American Equity Investment Life Holding Co.(a)	102,741	1,131,178
American Financial Group, Inc.	15,200	596,296
Arthur J. Gallagher & Co.	8,590	301,251
Aspen Insurance Holdings Ltd.	21,250	614,125
Chubb Corp.	3,000	218,460
Donegal Group, Inc., Class A	17,025	226,092
Endurance Specialty Holdings Ltd.	32,900	1,260,728
FBL Financial Group, Inc., Class A	7,939	222,371
Fidelity National Financial, Inc., Class A	18,700	360,162
Hanover Insurance Group, Inc.	6,300	246,519
Hartford Financial Services Group, Inc.	21,100	371,993
HCC Insurance Holdings, Inc.	27,431	861,333
Horace Mann Educators Corp.(a)	13,800	241,224
Kemper Corp.	12,500	384,375
Lincoln National Corp.	40,800	892,296
Montpelier Re Holdings Ltd.	12,400	263,996
Principal Financial Group, Inc.	9,800	257,054
Protective Life Corp.(a)	19,810	582,612
StanCorp Financial Group, Inc.(a)	19,050	707,898
Tower Group, Inc.	50,245	1,048,613
Unum Group	24,300	464,859
Validus Holdings Ltd.(a)	32,716	1,047,894

		15,315,095

Investment Companies — 0.5%
Ares Capital Corp.	55,800	890,568

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Investment Companies (Continued)
Fifth Street Finance Corp.	20,071	$200,309
Solar Capital Ltd.	14,243	317,049

		1,407,926

Real Estate Investment Trusts — 4.8%
American Capital Agency Corp.(a)	8,550	287,365
BioMed Realty Trust, Inc.	37,850	707,038
Brandywine Realty Trust(a)	147,335	1,818,114
Capstead Mortgage Corp.	20,100	279,591
CBL & Associates Properties, Inc.	54,875	1,072,257
Chimera Investment Corp.	71,800	169,448
CommonWealth REIT	17,600	336,512
CubeSmart	41,800	487,806
Digital Realty Trust, Inc.	6,650	499,215
DuPont Fabros Technology, Inc.(a)	27,425	783,258
Equity Lifestyle Properties, Inc.	5,950	410,372
First Potomac Realty Trust	16,371	192,687
Glimcher Realty Trust	36,849	376,597
Government Properties Income Trust	18,740	423,899
Hatteras Financial Corp.	17,050	487,630
Home Properties, Inc.	5,190	318,458
Hospitality Properties Trust	24,900	616,773
Kilroy Realty Corp.	6,550	317,086
LTC Properties, Inc.	16,350	593,178
Medical Properties Trust, Inc.	79,961	769,225
Omega Healthcare Investors, Inc.	38,586	868,185
Ramco-Gershenson Properties Trust	17,848	224,349
Two Harbors Investment Corp.	30,100	311,836
Weyerhaeuser Co.	11,250	251,550

		12,602,429

TOTAL FINANCIAL (cost $46,546,343)		51,885,762

GOVERNMENT — 0.2%
Multi-National — 0.2%
Banco Latinoamericano de Comercio
Exterior S.A., Class E	19,500	417,885

TOTAL GOVERNMENT (cost $242,624)		417,885

INDUSTRIAL — 10.8%
Aerospace/Defense — 1.5%
Alliant Techsystems, Inc.	8,000	404,560
BE Aerospace, Inc.*	11,260	491,612
Cubic Corp.	8,000	384,640
Curtiss-Wright Corp.	10,050	312,052
Exelis, Inc.	5,600	55,216

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Aerospace/Defense (Continued)
L-3 Communications Holdings, Inc.	9,200	$680,892
Northrop Grumman Corp.	6,100	389,119
Raytheon Co.	10,000	565,900
Triumph Group, Inc.	10,095	568,046

		3,852,037

Electrical Components & Equipment — 0.8%
AMETEK, Inc.	11,750	586,443
Belden, Inc.	14,040	468,234
EnerSys*	12,962	454,577
GrafTech International Ltd.*	45,996	443,861
Universal Display Corp.(a)*	3,500	125,790

		2,078,905

Electronics — 2.5%
Agilent Technologies, Inc.	13,100	514,044
Benchmark Electronics, Inc.*	19,706	274,899
CTS Corp.(a)	72,830	686,059
FARO Technologies, Inc.(a)*	8,085	340,217
FEI Co.*	5,025	240,396
Gentex Corp.	20,342	424,537
Imax Corp.(a)*	10,600	254,718
Jabil Circuit, Inc.	27,000	548,910
National Instruments Corp.	29,305	787,132
Park Electrochemical Corp.(a)	36,389	941,747
PerkinElmer, Inc.	11,625	299,925
Plexus Corp.*	11,260	317,532
TE Connectivity Ltd.	16,200	516,942
Tech Data Corp.*	3,700	178,229
Vishay Intertechnology, Inc.*	22,700	214,061

		6,539,348

Engineering & Construction — 0.9%
Aegion Corp.*	18,027	322,503
Chicago Bridge & Iron Co. N.V.	5,660	214,854
EMCOR Group, Inc.	6,200	172,484
Granite Construction, Inc.	5,735	149,741
KBR, Inc.	8,800	217,448
McDermott International, Inc.*	16,800	187,152
Tutor Perini Corp.*	51,675	654,722
URS Corp.	10,000	348,800

		2,267,704

Environmental Control — 0.1%
Waste Connections, Inc.	11,230	336,002

Hand/Machine Tools — 0.4%
Franklin Electric Co., Inc.	15,616	798,446

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Hand/Machine Tools (Continued)
Snap-on, Inc.	2,200	$136,950
Stanley Black & Decker, Inc.	3,800	244,568

		1,179,964

Machinery—Diversified — 0.7%
AGCO Corp.*	13,025	595,634
Manitowoc Co., Inc.(a)	17,885	209,254
Rockwell Automation, Inc.	6,700	442,602
Zebra Technologies Corp., Class A*	15,738	540,758

		1,788,248

Metal Fabricate/Hardware — 0.6%
Dynamic Materials Corp.(a)	16,851	292,028
Haynes International, Inc.(a)	4,889	249,045
Timken Co.	24,425	1,118,421

		1,659,494

Miscellaneous Manufacturing — 0.7%
Actuant Corp., Class A	13,600	369,376
Eaton Corp.	10,900	431,967
Pall Corp.	4,470	245,001
Polypore International, Inc.(a)*	16,450	664,415

		1,710,759

Packaging & Containers — 0.5%
Crown Holdings, Inc.*	6,050	208,664
Greif, Inc., Class A	8,255	338,455
Owens-Illinois, Inc.*	8,700	166,779
Rock-Tenn Co., Class A	3,000	163,650
Sealed Air Corp.	7,400	114,256
Sonoco Products Co.	11,865	357,730

		1,349,534

Shipbuilding — 0.0%
Huntington Ingalls Industries, Inc.*	1,016	40,884

Transportation — 1.8%
Air Transport Services Group, Inc.*	45,292	235,518
Bristow Group, Inc.(a)	30,591	1,244,136
Celadon Group, Inc.	12,356	202,391
Echo Global Logistics, Inc.(a)*	18,823	358,766
Expeditors International of Washington, Inc.	11,700	453,375
Forward Air Corp.(a)	8,380	270,423
HUB Group, Inc., Class A*	4,000	144,800
Ryder System, Inc.	7,775	279,978
Scorpio Tankers, Inc.*	48,468	309,711
Swift Transportation Co.*	18,425	174,116
Teekay Tankers Ltd., Class A(a)	27,800	126,768

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Transportation (Continued)
Tidewater, Inc.	14,350	$665,266
UTi Worldwide, Inc.	9,400	137,334
Vitran Corp., Inc.*	25,631	153,786

		4,756,368

Trucking & Leasing — 0.3%
GATX Corp.	10,835	417,147
Greenbrier Cos., Inc.*	18,075	317,759

		734,906

TOTAL INDUSTRIAL (cost $27,773,237)		28,294,153

TECHNOLOGY — 8.7%
Computers — 2.1%
3D Systems Corp.(a)*	8,405	286,947
CACI International, Inc., Class A*	13,057	718,396
Cadence Design Systems, Inc.*	78,525	862,990
Computer Sciences Corp.	4,400	109,208
Diebold, Inc.	12,925	477,062
Fusion-io, Inc.(a)*	6,836	142,804
IHS, Inc., Class A*	5,400	581,742
Jack Henry & Associates, Inc.	6,000	207,120
Maxwell Technologies, Inc.(a)*	18,600	122,016
MICROS Systems, Inc.*	5,660	289,792
Mitek Systems, Inc.(a)*	32,187	125,207
NetApp, Inc.*	3,400	108,188
Seagate Technology PLC	19,800	489,654
Stratasys, Inc.(a)*	8,493	420,828
Teradata Corp.*	3,500	252,035
Western Digital Corp.*	11,300	344,424

		5,538,413

Office/Business Equipment — 0.1%
Xerox Corp.	19,000	149,530

Semiconductors — 2.7%
ARM Holdings PLC ADR(a)	23,131	550,287
Avago Technologies Ltd.	20,180	724,462
Broadcom Corp., Class A*	5,450	184,210
Cabot Microelectronics Corp.	10,320	301,447
Cavium, Inc.(a)*	37,775	1,057,700
Fairchild Semiconductor International, Inc.*	37,900	534,390
Inphi Corp.(a)*	39,925	378,489
Integrated Silicon Solution, Inc.*	26,009	262,431
International Rectifier Corp.*	8,596	171,834
Intersil Corp., Class A	35,450	377,542
KLA-Tencor Corp.	3,700	182,225

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Semiconductors (Continued)
Lam Research Corp.*	9,925	$374,570
Maxim Integrated Products, Inc.	5,900	151,276
Power Integrations, Inc.(a)	12,055	449,652
Semtech Corp.*	26,935	655,059
Skyworks Solutions, Inc.*	21,425	586,402
Teradyne, Inc.*	13,000	182,780

		7,124,756

Software — 3.8%
Akamai Technologies, Inc.*	4,400	139,700
American Software, Inc., Class A	44,907	357,011
athenahealth, Inc.(a)*	16,817	1,331,402
Autodesk, Inc.*	4,500	157,455
Blackbaud, Inc.	3,670	94,209
CA, Inc.	11,000	297,990
Cerner Corp.*	2,800	231,448
Citrix Systems, Inc.*	2,260	189,704
Concur Technologies, Inc.(a)*	8,000	544,800
Digi International, Inc.*	34,030	348,467
Ebix, Inc.(a)	36,944	737,033
Fidelity National Information Services, Inc.	5,325	181,476
InnerWorkings, Inc.(a)*	33,540	453,796
Intuit, Inc.	5,980	354,913
Pegasystems, Inc.(a)	9,619	317,234
QLIK Technologies, Inc.*	29,293	647,961
Rosetta Stone, Inc.(a)*	13,552	187,560
Salesforce.com, Inc.*	6,300	871,038
SciQuest, Inc.*	14,345	257,636
ServiceNow, Inc.*	950	23,370
Ultimate Software Group, Inc.*	12,975	1,156,332
VeriFone Systems, Inc.*	5,000	165,450
Verint Systems, Inc.(a)*	12,776	377,020
VMware, Inc., Class A*	4,850	441,544

		9,864,549

TOTAL TECHNOLOGY (cost $18,511,319)		22,677,248

UTILITIES — 4.1%
Electric — 3.1%
American Electric Power Co., Inc.	14,600	582,540
Avista Corp.	12,800	341,760
Cleco Corp.	13,525	565,751
CMS Energy Corp.	38,700	909,450
El Paso Electric Co.	9,700	321,652
Empire District Electric Co.	21,911	462,322
Entergy Corp.	10,400	706,056

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
UTILITIES (Continued)
Electric (Continued)
FirstEnergy Corp.	4,125	$202,909
Hawaiian Electric Industries, Inc.	2,194	62,573
Portland General Electric Co.	73,344	1,955,351
PPL Corp.	30,300	842,643
Public Service Enterprise Group, Inc.	20,300	659,750
TECO Energy, Inc.	9,800	176,988
UNS Energy Corp.	9,200	353,372

		8,143,117

Gas — 0.9%
Atmos Energy Corp.	28,362	994,655
NiSource, Inc.	34,900	863,775
UGI Corp.	13,100	385,533

		2,243,963

Water — 0.1%
American Water Works Co., Inc.	10,375	355,655

TOTAL UTILITIES (cost $9,608,844)		10,742,735

TOTAL COMMON STOCK (cost $220,017,952)		243,114,030

INVESTMENT FUNDS — 17.8%
Cash Collateral Pool — 13.0%
ABA Members Collateral Fund(d)	34,543,781	33,958,461

Collective Investment Funds — 4.8%
SSgA S&P MidCap Index Non-Lending Series Fund, Class A	351,902	12,614,616

TOTAL INVESTMENT FUNDS (cost $47,444,313)		46,573,077

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Units	Value
SHORT-TERM INVESTMENTS — 2.9%
Affiliated Funds — 2.9%
Northern Trust Global Investments- Collective Short-Term Investment Fund(e)	7,762,786	$7,762,786

TOTAL SHORT-TERM INVESTMENTS (cost $7,762,786)		7,762,786

TOTAL INVESTMENTS — 113.6% (cost $275,225,051)		297,449,893
Liabilities Less Other Assets — (13.6)%		(35,717,077)

NET ASSETS — 100.0%		$261,732,816

(a)	All or a portion of security is on loan.
(b)	Security is exempt from registration under rule 144A of the securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors.
(c)	Security is delisted and being valued as level 3 position.
(d)	Represents security purchased with cash collateral received for securities on loan.
(e)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR—American Depositary Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited		December 31, 2011
Assets
Investments, at value (cost $131,564,912 and $135,743,316, respectively)	$127,372,911	(a)	$130,246,755	(b)
Investments in collective investment funds, at value (cost $12,884,088 and $12,799,577, respectively)	12,789,172		12,443,938
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short-Term Investment Fund (cost $2,611,799 and $4,059,329 and units of 2,611,799 and 4,059,329, respectively)	2,611,799		4,059,329
Foreign currency, at value (cost $850,037 and $252,967, respectively)	846,998		252,216
Receivable for investments sold	717,940		550,909
Receivable for fund units sold	208,736		190,244
Interest and dividends receivable	375,650		219,848
Unrealized appreciation of forward currency exchange contracts	117		—
Tax reclaims receivable	492,056		316,123
Other assets	4,688		5,782

Total assets	145,420,067		148,285,144

Liabilities
Due to custodian	1,150		—
Payable for cash collateral received on securities loaned	5,743,272		5,118,463
Payable for investments purchased	1,267,027		1,909,294
Payable for fund units redeemed	3,277		—
Investment advisory fee payable	52,232		59,455
ING—program fee payable	57,001		62,863
Trustee, management and administration fees payable	9,737		11,128
ABA Retirement Funds—program fee payable	7,891		9,020
Other accruals	50,020		62,740

Total liabilities	7,191,607		7,232,963

Net Assets (equivalent to $25.24 and $24.41 per unit based on 5,476,172 and 5,779,527 units outstanding, respectively)	$138,228,460		$141,052,181

(a)	Includes securities on loan with a value of $5,464,604 (See Note 5).
(b)	Includes securities on loan with a value of $4,876,357.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income
Dividends (net of foreign tax expense of $108,487, $132,963, $149,982 and $209,202, respectively)	$1,917,028	$2,443,942	$2,909,415	$3,351,759
Interest—affiliated issuers	2,074	2,707	4,057	4,691
Securities lending income, net	15,133	45,723	25,370	55,697

Total investment income	1,934,235	2,492,372	2,938,842	3,412,147

Expenses
ING—program fee	187,063	233,504	375,214	461,038
Trustee, management and administration fees	32,072	39,725	65,047	78,161
Investment advisory fee	165,959	216,377	349,385	425,309
ABA Retirement Funds—program fee	26,169	32,610	53,076	64,028
Legal and audit fees	10,042	13,844	20,439	27,575
Compliance consultant fees	5,802	7,272	11,991	14,484
Reports to unitholders	696	1,170	1,439	2,328
Registration fees	6,778	9,657	14,006	19,234
Other fees	3,131	1,825	5,462	3,795

Total expenses	437,712	555,984	896,059	1,095,952

Less: Expense reimbursement	(4,999)	—	(10,948)	—

Net expenses	432,713	555,984	885,111	1,095,952

Net investment income (loss)	1,501,522	1,936,388	2,053,731	2,316,195

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	998,515	2,213,739	1,542,386	6,667,831
Foreign currency transactions	(48,645)	74,216	(41,804)	105,333

Net realized gain (loss)	949,870	2,287,955	1,500,582	6,773,164

Change in net unrealized appreciation (depreciation) on:
Investments	(12,149,246)	(544,969)	1,565,283	116,178
Foreign currency transactions	(20,638)	10,714	(14,599)	(18,920)

Change in net unrealized appreciation (depreciation)	(12,169,884)	(534,255)	1,550,684	97,258

Net realized and unrealized gain (loss)	(11,220,014)	1,753,700	3,051,266	6,870,422

Net increase (decrease) in net assets resulting from operations	$(9,718,492)	$3,690,088	$5,104,997	$9,186,617

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2012
From operations
Net investment income (loss)	$2,053,731
Net realized gain (loss) from investments and foreign currency transactions	1,500,582
Change in net unrealized appreciation (depreciation)	1,550,684

Net increase (decrease) in net assets resulting from operations	5,104,997

From unitholder transactions
Proceeds from units issued	10,854,811
Cost of units redeemed	(18,783,529)

Net increase (decrease) in net assets from unitholder transactions	(7,928,718)

Net increase (decrease) in net assets	(2,823,721)
Net Assets
Beginning of period	141,052,181

End of period	$138,228,460

Number of units
Outstanding-beginning of period	5,779,527
Issued	420,253
Redeemed	(723,608)

Outstanding-end of period	5,476,172

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$0.35	$0.40	$0.52	$0.55
Expenses†,††	(0.08)	(0.09)	(0.16)	(0.17)

Net investment income (loss)	0.27	0.31	0.36	0.38
Net realized and unrealized gain (loss)	(2.01)	0.29	0.47	1.10

Net increase (decrease) in unit value	(1.74)	0.60	0.83	1.48
Net asset value at beginning of period	26.98	28.18	24.41	27.30

Net asset value at end of period	$25.24	$28.78	$25.24	$28.78

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.24%	1.26%	1.23%	1.26%
Ratio of net investment income(loss) to average net assets*	4.32%	4.40%	2.85%	2.67%
Portfolio turnover**,†††	65%	10%	77%	22%
Total return**	(6.45)%	2.13%	3.40%	5.42%
Net assets at end of period (in thousands)	$138,228	$174,945	$138,228	$174,945

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK — 91.8%
Argentina — 0.1%
MercadoLibre, Inc.	1,722	$130,528
Australia — 3.0%
Bank of Queensland Ltd.(a)	23,500	160,678
BHP Billiton Ltd.	16,691	543,913
Coca-Cola Amatil Ltd.	11,272	154,773
Commonwealth Bank of Australia	1,306	71,452
Goodman Fielder Ltd.	136,800	77,780
GrainCorp Ltd.	12,500	122,566
Incitec Pivot Ltd.	174,541	514,387
Macquarie Group Ltd.	8,200	220,717
Metcash Ltd.(a)	51,500	178,212
National Australia Bank Ltd.	15,800	383,599
Oil Search Ltd.	21,768	148,485
OneSteel Ltd.*	122,500	110,929
Pacific Brands Ltd.	191,000	98,570
Rio Tinto Ltd.	6,625	389,299
Spotless Group Ltd.	104,500	273,542
St. Barbara Ltd.*	59,600	108,315
Telstra Corp. Ltd.	63,600	240,935
Wesfarmers Ltd.	4,279	131,695
Westpac Banking Corp.	8,600	187,035

		4,116,882

Austria — 0.3%
OMV A.G.	8,100	254,298
Voestalpine A.G.	3,900	103,407

		357,705

Belgium — 2.4%
AGFA-Gevaert N.V.*	23,000	37,628
Anheuser-Busch InBev N.V.	38,025	2,956,310
Delhaize Group S.A.	3,900	142,850
KBC Groep N.V.	4,400	93,411
Umicore S.A.	3,412	157,736

		3,387,935

Bermuda — 0.1%
Hiscox Ltd.	14,880	99,682

Brazil — 1.4%
B.R. Malls Participacoes S.A.	9,200	105,351
Banco Bradesco S.A.	32,480	399,107
Tractebel Energia S.A.	43,300	793,564
WEG S.A.	72,300	694,743

		1,992,765

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Canada — 3.0%
Agrium, Inc.	5,955	$526,839
Bank of Nova Scotia	1,134	58,739
Brookfield Asset Management, Inc., Class A	13,627	451,054
Canadian National Railway Co.	1,813	153,312
Canadian Natural Resources Ltd.	16,080	431,304
Cenovus Energy, Inc.	4,900	155,781
Encana Corp.	15,810	329,188
Goldcorp, Inc.	2,287	86,096
Kinross Gold Corp.	49,090	400,654
Lundin Mining Corp.*	74,690	309,564
Talisman Energy, Inc.	41,940	480,701
Tim Hortons, Inc.	2,229	117,495
Toronto-Dominion Bank	5,470	428,068
Yamana Gold, Inc.	9,870	151,998

		4,080,793

China — 1.0%
Baidu, Inc. ADR*	1,451	166,836
China Telecom Corp. Ltd., Class H	1,430,000	627,290
Industrial & Commercial Bank of China, Class H	391,000	218,639
Lenovo Group Ltd.	218,000	186,000
NetEase, Inc. ADR*	2,489	146,478

		1,345,243

Denmark — 0.9%
Chr Hansen Holding A/S	5,969	153,401
Novo Nordisk A/S, Class B	6,303	911,993
Pandora A/S	13,500	126,838

		1,192,232

Finland — 0.2%
Huhtamaki OYJ	10,600	157,332
Nokia OYJ(a)	72,700	149,772

		307,104

France — 5.8%
Air Liquide S.A.(a)	2,045	233,981
Alstom S.A.(a)	8,170	259,519
Arkema S.A.	3,891	254,960
AXA S.A.	14,600	195,419
BNP Paribas S.A.	21,860	843,919
Bouygues S.A.(a)	2,961	79,797
Carrefour S.A.(a)	17,880	330,400
Cie Generale d’Optique Essilor International S.A.	2,433	226,022
Ciments Francais S.A.	1,500	90,833
Credit Agricole S.A.*	23,900	105,505
Danone S.A.	2,385	148,074
Dassault Systemes S.A.	3,892	365,640

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
France (Continued)
Eutelsat Communications S.A.	2,550	$78,408
France Telecom S.A.	9,500	125,023
Iliad S.A.	365	52,814
Ingenico	3,945	191,456
L’Oreal S.A.	6,321	740,497
Pernod-Ricard S.A.(a)	4,053	433,596
Publicis Groupe S.A.(a)	2,230	101,986
Sanofi	12,117	918,889
Schneider Electric S.A.	2,432	135,514
SCOR S.E.	7,700	186,829
Societe Generale S.A.*	3,035	71,560
Societe Television Francaise 1(a)	14,500	116,110
Technip S.A.	2,556	266,744
Total S.A.	19,190	866,070
Vivendi S.A.	20,355	378,430
Zodiac Aerospace(a)	2,498	254,192

		8,052,187

Germany — 7.1%
Adidas A.G.	6,219	446,065
Allianz S.E. (Registered)	10,130	1,018,670
BASF S.E.	17,085	1,187,270
Bayerische Motoren Werke A.G.	7,533	545,852
Brenntag A.G.	2,062	228,126
Daimler A.G. (Registered)	11,410	513,177
Deutsche Bank A.G. (Registered)	5,800	210,801
Deutsche Boerse A.G.	2,120	114,427
Deutsche Post A.G. (Registered)	3,421	60,593
E.ON A.G.	29,637	638,425
Fresenius Medical Care A.G. & Co. KGaA	2,370	167,761
Fresenius SE & Co. KGaA	4,485	465,095
HeidelbergCement A.G.	1,679	80,606
Hugo Boss A.G.(a)	1,711	169,245
Infineon Technologies A.G.	14,397	97,623
Kabel Deutschland Holding A.G.*	4,704	292,757
Lanxess A.G.	3,700	233,403
Merck KGaA	1,000	99,796
Metro A.G.	5,700	166,280
Muenchener Rueckversicherungs A.G. (Registered)	2,823	398,316
RWE A.G.	4,200	171,700
SAP A.G.	14,324	845,923
Siemens A.G. (Registered)	7,110	597,679
Symrise A.G.	17,370	527,679
ThyssenKrupp A.G.(a)	5,000	81,460
Volkswagen A.G.	2,800	422,464

		9,781,193

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Greece — 0.6%
Coca Cola Hellenic Bottling Co. S.A. ADR*	36,383	$646,890
Public Power Corp. S.A.	14,200	34,050
Titan Cement Co. S.A.*	5,700	100,758

		781,698

Hong Kong — 2.4%
AIA Group Ltd.	374,400	1,290,918
ASM Pacific Technology Ltd.	29,800	380,016
Cheung Kong Holdings Ltd.	27,891	344,295
Citic Pacific Ltd.	79,000	120,208
First Pacific Co. Ltd.	142,000	147,578
Hong Kong & China Gas Co. Ltd.	216,030	458,910
Johnson Electric Holdings Ltd.	294,500	179,480
Kingboard Chemical Holdings Ltd.	45,500	88,470
Link REIT	14,000	57,238
Singamas Container Holdings Ltd.	568,000	123,381
Yue Yuen Industrial Holdings Ltd.	56,500	177,857

		3,368,351

India — 0.6%
Infosys Ltd. ADR(a)	19,198	865,062

Indonesia — 0.5%
Telekomunikasi Indonesia Tbk PT	310,500	270,200
Telekomunikasi Indonesia Tbk PT ADR	13,166	458,572

		728,772

Ireland — 1.0%
Covidien PLC	14,940	799,290
Experian PLC	13,478	190,401
Shire PLC	4,638	133,305
WPP PLC	23,920	290,744

		1,413,740

Israel — 0.4%
Bank Hapoalim BM	41,600	128,892
Check Point Software Technologies Ltd.*	7,556	374,702
Israel Discount Bank Ltd., Class A*	99,840	104,189

		607,783

Italy — 1.2%
Enel S.p.A.	96,300	310,783
Eni S.p.A.(a)	24,297	518,556
Finmeccanica S.p.A.(a)*	20,300	82,096
Pirelli & C. S.p.A.	9,548	100,723
Prada S.p.A.	28,600	194,368
Saipem S.p.A.	6,838	304,549
Telecom Italia S.p.A.	161,800	159,451

		1,670,526

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Japan — 13.5%
Amada Co. Ltd.	50,446	$299,241
Aozora Bank Ltd.	64,000	152,768
Bank of Yokohama Ltd.	158,860	750,389
COMSYS Holdings Corp.	23,600	277,259
Daito Trust Construction Co. Ltd.	3,800	360,504
FANUC Corp.	4,400	722,971
Fast Retailing Co. Ltd.	3,100	622,371
Fuji Seal International, Inc.	11,500	219,492
Geo Holdings Corp.	200	222,835
Heiwa Corp.	7,200	135,018
Hitachi Ltd.	17,000	104,561
Inpex Corp.	87	487,793
Japan Tobacco, Inc.	10,800	320,071
JFE Shoji Trade Corp.*	65,000	288,752
J-Oil Mills, Inc.	51,000	153,371
Kaken Pharmaceutical Co. Ltd.	19,000	266,084
KDDI Corp.	60	387,054
Keihin Corp.	6,000	88,817
Keiyo Bank Ltd.	31,000	143,841
Kissei Pharmaceutical Co. Ltd.	6,500	115,852
Komatsu Ltd.	6,200	148,614
Lawson, Inc.	2,100	146,934
Marubeni Corp.	44,000	292,878
Matsumotokiyoshi Holdings Co. Ltd.	8,900	197,471
Miraca Holdings, Inc.	3,600	149,703
Mitsubishi Corp.	38,252	772,513
Mitsubishi Heavy Industries Ltd.	36,000	146,192
Mizuho Financial Group, Inc.	98,200	166,251
Morinaga Milk Industry Co. Ltd.	40,000	153,458
MS&AD Insurance Group Holdings	25,956	454,358
Murata Manufacturing Co. Ltd.	3,600	188,866
Nihon Kohden Corp.	5,900	179,673
Nikon Corp.	16,100	489,150
Nintendo Co. Ltd.	3,281	382,874
Nippon Electric Glass Co. Ltd.	14,000	83,275
Nippon Flour Mills Co. Ltd.	49,000	215,332
Nippon Telegraph & Telephone Corp.	9,000	418,196
Nishi-Nippon City Bank Ltd.	76,000	185,215
Nissan Shatai Co. Ltd.	10,000	106,391
Nitori Holdings Co. Ltd.	950	89,965
NKSJ Holdings, Inc.	26,245	559,423
NS Solutions Corp.	6,800	116,294
NTT DoCoMo, Inc.	200	332,865
ORIX Corp.	8,860	824,746
Otsuka Holdings Co. Ltd.	10,000	306,430

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Rakuten, Inc.	25,600	$265,132
Rohto Pharmaceutical Co. Ltd.	15,000	192,966
Sankyu, Inc.	46,000	165,072
Sapporo Hokuyo Holdings, Inc.	49,500	153,322
Sega Sammy Holdings, Inc.	8,500	172,894
Shionogi & Co. Ltd.	16,100	218,957
SMC Corp.	2,589	448,130
Softbank Corp.	13,500	501,962
Sugi Holdings Co. Ltd.	7,868	258,442
Sumitomo Corp.	18,700	261,645
Sumitomo Metal Mining Co. Ltd.	12,668	142,596
Sumitomo Mitsui Trust Holdings, Inc.	213,454	637,747
Suzuki Motor Corp.	36,405	746,289
THK Co. Ltd.	14,783	280,049
Toagosei Co. Ltd.	53,000	207,212
Toyota Motor Corp.	13,100	528,049
Unicharm Corp.	4,200	239,283

		18,645,858

Macau — 0.1%
Sands China Ltd.	42,000	134,541

Malaysia — 1.2%
Axiata Group Bhd.	965,200	1,666,634

Mexico — 0.8%
Grupo Televisa S.A.B. ADR	54,063	1,161,273

Netherlands — 3.3%
ASML Holding N.V.	5,199	264,940
European Aeronautic Defence and Space Co. N.V.	6,760	239,739
Gemalto N.V.(a)	2,321	166,926
Heineken N.V.	16,723	873,564
ING Groep N.V.—CVA*	29,600	199,716
Koninklijke Ahold N.V.	29,700	368,042
Koninklijke Vopak N.V.	3,396	217,784
Mediq N.V.	10,700	131,630
Royal Dutch Shell PLC, Class B	44,552	1,554,942
Unilever N.V.—CVA	16,581	554,999

		4,572,282

Norway — 1.0%
DnB ASA	17,500	174,078
Norsk Hydro ASA(a)	108,030	487,519
Statoil ASA	23,204	554,803
Telenor ASA	9,896	165,026

		1,381,426

Peru — 0.1%
Credicorp Ltd.	1,550	195,130

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Philippines — 0.6%
Philippine Long Distance Telephone Co.	1,310	$82,480
Philippine Long Distance Telephone Co. ADR	12,264	779,990

		862,470

Poland — 0.8%
Telekomunikacja Polska S.A.	230,785	1,078,918

Portugal — 0.1%
Jeronimo Martins SGPS S.A.	12,108	204,328

Singapore — 0.8%
DBS Group Holdings Ltd.	21,000	231,793
Golden Agri-Resources Ltd.(a)	962,570	514,564
SembCorp Industries Ltd.	32,000	130,824
SembCorp Marine Ltd.(a)	19,000	72,545
United Overseas Bank Ltd.	13,000	193,184

		1,142,910

South Africa — 4.3%
AngloGold Ashanti Ltd.	18,026	617,561
Aspen Pharmacare Holdings Ltd.*	35,782	551,977
FirstRand Ltd.	50,020	162,016
MTN Group Ltd.	37,302	644,490
Shoprite Holdings Ltd.	44,300	818,148
Standard Bank Group Ltd.	97,227	1,318,381
Tiger Brands Ltd.	59,022	1,772,068

		5,884,641

South Korea — 3.0%
E-Mart Co. Ltd.	1,772	389,211
LG Electronics, Inc.	4,577	246,919
NHN Corp.	2,944	645,622
Samsung Electronics Co. Ltd.	926	981,766
Samsung Fire & Marine Insurance Co. Ltd.	7,668	1,518,242
Shinhan Financial Group Co. Ltd.	8,960	311,851

		4,093,611

Spain — 1.1%
Banco Bilbao Vizcaya Argentaria S.A.	16,400	118,206
Banco Santander S.A.	82,018	547,807
Grifols S.A.*	10,669	270,630
Inditex S.A.	3,006	310,925
Repsol YPF S.A.	8,500	136,671
Telefonica S.A.	14,000	184,711

		1,568,950

Sweden — 1.7%
Atlas Copco AB, Class A(a)	21,763	469,872
Billerud AB(a)	16,000	147,961
Boliden AB(a)	17,100	239,187

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Sweden (Continued)
Electrolux AB, Class B	4,679	$93,418
Elekta AB, Class B(a)	2,939	134,024
Saab AB, Class B	11,000	187,139
Swedbank AB, Class A	2,515	39,770
Telefonaktiebolaget LM Ericsson, Class B(a)	69,190	631,326
Trelleborg AB, Class B(a)	31,000	286,455
Volvo AB, Class B	8,407	96,303

		2,325,455

Switzerland — 7.7%
Adecco S.A. (Registered)*	1,194	53,140
Baloise Holding A.G. (Registered)	3,300	217,872
BKW A.G.	400	13,385
Clariant A.G. (Registered)*	14,600	144,164
Credit Suisse Group A.G. (Registered)	10,800	197,321
Foster Wheeler A.G.*	20,902	362,232
Geberit A.G. (Registered)*	1,546	304,982
Georg Fischer A.G. (Registered)*	500	173,004
Glencore International PLC	65,029	302,121
Holcim Ltd. (Registered)*	21,462	1,189,144
Lindt & Spruengli A.G. (Registered)*	6	220,447
Nestle S.A. (Registered)	22,348	1,333,212
Noble Corp.*	13,060	424,842
Novartis A.G. (Registered)	23,768	1,325,899
Partners Group Holding A.G.	1,697	301,723
Petroplus Holdings A.G.(a)(b)*	12,100	—
Roche Holding A.G. (Genusschein)	8,276	1,428,795
Swiss Life Holding A.G. (Registered)*	1,400	132,123
Swiss Re A.G.*	5,100	320,426
Syngenta A.G. (Registered)	2,194	749,063
UBS A.G. (Registered)*	28,430	332,502
Valora Holding A.G. (Registered)	1,000	185,795
Wolseley PLC	5,360	200,271
Xstrata PLC	22,551	284,652
Zurich Insurance Group A.G.*	1,800	406,153

		10,603,268

Taiwan — 2.3%
AU Optronics Corp.	163,000	66,708
Chunghwa Telecom Co. Ltd.	102,200	321,848
Delta Electronics, Inc.	196,000	607,214
Quanta Computer, Inc.	61,000	164,223
Taiwan Semiconductor Manufacturing Co. Ltd.*	532,000	1,456,155
Uni-President Enterprises Corp.	315,232	506,425

		3,122,573

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Thailand — 0.7%
Kasikornbank PCL (Registered)	151,100	$789,155
Siam Commercial Bank PCL	43,100	199,452

		988,607

Turkey — 0.3%
Akbank T.A.S.	99,756	366,090

United Kingdom — 15.4%
Admiral Group PLC	2,135	39,935
Aggreko PLC	5,997	195,086
Anglo American PLC	15,371	504,345
Antofagasta PLC	12,331	211,640
ARM Holdings PLC	57,160	455,208
AstraZeneca PLC	12,800	572,172
Aviva PLC	27,600	118,147
Babcock International Group PLC	23,401	313,140
BAE Systems PLC	83,600	378,338
Barclays PLC	85,000	217,592
Berkeley Group Holdings PLC*	11,226	248,751
BG Group PLC	31,721	649,289
BP PLC	69,100	463,002
BP PLC ADR	11,130	451,210
British American Tobacco PLC	21,875	1,113,450
BT Group PLC	125,800	417,036
Burberry Group PLC	24,993	521,357
Cable & Wireless Communications PLC	318,700	148,312
Capita PLC	11,207	115,243
Carnival PLC	3,390	116,012
Compass Group PLC	50,677	531,586
Cookson Group PLC	17,600	162,999
Debenhams PLC	134,100	181,925
Diageo PLC	28,540	734,232
Firstgroup PLC	42,200	148,530
GlaxoSmithKline PLC	68,187	1,546,266
Home Retail Group PLC	78,000	104,169
HSBC Holdings PLC	6,800	60,962
InterContinental Hotels Group PLC	6,402	154,727
Intertek Group PLC	3,906	164,167
Johnson Matthey PLC	12,445	431,534
Kazakhmys PLC	6,400	72,861
Kingfisher PLC	14,363	64,945
Legal & General Group PLC	154,100	308,998
Lloyds Banking Group PLC*	80,693	39,692
Marks & Spencer Group PLC	54,000	276,076
Morgan Crucible Co. PLC	27,400	119,743
Old Mutual PLC	87,062	207,212
Pearson PLC	23,024	457,302

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Petrofac Ltd.	22,804	$498,554
Reckitt Benckiser Group PLC	3,316	174,899
Rolls-Royce Holdings PLC*	44,059	594,422
SABMiller PLC	21,382	858,896
Standard Chartered PLC	52,436	1,143,199
Telecity Group PLC*	18,167	228,736
Thomas Cook Group PLC	66,400	15,619
Trinity Mirror PLC*	75,700	32,343
Tullow Oil PLC	3,569	82,391
Unilever PLC	34,088	1,145,720
Vodafone Group PLC	161,730	454,422
Vodafone Group PLC ADR	31,860	897,815
Weir Group PLC	11,165	269,298
WH Smith PLC	29,500	251,849
Whitbread PLC	4,280	136,585
Willis Group Holdings PLC	24,230	884,153
WM Morrison Supermarkets PLC	88,000	367,285
WS Atkins PLC	16,000	173,100

		21,226,477

United States — 1.0%
Bunge Ltd.	7,170	449,846
Philip Morris International, Inc.	6,280	547,993
Schlumberger Ltd.	6,240	405,038

		1,402,877

TOTAL COMMON STOCK (cost $131,260,562)		126,908,500

PREFERRED STOCK — 0.3%
Germany — 0.3%
Henkel A.G. & Co. KGaA	6,990	464,240

TOTAL PREFERRED STOCK (cost $304,350)		464,240

RIGHTS — 0.0%
France — 0.0%
Air Liquide S.A.*	15	171

TOTAL RIGHTS (cost $—)		171

Total (cost $131,564,912)		127,372,911

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 9.3%
Cash Collateral Pool — 4.1%
ABA Members Collateral Fund(c)	5,743,272	$5,645,956

Collective Investment Funds — 5.2%
iShares MSCI Emerging Markets Index(d)	593,389	7,143,216

TOTAL INVESTMENT FUNDS (cost $12,884,088)		12,789,172

	Units	Value
SHORT-TERM INVESTMENTS — 1.9%
Affiliated Funds — 1.9%
Northern Trust Global Investments—Collective Short—Term Investment Fund(e)	2,611,799	$2,611,799

TOTAL SHORT-TERM INVESTMENTS (cost $2,611,799)		2,611,799

TOTAL INVESTMENTS— 103.3% (cost $147,060,799)		142,773,882
Liabilities Less Other Assets — (3.3)%		(4,545,422)

NET ASSETS — 100.0%		$138,228,460

(a)	All or a portion of security is on loan.
(b)	Security is delisted and being valued as level 3 position.
(c)	Represents security purchased with cash collateral received for securities on loan.
(d)	This fund is a regulated investment company (RIC).
(e)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern

Trust Company.

*	Non-income producing security.

ADR—American Depositary Receipt

CVA—Certificaten Van Aandelen

MSCI—Morgan Stanley Capital International

As of June 30, 2012, the International All Cap Equity Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Sale	State Street Boston	Japanese Yen	20,743,000	$259,918	09/20/12	$117

						$117

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statement of Assets and Liabilities

June 30, 2012 Unaudited
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short-Term Investment Fund (cost $73 and units of 73)	$73
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
International All Cap Equity Fund (cost $672,016 and units of 26,078)	655,178
Large Cap Equity Fund (cost $394,385 and units of 25,582)	396,984
Small Mid Cap Equity Fund (cost $55,450 and units of 3,225)	55,765
Receivable for fund units sold	330

Total assets	1,108,330

Net Assets (equivalent to $15.46 per unit based on 71,699 units outstanding)	$1,108,330

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period January 17, 2012(a) to June 30, 2012
Investment income
Interest—affiliated issuers	$7	$7

Total investment income	7	7

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
International All Cap Equity Fund	(3,235)	(2,692)
Large Cap Equity Fund	903	1,251
Small-Mid Cap Equity Fund	(205)	(159)

Net realized gain (loss)	(2,537)	(1,600)

Change in net unrealized appreciation (depreciation) on:
Investments	(32,396)	(13,925)

Change in net unrealized appreciation (depreciation)	(32,396)	(13,925)

Net realized and unrealized gain (loss)	(34,933)	(15,525)

Net increase (decrease) in net assets resulting from operations	$(34,926)	$(15,518)

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 17, 2012(a) to June 30, 2012
From operations
Net investment income (loss)	$7
Net realized gain (loss)	(1,600)
Change in net unrealized appreciation (depreciation)	(13,925)

Net increase (decrease) in net assets resulting from operations	(15,518)

From unitholder transactions
Proceeds from units issued	1,255,094
Cost of units redeemed	(131,246)

Net increase (decrease) in net assets from unitholder transactions	1,123,848

Net increase (decrease) in net assets	1,108,330
Net Assets
Beginning of period	—

End of period	$1,108,330

Number of units
Outstanding-beginning of period	—
Issued	80,384
Redeemed	(8,685)

Outstanding-end of period	71,699

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period January 17, 2012(a) to June 30, 2012
Net investment income (loss)	$— (b)	$— (b)
Net realized and unrealized gain (loss)	(0.94)	0.46

Net increase (decrease) in unit value	(0.94)	0.46
Net asset value at beginning of period	16.40	15.00

Net asset value at end of period	$15.46	$15.46

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets(c)*	0.00%	0.00%
Portfolio turnover(d)**	14%	22%
Total return**	(5.73)%	3.07%
Net assets at end of period (in thousands)	$1,108	$1,108

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
(c)	Does not reflect net investment income from the portion of the Fund invested in the International All Cap Equity Fund, Large Cap Equity Fund, and Small-Mid Cap Equity Fund which retain all net investment income and make no distributions.
(d)	With respect to the portion of the Fund’s assets invested in International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund, portfolio turnover reflects purchases and sales of the International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds, including International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.0%
Collective Investment Funds — 100.0%
International All Cap Equity Fund	26,078	$655,178
Large Cap Equity Fund	25,582	396,984
Small-Mid Cap Equity Fund	3,225	55,765

TOTAL INVESTMENT FUNDS (cost $1,121,851)		1,107,927

	Units	Value
SHORT-TERM INVESTMENTS — 0.0%
Affiliated Funds — 0.0%
Northern Trust Global Investments—Collective Short-Term Investment Fund(a)	73	$73

TOTAL SHORT-TERM INVESTMENTS (cost $73)		73

TOTAL INVESTMENTS — 100.0% (cost $1,121,924)		1,108,000
Other Assets Less Liabilities — 0.0%		330

NET ASSETS — 100.0%		$1,108,330

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $84,491,153 and $75,820,526 and units of 7,479,821 and 6,843,396, respectively)	$92,263,587	$82,462,925
Receivable for fund units sold	145,659	140,514
Other assets	2,793	2,990

Total assets	92,412,039	82,606,429

Liabilities
Payable for investments purchased	145,686	140,514
Investment advisory fee payable	8,744	7,817
ING—program fee payable	39,653	34,119
Trustee, management and administration fees payable	6,658	6,032
ABA Retirement Funds—program fee payable	5,419	4,895
Payable for legal and audit services	3,486	10,283
Payable for compliance consultant fees	6,800	—	(a)
Other accruals	16,648	16,375

Total liabilities	233,094	220,035

Net Assets (equivalent to $13.44 and $13.18 per unit based on 6,858,696 and 6,251,267 units outstanding, respectively)	$92,178,945	$82,386,394

(a)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	116,270	78,111	224,968	151,985
Trustee, management and administration fees	19,846	13,288	38,999	25,765
Investment advisory fee	9,473	6,110	17,645	12,181
ABA Retirement Funds—program fee	16,188	10,907	31,733	21,106
Legal and audit fees	6,355	4,778	12,364	9,261
Compliance consultant fees	3,702	2,510	7,279	4,864
Reports to unitholders	444	404	873	782
Registration fees	4,325	3,333	8,502	6,460
Other fees	889	604	1,752	1,168

Total expenses	177,492	120,045	344,115	233,572

Less: Expense reimbursement	(2,913)	—	(6,351)	—

Net expenses	174,579	120,045	337,764	233,572

Net investment income (loss)	(174,579)	(120,045)	(337,764)	(233,572)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	445,194	130,618	932,672	300,982

Net realized gain (loss)	445,194	130,618	932,672	300,982

Change in net unrealized appreciation (depreciation) on:
Investments	1,381,068	1,186,213	1,130,035	1,276,081

Change in net unrealized appreciation (depreciation)	1,381,068	1,186,213	1,130,035	1,276,081

Net realized and unrealized gain (loss)	1,826,262	1,316,831	2,062,707	1,577,063

Net increase (decrease) in net assets resulting from operations	$1,651,683	$1,196,786	$1,724,943	$1,343,491

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$(337,764)
Net realized gain (loss)	932,672
Change in net unrealized appreciation (depreciation)	1,130,035

Net increase (decrease) in net assets resulting from operations	1,724,943

From unitholder transactions
Proceeds from units issued	23,082,033
Cost of units redeemed	(15,014,425)

Net increase (decrease) in net assets from unitholder transactions	8,067,608

Net increase (decrease) in net assets	9,792,551
Net Assets
Beginning of period	82,386,394

End of period	$92,178,945

Number of units
Outstanding-beginning of period	6,251,267
Issued	1,738,812
Redeemed	(1,131,383)

Outstanding-end of period	6,858,696

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.02)	(0.05)	(0.05)

Net investment income (loss)	(0.03)	(0.02)	(0.05)	(0.05)
Net realized and unrealized gain (loss)	0.28	0.27	0.31	0.33

Net increase (decrease) in unit value	0.25	0.25	0.26	0.28
Net asset value at beginning of period	13.19	12.35	13.18	12.32

Net asset value at end of period	$13.44	$12.60	$13.44	$12.60

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.78%	0.78%	0.77%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.78)%	(0.77)%	(0.80)%
Portfolio turnover**,†††	3%	3%	8%	7%
Total return**	1.90%	2.02%	1.97%	2.27%
Net assets at end of period (in thousands)	$92,179	$64,472	$92,179	$64,472

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	7,479,821	$92,263,587

TOTAL INVESTMENT FUNDS (cost $84,491,153)		92,263,587

TOTAL INVESTMENTS — 100.1% (cost $84,491,153)		92,263,587
Liabilities Less Other Assets — (0.1)%		(84,642)

NET ASSETS — 100.0%		$92,178,945

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $76,910,330 and $62,136,017 and units of 3,745,273 and 3,145,677, respectively)	$88,706,795	$68,037,847
Receivable for fund units sold	83,848	88,462
Other assets	2,748	2,501

Total assets	88,793,391	68,128,810

Liabilities
Due to custodian	—	8
Payable for investments purchased	83,848	88,462
Investment advisory fee payable	4,227	2,772
ING—program fee payable	36,589	28,240
Trustee, management and administration fees payable	6,120	5,003
ABA Retirement Funds—program fee payable	4,951	4,052
Payable for legal and audit services	3,254	9,252
Payable for compliance consultant fees	6,286	4,751
Other Accruals	15,614	10,838

Total liabilities	160,889	153,378

Net Assets (equivalent to $19.79 and $18.14 per unit based on 4,478,069 and 3,747,123 units outstanding, respectively)	$88,632,502	$67,975,432

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the year April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income
Interest	$—	$—	$8	$—

Total investment income	—	—	8	—

Expenses
ING—program fee	111,589	83,321	209,806	158,956
Trustee, management and administration fees	19,012	14,142	35,815	26,920
Investment advisory fee	4,655	3,050	8,877	5,995
ABA Retirement Funds—program fee	15,510	11,609	29,556	22,054
Legal and audit fees	6,015	4,962	11,471	9,612
Compliance consultant fees	3,503	2,607	6,751	5,049
Reports to unitholders	420	419	810	811
Registration fees	4,091	3,462	7,885	6,705
Other fees	841	649	1,620	1,237

Total expenses	165,636	124,221	312,591	237,339

Less: Expense reimbursement	(2,826)	—	(5,919)	—

Net expenses	162,810	124,221	306,672	237,339

Net investment income (loss)	(162,810)	(124,221)	(306,664)	(237,339)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	459,114	797,910	945,378	1,225,849

Net realized gain (loss)	459,114	797,910	945,378	1,225,849

Change in net unrealized appreciation (depreciation) on:
Investments	(2,768,128)	(723,890)	5,894,635	2,206,665

Change in net unrealized appreciation (depreciation)	(2,768,128)	(723,890)	5,894,635	2,206,665

Net realized and unrealized gain (loss)	(2,309,014)	74,020	6,840,013	3,432,514

Net increase (decrease) in net assets resulting from operations	$(2,471,824)	$(50,201)	$6,533,349	$3,195,175

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$(306,664)
Net realized gain (loss)	945,378
Change in net unrealized appreciation (depreciation)	5,894,635

Net increase (decrease) in net assets resulting from operations	6,533,349

From unitholder transactions
Proceeds from units issued	25,459,243
Cost of units redeemed	(11,335,522)

Net increase (decrease) in net assets from unitholder transactions	14,123,721

Net increase (decrease) in net assets	20,657,070
Net Assets
Beginning of period	67,975,432

End of period	$88,632,502

Number of units
Outstanding-beginning of period	3,747,123
Issued	1,309,729
Redeemed	(578,783)

Outstanding-end of period	4,478,069

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.07)	(0.07)

Net investment income (loss)	(0.04)	(0.04)	(0.07)	(0.07)
Net realized and unrealized gain (loss)	(0.56)	0.02	1.72	1.08

Net increase (decrease) in unit value	(0.60)	(0.02)	1.65	1.01
Net asset value at beginning of period	20.39	18.93	18.14	17.90

Net asset value at end of period	$19.79	$18.91	$19.79	$18.91

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.77%	0.79%	0.75%	0.78%
Ratio of net investment income (loss) to average net assets*	(0.77)%	(0.79)%	(0.75)%	(0.78)%
Portfolio turnover**,†††	2%	5%	4%	9%
Total return**	(2.94)%	(0.11)%	9.10%	5.64%
Net assets at end of period (in thousands)	$88,633	$65,074	$88,633	$65,074

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.010% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA S&P 500® Index Non-Lending Series Fund, Class A	3,745,273	$88,706,795

TOTAL INVESTMENT FUNDS (cost $76,910,330)		88,706,795

TOTAL INVESTMENTS — 100.1% (cost $76,910,330)		88,706,795
Liabilities Less Other Assets — (0.1)%		(74,293)

NET ASSETS — 100.0%		$88,632,502

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $227,562,716 and $231,370,558 and units of 15,699,918 and 16,110,008, respectively)	$284,105,719	$266,749,521
Receivable for investments sold	74,580	498,107
Other assets	9,372	9,977

Total assets	284,189,671	267,257,605

Liabilities
Payable for fund units redeemed	74,580	498,107
Investment advisory fee payable	28,182	22,285
ING—program fee payable	117,940	116,047
Trustee, management and administration fees payable	20,216	20,537
ABA Retirement Funds—program fee payable	16,392	16,650
Payable for legal and audit services	10,513	39,130
Payable for compliance consultant fees	22,996	—	(a)
Payable for reports to unitholders	6,158	—	(b)
Payable for registration fees	52,422	—	(c)
Other accruals	2,164	68,958

Total liabilities	351,563	781,714

Net Assets (equivalent to $38.83 and $35.67 per unit based on 7,309,394 and 7,471,321 units outstanding, respectively)	$283,838,108	$266,475,891

(a)	Payable for compliance consultant fees is included in other accruals.
(b)	Payable for reports to unitholders fee is included in other accruals.
(c)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	374,240	406,101	733,397	797,367
Trustee, management and administration fees	64,273	69,076	126,840	135,177
Investment advisory fee	29,345	27,154	61,846	57,513
ABA Retirement Funds—program fee	52,437	56,702	103,800	110,735
Legal and audit fees	20,137	24,025	40,036	47,844
Compliance consultant fees	11,710	12,620	23,555	25,130
Reports to unitholders	1,405	2,030	2,827	4,039
Registration fees	13,678	16,758	27,513	33,372
Other fees	2,810	3,033	5,653	6,030

Total expenses	570,035	617,499	1,125,467	1,217,207

Less: Expense reimbursement	(9,812)	—	(21,171)	—

Net expenses	560,223	617,499	1,104,296	1,217,207

Net investment income (loss)	(560,223)	(617,499)	(1,104,296)	(1,217,207)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,010,517	2,379,322	3,733,364	3,860,639

Net realized gain (loss)	2,010,517	2,379,322	3,733,364	3,860,639

Change in net unrealized appreciation (depreciation) on:
Investments	(11,474,608)	(2,425,343)	21,164,040	14,735,769

Change in net unrealized appreciation (depreciation)	(11,474,608)	(2,425,343)	21,164,040	14,735,769

Net realized and unrealized gain (loss)	(9,464,091)	(46,021)	24,897,404	18,596,408

Net increase (decrease) in net assets resulting from operations	$(10,024,314)	$(663,520)	$23,793,108	$17,379,201

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$(1,104,296)
Net realized gain (loss)	3,733,364
Change in net unrealized appreciation (depreciation)	21,164,040

Net increase (decrease) in net assets resulting from operations	23,793,108

From unitholder transactions
Proceeds from units issued	18,601,783
Cost of units redeemed	(25,032,674)

Net increase (decrease) in net assets from unitholder transactions	(6,430,891)

Net increase (decrease) in net assets	17,362,217
Net Assets
Beginning of period	266,475,891

End of period	$283,838,108

Number of units
Outstanding-beginning of period	7,471,321
Issued	484,657
Redeemed	(646,584)

Outstanding-end of period	7,309,394

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.08)	(0.08)	(0.15)	(0.15)

Net investment income (loss)	(0.08)	(0.08)	(0.15)	(0.15)
Net realized and unrealized gain (loss)	(1.27)	0.01	3.31	2.28

Net increase (decrease) in unit value	(1.35)	(0.07)	3.16	2.13
Net asset value at beginning of period	40.18	37.74	35.67	35.54

Net asset value at end of period	$38.83	$37.67	$38.83	$37.67

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.80%	0.81%	0.78%	0.81%
Ratio of net investment income (loss) to average net assets*	(0.80)%	(0.81)%	(0.78)%	(0.81)%
Portfolio turnover**,†††	1%	1%	2%	2%
Total return**	(3.36)%	(0.19)%	8.86%	5.99%
Net assets at end of period (in thousands)	$283,838	$301,757	$283,838	$301,757

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the col- lective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	15,699,918	$284,105,719

TOTAL INVESTMENT FUNDS (cost $227,562,716)		284,105,719

TOTAL INVESTMENTS — 100.1% (cost $227,562,716)		284,105,719
Liabilities Less Other Assets — (0.1)%		(267,611)

NET ASSETS — 100.0%		$283,838,108

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $63,953,693 and $54,827,517 and units of 1,969,119 and 1,742,515, respectively)	$70,586,992	$57,872,403
Receivable for fund units sold	76,408	48,894
Other assets	2,277	2,176

Total assets	70,665,677	57,923,473

Liabilities
Payable for investments purchased	76,408	48,894
Investment advisory fee payable	6,943	4,883
ING—program fee payable	29,007	24,784
Trustee, management and administration fees payable	5,042	4,375
ABA Retirement Funds—program fee payable	4,074	3,555
Payable for legal and audit services	2,638	8,121
Payable for compliance consultant fees	5,286	4,137
Other accruals	13,285	9,594

Total liabilities	142,683	108,343

Net Assets (equivalent to $25.88 and $24.07 per unit based on 2,724,980 and 2,402,100 units outstanding, respectively)	$70,522,994	$57,815,130

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	91,352	79,313	174,798	142,529
Trustee, management and administration fees	15,755	13,447	30,024	24,132
Investment advisory fee	8,022	5,509	14,676	10,779
ABA Retirement Funds—program fee	12,854	11,039	24,787	19,774
Legal and audit fees	4,941	4,747	9,572	8,693
Compliance consultant fees	2,878	2,493	5,635	4,566
Reports to unitholders	345	401	676	734
Registration fees	3,362	3,311	6,582	6,063
Other fees	691	620	1,352	1,120

Total expenses	140,200	120,880	268,102	218,390

Less: Expense reimbursement	(2,354)	—	(4,984)	—

Total expenses	137,846	120,880	263,118	218,390

Net investment income (loss)	(137,846)	(120,880)	(263,118)	(218,390)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	672,644	794,556	1,011,626	1,175,526

Net realized gain (loss)	672,644	794,556	1,011,626	1,175,526

Change in net unrealized appreciation (depreciation) on:
Investments	(4,242,031)	(1,279,589)	3,588,413	2,851,326

Change in net unrealized appreciation (depreciation)	(4,242,031)	(1,279,589)	3,588,413	2,851,326

Net realized and unrealized gain (loss)	(3,569,387)	(485,033)	4,600,039	4,026,852

Net increase (decrease) in net assets resulting from operations	$(3,707,233)	$(605,913)	$4,336,921	$3,808,462

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$(263,118)
Net realized gain (loss)	1,011,626
Change in net unrealized appreciation (depreciation)	3,588,413

Net increase (decrease) in net assets resulting from operations	4,336,921

From unitholder transactions
Proceeds from units issued	18,790,129
Cost of units redeemed	(10,419,186)

Net increase (decrease) in net assets from unitholder transactions	8,370,943

Net increase (decrease) in net assets	12,707,864
Net Assets
Beginning of period	57,815,130

End of period	$70,522,994

Number of units
Outstanding-beginning of period	2,402,100
Issued	721,975
Redeemed	(399,095)

Outstanding-end of period	2,724,980

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.05)	(0.10)	(0.10)

Net investment income (loss)	(0.05)	(0.05)	(0.10)	(0.10)
Net realized and unrealized gain (loss)	(1.34)	(0.20)	1.91	2.11

Net increase (decrease) in unit value	(1.39)	(0.25)	1.81	2.01
Net asset value at beginning of period	27.27	26.95	24.07	24.69

Net asset value at end of period	$25.88	$26.70	$25.88	$26.70

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.79%	0.82%	0.77%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.79)%	(0.82)%	(0.77)%	(0.80)%
Portfolio turnover**,†††	3%	4%	5%	7%
Total return**	(5.10)%	(0.93)%	7.52%	8.14%
Net assets at end of period (in thousands)	$70,523	$63,828	$70,523	$63,828

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA S&P MidCap® Index Non-Lending Series Fund, Class A	1,969,119	$70,586,992

TOTAL INVESTMENT FUNDS (cost $63,953,693)		70,586,992

TOTAL INVESTMENTS — 100.1%
(cost $63,953,693)		70,586,992
Liabilities Less Other Assets — (0.1)%		(63,998)

NET ASSETS — 100.0%		$70,522,994

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Russell Small Cap® Index Non-Lending Series Fund Class A (cost $35,297,255 and $31,103,960 and units of 1,546,261 and 1,407,293, respectively)	$37,911,236	$31,792,166
Receivable for fund units sold	24,797	53,053
Other assets	1,223	1,197

Total assets	37,937,256	31,846,416

Liabilities
Due to custodian	—	53,053
Payable for investments purchased	24,797	—
Investment advisory fee payable	3,650	2,996
ING—program fee payable	15,283	13,374
Trustee, management and administration fees payable	2,561	2,374
ABA Retirement Funds—program fee payable	2,094	1,920
Payable for legal and audit services	1,378	4,697
Payable for compliance consultant fees	2,867	—	(a)
Payable for reports to unitholders	696	—	(b)
Payable for registration fees	6,384	—	(c)
Other accruals	253	7,985

Total liabilities	59,963	86,399

Net Assets (equivalent to $26.71 and $24.70 per unit based on 1,418,265 and 1,285,785 units outstanding, respectively)	$37,877,293	$31,760,017

(a)	Payable for compliance consultant fees is included in other accruals.
(b)	Payable for reports to unitholders fee is included in other accruals.
(c)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	48,413	48,109	93,483	87,357
Trustee, management and administration fees	8,275	8,167	16,015	14,802
Investment advisory fee	3,837	3,456	7,492	6,744
ABA Retirement Funds—program fee	6,752	6,705	13,197	12,129
Legal and audit fees	2,617	2,849	5,119	5,299
Compliance consultant fees	1,515	1,496	3,004	2,783
Reports to unitholders	182	241	361	448
Registration fees	1,770	1,988	3,510	3,697
Other fees	364	370	721	679

Total expenses	73,725	73,381	142,902	133,938

Less: Expense reimbursement	(1,265)	—	(2,687)	—

Net expenses	72,460	73,381	140,215	133,938

Net investment income (loss)	(72,460)	(73,381)	(140,215)	(133,938)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	619,679	607,612	792,712	1,018,185

Net realized gain (loss)	619,679	607,612	792,712	1,018,185

Change in net unrealized appreciation (depreciation) on:
Investments	(1,944,264)	(1,254,305)	1,925,775	809,910

Change in net unrealized appreciation (depreciation)	(1,944,264)	(1,254,305)	1,925,775	809,910

Net realized and unrealized gain (loss)	(1,324,585)	(646,693)	2,718,487	1,828,095

Net increase (decrease) in net assets resulting from operations	$(1,397,045)	$(720,074)	$2,578,272	$1,694,157

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$(140,215)
Net realized gain (loss)	792,712
Change in net unrealized appreciation (depreciation)	1,925,775

Net increase (decrease) in net assets resulting from operations	2,578,272

From unitholder transactions
Proceeds from units issued	10,269,167
Cost of units redeemed	(6,730,163)

Net increase (decrease) in net assets from unitholder transactions	3,539,004

Net increase (decrease) in net assets	6,117,276
Net Assets
Beginning of period	31,760,017

End of period	$37,877,293

Number of units
Outstanding-beginning of period	1,285,785
Issued	388,466
Redeemed	(255,986)

Outstanding-end of period	1,418,265

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.06)	(0.10)	(0.11)

Net investment income (loss)	(0.05)	(0.06)	(0.10)	(0.11)
Net realized and unrealized gain (loss)	(0.96)	(0.44)	2.11	1.62

Net increase (decrease) in unit value	(1.01)	(0.50)	2.01	1.51
Net asset value at beginning of period	27.72	27.99	24.70	25.98

Net asset value at end of period	$26.71	$27.49	$26.71	$27.49

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.79%	0.81%	0.77%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.79)%	(0.81)%	(0.77)%	(0.80)%
Portfolio turnover**,†††	8%	6%	10%	11%
Total return**	(3.64)%	(1.79)%	8.14%	5.81%
Net assets at end of period (in thousands)	$37,877	$36,850	$37,877	$36,850

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Russell Small Cap® Index Non-Lending Series Fund, Class A	1,546,261	$37,911,236

TOTAL INVESTMENT FUNDS (cost $35,297,255)		37,911,236

TOTAL INVESTMENTS — 100.1% (cost $35,297,255)		37,911,236
Liabilities Less Other Assets — (0.1)%		(33,943)

NET ASSETS — 100.0%		$37,877,293

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited		December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $55,460,417 and $51,057,680 and units of 4,481,101 and 4,126,478, respectively)	$53,943,489		$48,040,457
Receivable for fund units sold	91,564		—
Other assets	1,784		1,896

Total assets	54,036,837		48,042,353

Liabilities
Payable for investments purchased	91,564		—
Investment advisory fee payable	15,264		14,402
ING—program fee payable	21,936		21,189
Trustee, management and administration fees payable	3,649		3,744
ABA Retirement Funds—program fee payable	2,960		3,040
Payable for legal and audit services	1,955		7,147
Payable for compliance consultant fees	—	(a)	3,700
Payable for reports to unitholders	—	(b)	937
Other accruals	15,181		7,615

Total liabilities	152,509		61,774

Net Assets (equivalent to $25.53 and $24.80 per unit based on 2,110,342 and 1,934,800 units outstanding, respectively)	$53,884,328		$47,980,579

(a)	Payable for compliance consultant fees is included in other accruals.
(b)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	69,689	68,984	136,614	128,961
Trustee, management and administration fees	11,861	11,738	23,481	21,867
Investment advisory fee	15,718	15,951	31,998	31,100
ABA Retirement Funds—program fee	9,678	9,635	19,249	17,916
Legal and audit fees	3,730	4,167	7,427	7,847
Compliance consultant fees	2,164	2,189	4,365	4,122
Reports to unitholders	260	353	524	663
Registration fees	2,528	2,908	5,098	5,474
Other fees	520	537	1,049	1,001

Total expenses	116,148	116,462	229,805	218,951

Less: Expense reimbursement	(1,817)	—	(3,925)	—

Net expenses	114,331	116,462	225,880	218,951

Net investment income (loss)	(114,331)	(116,462)	(225,880)	(218,951)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	17,923	101,626	101,009	209,165

Net realized gain (loss)	17,923	101,626	101,009	209,165

Change in net unrealized appreciation (depreciation) on:
Investments	(3,883,382)	137,434	1,500,295	1,589,795

Change in net unrealized appreciation (depreciation)	(3,883,382)	137,434	1,500,295	1,589,795

Net realized and unrealized gain (loss)	(3,865,459)	239,060	1,601,304	1,798,960

Net increase (decrease) in net assets resulting from operations	$(3,979,790)	$122,598	$1,375,424	$1,580,009

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$(225,880)
Net realized gain (loss)	101,009
Change in net unrealized appreciation (depreciation)	1,500,295

Net increase (decrease) in net assets resulting from operations	1,375,424

From unitholder transactions
Proceeds from units issued	9,707,771
Cost of units redeemed	(5,179,446)

Net increase (decrease) in net assets from unitholder transactions	4,528,325

Net increase (decrease) in net assets	5,903,749
Net Assets
Beginning of period	47,980,579

End of period	$53,884,328

Number of units
Outstanding-beginning of period	1,934,800
Issued	372,337
Redeemed	(196,795)

Outstanding-end of period	2,110,342

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.06)	(0.07)	(0.11)	(0.13)

Net investment income (loss)	(0.06)	(0.07)	(0.11)	(0.13)
Net realized and unrealized gain (loss)	(1.93)	0.16	0.84	1.13

Net increase (decrease) in unit value	(1.99)	0.09	0.73	1.00
Net asset value at beginning of period	27.52	29.85	24.80	28.94

Net asset value at end of period	$25.53	$29.94	$25.53	$29.94

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.88%	0.87%	0.86%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.88)%	(0.87)%	(0.86)%	(0.88)%
Portfolio turnover**,†††	1%	1%	3%	3%
Total return**	(7.23)%	0.30%	2.94%	3.46%
Net assets at end of period (in thousands)	$55,884	$55,726	$53,884	$55,726

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.050% and .0520% for the periods June 30, 2012 and 2011, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	4,481,101	$53,943,489

TOTAL INVESTMENT FUNDS (cost $55,460,417)		53,943,489

TOTAL INVESTMENTS — 100.1% (cost $55,460,417)		53,943,489
Liabilities Less Other Assets — (0.1)%		(59,161)

NET ASSETS — 100.0%		$53,884,328

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $12,130,470 and $10,050,949 and units of 545,198 and 465,031, respectively)	$13,331,174	$10,934,737
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $7,602,968 and $5,881,168 and units of 835,858 and 635,799, respectively)	6,889,976	5,441,170
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $5,994,384 and $5,154,528 and units of 206,142 and 184,970, respectively)	6,959,353	5,439,402
Cash	—	24,095
Receivable for investments sold	113,763	471,321
Other assets	811	838

Total assets	27,295,077	22,311,563

Liabilities
Payable for investments purchased	65,962	489,340
Payable for fund units redeemed	47,801	6,076
Investment advisory fee payable	4,875	4,005
ING—program fee payable	11,472	9,000
Trustee, management and administration fees payable	1,938	1,604
ABA Retirement Funds—program fee payable	1,568	1,292
Other accruals	7,711	7,651

Total liabilities	141,327	518,968

Net Assets (equivalent to $18.22 and $17.47 per unit based on 1,489,958 and 1,247,711 units outstanding, respectively)	$27,153,750	$21,792,595

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	33,885	24,523	63,778	43,395
Trustee, management and administration fees	5,799	4,179	11,024	7,367
Investment advisory fee	5,012	3,779	9,802	6,642
ABA Retirement Funds—program fee	4,730	3,431	9,005	6,037
Legal and audit fees	1,844	1,516	3,502	2,683
Compliance consultant fees	1,082	796	2,069	1,409
Reports to unitholders	129	127	248	226
Registration fees	1,263	1,057	2,416	1,871
Other fees	258	205	495	356

Total expenses	54,002	39,613	102,339	69,986

Less: Expense reimbursement	(839)	—	(1,784)	—

Net expenses	53,163	39,613	100,555	69,986

Net investment income (loss)	(53,163)	(39,613)	(100,555)	(69,986)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	243,573	447,539	395,615	671,525

Net realized gain (loss)	243,573	447,539	395,615	671,525

Change in net unrealized appreciation (depreciation) on:
Investments	132,633	(248,466)	724,017	129,371

Change in net unrealized appreciation (depreciation)	132,633	(248,466)	724,017	129,371

Net realized and unrealized gain (loss)	376,206	199,073	1,119,632	800,896

Net increase (decrease) in net assets resulting from operations	$323,043	$159,460	$1,019,077	$730,910

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$(100,555)
Net realized gain (loss)	395,615
Change in net unrealized appreciation (depreciation)	724,017

Net increase (decrease) in net assets resulting from operations	1,019,077

From unitholder transactions
Proceeds from units issued	8,068,494
Cost of units redeemed	(3,726,416)

Net increase (decrease) in net assets from unitholder transactions	4,342,078

Net increase (decrease) in net assets	5,361,155
Net Assets
Beginning of period	21,792,595

End of period	$27,153,750

Number of units
Outstanding-beginning of period	1,247,711
Issued	449,333
Redeemed	(207,086)

Outstanding-end of period	1,489,958

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.07)	(0.07)

Net investment income (loss)	(0.04)	(0.04)	(0.07)	(0.07)
Net realized and unrealized gain (loss)	0.25	0.21	0.82	0.87

Net increase (decrease) in unit value	0.21	0.17	0.75	0.80
Net asset value at beginning of period	18.01	17.25	17.47	16.62

Net asset value at end of period	$18.22	$17.42	$18.22	$17.42

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.81%	0.82%	0.80%	0.82%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.82)%	(0.80)%	(0.82)%
Portfolio turnover**,†††	6%	8%	10%	17%
Total return**	1.17%	0.99%	4.29%	4.81%
Net assets at end of period (in thousands)	$27,154	$20,721	$27,154	$20,721

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	835,858	$6,889,976
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	545,198	13,331,174
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	206,142	6,959,353

TOTAL INVESTMENT FUNDS (cost $25,727,822)		27,180,503

TOTAL INVESTMENTS — 100.1% (cost $25,727,822)		27,180,503
Liabilities Less Other Assets — (0.1)%		(26,753)

NET ASSETS — 100.0%		$27,153,750

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Assets and Liabilities

June 30, 2012 Unaudited
Assets
Investments in collective investment funds, at value:
Wellington CIF II Real Total Return Fund (cost $544,428 and units of 54,332)	$542,230
Investment companies, at value:
AQR Risk Parity Fund, Class I (cost $363,219 and units of 33,044)	366,790
Receivable for investments sold	1,260
Interest and dividends receivable	1,035
Other assets	74

Total assets	911,389

Liabilities
Payable for investments purchased	2,295
ING—program fee payable	371
Trustee, management and administration fees payable	57
ABA Retirement Funds—program fee payable	40
Other accruals	133

Total liabilities	2,896

Net Assets (equivalent to $10.10 per unit based on 89,969 units outstanding)	$908,493

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period January 17, 2012(a) to June 30, 2012
Investment income
Dividends	$1,828	$3,303

Total investment income	1,828	3,303

Expenses
ING—program fee	970	1,497
Trustee, management and administration fees	152	231
ABA Retirement Funds—program fee	124	200
Legal and audit fees	49	77
Compliance consultant fees	30	46
Reports to unitholders	4	6
Registration fees	35	54
Other fees	8	11

Total expenses	1,372	2,122

Less: Expense reimbursement	(72)	(89)

Net expenses	1,300	2,033

Net investment income (loss)	528	1,270

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	624	900

Net realized gain (loss)	624	900

Change in net unrealized appreciation (depreciation) on:
Investments	(1,986)	1,373

Change in net unrealized appreciation (depreciation)	(1,986)	1,373

Net realized and unrealized gain (loss)	(1,362)	2,273

Net increase (decrease) in net assets resulting from operations	$(834)	$3,543

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Changes in Net Assets

Unaudited

For the period January 17, 2012(a) to June 30, 2012
From operations
Net investment income (loss)	$1,270
Net realized gain (loss)	900
Change in net unrealized appreciation (depreciation)	1,373

Net increase (decrease) in net assets resulting from operations	3,543

From unitholder transactions
Proceeds from units issued	998,497
Cost of units redeemed	(93,547)

Net increase (decrease) in net assets from unitholder transactions	904,950

Net increase (decrease) in net assets	908,493
Net Assets
Beginning of period	—

End of period	$908,493

Number of units
Outstanding-beginning of period	—
Issued	99,204
Redeemed	(9,235)

Outstanding-end of period	89,969

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period January 17, 2012(a) to June 30, 2012
Investment income†	$0.03	$0.05
Expenses†,††	(0.02)	(0.03)

Net investment income (loss)	0.01	0.02
Net realized and unrealized gain (loss)	(0.04)	0.08

Net increase (decrease) in unit value	(0.03)	0.10
Net asset value at beginning of period	10.13	10.00

Net asset value at end of period	$10.10	$10.10

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.72%	0.73%
Ratio of net investment income (loss) to average net assets*	0.29%	0.45%
Portfolio turnover**,†††	10%	13%
Total return**	(0.30)%	1.00%
Net assets at end of period (in thousands)	$908	$908

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.711% for the period June 30, 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 59.7%
Wellington CIF II Real Total Return Fund	54,332	$542,230
Investment Companies — 40.4%	33,044	366,790

AQR Risk Parity Fund, Class I

TOTAL INVESTMENT FUNDS (cost $907,647)		909,020

TOTAL INVESTMENTS — 100.1% (cost $907,647)		909,020
Liabilities Less Other Assets — (0.1)%		(527)

NET ASSETS — 100.0%		$908,493

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $39,597,974 and $33,023,929 and units of 3,276,763 and 2,791,516, respectively)	$43,941,386	$35,605,786
Receivable for fund units sold	26,335	192,696
Other assets	1,303	1,425

Total assets	43,969,024	35,799,907

Liabilities
Payable for investments purchased	26,335	192,696
Retirement Date Fund management fee payable	10,119	8,052
ING—program fee payable	18,066	15,745
Trustee, management and administration fees payable	3,900	3,557
ABA Retirement Funds—program fee payable	2,468	2,260
Payable for legal and audit services	1,574	—	(a)
Payable for compliance consultant fees	3,246	—	(b)
Payable for reports to unitholders	818	—	(c)
Payable for registration fees	7,215	—	(d)
Other accruals	328	14,228

Total liabilities	74,069	236,538

Net Assets (equivalent to $12.95 and $12.37 per unit based on 3,390,407 and 2,875,793 units outstanding, respectively)	$43,894,955	$35,563,369

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.
(d)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30,2012	For the period January 1, 2011 to June 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	54,105	48,175	104,672	94,928
Trustee, management and administration fees	11,911	10,602	23,068	20,755
Retirement Date Fund management fee	11,527	8,016	21,477	17,015
ABA Retirement Funds—program fee	7,548	6,716	14,780	13,171
Legal and audit fees	2,933	2,904	5,729	5,728
Compliance consultant fees	1,715	1,526	3,379	3,009
Reports to unitholders	206	246	406	484
Registration fees	2,002	2,027	3,946	3,996
Other fees	412	407	811	762

Total expenses	92,359	80,619	178,268	159,848

Less: Expense reimbursement	(1,363)	—	(2,963)	—

Net expenses	90,996	80,619	175,305	159,848

Net investment income (loss)	(90,996)	(80,619)	(175,305)	(159,848)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	111,048	255,498	260,407	490,936

Net realized gain (loss)	111,048	255,498	260,407	490,936

Change in net unrealized appreciation (depreciation) on:
Investments	1,839	294,179	1,761,555	998,868

Change in net unrealized appreciation (depreciation)	1,839	294,179	1,761,555	998,868

Net realized and unrealized gain (loss)	112,887	549,677	2,021,962	1,489,804

Net increase (decrease) in net assets resulting from operations	$21,891	$469,058	$1,846,657	$1,329,956

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$(175,305)
Net realized gain (loss)	260,407
Change in net unrealized appreciation (depreciation)	1,761,555

Net increase (decrease) in net assets resulting from operations	1,846,657

From unitholder transactions
Proceeds from units issued	8,963,721
Cost of units redeemed	(2,478,792)

Net increase (decrease) in net assets from unitholder transactions	6,484,929

Net increase (decrease) in net assets	8,331,586
Net Assets
Beginning of period	35,563,369

End of period	$43,894,955

Number of units
Outstanding-beginning of period	2,875,793
Issued	708,121
Redeemed	(193,507)

Outstanding-end of period	3,390,407

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.05)	(0.05)

Net investment income (loss)	(0.03)	(0.03)	(0.05)	(0.05)
Net realized and unrealized gain (loss)	0.03	0.19	0.64	0.50

Net increase (decrease) in unit value	—	0.16	0.59	0.45
Net asset value at beginning of period	12.95	12.20	12.37	11.91

Net asset value at end of period	$12.95	$12.36	$12.95	$12.36

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.88%	0.87%	0.86%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.88)%	(0.87)%	(0.86)%	(0.89)%
Portfolio turnover**,†††	2%	6%	5%	10%
Total return**	0.00%	1.31%	4.69%	3.78%
Net assets at end of period (in thousands)	$43,895	$36,434	$43,895	$36,434

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement Income Non-Lending Series Fund, Class A	3,276,763	$43,941,386

TOTAL INVESTMENT FUNDS (cost $39,597,974)		43,941,386

TOTAL INVESTMENTS — 100.1% (cost $39,597,974)		43,941,386
Liabilities Less Other Assets —(0.1)%		(46,431)

NET ASSETS —100.0%		$43,894,955

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $64,188,144 and $57,755,976 and units of 5,042,321 and 4,660,294, respectively)	$73,164,075	$63,771,457
Receivable for investments sold	56,200	—
Receivable for fund units sold	—	55,727
Other assets	2,297	2,543

Total assets	73,222,572	63,829,727

Liabilities
Payable for investments purchased	—	55,727
Payable for fund units redeemed	56,200	—
Retirement Date Fund management fee payable	17,883	15,173
ING—program fee payable	31,030	28,145
Trustee, management and administration fees payable	6,675	6,330
ABA Retirement Funds—program fee payable	4,258	4,038
Payable for legal and audit services	2,704	9,564
Payable for compliance consultant fees	5,727	5,050
Payable for reports to unitholders	1,497	—	(a)
Other accruals	13,403	11,516

Total liabilities	139,377	135,543

Net Assets (equivalent to $15.95 and $15.10 per unit based on 4,582,408 and 4,216,985 units outstanding, respectively)	$73,083,195	$63,694,184

(a)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	93,547	92,406	182,765	183,123
Trustee, management and administration fees	20,570	20,380	40,432	40,088
Retirement Date Fund management fee	21,924	17,201	36,913	36,062
ABA Retirement Funds—program fee	13,037	12,910	25,796	25,439
Legal and audit fees	5,106	5,541	10,029	11,029
Compliance consultant fees	2,965	2,911	5,895	5,793
Reports to unitholders	355	468	707	931
Registration fees	3,463	3,865	6,885	7,693
Other fees	712	700	1,415	1,392

Total expenses	161,679	156,382	310,837	311,550

Less: Expense reimbursement	(2,383)	—	(5,203)	—

Net expenses	159,296	156,382	305,634	311,550

Net investment income (loss)	(159,296)	(156,382)	(305,634)	(311,550)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	583,778	1,355,360	1,200,033	1,759,102

Net realized gain (loss)	583,778	1,355,360	1,200,033	1,759,102

Change in net unrealized appreciation (depreciation) on:
Investments	(6,985)	(255,842)	2,960,450	1,368,384

Change in net unrealized appreciation (depreciation)	(6,985)	(255,842)	2,960,450	1,368,384

Net realized and unrealized gain (loss)	576,793	1,099,518	4,160,483	3,127,486

Net increase (decrease) in net assets resulting from operations	$417,497	$943,136	$3,854,849	$2,815,936

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$(305,634)
Net realized gain (loss)	1,200,033
Change in net unrealized appreciation (depreciation)	2,960,450

Net increase (decrease) in net assets resulting from operations	3,854,849

From unitholder transactions
Proceeds from units issued	15,183,899
Cost of units redeemed	(9,649,737)

Net increase (decrease) in net assets from unitholder transactions	5,534,162

Net increase (decrease) in net assets	9,389,011
Net Assets
Beginning of period	63,694,184

End of period	$73,083,195

Number of units
Outstanding-beginning of period	4,216,985
Issued	980,199
Redeemed	(614,776)

Outstanding-end of period	4,582,408

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.07)	(0.07)

Net investment income (loss)	(0.03)	(0.03)	(0.07)	(0.07)
Net realized and unrealized gain (loss)	0.12	0.23	0.92	0.65

Net increase (decrease) in unit value	0.09	0.20	0.85	0.58
Net asset value at beginning of period	15.86	14.62	15.10	14.24

Net asset value at end of period	$15.95	$14.82	$15.95	$14.82

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.89%	0.89%	0.86%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.89)%	(0.89)%	(0.86)%	(0.90)%
Portfolio turnover**,†††	5%	6%	10%	10%
Total return**	0.57%	1.37%	5.63%	4.07%
Net assets at end of period (in thousands)	$73,083	$66,692	$73,083	$66,692

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2010 Non-Lending Series Fund, Class A	5,042,321	$73,164,075

TOTAL INVESTMENT FUNDS (cost $64,188,144)		73,164,075

TOTAL INVESTMENTS — 100.1% (cost $64,188,144)		73,164,075
Liabilities Less Other Assets — (0.1)%		(80,880)

NET ASSETS — 100.0%		$73,083,195

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $161,954,018 and $138,801,236 and units of 12,358,780 and 10,867,668, respectively)	$190,065,671	$155,940,174
Receivable for fund units sold	80,671	350,429
Other assets	5,926	5,847

Total assets	190,152,268	156,296,450

Liabilities
Payable for investments purchased	80,671	350,429
Retirement Date Fund management fee payable	44,889	38,017
ING—program fee payable	79,768	65,992
Trustee, management and administration fees payable	17,179	14,824
ABA Retirement Funds—program fee payable	10,935	9,468
Payable for legal and audit services	7,063	21,699
Payable for compliance consultant fees	14,050	—	(a)
Payable for reports to unitholders	3,386	—	(b)
Payable for registration fees	30,570	—	(c)
Other accruals	1,419	36,742

Total liabilities	289,930	537,171

Net Assets (equivalent to $18.49 and $17.32 per unit based on 10,269,687 and 8,992,112 units outstanding, respectively)	$189,862,338	$155,759,279

(a)	Payable for compliance consultant fees is included in other accruals.
(b)	Payable for reports to unitholders fee is included in other accruals.
(c)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	240,684	196,958	461,290	379,690
Trustee, management and administration fees	52,937	43,403	101,848	83,096
Retirement Date Fund management fee	46,332	37,522	90,824	74,291
ABA Retirement Funds—program fee	33,550	27,494	65,099	52,729
Legal and audit fees	13,074	11,791	25,289	22,963
Compliance consultant fees	7,605	6,193	14,875	12,061
Reports to unitholders	913	996	1,785	1,938
Registration fees	8,882	8,224	17,373	16,017
Other fees	1,824	1,492	3,569	2,902

Total expenses	405,801	334,073	781,952	645,687

Less: Expense reimbursement	(6,098)	—	(13,054)	—

Net expenses	399,703	334,073	768,898	645,687

Net investment income (loss)	(399,703)	(334,073)	(768,898)	(645,687)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	620,158	1,018,848	1,041,654	2,213,239

Net realized gain (loss)	620,158	1,018,848	1,041,654	2,213,239

Change in net unrealized appreciation (depreciation) on:
Investments	(933,407)	409,380	10,972,715	4,740,644

Change in net unrealized appreciation (depreciation)	(933,407)	409,380	10,972,715	4,740,644

Net realized and unrealized gain (loss)	(313,249)	1,428,228	12,014,369	6,953,883

Net increase (decrease) in net assets resulting from operations	$(712,952)	$1,094,155	$11,245,471	$6,308,196

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$(768,898)
Net realized gain (loss)	1,041,654
Change in net unrealized appreciation (depreciation)	10,972,715

Net increase (decrease) in net assets resulting from operations	11,245,471

From unitholder transactions
Proceeds from units issued	35,411,672
Cost of units redeemed	(12,554,084)

Net increase (decrease) in net assets from unitholder transactions	22,857,588

Net increase (decrease) in net assets	34,103,059
Net Assets
Beginning of period	155,759,279

End of period	$189,862,338

Number of units
Outstanding-beginning of period	8,992,112
Issued	1,965,336
Redeemed	(687,761)

Outstanding-end of period	10,269,687

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.08)	(0.08)

Net investment income (loss)	(0.04)	(0.04)	(0.08)	(0.08)
Net realized and unrealized gain (loss)	(0.04)	0.17	1.25	0.83

Net increase (decrease) in unit value	(0.08)	0.13	1.17	0.75
Net asset value at beginning of period	18.57	17.10	17.32	16.48

Net asset value at end of period	$18.49	$17.23	$18.49	$17.23

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.87%	0.89%	0.86%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.87)%	(0.89)%	(0.86)%	(0.89)%
Portfolio turnover**,†††	2%	3%	3%	7%
Total return**	(0.43)%	0.76%	6.76%	4.55%
Net assets at end of period (in thousands)	$189,862	$150,194	$189,862	$150,194

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2020 Non-Lending Series Fund, Class A	12,358,780	$190,065,671

TOTAL INVESTMENT FUNDS (cost $161,954,018)		190,065,671

TOTAL INVESTMENTS — 100.1% (cost $161,954,018)		190,065,671
Liabilities Less Other Assets — (0.1)%		(203,333)

NET ASSETS—100.0%		$189,862,338

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $116,318,935 and $103,157,991 and units of 8,772,387 and 7,966,237, respectively)	$136,752,743	$115,510,441
Receivable for fund units sold	67,101	—
Other assets	4,261	4,341

Total assets	136,824,105	115,514,782

Liabilities
Payable for investments purchased	67,101	—
Retirement Date Fund management fee payable	32,961	28,176
ING—program fee payable	56,935	49,466
Trustee, management and administration fees payable	12,292	11,138
ABA Retirement Funds—program fee payable	7,823	7,098
Payable for legal and audit services	5,026	16,486
Payable for compliance consultant fees	10,271	8,552
Payable for reports to unitholders	2,553	2,259
Registration fees	22,624	15,521
Other accruals	1,011	1,711

Total liabilities	218,597	140,407

Net Assets (equivalent to $20.30 and $18.96 per unit based on 6,728,416 and 6,083,937 units outstanding, respectively)	$136,605,508	$115,374,375

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	173,176	154,938	333,672	300,735
Trustee, management and administration fees	38,128	34,129	73,740	65,799
Retirement Date Fund management fee	33,793	28,646	66,169	56,389
ABA Retirement Funds—program fee	24,165	21,619	47,117	41,754
Legal and audit fees	9,426	9,229	18,310	18,113
Compliance consultant fees	5,466	4,848	10,754	9,514
Reports to unitholders	656	780	1,291	1,529
Registration fees	6,385	6,438	12,561	12,634
Other fees	1,312	1,329	2,581	2,450

Total expenses	292,507	261,956	566,195	508,917

Less: Expense reimbursement	(4,398)	—	(9,463)	—

Net expenses	288,109	261,956	556,732	508,917

Net investment income (loss)	(288,109)	(261,956)	(556,732)	(508,917)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	374,188	1,774,296	979,322	3,000,375

Net realized gain (loss)	374,188	1,774,296	979,322	3,000,375

Change in net unrealized appreciation (depreciation) on:
Investments	(2,097,392)	(1,115,850)	8,081,358	2,733,126

Change in net unrealized appreciation (depreciation)	(2,097,392)	(1,115,850)	8,081,358	2,733,126

Net realized and unrealized gain (loss)	(1,723,204)	658,446	9,060,680	5,733,501

Net increase (decrease) in net assets resulting from operations	$(2,011,313)	$396,490	$8,503,948	$5,224,584

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$(556,732)
Net realized gain (loss)	979,322
Change in net unrealized appreciation (depreciation)	8,081,358

Net increase (decrease) in net assets resulting from operations	8,503,948

From unitholder transactions
Proceeds from units issued	23,570,793
Cost of units redeemed	(10,843,608)

Net increase (decrease) in net assets from unitholder transactions	12,727,185

Net increase (decrease) in net assets	21,231,133
Net Assets
Beginning of period	115,374,375

End of period	$136,605,508

Number of units
Outstanding-beginning of period	6,083,937
Issued	1,184,164
Redeemed	(539,685)

Outstanding-end of period	6,728,416

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.09)	(0.08)

Net investment income (loss)	(0.04)	(0.04)	(0.09)	(0.08)
Net realized and unrealized gain (loss)	(0.28)	0.11	1.43	0.97

Net increase (decrease) in unit value	(0.32)	0.07	1.34	0.89
Net asset value at beginning of period	20.62	19.27	18.96	18.45

Net asset value at end of period	$20.30	$19.34	$20.30	$19.34

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.87%	0.89%	0.86%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.87)%	(0.89)%	(0.86)%	(0.89)%
Portfolio turnover**,†††	1%	4%	4%	9%
Total return**	(1.55)%	0.36%	7.07%	4.82%
Net assets at end of period (in thousands)	$136,606	$114,475	$136,606	$114,475

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2030 Non-Lending Series Fund, Class A	8,772,387	$136,752,743

TOTAL INVESTMENT FUNDS (cost $116,318,935)		136,752,743

TOTAL INVESTMENTS — 100.1% (cost $116,318,935)		136,752,743
Liabilities Less Other Assets — (0.1)%		(147,235)

NET ASSETS — 100.0%		$136,605,508

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $76,318,349 and $69,088,608 and units of 5,721,830 and 5,293,839, respectively)	$87,549,715	$75,373,681
Receivable for fund units sold	72,778	326,119
Other assets	2,763	2,815

Total assets	87,625,256	75,702,615

Liabilities
Payable for investments purchased	72,778	326,119
Retirement Date Fund management fee payable	21,141	18,278
ING—program fee payable	36,179	32,190
Trustee, management and administration fees payable	7,811	7,235
ABA Retirement Funds—program fee payable	4,965	4,618
Payable for legal and audit services	3,202	—	(a)
Payable for compliance consultant fees	6,548	—	(b)
Other accruals	16,686	28,400

Total liabilities	169,310	416,840

Net Assets (equivalent to $21.87 and $20.44 per unit based on 3,998,393 and 3,683,568 units outstanding, respectively)	$87,455,946	$75,285,775

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	111,915	97,114	213,491	186,170
Trustee, management and administration fees	24,642	21,394	47,682	40,739
Retirement Date Fund management fee	23,324	18,460	42,761	35,937
ABA Retirement Funds—program fee	15,617	13,553	30,143	25,851
Legal and audit fees	6,051	5,809	11,680	11,258
Compliance consultant fees	3,513	3,051	6,864	5,913
Reports to unitholders	422	490	824	950
Registration fees	4,104	4,052	8,017	7,853
Other fees	844	358	1,648	1,540

Total expenses	190,432	164,281	363,110	316,211

Less: Expense reimbursement	(2,868)	—	(6,075)	—

Net expenses	187,564	164,281	357,035	316,211

Net investment income (loss)	(187,564)	(164,281)	(357,035)	(316,211)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	513,090	493,118	890,365	1,007,434

Net realized gain (loss)	513,090	493,118	890,365	1,007,434

Change in net unrealized appreciation (depreciation) on:	(2,875,086)	(326,283)	4,946,293	2,651,858
Investments

Change in net unrealized appreciation (depreciation)	(2,875,086)	(326,283)	4,946,293	2,651,858

Net realized and unrealized gain (loss)	(2,361,996)	166,835	5,836,658	3,659,292

Net increase (decrease) in net assets resulting from operations	$(2,549,560)	$2,554	$5,479,623	$3,343,081

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$(357,035)
Net realized gain (loss)	890,365
Change in net unrealized appreciation (depreciation)	4,946,293

Net increase (decrease) in net assets resulting from operations	5,479,623

From unitholder transactions
Proceeds from units issued	15,755,184
Cost of units redeemed	(9,064,636)

Net increase (decrease) in net assets from unitholder transactions	6,690,548

Net increase (decrease) in net assets	12,170,171
Net Assets
Beginning of period	75,285,775

End of period	$87,455,946

Number of units
Outstanding-beginning of period	3,683,568
Issued	729,427
Redeemed	(414,602)

Outstanding-end of period	3,998,393

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.05)	(0.09)	(0.09)

Net investment income (loss)	(0.05)	(0.05)	(0.09)	(0.09)
Net realized and unrealized gain (loss)	(0.64)	0.05	1.52	1.11

Net increase (decrease) in unit value	(0.69)	—	1.43	1.02
Net asset value at beginning of period	22.56	21.61	20.44	20.59

Net asset value at end of period	$21.87	$21.61	$21.87	$21.61

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.89%	0.89%	0.85%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.89)%	(0.89)%	(0.85)%	(0.89)%
Portfolio turnover**,†††	3%	2%	5%	4%
Total return**	(3.06)%	0.00%	7.00%	4.95%
Net assets at end of period (in thousands)	$87,456	$74,722	$87,456	$74,722

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2040 Non-Lending Series Fund, Class A	5,721,830	$87,549,715

TOTAL INVESTMENT FUNDS (cost $76,318,349)		87,549,715

TOTAL INVESTMENTS — 100.1% (cost $76,318,349)		87,549,715
Liabilities Less Other Assets — (0.1)%		(93,769)

NET ASSETS—100.0%		$87,455,946

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Assets and Liabilities

June 30,2012 Unaudited
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2050 Non-Lending Series Fund Class A (cost $409,383 and units of 31,984)	$411,087
Receivable for fund units sold	1,748
Other assets	7

Total assets	412,842

Liabilities
Payable for investments purchased	1,748
Retirement Date Fund management fee payable	67
ING—program fee payable	157
Trustee, management and administration fees payable	28
ABA Retirement Funds—program fee payable	17
Other accruals	42

Total liabilities	2,059

Net Assets (equivalent to $20.83 per unit based on 19,718 units outstanding)	$410,783

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period January 17, 2012(a) to June 30, 2012
Investment income	$—	$—

Expenses
ING—program fee	342	426
Trustee, management and administration fees	68	86
Retirement Date Fund management fee	74	91
ABA Retirement Funds—program fee	43	56
Legal and audit fees	18	23
Compliance consultant fees	11	14
Reports to unitholders	2	2
Registration fees	13	16
Other fees	2	2

Total expenses	573	716

Less: Expense reimbursement	(6)	(9)

Net expenses	567	707

Net investment income (loss)	(567)	(707)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	108	3,341

Net realized gain (loss)	108	3,341

Change in net unrealized appreciation (depreciation) on:
Investments	(434)	1,704

Change in net unrealized appreciation (depreciation)	(434)	1,704

Net realized and unrealized gain (loss)	(326)	5,045

Net increase (decrease) in net assets resulting from operations	$(893)	$4,338

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the period January 17, 2012(a) to June 30, 2012
From operations
Net investment income (loss)	$(707)
Net realized gain (loss)	3,341
Change in net unrealized appreciation (depreciation)	1,704

Net increase (decrease) in net assets resulting from operations	4,338

From unitholder transactions
Proceeds from units issued	524,133
Cost of units redeemed	(117,688)

Net increase (decrease) in net assets from unitholder transactions	406,445

Net increase (decrease) in net assets	410,783
Net Assets
Beginning of period	—

End of period	$410,783

Number of units
Outstanding-beginning of period	—
Issued	25,318
Redeemed	(5,600)

Outstanding-end of period	19,718

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period January 17, 2012(a) to June 30, 2012
Investment income†	$—	$—
Expenses†,††	(0.04)	(0.08)

Net investment income (loss)	(0.04)	(0.08)
Net realized and unrealized gain (loss)	(0.61)	0.91

Net increase (decrease) in unit value	(0.65)	0.83
Net asset value at beginning of period	21.48	20.00

Net asset value at end of period	$20.83	$20.83

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.84%	0.84%
Ratio of net investment income (loss) to average net assets*	(0.84)%	(0.84)%
Portfolio turnover**,†††	3%	46%
Total return**	(3.03)%	4.15%
Net assets at end of period (in thousands)	$411	$411

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the period June 30, 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2050 Non-Lending Series Fund, Class A	31,984	$411,087

TOTAL INVESTMENT FUNDS (cost $409,383)		411,087

TOTAL INVESTMENTS — 100.1% (cost $409,383)		411,087
Liabilities Less Other Assets — (0.1)%		(304)

NET ASSETS — 100.0%		$410,783

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short-Term Investment Fund (cost $1,503,803 and $1,203,630 and units of 1,503,803 and 1,203,630, respectively)	$1,503,803	$1,203,630
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $16,273,378 and $13,478,436 and units of 1,397,751 and 1,176,074, respectively)	17,241,259	14,171,691
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $3,650,629 and $3,031,567 and units of 215,975 and 185,181, respectively)	3,908,287	3,066,231
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $2,852,467 and $0 and units of 224,072 and 0, respectively)	2,697,377	—
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $3,321,421 and $2,747,427 and units of 148,231 and 126,139, respectively)	3,624,549	2,966,036
SSgA International Index Non-Lending Series Fund Class A (cost $0 and $2,356,732 and units of 0 and 175,981, respectively)	—	2,115,825
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,355,043 and $1,160,384 and units of 46,695 and 41,809, respectively)	1,576,424	1,229,469
Receivable for investments sold	13,859	359,440
Receivable for fund units sold	25,683	49,585
Interest and dividends receivable	108	8
Other assets	925	886

Total assets	30,592,274	25,162,801

Liabilities
Payable for investments purchased	30,091	378,158
Investment advisory fee payable	3,112	2,227
ING—program fee payable	13,023	10,578
Trustee, management and administration fees payable	2,210	1,877
ABA Retirement Funds—program fee payable	1,773	1,518
Payable for legal and audit services	1,153	—	(a)
Payable for compliance consultant fees	2,144	—	(b)
Other accruals	5,241	8,004

Total liabilities	58,747	402,362

Net Assets (equivalent to $17.05 and $16.44 per unit based on 1,790,499 and 1,505,688 units outstanding, respectively)	$30,533,527	$24,760,439

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income
Interest—affiliated issuers	$281	$267	$431	$615

Total investment income	281	267	431	615

Expenses
ING—program fee	38,374	24,030	71,837	45,058
Trustee, management and administration fees	6,566	4,107	12,407	7,661
Investment advisory fee	3,448	1,845	6,351	3,639
ABA Retirement Funds—program fee	5,356	3,372	10,141	6,277
Legal and audit fees	2,097	1,453	3,952	2,746
Compliance consultant fees	1,226	763	2,331	1,442
Reports to unitholders	147	123	280	232
Registration fees	1,431	1,013	2,722	1,915
Other fees	295	183	560	346

Total expenses	58,940	36,889	110,581	69,316

Less: Expense reimbursement	(953)	—	(2,009)	—

Net expenses	57,987	36,889	108,572	69,316

Net investment income (loss)	(57,706)	(36,622)	(108,141)	(68,701)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	140,241	618,668	260,950	879,472

Net realized gain (loss)	140,241	618,668	260,950	879,472

Change in net unrealized appreciation (depreciation) on:
Investments	104,245	(235,473)	820,252	(131,748)

Change in net unrealized appreciation (depreciation)	104,245	(235,473)	820,252	(131,748)

Net realized and unrealized gain (loss)	244,486	383,195	1,081,202	747,724

Net increase (decrease) in net assets resulting from operations	$186,780	$346,573	$973,061	$679,023

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$(108,141)
Net realized gain (loss)	260,950
Change in net unrealized appreciation (depreciation)	820,252

Net increase (decrease) in net assets resulting from operations	973,061

From unitholder transactions
Proceeds from units issued	9,365,560
Cost of units redeemed	(4,565,533)

Net increase (decrease) in net assets from unitholder transactions	4,800,027

Net increase (decrease) in net assets	5,773,088
Net Assets
Beginning of period	24,760,439

End of period	$30,533,527

Number of units
Outstanding-beginning of period	1,505,688
Issued	555,928
Redeemed	(271,117)

Outstanding-end of period	1,790,499

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$— (a)	$— (a)	$— (a)	$— (a)
Expenses†,††	(0.03)	(0.03)	(0.06)	(0.06)

Net investment income (loss)	(0.03)	(0.03)	(0.06)	(0.06)
Net realized and unrealized gain (loss)	0.13	0.33	0.67	0.66

Net increase (decrease) in unit value	0.10	0.30	0.61	0.60
Net asset value at beginning of period	16.95	15.94	16.44	15.64

Net asset value at end of period	$17.05	$16.24	$17.05	$16.24

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.78%	0.81%	0.77%	0.81%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.81)%	(0.77)%	(0.80)%
Portfolio turnover**,†††	5%	24%	19%	41%
Total return**	0.59%	1.88%	3.71%	3.84%
Net assets at end of period (in thousands)	$30,534	$18,986	$30,534	$18,986

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and 0.019% for the periods ended June 30, 2012 and 2011, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 95.2%
Collective Investment Funds — 95.2%
SSgA Global Equity Ex U.S. Index Non-Lending Series Fund, Class A	224,072	$2,697,377
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	215,975	3,908,287
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,397,751	17,241,259
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	148,231	3,624,549
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	46,695	1,576,424

TOTAL INVESTMENT FUNDS (cost $27,452,938)		29,047,896

	Units	Value
SHORT-TERM INVESTMENTS — 4.9%
Affiliated Funds — 4.9%
Northern Trust Global Investments - Collective Short-Term Investment Fund(a)	1,503,803	$1,503,803

TOTAL SHORT-TERM INVESTMENTS (cost $1,503,803)		1,503,803

TOTAL INVESTMENTS — 100.1% (cost $28,956,741)		30,551,699
Liabilities Less Other Assets — (0.1)%		(18,172)

NET ASSETS—100.0%		$30,533,527

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short-Term Investment Fund (cost $1,254,448 and $1,057,034 and units of 1,254,448 and 1,057,034, respectively)	$1,254,448	$1,057,034
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $17,947,935 and $15,233,554 and units of 1,545,679 and 1,341,009, respectively)	19,065,954	16,159,164
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $14,466,183 and $13,222,514 and units of 883,169 and 833,667, respectively)	15,981,824	13,803,854
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $11,930,182 and $10,635,992 and units of 918,354 and 815,891, respectively)	11,055,150	9,498,599
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $3,402,990 and $2,852,235 and units of 151,757 and 131,268, respectively)	3,710,768	3,086,627
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $2,364,923 and $2,146,509 and units of 83,155 and 79,480, respectively)	2,807,310	2,337,269
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,312,598 and $1,113,795 and units of 141,645 and 118,564, respectively)	1,167,578	1,014,668
Receivable for investments sold	73,218	719,938
Receivable for fund units sold	18,797	264,583
Interest and dividends receivable	180	7
Other assets	1,669	1,758

Total assets	55,136,896	47,943,501

Liabilities
Payable for investments purchased	85,399	966,837
Investment advisory fee payable	7,300	6,098
ING—program fee payable	23,083	20,016
Trustee, management and administration fees payable	3,886	3,554
ABA Retirement Funds—program fee payable	3,141	2,872
Payable for legal and audit services	2,025	—	(a)
Payable for compliance consultant fees	4,014	—	(b)
Other accruals	10,060	16,684

Total liabilities	138,908	1,016,061

Net Assets (equivalent to $19.40 and $18.47 per unit based on 2,834,860 and 2,540,564 units outstanding, respectively)	$54,997,988	$46,927,440

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income
Interest—affiliated issuers	$338	$364	$455	$616

Total investment income	338	364	455	616

Expenses
ING—program fee	69,276	54,775	131,778	99,086
Trustee, management and administration fees	11,830	9,292	22,740	16,777
Investment advisory fee	8,031	5,796	15,691	10,580
ABA Retirement Funds—program fee	9,650	7,628	18,589	13,747
Legal and audit fees	3,773	3,307	7,236	6,075
Compliance consultant fees	2,199	1,737	4,260	3,191
Reports to unitholders	264	280	511	514
Registration fees	2,568	2,307	4,976	4,238
Other fees	527	418	1,023	766

Total expenses	108,118	85,540	206,804	154,974

Less: Expense reimbursement	(1,727)	—	(3,703)	—

Net expenses	106,391	85,540	203,101	154,974

Net investment income (loss)	(106,053)	(85,176)	(202,646)	(154,358)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	360,171	1,313,906	915,517	1,679,541

Net realized gain (loss)	360,171	1,313,906	915,517	1,679,541

Change in net unrealized appreciation (depreciation) on:
Investments	(950,117)	(904,050)	1,668,191	(67,635)

Change in net unrealized appreciation (depreciation)	(950,117)	(904,050)	1,668,191	(67,635)

Net realized and unrealized gain (loss)	(589,946)	409,856	2,583,708	1,611,906

Net increase (decrease) in net assets resulting from operations	$(695,999)	$324,680	$2,381,062	$1,457,548

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2012
From operations
Net investment income (loss)	$(202,646)
Net realized gain (loss)	915,517
Change in net unrealized appreciation (depreciation)	1,668,191

Net increase (decrease) in net assets resulting from operations	2,381,062

From unitholder transactions
Proceeds from units issued	12,378,895
Cost of units redeemed	(6,689,409)

Net increase (decrease) in net assets from unitholder transactions	5,689,486

Net increase (decrease) in net assets	8,070,548
Net Assets
Beginning of period	46,927,440

End of period	$54,997,988

Number of units
Outstanding-beginning of period	2,540,564
Issued	642,011
Redeemed	(347,715)

Outstanding-end of period	2,834,860

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income(a)†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.08)	(0.08)

Net investment income (loss)	(0.04)	(0.04)	(0.08)	(0.08)
Net realized and unrealized gain (loss)	(0.23)	0.21	1.01	0.86

Net increase (decrease) in unit value	(0.27)	0.17	0.93	0.78
Net asset value at beginning of period	19.67	18.95	18.47	18.34

Net asset value at end of period	$19.40	$19.12	$19.40	$19.12

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.80%	0.81%	0.79%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.80)%	(0.81)%	(0.79)%	(0.80)%
Portfolio turnover**,†††	5%	13%	13%	19%
Total return**	(1.37)%	0.90%	5.04%	4.25%
Net assets at end of period (in thousands)	$54,998	$43,584	$54,998	$43,584

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.026% and 0.024% for the periods ended June 30, 2012 and 2011, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 97.8%
Collective Investment Funds — 97.8%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	141,645	$1,167,578
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	918,354	11,055,150
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	883,169	15,981,824
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,545,679	19,065,954
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	151,757	3,710,768
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	83,155	2,807,310

TOTAL INVESTMENT FUNDS (cost $51,424,811)		53,788,584

	Units	Value
SHORT-TERM INVESTMENTS — 2.3%
Affiliated Funds — 2.3%
Northern Trust Global Investments - Collective Short-Term Investment Fund(a)	1,254,448	$1,254,448

TOTAL SHORT-TERM INVESTMENTS (cost $1,254,448)		1,254,448

TOTAL INVESTMENTS — 100.1% (cost $52,679,259)		55,043,032
Liabilities Less Other Assets — (0.1)%		(45,044)

NET ASSETS — 100.0%		$54,997,988

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short Term Investment Fund (cost $0 and $25,671 and units of 0 and 25,671, respectively)	$—	$25,671
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $8,103,063 and $6,990,442 and units of 488,106 and 437,756, respectively)	8,832,765	7,248,358
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $6,638,724 and $5,626,573 and units of 507,718 and 428,607, respectively)	6,111,911	4,989,847
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $2,765,300 and $2,387,439 and units of 236,132 and 207,712, respectively)	2,912,685	2,502,926
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $869,661 and $769,237 and units of 29,978 and 28,075, respectively)	1,012,065	825,590
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $912,887 and $738,080 and units of 97,247 and 77,200, respectively)	801,607	660,681
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $361,716 and $313,814 and units of 15,860 and 14,114, respectively)	387,801	331,866
Receivable for investments sold	34,905	201,949
Receivable for fund units sold	16,123	84,988
Other assets	643	597

Total assets	20,110,505	16,872,473

Liabilities
Payable for investments purchased	51,028	311,853
Investment advisory fee payable	3,021	2,132
ING—program fee payable	8,320	7,083
Trustee, management and administration fees payable	1,440	1,258
ABA Retirement Funds—program fee payable	1,159	1,016
Other accruals	5,900	5,880

Total liabilities	70,868	329,222

Net Assets (equivalent to $21.86 and $20.66 per unit based on 916,789 and 800,872 units outstanding, respectively)	$20,039,637	$16,543,251

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	25,836	20,260	49,178	37,893
Trustee, management and administration fees	4,434	3,469	8,457	6,447
Investment advisory fee	3,439	2,073	7,082	4,432
ABA Retirement Funds—program fee	3,617	2,847	6,955	5,282
Legal and audit fees	1,394	1,223	2,689	2,308
Compliance consultant fees	813	643	1,584	1,213
Reports to unitholders	98	103	190	195
Registration fees	950	853	1,850	1,610
Other fees	195	160	380	301

Total expenses	40,776	31,631	78,365	59,681

Less: Expense reimbursement	(662)	—	(1,397)	—

Net expenses	40,114	31,631	76,968	59,681

Net investment income (loss)	(40,114)	(31,631)	(76,968)	(59,681)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	155,761	646,966	341,787	809,594

Net realized gain (loss)	155,761	646,966	341,787	809,594

Change in net unrealized appreciation (depreciation) on:
Investments	(794,210)	(589,259)	673,800	(104,359)

Change in net unrealized appreciation (depreciation)	(794,210)	(589,259)	673,800	(104,359)

Net realized and unrealized gain (loss)	(638,449)	57,707	1,015,587	705,235

Net increase (decrease) in net assets resulting from operations	$(678,563)	$26,076	$938,619	$645,554

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

Unaudited

For the six-month period ended June 30, 2012
From operations
Net investment income (loss)	$(76,968)
Net realized gain (loss)	341,787
Change in net unrealized appreciation (depreciation)	673,800

Net increase (decrease) in net assets resulting from operations	938,619

From unitholder transactions
Proceeds from units issued	5,765,555
Cost of units redeemed	(3,207,788)

Net increase (decrease) in net assets from unitholder transactions	2,557,767

Net increase (decrease) in net assets	3,496,386
Net Assets
Beginning of period	16,543,251

End of period	$20,039,637

Number of units
Outstanding-beginning of period	800,872
Issued	263,647
Redeemed	(147,730)

Outstanding-end of period	916,789

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.05)	(0.09)	(0.09)

Net investment income (loss)	(0.04)	(0.05)	(0.09)	(0.09)
Net realized and unrealized gain (loss)	(0.70)	0.09	1.29	1.12

Net increase (decrease) in unit value	(0.74)	0.04	1.20	1.03
Net asset value at beginning of period	22.60	22.24	20.66	21.25

Net asset value at end of period	$21.86	$22.28	$21.86	$22.28

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.82%	0.83%	0.80%	0.83%
Ratio of net investment income (loss) to average net assets*	(0.82%)	(0.83)%	(0.80)%	(0.83)%
Portfolio turnover**,†††	8%	21%	13%	28%
Total return**	(3.27)%	0.18%	5.81%	4.85%
Net assets at end of period (in thousands)	$20,040	$15,854	$20,040	$15,854

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.029% and 0.027% for the periods ended June 30, 2012 and 2011, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	97,247	$801,607
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	507,718	6,111,911
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	488,106	8,832,765
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	236,132	2,912,685
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	15,860	387,801
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	29,978	1,012,065

TOTAL INVESTMENT FUNDS (cost $19,651,351)		20,058,834

TOTAL INVESTMENTS — 100.1% (cost $19,651,351)		$20,058,834
Liabilities Less Other Assets — (0.1)%		(19,197)

NET ASSETS — 100.0%		$20,039,637

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statements of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
Large Cap Equity Fund (cost $105,039,220 and $108,375,238 and units of 9,312,219 and 9,461,947, respectively)	$143,585,072	$133,697,305
Bond Core Plus Fund (cost $72,550,329 and $73,106,915 and units of 3,304,211 and 3,828,099, respectively)	93,654,544	104,193,195
Receivable for fund units sold	1,275,000	8,000,000

Total assets	238,514,616	245,890,500

Liabilities
Payable for fund units redeemed	1,296,906	8,019,714

Total liabilities	1,296,906	8,019,714

Net Assets (equivalent to $102.36 and $95.63 per unit based on 2,317,594 and 2,487,413 units outstanding, respectively)	$237,217,710	$237,870,786

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statements of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income (loss)	$—	$—	$—	$—

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Bond Core Plus Fund	2,392,960	1,617,026	4,823,413	2,405,071
Large Cap Equity Fund	2,624,841	4,136,265	8,515,489	7,869,135

Net realized gain (loss)	5,017,801	5,753,291	13,338,902	10,274,206

Change in net unrealized appreciation (depreciation) on:
Investments	(8,137,677)	(2,175,982)	3,241,720	2,858,027

Change in net unrealized appreciation (depreciation)	(8,137,677)	(2,175,982)	3,241,720	2,858,027

Net realized and unrealized gain (loss)	(3,119,876)	3,577,309	16,580,622	13,132,233

Net increase (decrease) in net assets resulting from operations	$(3,119,876)	$3,577,309	$16,580,622	$13,132,233

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net realized gain (loss)	$13,338,902
Change in net unrealized appreciation (depreciation)	3,241,720

Net increase (decrease) in net assets resulting from operations	16,580,622

From unitholder transactions
Proceeds from units issued	635,426
Cost of units redeemed	(17,869,124)

Net increase (decrease) in net assets from unitholder transactions	(17,233,698)

Net increase (decrease) in net assets	(653,076)
Net Assets
Beginning of period	237,870,786

End of period	$237,217,710

Number of units
Outstanding-beginning of period	2,487,413
Issued	6,212
Redeemed	(176,031)

Outstanding-end of period	2,317,594

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Net investment income (loss)	$—	$—	$—	$—
Net realized and unrealized gain (loss)	(1.30)	1.29	6.73	4.63

Net increase (decrease) in unit value	(1.30)	1.29	6.73	4.63
Net asset value at beginning of period	103.66	96.05	95.63	92.71

Net asset value at end of period	$102.36	$97.34	$102.36	$97.34

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,†	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income (loss) to average net assets(a)*	0.00%	0.00%	0.00%	0.00%
Portfolio turnover(b)**	3%	2%	9%	4%
Total return**	(1.25)%	1.34%	7.04%	4.99%
Net assets at end of period (in thousands)	$237,218	$262,319	$237,218	$262,319

(a)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.
(b)	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity Fund.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Schedule of Investments

June 30, 2012

Unaudited

	Shares	Value
AMERICAN BAR ASSOCIATION MEMBERS/NORTHERN TRUST
COLLECTIVE TRUST INVESTMENT FUNDS — 100.0%
Bond Core Plus Fund	3,304,211	$93,654,544
Large Cap Equity Fund	9,312,219	143,585,072

TOTAL AMERICAN BAR ASSOCIATION MEMBERS/NORTHERN TRUST COLLECTIVE TRUST INVESTMENT FUNDS (cost $177,589,549)		237,239,616

TOTAL INVESTMENTS — 100.0% (cost $177,589,549)		237,239,616
Liabilities Less Other Assets — 0.0%		(21,906)

NET ASSETS—100.0%		$237,217,710

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Assets
Investments, at value (cost $2,115,702,148 and $2,199,286,258, respectively)	$2,320,947,108	$2,351,069,730
Northern Trust Global Investments—Collective Government Short Term
Investment Fund, at value (cost $99,390,326 and $115,820,756, respectively)	99,390,326	115,820,756
Investments in collective investment funds, at value (cost $307,399,018 and $307,069,831, respectively)	365,372,303	362,951,942
Investment Companies, at value (cost $363,219)	366,790	—
Northern Trust Global Investments—Collective Short Term Investment
Fund (cost $43,439,553 and $43,676,411 and units of 43,439,553 and
43,676,411, respectively)	43,439,626	43,676,411
SSgA collective investment funds (cost $1,126,719,290 and $1,014,035,373 and units of 78,827,039 and 72,459,248, respectively)	1,289,478,312	1,108,980,868
Foreign currency, at value (cost $913,226 and $329,366, respectively)	909,913	324,877
Cash	11,635	1,210,925
Deposit with broker for investments sold on TBA commitment transactions	836,140	275,000
Receivable for investments sold on TBA commitment transactions	130,714,053	88,956,055
Receivable for investments sold	107,437,597	28,165,788
Receivable for fund units sold	4,439,271	19,603,232
Interest and dividends receivable	3,691,365	4,024,169
Receivable for futures variation margin	18,984	32,925
Unrealized appreciation of forward currency exchange contracts	117	27,605
Tax reclaims receivable	560,038	366,868
Swap premiums paid	26,904	40,470
Unrealized appreciation on swap agreements	1,308,323	644,658
Other assets	121,225	140,001

Total assets	4,369,070,030	4,126,312,280

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $53,012,109 and $67,367,772, respectively)	53,159,087	67,605,673
Due to custodian	25,072	53,061
Payable for cash collateral received on securities loaned	72,106,067	71,264,089
Payable for investments purchased on TBA commitment transactions	107,964,766	87,342,049
Payable for investments purchased	70,087,058	36,733,953
Payable for fund units redeemed	2,778,822	16,803,433
Swap premiums received	10,777	3,971
Unrealized depreciation on swap agreements	1,404	14,427
Due to broker for open swap contracts	1,230,684	620,000
Due to broker for investments purchased on TBA commitment transactions	866,250	46,250
Unrealized depreciation of forward currency exchange contracts	147,573	388,756
Investment advisory fee payable	487,869	487,063
Retirement Date Fund management fee payable	127,060	107,696
ING—program fee payable	1,599,672	1,555,742
Trustee, management and administration fees payable	283,225	284,417

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	June 30, 2012 Unaudited	December 31, 2011
Liabilities
ABA Retirement Funds—program fee payable	221,404	223,216
Payable for legal and audit services	139,515	527,250
Payable for compliance consultant fees	304,420	276,912
Payable for Registration fees	691,355	504,498
Payable for reports to unitholders	79,079	74,750
Other accruals	28,609	52,516

Total liabilities	312,339,768	284,969,722

Net Assets at fair value	4,056,730,262	3,841,342,558

Adjustment from fair value to contract value for fully benefit responsive contracts	(34,321,680)	(27,057,652)

Net Assets	$4,022,408,582	$3,814,284,906

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Operations

Unaudited

	For the period April 1, 2012 to June 30, 2012	For the period April 1, 2011 to June 30, 2011	For the period January 1, 2012 to June 30, 2012	For the period January 1, 2011 to June 30, 2011
Investment income
Dividends	$11,627,351	$11,532,732	$22,416,052	$21,551,570
Interest	3,048,199	2,661,465	6,090,484	5,673,338
Interest—affiliated issuers	61,704	61,227	127,264	145,152
Securities lending income, net	95,084	165,533	168,939	290,888

Total investment income	14,832,338	14,420,957	28,802,739	27,660,948

Expenses
ING—program fee	4,929,256	4,973,965	9,647,723	9,802,043
Trustee, management and administration fees	878,365	875,308	1,737,861	1,717,693
Retirement Date Fund management fee	136,974	109,845	258,235	219,694
Investment advisory fee	1,712,674	1,844,538	3,463,237	3,645,601
ABA Retirement
Funds—program fee	689,589	694,170	1,364,374	1,360,847
Legal and audit fees	267,884	296,652	528,988	590,065
Compliance consultant fees	155,390	155,825	310,809	309,933
Reports to unitholders	18,646	25,063	37,299	49,815
Registration fees	181,497	206,931	363,024	411,588
Other fees	39,881	39,327	78,982	78,349

Total expenses	9,010,156	9,221,624	17,790,532	18,185,628

Less: Expense reimbursement	(127,018)	—	(276,447)	—

Net expenses	8,883,138	9,221,624	17,514,085	18,185,628

Net investment income (loss)	5,949,200	5,199,333	11,288,654	9,475,320

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	26,390,292	61,735,509	73,180,455	116,695,598
Foreign currency transactions	277,633	(590,076)	(533,735)	(918,653)
Futures contracts	263	272,513	2,058,606	282,665
Swap contracts	601,193	—	955,946	—

Net realized gain (loss)	27,269,381	61,417,946	75,661,272	116,059,610

Change in net unrealized appreciation (depreciation) on:
Investments	(104,157,341)	(42,588,638)	116,198,244	38,349,599
Foreign currency transactions	(274,589)	488,787	201,326	394,226
Futures contracts	1,562	209,854	(1,832,019)	435,771
Written options	—	(2,012)	—	3,910
Swap contracts	345,329	26,391	684,470	80,634

Change in net unrealized appreciation (depreciation)	(104,085,039)	(41,865,618)	115,252,021	39,264,140

Net realized and unrealized gain (loss)	(76,815,658)	19,552,328	190,913,293	155,323,750

Net increase (decrease) in net assets resulting from operations	$(70,866,458)	$24,751,661	$202,201,947	$164,799,070

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Changes in Net Assets

Unaudited

For the six- month period ended June 30, 2012
From operations
Net investment income (loss)	$11,288,654
Net realized gain (loss)	75,661,272
Change in net unrealized appreciation (depreciation)	115,252,021

Net increase (decrease) in net assets resulting from operations	202,201,947

From unitholder transactions
Proceeds from units issued	439,472,893
Cost of units redeemed	(433,551,164)

Net increase (decrease) in net assets from unitholder transactions	5,921,729

Net increase (decrease) in net assets	208,123,676
Net Assets
Beginning of period	3,814,284,906

End of period	$4,022,408,582

Number of units
Outstanding-beginning of period	170,685,661
Issued	20,143,873
Redeemed	(18,448,926)

Outstanding-end of period	172,380,608

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

The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the Program. As of June 30, 2012, the Collective Trust offered twenty-three separate collective investment funds, comprised of six Managed Funds, six Index Funds, the Real Asset Return Fund, the Alternative Alpha Fund, six Retirement Date Funds and three Target Risk Funds (collectively, the “Funds”). The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

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

Index Funds

Bond Index Fund—replication of the total return of the Barclays Capital U.S. Aggregate Bond Index, after taking into account Fund expenses. As of June 30, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index.

Large Cap Index Equity Fund—replication of the total return of the S&P 500®, after taking into account Fund expenses. As of June 30, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®.

All Cap Index Equity Fund—replication of the total return of the Russell 3000® Index, after taking into account Fund expenses. As of June 30, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index.

Mid Cap Index Equity Fund—replication of the total return of the S&P MidCap 400®, after taking into account Fund expenses. As of June 30, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®.

Small Cap Index Equity Fund—replication of the total return of the Russell 2000® Index, after taking into account Fund expenses. As of June 30, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index.

International Index Equity Fund—replication of the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index, after taking into account Fund expenses. As of June 30, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index.

Each of these underlying funds’ annual financial statements are available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

Real Asset Return Fund

Real Asset Return Fund—capital appreciation in excess of inflation as measured by the All Items Less Food and Energy Consumer Price Index for All Urban Consumers for the U.S. City Average, 1982-84 = 100, which we refer to as the Core Consumer Price Index or Core CPI SM (which excludes food and energy). The Fund invests in the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, which comprise a diversified portfolio of primarily commodity futures, real estate investment trusts, which we refer to as REITs, and Treasury Inflation Protected Securities, which we refer to as U.S. TIPS.

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

The Retirement Date Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. As of June 30, 2012, each of the Retirement Date Funds invested 100% of its net assets in separate State Street Bank collective investment funds listed below.

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

Conservative Risk Fund—invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A and Northern Trust Global Investments Collective Short-Term Investment Fund. The Conservative Risk Fund is the most conservative strategy among the Target Risk Funds. The Conservative Risk Fund is designed for investors who prefer lower volatility of returns and higher expected income.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Moderate Risk Fund—invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, and Northern Trust Global Investments Collective Short-Term Investment Fund. The Moderate Risk Fund is designed for investors who seek a combination of capital appreciation and income. This Fund is expected to have higher volatility of returns than the Conservative Risk Fund but lower volatility than the Aggressive Risk Fund.

Aggressive Risk Fund—invests in a combination of U.S. stocks, non-U.S. stocks, bonds, commodities and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in the SSgA SM Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, and SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A. The Aggressive Risk Fund is designed for investors who want high growth and capital appreciation. This Fund is expected to have the highest volatility of returns among the Target Risk Funds.

Each of these underlying funds’ annual financial statements is available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. As of June 30, 2012, 39.5% and 60.5% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

All the Managed Funds other than SARF (i.e., the Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund, Global All Cap Equity Fund and Bond Core Plus Fund) may invest in Northern Trust Global Investments (“NTGI”) – Collective Short-Term Investment Fund (“STIF”) and SARF may invest directly or indirectly in the NTGI Collective Government Short-Term Investment Fund (“GSTIF”). The annual financial statements of STIF and GSTIF are available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program’s website.

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

Northern Trust’s Pricing Unit (the “NT Pricing Unit”) is responsible for gathering prices from independent pricing sources and supplying a value for each portfolio security used in the net asset value (“NAV”) computations. Securities or other assets for which market quotations are not readily available or for which market quotations do not represent the value at the time of pricing are fair valued in accordance with established policies and procedures. Northern Trust Global Investments has established a pricing and valuation committee (the “NTGI PVC”) whose membership includes representatives of Northern Trust Investments, as well as independent control personnel from Northern Trust’s Legal, Compliance and Risk Management departments. The NTGI PVC is responsible for the fair valuation of portfolio securities and the monitoring of the fair valuation process of securities.

In making a determination of the fair value of the security, the NTGI PVC may engage consultants and other service providers as well as consider factors that it deems appropriate to the determination of the fair value of the security. Such factors include, but are not limited to: the type of security; the current financial position of the company; the cost of the investment; information as to any transaction or offers with respect to the security; market value of similar securities; and news events. The Trustee monitors markets and the circumstances of the security’s issuer that affect the security’s valuation and the NTGI PVC will review if the markets and circumstances of the security’s issuer relevant to the valuation of the fair valued security change materially.

The Fund discloses transfers between Levels based on valuations at the end of each reporting period. Except for Bond Core Plus Fund, there have been no transfers in and out of Level 1 and 2 fair value measurements for any of the Funds or the Balanced Fund for the six-month period ended June 30, 2012. The Bond Core Plus Fund had a transfer of $1,687,500 into Level 1 from Level 2 due to the valuation at a readily available market closing price.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

The following is a summary of the valuation of the Funds’ and the Balanced Fund’s investments and other financial instruments following the fair value hierarchy levels, as well as a reconciliation of Level 3 assets, if applicable, for which significant unobservable inputs were used in determining value as of June 30, 2012:

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Investments in securities*	$—	$911,199,847	$—	$911,199,847
Short-Term Investments	—	99,390,326	—	99,390,326
Total	$—	$1,010,590,173	$—	$1,010,590,173

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$3,542,451	$—	$3,542,451
U.S. Government & Agency Obligations	—	247,204,499	—	247,204,499
Foreign Government Obligations	—	7,494,185	—	7,494,185
Municipals	—	16,976,267	—	16,976,267
Corporate Bonds	—	80,530,879	—	80,530,879
Bank Loans	—	2,661,359	—	2,661,359
Convertible Preferred Stock	1,687,500	—	—	1,687,500
Short-Term Investments	—	793,750	—	793,750
ABA Members Collateral Fund	—	15,080,281	—	15,080,281
Other Financial Instruments
Interest Rate Swap Contracts	—	1,308,323	—	1,308,323
Total	$1,687,500	$375,591,994	$—	$377,279,494

Bond Core Plus Fund **	Level 1	Level 2		Level 3	Total
Liabilities
Fixed Income
U.S. Government & Agency Obligations	$—	$(53,159,087	) $	—	$(53,159,087)
Other Financial Instruments
Forward Foreign Currency Exchange Contracts	—	(147,573)		—	(147,573)
Interest Rate Swap Contracts	—	(1,404)		—	(1,404)
Total	$—	$(53,308,064)		$—	$(53,308,064)

Large Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$20,329,135	$—	$—	$20,329,135
Communications	83,770,527	—	—	83,770,527
Consumer, Cyclical	79,504,975	—	—	79,504,975
Consumer, Non-Cyclical	162,469,409	—	—	162,469,409
Energy	66,953,143	—	—	66,953,143
Financial	80,786,005	—	—	80,786,005
Industrial	72,941,805	—	—	72,941,805
Technology	96,638,272	—	—	96,638,272
Utilities	15,769,909	—	—	15,769,909
ABA Members Collateral Fund	—	16,199,580	—	16,199,580
Collective Investment Fund	—	35,840,420	—	35,840,420
Short-Term Investments	—	29,512,967	—	29,512,967
Total	$679,163,180	$81,552,967	$—	$760,716,147

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Small-Mid Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$14,067,904	$—	$—	$14,067,904
Communications	15,494,087	—	—	15,494,087
Consumer, Cyclical	35,733,286	—	—	35,733,286
Consumer, Non-Cyclical	49,381,893	—	—	49,381,893
Energy	14,419,077	—	—	14,419,077
Financial	51,885,762	—	—	51,885,762
Government	417,885	—	—	417,885
Industrial	28,294,153	—	—	28,294,153
Technology	22,677,248	—	—	22,677,248
Utilities	10,742,735	—	—	10,742,735
ABA Members Collateral Fund	—	33,958,461	—	33,958,461
Collective Investment Fund	—	12,614,616	—	12,614,616
Short-Term Investments	—	7,762,786	—	7,762,786
Total	$243,114,030	$54,335,863	$—	$297,449,893

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Argentina	$130,528	$—	$—	$130,528
Australia	—	4,116,882	—	4,116,882
Austria	—	357,705	—	357,705
Belgium	—	3,387,935	—	3,387,935
Bermuda	—	99,682	—	99,682
Brazil	1,992,765	—	—	1,992,765
Canada	4,080,793	—	—	4,080,793
China	313,314	1,031,929	—	1,345,243
Denmark	—	1,192,232	—	1,192,232
Finland	—	307,104	—	307,104
France	—	8,052,358	—	8,052,358
Germany	—	10,245,433	—	10,245,433
Greece	646,890	134,808	—	781,698
Hong Kong	—	3,368,351	—	3,368,351
India	865,062	—	—	865,062
Indonesia	458,572	270,200	—	728,772
Ireland	799,290	614,450	—	1,413,740
Israel	374,702	233,081	—	607,783
Italy	—	1,670,526	—	1,670,526
Japan	—	18,645,858	—	18,645,858
Macau	—	134,541	—	134,541
Malaysia	—	1,666,634	—	1,666,634
Mexico	1,161,273	—	—	1,161,273
Netherlands	—	4,572,282	—	4,572,282
Norway	—	1,381,426	—	1,381,426
Peru	195,130	—	—	195,130
Philippines	779,990	82,480	—	862,470
Poland	—	1,078,918	—	1,078,918
Portugal	—	204,328	—	204,328
Singapore	—	1,142,910	—	1,142,910
South Africa	—	5,884,641	—	5,884,641

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
South Korea	$—	$4,093,611	$—	$4,093,611
Spain	—	1,568,950	—	1,568,950
Sweden	—	2,325,455	—	2,325,455
Switzerland	787,073	9,816,195	—	10,603,268
Taiwan	—	3,122,573	—	3,122,573
Thailand	—	988,607	—	988,607
Turkey	—	366,090	—	366,090
United Kingdom	2,233,178	18,993,299	—	21,226,477
United States	1,402,877	—	—	1,402,877
ABA Members Collateral Fund	—	5,645,956	—	5,645,956
Exchange-Traded Fund	7,143,216	—	—	7,143,216
Short-Term Investments	—	2,611,799	—	2,611,799
Total	$23,364,653	$119,409,229	$—	$142,773,882

Global All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$1,107,935	$—	$1,107,935
Short-Term Investments	—	73	—	73

Total	$—	$1,108,008	$—	$1,108,008

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

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$92,263,587	$—	$92,263,587
Total	$—	$92,263,587	$—	$92,263,587

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$88,706,795	$—	$88,706,795
Total	$—	$88,706,795	$—	$88,706,795

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$284,105,719	$—	$284,105,719
Total	$—	$284,105,719	$—	$284,105,719

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$70,586,992	$—	$70,586,992
Total	$—	$70,586,992	$—	$70,586,992

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$37,911,236	$—	$37,911,236
Total	$—	$37,911,236	$—	$37,911,236

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$53,943,489	$—	$53,943,489

Total	$—	$53,943,489	$—	$53,943,489

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$27,180,503	$—	$27,180,503

Total	$—	$27,180,503	$—	$27,180,503

Alternative Alpha Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$542,230	$—	$542,230
Investment Companies	366,790	—	—	366,790

Total	$366,790	$542,230	$—	$909,020

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$43,941,386	$—	$43,941,386

Total	$—	$43,941,386	$—	$43,941,386

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$73,164,075	$—	$73,164,075

Total	$—	$73,164,075	$—	$73,164,075

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$190,065,671	$—	$190,065,671

Total	$—	$190,065,671	$—	$190,065,671

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$136,752,743	$—	$136,752,743

Total	$—	$136,752,743	$—	$136,752,743

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$87,549,715	$—	$87,549,715

Total	$—	$87,549,715	$—	$87,549,715

2050 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$411,087	$—	$411,087

Total	$—	$411,087	$—	$411,087

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$29,047,896	$—	$29,047,896
Short-Term Investments	—	1,503,803	—	1,503,803

Total	$—	$30,551,699	$—	$30,551,699

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$53,788,584	$—	$53,788,584
Short-Term Investments	—	1,254,448	—	1,254,448

Total	$—	$55,043,032	$—	$55,043,032

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$20,058,834	$—	$20,058,834

Total	$—	$20,058,834	$—	$20,058,834

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$237,239,616	$—	$237,239,616

Total	$—	$237,239,616	$—	$237,239,616

B. Stable Asset Return Fund (“SARF”)

The Trustee restructured the SARF on December 8, 2010. In connection therewith, effective December 8, 2010, the Trustee entered into Investment Advisor Agreements with Galliard Capital Management, Inc. (“Galliard”), Jennison Associates LLC (“Jennison”) and Pacific Investment Management Company, LLC (“PIMCO”), pursuant to which Galliard, Jennison and PIMCO, respectively, provide investment advisory services with respect to portions of SARF. In addition, Galliard is responsible for making recommendations regarding the appointment and retention of investment advisors for the portions of SARF for which it does not serve as an investment advisor. As of June 30, 2012, approximately 56%, 18% and 16% of the assets of SARF were allocated to Galliard, Jennison and PIMCO, respectively. In addition, as of June 30, 2012, approximately 10% of the assets of the Fund were allocated to the NTGI Collective Government Short-Term Investment Fund, which provides a “liquidity buffer” for SARF.

The SARF invests in SGICs, Security-Backed Contracts or Wrap Contracts, which are fully benefit responsive book value contracts with underlying fixed income securities. The SARF has entered into such investment contracts with three different financial institutions which allow participants to transact at contract value (principal plus accrued interest) without experiencing the price fluctuations of the underlying fixed income securities. SGICs are offered only to qualified employer-sponsored defined contribution plans that allow the net assets of the SARF to be reported at contract value. The minimum quality for SGIC issuers is A3/A- and all fixed income securities must be rated investment grade (BBB-/Baa3 or better) at the time of purchase. The Statements of Assets and Liabilities present the fair value of the investment contracts held with a separate adjustment to contract value. The Statements of Operations and Changes in Net Assets were prepared on a contract value basis.

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

CR = crediting rate

FV = fair value of underlying portfolio CV = contract value

D = weighted average duration of the underlying portfolio

Y = annualized weighted average yield to maturity of the underlying portfolio F = wrap contract and investment advisory fees

The investment advisory fee for the SARF, which is included as part of the crediting rate, is disclosed for financial reporting purposes and is included in “Investment advisory fee” in the accompanying Statements of Operations in the amounts of $330,291, $320,251, $657,970 and $636,993 for the three-month periods ended June 30, 2012 and June 30, 2011 and for the six-month periods ended June 30, 2012 and June 30, 2011, respectively.

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

Only an event initiated by the Trustee at the level of the Collective Trust, such as termination of the SARF, would have the potential to limit the ability of the SARF to transact at contract value with plan participants. As of June 30, 2012, the occurrence of an event that would limit the ability of the SARF to transact at contract value with the participants was not probable.

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

iii. Adjustments to Contract Value

At June 30, 2012, all SGICs held by the SARF were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the SARF’s fully benefit-responsive investment contracts during the six-month period ended June 30, 2012 is reflected below:

	June 30, 2012	December 31, 2011	Change
Investments (at fair value)	$911,199,847	$893,870,854	$17,328,993

Investments (at contract value)	876,878,167	866,813,202	10,064,965

Adjustment to fair value	(34,321,680)	(27,057,652)	(7,264,028)

Average yields

Based on actual income (1)			1.09%

Based on interest rate credited to participants (2)			2.06%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on June 30, 2012 by the fair value of investments on June 30, 2012.
(2)	Computed by dividing the annualized one-day earnings credited to participants on June 30, 2012 by the fair value of investments on June 30, 2012.

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

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2012	2.05%

September 30, 2012		2.27%	2.33%	2.44%	2.50%

December 31, 2012		2.08%	2.17%	2.33%	2.42%

March 31, 2013		1.92%	2.02%	2.24%	2.34%

June 30, 2013		1.77%	1.90%	2.15%	2.27%

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
June 30, 2012	2.05%

September 30, 2012		2.42%	2.48%	2.60%	2.65%

December 31, 2012		2.22%	2.30%	2.47%	2.55%

March 31, 2013		2.04%	2.15%	2.36%	2.46%

June 30, 2013		1.88%	2.00%	2.26%	2.38%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the SARF due to participant-initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

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

D. Foreign Currency Transactions

The accounting records of the Funds and the Balanced Fund are maintained in U.S. dollars. Investment securities and other assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the prevailing rates of exchange at the reporting date. Purchases and sales of securities, income and expenses are translated into U.S. dollars at the prevailing exchange rate on the respective dates of the transactions.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Reported net realized gains and losses on foreign currency transactions represent net gains and losses from disposition of foreign currencies, currency gains and losses realized between the trade and settlement dates on securities transactions, and the difference between the amount of net investment income accrued and the U.S. dollar amount actually received. The effects of changes in foreign currency exchange rates on investments in securities and derivatives (other than foreign currency contracts) are not segregated in the Statements of Operations from the effects of changes in market prices of those securities, but are included with the net realized and unrealized gain or loss on investments in securities.

Net unrealized foreign exchange gains and losses arising from changes in the value of other assets and liabilities as a result of changes in foreign exchange rates are included in the Statements of Operations as increases or decreases in unrealized appreciation/depreciation on foreign currency related transactions.

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

The Fund enters into long (short) futures contracts only on exchanges or boards of trade where the exchange or board of trade acts as the counterparty to the transaction. Thus, credit risk on such transactions is limited to the failure of the exchange or board of trade. Losses in value may arise from changes in the value of the underlying instruments or from illiquidity in the secondary market for the contracts. In addition, there is the risk that there may not be an exact correlation between a futures contract and the underlying instrument.

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

For the six-month period ended June 30, 2012, the Bond Core Plus Fund had an average notional long (short) exposure of $(1,013,677) related to futures contracts.

I. Forward Foreign Currency Contracts

The Bond Core Plus Fund and International All Cap Equity Fund use forward foreign currency contracts to facilitate transactions in foreign securities or as a hedge against the foreign currency exposure of either specific transactions or portfolio positions. When entering into a forward foreign currency contract, the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed-upon future date. Such contracts are valued based upon the difference in the forward exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, and any resulting unrealized gains or losses are recorded in the Fund’s financial statements. The Fund records realized gains or losses at the time the forward contract is extinguished by entry into a closing transaction or by delivery of the currency. Risks in foreign currency contracts arise from the possible inability of counterparties to meet the contracts’ terms and from movements in currency values.

For the six-month period ended June 30, 2012, the Bond Core Plus Fund and International All Cap Equity Fund had an average notional exposure of $7,188,615 and $10,744,368, respectively, related to forward foreign currency contracts.

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

Entering into a swap contract involves, to varying degrees, elements of credit, market and interest rate risk in excess of the amounts reported in the Statements of Assets and Liabilities. Notional principal amounts are used to express the extent of involvement in the transactions, but are not delivered under the contracts. Accordingly, credit risk is limited to any amounts receivable from the counterparty. To reduce credit risk from potential counterparty default, the Fund enters into swap contracts with counterparties whose creditworthiness has been approved by the Investment Advisor to the Fund. The Fund bears the market risk arising from any change in interest rates. Based on market fluctuation cash collateral may be exchanged between the parties to decrease the amount of counterparty default risk.

For the six-month period ended June 30, 2012, the Bond Core Plus Fund had an average notional exposure of $7,552,594 related to interest rate swap contracts.

The Funds and the Balanced Fund through their investments in other collective funds may have exposure indirectly to this type of derivative instrument.

K. Option and Swaption Contracts

The Bond Core Plus Fund purchases or writes option contracts to manage exposure to fluctuations in interest rates or to hedge the fair value of other Fund investments. The premium paid by the Fund for the purchase of a call or put option is included in the Fund’s Statements of Assets and Liabilities as an investment and subsequently marked-to-market to reflect the current market value of the option purchased. If an option which the Fund has purchased expires on its stipulated expiration date, the Fund realizes a loss for the amount of the cost of the option. If the Fund enters into a closing transaction, it realizes a gain or loss, depending on whether the proceeds from the sale are greater or less than the cost of the option. If the Fund exercises a put option, it realizes a gain or loss from the sale of the underlying security and the proceeds from such sale will be decreased by the premium originally paid. If the Fund exercises a call option, the cost of the security which the Fund purchases upon exercise will be increased by the premium originally paid.

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

For the six-month period ended June 30, 2012, the Bond Core Plus Fund did not write any options or swaptions.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Entering into option and swaption contracts involves, to varying degrees, elements of credit, market and interest rate risk in excess of the amounts reported in the Statements of Assets and Liabilities. To reduce credit risk from potential counterparty default, the Fund enters into these contracts with counterparties whose creditworthiness has been approved by the advisor. The Fund bears the market risk arising from any change in index values or interest rates.

The Funds and the Balanced Fund through their investments in other collective funds may have exposure indirectly to this type of derivative instrument.

L. Derivative Market and Credit Risk

In the normal course of business the Bond Core Plus Fund and International All Cap Equity Fund trade financial instruments and enter into financial transactions where risk of potential loss exists due to changes in the market (market risk) or failure of the other party to a transaction to perform (credit risk).

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

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at June 30, 2012 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statements of Assets and Liabilities.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

The Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		June 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$—	$—	$—
	Forward Contracts (b)	—	—	—
	Swap Contracts (c)	1,308,323	—	1,308,323

	Total Value	$1,308,323	$—	$1,308,323

		December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$1,833,581	$—	$1,833,581
	Forward Contracts (b)	—	27,605	27,605
	Swap Contracts (c)	644,658	—	644,658

	Total Value	$2,478,239	$27,605	$2,505,844

Liability Derivatives

		June 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$1,832,019	$—	$1,832,019
	Forward Contracts (b)	—	147,573	147,573
	Swap Contracts (c)	1,404	—	1,404

	Total Value	$1,833,423	$147,573	$1,980,996

		December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$—	$—	$—
	Forward Contracts (b)	—	388,756	388,756
	Swap Contracts (c)	14,427	—	14,427

	Total Value	$14,427	$388,756	$403,183

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

The International All Cap Equity Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		June 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap
Equity Fund	Forward Contracts (b)	$—	$117	$117

	Total Value	$—	$117	$117

There were no derivatives held in the International All Cap Equity Fund at the year ended December 31, 2011.

Each of the above derivatives is located in the following Statements of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation/Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note 2.H: Futures Contracts. Only current day’s variation margin is reported within the Statements of Assets and Liabilities)
(b)	Gross unrealized appreciation/depreciation of forward currency exchange contracts
(c)	Gross unrealized appreciation/depreciation of swap agreements

		For the six-month period ended June 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$2,058,606	$—	$2,058,606
	Forward Contracts (b)	—	(491,931)	(491,931)
	Swap Contracts (c)	955,946	—	955,946

	Total Value	$3,014,552	$(491,931)	$2,522,621

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

		For the six-month period ended June 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$282,665	$—	$282,665
	Forward Contracts (b)	—	(1,023,986)	(1,023,986)
	Swap Contracts (c)	—	—	—

	Total Value	$282,665	$(1,023,986)	$(741,321)

		For the six-month period ended June 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap
Equity Fund	Realized gain (loss)
	Forward Contracts (b)	$—	$(41,804)	$(41,804)

	Total Value	$—	$(41,804)	$(41,804)

		For the six-month period ended June 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap
Equity Fund	Realized gain (loss)
	Forward Contracts (b)	$—	$105,333	$105,333

	Total Value	$—	$105,333	$105,333

Each of the above derivatives is located in the following Statements of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statements of Operations include both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

		For the six-month period ended June 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$(1,832,019)	$—	$(1,832,019)
	Forward Contracts (b)	—	215,925	215,925
	Swap Contracts (c)	684,470	—	684,470
	Written Options (d)	—	—	—

	Total Value	$(1,147,549)	$215,925	$(931,624)

		For the six-month period ended June 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts (a)	$435,771	$—	$435,771
	Forward Contracts (b)	—	413,143	413,143
	Swap Contracts (c)	80,634	—	80,634
	Written Options (d)	3,910	—	3,910

	Total Value	$520,315	$413,143	$933,458

		For the six-month period ended June 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Change in Unrealized Appreciation (Depreciation)
	Forward Contracts (b)	$—	$(14,599)	$(14,599)

	Total Value	$—	$(14,599)	$(14,599)

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

		For the six-month period ended June 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Change in Unrealized Appreciation (Depreciation)
	Forward Contracts (b)	$—	$(18,920)	$(18,920)

	Total Value	$—	$(18,920)	$(18,920)

Each of the above derivatives is located in the following Statements of Operations accounts.

(a)	Net change in unrealized appreciation/(depreciation) futures contracts
(b)	Net change in unrealized appreciation/(depreciation) foreign currency transactions (Statements of Operations includes both forwards and foreign currency transactions)
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

3. Investment Advisory, Investment Management and Related Party Transactions

Northern Trust Investments has entered into Investment Advisor Agreements with the Investment Advisors listed below to which the Investment Advisors provide investment advice with respect to one or more of the Funds offered as investment options under the Program. As of June 30, 2012, the line-up of Investment Advisors to the Funds was as follows:

Investment Advisor	Fund to which the Investment Advisor Provides Investment Advice
Galliard Capital Management, Inc.	Stable Asset Return Fund
Pacific Investment Management Company, LLC	Stable Asset Return Fund and Bond
Core Plus Fund
Columbus Circle Investors	Large Cap Equity Fund
C.S. McKee, L.P.	Large Cap Equity Fund
Delaware Investment Advisers	Large Cap Equity Fund
Jennison Associates LLC	Stable Asset Return Fund and Large Cap
Equity Fund
Allianz Global Investors Capital LLC	Small-Mid Cap Equity Fund
Denver Investment Advisors LLC	Small-Mid Cap Equity Fund
Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund
LSV Asset Management	Small-Mid Cap Equity Fund and

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Investment Advisor	Fund to which the Investment Advisor Provides Investment Advice
International All Cap Equity Fund
Lombardia Capital Partners, LLC	Small-Mid Cap Equity Fund
Riverbridge Partners LLC	Small-Mid Cap Equity Fund
Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund
TCW Investment Management Company	Small-Mid Cap Equity Fund
Altrinsic Global Advisors LLC	International All Cap Equity Fund
American Century Investment Management Inc.	International All Cap Equity Fund
First State Investments International Limited	International All Cap Equity Fund
William Blair & Company LLC	International All Cap Equity Fund

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

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees incurred for each Investment Advisor during the three-month and six-month periods ended June 30, 2012 and June 30, 2011 are listed below; the annual asset-based fees for 2012 range from the highest rate of .65% to the lowest rate of .05% among the various Investment Advisors.

Effective April 25, 2012, Northern Trust Investments has replaced Martin Currie Inc. with American Century Investment Management Inc. as Investment Advisor to provide investment advice with respect to a portion of the International All Cap Equity Fund. Effective May 30, 2012, Northern Trust Investments has replaced Eagle Global Advisors LLC with William Blair & Company LLC as Investment Advisor to provide investment advice with respect to a portion of the International All Cap Equity Fund.

Investment Advisor	Fund	Fees for the three-month period ended June 30, 2012	Fees for the six- month period ended June 30, 2012	Fees for the three-month period ended June 30, 2011	Fees for the six- month period ended June 30, 2011

Allianz Global Investors Capital LLC	Small-Mid Cap Equity Fund	$30,661	$64,315	$37,963	$76,236

Altrinsic Global Advisors, LLC	International All Cap Equity	34,065	70,781	43,830	86,828

American Century Investment Management Inc. **	International All Cap Equity	12,764	12,764	—	—

C.S. McKee, L.P.	Large Cap Equity Fund	157,731	317,705	170,460	340,085

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Investment Advisor	Fund	Fees for the three-month period ended June 30, 2012	Fees for the six- ended June 30, 2012	Fees for the period ended June 30, 2011	Fees for the six- ended June 30, 2011
Columbus Circle Investors	Large Cap Equity Fund	154,412	313,653	169,199	336,775
Delaware Investment Advisers	Large Cap Equity Fund	115,267	230,340	124,366	247,312

Denver Investment Advisors LLC	Small-Mid Cap Equity Fund	55,733	113,414	78,987	172,167

Eagle Global Advisors LLC **	International All Cap Equity	13,663	35,315	25,763	50,958

First State Investments International Limited	International All Cap Equity	52,965	107,463	61,796	121,023

Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund	28,738	58,918	34,065	67,674

Galliard Capital	Stable Asset Return Fund	182,559	365,108	180,773	360,952

Jennison Associates LLC	Stable Asset Return Fund	46,358	91,939	43,076	85,679

Jennison Associates LLC	Large Cap Equity Fund	95,058	193,117	103,603	206,020

Lombardia Capital Partners, LLC *	Small-Mid Cap Equity Fund	40,457	82,548	26,168	26,168

LSV Asset Management	International All Cap Equity	34,106	70,820	43,823	86,723

LSV Asset Management	Small-Mid Cap Equity Fund	40,304	82,778	57,401	124,696

Martin Currie Inc. **	International All Cap Equity	9,733	39,407	35,326	70,047

Pacific Investment Management Company LLC	Bond Core Plus Fund	235,742	470,199	235,447	453,457

Pacific Investment Management Company, LLC	Stable Asset Return Fund	101,374	200,923	96,402	190,362

Riverbridge Partners	Small-Mid Cap Equity Fund	35,478	71,820	42,084	83,336

Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund	47,544	97,885	56,792	112,850

TCW Investment Management Company	Small-Mid Cap Equity Fund	31,128	64,625	37,942	75,465

William Blair & Company LLC **	International All Cap Equity	3,770	3,770	—	—

		$1,559,610	$3,159,607	$1,705,266	$3,374,813

* Lombardia Capital Partners, LLC began providing investment advice with respect to the Small-Mid Cap Equity Fund on May 10, 2011.

** Eagle Global Advisors LLC and Martin Currie Inc. were terminated as investment advisors with respect to the International All Cap Equity Fund during the three months ended June 30, 2012. American Century Investment Management Inc. and William Blair & Company LLC began providing investment advice with respect to the International All Cap Equity Fund during the three months ended June 30, 2012.

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

For the three-month periods ended June 30, 2012 and June 30, 2011 and for the six-month periods ended June 30, 2012 and June 30, 2011, ABA Retirement Funds received Program fees of $689,589, $694,170, $1,364,374 and $1,360,847 respectively. This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net assets as of the time of calculation thereof.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

For the three-month periods ended June 30, 2012 and June 30, 2011 and for the six-month periods ended June 30, 2012 and June 30, 2011, respectively, the Program fee paid to ING Life was $4,929,256, $4,973,965, $9,647,723 and $9,802,043, respectively.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. Service penalties of $100,000 and $50,000 were imposed on ING Services during the six-month periods ended June 30, 2012 and June 30, 2011, respectively and the fees stated above are net of these penalties.

Effective April 26, 2012, the AQR Risk Parity Fund, in which the Alternative Alpha Fund is invested, makes payments to ING Life in the amount of .10% on an annualized basis of the assets allocated to the AQR Risk Parity Fund for administrative services rendered on behalf of the Alternative Alpha Fund. Such payments are applied against, and thus reduce, the Program fee otherwise payable on behalf of the Alternative Alpha Fund to ING Life. These payments are included in the operating expenses of the AQR Risk Parity Fund.

The Collective Trust has entered into a brokerage services agreement with TD Ameritrade, Inc. and TD Ameritrade Clearing, Inc. TD Ameritrade has agreed that, effective September 2, 2011, it will make payments on behalf of the Program in consideration of the Program’s services rendered with respect to the Self-Directed Brokerage Accounts. Such payments are applied against, and thus reduce, the Program fee otherwise payable to ING Life, and are reflected in the accompanying statements of operations as “Less: Expense reimbursement” in the amount of $127,018, $0, $276,447 and $0 for the three-month periods ended June 30, 2012 and June 30, 2011 and for the six-month periods ended June 30, 2012 and June 30, 2011, respectively. Such payments by TD Ameritrade are made quarterly in arrears, in an amount calculated based on the table below, based on the month-end values of Program assets held in TD Ameritrade brokerage accounts during such quarter.

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

For the three-month periods ended June 30, 2012 and June 30, 2011 and for the six-month periods ended June 30, 2012 and June 30, 2011, Northern Trust received trust, management and administration fees of $878,365, $875,308, $1,737,861 and $1,717,693, respectively.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

State Street Bank received the following fees paid from the Funds listed below during the three-month and six-month periods ended June 30, 2012 and June 30, 2011:

	Fees for the three-month period ended June 30, 2012	Fees for the six-month period ended June 30, 2012	Fees for the three-month period ended June 30, 2011	Fees for the six-month period ended June 30, 2011

Bond Index Fund	$9,473	$17,645	$6,110	$12,181

Large Cap Index Equity Fund	4,655	8,877	3,050	5,995

All Cap Index Equity Fund	29,345	61,846	27,154	57,513

Mid Cap Index Equity Fund	8,022	14,676	5,509	10,779

Small Cap Index Equity Fund	3,837	7,492	3,456	6,744

International Index Equity Fund	15,718	31,998	15,951	31,100

Large Cap Equity Fund	5,390	8,085	6,664	9,500

Small-Mid Cap Equity Fund	2,596	3,979	2,760	3,744

International All Cap Equity Fund	3,614	6,098	4,211	6,658

	$82,650	$160,696	$74,865	$144,214

The Real Asset Return Fund is subject to an annual management fee of .078% of the assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended June 30, 2012 and June 30, 2011, and for the six-month periods ended June 30, 2012 and June 30, 2011, State Street Bank received Real Asset Return Fund management fees of $5,012, $3,779, $9,802 and $6,642, respectively.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

The Retirement Date Funds are subject to an annual management fee of ..10% of the assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended June 30, 2012 and June 30, 2011, and for the six-month periods ended June 30, 2012 and June 30, 2011, State Street Bank received Retirement Date Funds management fees of $136,974, $109,845, $258,235 and $219,694, respectively.

The Target Risk Funds are subject to an annual management fees of .042%, .055% and .063% of the assets invested in the Conservative Risk Fund, Moderate Risk Funds and Aggressive Risk Fund, respectively, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended June 30, 2012 and June 30, 2011, and for the six-month periods ended June 30, 2012 and June 30, 2011, State Street Bank received Target Risk Fund management fees of $14,918, $9,714, $29,124 and $18,651, respectively.

Investment Advisor Fees — Managed Funds

The Investment Advisors for SARF are paid a weighted average fee at an annual rate of approximately .15% of the assets of the Fund.

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts are above $600 million (as of June 30, 2012, the aggregate value of such assets was $1.5 billion), the Fund pays its Investment Advisor a fee at the following annual rate:

Value of Assets	Rate
First $600 million	.25%
Next $700 million	.20
Over $1300 million	.15

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts falls below $600 million, the following fee schedule applies:

Value of Assets	Rate
First $25 million	.500%
Next $25 million	.375
Over $50 million	.250

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of June 30, 2012:

Fund	Rate
Large Cap Equity Fund	.290%
Small-Mid Cap Equity Fund	.477
International All Cap Equity Fund	.477

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

No fees are paid directly to Wellington Trust or AQR Capital Management for the investment management services they perform relating to the assets of the Alternative Alpha Fund. However, the Alternative Alpha Fund, as an investor in the Wellington Trust Real Total Return Portfolio and the AQR Risk Parity Fund, bears the operating expenses associated with those commingled investment vehicles, including investment advisory fees payable by the Wellington Trust Real Total Return Portfolio to Wellington Trust at the current annual rate of .55% and payable by the AQR Risk Parity Fund to AQR Capital Management at the current annual rate of .75% of the value of the assets of the Alternative Alpha Fund invested in, respectively, the Wellington Trust Real Total Return Portfolio and the AQR Risk Parity Fund. The Alternative Alpha Fund will also bear the expenses of the AQR Risk Parity Fund (Class I shares) on assets invested in it. The total annual operating expenses of this share class of the AQR Risk Parity Fund for its most recent completed fiscal year were 1.12%; however, the AQR Risk Parity Fund’s adviser has contractually agreed to cap these expenses at 0.95% (excluding interest, taxes, dividends on short sales, borrowing costs, acquired fund fees and expenses, interest expense related to short sales and extraordinary expenses) until at least April 30, 2013.

Northern Trust Investments is paid a fee of .15% of the excess cash in the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF that is swept to the STIF or, in the case of the SARF, to the GSTIF. Northern Trust Investments was paid $314, $8,927, $2,508, $1,279 and $37,456 for the three-month period ended June 30, 2012 and was paid $1,078, $5,004, $2,059, $1,628 and $41,145 for the three-month period ended June 30, 2011, and was paid $896, $17,384, $5,003, $2,967 and $77,758 for the six-month period ended June 30, 2012, and was paid $2,196, $9,722, $4,247, $3,072 and $82,044 for the six-month period ended June 30, 2011 from the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF, respectively.

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

Operational Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the three-month periods ended June 30, 2012 and June 30, 2011, and for the six-month periods ended June 30, 2012 and June 30, 2011, these expenses totaled $663,298, $723,798, $1,319,102 and $1,439,750, respectively. Fees in the amount of approximately $25,212 and $54,567 for the registration of $220 million and $470 million of units with the SEC were paid during 2012 and 2011, respectively and are an operational cost for all the Funds. These operational costs are allocated to the Funds and the Balanced Fund based on net assets.

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

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities and the Funds’ assets invested in collective investment funds, excluding U.S. Government securities and short-term investments, were as follows:

	For the six-month period ended June 30, 2012
	Purchases	Sales
Bond Core Plus Fund	$5,678,116	$22,875,338
Large Cap Equity Fund	157,107,805	200,561,988
Small-Mid Cap Equity Fund	86,878,688	102,076,283
International All Cap Equity Fund	106,932,199	113,222,661
Global All Cap Equity Fund*	1,269,852	146,401
Bond Index Fund	14,372,156	6,634,201
Large Cap Index Equity Fund	17,358,341	3,529,406
All Cap Index Equity Fund	5,949,750	13,490,956
Mid Cap Index Equity Fund	11,474,105	3,359,555
Small Cap Index Equity Fund	6,903,469	3,502,886
International Index Equity Fund	5,868,742	1,567,014
Real Asset Return Fund	6,753,520	2,507,958
Alternative Alpha Fund*	990,710	83,963
Lifetime Income Retirement Date Fund	8,356,759	2,043,121
2010 Retirement Date Fund	12,139,288	6,907,153
2020 Retirement Date Fund	26,932,207	4,821,079
2030 Retirement Date Fund	16,761,006	4,579,384
2040 Retirement Date Fund	10,326,647	3,987,271
2050 Retirement Date Fund*	504,827	98,785

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

	For the six-month period ended June 30, 2012
	Purchases	Sales
Conservative Risk Fund	9,512,734	5,095,292
Moderate Risk Fund	11,811,626	6,506,931
Aggressive Risk Fund	5,017,085	2,533,106
Balanced Fund	22,020,002	39,251,508

*The Fund commenced investment operations on January 17, 2012.

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the six-month period ended June 30, 2012
	Purchases	Sales
Bond Core Plus Fund	$712,524,198	$752,031,613

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

Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) and the Global All Cap Equity Fund and the Balanced Fund, which indirectly engage in securities lending, no longer invest in the State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by the Funds that engage in securities lending was reinvested in a cash collateral pooled fund (the “ABA Members Collateral Fund”) managed by State Street Bank as securities lending agent (“Lending Agent”) and dedicated solely to the Funds that engage in securities lending. At the time of its formation, the ABA Members Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D. Thereafter, the overall level of securities loans made by the Funds will have a direct impact on the overall level of cash collateral held in the ABA Members Collateral Fund. For purposes of daily admissions and redemptions, the short-term portfolio instruments in the ABA Members Collateral Fund are currently valued on the basis of amortized cost, as provided for in the Investment Guidelines of the ABA Members Collateral Fund. Participant units in the ABA Members Collateral Fund are issued and redeemed on each business day (“valuation date”). Participant units in the ABA Members Collateral Fund were, through June 30, 2012, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the ABA Members Collateral Fund, the Lending Agent will notify the Trustee that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the Lending Agent may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

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

At June 30, 2012, the Funds’ fair value of securities on loan and investments of collateral value received at amortized cost and fair value for securities loaned was as follows:

		Investments of Collateral Received
Fund	Fair Value of Loaned Securities	Amortized Cost	Fair Value

Bond Core Plus Fund	$15,034,749	$15,340,211	$15,080,281

Large Cap Equity Fund	16,063,043	16,478,803	16,199,580

Small-Mid Cap Equity Fund	33,650,587	34,543,781	33,958,461

International All Cap Equity Fund	5,464,604	5,743,272	5,645,956

Units of the ABA Members Collateral Fund continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain dollar amount withdrawal limitations would apply to redemptions in connection with discontinuing participation in the securities lending program. At June 30, 2012, the market value of the investments in the ABA Members Collateral Fund, as reported by its trustee, was approximately 98.306% of amortized cost. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions.

6. Participant Ownership

As of June 30, 2012, the following Funds had participants owning greater than 5% of the outstanding units of each Funds: Six participants owned 58.81% of the outstanding units of the Global All Cap Equity Fund, eight participants owned 71.94% of the outstanding units of the Alternative Alpha Fund, one participant owned 5.20% of the outstanding units of the 2010 Retirement Date Fund, and three participants owned 30.74% of the outstanding units of the 2050 Retirement Date Fund.

7. Subsequent Events

Management has evaluated subsequent events for the Funds and the Balanced Fund through the date the financial statements were issued, and has concluded that there are no recognized or non-recognized subsequent events relevant for financial statement disclosure.

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

Quarter and Six Month Period Ended June 30, 2012

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

For the quarter ended June 30, 2012, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.33%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.10% for the same period. The 3 Year Constant Maturity Treasury Yield does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses. For the six month period ended June 30, 2012, the Fund experienced a total return, net of expenses, of 0.67%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.33% for the same period.

The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield for the quarter ended June 30, 2012. Outperformance for the quarter was primarily driven by an overweight to asset-backed securities and mortgage-backed securities. The Fund’s market to book value increased during the quarter from 103.0 to 103.4, reflecting the strong performance of the underlying bond portfolios.

The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield for the six month period ended June 30, 2012. Outperformance for the period was primarily driven by an overweight to non-treasury sectors. The credit quality of the underlying bond portfolios remains strong with 81% of the portfolio’s securities rated AAA on average as rated by S&P, Moody’s and Fitch.

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the domestic bond market. The Bond Core Plus Fund invests its assets in a diversified portfolio of fixed-income securities.

For the quarter ended June 30, 2012, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 2.64%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 2.06% for the same period. For the six month period ended June 30, 2012, the Fund experienced a total return, net of expenses, of 4.19%, compared to an investment record of 2.37% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended June 30, 2012. Outperformance was primarily driven by falling interest rates in both the United States and Australia. Exposure to both agency and non-agency mortgage-backed securities was also positive for the quarter.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the six month period ended June 30, 2012. Outperformance was primarily driven by falling interest rates in both the United States and Australia. Exposure to both agency and non-agency mortgage-backed securities was also positive for the period.

Large Cap Equity Fund

The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion.

For the quarter ended June 30, 2012, the Large Cap Equity Fund experienced a total return, net of expenses, of -3.93%. By comparison, the Russell 1000® Index produced an investment record of -3.12% for the same period. For the six month period ended June 30, 2012, the Fund experienced a total return, net of expenses, of 9.13%, compared to an investment record of 9.38% for the benchmark for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended June 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection was weakest in the consumer discretionary sector, though this was partially offset by underweights to more economically sensitive sectors such as energy and materials.

For the quarter ended June 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of June 30, 2012) positively contributed to the performance of the Fund, but underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Underperformance was primarily within the industrials and energy sectors. Within the industrials sector of the portion of the Fund, the 14% drop in shares of Dover cost the portfolio 36 basis points, as concerns of a global slowdown, particularly in Asia, weighed on the stock. Within the energy sector, shares of Hess fell more than 26% in response to the 18% correction in oil prices.

For the quarter ended June 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of June 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Positive stock selection accounted for all of the relative outperformance with the largest contribution coming from an underweight to financials, which are generally more credit sensitive. The telecommunications sector was another area of strength as it was the top performer in both the portfolio and benchmark.

For the quarter ended June 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection detracted from returns in consumer discretionary, where Fossil and Nike declined, more than offsetting the effect of solid gains in Amazon.com and Inditex. In information technology, data management holdings NetApp, VMware, and EMC lost ground on concerns that business investments in information technology could slow if the global economy continues to cool. Security selection hurt performance in energy, although an underweight position benefited relative return.

For the six month period ended June 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of June 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Generally strong stock selection across most sectors, particularly financials, was the primary driver of outperformance.

For the six month period ended June 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of June 30, 2012) negatively contributed to the performance of the Fund, but outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. This portion of the Fund’s strong stock selection within the financials sector was the primary driver of outperformance, adding 89 basis points as financials were up over 20% in the period.

For the six month period ended June 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. While stocks kept pace with those in the sector more broadly, the underweight to the financials sector, which was the strongest performing sector, was the largest detractor from performance.

For the six month period ended June 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of June 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection and an overweight to information technology were the primary drivers of outperformance. Stock selection in consumer staples as well as an overweight to energy were also positive.

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of small- to medium-capitalization U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

For the quarter ended June 30, 2012, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of -5.23%. By comparison, the Russell 2500™ Index produced an investment record of -4.14% for the same period. For the six month period ended June 30, 2012, the Fund experienced a total return, net of expenses, of 6.44%, compared to an investment record of 8.31% for the benchmark for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of June 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. During the quarter, the sectors with the largest contribution to performance relative to the benchmark were consumer cyclical, commercial services and capital goods.

For the quarter ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 15% as of June 30, 2012) positively contributed to the performance of the Fund, but underperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Stock selection was positive or neutral in four of ten sectors, with materials, health care, and utilities performing the best. This was offset by negative stock selection in six of ten sectors, with financials, consumer staples, and industrials performing the worst. Sector selection had a negative impact detracting from performance for the quarter.

For the quarter ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 9% as of June 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Positive stock selection drove relative performance, notably in the health care, consumer discretionary and energy sectors.

For the quarter ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 14% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Both sector and stock selection detracted from performance for the quarter. An overweight to technology and underweight to utilities had a negative impact from a sector allocation standpoint. While stock selection was strong in the technology sector, this was offset by poor selection in the materials, consumer discretionary and consumer staples sectors.

For the quarter ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 9% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the information technology sector was the primary detractor from relative performance. This was largely driven by a reversal in some of the strongest performers from the prior quarter. Additionally, stock selection in the financials and consumer discretionary sectors and the portfolio’s overweight to the underperforming energy sector and underweight to the outperforming health care sector detracted from performance.

For the quarter ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of June 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. The biggest contributor to performance was stock selection in the information technology sector, although the overweight to the sector did detract. An underweight to the lagging energy sector also contributed to the portfolio’s outperformance.

For the quarter ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 14% as of June 30, 2012) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection contributed to underperformance, while sector allocation was a slight headwind as well. In terms of stock selection, the majority of underperformance relative to the benchmark came from selections within the industrial and health care sectors.

For the quarter ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 9% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. The portfolio’s underperformance was primarily due to negative stock selection in the information technology and consumer sectors. Stock selection in energy, materials, and industrials also detracted from performance while stock selection in health care proved positive.

For the six month period ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Interest rate sensitive holdings, including the energy and communications sectors, were the largest relative detractors to performance in the second quarter.

For the six months period ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 15% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Stock selection was broadly negative, with financials, health care and consumer staples performing the worst.

For the six month period ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 9% as of June 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Strong relative performance was driven by positive stock selection, particularly in the health care, consumer discretionary and energy sectors. As technology lagged during the second quarter, the reduction in the number of holdings in the technology sector following the strong first quarter helped avoid wider losses.

For the six month period ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 14% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Both sector and stock selection detracted in the period. An overweight to technology and underweight to utilities had a negative impact from a sector allocation standpoint.

For the six month period ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 9% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the information technology, consumer discretionary and financials sectors were the primary detractors from relative performance.

For the six month period ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of June 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. The largest contributors to performance for the period were stock selection in the information technology sector and the portfolio’s underweight to the underperforming energy sector.

For the six month period ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 14% as of June 30, 2012) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock selection contributed to performance, while sector allocation detracted for the period. In terms of stock selection, the majority of positive relative performance came from stock selection within the financials and materials sectors. In terms of sector allocation, the relative overweight to the energy sector was the largest detractor from results.

For the six month period ended June 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 9% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. The portfolio’s underperformance was primarily due to negative stock selection in the information technology and consumer sectors. Stock selection in energy, materials, and industrials also detracted, which was partially offset by positive stock selection in health care.

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

For the quarter ended June 30, 2012, the International All Cap Equity Fund experienced a total return, net of expenses, of -6.45%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of -7.61% for the same period. For the six month period ended June 30, 2012, the Fund experienced a total return, net of expenses, of 3.40%, compared to an investment record of 2.77% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended June 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the MSCI Europe, Australasia, Far East (“EAFE”) Value ND Index, against which the performance of this portion of the Fund is compared. Disappointing performance from holdings in the technology sector, companies involved in the energy complex, and those domiciled in Japan were the primary detractors for the quarter.

For the period from on or about May 9, 2012 (the date on which American Century Investment Management, Inc. commenced providing investment advice with respect to the International All Cap Equity Fund) to June 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of American Century Investment Management, Inc. (approximately 15% as of June 30, 2012) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Positive stock selection and an overweight to the financials sector bolstered relative results, as did investments in the energy sector, while laggards in the consumer discretionary and telecommunication services sectors were detractors.

For the quarter ended June 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 23% as of June 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by strong stock selection in Brazil and an overweight position in the telecommunications services sector. An underweight position in the energy sector also helped relative performance.

For the quarter ended June 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Stock selection, particularly in the consumer staples and financial sectors, was the primary detractors from relative performance.

For the period from on or about June 13, 2012 (the date on which William Blair & Company, L.L.C. commenced providing investment advice with respect to the International All Cap Equity Fund) to June 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of William Blair & Company, L.L.C. (approximately 14% as of June 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. An overweighted position in financials and telecommunications services contributed to performance as these were the two best performing sectors in the period.

For the six month period ended June 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Disappointing performance from holdings in the technology sector, companies involved in the energy complex and those domiciled in Japan were the primary detractors for the period.

For the six month period ended June 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 23% as of June 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Stock selection in Brazil was positive for the period, particularly the position in Anheuser Busch-InBev which rose on optimism about its growth prospects. An underweight to the energy sector was positive, particularly a zero weighting in Petrobras which underperformed on a weak oil price. Stock selection as well as an overweight position in the consumer staples sector also contributed to outperformance.

For the six month period ended June 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Stock selection, particularly in the consumer staples and financial sectors, was the primary detractors from relative performance.

Eagle Global Advisors LLC and Martin Currie Inc. were terminated as Investment Advisors to the International All Cap Equity Fund during the second quarter. Please see Note 3, Investment Advisory, Investment Management and Related Party Transactions, in the Notes to Financial Statements for additional information.

Global All Cap Equity Fund

The Global All Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of global stock markets by investing primarily in equity securities of companies located throughout the world, including those domiciled in the U.S.

For the quarter ended June 30, 2012, the Global All Cap Equity Fund experienced a total return, net of expenses, of -5.73%. By comparison, the MSCI ACWI Index produced an investment record of -5.56% for the same period. For the period from commencement of operations on January 17, 2012 to June 30, 2012, the Global All Cap Equity Fund experienced a total return, net of expenses, of 3.12%. By comparison, the MSCI ACWI Index produced an investment record of 2.61% for the same period. The MSCI ACWI Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the quarter ended June 30, 2012, the segment of the Global All Cap Equity Fund which is invested through the Large Cap Equity Fund (approximately 36% as of June 30, 2012) underperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund for such period, above, for a description of the performance of the Large Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the quarter ended June 30, 2012, the segment of the Global All Cap Equity Fund which is invested through the Small-Mid Cap Equity Fund (approximately 5% as of June 30, 2012) underperformed the Russell 2500 Index. Please refer to the discussion of the investment performance of the Small-Mid Cap Equity Fund for such period, above, for a description of the performance of the Small-Mid Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the quarter ended June 30, 2012, the segment of the Global All Cap Equity Fund which is invested through the International All Cap Equity Fund (approximately 59% as of June 30, 2012) outperformed the MSCI ACWI ex-US Index. Please refer to the discussion of the investment performance of the International All Cap Equity Fund for such period, above, for a description of the performance of the International All Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the period beginning January 17, 2012 and ended June 30, 2012, the segment of the Global All Cap Equity Fund which is invested through the Large Cap Equity Fund (approximately 36% as of June 30, 2012) underperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund for such period, above, for a description of the performance of the Large Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the period beginning January 17, 2012 and ended June 30, 2012, the segment of the Global All Cap Equity Fund which is invested through the Small-Mid Cap Equity Fund (approximately 5% as of June 30, 2012) underperformed the Russell 2500 Index. Please refer to the discussion of the investment performance of the Small-Mid Cap Equity Fund for such period, above, for a description of the performance of the Small-Mid Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the period beginning January 17, 2012 and ended June 30, 2012, the segment of the Global All Cap Equity Fund which is invested through the International All Cap Equity Fund (approximately 59% as of June 30, 2012) outperformed the MSCI ACWI ex-US Index. Please refer to the discussion of the investment performance of the International All Cap Equity Fund for such period, above, for a description of the performance of the International All Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities included in such Index. The Barclays Capital U.S. Aggregate Bond Index is representative of the domestic investment-grade bond market as included in such Index.

For the quarter ended June 30, 2012, the Bond Index Fund experienced a total return, net of expenses, of 1.90%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 2.06% for the same period. For the six month period ended June 30, 2012, the Fund experienced a total return, net of expenses, of 1.97%, compared to an investment record of 2.37% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the quarter and six month period ended June 30, 2012 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on market capitalization.

For the quarter ended June 30, 2012, the Large Cap Index Equity Fund experienced a total return, net of expenses, of -2.94%. By comparison, the S&P 500 produced an investment record of -2.75% for the same period. For the six month period ended June 30, 2012, the Fund experienced a total return, net of expenses, of 9.10%, compared to an investment record of 9.49% for the benchmark for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the quarter and six month period ended June 30, 2012 was consistent with the S&P 500 after taking expenses into account.

All Cap Index Equity Fund

The All Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Russell 3000® Index by investing generally in securities included in such Index. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization.

For the quarter ended June 30, 2012, the All Cap Index Equity Fund experienced a total return, net of expenses, of -3.36%. By comparison, the Russell 3000 Index produced an investment record of -3.15% for the same period. For the six month period ended June 30, 2012, the Fund experienced a total return, net of expenses, of 8.86%, compared to an investment record of 9.32% for the benchmark for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the quarter and six month period ended June 30, 2012 was consistent with the Russell 3000 Index after taking expenses into account.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and represents approximately 7% of the U.S. equity market based on market capitalization.

For the quarter ended June 30, 2012, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of -5.10%. By comparison, the S&P MidCap 400 produced an investment record of -4.93% for the same period. For the six month period ended June 30, 2012, the Fund experienced a total return, net of expenses, of 7.52%, compared to an investment record of 7.90% for the benchmark for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the quarter and six month period ended June 30, 2012 was consistent with the S&P MidCap 400 after taking expenses into account.

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

For the quarter ended June 30, 2012, the Small Cap Index Equity Fund experienced a total return, net of expenses, of -3.64%. By comparison, the Russell 2000 Index produced an investment record of -3.47% for the same period. For the six month period ended June 30, 2012, the Fund experienced a total return, net of expenses, of 8.14%, compared to an investment record of 8.53% for the benchmark for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the quarter and six month period ended June 30, 2012 was consistent with the Russell 2000 Index after taking expenses into account.

International Index Equity Fund

The investment objective of the International Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the MSCI ACWI ex-US Index by investing generally in securities included in such Index. The MSCI ACWI ex-US Index consists of approximately 1,870 securities in 44 markets, with securities of emerging markets representing approximately 23% of the Index.

For the quarter ended June 30, 2012, after taking fair value adjustments into account, the International Index Equity Fund experienced a total return, net of expenses, of -7.23%. By comparison, the MSCI ACWI ex-US Index produced an investment record of -7.61% for the same period. For the six month period ended June 30, 2012, after taking fair value adjustments into account, the Fund experienced a total return, net of expenses, of 2.94%, compared to an investment record of 2.77% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the quarter and six month period ended June 30, 2012 was consistent with the MSCI ACWI ex-US Index after taking expenses and fair value adjustments into account.

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

The Fund seeks to achieve its objective by investing indirectly in various indices or other collective investment funds maintained by State Street Bank and Trust Company, which we refer to as State Street Bank. During the quarter ended June 30, 2012, these funds were comprised of the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite performance of the benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the quarter ended June 30, 2012, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and was weighted based on the Fund’s target allocations to the asset classes to which these underlying benchmarks relate.

For the quarter ended June 30, 2012, the Fund experienced a total return, net of expenses, of 1.17%. By comparison, the composite benchmark produced an investment record of 1.48% for the same period. For the six month period ended June 30, 2012, the Fund experienced a total return, net of expenses, of 4.29%, compared to an investment record of 4.87% for the composite benchmark for the same period. None of the indices comprising the composite benchmark includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of the Real Asset Return Fund for the quarter and six month period ended June 30, 2012 was consistent with its composite benchmark after taking expenses into account.

Alternative Alpha Fund

The Alternative Alpha Fund seeks to efficiently deliver exposure to a broad set of liquid asset classes by investing in a diversified portfolio of securities and instruments. These include Treasury Inflation Protected Securities, which we refer to as U.S. TIPS, other fixed-income securities, and a wide array of major liquid asset classes, including global developed and emerging market equities, global nominal and inflation linked-government bonds, emerging market bonds, mortgage-backed securities, corporate and sovereign debt, the credit spreads of mortgage-backed securities, developed and emerging market currencies, commodities and derivatives with the objective of providing long-term total returns in excess of the yield on cash-equivalent investments.

For the quarter ended June 30, 2012, the Alternative Alpha Fund experienced a total return, net of expenses, of -0.30%. By comparison, a combination of Standard & Poor’s 500 Index and Barclays Capital U.S. Aggregate Bond Index, each weighted 50%, produced an investment record of 0.21% for the same period. For the period from commencement of operations on January 17, 2012 to June 30, 2012, the Alternative Alpha Fund experienced a total return, net of expenses, of 0.97%. By comparison, the combination benchmark produced an investment record of 4.75% for the same period. The Standard & Poor’s 500 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

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

For the quarter ended June 30, 2012, the portion of the Alternative Alpha Fund invested in the AQR Risk Parity Fund (approximately 40% as of June 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the 60% Standard & Poor’s 500 Index/40% Barclays Capital U.S. Aggregate Bond Index blended index, against which the performance of this portion of the Fund is compared. The quarter was generally marked by a sentiment towards risk aversion, leading to gains in overweighted fixed income assets, in particular inflation-linked bonds.

For the quarter ended June 30, 2012, the portion of the Alternative Alpha Fund invested in the Wellington Trust Real Total Return Portfolio (approximately 60% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Consumer Price Index Core +3%, against which the performance of this portion of the Fund is compared. Allocation to global nominal bonds and TIPS contributed positively to the portfolio although these gains were more than offset by negative returns of commodity and currency exposure.

For the period from commencement of operations on January 17, 2012 to June 30, 2012, the portion of the Alternative Alpha Fund invested in the AQR Risk Parity Fund (approximately 40% as of June 30, 2012) positively contributed to the performance of the Fund, but underperformed the 60% Standard & Poor’s 500 Index/40% Barclays Capital U.S. Aggregate Bond Index blended index, against which the performance of this portion of the Fund is compared. Equities and commodities drove losses, particularly in April and May, due to increasing concerns from Europe and a weakening outlook in the United States. Fixed-income was additive to performance, while credit, inflation-sensitive assets and equities all detracted from performance.

For the period from commencement of operations on January 17, 2012 to June 30, 2012, the portion of the Alternative Alpha Fund invested in the Wellington Trust Real Total Return Portfolio (approximately 60% as of June 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Consumer Price Index Core +3%, against which the performance of this portion of the Fund is compared. Allocation to global nominal bonds and TIPS contributed positively to the portfolio although these gains were more than offset by negative returns of commodity and currency exposure.

Retirement Date Funds

The Retirement Date Funds provide a series of diversified investment funds, each of which is designed to correspond to a particular time horizon to retirement. Each Retirement Date Fund has an investment strategy representing specific risk and reward characteristics that take into account the remaining time horizon to most conservative investment mix. The longer the time horizon to the year in which a Retirement Date Fund will reach its most conservative investment mix, the greater is the Retirement Date Fund’s current risk and potential reward profile. The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who are considerably beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has significant target equity exposure). The 2010 Retirement Date Fund currently seeks to provide a mix of long-term capital appreciation and stability of principal for participants whose retirement date occurred in or around 2010. The 2020 Retirement Date Fund currently seeks to provide a mix of long-term capital appreciation and stability of principal for participants planning to retire in or around 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around 2040 and is comprised mainly of stocks for significant growth potential. The 2050 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around 2050 and is comprised mainly of stocks for significant growth potential.

The Retirement Date Funds seek to achieve their objectives by investing in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2012, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small Cap® Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Retirement Date Funds allocates assets from time to time. During the quarter ended June 30, 2012, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-USA IMI Index, the S&P MidCap 400, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

For the quarter ended June 30, 2012, the Retirement Date Funds experienced a total return, net of expenses, of 0.00% for the Lifetime Income Retirement Date Fund, 0.57% for the 2010 Retirement Date Fund, -0.43% for the 2020 Retirement Date Fund, -1.55% for the 2030 Retirement Date Fund, -3.06% for the 2040 Retirement Date Fund and -3.03% for the 2050 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 0.16%, 0.72%, -0.34%, -1.50%,     -2.99% and  -2.99%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the quarter ended June 30, 2012 was consistent with its respective composite benchmark after taking into account fair value adjustments, expenses and differences in rebalancing frequency inasmuch as each Retirement Date Fund is rebalanced to target asset allocations quarterly and its composite benchmark’s component weights remain static.

For the six month period ended June 30, 2012, the Retirement Date Funds experienced a total return, net of expenses, of 4.69% for the Lifetime Income Retirement Date Fund, 5.63% for the 2010 Retirement Date Fund, 6.76% for the 2020 Retirement Date Fund, 7.07% for the 2030 Retirement Date Fund and 7.00% for the 2040 Retirement Date Fund. For the period from commencement of operations on January 17, 2012 to June 30, 2012, the 2050 Retirement Date Fund experienced a total return, net of expense, of 4.15%. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 5.12%, 6.04%, 7.11%, 7.40%, 7.30% and 4.39%, respectively, for comparable periods. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the six month period ended, or from inception to, June 30, 2012, as applicable, was consistent with its respective composite benchmark after taking into account fair value adjustments, expenses, the effect of participation in securities lending and differences in rebalancing frequency in as much as the target asset allocations of each Retirement Date Fund is rebalanced quarterly and its composite benchmark’s component weights remain static.

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

The Target Risk Funds seek to achieve their objectives by investing in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2012, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, the SSgA International Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the

SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the NTGI Collective Short Term Investment Fund and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund Class A.

The composite benchmark for each of the Target Risk Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Target Risk Funds allocates assets. During the quarter ended June 30, 2012, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Russell 3000® Index, the MSCI ACWI Ex-US Index, the Dow Jones U.S. Select REIT Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, the Merrill Lynch 3-Month T-Bill and the Dow Jones UBS Commodity Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the quarter ended June 30, 2012, the Target Risk Funds experienced a total return, net of expenses, of 0.59% for the Conservative Risk Fund, -1.37% for the Moderate Risk Fund and -3.27% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of 0.82%, -1.38% and -3.24%, respectively, for the same period. For the six month period ended June 30, 2012, the Target Risk Funds experienced a total return, net of expenses, of 3.71% for the Conservative Risk Fund, 5.04% for the Moderate Risk Fund and 5.81% for the Aggressive Risk Fund, compared to an investment record of 4.13%, 5.24% and 6.09%, respectively, of the respective composite benchmark for the same period. None of the indices comprising the composite benchmarks includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Target Risk Fund for the quarter and the six month period ended June 30, 2012 was consistent with its respective composite benchmark after taking expenses into account.

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

For the quarter ended June 30, 2012, the Balanced Fund experienced a total return, net of expenses, of -1.25%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of -1.00% for the same period. For the six month period ended June 30, 2012, the Balanced Fund experienced a total return, net of expenses, of 7.06%, as compared to an investment record of 6.67% for the benchmark for the period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Indices or for fund expenses.

For the quarter ended June 30, 2012, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. For the six month period ended June 30, 2012, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. Refer to a discussion of the investment performance of the Large Cap Equity Fund, above, for a description of the performance of the equity segment of the Balanced Fund for such periods.

For the quarter ended June 30, 2012, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, outperformed the Barclays Capital U.S. Aggregate Bond Index. For the six month period ended June 30, 2012, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, outperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to a discussion of the investment performance of the Bond Core Plus Fund, above, for a description of the performance of the debt segment of the Balanced Fund for such periods.

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

Effective with the reorganization of the Stable Asset Return Fund on December 8, 2010, the benchmark for the Fund is the 3 Year Constant Maturity Treasury Yield. The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield but underperformed the 70% Ryan Labs Three Year GIC Index / 30% iMoneyNet MFR Prime Institutional Money Market Fund Average (the historical benchmark prior to the reorganization of the Fund) for the quarter ended June 30, 2011. The fund’s market to book value ratio increased slightly during the quarter from 101.3% to 102.0%, reflecting strong performance in the underlying fixed income bond portfolios. Positions in government agency mortgage-backed securities and the defensive corporate sectors all posted positive excess returns. The credit quality of the underlying bond portfolios remained high with 78% of the securities rated U.S. Treasury/Agency or AAA.

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

For the quarter ended June 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of June 30, 2011) negatively contributed to the performance of the Fund, but outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. While there are several sectors that provided positive results during the quarter, the three most significant contributors were the healthcare, energy and consumer staples sectors. However, consumer cyclical and utilities were modest detractors.

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

The Fund seeks to achieve its objective by investing indirectly in various indices or other collective investment funds maintained by State Street Bank and Trust Company, which we refer to as State Street Bank. During the quarter ended June 30, 2011, these funds included the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund.

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

The Retirement Date Funds seek to achieve their objectives by investing in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2011, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small Cap® Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

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

The Target Risk Funds seek to achieve their objectives by investing in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended June 30, 2011, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap® Index Non-Lending Series Fund, the SSgA International Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) of the Collective Trust, the Funds and the Balanced Fund. Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures of the Collective Trust, the Funds and the Balanced Funds were effective as of June 30, 2012.

Internal Control Over Financial Reporting: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust evaluated any change in the internal control over financial reporting of the Collective Trust, the Funds and the Balanced Fund that occurred during the fiscal quarter ended June 30, 2012 and determined that no change in the internal control over financial reporting of the Collective Trust, the Fund or the Balanced Fund occurred during the fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of the Collective Trust, the Funds or the Balanced Fund.

The certifications of the Principal Executive Officer and the Principal Financial Officer of the Collective Trust filed herewith apply to the Collective Trust, each of the Funds and the Balanced Fund.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2012, the Collective Trust issued an aggregate of approximately $253 million in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

Item 6.	EXHIBITS.

10.33	Investment Advisor Agreement by and between Northern Trust Investments, Inc. and American Century Investment Management Inc., executed April 25, 2012, included as Exhibit 10.33 to Registrant’s Current Report on Form 8-K filed April 25, 2012 and incorporated herein by reference thereto.

10.34	Investment Advisor Agreement by and between Northern Trust Investments, Inc. and William Blair & Company, L.L.C., executed June 11, 2012, included as Exhibit 10.34 to Registrant’s Current Report on Form 8-K filed June 14, 2012 and incorporated herein by reference thereto.

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Extension Presentation Linkbase Document.

*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

August 14, 2012	By:	/s/ Thomas R. Benzmiller
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

August 14, 2012	By:	/s/ Randal Rein
	Name:	Randal Rein
	Title:	Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

10.33	Investment Advisor Agreement by and between Northern Trust Investments, Inc. and American Century Investment Management Inc., executed April 25, 2012, included as Exhibit 10.33 to Registrant’s Current Report on Form 8-K filed April 25, 2012 and incorporated herein by reference thereto.

10.34	Investment Advisor Agreement by and between Northern Trust Investments, Inc. and William Blair & Company, L.L.C., executed June 11, 2012, included as Exhibit 10.34 to Registrant’s Current Report on Form 8-K filed June 14, 2012 and incorporated herein by reference thereto.

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.