Form 10-Q/A
period 2012-06-30
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2012-09-13
CIK 878375

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reportig company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Explanatory Note

The Registrant is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 (the “Original Form 10-Q”) solely in order to file exhibits required by Item 601(b)(101) (Interactive Data File) of Regulation S-K, which are being filed within 30 days of the filing of the Original Form 10-Q as permitted by Rule 405(a)(2)(ii) of Regulation S-T. No other part of the Original Form 10-Q is being amended hereby and the Amendment has not been updated to reflect events occurring subsequent to the initial filing date.

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

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

September 13, 2012	By:	/s/ Thomas R. Benzmiller

	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

September 13, 2012	By:	/s/ Randal Rein

	Name:	Randal Rein
	Title:	Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Extension Presentation Linkbase Document.