Form 10-Q
period 2012-09-30
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2012-11-14
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION.

Item 1.	FINANCIAL STATEMENTS (UNAUDITED).

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments, at Fair Value (including Wrapper Contracts, at Value of $0 and $0, respectively) (cost $882,031,938 and $866,813,202, respectively)	$926,170,268	$893,870,854
Northern Trust Global Investments - Collective Government Short-Term Investment Fund (cost $90,583,788 and $115,820,756, respectively)	90,583,788	115,820,756
Receivable for fund units sold	561,816	1,452,753
Interest and dividends receivable	2,807	1,019
Other assets	72,993	39,257

Total assets	1,017,391,672	1,011,184,639

Liabilities
ING—program fee payable	419,085	428,403
Trustee, management and administration fees payable	71,069	75,725
ABA Retirement Funds—program fee payable	57,980	61,465
Payable for legal and audit services	70,391	142,250
Payable for compliance consultant fees	86,506	74,967
Payable for reports to unitholders	9,756	20,031
Payable for registration fees	120,148	136,158
Other accruals	17,967	13,601

Total liabilities	852,902	952,600

Net Assets at fair value	1,016,538,770	1,010,232,039

Adjustment from fair value to contract value for fully benefit responsive contracts	(44,138,330)	(27,057,652)

Net Assets (equivalent to $36.43 and $36.06 per unit based on 26,695,199 and 27,266,480 units outstanding, respectively)	$972,400,440	$983,174,387

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income
Dividends	$5,488,902	$4,947,775	$16,211,837	$14,342,021
Interest—affiliated issuers	43,344	50,731	126,783	143,498

Total investment income	5,532,246	4,998,506	16,338,620	14,485,519

Expenses
ING—program fee	1,259,012	1,278,268	3,747,229	3,796,849
Trustee, management and administration fees	218,833	221,011	653,783	647,756
Investment advisory fee	370,562	380,131	1,106,290	1,099,168
ABA Retirement Funds—program fee	178,241	180,433	529,897	529,993
Legal and audit fees	87,938	81,200	224,719	233,249
Compliance consultant fees	13,752	42,652	94,191	122,516
Reports to unitholders	—	6,859	9,653	19,695
Registration fees	61,685	56,642	155,638	162,700
Other fees	3,356	10,259	22,662	29,419

Total expenses	2,193,379	2,257,455	6,544,062	6,641,345

Less: Expense reimbursement	(29,349)	—	(100,372)	—

Net expenses	2,164,030	2,257,455	6,443,690	6,641,345

Net investment income (loss)	3,368,216	2,741,051	9,894,930	7,844,174

Net increase (decrease) in net assets resulting from operations	$3,368,216	$2,741,051	$9,894,930	$7,844,174

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$9,894,930

Net increase (decrease) in net assets resulting from operations	9,894,930

From unitholder transactions
Proceeds from units issued	155,242,498
Cost of units redeemed	(175,911,375)

Net increase (decrease) in net assets from unitholder transactions	(20,668,877)

Net increase (decrease) in net assets	(10,773,947)
Net Assets
Beginning of period	983,174,387

End of period	$972,400,440

Number of units
Outstanding-beginning of period	27,266,480
Issued	4,285,095
Redeemed	(4,856,376)

Outstanding-end of period	26,695,199

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$0.21	$0.18	$0.61	$0.53
Expenses†,††	(0.08)	(0.08)	(0.24)	(0.24)

Net investment income (loss)	0.13	0.10	0.37	0.29

Net increase (decrease) in unit value	0.13	0.10	0.37	0.29
Net asset value at beginning of period	36.30	35.84	36.06	35.65

Net asset value at end of period	$36.43	$35.94	$36.43	$35.94

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.89%	0.91%	0.88%	0.91%
Ratio of net investment income (loss) to average net assets*	1.38%	1.11%	1.36%	1.08%
Total return**	0.36%	0.28%	1.03%	0.81%
Net assets at end of period (in thousands)	$972,400	$990,800	$972,400	$990,800

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Issuer Name	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
SYNTHETIC GUARANTEED INVESTMENT CONTRACTS - (91.1%)
ING	A-	60313	No Stated Maturity	Variable	2.09	375,326,793	—	(20,242,450)	355,084,343
PRUDENTIAL INSURANCE CO. OF AMERICA	AA-	GA- 62318	No Stated Maturity	Variable	2.05	363,444,256	—	(17,442,938)	346,001,318
UNITED OF OMAHA LIFE INSURANCE CO.	A+	SVW-15429	No Stated Maturity	Variable	2.32	187,399,219	—	(6,452,942)	180,946,277

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS						926,170,268	—	(44,138,330)	882,031,938

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($ )
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS GALLIARD MANAGED PORTFOLIO — 55.8%
Agency — 6.2%
Fannie Mae AO26	2,815,000	0.88	10/26/2017	2,829,159

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Agency (Continued)
Federal Home Loan Banks MN29	2,080,000	3.63	05/29/2013	2,127,029
Federal Home Loan Mortgage Corp. FA25	8,300,000	1.38	02/25/2014	8,430,310
Federal Home Loan Mortgage Corp. JD28	4,275,000	3.75	06/28/2013	4,389,656
Federal Home Loan Mortgage Corp. JD29	4,350,000	1.00	06/29/2017	4,399,547
Federal Home Loan Mortgage Corp. JJ9	3,335,000	1.38	01/09/2013	3,346,006
Federal National Mortgage Association AO15	2,495,000	4.63	10/15/2013	2,609,396
Federal National Mortgage Association JD26	7,250,000	1.50	06/26/2013	7,319,818
Federal National Mortgage Association JJ12	410,000	3.88	07/12/2013	421,877
Federal National Mortgage Association MN27	5,105,000	0.50	05/27/2015	5,120,826
Federal National Mortgage Association MS15	7,660,000	4.38	03/15/2013	7,806,612
Overseas Private Investment Corp.	2,510,020	—	04/15/2013	2,515,994
Overseas Private Investment Corp.	3,500,000	—	05/02/2013	3,505,460
Overseas Private Investment Corp.	2,000,000	—	05/02/2013	2,056,640
Overseas Private Investment Corp.	600,000	—	05/02/2014	623,448
Overseas Private Investment Corp.	2,200,000	—	07/12/2014	2,209,702

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Agency (Continued)
Petroleos Mexicanos JD20	2,800,000	1.95	12/20/2022	2,867,200

				62,578,680

Asset Backed — 8.3%
Ally Auto Receivables Trust, Series 2011-2, Class A3 Mo-15	2,577,142	1.18	04/15/2015	2,589,873
Ally Auto Receivables Trust, Series 2011-3, Class A3 Mo-15	2,980,000	0.97	08/17/2015	2,993,291
Ally Auto Receivables Trust, Series 2011-4, Class A2 Mo-15	434,778	0.65	03/17/2014	435,052
American Express Credit, Series 2012-2, Class A Mo-15	2,500,000	0.68	03/15/2018	2,512,025
AmeriCredit Automobile Receivables Trust Mo-8	526,158	0.90	09/08/2014	526,553
AmeriCredit Automobile Receivables Trust, Series 2011-1, Class A2 Mo-8	77,622	0.84	06/09/2014	77,634
AmeriCredit Automobile Receivables Trust, Series 2011-3, Class A2 Mo-8	262,155	0.84	11/10/2014	262,425
AmeriCredit Automobile Receivables Trust, Series 2011-4, Class A2 Mo-8	245,299	0.92	03/09/2015	245,807
AmeriCredit Automobile Receivables Trust, Series 2012-1, Class A2 Mo-8	1,716,191	0.91	01/08/2014	1,721,734

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
AmeriCredit Automobile Receivables Trust, Series 2012-3, Class A2 Mo-9	2,250,000	0.71	03/09/2014	2,255,108
Brazos Higher Education Authority, Series 2011-1, Class A1 FMAN25	693,173	0.92	02/25/2020	693,201
Brazos Higher Education Authority, Series 2011-2, Class A1 JAJO25	786,653	1.02	01/27/2020	789,768
CNH Equipment Trust, Series 2011-B, Class A2 Mo-15	1,190,304	0.71	12/15/2014	1,191,173
CNH Equipment Trust, Series 2011-C, Class A2 Mo-15	2,280,295	0.90	10/15/2013	2,285,425
CNH Equipment Trust, Series 2012-B, Class A3 Mo-15	2,800,000	0.86	12/15/2015	2,815,792
CNH Equipment Trust, Series 2012-C, Class A3 Mo-26	2,825,000	0.57	12/15/2017	2,824,718
Discover Card Master Trust, Series 2012-A1, Class A1 Mo-15	2,250,000	0.81	08/15/2017	2,269,260
Educational Funding of the South, Inc., Series 2011-1, Class A1 JAJO25	1,545,931	1.02	10/25/2021	1,545,930
Ford Credit Auto Lease Trust, Series 2012-B, Class A3 Mo-3	2,250,000	0.86	09/15/2015	2,250,000
Ford Credit Auto Owner Trust, Series 2011-A, Class A3 Mo-15	1,402,733	0.97	01/15/2015	1,406,801
Ford Credit Auto Owner Trust, Series 2011-B, Class A3 Mo-15	1,150,000	0.84	06/15/2015	1,154,451

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
GE Capital CC Master Trust, Series 2012-5, Class A Mo-15	2,450,000	0.95	06/15/2018	2,469,404
GE Dealer Floorplan Master Note Trust, Series 2011-1, Class A Mo-20	400,000	0.84	07/20/2016	401,500
GE Dealer Floorplan Master Note Trust, Series 2011-1, Class A3 Mo-20	1,700,000	1.00	10/20/2014	1,705,117
GE Dealer Floorplan Master, Series 2012-3, Class A Mo-20	2,800,000	0.71	06/22/2015	2,813,860
GE Equipment Midticket LLC, Series 2011-1, Class A2 Mo-22	1,927,747	0.72	05/22/2014	1,929,077
GE Equipment Midticket LLC, Series 2012-1, Class A3 Mo-26	2,250,000	0.60	05/23/2016	2,249,550
GE Equipment Transportation LLC, Series 2012-1, Class A3 Mo-22	1,700,000	0.99	11/23/2015	1,712,342
Honda Auto Receivables Owner Trust, Series 2011-2, Class A3 Mo-18	2,175,000	0.94	03/18/2015	2,184,048
Honda Auto Receivables Owner Trust, Series 2012-1, Class A3 Mo-15	1,650,000	0.77	01/15/2016	1,661,236
John Deere Owner Trust, Series 2011-A, Class A3 Mo-15	1,875,000	1.29	01/15/2016	1,887,863
John Deere Owner Trust, Series 2012-A, Class A3 Mo-15	2,500,000	0.75	03/15/2016	2,509,975

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Mercedes-Benz Auto Receivables Trust, Series 2011-1, Class A3 Mo-15	1,450,000	0.85	03/16/2015	1,455,177
Montana Higher Education Student Assistance Corp., Series 2012-1, Class A1 Mo-20	1,999,625	0.85	09/20/2022	1,999,625
NCUA Guaranteed Notes JD12	1,500,000	1.40	06/12/2015	1,536,900
NCUA Guaranteed Notes Mo-12	2,725,000	0.26	06/12/2013	2,725,245
NCUA Guaranteed Notes Mo-9	2,200,108	0.70	10/07/2020	2,210,008
NCUA Guaranteed Notes, Series 2010-A1, Class A Mo-7	4,183,266	0.60	12/07/2020	4,197,238
NCUA Guaranteed Notes, Series 2011-R4, Class 1A Mo-7	531,215	0.63	03/06/2020	531,746
NCUA Guaranteed Notes, Series 2011-R6, Class 1A Mo-7	881,448	0.63	05/07/2020	883,377
Nissan Auto Receivables Owner Trust, Series 2011-A, Class A3 Mo-15	2,675,000	1.18	02/16/2015	2,692,789
North Carolina State Education Assistance Authority, Series 2011-2, Class A1 JAJO25	1,212,954	0.92	10/26/2020	1,203,359
North Carolina State Education Assistance Authority, Series 2011-2, Class A1 JAJO25	3,375,000	1.02	07/25/2039	3,376,958

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Panhandle-Plains Higher Education Authority, Inc., Series 2011-1, Class A1 JAJO1	1,159,182	0.96	10/01/2018	1,157,536
Santander Drive Auto Receivable, Series 2012-5, Class A2 Mo-15	1,850,000	0.57	12/15/2015	1,852,849
Santander Drive Auto Receivables Trust, Series 2011-1, Class A2 Mo-15	394,544	0.94	02/18/2014	394,871
Santander Drive Auto Receivables Trust, Series 2011-2, Class A2 Mo-15	294,142	1.04	04/15/2014	294,513
Santander Drive Auto Receivables Trust, Series 2011-3, Class A2 Mo-15	699,696	1.11	08/15/2014	701,410
Santander Drive Auto Receivables Trust, Series 2012-2, Class A2 Mo-15	879,506	0.91	10/15/2013	882,374
SLM Student Loan Trust, Series 2010-1, Class A Mo-25	1,044,169	0.65	03/25/2025	1,045,255
United States Small Business Administration, Series 2006-10A, Class 1 MS1	249,391	5.52	03/10/2016	268,283

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
United States Small Business Administration, Series 2006-10B, Class A MS1	292,858	5.54	09/10/2016	320,390

				84,099,896

Commercial Mortgage Backed Securities — 4.3%
Banc of America Merrill Lynch Commercial Mortgage, Inc. 2 A4 Mo-1	655,000	5.06	03/11/2041	674,997
Banc of America Merrill Lynch Commercial Mortgage, Inc. 2 A5 Mo-1	2,575,000	4.86	07/10/2043	2,822,252
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2005-5, Class A4 Mo-1	1,700,000	5.12	10/10/2045	1,906,482
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2006-1, Class A4 Mo-1	1,500,000	5.37	09/10/2045	1,692,165
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2006-2, Class A4 Mo-1	2,500,000	5.73	05/10/2045	2,886,925
Bear Stearns Commercial Mortage Inc., Series 2006-PW14, Class A4 Mo-1	2,500,000	5.20	12/11/2038	2,880,750

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
CFCRE Commercial Mortgage Trust, Series 2011-C2, Class A1 Mo-1	2,123,948	1.56	12/15/2021	2,155,658
Citigroup Commercial Mortage Series 2012GC8 Class A1 Mo-1	2,800,000	0.69	09/10/2045	2,800,000
Credit Suisse First Boston Mortgage Securities Corp. C5 A4 Mo-1	2,500,000	5.10	08/15/2038	2,773,000
GE Capital Mortgage Corp., Series 2005-C3, Class A7A Mo-1	2,500,000	4.97	07/10/2045	2,772,725
GS Mortgage Security Corp. II, Series 2005-GG4, Class A4A Mo-1	1,775,000	4.75	07/10/2039	1,930,739
JP Morgan Chase Commercial Mortgage Securities Corp. LDP5 A4 Mo-1	2,300,000	5.36	12/15/2044	2,589,777
JP Morgan Chase Commercial Mortgage Securities Corp. ML1A A2 Mo-1	1,768,976	4.77	03/12/2039	1,780,935
JP Morgan Chase Commercial Mortgage Securities Corp., Series 2005-CB11, Class A4 Mo-1	1,700,000	5.34	08/12/2037	1,874,522
LB-UBS Commercial Mortgage Trust C2 A4 Mo-11	2,550,000	4.37	03/15/2036	2,664,699
Merrill Lynch Mortgage Trust Mo-1	2,413,000	4.75	06/12/2043	2,644,045

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
Merrill Lynch Mortgage Trust, Series 2004 KEY2, Class A2 Mo-1	103,956	4.17	08/12/2039	104,515
Morgan Stanley Capital I, Inc. HQ5 A4 Mo-1	2,575,000	5.17	01/14/2042	2,783,060
Morgan Stanley Capital I, Inc., Series 2005-IQ10, Class A4A Mo-1	2,500,000	5.23	09/15/2042	2,770,400
Morgan Stanley Dean Witter Capital I, Series 2002-IQ3, Class A4 Mo-1	947,068	5.08	09/15/2037	947,210

				43,454,856

Corporate — 9.5%
American Express Credit Corp. JD12	400,000	1.75	06/12/2015	409,148
Anheuser-Busch INBEV WOR JJ15	1,900,000	0.80	07/15/2015	1,907,942
AT&T, Inc. MS15	250,000	5.10	09/15/2014	271,828
Bank of Montreal JAJO29	1,800,000	0.94	04/29/2014	1,811,160
Bank of New York Mellon Corp. FA20	700,000	1.20	02/20/2015	709,436
BB&T Corp. AO28	450,000	2.05	04/28/2014	459,774
BB&T Corp. JAJO28	1,250,000	1.17	04/28/2014	1,257,725
Berkshire Hathaway Finance Corp. MN15	770,000	1.60	05/15/2017	787,910
BHP Billiton Finance USA Ltd. FA24	1,100,000	1.63	02/24/2017	1,123,166
BNP Paribas FA23	1,250,000	3.60	02/23/2016	1,319,750

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
BNP Paribas JAJO10	450,000	1.36	01/10/2014	450,162
BNY Mellon N.A. JD15	1,132,000	4.75	12/15/2014	1,223,352
Bottling Group LLC MS15	750,000	6.95	03/15/2014	818,993
BP Capital Markets PLC AO1	450,000	3.13	10/01/2015	480,510
Carolina Power & Light Co. AO1	950,000	5.15	04/01/2015	1,051,660
Carolina Power & Light Co. JD15	800,000	5.25	12/15/2015	910,664
Caterpillar Financial Services Corp. AO1	450,000	1.65	04/01/2014	457,425
Caterpillar Financial Services Corp. FA17	1,125,000	6.13	02/17/2014	1,211,749
Caterpillar Financial Services Corp. FA17	300,000	4.75	02/17/2015	328,101
Chevron Corp. MS3	1,500,000	3.95	03/03/2014	1,574,700
Cisco Systems, Inc. MS14	1,750,000	1.63	03/14/2014	1,783,460
Citigroup, Inc. JAJO1	325,000	1.39	04/01/2014	324,665
City of Farmers Branch TX FA15	125,000	4.02	02/15/2016	137,598
City of Fort Worth TX MS1	250,000	5.13	03/01/2021	276,720
City of Madison WI AO1	500,000	1.25	10/01/2014	511,355
City of Madison WI AO1	500,000	3.00	10/01/2015	535,560
City of Norfolk VA JJ1	1,550,000	2.09	01/01/2014	1,551,767
City of Suffolk VA FA1	235,000	3.29	02/01/2014	244,069
Coca-Cola Co. MN15	450,000	1.50	11/15/2015	463,784
Coca-Cola Co. MS15	835,000	3.63	03/15/2014	873,393
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. JJ19	1,450,000	3.38	01/19/2017	1,539,044
County of Charles MD MS1	650,000	5.00	03/01/2013	662,187

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
County of Kent MI AO1	1,250,000	2.00	04/01/2013	1,259,988
County of La Crosse WII AO1	385,000	2.45	10/01/2015	407,403
County of Travis TX MS1	365,000	2.79	03/01/2016	389,264
Credit Suisse JJ14	1,250,000	2.20	01/14/2014	1,270,800
Credit Suisse USA, Inc. JJ15	500,000	4.88	01/15/2015	540,570
Deutsche Bank A.G./London JJ11	1,150,000	3.25	01/11/2016	1,218,103
Diageo Capital PLC MN11	500,000	1.50	05/11/2017	508,685
Diageo Finance B.V. JJ15	1,150,000	3.25	01/15/2015	1,215,010
Duke Energy Ohio, Inc. JD15	270,000	2.10	06/15/2013	273,239
EI du Pont de Nemours & Co. MS15	1,000,000	4.75	03/15/2015	1,098,000
EI du Pont de Nemours & Co. MS25	400,000	1.75	03/25/2014	407,888
General Dynamics Corporation FA1	500,000	5.25	02/01/2014	531,455
General Electric Capital Corp. JAJO7	400,000	1.09	04/07/2014	401,740
General Electric Capital Corp. JJ7	1,750,000	2.10	01/07/2014	1,782,043
General Electric Capital Corp. MN9	400,000	2.25	11/09/2015	414,252
Genzyme Corp. JD15	1,050,000	3.63	06/15/2015	1,133,811
GlaxoSmithKline Capital PLC MN8	800,000	0.75	05/08/2015	804,784
GlaxoSmithKline Capital, Inc. AO15	400,000	4.38	04/15/2014	424,216
Goldman Sachs Group, Inc. FA7	450,000	3.63	02/07/2016	474,701
Goldman Sachs Group, Inc. FMAN7	1,500,000	1.47	02/07/2014	1,499,235
Honeywell International, Inc. FA15	1,300,000	3.88	02/15/2014	1,360,775
HSBC Bank USA AO1	1,550,000	4.63	04/01/2014	1,625,563
Intel Corp. AO1	980,000	1.95	10/01/2016	1,028,881
International Business Machines Corp. JJ5	1,300,000	2.00	01/05/2016	1,358,071

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
John Deere Capital Corp. MS3	1,500,000	1.60	03/03/2014	1,523,910
JP Morgan Chase & Co.	2,050,000	3.45	03/01/2016	2,185,813
Key Bank N.A. MS26	1,265,000	5.09	03/26/2015	1,375,548
Metropolitan Council MS1	800,000	2.50	03/01/2013	807,088
Microsoft Corp. JD1	1,925,000	2.95	06/01/2014	2,007,486
New York State Dormitory Authority MS15	1,400,000	1.30	03/15/2014	1,420,650
Occidental Petroleum Corp. FA1	600,000	2.50	02/01/2016	633,180
Peco Energy Co. AO15	425,000	5.60	10/15/2013	447,585
PepsiAmericas, Inc. FA15	1,050,000	4.38	02/15/2014	1,104,012
Port of Seattle WA JD1	1,000,000	3.07	12/01/2015	1,037,180
Potomac Electric Power Co. AO15	500,000	4.65	04/15/2014	529,355
Praxair, Inc. MS31	1,611,000	4.38	03/31/2014	1,703,165
Province of Ontario Canada JJ27	1,450,000	1.38	01/27/2014	1,469,793
Public Service Co. of Colorado AO1	1,200,000	5.50	04/01/2014	1,287,540
Public Service Electric & Gas Co. JJ1	225,000	5.00	01/01/2013	227,504
Public Service Electric & Gas Co. MN1	250,000	2.70	05/01/2015	263,028
Puget Sound Energy, Inc. AO1	1,435,000	5.20	10/01/2015	1,611,878
Rio Tinto Finance USA Ltd. MN20	1,250,000	2.50	05/20/2016	1,305,250
Rio Tinto Finance USA Ltd. MS22	400,000	2.00	03/22/2017	408,560
Rosemount-Apple Valley-Eagan Independent School District No. 196 FA1	200,000	4.25	02/01/2016	221,776
Royal Bank of Canada MS13	1,725,000	1.15	03/13/2015	1,750,944

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Sanofi MS28	750,000	1.63	03/28/2014	763,260
Shell International Finance B.V. JD28	1,600,000	3.10	06/28/2015	1,710,272
Simon Property Group L.P. JD1	450,000	5.75	12/01/2015	509,040
Simon Property Group L.P. JD15	1,250,000	5.10	06/15/2015	1,378,825
Southern California Edison Co. JJ15	550,000	5.00	01/15/2014	582,494
Southern California Edison Co. MS15	1,250,000	5.75	03/15/2014	1,344,875
Southern California Gas Co. AO1	850,000	4.80	10/01/2012	850,000
Southern California Gas Co. MS15	250,000	5.50	03/15/2014	267,318
State Street Corp. MS7	1,400,000	2.88	03/07/2016	1,500,086
Target Corp. JAJO18	360,000	0.64	07/18/2014	361,364
Target Corp. JJ18	160,000	1.13	07/18/2014	162,011
Toronto-Dominion Bank JJ14	620,000	1.38	07/14/2014	630,267
Total Capital Canada Ltd. JJ28	1,650,000	1.63	01/28/2014	1,676,070
Total Capital S.A. JD24	400,000	3.00	06/24/2015	425,704
Toyota Motor Credit Corp. JJ11	1,250,000	2.80	01/11/2016	1,327,575
Toyota Motor Credit Corp. JJ12	500,000	2.05	01/12/2017	519,950
Travelers Cos., Inc. JD1	1,800,000	5.50	12/01/2015	2,050,920
Unilever Capital Corp. FA15	1,250,000	3.65	02/15/2014	1,305,000
United Parcel Service, Inc. AO1	500,000	3.88	04/01/2014	526,710
University of California JJ1	625,000	0.89	07/01/2013	627,306
US Bank N.A./Cincinnati OH FA4	1,150,000	6.30	02/04/2014	1,236,124
Verizon Communications, Inc. MS28	250,000	1.95	03/28/2014	255,698
Wal-Mart Stores, Inc. AO15	700,000	1.63	04/15/2014	712,880
Wal-Mart Stores, Inc. MN15	1,200,000	3.20	05/15/2014	1,255,284

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Wisconsin Public Service Corp. JD1	1,060,000	4.80	12/01/2013	1,105,241
Yale University AO15	1,370,000	2.90	10/15/2014	1,439,856

				96,742,609

Mortgage Backed Securities — 3.0%
Fannie Mae Pool #AB6092 Mo-1	5,550,000	2.50	09/01/2022	5,823,282
Fannie Mae Pool #AB6093 Mo-1	2,700,000	2.50	09/01/2022	2,832,948
Fannie Mae Pool #AP4058 Mo-1	4,976,348	3.00	08/01/2027	5,287,469
Fannie Mae Pool #MA1139 Mo-1	3,925,726	2.50	07/01/2022	4,119,029
Fannie Mae Pool #MA1168 Mo-1	7,452,832	2.50	08/01/2022	7,819,809
Fannie Mae Pool #MA1212 Mo-1	2,000,000	2.50	09/01/2022	2,090,938
Ginnie Mae II Pool #757351 Mo-1	2,507,842	4.12	08/20/2062	2,826,560

				30,800,035

Mortgage Pass - Through — 15.9%
Fannie Mae Pool #467149 Mo-1	1,837,643	2.82	01/01/2016	1,944,300
Fannie Mae Pool #467186 Mo-1	3,800,000	2.82	02/01/2016	4,027,316
Fannie Mae Pool #467379 Mo-1	1,854,426	2.77	02/01/2016	1,961,760
Fannie Mae Pool #467617 Mo-1	1,497,000	2.93	03/01/2016	1,592,389
Fannie Mae Pool #467646 Mo-1	806,213	3.07	03/01/2016	858,351
Fannie Mae Pool #467730 Mo-1	2,994,991	3.18	04/01/2016	3,203,232
Fannie Mae Pool #467964 Mo-1	4,375,000	2.92	04/01/2016	4,650,275
Fannie Mae Pool #468311 Mo-1	3,021,306	2.82	06/01/2016	3,212,343
Fannie Mae Pool #470107 Mo-1	2,705,833	1.94	01/01/2017	2,811,875
Fannie Mae Pool #725206 Mo-1	1,484,747	5.50	02/01/2034	1,647,684
Fannie Mae Pool #725222 Mo-1	2,267,232	5.50	02/01/2034	2,516,038

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
Fannie Mae Pool #791030 Mo-1	1,305,435	2.66	07/01/2034	1,400,633
Fannie Mae Pool #AB2791 Mo-1	3,615,475	3.50	04/01/2021	3,849,686
Fannie Mae Pool #AB3885 Mo-1	1,998,946	3.00	11/01/2021	2,117,184
Fannie Mae Pool #AB4843 Mo-1	2,804,669	2.50	04/01/2022	2,942,771
Fannie Mae Pool #AI3571 Mo-1	2,764,428	3.31	06/01/2041	2,913,873
Fannie Mae Pool #AI4379 Mo-1	2,078,644	3.29	11/01/2041	2,203,591
Fannie Mae Pool #AJ2155 Mo-1	1,695,514	2.71	10/01/2041	1,774,050
Fannie Mae Pool #AJ3160 Mo-1	2,389,970	2.66	10/01/2041	2,498,212
Fannie Mae Pool #AJ3295 Mo-1	2,492,427	2.67	11/01/2041	2,606,181
Fannie Mae Pool #AJ9748 Mo-1	4,477,317	3.50	01/01/2027	4,768,746
Fannie Mae Pool #AK4888 Mo-1	2,388,616	2.48	03/01/2042	2,493,833
Fannie Mae Pool #AK5978 Mo-1	836,603	3.50	03/01/2027	896,026
Fannie Mae Pool #AK5980 Mo-1	451,060	3.50	03/01/2027	483,099
Fannie Mae Pool #AK5982 Mo-1	790,775	3.50	03/01/2027	846,944
Fannie Mae Pool #AK5983 Mo-1	2,764,910	3.50	03/01/2027	2,961,302
Fannie Mae Pool #AK8952 Mo-1	2,223,319	2.35	05/01/2042	2,317,565
Fannie Mae Pool #AO4573 Mo-1	2,579,263	2.17	06/01/2042	2,682,279
Fannie Mae Pool #MA0740 Mo-1	2,641,820	3.50	05/01/2021	2,818,320
Fannie Mae Pool #MA0793 Mo-1	5,068,249	3.50	07/01/2021	5,396,570
Fannie Mae Pool #MA0815 Mo-1	4,138,063	3.50	08/01/2021	4,406,127
Fannie Mae Pool #MA0845 Mo-1	6,034,767	3.50	09/01/2021	6,425,699
Fannie Mae Pool #MA0865 Mo-1	1,732,130	3.00	10/01/2021	1,834,585
Fannie Mae Pool #MA0909 Mo-1	2,761,511	3.00	11/01/2021	2,924,854
Fannie Mae Pool #MA0957 Mo-1	2,311,975	3.00	12/01/2022	2,448,729
Fannie Mae Pool #MA1036 Mo-1	2,479,549	2.50	03/01/2022	2,601,642
Fannie Mae Pool #MA1079 Mo-1	4,828,382	2.50	05/01/2022	5,066,131

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
Fannie Mae Pool #MA1104 Mo-1	2,619,594	2.50	06/01/2022	2,748,582
Fannie Mae REMICS, Series 2005-100, Class BA Mo-1	1,021,230	5.50	04/25/2024	1,039,646
Fannie Mae REMICS, Series 2005-8, Class CA Mo-1	499,748	5.00	10/25/2023	510,818
Fannie Mae REMICS, Series 2006-64, Class PB Mo-1	2,633,723	5.50	09/25/2033	2,672,412
Fannie Mae REMICS, Series 2008-80, Class ME Mo-1	354,020	5.00	05/25/2032	368,340
Fannie Mae REMICS, Series 2011-41, Class NB Mo-1	1,531,824	4.00	10/25/2036	1,577,074
FHLMC Multifamily Structured Pass Through Certificates, Series K701, Class A2 Mo-1	2,500,000	3.88	11/25/2017	2,843,400
Freddie Mac Gold Pool #G04774 Mo-1	2,909,895	4.50	01/01/2038	3,134,772
Freddie Mac Gold Pool #J19194 Mo-1	5,154,697	3.00	05/01/2027	5,515,629
Freddie Mac Non Gold Pool #1B8747 Mo-1	1,051,730	2.97	09/01/2041	1,109,080
Freddie Mac Non Gold Pool #1B8804 Mo-1	1,798,305	2.80	10/01/2041	1,892,914
Freddie Mac Non Gold Pool #1B8908 Mo-1	1,565,720	2.75	11/01/2041	1,642,252
Freddie Mac Non Gold Pool #1J1467 Mo-1	1,208,166	2.51	12/01/2036	1,294,276

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
Freddie Mac Non Gold Pool #1J1516 Mo-1	1,439,068	6.41	02/01/2037	1,566,814
Freddie Mac Non Gold Pool #1N0273 Mo-1	785,786	2.58	08/01/2036	848,046
Freddie Mac Non Gold Pool #2B0244 Mo-1	2,383,540	2.48	02/01/2042	2,487,391
Freddie Mac Non Gold Pool #2B0438 Mo-1	2,580,144	2.40	05/01/2042	2,694,961
Freddie Mac Reference REMIC, Series R003, Class VA Mo-1	1,251,210	5.50	08/15/2016	1,263,772
Freddie Mac Reference REMIC, Series R011, Class AB Mo-1	363,652	5.50	12/15/2020	369,524
Freddie Mac REMICS, Series 2684, Class PE Mo-1	1,521,446	5.00	01/15/2033	1,597,488
Freddie Mac REMICS, Series 2764, Class UE Mo-1	630,000	5.00	10/15/2032	668,777
Freddie Mac REMICS, Series 2797, Class PG Mo-1	413,367	5.50	01/15/2033	428,372
Freddie Mac REMICS, Series 2810, Class PD Mo-1	166,422	6.00	06/15/2033	174,170
Freddie Mac REMICS, Series 2864, Class LE Mo-1	253,176	5.00	06/15/2033	260,738
Freddie Mac REMICS, Series 2955, Class OG Mo-1	194,859	5.00	07/15/2033	200,151
Freddie Mac REMICS, Series 2962, Class JQ Mo-1	167,691	5.50	01/15/2034	174,417

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
Freddie Mac REMICS, Series 3351, Class PK Mo-1	408,964	5.50	01/15/2032	409,493
Ginnie Mae II Pool #725641 Mo-1	3,724,628	5.24	05/20/2060	4,267,791
Ginnie Mae II Pool #731464 Mo-1	1,736,208	5.36	05/20/2060	1,995,018
Ginnie Mae II Pool #742601 Mo-1	1,441,721	5.31	07/20/2060	1,663,341
Ginnie Mae II Pool #757312 Mo-1	710,953	4.30	12/20/2060	788,281
Ginnie Mae II Pool #82958 Mo-1	2,373,024	2.50	10/20/2041	2,486,430
Ginnie Mae II Pool #82997 Mo-1	1,694,406	2.50	12/20/2041	1,775,382
Ginnie Mae II Pool #MA0046 Mo-1	2,520,907	2.50	04/20/2042	2,648,313
Ginnie Mae II Pool #697130 Mo-1	3,696,603	5.59	02/20/2060	4,250,735

				161,472,795

Municipal — 0.2%
State of Ohio MN1	500,000	1.87	05/01/2015	514,010
State of Oregon FA1	500,000	2.25	08/01/2015	522,520
State of Washington FA1	1,000,000	2.76	08/01/2015	1,057,570

				2,094,100

TBA — 1.2%
TBA (Galliard)	3,500,000	2.50	10/01/2022	3,687,033
TBA (Galliard)	2,700,000	2.50	10/01/2022	2,844,283
TBA (Galliard)	2,750,000	2.50	11/01/2022	2,894,375
TBA (Galliard)	2,700,000	2.50	11/01/2022	2,841,750

				12,267,441

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
US Treasury — 5.6%
US Treasury Inflation Indexed Bonds AO15	26,040,000	0.13	04/15/2017	28,295,779
US Treasury Note JJ15	11,650,000	1.00	01/15/2014	11,767,898
US Treasury Note MN31	16,900,000	2.00	11/30/2013	17,251,182

				57,314,859

Collective Investment Funds — 1.6%
Northern Trust Global Investments - Collective Government Short-Term Investment Fund	16,141,116	—		16,141,116

TOTAL ING				204,484,245	—	(8,721,271)	195,762,974
TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				175,082,923	—	(9,075,140)	166,007,783
TOTAL UNITED OF OMAHA LIFE INSURANCE CO.				187,399,219	—	(6,452,942)	180,946,277

TOTAL GALLIARD MANAGED PORTFOLIO				566,966,387	—	(24,249,353)	$542,717,034

JENNISON MANAGED PORTFOLIO — 18.5%
Agency — 0.8%
Financing Corp. Fico	3,315,000	—	11/30/2017	3,153,749
Financing Corp. Fico	500,000	—	11/30/2017	475,679
Financing Corp. Fico	1,655,000	—	02/08/2018	1,555,559
Financing Corp. Fico	1,683,000	—	08/03/2018	1,573,000
Financing Corp. Fico	485,000	10.35	08/03/2018	729,793
Financing Corp. Fico	400,000	9.65	11/02/2018	593,790

				8,081,570

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Asset Backed — 0.9%
Ally Auto Receivables Trust, Series 12-1, Class A2	976,459	0.71	10/15/2013	978,285
Ally Auto Receivables Trust, Series 2011-5, Class A3	400,000	0.99	01/15/2015	403,300
Ally Master Owner Trust, Series 2011-1, Class A2	875,000	2.15	02/15/2014	890,724
Ally Master Owner Trust, Series 2011-3, Class A2	355,000	1.81	05/15/2014	361,113
Ally Master Owner Trust, Series 2012-1, Class A2	590,000	1.44	03/15/2015	596,018
Detroit Edison Securitization Funding LLC, Series 2001-1, Class A6	1,527,000	6.62	03/01/2015	1,686,083
Ford Credit Auto Owner Trust, Series 11-B, Class A3	295,000	0.84	03/15/2014	296,142
Ford Credit Auto Owner Trust, Series 2012-C, Class A2	300,000	0.47	02/15/2014	300,351
Ford Credit Floorplan Master Owner Trust, Series 11-1, Class A1	540,000	2.12	02/15/2014	552,258
Ford Credit Floorplan Master Owner Trust, Series 12, Class A1	860,000	0.74	09/15/2014	860,653
GMAC Commercial Mortgage Securities, Inc., Series 03-C2, Class A1	218,519	4.58	05/01/2013	220,621
NCUA Guaranteed Notes, Series 10-C1, Class A2	700,000	2.90	12/27/2017	752,500

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
PSE&G Transition Funding LLC, Series 2001-1, Class A7	900,000	6.75	06/15/2014	975,914
RSB Bondco LLC, Series 07-A, Class A3	515,000	5.82	04/01/2017	615,554

				9,489,516

Commercial Mortgage Backed Securities — 0.0%
Greenwich Capital Commercial Funding Corp., Series 04-GG1, Class A6	8,502	5.14	01/01/2013	8,504

Corporate — 5.3%
AEP Texas Central Transition Funding LLC, Series 06-A, Class A2	715,093	4.98	07/01/2013	725,312
AEP Texas Central Transition Funding LLC, Series 06-A, Class A4	350,000	5.17	01/01/2018	409,525
Allstate Life Global Funding Trusts	1,100,000	5.38	04/30/2013	1,131,933
American Express Credit Corp.	795,000	2.38	03/24/2017	836,221
Amgen, Inc.	1,025,000	3.88	11/15/2021	1,101,383
Amgen, Inc.	715,000	5.65	06/15/2042	853,445
Anheuser-Busch InBev Worldwide, Inc.	1,650,000	3.63	04/15/2015	1,771,919
AT&T, Inc.	800,000	6.30	01/15/2038	1,050,176
AT&T, Inc.	135,000	5.55	08/15/2041	168,048

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Bank of America Corp.	1,725,000	5.42	03/15/2017	1,864,639
Bank of America Corp.	180,000	5.65	05/01/2018	205,232
Bank of America Corp.	875,000	5.49	03/15/2019	953,278
Becton Dickinson and Co.	130,000	3.13	11/08/2021	139,231
Berkshire Hathaway Finance Corp.	1,750,000	5.40	05/15/2018	2,109,800
Carolina Power & Light Co.	160,000	3.00	09/15/2021	169,184
Caterpillar Financial Services Corp.	700,000	7.05	10/01/2018	910,161
Caterpillar, Inc.	125,000	3.90	05/27/2021	141,789
Citigroup, Inc.	1,650,000	5.50	02/15/2017	1,827,425
Comcast Corp.	1,750,000	6.50	01/15/2017	2,120,405
Deutsche Telekom International Finance B.V.	785,000	4.88	07/08/2014	835,326
Devon Energy Corp.	1,015,000	3.25	05/15/2022	1,056,057
Diageo Capital PLC	755,000	5.50	09/30/2016	885,615
DIRECTV Holdings LLC/DIRECTV Financing Co., Inc.	615,000	3.50	03/01/2016	654,434
Dominion Resources, Inc./VA	180,000	1.95	08/15/2016	186,039
Encana Corp.	905,000	3.90	11/15/2021	956,413
General Electric Capital Corp.	1,060,000	4.38	09/16/2020	1,168,979
General Electric Capital Corp.	515,000	5.30	02/11/2021	590,999
General Electric Capital Corp.	350,000	5.88	01/14/2038	417,081
GlaxoSmithKline Capital PLC	640,000	1.50	05/08/2017	651,098
Goldman Sachs Group, Inc.	790,000	5.95	01/18/2018	917,388
Goldman Sachs Group, Inc.	1,430,000	5.25	07/27/2021	1,576,474
HSBC Holdings PLC	780,000	4.00	03/30/2022	836,878
HSBC Holdings PLC	410,000	6.80	06/01/2038	500,585

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
JPMorgan Chase & Co.	1,500,000	6.00	01/15/2018	1,788,390
JPMorgan Chase Bank N.A.	835,000	6.00	10/01/2017	988,114
Kellogg Co.	150,000	1.75	05/17/2017	153,140
Kraft Foods, Inc.	1,450,000	6.50	08/11/2017	1,782,761
Kroger Co.	740,000	6.40	08/15/2017	895,533
Lockheed Martin Corp.	695,000	3.35	09/15/2021	734,268
Merck & Co., Inc.	360,000	2.40	09/15/2022	362,898
MetLife, Inc.	1,500,000	6.75	06/01/2016	1,795,380
Morgan Stanley	480,000	5.95	12/28/2017	539,160
Morgan Stanley	335,000	7.30	05/13/2019	395,297
News America, Inc.	835,000	6.15	03/01/2037	1,000,639
News America, Inc.	320,000	6.65	11/15/2037	406,061
Northrop Grumman Corp.	660,000	1.85	11/15/2015	679,060
Pacific Gas & Electric Co.	1,525,000	5.63	11/30/2017	1,856,244
PepsiCo, Inc.	955,000	2.75	03/05/2022	991,451
Philip Morris International, Inc.	215,000	3.88	08/21/2042	216,093
PNC Funding Corp.	590,000	2.70	09/19/2016	628,940
Raytheon Co.	735,000	6.40	12/15/2018	939,329
Southwestern Electric Power Co.	800,000	5.88	03/01/2018	933,104
Spectra Energy Capital LLC	550,000	8.00	10/01/2019	715,198
Suncor Energy, Inc.	1,525,000	6.10	06/01/2018	1,880,828
Thermo Fisher Scientific, Inc.	415,000	3.20	05/01/2015	438,306
Thermo Fisher Scientific, Inc.	250,000	3.20	03/01/2016	266,558
Time Warner Cable, Inc.	725,000	8.25	02/14/2014	797,899
Time Warner Cable, Inc.	370,000	7.30	07/01/2038	503,385
Time Warner Cable, Inc.	265,000	5.50	09/01/2041	299,871

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Time Warner, Inc.	835,000	3.15	07/15/2015	891,095
Travelers Cos., Inc.	775,000	5.75	12/15/2017	947,763
Waste Management, Inc.	195,000	2.60	09/01/2016	204,695

				53,753,932

US Treasury — 11.4%
US Treasury Bond	3,985,000	3.12	11/15/2041	4,247,612
US Treasury Bond	7,440,000	3.13	02/15/2042	7,918,392
US Treasury Bond	3,165,000	3.00	05/15/2042	3,283,814
US Treasury Note	1,200,000	1.38	10/15/2012	1,200,516
US Treasury Note	6,745,000	1.38	11/15/2012	6,754,983
US Treasury Note	4,460,000	2.75	02/28/2013	4,507,900
US Treasury Note	70,960,000	0.25	10/31/2013	70,999,738
US Treasury Note	5,740,000	0.63	09/30/2017	5,738,450
US Treasury Note	10,520,000	1.63	08/15/2022	10,507,692
US Treasury Note AO31	590,000	2.75	10/31/2013	606,213

				115,765,310

Collective Investment Funds — 0.1%
Northern Trust Global Investments - Collective Government Short-Term Investment Fund	1,262,501	—		1,262,501

TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				188,361,333	—	(8,367,798)	179,993,535

TOTAL JENNISON MANAGED PORTFOLIO				188,361,333	—	(8,367,798)	$179,993,535

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO — 16.8%
Corporate — 2.4%
Barclays Bank PLC	2,000,000	6.75	05/22/2019	2,446,548
Citigroup, Inc. GLBL SR NT	2,000,000	8.50	05/22/2019	2,648,544
Goldman Sachs Group, Inc. GLBL SR NT	2,000,000	7.50	02/15/2019	2,483,630
Hewlett-Packard Co.	1,500,000	0.75	05/24/2013	1,500,272
HSBC Bank USA	800,000	2.38	02/13/2015	824,026
JPMorgan Chase & Co.	3,000,000	3.45	03/01/2016	3,201,336
Merrill Lynch & Co., Inc.	2,700,000	6.88	04/25/2018	3,238,734
Morgan Stanley	2,650,000	7.30	05/13/2019	3,131,184
New York ST WY Authority HWY & Bridges	700,000	5.00	03/15/2026	855,890
New York ST WY Authority HWY & Bridges	900,000	5.00	03/15/2027	1,090,674
Omaha Public Power District	400,000	5.00	02/01/2026	491,320
Shell International Finance B.V.	300,000	1.13	08/21/2017	301,395
Vesey Street Investment Trust I	700,000	4.40	09/01/2016	749,704
Wachovia Corp.	1,500,000	5.50	05/01/2013	1,544,507

				24,507,764

Mortgage Backed Securities — 1.6%
Fannie Mae TBA NOV 30YR	2,000,000	3.50	10/01/2040	2,140,313
Fannie Mae TBA NOV 30YR	1,000,000	3.00	11/14/2042	1,053,281
Fannie Mae TBA NOV 30YR	1,000,000	5.00	10/11/2042	1,090,469
Fannie Mae TBA OCT 30YR	2,000,000	4.00	10/01/2040	2,155,313
Ginnie Mae I TBA NOV 30YR	3,000,000	3.50	11/20/2042	3,278,906

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Backed Securities (Continued)
Ginnie Mae I TBA OCT 30YR	6,000,000	3.00	12/31/2040	6,426,562

				16,144,844

Mortgage Pass - Through — 4.4%
Fannie Mae Pool #AA4746	99,446	3.50	11/01/2025	105,950
Fannie Mae Pool #AA4777	1,280,828	3.50	12/01/2025	1,395,816
Fannie Mae Pool #AB1609	774,938	4.00	10/01/2025	829,357
Fannie Mae Pool #AB1767	1,188,331	3.50	11/01/2025	1,266,050
Fannie Mae Pool #AD1608	39,293	4.00	02/01/2025	42,052
Fannie Mae Pool #AD8171	61,719	3.50	08/01/2025	65,755
Fannie Mae Pool #AE2978	57,414	4.00	08/01/2025	61,446
Fannie Mae Pool #AE3507	903,757	3.50	02/01/2026	962,864
Fannie Mae Pool #AE3962	184,004	4.00	09/01/2025	196,925
Fannie Mae Pool #AH0562	562,563	3.50	01/01/2026	608,849
Fannie Mae Pool #AH0634	25,720	3.50	01/01/2026	27,804
Fannie Mae Pool #AH1708	64,643	3.50	03/01/2026	68,871
Fannie Mae Pool #AH3613	506,763	3.50	01/01/2026	539,906
Fannie Mae Pool #AH4828	1,304,679	4.00	02/01/2026	1,396,706
Fannie Mae Pool #AH5210	588,126	4.00	05/01/2026	629,609
Fannie Mae Pool #AH6516	21,430	4.00	04/01/2026	22,942
Fannie Mae Pool #AH7635	850,433	4.00	08/01/2026	910,419
Fannie Mae Pool #AH9908	239,676	4.00	04/01/2026	256,582
Fannie Mae Pool #AI9734	104,516	3.50	08/01/2026	111,352
Fannie Mae Pool #AL0605	390,405	4.00	08/01/2026	417,820
Fannie Mae Pool #MA0849	64,773	4.00	09/01/2026	69,342

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
Fannie Mae REMICS, Series 2011-87, Class FJ	2,958,866	0.80	09/25/2041	2,978,322
Freddie Mac Gold Pool #A9-4882	6,690,975	4.00	11/01/2040	7,369,408
Freddie Mac Gold Pool #A9-6689	5,132,724	4.00	01/01/2041	5,653,157
Freddie Mac Gold Pool #A9-6946	3,872,068	4.00	02/01/2041	4,264,677
Freddie Mac Gold Pool 15YR #E0-2696	184,813	4.00	05/01/2025	196,752
Freddie Mac Gold Pool 15YR #E0-2697	679,501	4.00	06/01/2025	723,396
Freddie Mac Gold Pool 15YR #E0-2703	440,570	4.00	07/01/2025	469,030
Freddie Mac Gold Pool 15YR #E0-2860	165,728	4.00	03/01/2026	176,486
Freddie Mac Gold Pool 15YR #G1-3854	774,945	4.00	07/01/2025	825,005
Freddie Mac Gold Pool 15YR #G1-8348	30,643	4.00	05/01/2025	32,621
Freddie Mac Gold Pool 15YR #G1-8358	147,156	4.00	07/01/2025	156,663
Freddie Mac Gold Pool 15YR #G1-8379	104,488	4.00	02/01/2026	111,270
Freddie Mac Gold Pool 15YR #G1-8391	538,203	4.00	06/01/2026	573,139
Freddie Mac Gold Pool 15YR #J1-1909	508,622	4.00	03/01/2025	541,478

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
Freddie Mac Gold Pool 15YR #J1-2045	21,605	4.00	05/01/2025	23,001
Freddie Mac Gold Pool 15YR #J1-2397	216,061	4.00	06/01/2025	230,018
Freddie Mac Gold Pool 15YR #J1-2567	324,379	4.00	07/01/2025	345,334
Freddie Mac Gold Pool 15YR #J1-3008	2,929,910	4.00	10/01/2025	3,119,177
Freddie Mac Gold Pool 15YR #J1-3047	1,240,708	4.00	09/01/2025	1,320,856
Freddie Mac Gold Pool 15YR #J1-3139	48,489	4.00	10/01/2025	51,621
Freddie Mac Gold Pool 15YR #J1-3245	269,737	4.00	10/01/2025	287,161
Freddie Mac Gold Pool 15YR #J1-3928	276,008	4.00	12/01/2025	293,838
Freddie Mac Gold Pool 15YR #J1-4450	2,704,119	4.00	02/01/2026	2,879,646
Freddie Mac Gold Pool 15YR #J1-5186	268,364	4.00	04/01/2026	285,784
Freddie Mac Gold Pool 15YR #J1-5232	631,523	4.00	05/01/2026	672,516
Freddie Mac Gold Pool 15YR #J1-5513	161,714	4.00	05/01/2026	172,160
Freddie Mac Gold Pool 15YR #J1-5643	372,916	4.00	06/01/2026	397,122

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass - Through (Continued)
Freddie Mac Gold Pool 15YR #J1-6147	178,555	4.00	07/01/2026	190,145

				44,326,200

US Treasury — 9.4%
US Treasury Bills	2,700,000	—	01/24/2013	2,699,352
US Treasury Bills	9,400,000	0.14	02/07/2013	9,396,635
US Treasury Bills	800,000	—	02/21/2013	799,650
US Treasury Bills	100,000	—	02/28/2013	99,949
US Treasury Bills	600,000	0.17	03/07/2013	599,666
US Treasury Bills	2,000,000	—	03/14/2013	1,998,816
US Treasury Bills	11,200,000	0.19	05/02/2013	11,190,234
US Treasury Bills	17,000,000	0.17	05/30/2013	16,983,238
US Treasury Bills	3,600,000	0.18	07/25/2013	3,595,475
US Treasury Bills	2,800,000	—	09/19/2013	2,795,820
US Treasury Bond	600,000	6.25	08/15/2023	870,750
US Treasury Inflation Indexed Bonds	4,472,864	0.63	07/15/2021	5,124,574
US Treasury Inflation Indexed Bonds	2,834,412	0.12	01/15/2022	3,096,595
US Treasury Note	7,400,000	0.19	08/22/2013	7,389,825
US Treasury Note	5,000,000	2.13	12/31/2015	5,286,330
US Treasury Note	2,000,000	1.88	08/31/2017	2,123,282
US Treasury Note	1,000,000	2.75	02/28/2018	1,108,594
US Treasury Note	1,000,000	2.38	05/31/2018	1,088,984
US Treasury Note	4,000,000	2.25	07/31/2018	4,330,624
US Treasury Note	5,100,000	2.12	08/15/2021	5,395,642
US Treasury Note	7,200,000	2.00	11/15/2021	7,517,815

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)

PIMCO MANAGED PORTFOLIO (Continued)
US Treasury (Continued)
US Treasury Note	2,100,000	1.75	05/15/2022	2,129,860
US Treasury Note	400,000	1.63	08/15/2022	399,624

				96,021,334

Collective Investment Funds — 0.1%
Northern Trust Global Investments - Collective Government Short-Term Investment Fund	583,031	—		583,031

SECURITY SOLD, NOT YET PURCHASED — (-1.1%)
Fannie Mae TBA OCT 15YR	(2,000,000)	4.00	10/16/2027	(2,139,375)
Freddie Mac TBA OCT 30YR	(8,000,000)	4.00	10/11/2042	(8,601,250)

				(10,740,625)

TOTAL ING				170,842,548	—	(11,521,179)	159,321,369

TOTAL PIMCO MANAGED PORTFOLIO				170,842,548	—	(11,521,179)	$159,321,369

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS				926,170,268	—	(44,138,330)	$882,031,938

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)

SHORT-TERM INVESTMENTS — 8.9%
Northern Trust Global Investments- Collective Government Short-Term Investment Fund	90,583,788			90,583,788

(Cost $90,583,788)
TOTAL INVESTMENTS— 100.0%				$1,016,754,056

The Synthetic Guaranteed Investment Contracts are being reflected at gross market value. The receivables and payables are included in the statement of assets and liabilities as part of the cost of the investments at value.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statements of Assets and Liabilities

	September 30, 2012		December 31,
	Unaudited		2011
Assets
Investments, at value (cost $390,289,867 and $412,679,606, respectively)	$407,338,352	(a)	$423,989,643	(b)
Investments in collective investment funds, at value (cost $9,873,361 and $26,089,651, respectively)	9,738,699		25,558,988
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short-Term Investment Fund (cost $1,307,890 and $0 and units of 1,307,890 and 0, respectively)	1,307,890		—
Foreign currency, at value (cost $162,525 and $76,399, respectively)	147,495		72,661
Cash	646,680		1,181,300
Deposit with broker for investments sold on TBA commitment transactions	1,807,758		275,000
Receivable for investments sold on TBA commitment transactions	57,225,820		88,956,055
Receivable for investments sold	100,315,698		15,695,396
Receivable for fund units sold	362,629		8,305,185
Receivable for swap premiums	14,622		—
Interest and dividends receivable	2,069,165		2,610,970
Receivable for futures variation margin	—		32,925
Unrealized appreciation of forward currency exchange contracts	56,722		27,605
Swap premiums paid	96,680		40,470
Unrealized appreciation on swap agreements	1,527,796		644,658
Other assets	28,130		14,636

Total assets	582,684,136		567,405,492

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $2,166,563 and $67,367,772, respectively)	2,168,126		67,605,673
Payable for cash collateral received on securities loaned	9,873,361		26,089,651
Payable for investments purchased on TBA commitment transactions	126,147,109		87,342,049
Payable for investments purchased	52,213,078		10,958,991
Swap premiums received	25,069		3,971
Unrealized depreciation on swap agreements	51,777		14,427
Due to broker for open swap contracts	2,825,772		620,000
Due to broker for investments purchased on TBA commitment transactions	866,250		46,250
Payable for futures variation margin	5,855		—
Unrealized depreciation of forward currency exchange contracts	786,971		388,756
Investment advisory fee payable	78,901		77,400
ING—program fee payable	165,437		158,934
Trustee, management and administration fees payable	28,058		28,119
ABA Retirement Funds—program fee payable	22,880		22,804
Other accruals	118,879		147,184

Total liabilities	195,377,523		193,504,209

Net Assets (equivalent to $29.00 and $27.22 per unit based on 13,355,254 and 13,737,292 units outstanding, respectively)	$387,306,613		$373,901,283

(a)	Includes securities on loan with a value of $9,676,310 (See Note 5).
(b)	Includes securities on loan with a value of $25,564,628.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income
Dividends	$28,125	$28,125	$84,375	$84,375
Interest	2,162,725	3,561,467	8,253,201	9,234,805
Interest—affiliated issuers	506	338	1,372	21,480
Securities lending income, net	3,816	10,459	18,893	32,468

Total investment income	2,195,172	3,600,389	8,357,841	9,373,128

Expenses
ING—program fee	496,307	489,969	1,459,683	1,478,455
Trustee, management and administration fees	85,944	84,713	254,372	252,198
Investment advisory fee	241,025	236,503	712,120	692,156
ABA Retirement Funds—program fee	69,996	69,161	206,414	206,353
Legal and audit fees	34,599	30,914	87,609	90,507
Compliance consultant fees	5,745	16,238	36,907	47,539
Reports to unitholders	—	2,611	3,739	7,642
Registration fees	23,864	21,562	60,261	63,130
Other fees	3,143	5,456	12,422	15,765

Total expenses	960,623	957,127	2,833,527	2,853,745

Less: Expense reimbursement	(11,405)	—	(38,839)	—

Net expenses	949,218	957,127	2,794,688	2,853,745

Net investment income (loss)	1,245,954	2,643,262	5,563,153	6,519,383

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	7,077,481	66,994	11,459,157	(3,562,911)
Foreign currency transactions	(423,289)	603,719	(915,220)	(420,267)
Futures contracts	16,255	121,974	2,074,861	404,639
Swap contracts	7,971	—	963,917	—
Written Options	—	23,460	—	23,460

Net realized gain (loss)	6,678,418	816,147	13,582,715	(3,555,079)

Change in net unrealized appreciation (depreciation) on:
Investments	1,275,255	4,907,783	6,368,031	12,726,519
Foreign currency transactions	(583,032)	394,125	(367,107)	807,268
Futures contracts	(27,839)	1,314,525	(1,859,858)	1,750,296
Swap contracts	164,328	660,322	848,798	740,956
Written options	—	(3,910)	—	—

Change in net unrealized appreciation (depreciation)	828,712	7,272,845	4,989,864	16,025,039

Net realized and unrealized gain (loss)	7,507,130	8,088,992	18,572,579	12,469,960

Net increase (decrease) in net assets resulting from operations	$8,753,084	$10,732,254	$24,135,732	$18,989,343

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$5,563,153
Net realized gain (loss)	13,582,715
Change in net unrealized appreciation (depreciation)	4,989,864

Net increase (decrease) in net assets resulting from operations	24,135,732

From unitholder transactions
Proceeds from units issued	39,664,504
Cost of units redeemed	(50,394,906)

Net increase (decrease) in net assets from unitholder transactions	(10,730,402)

Net increase (decrease) in net assets	13,405,330
Net Assets
Beginning of period	373,901,283

End of period	$387,306,613

Number of units
Outstanding-beginning of period	13,737,292
Issued	1,415,385
Redeemed	(1,797,423)

Outstanding-end of period	13,355,254

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$0.16	$0.26	$0.62	$0.65
Expenses†,††	(0.07)	(0.07)	(0.21)	(0.20)

Net investment income (loss)	0.09	0.19	0.41	0.45
Net realized and unrealized gain (loss)	0.57	0.57	1.37	0.87

Net increase (decrease) in unit value	0.66	0.76	1.78	1.32
Net asset value at beginning of period	28.34	26.17	27.22	25.61

Net asset value at end of period	$29.00	$26.93	$29.00	$26.93

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.99%	1.02%	0.98%	1.01%
Ratio of net investment income (loss) to average net assets*	1.29%	2.81%	1.96%	2.31%
Portfolio turnover**,†††	182%	54%	407%	224%
Total return**	2.33%	2.90%	6.54%	5.15%
Net assets at end of period (in thousands)	$387,307	$364,829	$387,307	$364,829

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2012

Unaudited

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES — 1.0%
Collateralized Mortgage Obligations (CMO) — 1.0%
Bear Stearns Adjustable Rate Mortgage Trust 5.61% 2/25/2033(a)	$27,920	$28,218
Bear Stearns Alt-A Trust 2.89% 5/25/2035(a)	675,340	646,626
Bear Stearns Second Lien Trust 0.44% 12/25/2036(a)(b)	45,819	45,567
Credit Suisse First Boston Mortgage Securities Corp. 2.12% 5/25/2032(a)	5,363	5,290
FHLMC Structured Pass Through Securities 1.51% 7/25/2044(a)	1,834,725	1,868,257
Merrill Lynch Mortgage Investors, Inc. 0.43% 2/25/2036(a)	553,354	467,195
Morgan Stanley Mortgage Loan Trust 2.54% 6/25/2036(a)	499,988	452,928
Residential Funding Mortgage Securities I 6.50% 3/25/2032	38,517	40,456
Salomon Brothers Mortgage Securities VII, Inc. 0.72% 5/25/2032(a)(b)	42,832	38,087
WaMu Mortgage Pass Through Certificates 0.51% 7/25/2045(a)	392,587	358,559
Washington Mutual MSC Mortgage Pass-Through Certificates 2.26% 2/25/2033(a)	3,681	3,566

		3,954,749

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $4,061,125)		3,954,749

U.S. GOVERNMENT & AGENCY OBLIGATIONS — 52.2%
AGENCY MORTGAGE BACKED SECURITIES — 26.7%
Federal Home Loan Mortgage Corp. (FHLMC) — 2.4%
FHLMC
4.00% 9/1/2040 - 12/1/2040	5,709,588	6,143,990
4.50% 1/1/2029 - 8/1/2041	2,330,975	2,518,709
7.00% 9/1/2037	193,836	219,494
7.50% 7/1/2021 - 9/1/2032	259,507	311,369
8.00% 11/1/2029 - 6/1/2031	82,988	99,803
8.50% 3/1/2030 - 10/1/2030	28,917	35,661
9.50% 4/15/2020	3,740	4,061
10.00% 9/1/2017 - 11/1/2020	12,309	14,193
10.50% 12/1/2020 - 2/1/2021	2,461	2,944
11.00% 9/1/2020	687	805

		9,351,029

Federal National Mortgage Association (FNMA) — 15.8%
FNMA
1.57% 4/1/2032(a)	42,036	43,985
2.50% 8/15/2017 - 9/1/2027(d)(i)	19,973,123	20,997,119
3.50% 9/1/2018 - 10/1/2040(d)(i)	27,590,938	29,476,069
4.00% 6/1/2013 - 11/1/2040(d)(i)	2,770,275	2,985,914
4.50% 9/15/2028 - 11/1/2040(d)(i)	1,023,522	1,108,833
5.00% 1/1/2021 - 12/31/2049(d)(i)	3,160,548	3,446,023
6.00% 8/1/2037	1,148,833	1,271,538
7.00% 8/1/2030 - 6/1/2032	495,971	585,267
7.50% 3/1/2030 - 2/1/2032	133,919	159,254
8.00% 5/1/2029 - 4/1/2032	335,919	413,200

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2012

Unaudited

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA) (Continued)
8.50% 9/25/2020 - 1/1/2031	$481,414	$596,039
9.50% 4/1/2030	47,266	57,151
10.00% 5/1/2022 - 11/1/2024	29,942	35,185
10.50% 10/1/2018	4,090	4,770
11.00% 9/1/2019	5,015	5,659
11.50% 11/1/2019	910	1,007

		61,187,013

Government National Mortgage Association (GNMA) — 8.5%
GNMA
1.63% 9/20/2027 - 12/20/2027(a)	31,312	32,541
1.75% 4/20/2025 - 5/20/2025(a)	8,045	8,374
2.00% 4/20/2025 - 10/20/2025(a)	61,261	63,867
2.50% 2/20/2025 - 7/20/2025(a)	57,752	60,329
3.00% 5/20/2025 - 12/31/2040(a)(d)(i)	15,005,785	16,067,777
3.50% 12/31/2049(d)(i)	15,000,000	16,389,840
9.00% 12/15/2017	14,222	15,832
9.50% 12/15/2017 - 12/15/2021	40,631	44,160
10.00% 5/15/2019 - 2/15/2025	146,853	166,385
10.50% 9/15/2017 - 3/15/2020	24,495	27,486
11.00% 9/15/2015 - 2/15/2025	16,534	17,759

		32,894,350

U.S. GOVERNMENT OBLIGATIONS — 25.5%
U.S. Treasury Bonds — 8.9%
United States Treasury Bonds
3.00% 5/15/2042(c)	1,000,000	1,036,875
3.13% 11/15/2041 - 2/15/2042	4,600,000	4,897,155
3.88% 8/15/2040	2,500,000	3,054,298
4.38% 2/15/2038 - 5/15/2041	5,500,000	7,283,203
7.50% 11/15/2024	200,000	322,500
8.13% 5/15/2021(c)	2,300,000	3,578,837
8.75% 8/15/2020(c)	9,100,000	14,296,955

		34,469,823

U.S. Treasury Inflation Protected Securities — 5.4%
United States Treasury Inflation Protected Securities
0.13% 1/15/2022	6,500,000	7,183,133
1.13% 1/15/2021	8,200,000	10,168,394
2.13% 2/15/2040 - 2/15/2041	2,200,000	3,385,663

		20,737,190

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2012

Unaudited

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
U.S. GOVERNMENT OBLIGATIONS (Continued)
U.S. Treasury Notes — 11.2%
United States Treasury Notes
1.38% 2/28/2019	$1,000,000	$1,028,438
1.75% 5/15/2022	4,100,000	4,157,654
1.88% 8/31/2017 - 9/30/2017	6,700,000	7,109,915
2.00% 11/15/2021	16,400,000	17,121,338
2.63% 8/15/2020	9,600,000	10,613,251
3.13% 5/15/2021	2,900,000	3,315,062

		43,345,658

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $190,904,314)		201,985,063

FOREIGN GOVERNMENT OBLIGATIONS — 1.5%
AUSTRALIA
Australia Government Bond 4.75%, 6/15/2016	500,000	560,896

GERMANY
Bundesschatzanweisungen 0.75%, 9/13/2013	4,100,000	5,307,080

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $5,505,352)		5,867,976

MUNICIPALS — 5.4%
California — 1.8%
Bay Area Toll Authority San Francisco Variable Revenue Bonds, Series D1 1.04%, Mandatory Put 8/1/2017(a)	2,000,000	2,003,780
California State G.O. Unlimited Bonds, Build America Bonds 7.60%, 11/1/2040	1,700,000	2,359,838
California State Various Purpose Taxable G.O. Unlimited Bonds, Build America Bonds
7.50%, 4/1/2034	400,000	533,428
7.55%, 4/1/2039	900,000	1,228,410
Irvine Ranch Water District Joint Powers Agency Taxable Revenue Refunding Bonds, Issue 1
2.39%, 3/15/2014	600,000	601,170
Los Angeles Community College District G.O. Unlimited Bonds, Build America Bonds
6.75%, 8/1/2049	300,000	408,951

		7,135,577

Illinois — 1.0%
Chicago Transit Authority Sales & Transfer Tax Receipts Pension Funding TRB, Series A
6.90%, 12/1/2040	1,600,000	1,941,232

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2012

Unaudited

	Principal Amount	Value
MUNICIPALS (Continued)
Illinois (Continued)
Chicago Transit Authority Sales & Transfer Tax Receipts Revenue Bonds, Series B
6.90%, 12/1/2040	$1,600,000	$1,941,232

		3,882,464

Indiana — 0.2%
Purdue University Student Fee Revenue Bonds, Series W
5.00%, 7/1/2024	500,000	564,985

New York — 0.2%
Port Authority of New York & New Jersey Consolidated 174th Revenue Bonds
4.46%, 10/1/2062(d)	600,000	570,156

North Carolina — 1.0%
North Carolina State Infrastructure Finance Corp. Capital Improvement COP, Series A (AGM Insured)
5.00%, 5/1/2025	3,300,000	3,884,628

Texas — 1.2%
Lower Colorado River Authority Transmission Services Revenue Refunding Bonds, Series A
5.00%, 5/15/2025	4,000,000	4,753,160

TOTAL MUNICIPALS (cost $17,719,266)		20,790,970

BANK LOANS — 0.8%
Financial — 0.1%
Delos Aircraft, Inc. 0.12%, 4/12/16(a)(e)	500,000	504,063

Utilities — 0.7%
Texas Competitive Electric Holdings Co. LLC 0.78%, 10/10/14(a)(e)	3,450,157	2,564,329

TOTAL BANK LOANS (cost $3,895,692)		3,068,392

CORPORATE BONDS — 20.2%
BASIC MATERIALS — 0.5%
Iron/Steel — 0.5%
Steel Dynamics, Inc. 7.38%, 11/1/2012	2,000,000	2,005,000

COMMUNICATIONS — 1.4%
Media — 0.9%
CSC Holdings LLC 8.50%, 6/15/2015	3,500,000	3,661,875

Telecommunications — 0.5%
Qwest Corp. 6.50%, 6/1/2017	1,500,000	1,761,512

		5,423,387

CONSUMER, CYCLICAL — 0.0%
Retail — 0.0%
CVS Pass-Through Trust 6.20%, 10/10/2025(b)	51,408	58,188

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2012

Unaudited

	Principal Amount	Value
CORPORATE BONDS (Continued)
ENERGY — 1.1%
Coal — 0.1%
Peabody Energy Corp. 7.88%, 11/1/2026	$200,000	$213,000

Oil & Gas — 1.0%
EOG Resources, Inc. 1.19%, 2/3/2014(a)	3,900,000	3,933,244

		4,146,244

FINANCIAL — 17.2%
Banks — 11.5%
Ally Financial, Inc. 3.78%, 6/20/2014(a)	800,000	818,016
Banco do Brasil S.A. 1.99%, 6/28/2013(e)	3,800,000	3,786,031
Barclays Bank PLC
2.50%, 1/23/2013	2,000,000	2,012,406
6.05%, 12/4/2017(b)	3,000,000	3,228,204
Citigroup, Inc.
2.44%, 8/13/2013(a)	2,500,000	2,533,415
6.13%, 11/21/2017	900,000	1,058,980
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.
4.50%, 1/11/2021	3,000,000	3,356,049
Dexia Credit Local S.A. 2.75%, 4/29/2014(b)	500,000	504,675
Goldman Sachs Group, Inc.
0.82%, 3/22/2016(a)	1,600,000	1,537,779
6.25%, 9/1/2017	6,500,000	7,619,105
6.75%, 10/1/2037	200,000	214,256
JPMorgan Chase & Co.
4.25%, 10/15/2020	1,400,000	1,529,632
6.30%, 4/23/2019	1,400,000	1,721,049
Lloyds TSB Bank PLC
5.80%, 1/13/2020(b)	500,000	577,450
12.00%, 12/29/2049(a)(b)(e)	3,800,000	4,261,510
Morgan Stanley
0.76%, 1/9/2014(a)	400,000	394,644
0.94%, 10/15/2015(a)	700,000	666,977
1.43%, 4/29/2013(a)	1,800,000	1,802,023
5.55%, 4/27/2017	4,400,000	4,823,821
6.00%, 4/28/2015	1,400,000	1,517,249
Wells Fargo & Co. 7.98%, 3/29/2049(a)	600,000	689,250

		44,652,521

Diversified Financial Services — 4.2%
Bear Stearns Cos. LLC
5.70%, 11/15/2014	900,000	985,575
6.40%, 10/2/2017	400,000	480,940
7.25%, 2/1/2018	900,000	1,123,068
Ford Motor Credit Co. LLC 7.00%, 10/1/2013	3,600,000	3,805,344
Lehman Brothers Holdings, Inc. 5.63%, 1/24/2013(f)	5,300,000	1,364,750

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2012

Unaudited

	Principal Amount	Value
CORPORATE BONDS (Continued)
FINANCIAL (Continued)
Diversified Financial Services (Continued)
Merrill Lynch & Co., Inc.
5.00%, 1/15/2015	$3,500,000	$3,759,304
6.40%, 8/28/2017	4,100,000	4,769,787

		16,288,768

Insurance — 1.5%
American International Group, Inc. 8.25%, 8/15/2018	4,500,000	5,786,595

		66,727,884

TOTAL CORPORATE BONDS (cost $75,252,460)		78,360,703

CONVERTIBLE PREFERRED STOCK — 0.5%
FINANCIAL — 0.5%
Banks — 0.5%
Wells Fargo & Co. 7.50%, 12/31/2049(c)	1,500	1,857,000

TOTAL CONVERTIBLE PREFERRED STOCK (cost $1,500,000)		1,857,000

SHORT-TERM INVESTMENTS — 23.9%
Affiliated Funds — 0.3%
Northern Trust Global Investments - Collective Short-Term Investment Fund(g)	1,307,890	1,307,890

U.S. Government & Agency Obligations — 23.6%
Fannie Mae Discount Notes 0.11%11/15/12	10,400,000	10,399,604
Federal Home Loan Bank Discount Notes 0.11%10/10/12	3,400,000	3,399,898
U.S. Treasury Bills
0.13%, 3/7/13	23,600,000	23,586,619
0.13%, 3/14/13	54,100,000	54,067,378

		91,453,499

TOTAL SHORT-TERM INVESTMENTS (cost $92,759,548)		92,761,389

INVESTMENT FUNDS — 2.5%
Cash Collateral Pool — 2.5%
ABA Members Collateral Fund(h)	9,873,361	9,738,699

TOTAL INVESTMENT FUNDS (cost $9,873,361)		9,738,699

TOTAL INVESTMENTS— 108.0%
(cost $401,471,118)		418,384,941

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2012

Unaudited

	Principal Amount	Value
SECURITY SOLD, NOT YET PURCHASED — (0.5)%
AGENCY MORTGAGE BACKED SECURITIES — (0.5)%
Federal National Mortgage Association (FNMA) — (0.5)%
3.50% 10/15/2024(i)(d)	$(1,000,000)	$(1,064,063)
6.00% 11/1/2040(i)(d)	(1,000,000)	(1,104,063)

		(2,168,126)

TOTAL SECURITY SOLD, NOT YET PURCHASED (proceeds ($2,166,563))		(2,168,126)

TOTAL NET INVESTMENTS— 107.5% (cost $399,304,555)		416,216,815
Liabilities Less Other Assets - (7.5)%		(28,910,202)

NET ASSETS—100.0%		$387,306,613

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration normally to qualified institutional investors.
(c)	All or a portion of security is on loan.
(d)	All or a portion of security is When Issued Security.
(e)	Interest rates represent the annualized yield.
(f)	Issuer has defaulted on terms of debt obligation.
(g)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
(h)	Represents security purchased with cash collateral received for securities on loan.
(i)	All or a portion of security is a TBA.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2012

Unaudited

As of September 30, 2012, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Short
French Government Bond OAT Futures	(11)	$1,893,510	December 2012	$(4,714)
5 Year U.S. Treasury Note Futures	(20)	2,492,656	December 2012	(21,563)

				$(26,277)

As of September 30, 2012, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	UBS Securities	Brazilian Real	137,760	$67,892	10/02/12	$ 62
Purchase	Morgan Stanley & Co.	Australian Dollar	6,750,000	7,021,688	11/01/12	(42,543)
Purchase	Chase Manhattan Bank	Mexican Peso	45,147	3,310	12/03/12	174
Purchase	UBS Securities	Brazilian Real	137,760	66,557	12/04/12	822
Purchase	Chase Manhattan Bank	Euro	5,724,000	7,449,786	10/11/13	(64,578)
Sale	UBS Securities	Brazilian Real	137,760	67,167	10/02/12	(787)
Sale	UBS Securities	Australian Dollar	7,382,000	7,688,264	11/01/12	55,664
Sale	UBS Securities	Euro	108,000	138,156	12/17/12	(752)
Sale	Chase Manhattan Bank	Euro	100,000	124,160	09/13/13	(4,841)
Sale	Chase Manhattan Bank	Euro	4,000,000	4,929,000	09/13/13	(231,045)
Sale	Chase Manhattan Bank	Euro	5,724,000	6,942,783	10/11/13	(442,425)

						$(730,249)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

September 30, 2012

Unaudited

At September 30, 2012, the Bond Core Plus Fund held the following interest rate swap contracts:

			Rate Type
Notional Amount	Swap Counterparty (a)	Termination Date	Floating Rate	Fixed Rate	Market Value	Premiums Paid/(Received)	Unrealized Appreciation/ (Depreciation)
5,400,000 AUD	Citigroup	03/15/2018	CDI-AUD(b)	3.50%	$28,578	$(14,528)	$43,106
1,300,000 AUD	Goldman Sachs	03/15/2023	CDI-AUD(b)	4.00%	27,198	(9,318)	36,516
7,960,069 BRL	Barclays Bank PLC	01/02/2014	CDI-BRL(c)	12.51%	387,011	4,255	382,756
15,045,258 BRL	Bank of America	01/02/2015	CDI-BRL(c)	9.89%	330,775	—	330,775
22,943,367 BRL	Morgan Stanley Capital Services, Inc.	01/02/2015	CDI-BRL(c)	9.93%	515,577	9,413	506,164
231,060 BRL	UBS AG	01/02/2015	CDI-BRL(c)	9.93%	5,165	204	4,961
8,396,284 BRL	Morgan Stanley Capital Services, Inc.	01/02/2014	CDI-BRL(c)	10.58%	190,255	4,721	185,534
200,000 EUR	Barclays Bank PLC Credit Suisse	03/21/2017	CDI-EUR(d)	2.00%	13,340	(1,045)	14,385
200,000 EUR	Securities	03/21/2017	CDI-EUR(d)	2.00%	15,222	5,029	10,193
1,000,000 EUR	Deutsche Bank	03/20/2023	CDI-EUR(d)	1.75%	14,801	19,087	(4,286)
22,800,000 MXN	Morgan Stanley Capital Services, Inc.	03/05/2013	CDI-MXN(e)	6.50%	13,228	(178)	13,406
800,000 USD	Goldman Sachs	12/19/2022	3 Month USD LIBOR	1.75%	1,607	16,742	(15,135)
400,000 USD	Barclays Bank PLC	12/19/2022	3 Month USD LIBOR	1.75%	801	8,809	(8,008)
300,000 USD	Bank of America	12/19/2022	3 Month USD LIBOR	1.75%	603	6,009	(5,406)
800,000 USD	Barclays Bank PLC	12/19/2022	3 Month USD LIBOR	1.75%	1,629	11,284	(9,655)
200,000 USD	HSBC Bank	12/19/2022	3 Month USD LIBOR	1.75%	407	2,891	(2,484)
700,000 USD	Goldman Sachs	12/19/2022	3 Month USD LIBOR	1.75%	1,433	8,236	(6,803)

					$1,547,630	$71,611	$1,476,019

(a) Fund receives the fixed rate and pays the floating rate.

(b) CDI - AUD is the interbank lending rate of Australia as published by the Central Bank of Australia.

(c) CDI - BRL is the interbank lending rate of Brazil as published by the Central Bank of Brazil.

(d) CDI - EUR is the interbank lending rate of Europe as published by the Central Bank of Europe.

(e) CDI - MXN is the interbank lending rate of Mexico as published by the Central Bank of Mexico.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited		December 31, 2011
Assets
Investments, at value (cost $545,643,971 and $557,471,281,respectively)	$707,649,613	(a)	$660,612,311	(b)
Investments in collective investment funds, at value (cost $46,516,551 and $41,022,900, respectively)	47,725,033		41,974,267
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short-Term Investment Fund (cost $18,933,516 and $29,284,852 and units of 18,933,516 and 29,284,852, respectively)	18,933,516		29,284,852
Receivable for investments sold	10,251,295		7,076,087
Receivable for fund units sold	875		—
Interest and dividends receivable	891,872		927,020
Tax reclaims receivable	62,939		45,917
Other assets	52,789		28,293

Total assets	785,567,932		739,948,747

Liabilities
Payable for cash collateral received on securities loaned	12,036,980		6,639,182
Payable for investments purchased	15,529,809		16,225,712
Payable for fund units redeemed	418,849		8,254,448
Investment advisory fee payable	178,279		175,491
ING—program fee payable	321,804		315,108
Trustee, management and administration fees payable	54,573		55,738
ABA Retirement Funds—program fee payable	44,518		45,211
Other accruals	232,075		302,107

Total liabilities	28,816,887		32,012,997

Net Assets (equivalent to $16.36 and $14.13 per unit based on 46,266,823 and 50,103,061 units outstanding, respectively)	$756,751,045		$707,935,750

(a)	Includes securities on loan with a value of $11,753,237 (See Note 5).
(b)	Includes securities on loan with a value of $6,493,974.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income
Dividends (net of foreign tax expense of $827, $0, $1,107, and $0, respectively)	$3,387,524	$3,260,004	$9,907,555	$10,088,629
Interest—affiliated issuers	13,297	8,045	37,719	25,518
Securities lending income, net	11,678	9,770	30,308	44,143

Total investment income	3,412,499	3,277,819	9,975,582	10,158,290

Expenses
ING—program fee	959,289	1,006,035	2,889,130	3,161,621
Trustee, management and administration fees	166,236	173,981	500,812	539,335
Investment advisory fee	541,228	541,885	1,618,764	1,691,299
ABA Retirement Funds—program fee	135,398	142,065	408,594	441,351
Legal and audit fees	67,457	61,812	173,185	190,942
Compliance consultant fees	10,205	32,467	72,207	100,293
Reports to unitholders	—	5,222	7,440	16,123
Registration fees	46,666	43,116	119,084	133,188
Other fees	1,939	7,809	16,820	24,081

Total expenses	1,928,418	2,014,392	5,806,036	6,298,233

Less: Expense reimbursement	(22,159)	—	(77,937)	—

Net expenses	1,906,259	2,014,392	5,728,099	6,298,233

Net investment income (loss)	1,506,240	1,263,427	4,247,483	3,860,057

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	14,971,442	7,343,071	45,769,075	52,902,681

Net realized gain (loss)	14,971,442	7,343,071	45,769,075	52,902,681

Change in net unrealized appreciation (depreciation) on:
Investments	27,669,067	(122,455,343)	59,121,727	(116,289,229)
Foreign currency transactions	4	(8)	4	(5)

Change in net unrealized appreciation (depreciation)	27,669,071	(122,455,351)	59,121,731	(116,289,234)

Net realized and unrealized gain (loss)	42,640,513	(115,112,280)	104,890,806	(63,386,553)

Net increase (decrease) in net assets resulting from operations	$44,146,753	$(113,848,853)	$109,138,289	$(59,526,496)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$4,247,483
Net realized gain (loss) from investments and foreign currency transactions	45,769,075
Change in net unrealized appreciation (depreciation)	59,121,731

Net increase (decrease) in net assets resulting from operations	109,138,289

From unitholder transactions
Proceeds from units issued	43,075,029
Cost of units redeemed	(103,398,023)

Net increase (decrease) in net assets from unitholder transactions	(60,322,994)

Net increase (decrease) in net assets	48,815,295
Net Assets
Beginning of period	707,935,750

End of period	$756,751,045

Number of units
Outstanding-beginning of period	50,103,061
Issued	2,810,533
Redeemed	(6,646,771)

Outstanding-end of period	46,266,823

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$0.07	$0.06	$0.21	$0.18
Expenses†,††	(0.04)	(0.04)	(0.12)	(0.11)

Net investment income (loss)	0.03	0.02	0.09	0.07
Net realized and unrealized gain (loss)	0.91	(2.16)	2.14	(1.25)

Net increase (decrease) in unit value	0.94	(2.14)	2.23	(1.18)
Net asset value at beginning of period	15.42	14.99	14.13	14.03

Net asset value at end of period	$16.36	$12.85	$16.36	$12.85

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.01%	1.08%	1.02%	1.06%
Ratio of net investment income (loss) to average net assets*	0.80%	0.68%	0.76%	0.65%
Portfolio turnover**,†††	11%	14%	33%	46%
Total return**	6.10%	(14.28)%	15.78%	(8.41)%
Net assets at end of period (in thousands)	$756,751	$679,018	$756,751	$679,018

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK — 93.5%
BASIC MATERIALS — 3.5%
Chemicals — 2.6%
E.I. du Pont de Nemours & Co.	113,400	$5,700,618
LyondellBasell Industries N.V., Class A	39,000	2,014,740
Monsanto Co.	78,675	7,160,998
Mosaic Co.	55,500	3,197,355
Sherwin-Williams Co.	9,900	1,474,209

		19,547,920

Mining — 0.9%
Freeport-McMoRan Copper & Gold, Inc.	166,500	6,590,070

TOTAL BASIC MATERIALS (cost $20,080,625)		26,137,990

COMMUNICATIONS — 12.2%
Internet — 4.6%
Amazon.com, Inc.*	16,845	4,284,020
Baidu, Inc. ADR*	18,052	2,108,835
eBay, Inc.*	182,800	8,849,348
Facebook, Inc., Class A(a)*	38,269	828,524
Google, Inc., Class A*	12,946	9,767,757
LinkedIn Corp., Class A*	34,018	4,095,767
priceline.com, Inc.*	3,139	1,942,194
Rackspace Hosting, Inc.*	18,616	1,230,331
Splunk, Inc.*	3,846	141,225
Tencent Holdings Ltd. ADR	37,117	1,257,524
Youku Tudou, Inc.*	6,319	116,206

		34,621,731

Media — 2.4%
CBS Corp., Class B (Non Voting)	91,900	3,338,727
Comcast Corp., Class A	216,700	7,751,359
Time Warner Cable, Inc.	49,200	4,676,952
Walt Disney Co.	39,914	2,086,704

		17,853,742

Telecommunications — 5.2%
AT&T, Inc.	512,200	19,309,940
Cisco Systems, Inc.	313,800	5,990,442
Crown Castle International Corp.*	22,231	1,425,007
Motorola Solutions, Inc.	118,642	5,997,353
Sprint Nextel Corp.*	201,300	1,111,176
Verizon Communications, Inc.	128,900	5,873,973

		39,707,891

TOTAL COMMUNICATIONS (cost $65,320,353)		92,183,364

CONSUMER, CYCLICAL — 10.4%
Apparel — 1.8%
Burberry Group PLC ADR(a)	23,089	749,469
Coach, Inc.	32,655	1,829,333

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Apparel (Continued)
Michael Kors Holdings Ltd.*	45,052	$2,395,865
NIKE, Inc., Class B	55,961	5,311,259
Ralph Lauren Corp.	15,197	2,298,242
Under Armour, Inc., Class A(a)*	14,800	826,284

		13,410,452

Auto Parts & Equipment — 0.6%
BorgWarner, Inc.*	68,099	4,706,322

Lodging — 0.5%
Las Vegas Sands Corp.	42,700	1,979,999
MGM Resorts International*	160,100	1,721,075

		3,701,074

Retail — 7.5%
Chipotle Mexican Grill, Inc.*	5,693	1,807,755
Costco Wholesale Corp.	29,838	2,987,530
CVS Caremark Corp.	123,400	5,975,028
Dunkin’ Brands Group, Inc.(a)	45,595	1,331,146
Family Dollar Stores, Inc.	7,898	523,637
Gap, Inc.	33,600	1,202,208
Home Depot, Inc.	66,100	3,990,457
Inditex S.A. ADR	107,812	2,690,988
Kohl’s Corp.	57,800	2,960,516
Limited Brands, Inc.	36,900	1,817,694
Lowe’s Cos., Inc.	204,300	6,178,032
Lululemon Athletica, Inc.(a)*	40,727	3,011,354
Panera Bread Co., Class A*	4,555	778,404
Starbucks Corp.	91,086	4,622,615
TJX Cos., Inc.	51,241	2,295,084
Tractor Supply Co.	9,700	959,233
Ulta Salon Cosmetics & Fragrance, Inc.	14,200	1,367,531
Urban Outfitters, Inc.*	25,300	950,268
Wal-Mart Stores, Inc.	98,500	7,269,300
Yum! Brands, Inc.	68,731	4,559,615

		57,278,395

TOTAL CONSUMER, CYCLICAL (cost $62,845,707)		79,096,243

CONSUMER, NON-CYCLICAL — 22.1%
Agriculture — 1.3%
Archer-Daniels-Midland Co.	209,000	5,680,620
Philip Morris International, Inc.	46,000	4,137,240

		9,817,860

Beverages — 1.0%
Beam, Inc.	55,800	3,210,732

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Beverages (Continued)
Coca-Cola Co.	123,400	$4,680,562

		7,891,294

Biotechnology — 2.0%
Alexion Pharmaceuticals, Inc.*	43,753	5,005,343
Biogen Idec, Inc.*	28,703	4,283,349
Gilead Sciences, Inc.*	57,084	3,786,382
Illumina, Inc.(a)*	5,323	256,569
Vertex Pharmaceuticals, Inc.*	38,027	2,127,610

		15,459,253

Commercial Services — 1.2%
Mastercard, Inc., Class A	20,110	9,079,263

Cosmetics/Personal Care — 1.1%
Estee Lauder Cos., Inc., Class A	68,561	4,221,301
Procter & Gamble Co.	58,800	4,078,368

		8,299,669

Food — 2.3%
Kraft Foods, Inc., Class A	144,900	5,991,615
Mondelez International, Inc.	28,126	746,745
Safeway, Inc.(a)	291,200	4,685,408
Whole Foods Market, Inc.	58,102	5,659,135

		17,082,903

Healthcare - Products — 1.5%
Baxter International, Inc.	192,400	11,594,024

Healthcare - Services — 2.2%
Covance, Inc.*	47,600	2,222,444
Laboratory Corp. of America Holdings*	37,800	3,495,366
Quest Diagnostics, Inc.	136,500	8,658,195
UnitedHealth Group, Inc.	33,350	1,847,923

		16,223,928

Household Products/Wares — 0.8%
Kimberly-Clark Corp.	69,200	5,935,976

Pharmaceuticals — 8.7%
Allergan, Inc.	23,379	2,141,049
AmerisourceBergen Corp.	143,100	5,539,401
Bristol-Myers Squibb Co.	53,152	1,793,880
Cardinal Health, Inc.	151,700	5,911,749
Express Scripts Holding Co.*	138,782	8,697,468
Johnson & Johnson	84,500	5,822,895
Mead Johnson Nutrition Co.	21,224	1,555,295
Merck & Co., Inc.	168,400	7,594,840
Novo Nordisk A/S ADR	15,849	2,501,131
Perrigo Co.	11,196	1,300,639
The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Pfizer, Inc.	442,400	$10,993,640
Shire PLC ADR	27,393	2,429,759
Valeant Pharmaceuticals International, Inc.*	38,697	2,138,783
Watson Pharmaceuticals, Inc.*	84,000	7,153,440

		65,573,969

TOTAL CONSUMER, NON-CYCLICAL (cost $128,192,543)		166,958,139

ENERGY — 9.8%
Oil & Gas — 7.3%
Apache Corp.	59,100	5,110,377
Cabot Oil & Gas Corp.	43,438	1,950,366
Chevron Corp.	128,200	14,942,992
Concho Resources, Inc.*	21,445	2,031,914
ConocoPhillips	177,200	10,132,296
Hess Corp.	96,900	5,205,468
Marathon Oil Corp.	194,500	5,751,365
Noble Energy, Inc.	36,100	3,346,831
Occidental Petroleum Corp.	65,150	5,606,809
Pioneer Natural Resources Co.	7,600	793,440

		54,871,858

Oil & Gas Services — 1.7%
Halliburton Co.	280,700	9,456,783
National Oilwell Varco, Inc.	47,293	3,788,642

		13,245,425

Pipelines — 0.8%
Williams Cos., Inc.	171,100	5,983,367

TOTAL ENERGY (cost $58,953,554)		74,100,650

FINANCIAL — 10.9%
Banks — 5.2%
Bank of New York Mellon Corp.	409,700	9,267,414
Capital One Financial Corp.	86,375	4,924,239
Goldman Sachs Group, Inc.	48,241	5,484,037
JPMorgan Chase & Co.	145,100	5,873,648
Morgan Stanley	79,828	1,336,320
U.S. Bancorp	112,600	3,862,180
Wells Fargo & Co.	245,600	8,480,568

		39,228,406

Diversified Financial Services — 2.5%
American Express Co.	154,836	8,803,975
Discover Financial Services	130,316	5,177,455
Visa, Inc., Class A	38,600	5,183,208

		19,164,638

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Insurance — 2.8%
Allstate Corp.	241,300	$9,557,893
Marsh & McLennan Cos., Inc.	175,400	5,951,322
Travelers Cos., Inc.	89,100	6,081,966

		21,591,181

Real Estate Investment Trusts —0.4%
American Tower Corp.	39,802	2,841,465

TOTAL FINANCIAL (cost $67,528,129)		82,825,690

INDUSTRIAL — 10.1%
Aerospace/Defense — 3.0%
Boeing Co.	27,359	1,904,734
Northrop Grumman Corp.	87,300	5,799,339
Raytheon Co.	103,000	5,887,480
TransDigm Group, Inc.*	16,651	2,362,277
United Technologies Corp.	83,732	6,555,378

		22,509,208

Building Materials — 0.1%
Masco Corp.	58,700	883,435

Electronics — 1.0%
Agilent Technologies, Inc.	75,045	2,885,480
Honeywell International, Inc.	76,200	4,552,950

		7,438,430

Environmental Control — 0.8%
Waste Management, Inc.	176,400	5,658,912
Machinery - Construction & Mining — 0.3%
Caterpillar, Inc.	29,000	2,495,160
Machinery - Diversified — 1.2%
Cummins, Inc.	17,200	1,586,012
Deere & Co.	78,614	6,484,869
Roper Industries, Inc.	9,211	1,012,197

		9,083,078

Metal Fabricate/Hardware — 0.4%
Precision Castparts Corp.	19,596	3,200,811

Miscellaneous Manufacturing — 2.2%
Dover Corp.	90,000	5,354,100
General Electric Co.	510,300	11,588,913

		16,943,013

Transportation — 1.1%
FedEx Corp.	33,100	2,800,922

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Transportation (Continued)
Union Pacific Corp.	45,260	$5,372,362

		8,173,284

TOTAL INDUSTRIAL (cost $61,645,423)		76,385,331

TECHNOLOGY — 12.5%
Computers — 6.4%
Accenture PLC, Class A	56,200	3,935,686
Apple, Inc.	36,941	24,649,252
EMC Corp.*	355,222	9,686,904
International Business Machines Corp.	15,346	3,183,528
NetApp, Inc.*	20,179	663,485
SanDisk Corp.*	82,700	3,591,661
Teradata Corp.*	38,641	2,913,918

		48,624,434

Office/Business Equipment — 0.7%
Xerox Corp.	721,200	5,293,608
Semiconductors — 2.7%
ARM Holdings PLC ADR(a)	36,723	1,027,509
Avago Technologies Ltd.	87,366	3,046,016
Intel Corp.	429,600	9,743,328
QUALCOMM, Inc.	101,669	6,353,296

		20,170,149

Software — 2.7%
Citrix Systems, Inc.*	26,000	1,990,820
Intuit, Inc.	23,622	1,390,863
Microsoft Corp.	137,600	4,097,728
Oracle Corp.	119,800	3,772,502
Red Hat, Inc.*	36,697	2,089,527
Salesforce.com, Inc.*	32,722	4,996,322
VMware, Inc., Class A*	23,790	2,301,445

		20,639,207

TOTAL TECHNOLOGY (cost $68,546,438)		94,727,398

UTILITIES — 2.0%
Electric — 2.0%
Edison International	124,100	5,670,129
NextEra Energy, Inc.	72,900	5,127,057
Public Service Enterprise Group, Inc.	137,900	4,437,622

		15,234,808

TOTAL UTILITIES (cost $12,531,199)		15,234,808

TOTAL COMMON STOCK (cost $545,643,971)		707,649,613

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 6.3%
Cash Collateral Pool — 1.6%
ABA Members Collateral Fund(b)	12,036,980	$11,872,808

Collective Investment Funds — 4.7%
SSgA Russell Large Cap Index Non-Lending Fund	2,471,204	35,852,225

TOTAL INVESTMENT FUNDS (cost $46,516,551)		47,725,033

	Units	Value
SHORT-TERM INVESTMENTS — 2.5%
Affiliated Funds — 2.5%
Northern Trust Global Investments - Collective Short-Term Investment Fund(c)	18,933,516	$18,933,516

TOTAL SHORT-TERM INVESTMENTS (cost $18,933,516)		18,933,516

TOTAL INVESTMENTS — 102.3%
(cost $611,094,038)		774,308,162
Liabilities Less Other Assets - (2.3)%		(17,557,117)

NET ASSETS—100.0%		$756,751,045

(a)	All or a portion of security is on loan.
(b)	Represents security purchased with cash collateral received for securities on loan.
(c)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR - American Depository Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited		December 31, 2011
Assets
Investments, at value (cost $213,713,604 and $226,578,853, respectively)	$247,012,406	(a)	$242,350,167	(b)
Investments in collective investment funds, at value (cost $36,218,783 and $45,675,550, respectively)	36,311,960		45,084,249
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short-Term Investment Fund (cost $6,873,952 and $8,045,895 and units of 6,873,952 and 8,045,895, respectively) Cash	6,873,952 3,251		8,045,895 5,530
Receivable for investments sold	4,102,742		2,592,641
Receivable for fund units sold	218		—
Interest and dividends receivable	274,890		265,297
Tax reclaims receivable	5,962		4,828
Other assets	18,637		10,246

Total assets	294,604,018		298,358,853

Liabilities
Payable for cash collateral received on securities loaned	24,295,666		33,416,793
Payable for investments purchased	4,870,627		4,290,927
Payable for fund units redeemed	21,669		25,088
Investment advisory fee payable	104,626		105,100
ING—program fee payable	113,302		114,466
Trustee, management and administration fees payable	19,214		20,265
ABA Retirement Funds—program fee payable	15,666		16,424
Other accruals	82,649		113,421

Total liabilities	29,523,419		38,102,484

Net Assets (equivalent to $17.83 and $15.99 per unit based on 14,868,398 and 16,272,262 units outstanding, respectively)	$265,080,599		$260,256,369

(a)	Includes securities on loan with a value of $23,707,057 (See Note 5).
(b)	Includes securities on loan with a value of $32,550,879.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income
Dividends (net of foreign tax expense of $184, $271, $0 and $323, respectively)	$1,004,984	$962,677	$3,209,102	$2,883,367
Interest—affiliated issuers	4,533	2,699	18,120	10,547
Securities lending income, net	98,657	53,172	208,519	231,981

Total investment income	1,108,174	1,018,548	3,435,741	3,125,895

Expenses
ING—program fee	339,348	383,337	1,042,973	1,224,456
Trustee, management and administration fees	58,559	66,299	180,530	208,855
Investment advisory fee	315,088	331,925	959,018	1,078,508
ABA Retirement Funds—program fee	47,664	54,140	147,489	170,920
Legal and audit fees	23,786	23,187	62,311	73,446
Compliance consultant fees	3,170	12,178	25,725	38,577
Reports to unitholders	—	1,959	2,707	6,202
Registration fees	16,697	16,172	43,041	51,230
Other fees	1,047	2,524	6,459	9,287

Total expenses	805,359	891,721	2,470,253	2,861,481

Less: Expense reimbursement	(7,880)	—	(28,358)	—

Net expenses	797,479	891,721	2,441,895	2,861,481

Net investment income (loss)	310,695	126,827	993,846	264,414

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	724,548	3,220,828	10,039,354	40,743,120

Net realized gain (loss)	724,548	3,220,828	10,039,354	40,743,120

Change in net unrealized appreciation (depreciation) on:
Investments	11,167,137	(67,027,888)	18,211,966	(81,425,399)

Change in net unrealized appreciation (depreciation)	11,167,137	(67,027,888)	18,211,966	(81,425,399)

Net realized and unrealized gain (loss)	11,891,685	(63,807,060)	28,251,320	(40,682,279)

Net increase (decrease) in net assets resulting from operations	$12,202,380	$(63,680,233)	$29,245,166	$(40,417,865)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$993,846
Net realized gain (loss) from investments	10,039,354
Change in net unrealized appreciation (depreciation)	18,211,966

Net increase (decrease) in net assets resulting from operations	29,245,166

From unitholder transactions
Proceeds from units issued	12,676,109
Cost of units redeemed	(37,097,045)

Net increase (decrease) in net assets from unitholder transactions	(24,420,936)

Net increase (decrease) in net assets	4,824,230
Net Assets
Beginning of period	260,256,369

End of period	$265,080,599

Number of units
Outstanding-beginning of period	16,272,262
Issued	733,007
Redeemed	(2,136,871)

Outstanding-end of period	14,868,398

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$0.07	$0.06	$0.22	$0.17
Expenses†,††	(0.05)	(0.05)	(0.16)	(0.16)

Net investment income (loss)	0.02	0.01	0.06	0.01
Net realized and unrealized gain (loss)	0.79	(3.71)	1.78	(2.45)

Net increase (decrease) in unit value	0.81	(3.70)	1.84	(2.44)
Net asset value at beginning of period	17.02	17.82	15.99	16.56

Net asset value at end of period	$17.83	$14.12	$17.83	$14.12

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.20%	1.28%	1.21%	1.26%
Ratio of net investment income (loss) to average net assets*	0.47%	0.18%	0.49%	0.12%
Portfolio turnover**,†††	15%	34%	48%	98%
Total return**	4.76%	(20.76)%	11.51%	(14.73)%
Net assets at end of period (in thousands)	$265,081	$239,035	$265,081	$239,035

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK — 93.2%
BASIC MATERIALS — 5.7%
Chemicals — 2.8%
Agrium, Inc.	1,225	$126,738
American Vanguard Corp.	8,680	302,064
Ashland, Inc.	11,475	821,610
Cabot Corp.	14,737	538,932
Celanese Corp., Class A	5,170	195,995
CF Industries Holdings, Inc.	2,729	606,493
Cytec Industries, Inc.	8,075	529,074
Eastman Chemical Co.	7,600	433,276
FMC Corp.	10,100	559,338
Huntsman Corp.	20,700	309,051
Innophos Holdings, Inc.	8,150	395,194
Kronos Worldwide, Inc.(a)	12,400	185,256
OM Group, Inc.*	8,200	152,028
PolyOne Corp.	13,300	220,381
PPG Industries, Inc.	3,350	384,714
RPM International, Inc.	10,184	290,651
Sensient Technologies Corp.	29,941	1,100,631
Sherwin-Williams Co.	2,470	367,808

		7,519,234

Forest Products & Paper — 1.2%
Boise, Inc.	35,100	307,476
Buckeye Technologies, Inc.	30,678	983,537
Domtar Corp.	5,100	399,279
MeadWestvaco Corp.	11,425	349,605
P.H. Glatfelter Co.	15,019	267,488
Schweitzer-Mauduit International, Inc.	29,100	960,009

		3,267,394

Iron/Steel — 0.7%
Allegheny Technologies, Inc.	22,320	712,008
Cliffs Natural Resources, Inc.	4,300	168,259
Metals USA Holdings Corp.*	2,615	34,962
Nucor Corp.	13,950	533,727
Reliance Steel & Aluminum Co.	5,500	287,925

		1,736,881

Mining — 1.0%
Compass Minerals International, Inc.	10,743	801,320
Globe Specialty Metals, Inc.	30,840	469,385
Hecla Mining Co.(a)	59,900	392,345
Horsehead Holding Corp.*	39,913	372,788
Kaiser Aluminum Corp.	9,200	537,188

		2,573,026

TOTAL BASIC MATERIALS (cost $13,736,682)		15,096,535

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS — 5.6%
Internet — 2.5%
Baidu, Inc. ADR*	3,850	$449,757
BroadSoft, Inc.(a)*	14,259	584,904
Cogent Communications Group, Inc.	15,245	350,483
Constant Contact, Inc.(a)*	44,182	768,767
DealerTrack Holdings, Inc.*	20,726	577,219
ExactTarget, Inc.*	11,045	267,510
F5 Networks, Inc.*	788	82,504
Internap Network Services Corp.*	24,725	174,311
LinkedIn Corp., Class A*	2,450	294,980
Pandora Media, Inc.*	23,140	253,383
Rackspace Hosting, Inc.*	9,950	657,596
Shutterfly, Inc.(a)*	6,870	213,794
SINA Corp.(a)*	3,900	252,252
Sourcefire, Inc.*	3,705	181,656
Splunk, Inc.(a)*	8,200	301,104
SPS Commerce, Inc.*	13,760	529,347
ValueClick, Inc.*	23,800	409,122
Youku Tudou, Inc.*	18,447	339,240

		6,687,929

Media — 0.5%
CBS Corp., Class B (Non Voting)	8,975	326,062
Discovery Communications, Inc., Class A*	6,200	369,706
Gannett Co., Inc.	18,500	328,375
Meredith Corp.	7,956	278,460

		1,302,603

Telecommunications — 2.6%
Acme Packet, Inc.(a)*	29,895	511,204
ADTRAN, Inc.	6,396	110,523
Amdocs Ltd.	12,000	395,880
Anixter International, Inc.	4,767	273,912
Black Box Corp.	27,047	689,969
Crown Castle International Corp.*	11,030	707,023
Harris Corp.	9,100	466,102
IPG Photonics Corp.(a)*	14,395	824,833
NeuStar, Inc., Class A*	6,750	270,203
Oplink Communications, Inc.*	31,816	526,237
Palo Alto Networks, Inc.(a)*	2,100	129,297
Plantronics, Inc.	40,736	1,439,203
Sycamore Networks, Inc.*	7,808	120,243
USA Mobility, Inc.	12,700	150,749
Vonage Holdings Corp.*	62,200	141,816

		6,757,194

TOTAL COMMUNICATIONS (cost $13,025,685)		14,747,726

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL — 13.9%
Airlines — 0.4%
Alaska Air Group, Inc.*	4,680	$164,081
Copa Holdings S.A., Class A	2,417	196,430
SkyWest, Inc.(a)	47,186	487,431
United Continental Holdings, Inc.(a)*	16,340	318,630

		1,166,572

Apparel — 1.4%
Crocs, Inc.*	13,320	215,917
Gildan Activewear, Inc.	13,800	437,184
Iconix Brand Group, Inc.*	19,593	357,376
Jones Group, Inc.	77,450	996,782
Michael Kors Holdings Ltd.*	12,450	662,091
Steven Madden Ltd.*	10,035	438,730
Under Armour, Inc., Class A*	2,942	164,252
VF Corp.	2,420	385,651

		3,657,983

Auto Manufacturers — 0.4%
Navistar International Corp.*	4,700	99,123
Tesla Motors, Inc.(a)*	14,820	433,930
Wabash National Corp.*	89,406	637,465

		1,170,518

Auto Parts & Equipment — 1.1%
Autoliv, Inc.(a)	7,300	452,381
BorgWarner, Inc.*	7,750	535,603
Cooper Tire & Rubber Co.	32,790	628,912
Dana Holding Corp.	11,750	144,525
Delphi Automotive PLC*	7,275	225,525
Standard Motor Products, Inc.	11,200	206,304
Tenneco, Inc.*	9,680	271,040
TRW Automotive Holdings Corp.*	10,900	476,439

		2,940,729

Distribution/Wholesale — 1.5%
Beacon Roofing Supply, Inc.*	22,080	629,280
Fastenal Co.	12,450	535,225
Fossil, Inc.*	1,850	156,695
Ingram Micro, Inc., Class A*	8,900	135,547
LKQ Corp.*	62,320	1,152,920
MRC Global, Inc.*	10,400	255,736
Owens & Minor, Inc.	18,192	543,577
ScanSource, Inc.*	2,983	95,516
WESCO International, Inc.*	6,560	375,232

		3,879,728

Entertainment — 0.2%
Marriott Vacations Worldwide Corp.*	1,100	39,622

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Entertainment (Continued)
Pinnacle Entertainment, Inc.*	11,675	$143,019
Shuffle Master, Inc.(a)*	12,235	193,435

		376,076

Home Builders — 0.3%
MDC Holdings, Inc.	6,575	253,203
Thor Industries, Inc.	17,197	624,595

		877,798

Home Furnishings — 0.5%
Harman International Industries, Inc.	17,452	805,584
Whirlpool Corp.	7,100	588,661

		1,394,245

Housewares — 0.3%
Newell Rubbermaid, Inc.	10,300	196,627
Toro Co.	11,550	459,459

		656,086

Leisure Time — 0.3%
Harley-Davidson, Inc.	7,800	330,486
Life Time Fitness, Inc.*	8,898	406,995

		737,481

Lodging — 0.4%
Starwood Hotels & Resorts Worldwide, Inc.	4,770	276,469
Wyndham Worldwide Corp.	14,500	760,960

		1,037,429

Retail — 6.9%
Arcos Dorados Holdings, Inc., Class A(a)	40,100	618,743
Ascena Retail Group, Inc.*	27,147	582,303
Bed Bath & Beyond, Inc.*	8,000	504,000
Best Buy Co., Inc.	9,400	161,586
Big Lots, Inc.*	8,300	245,514
BJ’s Restaurants, Inc.*	2,400	108,840
Bob Evans Farms, Inc.	18,702	731,809
Brinker International, Inc.	4,400	155,320
Cabela’s, Inc.*	3,000	164,040
CarMax, Inc.*	18,900	534,870
Casey’s General Stores, Inc.	14,650	837,101
Cash America International, Inc.	18,070	696,960
CEC Entertainment, Inc.	17,650	531,618
Cheesecake Factory, Inc.	17,070	610,252
Chico’s FAS, Inc.	14,800	268,028
Cracker Barrel Old Country Store, Inc.	10,073	675,999
Dick’s Sporting Goods, Inc.	17,530	908,930
Dillard’s, Inc., Class A	6,500	470,080

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Dollar Tree, Inc.*	9,698	$468,171
Family Dollar Stores, Inc.	2,900	192,270
Finish Line, Inc., Class A	33,050	751,557
Foot Locker, Inc.	27,725	984,238
Francesca’s Holdings Corp.*	5,595	171,934
GameStop Corp., Class A(a)	7,500	157,500
GNC Holdings, Inc., Class A	20,769	809,368
Jos. A. Bank Clothiers, Inc.*	6,920	335,482
Kohl’s Corp.	8,300	425,126
Macy’s, Inc.	10,500	395,010
MSC Industrial Direct Co., Inc., Class A	7,250	489,085
Nu Skin Enterprises, Inc., Class A(a)	29,508	1,145,796
O’Reilly Automotive, Inc.*	4,100	342,842
Pier 1 Imports, Inc.	30,800	577,192
Pricesmart, Inc.	3,935	297,958
PVH Corp.	4,550	426,426
RadioShack Corp.(a)	12,100	28,798
Regis Corp.	29,920	549,930
Ruth’s Hospitality Group, Inc.*	25,961	165,372
Sonic Automotive, Inc., Class A	13,031	247,328
Stage Stores, Inc.	22,730	478,694
Urban Outfitters, Inc.*	4,100	153,996

		18,400,066

Storage/Warehousing — 0.2%
Mobile Mini, Inc.*	37,027	618,721

TOTAL CONSUMER, CYCLICAL (cost $31,271,491)		36,913,432

CONSUMER, NON-CYCLICAL — 18.8%
Agriculture — 0.2%
Archer-Daniels-Midland Co.	18,100	491,958

Beverages — 0.5%
Brown-Forman Corp., Class B	3,960	258,390
Coca-Cola Enterprises, Inc.	15,600	487,812
Molson Coors Brewing Co., Class B	7,275	327,739
Monster Beverage Corp.*	6,950	376,412

		1,450,353

Biotechnology — 1.3%
Amarin Corp. PLC ADR(a)*	35,265	444,339
Ariad Pharmaceuticals, Inc.*	8,900	215,602
Charles River Laboratories International, Inc.*	10,025	396,990
Cubist Pharmaceuticals, Inc.*	4,215	200,971
Emergent Biosolutions, Inc.(a)*	23,555	334,717
Illumina, Inc.(a)*	11,600	559,120
Myriad Genetics, Inc.*	19,130	516,319

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Biotechnology (Continued)
Seattle Genetics, Inc.(a)*	5,500	$148,225
Vertex Pharmaceuticals, Inc.*	9,550	534,322

		3,350,605

Commercial Services — 7.4%
Acacia Research Corp.*	19,690	539,703
Alliance Data Systems Corp.*	4,640	658,648
American Public Education, Inc.(a)*	17,788	648,017
American Reprographics Co.*	48,225	205,921
Barrett Business Services, Inc.	8,168	221,353
Brink’s Co.	31,550	810,519
CBIZ, Inc.*	68,205	410,594
Chemed Corp.	12,075	836,677
Convergys Corp.	24,900	390,183
CoStar Group, Inc.*	7,660	624,596
Deluxe Corp.	41,232	1,260,050
Ennis, Inc.	16,443	269,830
Forrester Research, Inc.	5,510	158,523
FTI Consulting, Inc.*	23,889	637,359
Gartner, Inc.*	7,900	364,111
Grand Canyon Education, Inc.*	31,411	739,101
Hertz Global Holdings, Inc.*	45,750	628,147
HMS Holdings Corp.*	7,625	254,904
Korn/Ferry International*	42,661	653,993
Lender Processing Services, Inc.	22,135	617,345
MAXIMUS, Inc.	30,180	1,802,350
Medifast, Inc.*	11,265	294,580
Moody’s Corp.	6,400	282,688
PAREXEL International Corp.*	6,215	191,173
Quanta Services, Inc.*	20,230	499,681
Rent-A-Center, Inc.	25,271	886,507
Ritchie Bros. Auctioneers, Inc.(a)	25,513	490,615
Robert Half International, Inc.	22,150	589,854
Rollins, Inc.	42,590	996,180
ServiceSource International, Inc.(a)*	20,652	211,889
Solar Cayman Ltd.(b)(c)*	33,700	—
Total System Services, Inc.	19,650	465,705
United Rentals, Inc.*	35,630	1,165,457
Verisk Analytics, Inc., Class A*	5,420	258,046
VistaPrint N.V.(a)*	7,085	241,953
Wright Express Corp.*	3,500	244,020

		19,550,272

Food — 1.7%
Cal-Maine Foods, Inc.(a)	2,174	97,699
Fresh Del Monte Produce, Inc.	13,500	345,600

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Food (Continued)
Fresh Market, Inc.*	9,015	$540,720
Hain Celestial Group, Inc.*	3,075	193,725
JM Smucker Co.	7,675	662,583
Kroger Co.	11,600	273,064
Nash Finch Co.	28,038	572,536
Safeway, Inc.(a)	26,100	419,949
Smart Balance, Inc.*	17,345	209,527
Smithfield Foods, Inc.*	14,200	279,030
United Natural Foods, Inc.*	14,882	869,853

		4,464,286

Healthcare - Products — 3.6%
Abaxis, Inc.*	12,952	465,236
ABIOMED, Inc.(a)*	12,345	259,122
Align Technology, Inc.(a)*	7,803	288,477
Cepheid, Inc.*	21,978	758,461
Cooper Cos., Inc.	5,420	511,973
Edwards Lifesciences Corp.*	2,140	229,772
Greatbatch, Inc.*	5,600	136,248
Hill-Rom Holdings, Inc.	20,426	593,580
Insulet Corp.*	9,820	211,916
Intuitive Surgical, Inc.*	1,700	842,571
Luminex Corp.*	10,587	205,811
Meridian Bioscience, Inc.	30,880	592,278
OraSure Technologies, Inc.*	30,665	340,995
Sirona Dental Systems, Inc.*	11,100	632,256
Spectranetics Corp.*	7,615	112,321
Symmetry Medical, Inc.*	45,659	451,568
Techne Corp.	7,777	559,477
Volcano Corp.*	10,790	308,270
West Pharmaceutical Services, Inc.	23,450	1,244,491
Zimmer Holdings, Inc.	10,700	723,534

		9,468,357

Healthcare - Services — 1.7%
Aetna, Inc.	14,200	562,320
Amsurg Corp.*	7,490	212,566
Bio-Reference Labs, Inc.(a)*	20,324	580,860
Centene Corp.*	5,300	198,273
Community Health Systems, Inc.*	9,400	273,916
DaVita, Inc.*	2,550	264,206
IPC The Hospitalist Co., Inc.*	11,480	524,636
Kindred Healthcare, Inc.*	62,246	708,359
MEDNAX, Inc.*	12,945	963,755

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Healthcare - Services (Continued)
WellCare Health Plans, Inc.*	5,450	$308,198

		4,597,089

Household Products/Wares — 0.3%
ACCO Brands Corp.*	3,074	19,950
American Greetings Corp., Class A(a)	8,100	136,080
SodaStream International Ltd.*	10,310	403,843
Tumi Holdings, Inc.(a)*	9,915	233,399

		793,272

Pharmaceuticals — 2.1%
Catamaran Corp.*	3,983	390,215
Endo Health Solutions, Inc.*	6,400	203,008
Herbalife Ltd.	9,180	435,132
Impax Laboratories, Inc.*	11,300	293,348
Ironwood Pharmaceuticals, Inc.(a)*	11,400	145,692
McKesson Corp.	2,100	180,663
Mead Johnson Nutrition Co.	4,100	300,448
Medicis Pharmaceutical Corp., Class A	24,430	1,057,086
Mylan, Inc.*	26,600	649,040
Neogen Corp.*	13,669	583,666
Onyx Pharmaceuticals, Inc.*	1,800	152,100
Perrigo Co.	1,370	159,153
Salix Pharmaceuticals Ltd.*	5,550	234,987
Shire PLC ADR	1,330	117,971
USANA Health Sciences, Inc.(a)*	4,800	223,056
Watson Pharmaceuticals, Inc.*	6,800	579,088

		5,704,653

TOTAL CONSUMER, NON-CYCLICAL (cost $41,323,352)		49,870,845

ENERGY — 6.5%
Oil & Gas — 4.9%
Berry Petroleum Co., Class A(a)	37,274	1,514,443
Cabot Oil & Gas Corp.	4,300	193,070
Callon Petroleum Co.*	46,532	286,172
Carrizo Oil & Gas, Inc.(a)*	21,930	548,469
Comstock Resources, Inc.*	41,610	764,792
Concho Resources, Inc.*	4,240	401,740
Continental Resources, Inc.(a)*	5,050	388,345
Energen Corp.	21,775	1,141,228
Goodrich Petroleum Corp.(a)*	54,710	691,534
Hess Corp.	12,000	644,640
HollyFrontier Corp.	18,450	761,431
InterOil Corp.(a)*	5,540	428,020
Kodiak Oil & Gas Corp.*	33,070	309,535
Marathon Petroleum Corp.	13,650	745,153

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
ENERGY (Continued)
Oil & Gas (Continued)
Murphy Oil Corp.	9,200	$493,948
Noble Corp.	11,125	398,053
PDC Energy, Inc.*	7,785	246,240
Plains Exploration & Production Co.*	20,550	770,009
Quicksilver Resources, Inc.(a)*	102,149	417,789
Stone Energy Corp.*	25,005	628,126
Unit Corp.*	5,300	219,950
Valero Energy Corp.	21,800	690,624
W&T Offshore, Inc.(a)	16,400	307,992

		12,991,303

Oil & Gas Services — 1.6%
Cameron International Corp.*	2,900	162,603
Core Laboratories N.V.	8,150	990,062
FMC Technologies, Inc.*	13,750	636,625
Lufkin Industries, Inc.	10,188	548,318
Oceaneering International, Inc.	15,200	839,800
Oil States International, Inc.*	5,875	466,827
Superior Energy Services, Inc.*	9,875	202,635
Tesco Corp.*	27,767	296,552

		4,143,422

TOTAL ENERGY (cost $15,579,965)		17,134,725

FINANCIAL — 19.8%
Banks — 4.7%
BancorpSouth, Inc.	28,228	416,081
Bank of Hawaii Corp.	10,730	489,503
Bank of the Ozarks, Inc.	14,950	515,326
BBCN Bancorp, Inc.*	51,250	646,263
Cass Information Systems, Inc.(a)	8,624	361,949
Comerica, Inc.	27,675	859,309
Community Bank System, Inc.	32,281	910,001
Cullen/Frost Bankers, Inc.	4,531	260,215
Fifth Third Bancorp	59,225	918,580
FNB Corp.	46,258	518,552
Fulton Financial Corp.	69,880	689,017
Hancock Holding Co.	18,025	557,874
Huntington Bancshares, Inc.	38,600	266,340
KeyCorp	146,000	1,276,040
PNC Financial Services Group, Inc.	6,500	410,150
Regions Financial Corp.	124,000	894,040
Trustmark Corp.	31,927	777,103
Webster Financial Corp.	20,800	492,960
Westamerica Bancorporation(a)	15,920	749,036

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Banks (Continued)
Wintrust Financial Corp.(a)	10,276	$386,069

		12,394,408

Diversified Financial Services — 3.9%
Aircastle Ltd.	19,700	223,201
Ameriprise Financial, Inc.	12,900	731,301
Discover Financial Services	32,525	1,292,218
Encore Capital Group, Inc.*	15,655	442,410
Financial Engines, Inc.(a)*	25,745	613,503
Investment Technology Group, Inc.*	17,845	155,252
Jefferies Group, Inc.	15,500	212,195
National Financial Partners Corp.*	28,000	473,200
Nationstar Mortgage Holdings, Inc.(a)*	15,080	500,354
Nelnet, Inc., Class A	13,800	327,612
Portfolio Recovery Associates, Inc.*	7,504	783,643
Raymond James Financial, Inc.	30,955	1,134,501
SLM Corp.	38,350	602,862
T. Rowe Price Group, Inc.	16,220	1,026,726
Waddell & Reed Financial, Inc., Class A	21,936	718,843
WisdomTree Investments, Inc.*	63,700	426,790
World Acceptance Corp.*	9,562	644,957

		10,309,568

Insurance — 6.0%
ACE Ltd.	9,800	740,880
Allied World Assurance Co. Holdings A.G.	6,900	533,025
Allstate Corp.	20,550	813,985
Alterra Capital Holdings Ltd.	41,050	982,737
American Equity Investment Life Holding Co.(a)	99,616	1,158,534
American Financial Group, Inc.	15,200	576,080
Arthur J. Gallagher & Co.	9,090	325,604
Aspen Insurance Holdings Ltd.	20,800	634,192
Chubb Corp.	3,000	228,840
Donegal Group, Inc., Class A	14,461	203,032
Endurance Specialty Holdings Ltd.	32,450	1,249,325
FBL Financial Group, Inc., Class A	6,839	227,055
Fidelity National Financial, Inc., Class A	18,700	399,993
Hanover Insurance Group, Inc.	13,908	518,212
Hartford Financial Services Group, Inc.	21,100	410,184
HCC Insurance Holdings, Inc.	31,928	1,082,040
Horace Mann Educators Corp.	13,800	249,918
Kemper Corp.	6,200	190,402
Lincoln National Corp.	41,200	996,628
Montpelier Re Holdings Ltd.	12,400	274,412
Principal Financial Group, Inc.	9,800	264,012
Protective Life Corp.	19,410	508,736

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Insurance (Continued)
StanCorp Financial Group, Inc.	18,800	$587,312
Tower Group, Inc.	50,809	985,187
Unum Group	24,300	467,046
Validus Holdings Ltd.(a)	36,471	1,236,732

		15,844,103

Investment Companies — 0.6%
Ares Capital Corp.	58,180	997,205
Fifth Street Finance Corp.	30,625	336,262
Solar Capital Ltd.	14,243	326,450

		1,659,917

Real Estate Investment Trusts — 4.5%
BioMed Realty Trust, Inc.	38,725	724,932
Brandywine Realty Trust	153,135	1,866,716
Capstead Mortgage Corp.	20,100	271,149
CBL & Associates Properties, Inc.	53,500	1,141,690
Chimera Investment Corp.	71,800	194,578
CommonWealth REIT	25,200	366,912
CubeSmart	48,650	626,125
Digital Realty Trust, Inc.(a)	3,100	216,535
DuPont Fabros Technology, Inc.(a)	26,625	672,281
First Potomac Realty Trust	15,638	201,417
Glimcher Realty Trust	14,605	154,375
Government Properties Income Trust(a)	18,340	429,156
Hatteras Financial Corp.	16,700	470,773
Hersha Hospitality Trust	59,573	291,908
Home Properties, Inc.	2,090	128,054
Hospitality Properties Trust	24,900	592,122
Kilroy Realty Corp.	6,250	279,875
LTC Properties, Inc.	16,000	509,600
Medical Properties Trust, Inc.	79,338	829,082
Omega Healthcare Investors, Inc.	36,771	835,805
Ramco-Gershenson Properties Trust	23,015	288,378
Two Harbors Investment Corp.	30,100	353,675
Weyerhaeuser Co.	16,700	436,538

		11,881,676

Savings & Loans — 0.1%
First Niagara Financial Group, Inc.	23,521	190,285
Washington Federal, Inc.	11,800	196,824

		387,109

TOTAL FINANCIAL (cost $45,669,061)		52,476,781

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
GOVERNMENT — 0.2%
Multi-National — 0.2%
Banco Latinoamericano de Comercio Exterior S.A., Class E	19,500	$430,755

TOTAL GOVERNMENT (cost $242,624)		430,755

INDUSTRIAL — 10.0%
Aerospace/Defense — 1.4%
B/E Aerospace, Inc.*	11,260	474,046
Cubic Corp.	11,756	588,506
Curtiss-Wright Corp.	9,850	322,095
Exelis, Inc.	5,600	57,904
L-3 Communications Holdings, Inc.	7,900	566,509
Northrop Grumman Corp.	6,100	405,223
Raytheon Co.	10,000	571,600
Triumph Group, Inc.	10,525	658,128

		3,644,011

Electrical Components & Equipment — 0.7%
AMETEK, Inc.	9,425	334,116
Belden, Inc.	13,790	508,575
EnerSys, Inc.*	10,923	385,473
GrafTech International Ltd.*	45,645	410,349
Universal Display Corp.(a)*	3,450	118,611

		1,757,124

Electronics — 2.2%
Benchmark Electronics, Inc.*	19,653	300,101
CTS Corp.	67,136	676,060
FARO Technologies, Inc.*	8,085	334,072
FEI Co.	7,500	401,250
Gentex Corp.(a)	20,017	340,489
Imax Corp.(a)*	11,400	226,974
Jabil Circuit, Inc.	31,100	582,192
National Instruments Corp.	28,855	726,280
Park Electrochemical Corp.(a)	25,788	640,316
PerkinElmer, Inc.	13,725	404,476
Plexus Corp.*	10,649	322,558
TE Connectivity Ltd.	14,000	476,140
Tech Data Corp.*	3,700	167,610
Vishay Intertechnology, Inc.*	22,700	223,141

		5,821,659

Engineering & Construction — 0.7%
Aegion Corp.*	11,049	211,699
EMCOR Group, Inc.	6,200	176,948
Engility Holdings, Inc.*	1,533	28,284
Granite Construction, Inc.	4,312	123,840

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Engineering & Construction (Continued)
KBR, Inc.	11,700	$348,894
McDermott International, Inc.*	16,800	205,296
Tutor Perini Corp.*	49,361	564,690
URS Corp.	10,000	353,100

		2,012,751

Environmental Control — 0.0%
Waste Connections, Inc.	1,030	31,157

Hand/Machine Tools — 0.4%
Franklin Electric Co., Inc.	14,553	880,311
Snap-on, Inc.	3,100	222,797

		1,103,108

Machinery - Diversified — 1.0%
AGCO Corp.*	18,200	864,136
Manitowoc Co., Inc.	21,895	292,079
Rockwell Automation, Inc.	6,800	472,940
Roper Industries, Inc.	3,400	373,626
Zebra Technologies Corp., Class A*	15,458	580,294

		2,583,075

Metal Fabricate/Hardware — 0.4%
Dynamic Materials Corp.	16,141	242,438
Haynes International, Inc.	5,844	304,764
Precision Castparts Corp.	1,550	253,177
Timken Co.	7,500	278,700

		1,079,079

Miscellaneous Manufacturing — 0.7%
Actuant Corp., Class A	13,350	382,077
Eaton Corp.(a)	14,025	662,822
Pall Corp.	5,670	359,988
Polypore International, Inc.(a)*	16,055	567,544

		1,972,431

Packaging & Containers — 0.4%
Crown Holdings, Inc.*	6,050	222,338
Greif, Inc., Class A	7,885	348,359
Owens-Illinois, Inc.*	8,700	163,212
Sonoco Products Co.	15,609	483,723

		1,217,632

Transportation — 1.8%
Air Transport Services Group, Inc.*	57,061	251,068
Bristow Group, Inc.	25,929	1,310,711
Celadon Group, Inc.	11,301	181,607
Echo Global Logistics, Inc.(a)*	18,523	317,670
Expeditors International of Washington, Inc.	11,850	430,866

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Transportation (Continued)
Forward Air Corp.(a)	8,380	$254,836
Ryder System, Inc.	11,600	453,096
Scorpio Tankers, Inc.*	57,433	344,598
Tidewater, Inc.	21,236	1,030,583
UTi Worldwide, Inc.	9,400	126,618

		4,701,653

Trucking & Leasing — 0.3%
GATX Corp.	10,635	451,350
Greenbrier Cos., Inc.*	17,710	285,839

		737,189

TOTAL INDUSTRIAL (cost $25,128,103)		26,660,869

TECHNOLOGY — 9.3%
Computers — 2.2%
3D Systems Corp.(a)*	8,280	271,998
CACI International, Inc., Class A*	11,444	592,685
Cadence Design Systems, Inc.*	82,825	1,065,544
Fusion-io, Inc.(a)*	9,786	296,222
IHS, Inc., Class A*	5,450	530,557
Jack Henry & Associates, Inc.	7,900	299,410
Maxwell Technologies, Inc.(a)*	18,600	151,032
MICROS Systems, Inc.*	3,960	194,515
Mitek Systems, Inc.(a)*	24,602	79,464
NetApp, Inc.*	15,525	510,462
Riverbed Technology, Inc.*	10,950	254,807
Seagate Technology PLC	15,600	483,600
Stratasys, Inc.(a)*	8,368	455,219
Teradata Corp.*	2,200	165,902
Western Digital Corp.	11,300	437,649

		5,789,066

Office/Business Equipment — 0.1%
Xerox Corp.	19,000	139,460

Semiconductors — 3.0%
Altera Corp.	5,900	200,511
ARM Holdings PLC ADR(a)	22,781	637,412
Avago Technologies Ltd.	12,100	421,866
Broadcom Corp., Class A	17,500	605,150
Cabot Microelectronics Corp.	10,170	357,374
Cavium, Inc.(a)*	38,980	1,299,203
Cypress Semiconductor Corp.	28,141	301,672
Fairchild Semiconductor International, Inc.*	16,000	209,920
Inphi Corp.*	42,860	456,888
Integrated Silicon Solution, Inc.*	24,845	230,065

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Semiconductors (Continued)
International Rectifier Corp.*	2,474	$41,291
Intersil Corp., Class A	64,766	566,703
KLA-Tencor Corp.	3,700	176,509
Marvell Technology Group Ltd.	26,400	241,560
Maxim Integrated Products, Inc.	5,900	157,058
NXP Semiconductor N.V.(a)*	10,425	260,729
Power Integrations, Inc.	11,880	361,508
Semtech Corp.*	26,335	662,325
Skyworks Solutions, Inc.*	24,300	572,630
Teradyne, Inc.*	13,000	184,860

		7,945,234

Software — 4.0%
Akamai Technologies, Inc.*	5,800	221,908
American Software, Inc., Class A	42,896	350,031
athenahealth, Inc.(a)*	15,507	1,423,077
Autodesk, Inc.*	4,500	150,165
Blackbaud, Inc.	19,670	470,506
CA, Inc.	15,300	394,205
Cerner Corp.*	1,900	147,079
Citrix Systems, Inc.*	2,260	173,048
CommVault Systems, Inc.*	1,935	113,585
Concur Technologies, Inc.*	7,875	580,624
Digi International, Inc.*	33,380	339,141
Ebix, Inc.(a)	36,244	855,721
Fidelity National Information Services, Inc.	11,975	373,859
Greenway Medical Technologies*	12,086	206,671
InnerWorkings, Inc.(a)*	38,540	501,791
Intuit, Inc.	5,980	352,102
Medidata Solutions, Inc.*	3,195	132,593
Pegasystems, Inc.(a)	9,619	279,336
QLIK Technologies, Inc.*	28,586	640,612
Salesforce.com, Inc.*	6,200	946,678
SciQuest, Inc.*	21,265	387,023
ServiceNow, Inc.(a)*	950	36,746
Ultimate Software Group, Inc.*	12,750	1,301,775
Verint Systems, Inc.(a)*	12,576	345,085

		10,723,361

TOTAL TECHNOLOGY (cost $19,643,018)		24,597,121

UTILITIES — 3.4%
Electric — 2.8%
American Electric Power Co., Inc.	11,400	500,916
Avista Corp.	2,900	74,646
Calpine Corp.*	17,725	306,642

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
UTILITIES (Continued)
Electric (Continued)
Cleco Corp.	15,275	$641,245
CMS Energy Corp.	32,500	765,375
El Paso Electric Co.	11,000	376,750
Empire District Electric Co.	20,930	451,041
Entergy Corp.	8,800	609,840
Portland General Electric Co.	70,564	1,908,051
PPL Corp.	13,500	392,175
Public Service Enterprise Group, Inc.	20,300	653,254
TECO Energy, Inc.	9,800	173,852
UNS Energy Corp.	11,800	493,948

		7,347,735

Gas — 0.5%
Atmos Energy Corp.	17,475	625,430
NiSource, Inc.	33,000	840,840

		1,466,270

Water — 0.1%
American Water Works Co., Inc.	7,275	269,612

TOTAL UTILITIES (cost $8,093,623)		9,083,617

TOTAL COMMON STOCK (cost $213,713,604)		247,012,406

INVESTMENT FUNDS — 13.7%
Cash Collateral Pool — 9.0%
ABA Members Collateral Fund(d)	24,295,666	23,964,298

Collective Investment Funds — 4.7%
SSgA S&P MidCap Index Non-Lending Series Fund, Class A	326,658	12,347,662

TOTAL INVESTMENT FUNDS (cost $36,218,783)		36,311,960

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Units	Value
SHORT-TERM INVESTMENTS — 2.6%
Affiliated Funds — 2.6%
Northern Trust Global Investments - Collective Short-Term Investment Fund(e)	6,873,952	$6,873,952

TOTAL SHORT-TERM INVESTMENTS (cost $6,873,952)		6,873,952

TOTAL INVESTMENTS — 109.5% (cost $256,806,339)		290,198,318
Liabilities Less Other Assets - (9.5)%		(25,117,719)

NET ASSETS—100.0%		$265,080,599

(a)	All or a portion of security is on loan.
(b)	Security is delisted and being valued as level 3 position.
(c)	Security is exempt from registration under rule 144A of the securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors.
(d)	Represents security purchased with cash collateral received for securities on loan.
(e)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR - American Depository Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited		December 31, 2011
Assets
Investments, at value (cost $129,097,442 and $135,743,316, respectively)	$134,779,630	(a)	$130,246,755	(b)
Investments in collective investment funds, at value (cost $10,826,178 and $12,799,577, respectively)	11,264,259		12,443,938
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short-Term Investment Fund (cost $3,617,129 and $4,059,329 and units of 3,617,129 and 4,059,329, respectively)	3,617,129		4,059,329
Foreign currency, at value (cost $862,922 and $252,967, respectively)	865,868		252,216
Receivable for investments sold	1,863,975		550,909
Receivable for fund units sold	651		190,244
Interest and dividends receivable	333,302		219,848
Unrealized appreciation of forward currency exchange contracts	7,425		—
Tax reclaims receivable	492,510		316,123
Other assets	9,400		5,782

Total assets	153,234,149		148,285,144

Liabilities
Due to custodian	50		—
Payable for cash collateral received on securities loaned	4,424,746		5,118,463
Payable for investments purchased	1,990,606		1,909,294
Payable for fund units redeemed	45,909		—
Unrealized depreciation of forward currency exchange contracts	6,311		—
Investment advisory fee payable	58,380		59,455
ING—program fee payable	61,245		62,863
Trustee, management and administration fees payable	10,378		11,128
ABA Retirement Funds—program fee payable	8,465		9,020
Other accruals	44,132		62,740

Total liabilities	6,650,222		7,232,963

Net Assets (equivalent to $27.32 and $24.41 per unit based on 5,365,312 and 5,779,527 units outstanding, respectively)	$146,583,927		$141,052,181

(a)	Includes securities on loan with a value of $4,216,178 (See Note 5).
(b)	Includes securities on loan with a value of $4,876,357.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income
Dividends (net of foreign tax expense of $27,346, $72,770, $177,328 and $ 281,972, respectively)	$979,440	$1,060,625	$3,888,855	$4,412,384
Interest—affiliated issuers	6,905	1,383	10,962	6,074
Securities lending income, net	8,713	15,642	34,083	71,339

Total investment income	995,058	1,077,650	3,933,900	4,489,797

Expenses
ING—program fee	180,958	218,270	556,172	679,308
Trustee, management and administration fees	31,404	37,752	96,451	115,913
Investment advisory fee	171,508	197,651	518,840	622,960
ABA Retirement Funds—program fee	25,577	30,826	78,653	94,854
Legal and audit fees	12,868	13,140	33,307	40,715
Compliance consultant fees	1,597	6,902	13,588	21,386
Reports to unitholders	—	1,110	1,439	3,438
Registration fees	9,116	9,166	23,122	28,400
Other fees	591	2,433	6,053	6,228

Total expenses	433,619	517,250	1,327,625	1,613,202

Less: Expense reimbursement	(4,151)	—	(15,099)	—

Net expenses	429,468	517,250	1,312,526	1,613,202

Net investment income (loss)	565,590	560,400	2,621,374	2,876,595

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	254,385	(282,110)	1,796,771	6,385,721
Foreign currency transactions	1,059	53,436	(40,745)	158,769

Net realized gain (loss)	255,444	(228,674)	1,756,026	6,544,490

Change in net unrealized appreciation (depreciation) on:
Investments	10,407,186	(33,205,777)	11,972,469	(33,089,599)
Foreign currency transactions	14,227	(76,171)	(372)	(95,091)

Change in net unrealized appreciation (depreciation)	10,421,413	(33,281,948)	11,972,097	(33,184,690)

Net realized and unrealized gain (loss)	10,676,857	(33,510,622)	13,728,123	(26,640,200)

Net increase (decrease) in net assets resulting from operations	$11,242,447	$(32,950,222)	$16,349,497	$(23,763,605)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$2,621,374
Net realized gain (loss) from investments and foreign currency transactions	1,756,026
Change in net unrealized appreciation (depreciation)	11,972,097

Net increase (decrease) in net assets resulting from operations	16,349,497

From unitholder transactions
Proceeds from units issued	14,606,718
Cost of units redeemed	(25,424,469)

Net increase (decrease) in net assets from unitholder transactions	(10,817,751)

Net increase (decrease) in net assets	5,531,746
Net Assets
Beginning of period	141,052,181

End of period	$146,583,927

Number of units
Outstanding-beginning of period	5,779,527
Issued	563,506
Redeemed	(977,721)

Outstanding-end of period	5,365,312

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$0.18	$0.18	$0.71	$0.73
Expenses†,††	(0.08)	(0.09)	(0.24)	(0.26)

Net investment income (loss)	0.10	0.09	0.47	0.47
Net realized and unrealized gain (loss)	1.98	(5.57)	2.44	(4.47)

Net increase (decrease) in unit value	2.08	(5.48)	2.91	(4.00)
Net asset value at beginning of period	25.24	28.78	24.41	27.30

Net asset value at end of period	$27.32	$23.30	$27.32	$23.30

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.20%	1.31%	1.22%	1.28%
Ratio of net investment income (loss) to average net assets*	1.59%	1.42%	2.43%	2.28%
Portfolio turnover**,†††	13%	13%	90%	35%
Total return**	8.24%	(19.04)%	11.92%	(14.65)%
Net assets at end of period (in thousands)	$146,584	$138,149	$146,584	$138,149

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK — 91.5%
Argentina — 0.1%
MercadoLibre, Inc.	1,443	$119,120

Australia — 2.8%
Arrium Ltd.	122,500	68,434
Ausdrill Ltd.(a)	42,800	127,849
Bank of Queensland Ltd.	11,700	91,920
BHP Billiton Ltd.	16,443	563,183
Coca-Cola Amatil Ltd.	13,038	182,686
Commonwealth Bank of Australia	1,287	74,175
Downer EDI Ltd.*	39,700	146,106
Goodman Fielder Ltd.	136,800	70,039
GrainCorp Ltd., Class A	13,636	126,619
Incitec Pivot Ltd.	174,541	536,296
Lend Lease Group	21,500	174,320
Macquarie Group Ltd.	8,200	240,663
Metcash Ltd.(a)	51,500	188,487
National Australia Bank Ltd.	15,800	416,136
Pacific Brands Ltd.	191,000	120,770
Rio Tinto Ltd.	7,046	386,415
St. Barbara Ltd.(a)*	59,600	133,437
Wesfarmers Ltd.	5,949	211,264
Westpac Banking Corp.	8,600	220,805

		4,079,604

Austria — 0.3%
OMV A.G.	8,100	283,881
Voestalpine A.G.	3,900	117,185

		401,066

Belgium — 1.2%
AGFA-Gevaert N.V.*	23,000	38,432
Anheuser-Busch InBev N.V.	15,345	1,312,673
Delhaize Group S.A.	3,900	150,738
KBC Groep N.V.	4,400	106,167
Umicore S.A.	3,080	161,508

		1,769,518

Brazil — 1.3%
B.R. Malls Participacoes S.A.	10,400	144,412
Banco Bradesco S.A.	31,680	413,649
Tractebel Energia S.A.	35,100	553,185
WEG S.A.	63,700	747,527

		1,858,773

Canada — 3.2%
Agrium, Inc.(a)	5,955	616,104
Bank of Nova Scotia	1,117	61,260

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust CollectiveTrust

International All Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Canada (Continued)
Brookfield Asset Management, Inc., Class A	13,471	$464,884
Canadian National Railway Co.	1,786	158,025
Canadian Natural Resources Ltd.	16,080	496,058
Cenovus Energy, Inc.	4,900	170,998
Encana Corp.	15,810	346,219
Goldcorp, Inc.	2,632	120,843
Kinross Gold Corp.	49,090	502,303
Lundin Mining Corp.*	74,690	381,365
Talisman Energy, Inc.	41,940	560,529
Toronto-Dominion Bank	6,175	514,959
West Fraser Timber Co. Ltd.	1,266	72,033
Yamana Gold, Inc.	9,870	188,616

		4,654,196

Chile — 0.4%
Cencosud S.A.	110,771	670,954

China — 1.0%
Baidu, Inc. ADR*	1,886	220,323
China Telecom Corp. Ltd., Class H	1,678,000	971,279
NetEase, Inc. ADR*	3,965	222,595

		1,414,197

Denmark — 1.3%
Carlsberg A/S, Class B	3,875	343,612
Chr Hansen Holding A/S	7,099	213,463
Coloplast A/S, Class B	1,138	237,079
Novo Nordisk A/S, Class B	5,767	910,258
Pandora A/S	13,500	184,308

		1,888,720

Finland — 0.2%
Huhtamaki OYJ	10,600	169,144
Kone OYJ, Class B(a)	1,422	98,620

		267,764

France — 6.5%
Air Liquide S.A.	2,505	311,158
Alstom S.A.	8,170	287,565
Arkema S.A.	3,846	361,292
AXA S.A.	14,600	218,173
BNP Paribas S.A.	22,838	1,091,582
Bouygues S.A.	6,061	148,438
Carrefour S.A.	17,880	371,734
Cie Generale d’Optique Essilor International S.A.	2,397	224,781
Ciments Francais S.A.	1,500	88,574
Credit Agricole S.A.(a)*	23,900	165,979
Dassault Systemes S.A.	3,847	405,273
Iliad S.A.	731	119,129

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
France (Continued)
Ingenico	2,750	$141,506
L’Oreal S.A.	5,883	728,808
Pernod-Ricard S.A.	4,104	461,203
Publicis Groupe S.A.	2,696	151,163
Sanofi	17,130	1,463,442
Schneider Electric S.A.	2,396	142,315
SCOR S.E.	7,700	198,386
SES S.A.	3,946	107,492
Societe Generale S.A.*	3,035	86,568
Societe Television Francaise 1	14,500	121,074
Technip S.A.	5,514	615,266
Total S.A.	19,190	954,515
Vivendi S.A.	20,355	397,999
Zodiac Aerospace	2,255	219,977

		9,583,392

Germany — 7.0%
Adidas A.G.	6,192	508,520
Allianz S.E. (Registered)	7,250	863,289
BASF S.E.	8,598	726,529
Bayerische Motoren Werke A.G.	5,984	438,704
Brenntag A.G.	2,038	261,228
Daimler A.G. (Registered)	12,300	596,608
Deutsche Bank A.G. (Registered)	5,800	229,544
Deutsche Boerse A.G.	14,321	793,123
Deutsche Post A.G. (Registered)	5,628	110,034
E.ON A.G.	32,101	762,902
Fresenius Medical Care A.G. & Co. KGaA	2,005	147,163
Fresenius S.E. & Co. KGaA	4,434	515,221
HeidelbergCement A.G.	1,465	76,917
Infineon Technologies A.G.	6,076	38,555
Kabel Deutschland Holding A.G.*	4,634	331,089
Lanxess A.G.	3,700	307,171
Merck KGaA	700	86,398
Metro A.G.	5,700	170,623
Muenchener Rueckversicherungs A.G. (Registered)	2,808	438,776
RWE A.G.	4,200	188,245
SAP A.G.	12,820	909,108
Siemens A.G. (Registered)	7,110	710,037
Symrise A.G.	17,370	588,518
Volkswagen A.G.	2,800	468,928

		10,267,230

Greece — 0.5%
Coca Cola Hellenic Bottling Co. S.A. ADR	35,840	666,624

The accompanying notes are an integral par tof these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Greece (Continued)
Public Power Corp. S.A.*	14,200	$65,305

		731,929

Hong Kong — 2.6%
AIA Group Ltd.	367,400	1,363,916
ASM Pacific Technology Ltd.	29,500	348,962
Cheung Kong Holdings Ltd.	27,891	407,563
China Mobile Ltd.	21,000	232,179
Citic Pacific Ltd.	79,000	94,447
First Pacific Co. Ltd.	142,000	154,114
Hong Kong & China Gas Co. Ltd.	174,030	440,463
Johnson Electric Holdings Ltd.	294,500	192,445
Kingboard Chemical Holdings Ltd.	45,500	108,910
Link REIT	17,798	84,333
Singamas Container Holdings Ltd.	568,000	138,505
Yue Yuen Industrial Holdings Ltd.	56,500	190,091

		3,755,928

India — 0.8%
Infosys Ltd. ADR(a)	25,735	1,249,177

Indonesia — 0.4%
Bank Rakyat Indonesia Persero Tbk PT	234,500	181,541
Telekomunikasi Indonesia Persero Tbk PT	148,500	145,993
Telekomunikasi Indonesia Persero Tbk PT ADR(a)	5,825	226,767

		554,301

Ireland — 1.3%
Covidien PLC	13,600	808,112
Experian PLC	27,594	459,185
James Hardie Industries S.E.	18,976	170,424
Kerry Group PLC, Class A	2,823	144,392
WPP PLC	23,920	325,692

		1,907,805

Israel — 0.5%
Bank Hapoalim BM*	41,600	148,223
Check Point Software Technologies Ltd.*	8,602	414,272
Israel Discount Bank Ltd., Class A*	99,840	119,349

		681,844

Italy — 1.3%
Enel S.p.A.	96,300	341,400
Eni S.p.A.(a)	28,194	618,623
Finmeccanica S.p.A.(a)*	20,300	96,767
Luxottica Group S.p.A.	2,987	105,420
Pirelli & C. S.p.A.	8,918	96,359
Prada S.p.A.	27,100	201,285
Saipem S.p.A.	6,040	290,998

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Italy (Continued)
Telecom Italia S.p.A.	161,800	$162,592

		1,913,444

Japan — 12.4%
Amada Co. Ltd.	50,446	220,862
Aozora Bank Ltd.	64,000	195,881
Bank of Yokohama Ltd.	168,508	797,944
COMSYS Holdings Corp.	7,900	110,193
Daito Trust Construction Co. Ltd.	3,600	362,030
FANUC Corp.	3,400	547,595
Fast Retailing Co. Ltd.	800	185,304
Fuji Seal International, Inc.	11,500	238,162
Geo Holdings Corp.	200	229,052
Heiwa Corp.	7,200	120,385
Hitachi Ltd.	16,000	88,906
Inpex Corp.	87	515,363
Japan Tobacco, Inc.	10,700	320,687
JFE Holdings, Inc.	17,420	229,648
J-Oil Mills, Inc.	51,000	141,783
Kaken Pharmaceutical Co. Ltd.	19,000	283,720
KDDI Corp.	6,000	464,891
Keihin Corp.	6,000	69,929
Keiyo Bank Ltd.	31,000	141,489
Kissei Pharmaceutical Co. Ltd.	6,500	115,995
Kubota Corp.	11,000	111,273
Lawson, Inc.	2,000	153,683
Marubeni Corp.	44,000	280,566
Matsumotokiyoshi Holdings Co. Ltd.(a)	8,900	219,702
Miraca Holdings, Inc.	2,400	107,703
Mitsubishi Corp.	43,163	784,157
Mitsubishi Heavy Industries Ltd.	30,000	129,849
Mizuho Financial Group, Inc.	98,200	158,961
Morinaga Milk Industry Co. Ltd.	52,000	177,240
MS&AD Insurance Group Holdings	25,956	446,155
Murata Manufacturing Co. Ltd.	3,500	186,191
Nichii Gakkan Co.	17,400	167,379
Nihon Kohden Corp.	4,100	142,256
Nikon Corp.	14,200	390,394
Nintendo Co. Ltd.	3,281	412,576
Nippon Electric Glass Co. Ltd.	14,000	76,787
Nippon Flour Mills Co. Ltd.	49,000	218,445
Nippon Telegraph & Telephone Corp.	9,000	427,067
Nippon Television Network Corp.	16,000	234,754
Nishi-Nippon City Bank Ltd.	76,000	176,168
Nissan Shatai Co. Ltd.	9,600	107,472
NKSJ Holdings, Inc.	26,245	513,424

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/ Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
NS Solutions Corp.	6,800	$143,325
NTT DoCoMo, Inc.	200	324,353
ORIX Corp.	8,750	877,396
Otsuka Holdings Co. Ltd.	10,000	310,063
Rakuten, Inc.	25,300	257,431
Rohto Pharmaceutical Co. Ltd.	5,000	75,527
Sankyu, Inc.	46,000	173,781
Sapporo Hokuyo Holdings, Inc.	49,500	142,082
Sega Sammy Holdings, Inc.	8,500	160,855
Shionogi & Co. Ltd.	19,500	296,967
SMC Corp.	2,915	469,571
Softbank Corp.	15,400	623,326
Sugi Holdings Co. Ltd.	7,868	276,242
Sumitomo Corp.	18,700	252,155
Sumitomo Mitsui Trust Holdings, Inc.	213,454	633,976
Suzuki Motor Corp.	36,405	706,231
THK Co. Ltd.	23,422	356,903
Toagosei Co. Ltd.	53,000	199,564
Toho Holdings Co. Ltd.	9,000	183,736
Toyota Motor Corp.	11,900	466,916
Unicharm Corp.	4,100	235,394

		18,167,815

Macau — 0.1%
Sands China Ltd.	32,400	120,304

Malaysia — 1.5%
Axiata Group Bhd.	938,700	1,994,163
Public Bank Bhd. (Registered)	46,200	217,314

		2,211,477

Mexico — 0.6%
Grupo Televisa S.A.B. ADR	37,393	879,109

Netherlands — 3.0%
ASML Holding N.V.	5,296	283,910
Gemalto N.V.(a)	2,658	234,142
Heineken N.V.	15,045	898,545
ING Groep N.V. - CVA*	29,600	235,310
Koninklijke Ahold N.V.	29,700	372,327
Koninklijke Vopak N.V.	3,571	251,126
Mediq N.V.	10,700	177,504
Royal Dutch Shell PLC, Class B	41,690	1,482,856
Unilever N.V. - CVA	14,215	503,570

		4,439,290

Norway — 1.1%
DnB ASA	17,500	215,211
Norsk Hydro ASA	75,020	352,523

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Norway (Continued)
Petroleum Geo-Services ASA	3,727	$61,896
Statoil ASA	22,916	592,715
Telenor ASA	10,468	204,298
Yara International ASA	3,300	165,720

		1,592,363

Peru — 0.1%
Credicorp Ltd.	1,747	218,864

Philippines — 0.5%
Philippine Long Distance Telephone Co.	1,275	84,978
Philippine Long Distance Telephone Co. ADR	10,048	663,269

		748,247

Poland — 0.8%
Telekomunikacja Polska S.A.	225,084	1,156,458

Portugal — 0.1%
Jeronimo Martins SGPS S.A.	6,958	116,219

Singapore — 0.7%
DBS Group Holdings Ltd.	20,000	233,594
Golden Agri-Resources Ltd.(a)	1,020,399	546,455
SembCorp Marine Ltd.(a)	18,000	72,563
United Overseas Bank Ltd.	10,000	159,667

		1,012,279

South Africa — 4.2%
AngloGold Ashanti Ltd.	17,573	616,837
Aspen Pharmacare Holdings Ltd.	40,392	694,117
Discovery Holdings Ltd.	21,233	141,635
FirstRand Ltd.	56,375	188,946
Impala Platinum Holdings Ltd.	25,684	429,260
MTN Group Ltd.	36,192	696,803
Shoprite Holdings Ltd.	13,472	272,534
Standard Bank Group Ltd.	95,389	1,210,976
Tiger Brands Ltd.	57,696	1,895,407

		6,146,515

South Korea — 2.9%
E-Mart Co. Ltd.	1,772	386,502
LG Electronics, Inc.	4,356	268,799
NHN Corp.	2,944	767,538
Samsung Electronics Co. Ltd.	753	906,561
Samsung Fire & Marine Insurance Co. Ltd.	7,338	1,574,111
Shinhan Financial Group Co. Ltd.	8,960	302,689

		4,206,200

Spain — 1.1%
Banco Bilbao Vizcaya Argentaria S.A.(a)	16,400	129,672
Banco Santander S.A.*	30,500	228,501

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust CollectiveTrust

International All Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Spain (Continued)
Grifols S.A.*	8,128	$268,743
Inditex S.A.	6,338	786,857
Repsol S.A.	8,500	165,446
Telefonica S.A.	5,600	74,675

		1,653,894

Sweden — 2.1%
Atlas Copco AB, Class A	22,828	534,794
Billerud AB(a)	16,000	149,490
Boliden AB(a)	13,400	224,310
Electrolux AB, Class B	7,921	196,111
Elekta AB, Class B(a)	11,580	153,117
Millicom International Cellular S.A. SDR	5,009	465,066
Saab AB, Class B	11,000	211,336
Swedbank AB, Class A	2,478	46,611
Telefonaktiebolaget LM Ericsson, Class B	69,190	631,058
Trelleborg AB, Class B	22,400	252,746
Volvo AB, Class B(a)	10,785	151,851

		3,016,490

Switzerland — 7.7%
Adecco S.A. (Registered)	1,176	56,140
Baloise Holding A.G. (Registered)	3,300	259,897
BKW A.G.	400	14,737
Clariant A.G. (Registered)(a)	1,000	11,928
Credit Suisse Group A.G. (Registered)	14,100	299,885
Foster Wheeler A.G.*	20,902	500,812
Geberit A.G. (Registered)	1,528	332,921
Georg Fischer A.G. (Registered)	500	177,334
Glencore International PLC	81,323	452,111
Holcim Ltd. (Registered)	17,315	1,102,667
Lindt & Spruengli A.G. (Registered)	5	180,681
Nestle S.A. (Registered)	23,141	1,459,831
Noble Corp.	13,060	467,287
Novartis A.G. (Registered)	19,068	1,167,139
OC Oerlikon Corp. A.G. (Registered)	8,000	77,117
Partners Group Holding A.G.	1,678	349,299
Petroplus Holdings A.G.(a)(b)(c)*	12,100	—
Roche Holding A.G. (Genusschein)	7,829	1,462,570
Swiss Life Holding A.G. (Registered)	1,400	167,148
Swiss Re A.G.	5,100	328,189
Syngenta A.G. (Registered)	2,228	832,645
UBS A.G. (Registered)	30,310	369,937
Valora Holding A.G. (Registered)	1,000	177,695
Wolseley PLC	7,492	320,580
Xstrata PLC	22,551	349,961

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
Switzerland (Continued)
Zurich Insurance Group A.G.	1,800	$448,206

		11,366,717

Taiwan — 2.2%
Chunghwa Telecom Co. Ltd.	102,200	327,400
Delta Electronics, Inc.	189,000	728,077
Taiwan Semiconductor Manufacturing Co. Ltd.	526,000	1,602,791
Uni-President Enterprises Corp.	309,478	547,409

		3,205,677

Thailand — 0.7%
Kasikornbank PCL (Registered)	145,000	857,386
Siam Commercial Bank PCL (Registered)	43,100	238,691

		1,096,077

Turkey — 0.3%
Akbank T.A.S.	97,476	385,630

United Kingdom — 15.7%
Admiral Group PLC	2,103	35,854
Aggreko PLC	6,364	238,326
Anglo American PLC	15,371	452,484
Antofagasta PLC	12,975	265,631
Aon PLC	3,637	190,179
ARM Holdings PLC	48,010	447,691
AstraZeneca PLC	12,800	611,500
Aviva PLC	27,600	142,620
Babcock International Group PLC	18,700	280,395
BAE Systems PLC	83,600	440,106
Barclays PLC	85,000	295,881
Berkeley Group Holdings PLC*	11,097	252,333
BG Group PLC	30,466	616,915
BP PLC	69,100	487,726
BP PLC ADR	11,130	471,467
British American Tobacco PLC	15,991	822,243
BT Group PLC	125,800	469,231
Burberry Group PLC	17,082	277,370
Cable & Wireless Communications PLC	318,700	185,922
Capita PLC	13,829	173,269
Carnival PLC	3,895	143,915
Compass Group PLC	40,064	443,109
Cookson Group PLC	17,600	170,423
Debenhams PLC	134,100	222,187
Diageo PLC	41,120	1,157,805
Firstgroup PLC	42,200	163,866
GlaxoSmithKline PLC	55,603	1,282,650
Hiscox Ltd.	14,659	115,277
Home Retail Group PLC	44,500	64,250

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
HSBC Holdings PLC	39,100	$362,817
HSBC Holdings PLC	6,400	59,925
InterContinental Hotels Group PLC	19,029	499,169
Intertek Group PLC	3,848	170,582
John Wood Group PLC	22,050	286,990
Johnson Matthey PLC	9,939	388,226
Kazakhmys PLC	16,500	185,553
Legal & General Group PLC	154,100	329,292
Lloyds Banking Group PLC*	132,823	83,689
Marks & Spencer Group PLC	54,000	311,564
Morgan Crucible Co. PLC	27,400	117,230
Old Mutual PLC	87,062	239,672
Pearson PLC	19,787	387,201
Petrofac Ltd.	3,951	102,070
Rolls-Royce Holdings PLC	32,433	442,629
SABMiller PLC	38,673	1,701,355
Standard Chartered PLC	35,148	796,170
TalkTalk Telecom Group PLC	53,045	159,024
Telecity Group PLC	17,897	259,060
Thomas Cook Group PLC*	66,400	18,800
Trinity Mirror PLC*	75,700	62,033
Tullow Oil PLC	3,516	77,990
Unilever PLC	43,070	1,568,712
Vodafone Group PLC	137,344	390,893
Vodafone Group PLC ADR	31,860	907,851
Weir Group PLC	11,037	316,096
WH Smith PLC	29,500	308,280
Whitbread PLC	4,216	154,820
Willis Group Holdings PLC	24,230	894,572
WM Morrison Supermarkets PLC	88,000	405,830
WS Atkins PLC	16,000	188,556

		23,097,276

United States — 1.0%
Boart Longyear Ltd.	28,700	48,450
Bunge Ltd.	7,170	480,749
Philip Morris International, Inc.	6,280	564,823
Schlumberger Ltd.	6,240	451,339

		1,545,361

TOTAL COMMON STOCK (cost $128,718,745)		134,151,224

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
PREFERRED STOCK — 0.4%
Germany — 0.4%
Henkel A.G. & Co. KGaA	6,990	$556,295
ProSiebenSat. 1 Media A.G.	2,857	72,111

TOTAL PREFERRED STOCK (cost $378,697)		628,406

Total (cost $129,097,442)		134,779,630

INVESTMENT FUNDS — 7.7%
Cash Collateral Pool — 3.0%
ABA Members Collateral Fund(d)	4,424,746	4,364,398

Collective Investment Funds — 4.7% iShares MSCI Emerging Markets Index(e)	536,328	6,899,861

TOTAL INVESTMENT FUNDS (cost $10,826,178)		11,264,259

	Units	Value
SHORT-TERM INVESTMENTS — 2.5%
Affiliated Funds — 2.5%
Northern Trust Global Investments - Collective Short-Term Investment Fund(f)	3,617,129	$3,617,129

TOTAL SHORT-TERM INVESTMENTS (cost $3,617,129)		3,617,129

TOTAL INVESTMENTS — 102.1% (cost $143,540,749)		149,661,018
Liabilities Less Other Assets - (2.1)%		(3,077,091)

NET ASSETS — 100.0%		$146,583,927

(a)	All or a portion of security is on loan.
(b)	Security is delisted and being valued as level 3 position.
(c)	Security has been deemed worthless by the Northern Trust Investments Valuation Committee.
(d)	Represents security purchased with cash collateral received for securities on loan.
(e)	This fund is a regulated investment company (RIC).
(f)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR - American Depositary Receipt

CVA - Certificaten Van Aandelen

MSCI - Morgan Stanley Capital International

SDR - Swedish Depository Receipts

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

As of September 30, 2012, the International All Cap Equity Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Mellon Bank Pittsburgh	South African Rand	147,537	$ 17,845	10/01/12	$ (126)
Purchase	Mellon Bank Pittsburgh	South African Rand	296,048	35,988	10/02/12	(432)
Purchase	Mellon Bank Pittsburgh	South African Rand	412,382	50,135	10/04/12	(635)
Sale	State Street Boston	Japanese Yen	33,682,000	428,491	12/14/12	(3,443)
Sale	Morgan Stanley & Co., Inc.	Euro	393,000	512,898	12/17/12	7,425
Sale	Mellon Bank Pittsburgh	Great Britian Pound	743,000	1,197,844	12/18/12	(1,675)

						$ 1,114

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statement of Assets and Liabilities

September 30, 2012 Unaudited
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
International All Cap Equity Fund (cost $826,338 and units of 32,054)	$875,766
Large Cap Equity Fund (cost $505,137 and units of 32,711)	535,028
Small Mid Cap Equity Fund (cost $70,810 and units of 4,135)	73,724
Receivable for fund units sold	1,103

Total assets	1,485,621

Due to custodian	10

Total liabilities	10

Net Assets (equivalent to $16.59 per unit based on 89,545 units outstanding)	$1,485,611

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period January 17, 2012(a) to September 30, 2012
Investment income
Interest—affiliated issuers	$—	$7

Total investment income	—	7

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
International All Cap Equity Fund	260	(2,432)
Large Cap Equity Fund	200	1,451
Small-Mid Cap Equity Fund	13	(146)

Net realized gain (loss)	473	(1,127)

Change in net unrealized appreciation (depreciation) on:
Investments	96,158	82,233

Change in net unrealized appreciation (depreciation)	96,158	82,233

Net realized and unrealized gain (loss)	96,631	81,106

Net increase (decrease) in net assets resulting from operations	$96,631	$81,113

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statement of Changes in Net Assets

Unaudited

For the period January 17, 2012(a) to September 30, 2012
From operations
Net investment income (loss)	$7
Net realized gain (loss)	(1,127)
Change in net unrealized appreciation (depreciation)	82,233

Net increase (decrease) in net assets resulting from operations	81,113

From unitholder transactions
Proceeds from units issued	1,543,919
Cost of units redeemed	(139,421)

Net increase (decrease) in net assets from unitholder transactions	1,404,498

Net increase (decrease) in net assets	1,485,611
Net Assets
Beginning of period	—

End of period	$1,485,611

Number of units
Outstanding-beginning of period	—
Issued	98,728
Redeemed	(9,183)

Outstanding-end of period	89,545

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period January 17, 2012(a) to September 30, 2012
Net investment income (loss)	$—	$— (b)
Net realized and unrealized gain (loss)	1.13	1.59

Net increase (decrease) in unit value	1.13	1.59
Net asset value at beginning of period	15.46	15.00

Net asset value at end of period	$16.59	$16.59

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,†	0.00%	0.00%
Ratio of net investment income (loss) to average net assets(c)*	0.00%	0.00%
Portfolio turnover(d)**	1%	18%
Total return**	7.31%	10.60%
Net assets at end of period (in thousands)	$1,486	$1,486

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
(c)	Does not reflect net investment income from the portion of the Fund invested in the International All Cap Equity Fund, Large Cap Equity Fund, and Small-Mid Cap Equity Fund which retain all net investment income and make no distributions.
(d)	With respect to the portion of the Fund’s assets invested in International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund, portfolio turnover reflects purchases and sales of the International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds, including International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund in which the Fund invests a portion of its assets. The estimated acquired fund fees which are incurred directly by the underlying fund were 1.146% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 99.9%
Collective Investment Funds — 99.9%
International All Cap Equity Fund	32,054	$875,766
Large Cap Equity Fund	32,711	535,028
Small-Mid Cap Equity Fund	4,135	73,724

TOTAL INVESTMENT FUNDS (cost $1,402,285)		1,484,518

TOTAL INVESTMENTS — 99.9%
(cost $1,402,285)		1,484,518
Other Assets Less Liabilities - 0.1%		1,093

NET ASSETS—100.0%		$1,485,611

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $87,392,238 and $75,820,526 and units of 7,670,143 and 6,843,396, respectively)	$96,091,548	$82,462,925
Receivable for investments sold	24,194	—
Receivable for fund units sold	—	140,514
Other assets	6,489	2,990

Total assets	96,122,231	82,606,429

Liabilities
Payable for investments purchased	—	140,514
Payable for fund units redeemed	24,194	—
Investment advisory fee payable	9,486	7,817
ING—program fee payable	41,279	34,119
Trustee, management and administration fees payable	7,009	6,032
ABA Retirement Funds—program fee payable	5,710	4,895
Payable for legal and audit services	6,828	10,283
Payable for compliance consultant fees	8,203	—	(a)
Payable for reports to unitholders	1,045	—	(b)
Other accruals	13,141	16,375

Total liabilities	116,895	220,035

Net Assets (equivalent to $13.62 and $13.18 per unit based on 7,046,960 and 6,251,267 units outstanding, respectively)	$96,005,336	$82,386,394

(a)	Payable for compliance consultant fees is included in other accruals.
(b)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	121,225	89,471	346,193	241,456
Trustee, management and administration fees	21,138	15,466	60,137	41,231
Investment advisory fee	9,829	7,139	27,474	19,320
ABA Retirement Funds—program fee	17,216	12,626	48,949	33,732
Legal and audit fees	8,512	5,797	20,876	15,058
Compliance consultant fees	1,999	3,045	9,278	7,909
Reports to unitholders	45	490	918	1,272
Registration fees	5,503	4,042	14,005	10,502
Other fees	1,228	732	2,980	1,900

Total expenses	186,695	138,808	530,810	372,380

Less: Expense reimbursement	(2,771)	—	(9,122)	—

Net expenses	183,924	138,808	521,688	372,380

Net investment income (loss)	(183,924)	(138,808)	(521,688)	(372,380)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	523,318	255,814	1,455,990	556,796

Net realized gain (loss)	523,318	255,814	1,455,990	556,796

Change in net unrealized appreciation (depreciation) on:
Investments	926,876	2,333,095	2,056,911	3,609,176

Change in net unrealized appreciation (depreciation)	926,876	2,333,095	2,056,911	3,609,176

Net realized and unrealized gain (loss)	1,450,194	2,588,909	3,512,901	4,165,972

Net increase (decrease) in net assets resulting from operations	$1,266,270	$2,450,101	$2,991,213	$3,793,592

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$(521,688)
Net realized gain (loss)	1,455,990
Change in net unrealized appreciation (depreciation)	2,056,911

Net increase (decrease) in net assets resulting from operations	2,991,213

From unitholder transactions
Proceeds from units issued	31,665,621
Cost of units redeemed	(21,037,892)

Net increase (decrease) in net assets from unitholder transactions	10,627,729

Net increase (decrease) in net assets	13,618,942
Net Assets
Beginning of period	82,386,394

End of period	$96,005,336

Number of units
Outstanding-beginning of period	6,251,267
Issued	2,371,293
Redeemed	(1,575,600)

Outstanding-end of period	7,046,960

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.08)	(0.07)

Net investment income (loss)	(0.03)	(0.03)	(0.08)	(0.07)
Net realized and unrealized gain (loss)	0.21	0.49	0.52	0.81

Net increase (decrease) in unit value	0.18	0.46	0.44	0.74
Net asset value at beginning of period	13.44	12.60	13.18	12.32

Net asset value at end of period	$13.62	$13.06	$13.62	$13.06

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.78%	0.78%	0.77%	0.79%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.78)%	(0.77)%	(0.79)%
Portfolio turnover**,†††	3%	3%	11%	10%
Total return**	1.34%	3.65%	3.34%	6.01%
Net assets at end of period (in thousands)	$96,005	$74,475	$96,005	$74,475

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	7,670,143	$96,091,548

TOTAL INVESTMENT FUNDS (cost $87,392,238)		96,091,548

TOTAL INVESTMENTS — 100.1%
(cost $87,392,238)		96,091,548
Liabilities Less Other Assets - (0.1)%		(86,212)

NET ASSETS—100.0%		$96,005,336

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited		December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $83,188,512 and $62,136,017 and units of 3,989,929 and 3,145,677, respectively)	$100,502,325		$68,037,847
Receivable for investments sold	137,076		—
Receivable for fund units sold	—		88,462
Other assets	5,803		2,501

Total assets	100,645,204		68,128,810

Liabilities
Due to custodian	—		8
Payable for investments purchased	—		88,462
Payable for fund units redeemed	137,076		—
Investment advisory fee payable	4,637		2,772
ING—program fee payable	41,437		28,240
Trustee, management and administration fees payable	7,016		5,003
ABA Retirement Funds—program fee payable	5,743		4,052
Payable for legal and audit services	6,628		9,252
Payable for compliance consultant fees	—	(a)	4,751
Other Accruals	21,236		10,838

Total liabilities	223,773		153,378

Net Assets (equivalent to $21.01 and $18.14 per unit based on 4,779,367 and 3,747,123 units outstanding, respectively)	$100,421,431		$67,975,432

(a)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income
Interest—affiliated issuers	$—	$—	$8	$—

Total investment income	—	—	8	—

Expenses
ING—program fee	118,437	84,251	328,243	243,207
Trustee, management and administration fees	20,673	14,569	56,488	41,489
Investment advisory fee	4,732	2,767	13,609	8,762
ABA Retirement Funds—program fee	16,853	11,895	46,409	33,949
Legal and audit fees	8,508	5,218	19,979	14,830
Compliance consultant fees	2,140	2,741	8,891	7,790
Reports to unitholders	—	442	810	1,253
Registration fees	5,252	3,642	13,137	10,347
Other fees	953	659	2,573	1,896

Total expenses	177,548	126,184	490,139	363,523

Less: Expense reimbursement	(2,666)	—	(8,585)	—

Net expenses	174,882	126,184	481,554	363,523

Net investment income (loss)	(174,882)	(126,184)	(481,546)	(363,523)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	280,595	614,661	1,225,973	1,840,510

Net realized gain (loss)	280,595	614,661	1,225,973	1,840,510

Change in net unrealized appreciation (depreciation) on:
Investments	5,517,348	(10,035,138)	11,411,983	(7,828,473)

Change in net unrealized appreciation (depreciation)	5,517,348	(10,035,138)	11,411,983	(7,828,473)

Net realized and unrealized gain (loss)	5,797,943	(9,420,477)	12,637,956	(5,987,963)

Net increase (decrease) in net assets resulting from operations	$5,623,061	$(9,546,661)	$12,156,410	$(6,351,486)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$(481,546)
Net realized gain (loss)	1,225,973
Change in net unrealized appreciation (depreciation)	11,411,983

Net increase (decrease) in net assets resulting from operations	12,156,410

From unitholder transactions
Proceeds from units issued	35,296,802
Cost of units redeemed	(15,007,213)

Net increase (decrease) in net assets from unitholder transactions	20,289,589

Net increase (decrease) in net assets	32,445,999
Net Assets
Beginning of period	67,975,432

End of period	$100,421,431

Number of units
Outstanding-beginning of period	3,747,123
Issued	1,790,916
Redeemed	(758,672)

Outstanding-end of period	4,779,367

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$— (a)	$—	$— (a)	$—
Expenses†,††	(0.04)	(0.04)	(0.11)	(0.11)

Net investment income (loss)	(0.04)	(0.04)	(0.11)	(0.11)
Net realized and unrealized gain (loss)	1.26	(2.62)	2.98	(1.54)

Net increase (decrease) in unit value	1.22	(2.66)	2.87	(1.65)
Net asset value at beginning of period	19.79	18.91	18.14	17.90

Net asset value at end of period	$21.01	$16.25	$21.01	$16.25

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.74%	0.80%	0.75%	0.79%
Ratio of net investment income (loss) to average net assets*	(0.74)%	(0.80)%	(0.75)%	(0.79)%
Portfolio turnover**,†††	1%	5%	5%	14%
Total return**	6.16%	(14.07)%	15.82%	(9.22)%
Net assets at end of period (in thousands)	$100,421	$60,030	$100,421	$60,030

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.010% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds —100.1%
SSgA S&P 500® Index Non-Lending Series Fund, Class A	3,989,929	$100,502,325

TOTAL INVESTMENT FUNDS (cost $83,188,512)		100,502,325

TOTAL INVESTMENTS — 100.1%
(cost $83,188,512)		100,502,325
Liabilities Less Other Assets - (0.1)%		(80,894)

NET ASSETS—100.0%		$100,421,431

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $222,679,434 and $231,370,558 and units of 15,288,835 and 16,110,008, respectively)	$293,866,705	$266,749,521
Receivable for investments sold	69,948	498,107
Other assets	19,983	9,977

Total assets	293,956,636	267,257,605

Liabilities
Payable for fund units redeemed	69,948	498,107
Investment advisory fee payable	28,445	22,285
ING—program fee payable	125,073	116,047
Trustee, management and administration fees payable	21,213	20,537
ABA Retirement Funds—program fee payable	17,290	16,650
Payable for legal and audit services	20,856	39,130
Payable for compliance consultant fees	25,526	—	(a)
Payable for reports to unitholders	2,861	—	(b)
Payable for registration fees	34,760	—	(c)
Other accruals	5,319	68,958

Total liabilities	351,291	781,714

Net Assets (equivalent to $41.17 and $35.67 per unit based on 7,131,726 and 7,471,321 units outstanding, respectively)	$293,605,345	$266,475,891

(a)	Payable for compliance consultant fees is included in other accruals.
(b)	Payable for reports to unitholders fee is included in other accruals.
(c)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	371,037	375,789	1,104,434	1,173,156
Trustee, management and administration fees	64,312	64,987	191,152	200,164
Investment advisory fee	28,698	26,540	90,544	84,053
ABA Retirement Funds—program fee	52,388	53,065	156,188	163,800
Legal and audit fees	26,114	22,961	66,150	70,805
Compliance consultant fees	4,531	12,061	28,086	37,191
Reports to unitholders	—	1,940	2,827	5,979
Registration fees	17,641	16,019	45,154	49,391
Other fees	1,148	2,903	6,801	8,933

Total expenses	565,869	576,265	1,691,336	1,793,472

Less: Expense reimbursement	(8,545)	—	(29,716)	—

Net expenses	557,324	576,265	1,661,620	1,793,472

Net investment income (loss)	(557,324)	(576,265)	(1,661,620)	(1,793,472)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,802,112	2,209,842	6,535,476	6,070,481

Net realized gain (loss)	2,802,112	2,209,842	6,535,476	6,070,481

Change in net unrealized appreciation (depreciation) on:
Investments	14,644,268	(47,217,225)	35,808,308	(32,481,456)

Change in net unrealized appreciation (depreciation)	14,644,268	(47,217,225)	35,808,308	(32,481,456)

Net realized and unrealized gain (loss)	17,446,380	(45,007,383)	42,343,784	(26,410,975)

Net increase (decrease) in net assets resulting from operations	$16,889,056	$(45,583,648)	$40,682,164	$(28,204,447)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine- month period ended September 30, 2012
From operations
Net investment income (loss)	$(1,661,620)
Net realized gain (loss)	6,535,476
Change in net unrealized appreciation (depreciation)	35,808,308

Net increase (decrease) in net assets resulting from operations	40,682,164

From unitholder transactions
Proceeds from units issued	24,660,197
Cost of units redeemed	(38,212,907)

Net increase (decrease) in net assets from unitholder transactions	(13,552,710)

Net increase (decrease) in net assets	27,129,454
Net Assets
Beginning of period	266,475,891

End of period	$293,605,345

Number of units
Outstanding-beginning of period	7,471,321
Issued	636,120
Redeemed	(975,715)

Outstanding-end of period	7,131,726

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.08)	(0.07)	(0.23)	(0.22)

Net investment income (loss)	(0.08)	(0.07)	(0.23)	(0.22)
Net realized and unrealized gain (loss)	2.42	(5.73)	5.73	(3.45)

Net increase (decrease) in unit value	2.34	(5.80)	5.50	(3.67)
Net asset value at beginning of period	38.83	37.67	35.67	35.54

Net asset value at end of period	$41.17	$31.87	$41.17	$31.87

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.77%	0.83%	0.77%	0.82%
Ratio of net investment income (loss) to average net assets*	(0.77)%	(0.83)%	(0.77)%	(0.82)%
Portfolio turnover**,†††	1%	1%	3%	3%
Total return**	6.03%	(15.40)%	15.42%	(10.33)%
Net assets at end of period (in thousands)	$293,605	$247,999	$293,605	$247,999

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	15,288,835	$293,866,705

TOTAL INVESTMENT FUNDS (cost $222,679,434)		293,866,705

TOTAL INVESTMENTS — 100.1%
(cost $222,679,434)		293,866,705
Liabilities Less Other Assets - (0.1)%		(261,360)

NET ASSETS—100.0%		$293,605,345

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $65,299,924 and $54,827,517 and units of 1,990,294 and 1,742,515,respectively)	$75,233,100	$57,872,403
Receivable for fund units sold	34,399	48,894
Other assets	4,763	2,176

Total assets	75,272,262	57,923,473

Liabilities
Payable for investments purchased	34,399	48,894
Investment advisory fee payable	7,361	4,883
ING—program fee payable	31,804	24,784
Trustee, management and administration fees payable	5,394	4,375
ABA Retirement Funds—program fee payable	4,396	3,555
Payable for legal and audit services	5,246	8,121
Payable for compliance consultant fees	6,335	4,137
Payable for reports to unitholders	755	—	(a)
Other accruals	10,087	9,594

Total liabilities	105,777	108,343

Net Assets (equivalent to $27.24 and $24.07 per unit based on 2,759,513 and 2,402,100 units outstanding, respectively)	$75,166,485	$57,815,130

(a)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	93,434	78,796	268,232	221,325
Trustee, management and administration fees	16,132	13,626	46,156	37,758
Investment advisory fee	7,478	4,501	22,154	15,280
ABA Retirement Funds—program fee	13,154	11,126	37,941	30,900
Legal and audit fees	6,585	4,803	16,157	13,496
Compliance consultant fees	1,511	2,523	7,146	7,089
Reports to unitholders	—	406	676	1,140
Registration fees	4,252	3,347	10,834	9,410
Other fees	605	607	1,957	1,727

Total expenses	143,151	119,735	411,253	338,125

Less: Expense reimbursement	(2,120)	—	(7,104)	—

Total expenses	141,031	119,735	404,149	338,125

Net investment income (loss)	(141,031)	(119,735)	(404,149)	(338,125)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	585,055	1,414,638	1,596,681	2,590,164

Net realized gain (loss)	585,055	1,414,638	1,596,681	2,590,164

Change in net unrealized appreciation (depreciation) on:
Investments	3,299,877	(14,089,860)	6,888,290	(11,238,534)

Change in net unrealized appreciation (depreciation)	3,299,877	(14,089,860)	6,888,290	(11,238,534)

Net realized and unrealized gain (loss)	3,884,932	(12,675,222)	8,484,971	(8,648,370)

Net increase (decrease) in net assets resulting from operations	$3,743,901	$(12,794,957)	$8,080,822	$(8,986,495)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$(404,149)
Net realized gain (loss)	1,596,681
Change in net unrealized appreciation (depreciation)	6,888,290

Net increase (decrease) in net assets resulting from operations	8,080,822

From unitholder transactions
Proceeds from units issued	24,477,335
Cost of units redeemed	(15,206,802)

Net increase (decrease) in net assets from unitholder transactions	9,270,533

Net increase (decrease) in net assets	17,351,355
Net Assets
Beginning of period	57,815,130

End of period	$75,166,485

Number of units
Outstanding-beginning of period	2,402,100
Issued	936,305
Redeemed	(578,892)

Outstanding-end of period	2,759,513

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.05)	(0.15)	(0.15)

Net investment income (loss)	(0.05)	(0.05)	(0.15)	(0.15)
Net realized and unrealized gain (loss)	1.41	(5.31)	3.32	(3.20)

Net increase (decrease) in unit value	1.36	(5.36)	3.17	(3.35)
Net asset value at beginning of period	25.88	26.70	24.07	24.69

Net asset value at end of period	$27.24	$21.34	$27.24	$21.34

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.77%	0.83%	0.77%	0.81%
Ratio of net investment income (loss) to average net assets*	(0.77)%	(0.83)%	(0.77)%	(0.81)%
Portfolio turnover**,†††	3%	8%	8%	16%
Total return**	5.26%	(20.07)%	13.17%	(13.57)%
Net assets at end of period (in thousands)	$75,166	$50,758	$75,166	$50,758

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA S&P MidCap® Index Non-Lending Series Fund, Class A	1,990,294	$75,233,100

TOTAL INVESTMENT FUNDS (cost $65,299,924)		75,233,100

TOTAL INVESTMENTS — 100.1%
(cost $65,299,924)		75,233,100
Liabilities Less Other Assets — (0.1)%		(66,615)

NET ASSETS—100.0%		$75,166,485

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Russell Small Cap® Index Non-Lending Series Fund Class A (cost $36,815,631 and $31,103,960 and units of 1,593,457 and 1,407,293, respectively)	$41,115,983	$31,792,166
Receivable for fund units sold	38,589	53,053
Other assets	2,519	1,197

Total assets	41,157,091	31,846,416

Liabilities
Due to custodian	—	53,053
Payable for investments purchased	38,589	—
Investment advisory fee payable	3,955	2,996
ING—program fee payable	16,802	13,374
Trustee, management and administration fees payable	2,855	2,374
ABA Retirement Funds—program fee payable	2,315	1,920
Payable for legal and audit services	2,782	4,697
Payable for compliance consultant fees	3,365	—	(a)
Other accruals	5,737	7,985

Total liabilities	76,400	86,399

Net Assets (equivalent to $28.05 and $24.70 per unit based on 1,464,314 and 1,285,785 units outstanding, respectively)	$41,080,691	$31,760,017

(a)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	49,354	44,692	142,837	132,049
Trustee, management and administration fees	8,613	7,729	24,628	22,531
Investment advisory fee	4,010	3,109	11,502	9,853
ABA Retirement Funds—program fee	7,009	6,311	20,206	18,440
Legal and audit fees	3,532	2,710	8,651	8,009
Compliance consultant fees	749	1,424	3,753	4,207
Reports to unitholders	—	228	361	676
Registration fees	2,310	1,891	5,820	5,588
Other fees	271	342	992	1,021

Total expenses	75,848	68,436	218,750	202,374

Less: Expense reimbursement	(1,140)	—	(3,827)	—

Net expenses	74,708	68,436	214,923	202,374

Net investment income (loss)	(74,708)	(68,436)	(214,923)	(202,374)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	359,596	848,283	1,152,308	1,866,468

Net realized gain (loss)	359,596	848,283	1,152,308	1,866,468

Change in net unrealized appreciation (depreciation) on:
Investments	1,686,371	(8,722,358)	3,612,146	(7,912,448)

Change in net unrealized appreciation (depreciation)	1,686,371	(8,722,358)	3,612,146	(7,912,448)

Net realized and unrealized gain (loss)	2,045,967	(7,874,075)	4,764,454	(6,045,980)

Net increase (decrease) in net assets resulting from operations	$1,971,259	$(7,942,511)	$4,549,531	$(6,248,354)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$(214,923)
Net realized gain (loss)	1,152,308
Change in net unrealized appreciation (depreciation)	3,612,146

Net increase (decrease) in net assets resulting from operations	4,549,531

From unitholder transactions
Proceeds from units issued	14,484,923
Cost of units redeemed	(9,713,780)

Net increase (decrease) in net assets from unitholder transactions	4,771,143

Net increase (decrease) in net assets	9,320,674
Net Assets
Beginning of period	31,760,017

End of period	$41,080,691

Number of units
Outstanding-beginning of period	1,285,785
Issued	544,500
Redeemed	(365,971)

Outstanding-end of period	1,464,314

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.05)	(0.15)	(0.16)

Net investment income (loss)	(0.05)	(0.05)	(0.15)	(0.16)
Net realized and unrealized gain (loss)	1.39	(6.01)	3.50	(4.39)

Net increase (decrease) in unit value	1.34	(6.06)	3.35	(4.55)
Net asset value at beginning of period	26.71	27.49	24.70	25.98

Net asset value at end of period	$28.05	$21.43	$28.05	$21.43

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.75%	0.84%	0.77%	0.81%
Ratio of net investment income (loss) to average net assets*	(0.75)%	(0.84)%	(0.77)%	(0.81)%
Portfolio turnover**,†††	5%	8%	15%	23%
Total return**	5.02%	(22.04)%	13.56%	(17.51)%
Net assets at end of period (in thousands)	$41,081	$27,721	$41,081	$27,721

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Russell Small Cap® Index Non-Lending Series Fund, Class A	1,593,457	$41,115,983

TOTAL INVESTMENT FUNDS (cost $36,815,631)		41,115,983

TOTAL INVESTMENTS — 100.1% (cost $36,815,631)		41,115,983
Liabilities Less Other Assets - (0.1)%		(35,292)

NET ASSETS—100.0%		$41,080,691

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited		December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $60,224,998 and $51,057,680 and units of 4,859,527 and 4,126,478, respectively)	$62,517,821		$48,040,457
Receivable for investments sold	186,797		—
Other assets	3,458		1,896

Total assets	62,708,076		48,042,353

Liabilities
Payable for fund units redeemed	186,797		—
Investment advisory fee payable	17,467		14,402
ING—program fee payable	25,406		21,189
Trustee, management and administration fees payable	4,298		3,744
ABA Retirement Funds—program fee payable	3,515		3,040
Payable for legal and audit services	—	(a)	7,147
Payable for compliance consultant fees	—	(b)	3,700
Payable for reports to unitholders	—	(c)	937
Other accruals	17,342		7,615

Total liabilities	254,825		61,774

Net Assets (equivalent to $27.23 and $24.80 per unit based on 2,293,338 and 1,934,800 units outstanding, respectively)	$62,453,251		$47,980,579

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	72,267	70,028	208,881	198,989
Trustee, management and administration fees	12,621	12,111	36,102	33,978
Investment advisory fee	18,090	15,319	50,088	46,419
ABA Retirement Funds—program fee	10,291	9,890	29,540	27,806
Legal and audit fees	5,232	4,235	12,659	12,082
Compliance consultant fees	1,047	2,224	5,412	6,346
Reports to unitholders	—	357	524	1,020
Registration fees	3,446	2,956	8,544	8,430
Other fees	378	537	1,427	1,538

Total expenses	123,372	117,657	353,177	336,608

Less: Expense reimbursement	(1,619)	—	(5,544)	—

Net expenses	121,753	117,657	347,633	336,608

Net investment income (loss)	(121,753)	(117,657)	(347,633)	(336,608)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	62,214	210,967	163,223	420,132

Net realized gain (loss)	62,214	210,967	163,223	420,132

Change in net unrealized appreciation (depreciation) on:
Investments	3,809,751	(11,704,148)	5,310,046	(10,114,353)

Change in net unrealized appreciation (depreciation)	3,809,751	(11,704,148)	5,310,046	(10,114,353)

Net realized and unrealized gain (loss)	3,871,965	(11,493,181)	5,473,269	(9,694,221)

Net increase (decrease) in net assets resulting from operations	$3,750,212	$(11,610,838)	$5,125,636	$(10,030,829)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

Unaudited

For the nine- month period ended September 30, 2012
From operations
Net investment income (loss)	$(347,633)
Net realized gain (loss)	163,223
Change in net unrealized appreciation (depreciation)	5,310,046

Net increase (decrease) in net assets resulting from operations	5,125,636

From unitholder transactions
Proceeds from units issued	16,971,225
Cost of units redeemed	(7,624,189)

Net increase (decrease) in net assets from unitholder transactions	9,347,036

Net increase (decrease) in net assets	14,472,672
Net Assets
Beginning of period	47,980,579

End of period	$62,453,251

Number of units
Outstanding-beginning of period	1,934,800
Issued	648,747
Redeemed	(290,209)

Outstanding-end of period	2,293,338

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.06)	(0.06)	(0.17)	(0.19)

Net investment income (loss)	(0.06)	(0.06)	(0.17)	(0.19)
Net realized and unrealized gain (loss)	1.76	(6.16)	2.60	(5.03)

Net increase (decrease) in unit value	1.70	(6.22)	2.43	(5.22)
Net asset value at beginning of period	25.53	29.94	24.80	28.94

Net asset value at end of period	$27.23	$23.72	$27.23	$23.72

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.84%	0.92%	0.85%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.84)%	(0.92)%	(0.85)%	(0.89)%
Portfolio turnover**,†††	2%	5%	5%	8%
Total return**	6.66%	(20.77)%	9.80%	(18.04)%
Net assets at end of period (in thousands)	$62,453	$44,429	$62,453	$44,429

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.050% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	4,859,527	$62,517,821

TOTAL INVESTMENT FUNDS (cost $60,224,998)		62,517,821

TOTAL INVESTMENTS — 100.1%
(cost $60,224,998)		62,517,821
Liabilities Less Other Assets - (0.1)%		(64,570)

NET ASSETS—100.0%		$62,453,251

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $13,378,008 and $10,050,949 and units of 592,344 and 465,031, respectively)	$14,793,198	$10,934,737
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $7,682,965 and $5,881,168 and units of 838,136 and 635,799, respectively)	7,575,070	5,441,170
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $6,584,337 and $5,154,528 and units of 221,559 and 184,970, respectively)	7,452,375	5,439,402
Cash	—	24,095
Receivable for investments sold	134,066	471,321
Receivable for fund units sold	50,688	—
Other assets	1,854	838

Total assets	30,007,251	22,311,563

Liabilities
Payable for investments purchased	184,754	489,340
Payable for fund units redeemed	—	6,076
Investment advisory fee payable	5,626	4,005
ING—program fee payable	12,578	9,000
Trustee, management and administration fees payable	2,135	1,604
ABA Retirement Funds—program fee payable	1,751	1,292
Other accruals	8,607	7,651

Total liabilities	215,451	518,968

Net Assets (equivalent to $18.80 and $17.47 per unit based on 1,584,608 and 1,247,711 units outstanding, respectively)	$29,791,800	$21,792,595

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	36,647	27,934	100,425	71,329
Trustee, management and administration fees	6,398	4,830	17,422	12,197
Investment advisory fee	5,923	3,980	15,725	10,622
ABA Retirement Funds—program fee	5,197	3,944	14,202	9,981
Legal and audit fees	2,585	1,755	6,087	4,438
Compliance consultant fees	652	922	2,721	2,331
Reports to unitholders	—	149	248	375
Registration fees	1,649	1,222	4,065	3,093
Other fees	295	221	790	577

Total expenses	59,346	44,957	161,685	114,943

Less: Expense reimbursement	(819)	—	(2,603)	—

Net expenses	58,527	44,957	159,082	114,943

Net investment income (loss)	(58,527)	(44,957)	(159,082)	(114,943)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	194,139	349,549	589,754	1,021,074

Net realized gain (loss)	194,139	349,549	589,754	1,021,074

Change in net unrealized appreciation (depreciation) on:
Investments	722,652	(1,290,811)	1,446,669	(1,161,440)

Change in net unrealized appreciation (depreciation)	722,652	(1,290,811)	1,446,669	(1,161,440)

Net realized and unrealized gain (loss)	916,791	(941,262)	2,036,423	(140,366)

Net increase (decrease) in net assets resulting from operations	$858,264	$(986,219)	$1,877,341	$(255,309)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$(159,082)
Net realized gain (loss)	589,754
Change in net unrealized appreciation (depreciation)	1,446,669

Net increase (decrease) in net assets resulting from operations	1,877,341

From unitholder transactions
Proceeds from units issued	11,319,236
Cost of units redeemed	(5,197,372)

Net increase (decrease) in net assets from unitholder transactions	6,121,864

Net increase (decrease) in net assets	7,999,205
Net Assets
Beginning of period	21,792,595

End of period	$29,791,800

Number of units
Outstanding-beginning of period	1,247,711
Issued	622,766
Redeemed	(285,869)

Outstanding-end of period	1,584,608

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.11)	(0.11)

Net investment income (loss)	(0.04)	(0.04)	(0.11)	(0.11)

Net realized and unrealized gain (loss)	0.62	(0.76)	1.44	0.11

Net increase (decrease) in unit value	0.58	(0.80)	1.33	—
Net asset value at beginning of period	18.22	17.42	17.47	16.62

Net asset value at end of period	$18.80	$16.62	$18.80	$16.62

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.81%	0.84%	0.81%	0.83%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.84)%	(0.81)%	(0.83)%
Portfolio turnover**,†††	5%	11%	15%	28%
Total return**	3.18%	(4.59)%	7.61%	0.00%
Net assets at end of period (in thousands)	$29,792	$20,578	$29,792	$20,578

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	838,136	$7,575,070
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	592,344	14,793,198
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	221,559	7,452,375

TOTAL INVESTMENT FUNDS (cost $27,645,310)		29,820,643

TOTAL INVESTMENTS — 100.1%
(cost $27,645,310)		29,820,643
Liabilities Less Other Assets - (0.1)%		(28,843)

NET ASSETS—100.0%		$29,791,800

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Assets and Liabilities

September 30, 2012 Unaudited
Assets
Investments in collective investment funds, at value:
Wellington CIF II Real Total Return Fund (cost $681,843 and units of 67,958)	$691,809
Investment companies, at value:
AQR Risk Parity Fund, Class I (cost $433,217 and units of 38,878)	463,040
Receivable for investments sold	596
Interest and dividends receivable	1,242
Other assets	198

Total assets	1,156,885

Liabilities
Payable for investments purchased	1,838
ING—program fee payable	462
Trustee, management and administration fees payable	81
ABA Retirement Funds—program fee payable	64
Other accruals	258

Total liabilities	2,703

Net Assets (equivalent to $10.53 per unit based on 109,596 units outstanding)	$1,154,182

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period January 17, 2012(a) to September 30, 2012
Investment income
Dividends	$3,443	$6,746

Total investment income	3,443	6,746

Expenses
ING—program fee	1,208	2,705
Trustee, management and administration fees	200	431
ABA Retirement Funds—program fee	183	383
Legal and audit fees	93	170
Compliance consultant fees	41	87
Reports to unitholders	5	11
Registration fees	42	96
Other fees	18	29

Total expenses	1,790	3,912

Less: Expense reimbursement	(127)	(216)

Net expenses	1,663	3,696

Net investment income (loss)	1,780	3,050

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,980	2,880

Net realized gain (loss)	1,980	2,880

Change in net unrealized appreciation (depreciation) on:
Investments	38,416	39,789

Change in net unrealized appreciation (depreciation)	38,416	39,789

Net realized and unrealized gain (loss)	40,396	42,669

Net increase (decrease) in net assets resulting from operations	$42,176	$45,719

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Changes in Net Assets

Unaudited

For the period January 17, 2012(a) to September 30, 2012
From operations
Net investment income (loss)	$3,050
Net realized gain (loss)	2,880
Change in net unrealized appreciation (depreciation)	39,789

Net increase (decrease) in net assets resulting from operations	45,719

From unitholder transactions
Proceeds from units issued	1,234,479
Cost of units redeemed	(126,016)

Net increase (decrease) in net assets from unitholder transactions	1,108,463

Net increase (decrease) in net assets	1,154,182
Net Assets
Beginning of period	—

End of period	$1,154,182

Number of units
Outstanding-beginning of period	—
Issued	121,918
Redeemed	(12,322)

Outstanding-end of period	109,596

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period January 17, 2012(a) to September 30, 2012
Investment income†	$0.03	$0.09
Expenses†,††	(0.01)	(0.05)

Net investment income (loss)	0.02	0.04
Net realized and unrealized gain (loss)	0.41	0.49

Net increase (decrease) in unit value	0.43	0.53
Net asset value at beginning of period	10.10	10.00

Net asset value at end of period	$10.53	$10.53

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.64%	0.68%
Ratio of net investment income (loss) to average net assets*	0.68%	0.56%
Portfolio turnover**,†††	4%	15%
Total return**	4.26%	5.30%
Net assets at end of period (in thousands)	$1,154	$1,154

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.711% for the period September 30, 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 60.0%
Wellington CIF II Real Total Return Fund	67,958	$691,809
Investment Companies — 40.1%
AQR Risk Parity Fund, Class I	38,878	463,040

TOTAL INVESTMENT FUNDS (cost $1,115,060)		1,154,849

TOTAL INVESTMENTS — 100.1%
(cost $1,115,060)		1,154,849
Liabilities Less Other Assets - (0.1)%		(667)

NET ASSETS—100.0%		$1,154,182

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $40,738,467 and $33,023,929 and units of 3,350,882 and 2,791,516, respectively)	$46,466,675	$35,605,786
Receivable for fund units sold	23,682	192,696
Other assets	2,942	1,425

Total assets	46,493,299	35,799,907

Liabilities
Payable for investments purchased	23,682	192,696
Retirement Date Fund management fee payable	11,321	8,052
ING—program fee payable	19,674	15,745
Trustee, management and administration fees payable	4,299	3,557
ABA Retirement Funds—program fee payable	2,728	2,260
Payable for legal and audit services	3,185	—	(a)
Payable for compliance consultant fees	3,833	—	(b)
Other accruals	6,487	14,228

Total liabilities	75,209	236,538

Net Assets (equivalent to $13.36 and $12.37 per unit based on 3,474,472 and 2,875,793 units outstanding, respectively)	$46,418,090	$35,563,369

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	57,578	48,425	162,250	143,353
Trustee, management and administration fees	12,882	10,753	35,950	31,508
Retirement Date Fund management fee	11,839	8,892	33,316	25,907
ABA Retirement Funds—program fee	8,174	6,837	22,954	20,008
Legal and audit fees	4,066	3,063	9,795	8,791
Compliance consultant fees	871	1,609	4,250	4,618
Reports to unitholders	—	258	406	742
Registration fees	2,644	2,138	6,590	6,134
Other fees	329	389	1,140	1,151

Total expenses	98,383	82,364	276,651	242,212

Less: Expense reimbursement	(1,321)	—	(4,284)	—

Net expenses	97,062	82,364	272,367	242,212

Net investment income (loss)	(97,062)	(82,364)	(272,367)	(242,212)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	121,331	197,362	381,738	688,298

Net realized gain (loss)	121,331	197,362	381,738	688,298

Change in net unrealized appreciation (depreciation) on:
Investments	1,384,796	(1,769,540)	3,146,351	(770,672)

Change in net unrealized appreciation (depreciation)	1,384,796	(1,769,540)	3,146,351	(770,672)

Net realized and unrealized gain (loss)	1,506,127	(1,572,178)	3,528,089	(82,374)

Net increase (decrease) in net assets resulting from operations	$1,409,065	$(1,654,542)	$3,255,722	$(324,586)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$(272,367)
Net realized gain (loss)	381,738
Change in net unrealized appreciation (depreciation)	3,146,351

Net increase (decrease) in net assets resulting from operations	3,255,722

From unitholder transactions
Proceeds from units issued	11,141,528
Cost of units redeemed	(3,542,529)

Net increase (decrease) in net assets from unitholder transactions	7,598,999

Net increase (decrease) in net assets	10,854,721
Net Assets
Beginning of period	35,563,369

End of period	$46,418,090

Number of units
Outstanding-beginning of period	2,875,793
Issued	873,103
Redeemed	(274,424)

Outstanding-end of period	3,474,472

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.08)	(0.08)

Net investment income (loss)	(0.03)	(0.03)	(0.08)	(0.08)
Net realized and unrealized gain (loss)	0.44	(0.52)	1.07	(0.02)

Net increase (decrease) in unit value	0.41	(0.55)	0.99	(0.10)
Net asset value at beginning of period	12.95	12.36	12.37	11.91

Net asset value at end of period	$13.36	$11.81	$13.36	$11.81

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.86%	0.88%	0.86%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.86)%	(0.88)%	(0.86)%	(0.89)%
Portfolio turnover**,†††	2%	5%	7%	17%
Total return**	3.17%	(4.45)%	8.00%	(0.84)%
Net assets at end of period (in thousands)	$46,418	$35,731	$46,418	$35,731

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement Income Non-Lending Series Fund, Class A	3,350,882	$46,466,675

TOTAL INVESTMENT FUNDS (cost $40,738,467)		46,466,675

TOTAL INVESTMENTS — 100.1%
(cost $40,738,467)		46,466,675
Liabilities Less Other Assets - (0.1)%		(48,585)

NET ASSETS—100.0%		$46,418,090

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $69,463,481 and $57,755,976 and units of 5,375,527 and 4,660,294, respectively)	$80,907,056	$63,771,457
Receivable for fund units sold	21,556	55,727
Other assets	5,107	2,543

Total assets	80,933,719	63,829,727

Liabilities
Payable for investments purchased	21,556	55,727
Retirement Date Fund management fee payable	18,900	15,173
ING—program fee payable	33,393	28,145
Trustee, management and administration fees payable	7,298	6,330
ABA Retirement Funds—program fee payable	4,625	4,038
Payable for legal and audit services	5,451	9,564
Payable for compliance consultant fees	6,587	5,050
Payable for reports to unitholders	748	—	(a)
Other accruals	10,322	11,516

Total liabilities	108,880	135,543

Net Assets (equivalent to $16.51 and $15.10 per unit based on 4,895,804 and 4,216,985 units outstanding, respectively)	$80,824,839	$63,694,184

(a)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	97,188	85,566	279,953	268,689
Trustee, management and administration fees	21,763	18,997	62,195	59,085
Retirement Date Fund management fee	19,086	15,893	55,999	51,955
ABA Retirement Funds—program fee	13,775	12,079	39,571	37,518
Legal and audit fees	6,947	5,338	16,976	16,367
Compliance consultant fees	1,360	2,803	7,255	8,596
Reports to unitholders	—	451	707	1,382
Registration fees	4,541	3,723	11,426	11,416
Other fees	457	674	1,872	2,066

Total expenses	165,117	145,524	475,954	457,074

Less: Expense reimbursement	(2,202)	—	(7,405)	—

Net expenses	162,915	145,524	468,549	457,074

Net investment income (loss)	(162,915)	(145,524)	(468,549)	(457,074)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	329,443	526,054	1,529,476	2,285,156

Net realized gain (loss)	329,443	526,054	1,529,476	2,285,156

Change in net unrealized appreciation (depreciation) on:
Investments	2,467,644	(2,585,878)	5,428,094	(1,217,494)

Change in net unrealized appreciation (depreciation)	2,467,644	(2,585,878)	5,428,094	(1,217,494)

Net realized and unrealized gain (loss)	2,797,087	(2,059,824)	6,957,570	1,067,662

Net increase (decrease) in net assets resulting from operations	$2,634,172	$(2,205,348)	$6,489,021	$610,588

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$(468,549)
Net realized gain (loss)	1,529,476
Change in net unrealized appreciation (depreciation)	5,428,094

Net increase (decrease) in net assets resulting from operations	6,489,021

From unitholder transactions
Proceeds from units issued	22,957,289
Cost of units redeemed	(12,315,655)

Net increase (decrease) in net assets from unitholder transactions	10,641,634

Net increase (decrease) in net assets	17,130,655
Net Assets
Beginning of period	63,694,184

End of period	$80,824,839

Number of units
Outstanding-beginning of period	4,216,985
Issued	1,457,293
Redeemed	(778,474)

Outstanding-end of period	4,895,804

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.10)	(0.10)

Net investment income (loss)	(0.03)	(0.03)	(0.10)	(0.10)
Net realized and unrealized gain (loss)	0.59	(0.48)	1.51	0.17

Net increase (decrease) in unit value	0.56	(0.51)	1.41	0.07
Net asset value at beginning of period	15.95	14.82	15.10	14.24

Net asset value at end of period	$16.51	$14.31	$16.51	$14.31

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.84%	0.92%	0.85%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.84)%	(0.92)%	(0.85)%	(0.90)%
Portfolio turnover**,†††	2%	3%	12%	13%
Total return**	3.51%	(3.44)%	9.34%	0.49%
Net assets at end of period (in thousands)	$80,825	$61,994	$80,825	$61,994

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2010 Non-Lending Series Fund, Class A	5,375,527	$80,907,056

TOTAL INVESTMENT FUNDS (cost $69,463,481)		80,907,056

TOTAL INVESTMENTS — 100.1% (cost $69,463,481)		80,907,056
Liabilities Less Other Assets - (0.1)%		(82,217)

NET ASSETS—100.0%		$80,824,839

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $166,583,225 and $138,801,236 and units of 12,605,648 and 10,867,668, respectively)	$203,240,860	$155,940,174
Receivable for fund units sold	64,177	350,429
Other assets	13,382	5,847

Total assets	203,318,419	156,296,450

Liabilities
Payable for investments purchased	64,187	350,429
Retirement Date Fund management fee payable	49,307	38,017
ING—program fee payable	85,262	65,992
Trustee, management and administration fees payable	18,641	14,824
ABA Retirement Funds—program fee payable	11,795	9,468
Payable for legal and audit services	14,039	21,699
Payable for compliance consultant fees	16,857	—	(a)
Other accruals	28,631	36,742

Total liabilities	288,719	537,171

Net Assets (equivalent to $19.34 and $17.32 per unit based on 10,497,094 and 8,992,112 units outstanding, respectively)	$203,029,700	$155,759,279

(a)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	249,802	194,009	711,092	573,699
Trustee, management and administration fees	55,929	43,078	157,777	126,174
Retirement Date Fund management fee	51,157	36,016	141,981	110,307
ABA Retirement Funds—program fee	35,430	27,390	100,529	80,119
Legal and audit fees	17,695	12,087	42,984	35,050
Compliance consultant fees	4,037	6,349	18,912	18,410
Reports to unitholders	—	1,022	1,785	2,960
Registration fees	11,327	8,429	28,700	24,446
Other fees	1,628	1,527	5,197	4,429

Total expenses	427,005	329,907	1,208,957	975,594

Less: Expense reimbursement	(5,713)	—	(18,767)	—

Net expenses	421,292	329,907	1,190,190	975,594

Net investment income (loss)	(421,292)	(329,907)	(1,190,190)	(975,594)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	715,001	766,337	1,756,655	2,979,576

Net realized gain (loss)	715,001	766,337	1,756,655	2,979,576

Change in net unrealized appreciation (depreciation) on:
Investments	8,545,982	(10,201,561)	19,518,697	(5,460,917)

Change in net unrealized appreciation (depreciation)	8,545,982	(10,201,561)	19,518,697	(5,460,917)

Net realized and unrealized gain (loss)	9,260,983	(9,435,224)	21,275,352	(2,481,341)

Net increase (decrease) in net assets resulting from operations	$8,839,691	$(9,765,131)	$20,085,162	$(3,456,935)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$(1,190,190)
Net realized gain (loss)	1,756,655
Change in net unrealized appreciation (depreciation)	19,518,697

Net increase (decrease) in net assets resulting from operations	20,085,162

From unitholder transactions
Proceeds from units issued	45,422,914
Cost of units redeemed	(18,237,655)

Net increase (decrease) in net assets from unitholder transactions	27,185,259

Net increase (decrease) in net assets	47,270,421
Net Assets
Beginning of period	155,759,279

End of period	$203,029,700

Number of units
Outstanding-beginning of period	8,992,112
Issued	2,493,983
Redeemed	(989,001)

Outstanding-end of period	10,497,094

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.12)	(0.11)

Net investment income (loss)	(0.04)	(0.04)	(0.12)	(0.11)
Net realized and unrealized gain (loss)	0.89	(1.08)	2.14	(0.26)

Net increase (decrease) in unit value	0.85	(1.12)	2.02	(0.37)
Net asset value at beginning of period	18.49	17.23	17.32	16.48

Net asset value at end of period	$19.34	$16.11	$19.34	$16.11

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.85%	0.90%	0.86%	0.89%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.90)%	(0.86)%	(0.89)%
Portfolio turnover**,†††	2%	3%	4%	10%
Total return**	4.60%	(6.50)%	11.66%	(2.25)%
Net assets at end of period (in thousands)	$203,030	$141,081	$203,030	$141,081

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2020 Non-Lending Series Fund, Class A	12,605,648	$203,240,860

TOTAL INVESTMENT FUNDS (cost $166,583,225)		203,240,860

TOTAL INVESTMENTS — 100.1% (cost $166,583,225)		203,240,860
Liabilities Less Other Assets - (0.1)%		(211,160)

NET ASSETS—100.0%		$203,029,700

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited		December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $121,161,041 and $103,157,991 and units of 9,055,546 and 7, 966, 237, respectively)	$148,764,513		$115,510,441
Receivable for fund units sold	95,468		—
Other assets	9,335		4,341

Total assets	148,869,316		115,514,782

Liabilities
Payable for investments purchased	95,468		—
Retirement Date Fund management fee payable	35,910		28,176
ING—program fee payable	62,304		49,466
Trustee, management and administration fees payable	13,618		11,138
ABA Retirement Funds—program fee payable	8,608		7,098
Payable for legal and audit services	10,128		16,486
Payable for compliance consultant fees	12,176		8,552
Payable for reports to unitholders	—	(a)	2,259
Registration fees	—	(b)	15,521
Other accruals	20,582		1,711

Total liabilities	258,794		140,407

Net Assets (equivalent to $21.35 and $18.96 per unit based on 6,960,324 and 6,083,937 units outstanding, respectively)	$148,610,522		$115,374,375

(a)	Payable for reports to unitholders fee is included in other accruals.
(b)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011

Investment income	$—	$—	$—	$—

Expenses
ING—program fee	181,521	146,345	515,193	447,080
Trustee, management and administration fees	40,604	32,497	114,344	98,296
Retirement Date Fund management fee	36,579	26,982	102,748	83,371
ABA Retirement Funds—program fee	25,721	20,662	72,838	62,416
Legal and audit fees	12,888	9,088	31,198	27,201
Compliance consultant fees	2,804	4,773	13,558	14,287
Reports to unitholders	—	768	1,291	2,297
Registration fees	8,288	6,341	20,849	18,975
Other fees	1,062	1,149	3,643	3,599

Total expenses	309,467	248,605	875,662	757,522

Less: Expense reimbursement	(4,110)	—	(13,573)	—

Net expenses	305,357	248,605	862,089	757,522

Net investment income (loss)	(305,357)	(248,605)	(862,089)	(757,522)

Net realized and unrealized gain (loss)
Net realized gain (loss) on: Investments	337,384	619,994	1,316,706	3,620,369

Net realized gain (loss)	337,384	619,994	1,316,706	3,620,369

Change in net unrealized appreciation (depreciation) on:
Investments	7,169,664	(11,414,318)	15,251,022	(8,681,192)

Change in net unrealized appreciation (depreciation)	7,169,664	(11,414,318)	15,251,022	(8,681,192)

Net realized and unrealized gain (loss)	7,507,048	(10,794,324)	16,567,728	(5,060,823)

Net increase (decrease) in net assets resulting from operations	$7,201,691	$(11,042,929)	$15,705,639	$(5,818,345)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$(862,089)
Net realized gain (loss)	1,316,706
Change in net unrealized appreciation (depreciation)	15,251,022

Net increase (decrease) in net assets resulting from operations	15,705,639

From unitholder transactions
Proceeds from units issued	32,241,669
Cost of units redeemed	(14,711,161)

Net increase (decrease) in net assets from unitholder transactions	17,530,508

Net increase (decrease) in net assets	33,236,147
Net Assets
Beginning of period	115,374,375

End of period	$148,610,522

Number of units
Outstanding-beginning of period	6,083,937
Issued	1,600,981
Redeemed	(724,594)

Outstanding-end of period	6,960,324

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding through out the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.13)	(0.13)

Net investment income (loss)	(0.04)	(0.04)	(0.13)	(0.13)
Net realized and unrealized gain (loss)	1.09	(1.82)	2.52	(0.84)

Net increase (decrease) in unit value	1.05	(1.86)	2.39	(0.97)
Net asset value at beginning of period	20.30	19.34	18.96	18.45

Net asset value at end of period	$21.35	$17.48	$21.35	$17.48

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.85%	0.90%	0.85%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.90)%	(0.85)%	(0.90)%
Portfolio turnover**,†††	1%	4%	4%	13%
Total return**	5.17%	(9.62)%	12.61%	(5.26)%
Net assets at end of period (in thousands)	$148,611	$103,748	$148,611	$103,748

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2030 Non-Lending Series Fund, Class A	9,055,546	$148,764,513

TOTAL INVESTMENT FUNDS (cost $121,161,041)		148,764,513

TOTAL INVESTMENTS — 100.1% (cost $121,161,041)		148,764,513
Liabilities Less Other Assets - (0.1)%		(153,991)

NET ASSETS—100.0%		$148,610,522

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $79,922,816 and $69,088,608 and units of 5,935,704 and 5,293,839, respectively)	$96,205,887	$75,373,681
Receivable for fund units sold	61,990	326,119
Other assets	5,945	2,815

Total assets	96,273,822	75,702,615

Liabilities
Payable for investments purchased	61,990	326,119
Retirement Date Fund management fee payable	23,038	18,278
ING—program fee payable	40,017	32,190
Trustee, management and administration fees payable	8,748	7,235
ABA Retirement Funds—program fee payable	5,538	4,618
Payable for legal and audit services	6,478	—	(a)
Payable for compliance consultant fees	7,782	—	(b)
Other accruals	13,230	28,400

Total liabilities	166,821	416,840

Net Assets (equivalent to $23.12 and $20.44 per unit based on 4,156,594 and 3,683,568 units outstanding, respectively)	$96,107,001	$75,285,775

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	115,915	96,191	329,406	282,361
Trustee, management and administration fees	25,926	21,362	73,608	62,101
Retirement Date Fund management fee	23,475	17,978	66,236	53,915
ABA Retirement Funds—program fee	16,424	13,581	46,567	39,432
Legal and audit fees	8,271	5,930	19,951	17,188
Compliance consultant fees	1,807	3,115	8,671	9,028
Reports to unitholders	—	502	824	1,452
Registration fees	5,327	4,137	13,344	11,990
Other fees	710	751	2,358	2,291

Total expenses	197,855	163,547	560,965	479,758

Less: Expense reimbursement	(2,631)	—	(8,706)	—

Net expenses	195,224	163,547	552,259	479,758

Net investment income (loss)	(195,224)	(163,547)	(552,259)	(479,758)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	253,054	305,504	1,143,419	1,312,938

Net realized gain (loss)	253,054	305,504	1,143,419	1,312,938

Change in net unrealized appreciation (depreciation) on: Investments	5,051,705	(10,403,035)	9,997,998	(7,751,177)

Change in net unrealized appreciation (depreciation)	5,051,705	(10,403,035)	9,997,998	(7,751,177)

Net realized and unrealized gain (loss)	5,304,759	(10,097,531)	11,141,417	(6,438,239)

Net increase (decrease) in net assets resulting from operations	$5,109,535	$(10,261,078)	$10,589,158	$(6,917,997)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$(552,259)
Net realized gain (loss)	1,143,419
Change in net unrealized appreciation (depreciation)	9,997,998

Net increase (decrease) in net assets resulting from operations	10,589,158

From unitholder transactions
Proceeds from units issued	22,354,502
Cost of units redeemed	(12,122,434)

Net increase (decrease) in net assets from unitholder transactions	10,232,068

Net increase (decrease) in net assets	20,821,226
Net Assets
Beginning of period	75,285,775

End of period	$96,107,001

Number of units
Outstanding-beginning of period	3,683,568
Issued	1,023,736
Redeemed	(550,710)

Outstanding-end of period	4,156,594

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.05)	(0.05)	(0.14)	(0.14)

Net investment income (loss)	(0.05)	(0.05)	(0.14)	(0.14)
Net realized and unrealized gain (loss)	1.30	(2.84)	2.82	(1.73)

Net increase (decrease) in unit value	1.25	(2.89)	2.68	(1.87)
Net asset value at beginning of period	21.87	21.61	20.44	20.59

Net asset value at end of period	$23.12	$18.72	$23.12	$18.72

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.85%	0.91%	0.85%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.85)%	(0.91)%	(0.85)%	(0.90)%
Portfolio turnover**,†††	1%	2%	6%	6%
Total return**	5.72%	(13.37)%	13.11%	(9.08)%
Net assets at end of period (in thousands)	$96,107	$67,146	$96,107	$67,146

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2040 Non-Lending Series Fund, Class A	5,935,704	$96,205,887

TOTAL INVESTMENT FUNDS (cost $79,922,816)		96,205,887

TOTAL INVESTMENTS — 100.1%
(cost $79,922,816)		96,205,887
Liabilities Less Other Assets - (0.1)%		(98,886)

NET ASSETS—100.0%		$96,107,001

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Assets and Liabilities

September 30, 2012 Unaudited
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2050 Non-Lending Series Fund Class A (cost $778,387 and units of 59,911)	$815,622
Receivable for fund units sold	2,345
Other assets	11

Total assets	817,978

Liabilities
Payable for investments purchased	2,345
Retirement Date Fund management fee payable	157
ING—program fee payable	321
Trustee, management and administration fees payable	68
ABA Retirement Funds—program fee payable	44
Other accruals	124

Total liabilities	3,059

Net Assets (equivalent to $22.03 per unit based on 36,999 units outstanding)	$814,919

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period January 17, 2012(a) to September 30, 2012
Investment income	$—	$—

Expenses
ING—program fee	663	1,089
Trustee, management and administration fees	158	244
Retirement Date Fund management fee	168	259
ABA Retirement Funds—program fee	98	154
Legal and audit fees	57	80
Compliance consultant fees	23	37
Reports to unitholders	3	5
Registration fees	24	40
Other fees	12	14

Total expenses	1,206	1,922

Less: Expense reimbursement	(13)	(22)

Net expenses	1,193	1,900

Net investment income (loss)	(1,193)	(1,900)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,597	5,938

Net realized gain (loss)	2,597	5,938

Change in net unrealized appreciation (depreciation) on:
Investments	35,531	37,235

Change in net unrealized appreciation (depreciation)	35,531	37,235

Net realized and unrealized gain (loss)	38,128	43,173

Net increase (decrease) in net assets resulting from operations	$36,935	$41,273

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statements of Changes in Net Assets

Unaudited

For the period January 17, 2012(a) to September 30, 2012
From operations
Net investment income (loss)	$(1,900)
Net realized gain (loss)	5,938
Change in net unrealized appreciation (depreciation)	37,235

Net increase (decrease) in net assets resulting from operations	41,273

From unitholder transactions
Proceeds from units issued	945,305
Cost of units redeemed	(171,659)

Net increase (decrease) in net assets from unitholder transactions	773,646

Net increase (decrease) in net assets	814,919
Net Assets
Beginning of period	—

End of period	$814,919

Number of units
Outstanding-beginning of period	—
Issued	45,064
Redeemed	(8,065)

Outstanding-end of period	36,999

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period January 17, 2012(a) to September 30, 2012
Investment income†	$—	$—
Expenses†,††	(0.04)	(0.12)

Net investment income (loss)	(0.04)	(0.12)
Net realized and unrealized gain (loss)	1.24	2.15

Net increase (decrease) in unit value	1.20	2.03
Net asset value at beginning of period	20.83	20.00

Net asset value at end of period	$22.03	$22.03

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.75%	0.78%
Ratio of net investment income (loss) to average net assets*	(0.75)%	(0.78)%
Portfolio turnover**,†††	7%	38%
Total return**	5.76%	10.15%
Net assets at end of period (in thousands)	$815	$815

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the period September 30, 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Target Retirement 2050 Non-Lending Series Fund, Class A	59,911	$815,622

TOTAL INVESTMENT FUNDS (cost $778,387)		815,622

TOTAL INVESTMENTS — 100.1% (cost $778,387)		815,622
Liabilities Less Other Assets—(0.1)%		(703)

NET ASSETS_100.0%		$814,919

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short-Term Investment Fund (cost $1,704,837 and $1,203,630 and units of 1,704,837 and 1,203,630, respectively)	$1,704,837	$1,203,630
Investments in collective investment funds, at value: SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $18,431,064 and $13,478,436 and units of 1,563,184 and 1,176,074, respectively)	19,583,572	14,171,691
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $3,854,894 and $3,031,567 and units of 224,886 and 185,181, respectively)	4,322,540	3,066,231
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $2,876,470 and $0 and units of 227,357 and 0, respectively)	2,924,943	—
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $3,761,339 and $2,747,427 and units of 164,596 and 126,139, respectively)	4,110,628	2,966,036
SSgA International Index Non-Lending Series Fund Class A (cost $0 and $2,356,732 and units of 0 and 175,981, respectively)	—	2,115,825
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,535,542 and $1,160,384 and units of 51,302 and 41,809, respectively)	1,725,592	1,229,469
Receivable for investments sold	115,857	359,440
Receivable for fund units sold	239	49,585
Interest and dividends receivable	162	8
Other assets	2,141	886

Total assets	34,490,511	25,162,801

Liabilities
Payable for investments purchased	101,576	378,158
Investment advisory fee payable	3,107	2,227
ING—program fee payable	14,400	10,578
Trustee, management and administration fees payable	2,450	1,877
ABA Retirement Funds—program fee payable	1,982	1,518
Other accruals	9,700	8,004

Total liabilities	133,215	402,362

Net Assets (equivalent to $17.45 and $16.44 per unit based on 1,969,447 and 1,505,688 units outstanding, respectively)	$34,357,296	$24,760,439

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income
Interest—affiliated issuers	$422	$148	$853	$763

Total investment income	422	148	853	763

Expenses
ING—program fee	41,049	27,016	112,886	72,074
Trustee, management and administration fees	7,145	4,671	19,552	12,332
Investment advisory fee	3,622	2,005	9,973	5,644
ABA Retirement Funds—program fee	5,843	3,812	15,984	10,089
Legal and audit fees	2,930	1,739	6,882	4,485
Compliance consultant fees	771	913	3,102	2,355
Reports to unitholders	—	147	280	379
Registration fees	1,803	1,211	4,525	3,126
Other fees	368	220	928	566

Total expenses	63,531	41,734	174,112	111,050

Less: Expense reimbursement	(918)	—	(2,927)	—

Net expenses	62,613	41,734	171,185	111,050

Net investment income (loss)	(62,191)	(41,586)	(170,332)	(110,287)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	182,699	101,369	443,649	980,841

Net realized gain (loss)	182,699	101,369	443,649	980,841

Change in net unrealized appreciation (depreciation) on:
Investments	613,008	(526,552)	1,433,260	(658,300)

Change in net unrealized appreciation (depreciation)	613,008	(526,552)	1,433,260	(658,300)

Net realized and unrealized gain (loss)	795,707	(425,183)	1,876,909	322,541

Net increase (decrease) in net assets resulting from operations	$733,516	$(466,769)	$1,706,577	$212,254

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$(170,332)
Net realized gain (loss)	443,649
Change in net unrealized appreciation (depreciation)	1,433,260

Net increase (decrease) in net assets resulting from operations	1,706,577

From unitholder transactions
Proceeds from units issued	14,771,869
Cost of units redeemed	(6,881,589)

Net increase (decrease) in net assets from unitholder transactions	7,890,280

Net increase (decrease) in net assets	9,596,857
Net Assets
Beginning of period	24,760,439

End of period	$34,357,296

Number of units
Outstanding-beginning of period	1,505,688
Issued	868,806
Redeemed	(405,047)

Outstanding-end of period	1,969,447

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income(a)†	$—	$—	$—	$—
Expenses†,††	(0.03)	(0.03)	(0.10)	(0.10)

Net investment income (loss)	(0.03)	(0.03)	(0.10)	(0.10)
Net realized and unrealized gain (loss)	0.43	(0.31)	1.11	0.36

Net increase (decrease) in unit value	0.40	(0.34)	1.01	0.26
Net asset value at beginning of period	17.05	16.24	16.44	15.64

Net asset value at end of period	$17.45	$15.90	$17.45	$15.90

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.76%	0.78%	0.77%	0.80%
Ratio of net investment income (loss) to average net assets*	(0.76)%	(0.78)%	(0.76)%	(0.79)%
Portfolio turnover**,†††	7%	5%	26%	44%
Total return**	2.35%	(2.09)%	6.14%	1.66%
Net assets at end of period (in thousands)	$34,357	$22,206	$34,357	$22,206

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.023% and 0.020% for the periods ended September 30, 2012 and 2011, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 95.1%
Collective Investment Funds — 95.1%
SSgA Global Equity Ex U.S. Index Non-Lending Series Fund, Class A	227,357	$2,924,943
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	224,886	4,322,540
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,563,184	19,583,572
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	164,596	4,110,628
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	51,302	1,725,592

TOTAL INVESTMENT FUNDS (cost $30,459,309)		32,667,275

	Units	Value
SHORT-TERM INVESTMENTS — 4.9%
Affiliated Funds — 4.9%
Northern Trust Global Investments - Collective Short-Term Investment Fund(a)	1,704,837	$1,704,837

TOTAL SHORT-TERM INVESTMENTS (cost $1,704,837)		1,704,837

TOTAL INVESTMENTS — 100.0% (cost $32,164,146)		34,372,112
Liabilities Less Other Assets - 0.0%		(14,816)

NET ASSETS—100.0%		$34,357,296

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short-Term Investment Fund (cost $1,372,966 and $1,057,034 and units of 1,372,966 and 1,057,034, respectively)	$1,372,966	$1,057,034
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $19,698,992 and $15,233,554 and units of 1,679,610 and 1, 341,009, respectively)	21,042,155	16,159,164
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $14,952,182 and $13,222,514 and units of 893,658 and 833,667, respectively)	17,177,005	13,803,854
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $11,743,615 and $10,635,992 and units of 905,527 and 815,891, respectively)	11,649,603	9,498,599
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $3,721,845 and $2,852,235 and units of 163,730 and 131,268, respectively)	4,088,994	3,086,627
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $2,603,774 and $2,146,509 and units of 88,775 and 79,480, respectively)	2,986,023	2,337,269
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,322,600 and $1,113,795 and units of 141,052 and 118,564, respectively)	1,274,831	1,014,668
Receivable for investments sold	273,826	719,938
Receivable for fund units sold	49,509	264,583
Interest and dividends receivable	126	7
Other assets	3,776	1,758

Total assets	59,918,814	47,943,501

Liabilities
Payable for investments purchased	304,064	966,837
Investment advisory fee payable	7,921	6,098
ING—program fee payable	24,897	20,016
Trustee, management and administration fees payable	4,230	3,554
ABA Retirement Funds—program fee payable	3,433	2,872
Other accruals	17,336	16,684

Total liabilities	361,881	1,016,061

Net Assets (equivalent to $20.14 and $18.47 per unit based on 2,957,045 and 2,540,564 units outstanding, respectively)	$59,556,933	$46,927,440

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income
Interest—affiliated issuers	$246	$128	$701	$744

Total investment income	246	128	701	744

Expenses
ING—program fee	72,737	58,370	204,515	157,456
Trustee, management and administration fees	12,674	10,095	35,414	26,872
Investment advisory fee	8,668	6,112	24,359	16,692
ABA Retirement Funds—program fee	10,322	8,242	28,911	21,989
Legal and audit fees	5,171	3,652	12,407	9,727
Compliance consultant fees	1,211	1,918	5,471	5,109
Reports to unitholders	—	307	511	821
Registration fees	3,342	2,548	8,318	6,786
Other fees	518	487	1,541	1,253

Total expenses	114,643	91,731	321,447	246,705

Less: Expense reimbursement	(1,655)	—	(5,358)	—

Net expenses	112,988	91,731	316,089	246,705

Net investment income (loss)	(112,742)	(91,603)	(315,388)	(245,961)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	439,263	448,952	1,354,780	2,128,493

Net realized gain (loss)	439,263	448,952	1,354,780	2,128,493
Change in net unrealized appreciation (depreciation) on:
Investments	1,811,830	(4,349,387)	3,480,021	(4,417,022)

Change in net unrealized appreciation
(depreciation)	1,811,830	(4,349,387)	3,480,021	(4,417,022)

Net realized and unrealized gain (loss)	2,251,093	(3,900,435)	4,834,801	(2,288,529)

Net increase (decrease) in net assets resulting from operations	$2,138,351	$(3,992,038)	$4,519,413	$(2,534,490)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$(315,388)
Net realized gain (loss)	1,354,780
Change in net unrealized appreciation (depreciation)	3,480,021

Net increase (decrease) in net assets resulting from operations	4,519,413

From unitholder transactions
Proceeds from units issued	18,085,743
Cost of units redeemed	(9,975,663)

Net increase (decrease) in net assets from unitholder transactions	8,110,080

Net increase (decrease) in net assets	12,629,493
Net Assets
Beginning of period	46,927,440

End of period	$59,556,933

Number of units
Outstanding-beginning of period	2,540,564
Issued	929,994
Redeemed	(513,513)

Outstanding-end of period	2,957,045

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income(a)†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.11)	(0.11)

Net investment income (loss)	(0.04)	(0.04)	(0.11)	(0.11)
Net realized and unrealized gain (loss)	0.78	(1.60)	1.78	(0.75)

Net increase (decrease) in unit value	0.74	(1.64)	1.67	(0.86)
Net asset value at beginning of period	19.40	19.12	18.47	18.34

Net asset value at end of period	$20.14	$17.48	$20.14	$17.48

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.78%	0.83%	0.79%	0.81%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.82)%	(0.79)%	(0.81)%
Portfolio turnover**,†††	6%	9%	19%	29%
Total return**	3.81%	(8.58)%	9.04%	(4.69)%
Net assets at end of period (in thousands)	$59,557	$42,341	$59,557	$42,341

(a)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.026% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 97.8%
Collective Investment Funds — 97.8%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	141,052	$1,274,831
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	905,527	11,649,603
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	893,658	17,177,005
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,679,610	21,042,155
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	163,730	4,088,994
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	88,775	2,986,023

TOTAL INVESTMENT FUNDS (cost $54,043,008)		58,218,611

	Units	Value
SHORT-TERM INVESTMENTS — 2.3%
Affiliated Funds — 2.3%
Northern Trust Global Investments - Collective Short-Term Investment Fund(a)	1,372,966	$1,372,966

TOTAL SHORT-TERM INVESTMENTS (cost $1,372,966)		1,372,966

TOTAL INVESTMENTS — 100.1%
(cost $55,415,974)		59,591,577
Liabilities Less Other Assets - (0.1)%		(34,644)

NET ASSETS—100.0%		$59,556,933

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short-Term Investment Fund (cost $0 and $25,671 and units of 0 and 25,671, respectively)	$—	$25,671
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $8,639,332 and $6,990,442 and units of 509,972 and 437,756, respectively)	9,802,172	7,248,358
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $6,720,690 and $5,626,573 and units of 516,973 and 428,607, respectively)	6,650,852	4,989,847
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $3,140,347 and $2,387,439 and units of 265,023 and 207,712, respectively)	3,320,208	2,502,926
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $989,772 and $769,237 and units of 33,051 and 28,075, respectively)	1,111,691	825,590
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $928,878 and $738,080 and units of 99,998 and 77,200, respectively)	903,786	660,681
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $409,129 and $313,814 and units of 17,674 and 14,114, respectively)	441,395	331,866
Receivable for investments sold	89,048	201,949
Receivable for fund units sold	18,389	84,988
Other assets	1,345	597

Total assets	22,338,886	16,872,473

Liabilities
Payable for investments purchased	107,437	311,853
Investment advisory fee payable	3,357	2,132
ING—program fee payable	9,285	7,083
Trustee, management and administration fees payable	1,568	1,258
ABA Retirement Funds—program fee payable	1,279	1,016
Other accruals	6,415	5,880

Total liabilities	129,341	329,222

Net Assets (equivalent to $23.00 and $20.66 per unit based on 965,491 and 800,872 units outstanding, respectively)	$22,209,545	$16,543,251

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income	$—	$—	$—	$—

Expenses
ING—program fee	26,781	21,017	75,959	58,910
Trustee, management and administration fees	4,627	3,635	13,084	10,082
Investment advisory fee	3,828	2,195	10,910	6,627
ABA Retirement Funds—program fee	3,778	2,968	10,733	8,250
Legal and audit fees	1,916	1,284	4,605	3,592
Compliance consultant fees	467	674	2,051	1,887
Reports to unitholders	—	108	190	303
Registration fees	1,206	894	3,056	2,504
Other fees	199	162	579	463

Total expenses	42,802	32,937	121,167	92,618

Less: Expense reimbursement	(602)	—	(1,999)	—

Net expenses	42,200	32,937	119,168	92,618

Net investment income (loss)	(42,200)	(32,937)	(119,168)	(92,618)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	123,727	178,757	465,514	988,351

Net realized gain (loss)	123,727	178,757	465,514	988,351

Change in net unrealized appreciation (depreciation) on:
Investments	994,473	(2,464,887)	1,668,273	(2,569,246)

Change in net unrealized appreciation (depreciation)	994,473	(2,464,887)	1,668,273	(2,569,246)

Net realized and unrealized gain (loss)	1,118,200	(2,286,130)	2,133,787	(1,580,895)

Net increase (decrease) in net assets resulting from operations	$1,076,000	$(2,319,067)	$2,014,619	$(1,673,513)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$(119,168)
Net realized gain (loss)	465,514
Change in net unrealized appreciation (depreciation)	1,668,273

Net increase (decrease) in net assets resulting from operations	2,014,619

From unitholder transactions
Proceeds from units issued	8,420,701
Cost of units redeemed	(4,769,026)

Net increase (decrease) in net assets from unitholder transactions	3,651,675

Net increase (decrease) in net assets	5,666,294
Net Assets
Beginning of period	16,543,251

End of period	$22,209,545

Number of units
Outstanding-beginning of period	800,872
Issued	382,153
Redeemed	(217,534)

Outstanding-end of period	965,491

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

Unaudited

(For a unit outstanding through out the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.04)	(0.04)	(0.13)	(0.13)

Net investment income (loss)	(0.04)	(0.04)	(0.13)	(0.13)
Net realized and unrealized gain (loss)	1.18	(3.03)	2.47	(1.91)

Net increase (decrease) in unit value	1.14	(3.07)	2.34	(2.04)
Net asset value at beginning of period	21.86	22.28	20.66	21.25

Net asset value at end of period	$23.00	$19.21	$23.00	$19.21

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.79%	0.85%	0.80%	0.83%
Ratio of net investment income (loss) to average net assets*	(0.79)%	(0.85)%	(0.80)%	(0.83)%
Portfolio turnover**,†††	7%	15%	20%	43%
Total return**	5.22%	(13.78)%	11.33%	(9.60)%
Net assets at end of period (in thousands)	$22,210	$14,029	$22,210	$14,029

*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.029% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
INVESTMENT FUNDS — 100.1%
Collective Investment Funds — 100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	99,998	$903,786
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	516,973	6,650,852
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	509,972	9,802,172
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	265,023	3,320,208
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	17,674	441,395
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	33,051	1,111,691

TOTAL INVESTMENT FUNDS (cost $20,828,148)		22,230,104

TOTAL INVESTMENTS — 100.1%
(cost $20,828,148)		22,230,104
Liabilities Less Other Assets - (0.1)%		(20,559)

NET ASSETS—100.0%		$22,209,545

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statements of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
Large Cap Equity Fund (cost $100,706,940 and $108,375,238 and units of 8,704,987 and 9,461,947, respectively)	$142,378,771	$133,697,305
Bond Core Plus Fund (cost $72,680,334 and $73,106,915 and units of 3,338,173 and 3,828,099, respectively)	96,807,030	104,193,195
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short-Term Investment Fund (cost $18 and $0 and units of 18 and 0, respectively)	18	—
Receivable for fund units sold	317,500	8,000,000

Total assets	239,503,319	245,890,500

Liabilities
Payable for fund units redeemed	347,835	8,019,714

Total liabilities	347,835	8,019,714

Net Assets (equivalent to $107.01 and $95.63 per unit based on 2,234,942 and 2,487,413 units outstanding, respectively)	$239,155,484	$237,870,786

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statements of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income (loss)
Interest—affiliated issuers	$20	$—	$20	$—

Net investment income (loss)	20	—	20	—

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Bond Core Plus Fund	739,037	3,266,709	5,562,450	5,671,780
Large Cap Equity Fund	3,653,217	2,652,536	12,168,706	10,521,671

Net realized gain (loss)	4,392,254	5,919,245	17,731,156	16,193,451

Change in net unrealized appreciation (depreciation) on:
Investments	6,148,460	(25,393,893)	9,390,180	(22,535,866)

Change in net unrealized appreciation (depreciation)	6,148,460	(25,393,893)	9,390,180	(22,535,866)

Net realized and unrealized gain (loss)	10,540,714	(19,474,648)	27,121,336	(6,342,415)

Net increase (decrease) in net assets resulting from operations	$10,540,734	$(19,474,648)	$27,121,356	$(6,342,415)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$20
Net realized gain (loss)	17,731,156
Change in net unrealized appreciation (depreciation)	9,390,180

Net increase (decrease) in net assets resulting from operations	27,121,356

From unitholder transactions
Proceeds from units issued	711,931
Cost of units redeemed	(26,548,589)

Net increase (decrease) in net assets from unitholder transactions	(25,836,658)

Net increase (decrease) in net assets	1,284,698
Net Assets
Beginning of period	237,870,786

End of period	$239,155,484

Number of units
Outstanding-beginning of period	2,487,413
Issued	6,942
Redeemed	(259,413)

Outstanding-end of period	2,234,942

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Financial Highlights

Unaudited

(For a unit outstanding throughout the period)

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Net investment income (loss)	$— (a)	$—	$— (a)	$—
Net realized and unrealized gain (loss)	4.65	(7.41)	11.38	(2.78)

Net increase (decrease) in unit value	4.65	(7.41)	11.38	(2.78)
Net asset value at beginning of period	102.36	97.34	95.63	92.71

Net asset value at end of period	$107.01	$89.93	$107.01	$89.93

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,†	0.00%	0.00%	0.00%	0.00%
Ratio of net investment income
(loss) to average net assets(b)*	0.00%	0.00%	0.00%	0.00%
Portfolio turnover(c)**	1%	4%	11%	8%
Total return**	4.54%	(7.61)%	11.90%	(3.00)%
Net assets at end of period (in thousands)	$239,155	$233,167	$239,155	$233,167

(a)	Amounts less than $0.005 per unit are rounded to zero.
(b)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.
(c)	With respect to the portion of the Fund’s assets invested in the Bond Core Plus Fund and Large Cap Equity Fund, portfolio turnover reflects purchases and sales of the Bond Core Plus Fund and Large Cap Equity Fund, rather than portfolio turnover of the underlying portfolio of the Bond Core Plus Fund and Large Cap Equity Fund.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets. The estimated acquired fund fees which are incurred directly by the underlying fund were 1.010% and 1.037% for the periods ended September 30, 2012 and 2011, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Schedule of Investments

September 30, 2012

Unaudited

	Shares	Value
AMERICAN BAR ASSOCIATION MEMBERS/NORTHERN TRUST
COLLECTIVE TRUST INVESTMENT FUNDS — 100.0%
Bond Core Plus Fund	3,338,173	$96,807,030
Large Cap Equity Fund	8,704,987	142,378,771

TOTAL AMERICAN BAR ASSOCIATION MEMBERS/NORTHERN
TRUST COLLECTIVE TRUST INVESTMENT FUNDS (cost $173,387,274)		239,185,801

	Units	Value
SHORT-TERM INVESTMENTS — 0.0%
AFFILIATED FUNDS — 0.0%
Northern Trust Global Investments -
Collective Short-Term Investment Fund(a)	18	$18

TOTAL SHORT-TERM INVESTMENTS (cost $18)		18

TOTAL INVESTMENTS — 100.0%
(cost $173,387,292)		239,185,819
Liabilities Less Other Assets - 0.0%		(30,335)

NET ASSETS—100.0%		$239,155,484

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Assets
Investments, at value (cost $2,160,776,822 and $2,199,286,258, respectively)	$2,422,950,269	$2,351,069,730
Northern Trust Global Investments - Collective Government Short Term Investment Fund, at value (cost $90,583,788 and $115,820,756, respectively)	90,583,788	115,820,756
Investments in collective investment funds, at value (cost $278,906,275 and $307,069,831, respectively)	346,865,119	362,951,942
Northern Trust Global Investments - Collective Short Term Investment Fund (cost $33,810,290 and $43,676,411 and units of 33,810,290 and 43,676,411, respectively)	33,810,308	43,676,411
SSgA collective investment funds (cost $1,167,223,929 and $1,014,035,373 and units of 80,973,810 and 72,459,248, respectively)	1,388,664,728	1,108,980,868
Foreign currency, at value (cost $1,025,447 and $329,366, respectively)	1,013,363	324,877
Cash	650,527	1,210,925
Deposit with broker for investments sold on TBA commitment transactions	1,807,758	275,000
Receivable for investments sold on TBA commitment transactions	57,225,820	88,956,055
Receivable for investments sold	117,589,526	28,165,788
Receivable for fund units sold	1,680,819	19,603,232
Receivable for Swap premiums	14,622	—
Interest and dividends receivable	3,573,566	4,024,169
Receivable for futures variation margin	—	32,925
Unrealized appreciation of forward currency exchange contracts	64,147	27,605
Tax reclaims receivable	561,411	366,868
Swap premiums paid	96,680	40,470
Unrealized appreciation on swap agreements	1,527,796	644,658
Other assets	271,000	140,001

Total assets	4,468,951,247	4,126,312,280

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $2,166,563 and $67,367,772, respectively)	2,168,126	67,605,673
Due to custodian	64,247	53,061
Payable for cash collateral received on securities loaned	50,630,753	71,264,089
Payable for investments purchased on TBA commitment transactions	126,147,109	87,342,049
Payable for investments purchased	75,464,794	36,733,953
Payable for fund units redeemed	1,369,301	16,803,433
Swap premiums received	25,069	3,971
Unrealized depreciation on swap agreements	51,777	14,427
Due to broker for open swap contracts	2,825,772	620,000
Due to broker for investments purchased on TBA commitment transactions	866,250	46,250
Payable for futures variation margin	5,855	—
Unrealized depreciation of forward currency exchange contracts	793,282	388,756
Investment advisory fee payable	511,548	487,063
Retirement Date Fund management fee payable	138,633	107,696
ING—program fee payable	1,665,267	1,555,742
Trustee, management and administration fees payable	294,213	284,417

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	September 30, 2012 Unaudited	December 31, 2011
Liabilities
ABA Retirement Funds—program fee payable	230,326	223,216
Payable for legal and audit services	276,848	527,250
Payable for compliance consultant fees	338,396	276,912
Payable for Registration fees	465,337	504,498
Payable for reports to unitholders	38,416	74,750
Other accruals	70,513	52,516

Total liabilities	264,441,832	284,969,722

Net Assets at fair value	4,204,509,415	3,841,342,558

Adjustment from fair value to contract value for fully benefit responsive contracts	(44,138,330)	(27,057,652)

Net Assets	$4,160,371,085	$3,814,284,906

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Operations

Unaudited

	For the period July 1, 2012 to September 30, 2012	For the period July 1, 2011 to September 30, 2011	For the period January 1, 2012 to September 30, 2012	For the period January 1, 2011 to September 30, 2011
Investment income
Dividends	$10,892,418	$10,259,206	$33,308,470	$31,810,776
Interest	2,162,725	3,561,467	8,253,209	9,235,025
Interest—affiliated issuers	69,273	63,472	196,537	208,404
Securities lending income, net	122,864	89,043	291,803	379,931

Total investment income	13,247,280	13,973,188	42,050,019	41,634,136

Expenses
ING—program fee	4,941,757	4,823,779	14,589,480	14,625,822
Trustee, management and administration fees	892,771	862,162	2,630,632	2,579,855
Retirement Date Fund management fee	142,304	105,761	400,539	325,455
Investment advisory fee	1,734,289	1,761,762	5,191,370	5,407,363
ABA Retirement Funds—program fee	698,732	681,053	2,063,106	2,041,900
Legal and audit fees	347,750	299,913	876,738	889,978
Compliance consultant fees	60,490	157,531	371,299	467,464
Reports to unitholders	53	25,336	37,352	75,151
Registration fees	236,625	209,198	599,649	620,786
Other fees	20,255	39,841	99,237	118,190

Total expenses	9,075,026	8,966,336	26,859,402	27,151,964

Less: Expense reimbursement	(113,916)	—	(390,363)	—

Net expenses	8,961,110	8,966,336	26,469,039	27,151,964

Net investment income (loss)	4,286,170	5,006,852	15,580,980	14,482,172

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	34,734,091	25,316,111	107,914,546	142,011,709
Foreign currency transactions	(422,230)	657,155	(955,965)	(261,498)
Futures contracts	16,255	121,974	2,074,861	404,639
Swap contracts	7,971	—	963,917	—
Written options	—	23,460	—	23,460

Net realized gain (loss)	34,336,087	26,118,700	109,997,359	142,178,310

Change in net unrealized appreciation (depreciation) on:
Investments	115,483,455	(377,616,721)	231,681,699	(339,267,122)
Foreign currency transactions	(568,801)	317,946	(367,475)	712,172
Futures contracts	(27,839)	1,314,525	(1,859,858)	1,750,296
Written options	—	(3,910)	—	—
Swap contracts	164,328	660,322	848,798	740,956

Change in net unrealized appreciation(depreciation)	115,051,143	(375,327,838)	230,303,164	(336,063,698)

Net realized and unrealized gain (loss)	149,387,230	(349,209,138)	340,300,523	(193,885,388)

Net increase (decrease) in net assets resulting from operations	$153,673,400	$(344,202,286)	$355,881,503	$(179,403,216)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Changes in Net Assets

Unaudited

For the nine-month period ended September 30, 2012
From operations
Net investment income (loss)	$15,580,980
Net realized gain (loss)	109,997,359
Change in net unrealized appreciation (depreciation)	230,303,164

Net increase (decrease) in net assets resulting from operations	355,881,503

From unitholder transactions
Proceeds from units issued	603,972,046
Cost of units redeemed	(613,767,370)

Net increase (decrease) in net assets from unitholder transactions	(9,795,324)

Net increase (decrease) in net assets	346,086,179
Net Assets
Beginning of period	3,814,284,906

End of period	$4,160,371,085

Number of units
Outstanding-beginning of period	170,685,661
Issued	27,260,874
Redeemed	(25,988,370)

Outstanding-end of period	171,958,165

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements

Unaudited

1. Description of the Collective Trust

The American Bar Association Members/Northern Trust Collective Trust (formerly known as the American Bar Association Members/State Street Collective Trust, referred to herein as the “Collective Trust”) was organized on August 8, 1991. From December 1, 2004 and through June 30, 2010, State Street Bank and Trust Company of New Hampshire (“State Street”) acted as trustee of the Collective Trust. Effective July 1, 2010, Northern Trust Investments, Inc. (“Northern Trust Investments” or the “Trustee”) was substituted for State Street as trustee of the Collective Trust. In connection therewith, the name of the Collective Trust was changed from“American Bar Association Members/State Street Collective Trust” to “American Bar Association Members/Northern Trust Collective Trust.” From and after July 1, 2010, Northern Trust Investments, as trustee of the Collective Trust, has exclusive discretion and control over the assets of the Collective Trust. Further, effective July 1, 2010, The Northern Trust Company (“Northern Trust”) was substituted for State Street Bank and Trust Company (“State Street Bank”) as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans.

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

The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the Program. As of September 30, 2012, the Collective Trust offered twenty-three separate collective investment funds, comprised of six Managed Funds, six Index Funds, the Real Asset Return Fund, the Alternative Alpha Fund, six Retirement Date Funds and three Target Risk Funds (collectively, the “Funds”). The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

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

Index Funds

Bond Index Fund—replication of the total return of the Barclays Capital U.S. Aggregate Bond Index, after taking into account Fund expenses. As of September 30, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index.

Large Cap Index Equity Fund—replication of the total return of the S&P 500®, after taking into account Fund expenses. As of September 30, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®.

All Cap Index Equity Fund—replication of the total return of the Russell 3000® Index, after taking into account Fund expenses. As of September 30, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index.

Mid Cap Index Equity Fund—replication of the total return of the S&P MidCap 400®, after taking into account Fund expenses. As of September 30, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®.

Small Cap Index Equity Fund_replication of the total return of the Russell 2000® Index, after taking into account Fund expenses. As of September 30, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index.

International Index Equity Fund—replication of the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index, after taking into account Fund expenses. As of September 30, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index.

Each of these underlying funds’ annual financial statements are available to any individual upon request and may also be accessed by Participants on the password-protected portion of the Program‘s website.

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

The Retirement Date Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. As of September 30, 2012, each of the Retirement Date Funds invested 100% of its net assets in separate State Street Bank collective investment funds listed below.

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

Conservative Risk Fund—invests in a combination of U.S. stocks, non-U.S. stocks, bonds and cash-equivalent investments, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Fund invests in the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, SSgA U.S. Bond Index Non-Lending Series Fund Class A, SSgA/Tuckerman REIT Index Non-

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Lending Series Fund Class A, SSgA Russell All Cap® Index Non-Lending Series Fund Class A, SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A and Northern Trust Global Investments Collective Short-Term Investment Fund. The Conservative Risk Fund is the most conservative strategy among the Target Risk Funds. The Conservative Risk Fund is designed for investors who prefer lower volatility of returns and higher expected income.

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

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. As of September 30, 2012, 40.5% and 59.5% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

•	Level 3 – significant unobservable inputs (including the Trustee’s own assumptions in determining the fair value of investments).

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

Northern Trust’s Pricing Unit (the “NT Pricing Unit”) is responsible for gathering prices from independent pricing sources and supplying a value for each portfolio security used in the net asset value (“NAV”) computations. Securities or other assets for which market quotations are not readily available or for which market quotations do not represent the value at the time of pricing are fair valued in accordance with established policies and procedures. Northern Trust Investments has established a pricing and valuation committee (the “NTGI PVC”) whose membership includes representatives of Northern Trust Investments, as well as independent control personnel from Northern Trust’s Legal, Compliance and Risk Management departments. The NTGI PVC is responsible for the fair valuation of portfolio securities and the monitoring of the fair valuation process of securities.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

In making its determination of the fair value of the security, the NTGI PVC may engage consultants and other service providers as well as considers factors that it deems appropriate to the determination of the fair value of the security. Such factors include, but are not limited to: the type of security; the current financial position of the company; the cost of the investment; information as to any transaction or offers with respect to the security; market value of similar securities; and news events. The Trustee monitors markets and the circumstances of the security’s issuer that affect the security’s valuation and the NTGI PVC will review if the markets and circumstances of the security’s issuer relevant to the valuation of the fair valued security change materially.

The Funds and the Balanced Fund disclose transfers between Levels based on valuations at the end of each reporting period. Except for Bond Core Plus Fund, there have been no transfers in and out of Level 1 and 2 fair value measurements for any of the Funds or the Balanced Fund for the nine-month period ended September 30, 2012. The Bond Core Plus Fund had a transfer of $1,857,000 into Level 1 from Level 2 due to availability of market pricing.

The following is a summary of the valuation of the Funds’ and the Balanced Fund’s investments and other financial instruments following the fair value hierarchy levels, as well as a reconciliation of Level 3 assets, if applicable, for which significant unobservable inputs were used in determining value as of September 30, 2012:

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Investments in securities*	$—	$926,170,268	$—	$926,170,268
Short-Term Investments	—	90,583,788	—	90,583,788
Total	$—	$1,016,754,056	$—	$1,016,754,056

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$3,954,749	$—	$3,954,749
U.S. Government & Agency Obligations	—	293,438,562	—	293,438,562
Foreign Government Obligations	—	5,867,976	—	5,867,976
Municipals	—	20,790,970	—	20,790,970
Corporate Bonds	—	78,360,703	—	78,360,703
Bank Loans	—	3,068,392	—	3,068,392
Convertible Preferred Stock	1,857,000	—	—	1,857,000
Short-Term Investments	—	1,307,890	—	1,307,890
ABA Members Collateral Fund	—	9,738,699	—	9,738,699
Other Financial Instruments
Interest Rate Swap Contracts	—	1,527,796	—	1,527,796
Forward Foreign Currency Exchange Contracts	—	56,722	—	56,722
Total	$1,857,000	$418,112,459	$—	$419,969,459

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Liabilities
Fixed Income
U.S. Government & Agency Obligations	$—	$(2,168,126)	$—	$(2,168,126)
Other Financial Instruments
Futures Contracts	(26,277)	—	—	(26,277)
Forward Foreign Currency Exchange Contracts	—	(786,971)	—	(786,971)
Interest Rate Swap Contracts	—	(51,777)	—	(51,777)
Total	$(26,277)	$(3,006,874)	$—	$(3,033,151)

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Large Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$26,137,990	$—	$—	$26,137,990
Communications	92,183,364	—	—	92,183,364
Consumer, Cyclical	79,096,243	—	—	79,096,243
Consumer, Non-Cyclical	166,958,139	—	—	166,958,139
Energy	74,100,650	—	—	74,100,650
Financial	82,825,690	—	—	82,825,690
Industrial	76,385,331	—	—	76,385,331
Technology	94,727,398	—	—	94,727,398
Utilities	15,234,808	—	—	15,234,808
ABA Members Collateral Fund	—	11,872,808	—	11,872,808
Collective Investment Fund	—	35,852,225	—	35,852,225
Short-Term Investments	—	18,933,516	—	18,933,516

Total	$707,649,613	$66,658,549	$—	$774,308,162

Small-Mid Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$15,096,535	$—	$—	$15,096,535
Communications	14,747,726	—	—	14,747,726
Consumer, Cyclical	36,913,432	—	—	36,913,432
Consumer, Non-Cyclical	49,870,845	—	—	49,870,845
Energy	17,134,725	—	—	17,134,725
Financial	52,476,781	—	—	52,476,781
Government	430,755	—	—	430,755
Industrial	26,660,869	—	—	26,660,869
Technology	24,597,121	—	—	24,597,121
Utilities	9,083,617	—	—	9,083,617
ABA Members Collateral Fund	—	23,964,298	—	23,964,298
Collective Investment Fund	—	12,347,662	—	12,347,662
Short-Term Investments	—	6,873,952	—	6,873,952

Total	$247,012,406	$43,185,912	$—	$290,198,318

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Argentina	$119,120	$—	$—	$119,120
Australia	—	4,079,604	—	4,079,604
Austria	—	401,066	—	401,066
Belgium	—	1,769,518	—	1,769,518
Brazil	1,858,773	—	—	1,858,773
Canada	4,654,196	—	—	4,654,196
Chile	670,954	—	—	670,954
China	442,918	971,279	—	1,414,197
Denmark	—	1,888,720	—	1,888,720
Finland	—	267,764	—	267,764
France	—	9,583,392	—	9,583,392

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Germany	—	10,895,636	—	10,895,636
Greece	666,624	65,305	—	731,929
Hong Kong	—	3,755,928	—	3,755,928
India	1,249,177	—	—	1,249,177
Indonesia	226,767	327,534	—	554,301
Ireland	808,112	1,099,693	—	1,907,805
Israel	414,272	267,572	—	681,844
Italy	—	1,913,444	—	1,913,444
Japan	—	18,167,815	—	18,167,815
Macau	—	120,304	—	120,304
Malaysia	—	2,211,477	—	2,211,477
Mexico	879,109	—	—	879,109
Netherlands	—	4,439,290	—	4,439,290
Norway	—	1,592,363	—	1,592,363
Peru	218,864	—	—	218,864
Philippines	663,269	84,978	—	748,247
Poland	—	1,156,458	—	1,156,458
Portugal	—	116,219	—	116,219
Singapore	—	1,012,279	—	1,012,279
South Africa	—	6,146,515	—	6,146,515
South Korea	—	4,206,200	—	4,206,200
Spain	—	1,653,894	—	1,653,894
Sweden	—	3,016,490	—	3,016,490
Switzerland	968,099	10,398,618	—	11,366,717
Taiwan	—	3,205,677	—	3,205,677
Thailand	—	1,096,077	—	1,096,077
Turkey	—	385,630	—	385,630
United Kingdom	2,464,068	20,633,208	—	23,097,276
United States	1,496,911	48,450	—	1,545,361
ABA Members Collateral Fund	—	4,364,398	—	4,364,398
Exchange-Traded Fund	6,899,861	—	—	6,899,861
Short-Term Investments	—	3,617,129	—	3,617,129

Total	$24,701,094	$124,959,924	$—	$149,661,018

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Global All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$1,484,518	$—	$1,484,518
Total	$—	$1,484,518	$—	$1,484,518

*Synthetic guaranteed investment contracts are deemed Level 2 investments based on the fair value hierarchy.

** All applicable Funds (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) value their direct and indirect investments in the ABA Members Collateral Fund at their fair values as a Level 2 measurement, and have recognized unrealized losses. However, the Funds have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions. See Note 5. Securities Lending for further information about the ABA Members Collateral Fund.

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$96,091,548	$—	$96,091,548
Total	$—	$96,091,548	$—	$96,091,548

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$100,502,325	$—	$100,502,325
Total	$—	$100,502,325	$—	$100,502,325

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$293,866,705	$—	$293,866,705
Total	$—	$293,866,705	$—	$293,866,705

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$75,233,100	$—	$75,233,100
Total	$—	$75,233,100	$—	$75,233,100

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$41,115,983	$—	$41,115,983
Total	$—	$41,115,983	$—	$41,115,983

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$62,517,821	$—	$62,517,821
Total	$—	$62,517,821	$—	$62,517,821

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$29,820,643	$—	$29,820,643
Total	$—	$29,820,643	$—	$29,820,643

Alternative Alpha Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$690,567	$—	$690,567
Investment Companies	463,040	—	—	463,040
Total	$463,040	$690,567	$—	$1,153,607

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Lifetime Income Retirement
Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$46,466,675	$—	$46,466,675
Total	$—	$46,466,675	$—	$46,466,675

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$80,907,056	$—	$80,907,056
Total	$—	$80,907,056	$—	$80,907,056

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$203,240,860	$—	$203,240,860
Total	$—	$203,240,860	$—	$203,240,860

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$148,764,513	$—	$148,764,513
Total	$—	$148,764,513	$—	$148,764,513

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$96,205,887	$—	$96,205,887
Total	$—	$96,205,887	$—	$96,205,887

2050 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$815,622	$—	$815,622
Total	$—	$815,622	$—	$815,622

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$32,667,275	$—	$32,667,275
Short-Term Investments	—	1,704,837	—	1,704,837
Total	$—	$34,372,112	$—	$34,372,112

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$58,218,611	$—	$58,218,611
Short-Term Investments	—	1,372,966	—	1,372,966
Total	$—	$59,591,577	$—	$59,591,577

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$22,230,104	$—	$22,230,104
Total	$—	$22,230,104	$—	$22,230,104

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$239,185,801	$—	$239,185,801
Short-Term Investments	—	18	—	18
Total	$—	$239,185,819	$—	$239,185,819

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

B. Stable Asset Return Fund (“SARF”)

The Trustee restructured the SARF on December 8, 2010. In connection therewith, effective December 8, 2010, the Trustee entered into Investment Advisor Agreements with Galliard Capital Management, Inc. (“Galliard”), Jennison Associates LLC (“Jennison”) and Pacific Investment Management Company, LLC (“PIMCO”), pursuant to which Galliard, Jennison and PIMCO, provide investment advisory services with respect to portions of SARF. In addition, Galliard is responsible for making recommendations regarding the appointment and retention of investment advisors for the portions of SARF for which it does not serve as an investment advisor. As of September 30, 2012, approximately 56%, 19% and 16% of the assets of SARF were allocated to Galliard, Jennison and PIMCO, respectively. In addition, as of September 30, 2012, approximately 9% of the assets of the Fund were allocated to the NTGI Collective Government Short-Term Investment Fund, which provides a “liquidity buffer” for SARF.

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

The SGICs that the SARF has invested in “wrap” specific fixed income investments owned by the SARF and amortize the realized and unrealized gains or losses on those investments over the Fund’s duration via the Fund’s crediting rate (which is the rate earned by participants in the SARF on the reference investments). As long as the requirements of the SGICs are satisfied, the issuer provides assurance that the adjustments to the interest crediting rate do not result in a future interest crediting rate that is less than zero. An interest crediting rate less than zero would result in a loss of principal or accrued interest.

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

CV = contract value

D = weighted average duration of the underlying portfolio

Y = annualized weighted average yield to maturity of the underlying portfolio

F = wrap contract and investment advisory fees

The investment advisory fee for the SARF, which is included as part of the crediting rate, is disclosed for financial reporting purposes and is included in “Investment advisory fee” in the accompanying Statements of Operations in the amounts of $335,130, $332,841, $993,100 and $969,834 for the three-month periods ended September 30, 2012 and September 30, 2011 and for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively.

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

Only an event initiated by the Trustee at the level of the Collective Trust, such as termination of the SARF, would have the potential to limit the ability of the SARF to transact at contract value with plan participants. As of September 30, 2012, the occurrence of an event that would limit the ability of the SARF to transact at contract value with the participants was not probable.

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

iii. Adjustments to Contract Value

At September 30, 2012, all SGICs held by the SARF were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the SARF’s fully benefit-responsive investment contracts during the nine-month period ended September 30, 2012 is reflected below:

	September 30, 2012	December 31, 2011	Change
Investments (at fair value)	$926,170,268	$893,870,854	$32,299,414

Investments (at contract value)	882,031,938	866,813,202	15,218,736

Adjustment to fair value	(44,138,330)	(27,057,652)	(17,080,678)

Average yields

Based on actual income (1)			0.79%

Based on interest rate credited to participants (2)			2.18%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on September 30, 2012 by the fair value of investments on September 30, 2012.
(2)	Computed by dividing the annualized one-day earnings credited to participants on September 30, 2012 by the fair value of investments on September 30, 2012.

Sensitivity Analysis

The following tables are intended to provide certain sensitivity analysis disclosures. These are estimates calculated based on the current crediting rate, are not intended to serve as a projection or guarantee of future rates of return to be earned by the SARF and make an assumption that there is no change in the duration of the underlying investment portfolio.

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2012	2.17%

December 31, 2012		2.20%	2.24%	2.32%	2.36%

March 31, 2013		2.01%	2.07%	2.18%	2.24%

June 30, 2013		1.83%	1.91%	2.06%	2.14%

September 30, 2013		1.68%	1.77%	1.95%	2.04%

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Credit Interest Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
September 30, 2012	2.17%
December 31, 2012		2.37%	2.42%	2.50%	2.54%
March 31, 2013		2.16%	2.22%	2.34%	2.40%
June 30, 2013		1.97%	2.05%	2.20%	2.28%
September 30, 2013		1.80%	1.90%	2.08%	2.17%

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

For the nine-month period ended September 30, 2012, the Bond Core Plus Fund had an average notional long (short) exposure of $(1,734,195) related to futures contracts.

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

For the nine-month period ended September 30, 2012, the Bond Core Plus Fund and the International All Cap Equity Fund had an average notional exposure of $9,207,288 and $12,221,490, respectively, related to forward foreign currency contracts.

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

For the nine-month period ended September 30, 2012, the Bond Core Plus Fund had an average notional exposure of $6,963,726 related to interest rate swap contracts.

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

For the nine-month period ended September 30, 2012, the Bond Core Plus Fund did not write any options or swaptions.

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

L. Derivative Market and Credit Risk

In the normal course of business the Bond Core Plus Fund and the International All Cap Equity Fund trade financial instruments and enter into financial transactions where risk of potential loss exists due to changes in the market (market risk) or failure of the other party to a transaction to perform (credit risk).

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

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at September 30, 2012 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statements of Assets and Liabilities.

The Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

	Asset Derivatives
		September 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$—	$—	$—
	Forward Contracts (b)	—	56,722	56,722
	Swap Contracts (c)	1,527,796	—	1,527,796

	Total Value	$1,527,796	$56,722	$1,584,518

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

		December 31, 2011
		Interest ate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$1,833,581	$—	$1,833,581

	Forward Contracts (b)	—	27,605	27,605

	Swap Contracts (c)	644,658	—	644,658

	Total Value	$2,478,239	$27,605	$2,505,844

	Liability Derivatives
		September 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$26,277	$—	$26,277

	Forward Contracts (b)	—	786,971	786,971

	Swap Contracts (c)	51,777	—	51,777

	Total Value	$78,054	$786,971	$865,025

		December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts (a)	$—	$—	$—

	Forward Contracts (b)	—	388,756	388,756

	Swap Contracts (c)	14,427	—	14,427

	Total Value	$14,427	$388,756	$403,183

The International All Cap Equity Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

	Asset Derivatives
		September 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap
Equity Fund	Forward Contracts (b)	$—	$7,425	$7,425

	Total Value	$—	$7,425	$7,425

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Liability Derivatives

		September 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap
Equity Fund	Forward Contracts (b)	$—	$6,311	$6,311

	Total Value	$—	$6,311	$6,311

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
(c)	Gross unrealized appreciation/depreciation of swap agreements

		For the nine-month period ended September 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$2,074,861	$—	$2,074,861
	Forward Contracts (b)	—	(915,220)	(915,220)
	Swap Contracts (c)	963,917	—	963,917

	Total Value	$3,038,778	$(915,220)	$2,123,558

		For the nine-month period ended September 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts (a)	$404,639	$—	$404,639
	Forward Contracts (b)	—	(420,267)	(420,267)
	Written Options (d)	23,460	—	23,460

	Total Value	$7,832	$(420,267)	$7,832

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

		For the nine-month period ended September 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap
Equity Fund
	Realized gain (loss)

	Forward Contracts (b)	$—	$(40,745)	$(40,745)

	Total Value	$—	$(40,745)	$(40,745)

		For the nine-month period ended September 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap
Equity Fund
	Realized gain (loss)

	Forward Contracts (b)	$—	$158,769	$158,769

	Total Value	$—	$158,769	$158,769

Each of the above derivatives is located in the following Statements of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statements of Operations include both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts
(d)	Net realized gain/(loss) written options

		For the nine-month period ended September 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)

	Futures Contracts (a)	$(1,859,858)	$—	$(1,859,858)

	Forward Contracts (b)	—	(367,107)	(367,107)

	Swap Contracts (c)	848,798	—	848,798

	Total Value	$(1,011,060)	$(367,107)	$(1,378,167)

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

		For the nine-month period ended September 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus	Change in Unrealized
Fund	Appreciation (Depreciation)
	Futures Contracts (a)	$1,750,296	$—	$1,750,296
	Forward Contracts (b)	—	807,268	807,268

	Swap Contracts (c)	740,956	—	740,956

	Total Value	$2,491,252	$807,268	$3,298,520

		For the nine-month period ended September 30, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap	Change in Unrealized
Equity Fund	Appreciation (Depreciation)
	Forward Contracts (b)	$—	$(372)	$(372)

	Total Value	$—	$(372)	$(372)

		For the nine-month period ended September 30, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap	Change in Unrealized
Equity Fund	Appreciation (Depreciation)
	Forward Contracts (b)	$—	$(95,091)	$(95,091)

	Total Value	$—	$(95,091)	$(95,091)

Each of the above derivatives is located in the following Statements of Operations accounts.

(a)	Net change in unrealized appreciation/(depreciation) futures contracts
(b)	Net change in unrealized appreciation/(depreciation) foreign currency transactions (Statements of Operations includes both forwards and foreign currency transactions)
(c)	Net change in unrealized appreciation/(depreciation) swap contracts

M. Use of Estimates

The preparation of financial statements in accordance with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

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

3. Investment Advisory, Investment Management and Related Party Transactions

Northern Trust Investments has entered into Investment Advisor Agreements with the Investment Advisors listed below to which the Investment Advisors provide investment advice with respect to one or more of the Funds offered as investment options under the Program. As of September 30, 2012, the line-up of Investment Advisors to the Funds was as follows:

Fund to which the Investment
Advisor Provides Investment
Investment Advisor	Advice
Galliard Capital Management, Inc.	Stable Asset Return Fund
Pacific Investment Management Company, LLC	Stable Asset Return Fund and Bond Core Plus Fund
Columbus Circle Investors	Large Cap Equity Fund
C.S. McKee, L.P.	Large Cap Equity Fund
Delaware Investment Advisers	Large Cap Equity Fund
Jennison Associates LLC	Stable Asset Return Fund and Large Cap Equity Fund
Allianz Global Investors Capital LLC	Small-Mid Cap Equity Fund
Denver Investment Advisors LLC	Small-Mid Cap Equity Fund
Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund
LSV Asset Management	Small-Mid Cap Equity Fund and
International All Cap Equity Fund
Lombardia Capital Partners, LLC	Small-Mid Cap Equity Fund
Riverbridge Partners LLC	Small-Mid Cap Equity Fund
Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund
TCW Investment Management Company	Small-Mid Cap Equity Fund
Altrinsic Global Advisors LLC	International All Cap Equity Fund
American Century Investment Management Inc.	International All Cap Equity Fund
First State Investments International Limited	International All Cap Equity Fund
William Blair & Company LLC	International All Cap Equity Fund

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

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees incurred for each Investment Advisor during the three-month and nine-month periods ended September 30, 2012 and September 30, 2011 are listed below; the annual asset-based fees for 2012 range from the highest rate of .65% to the lowest rate of .05% among the various Investment Advisors.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Effective April 25, 2012, Northern Trust Investments has replaced Martin Currie Inc. with American Century Investment Management Inc. as Investment Advisor to provide investment advice with respect to a portion of the International All Cap Equity Fund. Effective June 11, 2012, Northern Trust Investments has replaced Eagle Global Advisors LLC with William Blair & Company LLC as Investment Advisor to provide investment advice with respect to a portion of the International All Cap Equity Fund.

Investment Advisor	Fund	Fees for the three-month period ended September 30, 2012	Fees for the nine-month period ended September 30, 2012	Fees for the three-month period ended September 30, 2011	Fees for the nine- month period ended September 30, 2011
Allianz Global Investors Capital LLC	Small-Mid Cap Equity Fund	$ 29,955	$ 94,270	$ 32,928	$ 109,164
Altrinsic Global Advisors, LLC	International All Cap Equity	35,064	105,844	39,920	126,748

American Century Investment Management Inc. **	International All Cap Equity	23,208	35,972	—	—

C.S. McKee, L.P.	Large Cap Equity Fund	161,067	478,772	159,156	499,241
Columbus Circle Investors	Large Cap Equity Fund	157,370	471,023	158,481	495,256
Delaware Investment Advisers	Large Cap Equity Fund	115,837	346,177	115,518	362,830
Denver Investment Advisors LLC	Small-Mid Cap Equity Fund	55,750	169,165	58,828	230,995
Eagle Global Advisors LLC **	International All Cap Equity	—	35,315	23,174	74,132
First State Investments International Limited	International All Cap Equity	52,916	160,379	57,127	178,150
Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund	28,444	87,362	30,354	98,028

Galliard Capital	Stable Asset Return Fund	183,363	548,471	187,890	548,842

Jennison Associates LLC	Stable Asset Return Fund	47,551	139,490	45,507	131,186

Jennison Associates LLC	Large Cap Equity Fund	96,284	289,401	97,709	303,729

Lombardia Capital Partners, LLC *	Small-Mid Cap Equity Fund	41,032	123,580	42,398	68,566

LSV Asset Management	International All Cap Equity	35,329	106,149	39,420	126,143

LSV Asset Management	Small-Mid Cap Equity Fund	41,163	123,941	42,663	167,359

Martin Currie Inc. **	International All Cap Equity	—	39,407	32,061	102,108

Pacific Investment Management Company LLC	Bond Core Plus Fund	240,715	710,914	235,783	689,240

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Investment Advisor	Fund	Fees for the three-month period ended September 30, 2012	Fees for the nine-month period ended September 30, 2012	Fees for the three-month period ended September 30, 2011	Fees for the nine- month period ended September 30, 2011

Pacific Investment Management Company, LLC	Stable Asset Return Fund	104,216	305,139	99,444	289,806

Riverbridge Partners	Small-Mid Cap Equity Fund	35,052	106,872	36,227	119,563

Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund	48,254	146,139	50,016	162,866

TCW Investment Management Company	Small-Mid Cap Equity Fund	31,475	96,100	33,956	109,421

William Blair & Company LLC **	International All Cap Equity	21,589	25,359	—	—

		$1,585,634	$4,745,241	$1,618,560	$4,993,373

* Lombardia Capital Partners, LLC began providing investment advice with respect to the Small-Mid Cap Equity Fund on May 10, 2011.

** Eagle Global Advisors LLC and Martin Currie Inc. were terminated as investment advisors with respect to the International All Cap Equity Fund during the second quarter of 2012. American Century Investment Management Inc. and William Blair & Company LLC began providing investment advice with respect to the International All Cap Equity Fund during the second quarter of 2012.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Effective from and after March 1, 2012, the Collective Trust pays a program expense fee to ABA Retirement Funds based on the aggregate value of the assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ABA Retirement Funds Program Fee

First $3 billion	.075%

Next $1 billion	.065%

Over $4 billion	.000%

For the three-month periods ended September 30, 2012 and September 30, 2011 and for the nine-month periods ended September 30, 2012 and September 30, 2011, ABA Retirement Funds received Program fees of $698,732, $681,053, $2,063,106 and $2,041,900 respectively. This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net assets as of the time of calculation thereof.

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

For the three-month periods ended September 30, 2012 and September 30, 2011 and for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively, the Program fee paid to ING Life was $4,941,757, $4,823,779, $14,589,480 and $14,625,822, respectively.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes penalties that reduce the Program fee if these service standards are not met. Service penalties of $100,000 and $50,000 were imposed on ING Services during the nine-month periods ended September 30, 2012 and September 30, 2011, respectively and the fees stated above are net of these penalties.

Effective April 26, 2012, the AQR Risk Parity Fund, in which the Alternative Alpha Fund is invested, makes payments to ING Life in the amount of .10% on an annualized basis of the assets allocated to the AQR Risk Parity Fund for administrative services rendered on behalf of the Alternative Alpha Fund. Such payments are applied against, and thus reduce, the Program fee otherwise payable on behalf of the Alternative Alpha Fund to ING Life. These payments are reflected in the accompanying statements of operations as “Less: Expense reimbursement” in the amount of $ 99 and $149 for the three-month period ended September 30, 2012 and for the nine-month period ended September 30, 2012, respectively.

The Collective Trust has entered into a brokerage services agreement with TD Ameritrade, Inc. and TD Ameritrade Clearing, Inc. TD Ameritrade has agreed that, effective September 2, 2011, it will make payments on behalf of the Program in consideration of the Program’s services rendered with respect to the Self-Directed

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Brokerage Accounts. Such payments are applied against, and thus reduce, the Program fee otherwise payable to ING Life, and are reflected in the accompanying statements of operations as “Less: Expense reimbursement” in the amount of $113,817, $0, $390,214 and $0 for the three-month periods ended September 30, 2012 and September 30, 2011 and for the nine-month periods ended September 30, 2012 and September 30, 2011, respectively. Such payments by TD Ameritrade are made quarterly in arrears, in an amount calculated based on the table below, based on the month-end values of Program assets held in TD Ameritrade brokerage accounts during such quarter.

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

For the three-month periods ended September 30, 2012 and September 30, 2011 and for the nine-month periods ended September 30, 2012 and September 30, 2011, Northern Trust received trust, management and administration fees of $892,771, $862,162, $2,630,632 and $2,579,855, respectively.

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

State Street Bank received the following fees paid from the Funds listed below during the three-month and nine-month periods ended September 30, 2012 and September 30, 2011:

	Fees for the three-month period ended September 30, 2012	Fees for the nine-month period ended September 30, 2012	Fees for the three-month period ended September 30, 2011	Fees for the nine-month period ended September 30, 2011
Bond Index Fund	$9,829	$27,474	$7,139	$19,320
Large Cap Index Equity Fund	4,732	13,609	2,767	8,762
All Cap Index Equity Fund	28,698	90,544	26,540	84,053
Mid Cap Index Equity Fund	7,478	22,154	4,501	15,280
Small Cap Index Equity Fund	4,010	11,502	3,109	9,853
International Index Equity Fund	18,090	50,088	15,319	46,419
Large Cap Equity Fund	2,694	8,031	5,197	14,697
Small-Mid Cap Equity Fund	1,257	3,880	2,636	6,380
International All Cap Equity Fund	2,310	6,356	4,504	11,162

	$79,098	$233,638	$71,712	$215,926

The Real Asset Return Fund is subject to an annual management fee of .078% of the assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended September 30, 2012 and September 30, 2011, and for the nine-month periods ended September 30, 2012 and September 30, 2011, State Street Bank received Real Asset Return Fund management fees of $5,923, $3,980, $15,725 and $10,622, respectively.

The Retirement Date Funds are subject to an annual management fee of .10% of the assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended September 30, 2012 and September 30, 2011, and for the nine-month periods ended September 30, 2012 and September 30, 2011, State Street Bank received Retirement Date Funds management fees of $142,304, $105,761, $400,539 and $325,455, respectively.

The Target Risk Funds are subject to annual management fees of .042%, .055% and .063% of the assets invested in the Conservative Risk Fund, Moderate Risk Funds and Aggressive Risk Fund, respectively, payable to State Street Bank. The fee is accrued daily and paid monthly. For the three-month periods ended September 30, 2012 and September 30, 2011, and for the nine-month periods ended September 30, 2012 and September 30, 2011, State Street Bank received Target Risk Fund management fees of $16,118, $10,312, $45,242 and $28,963, respectively.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

Investment Advisor Fees –Managed Funds

The Investment Advisors for SARF are paid a weighted average fee at an annual rate of approximately .15% of the assets of the Fund.

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts are above $600 million (as of September 30, 2012, the aggregate value of such assets was $1.5 billion), the Fund pays its Investment Advisor a fee at the following annual rate:

Value of Assets	Rate
First $600 million	.25%
Next $700 million	.20
Over $1300 million	.15

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts falls below $600 million, the following fee schedule applies:

Value of Assets	Rate
First $25 million	.500%
Next $25 million	.375
Over $50 million	.250

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of September 30, 2012:

Fund	Rate
Large Cap Equity Fund	.289%
Small-Mid Cap Equity Fund	.475
International All Cap Equity Fund	.478

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

Northern Trust Investments is paid a fee of .15% of the excess cash in the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF that is swept to the STIF or, in the case of the SARF, to the GSTIF. Northern Trust Investments was paid $310, $7,976, $2,706, $1,092 and $35,432 for the three-month period ended September 30, 2012 and was paid $720, $5,824, $1,919, $1,445 and $47,290 for the three-month period ended September 30, 2011, and was paid $1,206, $25,360, $7,709, $4,059 and $113,190 for the nine-month period ended September 30, 2012, and was paid $2,916, $15,546, $6,166, $4,517 and $129,334 for the nine-month period ended September 30, 2011 from the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF, respectively.

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

Operational Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the three-month periods ended September 30, 2012 and September 30, 2011, and for the nine-month periods ended September 30, 2012 and September 30, 2011, these expenses totaled $665,173, $731,819, $1,984,275 and $2,171,569, respectively. Fees in the amount of approximately $25,212 and $63,855 for the registration of $220 million and $550 million of units with the SEC were paid during 2012 and 2011, respectively and are an operational cost for all the Funds. These operational costs are allocated to the Funds and the Balanced Fund based on net assets.

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

4. Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities and the Funds’ assets invested in collective investment funds, excluding U.S. Government securities and short-term investments, were as follows:

	For the nine-month period ended
	September 30, 2012
	Purchases	Sales
Bond Core Plus Fund	$185,181,633	$175,880,037
Large Cap Equity Fund	234,869,317	292,359,308
Small-Mid Cap Equity Fund	126,060,052	149,300,295
International All Cap Equity Fund	124,941,930	134,727,964
Global All Cap Equity Fund*	1,567,269	163,857
Bond Index Fund	20,005,563	9,889,841
Large Cap Index Equity Fund	24,298,401	4,471,879
All Cap Index Equity Fund	7,996,414	23,223,014
Mid Cap Index Equity Fund	14,189,309	5,313,582
Small Cap Index Equity Fund	10,080,990	5,521,627
International Index Equity Fund	11,488,195	2,484,100
Real Asset Return Fund	9,854,509	3,885,598
Alternative Alpha Fund*	1,232,080	121,141
Lifetime Income Retirement Date Fund	10,177,630	2,844,830
2010 Retirement Date Fund	18,918,410	8,740,381
2020 Retirement Date Fund	33,793,577	7,768,243
2030 Retirement Date Fund	22,296,912	6,010,568
2040 Retirement Date Fund	14,714,583	5,023,794
2050 Retirement Date Fund*	913,069	140,620
Conservative Risk Fund	14,472,310	7,231,196

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Unaudited

	For the nine-month period ended
	September 30, 2012
	Purchases	Sales
Moderate Risk Fund	17,269,374	9,785,745
Aggressive Risk Fund	7,461,203	3,924,154
Balanced Fund	25,458,369	51,284,404

*The Fund commenced investment operations on January 17, 2012.

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the nine-month period ended September 30, 2012
	Purchases	Sales
Bond Core Plus Fund	$1,151,697,321	$1,171,163,667

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

Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) and the Global All Cap Equity Fund and the Balanced Fund, which indirectly engage in securities lending, no longer invest in the State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by the Funds that engage in securities lending was reinvested in a cash collateral pooled fund (the “ABA Members Collateral Fund”) managed by State Street Bank as securities lending agent (“Lending Agent”) and dedicated solely to the Funds that engage in securities lending. At the time of its formation, the ABA Members Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D. Thereafter, the overall level of securities loans made by the Funds will have a direct impact on the overall level of cash collateral held in the ABA Members Collateral Fund. For purposes of daily admissions and redemptions, the short-term portfolio instruments in the ABA Members Collateral Fund are currently valued on the basis of amortized cost, as provided for in the Investment Guidelines of the ABA Members Collateral Fund. Participant units in the ABA Members Collateral Fund are issued and redeemed on each business day (“valuation date”). Participant units in the ABA Members Collateral Fund were, through September 30, 2012, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the ABA Members Collateral Fund, the Lending Agent will notify the Trustee that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the Lending Agent may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

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

At September 30, 2012, the Funds’ fair value of securities on loan and investments of collateral value received at amortized cost and fair value for securities loaned was as follows:

		Investments of Collateral Received
	Fair Value of	Amortized	Fair
Fund	Loaned Securities	Cost	Value
Bond Core Plus Fund	$9,676,310	$9,873,361	$9,738,699

Large Cap Equity Fund	11,753,237	12,036,980	11,872,808

Small-Mid Cap Equity Fund	23,707,057	24,295,666	23,964,298

International All Cap Equity Fund	4,216,178	4,424,746	4,364,398

Units of the ABA Members Collateral Fund continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain dollar amount withdrawal limitations would apply to redemptions in connection with discontinuing participation in the securities lending program. At September 30, 2012, the market value of the investments in the ABA Members Collateral Fund, as reported by its trustee, was approximately 98.636% of amortized cost. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions.

6. Participant Ownership

As of September 30, 2012, the following Funds had participants owning greater than 5% of the outstanding units of each Funds: Six participants owned 49.23% of the outstanding units of the Global All Cap Equity Fund, eight participants owned 52.35% of the outstanding units of the Alternative Alpha Fund, and four participants owned 17.32% of the outstanding units of the 2050 Retirement Date Fund.

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

Quarter and Nine Month Period Ended September 30, 2012

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

For the quarter ended September 30, 2012, the Stable Asset Return Fund experienced a total return, net of expenses, of 0.36%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.09% for the same period. The 3 Year Constant Maturity Treasury Yield does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses. For the nine month period ended September 30, 2012, the Fund experienced a total return, net of expenses, of 1.03%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.29% for the same period.

The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield for the quarter ended September 30, 2012. Outperformance was primarily driven by an overweight to corporate bonds, commercial mortgage backed securities, asset backed securities and residential mortgage backed securities. The positioning in U.S. TIPS was also positive as inflation expectations increased following the Federal Reserve’s announcement of “Quantitative Easing” 3 measures to encourage economic growth and reduce unemployment. Market to book value increased modestly from 103.4 to 103.9 during the quarter reflecting the strong performance of the underlying bond portfolios.

The Stable Asset Return Fund outperformed the 3 Year Constant Maturity Treasury Yield for the nine month period ended September 30, 2012. Outperformance was primarily driven by an overweight to corporate bonds, commercial mortgage backed securities, asset backed securities and residential mortgage backed securities.

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the domestic bond market. The Bond Core Plus Fund invests its assets in a diversified portfolio of fixed-income securities.

For the quarter ended September 30, 2012, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 2.33%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 1.58% for the same period. For the nine month period ended September 30, 2012, the Fund experienced a total return, net of expenses, of 6.54%, compared to an investment record of 3.99% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the quarter ended September 30, 2012. Exposure to both U.S. TIPS and an overweight to the financial sector were positive for the quarter.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the nine month period ended September 30, 2012. Exposure to falling interest rates in Australia, U.S. TIPS, and municipal bonds all added to relative performance.

Large Cap Equity Fund

The Large Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of larger-capitalization U.S. companies with market capitalizations, at the time of purchase, of greater than $1 billion.

For the quarter ended September 30, 2012, the Large Cap Equity Fund experienced a total return, net of expenses, of 6.10%. By comparison, the Russell 1000® Index produced an investment record of 6.31% for the same period. For the nine month period ended September 30, 2012, the Fund experienced a total return, net of expenses, of 15.78%, compared to an investment record of 16.28% for the benchmark for the same period. The Russell 1000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended September 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by strong stock selection in the technology and materials sectors, as investors increasingly focused on fundamental variables and rewarded larger-capitalization companies exhibiting higher growth rates.

For the quarter ended September 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by strong stock selection in the industrials and consumer discretionary sectors.

For the quarter ended September 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Investments in consumer staples were the largest detractors from relative performance as two of five holdings in the sector experienced negative returns. The portfolio’s generally more defensive positioning was also a detractor from performance.

For the quarter ended September 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the consumer discretionary and healthcare sectors were the primary contributors to the underperformance.

For the nine month period ended September 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by strong stock selection in the technology and materials sectors, as investors increasingly focused on fundamental variables and rewarded larger-capitalization companies exhibiting higher growth rates.

For the nine month period ended September 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Stock selection in the financials and utilities sectors were the primary drivers of outperformance. In particular, insurance giant Allstate was up over 47% for the period.

For the nine month period ended September 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. As was the case in the third quarter, the largest drag on relative performance came in consumer staples where stock selection and the portfolio’s overweight allocation detracted from returns.

For the nine month period ended September 30, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Strong stock selection in information technology and consumer staples drove outperformance.

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of small- to medium-capitalization U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

For the quarter ended September 30, 2012, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 4.76%. By comparison, the Russell 2500™ Index produced an investment record of 5.57% for the same period. For the nine month period ended September 30, 2012, the Fund experienced a total return, net of expenses, of 11.51%, compared to an investment record of 14.33% for the benchmark for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. The sectors where relative performance was weakest included basic materials, consumer staples and more interest-rate sensitive securities.

For the quarter ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 15% as of September 30, 2012) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Underperformance was driven by negative stock selection in five of ten sectors, with financials, materials and consumer staples performing poorly.

For the quarter ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Underperformance during the third quarter was driven by weak stock selection in the consumer discretionary, technology and materials sectors.

For the quarter ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 15% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Sector selection was mixed while stock selection added value during the period. From a sector standpoint, an underweight to the underperforming utilities and REITs sectors had a positive impact on results.

For the quarter ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 9% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the industrials, energy and healthcare sectors were the primary detractors from relative performance.

For the quarter ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Strong stock selection in the financials and consumer staples sectors contributed to quarterly performance.

For the quarter ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 14% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Strong stock selection within the financials sector added the most value, with the utilities and consumer discretionary sectors contributing as well.

For the quarter ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the information technology sector accounted for almost all of the outperformance.

For the nine month period ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Weak stock selection in the materials and financial sectors were the primary drivers of underperformance.

For the nine month period ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 15% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Underperformance was driven by negative stock selection in six of ten sectors, with financials, consumer staples and healthcare performing the worst.

For the nine month period ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. The outperformance resulted from both positive stock and sector selection. Stock selection was particularly strong within the energy, financials and healthcare sectors.

For the nine month period ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 15% as of September 30, 2012) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Underperformance was driven by an overweight to energy and underweight to the outperforming telecom and REIT sectors.

For the nine month period ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 9% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the consumer discretionary, financials, industrials and information technology sectors were the primary detractors from relative performance.

For the nine month period ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. The largest contributors to year-to-date performance were stock selection in the information technology and consumer staples sectors and the portfolio’s underweight to the underperforming energy sector.

For the nine month period ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 14% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Stock Selection within the financials sector contributed the most to outperformance, while the utilities and consumer discretionary sectors contributed as well.

For the nine month period ended September 30, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Underperformance during the period was primarily the result of negative stock selection in the industrials, financials and materials sectors.

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

For the quarter ended September 30, 2012, the International All Cap Equity Fund experienced a total return, net of expenses, of 8.24%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of 7.40% for the same period. For the nine month period ended September 30, 2012, the Fund experienced a total return, net of expenses, of 11.92%, compared to an investment record of 10.4% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the quarter ended September 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the MSCI Europe, Australasia, Far East (“EAFE”) Value ND Index, against which the performance of this portion of the Fund is compared. Holdings in the financial, healthcare and telecommunications sectors were the primary detractors from performance.

For the quarter ended September 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of American Century Investment Management, Inc. (approximately 14% as of September 30, 2012) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Stock selection in the consumer discretionary sector, led by holdings in the specialty retail and household durables industries, was the primary driver of outperformance.

For the quarter ended September 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 23% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by stock selection in the telecommunications service sector, particularly the position in Axiata Group (Malaysia: Telecom Services), which outperformed due to its increasing ability to generate cash and issue dividends to shareholders. Stock selection in the consumer staples sector also added to performance.

For the quarter ended September 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Within sectors, an overweight to healthcare and underweight to technology and utilities bolstered returns. Stock selection was also positive in the materials, industrials and consumer discretionary sectors.

For the quarter ended September 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of William Blair & Company, L.L.C. (approximately 15% as of September 30, 2012) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Strong stock selection, particularly in European chemical and pharmaceutical companies drove performance for the quarter. Stock selection was also strong in the information technology sector.

For the nine month period ended September 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Stock selection in the financials, consumer discretionary and industrial sectors were the primary detractors from performance.

For the period from on or about April 25, 2012 (the date on which American Century Investment Management, Inc. commenced providing investment assistance with respect to the International All Cap Equity Fund) to September 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of American Century Investment Management, Inc. (approximately 14% as of September 30, 2012) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Strong stock selection and an underweight to the materials sector, led by an underweight in the metals and mining industry, bolstered relative results. Investments in the information technology sector, especially among producers of computers and peripherals, further enhanced relative gains.

For the nine month period ended September 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 23% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by stock selection in Brazil, particularly the position in Anheuser Busch-InBev (Brazil: Consumer Staples) which rose on optimism about its growth prospects. Stock selection in the telecommunication services and consumer staples also added to performance.

For the nine month period ended September 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of September 30, 2012) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Within sectors, an overweight to healthcare and underweight to technology and utilities boosted returns while stock selection was positive in the materials, industrials and consumer discretionary sectors.

For the period from on or about June 11, 2012 (the date on which William Blair & Company, L.L.C. commenced providing investment assistance with respect to the International All Cap Equity Fund) to September 30, 2012, the portion of the International All Cap Equity Fund advised with the assistance of William Blair & Company, L.L.C. (approximately 14% as of September 30, 2012) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by strong stock selection in materials, healthcare and information technology.

Global All Cap Equity Fund

The Global All Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of global stock markets by investing primarily in equity securities of companies located throughout the world, including those domiciled in the U.S.

For the quarter ended September 30, 2012, the Global All Cap Equity Fund experienced a total return, net of expenses, of 7.31%. By comparison, the MSCI ACWI Index produced an investment record of 6.84% for the same period. For the period from commencement of operations on January 17, 2012 to September 30, 2012, the Global All Cap Equity Fund experienced a total return, net of expenses, of 10.6%. By comparison, the MSCI ACWI Index produced an investment record of 6.84% for the same period. The MSCI ACWI Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the quarter ended September 30, 2012, the segment of the Global All Cap Equity Fund which is invested through the Large Cap Equity Fund (approximately 36% as of September 30, 2012) underperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund for such period, above, for a description of the performance of the Large Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the quarter ended September 30, 2012, the segment of the Global All Cap Equity Fund which is invested through the Small-Mid Cap Equity Fund (approximately 5% as of September 30, 2012) underperformed the Russell 2500 Index. Please refer to the discussion of the investment performance of the Small-Mid Cap Equity Fund for such period, above, for a description of the performance of the Small-Mid Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the quarter ended September 30, 2012, the segment of the Global All Cap Equity Fund which is invested through the International All Cap Equity Fund (approximately 59% as of September 30, 2012) outperformed the MSCI ACWI ex-US Index. Please refer to the discussion of the investment performance of the International All Cap Equity Fund for such period, above, for a description of the performance of the International All Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the period beginning January 17, 2012 and ended September 30, 2012, the segment of the Global All Cap Equity Fund which is invested through the Large Cap Equity Fund (approximately 36% as of September 30, 2012) underperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund for such period, above, for a description of the performance of the Large Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the period beginning January 17, 2012 and ended September 30, 2012, the segment of the Global All Cap Equity Fund which is invested through the Small-Mid Cap Equity Fund (approximately 5% as of September 30, 2012) underperformed the Russell 2500 Index. Please refer to the discussion of the investment performance of the Small-Mid Cap Equity Fund for such period, above, for a description of the performance of the Small-Mid Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the period beginning January 17, 2012 and ended September 30, 2012, the segment of the Global All Cap Equity Fund which is invested through the International All Cap Equity Fund (approximately 59% as of September 30, 2012) outperformed the MSCI ACWI ex-US Index. Please refer to the discussion of the investment performance of the International All Cap Equity Fund for such period, above, for a description of the performance of the International All Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities included in such Index. The Barclays Capital U.S. Aggregate Bond Index is representative of the domestic investment-grade bond market as included in such Index.

For the quarter ended September 30, 2012, the Bond Index Fund experienced a total return, net of expenses, of 1.34%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 1.58% for the same period. For the nine month period ended September 30, 2012, the Fund experienced a total return, net of expenses, of 3.34%, compared to an investment record of 3.99% for the benchmark for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Bond Index Fund for the quarter and nine month period ended September 30, 2012 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on market capitalization.

For the quarter ended September 30, 2012, the Large Cap Index Equity Fund experienced a total return, net of expenses, of 6.16%. By comparison, the S&P 500 produced an investment record of 6.35% for the same period. For the nine month period ended September 30, 2012, the Fund experienced a total return, net of expenses, of 15.82%, compared to an investment record of 16.44% for the benchmark for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Large Cap Index Equity Fund for the quarter and nine month period ended September 30, 2012 was consistent with the S&P 500 after taking expenses into account.

All Cap Index Equity Fund

The All Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Russell 3000® Index by investing generally in securities included in such Index. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization.

For the quarter ended September 30, 2012, the All Cap Index Equity Fund experienced a total return, net of expenses, of 6.03%. By comparison, the Russell 3000 Index produced an investment record of 6.23% for the same period. For the nine month period ended September 30, 2012, the Fund experienced a total return, net of expenses, of 15.42%, compared to an investment record of 16.13% for the benchmark for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the All Cap Index Equity Fund for the quarter and nine month period ended September 30, 2012 was consistent with the Russell 3000 Index after taking expenses into account.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and represents approximately 7% of the U.S. equity market based on market capitalization.

For the quarter ended September 30, 2012, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of 5.26%. By comparison, the S&P MidCap 400 produced an investment record of 5.44% for the same period. For the nine month period ended September 30, 2012, the Fund experienced a total return, net of expenses, of 13.17%, compared to an investment record of 13.77% for the benchmark for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Mid-Cap Index Equity Fund for the quarter and nine month period ended September 30, 2012 was consistent with the S&P MidCap 400 after taking expenses into account.

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

For the quarter ended September 30, 2012, the Small Cap Index Equity Fund experienced a total return, net of expenses, of 5.02%. By comparison, the Russell 2000 Index produced an investment record of 5.25% for the same period. For the nine month period ended September 30, 2012, the Fund experienced a total return, net of expenses, of 13.56%, compared to an investment record of 14.23% for the benchmark for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the Small Cap Index Equity Fund for the quarter and nine month period ended September 30, 2012 was consistent with the Russell 2000 Index after taking expenses into account.

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

For the quarter ended September 30, 2012, the International Index Equity Fund experienced a total return, net of expenses, of 6.66%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 7.40% for the same period. For the nine month period ended September 30, 2012, the Fund experienced a total return, net of expenses, of 9.80%, compared to an investment record of 10.40% for the benchmark for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The performance of the International Index Equity Fund for the quarter and nine month period ended September 30, 2012 was consistent with the MSCI ACWI ex-US Index after taking expenses and fair value adjustments into account.

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

The Fund seeks to achieve its objective by investing indirectly in various indices or other collective investment funds maintained by State Street Bank and Trust Company, which we refer to as State Street Bank. During the quarter ended September 30, 2012, these funds were comprised of the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite performance of the benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the quarter ended September 30, 2012, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and was weighted based on the Fund’s target allocations to the asset classes to which these underlying benchmarks relate.

For the quarter ended September 30, 2012, the Fund experienced a total return, net of expenses, of 3.18%. By comparison, the composite benchmark produced an investment record of 3.35% for the same period. For the nine month period ended September 30, 2012, the Fund experienced a total return, net of expenses, of 7.61%, compared to an investment record of 8.39% for the composite benchmark for the same period. None of the indices comprising the composite benchmark includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of the Real Asset Return Fund for the quarter and nine month period ended September 30, 2012 was consistent with its composite benchmark after taking expenses into account.

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

For the quarter ended September 30, 2012, the Alternative Alpha Fund experienced a total return, net of expenses, of 4.26%. By comparison, a combination of Standard & Poor’s 500 Index and Barclays Capital U.S. Aggregate Bond Index, each weighted 50%, produced an investment record of 3.54% for the same period. For the period from commencement of operations on January 17, 2012 to September 30, 2012, the Alternative Alpha Fund experienced a total return, net of expenses, of 5.30%. By comparison, the combination benchmark produced an investment record of 8.46% for the same period. The Standard & Poor’s 500 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

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

For the quarter ended September 30, 2012, the portion of the Alternative Alpha Fund invested in the AQR Risk Parity Fund (approximately 40% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the 60% Standard & Poor’s 500 Index/40% Barclays Capital U.S. Aggregate Bond Index blended index against which the performance of this portion of the Fund is compared. Outperformance was driven by allocations to riskier assets such as corporate bonds, equities, and commodities. Fixed-income assets (including inflation-linked bonds) also delivered positive returns on central bank actions.

For the quarter ended September 30, 2012, the portion of the Alternative Alpha Fund invested in the Wellington Trust Real Total Return Portfolio (approximately 60% as of September 30, 2012) negatively contributed to the performance of the Fund, but outperformed the Consumer Price Index Core +3%, against which the performance of this portion of the Fund is compared. Top contributors for the quarter were U.S. TIPS, emerging markets inflation-linked bonds and a long gold position in commodities. Investments in Wellington’s High Yield Total Return and Global Derivatives portfolios were positive contributors to outperformance.

For the period from commencement of operations on January 17, 2012 to September 30, 2012, the portion of the Alternative Alpha Fund invested in the AQR Risk Parity Fund (approximately 40% as of September 30, 2012) positively contributed to the performance of the Fund, as well as outperformed the 60% Standard & Poor’s 500 Index/40% Barclays Capital U.S. Aggregate Bond Index blended index against which the performance of this portion of the Fund is compared. Outperformance was driven by allocations to bonds and inflation linked bonds during the second quarter and riskier assets such as commodities and equities during the third quarter, leading to the outperformance since inception.

For the period from commencement of operations on January 17, 2012 to September 30, 2012, the portion of the Alternative Alpha Fund invested in the Wellington Trust Real Total Return Portfolio (approximately 60% as of September 30, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Consumer Price Index Core +3%, against which the performance of this portion of the Fund is compared. The decision to diversify away from U.S. TIPS detracted from returns as did exposure to currency.

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

The Retirement Date Funds seek to achieve their objectives by investing in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended September 30, 2012, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small/Mid Cap® Index Non-Lending Series Fund, the SSgA Dow Jones-UBS Roll Select Commodity Index(SM) Non-Lending Series Fund, the SSgA Russell Small Cap® Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Retirement Date Funds allocates assets from time to time. During the quarter ended September 30, 2012, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-USA IMI Index, the S&P MidCap 400, the Russell 2000 Index, the FTSE EPRA/NAREIT Global Developed Liquid Index, the Russell Small-Cap Completeness Index and the Dow Jones-UBS Roll Select Commodity Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

For the quarter ended September 30, 2012, the Retirement Date Funds experienced a total return, net of expenses, of 3.17% for the Lifetime Income Retirement Date Fund, 3.51% for the 2010 Retirement Date Fund, 4.60% for the 2020 Retirement Date Fund, 5.17% for the 2030 Retirement Date Fund, 5.72% for the 2040 Retirement Date Fund and 5.76% for the 2050 Retirement Date Fund. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 3.46%, 3.78%, 4.91%, 5.48%, 6.08% and 6.08%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the quarter ended September 30, 2012 was consistent with its respective composite benchmark after taking into account expenses and differences in rebalancing frequency inasmuch as each Retirement Date Fund is rebalanced to target asset allocations quarterly and its composite benchmark’s component weights remain static.

For the nine month period ended September 30, 2012, the Retirement Date Funds experienced a total return, net of expenses, of 8.00% for the Lifetime Income Retirement Date Fund, 9.34% for the 2010 Retirement Date Fund, 11.66% for the 2020 Retirement Date Fund, 12.61% for the 2030 Retirement Date Fund and 13.11% for the 2040 Retirement Date Fund. For the period from commencement of operations on January 17, 2012 to September 30, 2012, the 2050 Retirement Date Fund experienced a total return, net of expense, of 10.15%. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 8.76%, 10.05%, 12.37%, 13.28%, 13.82% and 10.73%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Retirement Date Fund for the nine month period, or such other period, ended September 30, 2012 was consistent with its respective composite benchmark after taking into account expenses and differences in rebalancing frequency inasmuch as the target asset allocations of each Retirement Date Fund is rebalanced quarterly and its composite benchmark’s component weights remain static.

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

The Target Risk Funds seek to achieve their objectives by investing in various indices or other collective investment funds maintained by State Street Bank. During the quarter ended September 30, 2012, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, the SSgA International Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the NTGI Collective Short Term Investment Fund and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund Class A.

The composite benchmark for each of the Target Risk Funds is the composite performance of respective benchmarks for the underlying asset classes to which each of the Target Risk Funds allocates assets. During the quarter ended September 30, 2012, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Russell 3000® Index, the MSCI ACWI Ex-US Index, the Dow Jones U.S. Select REIT Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, the Merrill Lynch 3-Month T-Bill and the Dow Jones UBS Commodity Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the quarter ended September 30, 2012, the Target Risk Funds experienced a total return, net of expenses, of 2.35% for the Conservative Risk Fund, 3.81% for the Moderate Risk Fund and 5.22% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of 2.54%, 4.20% and 5.60%, respectively, for the same period. For the nine month period ended September 30, 2012, the Target Risk Funds experienced a total return, net of expenses, of 6.14% for the Conservative Risk Fund, 9.04% for the Moderate Risk Fund and 11.33% for the Aggressive Risk Fund, compared to an investment record of 6.73%, 9.66% and 12.03%, respectively, of the respective composite benchmark for the same period. None of the indices comprising the composite benchmarks includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The performance of each Target Risk Fund for the quarter and the nine month period ended September 30, 2012 was consistent with its respective composite benchmark after taking expenses into account.

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

For the quarter ended September 30, 2012, the Balanced Fund experienced a total return, net of expenses, of 4.54%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 4.41% for the same period. For the nine month period ended September 30, 2012, the Balanced Fund experienced a total return, net of expenses, of 11.90%, as compared to an investment record of 11.37% for the benchmark for the period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Indices or for fund expenses.

For the quarter ended September 30, 2012, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. For the nine month period ended September 30, 2012, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. Refer to a discussion of the investment performance of the Large Cap Equity Fund, above, for a description of the performance of the equity segment of the Balanced Fund for such periods.

For the quarter ended September 30, 2012, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, outperformed the Barclays Capital U.S. Aggregate Bond Index. For the nine month period ended September 30, 2012, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, outperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to a discussion of the investment performance of the Bond Core Plus Fund, above, for a description of the performance of the debt segment of the Balanced Fund for such periods.

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

For the quarter ended September 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. The final week of the quarter accounted for virtually all of the underperformance due primarily to the European debt crisis. In addition, poor stock selection within the energy, technology and healthcare sectors contributed to the underperformance during the quarter.

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

For the quarter ended September 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. The outperformance was primarily driven by strong stock selection as well as an underweight to the financial sector. Relative performance was also aided by an overweight to the healthcare sector.

For the quarter ended September 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 19% as of September 30, 2011) positively contributed to the performance of the Fund, but underperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. The underweight positions in the three worst-performing sectors (materials, industrials, and energy) benefited relative performance, while stock selection in information technology, energy and healthcare sectors proved detrimental to performance.

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

For the nine month period ended September 30, 2011, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of September 30, 2011) negatively contributed to the performance of the Fund, but outperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. An underweight to the financial sector proved to be the most significant contributor to performance. Stock selection within the healthcare sector also made significant positive contributions to performance.

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

For the quarter ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 14% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Positive stock selection in healthcare, consumer cyclical and basic materials sectors drove relative performance.

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

For the quarter ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Relative performance was driven by positive stock selection, particularly in the consumer discretionary and healthcare sectors.

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

For the quarter ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 9% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection, particularly in the information technology, healthcare and energy sectors, was the primary driver of the underperformance. Sector positioning, including an overweight to the energy and materials sectors also detracted from performance.

For the quarter ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selections in the healthcare sector as well as an underweight to the underperforming energy sector were the primary drivers of outperformance.

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

For the quarter ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 9% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in healthcare and consumer discretionary sectors were the largest detractors from relative performance.

For the nine month period ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 14% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. Basic materials, healthcare and consumer cyclical sectors provided the most significant contribution to performance during the period.

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

For the nine month period ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 9% as of September 30, 2011) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the healthcare and industrials sectors as well as an overweight to energy detracted from relative performance during this period.

For the nine month period ended September 30, 2011, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection within the healthcare sector as well as an underweight to the energy sector contributed to positive relative performance. Stock selection within the information technology sector also contributed to returns.

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

For the quarter ended September 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI Europe, Australasia, Far East (“EAFE”) Value ND Index, against which the performance of this portion of the Fund is compared. Stock selection in the financial, consumer discretionary and healthcare sectors provided the greatest positive impact on relative performance.

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

For the nine month period ended September 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Stock selection in the financial, consumer discretionary and healthcare sectors provided the greatest positive impact on relative performance.

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

For the nine month period ended September 30, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Martin Currie Inc. (approximately 15% as of September 30, 2011) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Outperformance was entirely driven by stock selection as sector allocation was negative. Stock selection was strongest in the consumer discretionary and materials sectors but was also positive in information technology, healthcare, telecommunication and energy sectors. From a country perspective, Europe made the biggest contribution, while Japan was the primary detractor from performance.

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

For the quarter ended September 30, 2011, the Target Risk Funds experienced a total return, net of expenses, of -2.09% for the Conservative Risk Fund, -8.58% for the Moderate Risk Fund and -13.78% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of -1.78%, -8.23% and -13.38%, respectively, for the same period. For the nine month period ended September 30, 2011, the Target Risk Funds experienced a total return, net of expenses, of 1.66% for the Conservative Risk Fund, -4.69% for the Moderate Risk Fund and -9.60% for the Aggressive Risk Fund, compared to an investment record of 2.37%, -3.93% and -8.85%, respectively, of the respective composite benchmark for the same period. None of the indices comprising the composite benchmarks includes an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) of the Collective Trust, the Funds and the Balanced Fund. Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that the disclosure controls and procedures of the Collective Trust, the Funds and the Balanced Funds were effective as of September 30, 2012.

Internal Control Over Financial Reporting: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust evaluated any change in the internal control over financial reporting of the Collective Trust, the Funds and the Balanced Fund that occurred during the fiscal quarter ended September 30, 2012 and determined that no change in the internal control over financial reporting occurred during the fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting of the Collective Trust, the Funds or the Balanced Fund.

The certifications of the Principal Executive Officer and the Principal Financial Officer of the Collective Trust filed herewith apply to the Collective Trust, each of the Funds and the Balanced Fund.

PART II. OTHER INFORMATION.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2012, the Collective Trust issued an aggregate of approximately $362 million in unregistered Units. Such Units were offered and sold in reliance upon the exemption from registration under Rule 180 promulgated under the Securities Act of 1933 relating to exemption from registration of interests and participations issued in connection with certain H.R. 10 plans. Proceeds received by the Collective Trust from the sale or transfer of the Units are applied to the applicable Fund.

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

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

November 14, 2012	By:	/s/ Thomas R. Benzmiller
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

November 14, 2012	By:	/s/ Randal Rein
	Name:	Randal Rein
	Title:	Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Extension Presentation Linkbase Document.