Form 10-K
period 2012-12-31
AMERICAN BAR ASSOCIATION MEMBERS / NORTHERN TRUST COLLECTIVE TR
filed 2013-03-18
CIK 878375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the units of beneficial interest in the various funds of the Collective Trust held by non-affiliates was approximately $3.8 billion.

i

ii

PART I

ITEM 1.	Business.

OVERVIEW

The American Bar Association Members/Northern Trust Collective Trust (the “Collective Trust”) was organized on August 8, 1991. The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of the ABA Retirement Funds Program (the “Program”). As of December 31, 2012, assets contributed under the Program may be invested in 23 collective investment funds, each of which we refer to individually as a “Fund” and collectively as the “Funds,” as follows:

•	The Managed Funds, a group of six Funds each of which is actively managed,

•	The Index Funds, a group of six Funds each of which is designed to replicate the investment performance of a specific securities index,

•	The Real Asset Return Fund, which seeks investment returns in excess of inflation as measured by the Core Consumer Price Index (which excludes food and energy),

•	The Alternative Alpha Fund, which seeks to provide long-term total returns in excess of the yield on cash-equivalent investments,

•	The Retirement Date Funds, a group of six Funds each of which is designed to correspond to a particular time horizon to retirement, and

•	The Target Risk Funds, a group of three Funds each of which is designed to represent risk and reward characteristics that reflect a particular level of investment risk.

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

Effective July 1, 2010, Northern Trust Investments, Inc., which we refer to as “Northern Trust Investments” or the “Trustee”, was substituted for State Street Bank and Trust Company of New Hampshire (“State Street”) as trustee of the Collective Trust. In connection therewith, the name of the Collective Trust was changed from “American Bar Association Members/State Street Collective Trust” to “American Bar Association Members/Northern Trust Collective Trust.” Since the date of the substitution, Northern Trust Investments, as trustee of the Collective Trust, has had exclusive discretion and control over the assets of the Collective Trust.

Further, effective July 1, 2010, The Northern Trust Company, which we refer to as “Northern Trust”, was substituted for State Street Bank and Trust Company (“State Street Bank”) as trustee of the American Bar Association Members Retirement Trust and the American Bar Association Members Pooled Trust for Retirement Plans (collectively, the “ABA Members Trusts”). Since the date of the substitution, Northern Trust has had exclusive discretion and control over the assets of the ABA Members Trusts.

Northern Trust Investments is an Illinois banking corporation and a wholly-owned subsidiary of Northern Trust. Northern Trust is an Illinois banking corporation and a wholly-owned subsidiary of Northern Trust Corporation, a publicly-traded financial holding company registered with the Board of Governors of the Federal Reserve System pursuant to the Federal Bank Holding Company Act of 1956, as amended. Northern Trust Investments, solely in its role as trustee of the Collective Trust, offers the investment options available under the Program’s Collective Trust. The board of directors of Northern Trust Investments is responsible for management of Northern Trust Investments’ business and affairs, including its service as trustee of the Collective Trust. For a more complete description of the relationship between Northern Trust and Northern Trust Investments, see “Northern Trust and Northern Trust Investments.”

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

THE PROGRAM

The Program is sponsored by ABA Retirement Funds, an Illinois not-for-profit corporation organized by the American Bar Association, which we refer to as the ABA, to sponsor retirement programs for self-employed individuals and employers who are members or associates of the ABA or other affiliated organizations. The Program is a comprehensive retirement program that provides Employers with tax-qualified employee retirement plans, a variety of investment options and related recordkeeping and administrative services. As of December 31, 2012, there were approximately 3,670 plans participating in the Program through which approximately 36,970 Participants participated in the Program.

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

DESCRIPTION OF INVESTMENT OPTIONS

As of December 31, 2012, the Collective Trust offered six Managed Funds, six Index Funds, the Real Asset Return Fund, the Alternative Alpha Fund, six Retirement Date Funds and three Target Risk Funds. The Managed Funds, the Index Funds, the Real Asset Return Fund, the Alternative Alpha Fund, the Retirement Date Funds and the Target Risk Funds, together with the Self-Directed Brokerage Account, are investment options under the Program.

Effective on or about July 2, 2009, the Balanced Fund ceased to be offered and thus is not an investment option, although certain assets held under the Program continue to be invested in the Balanced Fund.

All proceeds received by the Collective Trust relating to the contribution, transfer or allocation of assets to a Fund are applied to the purchase of Units of that Fund. Assets invested through the American Bar Association Members Plans sponsored by ABA Retirement Funds are held under the American Bar Association Members Retirement Trust (the “Retirement Trust”), and assets invested through individually designed plans are held under the American Bar Association Members Pooled Trust for Retirement Plans (the “Pooled Trust”). Northern Trust is the sole trustee of each of the Retirement Trust and Pooled Trust, which we refer to collectively as the “ABA Members Trusts.”

Assets contributed or held under the Program may be invested in the following investment options: The Stable Asset Return Fund invests in high quality fixed-income instruments, investment contracts, and other fixed-income investments. The Bond Core Plus Fund invests in debt securities of varying maturities. The Large Cap Equity Fund, the Small-Mid Cap Equity Fund, the International All Cap Equity Fund and the Global All Cap Equity Fund invest in equity securities of various types. The Index Funds are a group of six collective investment funds, each of which is designed to replicate the investment performance of a specific securities index. The Real Asset Return Fund seeks to provide investors with investment returns in excess of inflation as measured by the Core CPI (although the Real Asset Return Fund can be expected to have greater volatility than the Core CPI). The Alternative Alpha Fund takes positions in a broad set of securities and instruments with the objective of providing long-term total returns in excess of the yield on cash-equivalent investments (although the Alternative Alpha Fund can be expected to have greater volatility than cash-equivalents). The Retirement Date Funds are a group of six diversified investment funds, each of which is designed to correspond to a particular time horizon to retirement. The Target Risk Funds are a group of three diversified investment funds, each of which is designed to represent risk and reward characteristics that reflect a particular level of investment risk such as conservative, moderate or aggressive. In addition, assets contributed under the Program may be invested in publicly traded debt and equity securities and shares of numerous mutual funds through Self-Directed Brokerage Accounts.

Interests in each Fund are represented by Units of beneficial interest. Each Unit represents an equal pro rata interest in the net assets of a Fund. The Collective Trust’s Declaration of Trust provides that any creditor of, or other person having any claim of any type against, a Fund, may look only to the assets of that Fund for payment of obligations of that Fund, and that every contract, instrument, certificate or undertaking of or on behalf of any Fund shall be conclusively deemed to have been executed only by or for that Fund and no Fund shall be answerable for any obligation assumed or liability incurred by any other Fund. Furthermore, the enforceability of these provisions has not, to the knowledge of the Collective Trust, been tested, and the Collective Trust believes that, under its governing law, the Funds have no separate legal existence and exist only as sub-trusts of the Collective Trust. However, neither the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), nor the laws under which the Collective Trust is organized, have any specific statutory provision deeming assets of one sub-trust created under a trust to be unavailable to creditors of other sub-trusts so created. In the unlikely event that a particular Fund were not to have sufficient net assets with which to satisfy its obligations, it is possible that a court could determine that the assets of the other Funds could be available to satisfy those obligations.

Although the Funds are similar in some respects to registered open-end management investment companies, which are commonly referred to as mutual funds, the Funds are not required to be and are not registered as investment companies under the Investment Company Act of 1940 and are not subject to compliance with the requirements of that Act. The Units representing interests in the Funds are held by Northern Trust, as trustee of the ABA Members Trusts. Neither the assets of the ABA Members Trusts Funds nor the investment options are subject to the claims of the creditors of Northern Trust or Northern Trust Investments. The Units are not insured by the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve or any other governmental agency and are not deposits of Northern Trust, Northern Trust Investments or any other bank. The activities of each of Northern Trust Investments and Northern Trust in connection with the operation of the Collective Trust and the ABA Members Trusts, respectively, are subject to the requirements of ERISA.

There are no voting rights connected with the ownership of Units. No officer of the Collective Trust or officer or director of Northern Trust Investments owns, beneficially or of record, any Units of beneficial interest in the Collective Trust. As of December 31, 2012, no person or entity vested with investment responsibility for the assets contributed to the Program held more than 5% of the Units of beneficial interest in the Collective Trust or in any Fund offered thereunder, except that four Participants held 29.98% of the outstanding units of the Global All Cap Equity Fund, six Participants held 50.42% of the outstanding units of the Alternative Alpha Fund and two Participants held 12.99% of the outstanding units of the 2050 Retirement Date Fund.

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

For purposes of the following descriptions of the Funds and the description of the Balanced Fund, investments by a Fund directly or indirectly in collective investment funds maintained by State Street Bank or Northern Trust Investments, and investments by the Global All Cap Equity Fund made in the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund and investments by the Balanced Fund made in the Bond Core Plus Fund and the Large Cap Equity Fund, are generally treated as investments in the underlying securities held by those funds.

MANAGED FUNDS

Assets contributed or held under the Program are eligible for investment in the following six Managed Funds, each of which is an actively managed collective investment fund designed to achieve a specific investment objective. Each of the Stable Asset Return Fund, the Bond Core Plus Fund and the International All Cap Equity Fund was established in September 1995. The Collective Trust established the Large Cap Equity Fund and the Small-Mid Cap Equity Fund as investment options as of July 2, 2009. The Collective Trust established the Global All Cap Equity Fund as an investment option as of January 17, 2012.

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

As of December 31, 2012, the Stable Asset Return Fund’s assets were invested in approximately the following proportions: 9% invested in the NTGI Collective Government Short-Term Investment Fund, or a comparable third-party collective fund (which is used as a liquidity buffer), and 91% invested in Benefit Responsive Contracts. As of December 31, 2012, the duration of the Fund was 2.33 years. Duration represents the time required to receive the present value of future payments, both interest and principal, from a fixed-income security. The duration of the Fund cannot exceed 3.50 years.

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

Asset-Backed Securities. The Fund is permitted to invest in asset-backed securities (including collateralized mortgage obligations, which we refer to as CMOs, and other derivative mortgage—backed securities), subject to the rating and quality requirements specified for the Fund. Asset-backed securities are issued by trusts and special purpose entities that securitize various types of assets, such as automobile and credit card receivables. To the extent that asset-backed securities in which the Fund invests involve any form of derivative, investments in those securities may be subject to certain risks and uncertainties, including risks and uncertainties caused by the implementation of the Reform Act, as described in further detail below. See “Derivative Instruments.”

Credit Quality. Except with respect to U.S. Government Obligations, the Fund may invest in high-quality short-term instruments, which we refer to as Short-Term Investment Products, only if at the time of purchase, the instrument is (i) rated in one of the three highest rating categories applicable to corporate bonds (including the subcategories such as AA+ and AA—within such rating categories) by at least two nationally recognized statistical rating organizations, at least one of which must be Standard & Poor’s Corp., which we refer to as S&P, or Moody’s Investors Service, Inc., which we refer to as Moody’s, (ii) rated in the highest rating category applicable to commercial paper by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s, or (iii) if unrated, issued or guaranteed by an issuer that has other comparable outstanding instruments that are so rated or is itself rated in one of the two highest rating categories (including the subcategories such as AA+ and AA—within such rating categories) by at least two nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s. For purposes of this restriction, an investment in a repurchase agreement will be considered to be an investment in the securities that are the subject of the repurchase agreement.

The Fund may not invest in any Traditional Investment Contract unless, at the time of purchase, the Traditional Investment Contract or the issuer of the Traditional Investment Contract is rated in one of the three highest rating categories (including the sub-categories within such categories) by at least three nationally recognized statistical rating organizations, at least one of which must be S&P or Moody’s. Notwithstanding the foregoing, the minimum credit quality of each Benefit Responsive Provider must be rated at least A3/A—by at least one nationally recognized statistical rating organization at the time of initial placement. The average quality of the Fund’s Benefit Responsive contracts is expected to be maintained at a rating of at least A3/A-.

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

Risks of Investment in Derivatives. The Stable Asset Return Fund is subject to the risks associated with use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

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

Investment Advisors. Northern Trust Investments has retained Galliard Capital Management, Inc., which we refer to as Galliard, to serve as Investment Advisor to provide investment advice and arrange for the execution of purchases and sales of securities for the Fund. In addition to providing advice with respect to a portion of the Fund, Galliard is also responsible for making recommendations regarding the retention of Investment Advisors for the portions of the Fund it does not manage. Based on such recommendations Northern Trust Investments has also retained Jennison Associates LLC and Pacific Investment Management Company, LLC, which we refer to as Jennison and PIMCO, respectively, to serve as additional Investment Advisors to the Fund. As of December 31, 2012, approximately 55%, 19%, 17% and 9% of the assets of the Fund were allocated to, respectively, Galliard, Jennison, PIMCO and the NTGI Collective Government Short-Term Investment Fund. Northern Trust Investments may, in the future, subject to consultation with Galliard, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof. Information regarding the Fund’s Investment Advisors is set forth below.

Galliard is located at 800 LaSalle Avenue, Minneapolis, Minnesota 55402. Galliard is a wholly-owned subsidiary of Wells Fargo & Company. As of December 31, 2012, Galliard had approximately $85.3 billion of assets under management. Galliard provides advice with respect to a portion of the Fund as determined, from time to time, by Northern Trust Investments.

Jennison is located at 466 Lexington Avenue, New York, New York 10017 and was founded in 1969. Jennison is an indirect wholly-owned subsidiary of Prudential Financial, Inc., a full-scale global financial services organization located at 751 Broad Street, Newark, New Jersey 07012. As of December 31, 2012, Jennison had approximately $156.5 billion of assets under management. Jennison also serves as an Investment Advisor to the Large Cap Equity Fund.

PIMCO was founded in Newport Beach, California in 1971 and is a majority owned subsidiary of Allianz Global Investors of America L.P., whose ultimate parent is Allianz SE, a European-based, multinational insurance and financial services holding company. PIMCO’s principal place of business is 840 Newport Center Drive, Suite 100, Newport Beach, California 92660. As of December 31, 2012, PIMCO has approximately $1.6 trillion of assets under management. PIMCO also serves as an Investment Advisor to the Bond Core Plus Fund.

Transfer Restrictions. Direct transfers from the Stable Asset Return Fund to a Self-Directed Brokerage Account are not permitted. There are no restrictions on transfers from the Stable Asset Return Fund to other Funds available under the Collective Trust, but the amount transferred from the Stable Asset Return Fund to any other Fund cannot be transferred from such other Fund to a Self-Directed Brokerage Account until 90 days have passed since the date of such transfer. To the extent that an amount transferred from the Stable Asset Return Fund to another Fund is again transferred to another Fund, such amount cannot be transferred to a Self-Directed Brokerage Account until 90 days have passed since the date of the initial transfer from the Stable Asset Return Fund. For more information on these restrictions, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Bond Core Plus Fund increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover of the Fund was 505% for the twelve months ended December 31, 2012 and 278% for the twelve months ended December 31, 2011. The Fund’s portfolio turnover includes trades such as TBA rolls and buys/sells of commercial paper. The Fund believes that it is important to have the ability to seek higher returns using a diverse array of strategies and instruments, particularly in the highly sophisticated global market. Some of these strategies and instruments, particularly mortgages and derivatives, by their very nature necessitate a relatively high number of trades and trade entries.

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

PIMCO was founded in Newport Beach, California in 1971 and is a majority owned subsidiary of Allianz Global Investors of America L.P., whose ultimate parent is Allianz SE, a European-based, multinational insurance and financial services holding company. PIMCO’s principal place of business is 840 Newport Center Drive, Suite 100, Newport Beach, California 92660. As of December 31, 2012, PIMCO has approximately $1.6 trillion of assets under management. PIMCO also serves as an Investment Advisor to the Stable Asset Return Fund.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The portfolio turnover rate for the Fund may be higher than the rates for comparable funds with a single portfolio manager. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Thus, one Investment Advisor for the Fund may be selling a security when another Investment Advisor for the Fund is purchasing that same security. Additionally, when the Fund replaces an Investment Advisor, the new Investment Advisor may restructure the investment portfolio, which may increase the Fund’s portfolio turnover rate. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions for the Fund. A high portfolio turnover rate (100% of more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce the Fund’s return. Portfolio turnover of the Fund was 41% for the twelve months ended December 31, 2012 and 55% for the twelve months ended December 31, 2011.

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

Northern Trust Investments has retained the organizations described below to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Large Cap Equity Fund. As of December 31, 2012, approximately 22%, 26%, 20% and 29% of the assets of the Large Cap Equity Fund were allocated to, respectively, Columbus Circle Investors, Delaware Investment Advisers, Jennison Associates LLC and C.S. McKee, L.P. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

Columbus Circle Investors, which we refer to as CCI. CCI is located at One Station Place, Stamford, Connecticut 06902 and was founded in 1975. In January 2005, Principal Global Investors acquired a 70% interest in CCI; the remainder of CCI is owned by employees of the firm. As of December 31, 2012, CCI had approximately $15.0 billion of assets under management.

Delaware Investment Advisers, which we refer to as Delaware Investments. Delaware Investments is located at 2005 Market Street, Philadelphia, Pennsylvania 19103. Delaware Investments refers to Delaware Management Holdings, Inc. and its subsidiaries and traces its roots to an investment consulting firm founded in 1929. Delaware Management Holdings, Inc. is an indirect subsidiary of Macquarie Group Limited, a Sydney, Australia-headquartered global provider of banking, financial, advisory, investment, and fund management services. As of December 31, 2012, Delaware Investments had approximately $179.0 billion of assets under management.

Jennison Associates LLC, which we refer to as Jennison. Jennison is located at 466 Lexington Avenue, New York, New York 10017 and was founded in 1969. Jennison is an indirect wholly-owned subsidiary of Prudential Financial, Inc., a full-scale global financial services organization located at 751 Broad Street, Newark, New Jersey 07012. As of December 31, 2012, Jennison had approximately $156.5 billion of assets under management. Jennison also serves as an Investment Advisor to the Stable Asset Return Fund.

C.S. McKee, L.P., which we refer to as C.S. McKee. C.S. McKee is located at One Gateway Center, Pittsburgh, Pennsylvania 15222. Founded in 1931, C.S. McKee is an employee-owned institutional investment advisor. In 1987, C.S. McKee became a wholly-owned subsidiary of United Asset Management Corporation, which was purchased by London-based Old Mutual PLC in 2000. In 2001, the firm was repurchased by its employees. As of December 31, 2012, C.S. McKee had approximately $13.5 billion of assets under management.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Fund, such as brokerage commissions, increase, which may adversely affect the Small-Mid Cap Equity Fund’s performance. The portfolio turnover rate for the Fund may be higher than the rates for comparable funds with a single portfolio manager. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Thus, one Investment Advisor for the Fund may be selling a security when another Investment Advisor for the Fund is purchasing that same security. Additionally, when the Fund replaces an Investment Advisor, the new Investment Advisor may restructure the investment portfolio, which may increase the Fund’s portfolio turnover rate. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions for the Fund. A high portfolio turnover rate (100% of more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce the Fund’s return. Portfolio turnover of the Fund was 63% for the twelve months ended December 31, 2012 and 116% for the twelve months ended December 31, 2011.

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

Northern Trust Investments has retained the organizations described below to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the Small-Mid Cap Equity Fund. As of December 31, 2012, approximately 15%, 13%, 15%, 15%, 9%, 13%, 15% and 5% of the assets of the Small-Mid Cap Equity Fund were allocated to, respectively, Denver Investment Advisors LLC, Frontier Capital Management Co. LLC, Lombardia Capital Partners, LLC, LSV Asset Management, Allianz Global Investors Capital LLC, Riverbridge Partners, Systematic Financial Management, L.P. and SSgA S&P MidCap® Index Non-Lending Series Fund Class A. On December 27, 2012, Northern Trust Investments terminated TCW Investment Management Company as an investment advisor to the Fund. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

Denver Investment Advisors LLC (d/b/a Denver Investments), which we refer to as DIA. DIA is located at 1225 17th Street, Denver, Colorado 80202 and was founded in 1958. The firm is 100% employee owned. Ownership in the firm is divided among 28 investment professionals, with no one person owning greater than 13% as of January 1, 2013. As of December 31, 2012, DIA had approximately $9.6 billion of assets under management.

Frontier Capital Management Co. LLC, which we refer to as Frontier. Frontier is located at 99 Summer Street, Boston, Massachusetts 02110. Founded in 1980, the firm has managed growth-oriented portfolios since its inception. Frontier largely serves institutional clients, which represent approximately 90% of the firm’s assets under management. The remaining 10% is comprised largely of non-institutional clients, primarily high net-worth individuals. In 2000, Frontier became an affiliate of Affiliated Managers Group, Inc. As of December 31, 2012, Frontier had approximately $9.7 billion of assets under management.

Lombardia Capital Partners, LLC, which we refer to as Lombardia. Lombardia’s headquarters are located at 55 South Lake Avenue, Suite 750, Pasadena, California 91101. Lombardia was founded in 1989 and specializes in U.S. and non-U.S. value equities. Lombardia is 100% owned by its employees. As of December 31, 2012, Lombardia had approximately $2.9 billion of assets under management.

LSV Asset Management, which we refer to as LSV. LSV is located at 155 North Wacker Drive, Suite 4600, Chicago, Illinois 60606 and was founded in 1994. LSV is a Delaware general partnership. The general partnership is 60% collectively owned by the twenty employee-partners of LSV. SEI Funds, Inc. owns the remaining 40% of the firm. As of December 31, 2012, LSV had approximately $65.0 billion of assets under management. LSV also serves as an Investment Advisor to the International All Cap Equity Fund.

Allianz Global Investors Capital LLC, which we refer to as AGI Capital. AGI Capital was formed from the integration of three affiliates, Oppenheimer Capital LLC (“OpCap” founded 1969), Nicholas-Applegate Capital Management LLC (“Nicholas-Applegate” founded 1984) and NFJD Investment Group (“NFJD” founded 1989). On July 1, 2010, all employees of Nicholas-Applegate and OpCap became employees of AGI Capital, and the transition of management of client assets from Nicholas-Applegate and OpCap to AGI Capital was initiated. AGI Capital has offices located in New York, Dallas and San Diego. The New York office is located at 1345 Avenue of the Americas, New York, NY 10105. As of December 31, 2012, AGI Capital had approximately $53.5 billion of assets under management, which includes NFJD assets.

Riverbridge Partners, which we refer to as Riverbridge. Riverbridge is located at 801 Nicollet Mall, Suite 600, Minneapolis, Minnesota 55402. Riverbridge was founded in 1987 and is an investment manager for institutions and high net worth individuals. Throughout its history, Riverbridge has remained an employee owned firm. As of December 31, 2012, Riverbridge had approximately $3.2 billion of assets under management.

Systematic Financial Management, L.P., which we refer to as Systematic. Systematic is located at 300 Frank W. Burr Blvd., Glenpointe East, 7th Floor, Teaneck, New Jersey 07666 and was founded in 1982. In 1995, a majority stake in the firm was sold to Affiliated Managers Group, Inc., a publicly traded company. As of December 31, 2012, Systematic had approximately $11.6 billion of assets under management.

INTERNATIONAL ALL CAP EQUITY FUND

Investment Objective. The investment objective of the International All Cap Equity Fund is to achieve long-term growth of capital. There can be no assurance that the International All Cap Equity Fund will achieve its investment objective.

Strategy. The International All Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to broad measures of international (non-U.S.) stock markets through investing in a diversified portfolio of primarily non-U.S. equity securities. The Fund will invest at least 80% of its assets in equity securities of companies domiciled outside the United States. The Fund may invest in companies of any size located in a number of countries throughout the world. Investing abroad increases the opportunities available to investors. Common stocks of foreign companies offer a way to seek long-term growth of capital. Many foreign countries may have greater potential for economic growth than the United States. Foreign investments also provide diversification for an all-U.S. portfolio, since historically their returns have not been tightly correlated with U.S. stocks over long time periods. Investing a portion of a portfolio in foreign stocks may enhance diversification while providing the potential to increase long-term capital appreciation. The International All Cap Equity Fund seeks to diversify investments broadly among developed and emerging countries. The Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated to two or more Investment Advisors, in percentages determined at the discretion of Northern Trust Investments. Each Investment Advisor acts independently from the others and uses its own distinct investment style in recommending securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of Northern Trust Investments.

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

As of December 31, 2012, the International All Cap Equity Fund was invested in securities of companies domiciled in approximately 40 countries. Under exceptional economic or market conditions abroad, the International All Cap Equity Fund may temporarily invest all or a major portion of its assets in U.S. Government Obligations or debt obligations of U.S. companies of the type described under “Stable Asset Return Fund—Investment Guidelines and Restrictions—U.S. Government Obligations.” The Fund would invoke this right only in extraordinary circumstances, such as war, the closing of equity markets, an extreme financial calamity, or the threat of any such event. If the Fund invokes this right, the Fund may be less likely to achieve its investment objective. To the extent the Fund is invested in U.S. Government Obligations, short-term commercial paper and other short-term instruments, the Fund is also subject to the risks associated with such investments, as more fully described under “Stable Asset Return Fund—Risk Factors—U.S. Government Obligations.”

Investment Guidelines and Restrictions. In seeking to accomplish its objective, the International All Cap Equity Fund will invest primarily in common stocks of non-U.S. domiciled companies and in a variety of other equity-related securities of such companies, such as preferred stocks, warrants and convertible securities of such foreign companies, as well as foreign corporate and governmental debt securities (when considered consistent with its investment objective). The securities of non-U.S. companies may be held by the Fund directly or indirectly through ADRs, Global Depositary Receipts or European Depositary Receipts. The International All Cap Equity Fund may invest in fixed income securities when, in light of economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and the level of interest rates, it appears that the International All Cap Equity Fund’s investment objective will not be met by buying equity securities. Under normal conditions, the International All Cap Equity Fund’s investments in securities other than common stocks and other equity-related securities are limited to no more than 20% of total assets.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the International All Cap Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. The portfolio turnover rate for the Fund may be higher than the rates for comparable funds with a single portfolio manager. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Thus, one Investment Advisor for the Fund may be selling a security when another Investment Advisor for the Fund is purchasing that same security. Additionally, when the Fund replaces an Investment Advisor, the new Investment Advisor may restructure the investment portfolio, which may increase the Fund’s portfolio turnover rate. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions for the Fund. A high portfolio turnover rate (100% or more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce the Fund’s return. Portfolio turnover for the Fund was 101% for the twelve months ended December 31, 2012 and 45% for the twelve months ended December 31, 2011.

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

Northern Trust Investments has retained the organizations described below to serve as Investment Advisors to provide investment advice and arrange for the execution of purchases and sales of securities for the International All Cap Equity Fund. As of December 31, 2012 approximately 22%, 15%, 23%, 22% and 15% of the assets of the International All Cap Equity Fund were allocated to, respectively, Altrinsic Global Advisors, LLC, Eagle Global Advisors LLC, First State Investments International Limited, LSV Asset Management and Martin Currie Inc. On or about April 25, 2012, Northern Trust Investments replaced Martin Currie Inc. with American Century Investment Management Inc. as Investment Advisor to provide investment advice with respect to Martin Currie Inc.’s respective portion of the Fund. On or about June 11, 2012, Northern Trust Investments replaced Eagle Global Advisors, LLC with William Blair & Company L.L.C. as Investment Advisor to provide investment advice with respect to Eagle Global Advisors, LLC’s respective portion of the Fund. Northern Trust Investments may, in the future and at its discretion, employ other investment advisors to provide investment advice with respect to the Fund or portions thereof.

Altrinsic Global Advisors, LLC, which we refer to as Altrinsic. Altrinsic is located at 8 Sound Shore Drive, Greenwich, Connecticut 06830. Altrinsic is an employee—controlled and majority-owned firm that was established in 2000 to focus solely on global and international investment management on behalf of institutional investors around the world. As of December 31, 2012, Altrinsic had approximately $12.6 billion of assets under management.

American Century Investment Management Inc., which we refer to as American Century. American Century is located at 4500 Main Street, Kansas City, Missouri 64111. American Century is a privately-held investment management firm founded in 1958 and servicing investment professionals, institutions, corporations and individual investors through a variety of actively managed investment disciplines and an array of products. As of December 31, 2012, American Century had approximately $124.6 billion of assets under management.

First State Investments International Limited, which we refer to as First State. First State is located at 23 St. Andrew Square, Edinburgh, Scotland. First State is the international asset management division of Commonwealth Bank of Australia. As of December 31, 2012, First State had approximately $62.5 billion of assets under management.

LSV Asset Management, which we refer to as LSV. LSV is located at 155 North Wacker Drive, Suite 4600, Chicago, Illinois 60606 and was founded in 1994. LSV is a Delaware general partnership. The general partnership is 60% collectively owned by the twenty employee-partners of LSV. SEI Funds, Inc. owns the remaining 40% of the firm. As of December 31, 2012, LSV had approximately $65.0 billion of assets under management. LSV also serves as an Investment Advisor to the International All Cap Equity Fund.

William Blair Investment Management, which we refer to as William Blair. William Blair is located at 222 West Adams Street, Chicago, Illinois 60606. William Blair is the international asset management division of William Blair & Company, L.L.C., consisting of the institutional, mutual fund and private wealth management businesses. William Blair provides portfolio management for international, domestic and global equities, domestic fixed income, multi-asset and alternatives organized by geographies, market capitalizations and styles. An independent and employee-owned firm, William Blair is based in Chicago, with office locations in 11 cities including London, New York, Shanghai and Zurich. As of December 31, 2012, William Blair had approximately $49.6 billion in assets under management.

Transfer Restrictions. The International All Cap Equity Fund maintains a transfer policy that restricts an Investor’s ability to make more than one transfer into the International All Cap Equity Fund within any 45 calendar day period. There is no restriction on an Investor’s ability to make transfers out of the Fund on any Business Day. Northern Trust Investments has adopted this policy for the International All Cap Equity Fund to prevent disruptions to the Fund that could potentially affect the investment performance of the Fund. For more information regarding this policy, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

GLOBAL ALL CAP EQUITY FUND

Investment Objective. The investment objective of the Global All Cap Equity Fund is to achieve long-term growth of capital. Any income received is incidental to this objective. There can be no assurance that the Global All Cap Equity Fund will achieve its investment objective.

Strategy. The Global All Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of global stock markets by investing primarily in equity securities of companies located throughout the world, including those domiciled in the U.S. The Global All Cap Equity Fund invests a portion of its assets in the common stocks and other equity-type securities of U.S. companies with market capitalizations in excess of $100 million at the time of purchase. The Fund also invests in non-U.S. companies of any size located in a number of countries throughout the world. The combination of investments in U.S. companies and companies domiciled abroad is intended to provide diversification, because historically their returns have not been tightly correlated over long time periods. By investing in both, the Fund couples the growth generally associated with U.S. companies and the potential for greater economic growth generally associated with investments in foreign and emerging countries. The Global All Cap Equity Fund varies the portion of its assets invested in equity securities of U.S. companies and companies domiciled outside the United States to achieve the Fund’s investment objective based upon economic conditions domestic and abroad, the general level of common stock prices, the respective sizes of worldwide equity markets and other relevant considerations.

The Fund uses a “multi-manager” approach whereby the Fund’s assets are allocated directly or indirectly to two or more Investment Advisors, in percentages determined at the discretion of Northern Trust Investments. Each Investment Advisor acts independently from the others and uses its own distinct investment style in recommending securities. Each Investment Advisor must operate within the constraints of the Fund’s investment objective, strategies and restrictions and subject to the general supervision of Northern Trust Investments.

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

Investment Guidelines and Restrictions. The Global All Cap Equity Fund invests directly or indirectly in varying degrees, as described above, in the common stock and other equity-type securities of U.S. companies and non-U.S. companies, including convertible securities, non-equity securities, preferred stocks and warrants, as well as foreign corporate and governmental debt securities (when considered consistent with its investment objective). The securities of non-U.S. companies may be held by the Fund directly or indirectly through ADRs, Global Depositary Receipts or European Depositary Receipts. The Global All Cap Equity Fund’s investments in non-U.S. domiciled companies may take the form of fixed income securities when and if the economic conditions and the general level of stock prices, dividend rates, prices of fixed income securities and level of interest rates suggest the Fund’s objective will not be met by buying equity securities.

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

The Global All Cap Equity Fund will normally conduct its foreign currency exchange transactions, if any, either on a cash basis at the spot rate prevailing in the foreign currency exchange market or through entering into forward contracts to purchase or sell foreign currencies. See “Derivative Instruments.”

Risk Factors. Equity Markets Risk. The Fund’s Unit price can fall because of weakness in one or more of its primary equity markets, a particular industry, or specific holdings. Equity markets can decline for many reasons, including adverse political or economic developments, changes in investor psychology, or heavy institutional selling. The prospects for an industry or company may deteriorate because of a variety of factors, including disappointing earnings or changes in the competitive environment. In addition, the investment assessment of companies held in the Fund may prove incorrect, resulting in losses or poor performance even in rising markets. The Unit price of the Global All Cap Equity Fund could be volatile, and holders of Units in the Fund should be able to tolerate sudden, sometimes substantial, declines in the value of their investment. No assurance can be given that investors will be protected from the risks inherent in equity investing. The Fund is intended to be a long-term investment vehicle and is not designed to provide a means to speculate on short-term U.S or non-U.S. stock market movements.

Risk of Investing in Medium-Sized and Smaller Companies. Typically, investments in medium-sized and smaller companies have greater market and financial risk than larger, more diversified companies. These companies may not have adequate resources to react optimally to exploit opportunities. Smaller companies may also be more dependent on access to equity markets to raise capital than larger companies that have a greater ability to support relatively larger debt burdens. The securities of smaller companies may be held primarily by insiders or institutional investors, which may have an impact on their marketability.

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

Risks of Foreign Investing. Investments by the Global All Cap Equity Fund in foreign securities may involve special risks in addition to the risks associated with domestic securities generally. These include risks relating to political or economic conditions in foreign countries, potentially less stringent investor protection, disclosure standards and settlement procedures of foreign markets, potential applicability of withholding or other taxes imposed by these countries, and currency exchange fluctuations. These factors could make foreign investments more volatile. Some of the countries in which the Fund may invest lack uniform accounting, auditing and financial reporting standards, have less governmental supervision of financial markets than in the United States, do not honor legal rights enjoyed in the United States and have settlement practices which may subject the Global All Cap Equity Fund to risks of loss not customary in U.S. markets. In addition, securities markets in some countries have substantially lower trading volumes than U.S. markets, resulting in less liquidity and more volatility than experienced in the United States.

Risks of Securities Lending Undertaken by the Global All Cap Equity Fund. The Global All Cap Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See “Risk Factors Relating Generally to the Program—Risks Related to Securities Lending.”

Risks of Investment in Derivative Instruments. The Global All Cap Equity Fund is subject to the risks associated with the use of derivatives to the extent the Fund is permitted to use them. See “Derivative Instruments.”

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

Some of the countries in which the Fund may invest have histories of instability and upheaval that could cause their governments to act in a detrimental or hostile manner toward private enterprise or foreign investment. Governmental actions such as capital or currency controls, nationalization of an industry or company, expropriation of assets, or imposition of high taxes could have an adverse effect on security prices and impair the Global All Cap Equity Fund’s ability to repatriate capital or income. Significant external risks currently affect some emerging countries. Governments in many emerging market countries participate to a significant degree in the countries’ economies and securities markets.

Other Risks of Foreign Investing. Some of the countries in which the Fund may invest lack uniform accounting, auditing and financial reporting standards, have less governmental supervision of financial markets than in the United States, do not honor legal rights enjoyed in the United States and have settlement practices which may subject the Global All Cap Equity Fund to risks of loss not customary in U.S. markets. In addition, securities markets in some countries have substantially lower trading volumes than U.S. markets, resulting in less liquidity and more volatility than experienced in the United States.

Pricing. Portfolio securities may be listed on foreign exchanges that are open on days (such as Saturdays or U.S. legal holidays) when the Global All Cap Equity Fund does not compute its prices. As a result, the Fund’s net asset value may be significantly affected by trading on days when transactions in Units of the Fund do not occur.

Risks of Securities Lending Undertaken by the Global All Cap Equity Fund. The Global All Cap Equity Fund is subject to the risks associated with the lending of securities, including the risks associated with defaults by the borrowers of such securities and the credit, liquidity and other risks arising out of the investment of cash collateral received from the borrowers. See Item 1A,“Risk Factors—Risks Related to Securities Lending.”

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

The values of foreign fixed-income securities fluctuate in response to changes in U.S. and foreign interest rates. Income received by the Global All Cap Equity Fund from sources within foreign countries may also be reduced by withholding and other taxes imposed by those countries, although tax conventions between some countries and the United States may reduce or eliminate these taxes. Any taxes paid by the Global All Cap Equity Fund will reduce the net income earned by the Fund. The Fund’s Investment Advisors will consider available yields, net of any required taxes, in selecting foreign dividend paying securities.

In addition, short-term movements in currency exchange rates could adversely impact the availability of funds to pay for redemptions of Units of the Global All Cap Equity Fund. For example, if the exchange rate for a currency declines after a security has been sold to provide funds for a redemption from the Fund but before those funds are translated into U.S. dollars, it could be necessary to liquidate additional portfolio securities in order to finance the redemption.

Restriction on Transfer into Fund. The Fund restricts a participant’s ability to make more than one transfer into the Fund within any 45 calendar day period. See “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfer.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred directly or indirectly by the Global All Cap Equity Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Fund’s assets and may change frequently in accordance with market conditions. The portfolio turnover rate for the three other Funds through which the Global All Cap Equity Fund invests its assets, as described below, may be higher than the rates for comparable funds with a single portfolio manager. Each of the Investment Advisors to such underlying Funds makes recommendations to buy or sell securities independently from other Investment Advisors. Thus, one such Investment Advisor may be selling a security when another Investment Advisor is purchasing that same security. Additionally, when an underlying Fund replaces an Investment Advisor, the new Investment Advisor may restructure such Fund’s investment portfolio, which may increase such Fund’s portfolio turnover rate. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions. A high portfolio turnover rate (100% of more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce the return. The portfolio turnover of the Global All Cap Equity Fund will reflect purchases and sales by the Fund of shares of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund through which the Fund invests its assets, rather than the portfolio turnover rate of these underlying Funds. The portfolio turnover rate for the Large Cap Equity Fund was 40% for the period from commencement of operations on January 17, 2012 to December 31, 2012. The portfolio turnover rate for the Small-Mid Cap Equity Fund was 61% for the period from commencement of operations on January 17, 2012 to December 31, 2012. The portfolio turnover rate for the International All Cap Equity Fund was 100% for the period from commencement of operations on January 17, 2012 to December 31, 2012.

Investment Advisors. The portion of the Global All Cap Equity Fund invested primarily in common stock and other equity-type securities of U.S. companies is invested through the Large Cap Equity Fund (currently targeted at approximately 35%), with respect to which Northern Trust has retained the Investment Advisors set forth in “Large Cap Equity Fund—Investment Advisors”, and through the Small-Mid Cap Equity Fund (currently targeted at approximately 5%), with respect to which Northern Trust has retained the Investment Advisors set forth in “Small-Mid Cap Equity Fund—Investment Advisors.” The portion of the Global All Cap Equity Fund invested primarily in common stock and other equity-type securities of non-U.S. domiciled companies (currently targeted at approximately 60%), is invested through the International All Cap Equity Fund, with respect to which Northern Trust has retained Investment Advisors set forth in “International All Cap Equity Fund—Investment Advisors.” For information regarding the investment objectives, guidelines and restrictions of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund, respectively, see “Large Cap Equity Fund,” “Small-Mid Cap Equity Fund” and “International All Cap Equity Fund”.

Transfer Restrictions. The Global All Cap Equity Fund maintains a transfer policy that restricts an Investor’s ability to make more than one transfer into the Global All Cap Equity Fund within any 45 calendar day period. There is no restriction on an Investor’s ability to make transfers out of the Fund on any Business Day. Northern Trust Investments has adopted this policy for the Global All Cap Equity Fund to prevent disruptions to the Fund that could potentially affect the investment performance of the Fund. For more information regarding this policy, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

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

Portfolio turnover of the Bond Index Fund was 15% for the twelve months ended December 31, 2012 and 12% for the twelve months ended December 31, 2011. This turnover reflects purchases and sales by the Fund of shares of the SSgA U.S. Bond Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA U.S. Bond Index Non-Lending Series Fund was 60% for the twelve months ended December 31, 2012 and 40% for the twelve months ended December 31, 2011.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2012, State Street Bank had a total risk-based capital ratio of 19.1%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2012, State Street Bank and its affiliates on a consolidated basis had approximately $24.2 trillion of assets under custody and administration and had approximately $2.1 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

Strategy. The Large Cap Index Equity Fund invests in securities of U.S. companies included in the S&P 500. The Large Cap Index Equity Fund may also hold U.S. Government Obligations, short-term fixed-income securities, equity index futures, exchange traded funds and other similar derivative instruments as deemed appropriate by State Street Bank. The Large Cap Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged S&P 500 stock index futures contracts. The S&P 500 represents approximately 75% of the U.S. equity market based on market capitalization. As of December 31, 2012, the largest company in the S&P 500 had a market capitalization of approximately $500 billion and the smallest such company had a market capitalization of approximately $1.66 billion. The S&P 500 is reconstituted on a periodic basis by the sponsor of the Index. Standard & Poor’s Financial Services LLC, which sponsors the S&P 500®, does not sponsor the Large Cap Index Equity Fund, and is not affiliated in any way with the Large Cap Index Equity Fund.

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

Portfolio turnover of the Large Cap Index Equity Fund was 9% for the twelve months ended December 31, 2012 and 21% for the twelve months ended December 31, 2011. This turnover reflects purchases and sales by the Fund of shares of the SSgA S&P 500® Index Non-Lending Series Fund Class A, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA S&P 500® Index Non-Lending Series Fund Class A was 4% for its fiscal year ended December 31, 2012 and 5% for its fiscal year ended December 31, 2011.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2012, State Street Bank had a total risk-based capital ratio of 19.1%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2012, State Street Bank and its affiliates on a consolidated basis had approximately $24.2 trillion of assets under custody and administration and had approximately $2.1 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

Strategy. The All Cap Index Equity Fund invests in all of the common stocks included in the Russell 3000 Index with the possible exception of the companies in the Russell 3000 Index with the smallest capitalization. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization. As of December 31, 2012, the largest company had a market capitalization of approximately $500 billion and the smallest company had a market capitalization of approximately $101 million. The Russell 3000 Index is reconstituted on a periodic basis by the sponsor of the Index. Russell Investment Group, which sponsors the Russell 3000® Index, does not sponsor the All Cap Index Equity Fund, and is not affiliated in any way with the All Cap Index Equity Fund.

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

Portfolio Turnover. Ordinarily, an index fund trades securities only to reflect changes in the index in which it invests, to reinvest proceeds from corporate actions, dividends and interest payments or to accommodate cash flows into and out of the Fund. Portfolio turnover of the All Cap Index Equity Fund was 3% for the twelve months ended December 31, 2012 and 4% for the twelve months ended December 31, 2011. This turnover reflects purchases and sales by the Fund of shares of the SSgA Russell All Cap® Index Non-Lending Fund and the SSgA Russell All Cap® Index Securities Lending Series Fund, the collective investment funds through which the Fund invested during these periods or various portions thereof, rather than the turnover of the underlying portfolio of the collective investment funds. The portfolio turnover for the SSgA Russell All Cap® Index Non-Lending Series Fund and the SSgA Russell All Cap® Index Securities Lending Series Fund each was 4% for the twelve months ended December 31, 2012 and 4% for the twelve months ended December 31, 2011.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2012, State Street Bank had a total risk-based capital ratio of 19.1%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2012, State Street Bank and its affiliates on a consolidated basis had approximately $24.2 trillion of assets under custody and administration and had approximately $2.1 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

Strategy. The Mid Cap Index Equity Fund invests in securities of U.S. companies included in the S&P MidCap 400. The Mid Cap Index Equity Fund may also hold U.S. Government Obligations, short-term fixed income securities, equity index futures, exchange-traded funds and other similar derivative instruments as deemed appropriate by State Street Bank. The Mid Cap Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged S&P MidCap 400 stock index futures contracts. The S&P MidCap 400 includes 400 companies and represented approximately 7% of the U.S. equity market based on market capitalization. As of December 31, 2012, the largest company in the S&P MidCap 400 had a market capitalization of approximately $4.4 billion and the smallest such company had a market capitalization of approximately $1 billion. The S&P MidCap 400 is reconstituted on a periodic basis by the sponsor of the Index. Standard & Poor’s Financial Services LLC, which sponsors the S&P MidCap 400®, does not sponsor the Mid Cap Index Equity Fund, and is not affiliated in any way with the Mid Cap Index Equity Fund.

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

Portfolio turnover of the Mid Cap Index Equity Fund was 14% for the twelve months ended December 31, 2012 and 22% for the twelve months ended December 31, 2011. This turnover reflects purchases and sales by the Fund of shares of the SSgA S&P MidCap® Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA S&P MidCap® Index Non-Lending Series Fund was 14% for the twelve months ended December 31, 2012 and 19% for the twelve months ended December 31, 2011.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2012, State Street Bank had a total risk-based capital ratio of 19.1%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2012, State Street Bank and its affiliates on a consolidated basis had approximately $24.2 trillion of assets under custody and administration and had approximately $2.1 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

Portfolio turnover of the Small Cap Index Equity Fund was 23% for the twelve months ended December 31, 2012 and 32% for the twelve months ended December 31, 2011. This turnover reflects purchases and sales by the Fund of shares of the SSgA Russell Small Cap Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA Russell Small Cap Index Non-Lending Series Fund was 16% for the twelve months ended December 31, 2012 and 15% for the twelve months ended December 31, 2011.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2012, State Street Bank had a total risk-based capital ratio of 19.1%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2012, State Street Bank and its affiliates on a consolidated basis had approximately $24.2 trillion of assets under custody and administration and had approximately $2.1 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

Strategy. The International Index Equity Fund invests in securities of foreign companies included in the MSCI ACWI ex-US Index. The International Index Equity Fund may invest in securities in country or regional collective investment funds maintained by State Street Bank which together are designed to replicate the investment performance of the MSCI ACWI ex-US Index. These country and regional funds seek to replicate their respective sub-indexes by owning securities in approximately the same capitalization weights as they appear in their respective sub-indexes. In markets that contain liquid securities and few foreign ownership restrictions, the International Index Equity Fund seeks to hold every security in its approximate index weight. In emerging markets that impose significant restrictions on non-local investors, the International Index Equity Fund seeks to supplement investment in local securities by holding alternatives such as ADRs, Global Depository Receipts, which we refer to as GDRs, closed-end country funds, and equity swaps. The International Index Equity Fund, in addition to its equity investments, also maintains a position of generally less than 5% in unleveraged futures contracts. The MSCI ACWI ex-US Index consists of approximately 1,830 securities in 44 markets, with securities of emerging markets representing approximately 24% of the Index. The MSCI ACWI ex-US Index is reconstituted on a periodic basis by the sponsor of the Index. MSCI Inc., which sponsors the MSCI ACWI ex-US Index, does not sponsor the International Index Equity Fund, and is not affiliated in any way with the International Index Equity Fund.

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

Portfolio turnover of the International Index Equity Fund was 8% for the twelve months ended December 31, 2012 and 10% for the twelve months ended December 31, 2011. This turnover reflects purchases and sales by the Fund of shares of the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the collective investment fund through which the Fund invests, rather than the turnover of the underlying portfolio of the collective investment fund. The portfolio turnover for the SSgA Global Equity ex U.S. Index Non-Lending Series Fund was 9% for the twelve months ended December 31, 2012 and 3% for the fiscal year ended December 31, 2011.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2012, State Street Bank had a total risk-based capital ratio of 19.1%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2012, State Street Bank and its affiliates on a consolidated basis had approximately $24.2 trillion of assets under custody and administration and had approximately $2.1 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

Transfer Restrictions. The International Index Equity Fund maintains a transfer policy that restricts an Investor’s ability to make more than one transfer into the International Index Equity Fund within any 45 calendar day period. There is no restriction on an Investor’s ability to make transfers out of the Fund on any Business Day. Northern Trust Investments has adopted this policy for the International Index Equity Fund to prevent disruptions to the International Index Equity Fund that could potentially affect the investment performance of the International Index Equity Fund. For more information regarding this policy, see “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

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

Strategy. The Fund invests in a diversified portfolio of primarily Treasury Inflation Protected Securities, which we refer to as U.S. TIPS, futures contracts on physical commodities and real estate investment trusts, which we refer to as REITs, with the objective of achieving a total return in excess of inflation as measured by the Core CPI (which excludes food and energy).

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

The TIPS NL Fund seeks to match the total rate of return of the Barclays Capital U.S. Treasury Inflation Protected Securities Index by investing in a portfolio of U.S. Treasury inflation protected securities. It is managed duration neutral to the Barclays Capital U.S. Treasury Inflation Protected Securities Index. Overall sector and security weightings are also managed to match the Barclays Capital U.S. Treasury Inflation Protected Securities Index.

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

Investment Guidelines and Restrictions. The Real Asset Return Fund invests in varying degrees, as described above, in U.S. TIPS, futures contracts on physical commodities and REITs. However, the Real Asset Return Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may be used to invest uncommitted cash balances or to maintain liquidity to provide for investor redemptions.

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

Portfolio turnover of the Real Asset Return Fund was 18% for the twelve months ended December 31, 2012 and 43% for the twelve months ended December 31, 2011. This turnover reflects purchases and sales by the Fund of shares of the REIT Index NL Fund, the TIPS NL Fund and the Commodity Index NL Fund, the collective investment funds through which the Fund invests, rather than the turnover of the underlying portfolio of such collective investment funds. The portfolio turnover for the REIT Index NL Fund was 18% for the twelve months ended December 31, 2012 and 25% for the twelve months ended December 31, 2011. The portfolio turnover for the TIPS NL Fund and the Commodity Index NL Fund was 21% and 43%, respectively, for the twelve months ended December 31, 2012 and 31% and 18%, respectively, for the twelve months ended December 31, 2011. The portfolio turnover of the Commodity Index NL Fund is calculated from net flows divided by portfolio assets.

Investment Advisor. The Fund’s assets are allocated to REITs, U.S. TIPS and futures contracts on physical commodities in percentages to be determined by Northern Trust Investments. Income and gains attributable to the assets allocated to each asset class remain allocated to that portion unless and until re-allocated, and any differences in relative investment performance of the underlying funds in which the Fund invests corresponding to each asset class can change the percentage of total assets of the Fund comprising each portion.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2012, State Street Bank had a total risk-based capital ratio of 19.1%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2012, State Street Bank and its affiliates on a consolidated basis had approximately $24.2 trillion of assets under custody and administration and had approximately $2.1 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

ALTERNATIVE ALPHA FUND

Investment Objective. The Collective Trust established the Alternative Alpha Fund as an investment option on or about January 17, 2012. The investment objective of the Alternative Alpha Fund is to provide long-term total returns in excess of the yield on cash-equivalent investments. There can be no assurance that the Alternative Alpha Fund will achieve its investment objective.

Strategy. The Alternative Alpha Fund seeks to efficiently deliver exposure to a broad set of liquid asset classes by investing in a diversified portfolio of securities and instruments. These include Treasury Inflation Protected Securities, which we refer to as U.S. TIPS, other fixed-income securities, and a wide-array of the major liquid asset classes, including global developed and emerging market equities, global nominal and inflation linked-government bonds, emerging market bonds, mortgage-backed securities, corporate and sovereign debt, the credit spreads of mortgage backed securities, developed and emerging market currencies, commodities and derivatives with the objective of providing long-term total returns in excess of the yield on cash-equivalent investments.

Exposure to asset classes is obtained by investing indirectly in commingled investment vehicles managed by the Fund’s Investment Advisors. The investment strategies used by the Investment Advisors are non-traditional, and include the use of derivatives, leverage, hedging and short selling. These strategies have certain non-traditional risks which can expose the Fund to losses. See “—Risk Factors” below.

The commingled investment vehicles in which the Alternative Alpha Fund invests are comprised of the following:

•

the Wellington Trust Real Total Return Portfolio, which forms a part of the Wellington Trust Company, N.A. Multiple Collective Investment Funds Trust II, a collective investment trust maintained by Wellington Trust Company, N.A., and

•	the AQR Risk Parity Fund, a series of AQR Funds, a mutual fund managed by AQR Capital Management, LLC.

Allocations of the commingled investment vehicles in which the Alternative Alpha Fund invests are readjusted by Northern Trust Investments on a regular basis to maintain the appropriate asset mix. Assets in the Alternative Alpha Fund are currently allocated in accordance with the following target allocations:

Target Allocation
Wellington Trust Real Total Return Portfolio	60%
AQR Risk Parity Fund	40%

When determining the allocations and reallocations to the underlying commingled vehicles, Northern Trust Investments considers a variety of factors, including but not limited to historical performance and characteristics of classes of allocated assets, volatility, liquidity, and overall risk profile.

Wellington Trust Real Total Return Portfolio. The investment objective of the Wellington Trust Real Total Return Portfolio is to provide long-term total return in excess of the Barclays Capital U.S. TIPS 1-10 Year Index. The Wellington Trust Real Total Return Portfolio seeks to achieve its investment objective through a combination of inflation-sensitive market exposures, relative value (absolute return) strategies and risk management, while also seeking a limited correlation to the equity markets. The Wellington Trust Real Total Return Portfolio’s inflation-sensitive market exposures are generally acquired through U.S. TIPS; however, the portfolio has latitude to pursue other inflation-sensitive market exposures. In addition, the Wellington Trust Real Total Return Portfolio utilizes relative-value strategies to seek incremental real return, and may utilize portfolio hedges in an effort to reduce portfolio risk.

The Wellington Trust Real Total Return Portfolio obtains TIPS exposure synthetically through the forward market and at times via cash securities or other derivative instruments. In addition to managing the duration and curve exposure of the TIPS exposures, the portfolio may seek to generate total return through opportunistic, non-benchmark investments in inflation-linked securities, nominal bonds, currencies, cash, and other asset classes.

Duration is not specifically targeted and the average duration of the Wellington Trust Real Total Return Portfolio is determined by the underlying securities and investment approaches. Duration positions may be assumed in individual countries or sectors, and there is no limit on the duration of individual holdings. The average quality of the Wellington Trust Real Total Return Portfolio is determined by the average quality of the underlying investment approaches, which may hold both investment grade and non-investment grade securities. Investments are drawn from the broad credit spectrum, including instruments rated below investment grade. There is no minimum credit rating for holdings of individual securities or currencies of the portfolio. The types of investments the portfolio may make are unconstrained.

With respect to relative value (absolute return) strategies of the Wellington Trust Real Total Return Portfolio, while primarily invested in fixed-income securities, these strategies may also invest in other asset classes. For instance, the portfolio may be invested in commodities, equity securities or currencies. The net investment in any one of these other asset classes generally will not exceed 15% of the portfolio and generally collectively will not exceed 30% of the portfolio.

The Wellington Trust Real Total Return Portfolio is expected to use derivatives in pursuit of its objectives. The Wellington Trust Real Total Return Portfolio’s gross investment exposure, defined as the market exposure associated with the sum of all long positions plus the market exposure associated with the absolute value of the sum of all short positions, is expected to be substantially higher than 100%.

In pursuit of its objective to exceed the return of the Barclays Capital U.S. TIPS 1-10 Year Index over the long-term, the portfolio typically takes significant risk positions that deviate from the benchmark. The level and variability of its returns may differ significantly from those of the benchmark. In general, the portfolio is likely to provide a variability of return greater than that of the benchmark, and there is a risk of negative returns.

The Wellington Trust Real Total Return Portfolio also regularly assesses and seeks to manage risk within a return-contribution-to-risk framework and seeks to create a portfolio with a balance of risk across investments. The portfolio is monitored and stress-tested against multiple factors, including equity markets performance. In an effort to reduce risk, hedges may be utilized in the portfolio based on the investment outlook of the Investment Advisor. There can be no guarantee that the Wellington Trust Real Total Return Portfolio’s efforts to mitigate risk will be successful, and there is no assurance the portfolio will achieve its investment objective or attain any particular investment results. Neither the Wellington Trust Real Total Return Portfolio nor its units are registered with the Securities and Exchange Commission under the Securities Act of 1933.

AQR Risk Parity Fund. The investment objective of the AQR Risk Parity Fund is total return consisting of capital appreciation and income through allocation of assets among major liquid asset classes (including global developed and emerging market equities, global nominal and inflation-linked government bonds, emerging market bonds, mortgage-backed securities, corporate and sovereign debt, the credit spreads of mortgage-backed securities, developed and emerging market currencies, and commodities). The AQR Risk Parity Fund intends to gain exposure to these asset classes by investing in a portfolio of many different types of instruments, including, but not limited to, equity securities (such as common stock, preferred stocks and convertible securities), equity futures, currency forwards, commodity futures, swaps on commodity futures, bond futures, swaps on bond futures, interest rate swaps, credit default swaps, credit default index swaps, inflation swaps, corporate and government bonds, including inflation-protected government bonds, cash and cash equivalents either by investing directly in those instruments, or indirectly by investing in other investment vehicles that invest in these instruments. The AQR Risk Parity Fund will generally have some level of investment in the majority of asset classes and instruments (which includes over 60 exposures globally) but there is no stated limit on the percentage of assets the AQR Risk Parity Fund can invest in a particular instrument or the percentage of assets it will allocate to any one asset class. At times, the AQR Risk Parity Fund may focus on a small number of investment instruments or asset classes. The allocation among the different asset classes is based on the Investment Advisor’s assessment of the risk associated with the asset class, the investment opportunity presented by each asset class, as well as the Investment Advisor’s assessment of prevailing market conditions within the asset classes in the U.S. and abroad.

In allocating assets among asset classes, the Investment Advisor follows a “risk parity” approach. This approach to asset allocation seeks to balance the allocation of risk across asset classes (as measured by forecasted volatility, estimated potential loss, and other proprietary measures) when building the portfolio. Lower-risk asset classes (such as global fixed income and inflation-linked government bonds) will generally have higher notional allocations than higher-risk asset classes (such as global developed and emerging market equities). A “neutral” asset allocation targets an equal risk allocation from each of the following four major risk sources: equity risk, fixed income risk, inflation risk and credit risk. The Investment Advisor expects to tactically vary the AQR Risk Parity Fund’s allocation to the various asset classes depending on market conditions, which can cause the fund to deviate from a “neutral” position. The desired overall risk level of the AQR Risk Parity Fund may be increased or decreased by the Investment Advisor. There can be no assurance that employing a “risk parity” approach will achieve any particular level of return or will, in fact, reduce volatility or potential loss.

AQR Capital Management will vary the AQR Risk Parity Fund’s exposures to asset classes based on its evaluation of investment opportunities within and across asset classes. AQR Capital Management will use proprietary volatility forecasting and portfolio construction methodologies to manage the AQR Risk Parity Fund. Shifts in allocations among assets classes or instruments will be determined using models based on AQR Capital Management’s general value and momentum investment philosophy.

The AQR Risk Parity Fund intends to invest up to 25% of its total assets in a wholly-owned and controlled subsidiary of the AQR Risk Parity Fund, organized under the laws of the Cayman Islands as an exempted company, which we refer to as the AQR Subsidiary. Generally, the AQR Subsidiary will invest primarily in commodity futures and swaps on commodity futures but it may also invest in financial futures, option and swap contracts, fixed income securities, pooled investment vehicles and other investments intended to serve as margin or collateral for the AQR Subsidiary’s derivative positions. The AQR Risk Parity Fund will invest in the AQR Subsidiary in order to gain exposure to the commodities markets within the limitations of the federal tax laws, rules and regulations that apply to registered investment companies. Unlike the AQR Risk Parity Fund, the AQR Subsidiary may invest without limitation in commodity-linked derivatives. In addition, to the extent applicable to the investment activities of the AQR Subsidiary, the AQR Subsidiary will be subject to the same fundamental investment restrictions and will follow the same compliance policies and procedures as the AQR Risk Parity Fund.

Investment Guidelines and Restrictions. The Alternative Alpha Fund may invest in a diversified portfolio of major liquid asset classes, as noted above. The Fund, in addition to investing in virtually any asset class, may engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, swaps on futures, CMO and other derivative mortgage-backed securities and other investments as deemed appropriate. Exposure to these asset classes and instruments is generally obtained by investing indirectly in commingled vehicles managed by Investment Advisors.

The Alternative Alpha Fund may, indirectly through its investments in its underlying commingled investment funds, invest in equity securities (such as listed and unlisted common stock, preferred stocks and convertible securities); equity futures, currency forwards, commodity futures, swaps on commodity futures, bond futures, swaps on bond futures, interest rate swaps, credit default swaps, credit default index swaps, inflation swaps, cash corporate and government bonds, including inflation protected government bonds, cash and cash equivalents, money market fund shares, sovereign, agency, supranational, mortgage-backed, “to-be-announced” securities, corporate and asset-backed securities, bank loans, convertible bonds, depository receipts (including ADRs and GDRs) and derivatives as the Investment Advisors deem appropriate under the circumstances.

The Alternative Alpha Fund’s use of futures contracts, forward contracts, swaps and certain other instruments will have the economic effect of financial leverage. Financial leverage magnifies exposure to the swings in prices of an asset class underling an instrument and results in increased volatility, which means the Fund will have the potential for greater gains, as well as the potential for greater losses, than if it did not use instruments that have a leveraging effect. Leveraging tends to magnify, sometimes significantly, the effect of any increase or decrease in the Fund’s exposure to an asset class and may cause the Fund’s net asset value to be volatile. There is no assurance that the Fund’s use of instruments providing enhanced exposure will enable it to achieve its investment objective.

A significant portion of the assets of the Fund may be invested directly or indirectly in money market instruments, which may include, but are not be limited to, U.S. government securities, U.S. government agency securities, short-term fixed income securities, overnight and/or fixed term repurchase agreements, money market mutual fund shares, and cash and cash equivalents with one year or less term to maturity. The Fund may also enter into reverse repurchase agreements, which may also create leverage.

The Alternative Alpha Fund has no geographic limits on where its investments may be located or where its assets may be exposed. The Fund may have exposure to emerging markets, fixed income securities of U.S. and non-U.S. issuers of any credit quality, including securities that are unrated or are rated in the lowest credit rating categories. There is no percentage limit on the Fund’s exposure to below investment-grade fixed income securities, including emerging markets fixed-income securities, or to small less-liquid equity securities. The Fund may have exposure to equity securities of companies of any market capitalization. The Fund may have exposure in long and short positions across all of the asset classes; however, the portion of the Alternative Alpha Fund invested in the Wellington Trust Real Total Return Portfolio may not hold short positions in equity securities of individual companies. For the portion of the Alternative Alpha Fund invested in the AQR Risk Parity Fund, there is no maximum or minimum exposure to any one investment instrument or any one asset class.

The Alternative Alpha Fund may invest temporarily and without limitation for defensive purposes in short-term fixed-income securities. These securities may also be used to invest uncommitted cash balances or to maintain liquidity to provide for investor redemptions.

Risk Factors. New Fund Risk. The operations of the Alternative Alpha Fund commenced on January 17, 2012. The Fund thus has limited operating history, and investors in the Alternative Alpha Fund bear the risk that the investment strategy of the Alternative Alpha Fund may not be successful, which could result in losses to value.

Interest Rate Risk Applicable to Investment in Fixed-Income Securities. The Alternative Alpha Fund, to the extent invested in longer-term fixed-income securities, is subject to the risks associated with investing in such instruments. Fixed-income securities such as bonds are issued to evidence loans that investors make to corporations and governments, either foreign or domestic. If prevailing interest rates fall, the market value of fixed-income securities that trade on a yield basis tends to rise. On the other hand, if prevailing interest rates rise, the market value of fixed-income securities generally will fall. In general, the shorter the maturity, the lower the yield but the greater the price stability. These factors may have an effect on the Unit price of the Alternative Alpha Fund. A change in the level of interest rates will tend to cause the net asset value per Unit of the Alternative Alpha Fund to change. If such interest rate changes are sustained over time, the yield of the Alternative Alpha Fund will fluctuate accordingly.

Risks of TIPS. The Alternative Alpha Fund is also subject to interest rate risk to the extent invested in TIPS. Generally, when interest rates rise, the value of inflation-indexed securities will fall, although not necessarily as significantly as other longer-term bonds. TIPS are also subject to deflation risk. Deflation risk is the possibility that prices throughout the economy decline over time—the opposite of inflation. If inflation is negative, the principal and income of an inflation-protected bond will decline and could result in losses. The greatest risk for the Alternative Alpha Fund investing in TIPS occurs when interest rates rise and inflation declines. The inflation protected securities markets are generally much smaller and less liquid than the nominal bonds from the same issuers and as such can suffer losses during times of economic stress or illiquidity.

Risks Associated with Short-Term Debt Instruments. For information and risk factors associated with investing in stable assets or cash-equivalent instruments, see “Stable Asset Return Fund—Risk Factors—Credit Risk.”

Mortgage-Backed Securities Risk. Mortgage-related and other mortgage-backed securities are subject to certain risks, including “extension risk” (i.e., in periods of rising interest rates, issuers may pay principal later than expected) and “prepayment risk” (i.e., in periods of declining interest rates, issuers may pay principal more quickly than expected, causing the Fund to reinvest proceeds at lower prevailing interest rates). Exposure to mortgage-backed securities offered by non-governmental issuers are subject to other risks as well, including failures of private insurers to meet their obligations and unexpectedly high rates of default on the mortgages backing the securities.

Sovereign Debt Risk. Investments of the Alternative Alpha Fund are subject to the risk that a governmental entity may delay or refuse to pay interest or repay principal on its sovereign debt, due, for example, to cash flow problems, insufficient foreign currency reserves, political considerations, the relative size of the governmental entity’s debt position in relation to the economy or the failure to put in place economic reforms required by the International Monetary Fund or other multilateral agencies. If a governmental entity defaults, it may ask for more time in which to pay or for further loans. There is no legal process for collecting sovereign debt that a government does not pay nor are there bankruptcy proceedings through which all or part of the sovereign debt that a governmental entity has not repaid may be collected.

U.S. Government Securities Risk. Treasury obligations may differ in their interest rates, maturities, times of issuance and other characteristics. Obligations of U.S. Government agencies and authorities are supported by varying degrees of credit but generally are not backed by the full faith and credit of the U.S. Government. No assurance can be given that the U.S. Government will provide financial support to its agencies and authorities if it is not obligated by law to do so. Certain of the government agency securities the Fund may purchase are backed only by the credit of the government agency and not by full faith and credit of the United States.

Equity Markets Risk. To the extent invested in the equity markets, the Alternative Alpha Fund is subject to a variety of market and financial risks. Common stocks, the most familiar type of equity security, represent an equity (ownership) interest in a corporation. Although common stocks and other equity securities have a history of long-term growth in value, their prices may fluctuate dramatically in the short term in response to changes in market conditions, interest rates and other company, political and economic developments. In addition, investments in small capitalization and mid-capitalization equity securities, involve special risks. For risk factors associated with investing in these securities, see “Small-Mid Cap Equity Fund—Risk Factors—Risk of Investing in Medium-Sized and Smaller Companies”. The Unit price of the Alternative Alpha Fund to the extent so invested in the equity markets will fluctuate, and the holders of Units in the Alternative Alpha Fund should be able to tolerate changes, sometimes sudden or substantial, in the value of their investment.

Risks Associated with Commodity Investments. For information and risk factors associated with investing in commodities, see Real Asset Return Fund—Risk Factors—Risks Associated with Commodity Investments.”

Risk of Investing in REITs. To the extent invested in REITs, the Alternative Alpha Fund will be subject to the risks associated with investing in these securities. See “Real Asset Return Fund—Risk Factors—Risks of Investing in REITs.”

Momentum Style Risk. Investing in securities with positive “momentum” entails investing in securities that have had above-average recent returns. These securities may be more volatile than a broad cross-section of securities. In addition, there may be periods when the “momentum” style is out of favor, and during which the investment performance of a portion of the Alternative Alpha Fund using a “momentum” strategy may suffer.

Investing in International Securities. The Fund invests in foreign securities, and may also invest in exchange traded funds or exchange traded notes. Like U.S. security investments, securities of foreign companies offer investors a way to build capital over time. Nevertheless, the long-term rise of foreign security prices as a group has been punctuated by periodic declines. Share prices of all companies, even the best managed and most profitable, whether U.S. or foreign, are subject to market risk, which means they can fluctuate widely. The volatility of emerging markets may be heightened by actions of a few major investors. For example, substantial increases or decreases in cash flows of mutual funds investing in these markets could significantly affect stock prices and, therefore, the Fund’s Unit price. For this reason, investors in foreign stocks should have a long-term investment horizon and be willing to wait out declining markets.

The values of foreign fixed-income securities fluctuate in response to changes in U.S. and foreign interest rates. Income received by the Alternative Alpha Fund from sources within foreign countries may also be reduced by withholding and other taxes imposed by those countries, although tax conventions between some countries and the United States may reduce or eliminate these taxes. Any taxes paid by the Alternative Alpha Fund will reduce the net income earned by the Fund.

In addition, short-term movements in currency exchange rates could adversely impact the availability of funds to pay for redemptions of Units of the Alternative Alpha Fund. For example, if the exchange rate for a currency declines after a security has been sold to provide funds for a redemption from the Fund but before those funds are translated into U.S. dollars, it could be necessary to liquidate additional Fund investments in order to finance the redemption.

Risks of Investment in Derivative Instruments. The Alternative Alpha Fund is subject to the risks associated with the use of derivatives. See “Derivative Instruments.”

Credit Default Swap Agreements Risk. The Alternative Alpha Fund intends to enter into credit default swap agreements, credit default index swap agreements and similar agreements as a protection “seller” in order to gain exposure to the credit risk of U.S. and non-U.S. fixed income securities and sovereign debt, as well as mortgage-backed securities. The Fund may also be a “buyer” of credit protection. Credit default swap agreements involve special risks because they may be difficult to value, are highly susceptible to liquidity and credit risk, and generally pay a return to the party that has paid the premium only in the event of an actual default by the issuer of the underlying obligation (as opposed to a credit downgrade or other indication of financial difficulty).

Leverage Risk. As part of the Alternative Alpha Fund’s investment strategy, the Fund will make investments in futures contracts, forward currency contracts and other derivative instruments. The futures contracts and certain other derivatives provide the economic effect of financial leverage by creating additional investment exposure, as well as the potential for greater loss. If the Alternative Alpha Fund indirectly uses leverage through activities such as borrowing, entering into short sales, purchasing securities on margin or on a “when-issued” basis or purchasing derivative instruments in an effort to increase its returns, the Fund has the risk of magnified capital losses that occur when losses affect an asset base, enlarged by borrowings or the creation of liabilities, that exceeds the net assets of the Fund. The Alternative Alpha Fund may employ leverage, which would cause the Fund to be more volatile and sensitive to market movements. Leverage may involve the creation of a liability that requires the Fund to pay interest.

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

Reverse Repurchase Agreements Risk. Reverse repurchase agreements involve the risk that the party with whom the Fund has entered into the agreement will default on its obligations to the Fund and the risk that the Fund will not be able to meet its obligations to the other party to the agreement. The Fund could lose money if it is unable to recover the securities and the value of the collateral held by the Fund, including the value of the investments made with cash collateral, is less than the value of securities. These events could also trigger adverse tax consequences to the Fund. Furthermore, reverse repurchase agreements involve the risks that (i) the interest income earned in the investment of the proceeds will be less than the interest expense, (ii) the market value of the securities retained in lieu of sale by the Fund may decline below the price of the securities the Fund has sold but is obligated to repurchase, and (iii) the market value of the securities sold will decline below the price at which the Fund is required to repurchase them. In addition, the use of reverse repurchase agreements may be regarded as leveraging.

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

High Portfolio Turnover Risk. In investing on a shorter-term basis, the Alternative Alpha Fund may trade more frequently and incur higher levels of brokerage fees and commissions.

Investment in Other Investment Vehicles Risk. As with other investments, investments in other investment vehicles, including mutual funds, are subject to market and selection risk. In addition, in connection with the Alternative Alpha Fund acquiring shares of other investment vehicles, investors in the Fund will bear both their proportionate share of expenses in the Fund and, indirectly, the expenses of the investment vehicles (including management and advisory fees).

Model and Data Risk. The Investment Advisors of the Alternative Alpha Fund may rely on quantitative models (both proprietary models and those supplied by third parties) and information and data supplied by third parties. Models and data are used to construct sets of transactions and investments, to provide risk management insights, and to assist in hedging the Fund’s investments.

When models and data prove to be incorrect or incomplete, any decisions made in reliance thereon expose the Fund to potential risks. Similarly, any hedging based on faulty models and data may prove to be unsuccessful. Some of the models used by for the Fund may be predictive in nature. The use of predictive models has inherent risks. Because predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data.

All models rely on correct market data inputs. If incorrect market data is entered into even a well-founded model, the resulting information will be incorrect. However, even if market data is input correctly, “model prices” will often differ substantially from market prices, especially for securities with complex characteristics, such as derivative securities.

Volatility Risk. The Alternative Alpha Fund may have investments that appreciate or decrease significantly in value over short periods of time. This may cause the Fund’s net asset value per share to experience significant appreciations or decreases in value over short periods of time.

Emerging Markets Risk. The Fund may invest in emerging markets. Political and economic structures in many emerging markets countries may be undergoing significant evolution and rapid development, and such countries may lack the social, political and economic stability characteristic of more developed countries. Governments in many emerging markets countries participate to a significant degree in the countries’ economies and securities markets. As a result, the risks of investing in the securities of foreign companies generally, including the risks of nationalization or expropriation, may be heightened. The small size and inexperience of the securities markets, and a more limited volume of trading in securities, in certain of these countries may also make the Fund’s investments in securities of companies located in such countries illiquid and more volatile than investments in more developed countries, and the Fund may be required to establish special custody or other arrangements before making certain investments in these countries. There may be little financial or accounting information available with respect to companies located in certain of such countries, and it may be difficult as a result to assess the value or prospects of an investment in such companies. Emerging markets often have provided significantly higher or lower rates of return than developed markets, and significantly greater risks to investors.

Event Risk. The Fund may use strategies which seek to take advantage of price discrepancies between two highly correlated assets. The success of the strategies depends on the prices of those two similar securities to converge, thus eliminating the price discrepancy. These trading strategies are subject to event risk such that an unlikely “event” occurs which causes the value of the two securities to diverge, rather than converge as expected, thus incurring losses to the Fund. These events most likely occur during periods of significant financial stress.

Short Sale Risk. The Fund may enter into a short sale by selling a security it has borrowed (typically from a broker or other institution). If the market price of a security increases after the Fund borrows the security, the Fund will suffer a (potentially unlimited) loss when it replaces the borrowed security at the higher price. In certain cases, purchasing a security to cover a short position can itself cause the price of the security to rise further, thereby exacerbating the loss. In addition, the Fund may not always be able to borrow the security at a particular time or at an acceptable price. Before the Fund replaces a borrowed security, it is required to designate on its books cash or liquid assets as collateral to cover the Fund’s short position, marking the collateral to market daily. The obligation limits the Fund’s investment flexibility, as well as its ability to meet redemption requests or other current obligations. The Fund may also take a short position in a derivative instrument, such as a future, forward or swap. A short position on a derivative instrument involves the risk of a theoretically unlimited increase in the value of the underlying instrument (translating to a corresponding loss for the Fund). Short sales also involve transaction and other costs that will reduce potential Fund gains and increase potential Fund losses.

Credit Risk. Credit risk refers to the possibility that the issuer of a security will not be able to make principal and interest payments when due. Changes in an issuer’s credit rating or the market’s perception of an issuer’s creditworthiness may also affect the value of the Fund’s investment in that issuer. The degree of credit risk depends on both the financial condition of the issuer and the terms of the obligation. Securities rated in the four highest categories by the nationally-recognized credit rating agencies are considered investment grade, but they may also have some speculative characteristics, meaning that they carry more risk than higher rated securities and may have problem making principal and interest payments in difficult economic climates. Investment grade ratings do not guarantee that bonds will not lose value.

TBA Commitments. The Alternative Alpha Fund may enter into TBA commitments to purchase securities for a fixed unit price at a future date beyond customary settlement time. Although the unit price for the security that is the subject of TBA commitments has been established at the time of commitment, the principal amount has not been finalized. However, the amount of the TBA commitment will not fluctuate more than 1.0% from the principal amount. The Alternative Alpha Fund holds, and maintains until the settlement date, cash or liquid securities in an amount sufficient to meet the purchase price. TBA commitments may be considered securities in themselves, and involve a risk of loss if the value of the security to be purchased declines prior to the settlement date, and such risk is in addition to the risk of decline in the value of the Alternative Alpha Fund’s other assets. Risks may also arise upon entering into these contracts from the potential inability of counterparties to meet the terms of their contracts. During the period prior to settlement, the Alternative Alpha Fund will not be entitled to accrue interest or receive principal payments. Unsettled TBA commitments are valued at the current market value of the underlying securities. The Alternative Alpha Fund may dispose of a commitment prior to settlement if the Alternative Alpha Fund’s Investment Advisors deem it appropriate to do so. Upon settlement date, the Alternative Alpha Fund may take delivery of the securities or defer the delivery to the next month. The Alternative Alpha Fund may also purchase or sell securities on a when-issued or delayed delivery basis. For information regarding risks involved in these activities, see “Stable Asset Return Fund—Risk Factors—‘When-Issued’ Securities.”

Liquidity Risk. If the Fund invests in illiquid investments, it may experience difficulty in selling the investments in a timely manner at the price that it believes the investments are worth. In times of financial market stress, investments which are typically liquid may become highly illiquid, making it more difficult for the Fund to transact in these instruments. In addition, market conditions may cause the Fund to experience temporary mark-to-market losses, especially in less liquid positions, even in absence of any selling of investments by the Fund.

AQR Subsidiary Risk. The AQR Subsidiary in which the AQR Risk Parity Fund invests is organized under the laws of the Cayman Islands. Changes in the laws of the United States and/or the Cayman Islands could result in the inability of the AQR Subsidiary to operate as described above and could adversely affect the AQR Risk Parity Fund and the Alternative Alpha Fund.

Value Style Risk. AQR Capital Management follows a “value” style of investing with respect to the AQR Risk Parity Fund. Investing in “value” stocks presents the risk that the stocks may never reach what the Investment Advisor believes are their full market values, either because the market fails to recognize what the Investment Advisor considers to be the companies’ true business values or because the Investment Advisor misjudged those values. In addition, value stocks may fall out of favor with investors and underperform growth stocks during given periods.

Restrictions on Transfers into the Fund. Contributions directly into the Fund are not permitted. Participants may only make transfers into the Alternative Alpha Fund from investments allocated to other Funds established under the Collective Trust. Transfers into the Alternative Alpha Fund by or on behalf of a Participant may not cause the aggregate unit value of the investment in the Alternative Alpha Fund to exceed 15% of the aggregate unit value of all such Participant investments in the Funds and the Balanced Fund at the time of transfer. See “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred directly or indirectly by the Alternative Alpha Fund, such as brokerage commissions, increase, which may adversely affect the Fund’s performance. Portfolio turnover depends on the types and proportions of the Fund’s assets and may change frequently in accordance with market conditions. The portfolio turnover rate for the commingled investment vehicles in which the Fund invests may be higher than the rates for more traditional investment vehicles. Each of the Investment Advisors to such underlying vehicles will determine to buy or sell securities independently from other Investment Advisors. Thus, one such Investment Advisor may be selling a security when another Investment Advisor is purchasing that same security. The Investment Advisors will not consider portfolio turnover a limiting factor in making investment decisions. A high portfolio turnover rate (100% of more) is likely to involve higher brokerage commissions and other transaction costs, which could reduce return. The portfolio turnover rate of the Alternative Alpha Fund will reflect purchases and sales by the Fund of shares of the Wellington Trust Real Total Return Portfolio and the AQR Risk Parity Fund through which the Fund invests its assets, rather than the portfolio turnover rate of the underlying investment vehicles. The portfolio turnover rate for the Wellington Trust Real Total Return Portfolio was 2069% for the portfolio’s fiscal year ended April 30, 2012. The portfolio turnover rate for the AQR Risk Parity Fund was 72% for the twelve months ended December 31, 2012. In accordance with industry practice, derivative instruments and instruments with a maturity of one year or less at the time of acquisition are excluded from the calculation of the portfolio turnover rate for the portion of the Alternative Alpha Fund that is invested in the AQR Risk Parity Fund. If these instruments were included in the calculation, such fund would have a higher portfolio turnover rate.

Investment Advisor. The Alternative Alpha Fund’s assets are expected to be invested indirectly through allocation to the commingled investment vehicles managed by different Investment Advisors in percentages to be determined at the discretion of Northern Trust Investments. Income and gains attributable to the assets allocated to the commingled investment vehicle of each Investment Advisor to the Fund remain allocated to that vehicle unless and until reallocated by Northern Trust Investments, and any differences in relative investment performance of the investment vehicles can change the percentage of total assets of the Fund comprising each portion of the Fund.

Northern Trust Investments allocates contributions and transfers to, and withdrawals and transfers from, the Fund between the commingled investment vehicles of each of the Investment Advisors in a manner intended to achieve the targeted allocations of the Fund’s assets. Northern Trust Investments may, in the future and at its discretion, invest in other commingled investment vehicles or employ other Investment Advisors with respect to the Alternative Alpha Fund or portions thereof.

Wellington Trust Company, N.A., which we refer to as Wellington Trust, located at 280 Congress Street, Boston, Massachusetts 02210, is a national banking association whose business is to provide investment management, trust and other fiduciary services. Wellington Trust has retained Wellington Management Company, LLP (“Wellington Management”), the parent company of Wellington Trust, to provide day-to-day investment management and related services to the Wellington Trust Real Total Return Portfolio. Wellington Management is a Massachusetts limited liability partnership and an investment counseling firm that provides investment services to investment companies, employee benefit plans, endowments, foundations, and other institutions. As of December 31, 2012, Wellington Management had approximately $758 billion in assets under management.

AQR Capital Management, LLC, which we refer to as AQR Capital Management or AQR, located at Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830, is a Delaware limited liability company formed in 1998. AQR Capital Management is a wholly-owned subsidiary of AQR Capital Management Holdings, LLC (“AQR Holdings”), which has no activities other than holding the interests of AQR Capital Management. AQR Holdings is a subsidiary of AQR Capital Management Group, L.P. (“AQR LP”) which has no activities other than holding the interests of AQR Holdings. Clifford S. Asness, Ph.D. may be deemed to control AQR Capital Management indirectly through his significant ownership interest in AQR LP. AQR Capital Management provides discretionary investment management services to mutual funds, collective investment vehicles, including unregistered investment companies relying on either Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act of 1940, private investment partnerships, foreign investment companies and separately managed accounts. AQR Capital

Management focuses on providing quantitative investment analysis, which relies on its proprietary models, utilizing a set of valuation, momentum and other factors to generate views of securities and apply them in a disciplined and systematic process. As of December 31, 2012, AQR Capital Management and its affiliates on a consolidated basis had approximately $71.2 billion of assets under management.

RETIREMENT DATE FUNDS

Investment Objective. The Retirement Date Funds provide a series of diversified investment funds each of which is designed to correspond to a particular time horizon to retirement. The six Retirement Date Funds, designated as the Lifetime Income Retirement Date Fund, the 2010 Retirement Date Fund, the 2020 Retirement Date Fund, the 2030 Retirement Date Fund, the 2040 Retirement Date Fund and the 2050 Retirement Date Fund, respectively, offer six separate “target retirement date” strategies, each with its own asset mix. With the exception of the Lifetime Income Retirement Date Fund, which is designed for those currently well into retirement, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified target date for most conservative investment mix draws nearer. The Retirement Date Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most conservative investment mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error.

Each Retirement Date Fund has an investment strategy representing specific risk and reward characteristics that take into account the remaining time horizon to most conservative investment mix. The longer the time horizon to the year in which a Retirement Date Fund will reach its most conservative investment mix, the greater is the Retirement Date Fund’s current risk and potential reward profile. Each Retirement Date Fund reaches its most conservative investment mix five years after the target retirement date. The target retirement date for each Retirement Date Fund, other than the Lifetime Income Retirement Date Fund, is the year specified in the Fund’s name.

The Lifetime Income Retirement Date Fund seeks to avoid significant loss of principal for investors who are considerably beyond their retirement date and is comprised primarily of bonds and shorter-term high-quality debt instruments to provide stability and income (although such Fund also has significant target equity exposure). The 2010 Retirement Date Fund currently seeks to provide a mix of long-term capital appreciation and stability of principal for participants whose retirement date occurred in or around the year 2010. The 2020 Retirement Date Fund currently seeks to provide a mix of long-term capital appreciation and stability of principal for participants planning to retire in or around the year 2020. The 2030 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around the year 2030 and is comprised mainly of stocks for higher growth potential. The 2040 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around 2040 and is comprised mainly of stocks for significant growth potential. The 2050 Retirement Date Fund currently seeks to provide long-term capital appreciation for participants planning to retire in or around 2050 and is comprised mainly of stocks for significant growth potential. There can be no assurance that any Retirement Date Fund will achieve its investment objective. Furthermore, none of the Retirement Date Funds guarantees that participants will meet their income needs for retirement.

Strategy. The Retirement Date Funds generally seek to replicate the total return of respective composite benchmarks, in percentages determined from time to time with respect to each Retirement Date Fund. The Retirement Date Funds obtain exposure to various equity, fixed-income and other asset classes by investment in collective investment funds maintained by State Street Bank and Trust Company (“State Street Bank”) under its Investment Funds for Tax Exempt Retirement Plans, which in turn invest in various index and other collective investment funds maintained by State Street Bank. The benchmarks comprising the composites currently include the Barclays Capital U.S. Long Government

Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, the Standard & Poor’s 500 Index, the Morgan Stanley Capital International All Country World ex-USASM IMI Index the S&P MidCap 400 Index, the Russell 2000 Index and the FTSE EPRA/NAREIT Global Developed Liquid Index and are weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate. The Retirement Date Funds also seek to maintain a level of volatility (measured as standard deviation of returns) that approximates that of their respective composite benchmarks.

Exposure to equity, fixed-income and other asset classes is obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank. These funds include, in varying allocations for the respective Retirement Date Funds, some or all of the following collective investment funds maintained by State Street Bank:

•	SSgA U.S. Long Government/Bond Index Non-Lending Series Fund, which we refer to as the Long Government Bond Fund;

•	SSgA U.S. Bond Index Non-Lending Series Fund, which we refer to as the Bond Market Index Fund;

•	SSgA U.S. High Yield Bond Index Non-Lending Series Fund, which we refer to as the High Yield Bond Fund;

•	SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, which we refer to as the Short Government/Credit Bond Fund;

•	SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, which we refer to as the TIPS Fund;

•	SSgA S&P 500® Non-Lending Series Fund, which we refer to as the S&P 500 Index Fund;

•	SSgA Global Equity Ex-U.S. Index Non-Lending Series Fund, which we refer to as the MSCI ACWI ex-US IMI Index Fund;

•	SSgA Russell Small/Mid Cap® Index Non-Lending Series Fund, which we refer to as the Small/Mid Cap Index Fund;

•	SSgA Dow Jones-UBS Roll Select Commodity Index(SM) Non-Lending Series Fund, which we refer to as the Commodities Index Fund; and

•	SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund, which we refer to as the Real Estate Fund.

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

The S&P 500 Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the S&P 500 over the long term. The S&P 500 represents approximately 75% of the U.S. equity market based on the market capitalization of the companies in the S&P 500. As of December 31, 2012, the largest company in the S&P 500 had a market capitalization of approximately $500 billion and the smallest such company had a market capitalization of approximately $1.66 billion. The S&P 500 is reconstituted on a periodic basis by the sponsor of the Index. The Fund will typically invest in the securities included in the Index in the same proportions as they are represented in the Index.

The MSCI ACWI ex-US IMI Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance of the MSCI ACWI ex-US IMI Index over the long term. The MSCI ACWI ex-US IMI Index consists of approximately 6,030 securities in 44 markets, with securities of emerging markets representing approximately 24% of the Index. The MSCI ACWI ex-US IMI Index is reconstituted on a periodic basis by the sponsor of the Index. The fund will typically invest in the securities comprising the Index in the same proportions as they are represented in the Index.

The Small/Mid Cap Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the Russell Small-Cap Completeness Index over the long term. The Russell Small-Cap Completeness Index measures the performance of the Russell 3000 Index companies excluding S&P 500 constituents. The Russell Small-Cap Completeness Index is constructed to provide a comprehensive and unbiased barometer of the extended broad market beyond the S&P 500 exposure. The Index is completely reconstituted annually to ensure new and growing equities are reflected. As of December 31, 2012, the largest company in the S&P MidCap 400 had a market capitalization of approximately $4.4 billion and the smallest such company had a market capitalization of approximately $1 billion. The S&P MidCap 400 is reconstituted on a periodic basis by the sponsor of the Index. The fund will generally invest in the securities included in the Index in the same proportions as they are represented in the Index.

The Commodities Index Fund seeks an investment return that approximates as closely as practicable, before expenses, the performance record of the Dow Jones-UBS Roll Select Commodity Index over the long term. The Dow Jones-UBS Roll Select Commodity Index is a broadly diversified index of futures contracts on physical commodities. Unlike equities, which typically entitle the holder to a continuing stake in a corporation, commodity futures contracts normally specify a certain date for the delivery of the underlying physical commodity. In order to avoid the delivery process and maintain a long futures position, contracts reaching the delivery period must be sold and contracts that have not yet reached the delivery period must be purchased. This process is known as “rolling” a futures position.

The Commodities Index Fund may engage in transactions in derivatives, including, but not limited to, financial futures (including interest rate futures), swap contracts and foreign currency forwards, options and futures instruments, CMO and other derivative mortgage-backed securities or other investments as State Street Bank deems appropriate under the circumstances.

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

The Lifetime Income Retirement Date Fund invests in a combination of fixed-income securities, U.S. stocks, non-U.S. stocks, global real estate securities and, effective on or about June 29, 2012, commodities, and allocates its assets among these investments according to a fixed strategic asset allocation strategy. The Lifetime Income Retirement Date Fund is the most conservative strategy among the Retirement Date Funds. The Lifetime Income Retirement Date Fund is designed for investors who are past retirement age or otherwise are past initial withdrawal of their investments.

Effective on or about June 29, 2012, assets of the Lifetime Income Retirement Date Fund were allocated as follows for the remainder of 2012:

Fixed-Income		65.0%
Long Government Bond Fund	0.0%
Bond Market Index Fund	20.0
High Yield Bond Fund	7.0
Short Government/Credit Bond Fund	20.0
TIPS Fund	18.0

Equity		26.5%
S&P 500 Index Fund	17.0%
MSCI ACWI ex-US IMI Index Fund	6.2
S&P MidCap Index Fund	3.3

Other		8.5%
Real Estate Fund	5.0%
Commodities Index Fund	3.5%

The 2010 Retirement Date Fund currently invests in a combination of fixed-income securities, U.S. stocks, non-U.S. stocks, global real estate securities and, effective on or about June 29, 2012, commodities, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as quarterly, the 2010 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2015, the year that is five years after the 2010 target retirement date. Over time, the equity allocations decrease and the fixed-income allocations increase. By the year 2015, the 2010 Retirement Date Fund is currently expected to invest and remain invested in its most conservative mix of fixed-income, equity and real estate securities and commodities, on or about which time those assets will be transferred to the Lifetime Income Retirement Date Fund and the 2010 Retirement Date Fund will be terminated.

Effective on or about June 29 2012, assets of the 2010 Retirement Date Fund were allocated as follows for the remainder of 2012:

Fixed-Income		58.9%
Long Government Bond Fund	8.8%
Bond Market Index Fund	17.5
High Yield Bond Fund	6.9
Short Government/Credit Bond Fund	8.8
TIPS Fund	16.9

Equity		32.6%
S&P 500 Index Fund	21.0%
MSCI ACWI ex-US IMI Index Fund	8.0
S&P MidCap Index Fund	3.6

Other		8.5%
Real Estate Fund	5.0%
Commodities Index Fund	3.5%

The 2020 Retirement Date Fund currently invests in a combination of U.S. stocks, non-U.S. stocks, fixed-income securities, and, effective on or about June 29, 2012, commodities, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as quarterly, the 2020 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2025, the year that is five years after the 2020 target retirement date. Over time, the equity allocations decrease and the fixed-income and real estate securities allocations increase. By the year 2025, the 2020 Retirement Date Fund is currently expected to invest and remain invested in its most conservative mix of fixed-income, equity and real estate securities and commodities, on or about which time those assets will be transferred to the Lifetime Income Retirement Date Fund and the 2020 Retirement Date Fund will be terminated.

Effective on or about June 29, 2012, assets of the 2020 Retirement Date Fund were allocated as follows for the remainder of 2012:

Fixed-Income		34.3%
Long Government Bond Fund	20.0%
Bond Market Index Fund	4.8
High Yield Bond Fund	5.5
Short Government/Credit Bond Fund	0.0
TIPS Fund	4.0

Equity		61.0%
S&P 500 Index Fund	34.0%
MSCI ACWI ex-US IMI Index Fund	18.3
S&P MidCap Index Fund	8.7

Other		4.8%
Real Estate Fund	1.3%
Commodities Index Fund	3.5%

The 2030 Retirement Date Fund currently invests in a combination of U.S. stocks, non-U.S. stocks, fixed-income securities and, effective on or about June 29. 2012, commodities, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as quarterly, the 2030 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2035, the year that is five years after the 2030 target retirement date. Over time, the equity allocations decrease and the fixed-income and real estate securities allocations increase. By the year 2035, the 2030 Retirement Date Fund is currently expected to invest and remain invested in its most conservative mix of fixed-income, equity and real estate securities and commodities, on or about which time those assets will be transferred to the Lifetime Income Retirement Date Fund and the 2030 Retirement Date Fund will be terminated.

Effective on or about June 29, 2012, assets of the 2030 Retirement Date Fund were allocated as follows for the remainder of 2012:

Fixed-Income		19.5%
Long Government Bond Fund	19.5%
Bond Market Index Fund	0.0
High Yield Bond Fund	0.0

Short Government/Credit Bond Fund	0.0
TIPS Fund	0.0

Equity		77.0%
S&P 500 Index Fund	39.8%
MSCI ACWI ex-US IMI Index Fund	23.8
S&P MidCap Index Fund	13.5

Other		3.5%
Real Estate Fund	0.0%
Commodities Index Fund	3.5%

The 2040 Retirement Date Fund currently invests in a combination of U.S. stocks, non-U.S. stocks, fixed-income securities and, effective on or about June 29, 2012, commodities, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as quarterly, the 2040 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2045, the year that is five years after the 2040 target retirement date. Over time, the equity allocations decrease and the fixed-income and real estate securities allocations increase. By the year 2045, the 2040 Retirement Date Fund is currently expected to invest and remain invested in its most conservative mix of fixed-income, equity and real estate securities and commodities, on or about which time those assets will be transferred to the Lifetime Income Retirement Date Fund and the 2040 Retirement Date Fund will be terminated.

Effective on or about June 29, 2012, assets of the 2040 Retirement Date Fund were allocated as follows for the remainder of 2012:

Fixed-Income		10.0%
Long Government Bond Fund	10.0%
Bond Market Index Fund	0.0
High Yield Bond Fund	0.0
Short Government/Credit Bond Fund	0.0
TIPS Fund	0.0

Equity		86.5%
S&P 500 Index Fund	40.4%
MSCI ACWI ex-US IMI Index Fund	28.2
S&P MidCap Index Fund	17.9

Other		3.5%
Real Estate Fund	0.0%
Commodities Index Fund	3.5%

The 2050 Retirement Date Fund currently invests in a combination of U.S. stocks, non-U.S. stocks, fixed-income securities and, effective on or about June 29, 2012, commodities, and allocates its assets among these investments according to an asset allocation strategy that varies generally on a pre-determined basis. On a regular basis, as often as quarterly, the 2050 Retirement Date Fund automatically will be rebalanced to a more conservative strategy until 2055, the year that is five years after the 2050 target retirement date. Over time, the equity allocations decrease and the fixed-income and real estate securities allocations increase. By the year 2055, the 2050 Retirement Date Fund is currently expected to invest and remain invested in its most conservative mix of fixed-income, equity and real estate securities and commodities, on or about which time those assets will be transferred to the Lifetime Income Retirement Date Fund and the 2050 Retirement Date Fund will be terminated.

Effective on or about June 29, 2012, assets of the 2050 Retirement Date Fund allocated were as follows for the remainder of 2012:

Fixed-Income		10.0%
Long Government Bond Fund	10.0%
Bond Market Index Fund	0.0
High Yield Bond Fund	0.0
Short Government/Credit Bond Fund	0.0
TIPS Fund	0.0

Equity		86.5%

S&P 500 Index Fund	40.4%
MSCI ACWI ex-US IMI Index Fund	28.2
S&P MidCap Index Fund	17.9

Other		3.5%
Real Estate Fund	0.0%
Commodities Index Fund	3.5%

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

Risks Associated with Commodity Investments. The Retirement Date Funds, to the extent invested in commodities, commodity futures or related instruments, are subject to special investment risks. Investments in commodity-linked derivative instruments may subject the investor to greater volatility than investments in traditional securities. The value of these instruments may be affected by changes in overall market movements, commodity index volatility, changes in interest rates, or factors affecting a particular industry or commodity, such as drought, floods, weather, livestock disease, embargoes, tariffs and international economic, political and regulatory developments. Commodity prices fluctuate for myriad reasons, including changes in market and economic conditions, the impact of weather on demand, levels of domestic production and imported commodities, energy conservation, domestic and foreign governmental regulation and taxation and the availability of local, intrastate and interstate transportation systems. Volatility of commodity prices, which may lead to a reduction in production or supply, may also negatively impact the performance of companies in natural resources industries that are solely involved in the transportation, processing, storing, distribution or marketing of commodities. Volatility of commodity prices may also make it more difficult for companies in natural resources industries to raise capital to the extent the market perceives that their performance may be directly or indirectly tied to commodity prices. In addition, the regulation of commodities is extensive and variable, and regulatory or political events could have an adverse effect on the performance of commodity-linked investments. Furthermore, the restrictions on “insider trading” have not historically been applicable to the commodities markets. Consequently, the Retirement Date Funds may be at a material disadvantage to other market participants with better market access or information sources. There is some uncertainty about whether the Commodity Futures Trading Commission, pursuant to authority granted by the Reform Act, will impose restrictions similar to the “insider trading” restrictions that have historically applied to the securities markets.

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

Portfolio turnover of the Retirement Date Funds for the twelve months ended December 31, 2012 was 9% for the Lifetime Income Retirement Date Fund, 17% for the 2010 Retirement Date Fund, 8% for the 2020 Retirement Date Fund, 6% for the 2030 Retirement Date Fund, 8% for the 2040 Retirement Date Fund. The portfolio turnover for the period from commencement of operations on January 17, 2012 to December 31, 2012 was 53% for the 2050 Retirement Date Fund. Portfolio turnover of the Retirement Date Funds for the twelve months ended December 31, 2011 was 21% for the Lifetime Income Retirement Date Fund, 18% for the 2010 Retirement Date Fund, 14% for the 2020 Retirement Date Fund, 15% for the 2030 Retirement Date Fund and 8% for the 2040 Retirement Date Fund.

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

Investment Advisor. The assets of the respective Retirement Date Funds are invested in the following collective investment funds maintained by State Street Bank:

Retirement Date Fund	Collective Investment Fund
Lifetime Income Retirement Date Fund	SSgA Target Retirement Income Non-Lending Series Fund Class A

2010 Retirement Date Fund	SSgA Target Retirement 2010 Non-Lending Series Fund Class A

2020 Retirement Date Fund	SSgA Target Retirement 2020 Non-Lending Series Fund Class A

2030 Retirement Date Fund	SSgA Target Retirement 2030 Non-Lending Series Fund Class A

2040 Retirement Date Fund	SSgA Target Retirement 2040 Non-Lending Series Fund Class A

2050 Retirement Date Fund	SSgA Target Retirement 2050 Non-Lending Series Fund Class A

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2012, State Street Bank had a total risk-based capital ratio of 19.1%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2012, State Street Bank and its affiliates on a consolidated basis had approximately $24.2 trillion of assets under custody and administration and had approximately $2.1 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

Strategy. The Target Risk Funds generally seek to replicate the total return of respective composite benchmarks, in percentages determined from time to time by Northern Trust Investments. The composite benchmarks for the Target Risk Funds include some or all of the Russell 3000 Index, the MSCI ACWI Ex-US Index, the Dow Jones U.S. Select REIT Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, which we refer to as U.S. TIPS Index, the Merrill Lynch 3-Month T-Bill Index and the Dow Jones-UBS Commodity Index and are weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate. The Target Risk Funds also seek to maintain a level of volatility (measured as standard deviation of returns) that approximates that of their respective composite benchmarks.

Exposure to equity, fixed-income and other asset classes is obtained by investing indirectly in various index or other collective investment funds maintained by State Street Bank or an affiliate of Northern Trust Investments. These funds include, in the case of some or all of the Target Risk Funds and in varying allocations, the following collective investment funds:

•	SSgA Russell All Cap Index Non-Lending Series Fund Class A, which we refer to as the Russell 3000 Index NL Fund;

•	SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which we refer to as the MSCI ACWI ex-US Index NL Fund;

•	SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, which we refer to as the REIT Index NL Fund;

•	SSgA U.S. Bond Index Non-Lending Series Fund Class A, which we refer to as the Bond Market Index NL Fund;

•	SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, which we refer to as the TIPS NL Fund;

•	NTGI Collective Short Term Investment Fund, which we refer to as the Short-Term Fund; and

•	SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, which we refer to as Commodity Index NL Fund.

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

Equity		26.0%
Russell 3000 Index NL Fund	12.5%
MSCI ACWI ex-US NL Fund	8.5
REIT Index NL Fund	5.0

Fixed-Income		74.0%
Bond Market Index NL Fund	57.0%
TIPS NL Fund	12.0
Short-Term Fund	5.0

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

Equity		53.3%
Russell 3000 Index NL Fund	28.7%
MSCI ACWI ex-US Index NL Fund	19.6
REIT Index NL Fund	5.0

Fixed-Income		44.6%
Bond Market Index NL Fund	35.4%
TIPS NL Fund	6.9
Short-Term Fund	2.3

Other		2.1%
Commodity Index NL Fund	2.1%

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

Equity		79.0%
Russell 3000 Index NL Fund	44.0%
MSCI ACWI ex-US Index NL Fund	30.0
REIT Index NL Fund	5.0

Fixed-Income		17.0%
Bond Market Index NL Fund	15.0%
TIPS NL Fund	2.0

Other		4.0%
Commodity Index NL Fund	4.0%

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

Portfolio turnover of the Target Risk Funds for the twelve months ended December 31, 2012 was 30% for the Conservative Risk Fund, 22% for the Moderate Risk Fund and 24% for the Aggressive Risk Fund. Portfolio turnover of the Target Risk Funds for the twelve months ended December 31, 2011 was 55% for the Conservative Risk Fund, 40% for the Moderate Risk Fund and 50% for the Aggressive Risk Fund. With respect to each Target Risk Fund, the portfolio turnover reflects purchases and sales by such Target Risk Fund of shares of the State Street Bank collective investment funds through which such Target Risk Fund invests, rather than the portfolio turnover of the underlying portfolios of such collective investment funds.

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

State Street Bank is a Massachusetts chartered trust company and a wholly-owned subsidiary of State Street Corporation. SSgA is the investment management division of State Street Bank. As of December 31, 2012, State Street Bank had a total risk-based capital ratio of 19.1%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Federal Reserve Board’s risk-based capital rules. State Street Bank’s customers include mutual funds and other collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2012, State Street Bank and its affiliates on a consolidated basis had approximately $24.2 trillion of assets under custody and administration and had approximately $2.1 trillion of assets under management. State Street Bank’s principal offices are located at One Lincoln Street, Boston, Massachusetts 02111.

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

The assets under the Program invested in the Balanced Fund will remain so invested until they are transferred to another investment option available under the Program. Certain risks relating to securities lending may apply to investment in the Balanced Fund. See Item 1A,“Risk Factors—Risks Related to Securities Lending.” No transfers or contributions to the Balanced Fund are permitted.

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

Strategy. The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. The Balanced Fund invests in publicly traded common stocks, other equity-type securities, medium—to long-term debt securities with varying maturities (including bonds, notes, debentures, equipment trust certificates, asset-backed securities and mortgage-related securities) and money market instruments. The Balanced Fund normally maintains at least 40%, but not more than 70%, of its total assets in common stocks and other equity-type instruments, including convertible securities, and at least 30%, but not more than 60%, of its total assets in nonconvertible debt securities and money market instruments. The Balanced Fund varies the portion of its assets invested in equity securities, debt securities and money market instruments to achieve the Balanced Fund’s investment objective based upon economic conditions, the general level of common stock prices, interest rates and other relevant considerations, including the risks associated with each investment medium.

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

Portfolio Turnover. As the level of portfolio turnover increases, transaction expenses incurred by the Balanced Fund, such as brokerage commissions, increase, which may adversely affect the Balanced Fund’s performance. The portfolio turnover rate for the Fund may be higher than rates for comparable funds with a single portfolio manager. Each of the Fund’s Investment Advisors makes recommendations to buy or sell securities independently from other Investment Advisors. Portfolio turnover depends on the types and proportions of the Balanced Fund’s assets and may change frequently in accordance with market conditions. Portfolio turnover was 13% for the twelve months ended December 31, 2012 and 43% for the twelve months ended December 31, 2011.

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

•

purchase real estate or mortgages, provided that a Fund may buy shares of real estate investment trusts listed on U.S. stock exchanges, and the International All Cap Equity Fund, the Global All Cap Equity Fund and the International Index Equity Fund may buy shares of comparable real estate investment vehicles traded on established foreign exchanges, if such purchases are consistent with the investment objective and restrictions set forth in the fund declaration for the respective Fund;

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

The foregoing restrictions with respect to industry and issuer concentration do not apply to the Index Funds (to the extent that the replicated index is concentrated in a specific industry or issuer) nor do they apply to the Real Asset Return Fund, the Alternative Alpha Fund, the Retirement Date Funds, the Target Risk Funds or any Managed Fund that uses index equity funds to manage liquidity (to the extent that the replicated index is concentrated in a specific industry or issuer).

The foregoing restriction on issuer concentration does not apply to the portion of the International All Cap Equity Fund advised with the assistance of First State Investment International Limited, which we refer to as First State. Likewise, the portion of the Global All Cap Equity Fund allocated to the International All Cap Equity Fund and advised by First State will also not be subject to the restriction. In lieu of such issuer concentration restriction, Northern Trust Investments has directed First State not to recommend an investment, and Northern Trust Investments will not cause the International All Cap Equity Fund or the portion of the Global All Cap Equity Fund allocated to the International All Cap Equity Fund to make an investment, in the securities of an issuer (other than the U.S. government and its agencies and other than short-term investment funds maintained by Northern Trust or State Street Bank or its affiliates) if that investment would cause more than 8% of the portion of the Fund’s net assets allocated to First State to be invested in the securities of that issuer, determined at the time of purchase.

The Funds that invest in fixed income securities may also purchase such securities for future delivery on a “to be announced” or “TBA” basis where the price and coupon are determined at the time of purchase but the collateral for such securities is not determined until immediately before the securities are delivered. Investing in TBA securities carries risks similar to investing in “when-issued” securities. See “Stable Asset Return Fund—Risk Factors—‘When-Issued’ Securities,” “Alternative Alpha Fund—Risk Factors—TBA Commitments,” “Bond Core Plus Fund—Risk Factors—TBA Commitments,” “Bond Index Fund—Risk Factors—TBA Commitments” and “Balanced Fund—Risk Factors.”

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

When a Fund lends portfolio securities, its investment performance will continue to reflect changes in the value of the securities loaned, and such Fund will also receive income from lending its securities (which may include earnings on cash collateral). Northern Trust Investments has retained State Street Bank to administer the securities lending activities of these Funds. A portion of the income generated upon investment of cash collateral is remitted to the borrowers of securities, and the remainder, if any, is allocated between the Fund lending the securities and State Street Bank in its capacity as lending agent. State Street Bank also receives fees for managing the securities lending cash collateral pool. See Item 1A,“Risk Factors—Risks Related to Securities Lending.”

The Alternative Alpha Fund, acting through the Investment Advisors to the Fund’s underlying commingled investment vehicles, may also lend a portion of its portfolio securities.

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

Northern Trust Investments, acting through one or more affiliates, uses the fair value of a security, including a non-U.S. security, when it determines that the closing market price on the primary exchange where the security is traded is not readily available or no longer accurately reflects the value of the security at the time of calculation of its net asset value. This may occur for a variety of reasons that affect either the relevant securities markets generally or the specific issuer. In making the fair value determination, Northern Trust Investments endeavors to value the security at the amount the owner might reasonably expect to receive upon the security’s current sale. In so doing, the valuation committee considers all factors it deems appropriate, including, if relevant, external factors such as general market developments and news events. With respect to non-U.S. securities, if a significant event has occurred between the closing of the foreign exchange or market on which such securities trade and the calculation of net asset value, fair value pricing may be appropriate. Specifically, under appropriate circumstances, Northern Trust Investments will utilize a fair value model for the International All Cap Equity Fund, the Global All Cap Equity Fund and the International Index Equity Fund to make fair value adjustments to the prices of non-U.S. securities based on movements in the U.S. markets after the close of foreign markets. Any such utilization of a fair value model for the International All Cap Equity Fund will also affect the portion of the Global All Cap Equity Fund invested therein. If a significant event occurs other than general movements in the U.S. markets, Northern Trust Investments will determine whether that event might affect the value of the non-U.S. securities and whether, if so, the securities should be valued in accordance with Northern Trust Investments’ fair value procedures.

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

Performance Information. Each Fund may, from time to time, report its performance in terms of the Fund’s total return. A Fund’s total return is determined based on historical results and is not intended to indicate future performance. A Fund’s total return is computed by determining the average annual compound rate of return for a specified period which, when applied to a hypothetical $1,000 investment in the Fund at the beginning of the period, would produce the redeemable value of that investment at the end of the period. Each Fund may also report a total return computed in the same manner but without annualizing the result. Each Managed Fund, the Real Asset Return Fund, the Alternative Alpha Fund and each Target Risk Fund may, from time to time, report the composite performance of accounts of its respective Investment Advisor(s) that employ investment strategies similar to those of such Fund.

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

The derivatives trading of the Funds may include the following:

•

The indexed portions of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund, the International All Cap Equity Fund, the Global All Cap Equity Fund and the Index Funds may engage in transactions in stock index futures and options for hedging purposes and as a substitute for comparable market positions in the securities held by each such Fund (with respect to the portion of its portfolio that is held in cash items—for example, pending investment or to pay for redemption requests).

•

The International All Cap Equity Fund, the Global All Cap Equity Fund, the International Index Equity Fund, and, to a lesser extent, the other Funds that invest in securities denominated in foreign currencies may enter into foreign currency hedging transactions in connection with their purchase or sale of foreign securities as described under “—Foreign Currency Exchange Contracts.”

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

The Real Asset Return Fund may invest in derivatives as described in “Real Asset Return Fund—Strategy.”

The Alternative Alpha Fund may invest in derivatives as described in “Alternative Alpha Fund—Strategy.”

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

Foreign Currency Exchange Contracts. All of the Funds that may invest in securities denominated in foreign currencies, as well as the Alternative Alpha Fund, may enter into forward foreign currency exchange contracts, which we refer to as forwards, to hedge against exchange rate-related fluctuations in the U.S. dollar price of the security. In addition, the International All Cap Equity Fund, the Global All Cap Equity Fund, the International Index Equity Fund and the Alternative Alpha Fund may sell or buy a particular foreign currency (or another currency that acts as a proxy for that currency) when the Investment Advisor believes that the currency of a particular foreign country may move substantially against another currency. The Alternative Alpha Fund may also take active positions in currency forwards in order to gain exposure to emerging market currencies as part of its investment strategy. A forward involves an obligation to purchase or sell a specific amount of a specific currency at a future date, which may be any fixed number of days from the date of the contract agreed upon by the parties, at a price set at the time of the contract. A Fund may seek to use such contracts to reduce its exposure to changes in the value of the currency it will deliver and increase its exposure to changes in the value of the currency into which it will be exchanged. The effect on the value of a Fund is similar to selling securities denominated in one currency and purchasing securities denominated in another.

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

Futures and Futures Options. There are several risks associated with the use of futures and futures options by the Funds. Futures and options contracts may not always be successful to the extent they are intended to be hedges and their prices can be highly volatile. Using these contracts could lower a Fund’s total return and the potential loss from their use can exceed a Fund’s initial investment in these contracts due to the inherent leverage involved in futures trading. To the extent that a Fund uses futures or futures options to hedge other positions, there can be no guarantee that there will be a high degree of correlation between the prices of the futures or futures options and the prices of the assets sought to be hedged. A mismatched hedging transaction could result in losses on both the hedge and the position being hedged. In addition, there can be no assurance that a liquid market will exist at a time when a Fund seeks to close out an open futures contract or futures option. Many futures exchanges limit the permitted daily price fluctuations in their markets and once that limit has been reached no further trades may occur beyond that limit, making it difficult or impossible to enter into trades on economically reasonable terms.

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

Substantial New Regulation of OTC Derivatives Markets. The Reform Act includes provisions that seek to comprehensively regulate the U.S. over-the-counter derivatives markets for the first time. As a result of the Reform Act the SEC and Commodity Futures Trading Commission may also require a substantial portion of derivative transactions that are currently executed on a bilateral basis in the OTC markets to be executed through regulated securities, futures or swap exchanges or execution facilities and submitted for clearing to regulated clearing houses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearing house, as well as possible margin requirements mandated by U.S. securities and futures regulators. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives. Although the Reform Act includes limited exemptions from the clearing and margin requirements for so-called “end-users”, the Funds will not be able to rely on such exemptions. OTC derivatives dealers also will be required to post margin to the clearing houses through which they clear their customers’ trades instead of using such margin in their operations, as they currently are allowed to do. This will further increase the dealers’ costs, and these increases are expected to be passed through to other market participants in the form of higher fees and less favorable pricing. New requirements resulting from the Reform Act may make it more difficult and costly for the Funds to enter into customized transactions. They may also render certain strategies in which the Funds might otherwise engage impossible or so costly that they will no longer be economical to implement.

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

INVESTMENT ADVISORS

Northern Trust has retained the services of various persons or entities, which we refer to as Investment Advisors, to assist it, directly or indirectly, in the exercise of its investment responsibility with respect to the Funds or various portions thereof. Northern Trust Investments exercises discretion with respect to the selection and retention of the Investment Advisors or the commingled investment vehicles managed by them, consistent with the investment policy for the Program developed by Northern Trust Investments and accepted by ABA Retirement Funds. See “ABA Retirement Funds.” Northern Trust Investments may remove an Investment Advisor at any time and Northern Trust Investments may also change at any time the allocation of assets among Investment Advisors or the commingled vehicles such Investment Advisors advise where a Fund has more than one Investment Advisor or invests in more than one underlying commingled fund.

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

Northern Trust will not monitor brokerage commissions or trading practices or investment policies or strategies of the investments of the Wellington Trust Real Total Return Portfolio and the AQR Risk Parity Fund in which the Alternative Alpha Fund invests to the same extent that it will where it retains an Investment Advisor directly to manage a portion of the assets of a Fund.

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

Contributions allocated to the Funds are used to purchase Units in the Funds at the per Unit values of the Fund, calculated as of the close of the regular trading session of the New York Stock Exchange on the Business Day on which the contributions are credited. Contributions may be allocated to a Self-Directed Brokerage Account, subject to the prior approval of TD Ameritrade in the case of in-kind rollover contributions. Contributions are no longer permitted to be allocated to the Balanced Fund. See “Balanced Fund.” In addition, contributions directly into the Alternative Alpha Fund are not permitted. See “Alternative Alpha Fund.” Participants may only make transfers into the Alternative Alpha Fund from investments allocated to other Funds established under the Collective Trust Transfers into the Alternative Alpha Fund by or on behalf of a Participant may not cause the aggregate unit value of the investment in the Alternative Alpha Fund to exceed 15% of the aggregate unit value of all such Participants investments in the Funds and the Balanced Fund at the time of transfer. See “Transfers Among Investment Options and Withdrawals—Frequent Trading; Restrictions on Transfers.”

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

Frequent Trading; Restrictions on Transfers. Short-term or other excessive trading into and out of a Fund may harm its performance by disrupting portfolio management strategies and by increasing expenses. The policy of Northern Trust Investments, as trustee of the Collective Trust, is to discourage such trading. The International All Cap Equity Fund, the Global All Cap Equity Fund and the International Index Equity Fund have adopted a specific excessive transfer restriction with respect to an Investor’s ability to make transfers into the International All Cap Equity Fund, the Global All Cap Equity Fund or the International Index Equity Fund. Under this restriction, Investors may make not more than one transfer into the International All Cap Equity Fund, the Global All Cap Equity Fund or the International Index Equity Fund within any 45 calendar day period. There are no restrictions on an Investor’s ability to make transfers out of the International All Cap Equity Fund, the Global All Cap Equity Fund or the International Index Equity Fund on any Business Day. The International All Cap Equity Fund, the Global All Cap Equity Fund and the International Index Equity Fund have adopted this restriction to reduce potential disruptions to such Fund that could potentially affect its investment performance. An Investor who is unable to make a transfer into the International All Cap Equity Fund, the Global All Cap Equity Fund or the International Index Equity Fund as a result of this restriction will not achieve the investment results, whether gain or loss, that would have been achieved if the transfer were implemented. The International All Cap Equity Fund, the Global All Cap Equity Fund and the International Index Equity Fund and their respective other Investors do not incur any gain or loss as a result of such inability of such Investor to make a transfer.

Stable Asset Return Fund. Direct transfers from the Stable Asset Return Fund to a Self-Directed Brokerage Account are not permitted. There are no restrictions on transfers from the Stable Asset Return Fund to other Funds available under the Collective Trust, but the amount transferred from the

Stable Asset Return Fund to any other Fund cannot be transferred from such other Fund to a Self-Directed Brokerage Account until 90 days have passed since the date of such transfer. To the extent that an amount transferred from the Stable Asset Return Fund to another Fund is again transferred to another Fund, such amount cannot be transferred to a Self-Directed Brokerage Account until 90 days have passed since the date of the initial transfer from the Stable Asset Return Fund.

Alternative Alpha Fund. Contributions directly into the Alternative Alpha Fund are not permitted. Participants may only make transfers into the Alternative Alpha Fund from investments allocated to other Funds established under the Collective Trust. Transfers into the Alternative Alpha Fund by or on behalf of a Participant may not cause the aggregate unit value of the investment in the Alternative Alpha Fund to exceed 15% of the aggregate unit value of all such Participant investments in the Funds and the Balanced Fund at the time of transfer. This limitation is imposed in light of the Fund’s investment objectives, non-traditional strategies and non-traditional risks relating to these strategies.

International and Global Funds. Northern Trust Investments, as trustee of the Collective Trust, reserves the right to take such additional actions with respect to excessive trading activity in the International All Cap Equity Fund, the Global All Cap Equity Fund and the International Index Equity Fund or other investment options, such as the rejection of transfer requests, as it may, in its discretion, deem appropriate and in the best interests of all Investors to curtail excessive trading. In addition, to discourage short-term trading, Northern Trust Investments may use fair value pricing in certain circumstances, as discussed under “Information With Respect to the Funds—Valuation of Units.”

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

PARTICIPANT ADVISOR SERVICE

ABA Retirement Funds has engaged ING Investment Advisors, LLC, which we refer to as ING Investment Advisors, an investment adviser registered under the Investment Advisers Act of 1940, as amended, and a subsidiary of ING Services, to make available to Participants through its call center the services of its investment advisor representatives for the telephonic delivery of investment advice and account management, which we refer to as the Professional Account Manager, and an Internet-based personalized defined contribution plan asset allocation investment advisor service, which we refer to as the Online Advisor Service. ING Services is a wholly-owned subsidiary of ING Groep N.V., a Netherlands-based financial services company. The advisory service model described herein is based on Department of Labor Advisory Opinion 2001-09A.

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

Advised Account Balance	Annualized Fee
First $100,000	0.50%
Next $50,000	0.45
Next $50,000	0.40
Next $100,000	0.35
Over $300,000	0.25

Any Investor who has elected to use the Professional Account Manager program may elect to discontinue such use anytime by making a request by telephone to an investment advisor representative. If the request to discontinue the service is received no later than five Business Days prior to the applicable month-end, the Professional Account Manager fee for the applicable month-end is waived.

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

ADDITIONAL INFORMATION

Persons who are Employers or who are responsible for allocating assets under a particular plan may obtain administrative and investment allocation forms or additional information by:

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

Northern Trust Investments is an Illinois banking corporation and a wholly-owned subsidiary of Northern Trust, which is an Illinois banking corporation and a member of the Federal Reserve System and a wholly-owned subsidiary of Northern Trust Corporation. Northern Trust Corporation is a publicly-traded financial holding company registered with the Board of Governors of the Federal Reserve pursuant to the Federal Bank Holding Company Act of 1956, as amended. Northern Trust Corporation operates as a financial holding company pursuant to the Gramm-Leach-Bliley Act and the regulations and interpretations of the Board of Governors of the Federal Reserve. As of December 31, 2012, Northern Trust had a total risk-based capital ratio of 14.3%, which is in excess of applicable regulatory minimum requirements for qualifying as a well-capitalized bank under the Board of Governors of the

Federal Reserve’s risk-based capital rules. Northern Trust, Northern Trust Investments and their affiliates serve institutional investors worldwide. Northern Trust Investments’ customers include mutual funds, collective investment funds, corporate and public retirement plans, insurance companies, foundations, endowments and other investment pools, and investment managers. As of December 31, 2012, Northern Trust and its affiliates on a consolidated basis had approximately $4.8 trillion of assets under custody and had approximately $758.9 billion of assets under management. Northern Trust’s principal offices are located at 50 South LaSalle Street, Chicago, Illinois 60603.

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

DEDUCTIONS AND FEES

Program Expense Fees

The Collective Trust pays a program expense fee to each of ING Life and ABA Retirement Funds for their services in connection with the Program, which services are described under “ING Life and ING Services” and “ABA Retirement Funds,” respectively. For all investment options other than the Self-Directed Brokerage Account, the fees are generally paid directly from the assets of the respective Funds. ING Life is contractually responsible for all services provided by ING Services. The Collective Trust pays a program expense fee to ING Life, before credits discussed below, equal to $152,850 for each calendar month, plus a fee based on the aggregate assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ING Life Program Expense Fee
First $4 billion	0.470%
Next $1 billion	0.360
Next $1 billion	0.215
Over $6 billion	0.220

This program expense fee is accrued daily and paid monthly based generally on the aggregate assets of the Funds and the Balanced Fund as of the last Business Day of the preceding month. The Funds and the Balanced Fund generally bear their respective portions of this program expense fee pro rata based on their respective net assets as of the time of calculation thereof. This program expense fee attributable to the portions of the Balanced Fund invested in the Large Cap Equity Fund and the Bond Core Plus Fund is accrued and paid from the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, not from the Balanced Fund, and this program expense fee attributable to the portions of the Global All Cap Equity Fund invested in the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund is accrued and paid from the Large Cap Equity Fund, the Small-Mid Cap Equity Fund or the International All Cap Equity Fund, as applicable, not from the Global All Cap Equity Fund. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Life and imposes penalties that reduce the program expense fee if these service standards are not met.

For the twelve months ended December 31, 2012, the program expense fee paid to ING Life was $19,631,556.

TD Ameritrade makes payments on behalf of the Program in consideration of the Program’s services rendered with respect to the Self-Directed Brokerage Accounts. Such payments are applied against, and thus reduce, the program expense fee otherwise payable to ING Life. For the twelve months ended December 31, 2012, TD Ameritrade had accrued a balance of $508,048 in payments to be made to ING Life on behalf of the Program.

Effective April 26, 2012, the AQR Risk Parity Fund, in which the Alternative Alpha Fund is invested, makes payments to ING Services in the amount of .10% on an annualized basis of the assets allocated to the AQR Risk Parity Fund for administrative services rendered on behalf of the Alternative Alpha Fund. Such payments are applied against, and thus reduce, the program expense fee otherwise payable on behalf of the Alternative Alpha Fund to ING Life. These payments are included in the operating expenses of the AQR Risk Parity Fund. For the period from April 26, 2012 through December 31, 2012, the AQR Risk Parity Fund had accrued a balance of $265 in payments to be made to ING Life.

Effective as of March 1, 2012, the Collective Trust pays a program expense fee to ABA Retirement Funds based on the aggregate value of the assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ABA Retirement Funds Program Expense Fee
First $3 billion	0.075%
Next $1 billion	0.065
Over $4 billion(1)	0.000

(1)	Effective as of March 1, 2012, the “Over $4 billion” fee rate was reduced from .036% to zero.

For the period from January 1, 2011 to February 29, 2012, the Collective Trust paid a program expense fee to ABA Retirement Funds based on the aggregate value of the assets of the Funds and the Balanced Fund at the following annual rate:

Value of Assets	Rate of ABA Retirement Funds Program Expense Fee
First $3 billion	0.075%
Next $1 billion	0.065
Next $1 billion	0.035
Next $1 billion	0.025
Over $6 billion	0.015

ABA Retirement Funds received a program expense fee of $2,775,908 for the year ended December 31, 2012. This program expense fee is accrued daily and is paid to ABA Retirement Funds monthly based on the aggregate assets of the Funds and the Balanced Fund as of the end of the last Business Day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this program expense fee pro rata based on their respective net assets as of the time of calculation thereof. This program expense fee attributable to the portions of the Balanced Fund invested in the Large Cap Equity Fund and the Bond Core Plus Fund is accrued and paid from the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, not from the Balanced Fund, and this program expense fee attributable to the portions of the Global All Cap Equity Fund invested in the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund is accrued and paid from the Large Cap Equity Fund, the Small-Mid Cap Equity Fund or the International All Cap Equity Fund, as applicable, not from the Global All Cap Equity Fund. The fee schedule set forth above may be increased only by written notification of such increase to all Employers, and shall become effective no earlier than 60 days after such notice.

Trust, Management and Administration Fee

The Collective Trust pays Northern Trust a fee for trust, management, administration and custody services based on the aggregate value of assets of the Funds and the Balanced Fund, excluding the Retirement Date Funds, at the following annual rate:

Value of Assets	Rate of Trust, Management and Administration Fee
First $1 billion	0.115%
Next $2 billion	0.080
Over $3 billion	0.065

The Collective Trust pays Northern Trust a trust, management and administration fee of .115% of the aggregate value of the assets of the Retirement Date Funds.

This trust, management and administration fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last Business Day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this fee pro rata based on their respective net asset values as of the time of calculation thereof. The trust, management and administration fee attributable to the portions of the Balanced Fund invested in the Large Cap Equity Fund and the Bond Core Plus Fund is accrued and paid from the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, not from the Balanced Fund. The program expense fee attributable to the portions of the Global All Cap Equity Fund invested in the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund is accrued and paid from the Large Cap Equity Fund, the Small-Mid Cap Equity Fund or the International All Cap Equity Fund, as applicable, not from the Global All Cap Equity Fund. ABA Retirement Funds and Northern Trust reserve the right to change such fee should the Funds line-up or construction change in the future in a manner that changes Northern Trust’s costs of administering the Funds.

The fee paid to Northern Trust for trust, management, administration and custody services for the year ended December 31, 2012 was $3,541,629.

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

The Stable Asset Return Fund pays its Investment Advisors aggregate advisory fees at the blended annual rate of 0.150% of the assets of the Fund. This advisory fee rate is calculated utilizing assets, fee rates and asset allocations as of December 31, 2012. These fees are deducted from the Fund’s crediting rate.

The Bond Core Plus Fund pays its Investment Advisor, PIMCO, a fee at the following annual rate, based on the value of both the Fund’s assets and the assets of certain other unaffiliated accounts with respect to which the Trustee has engaged the Investment Advisor as investment adviser, and so long as the aggregate value of all such assets remains above $600 million (as of December 31, 2012 the aggregate value of all such assets was $1.4 billion):

Value of Aggregate Assets(1)(2)	Rate
First $600 million	0.25%
Next $700 million	0.20
Over $1.3 billion	0.15

(1)	The assets of the debt portion of the Balanced Fund are invested in the Bond Core Plus Fund. Pacific Investment Management Company LLC receives an Investment Advisor fee according to this fee schedule and based on the aggregate value of all assets allocated to the Bond Core Plus Fund, including those so allocated through the debt portion of the Balanced Fund.
(2)	If the aggregate market value of the assets of the Bond Core Plus Fund and the assets of these other unaffiliated accounts falls below $600 million for reasons other than market movements, then the Fund shall pay its Investment Advisor a fee at the annual rate of .50% on the first $25 million of such value, .375% on the next $25 million of such value and .25% of such value in excess of $50 million.

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of December 31, 2012:

Fund	Rate
Large Cap Equity Fund	0.291%
Small-Mid Cap Equity Fund	0.477
International All Cap Equity Fund	0.480

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

Investment Advisor Fees—Index Funds and Indexed Portions of Managed Funds

The Collective Trust pays Investment Advisor fees to State Street Bank for the investment management services it performs relating to the assets in the Index Funds. The Collective Trust also pays Investment Advisor fees to State Street Bank for the investment management services it performs relating to the indexed portions of the Large Cap Equity Fund, Small Mid-Cap Equity Fund and International All Cap Equity Fund. These fees are accrued on a daily basis and paid monthly from the relevant assets of the respective Funds and are based on respective net assets as of the time of calculation. The fees for the indexed portion of the Large Cap Equity Fund, Small-Mid Cap Equity Fund and International All Cap Equity Fund was at an annual rate of .03%, .04% and .12%, respectively, of the relevant assets of the Fund. The fees for the respective Index Funds are at the following annual rates:

Index Fund	Rate
Bond Index Fund	0.04%
Large Cap Index Equity Fund	0.02
All Cap Index Equity Fund	0.04
Mid Cap Index Equity Fund	0.04
Small Cap Index Equity Fund	0.04
International Index Equity Fund	0.12

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

Investment Advisor Fees—Alternative Alpha Fund

No fees are paid directly to Wellington Trust or AQR Capital Management for the investment management services they perform relating to the assets of the Alternative Alpha Fund. However, the Alternative Alpha Fund, as an investor in the Wellington Trust Real Total Return Portfolio and the AQR Risk Parity Fund, bears the operating expenses associated with those commingled investment vehicles, including investment advisory fees payable by the Wellington Trust Real Total Return Portfolio to Wellington Trust at the current annual rate of .55% and investment advisory fees payable by the AQR Risk Parity Fund to AQR Capital Management at the current annual rate of .75% of the value of the assets of the Alternative Alpha Fund invested in, respectively, the Wellington Trust Real Total Return Portfolio and the AQR Risk Parity Fund. The Alternative Alpha Fund will also bear the expenses of the AQR Risk Parity Fund (Class I shares) on assets invested in it. The total annual operating expenses of this share class of the AQR Risk Parity Fund for its most recent completed fiscal year were 1.12%; however, the AQR Risk Parity Fund’s adviser has contractually agreed to cap these expenses at 0.95% (excluding interest, taxes, dividends on short sales, borrowing costs, acquired fund fees and expenses, interest expense related to short sales and extraordinary expenses) until at least April 30, 2013.

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

Operational and Offering Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the year ended December 31, 2012, these expenses totaled $3,012,626. Fees in the amount of approximately $25,212 for the registration of $220 million of Units with the Securities and Exchange Commission were paid during 2012, and are an operational cost. These operational costs are allocated to all of the Funds and the Balanced Fund based on net assets. For purposes of this allocation, assets of the Balanced Fund invested through the Large Cap Equity Fund and the Bond Core Plus Fund are included only under the Large Cap Equity Fund or the Bond Core Plus Fund, as applicable, and not under the Balanced Fund. Similarly, the assets of the Global All Cap Equity Fund invested through the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund are included under the Large Cap Equity Fund, the Small-Mid Cap Equity Fund or the International All Cap Equity Fund, as applicable, and not under the Global All Cap Equity Fund.

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

Actuarial and Consulting Services and Fees

ING Life has engaged a third-party consulting firm to provide actuarial services and other services related to individually designed plan features for each Employer that adopts or has adopted the American Bar Association Members Defined Benefit Plan or any other plan requiring either actuarial or other such special plan related services. Each such Employer agrees to use such third-party consulting firm. The fees and expenses of the consulting firm will be charged to the relevant Employers based on the amount of such services provided by the consulting firm. If the fee is not paid directly by the Employer, such fee, if permissible, will be deducted from the Employer’s plan’s assets.

Fee Recipients

The following table summarizes the fees paid to the Investment Advisors for services rendered to the Managed Funds for the year ended December 31, 2012:

Fund	Advisory Fees
Stable Asset Return Fund(1)	$1,326,888
Bond Core Plus Fund(2)	953,327
Large Cap Equity Fund(2)	2,109,205
Small-Mid Cap Equity Fund(2)	1,251,911
International All Cap Equity Fund(2)	681,639
Global All Cap Equity Fund(3)	—

(1)	Investment Advisor fees are deducted from the Stable Asset Return Fund’s crediting rate.
(2)	Does not include fees paid to State Street Bank for investment management services it performed during the year relating to the indexed portions of the respective Fund and/or fees paid to Northern Trust Investments for investment management services it performed during the year relating to cash portions of the respective Fund.
(3)	The Global All Cap Equity Fund pays no Investment Advisor fees directly. These fees, are payable by the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund through which the Global All Cap Equity Fund invests, are included as Acquired Fund Fees and Expenses.

The fees paid to State Street Bank for investment management services it performed relating to the Index Funds, the indexed portions of the Large Cap Equity Fund and the Small-Mid Cap Equity Fund and the liquidity reserve portion of the International All Cap Equity Fund for the year ended December 31, 2012 were as follows:

Fund	Advisory Fees
Bond Index Fund	$37,356
Large Cap Index Equity Fund	18,871
All Cap Index Equity Fund	119,253
Mid Cap Index Equity Fund	29,635
Small Cap Index Equity Fund	15,602
International Index Equity Fund	69,705
Large Cap Equity Fund	10,593
Small-Mid Cap Equity Fund	5,117
International All Cap Equity Fund	8,324

The fee paid to State Street Bank for investment management services it performed relating to the Real Asset Return Fund for the year ended December 31, 2012 was $21,865.

The fee borne with respect to AQR Capital Management, LLC for investment management services it performed relating to the Alternative Alpha Fund for the year ended December 31, 2012 was $2,496.

The fee borne with respect to Wellington Trust Company, N.A. for investment management services it performed relating to the Alternative Alpha Fund for the year ended December 31, 2012 was $2,733.

The fees paid to State Street Bank for investment management services it performed relating to the Retirement Date Funds for the year ended December 31, 2012 were as follows:

Fund	Advisory Fees
Lifetime Income Retirement Date Fund	$44,319
2010 Retirement Date Fund	75,212
2020 Retirement Date Fund	193,171
2030 Retirement Date Fund	140,782
2040 Retirement Date Fund	90,160
2050 Retirement Date Fund	1,649

The fees paid to State Street Bank for investment management services it performed relating to the Target Risk Funds for the year ended December 31, 2012 were as follows:

Fund	Advisory Fees
Conservative Risk Fund	$14,671
Moderate Risk Fund	33,350
Aggressive Risk Fund	14,844

For the year ended December 31, 2012, State Street Bank managed the securities lending program in which the Managed Funds participate and, in connection therewith, received a fee of $128,969, or 30% of net income (after rebates paid to borrowers of the loaned securities) generated in connection with participation in such securities lending program.

The fees paid to Northern Trust Investments for investment management services it performed for the respective Managed Funds listed below for the year ended December 31, 2012 were as follows:

Fund	Advisory Fees
Stable Asset Return Fund	$149,243
Bond Core Plus Fund	1,636
Large Cap Equity Fund	31,400
Small-Mid Cap Equity Fund	10,009
International All Cap Equity Fund	5,199

ITEM 1A.	Risk Factors.

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

Risks Related to Market Disruptions and Governmental Interventions. The global financial markets underwent pervasive and fundamental disruptions in recent years, resulting in substantial declines in valuation and liquidity in the global capital markets. This global market turmoil, combined with a global reduction in the availability of credit, has led to an increased level of commercial and consumer delinquencies and has contributed to a lack of consumer confidence, increased market volatility and reduction of business activity generally. Valuation issues with mortgage, asset-backed and other fixed-income securities, a deleveraging of the financial markets and the inability or reluctance of traditional market participants to act as dealers or market-makers constrained liquidity and adversely affected values of securities traded in these markets. The resulting economic pressure on consumers and lack of confidence in the financial markets also adversely affected the equity markets. Consumer and business confidence remains fragile and subject to possible reversal for a variety of reasons, including high and growing debt levels by many consumers, business institutions and governments in the United States, certain countries in Europe and elsewhere around the world, and continued weakness in global job markets. Further, one nationally recognized statistical rating organization, in August 2011, downgraded the credit rating of long-term U.S. government securities to AA+ from AAA, and other nationally recognized statistical rating organizations have placed these U.S. government securities on negative

“watch.” Similarly, the securities of several other countries across Europe and Asia either have been or are at risk of being downgraded. These events and circumstances could result in further market disruptions that could adversely affect financial markets on a global basis. Global market turmoil also has led to extensive and unprecedented governmental intervention and stimulus and in some cases actions to restructure or effectively liquidate financial institutions. Such intervention and actions were in certain cases implemented on an “emergency” basis, sometimes suddenly and substantially changing market participants’ ability to continue to implement certain strategies or manage risk. In addition, these interventions and actions were sometimes unclear in scope and application, not necessarily consistent, and added significantly to government debt levels, resulting in confusion and uncertainty, which in themselves may have been materially detrimental to the efficient functioning of the markets. Certain policies implemented by the U.S. government, including the so-called “bailout” of institutions holding mortgage-related and other troubled instruments, the federal stimulus legislation enacted in early 2009, significant decreases in payroll taxes enacted in late 2010, and government interventions in bankruptcy or reorganization proceedings of certain companies, were some of the largest governmental interventions in the history of the U.S. financial markets and involved new restrictions on the U.S. financial markets. Regulators in other countries also took actions during the financial crisis to support and protect financial institutions deemed too central and important to their respective economies to be allowed to fail. The Collective Trust cannot predict what further interim or permanent government interventions, in the United States or elsewhere, may be implemented or the impact that such measures may have on the investment strategies of the Funds or the markets in which the Funds invest. In addition, there can be no assurance that the recent period of market turmoil will not be repeated in the future or that future financial crises will not be worse than those of the past several years.

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

In 2012, the securities lending program generated approximately $429,897 of net income in the aggregate for all Funds that currently participate in the securities lending program, in comparison to $460,347 generated in 2011. No assurance or guarantee can be given that these Funds will generate any significant net income from participation in the State Street Bank securities lending program.

While the cash collateral pool in which the Funds that engage in securities lending is invested is managed by State Street Bank with the objective of maintaining a net asset value of $1.00 and generally utilizes amortized cost pricing, it is not required to do so, and its net asset value for purposes of generally accepted accounting principles, also known as GAAP, fluctuates over time, reflecting, among other things, liquidity in the market for short and intermediate term debt instruments in which the cash collateral pool invests. Notwithstanding that the net asset value fluctuates for purposes of GAAP, the cash collateral pool continues to transact purchases and redemptions at $1.00 per unit, which we refer to as the transactional price. At December 31, 2012 and December 31, 2011, the net asset value of the cash collateral pool determined in accordance with GAAP was approximately $.983 and $.980 per unit, respectively.

State Street Bank has informed the Collective Trust that none of the securities in the cash collateral pool was in default at December 31, 2012, and that it believes that it remains appropriate to continue to use the transactional price of the cash collateral pool for purchases of and redemptions from the cash collateral pool and in valuing the Funds that hold units of the cash collateral pool for transactional purposes. There can be no assurance or guarantee that State Street Bank will be able to continue to transact purchase and withdrawal activity reflecting a constant value of $1.00 for the cash collateral pool’s units. If State Street Bank were to determine in the future to transact using the lower mark-to-market value for interests in the cash collateral pool, the Participants with exposure to the relevant Funds at any such time would realize economic losses.

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

Northern Trust Investments continues to evaluate the participation of the Collective Trust in State Street Bank’s securities lending program. In this connection, pursuant to the Fiduciary Investment Services Agreement among Northern Trust, Northern Trust Investments and ABA Retirement Funds, Northern Trust is authorized to conduct securities lending activities for the Collective Trust, and it is possible that Northern Trust may, within the foreseeable future, determine to assume the conduct of securities lending activity for the Collective Trust.

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

For a discussion of the risk factors applicable to investment in the Units of the respective Funds, please refer to page 7 (Stable Asset Return Fund), page 12 (Bond Core Plus Fund), page 15 (Large Cap Equity Fund), page 18 (Small-Mid Cap Equity Fund), page 22 (International All Cap Equity Fund), page 26 (Global All Cap Equity Fund), page 30 (Bond Index Fund), page 33 (Large Cap Index Equity Fund), page 35 (All Cap Index Equity Fund), page 38 (Mid Cap Index Equity Fund), page 40 (Small Cap Index Equity Fund), page 43 (International Index Equity Fund), page 47 (Real Asset Return Fund), page 53 (Alternative Alpha Fund), page 67 (Retirement Date Funds) and page 74 (Target Risk Funds) in Item 1, “Description of Investment Options.”

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

The summary financial data set forth below provides information with respect to income, expenses and capital changes for each of the Funds attributable to each Unit outstanding for the periods indicated. The summary financial data for each of the periods ended December 31 have been derived from financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The summary financial data should be read in conjunction with the financial statements for the year ended December 31, 2012 of the Funds, including the related Notes thereto, included in Item 8, “Financial Statements and Supplementary Data.” Per Unit calculations of investment income and expense have been prepared using the monthly average number of Units outstanding during the period.

Managed Funds

Stable Asset Return Fund:

	For the year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$0.81	$0.73	$0.73	$0.96	$1.47
Expenses†,††	(0.32)	(0.32)	(0.30)	(0.28)	(0.20)

Net investment income (loss)	0.49	0.41	0.43	0.68	1.27
Distributions of net investment income	—	—	—	—	—

Net increase (decrease) in unit value	0.49	0.41	0.43	0.68	1.27
Net asset value at beginning of year	36.06	35.65	35.22	34.54	33.27

Net asset value at end of year	$36.55	$36.06	$35.65	$35.22	$34.54

Ratio of expenses to average net assets††	0.89%	0.91%	0.85%	0.81%	0.58%
Ratio of net investment income (loss) to average net assets	1.34%	1.14%	1.22%	1.95%	3.73%
Total return	1.36%	1.15%	1.22%	1.97%	3.82%

Net assets at end of year (in thousands)	$962,947	$983,174	$972,289	$1,006,993	$967,092

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invested a portion of its assets.

Bond Core Plus Fund:

	Year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$0.80	$0.88	$0.84	$1.14	$1.21
Expenses†,††	(0.28)	(0.27)	(0.27)	(0.25)	(0.18)

Net investment income (loss)	0.52	0.61	0.57	0.89	1.03
Net realized and unrealized gain (loss)	1.37	1.00	0.95	1.21	(0.51)

Net increase (decrease) in unit value	1.89	1.61	1.52	2.10	0.52
Net asset value at beginning of period	27.22	25.61	24.09	21.99	21.47

Net asset value at end of period	$29.11	$27.22	$25.61	$24.09	$21.99

Ratio of expenses to average net assets††	0.99%	1.01%	1.09%	1.09%	0.84%
Ratio of net investment income (loss) to average net assets	1.83%	2.34%	2.24%	3.88%	4.73%
Portfolio turnover†††	505%	278%	1,164%	1,422%	806%
Total return	6.94%	6.29%	6.31%	9.55%	2.42%

Net assets at end of period (in thousands)	$382,300	$373,901	$379,152	$386,246	$398,724

†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

Large Cap Equity Fund:

	Year ended December 31,			For the period July 2, 2009(a) to December 31, 2009
	2012	2011	2010
Investment income†	$0.31	$0.25	$0.20	$0.07
Expenses†,††	(0.16)	(0.15)	(0.14)	(0.07)

Net investment income (loss)	0.15	0.10	0.06	—
Net realized and unrealized gain (loss)	2.00	— (b)	1.82	2.15

Net increase (decrease) in unit value	2.15	0.10	1.88	2.15
Net asset value at beginning of period	14.13	14.03	12.15	10.00

Net asset value at end of period	$16.28	$14.13	$14.03	$12.15

Ratio of expenses to average net assets*,††	1.03%	1.05%	1.08%	1.17%
Ratio of net investment income (loss) to average net assets*	0.92%	0.72%	0.54%	0.11%
Portfolio turnover**,†††	41%	55%	118%	68%
Total return**	15.22%	0.71%	15.47%	21.50%

Net assets at end of period (in thousands)	$725,883	$707,936	$806,936	$811,636

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include on those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to the portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

Small-Mid Cap Equity Fund:

	Year ended December 31,			For the period July 2, 2009(a) to December 31, 2009
	2012	2011	2010
Investment income†	$0.31	$0.23	$0.22	$0.11
Expenses†,††	(0.21)	(0.21)	(0.19)	(0.09)

Net investment income (loss)	0.10	0.02	0.03	0.02
Net realized and unrealized gain (loss)	2.00	(0.59)	3.21	2.30

Net increase (decrease) in unit value	2.10	(0.57)	3.24	2.32
Net asset value at beginning of period	15.99	16.56	13.32	11.00

Net asset value at end of period	$18.09	$15.99	$16.56	$13.32

Ratio of expenses to average net assets*,††	1.22%	1.25%	1.29%	1.44%
Ratio of net investment income (loss) to average net assets*	0.54%	0.13%	0.23%	0.29%
Portfolio turnover**,†††	63%	116%	104%	61%
Total return**	13.13%	(3.44)%	24.32%	21.09%

Net assets at end of period (in thousands)	$260,122	$260,256	$309,651	$283,199

(a)	Commencement of operations.
*	Annualized for the periods less than one year.
**	Not annualized for the periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses includes only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests.
†††	With respect to the portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

International All Cap Equity Fund:

	Year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$0.80	$0.82	$0.67	$0.66	$1.27
Expenses†,††	(0.32)	(0.34)	(0.32)	(0.29)	(0.31)

Net investment income (loss)	0.48	0.48	0.35	0.37	0.96
Net realized and unrealized gain (loss)	3.86	(3.37)	2.04	6.10	(16.45)

Net increase (decrease) in unit value	4.34	(2.89)	2.39	6.47	(15.49)
Net asset value at beginning of period	24.41	27.30	24.91	18.44	33.93

Net asset value at end of period	$28.75	$24.41	$27.30	$24.91	$18.44

Ratio of expenses to average net assets††	1.22%	1.27%	1.29%	1.37%	1.13%
Ratio of net investment income (loss) to average net assets	1.83%	1.78%	1.42%	1.77%	3.45%
Portfolio turnover†††	101%	45%	102%	160%	33%
Total return	17.78%	(10.59)%	9.59%	35.09%	(45.65)%

Net assets at end of period (in thousands)	$150,194	$141,052	$172,073	$165,528	$133,960

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses includes only those expenses charged directly to the Fund and does not include expenses charged to the collective investment fund in which the Fund invests a portion of its assets.
†††	With respect to the portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales by the Fund of units of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

Global All Cap Equity Fund:

For the period January 17, 2012(a) to December 31, 2012
Investment income(b)	$—
Net realized and unrealized gain (loss)	2.15

Net increase (decrease) in unit value	2.15
Net asset value at beginning of period	15.00

Net asset value at end of period	$17.15

Ratio of expenses to average net assets*,†	0.00%
Ratio of net investment income (loss) to average net assets(c),(d),*	—
Portfolio turnover**	20%
Total return**	14.33%

Net assets at end of period (in thousands)	$2,015

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
(c)	Does not reflect net investment income from the portion of the Fund invested in the International All Cap Equity Fund, Large Cap Equity Fund, and Small-Mid Cap Equity Fund which retain all net investment income and make no distributions.
(d)	Amounts less than 0.005% are rounded to zero.
*	Annualized.
**	Not annualized.
†	Expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds, including International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund in which the Fund invests a portion of its assets. The estimated acquired fund fees which are incurred directly by the underlying fund were 1.142% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.

Index Funds

Bond Index Fund:

	Year ended December 31,			For the period February 3, 2009(a) to December 31, 2009
	2012	2011	2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.11)	(0.10)	(0.10)	(0.09)

Net investment income (loss)	(0.11)	(0.10)	(0.10)	(0.09)
Net realized and unrealized gain (loss)	0.55	0.96	0.77	0.74

Net increase (decrease) in unit value	0.44	0.86	0.67	0.65
Net asset value at beginning of period	13.18	12.32	11.65	11.00

Net asset value at end of period	$13.62	$13.18	$12.32	$11.65

Ratio of expenses to average net assets*,††	0.78%	0.79%	0.85%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.79)%	(0.85)%	(0.88)%
Portfolio turnover**,†††	15%	12%	16%	158%
Total return**	3.34%	6.98%	5.75%	5.91%

Net assets at end of period (in thousands)	$100,317	$82,386	$56,399	$35,769

(a)	Commencement of operations.
*	Annualized for the periods less than one year.
**	Not annualized for the periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Large Cap Index Equity Fund:

	Year ended December 31,			For the period February 9, 2009(a) to December 31, 2009
	2012	2011	2010
Investment income†,(b)	$—	$—	$—	$—
Expenses†,††	(0.15)	(0.14)	(0.13)	(0.11)

Net investment income (loss)	(0.15)	(0.14)	(0.13)	(0.11)
Net realized and unrealized gain (loss)	2.90	.38	2.35	3.79

Net increase (decrease) in unit value	2.75	0.24	2.22	3.68
Net asset value at beginning of period	18.14	17.90	15.68	12.00

Net asset value at end of period	$20.89	$18.14	$17.90	$15.68

Ratio of expenses to average net assets*,††	0.76%	0.78%	0.81%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.76)%	(0.78)%	(0.81)%	(0.87)%
Portfolio turnover**,†††	9%	21%	23%	159%
Total return**	15.16%	1.34%	14.16%	30.67%

Net assets at end of period (in thousands)	$104,387	$67,975	$55,091	$34,242

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for the periods less than one year.
**	Not annualized for the periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.010% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

All Cap Index Equity Fund:

	Year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$—	$—	$—	$0.03	$0.03
Expenses†,††	(0.31)	(0.29)	(0.27)	(0.22)	(0.18)

Net investment income (loss)	(0.31)	(0.29)	(0.27)	(0.19)	(0.15)
Net realized and unrealized gain (loss)	5.84	0.42	5.21	6.93	(14.44)

Net increase (decrease) in unit value	5.53	0.13	4.94	6.74	(14.59)
Net asset value at beginning of period	35.67	35.54	30.60	23.86	38.45

Net asset value at end of period	$41.20	$35.67	$35.54	$30.60	$23.86

Ratio of expenses to average net assets††	0.78%	0.82%	0.85%	0.87%	0.56%
Ratio of net investment income (loss) to average net assets	(0.78)%	(0.82)%	(0.85)%	(0.76)%	(0.47)%
Portfolio turnover†††	3%	4%	71%	153%	3%
Total return	15.50%	0.37%	16.14%	28.25%	(37.95)%

Net assets at end of period (in thousands)	$285,415	$266,476	$293,142	$266,484	$221,260

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Mid Cap Index Equity Fund:

	Year ended December 31,			For the period February 3, 2009(a) to December 31, 2009
	2012	2011	2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.21)	(0.20)	(0.18)	(0.15)

Net investment income (loss)	(0.21)	(0.20)	(0.18)	(0.15)
Net realized and unrealized gain (loss)	4.30	(0.42)	5.21	6.81

Net increase (decrease) in unit value	4.09	(0.62)	5.03	6.66
Net asset value at beginning of period	24.07	24.69	19.66	13.00

Net asset value at end of period	$28.16	$24.07	$24.69	$19.66

Ratio of expenses to average net assets*,††	0.78%	0.81%	0.84%	0.91%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.81)%	(0.84)%	(0.91)%
Portfolio turnover**,†††	14%	22%	22%	165%
Total return**	16.99%	(2.51)%	25.58%	51.23%

Net assets at end of period (in thousands)	$76,081	$57,815	$44,348	$25,311

(a)	Commencement of operations.
*	Annualized for the periods less than one year.
**	Not annualized for the periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales by the Fund of units of the collective investment fund in which the Fund invests its assets, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Small Cap Index Equity Fund:

	Year ended December 31,			For the period February 3, 2009(a) to December 31, 2009
	2012	2011	2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.21)	(0.21)	(0.19)	(0.16)

Net investment income (loss)	(0.21)	(0.21)	(0.19)	(0.16)
Net realized and unrealized gain (loss)	4.02	(1.07)	5.50	6.83

Net increase (decrease) in unit value	3.81	(1.28)	5.31	6.67
Net asset value at beginning of period	24.70	25.98	20.67	14.00

Net asset value at end of period	$28.51	$24.70	$25.98	$20.67

Ratio of expenses to average net assets*,††	0.78%	0.81%	0.84%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.81)%	(0.84)%	(0.90)%
Portfolio turnover**,†††	23%	32%	33%	192%
Total return**	15.43%	(4.93)%	25.69%	47.64%

Net assets at end of period (in thousands)	$41,989	$31,760	$26,796	$15,508

(a)	Commencement of operations.
*	Annualized for the periods less than one year.
**	Not annualized for the periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

International Index Equity Fund:

	Year ended December 31,			For the period March 3, 2009(a) to December 31, 2009
	2012	2011	2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.23)	(0.25)	(0.23)	(0.20)

Net investment income (loss)	(0.23)	(0.25)	(0.23)	(0.20)
Net realized and unrealized gain (loss)	4.44	(3.89)	2.89	11.48

Net increase (decrease) in unit value	4.21	(4.14)	2.66	11.28
Net asset value at beginning of period	24.80	28.94	26.28	15.00

Net asset value at end of period	$29.01	$24.80	$28.94	$26.28

Ratio of expenses to average net assets*,††	0.86%	0.89%	0.90%	0.96%
Ratio of net investment income (loss) to average net assets*	(0.86)%	(0.89)%	(0.90)%	(0.96)%
Portfolio turnover**,†††	8%	10%	12%	147%
Total return**	16.98%	(14.31)%	10.12%	75.20%

Net assets at end of period (in thousands)	$67,731	$47,981	$44,141	$24,346

(a)	Commencement of operations.
*	Annualized for the periods less than one year.
**	Not annualized for the periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.040%, 0.050% and 0.050% for 2012, 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Real Asset Return Fund

Real Asset Return Fund:

	Year ended December 31,			For the period July 7, 2009(a) to December 31, 2009
	2012	2011	2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.15)	(0.14)	(0.14)	(0.06)

Net investment income (loss)	(0.15)	(0.14)	(0.14)	(0.06)
Net realized and unrealized gain (loss)	1.31	0.99	2.25	2.57

Net increase (decrease) in unit value	1.16	0.85	2.11	2.51
Net asset value at beginning of period	17.47	16.62	14.51	12.00

Net asset value at end of period	$18.63	$17.47	$16.62	$14.51

Ratio of expenses to average net assets*,††	0.82%	0.83%	0.88%	0.95%
Ratio of net investment income (loss) to average net assets*	(0.82)%	(0.83)%	(0.88)%	(0.95)%
Portfolio turnover**,†††	18%	43%	39%	14%
Total return**	6.64%	5.11%	14.54%	20.92%

Net assets at end of period (in thousands)	$31,516	$21,793	$12,789	$5,371

(a)	Commencement of operations.
*	Annualized for the periods less than one year.
**	Not annualized for the periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.018%, 0.020% and 0.020% for 2012, 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Alternative Alpha Fund

Alternative Alpha Fund:

For the period January 17, 2012(a) to December 31, 2012
Investment income†	$0.20
Expenses†,††	(0.07)

Net investment income (loss)	0.13
Net realized and unrealized gain (loss)	0.63

Net increase (decrease) in unit value	0.76
Net asset value at beginning of period	10.00

Net asset value at end of period	$10.76

Ratio of expenses to average net assets*,††	0.71%
Ratio of net investment income (loss) to average net assets*	1.31%
Portfolio turnover**,†††	28%
Total return**	7.60%

Net assets at end of period (in thousands)	$1,172

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.714% for the period from inception to December 31, 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Retirement Date Funds

Lifetime Income Retirement Date Fund:

	Year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.11)	(0.11)	(0.10)	(0.09)	(0.07)

Net investment income (loss)	(0.11)	(0.11)	(0.10)	(0.09)	(0.07)
Net realized and unrealized gain (loss)	1.20	0.57	1.07	1.51	(1.51)

Net increase (decrease) in unit value	1.09	0.46	0.97	1.42	(1.58)
Net asset value at beginning of period	12.37	11.91	10.94	9.52	11.10

Net asset value at end of period	$13.46	$12.37	$11.91	$10.94	$9.52

Ratio of expenses to average net assets††	0.87%	0.89%	0.92%	0.92%	0.67%
Ratio of net investment income (loss) to average net assets	(0.87)%	(0.89)%	(0.92)%	(0.92)%	(0.67)%
Portfolio turnover†††	9%	21%	91%	54%	33%
Total return	8.81%	3.86%	8.87%	14.92%	(14.23)%

Net assets at end of period (in thousands)	$47,288	$35,563	$35,505	$28,934	$27,462

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

2010 Retirement Date Fund:

	Year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.14)	(0.13)	(0.12)	(0.11)	(0.08)

Net investment income (loss)	(0.14)	(0.13)	(0.12)	(0.11)	(0.08)
Net realized and unrealized gain (loss)	1.68	0.99	1.61	1.88	(2.51)

Net increase (decrease) in unit value	1.54	0.86	1.49	1.77	(2.59)
Net asset value at beginning of period	15.10	14.24	12.75	10.98	13.57

Net asset value at end of period	$16.64	$15.10	$14.24	$12.75	$10.98

Ratio of expenses to average net assets††	0.87%	0.90%	0.92%	0.92%	0.67%
Ratio of net investment income (loss) to average net assets	(0.87)%	(0.90)%	(0.92)%	(0.92)%	(0.67)%
Portfolio turnover†††	17%	18%	96%	56%	27%
Total return	10.20%	6.04%	11.69%	16.12%	(19.09)%

Net assets at end of period (in thousands)	$82,908	$63,694	$69,429	$61,971	$49,186

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

2020 Retirement Date Fund:

	Year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.16)	(0.15)	(0.14)	(0.12)	(0.10)

Net investment income (loss)	(0.16)	(0.15)	(0.14)	(0.12)	(0.10)
Net realized and unrealized gain (loss)	2.41	0.99	2.17	2.66	(4.37)

Net increase (decrease) in unit value	2.25	0.84	2.03	2.54	(4.47)
Net asset value at beginning of period	17.32	16.48	14.45	11.91	16.38

Net asset value at end of period	$19.57	$17.32	$16.48	$14.45	$11.91

Ratio of expenses to average net assets††	0.87%	0.89%	0.91%	0.92%	0.67%
Ratio of net investment income (loss) to average net assets	(0.87)%	(0.89)%	(0.91)%	(0.92)%	(0.67)%
Portfolio turnover†††	8%	14%	86%	51%	17%
Total return	12.99%	5.10%	14.05%	21.33%	(27.29)%

Net assets at end of period (in thousands)	$206,880	$155,759	$135,704	$106,568	$74,855

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

2030 Retirement Date Fund:

	Year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.18)	(0.17)	(0.15)	(0.13)	(0.11)

Net investment income (loss)	(0.18)	(0.17)	(0.15)	(0.13)	(0.11)
Net realized and unrealized gain (loss)	2.85	0.68	2.57	3.37	(6.12)

Net increase (decrease) in unit value	2.67	0.51	2.42	3.24	(6.23)
Net asset value at beginning of period	18.96	18.45	16.03	12.79	19.02

Net asset value at end of period	$21.63	$18.96	$18.45	$16.03	$12.79

Ratio of expenses to average net assets††	0.87%	0.89%	0.91%	0.92%	0.67%
Ratio of net investment income (loss) to average net assets	(0.87)%	(0.89)%	(0.91)%	(0.92)%	(0.67)%
Portfolio turnover†††	6%	15%	79%	48%	15%
Total return	14.08%	2.76%	15.10%	25.33%	(32.75)%

Net assets at end of period (in thousands)	$156,156	$115,374	$108,395	$77,025	$51,242

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

2040 Retirement Date Fund:

	Year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.19)	(0.19)	(0.17)	(0.14)	(0.12)

Net investment income (loss)	(0.19)	(0.19)	(0.17)	(0.14)	(0.12)
Net realized and unrealized gain (loss)	3.28	0.04	2.93	4.06	(7.45)

Net increase (decrease) in unit value	3.09	(0.15)	2.76	3.92	(7.57)
Net asset value at beginning of period	20.44	20.59	17.83	13.91	21.48

Net asset value at end of period	$23.53	$20.44	$20.59	$17.83	$13.91

Ratio of expenses to average net assets††	0.86%	0.89%	0.91%	0.92%	0.67%
Ratio of net investment income (loss) to average net assets	(0.86)%	(0.89)%	(0.91)%	(0.92)%	(0.67)%
Portfolio turnover†††	8%	8%	81%	50%	14%
Total return	15.12%	(0.73)%	15.48%	28.18%	(35.24)%

Net assets at end of period (in thousands)	$100,851	$75,286	$69,945	$49,613	$31,314

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

2050 Retirement Date Fund:

For the period January 17, 2012(a) to December 31, 2012
Investment income†	$—
Expenses†,††	(0.18)

Net investment income (loss)	(0.18)
Net realized and unrealized gain (loss)	2.60

Net increase (decrease) in unit value	2.42
Net asset value at beginning of period	20.00

Net asset value at end of period	$22.42

Ratio of expenses to average net assets*,††	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%
Portfolio turnover**,†††	53%
Total return**	12.10%

Net assets at end of period (in thousands)	$1,502

(a)	Commencement of operations.
*	Annualized.
**	Not annualized.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the period from inception to December 31, 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Target Risk Funds

Conservative Risk Fund:

	Year ended December 31,			For the period July 7, 2009(a) to December 31, 2009
	2012	2011	2010
Investment income†, (b)	$—	$—	$—	$—
Expenses†,††	(0.13)	(0.13)	(0.13)	(0.06)

Net investment income (loss)	(0.13)	(0.13)	(0.13)	(0.06)
Net realized and unrealized gain (loss)	1.26	0.93	1.38	1.45

Net increase (decrease) in unit value	1.13	0.80	1.25	1.39
Net asset value at beginning of period	16.44	15.64	14.39	13.00

Net asset value at end of period	$17.57	$16.44	$15.64	$14.39

Ratio of expenses to average net assets*,††	0.79%	0.80%	0.84%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.80)%	(0.83)%	(0.90)%
Portfolio turnover**,†††	30%	55%	35%	5%
Total return**	6.87%	5.12%	8.69%	10.69%

Net assets at end of period (in thousands)	$37,003	$24,760	$16,254	$5,643

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.022%, 0.020% and 0.030% for 2012, 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Moderate Risk Fund:

	Year ended December 31,			For the period July 7, 2009(a) to December 31, 2009
	2012	2011	2010
Investment income†, (b)	$—	$—	$—	$—
Expenses†,††	(0.16)	(0.15)	(0.15)	(0.07)

Net investment income (loss)	(0.16)	(0.15)	(0.15)	(0.07)
Net realized and unrealized gain (loss)	2.09	0.28	2.06	2.50

Net increase (decrease) in unit value	1.93	0.13	1.91	2.43
Net asset value at beginning of period	18.47	18.34	16.43	14.00

Net asset value at end of period	$20.40	$18.47	$18.34	$16.43

Ratio of expenses to average net assets*,††	0.80%	0.81%	0.85%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.80)%	(0.81)%	(0.85)%	(0.91)%
Portfolio turnover**,†††	22%	40%	22%	7%
Total return**	10.45%	0.71%	11.63%	17.36%

Net assets at end of period (in thousands)	$62,518	$46,927	$32,118	$13,581

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.024%, 0.026% and 0.027% for 2012, 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Aggressive Risk Fund:

	Year ended December 31,			For the period July 7, 2009(a) to December 31, 2009
	2012	2011	2010
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.18)	(0.18)	(0.16)	(0.08)

Net investment income (loss)	(0.18)	(0.18)	(0.16)	(0.08)
Net realized and unrealized gain (loss)	2.94	(0.41)	2.79	3.70

Net increase (decrease) in unit value	2.76	(0.59)	2.63	3.62
Net asset value at beginning of period	20.66	21.25	18.62	15.00

Net asset value at end of period	$23.42	$20.66	$21.25	$18.62

Ratio of expenses to average net assets*,††	0.81%	0.84%	0.84%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.84)%	(0.84)%	(0.92)%
Portfolio turnover**,†††	24%	50%	29%	9%
Total return**	13.36%	(2.78)%	14.12%	24.13%

Net assets at end of period (in thousands)	$23,346	$16,543	$12,684	$4,212

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.026%, 0.029% and 0.027% for 2012, 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

Balanced Fund:

	For the year ended December 31,
	2012		2011	2010	2009	2008
Investment income†	$—	(a)	$—	$—	$0.55	$0.95
Expenses(†)††	—		—	—	(0.19)	(0.37)

Net investment income (loss)	—		—	—	0.36	0.58
Net realized and unrealized gain (loss)	11.06		2.92	10.00	14.26	(22.14)

Net increase (decrease) in unit value	11.06		2.92	10.00	14.62	(21.56)
Net asset value at beginning of year	95.63		92.71	82.71	68.09	89.65

Net asset value at end of year	$106.69		$95.63	$92.71	$82.71	$68.09

Ratio of expenses to average net assets††	—%		—%	—%	0.27%	0.46%
Ratio of net investment income (loss) to average net assets(b)	—	%(c)	—%	—%	0.48%	0.71%
Portfolio turnover	13%		43%	5%	38%	32%
Total return	11.57%		3.15%	12.09%	21.47%	(24.05)%
Net assets at end of year (in thousands)	$227,126		$237,871	$269,856	$284,803	$277,953

(a)	Amounts less than $0.005 per unit are rounded to zero.
(b)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.
(c)	Amounts less than 0.005% are rounded to zero.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets. The estimated acquired fund fees which are incurred directly by the underlying fund were 1.002% and 1.019% for 2012 and 2011, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Year Ended December 31, 2012

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

For the year ended December 31, 2012, the Stable Asset Return Fund experienced a total return, net of expenses, of 1.36%. By comparison, the 3 Year Constant Maturity Treasury Yield produced an investment record of 0.38% for the same period. The 3 Year Constant Maturity Treasury Yield does not include an allowance for the fees that an investor would pay for investing in the instruments that comprise that benchmark or for fund expenses.

As of December 31, 2012, the Stable Asset Return Fund invested 9% of its assets in the Northern Trust Global Investments – Collective Government Short Term Investment Fund. For the year ended December 31, 2012, the Northern Trust Global Investments – Collective Government Short Term Investment Fund experienced a total return of 0.17%. The Fund’s holdings of the Northern Trust Global Investments – Collective Government Short Term Investment Fund constitute 0.7% of the assets of such underlying fund.

The Stable Asset Return Fund outperformed the benchmark for the year ended December 31, 2012. Outperformance was primarily driven by an overweight to corporate bonds, commercial mortgage backed securities, asset backed securities and residential mortgage backed securities.

Bond Core Plus Fund

The Bond Core Plus Fund seeks to achieve, over an extended period of time, total returns comparable or superior to broad measures of the domestic bond market. The Bond Core Plus Fund invests its assets in a diversified portfolio of fixed-income securities of varying maturities with a portfolio duration generally from three to six years.

For the year ended December 31, 2012, the Bond Core Plus Fund, which is advised with the assistance of Pacific Investment Management Company LLC, experienced a total return, net of expenses, of 6.94%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 4.21% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise the Index or for fund expenses.

The Bond Core Plus Fund outperformed the Barclays Capital U.S. Aggregate Bond Index for the year ended December 31, 2012. Outperformance was driven by an overweight to financials and select high yield bonds which contributed to performance as financials and high yield bonds proved to be two of the best performing sectors during the year The Fund’s exposure to municipal bonds was also a positive.

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

For the year ended December 31, 2012, the Large Cap Equity Fund experienced a total return, net of expenses, of 15.22%. By comparison, the Russell 1000® Index produced an investment record of 16.42% for the same period. The Russell 1000® Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the year ended December 31, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Columbus Circle Investors (approximately 22% as of December 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by positive stock selection in the information technology and financials sectors. An overweight in energy was also beneficial to performance.

For the year ended December 31, 2012, the portion of the Large Cap Equity Fund advised with the assistance of C.S. McKee, L.P. (approximately 29% as of December 31, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Virtually all of the underperformance occurred during the fourth quarter and was attributable to the portfolio’s investments in the materials and energy sectors.

For the year ended December 31, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Delaware Investment Advisers (approximately 26% as of December 31, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 1000 Value Index, against which the performance of this portion of the Fund is compared. Underperformance was primarily driven by an underweight to the financials sector, which was one of the best performing sectors of the year.

For the year ended December 31, 2012, the portion of the Large Cap Equity Fund advised with the assistance of Jennison Associates LLC (approximately 20% as of December 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 1000 Growth Index, against which the performance of this portion of the Fund is compared. Information technology holdings contributed most to the portfolio’s return as stock selection and an overweight position were beneficial. Stock selection and an underweight position to consumer staples was also beneficial.

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of small—to medium capitalization U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

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

For the year ended December 31, 2012, the Small-Mid Cap Equity Fund experienced a total return, net of expenses, of 13.13%. By comparison, the Russell 2500TM Index produced an investment record of 17.88% for the same period. The Russell 2500 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the year ended December 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Denver Investment Advisors LLC (d/b/a Denver Investments) (approximately 15% as of December 31, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Value Index, against which the performance of this portion of the Fund is compared. The primary drivers of underperformance were positions in the interest rate sensitive, basic materials and energy sectors.

For the year ended December 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Frontier Capital Management Co. LLC (approximately 10% as of December 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund is compared. Outperformance was driven by strong stock selection in financial services, health care, technology and energy sectors.

For the year ended December 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Lombardia Capital Partners, LLC (approximately 15% as of December 31, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Underperformance was driven by negative stock selection, particularly in the financials, consumer staples and materials sectors.

For the year ended December 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 15% as of December 31, 2012) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. Both stock and sector selection were mixed over the past year. While an underweight to utilities had a positive impact on results, this was offset by the negative effects of an overweight to the energy sector and an underweight to the telecommunication services sector.

For the year ended December 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Allianz Global Investors Capital LLC (approximately 9% as of December 31, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Stock selection in the information technology, energy, health care and consumer discretionary sectors were the primary detractors from relative performance.

For the year ended December 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Riverbridge Partners (approximately 10% as of December 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the Russell 2000 Growth Index, against which the performance of this portion of the Fund is compared. Outperformance for the year was driven by the portfolio’s underweight to the underperforming energy sector as well as positive stock selection in the information technology and consumer staples sectors.

For the year ended December 31, 2012, the portion of the Small-Mid Cap Equity Fund advised with the assistance of Systematic Financial Management, L.P. (approximately 15% as of December 31, 2012) positively contributed to the performance of the Fund, but underperformed the Russell Midcap Value Index, against which the performance of this portion of the Fund is compared. The primary detractor from performance was stock selection within the consumer staples, information technology and consumer discretionary sectors.

For the period from January 1, 2012 to December 27, 2012 (the date on which TCW Investment Management Company ceased to provide investment advice with respect to the Small-Mid Cap Equity Fund), the portion of the Small-Mid Cap Equity Fund advised with the assistance of TCW Investment Management Company (approximately 10% as of December 27, 2012) negatively contributed to the performance of the Fund, as well as underperformed the Russell Midcap Growth Index, against which the performance of this portion of the Fund was compared. Negative stock selection in the consumer discretionary and financial sectors were the primary detractors from performance.

TCW Investment Management Company was terminated as an Investment Advisor to the Small-Mid Cap Equity Fund as of December 27, 2012. The portion of the Small-Mid Cap Equity Fund previously managed by TCW Investment Management Company was redistributed with approximately 50%, 25% and 25% of this portion of the Fund allocated to, respectively, the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, Riverbridge Partners and Frontier Capital Management Co. LLC. Please see Note 3, Investment Advisory, Investment Management and Related Party Transactions, in the Notes to Financial Statements for additional information.

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

For the year ended December 31, 2012, the International All Cap Equity Fund experienced a total return, net of expenses, of 17.78%. By comparison, the Morgan Stanley Capital International (“MSCI”) All-Country World (“ACWI”) ex-US Index produced an investment record of 16.83% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

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

For the year ended December 31, 2012, the portion of the International All Cap Equity Fund advised with the assistance of Altrinsic Global Advisors, LLC (approximately 22% as of December 31, 2012) negatively contributed to the performance of the Fund, as well as underperformed the MSCI Europe, Australasia, Far East (“EAFE”) Value ND Index, against which the performance of this portion of the Fund is compared. A lack of exposure to European banks as well as weakness in Japanese industrial holdings were the primary detractors from performance.

For the period from on or about April 25, 2012 (the date on which American Century Investment Management, Inc. commenced providing investment advice with respect to the International All Cap Equity Fund) to December 31, 2012, the portion of the International All Cap Equity Fund advised with the assistance of American Century Investment Management, Inc. (approximately 15% as of December 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Stock selection in the materials sector, especially among metals, mining and chemicals companies, positively contributed to relative performance, as did holdings in the health care sector.

For the year ended December 31, 2012, the portion of the International All Cap Equity Fund advised with the assistance of First State Investments International Limited (approximately 23% as of December 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the MSCI Emerging Markets ND Index, against which the performance of this portion of the Fund is compared. Stock selection in Brazil was positive over the twelve months, particularly the position in Anheuser Busch-InBev, which rose on optimism about its growth prospects. Stock selection in the consumer staples sector also contributed to performance.

For the year ended December 31, 2012, the portion of the International All Cap Equity Fund advised with the assistance of LSV Asset Management (approximately 22% as of December 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the MSCI EAFE Value ND Index, against which the performance of this portion of the Fund is compared. Outperformance was primarily driven by strong stock selection in the materials and energy sectors.

For the period from on or about June 11, 2012 (the date on which William Blair & Company, L.L.C. commenced providing investment advice with respect to the International All Cap Equity Fund) to December 31, 2012, the portion of the International All Cap Equity Fund advised with the assistance of William Blair & Company, L.L.C. (approximately 15% as of December 31, 2012) negatively contributed to the performance of the Fund, but outperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Stock selection in the consumer discretionary sector, especially in luxury goods, contributed positively to performance. Regionally, an underweight position to Japan and Asia combined with an overweight position to continental Europe further contributed to performance.

Eagle Global Advisors LLC and Martin Currie Inc. were terminated as Investment Advisors to the International All Cap Equity Fund during the second quarter of 2012. Please see Note 3, Investment Advisory, Investment Management and Related Party Transactions, in the Notes to Financial Statements for additional information.

Global All Cap Equity Fund

The Global All Cap Equity Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of global stock markets by investing primarily in equity securities of companies located throughout the world, including those domiciled in the U.S.

For the period from commencement of operations on January 17, 2012 to December 31, 2012, the Global All Cap Equity Fund experienced a total return, net of expenses, of 14.33%. By comparison, the MSCI ACWI Index produced an investment record of 12.79% for the same period. The MSCI ACWI Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

For the period from commencement of operations on January 17, 2012 to December 31, 2012, the segment of the Global All Cap Equity Fund which is invested through the Large Cap Equity Fund (approximately 35% as of December 31, 2012) underperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund above for a discussion of the performance of the Large Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the period from commencement of operations on January 17, 2012 to December 31, 2012, the segment of the Global All Cap Equity Fund which is invested through the Small-Mid Cap Equity Fund (approximately 5% as of December 31, 2012) underperformed the Russell 2500 Index. Please refer to the discussion of the investment performance of the Small-Mid Cap Equity Fund above for a discussion of the performance of the Small-Mid Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

For the period from commencement of operations on January 17, 2012 to December 31, 2012, the segment of the Global All Cap Equity Fund which is invested through the International All Cap Equity Fund (approximately 60% as of December 31, 2012) outperformed the MSCI ACWI ex-US Index. Please refer to the discussion of the investment performance of the International All Cap Equity Fund above for a discussion of the performance of the International All Cap Equity Fund segment of the Global All Cap Equity Fund for such period.

Bond Index Fund

The Bond Index Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the Barclays Capital U.S. Aggregate Bond Index by investing generally in securities which are included in such Index. The Barclays Capital U.S. Aggregate Bond Index is representative of the domestic investment grade bond market.

For the year ended December 31, 2012, the Bond Index Fund experienced a total return, net of expenses, of 3.34%. By comparison, the Barclays Capital U.S. Aggregate Bond Index produced an investment record of 4.21% for the same period. The Barclays Capital U.S. Aggregate Bond Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The Bond Index Fund invests 100% of its assets in the SSgA U.S. Bond Index Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA U.S. Bond Index Non-Lending Series Fund Class A experienced a total return of 4.18%. The Fund’s holdings of the SSgA U.S. Bond Index Non-Lending Series Fund Class A constitute 1.2% of the assets of such underlying fund.

The performance of the Bond Index Fund for the year ended December 31, 2012 was consistent with the Barclays Capital U.S. Aggregate Bond Index after taking expenses into account.

Large Cap Index Equity Fund

The Large Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P 500® by investing generally in securities included in such Index. The S&P 500 represents approximately 75% of the U.S. equity market based on market capitalization.

For the year ended December 31, 2012, the Large Cap Index Equity Fund experienced a total return, net of expenses, of 15.16%. By comparison, the S&P 500 produced an investment record of 16.00% for the same period. The S&P 500 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The Large Cap Index Fund invests 100% of its assets in the SSgA S&P 500® Index Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA S&P 500® Index Non-Lending Series Fund Class A experienced a total return of 16.02%. The Fund’s holdings of the SSgA S&P 500® Index Non-Lending Series Fund Class A constitute 0.4% of the assets of such underlying fund.

The performance of the Large Cap Index Equity Fund for the year ended December 31, 2012 was consistent with the S&P 500 after taking expenses into account.

All Cap Index Equity Fund

The All Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total return of the Russell 3000 Index by investing generally in securities included in such Index. The Russell 3000 Index represents approximately 98% of the U.S. equity market based on market capitalization.

For the year ended December 31, 2012, the All Cap Index Equity Fund experienced a total return, net of expenses, of 15.50%. By comparison, the Russell 3000 Index produced an investment record of 16.42% for the same period. The Russell 3000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The All Cap Index Equity Fund invests 100% of its assets in the SSgA Russell All Cap® Index Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA Russell All Cap® Index Non-Lending Series Fund Class A experienced a total return of 16.42%. The Fund’s holdings of the Russell All Cap® Index Non-Lending Series Fund Class A constitute 6.7% of the assets of such underlying fund.

The performance of the All Cap Index Equity Fund for the year ended December 31, 2012 was consistent with the Russell 3000 Index after taking expenses into account.

Mid Cap Index Equity Fund

The Mid Cap Index Equity Fund seeks to replicate, after taking into account Fund expenses, the total rate of return of the S&P MidCap 400® by investing generally in securities included in such Index. The S&P MidCap 400 includes 400 companies and represents approximately 7% of the U.S. equity market based on market capitalization.

For the year ended December 31, 2012, the Mid Cap Index Equity Fund experienced a total return, net of expenses, of 16.99%. By comparison, the S&P MidCap 400 produced an investment record of 17.88% for the same period. The S&P MidCap 400 does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The Mid Cap Index Equity Fund invests 100% of its assets in the SSgA S&P MidCap® Index Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA S&P MidCap® Index Non-Lending Series Fund Class A experienced a total return of 17.92%. The Fund’s holdings of the SSgA S&P MidCap® Index Non-Lending Series Fund Class A constitute 2.1% of the assets of such underlying fund.

The performance of the Mid-Cap Index Equity Fund for the year ended December 31, 2012 was consistent with the S&P MidCap 400 after taking expenses into account.

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

For the year ended December 31, 2012, the Small Cap Index Equity Fund experienced a total return, net of expenses, of 15.43%. By comparison, the Russell 2000 Index produced an investment record of 16.35% for the same period. The Russell 2000 Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The Small Cap Index Equity Fund invests 100% of its assets in the SSgA Russell Small Cap Index Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA Russell Small Cap Index Non-Lending Series Fund Class A experienced a total return of 16.29%. The Fund’s holdings of the SSgA Russell Small Cap Index Non-Lending Series Fund Class A constitute 1.0% of the assets of such underlying fund.

The performance of the Small Cap Index Equity Fund for the year ended December 31, 2012 was consistent with the Russell 2000 Index after taking expenses into account.

International Index Equity Fund

The investment objective of the International Index Equity Fund is to replicate, after taking into account Fund expenses, the total rate of return of the MSCI ACWI ex-US Index by investing generally in securities included in such Index. The MSCI ACWI ex-US Index consists of approximately 1,830 securities in 44 markets, with securities of emerging markets representing approximately 24% of the Index.

For the year ended December 31, 2012, the International Index Equity Fund experienced a total return, net of expenses, of 16.98%. By comparison, the MSCI ACWI ex-US Index produced an investment record of 16.83% for the same period. The MSCI ACWI ex-US Index does not include an allowance for the fees that an investor would pay for investing in the securities that comprise that Index or for fund expenses.

The International Index Equity Fund invests 100% of its assets in the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A experienced a total return of 17.98%. The Fund’s holdings of the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A constitute 1.1% of the assets of such underlying fund.

The performance of the International Index Equity Fund for the year ended December 31, 2012 was consistent with the MSCI ACWI ex-US Index after taking expenses and fair value adjustments into account.

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

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank. During the year ended December 31, 2012, these funds were comprised of the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund.

The composite benchmark for the Real Asset Return Fund is the composite investment records of the respective benchmarks for the three underlying asset classes to which the Real Asset Return Fund allocates assets. During the year ended December 31, 2012, the composite benchmark for the Real Asset Return Fund included the Dow Jones U.S. Select REIT Index, the Dow Jones-UBS Commodity Index and the Barclays Capital U.S. Treasury Inflation Protected Securities Index and was weighted based on the Fund’s target allocations to the asset classes to which these underlying benchmarks relate.

For the year ended December 31, 2012, the Fund experienced a total return, net of expenses, of 6.64%. By comparison, the composite benchmark produced an investment record of 7.66% for the same period. None of the indices comprising the composite benchmark include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The Real Asset Return Fund invests 50% of its assets in the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A experienced a total return of 6.92%. The Fund’s holdings of the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A constitute 0.7% of the assets of such underlying fund.

The Real Asset Return Fund invests 26% of its assets in the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A experienced a total return of 17.00%. The Fund’s holdings of the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A constitute 3.5% of the assets of such underlying fund.

The Real Asset Return Fund invests 24% of its assets in the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A experienced a total return of -1.08%. The Fund’s holdings of the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A constitute 7.8% of the assets of such underlying fund.

The performance of the Real Asset Return Fund for the year ended December 31, 2012 was consistent with its composite benchmark after taking expenses into account.

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

For the period from commencement of operations on January 17, 2012 to December 31, 2012, the Alternative Alpha Fund experienced a total return, net of expenses, of 7.6%. By comparison, a combination of Standard & Poor’s 500 Index and Barclays Capital U.S. Aggregate Bond Index, each weighted 50%, produced an investment record of 8.43% for the same period. The Standard & Poor’s 500 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

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

For the period from commencement of operations on January 17, 2012 to December 31, 2012, the portion of the Alternative Alpha Fund invested in the AQR Risk Parity Fund (approximately 40% as of December 31, 2012) positively contributed to the performance of the Fund, as well as outperformed the 60% Standard & Poor’s 500 Index/40% Barclays Capital U.S. Aggregate Bond Index blended index, against which the performance of this portion of the Fund is compared. Performance over the year was supported by all asset classes. Equities performed well throughout the year. The largest contributor was the credit and emerging currencies portion of the portfolio. Fixed income contributed 4.1% and inflation related assets added 1.6%. Overall, the portfolio benefitted from its diversification across asset classes as many markets performed well throughout the year.

For the period from commencement of operations on January 17, 2012 to December 31, 2012, the portion of the Alternative Alpha Fund invested in the Wellington Trust Real Total Return Portfolio (approximately 60% as of December 31, 2012) negatively contributed to the performance of the Fund, but outperformed the Consumer Price Index Core +3%, against which the performance of this portion of the Fund is compared. The second half of the year was strong for pro-cyclical assets and the portfolio was positioned to benefit from such returns. Top contributors for the year were emerging markets inflation-linked bonds, global government bonds, U.S. TIPS, currencies and commodities.

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

The Retirement Date Funds seek to achieve their objectives by investing in various indices or other collective investment funds maintained by State Street Bank. During the year ended December 31, 2012, these funds included, in the case of some or all of the Retirement Date Funds and in varying allocations, the SSgA U.S. Long Government Bond Index Non-Lending Series Fund, the SSgA U.S. Bond Index Non-Lending Series Fund, the SSgA U.S. High Yield Bond Index Non-Lending Series Fund, the SSgA U.S. Short-Term Government/Credit Bond Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, the SSgA S&P 500® Index Non-Lending Series Fund, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund, the SSgA S&P MidCap® Index Non-Lending Series Fund, the SSgA Russell Small/Mid Cap® Index Non-Lending Series Fund, the SSgA Dow Jones-UBS Roll Select Commodity Index(SM) Non-Lending Series Fund, the SSgA Russell Small Cap® Index Non-Lending Series Fund and the SSgA/Tuckerman Global Real Estate Securities Index Non-Lending Series Fund.

The composite benchmark for each of the Retirement Date Funds is the composite investment records of the respective benchmarks for the underlying asset classes to which each of the Retirement Date Funds allocates assets from time to time. During the year ended December 31, 2012, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Long Government Bond Index, the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. High Yield Very Liquid Index, the Barclays Capital 1-3 Year Government/Credit Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the S&P 500, the MSCI ACWI ex-USA IMI Index, the S&P MidCap 400, the Russell 2000 Index, the FTSE EPRA/NAREIT Global Developed Liquid Index, the Russell Small-Cap Completeness Index and the Dow Jones-UBS Roll Select Commodity Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such benchmarks relate.

For the year ended December 31, 2012, the Retirement Date Funds experienced a total return, net of expenses, of 8.81% for the Lifetime Income Retirement Date Fund, 10.20% for the 2010 Retirement Date Fund, 12.99% for the 2020 Retirement Date Fund, 14.08% for the 2030 Retirement Date Fund, 15.12% for the 2040 Retirement Date Fund. For the period from the commencement of operations on January 17, 2012 to December 31, 2012, the 2050 Retirement Date Fund experienced a total return, net of expenses, of 12.10%. By comparison, the composite benchmark for each Retirement Date Fund produced an investment record of 9.77%, 11.08%, 13.66%, 14.75%, 15.82% and 12.68%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The Lifetime Income Retirement Date Fund invests 100% of its assets in the SSgA Target Retirement Income Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA Target Retirement Income Non-Lending Series Fund Class A experienced total return of 9.80%. The Fund’s holdings of the SSgA Target Retirement Income Non-Lending Series Fund Class A constitute 27.4% of the assets of such underlying fund.

The 2010 Retirement Date Fund invests 100% of its assets in the SSgA Target Retirement 2010 Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA Target Retirement 2010 Non-Lending Series Fund Class A experienced total returns of 11.12%. The Fund’s holdings of the SSgA

Target Retirement 2010 Income Non-Lending Series Fund Class A constitute 22.8% of the assets of such underlying fund.

The 2020 Retirement Date Fund invests 100% of its assets in the SSgA Target Retirement 2020 Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA Target Retirement 2020 Non-Lending Series Fund Class A experienced total returns of 13.92%. The Fund’s holdings of the SSgA Target Retirement 2020 Income Non-Lending Series Fund Class A constitute 20.4% of the assets of such underlying fund.

The 2030 Retirement Date Fund invests 100% of its assets in the SSgA Target Retirement 2030 Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA Target Retirement 2030 Non-Lending Series Fund Class A experienced total returns of 15.06%. The Fund’s holdings of the SSgA Target Retirement 2030 Income Non-Lending Series Fund Class A constitute 28.0% of the assets of such underlying fund.

The 2040 Retirement Date Fund invests 100% of its assets in the SSgA Target Retirement 2040 Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA Target Retirement 2040 Non-Lending Series Fund Class A experienced total returns of 16.12%. The Fund’s holdings of the SSgA Target Retirement 2040 Income Non-Lending Series Fund Class A constitute 34.8% of the assets of such underlying fund.

The 2050 Retirement Date Fund invests 100% of its assets in the SSgA Target Retirement 2050 Non-Lending Series Fund Class A. For the period from January 17, 2012 to December 31, 2012, the SSgA Target Retirement 2050 Non-Lending Series Fund Class A experienced total returns of 12.99%. The Fund’s holdings of the SSgA Target Retirement 2050 Income Non-Lending Series Fund Class A constitute 2.7% of the assets of such underlying fund.

The performance of each Retirement Date Fund for the year ended December 31, 2012 was consistent with its respective composite benchmark after taking into account expenses.

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

The Target Risk Funds seek to achieve their objectives by investing in various index or other collective investment funds maintained by State Street Bank. During the year ended December 31, 2012, these funds included, in the case of some or all of the Target Risk Funds and in varying allocations, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA International Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the NTGI Collective Short Term Investment Fund and the SSgA Dow Jones UBS-Commodity Index Non-Lending Series Fund Class A.

The composite benchmark for each of the Target Risk Funds is the composite investment records of the respective benchmarks for the underlying asset classes to which each of the Target Risk Funds allocates assets. During the year ended December 31, 2012, the respective benchmarks comprising the composite benchmarks included some or all of the Barclays Capital U.S. Aggregate Bond Index, the Barclays Capital U.S. Treasury Inflation Protected Securities Index, the Russell 3000® Index, the MSCI ACWI Ex-US Index, the Dow Jones U.S. Select REIT Index, the Barclays Capital U.S. Treasury Inflation Protected Securities, the Merrill Lynch 3-Month T-Bill and the Dow Jones UBS Commodity Index and were weighted based on each Fund’s respective target allocations to the asset classes to which such underlying benchmarks relate.

For the year ended December 31, 2012, the Target Risk Funds experienced a total return, net of expenses, of 6.87% for the Conservative Risk Fund, 10.45% for the Moderate Risk Fund and 13.36% for the Aggressive Risk Fund. By comparison, the composite benchmark for each Target Risk Fund produced an investment record of 7.63%, 11.13%, and 13.99%, respectively, for the same period. None of the indices comprising the composite benchmarks include an allowance for the fees that an investor would pay for investing in the securities that comprise such indices or for fund expenses.

The Conservative Risk Fund invests 56%, 13%, 12%, 5%, 9% and 5% of its assets in, respectively, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, International Index Non-Lending Series Fund Class A, and the NTGI Short Term Investment Fund. For the year ended December 31, 2012, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the NTGI Short Term Investment Fund and the International Index Non-Lending Series Fund Class A experienced total returns of, respectively, 4.18%, 16.42%, 6.92%, 17.00%, 17.98% and 0.20%. The Fund’s holdings of the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, International Index Non-Lending Series Fund Class A, and the NTGI Short Term Investment Fund constitutes, respectively, 0.3%, 0.1%, 0.2%, 0.8%, 0.1% and .01% of the assets of such underlying fund.

The Moderate Risk Fund invests 34%, 30%, 20%, 7%, 5%, 2% and 2% of its assets in, respectively, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A and the NTGI Short Term Investment Fund. For the year ended December 31, 2012, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A and the NTGI Short Term Investment Fund experienced total returns, respectively, of 4.18%, 16.42%, 17.98%, 6.92%, 17.00% and -1.08%. The Fund’s holdings of the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A, the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A and the NTGI Short Term Investment Fund constitutes, respectively, 0.3%, 0.4%, 0.2%, 0.2%, 1.4%, 1.3% and 0.01% of the assets of such underlying fund.

The Aggressive Risk Fund invests 15%, 44%, 31%, 5%, 4% and 1% of its assets in, respectively, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and the SSgA Dow Jones UBS-Commodity

IndexSM Non-Lending Series Fund Class A, and the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A. For the year ended December 31, 2012, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, and the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, experienced total returns, respectively, of 4.18%, 16.42%, 17.98%, -17.00%, -1.08% and 6.92%. The Fund’s holdings of the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, and the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A constitutes, respectively, 0.04%, 0.2%, 0.1%, 0.5%, 0.9% and 0.02% of the assets of such underlying fund.

The performance of each Target Risk Fund for the year ended December 31, 2012 was consistent with its respective composite benchmark after taking expenses into account.

Balanced Fund

Certain assets contributed to the Program are held in the Balanced Fund. However, the Collective Trust no longer offers Units in the Balanced Fund, and Northern Trust intends to terminate the Balanced Fund.

The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. The Fund invests in publicly traded common stocks, other equity-type securities, medium-to long-term debt securities with varying maturities and money market instruments.

For the year ended December 31, 2012, the Balanced Fund experienced a total return, net of expenses, of 11.57%. By comparison, a combination of the Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index, weighted 60%/40%, respectively, produced an investment record of 11.55% for the same period. The Russell 1000 Index and the Barclays Capital U.S. Aggregate Bond Index do not include an allowance for the fees that an investor would pay for investing in the securities that comprise the indices or for fund expenses.

For the year ended December 31, 2012, the equity segment of the Balanced Fund, which is invested through the Large Cap Equity Fund, underperformed the Russell 1000 Index. Please refer to the discussion of the investment performance of the Large Cap Equity Fund, above, for a discussion of the performance of the equity segment of the Balanced Fund for such period.

For the year ended December 31, 2012, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, outperformed the Barclays Capital U.S. Aggregate Bond Index. Please refer to the discussion of the investment performance of the Bond Core Plus Fund, above, for a discussion of the performance of the debt segment of the Balanced Fund for such period.

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

Small-Mid Cap Equity Fund

The Small-Mid Cap Equity Fund seeks to outperform, over extended periods of time, broad measures of the U.S. stock market. The Fund invests primarily in common stocks and other equity-type securities of small-to medium capitalization U.S. companies with market capitalizations, at the time of purchase, of between $100 million and $20 billion.

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

For the year ended December 31, 2011, the portion of the International All Cap Equity Fund advised with the assistance of Eagle Global Advisors LLC (approximately 15% as of December 31, 2011) negatively contributed to the performance of the Fund, as well as underperformed the MSCI EAFE Growth ND Index, against which the performance of this portion of the Fund is compared. Stock selection in consumer staples and telecommunications services contributed positively to performance, while stock selection in industrials, information technology and consumer discretionary sectors detracted from performance. An overweight to the poor- performing financials, as well as an underweight to the more defensive consumer staples sector, also detracted from relative performance.

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

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank. During the year ended December 31, 2011, these funds included the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSMNon-Lending Series Fund.

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

The Aggressive Risk Fund invests 15%, 43%, 30%, 5%, 4%, and 1% of its assets in the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and the SSgA Dow Jones UBS- Commodity IndexSM Non-Lending Series Fund Class A, and the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A. For the year ended December 31, 2011, the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, and

the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A, experienced total returns of 7.83%, 1.17%, -13.51%, 9.35%, -13.33%, and 13.52% respectively. For the period from May 2, 2011 (the date the Aggressive Risk Fund first invested in the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A) through December 31, 2011, such the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A experienced a total return, net of expenses, of 8.4%. The Fund’s holdings of the SSgA U.S. Bond Index Non-Lending Series Fund Class A, the SSgA Russell All Cap Index Non-Lending Series Fund Class A, the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, the SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A and the SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A, and the U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A constitutes 0.02%, 0.52%, 0.11%, 0.28%, 0.65% and 0.02% of the assets of such underlying fund, respectively.

The performance of each Target Risk Fund for the year ended December 31, 2011 was consistent with its respective composite benchmark after taking expenses into account.

Balanced Fund

Certain assets contributed to the Program are held in the Balanced Fund. However, the Collective Trust no longer offers Units in the Balanced Fund and Northern Trust intends to terminate the Balanced Fund.

The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. The Fund invests in publicly traded common stocks, other equity-type securities, medium-to long-term debt securities with varying maturities and money market instruments.

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

For the year ended December 31, 2011, the debt segment of the Balanced Fund, which is invested through the Bond Core Plus Fund, underperformed the Barclays Capital U.S. Aggregate Bond Index. Refer to a discussion of the investment performance of the Bond Core Plus Fund, above, for a description of the performance of the debt segment of the Balanced Fund for such period

Year Ended December 31, 2010

Stable Asset Return Fund

The Stable Asset Return Fund seeks to provide current income consistent with the preservation of principal and liquidity. The Stable Asset Return Fund invests in investment contracts, which we refer to as Traditional Investment Contracts, so-called “Synthetic GICs” with associated underlying assets, and high-quality, fixed-income instruments, which we refer to as Short Term Investment Products. Such investments may be made directly by the Fund or indirectly through its investment in other collective investment funds maintained by one or more banks, including Northern Trust Investments.

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

The Fund seeks to achieve its objective by investing indirectly in various index or other collective investment funds maintained by State Street Bank. During the year ended December 31, 2010, these funds included the SSgA/Tuckerman REIT Index Non-Lending Series Fund, the SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund and the SSgA Dow Jones UBS-Commodity IndexSMNon-Lending Series Fund.

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

The Balanced Fund seeks to achieve, over an extended period of time, total returns comparable to or superior to an appropriate combination of broad measures of the domestic stock and bond markets. The Fund invests in publicly traded common stocks, other equity-type securities, medium—to long-term debt securities with varying maturities and money market instruments.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Under the supervision and with the participation of the Collective Trust’s Principal Executive Officer and Principal Financial Officer, the Collective Trust conducted an evaluation of the disclosure controls and procedures (as such term is defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) of the Collective Trust, each of the Funds and the Balanced Fund. Based on such evaluation, the Collective Trust’s Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control Over Financial Reporting: The Collective Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) for the Collective Trust, each of the Funds and the Balanced Fund. Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer of the Collective Trust, the Collective Trust’s management conducted evaluations of the effectiveness of the internal control over financial reporting of the Collective Trust, each of the Funds and the Balanced Fund based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluations, the Collective Trust’s management concluded that internal control over financial reporting was effective as of December 31, 2012. The effectiveness of internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting: During the quarter ended December 31, 2012, there have been no changes in the internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the internal control over financial reporting of the Collective Trust, each of the Funds or the Balanced Fund.

The certifications of the Principal Executive Officer and the Principal Financial Officer of the Collective Trust filed herewith apply to the Collective Trust, each of the Funds and the Balanced Fund.

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance.

Officers of Northern Trust Investments

Northern Trust Investments, as trustee of the Collective Trust, has primary responsibility for investment management with respect to each of the investment options and the Balanced Fund. As part of its responsibility, Northern Trust Investments appoints the officers of the Collective Trust, who have responsibility for administering all the investment options and the Balanced Fund. The following is a biographical summary of each of the officers of the Collective Trust, including age as of December 31, 2012:

Thomas R. Benzmiller. Mr. Benzmiller, age 53, is the Principal Executive Officer of the Collective Trust and has served in such capacity since July 2010. Mr. Benzmiller joined Northern Trust in 2001 and is a Senior Vice President of Northern Trust Investments. He currently serves as Managing Executive for the Northern Trust Global Investments Program Solutions Group. Prior to his current role, he served as Chief Marketing Officer for Northern Trust’s Manager of Managers business and Managing Director of Northern Trust’s Hong Kong office. He held various corporate treasury and finance positions prior to joining Northern Trust Investments, including the Chief Investment Officer for Honda of America Manufacturing Co., Inc.

Randal Rein. Mr. Rein, age 42, is the Principal Financial Officer and Principal Accounting Officer of the Collective Trust and has served in such capacity since July 2010. Mr. Rein joined Northern Trust in 2001 and is currently a Senior Vice President of Northern Trust Investments. He joined Northern Trust’s Fund Administration in 2001 where he has held a variety of management positions within the accounting and administration group. He also serves as the Treasurer of the Northern Funds, the Northern Institutional Funds, the NT Alpha Strategies Fund, NT Equity Long/Short Strategies Fund and FlexShares Trust.

The officers of the Collective Trust receive no direct remuneration from the Collective Trust, but do receive remuneration from Northern Trust Investments or its affiliates.

Directors of Northern Trust Investments

The Collective Trust does not have a board of directors. The Collective Trust is a trust with a corporate trustee, which is Northern Trust Investments. For purposes of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Securities and Exchange Commission adopted under that Act, the board of directors of Northern Trust Investments has responsibility for the functions with respect to audit matters relating to the Collective Trust. Each member of the board of directors of Northern Trust Investments is an employee of Northern Trust Investments or its affiliates. The following is a biographical summary of each member of the board of directors of Northern Trust Investments, including age as of December 31, 2012:

Robert P. Browne. Mr. Browne, age 47, is an Executive Vice President of Northern Trust Investments and serves as its Chief Investment Officer. Mr. Browne also chairs Northern Trust Investments’ Investment Policy Committee and is responsible for investment performance, process and philosophy. Prior to joining Northern Trust in January 2009, Mr. Browne served as Chief Investment Officer for Fixed Income and Proprietary Investments at ING Investment Management where he worked from 2004 to 2009. From 2002 to 2004, Mr. Browne was founder and Managing Partner of the alternative investment firm Picador Capital. From 1997 to 2001, he served in various capacities with Merrill Lynch Investments including as the Co-Head of Americas Fixed Income. Mr. Browne has over twenty years of investment advisory experience and is a Chartered Financial Analyst. Mr. Browne has served as a director of Northern Trust Investments since February 2009.

Christopher W. Carlson. Mr. Carlson, age 51, joined Northern Trust in 2005 and is a Senior Vice President of Northern Trust Investments. He currently serves as its Chief Operating Officer and Head of Global Strategic Development. He is responsible for the development and implementation of Northern Trust’s new business strategy for institutional and personal market channels as well as the business systems and infrastructure. Mr. Carlson has served as a director of Northern Trust Investments since June 2010. Prior to joining Northern Trust, Mr. Carlson served as Executive Director and Chief of Staff at UBS AG, Global Asset Management Division.

Stephen N. Potter. Mr. Potter, age 56, joined Northern Trust in 1982 and is currently the Chairman, President & Chief Executive Officer of Northern Trust Investments. He is also an Executive Vice President of Northern Trust and is a member of its management group. From 2001 to 2008, Mr. Potter was based in London and served as the Chief Executive Officer of Europe, Middle East and Africa overseeing all of Northern Trust’s businesses in the region. He also served as Chairman and Chief Executive Officer of Northern Trust Global Services Ltd. and Chairman of Northern Trust Global Investments, Ltd. He previously served in London as Segment Head, International and Global Fund Services. Prior to assuming his responsibilities in London, he served as the Managing Director of the Institutional Group within Northern Trust Investments. Mr. Potter has 30 years of experience in the financial services industry. Mr. Potter has served as a director of Northern Trust Investments from December 1997 to July 2003 and since April 2008. In the past seven years, Mr. Potter has also served as a director of Northern Trust Global Advisors, Inc., Northern Trust (Ireland) Limited, Northern Trust European Holdings Limited, Northern Trust Fiduciary Services (Guernsey), Northern Trust GFS Holdings Limited, Northern Trust Global Investments Limited, Northern Trust Global Services Limited, Northern Trust Guernsey Holdings Limited, Northern Trust Holdings Limited and International Fund Administration Services (Ireland) Limited.

Beth M. Provanzana. Ms. Provanzana, age 40, is a Senior Vice President of Northern Trust Investments and serves as its Chief Financial Officer. Ms. Provanzana has 17 years of experience in the financial services industry. Prior to joining Northern Trust in 2010, Ms. Provanzana served in various roles at JPMorgan Chase and its predecessors, most recently as a Principal of Chase Capital Corporation from 2007 to 2009. From 2005 to 2007, Ms. Provanzana served as the Manager of Planning and Analysis for Retail Banking, managing a team responsible for management reporting, budgeting and forecasting financial results for JPMorgan Chase’s national retail banking network. Ms. Provanzana has served as a director of Northern Trust Investments since February 2011.

Alan W. Robertson. Mr. Robertson, age 57, who joined Northern Trust in 1999, is an Executive Vice President of Northern Trust Investments and currently serves as its Global Head of Sales and Service. From September 2007 to February 2010, he served as the President and Chief Executive Officer of Northern Trust Global Advisors, Inc., responsible for all aspects of Northern Trust’s multi-manager investment business. He was formerly Group Head, Wealth Advisory of Northern Trust’s Personal Financial Services business unit from November 2004 to September 2007. Mr. Robertson joined Northern Trust from Eager & Associates, Inc., where he was a Principal and Senior Consultant. He began his career at Aetna Life and Casualty, where he served in various executive positions including as a Managing Director of Aetna Investment Management (Hong Kong) Ltd. Mr. Robertson has served as a director of Northern Trust Investments from January 2002 to February 2005 and since September 2007. In the past five years, Mr. Robertson has also served as a director of Northern Trust Global Advisors, Inc. and The Northern Trust Company of Connecticut.

Shundrawn A. Thomas. Mr. Thomas, age 39, is a Senior Vice President of Northern Trust Investments, Inc. and currently serves as Managing Director and Global Head of Northern Trust’s Exchange Traded Funds Group. Previously, Mr. Thomas served as President and Chief Executive of

Northern Trust Securities, Inc. a wholly owned subsidiary of Northern Trust Corporation, where he was responsible for overseeing financial management and working with regulators, including FINRA and the Securities and Exchange Commission. Previously, from December of 2005 to December 2008, Mr. Thomas served as Senior Vice President and Head of Corporate Strategy for Northern Trust.

Lloyd A. Wennlund. Mr. Wennlund, age 55, joined Northern Trust in 1989 and is currently an Executive Vice President of Northern Trust Investments and Head of NTGI’s Defined Contribution Business. He also serves as the President of the Northern Funds and Northern Institutional Funds. He served as the President of Northern Trust Securities, Inc. from 1997 to 2008, Head of Product Management from 2004 to 2008 and Director of Marketing for Personal Financial Services from 1994 to 1997. Mr. Wennlund has served as a director of Northern Trust Investments since May 2000. In the past five years, Mr. Wennlund has also served as a director of NT Global Advisors, Inc. (Canada).

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

ABA RF Collective Funds Trust Committee

The ABA RF Collective Funds Trust Committee is responsible for oversight of the Collective Trust with respect to investment, financial, infrastructure, compliance, legal and risk management matters. Two directors of Northern Trust Investments serve as voting members of the Committee. The Principal Executive Officer of the Collective Trust and Principal Financial Officer and Principal Accounting Officer of the Collective Trust are non-voting members of the Committee. The Committee met four times in 2012.

Disclosure Control Committee

The Disclosure Control Committee is responsible for monitoring the Collective Trust’s internal controls over financial reporting. The Principal Executive Officer of the Collective Trust and the Principal Financial Officer and Principal Accounting Officer of the Collective Trust are members of the Committee, together with certain employees of Northern Trust Investments responsible for various services with respect to the Collective Trust. The Committee met four times in 2012.

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

Audit Fees

The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the principal auditor for the Collective Trust, for the audits of the Collective Trust’s annual financial statements and the effectiveness of internal control over financial reporting, and for the review of financial statements included in the Collective Trust’s quarterly reports filed on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements (such as comfort letters, statutory audits, attest services, consents and services to comply with generally accepted auditing standards) were $594,750 and $564,700 for the fiscal years ended December 31, 2012 and 2011, respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services provided to the Collective Trust by PwC that are reasonably related to the performance of the audit or review of the Collective Trust’s financial statements and not reported under “—Audit Fees” were $0 and $0 for the fiscal years ended December 31, 2012 and 2011, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by PwC to the Collective Trust for tax compliance, tax advice and tax planning were $0 and $9,000 for the fiscal years ended December 31, 2012 and 2011, respectively.

All Other Fees

The aggregate fees billed by PwC to the Collective Trust for any products and services not disclosed above were $0 and $0 for the fiscal years ended December 31, 2012 and 2011, respectively.

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

ITEM 15(b).	Exhibits, including those incorporated by reference:

Exhibit No.	Description of Document
3.1	American Bar Association Members/Northern Trust Collective Trust, Amended and Restated Declaration of Trust, effective as of July 1, 2010, included as Exhibit 3.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.2	American Bar Association Members/Northern Trust Collective Trust, Tenth Amended and Restated Fund Declaration for the Stable Asset Return Fund, effective as of July 1, 2010, included as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

3.3	American Bar Association Members/Northern Trust Collective Trust, Sixth Amended and Restated Fund Declaration for the Bond Core Plus Fund, effective as of July 1, 2010, included as Exhibit 3.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.4	American Bar Association Members/Northern Trust Collective Trust, Second Amended and Restated Fund Declaration for the Large Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.4 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.5	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Small-Mid Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.5 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.6	American Bar Association Members/Northern Trust Collective Trust, Tenth Amended and Restated Fund Declaration for the International All Cap Equity Fund, effective as of July 1, 2010, included as Exhibit 3.6 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.7	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Index Funds, effective as of July 1, 2010, included as Exhibit 3.7 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.8	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Real Asset Return Fund, effective as of July 1, 2010, included as Exhibit 3.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.9	American Bar Association Members/Northern Trust Collective Trust, Fourth Amended and Restated Fund Declaration for the Retirement Date Funds, effective as of November 10, 2011, included as Exhibit 3.9 to Registrant’s Form S-1 Registration Statement No. 333-177124 and incorporated herein by reference thereto.

3.10	American Bar Association Members/Northern Trust Collective Trust, First Amended and Restated Fund Declaration for the Target Risk Funds, effective as of July 1, 2010, included as Exhibit 3.10 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

3.11	American Bar Association Members/Northern Trust Collective Trust, Tenth Amended and Restated Fund Declaration for the Balanced Fund, effective as of July 1, 2010, included as Exhibit 3.11 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

3.12	American Bar Association Members/Northern Trust Collective Trust, Fund Declaration for the Global All Cap Equity Fund, effective as of November 10, 2011, included as Exhibit 3.12 to Registrant’s Form S-1 Registration Statement No. 333-177124 and incorporated herein by reference thereto.

3.13	American Bar Association Members/Northern Trust Collective Trust, Fund Declaration for the Alternative Alpha Fund, effective as of November 10, 2011, included as Exhibit 3.13 to Registrant’s Form S-1 Registration Statement No. 333-177124 and incorporated herein by reference thereto.

4.1	American Bar Association Members/Northern Trust Collective Trust, Declaration of Trust and Fund Declaration for each Fund, included in Exhibits No. 3.1 through 3.13 above.

10.1	Amended and Restated American Bar Association Members Pooled Trust for Retirement Plans effective as of July 1, 2010 between the ABA Retirement Funds and The Northern Trust Company, included as Exhibit 10.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.2	Amended and Restated American Bar Association Members Retirement Trust effective as of July 1, 2010 between the ABA Retirement Funds and The Northern Trust Company, included as Exhibit 10.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3	American Bar Association Members Retirement Plan—Basic Plan Document No. 01 as amended and related adoption agreements, included as Exhibit 10.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3.1	Amendment No. 1 to the 2008 Restatement of the American Bar Association Members Retirement Plan—Basic Plan Document No. 01, included as Exhibit 10.3.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3.2	Amendment No. 2 to the 2008 Restatement of the American Bar Association Members Retirement Plan—Basic Plan Document No. 01, included as Exhibit 10.3.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.3.3	Amendment No. 3 to the 2008 Restatement of the American Bar Association Members Retirement Plan—Basic Plan Document No. 01, included as Exhibit 10.3.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4	American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02 and related adoption agreements, included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference thereto.

10.4.1	Amendment 2002-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.2	Amendment 2003-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.3	EGTRRA Amendment to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.3 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.4.4	Amendment 2005-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.4 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.5	Amendment 2008-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.5 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.6	Amendment 2008-2 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.6 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.7	Amendment 2009-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.7 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.4.8	Amendment 2010-1 to the American Bar Association Members Defined Benefit Pension Plan—Basic Plan Document No. 02, included as Exhibit 10.4.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.5	Fiduciary Investment Services Agreement dated August 15, 2008 by and among ABA Retirement Funds, The Northern Trust Company and Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.), a wholly-owned subsidiary of Northern Trust, included as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference thereto.

10.5.1	Supplement Number One to Fiduciary Investment Services Agreement dated June 29, 2009 between The Northern Trust Company, Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and ABA Retirement Funds, included as Exhibit 10.13.1 to Registrant’s Form S-1 Registration Statement No. 333-159466 and incorporated herein by reference thereto.

10.5.2	First Amendment to the Fiduciary Investment Services Agreement dated October 19, 2011 among the ABA Retirement Funds, The Northern Trust Company and Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.), included as Exhibit 10.5.2 to Registrant’s Current Report on Form 8-K filed October 24, 2011 and incorporated herein by reference thereto.

10.6	Program Services Agreement between ABA Retirement Funds and ING Life Insurance and Annuity Company, dated December 6, 2008, included as Exhibit 10.27 to Registrant’s Current Report on Form 8-K filed December 24, 2008 and incorporated herein by reference thereto.

10.6.1	Purchase Order No. 1 to the Program Services Agreement between ING Life Insurance and Annuity Company and ABA Retirement Funds effective September 21, 2009, included as Exhibit 10.6.1 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.6.2	Purchase Order No. 2 to the Program Services Agreement between ING Life Insurance and Annuity Company and ABA Retirement Funds effective April 28, 2010, included as Exhibit 10.6.2 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.6.3	Purchase Order No. 4 to the Program Services Agreement between ING Life Insurance and Annuity Company and ABA Retirement Funds effective March 5, 2011, included as Exhibit 10.6.3 to Registrant’s Current Report on Form 8-K filed April 8, 2011 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.6.4	Purchase Order No. 5 to the Program Services Agreement between ING Life Insurance and Annuity Company and ABA Retirement Funds effective June 28, 2011, included as Exhibit 10.6.4 to Registrant’s Current Report on Form 8-K filed July 1, 2011 and incorporated herein by reference thereto.

10.6.5	Purchase Order No. 6 to the Program Services Agreement between ING Life Insurance and Annuity Company and ABA Retirement Funds effective June 28, 2011, included as Exhibit 10.6.5 to Registrant’s Current Report on Form 8-K filed July 1, 2011 and incorporated herein by reference thereto.

10.6.6	Purchase Order No. 7 dated October 18, 2011 to the Program Services Agreement between ING Life Insurance and Annuity Company and the ABA Retirement Funds, included as Exhibit 10.6.6 to Registrant’s Current Report on Form 8-K filed October 24, 2011 and incorporated herein by reference thereto.

10.6.7	First Amendment to the Program Services Agreement by and between ING Life Insurance and Annuity Company and the ABA Retirement Funds, included as Exhibit 10.6.7 to Registrant’s Current Report on Form 8-K filed December 21, 2011 and incorporated herein by reference thereto

10.7	Guaranty made as of April 10, 2009 by Northern Trust Corporation in favor of the ABA Retirement Funds, included as Exhibit 10.7 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.8	Investment Management Agreement effective as of July 1, 2010 between State Street Global Advisors (a division of State Street Bank and Trust Company) and Northern Trust Investments, N.A., included as Exhibit 10.8 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.8.1	Letter Agreement dated November 1, 2011 amending the Investment Management Agreement between State Street Global Advisors (a division of State Street Bank and Trust Company) and Northern Trust Investments, N.A., included as Exhibit 10.8.1 to Registrant’s Current Report on Form 8-K filed November 7, 2011 and incorporated herein by reference thereto.

10.9	Investment Advisor Agreement effective as of June 30, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Pacific Investment Management Company LLC, included as Exhibit 10.9 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.10	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Jennison Associates LLC, included as Exhibit 10.10 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.11	Investment Advisor Agreement effective as of June 23, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and C.S. McKee, L.P., included as Exhibit 10.11 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.12	Investment Advisor Agreement (Small-Mid Cap Equity Fund) effective as of June 22, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and LSV Asset Management, included as Exhibit 10.12 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.13	Investment Advisor Agreement effective as of June 23, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Frontier Capital Management Co. LLC, included as Exhibit 10.13 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

Exhibit No.	Description of Document

10.14	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Denver Investment Advisors LLC, included as Exhibit 10.15 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.15	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Riverbridge Partners LLC, included as Exhibit 10.16 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.16	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Allianz Global Investors Capital LLC, included as Exhibit 10.17 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.17	Investment Advisor Agreement effective as of June 21, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Altrinsic Global Advisors, LLC, included as Exhibit 10.18 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.18	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Systematic Financial Management, L.P., included as Exhibit 10.20 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.19	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and First State Investments International Limited, included as Exhibit 10.22 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.20	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Delaware Investment Advisers, included as Exhibit 10.23 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.21	Investment Advisor Agreement effective as of July 1, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Columbus Circle Investors, included as Exhibit 10.24 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.22	Investment Advisor Agreement (International All Cap Equity Fund) effective as of June 22, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and LSV Asset Management, included as Exhibit 10.25 to Registrant’s Form S-1 Registration Statement No. 333-166938 and incorporated herein by reference thereto.

10.23	Investment Advisor Agreement effective as of December 8, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Galliard Capital Management, Inc., included as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

10.24	Investment Advisor Agreement (for subaccounts) effective as of December 8, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Galliard Capital Management, Inc., included as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

Exhibit No.		Description of Document

10.25		Investment Advisor Agreement effective as of December 8, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Jennison Associates LLC, included as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

10.26		Investment Advisor Agreement effective as of December 8, 2010 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Pacific Investment Management Company LLC, included as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed December 10, 2010, and incorporated herein by reference thereto.

10.27		Investment Advisor Agreement dated as of April 20, 2011 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Lombardia Capital Partners, LLC, included as Exhibit 10.31 to Registrant’s Form S-1 Registration Statement No. 333-172928 and incorporated herein by reference thereto.

10.28		Form of the Investment Advisor Agreement between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and Wellington Trust Company, National Association, as trustee of the Wellington Trust Multiple Collective Investment Funds Trust II included as Exhibit 10.31 to Registrant’s Form S-1 Registration Statement No. 333-177124 and incorporated herein by reference thereto.

10.29		Investment Advisor Agreement executed April 25, 2012 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and American Century Investment Management Inc., included as Exhibit 10.33 to Registrant’s Current Report on Form 8-K filed May 1, 2012, and incorporated by reference thereto.

10.30		Investment Advisor Agreement executed June 11, 2012 between Northern Trust Investments, Inc. (f/k/a Northern Trust Investments, N.A.) and William Blair & Company, L.L.C., included as Exhibit 10.34 to Registrant’s Current Report on Form 8-K filed June 14, 2012, and incorporated by reference thereto.

31.1	*	Certification of Thomas R. Benzmiller pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Randal Rein pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Thomas R. Benzmiller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Randal Rein pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Determination Letter from the Internal Revenue Service dated March 9, 1992, included as Exhibit 99.1 to Amendment No. 1 to Registrant’s Form S-1 Registration Statement No. 333-104043 and incorporated herein by reference thereto.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Extension Presentation Linkbase Document.

*	Filed herewith.

ITEM 15(c).	Financial statement schedules and financial statements.

See page F-1 for an index to the Financial Statements included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BAR ASSOCIATION MEMBERS/ NORTHERN TRUST COLLECTIVE TRUST

Date: March 18, 2013	By:	/S/ THOMAS R. BENZMILLER
	Name:	Thomas R. Benzmiller
	Title:	Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2013.

Signature	Title

/S/ THOMAS R. BENZMILLER Thomas R. Benzmiller	Principal Executive Officer of the American Bar Association Members/Northern Trust Collective Trust

/S/ RANDAL REIN Randal Rein	Principal Financial Officer and Principal Accounting Officer of the American Bar Association Members/Northern Trust Collective Trust

* Robert P. Browne	Director of Northern Trust Investments, Inc.

* Christopher W. Carlson	Director of Northern Trust Investments, Inc.

* Stephen N. Potter	Director of Northern Trust Investments, Inc.

* Beth M. Provanzana	Director of Northern Trust Investments, Inc.

* Alan W. Robertson	Director of Northern Trust Investments, Inc.

* Shundrawn A. Thomas	Director of Northern Trust Investments, Inc.

* Lloyd A. Wennlund	Director of Northern Trust Investments, Inc.

*By	/S/ THOMAS R. BENZMILLER
Name:	Thomas R. Benzmiller Attorney-in-Fact

American Bar Association Members/Northern Trust Collective Trust

Index To Financial Statements

Report of Independent Registered Public Accounting Firm	F-5

Financial Statements:

Stable Asset Return Fund
Statement of Assets and Liabilities	F-6
Statement of Operations	F-7
Statement of Changes in Net Assets	F-8
Financial Highlights	F-9
Schedule of Investments	F-10

Bond Core Plus Fund
Statement of Assets and Liabilities	F-42
Statement of Operations	F-43
Statement of Changes in Net Assets	F-44
Financial Highlights	F-45
Schedule of Investments	F-46

Large Cap Equity Fund
Statement of Assets and Liabilities	F-55
Statement of Operations	F-56
Statement of Changes in Net Assets	F-57
Financial Highlights	F-58
Schedule of Investments	F-59

Small-Mid Cap Equity Fund
Statement of Assets and Liabilities	F-66
Statement of Operations	F-67
Statement of Changes in Net Assets	F-68
Financial Highlights	F-69
Schedule of Investments	F-70

International All Cap Equity Fund
Statement of Assets and Liabilities	F-86
Statement of Operations	F-87
Statement of Changes in Net Assets	F-88
Financial Highlights	F-89
Schedule of Investments	F-90

Global All Cap Equity Fund
Statement of Assets and Liabilities	F-102
Statement of Operations	F-103
Statement of Changes in Net Assets	F-104
Financial Highlights	F-105
Schedule of Investments	F-106

Bond Index Fund
Statement of Assets and Liabilities	F-107
Statement of Operations	F-108
Statement of Changes in Net Assets	F-109
Financial Highlights	F-110
Schedule of Investments	F-111

Collective Trust Large Cap Index Equity Fund
Statement of Assets and Liabilities	F-112
Statement of Operations	F-113
Statement of Changes in Net Assets	F-114
Financial Highlights	F-115
Schedule of Investments	F-116

All Cap Index Equity Fund
Statement of Assets and Liabilities	F-117
Statement of Operations	F-118
Statement of Changes in Net Assets	F-119
Financial Highlights	F-120
Schedule of Investments	F-121

Mid Cap Index Equity Fund
Statement of Assets and Liabilities	F-122
Statement of Operations	F-123
Statement of Changes in Net Assets	F-124
Financial Highlights	F-125
Schedule of Investments	F-126

Small Cap Index Equity Fund
Statement of Assets and Liabilities	F-127
Statement of Operations	F-128
Statement of Changes in Net Assets	F-129
Financial Highlights	F-130
Schedule of Investments	F-131

International Index Equity Fund
Statement of Assets and Liabilities	F-132
Statement of Operations	F-133
Statement of Changes in Net Assets	F-134
Financial Highlights	F-135
Schedule of Investments	F-136

Real Asset Return Fund
Statement of Assets and Liabilities	F-137
Statement of Operations	F-138
Statement of Changes in Net Assets	F-139
Financial Highlights	F-140
Schedule of Investments	F-141

Alternative Alpha Fund
Statement of Assets and Liabilities	F-142
Statement of Operations	F-143
Statement of Changes in Net Assets	F-144
Financial Highlights	F-145
Schedule of Investments	F-146

Lifetime Income Retirement Date Fund
Statement of Assets and Liabilities	F-147
Statement of Operations	F-148
Statement of Changes in Net Assets	F-149
Financial Highlights	F-150
Schedule of Investments	F-151

2010 Retirement Date Fund
Statement of Assets and Liabilities	F-152
Statement of Operations	F-153
Statement of Changes in Net Assets	F-154
Financial Highlights	F-155
Schedule of Investments	F-156

2020 Retirement Date Fund
Statement of Assets and Liabilities	F-157
Statement of Operations	F-158
Statement of Changes in Net Assets	F-159
Financial Highlights	F-160
Schedule of Investments	F-161

2030 Retirement Date Fund
Statement of Assets and Liabilities	F-162
Statement of Operations	F-163
Statement of Changes in Net Assets	F-164
Financial Highlights	F-165
Schedule of Investments	F-166

2040 Retirement Date Fund
Statement of Assets and Liabilities	F-167
Statement of Operations	F-168
Statement of Changes in Net Assets	F-169
Financial Highlights	F-170
Schedule of Investments	F-171

2050 Retirement Date Fund
Statement of Assets and Liabilities	F-172
Statement of Operations	F-173
Statement of Changes in Net Assets	F-174
Financial Highlights	F-175
Schedule of Investments	F-176

Conservative Risk Fund
Statement of Assets and Liabilities	F-177
Statement of Operations	F-178
Statement of Changes in Net Assets	F-179
Financial Highlights	F-180
Schedule of Investments	F-181

Moderate Risk Fund
Statement of Assets and Liabilities	F-182
Statement of Operations	F-183
Statement of Changes in Net Assets	F-184
Financial Highlights	F-185
Schedule of Investments	F-186

Aggressive Risk Fund
Statement of Assets and Liabilities	F-187
Statement of Operations	F-188
Statement of Changes in Net Assets	F-189
Financial Highlights	F-190
Schedule of Investments	F-191

Balanced Fund
Statement of Assets and Liabilities	F-192
Statement of Operations	F-193
Statement of Changes in Net Assets	F-194
Financial Highlights	F-195
Schedule of Investments	F-196

Report of Independent Registered Public Accounting Firm

To the Unitholders of the American Bar Association

Members/Northern Trust Collective Trust

In our opinion, the accompanying combined and individual statements of assets and liabilities and the related combined and individual statements of operations and changes in net assets present fairly, in all material respects, the combined financial position of the American Bar Association Members/Northern Trust Collective Trust and the individual financial positions of each of the following twenty-four funds comprising American Bar Association Members/Northern Trust Collective Trust: (1) Stable Asset Return Fund; (2) Bond Core Plus Fund; (3) Large Cap Equity Fund; (4) Small-Mid Cap Equity Fund; (5) International All Cap Equity Fund; (6) Global All Cap Equity Fund ; (7) Bond Index Fund; (8) Large Cap Index Equity Fund; (9) All Cap Index Equity Fund; (10) Mid Cap Index Equity Fund; (11); Small Cap Index Equity Fund; (12) International Index Equity Fund; (13) Real Asset Return Fund; (14) Alternative Alpha Fund; (15) Lifetime Income Retirement Date Fund; (16) 2010 Retirement Date Fund; (17) 2020 Retirement Date Fund; (18); 2030 Retirement Date Fund; (19) 2040 Retirement Date Fund; (20) 2050 Retirement Date Fund; (21) Conservative Risk Fund; (22) Moderate Risk Fund; (23) Aggressive Risk Fund; and (24) Balanced Fund (individually a “Fund,” collectively, the “Collective Trust”) at December 31, 2012 and December 31, 2011 (December 31, 2012 for the Global All Cap Equity Fund, Alternative Alpha Fund, and 2050 Retirement Date Fund), and the results of each of their combined and individual operations for each of the three years in the period ended December 31, 2012 (for the period from January 17, 2012 (commencement of operations) to December 31, 2012 for the Global All Cap Equity Fund, Alternative Alpha Fund, and 2050 Retirement Date Fund) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Collective Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Collective Trust’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the combined Collective Trust and on each of the individual Fund’s financial statements and on the Collective Trust’s and each of the individual Fund’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 15, 2013

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investments, at Fair Value (including Wrapper Contracts, at Value of $0 and $0, respectively) (contract value $877,082,472 and $866,813,202, respectively)	$914,165,152	$893,870,854
Northern Trust Global Investments—Collective Government Short-Term Investment Fund (cost $86,915,997 and $115,820,756, respectively)	86,915,997	115,820,756
Receivable for fund units sold	—	1,452,753
Interest and dividends receivable	3,627	1,019
Other assets	28,217	39,257

Total assets	1,001,112,993	1,011,184,639

Liabilities
Payable for fund units redeemed	204,679	—
ING—program fee payable	418,733	428,403
Trustee, management and administration fees payable	70,881	75,725
ABA Retirement Funds—program fee payable	59,859	61,465
Payable for legal and audit services	95,386	142,250
Payable for compliance consultant fees	76,225	74,967
Payable for reports to unitholders	14,783	20,031
Payable for registration fees	107,004	136,158
Other accruals	35,393	13,601

Total liabilities	1,082,943	952,600

Net Assets at fair value	1,000,030,050	1,010,232,039

Adjustment from fair value to contract value for fully benefit responsive contracts	(37,082,680)	(27,057,652)

Net Assets (equivalent to $36.55 and $36.06 per unit based on 26,349,022 and 27,266,480 units outstanding, respectively)	$962,947,370	$983,174,387

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income
Dividends	$21,596,158	$19,773,993	$19,138,782
Interest	—	—	1,286,662
Interest—affiliated issuers	174,049	193,937	3,071

Total investment income	21,770,207	19,967,930	20,428,515

Expenses
ING—program fee	5,003,361	5,048,479	5,214,629
Trustee, management and administration fees	868,961	873,982	943,013
Investment advisory fee	1,476,131	1,478,244	313,563
ABA Retirement Funds—program fee	707,475	713,256	732,168
Legal and audit fees	392,720	392,949	463,517
Compliance consultant fees	110,258	141,797	330,878
Reports to unitholders	12,188	8,460	138,613
Registration fees	168,823	181,184	132,651
Other fees	80,118	51,016	97,748

Total expenses	8,820,035	8,889,367	8,366,780

Less: Expense reimbursement	(129,590)	—	—

Net expenses	8,690,445	8,889,367	8,366,780

Net investment income (loss)	13,079,762	11,078,563	12,061,735

Net increase (decrease) in net assets resulting from operations	$13,079,762	$11,078,563	$12,061,735

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$13,079,762	$11,078,563	$12,061,735

Net increase (decrease) in net assets resulting from operations	13,079,762	11,078,563	12,061,735

From unitholder transactions
Proceeds from units issued	215,914,322	310,522,630	264,044,573
Cost of units redeemed	(249,221,101)	(310,715,798)	(310,809,912)

Net increase (decrease) in net assets from unitholder transactions	(33,306,779)	(193,168)	(46,765,339)

Net increase (decrease) in net assets	(20,227,017)	10,885,395	(34,703,604)
Net Assets
Beginning of year	983,174,387	972,288,992	1,006,992,596

End of year	$962,947,370	$983,174,387	$972,288,992

Number of units
Outstanding-beginning of year	27,266,480	27,272,253	28,591,946
Issued	5,928,809	8,663,425	7,450,229
Redeemed	(6,846,267)	(8,669,198)	(8,769,922)

Outstanding-end of year	26,349,022	27,266,480	27,272,253

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$0.81	$0.73	$0.73	$0.96	$1.47
Expenses†,††	(0.32)	(0.32)	(0.30)	(0.28)	(0.20)

Net investment income (loss)	0.49	0.41	0.43	0.68	1.27

Net increase (decrease) in unit value	0.49	0.41	0.43	0.68	1.27
Net asset value at beginning of year	36.06	35.65	35.22	34.54	33.27

Net asset value at end of year	$36.55	$36.06	$35.65	$35.22	$34.54

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.89%	0.91%	0.85%	0.81%	0.58%
Ratio of net investment income (loss) to average net assets	1.34%	1.14%	1.22%	1.95%	3.73%
Total return	1.36%	1.15%	1.22%	1.97%	3.82%
Net assets at end of year (in thousands)	$962,947	$983,174	$972,289	$1,006,993	$967,092

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Issuer Name	Issuer Rating	Contract ID	Maturity Date	Rate Frequency	Effective Annual Rate (%)	Investments at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investments at Contract Value ($)
SYNTHETIC GUARANTEED INVESTMENT CONTRACTS—(91.3%)
ING	A-	60313	No Stated Maturity	Variable	2.10	363,101,639	—	(15,936,436)	347,165,203
PRUDENTIAL INSURANCE CO. OF AMERICA	AA-	GA-62318	No Stated Maturity	Variable	2.03	363,736,954	—	(15,646,542)	348,090,412
UNITED OF OMAHA LIFE INSURANCE CO.	A+	SVW-15429	No Stated Maturity	Variable	2.31	187,326,559	—	(5,499,702)	181,826,857

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS						914,165,152	—	(37,082,680)	877,082,472

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
UNDERLYING SECURITIES OF SYNTHETIC GUARANTEED INVESTMENT CONTRACTS
GALLIARD MANAGED PORTFOLIO—55.6%
Agency—6.1%
Fannie Mae AO26	2,815,000	0.88	10/26/2017	2,826,401

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Agency (Continued)
Federal Home Loan Banks MN29	2,080,000	3.63	05/29/2013	2,109,744
Federal Home Loan Mortgage Corp. FA25	8,300,000	1.38	02/25/2014	8,411,541
Federal Home Loan Mortgage Corp. JD28	4,275,000	3.75	06/28/2013	4,351,950
Federal Home Loan Mortgage Corp. JD29	4,350,000	1.00	06/29/2017	4,404,027
Federal Home Loan Mortgage Corp. JJ9	3,335,000	1.38	01/09/2013	3,335,800
Federal National Mortgage Association AO15	2,495,000	4.63	10/15/2013	2,582,275
Federal National Mortgage Association JD26	7,250,000	1.50	06/26/2013	7,298,140
Federal National Mortgage Association JJ12	410,000	3.88	07/12/2013	418,143
Federal National Mortgage Association MN27	5,105,000	0.50	05/27/2015	5,123,531
Federal National Mortgage Association MS15	7,660,000	4.38	03/15/2013	7,726,029
Overseas Private Investment Corp.	675,407	—	04/15/2013	678,270
Overseas Private Investment Corp.	3,500,000	—	05/02/2013	3,511,795
Overseas Private Investment Corp.	2,000,000	—	05/02/2013	2,060,360
Overseas Private Investment Corp.	600,000	—	05/02/2014	624,552
Overseas Private Investment Corp.	2,200,000	—	07/12/2014	2,213,684

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Agency (Continued)
Petroleos Mexicanos JD20	2,800,000	1.95	12/20/2022	2,856,084

				60,532,326

Asset Backed—8.2%
Ally Auto Receivables Trust, Series 2011-2, Class A3 Mo-15	1,953,608	1.18	04/15/2015	1,961,091
Ally Auto Receivables Trust, Series 2011-3, Class A3 Mo-15	2,674,652	0.97	08/17/2015	2,683,478
Ally Auto Receivables Trust, Series 2011-4, Class A2 Mo-15	133,786	0.65	03/17/2014	133,814
American Express Credit, Mo-15	2,700,000	0.59	10/15/2015	2,700,594
American Express Credit, Series 2012-2, Class A Mo-15	2,500,000	0.68	03/15/2018	2,508,000
AmeriCredit Automobile Receivables Trust Mo-8	131,229	0.90	09/08/2014	131,245
AmeriCredit Automobile Receivables Trust, Series 2011-3, Class A2 Mo-8	140,239	0.84	11/10/2014	140,323
AmeriCredit Automobile Receivables Trust, Series 2011-4, Class A2 Mo-8	165,547	0.92	03/09/2015	165,749
AmeriCredit Automobile Receivables Trust, Series 2012-1, Class A2 Mo-8	1,362,252	0.91	01/08/2014	1,365,644

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
AmeriCredit Automobile Receivables Trust, Series 2012-3, Class A2 Mo-9	2,250,000	0.71	03/09/2014	2,253,825
Brazos Higher Education Authority, Series 2011-1, Class A1 FMAN25	491,903	0.76	02/25/2020	492,075
Brazos Higher Education Authority, Series 2011-2, Class A1 JAJO25	576,511	0.87	01/27/2020	578,500
Carmax Auto Owner Trust, Series 2012-3, Class A3 Mo-15	1,825,000	0.52	07/17/2017	1,824,416
CNH Equipment Trust, Series 2011-B, Class A2 Mo-15	843,858	0.71	12/15/2014	844,508
CNH Equipment Trust, Series 2011-C, Class A2 Mo-15	1,071,064	0.90	10/15/2013	1,073,217
CNH Equipment Trust, Series 2012-B, Class A3 Mo-15	2,800,000	0.86	12/15/2015	2,816,716
CNH Equipment Trust, Series 2012-C, Class A3 Mo-26	2,825,000	0.57	12/15/2017	2,825,452
Discover Card Master Trust, Series 2012-A1, Class A1 Mo-15	2,250,000	0.81	08/15/2017	2,266,965
Educational Funding of the South, Inc., Series 2011-1, Class A1 JAJO25	1,246,048	0.87	10/25/2021	1,250,983
Ford Credit Auto Lease Trust, Series 2012-B, Class A3 Mo-3	2,250,000	0.57	09/15/2015	2,252,115
Ford Credit Auto Owner Trust, Series 2011-A, Class A3 Mo-15	1,013,425	0.97	01/15/2015	1,015,715

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Ford Credit Auto Owner Trust, Series 2011-B, Class A3 Mo-15	1,084,839	0.84	06/15/2015	1,087,606
GE Capital CC Master Trust, Series 2012-5, Class A Mo-15	2,450,000	0.95	06/15/2018	2,471,168
GE Dealer Floorplan Master Note Trust, Series 2011-1, Class A Mo-20	400,000	0.81	07/20/2016	402,152
GE Dealer Floorplan Master Note Trust, Series 2011-1, Class A3 Mo-20	1,421,750	1.00	10/20/2014	1,424,722
GE Dealer Floorplan Master Note Trust, Series 2012-3, Class A Mo-20	2,800,000	0.70	06/22/2015	2,812,572
GE Equipment Midticket LLC, Series 2012-1, Class A3 Mo-26	2,250,000	0.60	05/23/2016	2,252,295
GE Equipment Transportation LLC, Series 2012-1, Class A3 Mo-22	1,700,000	0.99	11/23/2015	1,710,540
GE Equipment Transportation LLC, Series 2012-1, Class A3 Mo-24	2,220,000	0.62	07/25/2016	2,222,553
Honda Auto Receivables Owner Trust, Series 2011-2, Class A3 Mo-18	1,781,486	0.94	03/18/2015	1,788,042
Honda Auto Receivables Owner Trust, Series 2012-1, Class A3 Mo-15	1,650,000	0.77	01/15/2016	1,657,788

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
John Deere Owner Trust, Series 2011-A, Class A3 Mo-15	1,682,984	1.29	01/15/2016	1,691,769
John Deere Owner Trust, Series 2012-A, Class A3 Mo-15	2,500,000	0.75	03/15/2016	2,508,600
Mercedes-Benz Auto Receivables Trust, Series 2011-1, Class A3 Mo-15	1,445,712	0.85	03/16/2015	1,449,109
Montana Higher Education Student Assistance Corp., Series 2012-1, Class A1 Mo-20	1,636,138	0.81	09/20/2022	1,638,756
NCUA Guaranteed Notes JD12	1,500,000	1.40	06/12/2015	1,534,455
NCUA Guaranteed Notes Mo-12	2,725,000	0.23	06/12/2013	2,724,864
NCUA Guaranteed Notes Mo-9	2,106,951	0.66	10/07/2020	2,114,852
NCUA Guaranteed Notes, Series 2010-A1, Class A Mo-7	3,797,216	0.56	12/07/2020	3,808,608
NCUA Guaranteed Notes, Series 2011-R4, Class 1A Mo-7	483,573	0.59	03/06/2020	483,602
NCUA Guaranteed Notes, Series 2011-R6, Class 1A Mo-7	717,747	0.59	05/07/2020	718,981
Nissan Auto Receivables Owner Trust, Series 2011-A, Class A3 Mo-15	2,675,000	1.18	02/16/2015	2,687,305
North Carolina State Education Assistance Authority, Series 2011-2, Class A1 JAJO25	1,015,712	0.77	10/26/2020	1,008,155

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
North Carolina State Education Assistance Authority, Series 2011-2, Class A1 JAJO25	3,220,147	1.01	07/25/2039	3,251,672
Panhandle-Plains Higher Education Authority, Inc., Series 2011-1, Class A1 JAJO1	852,786	0.81	10/01/2018	852,044
Santander Drive Auto Receivables Trust, Series 2011-1, Class A2 Mo-15	76,058	0.94	02/18/2014	76,074
Santander Drive Auto Receivables Trust, Series 2012-2, Class A2 Mo-15	702,583	0.91	10/15/2013	704,389
Santander Drive Auto Receivables Trust, Series 2012-5, Class A2 Mo-15	1,850,000	0.57	12/15/2015	1,851,795
SLM Student Loan Trust, Series 2010-1, Class A Mo-25	991,678	0.61	03/25/2025	993,374
SLM Student Loan Trust, Series 2012-7, Class A Mo-25	2,708,971	0.37	02/27/2017	2,707,915
United States Small Business Administration, Series 2006-10A, Class 1 MS1	249,391	5.52	03/10/2016	267,821

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
United States Small Business Administration, Series 2006-10B, Class A MS1	292,858	5.54	09/10/2016	319,669

				82,507,672

Commercial Mortgage Backed Securities—4.4%
Banc of America Merrill Lynch Commercial Mortgage, Inc. 2 A4 Mo-1	642,503	5.06	03/11/2041	652,244
Banc of America Merrill Lynch Commercial Mortgage, Inc. 2 A5 Mo-1	2,575,000	4.86	07/10/2043	2,794,081
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2005-5, Class A4 Mo-1	1,700,000	5.12	10/10/2045	1,884,212
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2006-1, Class A4 Mo-1	1,500,000	5.37	09/10/2045	1,682,985
Banc of America Merrill Lynch Commercial Mortgage, Inc., Series 2006-2, Class A4 Mo-1	2,500,000	5.73	05/10/2045	2,864,175
Bear Stearns Commercial Mortage, Inc., Series 2006-PW14, Class A4 Mo-1	2,500,000	5.20	12/11/2038	2,864,925

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
CFCRE Commercial Mortgage Trust, Series 2011-C2, Class A1 Mo-1	2,008,426	1.56	12/15/2021	2,038,994
Citigroup Commercial Mortage, Series 2012-GC8, Class A1 Mo-1	2,678,934	0.69	09/10/2045	2,679,551
Credit Suisse First Boston Mortgage Securities Corp. C5 A4 Mo-1	2,500,000	5.10	08/15/2038	2,747,900
GE Capital Mortgage Corp., Series 2005-C3, Class A7A Mo-1	2,500,000	4.97	07/10/2045	2,743,700
GS Mortgage Security Corp. II, Series 2005-GG4, Class A4A Mo-1	1,775,000	4.75	07/10/2039	1,914,426
JPMorgan Chase Commercial Mortgage Securities Corp. LDP5 A4 Mo-1	2,300,000	5.20	12/15/2044	2,563,511
JPMorgan Chase Commercial Mortgage Securities Corp. ML1A A2 Mo-1	1,078,067	4.77	03/12/2039	1,078,476
JPMorgan Chase Commercial Mortgage Securities Corp., Series 2005-CB11, Class A4 Mo-1	1,700,000	5.34	08/12/2037	1,859,154
LB-UBS Commercial Mortgage Trust C2 A4 Mo-11	2,550,000	4.37	03/15/2036	2,640,704
Merrill Lynch Mortgage Trust Mo-1	2,413,000	4.75	06/12/2043	2,620,494

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities (Continued)
Merrill Lynch Mortgage Trust, Series 2004 KEY2, Class A2 Mo-1	50,158	4.17	08/12/2039	50,244
Morgan Stanley Capital I, Inc. HQ5 A4 Mo-1	2,575,000	5.17	01/14/2042	2,761,070
Morgan Stanley Capital I, Inc., Series 2005-IQ10, Class A4A Mo-1	2,500,000	5.23	09/15/2042	2,751,475
Morgan Stanley Dean Witter Capital I, Series 2002-IQ3, Class A4 Mo-1	398,260	5.08	09/15/2037	398,149
UBS Barclays Commercial Mortgage, Series 2012-C4 Class A1	2,775,000	0.67	12/10/2045	2,771,753

				44,362,223

Corporate—8.6%
American Express Credit Corp. JD12	400,000	1.75	06/12/2015	408,376
Anheuser-Busch InBev Worldwide, Inc. WOR JJ15	1,900,000	0.80	07/15/2015	1,904,978
AT&T, Inc. MS15	250,000	5.10	09/15/2014	268,550
Bank of Montreal JAJO29	1,800,000	0.78	04/29/2014	1,807,776
Bank of New York Mellon Corp.
FA20	700,000	1.20	02/20/2015	707,518
BB&T Corp. AO28	450,000	2.05	04/28/2014	458,505
BB&T Corp. JAJO28	1,250,000	1.01	04/28/2014	1,257,850

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Berkshire Hathaway Finance Corp. MN15	770,000	1.60	05/15/2017	784,846
BHP Billiton Finance USA Ltd. FA24	1,100,000	1.63	02/24/2017	1,124,838
BNP Paribas FA23	1,250,000	3.60	02/23/2016	1,323,063
BNP Paribas JAJO10	450,000	1.25	01/10/2014	451,368
BNY Mellon NA JD15	1,132,000	4.75	12/15/2014	1,217,624
Bottling Group LLC MS15	750,000	6.95	03/15/2014	806,460
BP Capital Markets PLC AO1	450,000	3.13	10/01/2015	477,698
Carolina Power & Light Co. AO1	950,000	5.15	04/01/2015	1,040,592
Carolina Power & Light Co. JD15	800,000	5.25	12/15/2015	907,328
Caterpillar Financial Services Corp. AO1	450,000	1.65	04/01/2014	456,516
Caterpillar Financial Services Corp. FA17	1,125,000	6.13	02/17/2014	1,199,419
Caterpillar Financial Services Corp. FA17	300,000	4.75	02/17/2015	324,546
Chevron Corp. JD5	540,000	1.10	12/05/2017	543,769
Cisco Systems, Inc. MS14	1,750,000	1.63	03/14/2014	1,776,180
Citigroup, Inc. JAJO1	19,000	1.24	04/01/2014	19,021
Coca-Cola Co. MN15	450,000	1.50	11/15/2015	460,832
Coca-Cola Co. MS15	835,000	3.63	03/15/2014	866,371
Cooperatieve Centrale Raiffeisen- Boerenleenbank B.A. JJ19	1,450,000	3.38	01/19/2017	1,557,721
Credit Suisse JJ14	1,250,000	2.20	01/14/2014	1,269,075
Credit Suisse USA, Inc. JJ15	500,000	4.88	01/15/2015	538,890

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Deutsche Bank A.G./London JJ11	1,150,000	3.25	01/11/2016	1,216,930
Diageo Capital PLC MN11	500,000	1.50	05/11/2017	507,070
Diageo Finance B.V. JJ15	1,150,000	3.25	01/15/2015	1,207,880
Duke Energy Ohio, Inc. JD15	270,000	2.10	06/15/2013	271,979
EI du Pont de Nemours & Co. MS15	1,000,000	4.75	03/15/2015	1,088,230
EI du Pont de Nemours & Co. MS25	400,000	1.75	03/25/2014	406,700
General Electric Capital Corp. JAJO7	400,000	0.94	04/07/2014	402,160
General Electric Capital Corp. JD11	560,000	1.00	12/11/2015	562,251
General Electric Capital Corp. MN4	1,080,000	5.55	05/04/2020	1,283,882
General Electric Capital Corp. MN9	400,000	2.25	11/09/2015	413,084
General Electric Co. AO9	215,000	0.85	10/09/2015	215,757
Genzyme Corp. JD15	1,050,000	3.63	06/15/2015	1,124,981
GlaxoSmithKline Capital PLC MN8	800,000	0.75	05/08/2015	803,904
GlaxoSmithKline Capital, Inc. AO15	400,000	4.38	04/15/2014	419,796
Goldman Sachs Group, Inc. FA7	450,000	3.63	02/07/2016	476,334
Goldman Sachs Group, Inc. FMAN7	1,500,000	1.31	02/07/2014	1,504,380
Honeywell International, Inc. FA15	1,300,000	3.88	02/15/2014	1,349,517
HSBC Bank USA AO1	1,550,000	4.63	04/01/2014	1,619,270
HSBC Bank USA JJ16	160,000	1.63	01/16/2018	160,146
Intel Corp. AO1	980,000	1.95	10/01/2016	1,012,438
Intel Corp. JD15	850,000	1.35	12/15/2017	849,754
International Business Machines Corp. JJ5	1,300,000	2.00	01/05/2016	1,343,251
John Deere Capital Corp. MS3	1,500,000	1.60	03/03/2014	1,519,680
JPMorgan Chase & Co. MS1	2,050,000	3.45	03/01/2016	2,177,121

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Key Bank N.A. MS26	1,265,000	5.09	03/26/2015	1,377,294
Microsoft Corp. JD1	1,925,000	2.95	06/01/2014	1,995,917
Occidental Petroleum Corp. FA1	600,000	2.50	02/01/2016	630,270
Peco Energy Co. AO15	425,000	5.60	10/15/2013	441,686
PepsiAmericas, Inc. FA15	1,050,000	4.38	02/15/2014	1,094,027
Potomac Electric Power Co. AO15	500,000	4.65	04/15/2014	524,515
Praxair, Inc. MS31	1,611,000	4.38	03/31/2014	1,687,120
Province of Ontario Canada JJ27	1,450,000	1.38	01/27/2014	1,465,762
Public Service Co. of Colorado AO1	1,200,000	5.50	04/01/2014	1,272,768
Public Service Electric & Gas Co. JJ1	225,000	5.00	01/01/2013	225,000
Public Service Electric & Gas Co. MN1	250,000	2.70	05/01/2015	260,925
Puget Sound Energy, Inc. AO1	1,435,000	5.20	10/01/2015	1,595,505
Rio Tinto Finance USA Ltd. MN20	1,250,000	2.50	05/20/2016	1,304,913
Rio Tinto Finance USA Ltd. MS22	400,000	2.00	03/22/2017	409,456
Royal Bank of Canada MS13	1,725,000	1.15	03/13/2015	1,743,716
Sanofi MS28	750,000	1.63	03/28/2014	760,583
Shell International Finance B.V. JD28	1,600,000	3.10	06/28/2015	1,694,976
Simon Property Group L.P. JD1	450,000	5.75	12/01/2015	506,898
Simon Property Group L.P. JD15	1,250,000	5.10	06/15/2015	1,376,900
Southern California Edison Co. JJ15	550,000	5.00	01/15/2014	574,492
Southern California Edison Co. MS15	1,250,000	5.75	03/15/2014	1,326,825
Southern California Gas Co. MS15	250,000	5.50	03/15/2014	264,775

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Corporate (Continued)
State Street Corp. MS7	1,400,000	2.88	03/07/2016	1,485,246
Target Corp. JAJO18	360,000	0.49	07/18/2014	361,076
Target Corp. JJ18	160,000	1.13	07/18/2014	161,557
Toronto-Dominion Bank JJ14	620,000	1.38	07/14/2014	628,159
Total Capital Canada Ltd. JJ28	1,650,000	1.63	01/28/2014	1,672,589
Total Capital S.A. JD24	400,000	3.00	06/24/2015	422,500
Toyota Motor Credit Corp. JJ11	1,250,000	2.80	01/11/2016	1,315,050
Toyota Motor Credit Corp. JJ12	500,000	2.05	01/12/2017	517,130
Travelers Cos., Inc. JD1	1,800,000	5.50	12/01/2015	2,037,312
Unilever Capital Corp. FA15	1,250,000	3.65	02/15/2014	1,292,438
United Parcel Service, Inc. AO1	500,000	3.88	04/01/2014	521,025
US Bank N.A./Cincinnati OH FA4	1,150,000	6.30	02/04/2014	1,219,541
Verizon Communications, Inc. MS28	250,000	1.95	03/28/2014	254,520
Wal-Mart Stores, Inc. AO15	700,000	1.63	04/15/2014	711,592
Wal-Mart Storesm, Inc. MN15	1,200,000	3.20	05/15/2014	1,246,572
Walt Disney Company JD1	1,100,000	1.10	12/01/2017	1,102,310
Wisconsin Public Service Corp. JD1	1,060,000	4.80	12/01/2013	1,096,941
Yale University AO15	1,370,000	2.90	10/15/2014	1,429,540

				85,905,626

Mortgage Backed Securities—5.6%
Fannie Mae Mo-1	5,770,000	0.95	11/25/2015	5,824,065
Fannie Mae Pool #AB6092 Mo-1	5,362,265	2.50	09/01/2022	5,628,126
Fannie Mae Pool #AB6093 Mo-1	2,593,203	2.50	09/01/2022	2,721,774
Fannie Mae Pool #AB6343 Mo-1	2,629,106	2.50	10/01/2022	2,759,457
Fannie Mae Pool #AB6819 Mo-1	2,665,997	2.50	11/01/2022	2,798,177

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Backed Securities (Continued)
Fannie Mae Pool #AP4058 Mo-1	4,853,302	3.00	08/01/2027	5,129,503
Fannie Mae Pool #MA1139 Mo-1	3,776,988	2.50	07/01/2022	3,964,251
Fannie Mae Pool #MA1168 Mo-1	7,219,953	2.50	08/01/2022	7,577,918
Fannie Mae Pool #MA1212 Mo-1	1,942,434	2.50	09/01/2022	2,038,740
Fannie Mae Pool #MA1241 Mo-1	6,029,446	2.50	10/01/2022	6,328,386
Fannie Mae Pool #MA1278 Mo-1	2,726,418	2.50	11/01/2022	2,861,594
Fannie Mae Pool #MA1288 Mo-1	2,675,885	2.00	11/01/2022	2,750,033
Freddie Mac, Series KF01-A, Class Mo-25	2,650,706	0.56	04/25/2019	2,662,024
Ginnie Mae II Pool #757351 Mo-1	2,533,506	4.12	08/01/2062	2,869,236

				55,913,284

Mortgage Pass—Through—14.9%
Fannie Mae Pool #467149 Mo-1	1,829,833	2.82	01/01/2016	1,929,504
Fannie Mae Pool #467186 Mo-1	3,800,000	2.82	02/01/2016	4,016,068
Fannie Mae Pool #467379 Mo-1	1,846,853	2.77	02/01/2016	1,948,263
Fannie Mae Pool #467617 Mo-1	1,497,000	2.93	03/01/2016	1,587,928
Fannie Mae Pool #467646 Mo-1	802,717	3.07	03/01/2016	851,755
Fannie Mae Pool #467730 Mo-1	2,982,832	3.18	04/01/2016	3,180,325
Fannie Mae Pool #467964 Mo-1	4,375,000	2.92	04/01/2016	4,638,069
Fannie Mae Pool #468311 Mo-1	3,009,902	2.82	06/01/2016	3,194,319
Fannie Mae Pool #470107 Mo-1	2,688,849	1.94	01/01/2017	2,798,393
Fannie Mae Pool #725206 Mo-1	1,328,788	5.50	02/01/2034	1,460,378
Fannie Mae Pool #725222 Mo-1	2,047,649	5.50	02/01/2034	2,250,427
Fannie Mae Pool #791030 Mo-1	1,070,690	2.90	07/01/2034	1,141,030
Fannie Mae Pool #AB2791 Mo-1	3,293,514	3.50	04/01/2021	3,494,813

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass—Through (Continued)
Fannie Mae Pool #AB3885 Mo-1	1,842,153	3.00	11/01/2021	1,945,258
Fannie Mae Pool #AB4843 Mo-1	2,662,697	2.50	04/01/2022	2,794,714
Fannie Mae Pool #AI3571 Mo-1	2,457,032	3.29	06/01/2041	2,583,938
Fannie Mae Pool #AI4379 Mo-1	1,902,606	3.28	11/01/2041	2,007,954
Fannie Mae Pool #AJ2155 Mo-1	1,608,078	2.71	10/01/2041	1,675,457
Fannie Mae Pool #AJ3160 Mo-1	2,160,801	2.65	10/01/2041	2,247,298
Fannie Mae Pool #AJ3295 Mo-1	2,303,754	2.67	11/01/2041	2,399,290
Fannie Mae Pool #AJ9748 Mo-1	3,682,000	3.50	01/01/2027	3,908,186
Fannie Mae Pool #AK4888 Mo-1	2,261,046	2.49	03/01/2042	2,349,589
Fannie Mae Pool #AK5978 Mo-1	824,639	3.50	03/01/2027	881,225
Fannie Mae Pool #AK5980 Mo-1	445,054	3.50	03/01/2027	475,593
Fannie Mae Pool #AK5982 Mo-1	779,636	3.50	03/01/2027	833,135
Fannie Mae Pool #AK5983 Mo-1	2,721,476	3.50	03/01/2027	2,908,224
Fannie Mae Pool #AK8952 Mo-1	2,089,709	2.34	05/01/2042	2,171,814
Fannie Mae Pool #AO4573 Mo-1	2,486,704	2.16	06/01/2042	2,575,951
Fannie Mae Pool #MA0740 Mo-1	2,444,315	3.50	05/01/2021	2,598,673
Fannie Mae Pool #MA0793 Mo-1	4,682,454	3.50	07/01/2021	4,968,646
Fannie Mae Pool #MA0815 Mo-1	3,834,302	3.50	08/01/2021	4,068,654
Fannie Mae Pool #MA0845 Mo-1	5,626,112	3.50	09/01/2021	5,969,980
Fannie Mae Pool #MA0865 Mo-1	1,585,475	3.00	10/01/2021	1,674,214
Fannie Mae Pool #MA0909 Mo-1	2,539,360	3.00	11/01/2021	2,681,488
Fannie Mae Pool #MA0957 Mo-1	2,144,398	3.00	12/01/2021	2,264,420
Fannie Mae Pool #MA1036 Mo-1	2,322,382	2.50	03/01/2022	2,437,525
Fannie Mae Pool #MA1079 Mo-1	4,570,012	2.50	05/01/2022	4,796,593
Fannie Mae Pool #Mo-1	2,492,029	2.50	06/01/2022	2,615,583

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass—Through (Continued)
Fannie Mae REMICS, Series 2005-100, Class BA Mo-1	650,201	5.50	04/25/2024	657,851
Fannie Mae REMICS, Series 2005-8, Class CA Mo-1	373,326	5.00	10/25/2023	379,721
Fannie Mae REMICS, Series 2006-64, Class PB Mo-1	1,443,876	5.50	09/25/2033	1,455,023
Fannie Mae REMICS, Series 2008-80, Class ME Mo-1	276,617	5.00	05/25/2032	283,436
Fannie Mae REMICS, Series 2011-41, Class NB Mo-1	1,521,100	4.00	10/25/2036	1,556,420
Federal Home Loan Mortgage Corp. Multifamily Structured Pass Through Certificates, Series K701, Class A2 Mo-1	2,500,000	3.88	11/25/2017	2,809,525
Freddie Mac Gold Pool G04774 Mo-1	2,509,357	4.50	01/01/2038	2,697,483
Freddie Mac Gold Pool J19194 Mo-1	5,026,482	3.00	05/01/2027	5,382,457
Freddie Mac Non Gold Pool #1B8747 Mo-1	894,063	2.96	09/01/2041	937,997
Freddie Mac Non Gold Pool #1B8804 Mo-1	1,693,307	2.79	10/01/2041	1,774,213
Freddie Mac Non Gold Pool #1B8908 Mo-1	1,484,362	2.75	11/01/2041	1,550,534
Freddie Mac Non Gold Pool #1N0273 Mo-1	748,516	2.59	08/01/2036	795,293

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass—Through (Continued)
Freddie Mac Non Gold Pool #2B0244 Mo-1	2,228,517	2.48	02/01/2042	2,320,934
Freddie Mac Non Gold Pool #2B0438 Mo-1	2,418,718	2.41	05/01/2042	2,516,725
Freddie Mac Non Gold Pool #1J1467 Mo-1	1,181,378	2.74	12/01/2036	1,259,069
Freddie Mac Non Gold Pool #1J1516 Mo-1	1,174,037	6.41	02/01/2037	1,269,122
Freddie Mac Reference REMIC, Series R003, Class VA Mo-1	474,507	5.50	08/15/2016	475,209
Freddie Mac Reference REMIC, Series R011, Class AB Mo-1	205,566	5.50	12/15/2020	207,477
Freddie Mac REMICS, Series 2684, Class PE Mo-1	1,271,072	5.00	01/15/2033	1,327,533
Freddie Mac REMICS, Series 2764, Class UE Mo-1	606,095	5.00	10/15/2032	637,860
Freddie Mac REMICS, Series 2797, Class PG Mo-1	326,189	5.50	01/15/2033	336,526
Freddie Mac REMICS, Series 2810, Class PD Mo-1	140,620	6.00	06/15/2033	146,513
Freddie Mac REMICS, Series 2864, Class LE Mo-1	194,953	5.00	06/15/2033	199,534
Freddie Mac REMICS, Series 2955, Class OG Mo-1	142,935	5.00	07/15/2033	145,694
Freddie Mac REMICS, Series 2962, Class JQ Mo-1	142,096	5.50	01/15/2034	147,346

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Mortgage Pass—Through (Continued)
Ginnie Mae II Pool #725641 Mo-1	3,708,472	5.24	05/20/2060	4,273,306
Ginnie Mae II Pool #731464 Mo-1	1,758,445	5.47	05/20/2060	2,034,323
Ginnie Mae II Pool #742601 Mo-1	1,443,395	5.31	07/20/2060	1,674,281
Ginnie Mae II Pool #757312 Mo-1	718,188	4.30	12/20/2060	799,912
Ginnie Mae II Pool #82958 Mo-1	2,281,402	2.50	10/20/2041	2,396,682
Ginnie Mae II Pool #82997 Mo-1	1,656,648	2.50	12/20/2041	1,745,328
Ginnie Mae II Pool #MA0046 Mo-1	2,486,584	2.50	04/20/2042	2,615,961
Ginnie Mae II Pool Mo-1	3,726,880	5.59	02/20/2060	4,284,951

				149,418,913

Municipal—1.8%
City of Farmers Branch TX FA15	125,000	4.02	02/15/2016	136,384
City of Fort Worth TX MS1	250,000	5.13	03/01/2021	273,653
City of Honolulu Hawaii MN1	1,125,000	0.78	11/01/2015	1,124,933
City of Madison WI AO1	500,000	1.25	10/01/2014	509,740
City of Madison WI AO1	500,000	3.00	10/01/2015	532,155
City of Norfolk VA JJ1	1,550,000	2.09	01/01/2014	1,551,829
City of Suffolk VA FA1	235,000	3.29	02/01/2014	242,215
County of Charles MD MS1	650,000	5.00	03/01/2013	654,713
County of Kent MI AO1	1,250,000	2.00	04/01/2013	1,254,825
County of La Crosse WII AO1	385,000	2.45	10/01/2015	405,201
County of Travis TX MS1	365,000	2.79	03/01/2016	387,254
County of Williamson TX FA15	1,500,000	0.61	02/15/2015	1,497,480
Metropolitan Council MS1	800,000	2.50	03/01/2013	802,760
New Hampshire Higher Education, Series 2012-1, Class A Mo-19	2,400,000	0.22	10/25/2028	2,399,760

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Municipal (Continued)
New York State Dormitory Authority MS15	1,400,000	1.30	03/15/2014	1,416,716
Port of Seattle WA JD1	1,000,000	3.07	12/01/2015	1,031,120
Rosemount-Apple Valley-Eagan Independent School District No. 196 FA1	200,000	4.25	02/01/2016	219,698
State of Connecticut AO15	550,000	1.03	10/15/2016	549,428
State of Ohio MN1	500,000	1.87	05/01/2015	512,295
State of Oregon FA1	500,000	2.25	08/01/2015	519,220
State of Washington FA1	1,000,000	2.76	08/01/2015	1,054,320
State of Wisconsin MN1	580,000	1.08	05/01/2016	578,997
University of California JJ1	625,000	0.89	07/01/2013	626,281

				18,280,977

TBA—0.3%
TBA (Galliard)	2,675,000	2.50	01/01/2023	2,805,824

US Treasury—4.9%
US Treasury Inflation Indexed Bonds AO15	25,065,000	0.13	04/15/2017	27,335,787
US Treasury Note	800,000	0.63	09/30/2017	798,560
US Treasury Note JJ15	11,650,000	1.00	01/15/2014	11,747,394
US Treasury Note MN31	9,175,000	2.00	11/30/2013	9,326,204

				49,207,945

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
GALLIARD MANAGED PORTFOLIO (Continued)
Collective Investment Funds—0.8%
Northern Trust Global Investments—Collective Government Short-Term Investment Fund	7,780,693			7,780,693

TOTAL ING				194,373,886	—	(7,285,721)	187,088,165
TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				175,015,038	—	(8,064,444)	166,950,594
TOTAL UNITED OF OMAHA LIFE INSURANCE CO.				187,326,559	—	(5,499,702)	181,826,857

TOTAL GALLIARD MANAGED PORTFOLIO				556,715,483	—	(20,849,867)	$535,865,616

JENNISON MANAGED PORTFOLIO—18.8%
Agency—0.9%
Financing Corp. Fico	3,315,000	—	11/30/2017	3,165,854
Financing Corp. Fico	500,000	—	11/30/2017	477,505
Financing Corp. Fico	1,655,000	—	02/08/2018	1,561,041
Financing Corp. Fico	945,000	—	05/11/2018	888,716
Financing Corp. Fico	1,683,000	—	08/03/2018	1,578,637
Financing Corp. Fico	485,000	10.35	08/03/2018	722,121
Financing Corp. Fico	400,000	9.65	11/02/2018	588,191

				8,982,065

Asset Backed—1.1%
Ally Auto Receivables Trust, Series 12-1, Class A2	677,257	0.71	10/15/2013	678,239
Ally Auto Receivables Trust, Series 2011-5, Class A2	555,000	0.45	07/15/2014	554,945
Ally Auto Receivables Trust, Series 2011-5, Class A3	400,000	0.99	01/15/2015	402,380

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Asset Backed (Continued)
Ally Master Owner Trust, Series 2011-1, Class A2	275,000	2.15	01/15/2014	279,496
Ally Master Owner Trust, Series 2011-3, Class A2	355,000	1.81	05/15/2014	360,339
Ally Master Owner Trust, Series 2012-1, Class A2	590,000	1.44	03/15/2015	597,298
Ally Master Owner Trust, Series 2012-5, Class A	675,000	1.54	09/15/2017	677,403
Chase Issuance Trust A4	1,250,000	4.65	03/15/2013	1,261,113
Detroit Edison Securitization Funding LLC, Series 2001-1 A6	1,527,000	6.62	03/01/2015	1,662,201
Ford Credit Auto Owner Trust, Series 2011-B, Class A3	278,285	0.84	03/15/2014	278,995
Ford Credit Auto Owner Trust, Series 2012, Class A1	300,000	0.47	02/15/2014	300,240
Ford Credit Floorplan Master Owner Trust, Series 11-1, Class A1	540,000	2.12	02/15/2014	549,391
Ford Credit Floorplan Master Owner Trust, Series 12, Class A1	860,000	0.74	09/15/2014	860,464
NCUA Guaranteed Notes 10-C1 A2	700,000	2.90	12/27/2017	746,179
PSE&G Transition Funding LLC 2001-1 A7	900,000	6.75	06/15/2014	961,542
RSB Bondco LLC 07-A A3	515,000	5.82	04/01/2017	608,977

				10,779,202

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Commercial Mortgage Backed Securities—0.1%
Bear Stearns Commercial Mortgage Securities	481,115	5.19	09/11/2013	489,943
Wachovia Bank Commercial Mortgage Trust	446,536	3.99	05/15/2013	449,599

				939,542

Corporate—4.9%
AEP Texas Central Transition Funding LLC, Series 06-A, Class A2	715,093	4.98	07/01/2013	731,349
AEP Texas Central Transition Funding LLC, Series 06-A, Class A4	350,000	5.17	01/01/2018	406,112
Allstate Life Global Funding Trusts	1,100,000	5.38	04/30/2013	1,118,216
American Express Credit Corp.	360,000	2.38	03/24/2017	376,675
Amgen, Inc.	1,025,000	3.88	11/15/2021	1,125,635
Amgen, Inc.	715,000	5.65	06/15/2042	858,508
AT&T, Inc.	800,000	6.30	01/15/2038	1,025,784
AT&T, Inc.	135,000	5.55	08/15/2041	162,016
Bank of America Corp.	1,725,000	5.42	03/15/2017	1,889,496
Bank of America Corp.	180,000	5.65	05/01/2018	209,419
Bank of America Corp.	875,000	5.49	03/15/2019	971,968
Becton Dickinson and Co.	130,000	3.13	11/08/2021	138,905
Berkshire Hathaway Finance Corp.	1,750,000	5.40	05/15/2018	2,105,040
Carolina Power & Light Co.	160,000	3.00	09/15/2021	167,546
Caterpillar Financial Services Corp.	700,000	7.05	10/01/2018	900,739

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Caterpillar, Inc.	125,000	3.90	05/27/2021	140,236
Citigroup, Inc.	1,650,000	5.50	02/15/2017	1,829,075
Comcast Corp.	1,750,000	6.50	01/15/2017	2,110,570
Deutsche Telekom International Finance B.V.	785,000	4.88	07/08/2014	830,577
Devon Energy Corp.	1,015,000	3.25	05/15/2022	1,059,345
Diageo Capital PLC	755,000	5.50	09/30/2016	877,461
DIRECTV Holdings LLC/DIRECTV Financing Co., Inc.	615,000	3.50	03/01/2016	651,537
Dominion Resources, Inc.	180,000	1.95	08/15/2016	184,982
Dow Chemical Company	865,000	3.00	11/15/2022	863,071
Encana Corp.	905,000	3.90	11/15/2021	982,957
General Electric Capital Corp.	1,060,000	4.38	09/16/2020	1,183,013
General Electric Capital Corp.	515,000	5.30	02/11/2021	597,802
General Electric Capital Corp.	350,000	5.88	01/14/2038	422,188
Goldman Sachs Group, Inc.	790,000	5.95	01/18/2018	919,315
Goldman Sachs Group, Inc.	1,430,000	5.25	07/27/2021	1,630,171
HSBC Holdings PLC	780,000	4.00	03/30/2022	853,999
HSBC Holdings PLC	410,000	6.80	06/01/2038	524,337
JPMorgan Chase & Co.	1,500,000	6.00	01/15/2018	1,795,785
JPMorgan Chase Bank N.A.	835,000	6.00	10/01/2017	988,506
Kellogg Co.	150,000	1.75	05/17/2017	152,436
Kraft Foods, Inc.	1,450,000	6.50	08/11/2017	1,771,001
Kroger Co.	740,000	6.40	08/15/2017	893,195
Lockheed Martin Corp.	695,000	3.35	09/15/2021	734,448
MetLife, Inc.	1,500,000	6.75	06/01/2016	1,776,525

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Morgan Stanley	480,000	5.95	12/28/2017	543,552
Morgan Stanley	335,000	7.30	05/13/2019	407,099
News America, Inc.	835,000	6.15	03/01/2037	1,024,770
Northrop Grumman Corp.	660,000	1.85	11/15/2015	677,681
Pacific Gas & Electric Co.	1,525,000	5.63	11/30/2017	1,841,163
PNC Funding Corp.	590,000	2.70	09/19/2016	623,347
Raytheon Co.	735,000	6.40	12/15/2018	922,307
Southwestern Electric Power Co.	800,000	5.88	03/01/2018	931,376
Spectra Energy Capital LLC	550,000	8.00	10/01/2019	726,374
Suncor Energy, Inc.	1,525,000	6.10	06/01/2018	1,860,226
Thermo Fisher Scientific, Inc.	415,000	3.20	05/01/2015	436,829
Thermo Fisher Scientific, Inc.	250,000	3.20	03/01/2016	265,493
Time Warner Cable, Inc.	725,000	8.25	02/14/2014	785,356
Time Warner Cable, Inc.	370,000	7.30	07/01/2038	491,612
Time Warner Cable, Inc.	265,000	5.50	09/01/2041	294,858
Travelers Cos., Inc.	775,000	5.75	12/15/2017	941,222
Verizon Communications, Inc.	310,000	3.85	11/01/2042	304,907
Walt Disney Company	435,000	1.10	12/01/2017	435,914
Waste Management, Inc.	195,000	2.60	09/01/2016	204,276

				49,678,302

US Treasury—11.6%
US Treasury Bond(a)	3,985,000	3.13	11/15/2041	4,168,669
US Treasury Bond	7,440,000	3.13	02/15/2042	7,775,098
US Treasury Bond	985,000	3.00	05/15/2042	1,002,996
US Treasury Bond	4,360,000	2.75	08/15/2042	4,208,185

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
JENNISON MANAGED PORTFOLIO (Continued)
US Treasury (Continued)
US Treasury Note	3,785,000	2.75	02/28/2013	3,800,708
US Treasury Note	77,220,000	0.25	10/31/2013	77,264,788
US Treasury Note	975,000	0.63	09/30/2017	973,255
US Treasury Note	3,805,000	0.63	11/30/2017	3,792,444
US Treasury Note	12,930,000	1.63	11/15/2022	12,787,511
US Treasury Note AO31	590,000	2.75	10/31/2013	602,490

				116,376,144

Collective Investment Funds—0.2%
Northern Trust Global Investments—Collective Government Short-Term Investment Fund	1,966,665			1,966,661

TOTAL PRUDENTIAL INSURANCE CO. OF AMERICA				188,721,916	—	(7,582,098)	181,139,818

TOTAL JENNISON MANAGED PORTFOLIO				188,721,916	—	(7,582,098)	$181,139,818

PIMCO MANAGED PORTFOLIO—16.9%
Agency—1.1%
Federal Home Loan Bank	200,000	—	05/08/2013	199,944
Federal Home Loan Mortgage Corporation	3,700,000	—	04/03/2013	3,699,438
Federal Home Loan Mortgage Corporation	7,000,000	—	05/21/2013	6,997,832

				10,897,214

Corporate—2.2%
Barclays Bank PLC	2,000,000	6.75	05/22/2019	2,445,730

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Corporate (Continued)
Citigroup, Inc. GLBL SR NT	2,000,000	8.50	05/22/2019	2,692,772
Goldman Sachs Group, Inc. GLBL SR NT	2,000,000	7.50	02/15/2019	2,519,710
Hewlett-Packard Co.	1,500,000	0.59	05/24/2013	1,495,803
HSBC Bank USA	800,000	2.38	02/13/2015	823,326
JPMorgan Chase & Co.	3,000,000	3.45	03/01/2016	3,188,427
Merrill Lynch & Co., Inc.	2,700,000	6.88	04/25/2018	3,258,436
Morgan Stanley	2,650,000	7.30	05/13/2019	3,224,552
Shell International Finance B.V. JD28	100,000	1.13	08/21/2017	100,582
Vesey Street Investment Trust I	700,000	4.40	09/01/2016	755,992
Wachovia Corp.	1,500,000	5.50	05/01/2013	1,525,064

				22,030,394

Mortgage Backed Securities—1.4%
Fannie Mae Pool #AD1608	34,488	4.00	02/01/2025	36,952
Fannie Mae Pool TBA 30YR	1,000,000	3.00	01/14/2043	1,048,125
Fannie Mae Pool TBA 30YR	2,000,000	4.00	01/14/2043	2,144,375
Fannie Mae Pool TBA 30YR	1,000,000	5.00	02/12/2043	1,083,438
Fannie Mae Pool TBA 30YR	6,000,000	3.00	02/19/2043	6,366,563
Fannie Mae Pool TBA 30YR	3,000,000	3.50	02/19/2043	3,255,234

				13,934,687

Mortgage Pass—Through—4.0%
Fannie Mae Pool #AA4746	94,459	3.50	11/01/2025	100,291
Fannie Mae Pool #AA4777	1,241,323	3.50	12/01/2025	1,350,934

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass—Through (Continued)
Fannie Mae Pool #AB1609	676,874	4.00	10/01/2025	725,221
Fannie Mae Pool #AD8171	55,775	3.50	08/01/2025	59,218
Fannie Mae Pool #AE3507	838,355	3.50	02/01/2026	890,115
Fannie Mae Pool #AE3962	138,824	4.00	09/01/2025	148,739
Fannie Mae Pool #AH0562	538,502	3.50	01/01/2026	580,836
Fannie Mae Pool #AH0634	24,300	3.50	01/01/2026	26,173
Fannie Mae Pool #AH1708	61,683	3.50	03/01/2026	65,492
Fannie Mae Pool #AH3613	461,783	3.50	01/01/2026	490,294
Fannie Mae Pool #AH4828	1,196,021	4.00	02/01/2026	1,281,823
Fannie Mae Pool #AH5210	577,356	4.00	05/01/2026	618,775
Fannie Mae Pool #AH6516	18,859	4.00	04/01/2026	20,212
Fannie Mae Pool #AH7635	835,200	4.00	08/01/2026	895,117
Fannie Mae Pool #AH9908	215,937	4.00	04/01/2026	231,428
Fannie Mae Pool #AI9734	102,268	3.50	08/01/2026	108,582
Fannie Mae Pool #AL0605	348,356	4.00	08/01/2026	373,238
Fannie Mae Pool #MA0849	61,550	4.00	09/01/2026	65,966
Fannie Mae REMICS, Series 2011-87, Class FJ	2,883,565	0.76	09/25/2041	2,905,461
Freddie Mac Gold Pool #A9-4882	6,402,929	4.00	11/01/2040	7,015,573
Freddie Mac Gold Pool #A9-6689	5,105,677	4.00	01/01/2041	5,594,198
Freddie Mac Gold Pool #A9-6946	3,735,863	4.00	02/01/2041	4,093,317
Freddie Mac Gold Pool 15YR E0-2696	160,778	4.00	05/01/2025	170,026
Freddie Mac Gold Pool 15YR E0-2697	580,906	4.00	06/01/2025	614,320

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Mortgage Pass—Through (Continued)
Freddie Mac Gold Pool 15YR E0-2703	385,389	4.00	07/01/2025	407,557
Freddie Mac Gold Pool 15YR E0-2860	141,393	4.00	03/01/2026	149,570
Freddie Mac Gold Pool 15YR G1-3854	664,680	4.00	07/01/2025	702,913
Freddie Mac Gold Pool 15YR G1-8348	27,366	4.00	05/01/2025	28,940
Freddie Mac Gold Pool 15YR G1-8358	127,442	4.00	07/01/2025	134,773
Freddie Mac Gold Pool 15YR G1-8379	93,709	4.00	02/01/2026	99,129
Freddie Mac Gold Pool 15YR G1-8391	496,800	4.00	06/01/2026	525,531
Freddie Mac Gold Pool 15YR J1-1909	434,841	4.00	03/01/2025	459,853
Freddie Mac Gold Pool 15YR J1-2045	19,535	4.00	05/01/2025	20,658
Freddie Mac Gold Pool 15YR J1-2397	190,697	4.00	06/01/2025	201,666
Freddie Mac Gold Pool 15YR J1-2567	282,860	4.00	07/01/2025	299,130
Freddie Mac Gold Pool 15YR J1-3008	2,657,203	4.00	10/01/2025	2,810,047
Freddie Mac Gold Pool 15YR J1-3047	1,118,574	4.00	09/01/2025	1,182,916
Freddie Mac Gold Pool 15YR J1-3139	42,979	4.00	10/01/2025	45,451
Freddie Mac Gold Pool 15YR J1-3245	263,915	4.00	10/01/2025	279,096
Freddie Mac Gold Pool 15YR J1-3928	270,796	4.00	12/01/2025	286,372
Freddie Mac Gold Pool 15YR J1-4450	2,495,060	4.00	02/01/2026	2,639,358
Freddie Mac Gold Pool 15YR J1-5186	236,476	4.00	04/01/2026	250,152
Freddie Mac Gold Pool 15YR J1-5232	553,139	4.00	05/01/2026	585,129
Freddie Mac Gold Pool 15YR J1-5513	145,649	4.00	05/01/2026	154,027
Freddie Mac Gold Pool 15YR J1-5643	343,259	4.00	06/01/2026	363,111
Freddie Mac Gold Pool 15YR J1-6147	169,147	4.00	07/01/2026	178,929

				40,229,657

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
Municipal—1.1%
City of Honolulu Hawaii	2,600,000	5.00	11/01/2024	3,247,816
Contra Costa Transportation Authority	2,500,000	0.51	12/15/2015	2,503,025
Massachusetts State	2,500,000	0.53	01/01/2018	2,495,175
New York State Thruway Authority	700,000	5.00	03/15/2026	850,647
New York State Thruway Authority	900,000	5.00	03/15/2027	1,085,013
Omaha Public Power District	400,000	5.00	02/01/2026	488,728

				10,670,404

US Treasury—8.1%
US Treasury Bond	600,000	6.25	08/15/2023	860,344
US Treasury Bond	1,200,000	2.75	11/15/2042	1,156,313
US Treasury Inflation Indexed Bonds	4,515,896	0.63	07/15/2021	5,137,536
US Treasury Inflation Indexed Bonds	2,861,684	0.13	01/15/2022	3,110,293
US Treasury Inflation Indexed Bonds	3,218,880	0.13	07/15/2022	3,495,755
US Treasury Inflation Indexed Bonds AO15	1,425,816	0.13	04/15/2017	1,527,739
US Treasury Note	600,000	0.38	07/31/2013	600,938
US Treasury Note	3,100,000	0.50	10/15/2013	3,108,479
US Treasury Note	11,500,000	0.25	10/31/2013	11,508,982
US Treasury Note	6,000,000	0.50	11/15/2013	6,017,580
US Treasury Note	16,600,000	0.25	02/15/2015	16,594,821
US Treasury Note	5,000,000	2.13	12/31/2015	5,262,110
US Treasury Note	2,000,000	1.88	08/31/2017	2,112,656
US Treasury Note	1,000,000	2.75	02/28/2018	1,101,719
US Treasury Note	1,000,000	2.38	05/31/2018	1,083,594
US Treasury Note	4,000,000	2.25	07/31/2018	4,309,064

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
PIMCO MANAGED PORTFOLIO (Continued)
US Treasury—8.1% (Continued)
US Treasury Note	9,400,000	2.13	08/15/2021	9,883,216
US Treasury Note	3,100,000	2.00	11/15/2021	3,217,946
US Treasury Note	300,000	2.00	02/15/2022	310,289
US Treasury Note	200,000	1.75	05/15/2022	201,766
US Treasury Note	400,000	1.63	08/15/2022	397,438

				80,998,578

Collective Investment Funds—0.1%
Northern Trust Global Investments—Collective Government Short-Term Investment Fund	651,506			651,506

Payable for securities purchased on a forward commitment basis				(10,684,687)

TOTAL ING				168,727,753	—	(8,650,715)	160,077,038

TOTAL PIMCO MANAGED PORTFOLIO				168,727,753	—	(8,650,715)	$160,077,038

TOTAL SYNTHETIC GUARANTEED INVESTMENT CONTRACTS				914,165,152	—	(37,082,680)	$877,082,472

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Stable Asset Return Fund

Schedule of Investments

December 31, 2012

Description	Principal Units	Rate (%)	Maturity Date	Investment at Fair Value ($)	Wrapper Contracts at Fair Value ($)	Adjustments of Fair Value to Contract Value ($)	Investment at Contract Value ($)
SHORT-TERM INVESTMENTS—8.7%
Northern Trust Global Investments - Collective Government Short-Term Investment Fund	86,915,997			86,915,997

(Cost $86,915,997)
TOTAL INVESTMENTS—100.0%				$1,001,081,149

(a)	All or a portion of security has been pledged as collateral to cover margin requirements for open futures contracts.

The Synthetic Guaranteed Investment Contracts are being reflected at gross market value. The receivables and payables are included in the statement of assets and liabilities as part of the cost of the investments at value.

As of December 31, 2012, the Stable Asset Return Fund held the following futures contracts:

Futures Contracts	Number Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Long (Short)
5 Year U.S. Treasury Note Futures	(113)	$14,058,789	March 2013	$1,766
10 Year U.S. Treasury Note Futures	(46)	6,107,938	March 2013	17,969
2 Year U.S. Treasury Note Futures	(33)	7,275,469	March 2013	(2,063)
U.S. Treasury Bond Futures	(34)	5,015,000	March 2013	40,906
Ultra Treasury Bond Futures	9	1,463,344	March 2013	(26,578)

				$32,000

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statements of Assets and Liabilities

	December 31, 2012		December 31, 2011
Assets
Investments, at value (cost $385,922,823 and $412,679,606, respectively)	$400,093,026	(a)	$423,989,643	(b)
Investments in collective investment funds, at value (cost $1,135,000 and $26,089,651, respectively)	1,116,098		25,558,988
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short-Term Investment Fund (cost $165,131 and $0, respectively)	165,131		—
Foreign currency, at value (cost $256,446 and $76,399, respectively)	254,848		72,661
Cash	55,008		1,181,300
Deposit with broker for investments sold on TBA commitment transactions	1,932,028		275,000
Receivable for investments sold on TBA commitment transactions	5,365,781		88,956,055
Receivable for investments sold	67,135,313		15,695,396
Receivable for fund units sold	84,173		8,305,185
Interest and dividends receivable	2,038,458		2,610,970
Receivable for futures variation margin	7,047		32,925
Unrealized appreciation of forward currency exchange contracts	133,338		27,605
Swap premiums paid	97,716		40,470
Unrealized appreciation on swap agreements	1,868,351		644,658
Other assets	11,183		14,636

Total assets	480,357,499		567,405,492

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $1,061,094 and $67,367,772, respectively)	1,060,781		67,605,673
Payable for cash collateral received on securities loaned	1,135,000		26,089,651
Payable for investments purchased on TBA commitment transactions	49,364,531		87,342,049
Payable for investments purchased	41,876,055		10,958,991
Swap premiums received	51,735		3,971
Unrealized depreciation on swap agreements	105,249		14,427
Due to broker for open swap contracts	2,031,635		620,000
Due to broker for investments purchased on TBA commitment transactions	866,250		46,250
Payable for futures variation margin	313		—
Unrealized depreciation of forward currency exchange contracts	1,137,084		388,756
Investment advisory fee payable	81,448		77,400
ING—program fee payable	164,860		158,934
Trustee, management and administration fees payable	28,263		28,119
ABA Retirement Funds—program fee payable	23,578		22,804
Other accruals	130,244		147,184

Total liabilities	98,057,026		193,504,209

Net Assets (equivalent to $29.11 and $27.22 per unit based on 13,131,917 and 13,737,292 units outstanding, respectively)	$382,300,473		$373,901,283

(a)	Includes securities on loan with a value of $1,111,546 (See Note 5).
(b)	Includes securities on loan with a value of $25,564,628.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income
Dividends (net of foreign tax expense of $0, $0, and $26, respectively)	$112,500	$112,500	$130,395
Interest	10,608,234	12,359,406	12,727,798
Interest—affiliated issuers	2,152	21,582
Securities lending income, net	20,843	42,651	59,996

Total investment income	10,743,729	12,536,139	12,918,189

Expenses
ING—program fee	1,958,552	1,941,411	2,044,802
Trustee, management and administration fees	340,153	335,902	369,596
Investment advisory fee	954,963	922,657	1,064,767
ABA Retirement Funds—program fee	276,940	274,147	287,093
Legal and audit fees	153,854	150,258	181,684
Compliance consultant fees	43,155	54,313	129,642
Reports to unitholders	4,772	3,250	54,026
Registration fees	66,073	69,436	52,195
Other fees	37,588	25,191	38,406

Total expenses	3,836,050	3,776,565	4,222,211

Less: Expense reimbursement	(50,475)	—	—

Net expenses	3,785,575	3,776,565	4,222,211

Net investment income (loss)	6,958,154	8,759,574	8,695,978

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	14,355,552	(2,072,462)	13,226,400
Foreign currency transactions	(901,798)	(606,305)	(294,793)
Futures contracts	1,960,234	565,633	3,428,190
Swap contracts	971,174	415,822	698,074
Written Options	—	23,460	—

Net realized gain (loss)	16,385,162	(1,673,852)	17,057,871

Change in net unrealized appreciation (depreciation) on:
Investments	3,607,488	13,042,964	(1,440,881)
Foreign currency transactions	(640,567)	283,359	(739,185)
Futures contracts	(1,823,670)	1,831,856	(338,304)
Swap contracts	1,135,881	541,441	206,218

Change in net unrealized appreciation (depreciation)	2,279,132	15,699,620	(2,312,152)

Net realized and unrealized gain (loss)	18,664,294	14,025,768	14,745,719

Net increase (decrease) in net assets resulting from operations	$25,622,448	$22,785,342	$23,441,697

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$6,958,154	$8,759,574	$8,695,978
Net realized gain (loss)	16,385,162	(1,673,852)	17,057,871
Change in net unrealized appreciation (depreciation)	2,279,132	15,699,620	(2,312,152)

Net increase (decrease) in net assets resulting from operations	25,622,448	22,785,342	23,441,697

From unitholder transactions
Proceeds from units issued	52,767,850	63,201,536	55,643,917
Cost of units redeemed	(69,991,108)	(91,237,309)	(86,180,394)

Net increase (decrease) in net assets from unitholder transactions	(17,223,258)	(28,035,773)	(30,536,477)

Net increase (decrease) in net assets	8,399,190	(5,250,431)	(7,094,780)
Net Assets
Beginning of year	373,901,283	379,151,714	386,246,494

End of year	$382,300,473	$373,901,283	$379,151,714

Number of units
Outstanding-beginning of year	13,737,292	14,807,254	16,032,577
Issued	1,859,129	2,385,455	2,209,221
Redeemed	(2,464,504)	(3,455,417)	(3,434,544)

Outstanding-end of year	13,131,917	13,737,292	14,807,254

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$0.80	$0.88	$0.84	$1.14	$1.21
Expenses†,††	(0.28)	(0.27)	(0.27)	(0.25)	(0.18)

Net investment income (loss)	0.52	0.61	0.57	0.89	1.03
Net realized and unrealized gain (loss)	1.37	1.00	0.95	1.21	(0.51)

Net increase (decrease) in unit value	1.89	1.61	1.52	2.10	0.52
Net asset value at beginning of year	27.22	25.61	24.09	21.99	21.47

Net asset value at end of year	$29.11	$27.22	$25.61	$24.09	$21.99

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.99%	1.01%	1.09%	1.09%	0.84%
Ratio of net investment income (loss) to average net assets	1.83%	2.34%	2.24%	3.88%	4.73%
Portfolio turnover†††	505%	278%	1,164%	1,422%	806%
Total return	6.94%	6.29%	6.31%	9.55%	2.42%
Net assets at end of year (in thousands)	$382,300	$373,901	$379,152	$386,246	$398,724

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2012

	Principal Amount	Value
U.S. CORPORATE ASSET-BACKED SECURITIES—1.2%
Collateralized Mortgage Obligations (CMO)—1.2%
Bear Stearns Adjustable Rate Mortgage Trust 3.83% 2/25/2033(a)	$26,141	$26,368
Bear Stearns Alt-A Trust 2.96% 5/25/2035(a)	666,743	642,957
Credit Suisse First Boston Mortgage Securities Corp. 2.12% 5/25/2032(a)	4,203	4,029
FHLMC Structured Pass Through Securities 1.53% 7/25/2044(a)	1,784,315	1,823,326
Merrill Lynch Mortgage Investors, Inc. 0.42% 2/25/2036(a)	539,978	468,246
Morgan Stanley Mortgage Loan Trust 2.51% 6/25/2036(a)	473,970	437,394
Residential Funding Mortgage Securities I 6.50% 3/25/2032	33,304	34,969
Salomon Brothers Mortgage Securities VII, Inc. 0.71% 5/25/2032(a)(b)	36,723	32,812
Structured Asset Investment Loan Trust 0.91% 3/25/2034(a)	850,788	751,091
WaMu Mortgage Pass Through Certificates 0.50% 7/25/2045(a)	382,891	361,388
Washington Mutual MSC Mortgage Pass-Through Certificates 2.33% 2/25/2033(a)	3,494	3,428

		4,586,008

TOTAL U.S. CORPORATE ASSET-BACKED SECURITIES (cost $4,620,316)		4,586,008

U.S. GOVERNMENT & AGENCY OBLIGATIONS—70.4%
AGENCY MORTGAGE BACKED SECURITIES—23.3%
Federal Home Loan Mortgage Corp. (FHLMC)—2.2%
FHLMC
4.00% 9/1/2040—12/1/2040	5,199,687	5,555,835
4.50% 1/1/2029—8/1/2041	2,021,606	2,179,573
7.00% 9/1/2037	193,836	218,707
7.50% 7/1/2021—9/1/2032	256,957	307,233
8.00% 11/1/2029—6/1/2031	81,926	98,131
8.50% 3/1/2030—10/1/2030	28,676	34,262
9.50% 4/15/2020	3,557	3,848
10.00% 9/1/2017—11/1/2020	11,464	13,150
10.50% 12/1/2020—2/1/2021	2,116	2,523
11.00% 9/1/2020	632	740

		8,414,002

Federal National Mortgage Association (FNMA)—10.6%
FNMA
1.57% 4/1/2032(a)	27,063	28,052
2.50% 7/1/2027—11/1/2027	19,725,363	20,641,763
3.50% 9/1/2018—5/1/2026	10,634,882	11,300,722
4.00% 1/15/2039—11/1/2040(c)	2,293,822	2,471,984
4.50% 3/1/2039—11/1/2040	900,116	973,720
5.00% 1/1/2021—12/31/2049(c)	3,148,002	3,410,683
7.00% 8/1/2030—6/1/2032	466,510	548,987
7.50% 3/1/2030—2/1/2032	129,323	153,133
8.00% 5/1/2029—4/1/2032	319,446	391,035
8.50% 9/25/2020—1/1/2031	460,773	568,061

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2012

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
AGENCY MORTGAGE BACKED SECURITIES (Continued)
Federal National Mortgage Association (FNMA) (Continued)
9.50% 4/1/2030	$44,598	$53,722
10.00% 5/1/2022—11/1/2024	27,690	32,327
10.50% 10/1/2018	3,873	4,488
11.00% 9/1/2019	4,397	4,934
11.50% 11/1/2019	800	828

		40,584,439

Government National Mortgage Association (GNMA)—10.5%
GNMA
1.63% 10/20/2027—12/20/2027(a)	24,004	24,749
1.75% 4/20/2025—9/20/2027(a)	13,989	14,598
2.00% 4/20/2025—10/20/2025(a)	59,904	62,247
2.50% 2/20/2025—7/20/2025(a)	55,692	57,973
3.00% 5/20/2025—2/19/2043(a)(c)	22,005,338	23,388,716
3.50% 12/31/2040(c)	15,000,000	16,294,920
9.00% 12/15/2017	13,053	14,441
9.50% 12/15/2017—12/15/2021	37,060	40,193
10.00% 5/15/2019—2/15/2025	140,311	158,430
10.50% 9/15/2017—5/15/2019	22,535	23,863
11.00% 9/15/2015—2/15/2025	15,029	16,076

		40,096,206

U.S. GOVERNMENT OBLIGATIONS—47.1%
U.S. Treasury Bonds—7.2%
United States Treasury Bonds
2.75% 11/15/2042	2,800,000	2,697,626
3.00% 5/15/2042	1,000,000	1,018,750
3.13% 2/15/2042	2,100,000	2,195,812
3.88% 8/15/2040	2,500,000	3,004,688
4.38% 2/15/2038	500,000	648,750
7.50% 11/15/2024	200,000	318,500
8.13% 5/15/2021	2,300,000	3,529,782
8.75% 8/15/2020	9,100,000	14,087,938

		27,501,846

U.S. Treasury Inflation Protected Securities—6.6%
United States Treasury Inflation Protected Securities
0.13% 4/15/2017—7/15/2022(d)	10,700,000	11,797,199
1.13% 1/15/2021	8,200,000	10,184,464
2.13% 2/15/2040—2/15/2041	2,200,000	3,435,755

		25,417,418

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2012

	Principal Amount	Value
U.S. GOVERNMENT & AGENCY OBLIGATIONS (Continued)
U.S. GOVERNMENT OBLIGATIONS (Continued)
U.S. Treasury Notes—33.3%
United States Treasury Notes
0.25% 11/30/2013—2/15/2015	$55,800,000	$55,807,590
0.50% 11/15/2013	4,000,000	4,011,092
1.25% 3/15/2014	7,500,000	7,593,165
1.38% 2/28/2019	1,000,000	1,024,766
1.75% 5/15/2022	4,100,000	4,135,555
1.88% 8/31/2017—9/30/2017	6,700,000	7,074,831
2.00% 11/15/2021—2/15/2022(e)	32,100,000	33,306,551
2.13% 8/15/2021	400,000	420,500
2.63% 8/15/2020	9,600,000	10,542,000
3.13% 5/15/2021	2,900,000	3,288,554

		127,204,604

TOTAL U.S. GOVERNMENT & AGENCY OBLIGATIONS (cost $261,898,209)		269,218,515

FOREIGN GOVERNMENT OBLIGATIONS—3.1%
AUSTRALIA
Australia Government Bond
4.75%, 6/15/2016	AUD500,000	554,335

GERMANY
Bundesschatzanweisungen
1.75%, 6/14/2013	EUR4,300,000	5,720,567
0.75%, 9/13/2013	EUR4,100,000	5,440,342

		11,160,909

TOTAL FOREIGN GOVERNMENT OBLIGATIONS (cost $11,098,824)		11,715,244

MUNICIPALS—7.0%
California—2.7%
Bay Area Toll Authority San Francisco Variable Revenue Bonds, Series D1
1.01%, Mandatory Put 8/1/2017(a)	2,000,000	2,002,580
California State G.O. Unlimited Bonds, Build America Bonds
7.60%, 11/1/2040	1,700,000	2,485,315
California State Various Purpose Taxable G.O. Unlimited Bonds, Build America Bonds
7.50%, 4/1/2034	400,000	554,840
7.55%, 4/1/2039	900,000	1,291,482
Contra Costa Transportation Authority Sales Tax Revenue Refunding Bonds 0.51%, Mandatory Put 12/15/2015(a)	2,900,000	2,899,420
Irvine Ranch Water District Joint Powers Agency Taxable Revenue Refunding Bonds, Issue 1 2.39%, 3/15/2014	600,000	601,290

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2012

	Principal Amount	Value
MUNICIPALS (Continued)
California (Continued)
Los Angeles Community College District G.O. Unlimited Bonds, Build America Bonds 6.75%, 8/1/2049	$300,000	$412,050

		10,246,977

Illinois—1.0%
Chicago Transit Authority Sales & Transfer Tax Receipts Pension Funding TRB, Series A 6.90%, 12/1/2040	1,600,000	1,920,528
Chicago Transit Authority Sales & Transfer Tax Receipts Revenue Bonds, Series B 6.90%, 12/1/2040	1,600,000	1,920,528

		3,841,056

Indiana—0.1%
Purdue University Student Fee Revenue Bonds, Series W 5.00%, 7/1/2024	500,000	557,860

Massachusetts—0.8%
Massachusetts State Consolidated Loan G.O. Limited Bonds, Series D 0.53%, 1/1/2018(a)	2,900,000	2,901,653

New York—0.2%
Port Authority of New York & New Jersey Consolidated 174th Revenue Bonds 4.46%, 10/1/2062	600,000	588,732

North Carolina—1.0%
North Carolina State Infrastructure Finance Corp. Capital Improvement COP, Series A (AGM Insured) 5.00%, 5/1/2025	3,300,000	3,825,063

Texas—1.2%
Lower Colorado River Authority Transmission Services Revenue Refunding Bonds, Series A 5.00%, 5/15/2025	4,000,000	4,727,520

TOTAL MUNICIPALS (cost $23,516,280)		26,688,861

BANK LOANS—0.8%
Financial—0.1%
Delos Aircraft, Inc. 0.12%, 4/12/16(a)(f)	500,000	505,000

Utilities—0.7%
Texas Competitive Electric Holdings Co. LLC 0.78%, 10/10/14(a)(f)	3,450,157	2,616,730

TOTAL BANK LOANS (cost $3,902,267)		3,121,730

CORPORATE BONDS—20.6%
COMMUNICATIONS—1.4%
Media—0.9%
CSC Holdings LLC 8.50%, 6/15/2015	3,500,000	3,661,875

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2012

	Principal Amount	Value
CORPORATE BONDS (Continued)
COMMUNICATIONS (Continued)
Telecommunications—0.5%
Qwest Corp. 6.50%, 6/1/2017	$1,500,000	$1,751,403

		5,413,278

CONSUMER, CYCLICAL—0.0%
Retail—0.0%
CVS Pass-Through Trust 6.20%, 10/10/2025(b)	50,725	57,414

ENERGY—1.1%
Coal—0.1%
Peabody Energy Corp. 7.88%, 11/1/2026	200,000	216,000

Oil & Gas—1.0%
EOG Resources, Inc. 1.06%, 2/3/2014(a)	3,900,000	3,927,234

		4,143,234

FINANCIAL—18.1%
Banks—10.8%
Ally Financial, Inc. 3.71%, 6/20/2014(a)	800,000	818,376
Barclays Bank PLC
2.50%, 1/23/2013	2,000,000	2,002,490
6.05%, 12/4/2017(b)	3,000,000	3,319,164
Citigroup, Inc.
2.31%, 8/13/2013(a)	2,500,000	2,524,007
6.13%, 11/21/2017	900,000	1,071,141
Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.
4.50%, 1/11/2021	3,000,000	3,371,946
Dexia Credit Local S.A. 2.75%, 4/29/2014(b)	500,000	507,053
Goldman Sachs Group, Inc.
0.76%, 3/22/2016(a)	1,600,000	1,553,064
6.25%, 9/1/2017	6,500,000	7,667,511
6.75%, 10/1/2037	200,000	226,665
JPMorgan Chase & Co.
4.25%, 10/15/2020	1,400,000	1,556,978
6.30%, 4/23/2019	1,400,000	1,727,267
Lloyds TSB Bank PLC
5.80%, 1/13/2020(b)	500,000	585,142
12.00%, 12/31/2049(a)(b)(f)	3,800,000	4,395,422
Morgan Stanley
0.65%, 1/9/2014(a)	400,000	397,175
0.82%, 10/15/2015(a)	700,000	678,276
1.29%, 4/29/2013(a)	1,800,000	1,804,082
5.55%, 4/27/2017	4,400,000	4,877,994
6.00%, 4/28/2015	1,400,000	1,524,891

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2012

	Principal Amount	Value
CORPORATE BONDS (Continued)
FINANCIAL (Continued)
Banks (Continued)
Wells Fargo & Co. 7.98%, 3/15/2018(a)	$600,000	$688,500

		41,297,144

Diversified Financial Services—5.8%
Bear Stearns Cos. LLC
5.70%, 11/15/2014	900,000	978,005
6.40%, 10/2/2017	400,000	480,399
7.25%, 2/1/2018	900,000	1,127,739
Ford Motor Credit Co. LLC 7.00%, 10/1/2013	3,600,000	3,762,360
General Electric Capital Corp. 1.00%, 12/11/2015	5,800,000	5,823,339
Lehman Brothers Holdings, Inc. 5.63%, 1/24/2013(g)	5,300,000	1,252,125
Merrill Lynch & Co., Inc.
5.00%, 1/15/2015	3,500,000	3,739,057
6.40%, 8/28/2017	4,100,000	4,814,856

		21,977,880

Insurance—1.5%
American International Group, Inc. 8.25%, 8/15/2018	4,500,000	5,912,487

		69,187,511

TOTAL CORPORATE BONDS (cost $75,291,323)		78,801,437

CONVERTIBLE PREFERRED STOCK—0.5%
FINANCIAL—0.5%
Banks—0.5%
Wells Fargo & Co. 7.50%, 12/31/2049	1,500	1,837,500

TOTAL CONVERTIBLE PREFERRED STOCK (cost $1,500,000)		1,837,500

SHORT-TERM INVESTMENTS—1.1%
Affiliated Funds—0.0%
Northern Trust Global Investments—Collective Short-Term Investment Fund(h)	165,131	165,131

Certificate of Deposit—1.0%
Banco do Brasil S.A. 1.99%, 6/28/2013(f)	3,800,000	3,791,773

U.S. Government & Agency Obligations—0.1%
U.S. Treasury Bills
0.13%, 3/14/2013(e)	241,000	240,984
0.15%, 4/25/2013	41,000	40,990
0.14%, 5/9/2013(e)	50,000	49,984

		331,958

TOTAL SHORT-TERM INVESTMENTS (cost $4,260,735)		4,288,862

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2012

	Principal Amount	Value
INVESTMENT FUNDS—0.3%
Cash Collateral Pool—0.3%
ABA Members Collateral Fund(i)	$1,135,000	$1,116,098

TOTAL INVESTMENT FUNDS (cost $1,135,000)		1,116,098

TOTAL INVESTMENTS—105.0% (cost $387,222,954)		401,374,255

SECURITY SOLD, NOT YET PURCHASED—(0.3)%
AGENCY MORTGAGE BACKED SECURITIES—(0.3)%
Federal National Mortgage Association (FNMA)—(0.3)%
3.50%, 12/31/2049(c)	(1,000,000)	(1,060,781)

TOTAL SECURITY SOLD, NOT YET PURCHASED (proceeds ($1,061,094))		(1,060,781)

TOTAL NET INVESTMENTS—104.7% (cost $386,161,860)		400,313,474
Liabilities Less Other Assets—(4.7)%		(18,013,001)

NET ASSETS—100.0%		$382,300,473

(a)	Indicates a variable rate security. The rate shown reflects the current rate in effect at year end.
(b)	Security is exempt from registration under rule 144A of the Securities Act of 1933. These securities may be resold in transactions exempt from registration normally to qualified institutional investors.
(c)	All or a portion is When Issued Security.
(d)	All or a portion of security is on loan.
(e)	All or a portion of security has been pledged as collateral to cover margin requirements for open futures contracts.
(f)	Interest rates represent the annualized yield.
(g)	Issuer has defaulted on terms of debt obligation.
(h)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
(i)	Represents security purchased with cash collateral received for securities on loan.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2012

As of December 31, 2012, the Bond Core Plus Fund held the following futures contracts:

Futures Contracts	Number Contracts	Notional Value	Settlement Month	Unrealized Appreciation/ (Depreciation)
Short
French Government Bond OAT Futures	(11)	$1,976,970	March 2013	$(12,191)
5 Year U.S. Treasury Note Futures	(20)	2,488,281	March 2013	3,906
10 Year U.S. Treasury Note Futures	(41)	5,444,031	March 2013	18,196

				$9,911

As of December 31, 2012, the Bond Core Plus Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	UBS Securities	Brazilian Real	137,760	$66,848	02/04/13	$114
Purchase	Chase Manhattan Bank	Mexican Peso	45,147	3,454	04/03/13	8
Purchase	Chase Manhattan Bank	Euro	5,724,000	7,449,786	10/11/13	127,274
Sale	Bank of America	Australian Dollar	555,000	578,865	01/31/13	3,930
Sale	Chase Manhattan Bank	Australian Dollar	129,000	135,646	01/31/13	2,012
Sale	UBS Securities	Euro	123,000	160,891	03/18/13	(1,575)
Sale	Chase Manhattan Bank	Euro	4,400,000	5,687,891	06/14/13	(128,821)
Sale	Chase Manhattan Bank	Euro	100,000	124,160	09/13/13	(8,171)
Sale	Chase Manhattan Bank	Euro	4,000,000	4,929,000	09/13/13	(364,240)
Sale	Chase Manhattan Bank	Euro	5,724,000	6,942,783	10/11/13	(634,277)

						$(1,003,746)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Core Plus Fund

Schedule of Investments

December 31, 2012

At December 31, 2012, the Bond Core Plus Fund held the following interest rate swap contracts:

			Rate Type			Premiums Paid/ (Received)	Unrealized Appreciation/ (Depreciation)
Notional Amount	Swap Counterparty(a)	Termination Date	Floating Rate	Fixed Rate	Market Value
5,400,000 AUD	Citigroup	03/15/2018	CDI-AUD(b)	3.50%	$32,393	$(13,877)	$46,270
700,000 AUD	Citibank NA	03/15/2023	CDI-AUD(b)	3.75%	(10,176)	(4,374)	(5,802)
700,000 AUD	Citibank NA	03/15/2023	CDI-AUD(b)	3.75%	(10,177)	(4,172)	(6,005)
300,000 AUD	Citibank NA	03/15/2023	CDI-AUD(b)	3.75%	(4,362)	(1,813)	(2,549)
1,300,000 AUD	Goldman Sachs	03/15/2023	CDI-AUD(b)	4.00%	15,898	(9,107)	25,005
600,000 AUD	Deutsche Bank AG	03/15/2023	CDI-AUD(b)	3.75%	(8,714)	(4,811)	(3,903)
400,000 AUD	Deutsche Bank AG	03/15/2023	CDI-AUD(b)	3.75%	(5,815)	(2,425)	(3,390)
300,000 AUD	Deutsche Bank AG	03/15/2023	CDI-AUD(b)	3.75%	(4,361)	(1,951)	(2,410)
700,000 AUD	Goldman Sachs	03/15/2023	CDI-AUD(b)	3.75%	(10,177)	(4,229)	(5,948)
300,000 AUD	Goldman Sachs	03/15/2023	CDI-AUD(b)	3.75%	(4,359)	(2,078)	(2,281)
300,000 AUD	Goldman Sachs	03/15/2023	CDI-AUD(b)	3.75%	(4,362)	(1,813)	(2,549)
7,960,069 BRL	Barclays Bank PLC	01/02/2014	CDI-BRL(c)	12.51%	418,542	3,367	415,175
15,045,258 BRL	Bank of America	01/02/2015	CDI-BRL(c)	9.89%	442,594	—	442,594
22,943,367 BRL	Morgan Stanley Capital Services, Inc.	01/02/2015	CDI-BRL(c)	9.93%	685,500	8,279	677,221
231,060 BRL	UBS AG	01/02/2015	CDI-BRL(c)	9.93%	6,862	179	6,683
8,396,284 BRL	Morgan Stanley Capital Services, Inc.	01/02/2014	CDI-BRL(c)	10.58%	219,661	3,735	215,926
1,100,107 BRL	Bank of America	01/02/2014	CDI-BRL(c)	7.42%	1,984	—	1,984
898,973 BRL	Morgan Stanley Capital Services, Inc.	01/02/2014	CDI-BRL(c)	7.79%	3,305	1,819	1,486
405,066 BRL	Morgan Stanley Capital Services, Inc.	01/02/2015	CDI-BRL(c)	8.63%	4,713	3,691	1,022
200,000 EUR	Barclays Bank PLC	03/21/2017	CDI-EUR(d)	2.00%	15,140	(1,013)	16,153
200,000 EUR	Credit Suisse Securities	03/21/2017	CDI-EUR(d)	2.00%	18,081	4,875	13,206
1,000,000 EUR	Deutsche Bank	03/20/2023	CDI-EUR(d)	1.75%	(16,493)	19,132	(35,625)
22,800,000	Morgan Stanley
MXN	Capital Services, Inc.	03/05/2013	CDI-MXN(e)	6.50%	5,554	(72)	5,626
800,000 USD	Barclays Bank PLC	12/19/2022	3 Month USD LIBOR	1.75%	4,537	16,329	(11,792)
400,000 USD	Barclays Bank PLC	12/19/2022	3 Month USD LIBOR	1.75%	2,256	8,592	(6,336)
300,000 USD	Bank of America	12/19/2022	3 Month USD LIBOR	1.75%	1,710	5,861	(4,151)
800,000 USD	Goldman Sachs	12/19/2022	3 Month USD LIBOR	1.75%	4,335	11,005	(6,670)
200,000 USD	HSBC Bank	12/19/2022	3 Month USD LIBOR	1.75%	1,171	2,819	(1,648)
700,000 USD	Goldman Sachs	12/19/2022	3 Month USD LIBOR	1.75%	3,843	8,033	(4,190)

					$1,809,083	$45,981	$1,763,102

(a)	Fund receives the fixed rate and pays the floating rate.
(b)	CDI—AUD is the interbank lending rate of Australia as published by the Central Bank of Australia.
(c)	CDI—BRL is the interbank lending rate of Brazil as published by the Central Bank of Brazil.
(d)	CDI—EUR is the interbank lending rate of Europe as published by the Central Bank of Europe.
(e)	CDI—MXN is the interbank lending rate of Mexico as published by the Central Bank of Mexico.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statements of Assets and Liabilities

	December 31, 2012		December 31, 2011
Assets
Investments, at value (cost $538,833,288 and $557,471,281, respectively)	$680,606,705	(a)	$660,612,311	(b)
Investments in collective investment funds, at value (cost $28,867,932 and $41,022,900, respectively)	28,845,789		41,974,267
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short-Term Investment Fund (cost $17,967,005 and $29,284,852, respectively)	17,967,005		29,284,852
Receivable for investments sold	11,835,910		7,076,087
Receivable for fund units sold	3,468		—
Interest and dividends receivable	756,149		927,020
Tax reclaims receivable	78,983		45,917
Other assets	23,263		28,293

Total assets	740,117,272		739,948,747

Liabilities
Payable for cash collateral received on securities loaned	10,442,011		6,639,182
Payable for investments purchased	1,694,206		16,225,712
Payable for fund units redeemed	1,253,532		8,254,448
Investment advisory fee payable	178,317		175,491
ING—program fee payable	305,225		315,108
Trustee, management and administration fees payable	54,881		55,738
ABA Retirement Funds—program fee payable	43,611		45,211
Other accruals	262,170		302,107

Total liabilities	14,233,953		32,012,997

Net Assets (equivalent to $16.28 and $14.13 per unit based on 44,593,610 and 50,103,061 units outstanding, respectively)	$725,883,319		$707,935,750

(a)	Includes securities on loan with a value of $10,183,689 (See Note 5).
(b)	Includes securities on loan with a value of $6,493,974.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income
Dividends (net of foreign tax expense of $5,001, $1,653, and $55,246, respectively)	$14,435,784	$13,626,933	$12,355,172
Interest	—	—	27,529
Interest—affiliated issuers	73,196	30,736	9,532
Securities lending income, net	47,816	50,479	153,196

Total investment income	14,556,796	13,708,148	12,545,429

Expenses
ING—program fee	3,836,600	4,065,945	4,025,907
Trustee, management and administration fees	666,323	702,747	726,624
Investment advisory fee	2,151,198	2,205,104	2,123,116
ABA Retirement Funds—program fee	542,495	573,685	567,904
Legal and audit fees	301,295	310,860	361,928
Compliance consultant fees	84,576	112,605	258,820
Reports to unitholders	9,350	6,761	109,871
Registration fees	129,499	144,054	102,581
Other fees	61,465	40,514	75,817

Total expenses	7,782,801	8,162,275	8,352,568

Less: Expense reimbursement	(100,707)	—	—

Net expenses	7,682,094	8,162,275	8,352,568

Net investment income (loss)	6,874,702	5,545,873	4,192,861

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	60,768,625	54,606,764	82,459,296

Net realized gain (loss)	60,768,625	54,606,764	82,459,296

Change in net unrealized appreciation (depreciation) on:
Investments	37,658,877	(52,667,464)	26,786,846
Foreign currency transactions	2	(2)	3

Change in net unrealized appreciation (depreciation)	37,658,879	(52,667,466)	26,786,849

Net realized and unrealized gain (loss)	98,427,504	1,939,298	109,246,145

Net increase (decrease) in net assets resulting from operations	$105,302,206	$7,485,171	$113,439,006

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$6,874,702	$5,545,873	$4,192,861
Net realized gain (loss) from investments and foreign currency transactions	60,768,625	54,606,764	82,459,296
Change in net unrealized appreciation (depreciation)	37,658,879	(52,667,466)	26,786,849

Net increase (decrease) in net assets resulting from operations	105,302,206	7,485,171	113,439,006

From unitholder transactions
Proceeds from units issued	56,562,259	67,284,000	42,850,564
Cost of units redeemed	(143,916,896)	(173,769,140)	(160,989,801)

Net increase (decrease) in net assets from unitholder transactions	(87,354,637)	(106,485,140)	(118,139,237)

Net increase (decrease) in net assets	17,947,569	(98,999,969)	(4,700,231)
Net Assets
Beginning of year	707,935,750	806,935,719	811,635,950

End of year	$725,883,319	$707,935,750	$806,935,719

Number of units
Outstanding-beginning of year	50,103,061	57,526,392	66,821,577
Issued	3,631,473	4,726,790	3,464,360
Redeemed	(9,140,924)	(12,150,121)	(12,759,545)

Outstanding-end of year	44,593,610	50,103,061	57,526,392

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 2, 2009(a) to December 31, 2009
Investment income†	$0.31	$0.25	$0.20	$0.07
Expenses†,††	(0.16)	(0.15)	(0.14)	(0.07)

Net investment income (loss)	0.15	0.10	0.06	—
Net realized and unrealized gain (loss)	2.00	— (b)	1.82	2.15

Net increase (decrease) in unit value	2.15	0.10	1.88	2.15
Net asset value at beginning of period	14.13	14.03	12.15	10.00

Net asset value at end of period	$16.28	$14.13	$14.03	$12.15

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.03%	1.05%	1.08%	1.17%
Ratio of net investment income (loss) to average net assets*	0.92%	0.72%	0.54%	0.11%
Portfolio turnover**,†††	41%	55%	118%	68%
Total return**	15.22%	0.71%	15.47%	21.50%
Net assets at end of period (in thousands)	$725,883	$707,936	$806,936	$811,636

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK—93.7%
BASIC MATERIALS—3.5%
Chemicals—2.7%
E.I. du Pont de Nemours & Co.	113,400	$5,099,598
LyondellBasell Industries N.V., Class A	38,100	2,175,129
Monsanto Co.	77,675	7,351,939
Mosaic Co.	48,400	2,740,892
PPG Industries, Inc.	5,900	798,565
Sherwin-Williams Co.	11,000	1,692,020

		19,858,143

Mining—0.8%
Freeport-McMoRan Copper & Gold, Inc.	166,500	5,694,300

TOTAL BASIC MATERIALS (cost $20,534,253)		25,552,443

COMMUNICATIONS—12.6%
Internet—5.2%
Amazon.com, Inc.*	15,778	3,962,487
Baidu, Inc. ADR*	12,937	1,297,452
eBay, Inc.*	205,997	10,509,967
Facebook, Inc., Class A*	124,286	3,309,736
Google, Inc., Class A*	13,692	9,712,694
LinkedIn Corp., Class A*	33,718	3,871,501
priceline.com, Inc.*	3,139	1,949,947
Rackspace Hosting, Inc.*	16,954	1,259,173
Splunk, Inc.*	22,097	641,255
Tencent Holdings Ltd. ADR	21,784	711,248
Youku Tudou, Inc.(a)*	6,319	115,258

		37,340,718

Media—2.7%
CBS Corp., Class B (Non Voting)	91,900	3,496,795
Comcast Corp., Class A	220,000	8,223,600
Sirius XM Radio, Inc.(a)	581,300	1,679,957
Time Warner Cable, Inc.	46,300	4,499,897
Walt Disney Co.	39,914	1,987,318

		19,887,567

Telecommunications—4.7%
AT&T, Inc.	462,000	15,574,020
Cisco Systems, Inc.	292,000	5,737,800
Crown Castle International Corp.*	22,231	1,604,189
Motorola Solutions, Inc.	104,542	5,820,899
Verizon Communications, Inc.	128,900	5,577,503

		34,314,411

TOTAL COMMUNICATIONS (cost $67,562,168)		91,542,696

CONSUMER, CYCLICAL—10.0%
Airlines—0.1%
Delta Air Lines, Inc.*	53,600	636,232

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Apparel—1.7%
Burberry Group PLC ADR	12,183	$496,823
Coach, Inc.	32,655	1,812,679
Michael Kors Holdings Ltd.*	44,052	2,247,974
NIKE, Inc., Class B	110,722	5,713,255
Ralph Lauren Corp.	15,197	2,278,334

		12,549,065

Auto Parts & Equipment—0.6%
BorgWarner, Inc.*	59,207	4,240,405

Home Furnishings—0.2%
Whirlpool Corp.	16,055	1,633,596

Lodging—0.3%
Las Vegas Sands Corp.	41,700	1,924,872

Retail—7.1%
Chipotle Mexican Grill, Inc.*	5,693	1,693,440
Costco Wholesale Corp.	30,182	2,981,076
CVS Caremark Corp.	118,600	5,734,310
Dunkin’ Brands Group, Inc.	45,595	1,512,842
Family Dollar Stores, Inc.	11,646	738,473
Home Depot, Inc.	52,800	3,265,680
Inditex S.A. ADR	107,812	3,075,876
Kohl’s Corp.	57,800	2,484,244
Limited Brands, Inc.	36,100	1,698,866
Lowe’s Cos., Inc.	163,300	5,800,416
Lululemon Athletica, Inc.(a)*	37,059	2,825,008
Panera Bread Co., Class A*	4,555	723,471
Starbucks Corp.	63,800	3,420,956
TJX Cos., Inc.	62,236	2,641,918
Ulta Salon Cosmetics & Fragrance, Inc.	16,100	1,581,986
Urban Outfitters, Inc.*	40,400	1,590,144
Wal-Mart Stores, Inc.	90,800	6,195,284
Yum! Brands, Inc.	54,566	3,623,182

		51,587,172

TOTAL CONSUMER, CYCLICAL (cost $56,826,322)		72,571,342

CONSUMER, NON-CYCLICAL—22.7%
Agriculture—1.3%
Archer-Daniels-Midland Co.	209,000	5,724,510
Philip Morris International, Inc.	46,000	3,847,440

		9,571,950

Beverages—1.1%
Beam, Inc.	55,800	3,408,822
Coca-Cola Co.	120,600	4,371,750

		7,780,572

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Biotechnology—2.3%
Alexion Pharmaceuticals, Inc.*	42,182	$3,957,093
Biogen Idec, Inc.*	33,387	4,896,871
Gilead Sciences, Inc.*	67,002	4,921,297
Illumina, Inc.(a)*	5,323	295,906
Regeneron Pharmaceuticals, Inc.*	4,501	769,986
Vertex Pharmaceuticals, Inc.*	42,899	1,799,184

		16,640,337

Commercial Services—1.7%
Hertz Global Holdings, Inc.*	124,358	2,023,305
Mastercard, Inc., Class A	20,773	10,205,359

		12,228,664

Cosmetics/Personal Care—1.6%
Estee Lauder Cos., Inc., Class A	67,861	4,062,159
Procter & Gamble Co.	105,800	7,182,762

		11,244,921

Food—2.9%
Kraft Foods Group, Inc.	125,800	5,720,126
Mondelez International, Inc., Class A	202,494	5,157,522
Safeway, Inc.(a)	291,200	5,267,808
Whole Foods Market, Inc.	55,347	5,054,842

		21,200,298

Healthcare—Products—1.6%
Baxter International, Inc.	174,900	11,658,834

Healthcare—Services—1.7%
Laboratory Corp. of America Holdings*	37,800	3,274,236
Quest Diagnostics, Inc.	136,500	7,953,855
UnitedHealth Group, Inc.	25,002	1,356,109

		12,584,200

Pharmaceuticals—8.5%
Abbott Laboratories	19,921	1,304,825
Allergan, Inc.	23,379	2,144,555
AmerisourceBergen Corp.	143,100	6,179,058
Bristol-Myers Squibb Co.	53,152	1,732,224
Cardinal Health, Inc.	140,300	5,777,554
Express Scripts Holding Co.*	160,282	8,655,228
Johnson & Johnson	81,900	5,741,190
Merck & Co., Inc.	122,900	5,031,526
Novo Nordisk A/S ADR	13,995	2,284,124
Perrigo Co.	9,902	1,030,105
Pfizer, Inc.	427,500	10,721,700
Shire PLC ADR	27,393	2,525,087
Valeant Pharmaceuticals International, Inc.*	49,697	2,970,390

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Pharmaceuticals (Continued)
Watson Pharmaceuticals, Inc.*	65,900	$5,667,400

		61,764,966

TOTAL CONSUMER, NON-CYCLICAL (cost $130,738,990)		164,674,742

ENERGY—9.7%
Oil & Gas—8.2%
Apache Corp.	56,000	4,396,000
Cabot Oil & Gas Corp.	37,009	1,840,828
Chevron Corp.	125,000	13,517,500
Concho Resources, Inc.*	21,445	1,727,609
ConocoPhillips	174,400	10,113,456
EOG Resources, Inc.	10,482	1,266,121
Hess Corp.	91,700	4,856,432
Marathon Oil Corp.	189,300	5,803,938
Noble Energy, Inc.	38,090	3,875,276
Occidental Petroleum Corp.	140,500	10,763,705
Pioneer Natural Resources Co.	15,000	1,598,850

		59,759,715

Oil & Gas Services—1.5%
Halliburton Co.	277,500	9,626,475
Schlumberger Ltd.	18,909	1,310,205

		10,936,680

TOTAL ENERGY (cost $60,442,827)		70,696,395

FINANCIAL—11.0%
Banks—5.5%
Bank of New York Mellon Corp.	369,600	9,498,720
Capital One Financial Corp.	84,375	4,887,844
Goldman Sachs Group, Inc.	48,241	6,153,622
JPMorgan Chase & Co.	137,900	6,063,463
Morgan Stanley	79,828	1,526,311
U.S. Bancorp	112,600	3,596,444
Wells Fargo & Co.	235,600	8,052,808

		39,779,212

Diversified Financial Services—2.2%
American Express Co.	91,300	5,247,924
Discover Financial Services	127,316	4,908,032
Visa, Inc., Class A	38,600	5,850,988

		16,006,944

Insurance—2.9%
Allstate Corp.	237,600	9,544,392
Marsh & McLennan Cos., Inc.	166,100	5,725,467

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Insurance (Continued)
Travelers Cos., Inc.	79,300	$5,695,326

		20,965,185

Real Estate Investment Trusts—0.4%
American Tower Corp.	39,802	3,075,500

TOTAL FINANCIAL (cost $62,088,062)		79,826,841

INDUSTRIAL—11.1%
Aerospace/Defense—3.1%
Boeing Co.	27,359	2,061,774
Northrop Grumman Corp.	84,700	5,724,026
Raytheon Co.	99,300	5,715,708
TransDigm Group, Inc.	16,651	2,270,531
United Technologies Corp.	83,319	6,832,991

		22,605,030

Building Materials—0.2%
Masco Corp.	91,400	1,522,724

Electronics—1.3%
Agilent Technologies, Inc.	103,126	4,221,978
Honeywell International, Inc.	76,200	4,836,414

		9,058,392

Environmental Control—0.8%
Waste Management, Inc.	170,200	5,742,548

Machinery—Construction & Mining—0.2%
Caterpillar, Inc.	19,300	1,728,894

Machinery—Diversified—1.3%
Cummins, Inc.	16,800	1,820,280
Deere & Co.	78,114	6,750,612
Roper Industries, Inc.	9,211	1,026,842

		9,597,734

Metal Fabricate/Hardware—0.5%
Precision Castparts Corp.	19,596	3,711,874

Miscellaneous Manufacturing—2.3%
Dover Corp.	90,000	5,913,900
General Electric Co.	511,600	10,738,484

		16,652,384

Transportation—1.4%
Canadian Pacific Railway Ltd.	13,800	1,402,356
FedEx Corp.	23,500	2,155,420
Kansas City Southern	8,451	705,490

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Transportation (Continued)
Union Pacific Corp.	44,660	$5,614,655

		9,877,921

TOTAL INDUSTRIAL (cost $63,585,422)		80,497,501

TECHNOLOGY—11.1%
Computers—5.2%
Accenture PLC, Class A	47,800	3,178,700
Apple, Inc.	31,409	16,741,939
EMC Corp.*	348,307	8,812,167
International Business Machines Corp.	13,036	2,497,046
NetApp, Inc.*	20,179	677,006
SanDisk Corp.*	82,700	3,602,412
Teradata Corp.*	41,005	2,537,799

		38,047,069

Office/Business Equipment—0.7%
Xerox Corp.	721,200	4,918,584

Semiconductors—2.6%
ARM Holdings PLC ADR	36,723	1,389,231
Avago Technologies Ltd.	86,266	2,731,182
Intel Corp.	429,600	8,862,648
QUALCOMM, Inc.	96,942	6,012,343

		18,995,404

Software—2.6%
Intuit, Inc.	23,622	1,405,509
Microsoft Corp.	130,800	3,496,284
Oracle Corp.	111,800	3,725,176
Red Hat, Inc.*	36,697	1,943,473
Salesforce.com, Inc.*	32,322	5,433,328
VMware, Inc., Class A*	23,790	2,239,591
Workday, Inc., Class A*	8,044	438,398

		18,681,759

TOTAL TECHNOLOGY (cost $64,741,246)		80,642,816

UTILITIES—2.0%
Electric—2.0%
Edison International	124,100	5,608,079
NextEra Energy, Inc.	69,000	4,774,110
Public Service Enterprise Group, Inc.	137,900	4,219,740

		14,601,929

TOTAL UTILITIES (cost $12,313,998)		14,601,929

TOTAL COMMON STOCK (cost $538,833,288)		680,606,705

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Equity Fund

Schedule of Investments

December 31, 2012

	Units	Value
INVESTMENT FUNDS—4.0%
Cash Collateral Pool—1.4%
ABA Members Collateral Fund(b)	10,442,011	$10,268,121

Collective Investment Funds—2.6%
SSgA Russell Large Cap Index Non-Lending Fund	1,277,342	18,577,668

TOTAL INVESTMENT FUNDS (cost $28,867,932)		28,845,789

SHORT-TERM INVESTMENTS—2.5%
Affiliated Funds—2.5%
Northern Trust Global Investments—Collective Short-Term Investment Fund(c)	17,967,005	17,967,005

TOTAL SHORT-TERM INVESTMENTS (cost $17,967,005)		17,967,005

TOTAL INVESTMENTS—100.2% (cost $585,668,225)		$727,419,499
Liabilities Less Other Assets—(0.2)%		(1,536,180)

NET ASSETS—100.0%		$725,883,319

(a)	All or a portion of security is on loan.
(b)	Represents security purchased with cash collateral received for securities on loan.
(c)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.
ADR—American Depository Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statements of Assets and Liabilities

	December 31, 2012		December 31, 2011
Assets
Investments, at value (cost $208,772,812 and $226,578,853, respectively)	$242,819,370	(a)	$242,350,167	(b)
Investments in collective investment funds, at value (cost $27,514,051 and $45,675,550, respectively)	27,408,213		45,084,249
Investments in affiliated funds, at value:
Northern Trust Global Investments - Collective Short-Term Investment Fund (cost $7,214,776 and $8,045,895, respectively)	7,214,776		8,045,895
Cash	—		5,530
Receivable for investments sold	3,857,682		2,592,641
Receivable for fund units sold	482		—
Interest and dividends receivable	220,425		265,297
Tax reclaims receivable	5,962		4,828
Other assets	8,442		10,246

Total assets	281,535,352		298,358,853

Liabilities
Payable for cash collateral received on securities loaned	19,638,457		33,416,793
Payable for investments purchased	977,656		4,290,927
Payable for fund units redeemed	460,483		25,088
Investment advisory fee payable	104,257		105,100
ING—program fee payable	104,030		114,466
Trustee, management and administration fees payable	19,002		20,265
ABA Retirement Funds—program fee payable	14,868		16,424
Other accruals	94,303		113,421

Total liabilities	21,413,056		38,102,484

Net Assets (equivalent to $18.09 and $15.99 per unit based on 14,383,093 and 16,272,262 units outstanding, respectively)	$260,122,296		$260,256,369

(a)	Includes securities on loan with a value of $19,127,104 (See Note 5).
(b)	Includes securities on loan with a value of $32,550,879.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income
Dividends (net of foreign tax expense of $0, $0, and $1,429, respectively)	$4,377,913	$3,752,009	$4,042,195
Interest	—	—	10,438
Interest—affiliated issuers	22,316	19,263	4,084
Securities lending income, net	298,625	276,619	311,429

Total investment income	4,698,854	4,047,891	4,368,146

Expenses
ING—program fee	1,372,432	1,549,561	1,488,582
Trustee, management and administration fees	238,357	267,616	268,874
Investment advisory fee	1,267,037	1,385,837	1,406,663
ABA Retirement Funds—program fee	194,061	218,512	209,946
Legal and audit fees	107,785	117,559	133,957
Compliance consultant fees	30,258	42,652	95,817
Reports to unitholders	3,345	2,568	40,434
Registration fees	46,330	54,591	38,146
Other fees	22,755	15,370	27,875

Total expenses	3,282,360	3,654,266	3,710,294

Less: Expense reimbursement	(36,340)	—	—

Net expenses	3,246,020	3,654,266	3,710,294

Net investment income (loss)	1,452,834	393,625	657,852

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	12,666,348	39,920,753	41,743,509
Foreign currency transactions	—	—	(405)

Net realized gain (loss)	12,666,348	39,920,753	41,743,104

Change in net unrealized appreciation (depreciation) on:
Investments	18,760,707	(49,231,921)	20,436,980
Foreign currency transactions	—	—	(240)

Change in net unrealized appreciation (depreciation)	18,760,707	(49,231,921)	20,436,740

Net realized and unrealized gain (loss)	31,427,055	(9,311,168)	62,179,844

Net increase (decrease) in net assets resulting from operations	$32,879,889	$(8,917,543)	$62,837,696

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$1,452,834	$393,625	$657,852
Net realized gain (loss) from investments	12,666,348	39,920,753	41,743,104
Change in net unrealized appreciation (depreciation)	18,760,707	(49,231,921)	20,436,740

Net increase (decrease) in net assets resulting from operations	32,879,889	(8,917,543)	62,837,696

From unitholder transactions
Proceeds from units issued	16,574,102	22,369,157	21,127,031
Cost of units redeemed	(49,588,064)	(62,846,463)	(57,512,130)

Net increase (decrease) in net assets from unitholder transactions	(33,013,962)	(40,477,306)	(36,385,099)

Net increase (decrease) in net assets	(134,073)	(49,394,849)	26,452,597
Net Assets
Beginning of year	260,256,369	309,651,218	283,198,621

End of year	$260,122,296	$260,256,369	$309,651,218

Number of units
Outstanding-beginning of year	16,272,262	18,701,043	21,254,601
Issued	941,646	1,327,170	1,427,545
Redeemed	(2,830,815)	(3,755,951)	(3,981,103)

Outstanding-end of year	14,383,093	16,272,262	18,701,043

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 2, 2009(a) to December 31, 2009
Investment income†	$0.31	$0.23	$0.22	$0.11
Expenses†,††	(0.21)	(0.21)	(0.19)	(0.09)

Net investment income (loss)	0.10	0.02	0.03	0.02
Net realized and unrealized gain (loss)	2.00	(0.59)	3.21	2.30

Net increase (decrease) in unit value	2.10	(0.57)	3.24	2.32
Net asset value at beginning of period	15.99	16.56	13.32	11.00

Net asset value at end of period	$18.09	$15.99	$16.56	$13.32

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	1.22%	1.25%	1.29%	1.44%
Ratio of net investment income (loss) to average net assets*	0.54%	0.13%	0.23%	0.29%
Portfolio turnover**,†††	63%	116%	104%	61%
Total return**	13.13%	(3.44)%	24.32%	21.09%
Net assets at end of period (in thousands)	$260,122	$260,256	$309,651	$283,199

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK—93.4%
BASIC MATERIALS—5.3%
Chemicals—2.4%
American Vanguard Corp.	11,545	$358,703
Ashland, Inc.	6,250	502,563
Cabot Corp.	16,237	646,070
Celanese Corp., Class A	5,570	248,032
CF Industries Holdings, Inc.	1,419	288,284
Cytec Industries, Inc.	5,650	388,890
Eastman Chemical Co.	3,600	244,980
FMC Corp.	9,560	559,451
Huntsman Corp.	20,700	329,130
Innophos Holdings, Inc.	7,900	367,350
Kronos Worldwide, Inc.(a)	8,200	159,900
OM Group, Inc.*	8,200	182,040
PPG Industries, Inc.	2,550	345,142
RPM International, Inc.	9,575	281,122
Sensient Technologies Corp.	30,766	1,094,039
Sherwin-Williams Co.	2,280	350,710

		6,346,406

Forest Products & Paper—1.2%
Boise, Inc.	35,100	279,045
Buckeye Technologies, Inc.	29,828	856,362
Domtar Corp.	5,100	425,952
International Paper Co.	7,300	290,832
P.H. Glatfelter Co.	13,460	235,281
Schweitzer-Mauduit International, Inc.	28,000	1,092,840

		3,180,312

Iron/Steel—0.7%
Allegheny Technologies, Inc.	21,305	646,820
Cliffs Natural Resources, Inc.	4,300	165,808
Nucor Corp.	13,700	591,566
Reliance Steel & Aluminum Co.	5,500	341,550

		1,745,744

Mining—1.0%
Compass Minerals International, Inc.	10,443	780,197
Globe Specialty Metals, Inc.	30,840	424,050
Hecla Mining Co.(a)	57,650	336,099
Horsehead Holding Corp.*	39,913	407,512
Kaiser Aluminum Corp.	8,847	545,771
Materion Corp.	2,735	70,508

		2,564,137

TOTAL BASIC MATERIALS (cost $12,667,247)		13,836,599

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
COMMUNICATIONS—5.4%
Internet—2.2%
BroadSoft, Inc.*	16,564	$601,770
Cogent Communications Group, Inc.	14,850	336,204
Constant Contact, Inc.(a)*	50,237	713,868
Dealertrack Technologies, Inc.*	20,126	578,019
ExactTarget, Inc.(a)*	8,585	171,700
Expedia, Inc.	5,925	364,091
Internap Network Services Corp.*	27,660	191,960
LinkedIn Corp., Class A*	2,450	281,309
Pandora Media, Inc.(a)*	24,620	226,012
Rackspace Hosting, Inc.*	9,760	724,875
Sourcefire, Inc.*	4,400	207,768
Splunk, Inc.*	16,190	469,834
SPS Commerce, Inc.*	13,335	496,995
ValueClick, Inc.*	23,350	453,224

		5,817,629

Media—0.4%
Discovery Communications, Inc., Class A*	6,540	415,159
Gannett Co., Inc.	18,500	333,185
Meredith Corp.	6,660	229,437

		977,781

Telecommunications—2.8%
Acme Packet, Inc.*	21,975	486,087
Amdocs Ltd.	12,000	407,880
Anixter International, Inc.	5,013	320,732
Aruba Networks, Inc.(a)*	8,920	185,090
Black Box Corp.	26,409	642,795
Corning, Inc.	22,200	280,164
Crown Castle International Corp.*	10,590	764,174
Finisar Corp.(a)*	7,285	118,745
Harris Corp.	9,100	445,536
IPG Photonics Corp.(a)	12,120	807,798
NeuStar, Inc., Class A*	6,270	262,901
Oplink Communications, Inc.*	30,753	479,132
Palo Alto Networks, Inc.(a)*	4,985	266,797
Plantronics, Inc.	39,436	1,454,005
Ruckus Wireless, Inc.(a)*	2,899	65,315
USA Mobility, Inc.	12,700	148,336
Vonage Holdings Corp.*	62,200	147,414

		7,282,901

TOTAL COMMUNICATIONS (cost $12,281,003)		14,078,311

CONSUMER, CYCLICAL—13.9%
Airlines—0.5%
Alaska Air Group, Inc.*	4,540	195,629

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Airlines (Continued)
Delta Air Lines, Inc.*	21,525	$255,502
SkyWest, Inc.(a)	30,681	382,285
United Continental Holdings, Inc.*	15,680	366,598

		1,200,014

Apparel—1.3%
Gildan Activewear, Inc.	13,440	491,635
Iconix Brand Group, Inc.*	22,145	494,277
Jones Group, Inc.(a)	75,550	835,583
Michael Kors Holdings Ltd.*	7,170	365,885
Steven Madden Ltd.*	11,485	485,471
Under Armour, Inc., Class A(a)*	9,195	446,233
VF Corp.	2,570	387,993

		3,507,077

Auto Manufacturers—0.5%
Tesla Motors, Inc.(a)*	14,855	503,139
Wabash National Corp.*	76,241	683,882

		1,187,021

Auto Parts & Equipment—0.9%
Autoliv, Inc.(a)	7,300	491,947
BorgWarner, Inc.*	7,505	537,508
Delphi Automotive PLC*	7,075	270,619
Standard Motor Products, Inc.	11,200	248,864
Tenneco, Inc.*	9,370	328,981
TRW Automotive Holdings Corp.*	10,900	584,349

		2,462,268

Distribution/Wholesale—1.5%
Beacon Roofing Supply, Inc.*	21,405	712,358
Fastenal Co.	11,920	556,545
Ingram Micro, Inc., Class A*	8,900	150,588
LKQ Corp.*	62,925	1,327,717
Owens & Minor, Inc.(a)	17,592	501,548
ScanSource, Inc.*	5,574	177,086
WESCO International, Inc.*	6,030	406,603

		3,832,445

Home Builders—0.6%
M/I Homes, Inc.*	11,650	308,725
MDC Holdings, Inc.	6,650	244,454
Thor Industries, Inc.	23,611	883,760

		1,436,939

Home Furnishings—0.6%
Harman International Industries, Inc.	17,022	759,862

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Home Furnishings (Continued)
Whirlpool Corp.	7,100	$722,425

		1,482,287

Housewares—0.5%
Newell Rubbermaid, Inc.	38,200	850,714
Toro Co.	11,250	483,525

		1,334,239

Leisure Time—0.2%
Harley-Davidson, Inc.	6,480	316,483
Life Time Fitness, Inc.*	6,113	300,821

		617,304

Lodging—0.2%
Starwood Hotels & Resorts Worldwide, Inc.	4,620	265,003
Wyndham Worldwide Corp.	6,830	363,424

		628,427

Retail—6.8%
Arcos Dorados Holdings, Inc., Class A(a)	38,455	459,922
Ascena Retail Group, Inc.*	27,012	499,452
Bed Bath & Beyond, Inc.*	3,210	179,471
Best Buy Co., Inc.	9,400	111,390
Big Lots, Inc.*	8,300	236,218
Bob Evans Farms, Inc.	18,052	725,690
Brinker International, Inc.	4,400	136,356
Cabela’s, Inc.*	3,150	131,513
CarMax, Inc.*	21,745	816,307
Casey’s General Stores, Inc.	11,850	629,235
Cash America International, Inc.	17,520	695,018
CEC Entertainment, Inc.	17,150	569,209
Cheesecake Factory, Inc.	16,545	541,352
Chico’s FAS, Inc.	14,240	262,870
Cracker Barrel Old Country Store, Inc.	12,029	772,984
Dick’s Sporting Goods, Inc.	15,215	692,130
Dillard’s, Inc., Class A	6,500	544,505
DSW, Inc., Class A	3,630	238,455
Dunkin’ Brands Group, Inc.	4,830	160,259
Family Dollar Stores, Inc.	4,010	254,274
Finish Line, Inc., Class A	32,000	605,760
Foot Locker, Inc.	28,275	908,193
Francesca’s Holdings Corp.(a)*	14,340	372,266
GameStop Corp., Class A(a)	7,500	188,175
Genesco, Inc.*	8,412	462,660
GNC Holdings, Inc., Class A	20,400	678,912
Jos. A. Bank Clothiers, Inc.*	6,678	284,349

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, CYCLICAL (Continued)
Retail (Continued)
Kohl’s Corp.	8,300	$356,734
Macy’s, Inc.	10,250	399,955
MSC Industrial Direct Co., Inc., Class A	6,965	525,022
Nu Skin Enterprises, Inc., Class A	26,078	966,190
O’Reilly Automotive, Inc.*	2,650	236,963
Pier 1 Imports, Inc.	7,575	151,500
Pricesmart, Inc.	6,585	507,374
PVH Corp.	6,620	734,886
RadioShack Corp.(a)	12,100	25,652
Regis Corp.	28,970	490,172
Restoration Hardware Holdings, Inc.(a)*	1,130	38,115
Ruth’s Hospitality Group, Inc.*	25,076	182,303
Sonic Automotive, Inc., Class A	15,900	332,151
Stage Stores, Inc.	16,730	414,570
Urban Outfitters, Inc.*	3,910	153,898

		17,672,410

Storage/Warehousing—0.3%
Mobile Mini, Inc.*	35,832	746,381

TOTAL CONSUMER, CYCLICAL (cost $30,486,304)		36,106,812

CONSUMER, NON-CYCLICAL—19.0%
Agriculture—0.1%
Archer-Daniels-Midland Co.	13,600	372,504

Beverages—0.5%
Brown-Forman Corp., Class B	4,370	276,403
Coca-Cola Enterprises, Inc.	15,800	501,334
Monster Beverage Corp.*	11,855	626,892

		1,404,629

Biotechnology—1.2%
Amarin Corp. PLC ADR(a)*	41,045	332,054
Ariad Pharmaceuticals, Inc.*	22,195	425,700
Charles River Laboratories International, Inc.*	9,450	354,091
Cubist Pharmaceuticals, Inc.*	4,975	209,249
Emergent Biosolutions, Inc.*	14,815	237,633
Illumina, Inc.(a)*	11,185	621,774
Myriad Genetics, Inc.*	12,035	327,954
Seattle Genetics, Inc.(a)*	5,280	122,496
Vertex Pharmaceuticals, Inc.*	9,170	384,590

		3,015,541

Commercial Services—7.5%
Acacia Research Corp.*	24,150	619,447
Accretive Health, Inc.(a)*	23,174	267,891
Advisory Board Co.*	5,973	279,477

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Commercial Services (Continued)
Alliance Data Systems Corp.*	3,360	$486,394
American Public Education, Inc.(a)*	19,523	704,975
American Reprographics Co.*	28,833	73,812
Barrett Business Services, Inc.	5,593	213,037
Brink’s Co.	30,300	864,459
CBIZ, Inc.*	65,859	389,227
Chemed Corp.	11,725	804,218
Convergys Corp.	24,900	408,609
CoreLogic, Inc.*	11,350	305,542
CoStar Group, Inc.*	7,410	662,232
Deluxe Corp.	31,665	1,020,880
Ennis, Inc.	15,881	245,679
FTI Consulting, Inc.*	27,652	912,516
Gartner, Inc.*	7,640	351,593
Grand Canyon Education, Inc.*	30,461	714,920
Hertz Global Holdings, Inc.*	26,375	429,121
KAR Auction Services, Inc.	10,200	206,448
Korn/Ferry International*	42,185	669,054
Lender Processing Services, Inc.	21,015	517,389
MAXIMUS, Inc.	29,205	1,846,340
Medifast, Inc.*	13,850	365,501
Moody’s Corp.	6,560	330,099
PAREXEL International Corp.*	5,325	157,567
PHH Corp.*	11,465	260,829
Quanta Services, Inc.*	19,440	530,518
Rent-A-Center, Inc.	24,888	855,152
Ritchie Bros. Auctioneers, Inc.(a)	24,738	516,777
Robert Half International, Inc.	12,355	393,136
Rollins, Inc.	41,315	910,583
Solar Cayman Ltd.(b)(c)*	33,700	—
United Rentals, Inc.*	28,835	1,312,569
Verisk Analytics, Inc., Class A*	4,760	242,760
VistaPrint N.V.(a)*	6,885	226,241
WEX, Inc.*	4,420	333,135

		19,428,127

Food—2.2%
Cal-Maine Foods, Inc.	2,174	87,438
Fresh Del Monte Produce, Inc.	13,500	355,725
Fresh Market, Inc.*	13,365	642,723
Hain Celestial Group, Inc.*	14,720	798,118
J.M. Smucker Co.	7,575	653,268
Kroger Co.	22,325	580,896
Nash Finch Co.	27,476	584,689

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Food (Continued)
Safeway, Inc.(a)	26,100	$472,149
Smart Balance, Inc.*	13,375	172,538
Smithfield Foods, Inc.*	14,200	306,294
Tyson Foods, Inc., Class A	9,650	187,210
United Natural Foods, Inc.*	14,457	774,751

		5,615,799

Healthcare-Products—3.6%
Abaxis, Inc.	12,552	465,679
Align Technology, Inc.*	17,463	484,598
Boston Scientific Corp.*	25,800	147,834
Cepheid, Inc.*	28,368	959,122
Cooper Cos., Inc.	5,100	471,648
Edwards Lifesciences Corp.*	1,980	178,537
Greatbatch, Inc.*	5,600	130,144
Hill-Rom Holdings, Inc.	20,414	581,799
Insulet Corp.*	9,820	208,380
Intuitive Surgical, Inc.*	1,620	794,399
Meridian Bioscience, Inc.(a)	29,930	606,083
OraSure Technologies, Inc.*	30,665	220,175
Sirona Dental Systems, Inc.*	17,050	1,099,043
Spectranetics Corp.*	12,155	179,529
Symmetry Medical, Inc.*	37,808	397,740
Techne Corp.	7,527	514,395
West Pharmaceutical Services, Inc.	22,750	1,245,563
Zimmer Holdings, Inc.	10,700	713,262

		9,397,930

Healthcare-Services—1.8%
Aetna, Inc.	14,200	657,460
Amsurg Corp.*	9,324	279,813
Bio-Reference Labs, Inc.(a)*	19,724	565,882
Centene Corp.*	6,030	247,230
Community Health Systems, Inc.	9,400	288,956
Covance, Inc.*	6,450	372,616
DaVita HealthCare Partners, Inc.*	1,650	182,375
IPC The Hospitalist Co., Inc.*	11,155	442,965
Kindred Healthcare, Inc.*	60,151	650,834
MEDNAX, Inc.*	12,860	1,022,627

		4,710,758

Household Products/Wares—0.5%
ACCO Brands Corp.*	27,600	202,584
American Greetings Corp., Class A(a)	3,500	59,115
Avery Dennison Corp.	5,625	196,425

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
CONSUMER, NON-CYCLICAL (Continued)
Household Products/Wares (Continued)
SodaStream International Ltd.(a)*	13,260	$595,241
Tumi Holdings, Inc.*	7,940	165,549

		1,218,914

Pharmaceuticals—1.6%
BioMarin Pharmaceutical, Inc.*	7,470	367,897
Catamaran Corp.*	7,456	351,252
Endo Health Solutions, Inc.*	6,400	168,128
Ironwood Pharmaceuticals, Inc.(a)*	10,985	121,824
Jazz Pharmaceuticals PLC*	6,550	348,460
McKesson Corp.	2,100	203,616
Mylan, Inc.*	13,215	363,148
Neogen Corp.*	13,244	600,218
Onyx Pharmaceuticals, Inc.*	1,760	132,933
Perrigo Co.	1,230	127,957
Questcor Pharmaceuticals, Inc.(a)	18,150	484,968
Shire PLC ADR	1,320	121,678
USANA Health Sciences, Inc.(a)*	4,800	158,064
Watson Pharmaceuticals, Inc.*	6,370	547,820

		4,097,963

TOTAL CONSUMER, NON-CYCLICAL (cost $40,959,427)		49,262,165

ENERGY—6.0%
Coal—0.3%
Peabody Energy Corp.	19,675	523,552
Walter Energy, Inc.	8,415	301,930

		825,482

Oil & Gas—4.6%
Berry Petroleum Co., Class A	37,636	1,262,688
Cabot Oil & Gas Corp.	4,160	206,918
Callon Petroleum Co.*	44,987	211,439
Carrizo Oil & Gas, Inc.*	22,995	481,055
Comstock Resources, Inc.*	44,055	666,552
Concho Resources, Inc.*	4,060	327,074
Continental Resources, Inc.*	4,830	354,957
Energen Corp.	22,025	993,107
Goodrich Petroleum Corp.(a)*	61,320	571,502
Halcon Resources Corp.*	5,265	36,434
Helmerich & Payne, Inc.	5,225	292,652
Hess Corp.	12,000	635,520
HollyFrontier Corp.	16,750	779,713
InterOil Corp.(a)*	5,160	286,535
Kodiak Oil & Gas Corp.*	31,000	274,350
Marathon Petroleum Corp.	13,650	859,950
Murphy Oil Corp.	9,200	547,860

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
ENERGY (Continued)
Oil & Gas (Continued)
Noble Corp.	10,875	$378,668
Quicksilver Resources, Inc.(a)*	142,934	408,791
Stone Energy Corp.*	31,446	645,272
Unit Corp.*	5,300	238,765
Valero Energy Corp.	35,525	1,212,113
W&T Offshore, Inc.(a)	16,400	262,892

		11,934,807

Oil & Gas Services—1.1%
Cameron International Corp.*	3,570	201,562
Core Laboratories N.V.	7,800	852,618
Lufkin Industries, Inc.	9,698	563,745
MRC Global, Inc.*	12,177	338,277
Oceaneering International, Inc.	14,565	783,451

		2,739,653

TOTAL ENERGY (cost $15,005,916)		15,499,942

FINANCIAL—20.4%
Banks—4.6%
Banco Latinoamericano de Comercio Exterior S.A., Class E	19,500	420,420
BancorpSouth, Inc.	27,232	395,953
Bank of Hawaii Corp.	9,957	438,606
Bank of the Ozarks, Inc.	14,500	485,315
BBCN Bancorp, Inc.	48,054	555,985
Cass Information Systems, Inc.(a)	9,178	387,312
Community Bank System, Inc.	27,247	745,478
East West Bancorp, Inc.	26,886	577,780
Fifth Third Bancorp	72,925	1,107,731
FirstMerit Corp.	14,200	201,498
FNB Corp.	41,427	439,955
Fulton Financial Corp.	67,530	648,963
Hancock Holding Co.	17,450	553,863
Huntington Bancshares, Inc.	38,600	246,654
KeyCorp	91,300	768,746
PNC Financial Services Group, Inc.	6,500	379,015
Regions Financial Corp.	121,025	861,698
Signature Bank*	2,100	149,814
SunTrust Banks, Inc.	14,575	413,201
Trustmark Corp.	36,246	814,085
Webster Financial Corp.	20,100	413,055
Westamerica Bancorporation(a)	15,420	656,738
Wintrust Financial Corp.	9,926	364,284

		12,026,149

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Diversified Financial Services—3.8%
Aircastle Ltd.	19,700	$247,038
Ameriprise Financial, Inc.	12,900	807,927
Discover Financial Services	32,150	1,239,383
Encore Capital Group, Inc.(a)*	19,000	581,780
Financial Engines, Inc.(a)*	19,995	554,861
Investment Technology Group, Inc.*	8,341	75,069
National Financial Partners Corp.*	20,900	358,226
Nationstar Mortgage Holdings, Inc.(a)*	18,860	584,283
Nelnet, Inc., Class A	13,800	411,102
Portfolio Recovery Associates, Inc.*	7,254	775,162
Raymond James Financial, Inc.	29,500	1,136,635
SLM Corp.	18,725	320,759
T. Rowe Price Group, Inc.	15,955	1,039,149
Waddell & Reed Financial, Inc., Class A	16,150	562,343
WisdomTree Investments, Inc.*	77,932	476,944
World Acceptance Corp.*	10,682	796,450

		9,967,111

Insurance—6.3%
ACE Ltd.	9,415	751,317
Allied World Assurance Co. Holdings A.G.	6,740	531,112
Allstate Corp.	20,300	815,451
Alterra Capital Holdings Ltd.	39,650	1,117,734
American Equity Investment Life Holding Co.	96,268	1,175,432
American Financial Group, Inc.	13,300	525,616
Arthur J. Gallagher & Co.	8,760	303,534
Aspen Insurance Holdings Ltd.	20,100	644,808
Chubb Corp.	3,000	225,960
Donegal Group, Inc., Class A	9,462	132,846
Endurance Specialty Holdings Ltd.	31,700	1,258,173
FBL Financial Group, Inc., Class A	6,590	225,444
Fidelity National Financial, Inc., Class A	38,735	912,209
Hanover Insurance Group, Inc.	16,888	654,241
Hartford Financial Services Group, Inc.	17,000	381,480
HCC Insurance Holdings, Inc.	28,487	1,060,001
Horace Mann Educators Corp.	13,800	275,448
Lincoln National Corp.	40,275	1,043,123
Montpelier Re Holdings Ltd.	12,400	283,464
Principal Financial Group, Inc.	9,800	279,496
Protective Life Corp.	18,760	536,161
StanCorp Financial Group, Inc.	18,350	672,895
Tower Group, Inc.	46,072	818,699
Unum Group	24,300	505,926
Validus Holdings Ltd.	36,561	1,264,279

		16,394,849

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
FINANCIAL (Continued)
Investment Companies—0.6%
Ares Capital Corp.	53,008	$927,640
Fifth Street Finance Corp.	36,927	384,780
Solar Capital Ltd.	14,243	340,550

		1,652,970

Real Estate Investment Trusts—4.7%
BioMed Realty Trust, Inc.	32,300	624,359
Brandywine Realty Trust	149,760	1,825,574
Capstead Mortgage Corp.	20,100	230,547
CBL & Associates Properties, Inc.	53,100	1,126,251
Chimera Investment Corp.	71,800	187,398
CommonWealth REIT	25,200	399,168
CubeSmart	47,100	686,247
Digital Realty Trust, Inc.(a)	3,100	210,459
DuPont Fabros Technology, Inc.	30,400	734,464
First Potomac Realty Trust	15,081	186,401
Government Properties Income Trust(a)	17,740	425,228
Hatteras Financial Corp.	16,150	400,682
Hersha Hospitality Trust	103,693	518,465
Home Properties, Inc.	2,090	128,138
Hospitality Properties Trust	24,900	583,158
Kilroy Realty Corp.	16,350	774,500
LTC Properties, Inc.	15,500	545,445
Medical Properties Trust, Inc.	58,588	700,712
Omega Healthcare Investors, Inc.	39,881	951,162
Ramco-Gershenson Properties Trust	24,772	329,715
Two Harbors Investment Corp.	30,100	333,508
Weyerhaeuser Co.	7,000	194,740

		12,096,321

Savings & Loans—0.4%
First Niagara Financial Group, Inc.	73,380	581,903
Washington Federal, Inc.	22,400	377,888

		959,791

TOTAL FINANCIAL (cost $45,262,993)		53,097,191

INDUSTRIAL—10.7%
Aerospace/Defense—1.6%
B/E Aerospace, Inc.*	19,060	941,564
Cubic Corp.	11,356	544,747
Curtiss-Wright Corp.	9,550	313,527
Exelis, Inc.	5,600	63,112
L-3 Communications Holdings, Inc.	6,500	498,030
Northrop Grumman Corp.	6,100	412,238
Raytheon Co.	7,100	408,676

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Aerospace/Defense (Continued)
TransDigm Group, Inc.	1,620	$220,903
Triumph Group, Inc.	10,275	670,958

		4,073,755

Building Materials—0.1%
Martin Marietta Materials, Inc.	1,200	113,136
Owens Corning*	3,640	134,644

		247,780

Electrical Components & Equipment—0.8%
AMETEK, Inc.	16,355	614,457
Belden, Inc.	13,340	600,167
Energizer Holdings, Inc.	2,300	183,954
EnerSys, Inc.*	10,572	397,825
GrafTech International Ltd.*	43,129	404,981

		2,201,384

Electronics—2.2%
Amphenol Corp., Class A	3,900	252,330
Benchmark Electronics, Inc.*	18,988	315,581
CTS Corp.	64,891	689,791
FARO Technologies, Inc.*	7,910	282,229
FEI Co.	9,350	518,551
Gentex Corp.	19,417	365,428
Imax Corp.(a)*	12,360	277,853
National Instruments Corp.	27,955	721,519
Park Electrochemical Corp.(a)	25,161	647,392
PerkinElmer, Inc.	15,250	484,035
Plexus Corp.*	9,373	241,823
TE Connectivity Ltd.	14,000	519,680
Tech Data Corp.*	3,700	168,461
Vishay Intertechnology, Inc.*	22,700	241,301

		5,725,974

Engineering & Construction—0.7%
Aegion Corp.*	10,710	237,655
EMCOR Group, Inc.	5,625	194,681
Engility Holdings, Inc.*	1,533	29,526
KBR, Inc.	11,600	347,072
MasTec, Inc.*	15,180	378,437
Tutor Perini Corp.*	27,377	375,065
URS Corp.	10,000	392,600

		1,955,036

Hand/Machine Tools—0.3%
Franklin Electric Co., Inc.	11,387	707,930

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Hand/Machine Tools (Continued)
Snap-on, Inc.	1,350	$106,636

		814,566

Machinery—Diversified—1.2%
AGCO Corp.*	12,775	627,508
Cummins, Inc.	3,475	376,516
Manitowoc Co., Inc.	23,590	369,891
Rockwell Automation, Inc.	6,525	548,035
Roper Industries, Inc.	4,510	502,775
Zebra Technologies Corp., Class A*	14,966	587,864

		3,012,589

Metal Fabricate/Hardware—0.4%
Haynes International, Inc.	5,844	303,128
Precision Castparts Corp.	1,470	278,448
Timken Co.	7,500	358,725

		940,301

Miscellaneous Manufacturing—0.9%
A.O. Smith Corp.	3,260	205,608
Actuant Corp., Class A	12,850	358,644
Eaton Corp. PLC	13,775	746,605
Pall Corp.	5,460	329,020
Polypore International, Inc.(a)*	11,965	556,372
Trinity Industries, Inc.	7,025	251,635

		2,447,884

Packaging & Containers—0.5%
Bemis Co., Inc.	5,550	185,703
Crown Holdings, Inc.*	5,610	206,504
Greif, Inc., Class A	8,124	361,518
Owens-Illinois, Inc.*	8,700	185,049
Sonoco Products Co.	15,338	455,999

		1,394,773

Transportation—2.0%
Air Transport Services Group, Inc.*	55,128	221,063
Bristow Group, Inc.	14,800	794,168
Celadon Group, Inc.	10,876	196,529
Echo Global Logistics, Inc.(a)*	17,973	322,975
Expeditors International of Washington, Inc.	6,410	253,515
Forward Air Corp.(a)	8,180	286,382
Gulfmark Offshore, Inc., Class A	8,200	282,490
Ryder System, Inc.	11,875	592,919
Scorpio Tankers, Inc.*	64,499	458,588

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
INDUSTRIAL (Continued)
Transportation (Continued)
Tidewater, Inc.	33,899	$1,514,607
Werner Enterprises, Inc.	7,725	167,401

		5,090,637

TOTAL INDUSTRIAL (cost $24,339,328)		27,904,679

TECHNOLOGY—9.3%
Computers—2.4%
3D Systems Corp.(a)*	8,030	428,400
CACI International, Inc., Class A*	14,519	798,981
Cadence Design Systems, Inc.*	88,595	1,196,918
Fusion-io, Inc.(a)*	15,341	351,769
IHS, Inc., Class A*	2,000	192,000
Jack Henry & Associates, Inc.	8,560	336,066
Maxwell Technologies, Inc.(a)*	18,175	150,671
MICROS Systems, Inc.*	4,640	196,922
NetApp, Inc.*	3,410	114,405
Riverbed Technology, Inc.*	30,675	604,911
Seagate Technology PLC	15,600	475,488
Stratasys Ltd.*	8,093	648,654
Teradata Corp.*	3,250	201,143
Western Digital Corp.	11,300	480,137

		6,176,465

Office/Business Equipment—0.0%
Xerox Corp.	19,000	129,580

Semiconductors—2.8%
Altera Corp.	11,270	388,139
ARM Holdings PLC ADR	19,106	722,780
Avago Technologies Ltd.	11,870	375,804
Broadcom Corp., Class A	17,200	571,212
Cabot Microelectronics Corp.(a)	10,070	357,586
Cavium, Inc.(a)*	26,020	812,084
Cypress Semiconductor Corp.	27,241	295,292
Inphi Corp.*	44,860	429,759
Integrated Silicon Solution, Inc.*	24,018	216,162
Intersil Corp., Class A	62,466	517,843
Marvell Technology Group Ltd.	26,400	191,664
Maxim Integrated Products, Inc.	10,330	303,702
NXP Semiconductor N.V.*	12,950	341,491
Power Integrations, Inc.	16,785	564,144
Semtech Corp.*	25,535	739,238
Skyworks Solutions, Inc.*	23,575	478,573

		7,305,473

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
TECHNOLOGY (Continued)
Software—4.1%
Akamai Technologies, Inc.*	5,600	$229,096
American Software, Inc., Class A	41,414	321,373
ANSYS, Inc.*	3,665	246,801
athenahealth, Inc.(a)*	16,967	1,246,226
Blackbaud, Inc.	19,370	442,217
CA, Inc.	15,300	336,294
Cerner Corp.*	6,490	503,884
Citrix Systems, Inc.*	3,800	249,850
CommVault Systems, Inc.*	2,495	173,927
Concur Technologies, Inc.(a)*	7,625	514,840
Digi International, Inc.*	33,155	313,978
Ebix, Inc.(a)	18,119	291,172
Fidelity National Information Services, Inc.	17,175	597,862
Greenway Medical Technologies(a)*	16,490	253,286
InnerWorkings, Inc.(a)*	46,230	637,049
InterXion Holding N.V.*	3,015	71,636
Intuit, Inc.	5,620	334,390
Medidata Solutions, Inc.*	4,475	175,375
Pegasystems, Inc.(a)	9,394	213,056
QLIK Technologies, Inc.*	13,140	285,401
Salesforce.com, Inc.*	4,610	774,941
SciQuest, Inc.*	21,140	335,280
ServiceNow, Inc.(a)*	930	27,928
Ultimate Software Group, Inc.*	16,145	1,524,250
Verint Systems, Inc.*	12,226	358,955
Workday, Inc., Class A*	1,400	76,300

		10,535,367

TOTAL TECHNOLOGY (cost $19,680,516)		24,146,885

UTILITIES—3.4%
Electric—2.8%
American Electric Power Co., Inc.	11,400	486,552
Calpine Corp.*	17,400	315,462
Cleco Corp.	17,375	695,174
CMS Energy Corp.	31,725	773,455
El Paso Electric Co.	17,450	556,830
Empire District Electric Co.	20,223	412,145
Entergy Corp.	7,400	471,750
Portland General Electric Co.	68,834	1,883,298
PPL Corp.	13,200	377,916
Public Service Enterprise Group, Inc.	20,300	621,180
TECO Energy, Inc.	6,600	110,616
UNS Energy Corp.	14,500	615,090

		7,319,468

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small-Mid Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
UTILITIES (Continued)
Gas—0.5%
Atmos Energy Corp.	14,115	$495,719
NiSource, Inc.	32,350	805,191

		1,300,910

Water—0.1%
American Water Works Co., Inc.	7,175	266,408

TOTAL UTILITIES (cost $8,090,078)		8,886,786

TOTAL COMMON STOCK (cost $208,772,812)		242,819,370

	Units	Value
INVESTMENT FUNDS—10.5%
Cash Collateral Pool—7.4%
ABA Members Collateral Fund(d)	19,638,457	$19,311,418

Collective Investment Funds—3.1%
SSgA S&P MidCap Index Non-Lending Series Fund, Class A	206,751	8,096,795

TOTAL INVESTMENT FUNDS (cost $27,514,051)		27,408,213

SHORT-TERM INVESTMENTS—2.8%
Affiliated Funds—2.8%
Northern Trust Global Investments-Collective Short-Term Investment Fund(e)	7,214,776	7,214,776

TOTAL SHORT-TERM INVESTMENTS (cost $7,214,776)		7,214,776

TOTAL INVESTMENTS—106.7% (cost $243,501,639)		$277,442,359
Liabilities Less Other Assets—(6.7)%		(17,320,063)

NET ASSETS—100.0%		$260,122,296

(a)	All or a portion of security is on loan.
(b)	Security is delisted and being valued as level 3 position.
(c)	Security is exempt from registration under rule 144A of the securities Act of 1933. These securities may be resold in transactions exempt from registration, normally to qualified institutional investors.
(d)	Represents security purchased with cash collateral received for securities on loan.
(e)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR—American Depository Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investments, at value (cost $128,076,598 and $135,743,316, respectively)	$139,835,607(a)	$130,246,755	(b)
Investments in collective investment funds, at value (cost $9,487,418 and $12,799,577, respectively)	9,785,012	12,443,938
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short-Term Investment Fund (cost $3,020,869 and $4,059,329, respectively)	3,020,869	4,059,329
Foreign currency, at value (cost $819,192 and $252,967, respectively)	818,703	252,216
Cash	1,025	—
Receivable for investments sold	634,602	550,909
Receivable for fund units sold	5,684	190,244
Interest and dividends receivable	141,384	219,848
Tax reclaims receivable	506,689	316,123
Other assets	4,524	5,782

Total assets	154,754,099	148,285,144

Liabilities
Payable for cash collateral received on securities loaned	3,985,095	5,118,463
Payable for investments purchased	231,522	1,909,294
Payable for fund units redeemed	147,704	—
Unrealized depreciation of forward currency exchange contracts	480	—
Investment advisory fee payable	61,238	59,455
ING—program fee payable	61,217	62,863
Trustee, management and administration fees payable	10,931	11,128
ABA Retirement Funds—program fee payable	8,741	9,020
Other accruals	53,272	62,740

Total liabilities	4,560,200	7,232,963

Net Assets (equivalent to $28.75 and $24.41 per unit based on 5,224,960 and 5,779,527 units outstanding, respectively)	$150,193,899	$141,052,181

(a)	Includes securities on loan with a value of $3,829,876 (See Note 5).
(b)	Includes securities on loan with a value of $4,876,357.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income
Dividends (net of foreign tax expense of $198,499, $302,530 and $73,474, respectively)	$4,360,067	$4,850,195	$4,262,828
Interest	—	—	8,761
Interest—affiliated issuers	13,472	7,800	1,124
Securities lending income, net	41,680	90,598	56,878

Total investment income	4,415,219	4,948,593	4,329,591

Expenses
ING—program fee	743,268	861,415	829,196
Trustee, management and administration fees	129,088	148,836	149,990
Investment advisory fee	695,162	796,168	776,515
ABA Retirement Funds—program fee	105,098	121,505	116,913
Legal and audit fees	58,510	65,142	74,880
Compliance consultant fees	16,375	23,664	53,502
Reports to unitholders	1,813	1,428	22,338
Registration fees	25,066	30,299	21,491
Other fees	15,578	10,694	16,122

Total expenses	1,789,958	2,059,151	2,060,947

Less: Expense reimbursement	(19,509)	—	—

Net expenses	1,770,449	2,059,151	2,060,947

Net investment income (loss)	2,644,770	2,889,442	2,268,644

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	3,316,932	5,997,594	12,657,480
Foreign currency transactions	(19,205)	150,920	(254,775)

Net realized gain (loss)	3,297,727	6,148,514	12,402,705

Change in net unrealized appreciation (depreciation) on:
Investments	17,908,803	(26,097,366)	50,781
Foreign currency transactions	(4,308)	(88,464)	41,675

Change in net unrealized appreciation (depreciation)	17,904,495	(26,185,830)	92,456

Net realized and unrealized gain (loss)	21,202,222	(20,037,316)	12,495,161

Net increase (decrease) in net assets resulting from operations	$23,846,992	$(17,147,874)	$14,763,805

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$2,644,770	$2,889,442	$2,268,644
Net realized gain (loss) from investments and foreign currency transactions	3,297,727	6,148,514	12,402,705
Change in net unrealized appreciation (depreciation)	17,904,495	(26,185,830)	92,456

Net increase (decrease) in net assets resulting from operations	23,846,992	(17,147,874)	14,763,805

From unitholder transactions
Proceeds from units issued	18,280,221	22,606,220	27,211,757
Cost of units redeemed	(32,985,495)	(36,478,666)	(35,430,998)

Net increase (decrease) in net assets from unitholder transactions	(14,705,274)	(13,872,446)	(8,219,241)

Net increase (decrease) in net assets	9,141,718	(31,020,320)	6,544,564
Net Assets
Beginning of year	141,052,181	172,072,501	165,527,937

End of year	$150,193,899	$141,052,181	$172,072,501

Number of units
Outstanding-beginning of year	5,779,527	6,302,196	6,644,427
Issued	693,319	838,872	1,094,527
Redeemed	(1,247,886)	(1,361,541)	(1,436,758)

Outstanding-end of year	5,224,960	5,779,527	6,302,196

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$0.80	$0.82	$0.67	$0.66	$1.27
Expenses†,††	(0.32)	(0.34)	(0.32)	(0.29)	(0.31)

Net investment income (loss)	0.48	0.48	0.35	0.37	0.96
Net realized and unrealized gain (loss)	3.86	(3.37)	2.04	6.10	(16.45)

Net increase (decrease) in unit value	4.34	(2.89)	2.39	6.47	(15.49)
Net asset value at beginning of year	24.41	27.30	24.91	18.44	33.93

Net asset value at end of year	$28.75	$24.41	$27.30	$24.91	$18.44

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	1.22%	1.27%	1.29%	1.37%	1.13%
Ratio of net investment income (loss) to average net assets	1.83%	1.78%	1.42%	1.77%	3.45%
Portfolio turnover†††	101%	45%	102%	160%	33%
Total return	17.78%	(10.59)%	9.59%	35.09%	(45.65)%
Net assets at end of year (in thousands)	$150,194	$141,052	$172,073	$165,528	$133,960

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment funds in which the Fund invests a portion of its assets.
†††	With respect to a portion of the Fund’s assets invested in collective investment funds, portfolio turnover reflects purchases and sales of such collective investment funds, rather than portfolio turnover of the underlying portfolios of such collective investment funds.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK—92.7%
Argentina—0.1%
MercadoLibre, Inc.(a)	1,784	$140,169

Australia—3.1%
Arrium Ltd.	122,500	118,694
Ausdrill Ltd.	42,800	128,237
Bank of Queensland Ltd.	11,700	89,820
BHP Billiton Ltd.	15,737	614,579
Coca-Cola Amatil Ltd.	12,870	180,944
Commonwealth Bank of Australia	1,271	82,561
CSL Ltd.	2,506	141,569
Downer EDI Ltd.*	39,700	170,882
Goodman Fielder Ltd.*	136,800	88,820
Incitec Pivot Ltd.	174,541	593,131
JB Hi-Fi Ltd.	14,100	152,462
Lend Lease Group	25,000	243,562
Macquarie Group Ltd.	8,200	304,962
Metcash Ltd.(a)	51,500	179,347
National Australia Bank Ltd.	15,800	413,214
Pacific Brands Ltd.	191,000	124,614
Rio Tinto Ltd.	4,550	316,698
St. Barbara Ltd.(a)*	59,600	92,191
Treasury Wine Estates Ltd.	37,082	182,617
Wesfarmers Ltd.	5,872	226,591
Westpac Banking Corp.	8,600	235,110

		4,680,605

Austria—0.3%
Erste Group Bank A.G.*	2,465	78,820
OMV A.G.	8,100	294,127
Voestalpine A.G.	3,900	143,409

		516,356

Belgium—0.9%
AGFA-Gevaert N.V.*	23,000	39,834
Anheuser-Busch InBev N.V.	9,529	832,726
Delhaize Group S.A.	3,900	156,215
KBC Groep N.V.	4,400	153,153
Umicore S.A.	2,784	153,512

		1,335,440

Brazil—1.5%
Banco Bradesco S.A.	44,580	738,972
BR Malls Participacoes S.A.	9,600	126,687
Tractebel Energia S.A.	35,100	571,714
WEG S.A.	63,200	833,407

		2,270,780

Canada—3.0%
Agrium, Inc.	5,955	594,964

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
Canada (Continued)
Brookfield Asset Management, Inc., Class A	13,300	$487,445
Canadian Natural Resources Ltd.	16,080	462,985
Canadian Pacific Railway Ltd.	2,009	203,788
Cenovus Energy, Inc.	4,900	163,990
Encana Corp.	15,810	312,481
Goldcorp, Inc.	1,944	71,471
Kinross Gold Corp.	49,090	476,736
Lundin Mining Corp.(a)*	74,690	384,450
Talisman Energy, Inc.	55,780	630,869
Toronto-Dominion Bank (The)	6,097	513,344
West Fraser Timber Co. Ltd.	1,581	111,339
Yamana Gold, Inc.	9,870	169,863

		4,583,725

Chile—0.7%
Cencosud S.A.	187,222	1,015,007

China—0.9%
Baidu, Inc. ADR*	1,764	176,912
China Telecom Corp. Ltd., Class H	2,206,000	1,235,924

		1,412,836

Denmark—1.4%
Carlsberg A/S, Class B	4,510	443,399
Chr Hansen Holding A/S	6,541	213,256
Coloplast A/S, Class B	9,460	463,638
Novo Nordisk A/S, Class B	5,921	967,017

		2,087,310

Finland—0.2%
Huhtamaki OYJ	10,600	171,993
Kone OYJ, Class B(a)	1,114	82,489

		254,482

France—6.9%
Air Liquide S.A.	866	108,524
Arkema S.A.	3,743	393,555
AXA S.A.	14,600	264,084
BNP Paribas S.A.	20,399	1,149,833
Bouygues S.A.	6,061	178,718
Carrefour S.A.	22,729	588,577
Cie Generale d’Optique Essilor International S.A.	2,366	239,890
Ciments Francais S.A.	1,500	88,196
Credit Agricole S.A.*	23,900	194,046
Danone S.A.	7,380	487,594
Dassault Systemes S.A.	4,852	543,158
European Aeronautic Defence and Space Co. N.V.	2,809	110,094
Iliad S.A.	668	114,986
L’Oreal S.A.	5,262	735,049

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
France (Continued)
Pernod-Ricard S.A.	3,184	$374,396
Publicis Groupe S.A.	2,662	159,496
Sanofi	17,020	1,614,094
Schneider Electric S.A.	2,366	176,465
SCOR S.E.	7,700	207,626
SES S.A.	3,895	112,678
Societe Generale S.A.*	3,035	114,159
Societe Television Francaise 1	14,500	172,121
Technip S.A.	5,642	649,559
Total S.A.	19,190	993,227
Vivendi S.A.	20,355	458,387
Zodiac Aerospace	1,918	214,208

		10,442,720

Germany—7.2%
Adidas A.G.	6,169	549,770
Allianz S.E. (Registered)	7,250	1,004,390
BASF S.E.	8,550	803,625
Bayerische Motoren Werke A.G.	5,908	569,779
Brenntag A.G.	1,983	260,522
Continental A.G.	1,097	126,928
Daimler A.G. (Registered)	13,660	746,447
Deutsche Bank A.G. (Registered)	5,800	252,692
Deutsche Boerse A.G.	14,944	912,121
E.ON S.E.	27,340	509,141
Fresenius S.E. & Co. KGaA	4,378	503,877
HeidelbergCement A.G.	760	46,043
Infineon Technologies A.G.	9,631	78,154
Kabel Deutschland Holding A.G.	3,517	262,995
Lanxess A.G.	3,700	323,589
Merck KGaA	700	92,357
Metro A.G.	5,700	158,012
Muenchener Rueckversicherungs A.G. (Registered)	2,795	501,824
RWE A.G.	4,200	173,387
SAP A.G.	9,984	799,783
Siemens A.G. (Registered)	7,110	772,783
Sky Deutschland A.G.*	13,827	75,458
Symrise A.G.(a)	17,370	621,891
Volkswagen A.G.	2,800	601,531

		10,747,099

Greece—0.6%
Coca Cola Hellenic Bottling Co. S.A. ADR	35,840	844,749

Hong Kong—2.7%
AIA Group Ltd.	372,800	1,485,772
ASM Pacific Technology Ltd.	28,900	354,752

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
Hong Kong (Continued)
Cheung Kong Holdings Ltd.	27,891	$431,721
China Mobile Ltd.	20,500	240,134
Citic Pacific Ltd.	79,000	119,511
First Pacific Co. Ltd.	142,000	156,777
Hong Kong & China Gas Co. Ltd.	174,030	479,561
Johnson Electric Holdings Ltd.	294,500	197,213
Kingboard Chemical Holdings Ltd.	45,500	163,826
Link REIT (The)	17,298	86,515
Singamas Container Holdings Ltd.	568,000	138,179
Yue Yuen Industrial Holdings Ltd.	56,500	190,739

		4,044,700

India—0.7%
Infosys Ltd. ADR(a)	25,735	1,088,591

Indonesia—0.1%
Bank Rakyat Indonesia Persero Tbk PT	219,000	159,492

Ireland—1.2%
Covidien PLC	13,320	769,097
Experian PLC	30,493	492,683
James Hardie Industries PLC	26,058	252,091
Kerry Group PLC, Class A	2,786	147,883
Ryanair Holdings PLC ADR	2,306	79,050

		1,740,804

Israel—0.4%
Bank Hapoalim B.M.*	41,600	178,966
Check Point Software Technologies Ltd.(a)*	6,762	322,142
Israel Discount Bank Ltd., Class A*	99,840	166,188

		667,296

Italy—1.3%
Enel S.p.A.	96,300	400,645
Eni S.p.A.	28,996	715,317
Finmeccanica S.p.A.(a)*	20,300	117,648
Luxottica Group S.p.A.	3,411	141,731
Prada S.p.A.	29,200	282,291
Saipem S.p.A.	3,776	146,499
Telecom Italia S.p.A.	161,800	146,254

		1,950,385

Japan—13.3%
Amada Co. Ltd.	50,446	328,243
Aozora Bank Ltd.	64,000	196,648
Bank of Yokohama (The) Ltd.	168,508	782,185
Daikin Industries Ltd.	2,800	96,209
Daito Trust Construction Co. Ltd.	3,600	338,768
FANUC Corp.	4,100	762,452

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Fast Retailing Co. Ltd.	600	$152,384
Fuji Heavy Industries Ltd.	20,000	251,825
Fuji Seal International, Inc.	11,500	230,790
Geo Holdings Corp.	200	208,736
Heiwa Corp.	7,200	116,981
Hitachi Ltd.	15,000	88,277
Inpex Corp.	87	464,306
Japan Tobacco, Inc.	9,900	279,098
JFE Holdings, Inc.	17,420	328,416
J-Oil Mills, Inc.	51,000	141,922
Kaken Pharmaceutical Co. Ltd.	19,000	279,268
KDDI Corp.	5,200	367,302
Keihin Corp.	6,000	85,814
Keiyo Bank (The) Ltd.	31,000	136,102
Kissei Pharmaceutical Co. Ltd.	6,500	119,727
Kubota Corp.	17,000	195,252
Lawson, Inc.	1,700	115,555
Makita Corp.	7,600	353,494
Marubeni Corp.	44,000	315,308
Matsumotokiyoshi Holdings Co. Ltd.(a)	8,900	210,129
Miraca Holdings, Inc.	2,400	96,635
Mitsubishi Corp.	46,762	898,846
Mitsubishi Estate Co. Ltd.	4,000	95,625
Mitsubishi Heavy Industries Ltd.	24,000	116,059
Mizuho Financial Group, Inc.	98,200	179,671
Morinaga Milk Industry Co. Ltd.	52,000	166,361
MS&AD Insurance Group Holdings	25,956	518,562
Murata Manufacturing Co. Ltd.	3,100	182,834
Nichii Gakkan Co.	17,400	137,727
Nihon Kohden Corp.	4,100	124,315
Nintendo Co. Ltd.	3,281	350,083
Nippon Electric Glass Co. Ltd.	14,000	79,546
Nippon Flour Mills Co. Ltd.	49,000	198,106
Nippon Telegraph & Telephone Corp.	9,000	378,056
Nippon Television Holdings, Inc.	16,000	212,783
Nishi-Nippon City Bank (The) Ltd.	76,000	187,226
NKSJ Holdings, Inc.	26,245	558,935
North Pacific Bank Ltd.*	49,500	138,797
NS Solutions Corp.	6,800	120,737
NTT DOCOMO, Inc.	200	287,230
ORIX Corp.	8,640	974,928
Otsuka Holdings Co. Ltd.	12,600	353,743
Rakuten, Inc.	15,800	123,219
Sankyu, Inc.	46,000	173,948
Sega Sammy Holdings, Inc.	8,500	143,563

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
Japan (Continued)
Shin-Etsu Chemical Co. Ltd.	2,300	$140,483
Shionogi & Co. Ltd.	19,500	324,826
SMC Corp.	3,019	547,687
Sugi Holdings Co. Ltd.	7,868	276,432
Sumitomo Corp.	18,700	239,693
Sumitomo Mitsui Financial Group, Inc.	13,300	483,176
Sumitomo Mitsui Trust Holdings, Inc.	213,454	749,961
Suzuki Motor Corp.	36,405	951,690
Sysmex Corp.	2,200	100,796
THK Co. Ltd.	23,422	420,885
Toagosei Co. Ltd.	53,000	207,499
Toho Holdings Co. Ltd.	9,000	157,472
Toyota Motor Corp.	12,200	569,454
Unicharm Corp.(a)	21,200	1,103,597

		20,016,377

Macau—0.1%
Sands China Ltd.	30,400	136,172

Malaysia—1.6%
Axiata Group Bhd.	753,000	1,627,104
CIMB Group Holdings Bhd.	223,900	559,261
Public Bank Bhd. (Registered)	53,600	286,140

		2,472,505

Mexico—0.9%
Fomento Economico Mexicano S.A.B. de C.V. ADR	1,079	108,655
Grupo Televisa S.A.B. ADR	37,393	993,906
Kimberly-Clark de Mexico S.A.B. de C.V., Series A	76,415	196,265

		1,298,826

Netherlands—2.7%
Akzo Nobel N.V.	988	65,195
ASML Holding N.V.	3,307	214,094
Gemalto N.V.	2,467	223,352
Heineken N.V.	11,079	739,001
ING Groep N.V.—CVA*	29,600	283,056
Koninklijke Ahold N.V.	29,700	394,496
Koninklijke Vopak N.V.	3,471	244,739
Royal Dutch Shell PLC, Class B	41,512	1,469,207
Unilever N.V.—CVA	10,641	401,525

		4,034,665

Norway—1.0%
DNB ASA	17,500	223,071
Norsk Hydro ASA	75,020	382,178
Petroleum Geo-Services ASA	5,513	95,386
Statoil ASA	20,300	509,410
Telenor ASA	8,030	163,143

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
Norway (Continued)
Yara International ASA	3,300	$163,800

		1,536,988

Peru—0.2%
Credicorp Ltd.	1,605	235,229

Philippines—0.2%
Philippine Long Distance Telephone Co. ADR	3,888	238,373

Poland—0.9%
Bank Pekao S.A.	8,823	481,343
Telekomunikacja Polska S.A.	225,084	891,622

		1,372,965

Portugal—0.1%
Jeronimo Martins SGPS S.A.	8,459	163,230

Singapore—0.6%
DBS Group Holdings Ltd.	20,000	244,827
Golden Agri-Resources Ltd.	1,020,399	549,318
United Overseas Bank Ltd.	10,000	163,784

		957,929

South Africa—4.0%
AngloGold Ashanti Ltd.	21,241	663,647
Aspen Pharmacare Holdings Ltd.	40,292	805,258
Discovery Holdings Ltd.	25,450	187,338
FirstRand Ltd.	51,789	191,501
Impala Platinum Holdings Ltd.	25,684	518,597
Standard Bank Group Ltd.	98,157	1,388,906
Tiger Brands Ltd.	57,696	2,221,618

		5,976,865

South Korea—2.7%
E-Mart Co. Ltd.	1,772	394,294
LG Electronics, Inc.	4,356	300,956
NHN Corp.	1,762	375,707
Samsung Electronics Co. Ltd.	733	1,049,088
Samsung Fire & Marine Insurance Co. Ltd.	7,338	1,496,005
Shinhan Financial Group Co. Ltd.	10,810	393,205

		4,009,255

Spain—1.2%
Banco Bilbao Vizcaya Argentaria S.A.	16,400	150,557
Banco Santander S.A.	30,500	245,924
Gas Natural SDG S.A.	1,500	27,429
Grifols S.A.*	7,405	260,532
Inditex S.A.	6,382	894,104
Repsol S.A.	8,500	174,562
Telefonica S.A.	5,600	76,041

		1,829,149

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
Sweden—2.3%
Atlas Copco AB, Class A	22,369	$619,243
BillerudKorsnas AB	16,000	152,244
Boliden AB	13,400	254,695
Electrolux AB, Class B	7,819	205,355
Elekta AB, Class B	7,426	117,106
Millicom International Cellular S.A. SDR	5,009	435,363
Saab AB, Class B	11,000	229,460
SKF AB, Class B	3,972	100,510
Svenska Cellulosa AB, Class B	5,756	126,003
Swedbank AB, Class A	3,439	67,674
Telefonaktiebolaget LM Ericsson, Class B	69,190	695,931
Trelleborg AB, Class B	22,400	279,470
Volvo AB, Class B(a)	17,941	247,401

		3,530,455

Switzerland—8.6%
Adecco S.A. (Registered)	2,176	115,340
Baloise Holding A.G. (Registered)	3,300	287,987
BKW A.G.	400	13,836
Cie Financiere Richemont S.A., Class A (Bearer)	2,107	168,483
Credit Suisse Group A.G. (Registered)	14,100	353,788
Foster Wheeler A.G.*	20,902	508,337
Geberit A.G. (Registered)	1,486	328,968
Georg Fischer A.G. (Registered)	500	201,515
Glencore International PLC	79,548	463,582
Holcim Ltd. (Registered)	17,315	1,275,301
Lindt & Spruengli A.G. (Registered)	5	188,689
Nestle S.A. (Registered)	22,499	1,466,352
Noble Corp.	18,230	634,769
Novartis A.G. (Registered)	19,068	1,207,224
OC Oerlikon Corp. A.G. (Registered)	13,400	153,533
Partners Group Holding A.G.	1,632	376,946
Petroplus Holdings A.G.(a)(b)*	12,100	—
Roche Holding A.G. (Genusschein)	7,707	1,570,108
Swiss Life Holding A.G. (Registered)	1,400	186,849
Swiss Re A.G.	5,100	372,220
Syngenta A.G. (Registered)	2,258	910,839
UBS A.G. (Registered)	30,310	476,660
Valora Holding A.G. (Registered)	1,000	202,570
Wolseley PLC	14,122	671,234
Xstrata PLC	22,551	401,094
Zurich Insurance Group A.G.	1,300	347,609

		12,883,833

Taiwan—1.8%
Delta Electronics, Inc.	138,000	509,192
Taiwan Semiconductor Manufacturing Co. Ltd.	496,000	1,660,068

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
Taiwan (Continued)
Uni-President Enterprises Corp.	309,478	$569,280

		2,738,540

Thailand—0.7%
Kasikornbank PCL (Registered)	116,900	742,217
Siam Commercial Bank PCL (Registered)	43,100	255,021

		997,238

United Kingdom—15.6%
Aggreko PLC	5,676	162,779
Alent PLC*	17,600	88,287
Anglo American PLC	15,371	490,666
Antofagasta PLC	12,251	272,228
Aon PLC	3,637	202,217
ARM Holdings PLC	48,803	624,040
AstraZeneca PLC	12,800	605,125
Aviva PLC	27,600	166,616
Babcock International Group PLC	18,194	282,348
BAE Systems PLC	83,600	459,297
Barclays PLC	85,000	367,063
Berkeley Group Holdings PLC*	10,797	315,493
BG Group PLC	11,809	198,016
BP PLC	69,100	478,777
BP PLC ADR	11,130	463,453
British American Tobacco PLC	7,855	398,013
BT Group PLC	125,800	474,202
Burberry Group PLC	6,984	142,994
Cable & Wireless Communications PLC	318,700	183,321
Capita PLC	10,627	131,590
Carnival PLC	3,869	149,562
Compass Group PLC	39,203	463,644
Debenhams PLC	134,100	248,946
Diageo PLC	39,055	1,136,990
Firstgroup PLC	42,200	144,517
GlaxoSmithKline PLC	45,628	990,656
Hiscox Ltd.	17,506	127,431
HSBC Holdings PLC	52,400	556,264
HSBC Holdings PLC	39,100	413,554
InterContinental Hotels Group PLC	13,706	385,436
Intertek Group PLC	10,329	521,263
John Wood Group PLC	21,461	253,576
Johnson Matthey PLC	9,671	371,418
Kazakhmys PLC	16,500	216,971
Legal & General Group PLC	154,100	372,030
Lloyds Banking Group PLC*	146,316	117,240
Marks & Spencer Group PLC	54,000	336,674
Morgan Crucible Co. PLC	27,400	121,249

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
COMMON STOCK (Continued)
United Kingdom (Continued)
Old Mutual PLC	87,062	$258,600
Rolls-Royce Holdings PLC	23,947	345,035
SABMiller PLC	41,983	1,976,059
Standard Chartered PLC	36,522	925,784
TalkTalk Telecom Group PLC	53,045	205,455
Telecity Group PLC	21,004	275,349
Thomas Cook Group PLC*	66,400	52,569
Trinity Mirror PLC*	75,700	116,744
Tullow Oil PLC	1,448	29,488
Unilever PLC	52,681	1,999,656
Vesuvius PLC	17,600	99,542
Vodafone Group PLC	126,300	317,628
Vodafone Group PLC ADR	31,860	802,553
Weir Group (The) PLC	10,739	333,333
WH Smith PLC	29,500	329,435
Whitbread PLC	4,162	165,925
Willis Group Holdings PLC	24,230	812,432
WM Morrison Supermarkets PLC	88,000	376,389
WPP PLC	23,920	347,732
WS Atkins PLC	16,000	195,627

		23,399,281

United States—1.0%
Boart Longyear Ltd.	28,700	57,572
Philip Morris International, Inc.	6,280	525,259
Schlumberger Ltd.	7,260	503,046
Western Digital Corp.	8,268	351,308

		1,437,185

TOTAL COMMON STOCK (cost $127,766,925)		139,247,606

RIGHTS—0.0%
Spain—0.0%
Grifols S.A.*	7,405	8,777
Repsol S.A.(a)*	8,500	5,183

		13,960

TOTAL RIGHTS (cost $5,323)		13,960

PREFERRED STOCK—0.4%
Germany—0.4%
Henkel A.G. & Co. KGaA(a)	6,990	574,041

TOTAL PREFERRED STOCK (cost $304,350)		574,041

Total (cost $128,076,598)		139,835,607

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2012

	Units	Value
INVESTMENT FUNDS—6.5%
Cash Collateral Pool—2.6%
ABA Members Collateral Fund(c)	3,985,095	$3,918,731

Collective Investment Funds—3.9%
iShares MSCI Emerging Markets Index(d)	427,105	5,866,281

TOTAL INVESTMENT FUNDS (cost $9,487,418)		9,785,012

SHORT-TERM INVESTMENTS—2.0%
Affiliated Funds—2.0%
Northern Trust Global Investments - Collective Short-Term Investment Fund(e)	3,020,869	3,020,869

TOTAL SHORT-TERM INVESTMENTS (cost $3,020,869)		3,020,869

TOTAL INVESTMENTS—101.6%
(cost $140,584,885)		$152,641,488
Liabilities Less Other Assets—(1.6)%		(2,447,589)

NET ASSETS—100.0%		$150,193,899

(a)	All or a portion of security is on loan.
(b)	Security is delisted and being valued as level 3 position.
(c)	Represents security purchased with cash collateral received for securities on loan.
(d)	This fund is a regulated investment company (RIC).
(e)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.
*	Non-income producing security.

ADR—American Depository Receipt

CVA—Certificaten Van Aandelen

MSCI—Morgan Stanley Capital International

SDR—Swedish Depository Receipt

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International All Cap Equity Fund

Schedule of Investments

December 31, 2012

As of December 31, 2012, the International All Cap Equity Fund held the following forward foreign currency contracts:

Type	Counterparty	Currency	Contract Amount in Local Currency	Contract Value in US Dollar	Settlement Date	Unrealized Appreciation/ (Depreciation)
Purchase	Mellon Bank Pittsburgh	Japanese Yen	1,579,577	$18,389	01/07/13	$(156)
Purchase	State Street Boston	Japanese Yen	794,391	9,226	01/08/13	(56)
Purchase	CSFB New York	Japanese Yen	3,503,721	40,713	01/08/13	(268)

						$(480)

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statement of Assets and Liabilities

December 31, 2012
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
International All Cap Equity Fund (cost $1,098,624)	$1,205,382
Large Cap Equity Fund (cost $672,063)	700,733
Small-Mid Cap Equity Fund (cost $94,442)	99,055
Receivable for fund units sold	9,634

Total assets	2,014,804

Liabilities
Due to custodian	8

Total liabilities	8

Net Assets (equivalent to $17.15 per unit based on 117,463 units outstanding)	$2,014,796

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statements of Operations

For the period January 17, 2012(a) to December 31, 2012
Investment income
Interest—affiliated issuers	$1

Total investment income	1

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
International All Cap Equity Fund	128
Large Cap Equity Fund	3,735
Small-Mid Cap Equity Fund	(1)

Net realized gain (loss)	3,862

Change in net unrealized appreciation (depreciation) on:
Investments	140,041

Change in net unrealized appreciation (depreciation)	140,041

Net realized and unrealized gain (loss)	143,903

Net increase (decrease) in net assets resulting from operations	$143,904

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Statement of Changes in Net Assets

For the period January 17, 2012(a) to December 31, 2012
From operations
Net investment income (loss)	$1
Net realized gain (loss)	3,862
Change in net unrealized appreciation (depreciation)	140,041

Net increase (decrease) in net assets resulting from operations	143,904

From unitholder transactions
Proceeds from units issued	2,078,550
Cost of units redeemed	(207,658)

Net increase (decrease) in net assets from unitholder transactions	1,870,892

Net increase (decrease) in net assets	2,014,796
Net Assets
Beginning of period	—

End of period	$2,014,796

Number of units
Outstanding-beginning of period	—
Issued	130,734
Redeemed	(13,271)

Outstanding-end of period	117,463

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period January 17, 2012(a) to December 31, 2012
Net investment income (loss)(b)	$—
Net realized and unrealized gain (loss)	2.15

Net increase (decrease) in unit value	2.15
Net asset value at beginning of period	15.00

Net asset value at end of period	$17.15

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,†	0.00%
Ratio of net investment income (loss) to average net assets(c),(d),*	—%
Portfolio turnover**	20%
Total return**	14.33%
Net assets at end of period (in thousands)	$2,015

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
(c)	Does not reflect net investment income from the portion of the Fund invested in the International All Cap Equity Fund, Large Cap Equity Fund, and Small-Mid Cap Equity Fund which retain all net investment income and make no distributions.
(d)	Amounts less than 0.005% are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Expenses include only those expenses charged directly to the Fund and does not include expenses charged to the collective investment funds, including International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund in which the Fund invests a portion of its assets. The estimated acquired fund fees which are incurred directly by the underlying fund were 1.142% and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Global All Cap Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—99.5%
Collective Investment Funds—99.5%
International All Cap Equity Fund	41,934	$1,205,382
Large Cap Equity Fund	43,048	700,733
Small-Mid Cap Equity Fund	5,477	99,055

TOTAL INVESTMENT FUNDS (cost $1,865,129)		2,005,170

TOTAL INVESTMENTS—99.5% (cost $1,865,129)		2,005,170
Other Assets Less Liabilities—0.5%		9,626

NET ASSETS—100.0%		$2,014,796

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $92,196,892 and $75,820,526, respectively)	$100,415,445	$82,462,925
Receivable for fund units sold	161,936	140,514
Other assets	2,799	2,990

Total assets	100,580,180	82,606,429

Liabilities
Payable for investments purchased	161,936	140,514
Investment advisory fee payable	9,837	7,817
ING—program fee payable	44,956	34,119
Trustee, management and administration fees payable	7,925	6,032
ABA Retirement Funds—program fee payable	6,430	4,895
Payable for legal and audit services	10,155	10,283
Other accruals	22,177	16,375

Total liabilities	263,416	220,035

Net Assets (equivalent to $13.62 and $13.18 per unit based on 7,363,146 and 6,251,267 units outstanding, respectively)	$100,316,764	$82,386,394

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	474,007	338,168	246,483
Trustee, management and administration fees	82,324	58,741	44,274
Investment advisory fee	37,356	27,821	18,218
ABA Retirement Funds—program fee	67,025	47,883	34,561
Legal and audit fees	37,365	26,951	22,110
Compliance consultant fees	10,437	9,648	15,750
Reports to unitholders	1,157	567	6,027
Registration fees	15,973	12,299	6,740
Other fees	7,624	3,472	4,085

Total expenses	733,268	525,550	398,248

Less: Expense reimbursement	(12,008)	—	—

Net expenses	721,260	525,550	398,248

Net investment income (loss)	(721,260)	(525,550)	(398,248)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,138,899	817,141	389,443

Net realized gain (loss)	2,138,899	817,141	389,443

Change in net unrealized appreciation (depreciation) on:
Investments	1,576,154	4,238,359	2,255,201

Change in net unrealized appreciation (depreciation)	1,576,154	4,238,359	2,255,201

Net realized and unrealized gain (loss)	3,715,053	5,055,500	2,644,644

Net increase (decrease) in net assets resulting from operations	$2,993,793	$4,529,950	$2,246,396

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$(721,260)	$(525,550)	$(398,248)
Net realized gain (loss)	2,138,899	817,141	389,443
Change in net unrealized appreciation (depreciation)	1,576,154	4,238,359	2,255,201

Net increase (decrease) in net assets resulting from operations	2,993,793	4,529,950	2,246,396

From unitholder transactions
Proceeds from units issued	43,924,130	43,344,894	36,411,139
Cost of units redeemed	(28,987,553)	(21,887,200)	(18,027,906)

Net increase (decrease) in net assets from unitholder transactions	14,936,577	21,457,694	18,383,233

Net increase (decrease) in net assets	17,930,370	25,987,644	20,629,629
Net Assets
Beginning of year	82,386,394	56,398,750	35,769,121

End of year	$100,316,764	$82,386,394	$56,398,750

Number of units
Outstanding-beginning of year	6,251,267	4,578,551	3,069,305
Issued	3,269,628	3,396,136	2,994,218
Redeemed	(2,157,749)	(1,723,420)	(1,484,972)

Outstanding-end of year	7,363,146	6,251,267	4,578,551

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.11)	(0.10)	(0.10)	(0.09)

Net investment income (loss)	(0.11)	(0.10)	(0.10)	(0.09)
Net realized and unrealized gain (loss)	0.55	0.96	0.77	0.74

Net increase (decrease) in unit value	0.44	0.86	0.67	0.65
Net asset value at beginning of period	13.18	12.32	11.65	11.00

Net asset value at end of period	$13.62	$13.18	$12.32	$11.65

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.78%	0.79%	0.85%	0.88%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.79)%	(0.85)%	(0.88)%
Portfolio turnover**,†††	15%	12%	16%	158%
Total return**	3.34%	6.98%	5.75%	5.91%
Net assets at end of period (in thousands)	$100,317	$82,386	$56,399	$35,769

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Bond Index Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	7,998,681	$100,415,445

TOTAL INVESTMENT FUNDS (cost $92,196,892)		100,415,445

TOTAL INVESTMENTS—100.1%
(cost $92,196,892)		100,415,445
Liabilities Less Other Assets—(0.1)%		(98,681)

NET ASSETS—100.0%		$100,316,764

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statements of Assets and Liabilities

	December 31, 2012		December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA S&P 500® Index Non-Lending Series Fund Class A (cost $88,745,584 and $62,136,017, respectively)	$104,486,674		$68,037,847
Receivable for fund units sold	399,790		88,462
Other assets	2,933		2,501

Total assets	104,889,397		68,128,810

Liabilities
Due to custodian	—		8
Payable for investments purchased	399,790		88,462
Investment advisory fee payable	5,094		2,772
ING—program fee payable	47,540		28,240
Trustee, management and administration fees payable	8,891		5,003
ABA Retirement Funds—program fee payable	6,795		4,052
Payable for legal and audit services	—	(a)	9,252
Payable for compliance consultant fees	—	(b)	4,751
Other Accruals	34,336		10,838
Total liabilities	502,446		153,378

Net Assets (equivalent to $20.89 and $18.14 per unit based on 4,996,791 and 3,747,123 units outstanding, respectively)	$104,386,951		$67,975,432

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income
Interest—affiliated issuers	$8	$—	$—

Total investment income	8	—	—

Expenses
ING—program fee	462,077	324,456	217,038
Trustee, management and administration fees	80,252	56,177	39,127
Investment advisory fee	18,871	12,249	8,394
ABA Retirement Funds—program fee	65,338	45,843	30,477
Legal and audit fees	36,619	25,180	19,880
Compliance consultant fees	10,172	9,071	14,193
Reports to unitholders	1,130	539	5,538
Registration fees	15,560	11,586	5,988
Other fees	7,463	3,364	3,766

Total expenses	697,482	488,465	344,401

Less: Expense reimbursement	(11,606)	—	—

Net expenses	685,876	488,465	344,401

Net investment income (loss)	(685,868)	(488,465)	(344,401)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,441,509	2,630,261	632,184

Net realized gain (loss)	2,441,509	2,630,261	632,184

Change in net unrealized appreciation (depreciation) on:
Investments	9,839,260	(1,541,840)	5,723,656

Change in net unrealized appreciation (depreciation)	9,839,260	(1,541,840)	5,723,656

Net realized and unrealized gain (loss)	12,280,769	1,088,421	6,355,840

Net increase (decrease) in net assets resulting from operations	$11,594,901	$599,956	$6,011,439

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$(685,868)	$(488,465)	$(344,401)
Net realized gain (loss)	2,441,509	2,630,261	632,184
Change in net unrealized appreciation (depreciation)	9,839,260	(1,541,840)	5,723,656

Net increase (decrease) in net assets resulting from operations	11,594,901	599,956	6,011,439

From unitholder transactions
Proceeds from units issued	48,720,635	41,162,877	34,873,377
Cost of units redeemed	(23,904,017)	(28,878,303)	(20,036,218)

Net increase (decrease) in net assets from unitholder transactions	24,816,618	12,284,574	14,837,159

Net increase (decrease) in net assets	36,411,519	12,884,530	20,848,598
Net Assets
Beginning of year	67,975,432	55,090,902	34,242,304

End of year	$104,386,951	$67,975,432	$55,090,902

Number of units
Outstanding-beginning of year	3,747,123	3,076,880	2,184,145
Issued	2,436,722	2,263,412	2,147,913
Redeemed	(1,187,054)	(1,593,169)	(1,255,178)

Outstanding-end of year	4,996,791	3,747,123	3,076,880

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period February 9, 2009(a) to December 31, 2009
Investment income†	$— (b)	$—	$—	$—
Expenses†,††	(0.15)	(0.14)	(0.13)	(0.11)

Net investment income (loss)	(0.15)	(0.14)	(0.13)	(0.11)
Net realized and unrealized gain (loss)	2.90	0.38	2.35	3.79

Net increase (decrease) in unit value	2.75	0.24	2.22	3.68
Net asset value at beginning of period	18.14	17.90	15.68	12.00

Net asset value at end of period	$20.89	$18.14	$17.90	$15.68

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.76%	0.78%	0.81%	0.87%
Ratio of net investment income (loss) to average net assets*	(0.76)%	(0.78)%	(0.81)%	(0.87)%
Portfolio turnover**,†††	9%	21%	23%	159%
Total return**	15.16%	1.34%	14.16%	30.67%
Net assets at end of period (in thousands)	$104,387	$67,975	$55,091	$34,242

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.010% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Large Cap Index Equity Fund

Schedule of Investments

December 31, 2012

	Units	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA S&P 500® Index Non-Lending Series Fund, Class A	4,163,645	$104,486,674

TOTAL INVESTMENT FUNDS (cost $88,745,584)		104,486,674

TOTAL INVESTMENTS—100.1%
(cost $88,745,584)		104,486,674
Liabilities Less Other Assets—(0.1)%		(99,723)

NET ASSETS—100.0%		$104,386,951

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $216,818,070 and $231,370,558, respectively)	$285,693,611	$266,749,521
Receivable for investments sold	—	498,107
Receivable for fund units sold	140,978	—
Other assets	9,177	9,977

Total assets	285,843,766	267,257,605

Liabilities
Payable for investments purchased	140,978	—
Payable for fund units redeemed	—	498,107
Investment advisory fee payable	28,206	22,285
ING—program fee payable	118,738	116,047
Trustee, management and administration fees payable	21,657	20,537
ABA Retirement Funds—program fee payable	16,973	16,650
Payable for legal and audit services	33,196	39,130
Payable for compliance consultant fees	22,147	—	(a)
Payable for reports to unitholders	4,375	—	(b)
Other accruals	42,440	68,958

Total liabilities	428,710	781,714

Net Assets (equivalent to $41.20 and $35.67 per unit based on 6,927,066 and 7,471,321 units outstanding, respectively)	$285,415,056	$266,475,891

(a)	Payable for compliance consultant fees is included in other accruals.
(b)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	1,473,624	1,505,983	1,399,583
Trustee, management and administration fees	255,932	260,241	253,342
Investment advisory fee	119,253	113,875	120,652
ABA Retirement Funds—program fee	208,371	212,414	197,150
Legal and audit fees	115,825	113,280	126,203
Compliance consultant fees	32,482	41,013	90,217
Reports to unitholders	3,593	2,460	37,721
Registration fees	49,730	52,460	36,187
Other fees	23,626	14,777	25,964

Total expenses	2,282,436	2,316,503	2,287,019

Less: Expense reimbursement	(38,544)	—	—

Net expenses	2,243,892	2,316,503	2,287,019

Net investment income (loss)	(2,243,892)	(2,316,503)	(2,287,019)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	9,539,253	8,452,487	17,488,769

Net realized gain (loss)	9,539,253	8,452,487	17,488,769

Change in net unrealized appreciation (depreciation) on:
Investments	33,496,578	(5,116,838)	26,008,343

Change in net unrealized appreciation (depreciation)	33,496,578	(5,116,838)	26,008,343

Net realized and unrealized gain (loss)	43,035,831	3,335,649	43,497,112

Net increase (decrease) in net assets resulting from operations	$40,791,939	$1,019,146	$41,210,093

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$(2,243,892)	$(2,316,503)	$(2,287,019)
Net realized gain (loss)	9,539,253	8,452,487	17,488,769
Change in net unrealized appreciation (depreciation)	33,496,578	(5,116,838)	26,008,343

Net increase (decrease) in net assets resulting from operations	40,791,939	1,019,146	41,210,093

From unitholder transactions
Proceeds from units issued	32,683,556	37,905,663	43,097,138
Cost of units redeemed	(54,536,330)	(65,591,112)	(57,649,127)

Net increase (decrease) in net assets from unitholder transactions	(21,852,774)	(27,685,449)	(14,551,989)

Net increase (decrease) in net assets	18,939,165	(26,666,303)	26,658,104
Net Assets
Beginning of year	266,475,891	293,142,194	266,484,090

End of year	$285,415,056	$266,475,891	$293,142,194

Number of units
Outstanding-beginning of year	7,471,321	8,247,938	8,708,063
Issued	824,534	1,050,456	1,351,868
Redeemed	(1,368,789)	(1,827,073)	(1,811,993)

Outstanding-end of year	6,927,066	7,471,321	8,247,938

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the year)

	2012	2011	2010	2009	2008
Investment income†	$—	$—	$—	$0.03	$0.03
Expenses†,††	(0.31)	(0.29)	(0.27)	(0.22)	(0.18)

Net investment income (loss)	(0.31)	(0.29)	(0.27)	(0.19)	(0.15)
Net realized and unrealized gain (loss)	5.84	0.42	5.21	6.93	(14.44)

Net increase (decrease) in unit value	5.53	0.13	4.94	6.74	(14.59)
Net asset value at beginning of year	35.67	35.54	30.60	23.86	38.45

Net asset value at end of year	$41.20	$35.67	$35.54	$30.60	$23.86

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.78%	0.82%	0.85%	0.87%	0.56%
Ratio of net investment income (loss) to average net assets	(0.78)%	(0.82)%	(0.85)%	(0.76)%	(0.47)%
Portfolio turnover†††	3%	4%	71%	153%	3%
Total return	15.50%	0.37%	16.14%	28.25%	(37.95)%
Net assets at end of year (in thousands)	$285,415	$266,476	$293,142	$266,484	$221,260

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

All Cap Index Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	14,821,208	$285,693,611

TOTAL INVESTMENT FUNDS (cost $216,818,070)		285,693,611

TOTAL INVESTMENTS—100.1% (cost $216,818,070)		285,693,611
Liabilities Less Other Assets—(0.1)%		(278,555)

NET ASSETS—100.0%		$285,415,056

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Assets and Liabilities

	December 31, 2012		December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA S&P MidCap® Index Non-Lending Series Fund Class A (cost $65,155,641 and $54,827,517, respectively)	$76,157,109		$57,872,403
Receivable for fund units sold	255,197		48,894
Other assets	2,269		2,176

Total assets	76,414,575		57,923,473

Liabilities
Payable for investments purchased	255,197		48,894
Investment advisory fee payable	7,503		4,883
ING—program fee payable	33,171		24,784
Trustee, management and administration fees payable	6,275		4,375
ABA Retirement Funds—program fee payable	4,714		3,555
Payable for legal and audit services	—	(a)	8,121
Payable for compliance consultant fees	—	(b)	4,137
Other accruals	26,292		9,594

Total liabilities	333,152		108,343

Net Assets (equivalent to $28.16 and $24.07 per unit based on 2,701,428 and 2,402,100 units outstanding, respectively)	$76,081,423		$57,815,130

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	365,672	291,094	165,917
Trustee, management and administration fees	63,509	50,483	29,944
Investment advisory fee	29,635	22,583	14,088
ABA Retirement Funds—program fee	51,706	41,134	23,305
Legal and audit fees	28,856	22,443	15,183
Compliance consultant fees	8,057	8,097	10,851
Reports to unitholders	893	483	4,239
Registration fees	12,330	10,347	4,571
Other fees	5,883	2,968	2,886

Total expenses	566,541	449,632	270,984

Less: Expense reimbursement	(9,362)	—	—

Total expenses	557,179	449,632	270,984

Net investment income (loss)	(557,179)	(449,632)	(270,984)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	3,175,797	3,345,816	673,419

Net realized gain (loss)	3,175,797	3,345,816	673,419

Change in net unrealized appreciation (depreciation) on:
Investments	7,956,582	(5,398,008)	7,181,798

Change in net unrealized appreciation (depreciation)	7,956,582	(5,398,008)	7,181,798

Net realized and unrealized gain (loss)	11,132,379	(2,052,192)	7,855,217

Net increase (decrease) in net assets resulting from operations	$10,575,200	$(2,501,824)	$7,584,233

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012		For the year ended December 31, 2011		For the year ended December 31, 2010
From operations
Net investment income (loss)	$(557,179	) $	(449,632	) $	(270,984)
Net realized gain (loss)	3,175,797		3,345,816		673,419
Change in net unrealized appreciation (depreciation)	7,956,582		(5,398,008)		7,181,798

Net increase (decrease) in net assets resulting from operations	10,575,200		(2,501,824)		7,584,233

From unitholder transactions
Proceeds from units issued	31,268,428		45,122,979		28,360,511
Cost of units redeemed	(23,577,335)		(29,154,433)		(16,907,511)

Net increase (decrease) in net assets from unitholder transactions	7,691,093		15,968,546		11,453,000

Net increase (decrease) in net assets	18,266,293		13,466,722		19,037,233
Net Assets
Beginning of year	57,815,130		44,348,408		25,311,175

End of year	$76,081,423		$57,815,130		$44,348,408

Number of units
Outstanding-beginning of year	2,402,100		1,796,377		1,287,394
Issued	1,183,127		1,766,000		1,314,586
Redeemed	(883,799)		(1,160,277)		(805,603)

Outstanding-end of year	2,701,428		2,402,100		1,796,377

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.21)	(0.20)	(0.18)	(0.15)

Net investment income (loss)	(0.21)	(0.20)	(0.18)	(0.15)
Net realized and unrealized gain (loss)	4.30	(0.42)	5.21	6.81

Net increase (decrease) in unit value	4.09	(0.62)	5.03	6.66
Net asset value at beginning of period	24.07	24.69	19.66	13.00

Net asset value at end of period	$28.16	$24.07	$24.69	$19.66

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.78%	0.81%	0.84%	0.91%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.81)%	(0.84)%	(0.91)%
Portfolio turnover**,†††	14%	22%	22%	165%
Total return**	16.99%	(2.51)%	25.58%	51.23%
Net assets at end of period (in thousands)	$76,081	$57,815	$44,348	$25,311

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Mid Cap Index Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA S&P MidCap® Index Non-Lending Series Fund, Class A	1,944,669	$76,157,109

TOTAL INVESTMENT FUNDS (cost $65,155,641)		76,157,109

TOTAL INVESTMENTS—100.1%
(cost $65,155,641)		76,157,109
Liabilities Less Other Assets—(0.1)%		(75,686)

NET ASSETS—100.0%		$76,081,423

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Assets and Liabilities

	December 31, 2012		December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Russell Small Cap® Index Non-Lending Series Fund Class A (cost $37,426,620 and $31,103,960, respectively)	$42,030,745		$31,792,166
Receivable for investments sold	167,075		—
Receivable for fund units sold	143,028		53,053
Other assets	1,258		1,197

Total assets	42,342,106		31,846,416

Liabilities
Due to custodian	167,075		53,053
Payable for investments purchased	143,028		—
Investment advisory fee payable	4,120		2,996
ING—program fee payable	18,775		13,374
Trustee, management and administration fees payable	3,490		2,374
ABA Retirement Funds—program fee payable	2,655		1,920
Payable for legal and audit services	—	(a)	4,697
Other accruals	14,454		7,985

Total liabilities	353,597		86,399

Net Assets (equivalent to $28.51 and $24.70 per unit based on 1,472,977 and 1,285,785 units outstanding, respectively)	$41,988,509		$31,760,017

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	196,835	170,078	98,589
Trustee, management and administration fees	34,186	29,391	17,846
Investment advisory fee	15,602	13,496	8,416
ABA Retirement Funds—program fee	27,833	24,008	13,856
Legal and audit fees	15,563	13,098	9,018
Compliance consultant fees	4,335	4,738	6,452
Reports to unitholders	481	283	2,554
Registration fees	6,632	6,059	2,691
Other fees	3,173	1,746	1,744

Total expenses	304,640	262,897	161,166

Less: Expense reimbursement	(5,060)	—	—

Net expenses	299,580	262,897	161,166

Net investment income (loss)	(299,580)	(262,897)	(161,166)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,627,169	2,378,466	380,400

Net realized gain (loss)	1,627,169	2,378,466	380,400

Change in net unrealized appreciation (depreciation) on:
Investments	3,915,919	(4,138,746)	4,263,154

Change in net unrealized appreciation (depreciation)	3,915,919	(4,138,746)	4,263,154

Net realized and unrealized gain (loss)	5,543,088	(1,760,280)	4,643,554

Net increase (decrease) in net assets resulting from operations	$5,243,508	$(2,023,177)	$4,482,388

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$(299,580)	$(262,897)	$(161,166)
Net realized gain (loss)	1,627,169	2,378,466	380,400
Change in net unrealized appreciation (depreciation)	3,915,919	(4,138,746)	4,263,154

Net increase (decrease) in net assets resulting from operations	5,243,508	(2,023,177)	4,482,388

From unitholder transactions
Proceeds from units issued	19,649,511	27,110,547	17,575,232
Cost of units redeemed	(14,664,527)	(20,123,422)	(10,769,617)

Net increase (decrease) in net assets from unitholder transactions	4,984,984	6,987,125	6,805,615

Net increase (decrease) in net assets	10,228,492	4,963,948	11,288,003
Net Assets
Beginning of year	31,760,017	26,796,069	15,508,066

End of year	$41,988,509	$31,760,017	$26,796,069

Number of units
Outstanding-beginning of year	1,285,785	1,031,517	750,212
Issued	733,277	1,043,070	778,818
Redeemed	(546,085)	(788,802)	(497,513)

Outstanding-end of year	1,472,977	1,285,785	1,031,517

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period February 3, 2009(a) to December 31, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.21)	(0.21)	(0.19)	(0.16)

Net investment income (loss)	(0.21)	(0.21)	(0.19)	(0.16)
Net realized and unrealized gain (loss)	4.02	(1.07)	5.50	6.83

Net increase (decrease) in unit value	3.81	(1.28)	5.31	6.67
Net asset value at beginning of period	24.70	25.98	20.67	14.00

Net asset value at end of period	$28.51	$24.70	$25.98	$20.67

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.78%	0.81%	0.84%	0.90%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.81)%	(0.84)%	(0.90)%
Portfolio turnover**,†††	23%	32%	33%	192%
Total return**	15.43%	(4.93)%	25.69%	47.64%
Net assets at end of period (in thousands)	$41,989	$31,760	$26,796	$15,508

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.020% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Small Cap Index Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA Russell Small Cap® Index Non-Lending Series Fund, Class A	1,599,830	$42,030,745

TOTAL INVESTMENT FUNDS (cost $37,426,620)		42,030,745

TOTAL INVESTMENTS—100.1%
(cost $37,426,620)		42,030,745
Liabilities Less Other Assets—(0.1)%		(42,236)

NET ASSETS—100.0%		$41,988,509

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statements of Assets and Liabilities

	December 31, 2012		December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $61,467,517 and $51,057,680, respectively)	$67,809,542		$48,040,457
Receivable for fund units sold	207,278		—
Other assets	1,837		1,896

Total assets	68,018,657		48,042,353

Liabilities
Payable for investments purchased	207,278		—
Investment advisory fee payable	19,331		14,402
ING—program fee payable	29,454		21,189
Trustee, management and administration fees payable	5,387		3,744
ABA Retirement Funds—program fee payable	4,198		3,040
Payable for legal and audit services	—	(a)	7,147
Payable for compliance consultant fees	—	(b)	3,700
Payable for reports to unitholders	—	(c)	937
Other accruals	22,416		7,615

Total liabilities	288,064		61,774

Net Assets (equivalent to $29.01 and $24.80 per unit based on 2,334,675 and 1,934,800 units outstanding, respectively)	$67,730,593		$47,980,579

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	292,608	259,916	161,686
Trustee, management and administration fees	50,819	45,010	29,072
Investment advisory fee	69,705	62,421	34,051
ABA Retirement Funds—program fee	41,375	36,725	22,689
Legal and audit fees	23,195	19,939	14,945
Compliance consultant fees	6,439	7,212	10,654
Reports to unitholders	716	432	3,990
Registration fees	9,849	9,222	4,620
Other fees	4,728	2,673	2,696

Total expenses	499,434	443,550	284,403

Less: Expense reimbursement	(7,425)	—	—

Net expenses	492,009	443,550	284,403

Net investment income (loss)	(492,009)	(443,550)	(284,403)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	373,026	443,124	51,707

Net realized gain (loss)	373,026	443,124	51,707

Change in net unrealized appreciation (depreciation) on:
Investments	9,359,248	(7,978,335)	4,134,339

Change in net unrealized appreciation (depreciation)	9,359,248	(7,978,335)	4,134,339

Net realized and unrealized gain (loss)	9,732,274	(7,535,211)	4,186,046

Net increase (decrease) in net assets resulting from operations	$9,240,265	$(7,978,761)	$3,901,643

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$(492,009)	$(443,550)	$(284,403)
Net realized gain (loss)	373,026	443,124	51,707
Change in net unrealized appreciation (depreciation)	9,359,248	(7,978,335)	4,134,339

Net increase (decrease) in net assets resulting from operations	9,240,265	(7,978,761)	3,901,643

From unitholder transactions
Proceeds from units issued	22,355,098	26,371,906	26,056,089
Cost of units redeemed	(11,845,349)	(14,553,644)	(10,163,129)

Net increase (decrease) in net assets from unitholder transactions	10,509,749	11,818,262	15,892,960

Net increase (decrease) in net assets	19,750,014	3,839,501	19,794,603
Net Assets
Beginning of year	47,980,579	44,141,078	24,346,475

End of year	$67,730,593	$47,980,579	$44,141,078

Number of units
Outstanding-beginning of year	1,934,800	1,525,410	926,417
Issued	842,240	931,134	990,923
Redeemed	(442,365)	(521,744)	(391,930)

Outstanding-end of year	2,334,675	1,934,800	1,525,410

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period March 3, 2009(a) to December 31, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.23)	(0.25)	(0.23)	(0.20)

Net investment income (loss)	(0.23)	(0.25)	(0.23)	(0.20)
Net realized and unrealized gain (loss)	4.44	(3.89)	2.89	11.48

Net increase (decrease) in unit value	4.21	(4.14)	2.66	11.28
Net asset value at beginning of period	24.80	28.94	26.28	15.00

Net asset value at end of period	$29.01	$24.80	$28.94	$26.28

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.86%	0.89%	0.90%	0.96%
Ratio of net investment income (loss) to average net assets*	(0.86)%	(0.89)%	(0.90)%	(0.96)%
Portfolio turnover**,†††	8%	10%	12%	147%
Total return**	16.98%	(14.31)%	10.12%	75.20%
Net assets at end of period (in thousands)	$67,731	$47,981	$44,141	$24,346

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.040% for 2012, and 0.050% for 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

International Index Equity Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	4,936,989	$67,809,542

TOTAL INVESTMENT FUNDS (cost $61,467,517)		67,809,542

TOTAL INVESTMENTS—100.1%
(cost $61,467,517)		67,809,542
Liabilities Less Other Assets—(0.1)%		(78,949)

NET ASSETS—100.0%		$67,730,593

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $14,285,644 and $10,050,949, respectively)	$15,695,223	$10,934,737
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $8,249,192 and $5,881,168, respectively)	7,639,436	5,441,170
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $7,212,379 and $5,154,528, respectively)	8,216,749	5,439,402
Cash	—	24,095
Receivable for investments sold	—	471,321
Receivable for fund units sold	94,335	—
Other assets	825	838

Total assets	31,646,568	22,311,563

Liabilities
Payable for investments purchased	94,335	489,340
Payable for fund units redeemed	—	6,076
Investment advisory fee payable	6,080	4,005
ING—program fee payable	14,834	9,000
Trustee, management and administration fees payable	2,638	1,604
ABA Retirement Funds—program fee payable	2,119	1,292
Other accruals	10,234	7,651

Total liabilities	130,240	518,968

Net Assets (equivalent to $18.63 and $17.47 per unit based on 1,691,743 and 1,247,711 units outstanding, respectively)	$31,516,328	$21,792,595

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	141,305	97,901	47,495
Trustee, management and administration fees	24,541	16,969	8,475
Investment advisory fee	21,865	15,344	7,566
ABA Retirement Funds—program fee	19,981	13,862	6,642
Legal and audit fees	11,173	7,731	4,325
Compliance consultant fees	3,110	2,780	3,079
Reports to unitholders	345	165	1,114
Registration fees	4,758	3,550	1,365
Other fees	2,278	1,030	749

Total expenses	229,356	159,332	80,810

Less: Expense reimbursement	(3,497)	—	—

Net expenses	225,859	159,332	80,810

Net investment income (loss)	(225,859)	(159,332)	(80,810)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	742,642	1,525,465	644,740

Net realized gain (loss)	742,642	1,525,465	644,740

Change in net unrealized appreciation (depreciation) on:
Investments	1,075,529	(561,276)	779,428

Change in net unrealized appreciation (depreciation)	1,075,529	(561,276)	779,428

Net realized and unrealized gain (loss)	1,818,171	964,189	1,424,168

Net increase (decrease) in net assets resulting from operations	$1,592,312	$804,857	$1,343,358

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$(225,859)	$(159,332)	$(80,810)
Net realized gain (loss)	742,642	1,525,465	644,740
Change in net unrealized appreciation (depreciation)	1,075,529	(561,276)	779,428

Net increase (decrease) in net assets resulting from operations	1,592,312	804,857	1,343,358

From unitholder transactions
Proceeds from units issued	15,312,077	16,587,007	10,035,607
Cost of units redeemed	(7,180,656)	(8,388,714)	(3,960,646)

Net increase (decrease) in net assets from unitholder transactions	8,131,421	8,198,293	6,074,961

Net increase (decrease) in net assets	9,723,733	9,003,150	7,418,319
Net Assets
Beginning of year	21,792,595	12,789,445	5,371,126

End of year	$31,516,328	$21,792,595	$12,789,445

Number of units
Outstanding-beginning of year	1,247,711	769,370	370,249
Issued	836,308	962,100	656,434
Redeemed	(392,276)	(483,759)	(257,313)

Outstanding-end of year	1,691,743	1,247,711	769,370

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—	$—	$—	$—
Expenses(b)†	(0.15)	(0.14)	(0.14)	(0.06)

Net investment income (loss)	(0.15)	(0.14)	(0.14)	(0.06)

Net realized and unrealized gain (loss)	1.31	0.99	2.25	2.57

Net increase (decrease) in unit value	1.16	0.85	2.11	2.51
Net asset value at beginning of period	17.47	16.62	14.51	12.00

Net asset value at end of period	$18.63	$17.47	$16.62	$14.51

Ratios/Supplemental Data:
Ratio of net expenses to average net assets(b)*	0.82%	0.83%	0.88%	0.95%
Ratio of net investment income (loss) to average net assets*	(0.82)%	(0.83)%	(0.88)%	(0.95)%
Portfolio turnover**,†,†	18%	43%	39%	14%
Total return**	6.64%	5.11%	14.54%	20.92%
Net assets at end of period (in thousands)	$31,516	$21,793	$12,789	$5,371

(a)	Commencement of operations.
(b)	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.018% for 2012, and 0.020% for 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Real Asset Return Fund

Schedule of Investments

December 31, 2012

	Units	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	902,367	$7,639,436
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	624,263	15,695,223
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	238,817	8,216,749

TOTAL INVESTMENT FUNDS (cost $29,747,215)		31,551,408

TOTAL INVESTMENTS—100.1%
(cost $29,747,215)		31,551,408
Liabilities Less Other Assets—(0.1)%		(35,080)

NET ASSETS—100.0%		$31,516,328

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Assets and Liabilities

December 31, 2012
Assets
Investments in collective investment funds, at value:
Wellington CIF II Real Total Return Fund (cost $682,898)	$706,152
Investment companies, at value:
AQR Risk Parity Fund, Class I (cost $457,469)	466,963
Receivable for fund units sold	1,000
Interest and dividends receivable	1,548
Other assets	251

Total assets	1,175,914

Liabilities
Payable for investments purchased	2,548
ING—program fee payable	556
Trustee, management and administration fees payable	161
ABA Retirement Funds—program fee payable	79
Other accruals	353

Total liabilities	3,697

Net Assets (equivalent to $10.76 per unit based on 108,941 units outstanding)	$1,172,217

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statements of Operations

For the period January 17, 2012(a) to December 31, 2012
Investment income
Dividends	$16,668

Total investment income	16,668

Expenses
ING—program fee	4,243
Trustee, management and administration fees	737
ABA Retirement Funds—program fee	600
Legal and audit fees	339
Compliance consultant fees	93
Reports to unitholders	11
Registration fees	142
Other fees	68

Total expenses	6,233

Less: Expense reimbursement	(366)

Net expenses	5,867

Net investment income (loss)	10,801

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	26,911

Net realized gain (loss)	26,911

Change in net unrealized appreciation (depreciation) on:
Investments	32,748

Change in net unrealized appreciation (depreciation)	32,748

Net realized and unrealized gain (loss)	59,659

Net increase (decrease) in net assets resulting from operations	$70,460

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Statement of Changes in Net Assets

For the period January 17, 2012(a) to December 31, 2012
From operations
Net investment income (loss)	$10,801
Net realized gain (loss)	26,911
Change in net unrealized appreciation (depreciation)	32,748

Net increase (decrease) in net assets resulting from operations	70,460

From unitholder transactions
Proceeds from units issued	1,334,249
Cost of units redeemed	(232,492)

Net increase (decrease) in net assets from unitholder transactions	1,101,757

Net increase (decrease) in net assets	1,172,217
Net Assets
Beginning of period	—

End of period	$1,172,217

Number of units
Outstanding-beginning of period	—
Issued	131,353
Redeemed	(22,412)

Outstanding-end of period	108,941

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period January 17, 2012(a) to December 31, 2012
Investment income†	$0.20
Expenses†,††	(0.07)

Net investment income (loss)	0.13
Net realized and unrealized gain (loss)	0.63

Net increase (decrease) in unit value	0.76
Net asset value at beginning of period	10.00

Net asset value at end of period	$10.76

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.71%
Ratio of net investment income (loss) to average net assets*	1.31%
Portfolio turnover**,†††	28%
Total return**	7.60%
Net assets at end of period (in thousands)	$1,172

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.714% for the period December 31, 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Alternative Alpha Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—60.3%
Wellington CIF II Real Total Return Fund	67,899	$706,152
Investment Companies—39.8%
AQR Risk Parity Fund, Class I	40,641	466,963

TOTAL INVESTMENT FUNDS (cost $1,140,367)		1,173,115

TOTAL INVESTMENTS—100.1%
(cost $1,140,367)		1,173,115
Liabilities Less Other Assets—(0.1)%		(898)

NET ASSETS—100.0%		$1,172,217

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement Income Non-Lending Series Fund Class A (cost $41,351,592 and $33,023,929, respectively)	$47,342,113	$35,605,786
Receivable for fund units sold	50,743	192,696
Other assets	1,354	1,425

Total assets	47,394,210	35,799,907

Liabilities
Payable for investments purchased	50,743	192,696
Retirement Date Fund management fee payable	10,954	8,052
ING—program fee payable	20,977	15,745
Trustee, management and administration fees payable	4,618	3,557
ABA Retirement Funds—program fee payable	2,999	2,260
Payable for legal and audit services	5,375	—	(a)
Other accruals	10,526	14,228

Total liabilities	106,192	236,538

Net Assets (equivalent to $13.46 and $12.37 per unit based on 3,512,545 and 2,875,793 units outstanding, respectively)	$47,288,018	$35,563,369

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	223,218	189,688	173,705
Trustee, management and administration fees	49,464	42,130	35,478
Retirement Date Fund management fee	44,319	36,583	32,935
ABA Retirement Funds—program fee	31,563	26,790	24,383
Legal and audit fees	17,608	14,596	15,541
Compliance consultant fees	4,916	5,276	11,088
Reports to unitholders	545	316	4,516
Registration fees	7,523	6,746	4,541
Other fees	3,590	1,942	3,095

Total expenses	382,746	324,067	305,282

Less: Expense reimbursement	(5,678)	—	—

Net expenses	377,068	324,067	305,282

Net investment income (loss)	(377,068)	(324,067)	(305,282)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	587,882	972,334	2,654,481

Net realized gain (loss)	587,882	972,334	2,654,481

Change in net unrealized appreciation (depreciation) on:
Investments	3,408,664	693,042	490,787

Change in net unrealized appreciation (depreciation)	3,408,664	693,042	490,787

Net realized and unrealized gain (loss)	3,996,546	1,665,376	3,145,268

Net increase (decrease) in net assets resulting from operations	$3,619,478	$1,341,309	$2,839,986

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$(377,068)	$(324,067)	$(305,282)
Net realized gain (loss)	587,882	972,334	2,654,481
Change in net unrealized appreciation (depreciation)	3,408,664	693,042	490,787

Net increase (decrease) in net assets resulting from operations	3,619,478	1,341,309	2,839,986

From unitholder transactions
Proceeds from units issued	13,174,917	9,655,481	13,026,277
Cost of units redeemed	(5,069,746)	(10,938,384)	(9,295,240)

Net increase (decrease) in net assets from unitholder transactions	8,105,171	(1,282,903)	3,731,037

Net increase (decrease) in net assets	11,724,649	58,406	6,571,023
Net Assets
Beginning of year	35,563,369	35,504,963	28,933,940

End of year	$47,288,018	$35,563,369	$35,504,963

Number of units
Outstanding-beginning of year	2,875,793	2,982,118	2,645,849
Issued	1,025,213	788,422	1,152,348
Redeemed	(388,461)	(894,747)	(816,079)

Outstanding-end of year	3,512,545	2,875,793	2,982,118

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.11)	(0.11)	(0.10)	(0.09)	(0.07)

Net investment income (loss)	(0.11)	(0.11)	(0.10)	(0.09)	(0.07)
Net realized and unrealized gain (loss)	1.20	0.57	1.07	1.51	(1.51)

Net increase (decrease) in unit value	1.09	0.46	0.97	1.42	(1.58)
Net asset value at beginning of year	12.37	11.91	10.94	9.52	11.10

Net asset value at end of year	$13.46	$12.37	$11.91	$10.94	$9.52

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.87%	0.89%	0.92%	0.92%	0.67%
Ratio of net investment income (loss) to average net assets	(0.87)%	(0.89)%	(0.92)%	(0.92)%	(0.67)%
Portfolio turnover†††	9%	21%	91%	54%	33%
Total return	8.81%	3.86%	8.87%	14.92%	(14.23)%
Net assets at end of year (in thousands)	$47,288	$35,563	$35,505	$28,934	$27,462

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Lifetime Income Retirement Date Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA Target Retirement Income Non-Lending Series Fund, Class A	3,380,372	$47,342,113

TOTAL INVESTMENT FUNDS (cost $41,351,592)		47,342,113

TOTAL INVESTMENTS—100.1%
(cost $41,351,592)		47,342,113
Liabilities Less Other Assets—(0.1)%		(54,095)

NET ASSETS—100.0%		$47,288,018

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statements of Assets and Liabilities

	December 31, 2012		December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2010 Non-Lending Series Fund Class A (cost $71,469,367 and $57,755,976, respectively)	$83,002,687		$63,771,457
Receivable for fund units sold	323,662		55,727
Other assets	2,327		2,543

Total assets	83,328,676		63,829,727

Liabilities
Payable for investments purchased	323,662		55,727
Retirement Date Fund management fee payable	18,607		15,173
ING—program fee payable	37,400		28,145
Trustee, management and administration fees payable	8,067		6,330
ABA Retirement Funds—program fee payable	5,357		4,038
Payable for legal and audit services	—	(a)	9,564
Payable for compliance consultant fees	—	(b)	5,050
Other accruals	27,418		11,516

Total liabilities	420,511		135,543

Net Assets (equivalent to $16.64 and $15.10 per unit based on 4,981,994 and 4,216,985 units outstanding, respectively)	$82,908,165		$63,694,184

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	386,929	349,815	337,855
Trustee, management and administration fees	85,741	77,676	68,921
Retirement Date Fund management fee	75,212	69,617	62,849
ABA Retirement Funds—program fee	54,712	49,379	47,450
Legal and audit fees	30,527	26,863	30,269
Compliance consultant fees	8,518	9,712	21,615
Reports to unitholders	944	581	8,918
Registration fees	13,035	12,418	8,764
Other fees	6,225	3,500	6,124

Total expenses	661,843	599,561	592,765

Less: Expense reimbursement	(9,833)	—	—

Net expenses	652,010	599,561	592,765

Net investment income (loss)	(652,010)	(599,561)	(592,765)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	2,271,302	3,013,541	6,477,298

Net realized gain (loss)	2,271,302	3,013,541	6,477,298

Change in net unrealized appreciation (depreciation) on:
Investments	5,517,839	1,625,036	1,237,303

Change in net unrealized appreciation (depreciation)	5,517,839	1,625,036	1,237,303

Net realized and unrealized gain (loss)	7,789,141	4,638,577	7,714,601

Net increase (decrease) in net assets resulting from operations	$7,137,131	$4,039,016	$7,121,836

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$(652,010)	$(599,561)	$(592,765)
Net realized gain (loss)	2,271,302	3,013,541	6,477,298
Change in net unrealized appreciation (depreciation)	5,517,839	1,625,036	1,237,303

Net increase (decrease) in net assets resulting from operations	7,137,131	4,039,016	7,121,836

From unitholder transactions
Proceeds from units issued	29,255,780	17,638,106	22,892,233
Cost of units redeemed	(17,178,930)	(27,411,473)	(22,556,409)

Net increase (decrease) in net assets from unitholder transactions	12,076,850	(9,773,367)	335,824

Net increase (decrease) in net assets	19,213,981	(5,734,351)	7,457,660
Net Assets
Beginning of year	63,694,184	69,428,535	61,970,875

End of year	$82,908,165	$63,694,184	$69,428,535

Number of units
Outstanding-beginning of year	4,216,985	4,877,243	4,859,187
Issued	1,838,652	1,200,166	1,711,132
Redeemed	(1,073,643)	(1,860,424)	(1,693,076)

Outstanding-end of year	4,981,994	4,216,985	4,877,243

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.14)	(0.13)	(0.12)	(0.11)	(0.08)

Net investment income (loss)	(0.14)	(0.13)	(0.12)	(0.11)	(0.08)
Net realized and unrealized gain (loss)	1.68	0.99	1.61	1.88	(2.51)

Net increase (decrease) in unit value	1.54	0.86	1.49	1.77	(2.59)
Net asset value at beginning of year	15.10	14.24	12.75	10.98	13.57

Net asset value at end of year	$16.64	$15.10	$14.24	$12.75	$10.98

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.87%	0.90%	0.92%	0.92%	0.67%
Ratio of net investment income (loss) to average net assets	(0.87)%	(0.90)%	(0.92)%	(0.92)%	(0.67)%
Portfolio turnover†††	17%	18%	96%	56%	27%
Total return	10.20%	6.04%	11.69%	16.12%	(19.09)%
Net assets at end of year (in thousands)	$82,908	$63,694	$69,429	$61,971	$49,186

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2010 Retirement Date Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA Target Retirement 2010 Non-Lending Series Fund, Class A	5,458,548	$83,002,687

TOTAL INVESTMENT FUNDS (cost $71,469,367)		83,002,687

TOTAL INVESTMENTS—100.1%
(cost $71,469,367)		83,002,687
Liabilities Less Other Assets—(0.1)%		(94,522)

NET ASSETS—100.0%		$82,908,165

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statements of Assets and Liabilities

	December 31, 2012		December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2020 Non-Lending Series Fund Class A (cost $169,441,183 and $138,801,236, respectively)	$207,118,303		$155,940,174
Receivable for investments sold	1,085,387		—
Receivable for fund units sold	—		350,429
Other assets	6,021		5,847

Total assets	208,209,711		156,296,450

Liabilities
Payable for investments purchased	—		350,429
Payable for fund units redeemed	1,085,387		—
Retirement Date Fund management fee payable	50,954		38,017
ING—program fee payable	91,581		65,992
Trustee, management and administration fees payable	19,947		14,824
ABA Retirement Funds—program fee payable	13,104		9,468
Payable for legal and audit services	—	(a)	21,699
Other accruals	68,446		36,742

Total liabilities	1,329,419		537,171

Net Assets (equivalent to $19.57 and $17.32 per unit based on 10,573,990 and 8,992,112 units outstanding, respectively)	$206,880,292		$155,759,279

(a)	Payable for legal and audit services fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	976,356	762,944	603,124
Trustee, management and administration fees	216,355	169,546	123,151
Retirement Date Fund management fee	193,171	154,121	114,234
ABA Retirement Funds—program fee	138,058	107,801	84,664
Legal and audit fees	77,103	59,264	54,440
Compliance consultant fees	21,503	21,373	38,880
Reports to unitholders	2,385	1,273	15,802
Registration fees	32,905	27,307	15,936
Other fees	15,722	7,705	10,824

Total expenses	1,673,558	1,311,334	1,061,055

Less: Expense reimbursement	(24,867)	—	—

Net expenses	1,648,691	1,311,334	1,061,055

Net investment income (loss)	(1,648,691)	(1,311,334)	(1,061,055)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	3,564,029	3,866,877	9,751,425

Net realized gain (loss)	3,564,029	3,866,877	9,751,425

Change in net unrealized appreciation (depreciation) on:
Investments	20,538,182	4,800,540	6,895,490

Change in net unrealized appreciation (depreciation)	20,538,182	4,800,540	6,895,490

Net realized and unrealized gain (loss)	24,102,211	8,667,417	16,646,915

Net increase (decrease) in net assets resulting from operations	$22,453,520	$7,356,083	$15,585,860

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$(1,648,691)	$(1,311,334)	$(1,061,055)
Net realized gain (loss)	3,564,029	3,866,877	9,751,425
Change in net unrealized appreciation (depreciation)	20,538,182	4,800,540	6,895,490

Net increase (decrease) in net assets resulting from operations	22,453,520	7,356,083	15,585,860

From unitholder transactions
Proceeds from units issued	59,521,473	48,188,983	45,282,876
Cost of units redeemed	(30,853,980)	(35,490,217)	(31,732,538)

Net increase (decrease) in net assets from unitholder transactions	28,667,493	12,698,766	13,550,338

Net increase (decrease) in net assets	51,121,013	20,054,849	29,136,198
Net Assets
Beginning of year	155,759,279	135,704,430	106,568,232

End of year	$206,880,292	$155,759,279	$135,704,430

Number of units
Outstanding-beginning of year	8,992,112	8,237,096	7,372,493
Issued	3,191,711	2,855,369	2,964,293
Redeemed	(1,609,833)	(2,100,353)	(2,099,690)

Outstanding-end of year	10,573,990	8,992,112	8,237,096

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.16)	(0.15)	(0.14)	(0.12)	(0.10)

Net investment income (loss)	(0.16)	(0.15)	(0.14)	(0.12)	(0.10)
Net realized and unrealized gain (loss)	2.41	0.99	2.17	2.66	(4.37)

Net increase (decrease) in unit value	2.25	0.84	2.03	2.54	(4.47)
Net asset value at beginning of year	17.32	16.48	14.45	11.91	16.38

Net asset value at end of year	$19.57	$17.32	$16.48	$14.45	$11.91

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.87%	0.89%	0.91%	0.92%	0.67%
Ratio of net investment income (loss) to average net assets	(0.87)%	(0.89)%	(0.91)%	(0.92)%	(0.67)%
Portfolio turnover†††	8%	14%	86%	51%	17%
Total return	12.99%	5.10%	14.05%	21.33%	(27.29)%
Net assets at end of year (in thousands)	$206,880	$155,759	$135,704	$106,568	$74,855

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2020 Retirement Date Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA Target Retirement 2020 Non-Lending Series Fund, Class A	12,670,886	$207,118,303

TOTAL INVESTMENT FUNDS (cost $169,441,183)		207,118,303

TOTAL INVESTMENTS—100.1%
(cost $169,441,183)		207,118,303
Liabilities Less Other Assets—(0.1)%		(238,011)

NET ASSETS—100.0%		$206,880,292

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statements of Assets and Liabilities

	December 31, 2012		December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2030 Non-Lending Series Fund Class A (cost $126,882,626 and $103,157,991, respectively)	$156,333,944		$115,510,441
Receivable for fund units sold	96,527		—
Other assets	4,348		4,341

Total assets	156,434,819		115,514,782

Liabilities
Payable for investments purchased	96,527		—
Retirement Date Fund management fee payable	37,748		28,176
ING—program fee payable	68,998		49,466
Trustee, management and administration fees payable	15,001		11,138
ABA Retirement Funds—program fee payable	9,857		7,098
Payable for legal and audit services	17,412		16,486
Payable for compliance consultant fees	10,581		8,552
Payable for reports to unitholders	—	(a)	2,259
Registration fees	—	(b)	15,521
Other accruals	23,106		1,711

Total liabilities	279,230		140,407

Net Assets (equivalent to $21.63 and $18.96 per unit based on 7,218,113 and 6,083,937 units outstanding, respectively)	$156,155,589		$115,374,375

(a)	Payable for reports to unitholders fee is included in other accruals.
(b)	Payable for registration fees is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	711,828	587,323	467,720
Trustee, management and administration fees	157,737	130,450	95,618
Retirement Date Fund management fee	140,782	116,459	90,204
ABA Retirement Funds—program fee	100,653	82,936	65,648
Legal and audit fees	56,267	45,368	42,371
Compliance consultant fees	15,672	16,382	30,245
Reports to unitholders	1,739	978	12,065
Registration fees	23,979	20,937	12,567
Other fees	11,472	6,069	8,237

Total expenses	1,220,129	1,006,902	824,675

Less: Expense reimbursement	(18,036)	—	—

Net expenses	1,202,093	1,006,902	824,675

Net investment income (loss)	(1,202,093)	(1,006,902)	(824,675)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,855,085	4,121,563	5,325,676

Net realized gain (loss)	1,855,085	4,121,563	5,325,676

Change in net unrealized appreciation (depreciation) on:
Investments	17,098,868	(18,331)	8,775,740

Change in net unrealized appreciation (depreciation)	17,098,868	(18,331)	8,775,740

Net realized and unrealized gain (loss)	18,953,953	4,103,232	14,101,416

Net increase (decrease) in net assets resulting from operations	$17,751,860	$3,096,330	$13,276,741

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$(1,202,093)	$(1,006,902)	$(824,675)
Net realized gain (loss)	1,855,085	4,121,563	5,325,676
Change in net unrealized appreciation (depreciation)	17,098,868	(18,331)	8,775,740

Net increase (decrease) in net assets resulting from operations	17,751,860	3,096,330	13,276,741

From unitholder transactions
Proceeds from units issued	44,831,716	34,226,994	36,851,337
Cost of units redeemed	(21,802,362)	(30,343,892)	(18,758,150)

Net increase (decrease) in net assets from unitholder transactions	23,029,354	3,883,102	18,093,187

Net increase (decrease) in net assets	40,781,214	6,979,432	31,369,928
Net Assets
Beginning of year	115,374,375	108,394,943	77,025,015

End of year	$156,155,589	$115,374,375	$108,394,943

Number of units
Outstanding-beginning of year	6,083,937	5,874,159	4,804,674
Issued	2,187,793	1,822,131	2,192,782
Redeemed	(1,053,617)	(1,612,353)	(1,123,297)

Outstanding-end of year	7,218,113	6,083,937	5,874,159

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.18)	(0.17)	(0.15)	(0.13)	(0.11)

Net investment income (loss)	(0.18)	(0.17)	(0.15)	(0.13)	(0.11)
Net realized and unrealized gain (loss)	2.85	0.68	2.57	3.37	(6.12)

Net increase (decrease) in unit value	2.67	0.51	2.42	3.24	(6.23)
Net asset value at beginning of year	18.96	18.45	16.03	12.79	19.02

Net asset value at end of year	$21.63	$18.96	$18.45	$16.03	$12.79

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.87%	0.89%	0.91%	0.92%	0.67%
Ratio of net investment income (loss) to average net assets	(0.87)%	(0.89)%	(0.91)%	(0.92)%	(0.67)%
Portfolio turnover†††	6%	15%	79%	48%	15%
Total return	14.08%	2.76%	15.10%	25.33%	(32.75)%
Net assets at end of year (in thousands)	$156,156	$115,374	$108,395	$77,025	$51,242

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2030 Retirement Date Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA Target Retirement 2030 Non-Lending Series Fund, Class A	9,370,853	$156,333,944

TOTAL INVESTMENT FUNDS (cost $126,882,626)		156,333,944

TOTAL INVESTMENTS—100.1%
(cost $126,882,626)		156,333,944
Liabilities Less Other Assets—(0.1)%		(178,355)

NET ASSETS—100.0%		$156,155,589

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2040 Non-Lending Series Fund Class A (cost $83,251,061 and $69,088,608, respectively)	$100,964,320	$75,373,681
Receivable for fund units sold	323,506	326,119
Other assets	2,832	2,815

Total assets	101,290,658	75,702,615

Liabilities
Payable for investments purchased	323,506	326,119
Retirement Date Fund management fee payable	23,771	18,278
ING—program fee payable	44,226	32,190
Trustee, management and administration fees payable	9,113	7,235
ABA Retirement Funds—program fee payable	6,352	4,618
Other accruals	32,951	28,400

Total liabilities	439,919	416,840

Net Assets (equivalent to $23.53 and $20.44 per unit based on 4,285,556 and 3,683,568 units outstanding, respectively)	$100,850,739	$75,285,775

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	455,867	373,425	285,487
Trustee, management and administration fees	101,018	82,961	58,274
Retirement Date Fund management fee	90,160	74,760	54,585
ABA Retirement Funds—program fee	64,460	52,766	40,069
Legal and audit fees	36,043	28,879	25,789
Compliance consultant fees	10,036	10,417	18,418
Reports to unitholders	1,114	621	7,475
Registration fees	15,355	13,309	7,558
Other fees	7,349	3,934	5,120

Total expenses	781,402	641,072	502,775

Less: Expense reimbursement	(11,592)	—	—

Net expenses	769,810	641,072	502,775

Net investment income (loss)	(769,810)	(641,072)	(502,775)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,705,711	1,535,603	4,568,233

Net realized gain (loss)	1,705,711	1,535,603	4,568,233

Change in net unrealized appreciation (depreciation) on:
Investments	11,428,186	(1,609,154)	4,178,100

Change in net unrealized appreciation (depreciation)	11,428,186	(1,609,154)	4,178,100

Net realized and unrealized gain (loss)	13,133,897	(73,551)	8,746,333

Net increase (decrease) in net assets resulting from operations	$12,364,087	$(714,623)	$8,243,558

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$(769,810)	$(641,072)	$(502,775)
Net realized gain (loss)	1,705,711	1,535,603	4,568,233
Change in net unrealized appreciation (depreciation)	11,428,186	(1,609,154)	4,178,100

Net increase (decrease) in net assets resulting from operations	12,364,087	(714,623)	8,243,558

From unitholder transactions
Proceeds from units issued	30,274,990	23,490,753	22,805,972
Cost of units redeemed	(17,074,113)	(13,435,171)	(14,718,210)

Net increase (decrease) in net assets from unitholder transactions	13,200,877	10,055,582	8,087,762

Net increase (decrease) in net assets	25,564,964	9,340,959	16,331,320
Net Assets
Beginning of year	75,285,775	65,944,816	49,613,496

End of year	$100,850,739	$75,285,775	$65,944,816

Number of units
Outstanding-beginning of year	3,683,568	3,203,304	2,782,633
Issued	1,365,546	1,127,903	1,217,920
Redeemed	(763,558)	(647,639)	(797,249)

Outstanding-end of year	4,285,556	3,683,568	3,203,304

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2012	2011	2010	2009	2008
Investment income†	$—	$—	$—	$—	$—
Expenses†,††	(0.19)	(0.19)	(0.17)	(0.14)	(0.12)

Net investment income (loss)	(0.19)	(0.19)	(0.17)	(0.14)	(0.12)
Net realized and unrealized gain (loss)	3.28	0.04	2.93	4.06	(7.45)

Net increase (decrease) in unit value	3.09	(0.15)	2.76	3.92	(7.57)
Net asset value at beginning of year	20.44	20.59	17.83	13.91	21.48

Net asset value at end of year	$23.53	$20.44	$20.59	$17.83	$13.91

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.86%	0.89%	0.91%	0.92%	0.67%
Ratio of net investment income (loss) to average net assets	(0.86)%	(0.89)%	(0.91)%	(0.92)%	(0.67)%
Portfolio turnover†††	8%	8%	81%	50%	14%
Total return	15.12%	(0.73)%	15.48%	28.18%	(35.24)%
Net assets at end of year (in thousands)	$100,851	$75,286	$69,945	$49,613	$31,314

†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for 2012, 2011 and 2010 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2040 Retirement Date Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA Target Retirement 2040 Non-Lending Series Fund, Class A	6,106,836	$100,964,320

TOTAL INVESTMENT FUNDS (cost $83,251,061)		100,964,320

TOTAL INVESTMENTS—100.1% (cost $83,251,061)		100,964,320
Liabilities Less Other Assets—(0.1)%		(113,581)

NET ASSETS—100.0%		$100,850,739

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Assets and Liabilities

December 31, 2012
Assets
Investments in collective investment funds, at value:
SSgA Target Retirement 2050 Non-Lending Series Fund Class A (cost $1,435,506)	$1,504,032
Receivable for fund units sold	10,423
Other assets	20

Total assets	1,514,475

Liabilities
Payable for investments purchased	10,423
Retirement Date Fund management fee payable	281
ING—program fee payable	867
Trustee, management and administration fees payable	191
ABA Retirement Funds—program fee payable	123
Other accruals	264

Total liabilities	12,149

Net Assets (equivalent to $22.42 per unit based on 67,015 units outstanding)	$1,502,326

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statements of Operations

For the period January 17, 2012(a) to December 31, 2012
Investment income	$—

Expenses
ING—program fee	2,684
Trustee, management and administration fees	595
Retirement Date Fund management fee	552
ABA Retirement Funds—program fee	380
Legal and audit fees	227
Compliance consultant fees	58
Reports to unitholders	7
Registration fees	86
Other fees	46

Total expenses	4,635

Less: Expense reimbursement	(46)

Net expenses	4,589

Net investment income (loss)	(4,589)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	12,183

Net realized gain (loss)	12,183

Change in net unrealized appreciation (depreciation) on:
Investments	68,526

Change in net unrealized appreciation (depreciation)	68,526

Net realized and unrealized gain (loss)	80,709

Net increase (decrease) in net assets resulting from operations	$76,120

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Statement of Changes in Net Assets

For the period January 17, 2012(a) to December 31, 2012
From operations
Net investment income (loss)	$(4,589)
Net realized gain (loss)	12,183
Change in net unrealized appreciation (depreciation)	68,526

Net increase (decrease) in net assets resulting from operations	76,120

From unitholder transactions
Proceeds from units issued	1,970,899
Cost of units redeemed	(544,693)

Net increase (decrease) in net assets from unitholder transactions	1,426,206

Net increase (decrease) in net assets	1,502,326
Net Assets
Beginning of period	—

End of period	$1,502,326

Number of units
Outstanding-beginning of period	—
Issued	91,983
Redeemed	(24,968)

Outstanding-end of period	67,015

(a)	Commencement of operations.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Financial Highlights

(For a unit outstanding throughout the period)

For the period January 17, 2012(a) to December 31, 2012
Investment income†	$—
Expenses†,††	(0.18)

Net investment income (loss)	(0.18)
Net realized and unrealized gain (loss)	2.60

Net increase (decrease) in unit value	2.42
Net asset value at beginning of period	20.00

Net asset value at end of period	$22.42

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.87%
Ratio of net investment income (loss) to average net assets*	(0.87)%
Portfolio turnover**,†††	53%
Total return**	12.10%
Net assets at end of period (in thousands)	$1,502

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.030% for the period December 31, 2012 and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

2050 Retirement Date Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA Target Retirement 2050 Non-Lending Series Fund, Class A	108,297	$1,504,032

TOTAL INVESTMENT FUNDS (cost $1,435,506)		1,504,032

TOTAL INVESTMENTS—100.1%
(cost $1,435,506)		1,504,032
Liabilities Less Other Assets—(0.1)%		(1,706)

NET ASSETS—100.0%		$1,502,326

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short-Term Investment Fund (cost $1,835,866 and $1,203,630, respectively)	$1,835,866	$1,203,630
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $19,824,692 and $13,478,436, respectively)	20,907,771	14,171,691
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $4,208,581 and $3,031,567, respectively)	4,672,857	3,066,231
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $3,047,224 and $0, respectively)	3,305,080	—
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $4,058,425 and $2,747,427, respectively)	4,397,101	2,966,036
SSgA International Index Non-Lending Series Fund Class A (cost $0 and $2,356,732 and units of 0 and 175,981, respectively)	—	2,115,825
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,698,175 and $1,160,384, respectively)	1,919,186	1,229,469
Receivable for investments sold	—	359,440
Receivable for fund units sold	7,877	49,585
Interest and dividends receivable	376	8
Other assets	1,003	886

Total assets	37,047,117	25,162,801

Liabilities
Payable for investments purchased	7,484	378,158
Investment advisory fee payable	3,830	2,227
ING—program fee payable	16,580	10,578
Trustee, management and administration fees payable	2,988	1,877
ABA Retirement Funds—program fee payable	2,348	1,518
Payable for legal and audit services	3,812	—	(a)
Payable for compliance consultant fees	2,306	—	(b)
Payable for reports to unitholders	412	—	(c)
Other accruals	4,831	8,004

Total liabilities	44,591	402,362

Net Assets (equivalent to $17.57 and $16.44 per unit based on 2,105,846 and 1,505,688 units outstanding, respectively)	$37,002,526	$24,760,439

(a)	Payable for legal and audit services fee is included in other accruals.
(b)	Payable for compliance consultant fees is included in other accruals.
(c)	Payable for reports to unitholders fee is included in other accruals.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income
Interest	$—	$798	$556
Interest—affiliated issuers	1,604	—	511

Total investment income	1,604	798	1,067

Expenses
ING—program fee	159,694	101,573	54,611
Trustee, management and administration fees	27,735	17,671	9,735
Investment advisory fee	14,671	8,463	5,035
ABA Retirement Funds—program fee	22,581	14,393	7,661
Legal and audit fees	12,656	7,987	5,066
Compliance consultant fees	3,512	2,852	3,595
Reports to unitholders	390	167	1,177
Registration fees	5,372	3,634	1,688
Other fees	2,579	1,027	772

Total expenses	249,190	157,767	89,340

Less: Expense reimbursement	(3,960)	—	—

Net expenses	245,230	157,767	89,340

Net investment income (loss)	(243,626)	(156,969)	(88,273)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	638,821	1,250,356	396,269

Net realized gain (loss)	638,821	1,250,356	396,269

Change in net unrealized appreciation (depreciation) on:
Investments	1,590,192	(105,798)	642,580

Change in net unrealized appreciation (depreciation)	1,590,192	(105,798)	642,580

Net realized and unrealized gain (loss)	2,229,013	1,144,558	1,038,849

Net increase (decrease) in net assets resulting fromoperations	$1,985,387	$987,589	$950,576

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012		For the year ended December 31, 2011		For the year ended December 31, 2010
From operations
Net investment income (loss)	$(243,626	) $	(156,969	) $	(88,273)
Net realized gain (loss)	638,821		1,250,356		396,269
Change in net unrealized appreciation (depreciation)	1,590,192		(105,798)		642,580

Net increase (decrease) in net assets resulting from operations	1,985,387		987,589		950,576

From unitholder transactions
Proceeds from units issued	20,413,071		18,610,538		14,316,880
Cost of units redeemed	(10,156,371)		(11,091,917)		(4,656,601)

Net increase (decrease) in net assets from unitholder transactions	10,256,700		7,518,621		9,660,279

Net increase (decrease) in net assets	12,242,087		8,506,210		10,610,855
Net Assets
Beginning of year	24,760,439		16,254,229		5,643,374

End of year	$37,002,526		$24,760,439		$16,254,229

Number of units
Outstanding-beginning of year	1,505,688		1,039,603		392,122
Issued	1,192,377		1,156,037		957,399
Redeemed	(592,219)		(689,952)		(309,918)

Outstanding-end of year	2,105,846		1,505,688		1,039,603

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
Investment income(b),†	$—	$—	$—	$—
Expenses†,††	(0.13)	(0.13)	(0.13)	(0.06)

Net investment income (loss)	(0.13)	(0.13)	(0.13)	(0.06)
Net realized and unrealized gain (loss)	1.26	0.93	1.38	1.45

Net increase (decrease) in unit value	1.13	0.80	1.25	1.39
Net asset value at beginning of period	16.44	15.64	14.39	13.00

Net asset value at end of period	$17.57	$16.44	$15.64	$14.39

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.79%	0.80%	0.84%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.78)%	(0.80)%	(0.83)%	(0.90)%
Portfolio turnover**,†††	30%	55%	35%	5%
Total return**	6.87%	5.12%	8.69%	10.69%
Net assets at end of period (in thousands)	$37,003	$24,760	$16,254	$5,643

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.022%, 0.020% and 0.030% for 2012, 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Conservative Risk Fund

Schedule of Investments

December 31, 2012

	Units	Value
INVESTMENT FUNDS—95.1%
Collective Investment Funds—95.1%
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	240,632	$3,305,080
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	242,418	4,672,857
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,665,427	20,907,771
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	174,891	4,397,101
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	55,781	1,919,186

TOTAL INVESTMENT FUNDS (cost $32,837,097)		35,201,995

	Units	Value
SHORT-TERM INVESTMENTS—5.0%
Affiliated Funds—5.0%
Northern Trust Global Investments—Collective Short-Term Investment Fund(a)	1,835,866	$1,835,866

TOTAL SHORT-TERM INVESTMENTS (cost $1,835,866)		1,835,866

TOTAL INVESTMENTS—100.1%
(cost $34,672,963)		37,037,861
Liabilities Less Other Assets—(0.1)%		(35,335)

NET ASSETS—100.0%		$37,002,526

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short-Term Investment Fund (cost $1,455,598 and $1,057,034, respectively)	$1,455,598	$1,057,034
Investments in collective investment funds, at value:
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $20,427,314 and $15,233,554, respectively)	21,742,856	16,159,164
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $15,823,995 and $13,222,514, respectively)	17,965,945	13,803,854
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $11,999,506 and $10,635,992, respectively)	12,734,249	9,498,599
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $3,860,612 and $2,852,235, respectively)	4,232,817	3,086,627
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $2,779,594 and $2,146,509, respectively)	3,213,566	2,337,269
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $1,384,722 and $1,113,795, respectively)	1,254,056	1,014,668
Receivable for investments sold	707,541	719,938
Receivable for fund units sold	—	264,583
Interest and dividends receivable	151	7
Other assets	1,690	1,758

Total assets	63,308,469	47,943,501

Liabilities
Payable for investments purchased	—	966,837
Payable for fund units redeemed	724,123	—
Investment advisory fee payable	8,293	6,098
ING—program fee payable	28,829	20,016
Trustee, management and administration fees payable	5,192	3,554
ABA Retirement Funds—program fee payable	4,107	2,872
Other accruals	20,418	16,684

Total liabilities	790,962	1,016,061

Net Assets (equivalent to $20.40 and $18.47 per unit based on 3,064,646 and 2,540,564 units outstanding, respectively)	$62,517,507	$46,927,440

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income
Interest	$—	$715	$495
Interest—affiliated issuers	1,146	—	564

Total investment income	1,146	715	1,059

Expenses
ING—program fee	284,938	213,636	115,799
Trustee, management and administration fees	49,487	37,051	20,782
Investment advisory fee	33,350	24,435	12,844
ABA Retirement Funds—program fee	40,291	30,231	16,234
Legal and audit fees	22,535	16,816	10,662
Compliance consultant fees	6,272	6,045	7,593
Reports to unitholders	696	358	2,741
Registration fees	9,596	7,716	3,368
Other fees	4,593	2,202	1,837

Total expenses	451,758	338,490	191,860

Less: Expense reimbursement	(7,146)	—	—

Net expenses	444,612	338,490	191,860

Net investment income (loss)	(443,466)	(337,775)	(190,801)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	1,590,716	2,697,301	676,655

Net realized gain (loss)	1,590,716	2,697,301	676,655

Change in net unrealized appreciation (depreciation) on:
Investments	4,172,164	(2,492,693)	2,259,270

Change in net unrealized appreciation (depreciation)	4,172,164	(2,492,693)	2,259,270

Net realized and unrealized gain (loss)	5,762,880	204,608	2,935,925

Net increase (decrease) in net assets resulting from operations	$5,319,414	$(133,167)	$2,745,124

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$(443,466)	$(337,775)	$(190,801)
Net realized gain (loss)	1,590,716	2,697,301	676,655
Change in net unrealized appreciation (depreciation)	4,172,164	(2,492,693)	2,259,270

Net increase (decrease) in net assets resulting from operations	5,319,414	(133,167)	2,745,124

From unitholder transactions
Proceeds from units issued	24,067,311	28,258,026	21,058,476
Cost of units redeemed	(13,796,658)	(13,315,651)	(5,266,860)

Net increase (decrease) in net assets from unitholder transactions	10,270,653	14,942,375	15,791,616

Net increase (decrease) in net assets	15,590,067	14,809,208	18,536,740
Net Assets
Beginning of year	46,927,440	32,118,232	13,581,492

End of year	$62,517,507	$46,927,440	$32,118,232

Number of units
Outstanding-beginning of year	2,540,564	1,751,335	826,808
Issued	1,226,161	1,505,136	1,235,557
Redeemed	(702,079)	(715,907)	(311,030)

Outstanding-end of year	3,064,646	2,540,564	1,751,335

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
Investment income(b),†	$—	$—	$—	$—
Expenses†,††	(0.16)	(0.15)	(0.15)	(0.07)

Net investment income (loss)	(0.16)	(0.15)	(0.15)	(0.07)
Net realized and unrealized gain (loss)	2.09	0.28	2.06	2.50

Net increase (decrease) in unit value	1.93	0.13	1.91	2.43
Net asset value at beginning of period	18.47	18.34	16.43	14.00

Net asset value at end of period	$20.40	$18.47	$18.34	$16.43

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.80%	0.81%	0.85%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.80)%	(0.81)%	(0.85)%	(0.91)%
Portfolio turnover**,†††	22%	40%	22%	7%
Total return**	10.45%	0.71%	11.63%	17.36%
Net assets at end of period (in thousands)	$62,518	$46,927	$32,118	$13,581

(a)	Commencement of operations.
(b)	Amounts less than $0.005 per unit are rounded to zero.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.024%, 0.029% and 0.027% for 2012, 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Moderate Risk Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—97.8%
Collective Investment Funds—97.8%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	148,129	$1,254,056
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	927,139	12,734,249
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	932,037	17,965,945
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	1,731,946	21,742,856
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	168,356	4,232,817
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	93,401	3,213,566

TOTAL INVESTMENT FUNDS (cost $56,275,743)		61,143,489

	Units	Value
SHORT-TERM INVESTMENTS—2.3%
Affiliated Funds—2.3%
Northern Trust Global Investments—Collective Short-Term Investment Fund(a)	1,455,598	$1,455,598

TOTAL SHORT-TERM INVESTMENTS (cost $1,455,598)		1,455,598

TOTAL INVESTMENTS—100.1%
(cost $57,731,341)		62,599,087
Liabilities Less Other Assets—(0.1)%		(81,580)

NET ASSETS—100.0%		$62,517,507

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short-Term Investment Fund (cost $0 and $25,671 and units of 0 and 25,671, respectively)	$—	$25,671
Investments in collective investment funds, at value:
SSgA Russell All Cap® Index Non-Lending Series Fund Class A (cost $9,105,990 and $6,990,442, respectively)	10,199,129	7,248,358
SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A (cost $6,831,706 and $5,626,573, respectively)	7,229,132	4,989,847
SSgA U.S. Bond Index Non-Lending Series Fund Class A (cost $3,242,161 and $2,387,439, respectively)	3,412,770	2,502,926
SSgA/Tuckerman REIT Index Non-Lending Series Fund Class A (cost $1,051,294 and $769,237, respectively)	1,189,631	825,590
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund Class A (cost $962,393 and $738,080, respectively)	884,979	660,681
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund Class A (cost $422,056 and $313,814, respectively)	454,525	331,866
Receivable for investments sold	—	201,949
Receivable for fund units sold	106,164	84,988
Other assets	657	597

Total assets	23,476,987	16,872,473

Liabilities
Payable for investments purchased	106,164	311,853
Investment advisory fee payable	3,552	2,132
ING—program fee payable	10,370	7,083
Trustee, management and administration fees payable	1,947	1,258
ABA Retirement Funds—program fee payable	1,475	1,016
Other accruals	7,709	5,880

Total liabilities	131,217	329,222

Net Assets (equivalent to $23.42 and $20.66 per unit based on 996,735 and 800,872 units outstanding, respectively)	$23,345,770	$16,543,251

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income	$—	$—	$—

Expenses
ING—program fee	105,458	78,538	39,151
Trustee, management and administration fees	18,315	13,640	7,003
Investment advisory fee	14,844	10,180	4,557
ABA Retirement Funds—program fee	14,912	11,100	5,480
Legal and audit fees	8,341	6,033	3,656
Compliance consultant fees	2,322	2,171	2,604
Reports to unitholders	258	129	900
Registration fees	3,553	2,773	1,184
Other fees	1,700	797	602

Total expenses	169,703	125,361	65,137

Less: Expense reimbursement	(2,666)	—	—

Net expenses	167,037	125,361	65,137

Net investment income (loss)	(167,037)	(125,361)	(65,137)

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	571,307	1,076,616	311,379

Net realized gain (loss)	571,307	1,076,616	311,379

Change in net unrealized appreciation (depreciation) on:
Investments	2,020,883	(1,544,903)	973,390

Change in net unrealized appreciation (depreciation)	2,020,883	(1,544,903)	973,390

Net realized and unrealized gain (loss)	2,592,190	(468,287)	1,284,769

Net increase (decrease) in net assets resulting from operations	$2,425,153	$(593,648)	$1,219,632

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$(167,037)	$(125,361)	$(65,137)
Net realized gain (loss)	571,307	1,076,616	311,379
Change in net unrealized appreciation (depreciation)	2,020,883	(1,544,903)	973,390

Net increase (decrease) in net assets resulting from operations	2,425,153	(593,648)	1,219,632

From unitholder transactions
Proceeds from units issued	10,617,679	11,654,032	10,696,181
Cost of units redeemed	(6,240,313)	(7,200,751)	(3,443,878)

Net increase (decrease) in net assets from unitholder transactions	4,377,366	4,453,281	7,252,303

Net increase (decrease) in net assets	6,802,519	3,859,633	8,471,935
Net Assets
Beginning of year	16,543,251	12,683,618	4,211,683

End of year	$23,345,770	$16,543,251	$12,683,618

Number of units
Outstanding-beginning of year	800,872	596,907	226,145
Issued	477,339	540,066	551,507
Redeemed	(281,476)	(336,101)	(180,745)

Outstanding-end of year	996,735	800,872	596,907

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Financial Highlights

(For a unit outstanding throughout the period)

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period July 7, 2009(a) to December 31, 2009
Investment income†	$—	$—	$—	$—
Expenses†,††	(0.18)	(0.18)	(0.16)	(0.08)

Net investment income (loss)	(0.18)	(0.18)	(0.16)	(0.08)
Net realized and unrealized gain (loss)	2.94	(0.41)	2.79	3.70

Net increase (decrease) in unit value	2.76	(0.59)	2.63	3.62
Net asset value at beginning of period	20.66	21.25	18.62	15.00

Net asset value at end of period	$23.42	$20.66	$21.25	$18.62

Ratios/Supplemental Data:
Ratio of net expenses to average net assets*,††	0.81%	0.84%	0.84%	0.92%
Ratio of net investment income (loss) to average net assets*	(0.81)%	(0.84)%	(0.84)%	(0.92)%
Portfolio turnover**,†††	24%	50%	29%	9%
Total return**	13.36%	(2.78)%	14.12%	24.13%
Net assets at end of period (in thousands)	$23,346	$16,543	$12,684	$4,212

(a)	Commencement of operations.
*	Annualized for periods less than one year.
**	Not annualized for periods less than one year.
†	Calculations prepared using the daily average number of units outstanding during the period.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the collective investment fund in which the Fund invests. The estimated acquired fund fees which are incurred directly by the underlying fund were 0.026%, 0.029% and 0.027% for 2012, 2011 and 2010, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.
†††	Portfolio turnover reflects purchases and sales of the Fund’s assets invested in a collective investment fund, rather than portfolio turnover of the underlying portfolio of such collective investment fund.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Aggressive Risk Fund

Schedule of Investments

December 31, 2012

	Shares	Value
INVESTMENT FUNDS—100.1%
Collective Investment Funds—100.1%
SSgA Dow Jones UBS-Commodity IndexSM Non-Lending Series Fund, Class A	104,533	$884,979
SSgA Global Equity ex U.S. Index Non-Lending Series Fund, Class A	526,329	7,229,132
SSgA Russell All Cap® Index Non-Lending Series Fund, Class A	529,110	10,199,129
SSgA U.S. Bond Index Non-Lending Series Fund, Class A	271,847	3,412,770
SSgA U.S. Inflation Protected Bond Index Non-Lending Series Fund, Class A	18,078	454,525
SSgA/Tuckerman REIT Index Non-Lending Series Fund, Class A	34,576	1,189,631

TOTAL INVESTMENT FUNDS (cost $21,615,600)		23,370,166

TOTAL INVESTMENTS—100.1% (cost $21,615,600)		23,370,166
Liabilities Less Other Assets—(0.1)%		(24,396)

NET ASSETS—100.0%		$23,345,770

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
American Bar Association Members/Northern Trust Collective Trust investment funds, at value:
Large Cap Equity Fund (cost $98,404,730 and $108,375,238, respectively)	$135,018,388	$133,697,305
Bond Core Plus Fund (cost $70,130,036 and $73,106,915, respectively)	92,567,435	104,193,195
Investments in affiliated funds, at value:
Northern Trust Global Investments—Collective Short-Term Investment Fund (cost $18 and $0, respectively)	18	—
Receivable for fund units sold	—	8,000,000

Total assets	227,585,841	245,890,500

Liabilities
Payable for fund units redeemed	459,710	8,019,714

Total liabilities	459,710	8,019,714

Net Assets (equivalent to $106.69 and $95.63 per unit based on 2,128,931 and 2,487,413 units outstanding, respectively)	$227,126,131	$237,870,786

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statements of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income (loss)
Interest—affiliated issuers	$21	$—	$—

Net investment income (loss)	21	—	—

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Bond Core Plus Fund	7,299,652	7,642,229	5,373,870
Large Cap Equity Fund	16,432,079	14,715,119	8,362,499

Net realized gain (loss)	23,731,731	22,357,348	13,736,369

Change in net unrealized appreciation (depreciation) on:
Investments	2,642,710	(14,070,113)	17,292,595

Change in net unrealized appreciation (depreciation)	2,642,710	(14,070,113)	17,292,595

Net realized and unrealized gain (loss)	26,374,441	8,287,235	31,028,964

Net increase (decrease) in net assets resulting from operations	$26,374,462	$8,287,235	$31,028,964

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$21	$—	$—
Net realized gain (loss)	23,731,731	22,357,348	13,736,369
Change in net unrealized appreciation (depreciation)	2,642,710	(14,070,113)	17,292,595

Net increase (decrease) in net assets resulting from operations	26,374,462	8,287,235	31,028,964

From unitholder transactions
Proceeds from units issued	—	433,663	1,121,453
Cost of units redeemed	(37,119,117)	(40,706,038)	(47,097,364)

Net increase (decrease) in net assets from unitholder transactions	(37,119,117)	(40,272,375)	(45,975,911)

Net increase (decrease) in net assets	(10,744,655)	(31,985,140)	(14,946,947)
Net Assets
Beginning of year	237,870,786	269,855,926	284,802,873

End of year	$227,126,131	$237,870,786	$269,855,926

Number of units
Outstanding-beginning of year	2,487,413	2,910,655	3,443,359
Issued	—	4,552	12,603
Redeemed	(358,482)	(427,794)	(545,307)

Outstanding-end of year	2,128,931	2,487,413	2,910,655

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Financial Highlights

(For a unit outstanding throughout the year)

	For the year ended December 31,
	2012		2011	2010	2009	2008
Investment income†	$—	(a)	$—	$—	$0.55	$0.95
Expenses†,††	—		—	—	(0.19)	(0.37)

Net investment income (loss)	—		—	—	0.36	0.58
Net realized and unrealized gain (loss)	11.06		2.92	10.00	14.26	(22.14)

Net increase (decrease) in unit value	11.06		2.92	10.00	14.62	(21.56)
Net asset value at beginning of year	95.63		92.71	82.71	68.09	89.65

Net asset value at end of year	$106.69		$95.63	$92.71	$82.71	$68.09

Ratios/Supplemental Data:
Ratio of net expenses to average net assets††	0.00%		0.00%	0.00%	0.27%	0.46%
Ratio of net investment income (loss) to average net assets(b)	0.00	%(c)	0.00%	0.00%	0.48%	0.71%
Portfolio turnover	13%		43%	5%	38%	32%
Total return	11.57%		3.15%	12.09%	21.47%	(24.05)%
Net assets at end of year (in thousands)	$227,126		$237,871	$269,856	$284,803	$277,953

(a)	Amounts less than $0.005 per unit are rounded to zero.
(b)	Does not reflect net investment income from the portion of the Fund invested in the Bond Core Plus Fund and Large Cap Equity Fund which retain all net investment income and make no distributions.
(c)	Amounts less than 0.005% are rounded to zero.
†	Calculations prepared using the daily average number of units outstanding during the year.
††	Expenses include only those expenses charged directly to the Fund and do not include expenses charged to the col-lective investment funds, including the Large Cap Equity Fund, and the Bond Core Plus Fund in which the Fund invests a portion of its assets. The estimated acquired fund fees which are incurred directly by the underlying fund were 1.002% and 1.019% for 2012 and 2011, respectively, and are deducted from the value of the funds in which this Fund invests and is included in this Fund’s total return.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Balanced Fund

Schedule of Investments

December 31, 2012

	Shares	Value
AMERICAN BAR ASSOCIATION MEMBERS/NORTHERN TRUST
COLLECTIVE TRUST INVESTMENT FUNDS—100.2%
Bond Core Plus Fund	3,179,700	$92,567,435
Large Cap Equity Fund	8,294,532	135,018,388

TOTAL AMERICAN BAR ASSOCIATION MEMBERS/NORTHERN TRUST COLLECTIVE TRUST INVESTMENT FUNDS (cost $168,534,766)		227,585,823

	Units	Value
SHORT-TERM INVESTMENTS—0.0%
AFFILIATED FUNDS—0.0%
Northern Trust Global Investments—Collective Short-Term Investment Fund(a)	18	$18

TOTAL SHORT-TERM INVESTMENTS (cost $18)		18

TOTAL INVESTMENTS—100.2%
(cost $168,534,784)		227,585,841
Liabilities Less Other Assets—(0.2)%		(459,710)

NET ASSETS—100.0%		$227,126,131

(a)	Collective investment fund advised by Northern Trust Investments, Inc., a wholly-owned subsidiary of The Northern Trust Company.

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets
Investments, at value (cost $2,138,687,993 and $2,199,286,258, respectively)	$2,377,519,860	$2,351,069,730
Northern Trust Global Investments—Collective Government Short-Term Investment Fund, at value (cost $86,915,997 and $115,820,756, respectively)	86,915,997	115,820,756
Investments in collective investment funds, at value (cost $238,087,194 and $307,069,831, respectively)	297,452,257	362,951,942
Investment Companies, at value (cost $457,469 and $0, respectively)	466,963	—
Northern Trust Global Investments—Collective Short-Term Investment Fund (cost $31,659,245, and $43,676,411, respectively)	31,659,263	43,676,411
SSgA collective investment funds (cost $1,196,117,314 and $1,014,035,373, respectively)	1,424,125,583	1,108,980,868
Foreign currency, at value (cost $1,075,638 and $329,366, respectively)	1,073,551	324,877
Cash	56,033	1,210,925
Deposit with broker for investments sold on TBA commitment transactions	1,932,028	275,000
Receivable for investments sold on TBA commitment transactions	5,365,781	88,956,055
Receivable for investments sold	85,423,510	28,165,788
Receivable for fund units sold	2,425,885	19,603,232
Interest and dividends receivable	3,162,118	4,024,169
Receivable for futures variation margin	7,047	32,925
Unrealized appreciation of forward currency exchange contracts	133,338	27,605
Tax reclaims receivable	591,634	366,868
Swap premiums paid	97,716	40,470
Unrealized appreciation on swap agreements	1,868,351	644,658
Other assets	117,230	140,001

Total assets	4,320,394,145	4,126,312,280

Liabilities
Securities sold, not yet purchased, at fair value (proceeds $1,061,094, $67,367,772, respectively)	1,060,781	67,605,673
Due to custodian	167,083	53,061
Payable for cash collateral received on securities loaned	35,200,563	71,264,089
Payable for investments purchased on TBA commitment transactions	49,364,531	87,342,049
Payable for investments purchased	47,103,038	36,733,953
Payable for fund units redeemed	4,335,618	16,803,433
Swap premiums received	51,735	3,971
Unrealized depreciation on swap agreements	105,249	14,427
Due to broker for open swap contracts	2,031,635	620,000
Due to broker for investments purchased on TBA commitment transactions	866,250	46,250
Payable for futures variation margin	313	—
Unrealized depreciation of forward currency exchange contracts	1,137,564	388,756
Investment advisory fee payable	521,106	487,063
Retirement Date Fund management fee payable	142,315	107,696
ING—program fee payable	1,681,917	1,555,742
Trustee, management and administration fees payable	307,446	284,417
ABA Retirement Funds—program fee payable	240,342	223,216
Payable for legal and audit services	425,934	527,250
Payable for compliance consultant fees	296,578	276,912
Payable for Registration fees	425,709	504,498
Payable for reports to unitholders	57,267	74,750
Other accruals	141,434	52,516

Total liabilities	145,664,408	284,969,722

Net Assets at fair value	4,174,729,737	3,841,342,558

Adjustment from fair value to contract value for fully benefit responsive contracts	(37,082,680)	(27,057,652)

Net Assets	$4,137,647,057	$3,814,284,906

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Operations

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
Investment income
Dividends	$44,899,090	$42,115,630	$39,918,431
Interest	10,608,234	12,360,919	14,073,180
Interest—affiliated issuers	287,965	273,318	18,886
Securities lending income, net	408,964	460,347	581,499

Total investment income	56,204,253	55,210,214	54,591,996

Expenses
ING—program fee	19,631,556	19,111,349	18,017,359
Trustee, management and administration fees	3,541,629	3,417,220	3,299,139
Retirement Date Fund management fee	544,196	451,540	354,807
Investment advisory fee	6,919,643	7,098,877	5,918,445
ABA Retirement Funds—program fee	2,775,908	2,698,370	2,534,293
Legal and audit fees	1,544,406	1,471,196	1,615,424
Compliance consultant fees	432,556	531,818	1,153,893
Reports to unitholders	47,872	31,819	480,059
Registration fees	662,169	679,927	464,832
Other fees	325,623	199,991	334,469

Total expenses	36,425,558	35,692,107	34,172,720

Less: Expense reimbursement	(508,313)	—	—

Net expenses	35,917,245	35,692,107	34,172,720

Net investment income (loss)	20,287,008	19,518,107	20,419,276

Net realized and unrealized gain (loss)
Net realized gain (loss) on:
Investments	147,705,292	158,936,948	214,245,132
Foreign currency transactions	(921,003)	(455,385)	(549,973)
Futures contracts	1,960,234	565,633	3,428,190
Swap contracts	971,174	415,822	698,074
Written options	—	23,460	—

Net realized gain (loss)	149,715,697	159,486,478	217,821,423

Change in net unrealized appreciation (depreciation) on:
Investments	213,814,148	(148,172,845)	138,924,900
Foreign currency transactions	(644,873)	194,893	(697,747)
Futures contracts	(1,823,670)	1,831,856	(338,304)
Swap contracts	1,135,881	541,441	206,218

Change in net unrealized appreciation (depreciation)	212,481,486	(145,604,655)	138,095,067

Net realized and unrealized gain (loss)	362,197,183	13,881,823	355,916,490

Net increase (decrease) in net assets resulting from operations	$382,484,191	$33,399,930	$376,335,766

The accompanying notes are an integral part of these financial statements.

American Bar Association Members/Northern Trust Collective Trust

Combined Statement of Changes in Net Assets

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010
From operations
Net investment income (loss)	$20,287,008	$19,518,107	$20,419,276
Net realized gain (loss)	149,715,697	159,486,478	217,821,423
Change in net unrealized appreciation (depreciation)	212,481,486	(145,604,655)	138,095,067

Net increase (decrease) in net assets resulting from operations	382,484,191	33,399,930	376,335,766

From unitholder transactions
Proceeds from units issued	811,552,824	915,745,992	795,338,620
Cost of units redeemed	(870,674,864)	(1,053,557,698)	(945,962,639)

Net increase (decrease) in net assets from unitholder transactions	(59,122,040)	(137,811,706)	(150,624,019)

Net increase (decrease) in net assets	323,362,151	(104,411,776)	225,711,747
Net Assets
Beginning of year	3,814,284,906	3,918,696,682	3,692,984,935

End of year	$4,137,647,057	$3,814,284,906	$3,918,696,682

Number of units
Outstanding-beginning of year	170,685,661	177,107,601	183,994,183
Issued	36,039,074	40,353,802	37,876,183
Redeemed	(36,392,532)	(46,775,742)	(44,762,765)

Outstanding-end of year	170,332,203	170,685,661	177,107,601

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

The Collective Trust is maintained exclusively for the collective investment of monies administered on behalf of participants in the Program. As of December 31, 2012, the Collective Trust offered twenty-three separate collective investment funds, comprised of six Managed Funds, six Index Funds, the Real Asset Return Fund, the Alternative Alpha Fund, six Retirement Date Funds and three Target Risk Funds (collectively, the “Funds”). The Funds are investment options under the Program, which is sponsored by ABA Retirement Funds. Effective July 2, 2009, units of the Balanced Fund ceased to be offered and thus the Balanced Fund is no longer an investment option under the Program, although certain assets held under the Program continue to be invested in the Balanced Fund. The objectives and principal strategies of the Funds and the Balanced Fund are as follows:

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

Index Funds

Bond Index Fund—replication of the total return of the Barclays Capital U.S. Aggregate Bond Index, after taking into account Fund expenses. As of December 31, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA U.S. Bond Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Barclays Capital U.S. Aggregate Bond Index.

Large Cap Index Equity Fund—replication of the total return of the S&P 500®, after taking into account Fund expenses. As of December 31, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P 500® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the S&P 500®.

All Cap Index Equity Fund—replication of the total return of the Russell 3000® Index, after taking into account Fund expenses. As of December 31, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA Russell All Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the Russell 3000® Index.

Mid Cap Index Equity Fund—replication of the total return of the S&P MidCap 400®, after taking into account Fund expenses. As of December 31, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA S&P MidCap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities contained in the S&P MidCap 400®.

Small Cap Index Equity Fund—replication of the total return of the Russell 2000® Index, after taking into account Fund expenses. As of December 31, 2012, 100% of the Fund’s net assets were

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

invested indirectly through the SSgA Russell Small Cap® Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the Russell 2000® Index.

International Index Equity Fund—replication of the total return of the Morgan Stanley Capital International All-Country World Ex-U.S. (“MSCI ACWI ex-US”) Index, after taking into account Fund expenses. As of December 31, 2012, 100% of the Fund’s net assets were invested indirectly through the SSgA Global Equity ex U.S. Index Non-Lending Series Fund Class A, which is a collective investment fund maintained by State Street Bank that invests in securities in the MSCI ACWI ex-US Index.

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

Retirement Date Funds

Retirement Date Funds—a series of diversified investment funds each of which is designed to correspond to a particular time horizon to retirement. The six Retirement Date Funds, designated as the Lifetime Income Retirement Date Fund, 2010 Retirement Date Fund, 2020 Retirement Date Fund, 2030 Retirement Date Fund, 2040 Retirement Date Fund and 2050 Retirement Date Fund, respectively, offer six separate “target retirement date” strategies. With the exception of the Lifetime Income Retirement Date Fund and the 2010 Retirement Date Fund, which is designed for those well into retirement, each Retirement Date Fund’s asset mix will, over time, become progressively more conservative as the specified target date of most conservative investment mix draws nearer.

The Retirement Date Funds utilize a broad range of asset classes and a quarterly rebalancing process to provide diversification of returns and risks consistent with the stated time horizon to most

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

conservative asset mix. Investment in each such asset class is obtained by investing in index strategies or other pooled strategies designed for low tracking error. As of December 31, 2012, each of the Retirement Date Funds invested 100% of its net assets in separate State Street Bank collective investment funds listed below.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

Balanced Fund

Balanced Fund—current income and long-term capital appreciation through investment in publicly traded common stocks, other equity-type securities, medium- to long-term debt securities with varying maturities and money market instruments. As of December 31, 2012, 40.7% and 59.3% of the Fund’s net assets were invested in the Bond Core Plus Fund and Large Cap Equity Fund, respectively. The Fund ceased offering its units on July 2, 2009.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

The Funds and the Balanced Fund disclose transfers between Levels based on valuations at the end of each reporting period. Except for Bond Core Plus Fund, there have been no transfers in and out of Level 1 and 2 fair value measurements for any of the Funds or the Balanced Fund for the year ended December 31, 2012. The Bond Core Plus Fund had a transfer of $1,837,500 into Level 1 from Level 2 due to availability of market pricing.

The following is a summary of the valuation of the Funds’ and the Balanced Fund’s investments and other financial instruments following the fair value hierarchy levels, as well as a reconciliation of Level 3 assets, if applicable, for which significant unobservable inputs were used in determining value as of December 31, 2012:

Stable Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Investments in securities*	$—	$914,165,152	$—	$914,165,152
Short-Term Investments	—	86,915,997	—	86,915,997

Total	$—	$1,001,081,149	$—	$1,001,081,149

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Assets
Fixed Income
U.S. Corporate Asset-Backed Securities	$—	$4,586,008	$—	$4,586,008
U.S. Government & Agency Obligations	—	269,218,515	—	269,218,515
Foreign Government Obligations	—	11,715,244	—	11,715,244
Municipals	—	26,688,861	—	26,688,861
Corporate Bonds	—	78,801,437	—	78,801,437
Bank Loans	—	3,121,730	—	3,121,730
Convertible Preferred Stock	1,837,500	—	—	1,837,500
Short-Term Investments	—	4,288,862	—	4,288,862
ABA Members Collateral Fund	—	1,116,098	—	1,116,098
Other Financial Instruments
Futures Contracts	22,102	—	—	22,102
Forward Foreign Currency Exchange Contracts	—	133,338	—	133,338
Interest Rate Swap Contracts	—	1,868,351	—	1,868,351

Total	$1,859,602	$401,538,444	$—	$403,398,046

Bond Core Plus Fund **	Level 1	Level 2	Level 3	Total
Liabilities
Fixed Income
U.S. Government & Agency Obligations	$—	$(1,060,781)	$—	$(1,060,781)
Other Financial Instruments
Futures Contracts	(12,191)	—	—	(12,191)
Forward Foreign Currency Exchange Contracts	—	(1,137,084)	—	(1,137,084)
Interest Rate Swap Contracts	—	(105,249)	—	(105,249)

Total	$(12,191)	$(2,303,114)	$—	$(2,315,305)

Large Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$25,552,443	$—	$—	$25,552,443
Communications	91,542,696	—	—	91,542,696
Consumer, Cyclical	72,571,342	—	—	72,571,342
Consumer, Non-Cyclical	164,674,742	—	—	164,674,742
Energy	70,696,395	—	—	70,696,395
Financial	79,826,841	—	—	79,826,841
Industrial	80,497,501	—	—	80,497,501
Technology	80,642,816	—	—	80,642,816
Utilities	14,601,929	—	—	14,601,929
ABA Members Collateral Fund	—	10,268,121	—	10,268,121
Collective Investment Fund	—	18,577,668	—	18,577,668
Short-Term Investments	—	17,967,005	—	17,967,005

Total	$680,606,705	$46,812,794	$—	$727,419,499

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Small-Mid Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Basic Materials	$13,836,599	$—	$—	$13,836,599
Communications	14,078,311	—	—	14,078,311
Consumer, Cyclical	36,106,812	—	—	36,106,812
Consumer, Non-Cyclical	49,262,165	—	—	49,262,165
Energy	15,499,942	—	—	15,499,942
Financial	53,097,191	—	—	53,097,191
Industrial	27,904,679	—	—	27,904,679
Technology	24,146,885	—	—	24,146,885
Utilities	8,886,786	—	—	8,886,786
ABA Members Collateral Fund	—	19,311,418	—	19,311,418
Collective Investment Fund	—	8,096,795	—	8,096,795
Short-Term Investments	—	7,214,776	—	7,214,776

Total	$242,819,370	$34,622,989	$—	$277,442,359

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Common Stock and/or Other Equity Investments
Argentina	$140,169	$—	$—	$140,169
Australia	—	4,680,605	—	4,680,605
Austria	—	516,356	—	516,356
Belgium	—	1,335,440	—	1,335,440
Brazil	2,270,780	—	—	2,270,780
Canada	4,583,725	—	—	4,583,725
Chile	1,015,007	—	—	1,015,007
China	176,912	1,235,924	—	1,412,836
Denmark	—	2,087,310	—	2,087,310
Finland	—	254,482	—	254,482
France	—	10,442,720	—	10,442,720
Germany	—	11,321,140	—	11,321,140
Greece	844,749	—	—	844,749
Hong Kong	—	4,044,700	—	4,044,700
India	1,088,591	—	—	1,088,591
Indonesia	—	159,492	—	159,492
Ireland	848,147	892,657	—	1,740,804
Israel	322,142	345,154	—	667,296
Italy	—	1,950,385	—	1,950,385
Japan	—	20,016,377	—	20,016,377
Macau	—	136,172	—	136,172
Malaysia	—	2,472,505	—	2,472,505
Mexico	1,298,826	—	—	1,298,826
Netherlands	—	4,034,665	—	4,034,665
Norway	—	1,536,988	—	1,536,988
Peru	235,229	—	—	235,229
Philippines	238,373	—	—	238,373
Poland	—	1,372,965	—	1,372,965
Portugal	—	163,230	—	163,230
Singapore	—	957,929	—	957,929
South Africa	—	5,976,865	—	5,976,865
South Korea	—	4,009,255	—	4,009,255
Spain	—	1,843,109	—	1,843,109

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Assets
Sweden	—	3,530,455	—	3,530,455
Switzerland	1,143,105	11,740,728	—	12,883,833
Taiwan	—	2,738,540	—	2,738,540
Thailand	—	997,238	—	997,238
United Kingdom	2,280,656	21,118,625	—	23,399,281
United States	1,379,613	57,572	—	1,437,185
ABA Members Collateral Fund	—	3,918,731	—	3,918,731
Exchange-Traded Fund	5,866,281	—	—	5,866,281
Short-Term Investments	—	3,020,869	—	3,020,869

Total	$23,732,305	$128,909,183	$—	$152,641,488

International All Cap Equity Fund **	Level 1	Level 2	Level 3	Total
Liabilities
Other Financial Instruments
Forward Foreign Currency Exchange Contracts	$—	$(480)	$—	$(480)

Total	$—	$(480)	$—	$(480)

Global All Cap Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$2,005,170	$—	$2,005,170

Total	$—	$2,005,170	$—	$2,005,170

*	Synthetic guaranteed investment contracts are deemed Level 2 investments based on the fair value hierarchy.
**	All applicable Funds (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) value their direct and indirect investments in the ABA Members Collateral Fund at their fair values as a Level 2 measurement and have recognized unrealized losses. However, the Funds have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions. See Note 5. Securities Lending for further information about the ABA Members Collateral Fund.

Bond Index Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$100,415,445	$—	$100,415,445

Total	$—	$100,415,445	$—	$100,415,445

Large Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$104,486,674	$—	$104,486,674

Total	$—	$104,486,674	$—	$104,486,674

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

All Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$285,693,611	$—	$285,693,611

Total	$—	$285,693,611	$—	$285,693,611

Mid Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$76,157,109	$—	$76,157,109

Total	$—	$76,157,109	$—	$76,157,109

Small Cap Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$42,030,745	$—	$42,030,745

Total	$—	$42,030,745	$—	$42,030,745

International Index Equity Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$67,809,542	$—	$67,809,542

Total	$—	$67,809,542	$—	$67,809,542

Real Asset Return Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$31,551,408	$—	$31,551,408

Total	$—	$31,551,408	$—	$31,551,408

Alternative Alpha Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$706,152	$—	$706,152
Investment Companies	466,963	—	—	466,963

Total	$466,963	$706,152	$—	$1,173,115

Lifetime Income Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$47,342,113	$—	$47,342,113

Total	$—	$47,342,113	$—	$47,342,113

2010 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$83,002,687	$—	$83,002,687

Total	$—	$83,002,687	$—	$83,002,687

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

2020 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$207,118,303	$—	$207,118,303

Total	$—	$207,118,303	$—	$207,118,303

2030 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$156,333,944	$—	$156,333,944

Total	$—	$156,333,944	$—	$156,333,944

2040 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$100,964,320	$—	$100,964,320

Total	$—	$100,964,320	$—	$100,964,320

2050 Retirement Date Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$1,504,032	$—	$1,504,032

Total	$—	$1,504,032	$—	$1,504,032

Conservative Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$35,201,995	$—	$35,201,995
Short-Term Investments	—	1,835,866	—	1,835,866

Total	$—	$37,037,861	$—	$37,037,861

Moderate Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$61,143,489	$—	$61,143,489
Short-Term Investments	—	1,455,598	—	1,455,598

Total	$—	$62,599,087	$—	$62,599,087

Aggressive Risk Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$23,370,166	$—	$23,370,166

Total	$—	$23,370,166	$—	$23,370,166

Balanced Fund	Level 1	Level 2	Level 3	Total
Assets
Collective Investment Funds	$—	$227,585,823	$—	$227,585,823
Short-Term Investments	—	18	—	18

Total	$—	$227,585,841	$—	$227,585,841

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

B.    Stable Asset Return Fund (“SARF”)

The Trustee restructured the SARF on December 8, 2010. In connection therewith, effective December 8, 2010, the Trustee entered into Investment Advisor Agreements with Galliard Capital Management, Inc. (“Galliard”), Jennison Associates LLC (“Jennison”) and Pacific Investment Management Company, LLC (“PIMCO”), pursuant to which Galliard, Jennison and PIMCO provide investment advisory services with respect to portions of SARF. In addition, Galliard is responsible for making recommendations regarding the appointment and retention of investment advisors for the portions of SARF for which it does not serve as an investment advisor. As of December 31, 2012, approximately 55%, 19% and 17% of the assets of SARF were allocated to Galliard, Jennison and PIMCO, respectively. In addition, as of December 31, 2012, approximately 9% of the assets of the Fund were allocated to the NTGI Collective Government Short-Term Investment Fund, which provides a “liquidity buffer” for SARF.

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

SARF uses the following compound crediting rate formula for security-backed contracts:

CR = [(FV/CV)(1/D)*(1+Y)]-1-F, where:

CR = crediting rate

FV = fair value of underlying portfolio

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

CV = contract value

D = weighted average duration of the underlying portfolio

Y = annualized weighted average yield to maturity of the underlying portfolio

F = wrap contract and investment advisory fees

The investment advisory fee for the SARF, which is included as part of the crediting rate, is disclosed for financial reporting purposes and is included in “Investment advisory fee” in the accompanying Statements of Operations in the amounts of $1,326,888 and $1,301,624 for the years ended December 31, 2012 and December 31, 2011, respectively. The wrapper fees, which are also included as part of the crediting rate, were $1,937,127 for the year ended December 31, 2012.

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

Only an event initiated by the Trustee at the level of the Collective Trust, such as termination of the SARF, would have the potential to limit the ability of the SARF to transact at contract value with plan participants. As of December 31, 2012, the occurrence of an event that would limit the ability of the SARF to transact at contract value with the participants was not probable.

ii.    Termination Events by the Issuer

Investment contracts generally impose conditions on both the SARF and the issuer. Assuming conditions are met and neither the SARF nor the issuer is in default, the SARF can buy and sell covered investments and process withdrawals through the sale of covered investments in accordance with the SARF’s liquidity hierarchy.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

iii.    Adjustments to Contract Value

At December 31, 2012, all SGICs held by the SARF were deemed fully benefit-responsive. The change in the difference between the fair value and contract value of the SARF’s fully benefit-responsive investment contracts during the year ended December 31, 2012 is reflected below:

	December 31, 2012	December 31, 2011	Change
Investments (at fair value)	$914,165,152	$893,870,854	$20,294,298
Investments (at contract value)	877,082,472	866,813,202	10,269,270
Adjustment to contract value	(37,082,680)	(27,057,652)	(10,025,028)

Average yields
Based on actual income(1)	0.88%
Based on interest rate credited to participants(2)	2.11%

(1)	Computed by dividing the annualized one-day actual earnings of the Fund on December 31, 2012 by the fair value of investments on December 31, 2012.
(2)	Computed by dividing the annualized one-day earnings credited to participants on December 31, 2012 by the fair value of investments on December 31, 2012.

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

Hypothetical change in current yield and no participant transactions, base case1.

	Weighted Average Interest Crediting Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2012	2.10%
March 31, 2013		2.09%	2.13%	2.21%	2.25%
June 30, 2013		1.92%	1.98%	2.11%	2.17%
September 30, 2013		1.77%	1.85%	2.01%	2.09%
December 31, 2013		1.64%	1.73%	1.92%	2.01%

Hypothetical change in current yield and 10% participant redemptions, base case2.

	Weighted Average Interest Crediting Rate	50% Decrease	25% Decrease	25% Increase	50% Increase
December 31, 2012	2.10%
March 31, 2013		2.24%	2.28%	2.37%	2.41%
June 30, 2013		2.06%	2.12%	2.24%	2.30%
September 30, 2013		1.90%	1.98%	2.13%	2.21%
December 31, 2013		1.75%	1.85%	2.03%	2.13%

1	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), with no change to the duration of the underlying investment portfolio and no contributions or withdrawals.
2	Assumes an immediate hypothetical change in market yield (relative to current contract value yield), combined with an immediate, one-time hypothetical 10% decrease in the net assets of the SARF due to participant- initiated unitholder transfers, with no change to the duration of the underlying investment portfolio.

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

Management is required to determine whether a tax position of the Collective Trust is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement which could result in the Collective Trust recording a tax liability that would reduce net assets. For the open tax years as of December 31, 2012, 2011 and 2010, management determined that no uncertainties would have a material impact on the Collective Trust’s tax liabilities. However, management’s conclusions regarding tax liabilities may be subject to review and adjustment at a later date based on factors including, but not limited to, further guidance and on-going analyses of tax laws, regulations and interpretations thereof. Authoritative accounting guidance establishes financial accounting and disclosure requirements for recognition and measurement of tax positions taken or expected to be taken in any tax jurisdiction.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

For the year ended December 31, 2012, the Bond Core Plus Fund had an average notional long (short) exposure of $(2,577,923) related to futures contracts.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

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

For the year ended December 31, 2012, the Bond Core Plus Fund and the International All Cap Equity Fund had an average notional exposure of $7,420,270 and $10,116,117, respectively, related to forward foreign currency contracts.

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

For year ended December 31, 2012, the Bond Core Plus Fund had an average notional exposure of $3,214,558 related to interest rate swap contracts.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

For the year ended December 31, 2012, the Bond Core Plus Fund did not write any options or swaptions.

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

The considerations and factors surrounding the settlement of certain purchases and sales made on a delayed-delivery basis are governed by Master Securities Forward Transaction Agreements (“Master Forward Agreements”) between the Bond Core Plus Fund and select counterparties. The Master Forward Agreements maintain provisions for, among other things, initiation and confirmation, payment and transfer, events of default, termination, and maintenance of collateral. Cash collateral provided, and received, by the Bond Core Plus Fund for each type of derivative contract at December 31, 2012 is presented as Deposit with broker or Due to broker, respectively, on the accompanying Statements of Assets and Liabilities.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The Bond Core Plus Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Asset Derivatives

		December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts(a)	$22,102	$—	$22,102
	Forward Contracts(b)	—	133,338	133,338
	Swap Contracts(c)	1,868,351	—	1,868,351

	Total Value	$1,890,453	$133,338	$2,023,791

		December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts(a)	$1,833,581	$—	$1,833,581
	Forward Contracts(b)	—	27,605	27,605
	Swap Contracts(c)	644,658	—	644,658

	Total Value	$2,478,239	$27,605	$2,505,844

Liability Derivatives

		December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts(a)	$12,191	$—	$12,191
	Forward Contracts(b)	—	1,137,084	1,137,084
	Swap Contracts(c)	105,249	—	105,249

	Total Value	$117,440	$1,137,084	$1,254,524

		December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Futures Contracts(a)	$—	$—	$—
	Forward Contracts(b)	—	388,756	388,756
	Swap Contracts(c)	14,427	—	14,427

	Total Value	$14,427	$388,756	$403,183

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The International All Cap Equity Fund had the following derivatives (not designated as hedges) grouped into appropriate risk categories that illustrate how and why the Fund uses derivative instruments:

Liability Derivatives

		December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total

International All Cap
Equity Fund	Forward Contracts(b)	$—	$480	$480

	Total Value	$—	$480	$480

There were no derivatives held in the International All Cap Equity Fund at the year ended December 31, 2011.

Each of the above derivatives is located in the following Statements of Assets and Liabilities accounts.

(a)	Net Assets Unrealized-Appreciation/Depreciation (Includes cumulative appreciation/depreciation of futures contracts as reported in Note 2.H: Futures Contracts. Only current day’s variation margin is reported within the Statements of Assets and Liabilities)
(b)	Gross unrealized appreciation/depreciation of forward currency exchange contracts
(c)	Gross unrealized appreciation/depreciation of swap agreements

		For the year ended December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$1,960,234	$—	$1,960,234
	Forward Contracts(b)	—	(901,798)	(901,798)
	Swap Contracts(c)	971,174	—	971,174

	Total Value	$2,931,408	$(901,798)	$2,029,610

		For the year ended December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$565,633	$—	$565,633
	Forward Contracts(b)	—	(606,305)	(606,305)
	Swap Contracts(c)	415,822	—	415,822
	Written Options(d)	23,460	—	23,460

	Total Value	$1,004,915	$(606,305)	$398,610

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

		For the year ended December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Realized gain (loss)
	Futures Contracts(a)	$3,428,190	$—	$3,428,190
	Forward Contracts(b)	—	(294,793)	(294,793)
	Swap Contracts(c)	698,074	—	698,074

	Total Value	$4,126,264	$(294,793)	$3,831,471

		For the year ended December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap
Equity Fund	Realized gain (loss)
	Forward Contracts(b)	$—	$(19,205)	$(19,205)

	Total Value	$—	$(19,205)	$(19,205)

		For year ended December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap
Equity Fund	Realized gain (loss)
	Forward Contracts(b)	$—	$150,920	$150,920

	Total Value	$—	$150,920	$150,920

		For the year ended December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap
Equity Fund	Realized gain (loss)
	Forward Contracts(b)	$—	$(254,775)	$(254,775)

	Total Value	$—	$(254,775)	$(254,775)

Each of the above derivatives is located in the following Statements of Operations accounts.

(a)	Net realized gain/(loss) futures contracts
(b)	Net realized gain/(loss) foreign currency transactions (Statements of Operations include both forwards and foreign currency transactions)
(c)	Net realized gain/(loss) swap contracts
(d)	Net realized gain/(loss) written options

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

		For the year ended December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts(a)	$(1,823,670)	$—	$(1,823,670)
	Forward Contracts(b)	—	(640,567)	(640,567)
	Swap Contracts(c)	1,135,881	—	1,135,881

	Total Value	$(687,789)	$(640,567)	$(1,328,356)

		For the year ended December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts(a)	$1,831,856	$—	$1,831,856
	Forward Contracts(b)	—	283,359	283,359
	Swap Contracts(c)	541,441	—	541,441

	Total Value	$2,373,297	$283,359	$2,656,656

		For the year ended December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
Bond Core Plus Fund	Change in Unrealized Appreciation (Depreciation)
	Futures Contracts(a)	$(338,304)	$—	$(338,304)
	Forward Contracts(b)	—	(739,185)	(739,185)
	Swap Contracts(c)	206,218	—	206,218

	Total Value	$(132,086)	$(739,185)	$(871,271)

		For the year ended December 31, 2012
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Change in Unrealized Appreciation (Depreciation)
	Forward Contracts(b)	$—	$(4,308)	$(4,308)

	Total Value	$—	$(4,308)	$(4,308)

		For the year ended December 31, 2011
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Change in Unrealized Appreciation (Depreciation)
	Forward Contracts(b)	$—	$(88,464)	$(88,464)

	Total Value	$—	$(88,464)	$(88,464)

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

		For the year ended December 31, 2010
		Interest Rate Risk	Foreign Exchange Risk	Total
International All Cap Equity Fund	Change in Unrealized Appreciation (Depreciation)
	Forward Contracts(b)	$—	$41,675	$41,675

	Total Value	$—	$41,675	$41,675

Each of the above derivatives is located in the following Statements of Operations accounts.

(a)	Net change in unrealized appreciation/(depreciation) futures contracts
(b)	Net change in unrealized appreciation/(depreciation) foreign currency transactions (Statements of Operations includes both forwards and foreign currency transactions)
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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

3.    Investment Advisory, Investment Management and Related Party Transactions

Northern Trust Investments has entered into Investment Advisor Agreements with the Investment Advisors listed below to which the Investment Advisors provide investment advice with respect to one or more of the Funds offered as investment options under the Program. As of December 31, 2012, the line-up of Investment Advisors to the Funds was as follows:

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

investment funds maintained by State Street Global Advisors, a division of State Street Bank. Northern Trust Investments has also entered into an Investment Management Agreement with State Street Bank with respect to the Index Funds.

A fee is paid to each Investment Advisor based on the value of the assets allocated to that Investment Advisor and the respective breakpoints agreed to in the Investment Advisor’s contract. These fees are accrued on a daily basis and paid monthly or quarterly from the allocated assets. Actual fees incurred for each Investment Advisor during the years ended December 31, 2012, December 31, 2011 and December 31, 2010 are listed below; the annual asset-based fees for 2012 range from the highest rate of .65% to the lowest rate of .05% among the various Investment Advisors.

Investment Advisor	Fund	Fees for the year ended December 31, 2012	Fees for the year ended December 31, 2011	Fees for the year ended December 31, 2010
Allianz Global Investors Capital LLC	Small-Mid Cap Equity Fund	$123,045	$140,395	$138,432

Altrinsic Global Advisors, LLC	International All Cap Equity Fund	142,178	162,772	175,571

American Century Investment Management Inc. **	International All Cap Equity Fund	60,056	—	—

C.S. McKee, L.P.	Large Cap Equity Fund	636,825	654,109	652,399

Columbus Circle Investors	Large Cap Equity Fund	626,056	646,469	594,606

Delaware Investment Advisers	Large Cap Equity Fund	461,693	476,758	436,602

Denver Investment Advisors LLC	Small-Mid Cap Equity Fund	223,707	285,847	300,713

Eagle Global Advisors LLC **	International All Cap Equity Fund	35,315	95,356	99,644

First State Investments International Limited	International All Cap Equity Fund	214,245	229,427	196,778

Frontier Capital Management Co. LLC	Small-Mid Cap Equity Fund	115,684	125,732	125,020

Galliard Capital Management, Inc.	Stable Asset Return Fund	730,219	734,622	48,124

Jennison Associates LLC	Stable Asset Return Fund	187,158	177,106	11,342

Jennison Associates LLC	Large Cap Equity Fund	384,631	396,951	402,784

Lombardia Capital Partners, LLC *	Small-Mid Cap Equity Fund	163,696	109,173	—

LSV Asset Management	International All Cap Equity Fund	142,659	162,275	157,800

LSV Asset Management	Small-Mid Cap Equity Fund	164,343	207,626	218,040

Martin Currie Inc. **	International All Cap Equity Fund	39,407	131,242	136,831

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Investment Advisor	Fund	Fees for the year ended December 31, 2012	Fees for the year ended December 31, 2011	Fees for the year ended December 31, 2010

OFI Institutional Asset Management, Inc. ***	Small-Mid Cap Equity Fund	—	—	97,862

Pacific Investment Management Company LLC	Bond Core Plus Fund	953,327	919,254	1,063,591

Pacific Investment Management Company, LLC	Stable Asset Return Fund	409,511	389,896	24,995

Riverbridge Partners	Small-Mid Cap Equity Fund	141,459	154,884	153,207

Systematic Financial Management, L.P.	Small-Mid Cap Equity Fund	193,176	209,712	226,688

TCW Investment Management Company****	Small-Mid Cap Equity Fund	126,801	139,893	138,988

William Blair & Company LLC **	International All Cap Equity	47,779	—	—

		$6,322,970	$6,549,499	$5,400,017

*	Lombardia Capital Partners, LLC began providing investment advice with respect to the Small-Mid Cap Equity Fund on May 10, 2011.
**	Eagle Global Advisors LLC and Martin Currie Inc. were terminated as investment advisors with respect to the International All Cap Equity Fund during the second quarter of 2012. American Century Investment Management Inc. and William Blair & Company LLC began providing investment advice with respect to the International All Cap Equity Fund during the second quarter of 2012.
***	Effective June 17, 2010, the Investment Advisory Agreement between OFI Institutional Asset Management, Inc. and State Street was terminated.
****	Effective December 27, 2012, TCW Investment Management Company was terminated as investment advisor with respect to the Small-Mid Cap Equity Fund.

Program Fee

A separate program fee (“Program fee”) is paid to both of the Program recordkeeper and ABA Retirement Funds. These fees are allocated to each Fund based on net asset value and are accrued daily and paid monthly from the assets of the Funds and the Balanced Fund.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

The ABA Retirement Funds Program fee is based on the value of Program assets and the following annual fee rate in effect during the two-month period ended February 29, 2012, and during the years ended December 31, 2011 and 2010:

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

For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, ABA Retirement Funds received Program fees of $2,775,908, $2,698,370 and $2,534,293, respectively. This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net assets as of the time of calculation thereof.

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

For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, the Program fee paid to ING Life was $19,631,556, $19,111,349 and $18,017,359, respectively.

This Program fee is accrued daily and paid monthly based on the aggregate assets of the Funds and the Balanced Fund as of the last business day of the preceding month. The Funds and the Balanced Fund bear their respective portions of this Program fee pro rata based on their respective net asset values as of the time of calculation thereof. The Program Services Agreement contains certain service standards applicable to the performance of recordkeeping services by ING Services and imposes

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

penalties that reduce the Program fee if these service standards are not met. Service penalties of $100,000, $50,000 and $30,000 were imposed on ING Services during the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively, and the fees stated above are net of these penalties.

Effective April 26, 2012, the AQR Risk Parity Fund, in which the Alternative Alpha Fund is invested, makes payments to ING Life in the amount of .10% on an annualized basis of the assets allocated to the AQR Risk Parity Fund for administrative services rendered on behalf of the Alternative Alpha Fund. Such payments are applied against, and thus reduce, the Program fee otherwise payable on behalf of the Alternative Alpha Fund to ING Life. These payments are reflected in the accompanying statements of operations as “Less: Expense reimbursement” in the amount of $265 for the year ended December 31, 2012.

The Collective Trust has entered into a brokerage services agreement with TD Ameritrade, Inc. and TD Ameritrade Clearing, Inc. TD Ameritrade has agreed that, effective September 2, 2011 it will make payments on behalf of the Program in consideration of the Program’s services rendered with respect to the Self-Directed Brokerage Accounts. Such payments are applied against, and thus reduce, the Program fee otherwise payable to ING Life, and are reflected in the accompanying statements of operations as “Less: Expense reimbursement” in the amount of $508,048 for the year ended December 31, 2012. For the year ended December 31, 2011, such payments were applied against, and thus reduced, the program expense fee otherwise payable to ING Life, which is included in the accompanying statements of operations as part of “ING-program fee” in the amount of $139,999. Such payments by TD Ameritrade are made quarterly in arrears, in an amount calculated based on the table below, based on the month-end values of Program assets held in TD Ameritrade brokerage accounts during such quarter.

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

For the six-month period ended June 30, 2010:

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

Effectively July 1, 2010, a fee is paid to Northern Trust for its trust, management and administration of the assets in the investment options (other than Self-Directed Brokerage Accounts). This fee is accrued on a daily basis and paid monthly from the net assets of the Funds and the Balanced Fund, excluding the Retirement Date Funds, at the following annual rates:

Value of Assets	Rate
First $1 billion	.115%
Next $2 billion	.080%
Over $3 billion	.065%

Northern Trust is paid a trust, management and administration fee at an annual rate of .115% of the value of assets held by the respective Retirement Date Funds.

For the years ended December 31, 2012 and December 31, 2011, Northern Trust received trust, management and administration fees of $3,541,629 and $3,417,220, respectively. For the six-month period ended December 31, 2010, Northern Trust received trust, management and administration fees of $1,616,125.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

State Street Bank received the following fees paid from the Funds listed below during the years ended December 31, 2012, December 31, 2011 and December 31, 2010:

	Fees for the year ended December 31, 2012	Fees for the year ended December 31, 2011	Fees for the year ended December 31, 2010
Bond Index Fund	$37,356	$27,821	$18,218
Large Cap Index Equity Fund	18,871	12,249	8,394
All Cap Index Equity Fund	119,253	113,875	120,652
Mid Cap Index Equity Fund	29,635	22,583	14,088
Small Cap Index Equity Fund	15,602	13,496	8,416
International Index Equity Fund	69,705	62,421	34,051
Large Cap Equity Fund	10,593	10,329	27,274
Small-Mid Cap Equity Fund	5,117	4,690	3,646
International All Cap Equity Fund	8,324	8,878	6,810

	$314,456	$276,342	$241,549

The Real Asset Return Fund is subject to an annual management fee of .078% of the assets invested in the Real Asset Return Fund, payable to State Street Bank. The fee is accrued daily and paid monthly. For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, State Street Bank received Real Asset Return Fund management fees of $21,865, $15,344 and $7,566, respectively.

The Retirement Date Funds are subject to an annual management fee of .10% of the assets invested in the Retirement Date Funds, payable to State Street Bank. The fee is accrued daily and paid monthly. For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, State Street Bank received Retirement Date Funds management fees of $544,196, $451,540 and $354,807, respectively.

The Target Risk Funds are subject to annual management fees of .042%, .055% and .063% of the assets invested in the Conservative Risk Fund, Moderate Risk Funds and Aggressive Risk Fund, respectively, payable to State Street Bank. The fee is accrued daily and paid monthly. For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, State Street Bank received Target Risk Fund management fees of $62,865, $43,078 and $22,436, respectively.

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

Effective December 8, 2010, the Investment Advisors for SARF are paid a weighted average fee at an annual rate of approximately .15% of the assets of the Fund.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts are above $600 million (as of December 31, 2012, the aggregate value of such assets was $1.4 billion), the Fund pays its Investment Advisor a fee at the following annual rate:

Value of Assets	Rate
First $600 million	.25%
Next $700 million	.20
Over $1.3 billion	.15

If the aggregate market value of the Bond Core Plus Fund’s assets and the assets of certain other unaffiliated accounts falls below $600 million, the following fee schedule applies:

Value of Assets	Rate
First $25 million	.500%
Next $25 million	.375
Over $50 million	.250

The table below provides the respective blended annual rates of aggregate fees payable by each of the Large Cap Equity Fund, the Small-Mid Cap Equity Fund and the International All Cap Equity Fund to its respective Investment Advisors. These aggregate advisory fee rates are stated as a percentage of the assets of each Fund and are calculated utilizing assets, fee rates and asset allocations as of December 31, 2012:

Fund	Rate
Large Cap Equity Fund	.291%
Small-Mid Cap Equity Fund	.477
International All Cap Equity Fund	.480

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Northern Trust Investments is paid a fee of .15% of the excess cash in the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF that is swept to the STIF or, in the case of the SARF, to the GSTIF. Northern Trust Investments was paid $1,636, $31,400, $10,009, $5,199 and $149,243 for the year ended December 31, 2012 and was paid $3,403, $20,488, $7,885, $6,218 and $176,620 for the year ended December 31, 2011, and was paid $1,176, $9,451, $4,067, $3,081 and $11,684 for the period from July 1, 2010 through December 31, 2010 from the Bond Core Plus Fund, Large Cap Equity Fund, Small-Mid Cap Equity Fund, International All Cap Equity Fund and the SARF, respectively. No fee structure was in place prior to July 1, 2010.

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

Operational Costs

Recurring expenses incurred in connection with operating the Collective Trust, such as printing, legal, registration, consulting and auditing expenses, are considered operational expenses and are accrued throughout the year. For the years ended December 31, 2012, December 31, 2011 and December 31, 2010, these expenses totaled $3,012,626, $2,914,751 and $4,048,677, respectively. Fees in the amount of approximately $25,212, $63,855 and $22,460 for the registration of $220 million, $550 million and $315 million of units with the SEC were paid during 2012, 2011 and 2010, respectively, and are an operational cost for all the Funds. These operational costs are allocated to the Funds and the Balanced Fund based on net assets.

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

4.    Purchases and Sales of Securities

The aggregate cost of purchases and proceeds from sales of securities and the Funds’ assets invested in collective investment funds, excluding U.S. Government securities and short-term investments, were as follows:

	For the year ended December 31, 2012
	Purchases	Sales
Bond Core Plus Fund	$83,825,184	$102,926,342
Large Cap Equity Fund	297,793,137	393,146,865
Small-Mid Cap Equity Fund	163,233,730	197,860,808
International All Cap Equity Fund	140,353,287	153,622,990
Global All Cap Equity Fund*	2,092,272	231,008
Bond Index Fund	28,206,975	13,969,508
Large Cap Index Equity Fund	32,672,498	8,504,440
All Cap Index Equity Fund	9,688,144	33,779,885
Mid Cap Index Equity Fund	17,192,958	10,040,631
Small Cap Index Equity Fund	13,312,551	8,617,061
International Index Equity Fund	14,330,418	4,293,607
Real Asset Return Fund	12,976,715	5,058,787
Alternative Alpha Fund*	1,363,748	250,291
Lifetime Income Retirement Date Fund	11,707,086	3,967,304
2010 Retirement Date Fund	23,736,274	12,617,847
2020 Retirement Date Fund	42,155,705	15,079,787
2030 Retirement Date Fund	29,916,012	8,046,462
2040 Retirement Date Fund	19,697,229	7,240,487
2050 Retirement Date Fund*	1,735,284	311,961
Conservative Risk Fund	18,493,104	9,069,374
Moderate Risk Fund	21,156,506	11,676,078
Aggressive Risk Fund	9,115,835	4,897,127
Balanced Fund	30,380,869	67,059,987

*	The Fund commenced investment operations on January 17, 2012.

The aggregate cost of purchases and proceeds from sales of U.S. Government securities were as follows:

	For the year ended December 31, 2012
	Purchases	Sales
Bond Core Plus Fund	$1,604,981,332	$1,600,227,658

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

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

Effective July 1, 2010 and thereafter, the Funds that directly engage in securities lending (Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund) and the Global All Cap Equity Fund and the Balanced Fund, which indirectly engage in securities lending, no longer invest in the State Street Quality D Short-Term Investment Fund (“Quality D”). Instead, the cash collateral received by the Funds that engage in securities lending was reinvested in a cash collateral pooled fund (the “ABA Members Collateral Fund”) managed by State Street Bank as securities lending agent (“Lending Agent”) and dedicated solely to the Funds that engage in securities lending. At the time of its formation, the ABA Members Collateral Fund had a comparable investment portfolio and net asset value per unit as did Quality D. Thereafter, the overall level of securities loans made by the Funds will have a direct impact on the overall level of cash collateral held in the ABA Members Collateral Fund. For purposes of daily admissions and redemptions, the short-term portfolio instruments in the ABA Members Collateral Fund are currently valued on the basis of amortized cost, as provided for in the Investment Guidelines of the ABA Members Collateral Fund. Participant units in the ABA Members Collateral Fund are issued and redeemed on each business day (“valuation date”). Participant units in the ABA Members Collateral Fund were, through December 31, 2012, purchased and redeemed at a constant net asset value of $1.00 per unit for normal course transactions, such as new loans and returns of borrowed securities and adjustments upon the mark to market of securities on loan. In the event that a significant disparity develops between the constant net asset value and the market-based net asset value of the ABA Members Collateral Fund, the Lending Agent will notify the Trustee that “special circumstances” exist and continued redemption at a constant $1.00 net asset value would create inequitable results for the unitholders. In these circumstances, the Lending Agent may direct that units be redeemed for all transactions or certain transactions at the market-based net asset value, engage in in-kind redemptions, or take other action to avoid inequitable results to unitholders until such time as the disparity between the market-based and the constant net asset value per unit is deemed to be immaterial.

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

A portion of the income generated upon investment of cash collateral is remitted to the Borrowers, and the remainder is allocated between the Fund or the Balanced Fund lending the securities and State Street Bank in its capacity as lending agent. The fees incurred in the Bond Core Plus Fund, International All Cap Equity Fund, Large Cap Equity Fund and Small-Mid Cap Equity Fund related to securities lending were $8,935, $19,147, $20,497 and $130,878, respectively.

American Bar Association Members/Northern Trust Collective Trust

Notes to Financial Statements—Continued

At December 31, 2012, the Funds’ fair value of securities on loan and investments of collateral value received at amortized cost and fair value for securities loaned was as follows:

	Fair Value of Loaned Securities	Investments of Collateral Received
Fund		Amortized Cost	Fair Value
Bond Core Plus Fund	$1,111,546	$1,135,000	$1,116,098
Large Cap Equity Fund	10,183,689	10,442,011	10,268,121
Small-Mid Cap Equity Fund	19,127,104	19,638,457	19,311,418
International All Cap Equity Fund	3,829,876	3,985,095	3,918,731

Units of the ABA Members Collateral Fund continue to be issued and redeemed at a constant $1.00 net asset value per unit; however, certain dollar amount withdrawal limitations would apply to redemptions in connection with discontinuing participation in the securities lending program. At December 31, 2012, the market value of the investments in the ABA Members Collateral Fund, as reported by its trustee, was approximately 98.335% of amortized cost. The accompanying financial statements of the Funds and the Balanced Fund have valued their direct investments in the ABA Members Collateral Fund at their fair values, and have recognized unrealized losses. However, the Funds and the Balanced Fund have continued to value their investments in the ABA Members Collateral Fund for purposes of participant transactions at the amortized cost-based values used by the ABA Members Collateral Fund for daily transactions.

6.    Participant Ownership

As of December 31, 2012, the following Funds had participants owning greater than 5% of the outstanding units of each Funds: Four participants owned 29.98% of the outstanding units of the Global All Cap Equity Fund, six participants owned 50.42% of the outstanding units of the Alternative Alpha Fund, and two participants owned 12.99% of the outstanding units of the 2050 Retirement Date Fund.

7.    Subsequent Events

One of the three synthetic guaranteed investment contract wrap providers for the Stable Asset Return Fund has elected to terminate its contract with Northern Trust Investments, as trustee of the Collective Trust, effective April 11, 2013. At December 31, 2012, the contract value of the investment represented approximately 20% of the Fund’s net asset value. Northern Trust Investments and Galliard, the Fund’s Investment Advisor, are currently reviewing potential replacement wrap providers. At this time, Northern Trust Investments and Galliard do not anticipate that this termination will result in any material adverse impact to the operations of the Stable Asset Return Fund.

Management has evaluated subsequent events for the Funds and the Balanced Fund through the date the financial statements were issued, and has concluded that there are no recognized or non-recognized subsequent events, other than the item noted above, relevant for financial statement disclosure.